Form 10-Q
period 2010-06-30
ALTRIA GROUP, INC.
filed 2010-07-29
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At July 20, 2010, there were 2,083,965,475 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Consumer products
Cash and cash equivalents	$854	$1,871

Receivables (less allowances of $2 in 2010 and $3 in 2009)	90	96

Inventories:
Leaf tobacco	853	993
Other raw materials	158	157
Work in process	248	293
Finished product	391	367

	1,650	1,810

Deferred income taxes	1,267	1,336
Other current assets	791	660

Total current assets	4,652	5,773

Property, plant and equipment, at cost	5,821	6,144
Less accumulated depreciation	3,286	3,460

	2,535	2,684

Goodwill	5,174	5,174
Other intangible assets, net	12,128	12,138
Investment in SABMiller	5,119	4,980
Other assets	920	1,097

Total consumer products assets	30,528	31,846

Financial services
Finance assets, net	4,691	4,803
Other assets	26	28

Total financial services assets	4,717	4,831

TOTAL ASSETS	$35,245	$36,677

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share and per share data)

(Unaudited)

	June 30, 2010	December 31, 2009
LIABILITIES
Consumer products
Short-term borrowings	$200	$-
Current portion of long-term debt		775
Accounts payable	277	494
Accrued liabilities:
Marketing	470	467
Taxes, except income taxes	371	318
Employment costs	141	239
Settlement charges	2,150	3,635
Other	1,209	1,354
Dividends payable	733	710

Total current liabilities	5,551	7,992

Long-term debt	11,984	11,185
Deferred income taxes	4,478	4,383
Accrued pension costs	1,156	1,157
Accrued postretirement health care costs	2,361	2,326
Other liabilities	985	1,248

Total consumer products liabilities	26,515	28,291

Financial services
Deferred income taxes	3,986	4,180
Other liabilities	188	102

Total financial services liabilities	4,174	4,282

Total liabilities	30,689	32,573

Contingencies (Note 12)

Redeemable noncontrolling interest	33	32

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,809	5,997
Earnings reinvested in the business	22,996	22,599
Accumulated other comprehensive losses	(1,576)	(1,561)
Cost of repurchased stock (722,390,792 shares in 2010 and 729,932,673 shares in 2009)	(23,643)	(23,901)

Total stockholders’ equity attributable to Altria Group, Inc.	4,521	4,069

Noncontrolling interests	2	3

Total stockholders’ equity	4,523	4,072

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,245	$36,677

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

Net revenues	$12,034	$11,242
Cost of sales	3,834	3,908
Excise taxes on products	3,742	2,836

Gross profit	4,458	4,498
Marketing, administration and research costs	1,292	1,455
Reduction of Kraft Foods Inc. and Philip Morris International Inc. tax-related receivables	169
Asset impairment and exit costs	28	166
Amortization of intangibles	10	9

Operating income	2,959	2,868
Interest and other debt expense, net	577	623
Earnings from equity investment in SABMiller	(251)	(323)

Earnings before income taxes	2,633	2,568
Provision for income taxes	777	968

Net earnings	1,856	1,600
Net earnings attributable to noncontrolling interests	(1)	(1)

Net earnings attributable to Altria Group, Inc.	$1,855	$1,599

Per share data:
Basic earnings per share attributable to Altria Group, Inc.	$0.89	$0.77

Diluted earnings per share attributable to Altria Group, Inc.	$0.89	$0.77

Dividends declared	$0.70	$0.64

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended June 30,
	2010	2009

Net revenues	$6,274	$6,719
Cost of sales	1,967	2,138
Excise taxes on products	1,933	2,125

Gross profit	2,374	2,456
Marketing, administration and research costs	651	738
Reduction of Kraft Foods Inc. and Philip Morris International Inc. tax-related receivables	169
Asset impairment and exit costs	21	38
Amortization of intangibles	4	3

Operating income	1,529	1,677
Interest and other debt expense, net	290	287
Earnings from equity investment in SABMiller	(113)	(217)

Earnings before income taxes	1,352	1,607
Provision for income taxes	309	596

Net earnings	1,043	1,011
Net earnings attributable to noncontrolling interests	(1)	(1)

Net earnings attributable to Altria Group, Inc.	$1,042	$1,010

Per share data:
Basic earnings per share attributable to Altria Group, Inc.	$0.50	$0.49

Diluted earnings per share attributable to Altria Group, Inc.	$0.50	$0.49

Dividends declared	$0.35	$0.32

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2009 and

the Six Months Ended June 30, 2010

(in millions of dollars, except per share data)

(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehen- sive Losses	Cost of Repurchased Stock	Compre- hensive Earnings	Non- controlling Interests	Total Stock- holders’ Equity
Balances, December 31, 2008	$935	$6,350	$22,131	$(2,181)	$(24,407)	$-	$-	$2,828
Comprehensive earnings:
Net earnings			3,206			3,206	1	3,207
Other comprehensive earnings, net of income taxes:
Currency translation adjustments				3		3		3
Change in net loss and prior service cost				375		375		375
Ownership share of SABMiller other comprehensive earnings				242		242		242

Total other comprehensive earnings						620	-	620

Total comprehensive earnings (1)						3,826	1	3,827

Exercise of stock options and other stock award activity		(353)			506			153
Cash dividends declared ($1.32 per share)			(2,738)					(2,738)
Other							2	2

Balances, December 31, 2009	935	5,997	22,599	(1,561)	(23,901)		3	4,072
Comprehensive earnings:
Net earnings (2)			1,855			1,855		1,855
Other comprehensive earnings, net of income taxes:
Change in net loss and prior service cost				57		57		57
Ownership share of SABMiller other comprehensive losses				(72)		(72)		(72)

Total other comprehensive earnings						(15)	-	(15)

Total comprehensive earnings (1)						1,840	-	1,840

Exercise of stock options and other stock award activity		(188)			258			70
Cash dividends declared ($0.70 per share)			(1,458)					(1,458)
Other							(1)	(1)

Balances, June 30, 2010	$935	$5,809	$22,996	$(1,576)	$(23,643)		$2	$4,523

(1)

Total comprehensive earnings were $957 million for the quarter ended June 30, 2010, all of which were comprehensive earnings attributable to Altria Group, Inc. Total comprehensive earnings were $1,167 million for the quarter ended June 30, 2009, which consisted of total comprehensive earnings attributable to Altria Group, Inc. and noncontrolling interests of $1,166 million and $1 million, respectively. Total comprehensive earnings were $1,766 million for the six months ended June 30, 2009, which consisted of total comprehensive earnings attributable to Altria Group, Inc. and noncontrolling interests of $1,765 million and $1 million, respectively.

(2)

Net earnings attributable to noncontrolling interests exclude $1 million due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section in the condensed consolidated balance sheet at June 30, 2010. See Note 12.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products	$1,824	$1,481
- Financial services	32	119

Net earnings	1,856	1,600

Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	137	147
Deferred income tax provision	120	336
Earnings from equity investment in SABMiller	(251)	(323)
Asset impairment and exit costs, net of cash paid	(119)	(12)
Cash effects of changes, net of the effects from acquired companies:
Receivables, net	16	(11)
Inventories	160	(16)
Accounts payable	(41)	(58)
Income taxes	(80)	(103)
Accrued liabilities and other current assets	(89)	337
Accrued settlement charges	(1,485)	(1,780)
Pension plan contributions	(12)	(30)
Pension provisions and postretirement, net	113	135
Other	32	147
Financial services
Deferred income tax benefit	(194)	(424)
Other	128	190

Net cash provided by operating activities	291	135

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
Capital expenditures	$(69)	$(112)
Acquisition of UST LLC, net of acquired cash		(10,244)
Other	18	(48)
Financial services
Investments in finance assets		(9)
Proceeds from finance assets	72	553

Net cash provided by (used in) investing activities	21	(9,860)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
Net issuance of short-term borrowings	200	188
Long-term debt issued	797	4,221
Long-term debt repaid	(775)	(375)

Dividends paid on Altria Group, Inc. common stock	(1,435)	(1,324)
Issuance of Altria Group, Inc. common stock	39	51
Financing fees and debt issuance costs	(5)	(132)
Other	(150)	(276)

Net cash (used in) provided by financing activities	(1,329)	2,353

Cash and cash equivalents:

Decrease	(1,017)	(7,372)

Balance at beginning of period	1,871	7,916

Balance at end of period	$854	$544

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At June 30, 2010, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; UST LLC (“UST”), which through its subsidiaries is engaged in the manufacture and sale of smokeless products and wine; and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 27.2% economic and voting interest in SABMiller plc (“SABMiller”) at June 30, 2010. Altria Group, Inc.’s access to the operating cash flows of its subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. UST Acquisition:

On January 6, 2009, Altria Group, Inc. acquired all of the outstanding common stock of UST. The transaction was valued at approximately $11.7 billion, which represented a purchase price of $10.4 billion and included the assumption of approximately $1.3 billion of debt, which together with acquisition-related costs and payments of approximately $0.6 billion (consisting primarily of financing fees, the funding of UST’s non-qualified pension plans, investment banking fees and the early retirement of UST’s revolving credit facility), represented a total cash outlay of approximately $11 billion. Additionally, costs incurred to effect the acquisition, as well as costs to restructure UST, are being recognized as expenses in the periods in which the costs are incurred. For the six and three months ended June 30, 2010 and 2009, Altria Group, Inc. incurred acquisition-related charges, as well as restructuring and integration costs consisting of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Exit costs	$2	$125	$-	$22
Integration costs	12	30	4	14
Inventory adjustments	10	23	5	6
Financing fees		88		1
Transaction costs		60

Total	$24	$326	$9	$43

Total acquisition-related charges, as well as restructuring and integration costs incurred since the September 8, 2008 announcement of the acquisition, were $520 million. During the remainder of 2010, Altria Group, Inc. expects to incur additional pre-tax charges and costs of approximately $26 million related to the acquisition of UST.

UST’s financial position and results of operations have been consolidated with Altria Group, Inc. as of January 6, 2009. Pro forma results of Altria Group, Inc., for the six months ended June 30, 2009 assuming the acquisition had occurred on January 1, 2009, would not have been materially different from the actual results reported for the six months ended June 30, 2009.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3. Asset Impairment, Exit, Implementation and Integration Costs:

Pre-tax asset impairment, exit, implementation and integration costs for the six and three months ended June 30, 2010 and 2009 consisted of the following:

	For the Six Months Ended June 30, 2010
	Asset Impairment and Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$25	$49	$-	$74
Smokeless products	2		11	13
Cigars			1	1
Wine			1	1
General corporate	1			1

Total	$28	$49	$13	$90

	For the Six Months Ended June 30, 2009
	Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$34	$50	$-	$84
Smokeless products	123		28	151
Cigars			7	7
Wine	2		2	4
General corporate	7			7

Total	$166	$50	$37	$253

	For the Three Months Ended June 30, 2010
	Asset Impairment and Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$20	$25	$-	$45
Smokeless products			4	4
General corporate	1			1

Total	$21	$25	$4	$50

	For the Three Months Ended June 30, 2009
	Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$15	$32	$-	$47
Smokeless products	22		13	35
Cigars			4	4
Wine			1	1
General corporate	1			1

Total	$38	$32	$18	$88

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The movement in the severance liability and details of asset impairment and exit costs for Altria Group, Inc. for the six months ended June 30, 2010 was as follows:

	Severance	Other	Total
	(in millions)
Severance liability balance, December 31, 2009	$228	$-	$228
Charges	2	26	28
Cash spent	(127)	(21)	(148)
Other		(5)	(5)

Severance liability balance, June 30, 2010	$103	$-	$103

The pre-tax asset impairment, exit, implementation and integration costs shown above are primarily a result of the programs discussed below.

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

As a result of this restructuring program, pre-tax exit and integration costs for the six and three months ended June 30, 2010 and 2009 consisted of the following:

	For the Six Months Ended June 30,
	2010			2009
	Exit Costs	Integration Costs	Total	Exit Costs	Integration Costs	Total
	(in millions)
Cigarettes	$-	$-	$-	$2	$-	$2
Smokeless products	2	11	13	123	28	151
Wine		1	1	2	2	4
General corporate	1		1	6		6

Total	$3	$12	$15	$133	$30	$163

	For the Three Months Ended June 30,
	2010			2009
	Exit Costs	Integration Costs	Total	Exit Costs	Integration Costs	Total
	(in millions)
Smokeless products	$-	$4	$4	$22	$13	$35
Wine					1	1
General corporate	1		1	1		1

Total	$1	$4	$5	$23	$14	$37

These charges are primarily related to employee separation costs, lease exit costs, relocation of employees and other costs related to the integration of UST operations. Substantially all of these charges will result in cash expenditures. The pre-tax integration costs were included in marketing, administration and

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

research costs on Altria Group, Inc.’s condensed consolidated statements of earnings for the six and three months ended June 30, 2010 and 2009. Total pre-tax charges incurred since the inception of the program through June 30, 2010 were $469 million. Pre-tax charges of approximately $15 million are expected for the remainder of the program, all of which are expected to be incurred in 2010. Cash payments related to the program of $74 million and $33 million were made during the six and three months ended June 30, 2010, respectively, for total cash payments of $295 million since inception.

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

As a result of this program, which commenced in 2007, PM USA expects to incur total pre-tax charges of approximately $785 million, which consist of employee separation costs of $343 million, accelerated depreciation of $282 million and other charges of $160 million, primarily related to the relocation of employees and equipment, net of estimated gains on sales of land and buildings. Total pre-tax charges incurred for the program through June 30, 2010 of $799 million, which are reflected in the cigarettes segment, do not reflect estimated gains on future sales of land and buildings. Approximately $400 million of the total pre-tax charges have resulted, and in the future are expected to result, in cash expenditures.

PM USA recorded pre-tax charges for this program as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Asset impairment and exit costs	$25	$32	$20	$15
Implementation costs	49	50	25	32

Total	$74	$82	$45	$47

Pre-tax implementation costs related to this program were primarily related to accelerated depreciation and were included in cost of sales in the condensed consolidated statements of earnings for the six and three months ended June 30, 2010 and 2009, respectively.

Pre-tax charges of approximately $40 million are expected during the remainder of 2010 for the program. Cash payments related to the program of $83 million and $36 million were made during the six and three months ended June 30, 2010, respectively, for total cash payments of $389 million since inception.

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Service cost	$42	$50	$21	$25
Interest cost	178	173	89	86
Expected return on plan assets	(208)	(212)	(104)	(106)
Amortization:
Net loss	66	55	33	28
Prior service cost	6	6	3	3
Termination and curtailment		(9)		3

Net periodic pension cost	$84	$63	$42	$39

Termination and curtailment for the six months ended June 30, 2009 shown in the table above primarily reflects curtailment gains related to the restructuring of UST’s operations subsequent to the acquisition, partially offset by termination benefits related to Altria Group, Inc.’s restructuring programs. For more information on Altria Group, Inc.’s restructuring programs, see Note 3. Asset Impairment, Exit, Implementation and Integration Costs.

Employer Contributions

Altria Group, Inc. presently makes, and plans to make, contributions, to the extent that they are tax deductible, and to pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. Employer contributions of $12 million were made to Altria Group, Inc.’s pension plans during the six months ended June 30, 2010. Currently, Altria Group, Inc. anticipates additional employer contributions during the remainder of 2010 of approximately $8 million to $38 million to its pension plans, based on current tax law. However, these estimates are subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Service cost	$17	$20	$8	$10
Interest cost	71	73	36	37
Amortization:
Net loss	16	20	8	10
Prior service credit	(7)	(4)	(3)	(2)
Termination and curtailment		19		1

Net postretirement health care costs	$97	$128	$49	$56

Termination and curtailment for the six months ended June 30, 2009 shown in the table above primarily reflects termination benefits and curtailment losses related to the restructuring of UST’s operations subsequent to the acquisition. For further information on Altria Group, Inc.’s restructuring programs, see Note 3. Asset Impairment, Exit, Implementation and Integration Costs.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
	(in millions)		(in millions)
Cigarettes	$-	$-	$267	$272
Smokeless products	5,023	5,023	8,844	8,845
Cigars	77	77	2,747	2,750
Wine	74	74	270	271

Total	$5,174	$5,174	$12,128	$12,138

Intangible assets were as follows:

	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)		(in millions)
Indefinite-lived intangible assets	$11,701		$11,701
Definite-lived intangible assets	464	$37	464	$27

Total intangible assets	$12,165	$37	$12,165	$27

Goodwill relates to the January 2009 acquisition of UST and the December 2007 acquisition of Middleton.

Indefinite-lived intangible assets consist substantially of trademarks from the January 2009 acquisition of UST ($9.1 billion) and the December 2007 acquisition of Middleton ($2.6 billion). Definite-lived intangible assets consist primarily of customer relationships and certain cigarette trademarks. Pre-tax amortization expense for definite-lived intangible assets during the six months ended June 30, 2010 and 2009 was $10 million and $9 million, respectively. Pre-tax amortization expense for definite-lived intangible assets during the three months ended June 30, 2010 and 2009 was $4 million and $3 million, respectively. Annual amortization expense for each of the next five years is estimated to be approximately $20 million, assuming no additional transactions occur that require the amortization of intangible assets.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. Earnings from Equity Investment in SABMiller:

Earnings from Altria Group, Inc.’s equity investment in SABMiller consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Equity earnings	$215	$148	$109	$42
Gains resulting from issuances of common stock by SABMiller	36	175	4	175

	$251	$323	$113	$217

Note 7. Debt:

On June 11, 2010, Altria Group, Inc. issued $800 million (aggregate principal amount) of senior unsecured long-term notes at 4.125%, due September 11, 2015, with interest payable semi-annually. The net proceeds from the issuance of these senior unsecured notes were added to Altria Group, Inc.’s general funds, which may be used to meet working capital requirements, refinance debt or for general corporate purposes.

The notes are Altria Group, Inc.’s senior unsecured obligations and rank equally in right of payment with all of Altria Group, Inc.’s existing and future senior unsecured indebtedness. Upon the occurrence of both (i) a change of control of Altria Group, Inc. and (ii) the notes ceasing to be rated investment grade by each of Moody’s Investor Service, Inc., Standard & Poor’s Rating Services (“Standard and Poor’s”) and Fitch Ratings Ltd. within a specified time period, Altria Group, Inc. will be required to make an offer to purchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest to the date of repurchase as and to the extent set forth in the terms of the notes.

The obligations of Altria Group, Inc. under the notes are fully and unconditionally guaranteed by PM USA (see Note 13. Condensed Consolidating Financial Information).

On June 22, 2010, Altria Group, Inc.’s $775 million 7.125% notes matured and were repaid.

The aggregate fair value, based substantially on readily available quoted market prices, of Altria Group, Inc.’s total debt at June 30, 2010, was $15.0 billion, as compared with its carrying value of $12.2 billion. The aggregate fair value, based substantially on readily available quoted market prices, of Altria Group, Inc.’s total debt at December 31, 2009, was $14.4 billion, as compared with its carrying value of $12.0 billion.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Net earnings attributable to Altria Group, Inc.	$1,855	$1,599	$1,042	$1,010

Less: Distributed and undistributed earnings attributable to unvested restricted and deferred shares	(7)	(6)	(4)	(4)

Earnings for basic EPS	1,848	1,593	1,038	1,006
Add: Undistributed earnings attributable to unvested restricted and deferred shares	1	1	1	1
Less: Undistributed earnings reallocated to unvested restricted and deferred shares	(1)	(1)	(1)	(1)

Earnings for diluted EPS	$1,848	$1,593	$1,038	$1,006

Weighted average shares for basic EPS	2,075	2,062	2,076	2,064
Add: Incremental shares from stock options	3	6	3	5

Weighted average shares for diluted EPS	2,078	2,068	2,079	2,069

For the six and three months ended June 30, 2010 computations, there were no antidilutive stock options. For the six and three months ended June 30, 2009 computations, 1.0 million and 0.7 million stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9. Accumulated Other Comprehensive Losses:

The following table sets forth the changes in each component of accumulated other comprehensive losses, net of income taxes, attributable to Altria Group, Inc.:

	Currency Translation Adjustments	Changes in Net Loss and Prior Service Cost	Ownership of SABMiller’s Other Comprehensive Earnings (Losses)	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2008	$-	$(2,221)	$40	$(2,181)

Period Change	3	375	242	620

Balances, December 31, 2009	3	(1,846)	282	(1,561)

Period Change		57	(72)	(15)

Balances, June 30, 2010	$3	$(1,789)	$210	$(1,576)

Note 10. Segment Reporting:

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Net revenues:
Cigarettes	$10,712	$9,920	$5,589	$6,024
Smokeless products	771	671	390	373
Cigars	290	233	155	118
Wine	201	169	106	94
Financial services	60	249	34	110

Net revenues	$12,034	$11,242	$6,274	$6,719

Earnings before income taxes:
Operating companies income:
Cigarettes	$2,680	$2,569	$1,450	$1,426
Smokeless products	376	175	198	177
Cigars	103	90	56	36
Wine	19	10	12	9
Financial services	60	203	39	83
Amortization of intangibles	(10)	(9)	(4)	(3)
General corporate expenses	(99)	(103)	(52)	(50)
Reduction of Kraft Foods Inc. and Philip Morris International Inc. tax-related receivables	(169)		(169)
UST acquisition-related transaction costs		(60)
Corporate exit costs	(1)	(7)	(1)	(1)

Operating income	2,959	2,868	1,529	1,677
Interest and other debt expense, net	(577)	(623)	(290)	(287)
Earnings from equity investment in SABMiller	251	323	113	217

Earnings before income taxes	$2,633	$2,568	$1,352	$1,607

See Note 3. Asset Impairment, Exit, Implementation and Integration Costs for a breakdown of these costs by segment, which affect the comparability of operating companies income for the segments.

Note 11. Income Taxes:

The income tax rate of 29.5% for the six months ended June 30, 2010 decreased 8.2 percentage points from 37.7% for the six months ended June 30, 2009. The income tax rate of 22.9% for the three months ended June 30, 2010 decreased 14.2 percentage points from 37.1% for the three months ended June 30, 2009. The decreases were due primarily to the reversal of tax reserves and associated interest following the resolution of certain federal and state audits discussed below, and an increase in the domestic manufacturing deduction, effective January 1, 2010.

As discussed in Note 12. Contingencies, Altria Group, Inc. and the Internal Revenue Service (“IRS”) executed a closing agreement during the second quarter of 2010 in connection with the IRS’s examination of Altria Group, Inc.’s consolidated federal income tax returns for the years 2000-2003, which resolved

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

various tax matters for Altria Group, Inc. and its subsidiaries, including its former subsidiaries - Kraft Foods Inc. (“Kraft”) and Philip Morris International Inc. (“PMI”). As a result of the closing agreement, in the second quarter of 2010 Altria Group, Inc. recorded a $47 million income tax benefit primarily attributable to the reversal of tax reserves and associated interest related to Altria Group, Inc. and its current subsidiaries. In addition, in the second quarter of 2010 Altria Group, Inc. recorded an income tax benefit of $169 million attributable to the reversal of federal income tax reserves and associated interest related to the resolution of certain Kraft and PMI tax matters.

Under the Tax Sharing agreements entered into in connection with the spin-offs between Altria Group, Inc. and its former subsidiaries, Kraft and PMI are responsible for their respective pre-spin-off tax obligations. Altria Group, Inc., however, remains severally liable for Kraft’s and PMI’s pre-spin-off federal tax obligations pursuant to regulations governing federal consolidated income tax returns. As a result, Altria Group, Inc. continues to include the pre-spin-off federal income tax reserves of Kraft and PMI in its liability for uncertain tax positions, and also includes corresponding receivables from Kraft and PMI in other assets. The tax benefit of $169 million was offset by a reduction to the corresponding receivables from Kraft and PMI, which was recorded as a reduction to operating income on Altria Group, Inc.’s condensed consolidated statements of earnings for the six and three months ended June 30, 2010. As a result, there was no impact on Altria Group, Inc.’s net earnings associated with the resolution of the Kraft and PMI tax matters.

Altria Group, Inc. also recorded an $11 million income tax benefit primarily from the reversal of tax reserves and associated interest following the resolution of several state audits in the second quarter of 2010.

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

Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related and other litigation are or can be significant and, in certain cases, range in the billions of dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. In certain cases, plaintiffs claim that defendants’ liability is joint and several. In such cases, Altria Group, Inc. or its subsidiaries may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, Altria Group, Inc. or its subsidiaries under certain circumstances may have to pay more than their proportionate share of any bonding- or judgment-related amounts.

Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 43 states now limit the dollar amount of bonds or require no bond at all. Tobacco litigation plaintiffs, however, have challenged the constitutionality of Florida’s bond cap statute in at least two cases and plaintiffs may challenge other state bond cap statutes. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of July 26, 2010, July 27, 2009 and August 1, 2008.

Type of Case	Number of Cases Pending as of July 26, 2010	Number of Cases Pending as of July 27, 2009	Number of Cases Pending as of August 1, 2008

Individual Smoking and Health Cases (1)	83	96	99
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	9	7	9
Health Care Cost Recovery Actions	3	3	3
“Lights/Ultra Lights” Class Actions	29	29	17
Tobacco Price Cases	1	2	2

(1)

Does not include 2,594 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include approximately 7,696 individual smoking and health cases (3,256 state court cases and 4,440 federal court cases) brought by or on behalf of approximately 9,448 plaintiffs in Florida (5,009 state court plaintiffs and 4,439 federal court plaintiffs) following the decertification of the Engle case discussed below. It is possible that some of these cases are duplicates and additional cases have been filed but not yet recorded on the courts’ dockets.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)

Includes as one case the 655 civil actions (of which 373 are actions against PM USA) that are proposed to be tried in a single proceeding in West Virginia (In re: Tobacco Litigation). Middleton and USSTC were named as defendants in this action but they, along with other non-cigarette manufacturers, have been severed from this case. The West Virginia Supreme Court of Appeals has ruled that the United States Constitution does not preclude a trial in two phases in this case. Issues related to defendants’ conduct, plaintiffs’ entitlement to punitive damages and a punitive damages multiplier, if any, would be determined in the first phase. The second phase would consist of individual trials to determine liability, if any, and compensatory damages. In November 2007, the West Virginia Supreme Court of Appeals denied defendants’ renewed motion for review of the trial plan. In December 2007, defendants filed a petition for writ of certiorari with the United States Supreme Court, which was denied in February 2008. On May 27, 2010, the trial court ruled that punitive damages will be determined in individual trials, rather than in the consolidated proceeding. On June 4, 2010, the plaintiffs filed with the West Virginia Supreme Court of Appeals a petition for a writ of prohibition challenging the trial court’s ruling, which petition the appeals court refused on June 22, 2010. Jury selection in the consolidated proceeding began on June 1, 2010. On June 8, 2010, the trial court postponed the proceeding due to an inability to empanel a sufficient number of qualified jurors. No trial date has been set.

International Tobacco-Related Cases

As of July 26, 2010, PM USA is a named defendant in Israel in a “Lights” class action and a health care cost recovery action. PM USA is a named defendant in three health care cost recovery actions in Canada, two of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in four smoking and health class actions filed in various Canadian provinces. See “Guarantees” for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Pending and Upcoming Tobacco-Related Trials

As of July 26, 2010, 34 Engle progeny cases and 1 other individual smoking and health case against PM USA are set for trial in 2010. Cases against other companies in the tobacco industry are also scheduled for trial in 2010. Trial dates are subject to change.

Trial Results

Since January 1999, verdicts have been returned in 57 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 32 of the 57 cases. These 32 cases were tried in California (5), Florida (12), Mississippi (1), Missouri (2), New Hampshire (1), New Jersey (1), New York (3), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (1). A motion for a new trial was granted in one of the cases in Florida.

Of the 25 cases in which verdicts were returned in favor of plaintiffs, eleven have reached final resolution and one case (Williams – see below) has reached partial resolution. A verdict against defendants in one health care cost recovery case has been reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006. In December 2008, the plaintiff in Price filed a motion with the state trial court to vacate the judgment dismissing this case in light of the United States Supreme Court’s

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

decision in Good (see below for a discussion of developments in Good and Price). After exhausting all appeals, PM USA has paid judgments in these cases totaling $116.4 million and interest totaling $70.6 million.

The chart below lists the verdicts and post-trial developments in the cases that were pending during 2009 or 2010 that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
July 2010	Florida/Tate	Engle progeny

On July 8, 2010, a Broward County jury in the Tate trial returned a verdict in favor of the plaintiff and against PM USA. The jury awarded $8 million in compensatory damages and allocated 64% of the fault to PM USA (an amount of approximately $5.1 million). The jury also awarded approximately $16.3 million in punitive damages against PM USA.

On July 15, 2010, PM USA filed several post-verdict motions, including a motion for a new trial, which motions were denied on July 22, 2010.

April 2010	Florida/Putney	Engle progeny

In April 2010, a Broward County jury in the Putney trial returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded approximately $15.1 million in compensatory damages and allocated 15% of the fault to PM USA (an amount of approximately $2.3 million). The jury also awarded $2.5 million in punitive damages against PM USA.

On May 6, 2010, PM USA and R.J. Reynolds filed several post-trial motions. On May 12, 2010, the trial court denied the defendants’ motion to set aside the verdict and to enter judgment in accordance with their motion for directed verdict. Argument on the remaining post-trial motions is scheduled for August 6, 2010.

March 2010	Florida/R. Cohen	Engle progeny

In March 2010, a Broward County jury in the R. Cohen trial returned a verdict in favor of the plaintiff and against PM USA and R.J. Reynolds. The jury awarded $10 million in compensatory damages and allocated 33 1/3% of the

In April 2010, PM USA and R.J. Reynolds filed a motion to set aside the verdict and a motion to order a new trial or, in the alternative, for remittitur of the jury’s award of compensatory and punitive damages, all of

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
fault to PM USA (an amount of approximately $3.3 million). The jury also awarded a total of $20 million in punitive damages, assessing separate $10 million awards against both defendants.

which motions were denied except the defendants’ motion seeking a new trial or remittitur based on errors in the second phase of the case. On July 21, 2010, the trial court denied PM USA’s remaining motion and entered final judgment.

March 2010	Florida/Douglas	Engle progeny

In March 2010 the jury in the Douglas trial (conducted in Hillsborough County) returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded $5 million in compensatory damages. Punitive damages were dismissed prior to trial. The jury allocated 18% of the fault to PM USA, resulting in an award of $900,000.

In March 2010, PM USA and R.J. Reynolds filed a motion to set aside the verdict and a motion to order a new trial or, in the alternative, for remittitur of the jury’s award of compensatory damages. These motions were denied on June 3, 2010, and on June 28, 2010, PM USA filed its notice of appeal. On June 29, 2010, PM USA posted a $900,000 appeal bond.

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

opting for a new trial on the issues of compensatory and punitive damages. Plaintiff accepted the reduced award and, in March 2010, the trial court entered final judgment reflecting the reduced award. In April 2010, PM USA filed its notice of appeal and posted a $5 million appeal bond.

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

In August 2009, defendants filed a joint motion to set aside the verdict, to enter judgment in accordance with defendants’ motion for directed verdict, or, in the alternative, to order a new trial or for remittitur of the jury’s compensatory damages award. In December 2009, the trial court denied this post-verdict motion. In January 2010, defendants filed their notice of appeal, and PM USA posted a $156,000 appeal bond.

August 2009	Florida/ Barbanell	Engle progeny

In August 2009, a Broward County jury in the Barbanell trial returned a verdict in favor of the plaintiff, awarding $5.3 million in compensatory damages. The judge had previously dismissed the punitive damages claim. In September 2009, the trial court entered final judgment and awarded plaintiff $1.95 million in actual damages.

A notice of appeal was filed by PM USA in September 2009, and PM USA posted a $1.95 million appeal bond.

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

PM USA noticed an appeal to the Fourth District Court of Appeal in July 2009 and posted a $7.3 million appeal bond. Although the case remains on appeal, in April 2010, the trial court signed an order releasing the appeal bond pursuant to an agreement between the parties.

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

reconsideration, which was denied. Final judgment was entered in November 2008, awarding plaintiffs actual damages of $24.8 million, plus interest from the date of the verdict. Defendants filed a notice of appeal in December 2008 and collectively posted an appeal bond of $30.3 million ($15.1 million of which was posted by PM USA). In March 2010, the Florida Third District Court of Appeal affirmed per curiam the trial court decision without issuing an opinion. Subsequent review by the Florida Supreme Court of a per curiam affirmance without opinion is generally prohibited. In April 2010, defendants filed their petition for rehearing with the court of appeal. On May 18, 2010, the court of appeal denied the defendants’ petition. On June 18, 2010, PM USA paid its share of the judgment which, with interest, amounted to approximately $15.1 million.

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

compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the court of appeals’ decision reversing and remanding the case for a new trial on punitive damages. On June 24, 2010, the Oregon Supreme Court affirmed the court of appeals’ decision and remanded the case to the trial court for a new trial limited to the question of punitive damages. On July 9, 2010, plaintiff filed a petition for rehearing with the Oregon Supreme Court.

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

(1)

Bullock: In December 2002, the trial court reduced the punitive damages award to $28 million. In April 2006, the California Court of Appeal affirmed the $28 million punitive damages award. In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction of the punitive damages award and granted PM USA’s petition for review challenging the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

punitive damages award. The court granted review of the case on a “grant and hold” basis under which further action by the court was deferred pending the United States Supreme Court’s 2007 decision on punitive damages in the Williams case described below. In February 2007, the United States Supreme Court vacated the punitive damages judgment in Williams and remanded the case to the Oregon Supreme Court for proceedings consistent with its decision. In May 2007, the California Supreme Court transferred the case to the Second District of the California Court of Appeal with directions that the court vacate its 2006 decision and reconsider the case in light of the United States Supreme Court’s decision in Williams. In January 2008, the California Court of Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. In March 2008, plaintiffs and PM USA appealed to the California Supreme Court. In April 2008, the California Supreme Court denied both petitions for review. In July 2008, $43.3 million of escrow funds were returned to PM USA. The case was remanded to the superior court for a new trial on the amount of punitive damages, if any. In August 2009, the jury returned a verdict, and in December 2009, the superior court entered a judgment, awarding plaintiff $13.8 million in punitive damages, plus costs. In December 2009, PM USA filed a motion for judgment notwithstanding the verdict that seeks a reduction of the punitive damages award, which motion was denied in January 2010. PM USA noticed an appeal in February 2010 and posted an appeal bond of approximately $14.7 million. As of June 30, 2010, PM USA has recorded a provision of approximately $1.7 million for compensatory damages, costs and interest.

(2)

Williams: The trial court reduced the punitive damages award to $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million and petitioned the United States Supreme Court for further review (PM USA later recorded additional provisions of approximately $29 million related primarily to accrued interest). In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In February 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. The United States Supreme Court granted PM USA’s petition for writ of certiorari in May 2006. In February 2007, the United States Supreme Court vacated the $79.5 million punitive damages award, holding that the United States Constitution prohibits basing punitive damages awards on harm to non-parties. The Court also found that states must assure that appropriate procedures are in place so that juries are provided with proper legal guidance as to the constitutional limitations on awards of punitive damages. Accordingly, the Court remanded the case to the Oregon Supreme Court for further proceedings consistent with this decision. In January 2008, the Oregon Supreme Court affirmed the Oregon Court of Appeals’ June 2004 decision, which in turn, upheld the jury’s compensatory damages award and reinstated the jury’s award of $79.5 million in punitive damages. In March 2008, PM USA filed a petition for writ of certiorari with the United States Supreme Court, which was granted in June 2008. In March 2009, the United States Supreme Court dismissed the writ of certiorari as being improvidently granted. Subsequent to the United States Supreme Court’s dismissal, PM USA paid $61.1 million to the plaintiffs, representing the compensatory damages award, forty percent of the punitive damages award and accrued interest. Oregon state law requires that sixty percent of any punitive damages award be paid to the state. However, PM USA believes that, as a result of the Master Settlement Agreement (“MSA”), it is not liable for the sixty percent that would be paid to the state. Oregon and PM USA are parties to a proceeding in Oregon state court that seeks a determination of PM USA’s liability for that sixty percent. If PM USA prevails, its obligation to pay punitive damages will be limited to the forty percent previously paid to the plaintiff. The court has consolidated

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

that MSA proceeding with Williams, where plaintiff seeks to challenge the constitutionality of the Oregon statute apportioning the punitive damages award and claims that any punitive damages award released by the state reverts to plaintiff. In February 2010, the trial court ruled that the state is not entitled to collect its sixty percent share of the punitive damages award. On June 4, 2010, after hearing argument, the trial court held that, under the Oregon statute, PM USA is not required to pay the sixty percent share to plaintiff. The trial court must still determine whether the Oregon statute regarding allocation of punitive damages is unconstitutional. Argument is scheduled to be held on October 15, 2010.

Security for Judgments

To obtain stays of judgments pending current appeals, as of June 30, 2010, PM USA has posted various forms of security totaling approximately $93 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheets.

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

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s decision, expired in January 2008. As of July 26, 2010, approximately 7,696 cases (3,256 state court cases and 4,440 federal court cases) were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 9,448 plaintiffs (5,009 state court plaintiffs and 4,439 federal court plaintiffs). It is possible that some of these cases are duplicates. Some of these cases have been removed from various Florida state courts to the federal district courts in Florida, while others were filed in federal court. In July 2007, PM USA and other defendants requested that the multi-district litigation panel order the transfer of all such cases pending in the federal courts, as well as any other Engle progeny cases that may be filed, to the Middle District of Florida for pretrial coordination. The panel denied this request in December 2007. In October 2007, attorneys for plaintiffs filed a motion to consolidate all pending and future cases filed in the state trial court in Hillsborough County. The court denied this motion in November 2007. In February 2008, the trial court decertified the class except for purposes of the May 2001 bond stipulation, and formally vacated the punitive damages award pursuant to the Florida Supreme Court’s mandate. In April 2008, the trial court ruled that certain defendants, including PM USA, lacked standing with respect to allocation of the funds escrowed under the May 2001 bond stipulation and will receive no credit at this time from the $500 million paid by PM USA against any future punitive damages awards in cases brought by former Engle class members.

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

Three federal district courts (in the Merlob, Brown and Burr cases) ruled that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings (Brown and Burr) were certified by the trial court for interlocutory review. The certification in both cases was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated. In

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

February 2009, the appeal in Burr was dismissed for lack of prosecution. On July 22, 2010, the Eleventh Circuit ruled that plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. Rather, plaintiffs may only use the findings to establish specific facts that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made. Engle progeny cases pending in the federal district courts in the Middle District of Florida asserting individual claims by or on behalf of approximately 4,439 plaintiffs had been stayed pending the Eleventh Circuit’s review. These cases will return to the federal trial courts in which they were filed for further proceedings.

In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applies to all Engle progeny lawsuits in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. The legislation, which became effective in June 2009, applies to judgments entered after the effective date and remains in effect until December 31, 2012. Plaintiffs in two Engle progeny cases against R.J. Reynolds in Alachua County, Florida (Alexander and Hall) have challenged the constitutionality of the bond cap statute.

Engle Progeny Trial Results

As of July 26, 2010, eleven Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Eight verdicts (see Hess, Barbanell, Campbell, Naugle, Douglas, R. Cohen, Putney and Tate descriptions in the table above) were returned in favor of plaintiffs and three verdicts were returned in favor of PM USA (Gelep, Kalyvas and Gil de Rubio). Engle progeny trial results are included in the totals provided in Trial Results above. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of July 26, 2010.

In Lukacs, a case that was tried to verdict before the Florida Supreme Court Engle decision and is described in Trial Results above, the Florida Third District Court of Appeal in March 2010 affirmed per curiam the trial court decision without issuing an opinion. Under Florida procedure, further review of a per curiam affirmance without opinion by the Florida Supreme Court is generally prohibited. In April 2010, defendants filed their petition for rehearing with the Court of Appeal. On May 18, 2010, the Court of Appeal denied the defendants’ petition. The defendants paid the judgment in June 2010.

On May 19, 2010, the jury returned a verdict in favor of PM USA in the Gil de Rubio case. On June 1, 2010, plaintiff filed a motion for a new trial.

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

In September 2008, defendants filed an application for writ of mandamus or supervisory writ to secure the right to appeal with the Louisiana Fourth Circuit Court of Appeals, and in December 2008, the trial court entered an order permitting the appeal and approving a $50 million bond for all defendants in accordance with the Louisiana bond cap law discussed above. In April 2009, plaintiffs filed a cross-appeal seeking to reinstate the June 2004 judgment and to award the medical monitoring rejected by the jury. Argument before the Louisiana Court of Appeal was held in September 2009.

In April 2010, the Louisiana Fourth Circuit Court of Appeal issued a decision that affirmed in part prior decisions ordering the defendants to fund a statewide 10-year smoking cessation program. In its decision, the Court of Appeal amended and, as amended, affirmed the amended 2008 trial court judgment and ruled that, although the trial court erred, the defendants have no right to a trial to determine, among other things, those class members with valid claims not barred by Louisiana law. After conducting its own independent review of the record, the Court of Appeal made its own factual findings with respect to liability and the amount owed, lowering the amount of the judgment to approximately $241 million, plus interest commencing July 21, 2008, the date of entry of the amended judgment (which as of July 26, 2010 is approximately $28 million). In its decision, the Court of Appeal disallowed approximately $80 million in post-judgment interest. In addition, the Court of Appeal declined plaintiffs’ cross appeal requests for a medical monitoring program and reinstatement of other components of the smoking cessation program. The Court of Appeal specifically reserved to the defendants the right to assert claims to any unspent or unused surplus funds at the termination of the smoking cessation program. Defendants filed a petition for rehearing on May 7, 2010, which was denied on May 12, 2010. On June 11, 2010, defendants and plaintiffs filed separate writ of certiorari applications with the Louisiana Supreme Court. As of June 30, 2010, PM USA has recorded a provision of $26 million in connection with the case and estimates that interest as of July 26, 2010 is approximately $3 million.

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

In July 2008, the New York Supreme Court, Appellate Division, First Department in Fabiano, an individual personal injury case, held that plaintiffs’ punitive damages claim was barred by the MSA based on principles of res judicata because the New York Attorney General had already litigated the punitive damages claim on behalf of all New York residents. In August 2008, plaintiffs filed a motion for permission to appeal to the Court of Appeals. The motion was denied in November 2008.

On May 4, 2010, the New York Supreme Court, Appellate Division, Second Department, adopted the reasoning of the First Department in Fabiano and issued a per curiam opinion affirming separate trial court rulings dismissing plaintiffs’ punitive damages claims in Shea and Tomasino, two individual personal injury cases. On June 9, 2010, the plaintiffs filed a motion seeking to reargue this decision before the appellate court.

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

In June and July 2009, PM USA and Altria Group, Inc. were named as defendants, along with other cigarette manufacturers, in four actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia and Saskatchewan. In Saskatchewan, plaintiff seeks class certification on behalf of individuals who suffer or have suffered from various diseases including chronic obstructive pulmonary disease, emphysema, heart disease or cancer after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See “Guarantees” for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Medical Monitoring Class Actions

A class remains certified in the Scott class action discussed above. Four other purported class actions are pending. Three of the purported class actions pending against PM USA have been brought in New York (Caronia, filed in January 2006 in the United States District Court for the Eastern District of New York), Massachusetts (Donovan, filed in December 2006 in the United States District Court for the District of Massachusetts) and California (Xavier, filed on May 14, 2010 in the United States District Court for the Northern District of California) on behalf of each state’s respective residents who: are age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT Scanning in order to identify and diagnose lung cancer. Neither claim seeks punitive damages. In Caronia, in February 2010, the trial court granted in part PM USA’s summary judgment motion, dismissing plaintiffs’ strict liability and negligence claims and certain other claims, granted plaintiffs leave to amend their complaint to allege a medical monitoring cause of action and requested further briefing on PM USA’s summary judgment motion as to plaintiffs’ implied warranty claim and, if plaintiffs amend their complaint, their medical monitoring claim. In March 2010, plaintiffs filed their amended complaint and PM USA moved to dismiss the implied warranty and medical monitoring claims. Argument was heard on June 18, 2010. In Donovan, the Supreme Judicial Court of Massachusetts, in answering questions certified to it by the district court, held in October 2009 that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The court also ruled that whether or not the case is barred by the applicable statute of limitations is a factual issue to be determined by the trial court. The case was remanded to federal court for further proceedings. On June 24, 2010, the district court granted in part the plaintiffs’ motion for class certification, certifying the class as to plaintiffs’ claims for breach of implied warranty and violation of the Massachusetts Consumer Protection Act, but denying certification as to plaintiffs’ negligence claim. No trial date has been set. On July 8, 2010, PM USA petitioned the United States Court of Appeals for the First Circuit for appellate review of the class certification decision. The fourth purported class action (Calistro) was filed on July 7, 2010, in the Superior Court of the Virgin Islands, Division of St. Thomas & St. John. Various defendants are named in this matter, including Altria Group, Inc. and PM USA. Plaintiffs seek certification of a class of residents of the U.S. Virgin Islands who do not suffer from personal injury but who have been unable to successfully complete at least one effort to quit because of addiction. In addition to requesting medical monitoring, plaintiffs seek the funding of a smoking cessation program, compensatory and punitive damages and attorneys’ fees.

Two purported class actions brought in Georgia were dismissed and the litigation in these cases has concluded. In November 2008, a purported class action naming PM USA, Altria Group, Inc. and the other major cigarette manufacturers as defendants was filed in the United States District Court for the Northern District of Georgia on behalf of a purported class of cigarette smokers who seek medical monitoring (Peoples). Plaintiffs alleged that the tobacco companies conspired to convince the National Cancer Institute to not recommend spiral CT scans to screen for lung cancer and plaintiffs assert claims based on defendants’ purported violations of RICO. The complaint identified the purported class as all residents of the State of Georgia who, by virtue of their age and history of smoking cigarettes, are at increased risk for developing lung cancer; are 50 years of age or older; have cigarette smoking histories of 20 pack-years or more; and are covered by an insurance company, Medicare, Medicaid or a third party medical payor. Plaintiffs sought relief in the form of the creation of a fund for medical monitoring and punitive damages. In September 2009, the district judge entered judgment against plaintiffs and dismissed the case, concluding that plaintiffs failed to allege sufficient facts to state a claim for relief under RICO. The time for plaintiffs to file an appeal in Peoples has expired. A similar purported class action (Jackson) was filed in the United States District Court for the Northern District of Georgia in May 2009, naming Altria Group, Inc. and PM USA as defendants. In February 2010, the district court granted defendants’ motions to dismiss. Plaintiffs appealed this decision to the United States Court of Appeals for the Eleventh Circuit, but in April 2010, the appellate court dismissed plaintiffs’ appeal for failure to prosecute.

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

In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In addition, a $17.8 million verdict against defendants (including $6.8 million against PM USA) was reversed in a health care cost recovery case in New York, and all claims were dismissed with prejudice in February 2005 (Blue Cross/Blue Shield). In the health care cost recovery case brought by the City of St. Louis, Missouri and approximately 40 Missouri hospitals, in which PM USA, USSTC and Altria Group, Inc. are defendants (City of St. Louis), the trial court on July 2, 2010, granted defendants’ motion for summary judgment with respect to certain of plaintiffs’ claims on the grounds that they were preempted. The court had earlier denied a number of other summary judgment motions by defendants and denied plaintiffs’ motion for summary judgment claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described below). The court also had previously granted defendants’ motion for partial summary judgment on plaintiffs’ claim for future damages (although plaintiffs will be allowed to amend their claims to seek damages that have accrued as of trial). Defendants’ have filed other summary judgment motions that remain pending. Trial is currently scheduled to begin no earlier than January 2011.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In May 2008, an action, National Committee to Preserve Social Security, et al. v. Philip Morris USA, et al., was brought under the MSP statute in United States District Court for the Eastern District of New York. This action was brought by the same plaintiffs as National Committee I and similarly purports to be brought on behalf of Medicare to recover an unspecified amount of damages equal to double the amount paid by Medicare for smoking-related health care services provided from May 21, 2002 to the present. In July 2008, defendants filed a motion to dismiss plaintiffs’ claims and plaintiffs filed a motion for partial summary judgment. In March 2009, the court granted defendants’ motion to dismiss. Plaintiffs noticed an appeal in May 2009 after the district court denied their motion for reconsideration. In February 2010, defendants moved to dismiss the individual plaintiff’s appeal.

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA and Altria Group, Inc., in Israel (1), the Marshall Islands (1 dismissed), and Canada (3) and other entities have stated that they are considering filing such actions. In the case in Israel, the defendants’ appeal of the district court’s denial of their motion to dismiss was heard by the Israel Supreme Court in March 2005, and the parties are awaiting the court’s decision. In September 2005, in the first of the three health care cost recovery cases filed in Canada, the Canadian Supreme Court ruled that legislation passed in British Columbia permitting the lawsuit is constitutional, and, as a result, the case, which had previously been dismissed by the trial court, was permitted to proceed. PM USA’s and other defendants’ challenge to the British Columbia court’s exercise of jurisdiction was rejected by the Court of Appeals of British Columbia and, in April 2007, the Supreme Court of Canada denied review of that decision. In December 2009, the Court of Appeals of British Columbia ruled that certain defendants can proceed against the Federal Government of Canada as third parties on the theory that the Federal Government of Canada negligently misrepresented to defendants the efficacy of a low tar tobacco variety that the Federal Government of Canada developed and licensed to defendants. On May 20, 2010, the Supreme Court of Canada granted leave to the Federal Government of Canada to appeal this decision and leave to defendants to cross-appeal the Court of Appeals’ decision to dismiss claims against the Federal Government of Canada based on other theories of liability. The Supreme Court of Canada is scheduled to hear the appeal in February 2011. During 2008, the Province of New Brunswick, Canada, proclaimed into law previously adopted legislation allowing reimbursement claims to be brought against cigarette manufacturers, and it filed suit shortly thereafter. In September 2009, the Province of Ontario, Canada, filed suit against a number of cigarette manufacturers based on previously adopted legislation nearly identical in substance to the New Brunswick health care cost recovery legislation. PM USA is named as a defendant in the British Columbia case, while Altria Group, Inc. and PM USA are named as defendants in the New Brunswick and Ontario cases. Several other provinces and territories in Canada have enacted similar legislation or are in the process of enacting similar legislation. See “Guarantees” for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make substantial annual payments of approximately $9.4 billion each year (excluding future annual payments, if any, under the National Tobacco Grower Settlement Trust), subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three and six months ended June 30, 2010, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was approximately $1.2 billion and $2.4 billion, respectively.

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

Following the economic consulting firm’s determination with respect to 2003, thirty-eight states filed declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow statute during 2003. The OPMs and other MSA-participating manufacturers responded to these actions by filing motions to compel arbitration in accordance with the terms of the MSA, including filing motions to compel arbitration in eleven MSA states and territories that did not file declaratory judgment actions. Courts in all but one of the forty-six MSA states and the District of Columbia and Puerto Rico have ruled that the question of whether a state diligently enforced its escrow statute during 2003 is subject to arbitration. One state court (in State of Montana) has ruled that the diligent enforcement claims of that state may be litigated in state court, rather than in arbitration. Several of these rulings may be subject to further review. On January 29, 2010, the OPMs filed a petition for a writ of certiorari in the United States Supreme Court seeking further review of the one decision holding that a state’s diligent enforcement claims may be litigated in state court, rather than in arbitration. The petition was denied on June 1, 2010. PM USA, the other OPMs and approximately twenty-five other MSA-participating manufacturers have entered into an agreement regarding arbitration with forty-five MSA states concerning the 2003 NPM Adjustment, including the states’ claims of diligent enforcement for 2003. The agreement further provides for a partial liability reduction for the 2003 NPM Adjustment for states that entered into the agreement by January 30, 2009 and are determined in the arbitration not to have diligently enforced a qualifying escrow statute during 2003. Based on the number of states that entered into the agreement by January 30, 2009 (forty-five), the partial liability reduction for those states is 20%. The partial liability reduction would reduce the amount of PM USA’s 2003 NPM Adjustment by up to a corresponding percentage. The selection of the arbitration panel for the 2003 NPM Adjustment was completed on July 1, 2010. Proceedings to determine state diligent enforcement claims for the years 2004 through 2009 have not yet been scheduled.

Once a significant factor determination in favor of the participating manufacturers for a particular year has been made by the economic consulting firm, or the states’ agreement not to contest significant factor for a particular year has become effective, PM USA has the right under the MSA to pay the disputed amount of the NPM Adjustment for that year into a disputed payments account or withhold it altogether. To date, PM USA has made its full MSA payment each year to the states, even though it had the right to deduct the disputed amounts of the 2003 – 2007 NPM Adjustments, as described above, from its MSA payments due in the years 2006 – 2010, respectively. The approximate maximum principal amounts of PM USA’s share of the disputed NPM Adjustment for the years 2003 through 2009, as currently calculated by the MSA’s Independent Auditor, are as follows (these amounts do not include interest, which PM USA believes accrues at the prime rate from the payment date for the year for which the NPM Adjustment is calculated):

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Year for which NPM Adjustment calculated	2003	2004	2005	2006	2007	2008	2009

Year in which deduction for NPM Adjustment may be taken	2006	2007	2008	2009	2010	2011	2012

PM USA’s Approximate Share of Disputed NPM Adjustment (in millions)	$337	$388	$181	$156	$209	$266	$202

The foregoing amounts may be recalculated by the Independent Auditor if it receives information that is different from or in addition to the information on which it based these calculations, including, among other things, if it receives revised sales volumes from any participating manufacturer. Disputes among the manufacturers could also reduce the foregoing amounts. The availability and the precise amount of any NPM Adjustment for 2003, 2004, 2005, 2006, 2007, 2008 and 2009 will not be finally determined until 2011 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment as a result of these proceedings, and the amount of any adjustment received for a year could be less than the amount for that year listed above. If the OPMs do receive such an adjustment through these proceedings, the adjustment would be allocated among the OPMs pursuant to the MSA’s provisions, and PM USA would receive its share of any adjustments in the form of a credit against future MSA payments.

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

Without naming PM USA or any other private party as a defendant, NPMs and/or their distributors or customers have filed several legal challenges to the MSA and related legislation. New York state officials are defendants in a lawsuit filed in the United States District Court for the Southern District of New York in which cigarette importers allege that the MSA and/or related legislation violates federal antitrust laws and the Commerce Clause of the United States Constitution. In a separate proceeding pending in the same court, plaintiffs assert the same theories against not only New York officials but also the Attorneys General for thirty other states. The United States Court of Appeals for the Second Circuit has held that the allegations in both actions, if proven, establish a basis for relief on antitrust and Commerce Clause grounds and that the trial courts in New York have personal jurisdiction sufficient to enjoin other states’ officials from enforcing their MSA-related legislation. On remand in one such action (Freedom Holdings), the trial court granted summary judgment for the New York officials and lifted a preliminary injunction against New York officials’ enforcement against plaintiffs of the state’s “allocable share” amendment to the MSA’s Model Escrow Statute. That decision is now on appeal to the United States Court of Appeals for the Second Circuit, which heard argument on December 2, 2009. On remand, the other trial court (Pryor) held that plaintiffs are unlikely to

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

succeed on the merits and refused to enjoin the enforcement of New York’s allocable share amendment to the MSA’s Model Escrow Statute. That decision was affirmed by the United States Court of Appeals for the Second Circuit. The parties in that case have filed cross-motions for summary judgment, and the trial court heard oral argument on those motions on April 27, 2010.

In another action, the United States Court of Appeals for the Fifth Circuit reversed a trial court’s dismissal of challenges to MSA-related legislation in Louisiana under the First and Fourteenth Amendments to the United States Constitution. On remand in that case, and in another case filed against the Louisiana Attorney General, trial courts have granted summary judgment for the Louisiana Attorney General. Both of those decisions are on appeal to the United States Court of Appeals for the Fifth Circuit. Argument was heard on April 6, 2010 in one appeal and on July 7, 2010 in the other.

The United States Courts of Appeals for the Sixth, Eighth, Ninth and Tenth Circuits have affirmed dismissals or grants of summary judgment in favor of state officials in four other cases asserting antitrust and constitutional challenges to the allocable share amendment legislation in those states. In December 2009, the plaintiff in the Eighth Circuit case filed a petition for certiorari with the United States Supreme Court. The petition was denied on April 19, 2010, concluding this litigation.

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

The court did not impose monetary penalties on the defendants, but ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “light” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure on defendants’ public document websites and in the Minnesota document repository of all documents produced to the government in the lawsuit or produced in any future court or administrative action concerning smoking and health until 2021, with certain additional requirements as to documents withheld from production under a claim of privilege or confidentiality; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedule as defendants now follow in disclosing such data to the Federal Trade Commission (“FTC”) for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette businesses within the United States; and (ix) payment of the government’s costs in bringing the action.

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

In May 2009 a three judge panel of the Court of Appeals for the District of Columbia Circuit issued a per curiam decision largely affirming the trial court’s judgment against defendants and in favor of the government. Although the panel largely affirmed the remedial order that was issued by the trial court, it vacated the following aspects of the order:

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

In July 2009, defendants filed petitions for a rehearing before the panel and for a rehearing by the entire Court of Appeals. Defendants also filed a motion to vacate portions of the trial court’s judgment on the grounds of mootness because of the passage of legislation granting FDA broad authority over the regulation of tobacco products. In September 2009, the Court of Appeals entered three per curiam rulings. Two of them denied defendants’ petitions for panel rehearing or for rehearing en banc. In the third per curiam decision, the Court of Appeals denied defendants’ suggestion of mootness and motion for partial vacatur. In September 2009, defendants petitioned the Court of Appeals to issue a stay of its mandate pending the filing and disposition of petitions for writs of certiorari to the United States Supreme Court. In October 2009, the Court of Appeals granted the motion in part, staying the issuance of the mandate until December 2009. In December 2009, the Court of Appeals extended the stay of the mandate through the Supreme Court’s final disposition of defendants’ certiorari petitions. In February 2010, PM USA and Altria Group, Inc. filed their certiorari petitions with the United States Supreme Court. In addition, the federal government and the intervenors filed their own certiorari petitions, asking the court to reverse an earlier Court of Appeals decision and hold that civil RICO allows the trial court to order disgorgement as well as other equitable relief, such as smoking cessation remedies, designed to redress continuing consequences of prior RICO violations. On June 28, 2010, the United States Supreme Court denied all of the parties’ petitions. On July 7, 2010, the Court of Appeals issued its mandate lifting the stay of the trial court’s judgment and remanding the case to the trial court. As a result of the mandate, defendants are now subject to the injunction discussed above and the other elements of the trial court’s judgment.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury, and damages, the statute of limitations, express preemption by the Federal Cigarette Labeling and Advertising Act (“FCLAA”) and implied preemption by the policies and directives of the FTC, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of July 26, 2010, a total of twenty-eight such cases were pending in the United States. Fourteen of these cases were pending in a multidistrict litigation proceeding in a single U.S. federal court. One of the cases is pending in federal court but is not part of the multidistrict litigation proceedings. The other thirteen cases were pending in various U.S. state courts. In addition, a purported “Lights” class action is pending against PM USA in Israel. Other entities have stated that they are considering filing such actions against Altria Group, Inc. and PM USA.

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

Certain Developments Since December 2008 Good Decision

Since the December 2008 U.S. Supreme Court decision in Good, and through July 26, 2010, twenty-two “Lights” class actions were served upon PM USA and Altria Group, Inc. These twenty-two cases were filed in 14 states and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA.

In April 2009, a petition was filed with the Judicial Panel on Multidistrict Litigation (“JPMDL”) to transfer and consolidate pretrial proceedings in a number of “Lights” class actions. In September 2009, the JPMDL granted this motion and ordered that eight “Lights” cases be transferred to the U.S. District Court for the District of

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Maine for pretrial proceedings (“MDL proceeding”). Since the September 2009 order was entered, the JPMDL has transferred additional cases to the MDL proceeding. Plaintiffs in some of these cases chose to dismiss their cases following the transfer to the MDL proceedings. As of July 26, 2010, fourteen cases against Altria Group, Inc. and/or PM USA were pending in or awaiting transfer to the MDL proceeding. These cases, and the states in which each originated, are: Biundo (Illinois), Corse (Tennessee), Domaingue (New York), Good (Maine), Haubrich (Pennsylvania), Mirick (Mississippi), Mulford (New Mexico), Parsons (District of Columbia), Slater (District of Columbia), Tang (New York), Tyrer (California), Watson (Arkansas), Williams (Arkansas) and Wyatt (formerly Nikolic) (Wisconsin).

In November 2009, plaintiffs in the MDL proceeding filed a motion seeking collateral estoppel effect from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). In January 2010, PM USA filed a motion for summary judgment regarding plaintiffs’ claims for purchases made after December 1, 2002. In March 2010, the district court denied plaintiffs’ collateral estoppel motion. Also in March 2010, PM USA filed additional summary judgment motions, and plaintiffs filed a motion for class certification. On May 26, 2010, and July 26, 2010, the district court denied PM USA’s remaining summary judgment motions except its motion for summary judgment based on causation. The court has not yet ruled on plaintiffs’ motion for class certification.

“Lights” Cases Dismissed, Not Certified or Ordered De-Certified

To date, 15 courts in 16 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

Trial courts in Arizona, Illinois, Kansas, New Jersey, New Mexico, Oregon, Tennessee and Washington have refused to grant class certification or have dismissed plaintiffs’ class action allegations. Plaintiffs voluntarily dismissed a case in Michigan after a trial court dismissed the claims plaintiffs asserted under the Michigan Unfair Trade and Consumer Protection Act.

Several appellate courts have issued rulings that either affirmed rulings in favor of Altria Group, Inc. and/or PM USA or reversed rulings entered in favor of plaintiffs. In Florida, an intermediate appellate court overturned an order by a trial court that granted class certification in Hines. The Florida Supreme Court denied review in January 2008. The Supreme Court of Illinois has overturned a judgment that awarded damages to a certified class in the Price case. See The Price Case below for further discussion. In Louisiana, the United States Court of Appeals for the Fifth Circuit dismissed a purported “Lights” class action brought in Louisiana federal court (Sullivan) on the grounds that plaintiffs’ claims were preempted by the FCLAA. In New York, the United States Court of Appeals for the Second Circuit overturned a decision by a New York trial court in Schwab that denied defendants’ summary judgment motions and granted plaintiffs’ motion for certification of a nationwide class of all United States residents that purchased cigarettes in the United States that were labeled “Light” or “Lights.” On July 13, 2010, plaintiffs in Schwab voluntarily dismissed the case with prejudice. In Ohio, the Ohio Supreme Court overturned class certifications in the Marrone and Phillips cases. Plaintiffs voluntarily dismissed both cases in August 2009. The Supreme Court of Washington denied a motion for interlocutory review filed by the plaintiffs in the Davies case that sought review of an order by the trial court that refused to certify a class. Plaintiffs subsequently voluntarily dismissed the Davies case with prejudice. Plaintiffs in the New Mexico case (Mulford) renewed their motion for class certification, which motion was denied by the federal district court in March 2009, with leave to file a new motion for class certification.

In Oregon (Pearson), a state court denied plaintiff’s motion for interlocutory review of the trial court’s refusal to certify a class. In February 2007, PM USA filed a motion for summary judgment based on federal preemption and the Oregon statutory exemption. In September 2007, the district court granted PM USA’s motion based on express preemption under the FCLAA, and plaintiffs appealed this dismissal and the class certification denial to the Oregon Court of Appeals. Argument was held in April 2010.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In Cleary, which was pending in an Illinois federal court, the district court dismissed plaintiffs’ “Lights” claims against one defendant and denied plaintiffs’ request to remand the case to state court. In September 2009, the court issued its ruling on PM USA’s and the remaining defendants’ motion for summary judgment as to all “Lights” claims. The court granted the motion as to all defendants except PM USA. As to PM USA, the court granted the motion as to all “Lights” and other low tar brands other than Marlboro Lights. As to Marlboro Lights, the court ordered briefing on why the 2002 state court order dismissing the Marlboro Lights claims should not be vacated based upon Good. In January 2010, the court vacated the previous dismissal. In February 2010, the court granted summary judgment in favor of defendants as to all claims except for the Marlboro Lights claims, based on the statute of limitations and deficiencies relating to the named plaintiffs. On June 22, 2010, the court granted summary judgment in favor of all defendants on all remaining claims, dismissing the case. On July 20, 2010, plaintiffs filed a motion for reconsideration with the district court, which was denied on July 23, 2010.

Other Developments

In December 2009, the state trial court in the Holmes case (pending in Delaware), denied PM USA’s motion for summary judgment based on an exemption provision in the Delaware Consumer Fraud Act.

In addition to these cases, in June 2007, the United States Supreme Court reversed the lower court rulings in the Watson case that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendant’s contention that the case must be tried in federal court under the “federal officer” statute. The case was removed to federal court in Arkansas and on May 25, 2010, the case was transferred to the MDL proceeding discussed above. Plaintiffs have moved to remand the case to state court and to vacate the transfer order.

In the Miner case, which was brought in state court in Arkansas, plaintiffs in August 2007 renewed their motion for certification of a class composed of individuals who purchased Marlboro Lights or Cambridge Lights brands in Arkansas. In October 2007, the court denied PM USA’s motion to dismiss on procedural grounds and the court entered a case management order. On May 7, 2010, plaintiffs voluntarily dismissed the case without prejudice and joined the Watson case as class representatives.

In New Hampshire (Lawrence), plaintiffs have petitioned the state trial court to certify a class. Argument is scheduled for September 2, 2010.

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

State Trial Court Class Certifications

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

•

Curtis: In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order. In October 2009, the trial court denied plaintiffs’ motion for partial summary judgment, filed in February 2009, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). In October 2009, the trial court granted PM USA’s motion for partial summary judgment, filed in August 2009, as to all consumer protection counts and, in December 2009, dismissed the case in its entirety. Both sides have appealed to the Minnesota Court of Appeals.

•

Craft: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiff’s motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995 – 2003. The court set a trial date for January 2011 but withdrew that date on June 17, 2010. A new trial date has not been set. In January 2010, PM USA filed a motion for partial summary judgment regarding plaintiffs’ request for punitive damages, which motion was denied on June 28, 2010. In April 2010,

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). Argument was held on July 27, 2010. Also on July 27, 2010, the parties stipulated to the dismissal of Altria Group, Inc. as a defendant in the case. PM USA remains a defendant.

Certain Other Tobacco-Related Litigation

Tobacco Price Cases: As of July 26, 2010, one case remains pending, in Kansas (Smith), in which plaintiffs allege that defendants, including PM USA and Altria Group, Inc., conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs’ motion for class certification has been granted. No trial date has been set. In June 2006, defendants’ motion for summary judgment was granted in a similar case filed in New Mexico (Romero). In November 2008, the New Mexico Court of Appeals reversed the trial court decision granting summary judgment as to certain defendants, including PM USA. In February 2009, the New Mexico Supreme Court granted the petition for writ of certiorari filed by PM USA and other defendants. On June 25, 2010, the New Mexico Supreme Court reversed the decision of the New Mexico Court of Appeals and affirmed the district court’s grant of summary judgment to the defendants.

Cases Under the California Business and Professions Code: In June 1997, a lawsuit (Brown) was filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2004, the trial court granted defendants’ motion for summary judgment as to plaintiffs’ claims attacking defendants’ cigarette advertising and promotion and denied defendants’ motion for summary judgment on plaintiffs’ claims based on allegedly false affirmative statements. Plaintiffs’ motion for rehearing was denied. In March 2005, the court granted defendants’ motion to decertify the class based on a California law, which inter alia limits the ability to bring a lawsuit to only those plaintiffs who have “suffered injury in fact” and “lost money or property” as a result of defendant’s alleged statutory violations (“Proposition 64”). In two July 2006 opinions, the California Supreme Court held Proposition 64 applicable to pending cases. Plaintiffs’ motion for reconsideration of the order that decertified the class was denied, and plaintiffs appealed. In September 2006, an intermediate appellate court affirmed the trial court’s order decertifying the class. In May 2009, the California Supreme Court reversed the trial court decision that was affirmed by the appellate court and remanded the case to the trial court. Defendants filed a rehearing petition in June 2009. In August 2009, the California Supreme Court denied defendants’ rehearing petition and issued its mandate. In March 2010, the trial court granted reconsideration of its September 2004 order granting partial summary judgment to defendants with respect to plaintiffs’ “Lights” claims on the basis of judicial decisions issued since its order was issued, including the United States Supreme Court’s ruling in Good, thereby reinstating plaintiffs’ “Lights” claims. Since the trial court’s prior ruling decertifying the class was reversed on appeal by the California Supreme Court, the parties and the court are treating all claims currently being asserted by the plaintiffs as certified, subject, however, to defendants’ challenge to the class representatives standing to assert their claims. On June 14, 2010, plaintiffs filed a motion seeking collateral estoppel effect from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). The case is scheduled for trial in May 2011.

Ignition Propensity Cases: PM USA is currently a defendant in two wrongful death actions in which plaintiffs contend that fires caused by cigarettes led to other individuals’ deaths. In one case pending in federal court in Massachusetts (Sarro), the district court in August 2009 granted in part PM USA’s motion to dismiss, but ruled that two claims unrelated to product design could go forward. In January 2010, plaintiff filed a motion for reconsideration or to certify questions to the Massachusetts Supreme Judicial Court, which motion was denied on May 12, 2010. In a Kentucky federal court case (Walker), the court dismissed plaintiffs’ claims in February 2009 and plaintiffs subsequently filed a notice of appeal. The appeal is pending before the United States Court of Appeals for the Sixth Circuit. Two other cases that were pending against PM USA, Green and Hallmark

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(each filed in April 2009 in Alabama state court), were voluntarily dismissed in June 2010. On April 26, 2010, the plaintiff in Villarreal (filed in Texas state court in July 2009 against Altria Group, Inc. and PM USA and removed by PM USA to federal court in August 2009) filed a notice of voluntary dismissal, concluding this litigation. On April 1, 2010, the parties in Kerr (filed in Mississippi state court in February 2009 and removed by PM USA to Mississippi federal court in July 2009) submitted to the court a stipulation that dismissed the case.

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

Third, UST and/or its tobacco subsidiaries has been named in a number of other individual tobacco and health suits. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction, and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. USSTC is currently named in an action in Florida (Vassallo) and in an action in Connecticut (Hill). Trial in the Hill case is set to commence in December 2010. Argument on defendant’s summary judgment motion was heard on July 19, 2010.

Certain Other Actions

IRS Challenges to PMCC Leases: The IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) in March 2006. The RAR disallowed tax benefits pertaining to certain PMCC leveraged lease transactions, referred to by the IRS as lease-in/lease-out (“LILO”) and sale-in/lease-out (“SILO”) transactions, for the years 1996 through 1999. Altria Group, Inc. agreed with all conclusions of the RAR, with the exception of the disallowance of tax benefits pertaining to the LILO and SILO transactions. Altria Group, Inc. contests approximately $150 million of tax and net interest assessed and paid with regard to them.

In October 2006, Altria Group, Inc. filed a complaint in the United States District Court for the Southern District of New York to claim refunds on a portion of these tax payments and associated interest for the years 1996 and 1997. In July 2009, the jury returned a unanimous verdict in favor of the IRS and subsequently Altria

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Group, Inc. filed motions for judgment as a matter of law or, in the alternative, for a new trial. In March 2010, the court denied Altria Group, Inc.’s post-trial motions and, on April 19, 2010, entered final judgment in favor of the IRS. Altria Group, Inc. filed an appeal with the United States Court of Appeals for the Second Circuit on June 16, 2010.

In March 2008, Altria Group, Inc. filed a second complaint in the United States District Court for the Southern District of New York seeking a refund of the tax payments and associated interest for the years 1998 and 1999 attributable to the disallowance of tax benefits claimed in those years with respect to the leases subject to the jury verdict and with respect to certain other leases entered into in 1998 and 1999. In May 2009, the district court granted a stay pending the decision by the United States Court of Appeals for the Second Circuit in the case involving the 1996 and 1997 years.

On May 27, 2010, Altria Group, Inc. executed a closing agreement with the IRS for the 2000-2003 years, which resolved various tax matters of Altria Group, Inc. and its former subsidiaries, with the exception of the LILO and SILO transactions. Altria Group, Inc. disputes the IRS’s disallowance of tax benefits related to the LILO and SILO transactions in the 2000-2003 years. Altria Group, Inc. intends to file a claim for refund of approximately $945 million of tax and associated interest paid on July 20, 2010 in connection with the closing agreement, with respect to the LILO and SILO transactions that PMCC entered into during the 1996-2003 years. If the IRS disallows the claim, as anticipated, Altria Group, Inc. intends to commence litigation in federal court. Altria Group, Inc. and the IRS agreed that, with the exception of the LILO and SILO transactions, the tax treatment reported by Altria Group, Inc. on its consolidated tax returns for the 2000-2003 years, as amended by the agreed-upon adjustments in the closing agreement, is appropriate and final. The IRS may not assess against Altria Group, Inc. any further taxes or additions to tax (including penalties) with respect to these years.

Altria Group, Inc. further expects the IRS to challenge and disallow tax benefits claimed in subsequent years related to the LILO and SILO transactions that PMCC entered into from 1996 through 2003. For the period January 1, 2004 through December 31, 2010, the disallowance of federal income tax and associated interest related to the LILO and SILO transactions would be approximately $1.0 billion, taking into account federal income tax paid or payable on gains associated with sales of leased assets during that period and excluding potential penalties. The payment, if any, of this amount would depend upon the timing and outcome of future IRS audits and any related administrative challenges or litigation. The IRS is currently auditing the 2004 – 2006 years.

As of June 30, 2010, the LILO and SILO transactions represented approximately 40% of the Net Finance Assets of PMCC’s lease portfolio. PMCC has not entered into any LILO or SILO transactions since 2003.

Should Altria Group, Inc. not prevail in these matters, Altria Group, Inc. may have to accelerate the payment of significant additional amounts of federal income tax, pay associated interest costs and penalties, if imposed, and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In December 2009, the court granted in part and denied in part defendants’ motion to dismiss plaintiffs’ complaint. In addition to dismissing certain claims made by plaintiffs for equitable relief under ERISA as to all defendants, the court dismissed claims alleging excessive administrative fees and mismanagement of company stock funds as to one of the Altria Group, Inc. defendants. In February 2010, the court granted a joint stipulation dismissing the fee and stock fund claims without prejudice as to the remaining defendants, including Altria Corporate Services, Inc. Accordingly, the only claim remaining at this time relates to the alleged negligence of plan fiduciaries for including the Growth Equity Fund and Balanced Fund as Kraft Thrift Plan investment options. Plaintiffs filed a motion for class certification in March 2010, which defendants oppose.

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

Guarantees

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At June 30, 2010, subsidiaries of Altria Group, Inc. were also contingently liable for $21 million of guarantees related to their own performance, consisting primarily of surety bonds. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI, entered into as a result of the PMI spin-off, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at June 30, 2010 as the fair value of this indemnification is insignificant.

As more fully discussed in Note 13. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities and borrowings under its revolving credit agreements and commercial paper program.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Redeemable Noncontrolling Interest

In September 2007, UST completed the acquisition of Stag’s Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which UST holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars, UST entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require UST to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori’s initial investment of $27 million. The put arrangement becomes exercisable beginning September 11, 2010. As of June 30, 2010, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized in the condensed consolidated balance sheet for the put arrangement.

The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because redemption is outside of the control of UST. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section in the condensed consolidated balance sheet at June 30, 2010.

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

At June 30, 2010, the respective principal wholly-owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

The following sets forth the condensed consolidating balance sheets as of June 30, 2010 and December 31, 2009, condensed consolidating statements of earnings for the six and three months ended June 30, 2010 and 2009, and condensed consolidating statements of cash flows for the six months ended June 30, 2010 and 2009 for Altria Group, Inc., PM USA and Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

information is based on Altria Group, Inc.’s understanding of the SEC interpretation and application of Rule 3-10 of SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. accounts for investments in these subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets

June 30, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Consumer products
Cash and cash equivalents	$834	$1	$19	$-	$854

Receivables, net	16	12	62		90

Inventories:
Leaf tobacco		507	346		853
Other raw materials		125	33		158
Work in process		6	242		248
Finished product		143	248		391

		781	869		1,650

Due from Altria Group, Inc. and subsidiaries	790	1,516	1,358	(3,664)
Deferred income taxes	27	1,256	(16)		1,267
Other current assets	179	451	161		791

Total current assets	1,846	4,017	2,453	(3,664)	4,652

Property, plant and equipment, at cost	2	4,459	1,360		5,821
Less accumulated depreciation	2	2,855	429		3,286

		1,604	931		2,535

Goodwill			5,174		5,174
Other intangible assets, net		267	11,861		12,128
Investment in SABMiller	5,119				5,119
Investment in consolidated subsidiaries	5,731			(5,731)
Due from Altria Group, Inc. and subsidiaries	8,000			(8,000)
Other assets	599	217	104		920

Total consumer products assets	21,295	6,105	20,523	(17,395)	30,528

Financial services
Finance assets, net			4,691		4,691
Due from Altria Group, Inc. and subsidiaries			641	(641)
Other assets			26		26

Total financial services assets			5,358	(641)	4,717

TOTAL ASSETS	$21,295	$6,105	$25,881	$(18,036)	$35,245

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets (Continued)

June 30, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
LIABILITIES
Consumer products
Short-term borrowings	$200	$-	$-	$-	$200
Accounts payable	1	130	146		277
Accrued liabilities:
Marketing		459	11		470
Taxes, except income taxes		347	24		371
Employment costs	25	12	104		141
Settlement charges		2,145	5		2,150
Other	272	603	334		1,209
Dividends payable	733				733
Due to Altria Group, Inc. and subsidiaries	2,259	241	1,805	(4,305)

Total current liabilities	3,490	3,937	2,429	(4,305)	5,551

Long-term debt	11,085		899		11,984
Deferred income taxes	1,604	(399)	3,273		4,478
Accrued pension costs	191		965		1,156
Accrued postretirement health care costs		1,529	832		2,361
Due to Altria Group, Inc. and subsidiaries			8,000	(8,000)
Other liabilities	404	402	179		985

Total consumer products liabilities	16,774	5,469	16,577	(12,305)	26,515

Financial services
Deferred income taxes			3,986		3,986
Other liabilities			188		188

Total financial services liabilities			4,174		4,174

Total liabilities	16,774	5,469	20,751	(12,305)	30,689

Contingencies

Redeemable noncontrolling interest			33		33

STOCKHOLDERS’ EQUITY
Common stock	935		9	(9)	935
Additional paid-in capital	5,809	408	6,349	(6,757)	5,809
Earnings reinvested in the business	22,996	510	158	(668)	22,996
Accumulated other comprehensive losses	(1,576)	(282)	(1,421)	1,703	(1,576)
Cost of repurchased stock	(23,643)				(23,643)

Total stockholders’ equity attributable to Altria Group, Inc.	4,521	636	5,095	(5,731)	4,521

Noncontrolling interests			2		2

Total stockholders’ equity	4,521	636	5,097	(5,731)	4,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,295	$6,105	$25,881	$(18,036)	$35,245

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Six Months Ended June 30, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$10,725	$1,309	$-	$12,034
Cost of sales		3,494	340		3,834
Excise taxes on products		3,578	164		3,742

Gross profit		3,653	805		4,458
Marketing, administration and research costs	60	1,045	187		1,292
Reduction of Kraft Foods Inc. and Philip Morris International Inc. tax-related receivables	169				169
Asset impairment and exit costs		25	3		28
Amortization of intangibles		5	5		10

Operating (expense) income	(229)	2,578	610		2,959
Interest and other debt expense, net	277	7	293		577
Earnings from equity investment in SABMiller	(251)				(251)

(Loss) earnings before income taxes and equity earnings of subsidiaries	(255)	2,571	317		2,633
(Benefit) provision for income taxes	(255)	914	118		777
Equity earnings of subsidiaries	1,855			(1,855)

Net earnings	1,855	1,657	199	(1,855)	1,856
Net earnings attributable to noncontrolling interests			(1)		(1)

Net earnings attributable to Altria Group, Inc.	$1,855	$1,657	$198	$(1,855)	$1,855

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Six Months Ended June 30, 2009

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$9,923	$1,319	$-	$11,242
Cost of sales		3,603	305		3,908
Excise taxes on products		2,732	104		2,836

Gross profit		3,588	910		4,498
Marketing, administration and research costs	121	1,030	304		1,455
Exit costs		34	132		166
Amortization of intangibles		5	4		9

Operating (expense) income	(121)	2,519	470		2,868
Interest and other debt expense (income), net	317	(3)	309		623

Earnings from equity investment in SABMiller	(323)				(323)

(Loss) earnings before income taxes and equity earnings of subsidiaries	(115)	2,522	161		2,568
(Benefit) provision for income taxes	(68)	957	79		968
Equity earnings of subsidiaries	1,646			(1,646)

Net earnings	1,599	1,565	82	(1,646)	1,600
Net earnings attributable to noncontrolling interests			(1)		(1)

Net earnings attributable to Altria Group, Inc.	$1,599	$1,565	$81	$(1,646)	$1,599

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Three Months Ended June 30, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$5,592	$682	$-	$6,274
Cost of sales		1,791	176		1,967
Excise taxes on products		1,847	86		1,933

Gross profit		1,954	420		2,374
Marketing, administration and research costs	24	536	91		651
Reduction of Kraft Foods Inc. and Philip Morris International Inc. tax-related receivables	169				169
Asset impairment and exit costs		20	1		21
Amortization of intangibles		2	2		4

Operating (expense) income	(193)	1,396	326		1,529
Interest and other debt expense, net	138	6	146		290
Earnings from equity investment in SABMiller	(113)				(113)

(Loss) earnings before income taxes and equity earnings of subsidiaries	(218)	1,390	180		1,352
(Benefit) provision for income taxes	(228)	480	57		309
Equity earnings of subsidiaries	1,032			(1,032)

Net earnings	1,042	910	123	(1,032)	1,043
Net earnings attributable to noncontrolling interests			(1)		(1)

Net earnings attributable to Altria Group, Inc.	$1,042	$910	$122	$(1,032)	$1,042

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Three Months Ended June 30, 2009

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$6,025	$694	$-	$6,719
Cost of sales		1,983	155		2,138
Excise taxes on products		2,052	73		2,125

Gross profit		1,990	466		2,456
Marketing, administration and research costs	18	555	165		738
Exit costs		15	23		38
Amortization of intangibles		2	1		3

Operating (expense) income	(18)	1,418	277		1,677
Interest and other debt expense, net	130		157		287
Earnings from equity investment in SABMiller	(217)				(217)

Earnings before income taxes and equity earnings of subsidiaries	69	1,418	120		1,607
Provision for income taxes	7	532	57		596
Equity earnings of subsidiaries	948			(948)

Net earnings	1,010	886	63	(948)	1,011
Net earnings attributable to noncontrolling interests			(1)		(1)

Net earnings attributable to Altria Group, Inc.	$1,010	$886	$62	$(948)	$1,010

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments		Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(201)	$300	$192		$-	$291

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Consumer products
Capital expenditures		(22)	(47)			(69)
Other		2	16			18
Financial services
Proceeds from finance assets			72			72

Net cash (used in) provided by investing activities		(20)	41			21

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Consumer products
Net issuance of short-term borrowings	200					200
Long-term debt issued	797					797
Long-term debt repaid	(775)					(775)
Dividends paid on Altria Group, Inc. common stock	(1,435)					(1,435)
Issuance of Altria Group, Inc. common stock	39					39
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(1,441)	1,501	(60)
Financing fees and debt issuance costs	(5)					(5)
Cash dividends received from/(paid by) subsidiaries	1,766	(1,700)	(66)
Other	27	(80)	(97)			(150)

Net cash used in financing activities	(827)	(279)	(223)			(1,329)

Cash and cash equivalents:
(Decrease) Increase	(1,028)	1	10			(1,017)
Balance at beginning of period	1,862		9			1,871

Balance at end of period	$834	$1	$19	$		$854

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14. Recent Accounting Guidance Not Yet Adopted:

On July 21, 2010 the FASB issued authoritative guidance that will require expanded disclosures related to the credit quality of financing receivables and the related allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Disclosures for earlier periods presented for comparative purposes are encouraged, but are not required at initial adoption. Altria Group, Inc. is currently evaluating the impact of the newly issued authoritative guidance on PMCC’s finance assets, net, and will comply with the applicable disclosure requirements accordingly.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

At June 30, 2010, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; UST LLC (“UST”), which through its subsidiaries is engaged in the manufacture and sale of smokeless products and wine; and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 27.2% economic and voting interest in SABMiller plc (“SABMiller”) at June 30, 2010. Altria Group, Inc.’s access to the operating cash flows of its subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries.

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

Consolidated Results of Operations for the Six Months Ended June 30, 2010 – The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the six months ended June 30, 2010, from the six months ended June 30, 2009, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the six months ended June 30, 2009	$1,599	$0.77

2009 Exit, implementation and integration costs	162	0.08
2009 UST acquisition-related costs	121	0.06
2009 SABMiller special items	(41)	(0.02)

Subtotal 2009 items	242	0.12

2010 Asset impairment, exit, implementation and integration costs	(59)	(0.03)
2010 UST acquisition-related costs	(6)
2010 SABMiller special items	(41)	(0.02)
2010 Tax items	46	0.02

Subtotal 2010 items	(60)	(0.03)

Change in tax rate	50	0.02
Operations	24	0.01

For the six months ended June 30, 2010	$1,855	$0.89

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations – The increase of $24 million shown in the table above was due primarily to the following:

•	Higher income from the cigarettes, smokeless products, cigars and wine segments; and

•	Higher earnings from Altria Group, Inc.’s equity investment in SABMiller (after excluding the impact of the SABMiller special items);

partially offset by:

•	Lower income from the financial services segment; and

•	Higher interest expense due to the issuance of senior unsecured long-term notes in February 2009 related to financing for the acquisition of UST.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Results of Operations for the Three Months Ended June 30, 2010 – The changes in Altria Group, Inc.’s net earnings and diluted EPS attributable to Altria Group, Inc. for the three months ended June 30, 2010, from the three months ended June 30, 2009, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended June 30, 2009	$1,010	$0.49

2009 Exit, implementation and integration costs	57	0.03
2009 UST acquisition-related costs	4
2009 SABMiller special items	(41)	(0.02)

Subtotal 2009 items	20	0.01

2010 Asset impairment, exit, implementation and integration costs	(32)	(0.02)
2010 UST acquisition-related costs	(3)
2010 SABMiller special items	(30)	(0.01)
2010 Tax items	58	0.03

Subtotal 2010 items	(7)	-

Change in tax rate	29	0.01
Operations	(10)	(0.01)

For the three months ended June 30, 2010	$1,042	$0.50

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations – The decrease of $10 million shown in the table above was due primarily to the following:

•	Lower income from the financial services and smokeless products segments;

partially offset by:

•	Higher income from the cigarettes, cigars and wine segments.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2010 Forecasted Results – In July 2010, Altria Group, Inc. raised its 2010 full-year guidance for reported diluted EPS from a range of $1.78 to $1.82 to a range of $1.81 to $1.85 reflecting first-half business performance, higher projected earnings from operations and net tax benefits from the reversal of tax reserves and associated interest. This forecast includes estimated net charges of $0.06 per share as detailed in the table below, as compared with 2009 full-year reported diluted EPS of $1.54, which included $0.21 per share of net charges as detailed in the table below. Expected 2010 full-year adjusted diluted EPS, which excludes the charges in the table below, represents a forecasted growth rate of 7% to 9% over 2009 full-year adjusted diluted EPS. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Net Charges Included In Reported Diluted EPS

	2010	2009

Asset impairment, exit, implementation and integration costs	$0.04	$0.19
UST acquisition-related costs	0.01	0.06
SABMiller special items	0.03
Tax items	(0.02)	(0.04)

	$0.06	$0.21

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

Discussion and Analysis

Consolidated Operating Results

See pages 111 – 115 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Net revenues:
Cigarettes	$10,712	$9,920	$5,589	$6,024
Smokeless products	771	671	390	373
Cigars	290	233	155	118
Wine	201	169	106	94
Financial services	60	249	34	110

Net revenues	$12,034	$11,242	$6,274	$6,719

Excise taxes on products:
Cigarettes	$3,578	$2,732	$1,847	$2,052
Smokeless products	53	36	27	24
Cigars	103	60	55	44
Wine	8	8	4	5

Excise taxes on products	$3,742	$2,836	$1,933	$2,125

Operating income:
Operating companies income:
Cigarettes	$2,680	$2,569	$1,450	$1,426
Smokeless products	376	175	198	177
Cigars	103	90	56	36
Wine	19	10	12	9
Financial services	60	203	39	83
Amortization of intangibles	(10)	(9)	(4)	(3)
General corporate expenses	(99)	(103)	(52)	(50)
Reduction of Kraft Foods Inc. and Philip Morris International Inc. tax-related receivables	(169)		(169)
UST acquisition-related transaction costs		(60)
Corporate exit costs	(1)	(7)	(1)	(1)

Operating income	$2,959	$2,868	$1,529	$1,677

As discussed further in Note 10. Segment Reporting to the condensed consolidated financial statements, Altria Group, Inc.’s chief operating decision maker reviews operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

The following events that occurred during the six and three months ended June 30, 2010 and 2009, affected the comparability of statement of earnings amounts.

•

Asset Impairment, Exit, Implementation and Integration Costs – For the six and three months ended June 30, 2010 and 2009, pre-tax asset impairment, exit, implementation and integration costs consisted of the following:

	For the Six Months Ended June 30, 2010
	Asset Impairment and Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$25	$49	$-	$74
Smokeless products	2		11	13
Cigars			1	1
Wine			1	1
General corporate	1			1

Total	$28	$49	$13	$90

	For the Six Months Ended June 30, 2009
	Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$34	$50	$-	$84
Smokeless products	123		28	151
Cigars			7	7
Wine	2		2	4
General corporate	7			7

Total	$166	$50	$37	$253

	For the Three Months Ended June 30, 2010
	Asset Impairment and Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$20	$25	$-	$45
Smokeless products			4	4
General corporate	1			1

Total	$21	$25	$4	$50

	For the Three Months Ended June 30, 2009
	Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$15	$32	$-	$47
Smokeless products	22		13	35
Cigars			4	4
Wine			1	1
General corporate	1			1

Total	$38	$32	$18	$88

For further details on asset impairment, exit, implementation and integration costs, see Note 3. Asset Impairment, Exit, Implementation and Integration Costs to the condensed consolidated financial statements (“Note 3”).

Altria Group, Inc. continues to have company-wide cost management programs, which include the largely completed restructuring programs discussed in Note 3. For the six and three months ended June 30, 2010, Altria Group, Inc. achieved $172 million and $129 million, respectively, in cost savings for a total cost savings of $1,210 million since January 1, 2007. Altria Group, Inc. expects to achieve approximately $290 million in additional cost savings by the end of 2011, for total anticipated cost reductions of $1.5 billion versus 2006, as shown in the table below.

	Cost Reduction Initiatives
	Cost Savings Achieved
	For the Years Ended December 31, 2007, 2008 and 2009	For the Six Months Ended June 30, 2010	Additional Cost Savings Expected by the End of 2011	Total Cost Savings Expected
	(in millions)
General corporate expense and selling, general and administrative	$1,038	$78	$184	$1,300
Manufacturing optimization program		94	106	200

Total cost reduction initiatives	$1,038	$172	$290	$1,500

Altria Group, Inc. expects to generate an estimated $300 million in UST integration cost savings by the end of 2011. These integration cost savings are primarily included in the “General corporate expense and selling, general and administrative” line item above.

PM USA’s manufacturing optimization program, as discussed in Note 3, is expected to entail capital expenditures of approximately $210 million. Capital expenditures for the program of $2 million were made during the six months ended June 30, 2010, for a total of $209 million since the inception of the program in 2007. There were no capital expenditures under the program during the three months ended June 30, 2010.

Altria Group, Inc. had a severance liability balance of $103 million at June 30, 2010 related to its restructuring programs, which is expected to be substantially paid out by the end of 2011.

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

¡	Cost of sales as shown in the table below, relating to the fair value purchase accounting adjustment of UST’s inventory at the acquisition date that was sold during the periods:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Smokeless products	$1	$13	$-	$1
Wine	9	10	5	5

Total	$10	$23	$5	$6

¡

Financing fees of $87 million incurred in the first quarter of 2009, for borrowing facilities related to the acquisition of UST. These amounts are included in interest and other debt expense, net on Altria Group, Inc.’s condensed consolidated statements of earnings.

•

SABMiller Special Items – Altria Group, Inc.’s earnings from its equity investment in SABMiller for the six and three months ended June 30, 2010 included costs for SABMiller’s transaction to promote sustainable economic and social development in South Africa, and costs for SABMiller’s “business capability programme”. Altria Group, Inc.’s earnings from its equity investment in SABMiller for the six and three months ended June 30, 2009 included gains on the issuance of 60 million shares of common stock by SABMiller in connection with its acquisition of the remaining noncontrolling interest in its Polish subsidiary, partially offset by intangible asset impairment charges.

•

Income Taxes – The income tax rate of 29.5% for the six months ended June 30, 2010 decreased 8.2 percentage points from 37.7% for the six months ended June 30, 2009. The income tax rate of 22.9% for the three months ended June 30, 2010 decreased 14.2 percentage points from 37.1% for the three months ended June 30, 2009. The decreases were due primarily to the reversal of tax reserves and associated interest following the resolution of certain federal and state audits, and an increase in the domestic manufacturing deduction, effective January 1, 2010. For further discussion, see Note 11. Income Taxes to the condensed consolidated financial statements (“Note 11”).

Consolidated Results of Operations for the Six Months Ended June 30, 2010

The following discussion compares consolidated operating results for the six months ended June 30, 2010, with the six months ended June 30, 2009.

Net revenues, which include excise taxes billed to customers, increased $792 million (7.0%), reflecting higher pricing related primarily to the April 1, 2009 federal excise tax (“FET”) increase on tobacco products, partially offset by lower cigarette volume and lower revenues from financial services.

Excise taxes on products increased $906 million (31.9%), due primarily to the impact of the FET increase, partially offset by lower cigarette volume.

Cost of sales decreased $74 million (1.9%), due primarily to lower cigarette volume, partially offset by higher per unit settlement charges and user fees imposed by the United States Food and Drug Administration (“FDA”).

Marketing, administration and research costs decreased $163 million (11.2%), due primarily to UST acquisition-related transaction costs during the first quarter of 2009, lower marketing, administration and research costs for the cigarettes and smokeless products segments, reflecting the cost reduction initiatives discussed above, and lower integration costs.

Operating income increased $91 million (3.2%), due primarily to higher operating results from the smokeless products, cigarettes, cigars, and wine segments, and UST acquisition-related transaction costs in 2009, partially offset by the reduction in tax-related receivables from Kraft Foods Inc. (“Kraft”) and Philip Morris International Inc. (“PMI”), and lower operating results from the financial services segment. As discussed in Note 11, the reduction of the Kraft and PMI tax-related receivables was fully offset by a tax benefit associated with Kraft and PMI.

Interest and other debt expense, net, decreased $46 million (7.4%), due primarily to first quarter of 2009 financing fees of $87 million related to the acquisition of UST, partially offset by higher interest expense resulting from the issuance of senior unsecured long-term notes in February 2009 related to financing for the UST acquisition.

Earnings from Altria Group, Inc.’s equity investment in SABMiller decreased $72 million (22.3%), due to lower gains resulting from issuances of common stock by SABMiller, costs for SABMiller’s “business capability programme” and costs for SABMiller’s transaction to promote sustainable economic and social development in South Africa, partially offset by intangible asset impairment charges in 2009 and higher ongoing equity earnings in 2010.

Altria Group, Inc.’s income tax rate decreased 8.2 percentage points to 29.5% for the six months ended June 30, 2010 due primarily to the reversal of tax reserves and associated interest following the resolution of certain federal and state audits, and an increase in the domestic manufacturing deduction, effective January 1, 2010. For further discussion, see Note 11.

Net earnings attributable to Altria Group, Inc. of $1,855 million increased $256 million (16.0%), due primarily to higher operating income, a lower income tax rate, and lower interest and other debt expense, net, partially offset by lower earnings from Altria Group, Inc.’s equity investment in SABMiller. Diluted and basic EPS from net earnings attributable to Altria Group, Inc. of $0.89, each increased by 15.6%.

Consolidated Results of Operations for the Three Months Ended June 30, 2010

The following discussion compares consolidated operating results for the three months ended June 30, 2010, with the three months ended June 30, 2009.

Net revenues, which include excise taxes billed to customers, decreased $445 million (6.6%), due primarily to lower revenues from the cigarettes and financial services segments, partially offset by higher revenues from the cigars, smokeless products, and wine segments. The cigarettes segment’s net revenues were negatively impacted by lower cigarette volume related to trade inventory movements surrounding the 2009 FET increase on tobacco products as further discussed below.

Excise taxes on products decreased $192 million (9.0%), due primarily to lower volume from the cigarettes segment.

Cost of sales decreased $171 million (8.0%), due primarily to lower cigarette volume and manufacturing costs, partially offset by user fees imposed by the FDA.

Marketing, administration and research costs decreased $87 million (11.8%), due primarily to lower marketing, administrative and research costs for the cigarettes segment, reflecting the cost reduction initiatives discussed above and lower integration costs.

Operating income decreased $148 million (8.8%), due primarily to the reduction in the tax-related receivables from Kraft and PMI, and lower operating results from the financial services segment, partially offset by higher operating results from the cigarettes, smokeless products, cigars and wine segments. As discussed in Note 11, the reduction of the Kraft and PMI tax-related receivables was fully offset by a tax benefit associated with Kraft and PMI.

Earnings from Altria Group, Inc.’s equity investment in SABMiller decreased $104 million (47.9%), due primarily to lower gains resulting from issuances of common stock by SABMiller, costs for SABMiller’s transaction to promote sustainable economic and social development in South Africa, and costs for SABMiller’s “business capability programme”, partially offset by intangible asset impairment charges in 2009.

Altria Group, Inc.’s income tax rate decreased 14.2 percentage points to 22.9% for the three months ended June 30, 2010. The decrease was due primarily to the reversal of tax reserves and associated interest following the resolution of certain federal and state audits, and an increase in the domestic manufacturing deduction, effective January 1, 2010. For further discussion, see Note 11.

Net earnings attributable to Altria Group, Inc. of $1,042 million increased $32 million (3.2%), due primarily to a lower income tax rate, partially offset by lower operating income and lower earnings from Altria Group, Inc.’s equity investment in SABMiller. Diluted and basic EPS from net earnings attributable to Altria Group, Inc. of $0.50, each increased by 2.0%.

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

•

restrictions imposed by the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) enacted in June 2009, restrictions that have been, and in the future may be, imposed by the Food and Drug Administration (“FDA”) under this statute, other actual and proposed restrictions affecting tobacco product manufacturing, design, packaging, marketing, advertising and sales and enforcement policies and practices pursued by the FDA;

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

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. For example, in 2009, the FET on cigarettes increased from 39 cents per pack to approximately $1.01 per pack and on July 1, 2010, the New York state excise tax increased $1.60 to $4.35 per pack. Between the end of 1998 and the end of 2009, the weighted year-end average state and certain local cigarette excise taxes increased from $0.36 to $1.26 per pack. As of July 26, 2010, six states have enacted cigarette excise tax increases this year. This brings the weighted average of state and certain local excise taxes to $1.36 per pack.

Tax increases are expected to continue to have an adverse impact on sales of tobacco products by our tobacco subsidiaries, due to lower consumption levels and to a potential shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products.

A majority of states currently tax moist smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on moist smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax results in cans of equal weight paying the same tax. As of July 26, 2010, twenty states, Washington, D.C. and Philadelphia, Pennsylvania have adopted, and eighteen states, Washington, D.C. and Philadelphia, Pennsylvania have implemented, a weight-based tax methodology for moist smokeless tobacco.

FDA Regulation

General

The FSPTCA provides the FDA with authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of cigarettes, cigarette tobacco and smokeless tobacco products and the authority to require disclosures of related information. The law also grants the FDA authority to extend its application, by regulation, to other tobacco products, including cigars. The FDA has indicated that regulation of cigars is on its agenda of items to consider for possible rule-making commencing this summer. Among other measures, this law:

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

•

provides the FDA the authority to impose tobacco product standards that are appropriate for the protection of the public health through a regulatory process including, among other possibilities, restrictions on ingredients, constituents or other properties, performance or design criteria as well as to impose testing, measurement, reporting and disclosure requirements;

•	imposes new restrictions on the advertising, promotion, sale and distribution of tobacco products, including at retail;

•

changes the language of the current cigarette and smokeless tobacco product health warnings, enlarges their size, requires the development by the FDA of graphic warnings for cigarette packages, and grants the FDA authority to require new warnings;

•	prohibits cigarettes with characterizing flavors other than menthol and tobacco;

•	requires the FDA to establish a tobacco product scientific advisory committee;

•	provides the FDA with authority to restrict or otherwise regulate menthol cigarettes, as well as other tobacco products with characterizing flavors; and

•	provides the FDA with a variety of investigatory and enforcement tools.

The implementation of the FSPTCA is taking place over time. Some provisions took effect when the President signed the bill into law. Some provisions have taken effect since the enactment of the FSPTCA and other provisions will not take effect for some time. Several areas require the FDA to take action through rulemaking, which generally involves consideration of public comment and, for some issues, scientific review. Altria Group, Inc.’s tobacco subsidiaries are participating actively in processes established by the FDA to develop and implement its regulatory framework including submission of comments to FDA proposals and draft guidelines and participation in public hearings and engagement sessions.

Regulations imposed by the FDA under the FSPTCA could adversely impact the business and sales volume of Altria Group, Inc.’s tobacco businesses in a number of different ways. For example, actions by the FDA could impact the consumer acceptability of tobacco products, delay or prevent the launch of new or modified tobacco products, limit consumer choices, restrict communications to adult consumers, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing requirements, impose restrictions at retail, or otherwise significantly increase the cost of doing business.

The failure to comply with FDA regulatory requirements, even by inadvertence, and FDA enforcement actions could have a material adverse effect on the business, financial condition and results of operations of Altria Group, Inc. and its subsidiaries.

TPSAC

The FSPTCA requires the establishment of an FDA tobacco product scientific advisory committee (“TPSAC”), which consists of both voting and non-voting members, to provide advice, reports, information, and recommendations to the FDA on scientific and health issues relating to tobacco products. The statute directs the FDA to seek advice about modified risk products (products marketed with reduced risk claims), good manufacturing practices, the effects of the alteration of nicotine yields from tobacco products and nicotine dependence thresholds. The TPSAC is also charged with providing the FDA reports and recommendations on menthol cigarettes, including the impact of the use of menthol in cigarettes on the public health, and the nature and impact of dissolvable tobacco products on the public health. The FDA may seek advice from the TPSAC about other safety, dependence or health issues relating to tobacco products including tobacco product standards and applications to market new tobacco products.

PM USA and USSTC have raised with the FDA their concerns that certain of the voting members of the TPSAC have financial and other conflicts (including services as paid experts for plaintiffs in litigation) that could hamper the full and fair consideration of issues by the TPSAC and requested that their appointments be withdrawn. The FDA declined PM USA’s and USSTC’s requests, stating that the FDA had satisfied itself, after inquiry, that the TPSAC members did not have disqualifying conflicts of interest. The FDA stated further that it would continue to screen, in accordance with relevant statutory and regulatory provisions and FDA guidance, all TPSAC members for potential conflicts of interest for matters that the TPSAC would be considering. The FDA also has engaged two individuals to serve as consultants to a TPSAC subcommittee who also have served as paid experts for plaintiffs in tobacco litigation. PM USA and USSTC raised similar concerns related to the engagement of these individuals and the FDA similarly declined to terminate these engagements.

The TPSAC has commenced its review of the use of menthol in cigarettes. PM USA has submitted and presented to the TPSAC information concerning menthol cigarettes, including information related to research, development, marketing and sales practices. The FDA has requested that PM USA submit documents and further information in connection with the TPSAC’s development of its report and recommendations regarding menthol cigarettes.

Final Tobacco Marketing Rule

As noted above, the FSPTCA imposes significant new restrictions on the sale, advertising and promotion of tobacco products, including a requirement to re-promulgate (subject to constitutional or other legal limits) certain advertising and promotion restrictions that were previously adopted (but never imposed on tobacco manufacturers due to a United States Supreme Court ruling) (the “1996 Rule”). In March 2010, the FDA re-promulgated the 1996 Rule in substantially the same form as originally proposed in 1996 (the “Final Tobacco Marketing Rule”). As re-promulgated, the Final Tobacco Marketing Rule:

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

Subject to the limitations imposed by the injunction in the Commonwealth Brands case described below, the Final Tobacco Marketing Rule took effect on June 22, 2010. At the time of the re-promulgation of the Final Tobacco Marketing Rule, FDA also issued an advance notice of proposed rulemaking regarding the so-called “1000 foot rule”, which would establish restrictions on the placement of outdoor tobacco advertising in relation to schools and playgrounds. PM USA and USSTC submitted comments on this advance notice.

Since enactment, several lawsuits have been filed challenging various provisions of the FSPTCA, including its constitutionality and the scope of FDA’s authority thereunder. Altria Group, Inc. and its tobacco subsidiaries and affiliates are not parties to any of these lawsuits. In January 2010, in one such challenge (Commonwealth Brands), the United States District Court of the Western District of Kentucky struck down as unconstitutional, and enjoined enforcement of, the portion of the 1996 Rule that bans the use of color and graphics in labels and advertising and claims implying that a tobacco product is safer because of FDA regulation. The parties have appealed. The FDA has indicated that it does not intend to enforce the ban on the use of color and graphics in labels and advertising for the duration of the injunction. It is not possible to predict the outcome of any such litigation or its effect on the extent of the FDA’s authority to regulate tobacco products.

Contraband

The FSPTCA imposes on manufacturers reporting obligations relating to knowledge of suspected contraband activity and also grants the FDA the authority to impose certain other recordkeeping and reporting obligations to address counterfeit and contraband tobacco products.

Compliance Costs

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

Investigation and Enforcement

The FDA has a number of investigatory and enforcement tools available to it, including document requests and other required information submissions; facility inspections; examinations and investigations; injunction proceedings; money penalties; and product seizures. The use of any of these investigatory or enforcement tools by the FDA could result in significant costs to the tobacco businesses of Altria Group, Inc. or otherwise have a material adverse effect on the business, financial condition and results of operations of Altria Group, Inc. and its subsidiaries.

In June 2010, the FDA issued a document request regarding recent changes to Marlboro Gold Pack cigarette packaging in connection with the FSPTCA’s ban of certain descriptors.

The World Health Organization’s (“WHO’s”) Framework Convention on Tobacco Control (the “FCTC”): The FCTC entered into force in February 2005. As of July 26, 2010, 169 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things:

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

Maine has enacted legislation that prohibits the sale of certain flavored cigar and cigarette products. As implemented, including the application of certain statutory exemptions, this prohibition does not ban any PM USA, USSTC, or Middleton product. In 2010, Maine amended the characterizing flavor prohibition. The amendment allows the continued sale of cigars that obtained favorable exemption rulings under the previous statute but does not provide for the possibility of further exemptions, such as for future products with characterizing flavors.

New Jersey has enacted legislation banning the sale and marketing of cigarettes with a characterizing flavor other than menthol, mint or clove. This legislation does not ban any PM USA, USSTC or Middleton product.

New York City has adopted an ordinance that prohibits the sale of certain flavored tobacco products other than cigarettes. This legislation could affect certain USSTC and Middleton products. The ordinance was scheduled to take effect in February 2010, but the City deferred enforcement pending final implementing regulations. The City has since published proposed regulations and the period for public comment has elapsed. Certain subsidiaries of USSTC have filed a lawsuit in federal court challenging the New York City legislation on several grounds, including federal preemption by the FSPTCA. In March 2010, the trial court denied plaintiffs’ motion for preliminary injunction against enforcement of the ordinance. This litigation is pending.

Whether other states or localities will enact legislation in this area, and the precise nature of such legislation if enacted, cannot be predicted. See FDA Regulation above for a summary of the FSPTCA’s regulation of certain tobacco products with characterizing flavors.

State and Local Laws Imposing Certain Speech Requirements and Restrictions: In several jurisdictions, legislation or regulations have been enacted or proposed that would require the disclosure of health information separate from or in addition to federally-mandated health warnings or that would restrict commercial speech in certain respects. New York City has adopted a regulation requiring retailers selling tobacco products to display a sign, issued by the New York City Board of Health, containing graphic and textual warnings against smoking. On June 3, 2010, PM USA and other plaintiffs filed a lawsuit in federal court challenging New York City’s graphic health warnings regulation and, on June 25, 2010, filed a motion seeking to preliminarily enjoin the regulation. The City has agreed not to enforce the regulation until the court rules on the preliminary injunction motion, or January 1, 2011, whichever comes first.

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

Illicit Trade: Altria Group, Inc. and its tobacco subsidiaries support appropriate regulations and enforcement measures to prevent illicit trade in tobacco products. For example, Altria Group, Inc.’s tobacco subsidiaries are engaged in a number of initiatives to help prevent trade in contraband tobacco products, including: enforcement of wholesale and retail trade programs and policies on trade in contraband tobacco products; engagement with and support of law enforcement and regulatory agencies; litigation to protect their trademarks; and support for a variety of federal and state legislative initiatives. Legislative initiatives to address trade in contraband tobacco products are designed to protect the legitimate channels of distribution, impose more stringent penalties for the violation of illegal trade laws and provide additional tools for law enforcement. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products are being considered by a number of jurisdictions. For example, in March 2010, the President signed into law the Prevent All Cigarette Trafficking (PACT) Act, which addresses illegal Internet sales by, among other things, imposing a series of restrictions and requirements on the delivery sale of cigarettes and smokeless tobacco products and makes such products non-mailable to consumers through the United States Postal Service, subject to limited exceptions. Certain Internet cigarette sellers have filed lawsuits challenging the constitutionality of this statute in the United States District Court for the District of Columbia (in which case the court denied a motion for temporary restraining order and preliminary injunction) and in the United States District Court for the Western District of New York (in which case the court granted plaintiffs’ motions for temporary restraining orders and motions for preliminary injunction are pending).

State Settlement Agreements: As discussed in Note 12, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims (collectively, the “State Settlement Agreements”). These settlements require participating manufacturers to make substantial annual payments. For a discussion of the impact of these payments on Altria Group, Inc., see Debt and Liquidity. The settlements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement, and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

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

Operating Results – Six Months Ended June 30, 2010

The following discussion compares tobacco space operating results for the six months ended June 30, 2010, with the six months ended June 30, 2009.

	For the Six Months Ended June 30,
	Net Revenues		Operating Companies Income
	2010	2009	2010	2009
	(in millions)
Cigarettes	$10,712	$9,920	$2,680	$2,569
Smokeless products	771	671	376	175
Cigars	290	233	103	90

Total tobacco space	$11,773	$10,824	$3,159	$2,834

Cigarettes segment. Net revenues, which include excise taxes billed to customers, increased $792 million (8.0%), reflecting higher pricing related primarily to the FET increase ($1,474 million), partially offset by lower volume.

Operating companies income increased $111 million (4.3%), due primarily to higher list prices ($409 million), lower promotional allowances ($53 million) and lower marketing, administration and research costs ($36 million), partially offset by lower volume ($343 million) and FDA user fees ($54 million).

Effective in the first quarter of 2010, PM USA revised its reporting of volume and retail share results within the cigarettes segment to reflect how management evaluates segment performance. PM USA is reporting volume and retail share performance as follows: Marlboro; Other Premium brands, such as Virginia Slims, Parliament and Benson & Hedges; and Discount brands, which includes Basic and L&M, as well as other discount brands.

For the six months ended June 30, 2010, PM USA’s domestic cigarette shipment volume was 5.9% lower than the prior-year period. After adjusting for changes in trade inventories, PM USA’s domestic cigarette shipment volume for the six months ended June 30, 2010 was estimated to be down approximately 7% versus the prior-year period. Total cigarette category volume was down an estimated 7% in the first six months of 2010 versus the prior-year period when adjusted for changes in trade inventories and other factors.

PM USA’s total premium (Marlboro and Other Premium brands) shipment volume decreased 5.3%. Marlboro shipment volume decreased 2.8 billion units (4.4%) to 60.9 billion units. In the discount segment, PM USA’s shipment volume decreased 14.1%.

The following table summarizes cigarettes segment volume performance, which includes units sold, as well as promotional units, but excludes Puerto Rico, U.S. Territories, Overseas Military and Philip Morris Duty Free Inc.:

	Shipment Volume For the Six Months Ended June 30,
	2010	2009
	(in billion units)
Marlboro	60.9	63.7
Other Premium	5.1	6.0
Discount	4.6	5.3

Total Cigarettes	70.6	75.0

For the six months ended June 30, 2010, Marlboro’s retail share increased 0.8 share points versus the prior-year period to 42.7%. Total cigarette retail share was unchanged versus the prior-year period.

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

	Retail Share For the Six Months Ended June 30,
	2010	2009
Marlboro	42.7%	41.9%
Other Premium	4.0	4.5
Discount	3.5	3.8

Total Cigarettes	50.2%	50.2%

PM USA executed the following pricing and promotional allowance actions:

•	Effective May 10, 2010, PM USA increased the list price on all of its cigarette brands by $0.08 per pack. In addition, PM USA cancelled its wholesale promotional allowance of $0.21 per pack on Basic.

•	Effective October 28, 2009, PM USA increased the list price on Marlboro, Basic and L&M by $0.06 per pack. In addition, PM USA increased the list price on all of its other brands by $0.08 per pack.

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

Smokeless products segment. Net revenues, which include excise taxes billed to customers, increased $100 million (14.9%), due primarily to higher volume ($108 million), and lower sales returns and promotional allowances ($41 million), partially offset by list price reductions ($49 million).

Operating companies income increased $201 million (100.0+%), due primarily to lower exit, integration and UST acquisition-related costs ($150 million), higher volume ($83 million), lower sales returns and promotional allowances ($41 million) and lower marketing, administration and research costs ($20 million), partially offset by list price reductions ($49 million) and higher manufacturing costs.

For the six months ended June 30, 2010, USSTC and PM USA’s combined domestic smokeless products shipment volume was 15.3% higher versus the prior-year period, due primarily to the timing of product initiatives and trade inventory changes. After adjusting for new product pipeline volume, trade inventory changes, and the 2009 discontinuation of multi-can promotional deals and the Rooster brand, as well as other factors, USSTC and PM USA’s combined domestic smokeless products shipment volume for the six months ended June 30, 2010 was estimated to be up approximately 9% versus the prior period. USSTC believes that the smokeless category’s volume grew at an estimated rate of approximately 7% for the six months ended June 30, 2010.

Volume includes cans and packs sold, as well as promotional units, but excludes international volume. Additionally, 2009 volume includes 10.9 million cans of domestic volume shipped by USSTC prior to the UST acquisition. Other includes USSTC and PM USA smokeless products.

New types of smokeless products, as well as new packaging configurations of existing smokeless products, may or may not be equivalent to existing moist smokeless tobacco (“MST”) products on a can for can basis. USSTC and PM USA have assumed the following equivalent ratios to calculate volumes of cans and packs shipped:

•	One pack of snus, irrespective of the number of pouches in the pack, is equivalent to one can of MST;

•	One can of Skoal Slim Can pouches is equivalent to a 0.53 can of MST; and

•	All other products are considered to be equivalent on a can for can basis.

If assumptions regarding these equivalent ratios change, it may result in a change to these reported results. The following table summarizes smokeless products segment volume performance (full six month results):

	Shipment Volume For the Six Months Ended June 30,
	2010	2009
	(cans and packs in millions)
Copenhagen	164.0	134.9
Skoal	138.9	131.8

Copenhagen and Skoal	302.9	266.7
Red Seal/Other	65.1	52.5

Total Smokeless products	368.0	319.2

USSTC and PM USA’s combined retail share of smokeless products increased 0.5 share points versus the prior-year period, driven primarily by Copenhagen and the national introduction of Marlboro Snus. Copenhagen and Skoal’s combined retail share increased 1.2 share points versus the prior-year period.

Copenhagen’s retail share increased 2.3 share points versus the prior-year period to 25.6% as the brand benefited from the introduction of Copenhagen Long Cut Wintergreen in the fourth quarter of 2009, and Copenhagen Long Cut Straight and Extra Long Cut Natural at the end of the first quarter of 2010. Skoal’s retail share declined 1.1 share points versus the prior-year period to 22.8% as the brand’s performance was impacted by the Copenhagen and Marlboro Snus product introductions and competitive activity.

Smokeless products segment retail share results are based on data from SymphonyIRI Group (“Symphony IRI”) InfoScan Smokeless Tobacco Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes, which tracks smokeless products market share performance based on the number of cans and packs sold. Smokeless products is defined as moist smokeless and spit-less tobacco products. Other includes USSTC and PM USA smokeless tobacco products. It is SymphonyIRI’s standard practice to periodically refresh their InfoScan syndicated services, which could restate retail share results that were previously released.

New types of smokeless products, as well as new packaging configuration of existing smokeless products, may or may not be equivalent to existing MST products on a can for can basis. USSTC and PM USA have made the following assumptions for calculating retail share:

•	One pack of snus, irrespective of the number of pouches in the pack, is equivalent to one can of MST; and

•	All other products are considered to be equivalent on a can for can basis.

If assumptions regarding these equivalent ratios change, it may result in a change to these reported results. The following table summarizes smokeless products segment retail share performance (full six months results, excluding international volume), based on this retail tracking service:

	Retail Share For the Six Months Ended June 30,
	2010	2009
Copenhagen	25.6%	23.3%
Skoal	22.8	23.9

Copenhagen and Skoal	48.4	47.2
Red Seal/Other	7.3	8.0

Total Smokeless products	55.7%	55.2%

USSTC executed the following pricing actions:

•	Effective May 28, 2010, USSTC increased the list prices on substantially all of its brands by $0.10 per can.

•	Effective March 29, 2009, USSTC announced a national wholesale incentive program that lowered the list price of some of USSTC’s brands, including Copenhagen and Skoal, by $0.62 per can.

Cigars segment. Net revenues, which include excise taxes billed to customers, increased $57 million (24.5%), reflecting higher pricing related primarily to the FET increase.

Operating companies income increased $13 million (14.4%), due primarily to higher pricing ($14 million) and lower integration costs ($6 million), partially offset by higher manufacturing costs and lower volume.

For the six months ended June 30, 2010, Middleton’s cigar volume decreased 1.6% versus the prior-year period to 605 million units due primarily to Black & Mild’s lower share performance resulting from increased competitive promotional spending. After adjusting for changes in trade inventories, Middleton’s shipment volume was estimated to be down moderately versus the prior-year period. Middleton believes that the machine-made large cigars category’s volume grew slightly in the first six months of 2010.

The following table summarizes cigars segment volume performance:

	Shipment Volume For the Six Months Ended June 30,
	2010	2009
	(units in millions)
Black & Mild	592	599
Other	13	16

Total Cigars	605	615

For the six months ended June 30, 2010, Middleton’s retail share decreased 1.3 share points versus the prior-year period to 28.4%. Black & Mild’s retail share decreased 1.1 share points versus the prior-year period to 28.0% due primarily to increased competitive promotional spending.

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

The following table summarizes cigars segment retail share performance:

	Retail Share For the Six Months Ended June 30,
	2010	2009
Black & Mild	28.0%	29.1%
Other	0.4	0.6

Total Cigars	28.4%	29.7%

Middleton executed the following pricing actions:

•	Effective January 11, 2010, Middleton executed various list price increases across substantially all of its brands resulting in a weighted-average increase of approximately $0.18 per five-pack.

•	Effective March 4, 2009, Middleton executed various list price increases across substantially all of its brands resulting in a weighted-average increase of approximately $0.40 per five-pack.

•	Effective February 11, 2009, Middleton increased the list price on all of its brands by approximately $0.20 per five-pack.

•	Effective January 28, 2009, Middleton increased the list price on substantially all of its brands by $0.08 per five-pack.

Operating Results – Three Months Ended June 30, 2010

The following discussion compares tobacco space operating results for the three months ended June 30, 2010, with the three months ended June 30, 2009.

	For the Three Months Ended June 30,
	Net Revenues		Operating Companies Income
	2010	2009	2010	2009
	(in millions)
Cigarettes	$5,589	$6,024	$1,450	$1,426
Smokeless products	390	373	198	177
Cigars	155	118	56	36

Total Tobacco space	$6,134	$6,515	$1,704	$1,639

Cigarettes segment. Net revenues, which include excise taxes billed to customers, decreased $435 million (7.2%), due primarily to lower volume ($696 million), partially offset by list price increases ($193 million) and lower promotional allowances ($68 million).

Operating companies income increased $24 million (1.7%), due primarily to higher list prices ($187 million), lower promotional allowances ($68 million), lower marketing, administration and research costs ($58 million), and lower manufacturing costs, partially offset by lower volume ($324 million) and FDA user fees ($28 million).

For the three months ended June 30, 2010, PM USA’s domestic cigarette shipment volume was 10.2% lower than the prior-year period, due primarily to trade inventory changes. The 2009 FET increase included a floor tax on cigarettes. As a result, the trade depleted 2009 first quarter inventories prior to the increase, and then rebuilt inventories in the second quarter of 2009. In 2010, the trade increased inventories in the first quarter. Following PM USA’s list price increases in May 2010, the trade decreased inventory levels on PM USA’s brands.

After adjusting for changes in trade inventories, PM USA’s domestic cigarette shipment volume for the three months ended June 30, 2010 was estimated to be down approximately 3.5% versus the prior-year period. Total cigarette category volume was down an estimated 4.5% in the second quarter of 2010 versus the prior-year period when adjusted for changes in trade inventories and other factors.

PM USA’s total premium (Marlboro and Other Premium brands) shipment volume decreased 10.2%. Marlboro shipment volume decreased 3.3 billion units (9.4%) to 31.3 billion units. In the discount segment, PM USA’s shipment volume decreased 11.4%.

The following table summarizes cigarettes segment volume performance, which includes units sold, as well as promotional units, but excludes Puerto Rico, U.S. Territories, Overseas Military and Philip Morris Duty Free Inc.:

	Shipment Volume For the Three Months Ended June 30,
	2010	2009
	(in billion units)
Marlboro	31.3	34.6
Other Premium	2.7	3.3
Discount	2.5	2.7

Total Cigarettes	36.5	40.6

For the three months ended June 30, 2010, Marlboro’s retail share increased 1.6 share points versus the prior-year period to 42.8%. Total cigarette retail share increased 0.7 share points versus prior-year period.

The following table summarizes cigarettes segment retail share performance based on data from the SymphonyIRI Group/Capstone cigarettes retail tracking service:

	Retail Share For the Three Months Ended June 30,
	2010	2009
Marlboro	42.8%	41.2%
Other Premium	4.0	4.5
Discount	3.4	3.8

Total Cigarettes	50.2%	49.5%

Smokeless products segment. Net revenues, which include excise taxes billed to customers, increased $17 million (4.6%), due primarily to higher volume ($34 million), partially offset by higher promotional allowances.

Operating companies income increased $21 million (11.9%), due primarily to lower exit, integration and UST acquisition-related costs ($32 million) and higher volume ($25 million), partially offset by higher promotional allowances ($21 million) and higher manufacturing costs.

For the three months ended June 30, 2010, USSTC and PM USA’s combined domestic smokeless products shipment volume was 9.2% higher versus the prior-year period, due primarily to timing of product initiatives and trade inventory changes related to last year’s FET increase. The 2009 FET increase included a floor tax on smokeless tobacco products. As a result, the trade depleted these inventories in the first quarter of 2009 prior to the increase, and then rebuilt inventories in the second quarter of 2009.

After adjusting for new product pipeline volume, trade inventory changes, the 2009 discontinuation of multi-can promotional deals and the Rooster brand, as well as other factors, USSTC and PM USA’s combined domestic smokeless products shipment volume for the three months ended June 30, 2010 was estimated to be up approximately 9% versus the prior-year period. USSTC believes that the smokeless category’s volume grew at an estimated rate of approximately 7% in the second quarter of 2010.

The following table summarizes smokeless products segment volume performance which includes cans and packs sold, as well as promotional units, but excludes international volume, and is based on USSTC’s and PM USA’s previously discussed equivalent ratio volume assumptions for smokeless products:

	Shipment Volume For the Three Months Ended June 30,
	2010	2009
	(cans and packs in millions)
Copenhagen	80.2	71.1
Skoal	71.2	70.3

Copenhagen and Skoal	151.4	141.4
Red Seal/Other	30.5	25.2

Total Smokeless products	181.9	166.6

USSTC and PM USA’s combined retail share of smokeless products increased 1.8 share points versus the prior-year period, driven primarily by Copenhagen and the national introduction of Marlboro Snus. Copenhagen and Skoal’s combined retail share increased 1.3 share points versus the prior-year period. Copenhagen’s retail share increased 2.6 share points versus the prior-year period to 25.6% as the brand benefited from the introduction of Copenhagen Long Cut Wintergreen in the fourth quarter of 2009, and Copenhagen Long Cut Straight and Extra Long Cut Natural at the end of the first quarter of 2010. Skoal’s retail share declined 1.3 share points versus the prior-year period to 22.5% as the brand’s performance was impacted by the Copenhagen and Marlboro Snus product introductions and competitive activity.

The following table summarizes smokeless products segment retail share performance (excluding international volume), based on data from the SymphonyIRI InfoScan Smokeless Tobacco Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes, and is based on USSTC’s and PM USA’s previously discussed equivalent ratio retail share assumptions for smokeless products.

	Retail Share For the Three Months Ended June 30,
	2010	2009
Copenhagen	25.6%	23.0%
Skoal	22.5	23.8

Copenhagen and Skoal	48.1	46.8
Red Seal/Other	7.9	7.4

Total Smokeless products	56.0%	54.2%

Cigars segment. Net revenues, which include excise taxes billed to customers, increased $37 million (31.4%), reflecting higher volume ($20 million) and higher pricing ($17 million).

Operating companies income increased $20 million (55.6%), due primarily to higher volume ($17 million), higher pricing ($8 million), and lower integration costs ($4 million), partially offset by higher marketing costs and higher manufacturing costs.

For the three months ended June 30, 2010, Middleton’s cigar volume increased 19.7% versus the prior-year period to 323 million units due primarily to trade inventory changes related to the 2009 FET increase and new product introductions. The 2009 FET increase did not include a floor tax on machine-made large cigars. As a result, the trade increased inventory levels prior to the FET increase, and then depleted inventories in the second quarter of 2009.

After adjusting for changes in trade inventories, Middleton’s shipment volume was estimated to be down moderately versus the prior-year period. Middleton believes that the machine-made large cigars category’s volume grew slightly in the second quarter of 2010.

The following table summarizes cigars segment volume performance:

	Shipment Volume For the Three Months Ended June 30,
	2010	2009
	(units in millions)
Black & Mild	316	263
Other	7	7

Total Cigars	323	270

For the three months ended June 30, 2010, Middleton’s retail share decreased 2.6 share points versus the prior-year period to 28.3%. Black & Mild’s retail share decreased 2.4 share points versus the prior-year period to 27.9% due primarily to increased competitive promotional spending.

The following table summarizes cigars segment retail share performance based on data from the SymphonyIRI InfoScan Cigar Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes, and is based on Middleton’s previously discussed definition of machine-made large cigars.

	Retail Share For the Three Months Ended June 30,
	2010	2009
Black & Mild	27.9%	30.3%
Other	0.4	0.6

Total Cigars	28.3%	30.9%

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

Operating Results

	2010	2009
	(in millions)
Net revenues:
Six months ended June 30,	$201	$169

Three months ended June 30,	$106	$94

Operating companies income:
Six months ended June 30,	$19	$10

Three months ended June 30,	$12	$9

For the six and three months ended June 30, 2010, net revenues, which include excise taxes billed to customers, increased $32 million (18.9%) and $12 million (12.8%), respectively, due primarily to higher volume.

For the six months ended June 30, 2010, operating companies income increased $9 million (90%), due primarily to higher volume ($15 million) and lower exit, integration, and UST acquisition-related costs, partially offset by higher marketing, administration and research costs. For the three months ended June 30, 2010, operating companies income increased $3 million (33.3%), due primarily to higher volume.

Ste. Michelle’s wine shipment volume for the six and three months ended June 30, 2010 increased 15.4% and 10.0%, respectively, versus the prior-year periods due primarily to higher wholesale inventory levels, higher on-premise channel volume that includes restaurants and bars, and higher off-premise channel volume that includes liquor stores, supermarkets and drug stores as well as first quarter calendar differences that impacted first-half comparisons. After adjusting for the first quarter calendar differences, Ste. Michelle’s wine shipment volume for the six month period was estimated to be up approximately 13% versus the prior-year period.

The following table summarizes wine segment case shipment volume performance:

	Shipment Volume For the Six Months Ended June 30,		Shipment Volume For the Three Months Ended June 30,
	2010	2009	2010	2009
	(cases in thousands)
Chateau Ste. Michelle	1,068	875	532	505
Columbia Crest	961	886	528	483
Other	991	856	522	450

Total Wine	3,020	2,617	1,582	1,438

During the six and three months ended June 30, 2010, Ste. Michelle’s retail unit volume, as measured by Nielsen Total Wine Database – U.S. Food, Drug & Liquor (“Nielsen”), increased 5.5% and 5.7%, respectively, versus the prior-year periods. The total wine industry’s retail unit volume for the six and three months ended June 30, 2010, as measured by Nielsen, increased 2.7% and 2.0%, respectively, versus the prior-year periods.

Financial services segment

Business Environment

In 2003, PMCC ceased making new investments and began focusing exclusively on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. During the six and three months ended June 30, 2010, proceeds from asset sales, lease maturities and bankruptcy recoveries totaled $72 million and $32 million, respectively, and gains included in operating companies income totaled $30 million and $24 million, respectively. During the six and three months ended June 30, 2009, proceeds from asset sales totaled $553 million and $89 million, respectively, and gains included in operating companies income from asset sales totaled $202 million and $89 million, respectively.

PMCC leased, under several lease arrangements, various types of automotive manufacturing equipment to General Motors Corporation (“GM”) which filed for bankruptcy on June 1, 2009. In the third quarter of 2009, GM rejected one of the leases, which resulted in a $49 million write-off against PMCC’s allowance for losses. General Motors LLC (“New GM”), which is the successor of GM’s North American automobile business, agreed to assume nearly all the remaining leases under the same terms as GM, except for a rebate of a portion of future rents. The assignment of the leases to New GM was approved by the bankruptcy court and became effective in March 2010. During the first quarter of 2010, GM also rejected a lease that was not assigned to New GM. The impact of the rent rebates and the 2010 lease rejection resulted in a $64 million write-off against PMCC’s allowance for losses. In March 2010, PMCC participated in a transaction pursuant to which the equipment related to the rejected leases was sold to New GM. This transaction resulted in an acceleration of deferred taxes of $34 million. As of June 30, 2010, PMCC’s exposure to New GM represented approximately 2% of PMCC’s portfolio of finance assets.

The activity in the allowance for losses on finance assets for the six months ended June 30, 2010 and 2009 was as follows:

	For the Six Months Ended June 30,
	2010	2009
	(in millions)
Balance at beginning of the year	$266	$304
Increase to provision		15
Amounts written-off	(64)	(4)

Balance at June 30	$202	$315

PMCC has assessed its allowance for losses for its entire portfolio and believes that the allowance for losses of $202 million is adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees, and may have to increase its allowance for losses if such conditions worsen. All PMCC lessees are current on their lease payment obligations.

PMCC’s portfolio remains diversified by lessee, investment category and asset type. As of June 30, 2010, 75% of its lease portfolio was classified as investment grade as defined by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”). Excluding aircraft lease investments, 88% of PMCC’s portfolio was classified as investment grade.

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

During the second quarter of 2010, PMCC completed the replacement of Ambac Assurance Corporation (Ambac) in the one remaining lease transaction with indirect exposure to this credit support provider whose credit rating remained below investment grade. Ambac was replaced by a company rated “Aa1/AA+” by Moody’s and Standard & Poor’s, respectively. PMCC has no remaining exposure to Ambac.

See Note 12 for a discussion of the Internal Revenue Service (“IRS”) disallowance of certain tax benefits pertaining to several PMCC leveraged lease transactions.

Operating Results

	2010	2009
	(in millions)
Net revenues:
Six months ended June 30,	$60	$249

Three months ended June 30,	$34	$110

Operating companies income:
Six months ended June 30,	$60	$203

Three months ended June 30,	$39	$83

PMCC’s net revenues and operating companies income for the six months ended June 30, 2010 decreased $189 million (75.9%) and $143 million (70.4%), respectively, from the prior-year period. PMCC’s net revenues and operating companies income for the three months ended June 30, 2010 decreased $76 million (69.1%) and $44 million (53.0%), respectively, from the prior-year period. The decreases in each period were due primarily to lower gains on asset sales in 2010.

Financial Review

Net Cash Provided by Operating Activities

During the first six months of 2010, net cash provided by operating activities was $291 million compared with $135 million during the first six months of 2009. The increase in cash provided by operating activities was due primarily to lower settlement payments and lower cigarette inventories, partially offset by the timing of payments related to accrued liabilities.

Altria Group, Inc. had a working capital deficit at June 30, 2010 and December 31, 2009 due to its decision to maintain lower cash on hand than during previous periods.

Net Cash Provided by (Used in) Investing Activities

Altria Group, Inc. and its subsidiaries from time to time consider acquisitions as evidenced by the acquisition of UST in January 2009. For further discussion, see Note 2.

During the first six months of 2010, net cash provided by investing activities was $21 million, compared with net cash used in investing activities of $9.9 billion during the first six months of 2009. This change was due primarily to the acquisition of UST in January 2009, partially offset by lower proceeds from finance asset sales during the six months ended June 30, 2010.

Net Cash (Used in) Provided by Financing Activities

During the first six months of 2010, net cash used in financing activities was $1.3 billion compared with net cash provided by financing activities of $2.4 billion during the first six months of 2009. This decrease was due primarily to lower issuances of long-term debt during 2010.

Debt and Liquidity

Credit Ratings – At June 30, 2010, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook

Moody’s	P-2	Baa1	Stable*
Standard & Poor’s	A-2	BBB	Stable
Fitch	F2	BBB+	Stable

* Moody’s outlook reflects a change to “Stable” from the “Negative” outlook that was reported in Altria Group, Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2010. Moody’s announced this change on May 7, 2010.

Altria Group, Inc.’s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings. Under Altria Group, Inc.’s existing debt instruments, a change in a credit rating could, under the terms of these instruments, result in an increase or a decrease of the cost of borrowings. For instance, the interest rate payable on certain of Altria Group, Inc.’s outstanding notes is subject to adjustment from time to time if the rating assigned to the notes of such series by Moody’s or Standard & Poor’s is downgraded (or subsequently upgraded) as and to the extent set forth in the notes. The impact of credit ratings on the cost of borrowings under Altria Group, Inc.’s credit agreements is discussed below.

Credit Lines – At June 30, 2010, Altria Group, Inc. had $200 million of short-term borrowings. At December 31, 2009, Altria Group, Inc. had no short-term borrowings.

At June 30, 2010, the credit lines for Altria Group, Inc. and related activity were as follows (in billions):

Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available

364-Day Agreement	$0.6	$-	$-	$0.6
3-Year Agreement	2.4		0.2	2.2

	$3.0	$-	$0.2	$2.8

At June 30, 2010, Altria Group, Inc. had in place a senior unsecured 364-day revolving credit agreement (the “364-Day Agreement”) and a senior unsecured 3-year revolving credit agreement (the “3-Year Agreement” and, together with the 364-Day Agreement, the “Revolving Credit Agreements”). The 364-Day Agreement provides for borrowings up to an aggregate principal amount of $0.6 billion and expires on November 19, 2010. The 3-Year Agreement provides for borrowings up to an aggregate principal amount of $2.4 billion and expires on November 20, 2012. Pricing under the Revolving Credit Agreements may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Revolving Credit Agreements will be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage equal to Altria Group, Inc.’s credit default swap spread subject to certain minimum rates and maximum rates based on the higher of the rating of Altria Group, Inc.’s long-term senior unsecured debt from Standard & Poor’s and Moody’s. The applicable minimum and maximum rates based on Altria Group, Inc.’s long-term senior unsecured debt ratings at June 30, 2010 are 2.0% and 4.0%, respectively. The Revolving Credit Agreements do not include any other rating triggers, nor do they contain any provisions that could require the posting of collateral.

The Revolving Credit Agreements are being used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Revolving Credit Agreements require that Altria Group, Inc. maintain (i) a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of EBITDA to interest expense of not less than 4.0 to 1.0. At June 30, 2010, the ratios of debt to EBITDA and EBITDA to interest expense, calculated in accordance with the Revolving Credit Agreements, were 1.8 to 1.0 and 5.9 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Revolving Credit Agreements.

Any commercial paper of Altria Group, Inc. and borrowings under the Revolving Credit Agreements are fully and unconditionally guaranteed by PM USA as further discussed in Note 13. Condensed Consolidating Financial Information to the condensed consolidated financial statements (“Note 13”).

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

Debt – Altria Group, Inc.’s total debt, all of which is consumer products debt, was $12.2 billion and $12.0 billion, at June 30, 2010 and December 31, 2009, respectively.

As discussed in Note 7. Debt to the condensed consolidated financial statements, on June 11, 2010, Altria Group, Inc. issued $800 million (aggregate principal amount) of senior unsecured long-term notes at 4.125%, due September 11, 2015, with interest payable semi-annually. The net proceeds from the issuance of these senior unsecured notes were added to Altria Group, Inc.’s general funds, which may be used to meet working capital requirements, refinance debt or for general corporate purposes.

On June 22, 2010, Altria Group, Inc.’s $775 million 7.125% notes matured and were repaid.

Guarantees and Redeemable Noncontrolling Interest – As discussed in Note 12, Altria Group, Inc. had guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at June 30, 2010. In addition, as discussed in Note 13, PM USA has issued guarantees related to Altria Group, Inc.’s indebtedness.

Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation – As discussed in Tobacco Space – Business Environment and in Note 12, PM USA has entered into State Settlement Agreements with the states and territories of the United States and also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA’s obligations under this trust have now been eliminated by the obligations imposed on PM USA by FETRA. USSTC and Middleton are also subject to obligations imposed by FETRA. In addition, in June 2009, PM USA and a subsidiary of USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. The State Settlement Agreements, FETRA, and the FDA user fees call for payments that are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.’s subsidiaries recorded charges to cost of sales of $2,473 million and $2,509 million for the six months ended June 30, 2010 and 2009, respectively, and $1,264 million and $1,358 million for the three months ended June 30, 2010 and 2009, respectively.

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

Litigation Escrow Deposits – With respect to certain adverse verdicts currently on appeal, as of June 30, 2010, PM USA has posted various forms of security totaling approximately $93 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheets.

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

Leases – PMCC’s investment in leases is included in the line item finance assets, net, on the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009. At June 30, 2010, PMCC’s net finance receivable of $4.6 billion in leveraged leases, which is included in finance assets, net on Altria Group, Inc.’s condensed consolidated balance sheet, consists of rents receivable ($13.5 billion) and the residual value of assets under lease ($1.4 billion), reduced by third-party nonrecourse debt ($8.6 billion) and unearned income ($1.7 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. The third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis. Finance assets, net, at June 30, 2010, also include net finance receivables for direct finance leases ($0.3 billion) and an allowance for losses ($0.2 billion).

In the second quarter of 2010, upon completion of the 2000-2003 federal income tax audit, Altria Group, Inc. and the IRS executed a closing agreement, which resolved various tax matters for Altria Group, Inc. and its subsidiaries, including its former subsidiaries – Kraft and PMI. Pursuant to the closing agreement, Altria Group, Inc. paid the IRS approximately $970 million in taxes and related interest in July 2010. Approximately $945 million of the payment is associated with certain leveraged leasing transactions entered into by PMCC in 1996 through 2003. The tax component of the payment represents an acceleration of taxes that Altria Group, Inc. would have otherwise paid over the lease terms of these transactions. As permitted by the closing agreement, Altria Group, Inc. intends to file a claim for refund of approximately $945 million and, if the IRS disallows the claim as anticipated, commence litigation in federal court.

Equity and Dividends

On January 26, 2010, Altria Group, Inc. granted 2.6 million shares of restricted and deferred stock to eligible employees. Restrictions on these shares lapse in the first quarter of 2013. The market value per share was $19.90 on the date of grant.

During the six months ended June 30, 2010, 1.7 million shares of restricted and deferred stock vested. The total fair value of restricted and deferred stock vested during the six months ended June 30, 2010 was $33 million. The weighted-average grant date fair value per share of these awards was $64.36 (reflects historical market prices which are not adjusted to reflect the PMI spin-off in March 2008).

Dividends paid in the first six months of 2010 and 2009 were approximately $1.4 billion and $1.3 billion, respectively, an increase of 8.4%, primarily reflecting a higher dividend rate.

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

Market Risk

Derivative financial instruments are used periodically by Altria Group, Inc., and its subsidiaries principally to reduce exposures to market risks resulting from fluctuations in interest rates and foreign exchange rates by creating offsetting exposures. Altria Group, Inc. is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. Altria Group, Inc. formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in earnings currently. At June 30, 2010, Altria Group, Inc. had no derivative financial instruments.

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

Tobacco-Related Litigation. Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria Group, Inc. and its subsidiaries, including PM USA and UST, as well as their respective indemnitees. Various types of claims are raised in these proceedings, including product liability, consumer protection, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of competitors and distributors.

Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending cases. An unfavorable outcome or settlement of pending tobacco related litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related litigation are significant and, in certain cases, range in the billions of dollars. The variability in pleadings, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. In certain cases, plaintiffs claim that defendants’ liability is joint and several. In such cases, Altria Group, Inc. or its subsidiaries may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, Altria Group, Inc. or its subsidiaries under certain circumstances may have to pay more than their proportionate share of any bonding- or judgment-related amounts.

Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 43 states now limit the dollar amount of bonds or require no bond at all. Tobacco litigation plaintiffs, however, have challenged the constitutionality of Florida’s bond cap statute in at least two cases and plaintiffs may challenge other state bond cap statutes. Although we cannot predict the

*

This section uses the terms “we,” “our” and “us” when it is not necessary to distinguish among Altria Group, Inc. and its various operating subsidiaries or when any distinction is clear from the context.

outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.

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

PM USA, USSTC and other Altria Group, Inc. subsidiaries are now subject to regulation by the FDA, as discussed further in Tobacco Space – Business Environment – FDA Regulation. We cannot predict how the FDA might implement and enforce its statutory authority, including by promulgating additional regulations and pursuing possible investigatory or enforcement actions, but actions by the FDA may impact the consumer acceptability of tobacco products, limit adult consumer choices, delay or prevent the launch of new or modified tobacco products, restrict communications to adult consumers, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing requirements, or otherwise significantly increase the cost of doing business, all or any of which may have a material adverse impact on the results of operations or financial condition of Altria Group, Inc.

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

IRS Challenges to PMCC Leases. The Internal Revenue Service has challenged the tax treatment of certain of PMCC’s leveraged leases. Should Altria Group, Inc. not prevail in any one or more of these matters, Altria Group, Inc. may have to accelerate the payment of significant amounts of federal income tax, pay associated interest costs and, if imposed, penalties, and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year. For further discussion see Note 12.

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

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended June 30, 2010, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1-30, 2010	-	$-	-	$2,834,083,553

May 1-31, 2010	296,628	$21.36	-	$2,834,083,553

June 1-30, 2010	-	$-	-	$2,834,083,553

For the Quarter Ended June 30, 2010	296,628	$21.36

(1)

Represents shares tendered to Altria Group, Inc. by employees who vested in restricted and deferred stock, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

(2)

During 2008, Altria Group, Inc. repurchased 53.5 million shares of its common stock at an aggregate cost of approximately $1.2 billion, or an average price of $21.81 per share, pursuant to the $4.0 billion (2008 to 2010) share repurchase program announced on January 30, 2008, modified on September 8, 2008 and suspended indefinitely in September 2009. No shares were repurchased during 2009 or the six months ended June 30, 2010 under this program. Altria Group, Inc.’s share repurchase program is at the discretion of the Board of Directors.

Item 6. Exhibits.

10.1	2010 Performance Incentive Plan, effective on May 20, 2010. Incorporated by reference to Exhibit A to Altria Group, Inc.’s definitive proxy statement filed on April 9, 2010 (File No. 001-8940).

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.

/s/ DAVID R. BERAN
David R. Beran
Executive Vice President and
Chief Financial Officer

July 29, 2010