Form 10-Q/A
period 2010-06-30
ALTRIA GROUP, INC.
filed 2010-08-26
CIK 764180

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Altria Group, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2010, filed with the Securities and Exchange Commission on July 29, 2010 (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in Form 10-Q.

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

Item 6. Exhibits.

* 10.1	2010 Performance Incentive Plan, effective on May 20, 2010. Incorporated by reference to Exhibit A to Altria Group, Inc.’s definitive proxy statement filed on April 9, 2010 (File No. 001-8940).

* 12	Statement regarding computation of ratios of earnings to fixed charges.

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 99.1	Certain Litigation Matters and Recent Developments.

* 99.2	Trial Schedule for Certain Cases.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed or furnished with, or incorporated by reference in, Altria Group, Inc.’s Form 10-Q.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.

/s/ DAVID R. BERAN
David R. Beran
Executive Vice President and
Chief Financial Officer

August 26, 2010