Form 10-Q
period 2010-09-30
ALTRIA GROUP, INC.
filed 2010-10-28
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐        No  ☑

At October 20, 2010, there were 2,087,827,398 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Consumer products
Cash and cash equivalents	$ 1,700	$ 1,871

Receivables (less allowances of $2 in 2010 and $3 in 2009)	82	96

Inventories:
Leaf tobacco	834	993
Other raw materials	169	157
Work in process	225	293
Finished product	390	367

	1,618	1,810

Deferred income taxes	1,264	1,336
Other current assets	842	660

Total current assets	5,506	5,773

Property, plant and equipment, at cost	5,177	6,144
Less accumulated depreciation	2,755	3,460

	2,422	2,684

Goodwill	5,174	5,174
Other intangible assets, net	12,122	12,138
Investment in SABMiller	5,374	4,980
Other assets	1,837	1,097

Total consumer products assets	32,435	31,846

Financial services
Finance assets, net	4,647	4,803
Other assets	28	28

Total financial services assets	4,675	4,831

TOTAL ASSETS	$ 37,110	$ 36,677

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share and per share data)

(Unaudited)

	September 30, 2010	December 31, 2009
LIABILITIES
Consumer products
Current portion of long-term debt	$ -	$ 775
Accounts payable	320	494
Accrued liabilities:
Marketing	484	467
Taxes, except income taxes	132	318
Employment costs	180	239
Settlement charges	3,226	3,635
Other	1,211	1,354
Dividends payable	796	710

Total current liabilities	6,349	7,992

Long-term debt	12,194	11,185
Deferred income taxes	4,779	4,383
Accrued pension costs	1,143	1,157
Accrued postretirement health care costs	2,373	2,326
Other liabilities	960	1,248

Total consumer products liabilities	27,798	28,291

Financial services
Deferred income taxes	3,992	4,180
Other liabilities	135	102

Total financial services liabilities	4,127	4,282

Total liabilities	31,925	32,573

Contingencies (Note 12)

Redeemable noncontrolling interest	33	32

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,760	5,997
Earnings reinvested in the business	23,334	22,599
Accumulated other comprehensive losses	(1,369)	(1,561)
Cost of repurchased stock (718,442,416 shares in 2010 and 729,932,673 shares in 2009)	(23,510)	(23,901)

Total stockholders’ equity attributable to Altria Group, Inc.	5,150	4,069

Noncontrolling interests	2	3

Total stockholders’ equity	5,152	4,072

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 37,110	$ 36,677

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009

Net revenues	$18,436	$17,542
Cost of sales	5,819	5,941
Excise taxes on products	5,683	4,818

Gross profit	6,934	6,783
Marketing, administration and research costs	1,983	2,118
Reduction of Kraft and PMI tax-related receivables	169	88
Asset impairment and exit costs	31	299
Amortization of intangibles	16	16

Operating income	4,735	4,262
Interest and other debt expense, net	856	902
Earnings from equity investment in SABMiller	(437)	(442)

Earnings before income taxes	4,316	3,802
Provision for income taxes	1,329	1,320

Net earnings	2,987	2,482
Net earnings attributable to noncontrolling interests	(1)	(1)

Net earnings attributable to Altria Group, Inc.	$2,986	$2,481

Per share data:

Basic earnings per share attributable to Altria Group, Inc.	$1.43	$1.20

Diluted earnings per share attributable to Altria Group, Inc.	$1.43	$1.19

Dividends declared	$1.08	$0.98

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended September 30,
	2010	2009

Net revenues	$6,402	$6,300
Cost of sales	1,985	2,033
Excise taxes on products	1,941	1,982

Gross profit	2,476	2,285
Marketing, administration and research costs	691	663
Reduction of Kraft tax-related receivable		88
Exit costs	3	133
Amortization of intangibles	6	7

Operating income	1,776	1,394
Interest and other debt expense, net	279	279
Earnings from equity investment in SABMiller	(186)	(119)

Earnings before income taxes	1,683	1,234
Provision for income taxes	552	352

Net earnings attributable to Altria Group, Inc.	$1,131	$882

Per share data:

Basic earnings per share attributable to Altria Group, Inc.	$0.54	$0.43

Diluted earnings per share attributable to Altria Group, Inc.	$0.54	$0.42

Dividends declared	$0.38	$0.34

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2009 and

the Nine Months Ended September 30, 2010

(in millions of dollars, except per share data)

(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Comprehensive Earnings	Non- controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2008	$935	$6,350	$22,131	$(2,181)	$(24,407)	$-	$-	$2,828

Comprehensive earnings:
Net earnings			3,206			3,206	1	3,207
Other comprehensive earnings, net of income taxes:
Currency translation adjustments				3		3		3
Change in net loss and prior service cost				375		375		375
Ownership share of SABMiller other comprehensive earnings				242		242		242

Total other comprehensive earnings						620	-	620

Total comprehensive earnings (1)						3,826	1	3,827

Exercise of stock options and other stock award activity		(353)			506			153
Cash dividends declared ($1.32 per share)			(2,738)					(2,738)
Other							2	2

Balances, December 31, 2009	935	5,997	22,599	(1,561)	(23,901)		3	4,072

Comprehensive earnings:
Net earnings (2)			2,986			2,986		2,986
Other comprehensive earnings, net of income taxes:
Currency translation adjustments				1		1		1
Change in net loss and prior service cost				77		77		77
Ownership share of SABMiller other comprehensive losses				114		114		114

Total other comprehensive earnings						192	-	192

Total comprehensive earnings (1)						3,178	-	3,178

Exercise of stock options and other stock award activity		(237)			391			154
Cash dividends declared ($1.08 per share)			(2,251)					(2,251)
Other							(1)	(1)

Balances, September 30, 2010	$935	$5,760	$23,334	$(1,369)	$(23,510)		$2	$5,152

(1)Total comprehensive earnings were $1,338 million for the quarter ended September 30, 2010, all of which were comprehensive earnings attributable to Altria Group, Inc. Total comprehensive earnings were $1,063 million for the quarter ended September 30, 2009, all of which were comprehensive earnings attributable to Altria Group, Inc. Total comprehensive earnings were $2,829 million for the nine months ended September 30, 2009, which consisted of total comprehensive earnings attributable to Altria Group, Inc. and noncontrolling interests of $2,828 million and $1 million, respectively.

(2) Net earnings attributable to noncontrolling interests exclude $1 million due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section in the condensed consolidated balance sheet at September 30, 2010. See Note 12.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products	$2,941	$2,325
- Financial services	46	157

Net earnings	2,987	2,482

Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	208	218
Deferred income tax provision	197	486
Earnings from equity investment in SABMiller	(437)	(442)
Dividends from SABMiller	219	181
Asset impairment and exit costs, net of cash paid	(166)	1
IRS payment related to LILO and SILO transactions	(945)
Cash effects of changes, net of the effects from acquired companies:
Receivables, net	19	1
Inventories	192	99
Accounts payable	6	(40)
Income taxes	5	16
Accrued liabilities and other current assets	(181)	(16)
Accrued settlement charges	(409)	(714)
Pension plan contributions	(23)	(46)
Pension provisions and postretirement, net	151	65
Other	17	114
Financial services
Deferred income tax benefit	(188)	(502)
Other	70	104

Net cash provided by operating activities	1,722	2,007

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
Capital expenditures	$(116)	$(172)
Acquisition of UST, net of acquired cash		(10,244)
Other	80	(47)
Financial services
Investments in finance assets		(9)
Proceeds from finance assets	119	767

Net cash provided by (used in) investing activities	83	(9,705)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
Net issuance of short-term borrowings		(205)
Long-term debt issued	1,007	4,221
Long-term debt repaid	(775)	(375)
Financial services
Long-term debt repaid		(500)

Dividends paid	(2,165)	(1,987)
Issuance of common stock	89	57
Financing fees and debt issuance costs	(6)	(132)
Other	(126)	(267)

Net cash (used in) provided by financing activities	(1,976)	812

Cash and cash equivalents:

Decrease	(171)	(6,886)

Balance at beginning of period	1,871	7,916

Balance at end of period	$1,700	$1,030

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At September 30, 2010, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; UST LLC (“UST”), which through its subsidiaries is engaged in the manufacture and sale of smokeless products and wine; and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 27.1% economic and voting interest in SABMiller plc (“SABMiller”) at September 30, 2010. Altria Group, Inc.’s access to the operating cash flows of its subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries.

As discussed in Note 2. UST Acquisition, on January 6, 2009, Altria Group, Inc. acquired all of the outstanding common stock of UST, whose direct and indirect wholly-owned subsidiaries include U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”). As a result of the acquisition, UST has become an indirect wholly-owned subsidiary of Altria Group, Inc.

On February 24, 2010, Altria Group, Inc.’s Board of Directors approved a 2.9% increase in the quarterly dividend to $0.35 per common share from $0.34 per common share. On August 27, 2010, Altria Group, Inc.’s Board of Directors approved an additional 8.6% increase in the quarterly dividend to $0.38 per common share, resulting in an overall quarterly dividend rate increase of 11.8% since the beginning of 2010. The current annualized dividend rate is $1.52 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of Altria Group, Inc.’s Board of Directors.

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

The 2009 reduction of a Kraft Foods Inc. (“Kraft”) tax-related receivable has been reclassified to conform with the current year’s presentation.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. UST Acquisition:

On January 6, 2009, Altria Group, Inc. acquired all of the outstanding common stock of UST. The transaction was valued at approximately $11.7 billion, which represented a purchase price of $10.4 billion and approximately $1.3 billion of UST debt, which together with acquisition-related costs and payments of approximately $0.6 billion (consisting primarily of financing fees, the funding of UST’s non-qualified pension plans, investment banking fees and the early retirement of UST’s revolving credit facility), represented a total cash outlay of approximately $11 billion. Additionally, costs incurred to effect the acquisition, as well as costs to restructure UST, are being recognized as expenses in the periods in which the costs are incurred. For the nine and three months ended September 30, 2010 and 2009, Altria Group, Inc. incurred acquisition-related charges, as well as restructuring and integration costs consisting of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Exit costs	$ 2	$ 149	$ -	$ 24
Integration costs	15	36	3	6
Inventory adjustments	15	29	5	6
Financing fees		89		1
Transaction costs		60

Total	$ 32	$ 363	$ 8	$ 37

Total acquisition-related charges, as well as restructuring and integration costs incurred since the September 8, 2008 announcement of the acquisition, were $528 million as of September 30, 2010. During the remainder of 2010, Altria Group, Inc. expects to incur additional pre-tax charges and costs of approximately $15 million related to the acquisition of UST.

UST’s financial position and results of operations have been consolidated with Altria Group, Inc. as of January 6, 2009. Pro forma results of Altria Group, Inc., for the nine months ended September 30, 2009 assuming the acquisition had occurred on January 1, 2009, would not have been materially different from the actual results reported for the nine months ended September 30, 2009.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3. Asset Impairment, Exit, Implementation and Integration Costs:

Pre-tax asset impairment, exit, implementation and integration costs for the nine and three months ended September 30, 2010 and 2009 consisted of the following:

	For the Nine Months Ended September 30, 2010
	Asset Impairment and Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$28	$70	$-	$98
Smokeless products	2		13	15
Cigars			1	1
Wine			2	2
General corporate	1			1

Total	$31	$70	$16	$117

	For the Nine Months Ended September 30, 2009
	Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$86	$94	$-	$180
Smokeless products	146		33	179
Cigars			7	7
Wine	3		3	6
Financial services	3			3
General corporate	61			61

Total	$299	$94	$43	$436

	For the Three Months Ended September 30, 2010
	Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$3	$21	$-	$24
Smokeless products			2	2
Wine			1	1

Total	$3	$21	$3	$27

	For the Three Months Ended September 30, 2009
	Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$52	$44	$-	$96
Smokeless products	23		5	28
Wine	1		1	2
Financial services	3			3
General corporate	54			54

Total	$133	$44	$6	$183

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The movement in the severance liability and details of asset impairment and exit costs for Altria Group, Inc. for the nine months ended September 30, 2010 was as follows:

	Severance	Other	Total
	(in millions)
Severance liability balance, December 31, 2009	$228	$-	$228
Charges	2	29	31
Cash spent	(169)	(29)	(198)

Severance liability balance, September 30, 2010	$61	$-	$61

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

As a result of this restructuring program, pre-tax exit and integration costs for the nine and three months ended September 30, 2010 and 2009 consisted of the following:

	For the Nine Months Ended September 30,
	2010			2009
	Exit Costs	Integration Costs	Total	Exit Costs	Integration Costs	Total
	(in millions)
Cigarettes	$-	$-	$-	$17	$-	$17
Smokeless products	2	13	15	146	33	179
Wine		2	2	3	3	6
Financial services				3		3
General corporate	1		1	50		50

Total	$3	$15	$18	$219	$36	$255

	For the Three Months Ended September 30,
	2010			2009
	Exit Costs	Integration Costs	Total	Exit Costs	Integration Costs	Total
	(in millions)
Cigarettes	$-	$-	$-	$15	$-	$15
Smokeless products		2	2	23	5	28
Wine		1	1	1	1	2
Financial services				3		3
General corporate				44		44

Total	$-	$3	$3	$86	$6	$92

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

These charges are primarily related to employee separation costs, lease exit costs, relocation of employees and other costs related to the integration of UST operations. Substantially all of these charges will result in cash expenditures. The pre-tax integration costs were included in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statements of earnings for the nine and three months ended September 30, 2010 and 2009. Total pre-tax charges incurred since the inception of the program through September 30, 2010 were $472 million. Pre-tax charges of approximately $10 million are expected for the remainder of the program, all of which are expected to be incurred in 2010. Cash payments related to the program of $98 million and $24 million were made during the nine and three months ended September 30, 2010, respectively, for total cash payments of $319 million since inception.

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

In October 2010, PM USA entered into an agreement for the sale of the Cabarrus facility and land. The sale is contingent on the completion of due diligence by both parties and other customary terms and conditions. Closing of the sale is expected to occur in the fourth quarter of 2010. The sale will not have a material impact on the financial results of Altria Group, Inc.

As a result of this program, which commenced in 2007, PM USA expects to incur total pre-tax charges of approximately $800 million, which consist of employee separation costs of $352 million, accelerated depreciation of $283 million and other charges of $165 million, primarily related to the relocation of employees and equipment, net of estimated gains on sales of land and buildings. Total pre-tax charges incurred for the program through September 30, 2010 of $823 million, which are reflected in the cigarettes segment, do not reflect estimated gains on future sales of land and buildings. Approximately $400 million of the total pre-tax charges have resulted, and in the future are expected to result, in net cash expenditures.

PM USA recorded pre-tax charges for this program as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Asset impairment and exit costs	$ 28	$ 69	$ 3	$ 37
Implementation costs	70	94	21	44

Total	$ 98	$ 163	$ 24	$ 81

Pre-tax implementation costs related to this program were primarily related to accelerated depreciation and were included in cost of sales in the condensed consolidated statements of earnings for the nine and three months ended September 30, 2010 and 2009, respectively.

Pre-tax charges of approximately $10 million are expected during the remainder of 2010 for the program. Cash payments related to the program of $110 million and $27 million were made during the nine and

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

three months ended September 30, 2010, respectively, for total cash payments of $416 million since inception, which do not reflect estimated proceeds on future sales of land and buildings.

Note 4. Benefit Plans:

Subsidiaries of Altria Group, Inc. sponsor noncontributory defined benefit pension plans covering substantially all employees of Altria Group, Inc. In certain subsidiaries, employees hired on or after a date specific to their employee group instead are eligible to participate in an enhanced defined contribution plan. This transition for new hires occurred from October 1, 2006 to January 1, 2008. In addition, effective January 1, 2010, certain employees of UST and Middleton who were participants in noncontributory defined benefit pension plans ceased to earn additional benefit service under those plans and became eligible to participate in an enhanced defined contribution plan. Altria Group, Inc. and its subsidiaries also provide health care and other benefits to the majority of retired employees.

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Service cost	$59	$74	$17	$24
Interest cost	266	261	88	88
Expected return on plan assets	(315)	(319)	(107)	(107)
Amortization:
Net loss	94	87	28	32
Prior service cost	10	9	4	3
Termination and curtailment		3		12

Net periodic pension cost	$114	$115	$30	$52

Termination and curtailment for the nine and three months ended September 30, 2009 shown in the table above primarily reflects termination benefits related to Altria Group, Inc.’s restructuring programs, which for the nine months ended September 30, 2009 were partially offset by curtailment gains related to the restructuring of UST’s operations subsequent to the acquisition. For more information on Altria Group, Inc.’s restructuring programs, see Note 3. Asset Impairment, Exit, Implementation and Integration Costs.

Employer Contributions

Altria Group, Inc. makes contributions, to the extent that they are tax deductible, and to pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service (“IRS”) regulations. Employer contributions of $23 million were made to Altria Group, Inc.’s pension plans during the nine months ended September 30, 2010. Currently, Altria Group, Inc. anticipates additional employer contributions during the remainder of 2010 of up to $27 million to its pension plans, based on current tax law. However, these estimates are subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Service cost	$ 22	$ 28	$ 5	$ 8
Interest cost	102	100	31	27
Amortization:
Net loss	24	26	8	6
Prior service credit	(16)	(6)	(9)	(2)
Termination and curtailment		40		21

Net postretirement health care costs	$ 132	$ 188	$ 35	$ 60

Termination and curtailment for the nine and three months ended September 30, 2009 shown in the table above primarily reflects termination benefits and curtailment losses related to Altria Group, Inc.’s restructuring programs, including the restructuring of UST’s operations subsequent to the acquisition. For further information on Altria Group, Inc.’s restructuring programs, see Note 3. Asset Impairment, Exit, Implementation and Integration Costs.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
	(in millions)		(in millions)
Cigarettes	$-	$-	$264	$272
Smokeless products	5,023	5,023	8,843	8,845
Cigars	77	77	2,745	2,750
Wine	74	74	270	271

Total	$5,174	$5,174	$12,122	$12,138

Intangible assets were as follows:

	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)		(in millions)
Indefinite-lived intangible assets	$11,701		$11,701
Definite-lived intangible assets	464	$43	464	$27

Total intangible assets	$12,165	$43	$12,165	$27

Goodwill relates to the January 2009 acquisition of UST and the December 2007 acquisition of Middleton.

Indefinite-lived intangible assets consist substantially of trademarks from the January 2009 acquisition of UST ($9.1 billion) and the December 2007 acquisition of Middleton ($2.6 billion). Definite-lived intangible assets consist primarily of customer relationships and certain cigarette trademarks. Pre-tax amortization expense for definite-lived intangible assets during the nine months ended September 30, 2010 and 2009 was $16 million for each period. Pre-tax amortization expense for definite-lived intangible assets during the three months ended September 30, 2010 and 2009 was $6 million and $7 million, respectively. Annual amortization expense for each of the next five years is estimated to be approximately $20 million, assuming no additional transactions occur that require the amortization of intangible assets.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. Earnings from Equity Investment in SABMiller:

Pre-tax earnings from Altria Group, Inc.’s equity investment in SABMiller consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009

	(in millions)

Equity earnings	$396	$259	$181	$111
Gains resulting from issuances of common stock by SABMiller	41	183	5	8

	$437	$442	$186	$119

Note 7. Debt:

During the nine months ended September 30, 2010, Altria Group, Inc. issued $1.0 billion (aggregate principal amount) of 4.125% senior unsecured long-term notes due September 11, 2015, which consisted of $800 million issued on June 11, 2010 and $200 million issued on August 5, 2010. Interest on each issuance will be paid semiannually, with interest accruing from June 11, 2010. The net proceeds from the issuance of these senior unsecured notes were added to Altria Group, Inc.’s general funds, which may be used to meet working capital requirements, refinance debt or for general corporate purposes.

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

On June 22, 2010, Altria Group, Inc.’s $775 million 7.125% notes matured and were repaid.

The aggregate fair value, based substantially on readily available quoted market prices, of Altria Group, Inc.’s total debt at September 30, 2010, was $15.9 billion, as compared with its carrying value of $12.2 billion. The aggregate fair value, based substantially on readily available quoted market prices, of Altria Group, Inc.’s total debt at December 31, 2009, was $14.4 billion, as compared with its carrying value of $12.0 billion.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,

	2010	2009	2010	2009

	(in millions)

Net earnings attributable to Altria Group, Inc.	$2,986	$2,481	$1,131	$882

Less: Distributed and undistributed earnings attributable to unvested restricted and deferred shares	(12)	(9)	(5)	(3)

Earnings for basic EPS	2,974	2,472	1,126	879
Add: Undistributed earnings attributable to unvested restricted and deferred shares	3	2	2	1
Less: Undistributed earnings reallocated to unvested restricted and deferred shares	(3)	(2)	(2)	(1)

Earnings for diluted EPS	$2,974	$2,472	$1,126	$879

Weighted average shares for basic EPS	2,076	2,064	2,078	2,067
Add: Incremental shares from stock options	2	6	2	5

Weighted average shares for diluted EPS	2,078	2,070	2,080	2,072

For the nine and three months ended September 30, 2010 computations, there were no antidilutive stock options. For the nine and three months ended September 30, 2009 computations, 0.9 million and 0.6 million stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9. Accumulated Other Comprehensive Losses:

The following table sets forth the changes in each component of accumulated other comprehensive losses, net of income taxes, attributable to Altria Group, Inc.:

	Currency Translation Adjustments	Changes in Net Loss and Prior Service Cost	Ownership of SABMiller’s Other Comprehensive Earnings (Losses)	Accumulated Other Comprehensive Losses
	(in millions)

Balances, December 31, 2008	$-	$(2,221)	$40	$(2,181)

Period Change	3	375	242	620

Balances, December 31, 2009	3	(1,846)	282	(1,561)

Period Change	1	77	114	192

Balances, September 30, 2010	$4	$(1,769)	$396	$(1,369)

Note 10. Segment Reporting:

The products of Altria Group, Inc.’s consumer products subsidiaries include cigarettes manufactured and sold by PM USA, smokeless products manufactured and sold by or on behalf of USSTC and PM USA, machine-made large cigars and pipe tobacco manufactured and sold by Middleton, and wine produced and distributed by Ste. Michelle. Another subsidiary of Altria Group, Inc., PMCC, maintains a portfolio of leveraged and direct finance leases. The products and services of these subsidiaries constitute Altria Group, Inc.’s reportable segments of cigarettes, smokeless products, cigars, wine and financial services.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009
	(in millions)

Net revenues:
Cigarettes	$16,441	$15,546	$5,729	$5,626
Smokeless products	1,160	1,023	389	352
Cigars	437	386	147	153
Wine	308	271	107	102
Financial services	90	316	30	67

Net revenues	$18,436	$17,542	$6,402	$6,300

Earnings before income taxes:
Operating companies income:
Cigarettes	$4,213	$3,902	$1,533	$1,333
Smokeless products	586	302	210	127
Cigars	146	139	43	49
Wine	31	22	12	12
Financial services	87	260	27	57
Amortization of intangibles	(16)	(16)	(6)	(7)
General corporate expenses	(142)	(138)	(43)	(35)
Reduction of Kraft and PMI tax-related receivables	(169)	(88)		(88)
UST acquisition-related transaction costs		(60)
Corporate exit costs	(1)	(61)		(54)

Operating income	4,735	4,262	1,776	1,394
Interest and other debt expense, net	(856)	(902)	(279)	(279)
Earnings from equity investment in SABMiller	437	442	186	119

Earnings before income taxes	$4,316	$3,802	$1,683	$1,234

See Note 3. Asset Impairment, Exit, Implementation and Integration Costs for a breakdown of these costs by segment, which affect the comparability of operating companies income for the segments.

Note 11. Income Taxes:

The income tax rate of 30.8% for the nine months ended September 30, 2010 decreased 3.9 percentage points from 34.7% for the nine months ended September 30, 2009. The decrease for the nine months was due primarily to the higher reversal of tax reserves and associated interest in 2010 following the resolution of various tax matters arising out of the 2000-2003 IRS and various state audits, and the expiration of statutes of limitations as discussed below, as well as an increase in the domestic manufacturing deduction, effective January 1, 2010. The income tax rate of 32.8% for the three months ended September 30, 2010 increased 4.3 percentage points from 28.5% for the three months ended September 30, 2009. The increase for the three months was due primarily to the reversal of tax reserves and associated interest in 2009 following the resolution of certain Kraft tax matters arising out of the 2000-2003 IRS audit discussed below, partially offset by an increase in the domestic manufacturing deduction, effective January 1, 2010.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As discussed in Note 12. Contingencies, Altria Group, Inc. and the IRS executed a closing agreement during the second quarter of 2010 in connection with the IRS’s examination of Altria Group, Inc.’s consolidated federal income tax returns for the years 2000-2003, which resolved various tax matters for Altria Group, Inc. and its subsidiaries, including its former subsidiaries - Kraft and Philip Morris International Inc. (“PMI”). As a result of the closing agreement, Altria Group, Inc. paid the IRS approximately $945 million of tax and associated interest on July 20, 2010 with respect to certain PMCC leveraged lease transactions, referred to by the IRS as lease-in/lease-out (“LILO”) and sale-in/lease-out (“SILO”) transactions, entered into during the 1996-2003 years. Altria Group, Inc. intends to file a claim for refund of approximately $945 million. If the IRS disallows the claim, as anticipated, Altria Group, Inc. intends to commence litigation in federal court. The payment of approximately $945 million is included in other assets on the condensed consolidated balance sheet of Altria Group, Inc. at September 30, 2010. Also, as a result of this closing agreement, in the second quarter of 2010 Altria Group, Inc. recorded a $47 million income tax benefit primarily attributable to the reversal of tax reserves and associated interest related to Altria Group, Inc. and its current subsidiaries. In addition, in the second quarter of 2010 Altria Group, Inc. recorded an income tax benefit of $169 million attributable to the reversal of federal income tax reserves and associated interest related to the resolution of certain Kraft and PMI tax matters.

In the third quarter of 2009, the IRS, Kraft, and Altria Group, Inc. executed a closing agreement that resolved certain Kraft tax matters arising out of the 2000-2003 IRS audit of Altria Group, Inc. As a result of this closing agreement, in the third quarter of 2009 Altria Group, Inc. recorded an income tax benefit of $88 million attributable to the reversal of federal income tax reserves and associated interest related to the resolution of certain Kraft tax matters.

Under the Tax Sharing agreements entered into in connection with the spin-offs between Altria Group, Inc. and its former subsidiaries, Kraft and PMI are responsible for their respective pre-spin-off tax obligations. Altria Group, Inc., however, remains severally liable for Kraft’s and PMI’s pre-spin-off federal tax obligations pursuant to regulations governing federal consolidated income tax returns. As a result, Altria Group, Inc. continues to include the pre-spin-off federal income tax reserves of Kraft and PMI in its liability for uncertain tax positions, and also includes corresponding receivables from Kraft and PMI in other assets. The tax benefits of $169 million for the nine months ended September 30, 2010, and $88 million for the nine and three months ended September 30, 2009, were offset by a reduction to the corresponding receivables from Kraft and PMI, which were recorded as reductions to operating income on Altria Group, Inc.’s condensed consolidated statements of earnings. As a result, there was no impact on Altria Group, Inc.’s net earnings associated with the resolution of the Kraft and PMI tax matters.

Altria Group, Inc. also recorded $33 million of income tax benefits during the third quarter of 2010, primarily from the reversal of tax reserves and associated interest following the resolution of several state audits and the expiration of statutes of limitations.

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

Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 43 states now limit the dollar amount of bonds or require no bond at all. Tobacco litigation plaintiffs, however, have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge other state bond cap statutes. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of October 25, 2010, October 26, 2009 and November 1, 2008.

Type of Case	Number of Cases Pending as of October 25, 2010	Number of Cases Pending as of October 26, 2009	Number of Cases Pending as of November 1, 2008
Individual Smoking and Health Cases (1)	85	93	98
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	9	8	9
Health Care Cost Recovery Actions	3	3	3
“Lights/Ultra Lights” Class Actions	29	33	17
Tobacco Price Cases	1	2	2

(1)

Does not include 2,593 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include approximately 7,707 individual smoking and health cases (3,286 state court cases and 4,421 federal court cases) brought by or on behalf of approximately 9,400 plaintiffs in Florida (4,980 state court plaintiffs and 4,420 federal court plaintiffs) following the decertification of the Engle case discussed below. It is possible that some of these cases are duplicates and additional cases have been filed but not yet recorded on the courts’ dockets.

(2)

Includes as one case the 649 civil actions (of which 370 are actions against PM USA) that are proposed to be tried in a single proceeding in West Virginia (In re: Tobacco Litigation). Middleton and USSTC were named as defendants in this action but they, along with other non-cigarette manufacturers, have been severed from this case. The West Virginia Supreme Court of Appeals has ruled that the United States Constitution does not preclude a trial in two phases in this case. Under the current trial plan, issues related to defendants’ conduct and plaintiffs’ entitlement to punitive damages would be determined in the first phase. The second phase would consist of individual trials to determine liability, if any, as well as compensatory and

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

punitive damages, if any. The trial court has moved the trial from Kanawha County to Ohio County, West Virginia and has scheduled the case for trial in March 2011.

International Tobacco-Related Cases

As of October 25, 2010, PM USA is a named defendant in Israel in one “Lights” class action and one health care cost recovery action. PM USA is a named defendant in three health care cost recovery actions in Canada, two of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in six smoking and health class actions filed in various Canadian provinces. See “Guarantees” for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Pending and Upcoming Tobacco-Related Trials

As of October 25, 2010, three individual smoking and health cases against PM USA are set for trial in 2010, all of which are Engle progeny cases. Cases against other companies in the tobacco industry are also scheduled for trial in 2010. Trial dates are subject to change.

Trial Results

Since January 1999, verdicts have been returned in 62 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 36 of the 62 cases. These 36 cases were tried in California (5), Florida (16), Mississippi (1), Missouri (2), New Hampshire (1), New Jersey (1), New York (3), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (1). A motion for a new trial was granted in one of the cases in Florida.

Of the 26 cases in which verdicts were returned in favor of plaintiffs, eleven have reached final resolution and one case (Williams – see below) has reached partial resolution. A verdict against defendants in one health care cost recovery case (Blue Cross/Blue Shield) has been reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006. In December 2008, the plaintiff in Price filed a motion with the state trial court to vacate the judgment dismissing this case in light of the United States Supreme Court’s decision in Good (see below for a discussion of developments in Good and Price). After exhausting all appeals, PM USA has paid judgments in these cases totaling $116.4 million and interest totaling $70.6 million.

The chart below lists the verdicts and post-trial developments in the cases that were pending during 2009 or 2010 that have gone to trial since January 1999 in which verdicts were returned in favor of plaintiffs.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

August 2010	Florida/ Piendle	Engle progeny

On August 5, 2010, a Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $4 million in compensatory damages and allocated 27.5% of the fault

PM USA filed post-trial motions on August 16 and August 30, 2010. Plaintiff filed a motion for a new trial on punitive damages on August 27, 2010. On September 8, 2010, the trial court entered final

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

			to PM USA (an amount of approximately $1.1 million). The jury also awarded $90,000 in punitive damages against PM USA.	judgment. The post-trial motions are still pending.

July 2010	Florida/ Tate	Engle progeny

On July 8, 2010, a Broward County jury in the Tate trial returned a verdict in favor of the plaintiff and against PM USA. The jury awarded $8 million in compensatory damages and allocated 64% of the fault to PM USA (an amount of approximately $5.1 million). The jury also awarded approximately $16.3 million in punitive damages against PM USA.

On July 15, 2010, PM USA filed several post-verdict motions, including a motion for a new trial, which motions were denied on July 22, 2010. On August 6, 2010, the trial court entered final judgment. On August 25, 2010, PM USA filed its notice of appeal. On August 31, 2010, PM USA posted a $5 million appeal bond.

April 2010	Florida/ Putney	Engle progeny

In April 2010, a Broward County jury in the Putney trial returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded approximately $15.1 million in compensatory damages and allocated 15% of the fault to PM USA (an amount of approximately $2.3 million). The jury also awarded $2.5 million in punitive damages against PM USA.

In May 2010, PM USA and R.J. Reynolds filed several post-trial motions. In May 2010, the trial court denied the defendants’ motion to set aside the verdict and to enter judgment in accordance with their motion for directed verdict. On August 24, 2010, the trial court denied the parties’ remaining motions and entered final judgment. On August 20, 2010, PM USA filed its notice of appeal. PM USA has posted a $1.6 million appeal bond.

March 2010	Florida/ R. Cohen	Engle progeny	In March 2010, a Broward County jury in the R. Cohen trial returned a verdict in favor of the plaintiff and against PM USA and R.J. Reynolds. The jury	In April 2010, PM USA and R.J. Reynolds filed a motion to set aside the verdict and a motion to order a new trial or, in the alternative, for remittitur

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

awarded $10 million in compensatory damages and allocated 33 1/3% of the fault to PM USA (an amount of approximately $3.3 million). The jury also awarded a total of $20 million in punitive damages, assessing separate $10 million awards against both defendants.

of the jury’s award of compensatory and punitive damages, all of which motions were denied except the defendants’ motion seeking a new trial or remittitur based on errors in the second phase of the case. On July 21, 2010, the trial court denied PM USA’s remaining motion and entered final judgment. On August 23, 2010, PM USA filed its notice of appeal and, on October 7, 2010, PM USA posted a $2.5 million appeal bond.

March 2010	Florida/ Douglas	Engle progeny

In March 2010, the jury in the Douglas trial (conducted in Hillsborough County) returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded $5 million in compensatory damages. Punitive damages were dismissed prior to trial. The jury allocated 18% of the fault to PM USA, resulting in an award of $900,000.

In March 2010, PM USA and R.J. Reynolds filed a motion to set aside the verdict and a motion to order a new trial or, in the alternative, for remittitur of the jury’s award of compensatory damages. In June 2010, these motions were denied, PM USA filed its notice of appeal and posted a $900,000 appeal bond. On September 27, 2010, the plaintiff filed with the trial court a challenge to the constitutionality of the Florida bond cap statute.

November 2009	Florida/ Naugle	Engle progeny

In November 2009, a Broward County jury in the Naugle trial returned a verdict in favor of the plaintiff and against PM USA. The jury awarded approximately $56.6 million in compensatory damages and $244 million in punitive

In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages. In April 2010, PM USA filed

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

damages. The jury allocated 90% of the fault to PM USA.

its notice of appeal and posted a $5 million appeal bond. On August 18, 2010, upon the motion of PM USA, the trial court entered an amended final judgment of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages to correct a clerical error. The case remains on appeal.

August 2009	Florida/ F. Campbell	Engle progeny

In August 2009, the jury in the F. Campbell trial (conducted in Escambia County) returned a verdict in favor of the plaintiff and against R.J. Reynolds, PM USA and Liggett Group. The jury awarded $7.8 million in compensatory damages. There was no punitive damages award. In September 2009, the trial court entered final judgment and awarded the plaintiff $156,000 in damages against PM USA due to the jury allocating only 2% of the fault to PM USA.

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

plaintiffs actual damages of $24.8 million, plus interest from the date of the verdict. Defendants filed a notice of appeal in December 2008 and collectively posted an appeal bond of $30.3 million ($15.1 million of which was posted by PM USA). In March 2010, the Florida Third District Court of Appeal affirmed per curiam the trial court decision without issuing an opinion. Subsequent review by the Florida Supreme Court of a per curiam affirmance without opinion is generally prohibited. In April 2010, defendants filed their petition for rehearing with the court of appeal. In May 2010, the court of appeal denied the defendants’ petition. In June 2010, PM USA paid its share of the judgment which, with interest, amounted to approximately $15.1 million.

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

for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the court of appeals’ decision reversing and remanding the case for a new trial on punitive damages. In June 2010, the Oregon Supreme Court affirmed the court of appeals’ decision and remanded the case to the trial court for a new trial limited to the question of punitive damages. On July 9, 2010, plaintiff filed a petition for rehearing with the Oregon Supreme Court.

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

(1)

Bullock: In December 2002, the trial court reduced the punitive damages award to $28 million. In April 2006, the California Court of Appeal affirmed the $28 million punitive damages award. In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction of the punitive damages award and granted PM USA’s petition for review challenging the punitive damages award. The court granted review of the case on a “grant and hold” basis under which further action by the court was deferred pending the United States Supreme Court’s 2007 decision on punitive damages in the Williams case described below. In February 2007, the United States Supreme Court vacated the punitive damages judgment in Williams and remanded the case to the Oregon Supreme Court for proceedings consistent with its decision. In May 2007, the California Supreme Court transferred the case to the Second District of the California Court of Appeal with directions that

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the court vacate its 2006 decision and reconsider the case in light of the United States Supreme Court’s decision in Williams. In January 2008, the California Court of Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. In March 2008, plaintiffs and PM USA appealed to the California Supreme Court. In April 2008, the California Supreme Court denied both petitions for review. In July 2008, $43.3 million of escrow funds were returned to PM USA. The case was remanded to the superior court for a new trial on the amount of punitive damages, if any. In August 2009, the jury returned a verdict, and in December 2009, the superior court entered a judgment, awarding plaintiff $13.8 million in punitive damages, plus costs. In December 2009, PM USA filed a motion for judgment notwithstanding the verdict that seeks a reduction of the punitive damages award, which motion was denied in January 2010. PM USA noticed an appeal in February 2010 and posted an appeal bond of approximately $14.7 million. As of September 30, 2010, PM USA has recorded a provision of approximately $1.7 million for compensatory damages, costs and interest.

(2)

Williams: The trial court reduced the punitive damages award to approximately $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million and petitioned the United States Supreme Court for further review (PM USA later recorded additional provisions of approximately $29 million related primarily to accrued interest). In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In February 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. The United States Supreme Court granted PM USA’s petition for writ of certiorari in May 2006. In February 2007, the United States Supreme Court vacated the $79.5 million punitive damages award, holding that the United States Constitution prohibits basing punitive damages awards on harm to non-parties. The Court also found that states must assure that appropriate procedures are in place so that juries are provided with proper legal guidance as to the constitutional limitations on awards of punitive damages. Accordingly, the Court remanded the case to the Oregon Supreme Court for further proceedings consistent with this decision. In January 2008, the Oregon Supreme Court affirmed the Oregon Court of Appeals’ June 2004 decision, which in turn, upheld the jury’s compensatory damages award and reinstated the jury’s award of $79.5 million in punitive damages. In March 2008, PM USA filed a petition for writ of certiorari with the United States Supreme Court, which was granted in June 2008. In March 2009, the United States Supreme Court dismissed the writ of certiorari as being improvidently granted. Subsequent to the United States Supreme Court’s dismissal, PM USA paid $61.1 million to the plaintiffs, representing the compensatory damages award, forty percent of the punitive damages award and accrued interest. Oregon state law requires that sixty percent of any punitive damages award be paid to the state. However, PM USA believes that, as a result of the Master Settlement Agreement (“MSA”), it is not liable for the sixty percent that would be paid to the state. Oregon and PM USA are parties to a proceeding in Oregon state court that seeks a determination of PM USA’s liability for that sixty percent. If PM USA prevails, its obligation to pay punitive damages will be limited to the forty percent previously paid to the plaintiff. The court has consolidated that MSA proceeding with Williams, where plaintiff seeks to challenge the constitutionality of the Oregon statute apportioning the punitive damages award and claims that any punitive damages award released by the state reverts to plaintiff. In February 2010, the trial court ruled that the state is not entitled to collect its sixty percent share of the punitive damages award. In June 2010, after hearing argument, the trial court held that, under the Oregon statute, PM USA is not required to pay the sixty percent share to plaintiff. On October 15, 2010 the trial court rejected plaintiff’s argument that

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the Oregon statute regarding allocation of punitive damages is unconstitutional. The combined effect of these rulings is that PM USA would not be required to pay the state’s sixty percent share of the punitive damages award. Both the plaintiff in Williams and the state are expected to appeal these rulings.

Security for Judgments

To obtain stays of judgments pending current appeals, as of September 30, 2010, PM USA has posted various forms of security totaling approximately $103 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheets.

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

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s decision, expired in January 2008. As of October 25, 2010, approximately 7,707 cases (3,286 state court cases and 4,421 federal court cases) were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 9,400 plaintiffs (4,980 state court plaintiffs and 4,420 federal court plaintiffs). It is possible that some of these cases are duplicates. Some of these cases have been removed from various Florida state courts to the federal district courts in Florida, while others were filed in federal court. In July 2007, PM USA and other defendants requested that the multi-district litigation panel order the transfer of all such cases pending in the federal courts, as well as any other Engle progeny cases that may be filed, to the Middle District of Florida for pretrial coordination. The panel denied this request in December 2007. In October 2007, attorneys for plaintiffs filed a motion to consolidate all pending and future cases filed in the state trial court in Hillsborough County. The court denied this motion in November 2007. In February 2008, the trial court decertified the class except for purposes of the May 2001 bond stipulation, and formally vacated the punitive damages award pursuant to the Florida Supreme Court’s mandate. In April 2008, the trial court ruled that certain defendants, including PM USA, lacked standing with respect to allocation of the funds escrowed under the May 2001 bond stipulation and will receive no credit at this time from the $500 million paid by PM USA against any future punitive damages awards in cases brought by former Engle class members.

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

Three federal district courts (in the Merlob, Brown and Burr cases) ruled that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings (Brown and Burr) were certified by the trial court for interlocutory review. The certification in both cases was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated. In February 2009, the appeal in Burr was dismissed for lack of prosecution. On July 22, 2010, the Eleventh Circuit ruled that plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. Rather, plaintiffs may only use the findings to establish those specific facts, if any, that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made. Engle progeny cases pending in the federal district

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

courts in the Middle District of Florida asserting individual claims by or on behalf of approximately 4,420 plaintiffs had been stayed pending the Eleventh Circuit’s review. These cases were returned to the federal trial courts in which they were filed for further proceedings.

In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applies to all Engle progeny lawsuits in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. The legislation, which became effective in June 2009, applies to judgments entered after the effective date and remains in effect until December 31, 2012. Plaintiffs in three Engle progeny cases against R.J. Reynolds in Alachua County, Florida (Alexander, Townsend and Hall) have challenged the constitutionality of the bond cap statute. The Florida Attorney General has intervened in these cases in defense of the constitutionality of the statute. Argument in these cases was heard on September 10, 2010. Plaintiffs in one Engle progeny case against PM USA and R.J. Reynolds in Hillsborough County (Douglas) have also challenged the constitutionality of the bond cap statute.

Engle Progeny Trial Results

As of October 25, 2010, sixteen Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Nine verdicts (see Hess, Barbanell, Campbell, Naugle, Douglas, R. Cohen, Putney, Tate and Piendle descriptions in the table above) were returned in favor of plaintiffs and seven verdicts were returned in favor of PM USA (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Frazier and C. Campbell). Engle progeny trial results are included in the totals provided in Trial Results above. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of October 25, 2010.

In Lukacs, a case that was tried to verdict before the Florida Supreme Court Engle decision and is described in Trial Results above, the Florida Third District Court of Appeal in March 2010 affirmed per curiam the trial court decision without issuing an opinion. Under Florida procedure, further review of a per curiam affirmance without opinion by the Florida Supreme Court is generally prohibited. In April 2010, defendants filed their petition for rehearing with the Court of Appeal. In May 2010, the Court of Appeal denied the defendants’ petition. The defendants paid the judgment in June 2010.

In May 2010, the jury returned a verdict in favor of PM USA in the Gil de Rubio case. In June 2010, plaintiff filed a motion for a new trial.

On October 4, 2010 (Warrick), October 6, 2010 (Willis), and October 15, 2010 (Frazier and C. Campbell), juries in four Engle progeny cases returned verdicts in favor of PM USA. The plaintiffs in the Warrick, Willis and Frazier cases have filed motions for a new trial.

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

In April 2010, the Louisiana Fourth Circuit Court of Appeal issued a decision that affirmed in part prior decisions ordering the defendants to fund a statewide 10-year smoking cessation program. In its decision, the Court of Appeal amended and, as amended, affirmed the amended 2008 trial court judgment and ruled that, although the trial court erred, the defendants have no right to a trial to determine, among other things, those class members with valid claims not barred by Louisiana law. After conducting its own independent review of the record, the Court of Appeal made its own factual findings with respect to liability and the amount owed, lowering the amount of the judgment to approximately $241 million, plus interest commencing July 21, 2008, the date of entry of the amended judgment (which as of October 25, 2010 is approximately $30 million). In its decision, the Court of Appeal disallowed approximately $80 million in post-judgment interest. In addition, the Court of Appeal declined plaintiffs’ cross appeal requests for a medical monitoring program and reinstatement of other components of the smoking cessation program. The Court of Appeal specifically reserved to the defendants the right to assert claims to any unspent or unused surplus funds at the termination of the smoking cessation program. In June 2010, defendants and plaintiffs filed separate writ of certiorari applications with the Louisiana Supreme Court. On September 3, 2010, the Louisiana Supreme Court denied both sides’ applications. On September 13, 2010, defendants filed a single-justice application with the United States Supreme Court seeking a stay of the judgment pending the defendants’ filing and the Court’s disposition of the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

defendants’ petition for a writ of certiorari. On September 24, 2010, Justice Antonin Scalia, as the Justice responsible for the U.S. Fifth Circuit, granted the stay. The defendants’ petition for a writ of certiorari is due on December 2, 2010. As of September 30, 2010, PM USA has recorded a provision of $26 million in connection with the case and has recorded additional provisions of approximately $3.2 million related to accrued interest.

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

In July 2008, the New York Supreme Court, Appellate Division, First Department in Fabiano, an individual personal injury case, held that plaintiffs’ punitive damages claim was barred by the MSA based on principles of res judicata because the New York Attorney General had already litigated the punitive damages claim on behalf of all New York residents. In May 2010, the New York Supreme Court, Appellate Division, Second Department, adopted the reasoning of the First Department in Fabiano and issued a per curiam opinion affirming separate trial court rulings dismissing plaintiffs’ punitive damages claims in Shea and Tomasino, two individual personal injury cases. In June 2010, the plaintiffs filed a motion seeking to reargue this decision before the appellate court, which motion was denied on September 17, 2010.

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

PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in six actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan and British Columbia. In Saskatchewan and British Columbia, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases including chronic obstructive pulmonary disease, emphysema, heart disease or cancer after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See “Guarantees” for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

In Caronia, in February 2010, the trial court granted in part PM USA’s summary judgment motion, dismissing plaintiffs’ strict liability and negligence claims and certain other claims, granted plaintiffs leave to amend their complaint to allege a medical monitoring cause of action and requested further briefing on PM USA’s summary judgment motion as to plaintiffs’ implied warranty claim and, if plaintiffs amend their complaint, their medical monitoring claim. In March 2010, plaintiffs filed their amended complaint and PM USA moved to dismiss the implied warranty and medical monitoring claims. Argument was heard in June 2010.

In Donovan, the Supreme Judicial Court of Massachusetts, in answering questions certified to it by the district court, held in October 2009 that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The court also ruled that whether or not the case is barred by the applicable statute of limitations is a factual issue to be determined by the trial court. The case was remanded to federal court for further proceedings. In June 2010, the district court granted in part the plaintiffs’ motion for class certification, certifying the class as to plaintiffs’ claims for breach of implied warranty and violation of the Massachusetts Consumer Protection Act, but denying certification as to plaintiffs’ negligence claim. On July 8, 2010, PM USA petitioned the United States Court of Appeals for the First Circuit for appellate review of the class certification decision. The petition was denied on September 1, 2010.

In Xavier, on October 4, 2010, the trial court granted PM USA’s motion to dismiss plaintiffs’ unfair competition claim and independent medical monitoring cause of action. Trial has been set for November 14, 2011.

The fourth purported class action (Calistro) was filed on July 7, 2010, and is pending in the U.S. District Court for the District of the Virgin Islands, Division of St. Thomas & St. John. Altria Group, Inc. was voluntarily dismissed from the case by the plaintiffs on August 23, 2010. On September 13 and 14, 2010, plaintiffs voluntarily dismissed without prejudice their claims against all defendants except PM USA. Plaintiffs seek certification of a class of residents of the U.S. Virgin Islands who do not suffer from personal injury but who have been unable to successfully complete at least one effort to quit because of addiction. In addition to requesting medical monitoring, plaintiffs seek the funding of a smoking cessation program, compensatory and punitive damages and attorneys’ fees. Plaintiffs have filed a motion to stay and transfer the case to the “Lights” multidistrict litigation proceeding discussed below. PM USA has filed an opposition to this motion.

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

In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In addition, a $17.8 million verdict against defendants (including $6.8 million against PM USA) was reversed in a health care cost recovery case in New York, and all claims were dismissed with prejudice in February 2005 (Blue Cross/Blue Shield). In the health care cost recovery case brought by the City of St. Louis, Missouri and approximately 40 Missouri hospitals, in which PM USA, USSTC and Altria Group, Inc. are defendants (City of St. Louis), the trial court on July 2, 2010, granted defendants’ motion for summary judgment with respect to certain of plaintiffs' claims on the grounds that they were preempted. The court had earlier denied a number of other summary judgment motions by defendants and denied plaintiffs’ motion for summary judgment claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described below). The court also had previously granted defendants’ motion for partial summary judgment on plaintiffs’ claim for future damages (although plaintiffs will be allowed to amend their claims to seek damages that have accrued as of trial). On September 2, 2010, the trial court denied several of defendants’ summary judgment motions, but granted defendants’ motion seeking to prevent plaintiffs from recovering the “present value” of their damages, which are alleged to amount to approximately $300 million. On October 8, 2010, the trial court granted defendants summary judgment with respect to plaintiffs’ fraud and negligent misrepresentation claims. Trial is currently scheduled to begin in January 2011.

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

In May 2008, an action, National Committee to Preserve Social Security, et al. v. Philip Morris USA, et al., was brought under the MSP statute in United States District Court for the Eastern District of New York. This action was brought by the same plaintiffs as National Committee I and similarly purports to be brought on behalf of Medicare to recover an unspecified amount of damages equal to double the amount paid by Medicare for smoking-related health care services provided from May 21, 2002 to the present. In July 2008, defendants filed a motion to dismiss plaintiffs’ claims and plaintiffs filed a motion for partial summary judgment. In March 2009, the court granted defendants’ motion to dismiss. Plaintiffs noticed an appeal in May 2009. In February 2010, defendants moved to dismiss the individual plaintiff’s appeal. On October 4, 2010, the United States Court of Appeals for the Second Circuit dismissed plaintiffs’ complaint for lack of subject matter jurisdiction.

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA and Altria Group, Inc., in Israel (1), the Marshall Islands (1 dismissed), and Canada (3), and other entities have stated that they are considering filing such actions. In the case in Israel, the defendants’ appeal of the district court’s denial of their motion to dismiss was heard by the Israel Supreme Court in March 2005, and the parties are awaiting the court’s decision. In September 2005, in the first of the three health care cost recovery cases filed in Canada, the Canadian Supreme Court ruled that legislation passed in British Columbia permitting the lawsuit is constitutional, and, as a result, the case, which had previously been dismissed by the trial court, was permitted to proceed. PM USA’s and other defendants’ challenge to the British Columbia court’s exercise of jurisdiction was rejected by the Court of Appeals of British Columbia and, in April 2007, the Supreme Court of Canada denied review of that decision. In December 2009, the Court of Appeals of British Columbia ruled that certain defendants can proceed against the Federal Government of Canada as third parties on the theory that the Federal Government of Canada negligently misrepresented to defendants the efficacy of a low tar tobacco variety that the Federal Government of Canada developed and licensed to defendants. On May 20, 2010, the Supreme Court of Canada granted leave to the Federal Government of Canada to appeal this decision and leave to defendants to cross-appeal the Court of Appeals’ decision to dismiss claims against the Federal Government of Canada based on other theories of liability. The Supreme Court of Canada is scheduled to hear the appeal in February 2011. During 2008, the Province of New Brunswick, Canada, proclaimed into law previously adopted legislation allowing reimbursement claims to be brought against cigarette manufacturers, and it filed suit shortly thereafter. In September 2009, the Province of Ontario, Canada, filed suit against a number of cigarette manufacturers based on previously adopted legislation nearly identical in substance to the New Brunswick health care cost recovery legislation. PM USA is named as a defendant in the British Columbia case, while Altria Group, Inc. and PM USA are named as defendants in the New Brunswick and Ontario cases. Several other provinces and territories in Canada have enacted similar legislation or are in the process of enacting similar legislation. See “Guarantees” for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make substantial annual payments of approximately $9.4 billion each year (excluding future annual payments, if any, under the National Tobacco Grower Settlement Trust), subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three and nine months ended September 30, 2010, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was approximately $1.3 billion and $3.7 billion, respectively.

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

Following the economic consulting firm’s determination with respect to 2003, thirty-eight states filed declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow statute during 2003. The OPMs and other MSA-participating manufacturers responded to these actions by filing motions to compel arbitration in accordance with the terms of the MSA, including filing motions to compel arbitration in eleven MSA states and territories that did not file declaratory judgment actions. Courts in all but one of the forty-six MSA states and the District of Columbia and Puerto Rico have ruled that the question of whether a state diligently enforced its escrow statute during 2003 is subject to arbitration. One state court (in State of Montana) has ruled that the diligent enforcement claims of that state may be litigated in state court, rather than in arbitration. Several of these rulings may be subject to further review. In January 2010, the OPMs filed a petition for a writ of certiorari in the United States Supreme Court seeking further review of the one decision holding that a state’s diligent enforcement claims may be litigated in state court, rather than in arbitration. The petition was denied in June 2010. Following the denial of this petition, Montana renewed an action in its state court seeking a declaratory judgment that it diligently enforced its escrow statute during 2003 and other relief. The OPMs have moved to stay that action. Argument on the motion occurred on October 22, 2010.

PM USA, the other OPMs and approximately twenty-five other MSA-participating manufacturers have entered into an agreement regarding arbitration with forty-five MSA states concerning the 2003 NPM Adjustment, including the states’ claims of diligent enforcement for 2003. The agreement further provides for a partial liability reduction for the 2003 NPM Adjustment for states that entered into the agreement by January 30, 2009 and are determined in the arbitration not to have diligently enforced a qualifying escrow statute during 2003. Based on the number of states that entered into the agreement by January 30, 2009 (forty-five), the partial liability reduction for those states is 20%. The partial liability reduction would reduce the amount of PM USA’s 2003 NPM Adjustment by up to a corresponding percentage. The selection of the arbitration panel for the 2003 NPM Adjustment was completed on July 1, 2010, and the arbitration is currently ongoing. Proceedings to determine state diligent enforcement claims for the years 2004 through 2009 have not yet been scheduled.

Once a significant factor determination in favor of the participating manufacturers for a particular year has been made by the economic consulting firm, or the states’ agreement not to contest significant factor for a particular year has become effective, PM USA has the right under the MSA to pay the disputed amount of the NPM Adjustment for that year into a disputed payments account or withhold it altogether. To date, PM USA has made its full MSA payment each year to the states (subject to a right to recoup the NPM Adjustment amount in the form of a credit against future MSA payments), even though it had the right to deduct the disputed amounts of the 2003 – 2007 NPM Adjustments, as described above, from its MSA payments due in the years 2006 – 2010, respectively. The approximate maximum principal amounts of PM USA’s share of the disputed NPM Adjustment for the years 2003 through 2009, as currently calculated by the MSA’s Independent Auditor, are as follows (these amounts do not include interest, which PM USA believes accrues at the prime rate from the payment date for the year for which the NPM Adjustment is calculated):

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

Other MSA-Related Litigation

PM USA was named as a defendant in an action (Vibo) brought in October 2008 in federal court in Kentucky by an MSA participating manufacturer that is not an OPM. Other defendants include various other participating manufacturers and the Attorneys General of all 52 states and territories that are parties to the MSA. The plaintiff alleged that certain of the MSA’s payment provisions discriminate against it in favor of certain other participating manufacturers in violation of the federal antitrust laws and the United States Constitution. The plaintiff also sought injunctive relief, alteration of certain MSA payment provisions as applied to it, treble damages under the federal antitrust laws, and/or rescission of its joinder in the MSA. The plaintiff also filed a motion for a preliminary injunction enjoining the states from enforcing the allegedly discriminatory payment provisions against it during the pendency of the action. In January 2009, the district court dismissed the complaint and denied plaintiff’s request for preliminary injunctive relief. In January 2010, the court entered final judgment dismissing the case. Plaintiff has appealed this decision to the United States Court of Appeals for the Sixth Circuit.

Without naming PM USA or any other private party as a defendant, NPMs and/or their distributors or customers have filed several legal challenges to the MSA and related legislation. New York state officials are defendants in a lawsuit (Freedom Holdings) filed in the United States District Court for the Southern District of New York in which cigarette importers allege that the MSA and/or related legislation violates federal antitrust laws and the Commerce Clause of the United States Constitution. In a separate proceeding pending in the same court (Pryor), plaintiffs assert the same theories against not only New York officials but also the Attorneys General for thirty other states. The United States Court of Appeals for the Second Circuit has held that the allegations in both actions, if proven, establish a basis for relief on antitrust and Commerce Clause grounds and that the trial courts in New York have personal jurisdiction sufficient to enjoin other states’ officials from enforcing their MSA-related legislation. On remand in Freedom Holdings, the trial court granted summary judgment for the New York officials and lifted a preliminary injunction against New York officials’ enforcement against plaintiffs of the state’s “allocable share” amendment to the MSA’s Model Escrow Statute. The United States Court of Appeals for the Second Circuit affirmed that decision on October 18, 2010. On remand in Pryor, the trial court held that plaintiffs are unlikely to succeed on the merits and refused to enjoin

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the enforcement of New York’s allocable share amendment to the MSA’s Model Escrow Statute. That decision was affirmed by the United States Court of Appeals for the Second Circuit. The parties in that case have filed cross-motions for summary judgment, and the trial court heard oral argument on those motions in April 2010.

In another action (Xcaliber), the United States Court of Appeals for the Fifth Circuit reversed a trial court’s dismissal of challenges to MSA-related legislation in Louisiana under the First and Fourteenth Amendments to the United States Constitution. On remand in that case, and in another case filed against the Louisiana Attorney General (S&M Brands), trial courts have granted summary judgment for the Louisiana Attorney General. The United States Court of Appeals for the Fifth Circuit affirmed those judgments in decisions issued on July 15, 2010 and August 10, 2010.

In addition, the United States Courts of Appeals for the Sixth, Eighth, Ninth and Tenth Circuits have affirmed dismissals or grants of summary judgment in favor of state officials in four other cases asserting antitrust and constitutional challenges to the allocable share amendment legislation in those states.

Another proceeding (Grand River) has been initiated before an international arbitration tribunal under the provisions of the North American Free Trade Agreement. A hearing on the merits concluded in February 2010. A decision is pending.

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

In August 2006, the federal trial court entered judgment in favor of the government. The court held that certain defendants, including Altria Group, Inc. and PM USA, violated RICO and engaged in 7 of the 8 “sub-schemes” to defraud that the government had alleged. Specifically, the court found that:

—	defendants falsely denied, distorted and minimized the significant adverse health consequences of smoking;

—	defendants hid from the public that cigarette smoking and nicotine are addictive;

—	defendants falsely denied that they control the level of nicotine delivered to create and sustain addiction;

—	defendants falsely marketed and promoted “low tar/light” cigarettes as less harmful than full-flavor cigarettes;

—	defendants falsely denied that they intentionally marketed to youth;

—	defendants publicly and falsely denied that ETS is hazardous to non-smokers; and

—	defendants suppressed scientific research.

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

In May 2009 a three judge panel of the Court of Appeals for the District of Columbia Circuit issued a per curiam decision largely affirming the trial court’s judgment against defendants and in favor of the government. Although the panel largely affirmed the remedial order that was issued by the trial court, it vacated the following aspects of the order:

—	its application to defendants’ subsidiaries;

—	the prohibition on the use of express or implied health messages or health descriptors, but only to the extent of extraterritorial application;

—	its point-of-sale display provisions; and

—	its application to Brown & Williamson Holdings.

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

In July 2009, defendants filed petitions for a rehearing before the panel and for a rehearing by the entire Court of Appeals. Defendants also filed a motion to vacate portions of the trial court’s judgment on the grounds of mootness because of the passage of legislation granting FDA broad authority over the regulation of tobacco products. In September 2009, the Court of Appeals entered three per curiam rulings. Two of them denied defendants’ petitions for panel rehearing or for rehearing en banc. In the third per curiam decision, the Court of Appeals denied defendants’ suggestion of mootness and motion for partial vacatur. In September 2009, defendants petitioned the Court of Appeals to issue a stay of its mandate pending the filing and disposition of petitions for writs of certiorari to the United States Supreme Court. In October 2009, the Court of Appeals granted the motion in part, staying the issuance of the mandate until December 2009. In December 2009, the Court of Appeals extended the stay of the mandate through the Supreme Court’s final disposition of defendants’ certiorari petitions. In February 2010, PM USA and Altria Group, Inc. filed their certiorari petitions with the United States Supreme Court. In addition, the federal government and the intervenors filed their own certiorari petitions, asking the court to reverse an earlier Court of Appeals decision and hold that civil RICO allows the trial court to order disgorgement as well as other equitable relief, such as smoking cessation remedies, designed to redress continuing consequences of prior RICO violations. In June 2010, the United States Supreme Court denied all of the parties’ petitions. On July 7, 2010, the Court of Appeals issued its mandate lifting the stay of the trial court’s judgment and remanding the case to the trial court.

As a result of the mandate, except for those matters remanded to the trial court for further proceedings, defendants are now subject to the injunction discussed above and the other elements of the trial court’s judgment. On September 15, 2010, the trial court held a status conference to hear the parties’ preliminary views regarding the remaining issues to be addressed on remand. After the conference, the trial court issued an order

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

requesting that the parties submit a detailed status report by November 24, 2010. A subsequent status conference is scheduled for December 20, 2010.

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury, and damages, the statute of limitations, express preemption by the Federal Cigarette Labeling and Advertising Act (“FCLAA”) and implied preemption by the policies and directives of the FTC, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of October 25, 2010, a total of twenty-nine such cases were pending in the United States. Fifteen of these cases were pending in a multidistrict litigation proceeding in a single U.S. federal court as discussed below. These cases were pending in various U.S. state courts. In addition, a purported “Lights” class action is pending against PM USA in Israel. Other entities have stated that they are considering filing such actions against Altria Group, Inc. and PM USA.

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

Certain Developments Since December 2008 Good Decision

Since the December 2008 U.S. Supreme Court decision in Good, and through October 25, 2010, twenty-three “Lights” class actions were served upon PM USA and Altria Group, Inc. These twenty-three cases were filed in 15 states and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A number of “Lights” class actions have been transferred and consolidated by the Judicial Panel on Multidistrict Litigation (“JPMDL”) before the U.S. District Court for the District of Maine for pretrial proceedings (“MDL proceeding”). As of October 25, 2010, fifteen cases against Altria Group, Inc. and/or PM USA were pending in or awaiting transfer to the MDL proceeding. These cases, and the states in which each originated, are: Biundo (Illinois), Corse (Tennessee), Domaingue (New York), Good (Maine), Haubrich (Pennsylvania), Mirick (Mississippi), Mulford (New Mexico), Parsons (District of Columbia), Phillips (Ohio), Slater (District of Columbia), Tang (New York), Tyrer (California), Watson (Arkansas), Williams (Arkansas) and Wyatt (formerly Nikolic) (Wisconsin).

In November 2009, plaintiffs in the MDL proceeding filed a motion seeking collateral estoppel effect from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above), which motion was denied in March 2010. In January 2010, PM USA filed a motion for summary judgment regarding plaintiffs’ claims for purchases made after December 1, 2002. In March 2010, PM USA filed additional summary judgment motions, and plaintiffs filed a motion for class certification. In May 2010, and on July 26, 2010 and September 16, 2010, the district court denied all of PM USA’s summary judgment motions. The court has not yet ruled on plaintiff’s motion for class certification. Argument was held on July 21, 2010.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In Cleary, which was pending in an Illinois federal court, the district court dismissed plaintiffs’ “Lights” claims against one defendant and denied plaintiffs’ request to remand the case to state court. In September 2009, the court issued its ruling on PM USA’s and the remaining defendants’ motion for summary judgment as to all “Lights” claims. The court granted the motion as to all defendants except PM USA. As to PM USA, the court granted the motion as to all “Lights” and other low tar brands other than Marlboro Lights. As to Marlboro Lights, the court ordered briefing on why the 2002 state court order dismissing the Marlboro Lights claims should not be vacated based upon Good. In January 2010, the court vacated the previous dismissal. In February 2010, the court granted summary judgment in favor of defendants as to all claims except for the Marlboro Lights claims, based on the statute of limitations and deficiencies relating to the named plaintiffs. In June 2010, the court granted summary judgment in favor of all defendants on all remaining claims, dismissing the case. On July 20, 2010, plaintiffs filed a motion for reconsideration with the district court, which was denied on July 23, 2010. On August 20, 2010, plaintiffs filed an appeal with the United States Court of Appeals for the Seventh Circuit.

Other Developments

In December 2009, the state trial court in the Holmes case (pending in Delaware), denied PM USA’s motion for summary judgment based on an exemption provision in the Delaware Consumer Fraud Act.

In June 2007, the United States Supreme Court reversed the lower court rulings in the Watson case that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendant’s contention that the case must be tried in federal court under the “federal officer” statute. The case was removed to federal court in Arkansas and the case was transferred to the MDL proceeding discussed above. On October 18, 2010, the JPMDL denied plaintiffs’ motion to remand the case to state court and to vacate the transfer order.

In New Hampshire (Lawrence), plaintiffs have petitioned the state trial court to certify a class. Argument was held on September 14, 2010.

The Price Case

Trial in the Price case commenced in state court in Illinois in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In connection with the judgment, PM USA deposited into escrow various forms of collateral, including cash and negotiable instruments. In December 2005, the Illinois Supreme Court issued its judgment, reversing the trial court’s judgment in favor of the plaintiffs and directing the trial court to dismiss the case. In May 2006, the Illinois Supreme Court denied plaintiffs’ motion for re-hearing, in November 2006, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari and, in December 2006, the Circuit Court of Madison County enforced the Illinois Supreme Court’s mandate and dismissed the case with prejudice. In January 2007, plaintiffs filed a motion to vacate or withhold judgment based upon the United States Supreme Court’s grant of the petition for writ of certiorari in Watson (described below). In May 2007, PM USA filed applications for a writ of mandamus or a supervisory order with the Illinois Supreme Court seeking an order compelling the lower courts to deny plaintiffs’ motion to vacate and/or withhold judgment. In August 2007, the Illinois Supreme Court granted PM USA’s motion for supervisory order and the trial court dismissed plaintiff’s motion to vacate or withhold judgment. The collateral that PM USA deposited into escrow after the initial 2003 judgment was released and returned to PM USA.

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

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in Massachusetts (Aspinall), Minnesota (Curtis), and Missouri (Larsen, formerly Craft). Significant developments in these cases include:

—

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

—

Curtis: In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order. In October 2009, the trial court denied plaintiffs’ motion for partial summary judgment, filed in February 2009, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). In October 2009, the trial court granted PM USA’s motion for partial summary judgment, filed in August 2009, as to all consumer protection counts and, in December 2009, dismissed the case in its entirety. Both sides have appealed to the Minnesota Court of Appeals. Argument was heard on October 7, 2010.

—

Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiff’s motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995 – 2003. In January 2010, PM USA filed a motion for partial summary judgment regarding plaintiffs’ request for punitive damages, which motion was denied on June 28, 2010. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). Argument was held on July 27, 2010. Also on July 27, 2010, the parties stipulated to the dismissal of Altria Group, Inc. as a defendant in the case. PM USA remains a defendant. The case is tentatively set for trial in September 2011.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Certain Other Tobacco-Related Litigation

Tobacco Price Cases: As of October 25, 2010, one case remains pending in Kansas (Smith) in which plaintiffs allege that defendants, including PM USA and Altria Group, Inc., conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs’ motion for class certification has been granted. No trial date has been set. In June 2006, defendants’ motion for summary judgment was granted in a similar case filed in New Mexico (Romero). In November 2008, the New Mexico Court of Appeals reversed the trial court decision granting summary judgment as to certain defendants, including PM USA. In February 2009, the New Mexico Supreme Court granted the petition for writ of certiorari filed by PM USA and other defendants. In June 2010, the New Mexico Supreme Court reversed the decision of the New Mexico Court of Appeals and affirmed the district court’s grant of summary judgment to the defendants. The litigation in Romero has now concluded.

Cases Under the California Business and Professions Code: In June 1997, a lawsuit (Brown) was filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2004, the trial court granted defendants’ motion for summary judgment as to plaintiffs’ claims attacking defendants’ cigarette advertising and promotion and denied defendants’ motion for summary judgment on plaintiffs’ claims based on allegedly false affirmative statements. Plaintiffs’ motion for rehearing was denied. In March 2005, the court granted defendants’ motion to decertify the class based on a California law, which inter alia limits the ability to bring a lawsuit to only those plaintiffs who have “suffered injury in fact” and “lost money or property” as a result of defendant’s alleged statutory violations (“Proposition 64”). In two July 2006 opinions, the California Supreme Court held Proposition 64 applicable to pending cases. Plaintiffs’ motion for reconsideration of the order that decertified the class was denied, and plaintiffs appealed. In September 2006, an intermediate appellate court affirmed the trial court’s order decertifying the class. In May 2009, the California Supreme Court reversed the trial court decision that was affirmed by the appellate court and remanded the case to the trial court. Defendants filed a rehearing petition in June 2009. In August 2009, the California Supreme Court denied defendants’ rehearing petition and issued its mandate. In March 2010, the trial court granted reconsideration of its September 2004 order granting partial summary judgment to defendants with respect to plaintiffs’ “Lights” claims on the basis of judicial decisions issued since its order was issued, including the United States Supreme Court’s ruling in Good, thereby reinstating plaintiffs’ “Lights” claims. Since the trial court’s prior ruling decertifying the class was reversed on appeal by the California Supreme Court, the parties and the court are treating all claims currently being asserted by the plaintiffs as certified, subject, however, to defendants’ challenge to the class representatives’ standing to assert their claims. On July 14, 2010, plaintiffs filed a motion seeking collateral estoppel effect from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). On September 8, 2010, plaintiffs filed a motion for preliminary resolution of legal issues regarding restitutionary relief. Argument on both motions is scheduled for November 3, 2010. The case is scheduled for trial in May 2011.

Ignition Propensity Cases: PM USA is currently a defendant in two wrongful death actions in which plaintiffs contend that fires caused by cigarettes led to other individuals’ deaths. In one case pending in federal court in Massachusetts (Sarro), the district court in August 2009 granted in part PM USA’s motion to dismiss, but ruled that two claims unrelated to product design could go forward. In January 2010, plaintiff filed a motion for reconsideration or to certify questions to the Massachusetts Supreme Judicial Court, which motion was denied in May 2010. In a Kentucky federal court case (Walker), the court dismissed plaintiffs’ claims in February 2009 and plaintiffs subsequently filed a notice of appeal. The appeal is pending before the United States Court of Appeals for the Sixth Circuit. Argument was held on October 13, 2010.

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

Third, UST and/or its tobacco subsidiaries has been named in a number of other individual tobacco and health suits. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction, and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. USSTC is currently named in an action in Florida (Vassallo) and in an action in Connecticut (Hill). USSTC has agreed to honor a $5 million settlement offer it made to the plaintiff in the Hill case before the January 2009 acquisition of UST by Altria Group, Inc. The settlement is subject to the approval of the trial court.

Certain Other Actions

IRS Challenges to PMCC Leases: The IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) in March 2006. The RAR disallowed tax benefits pertaining to certain PMCC LILO and SILO transactions, for the years 1996 through 1999. Altria Group, Inc. agreed with all conclusions of the RAR, with the exception of the disallowance of tax benefits pertaining to the LILO and SILO transactions. Altria Group, Inc. contests approximately $150 million of tax and net interest assessed and paid with regard to them.

In October 2006, Altria Group, Inc. filed a complaint in the United States District Court for the Southern District of New York to claim refunds on a portion of these tax payments and associated interest for the years 1996 and 1997. In July 2009, the jury returned a unanimous verdict in favor of the IRS and subsequently Altria Group, Inc. filed motions for judgment as a matter of law or, in the alternative, for a new trial. In March 2010, the court denied Altria Group, Inc.’s post-trial motions and, in April 2010, entered final judgment in favor of the IRS. Altria Group, Inc. filed an appeal with the United States Court of Appeals for the Second Circuit in June 2010.

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

In May 2010, Altria Group, Inc. executed a closing agreement with the IRS for the 2000-2003 years, which resolved various tax matters of Altria Group, Inc. and its former subsidiaries, with the exception of the LILO and SILO transactions. Altria Group, Inc. disputes the IRS’s disallowance of tax benefits related to the LILO and SILO transactions in the 2000-2003 years. Altria Group, Inc. intends to file a claim for refund of approximately $945 million of tax and associated interest paid on July 20, 2010 in connection with the closing agreement, with respect to the LILO and SILO transactions that PMCC entered into during the 1996-2003 years. If the IRS disallows the claim, as anticipated, Altria Group, Inc. intends to commence litigation in federal court. Altria Group, Inc. and the IRS agreed that, with the exception of the LILO and SILO transactions, the tax treatment reported by Altria Group, Inc. on its consolidated tax returns for the 2000-2003 years, as amended by the agreed-upon adjustments in the closing agreement, is appropriate and final. The IRS may not assess against Altria Group, Inc. any further taxes or additions to tax (including penalties) with respect to these years.

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

As of September 30, 2010, the LILO and SILO transactions represented approximately 41% of the Net Finance Assets of PMCC’s lease portfolio. PMCC has not entered into any LILO or SILO transactions since 2003.

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

In December 2009, the court granted in part and denied in part defendants’ motion to dismiss plaintiffs’ complaint. In addition to dismissing certain claims made by plaintiffs for equitable relief under ERISA as to all defendants, the court dismissed claims alleging excessive administrative fees and mismanagement of company stock funds as to one of the Altria Group, Inc. defendants. In February 2010, the court granted a joint

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

stipulation dismissing the fee and stock fund claims without prejudice as to the remaining defendants, including Altria Corporate Services, Inc. Accordingly, the only claim remaining at this time relates to the alleged negligence of plan fiduciaries for including the Growth Equity Fund and Balanced Fund as Kraft Thrift Plan investment options. Plaintiffs filed a motion for class certification in March 2010, which the court granted on August 26, 2010.

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

Guarantees

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At September 30, 2010, subsidiaries of Altria Group, Inc. were also contingently liable for $23 million of guarantees related to their own performance, consisting primarily of surety bonds. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI, entered into as a result of the PMI spin-off, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at September 30, 2010 as the fair value of this indemnification is insignificant.

As more fully discussed in Note 13. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities and borrowings under its revolving credit agreements and commercial paper program.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Redeemable Noncontrolling Interest

In September 2007, UST completed the acquisition of Stag’s Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which UST holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars, UST entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require UST to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori’s initial investment of $27 million. The put arrangement became exercisable on September 11, 2010 and has no expiration date. As of September 30, 2010, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized in the condensed consolidated balance sheet for the put arrangement.

The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because redemption is outside of the control of UST. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section in the condensed consolidated balance sheet at September 30, 2010.

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

At September 30, 2010, the respective principal wholly-owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

The following sets forth the condensed consolidating balance sheets as of September 30, 2010 and December 31, 2009, condensed consolidating statements of earnings for the nine and three months ended September 30, 2010 and 2009, and condensed consolidating statements of cash flows for the nine months ended September 30, 2010 and 2009 for Altria Group, Inc., PM USA and Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the SEC interpretation and application of Rule 3-10 of SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets

September 30, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Consumer products
Cash and cash equivalents	$1,677	$-	$23	$-	$1,700

Receivables, net	11	9	62		82

Inventories:
Leaf tobacco		505	329		834
Other raw materials		135	34		169
Work in process		7	218		225
Finished product		125	265		390

		772	846		1,618

Due from Altria Group, Inc. and subsidiaries	626	2,393	1,348	(4,367)
Deferred income taxes	27	1,256		(19)	1,264
Other current assets	32	650	160		842

Total current assets	2,373	5,080	2,439	(4,386)	5,506

Property, plant and equipment, at cost	2	3,765	1,410		5,177
Less accumulated depreciation	2	2,331	422		2,755

		1,434	988		2,422

Goodwill			5,174		5,174
Other intangible assets, net		2	12,120		12,122
Investment in SABMiller	5,374				5,374
Investment in consolidated subsidiaries	5,979	321		(6,300)
Due from Altria Group, Inc. and subsidiaries	8,000			(8,000)
Other assets	1,515	625	95	(398)	1,837

Total consumer products assets	23,241	7,462	20,816	(19,084)	32,435

Financial services
Finance assets, net			4,647		4,647
Due from Altria Group, Inc. and subsidiaries			650	(650)
Other assets			28		28

Total financial services assets			5,325	(650)	4,675

TOTAL ASSETS	$23,241	$7,462	$26,141	$(19,734)	$37,110

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets (Continued)

September 30, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
LIABILITIES
Consumer products
Accounts payable	$13	$159	$148	$-	$320
Accrued liabilities:
Marketing		454	30		484
Taxes, except income taxes		115	17		132
Employment costs	27	7	146		180
Settlement charges		3,221	5		3,226
Other	328	569	333	(19)	1,211
Dividends payable	796				796
Due to Altria Group, Inc. and subsidiaries	3,136	249	1,632	(5,017)

Total current liabilities	4,300	4,774	2,311	(5,036)	6,349
Long-term debt	11,295		899		12,194
Deferred income taxes	1,885		3,292	(398)	4,779
Accrued pension costs	193		950		1,143
Accrued postretirement health care costs		1,525	848		2,373
Due to Altria Group, Inc. and subsidiaries			8,000	(8,000)
Other liabilities	418	365	177		960

Total consumer products liabilities	18,091	6,664	16,477	(13,434)	27,798

Financial services
Deferred income taxes			3,992		3,992
Other liabilities			135		135

Total financial services liabilities			4,127		4,127

Total liabilities	18,091	6,664	20,604	(13,434)	31,925

Contingencies

Redeemable noncontrolling interest			33		33

STOCKHOLDERS’ EQUITY
Common stock	935		9	(9)	935
Additional paid-in capital	5,760	408	6,660	(7,068)	5,760
Earnings reinvested in the business	23,334	672	235	(907)	23,334
Accumulated other comprehensive losses	(1,369)	(282)	(1,402)	1,684	(1,369)
Cost of repurchased stock	(23,510)				(23,510)

Total stockholders’ equity attributable to Altria Group, Inc.	5,150	798	5,502	(6,300)	5,150

Noncontrolling interests			2		2

Total stockholders’ equity	5,150	798	5,504	(6,300)	5,152

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,241	$7,462	$26,141	$(19,734)	$37,110

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Nine Months Ended September 30, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$16,405	$2,051	$(20)	$18,436
Cost of sales		5,308	531	(20)	5,819
Excise taxes on products		5,431	252		5,683

Gross profit		5,666	1,268		6,934
Marketing, administration and research costs	90	1,635	258		1,983
Reduction of Kraft and PMI tax-related receivables	169				169
Asset impairment and exit costs		28	3		31
Amortization of intangibles			16		16

Operating (expense) income	(259)	4,003	991		4,735
Interest and other debt expense, net	411	4	441		856
Earnings from equity investment in SABMiller	(437)				(437)

(Loss) earnings before income taxes and equity earnings of subsidiaries	(233)	3,999	550		4,316
(Benefit) provision for income taxes	(285)	1,411	203		1,329
Equity earnings of subsidiaries	2,934	31		(2,965)

Net earnings	2,986	2,619	347	(2,965)	2,987
Net earnings attributable to noncontrolling interests			(1)		(1)

Net earnings attributable to Altria Group, Inc.	$2,986	$2,619	$346	$(2,965)	$2,986

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Nine Months Ended September 30, 2009

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net revenues	$-	$15,549	$1,993	$-	$17,542
Cost of sales		5,465	476		5,941
Excise taxes on products		4,631	187		4,818

Gross profit		5,453	1,330		6,783
Marketing, administration and research costs	155	1,608	355		2,118
Reduction of Kraft tax-related receivable	88				88
Exit costs		86	213		299
Amortization of intangibles		8	8		16

Operating (expense) income	(243)	3,751	754		4,262
Interest and other debt expense (income), net	445	(3)	460		902
Earnings from equity investment in SABMiller	(442)				(442)

(Loss) earnings before income taxes and equity earnings of subsidiaries	(246)	3,754	294		3,802
(Benefit) provision for income taxes	(256)	1,497	79		1,320
Equity earnings of subsidiaries	2,471			(2,471)

Net earnings	2,481	2,257	215	(2,471)	2,482
Net earnings attributable to noncontrolling interests			(1)		(1)

Net earnings attributable to Altria Group, Inc.	$2,481	$2,257	$214	$(2,471)	$2,481

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Three Months Ended September 30, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$5,716	$693	$(7)	$6,402
Cost of sales		1,813	179	(7)	1,985
Excise taxes on products		1,853	88		1,941

Gross profit		2,050	426		2,476
Marketing, administration and research costs	30	589	72		691
Exit costs		3			3
Amortization of intangibles			6		6

Operating (expense) income	(30)	1,458	348		1,776
Interest and other debt expense (income), net	134	(3)	148		279
Earnings from equity investment in SABMiller	(186)				(186)

Earnings before income taxes and equity earnings of subsidiaries	22	1,461	200		1,683
(Benefit) provision for income taxes	(30)	509	73		552
Equity earnings of subsidiaries	1,079	10		(1,089)

Net earnings attributable to Altria Group, Inc.	$1,131	$962	$127	$(1,089)	$1,131

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Three Months Ended September 30, 2009

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net revenues	$-	$5,626	$674	$-	$6,300
Cost of sales		1,862	171		2,033
Excise taxes on products		1,899	83		1,982

Gross profit		1,865	420		2,285
Marketing, administration and research costs	34	578	51		663
Reduction of Kraft tax-related receivable	88				88
Exit costs		52	81		133
Amortization of intangibles		3	4		7

Operating (expense) income	(122)	1,232	284		1,394
Interest and other debt expense, net	128		151		279
Earnings from equity investment in SABMiller	(119)				(119)

(Loss) earnings before income taxes and equity earnings of subsidiaries	(131)	1,232	133		1,234
(Benefit) provision for income taxes	(188)	540			352
Equity earnings of subsidiaries	825			(825)

Net earnings attributable to Altria Group, Inc.	$882	$692	$133	$(825)	$882

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(606)	$1,933	$395	$-	$1,722

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Consumer products
Capital expenditures		(30)	(86)		(116)
Other		2	78		80
Financial services
Proceeds from finance assets			119		119

Net cash (used in) provided by investing activities		(28)	111		83

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Consumer products
Long-term debt issued	1,007				1,007
Long-term debt repaid	(775)				(775)
Dividends paid on common stock	(2,165)				(2,165)
Issuance of common stock	89				89
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(400)	636	(236)
Financing fees and debt issuance costs	(6)				(6)
Cash dividends received from/(paid by) subsidiaries	2,616	(2,470)	(146)
Other	55	(71)	(110)		(126)

Net cash provided by (used in) financing activities	421	(1,905)	(492)		(1,976)

Cash and cash equivalents:
(Decrease) increase	(185)	-	14	-	(171)
Balance at beginning of period	1,862		9		1,871

Balance at end of period	$1,677	$-	$23	$-	$1,700

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2009

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(187)	$2,249	$(55)	$-	$2,007

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Consumer products
Capital expenditures		(106)	(66)		(172)
Acquisition of UST, net of acquired cash			(10,244)		(10,244)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(6,000)		6,000
Other		(5)	(42)		(47)
Financial services
Investment in finance assets			(9)		(9)
Proceeds from finance assets			767		767

Net cash used in investing activities	(6,000)	(111)	(3,594)		(9,705)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Consumer products
Net repayment of short-term borrowings			(205)		(205)
Long-term debt issued	4,221				4,221
Long-term debt repaid		(135)	(240)		(375)
Financial services
Long-term debt repaid			(500)		(500)

Dividends paid	(1,987)				(1,987)
Issuance of common stock	57				57
Financing fees and debt issuance costs	(132)				(132)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(5,907)	983	4,924
Cash dividends received from/(paid by) subsidiaries	3,011	(2,875)	(136)
Other	22	(111)	(178)		(267)

Net cash (used in) provided by financing activities	(715)	(2,138)	3,665		812

Cash and cash equivalents:
(Decrease) increase	(6,902)	-	16	-	(6,886)
Balance at beginning of period	7,910	1	5		7,916

Balance at end of period	$1,008	$1	$21	$-	$1,030

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14. Recent Accounting Guidance Not Yet Adopted:

On July 21, 2010 the FASB issued authoritative guidance that will require expanded disclosures related to the credit quality of financing receivables and the related allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Disclosures for earlier periods presented for comparative purposes are encouraged, but are not required at initial adoption. Altria Group, Inc. will comply with the applicable disclosure requirements as they relate to PMCC’s finance assets, net.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

At September 30, 2010, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; UST LLC (“UST”), which through its subsidiaries is engaged in the manufacture and sale of smokeless products and wine; and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 27.1% economic and voting interest in SABMiller plc (“SABMiller”) at September 30, 2010. Altria Group, Inc.’s access to the operating cash flows of its subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries.

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

Consolidated Results of Operations for the Nine Months Ended September 30, 2010 – The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the nine months ended September 30, 2010, from the nine months ended September 30, 2009, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)

For the nine months ended September 30, 2009	$ 2,481	$ 1.19

2009 Exit, implementation and integration costs	279	0.14
2009 UST acquisition-related costs	126	0.06
2009 SABMiller special items	(16)	(0.01)
2009 Tax items	(31)	(0.01)

Subtotal 2009 items	358	0.18

2010 Asset impairment, exit, implementation and integration costs	(75)	(0.04)
2010 UST acquisition-related costs	(9)
2010 SABMiller special items	(55)	(0.03)
2010 Tax items	79	0.04

Subtotal 2010 items	(60)	(0.03)

Greater shares outstanding		(0.01)
Change in tax rate	66	0.03
Operations	141	0.07

For the nine months ended September 30, 2010	$ 2,986	$ 1.43

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations – The increase of $141 million shown in the table above was due primarily to the following:

•	Higher income from the cigarettes and smokeless products segments; and

•	Higher earnings from Altria Group, Inc.’s equity investment in SABMiller (after excluding the impact of the SABMiller special items);

partially offset by:

•	Lower income from the financial services segment; and

•	Higher interest expense (after excluding the 2009 financing fees) due to the issuance of senior unsecured long-term notes in February 2009 related to financing for the acquisition of UST.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Results of Operations for the Three Months Ended September 30, 2010 – The changes in Altria Group, Inc.’s net earnings and diluted EPS attributable to Altria Group, Inc. for the three months ended September 30, 2010, from the three months ended September 30, 2009, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)

For the three months ended September 30, 2009	$ 882	$ 0.42

2009 Exit, implementation and integration costs	117	0.06
2009 UST acquisition-related costs	5
2009 SABMiller special items	25	0.01
2009 Tax items	(31)	(0.01)

Subtotal 2009 items	116	0.06

2010 Exit, implementation and integration costs	(16)	(0.01)
2010 UST acquisition-related costs	(3)
2010 SABMiller special items	(14)
2010 Tax items	33	0.01

Subtotal 2010 items	-	-

Change in tax rate	16	0.01
Operations	117	0.05

For the three months ended September 30, 2010	$ 1,131	$ 0.54

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations – The increase of $117 million shown in the table above was due primarily to the following:

•	Higher income from the cigarettes and smokeless products segments; and

•	Higher earnings from Altria Group, Inc.’s equity investment in SABMiller;

partially offset by:

•	Lower income from the financial services segment.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2010 Forecasted Results – In October 2010, Altria Group, Inc. raised its 2010 full-year guidance for reported diluted EPS from a range of $1.81 to $1.85 to a range of $1.83 to $1.87, reflecting tax benefits from the reversal of tax reserves and associated interest related to the closure of state audits and expiration of statutes of limitations. This forecast includes estimated charges of $0.04 per share, as detailed in the table below, as compared with 2009 full-year reported diluted EPS of $1.54, which included $0.21 per share of net charges, as detailed in the table below. In October 2010, Altria Group, Inc. reaffirmed that its expected 2010 full-year adjusted diluted EPS, which excludes the charges in the table below, represents a forecasted growth rate of 7% to 9% over 2009 full-year adjusted diluted EPS. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Net Charges Included In Reported Diluted EPS

	2010	2009

Asset impairment, exit, implementation and integration costs	$0.04	$0.19
UST acquisition-related costs	0.01	0.06
SABMiller special items	0.03
Tax items	(0.04)	(0.04)

	$0.04	$0.21

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

Discussion and Analysis

Consolidated Operating Results

See pages 111 – 115 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009
	(in millions)

Net revenues:
Cigarettes	$ 16,441	$ 15,546	$5,729	$5,626
Smokeless products	1,160	1,023	389	352
Cigars	437	386	147	153
Wine	308	271	107	102
Financial services	90	316	30	67

Net revenues	$ 18,436	$17,542	$6,402	$6,300

Excise taxes on products:
Cigarettes	$ 5,431	$ 4,631	$1,853	$1,899
Smokeless products	79	62	26	26
Cigars	160	114	57	54
Wine	13	11	5	3

Excise taxes on products	$ 5,683	$ 4,818	$1,941	$1,982

Operating income:
Operating companies income:
Cigarettes	$ 4,213	$ 3,902	$1,533	$1,333
Smokeless products	586	302	210	127
Cigars	146	139	43	49
Wine	31	22	12	12
Financial services	87	260	27	57
Amortization of intangibles	(16)	(16)	(6)	(7)
General corporate expenses	(142)	(138)	(43)	(35)
Reduction of Kraft and PMI tax-related receivables	(169)	(88)		(88)
UST acquisition-related transaction costs		(60)
Corporate exit costs	(1)	(61)		(54)

Operating income	$ 4,735	$ 4,262	$1,776	$1,394

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

The following events that occurred during the nine and three months ended September 30, 2010 and 2009, affected the comparability of statement of earnings amounts.

•

Asset Impairment, Exit, Implementation and Integration Costs – For the nine and three months ended September 30, 2010 and 2009, pre-tax asset impairment, exit, implementation and integration costs consisted of the following:

	For the Nine Months Ended September 30, 2010
	Asset Impairment and Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$ 28	$ 70	$ -	$ 98
Smokeless products	2		13	15
Cigars			1	1
Wine			2	2
General corporate	1			1

Total	$ 31	$ 70	$ 16	$ 117

	For the Nine Months Ended September 30, 2009
	Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$ 86	$ 94	$ -	$ 180
Smokeless products	146		33	179
Cigars			7	7
Wine	3		3	6
Financial services	3			3
General corporate	61			61

Total	$ 299	$ 94	$ 43	$ 436

	For the Three Months Ended September 30, 2010
	Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$ 3	$ 21	$ -	$ 24
Smokeless products			2	2
Wine			1	1

Total	$ 3	$ 21	$ 3	$ 27

	For the Three Months Ended September 30, 2009
	Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$ 52	$ 44	$ -	$ 96
Smokeless products	23		5	28
Wine	1		1	2
Financial services	3			3
General corporate	54			54

Total	$ 133	$ 44	$ 6	$ 183

For further details on asset impairment, exit, implementation and integration costs, see Note 3. Asset Impairment, Exit, Implementation and Integration Costs to the condensed consolidated financial statements (“Note 3”).

Altria Group, Inc. continues to have company-wide cost management programs, which include the largely completed restructuring programs discussed in Note 3. For the nine and three months ended September 30, 2010, Altria Group, Inc. achieved $252 million and $80 million, respectively, in cost savings for a total cost savings of $1,290 million since January 1, 2007. Altria Group, Inc. expects to achieve approximately $210 million in additional cost savings by the end of 2011, for total anticipated cost reductions of $1.5 billion versus 2006, as shown in the table below.

Cost Reduction Initiatives
Cost Savings Achieved
	For the Years Ended December 31, 2007, 2008 and 2009	For the Nine Months Ended September 30, 2010	Additional Cost Savings Expected by the End of 2011	Total Cost Savings Expected
(in millions)
General corporate expense and selling, general and administrative	$ 1,038	$ 97	$ 165	$ 1,300
Manufacturing optimization program		155	45	200

Total cost reduction initiatives	$ 1,038	$ 252	$ 210	$ 1,500

Altria Group, Inc. expects to generate an estimated $300 million in UST integration cost savings by the end of 2011. These integration cost savings are primarily included in the “General corporate expense and selling, general and administrative” line item above.

PM USA’s manufacturing optimization program, as discussed in Note 3, is expected to entail capital expenditures of approximately $210 million. Capital expenditures for the program of $3 million and $1 million were made during the nine and three months ended September 30, 2010, respectively, for a total of $210 million since the inception of the program in 2007.

Altria Group, Inc. had a severance liability balance of $61 million at September 30, 2010 related to its restructuring programs, which is expected to be substantially paid out by the end of 2011.

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

¡	Cost of sales as shown in the table below, relating to the fair value purchase accounting adjustment of UST’s inventory at the acquisition date that was sold during the periods:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Smokeless products	$ 2	$ 14	$ 1	$ 1
Wine	13	15	4	5

Total	$ 15	$ 29	$ 5	$ 6

¡

Financing fees of $87 million incurred in the first quarter of 2009, for borrowing facilities related to the acquisition of UST. These amounts are included in interest and other debt expense, net on Altria Group, Inc.’s condensed consolidated statements of earnings.

•

SABMiller Special Items – Altria Group, Inc.’s earnings from its equity investment in SABMiller for the nine months ended September 30, 2010 included costs for SABMiller’s transaction to promote sustainable economic and social development in South Africa, and costs for SABMiller’s “business capability programme”. Altria Group, Inc.’s earnings from its equity investment in SABMiller for the nine months ended September 30, 2009 included gains on the issuance of 60 million shares of common stock by SABMiller in connection with its acquisition of the remaining noncontrolling interest in its Polish subsidiary, partially offset by intangible asset impairment charges and costs for SABMiller’s “business capability programme.” Altria Group, Inc.’s earnings from its equity investment in SABMiller for the three months ended September 30, 2010 and 2009 included costs for the “business capability programme.”

•

Income Taxes – The income tax rate of 30.8% for the nine months ended September 30, 2010 decreased 3.9 percentage points from 34.7% for the nine months ended September 30, 2009. The decrease for the nine months was due primarily to the higher reversal of tax reserves and associated interest in 2010 following the resolution of various tax matters arising out of the 2000-2003 Internal Revenue Service (“IRS”) and various state audits, and the expiration of statutes of limitations, as well as an increase in the domestic manufacturing deduction, effective January 1, 2010. The income tax rate of 32.8% for the three months ended September 30, 2010 increased 4.3 percentage points from 28.5% for the three months ended September 30, 2009. The increase for the three months was due primarily to the reversal of tax reserves and associated interest in 2009 following the resolution of certain Kraft Foods Inc. (“Kraft”) tax matters arising out of the 2000-2003 IRS audit, partially offset by an increase in the domestic manufacturing deduction, effective January 1, 2010. For further discussion, see Note 11. Income Taxes to the condensed consolidated financial statements (“Note 11”).

Consolidated Results of Operations for the Nine Months Ended September 30, 2010

The following discussion compares consolidated operating results for the nine months ended September 30, 2010, with the nine months ended September 30, 2009.

Net revenues, which include excise taxes billed to customers, increased $894 million (5.1%), reflecting higher pricing related primarily to the April 1, 2009 federal excise tax (“FET”) increase on tobacco products and higher smokeless products volume, partially offset by lower cigarette volume and lower revenues from financial services.

Excise taxes on products increased $865 million (18.0%), due primarily to the impact of the FET increase, partially offset by lower cigarette volume.

Cost of sales decreased $122 million (2.1%), due primarily to lower cigarette volume, lower manufacturing costs and lower implementation costs, partially offset by higher per unit settlement charges and higher user fees imposed by the United States Food and Drug Administration (“FDA”).

Marketing, administration and research costs decreased $135 million (6.4%), due primarily to UST acquisition-related transaction costs during the first quarter of 2009, lower marketing, administration and research costs for the smokeless products segment reflecting the cost reduction initiatives discussed above, and lower integration costs.

Operating income increased $473 million (11.1%), due primarily to higher operating results from the cigarettes and smokeless products segments (which included lower asset impairment, exit, integration and implementation costs in 2010), UST acquisition-related transaction costs in 2009 and corporate exit costs in 2009. These increases were partially offset by lower operating results from the financial services segment as well as a higher reduction in tax-related receivables from Kraft and Philip Morris International Inc. (“PMI”). As discussed in Note 11, the reduction of the Kraft and PMI tax-related receivables was fully offset by a tax benefit associated with Kraft and PMI.

Interest and other debt expense, net, decreased $46 million (5.1%), due primarily to first quarter of 2009 financing fees of $87 million related to the acquisition of UST, partially offset by higher interest expense resulting from the issuance of senior unsecured long-term notes in February 2009 related to financing for the UST acquisition.

Earnings from Altria Group, Inc.’s equity investment in SABMiller decreased $5 million (1.1%), due to lower gains resulting from issuances of common stock by SABMiller, higher costs for SABMiller’s “business capability programme” and costs in 2010 for SABMiller’s transaction to promote sustainable economic and social development in South Africa, partially offset by intangible asset impairment charges in 2009 and higher ongoing equity earnings in 2010.

Altria Group, Inc.’s income tax rate decreased 3.9 percentage points to 30.8% for the nine months ended September 30, 2010 due primarily to the higher reversal of tax reserves and associated interest in 2010 following the resolution of various tax matters arising out of the 2000-2003 IRS and various state audits, and the expiration of statutes of limitations, as well as an increase in the domestic manufacturing deduction, effective January 1, 2010. For further discussion, see Note 11.

Net earnings attributable to Altria Group, Inc. of $2,986 million increased $505 million (20.4%), due primarily to higher operating income, a lower income tax rate, and lower interest and other debt expense, net. Diluted and basic EPS from net earnings attributable to Altria Group, Inc. of $1.43, increased by 20.2% and 19.2%, respectively.

Consolidated Results of Operations for the Three Months Ended September 30, 2010

The following discussion compares consolidated operating results for the three months ended September 30, 2010, with the three months ended September 30, 2009.

Net revenues, which include excise taxes billed to customers, increased $102 million (1.6%), due primarily to higher pricing on tobacco products and higher smokeless products volume, partially offset by lower cigarette volume and lower revenues from financial services.

Excise taxes on products decreased $41 million (2.1%), due primarily to lower cigarette volume.

Cost of sales decreased $48 million (2.4%), due primarily to lower cigarette volume, lower manufacturing costs and lower implementation costs, partially offset by higher per unit settlement charges and higher user fees imposed by the FDA.

Marketing, administration and research costs increased $28 million (4.2%), due primarily to higher general and administrative costs for the cigarettes segment.

Operating income increased $382 million (27.4%), due primarily to higher operating results from the cigarettes and smokeless products segments (which included lower exit, integration and implementation costs in 2010), the reduction in a tax-related receivable from Kraft in 2009 and corporate exit costs in 2009, partially offset by lower operating results from the financial services segment in 2010. As discussed in Note 11, the reduction of the Kraft tax-related receivable in 2009 was fully offset by a tax benefit associated with Kraft.

Earnings from Altria Group, Inc.’s equity investment in SABMiller increased $67 million (56.3%), due primarily to higher ongoing equity earnings in 2010 and lower costs for SABMiller’s “business capability programme.”

Altria Group, Inc.’s income tax rate increased 4.3 percentage points to 32.8% for the three months ended September 30, 2010. The increase was due primarily to the reversal of tax reserves and associated interest in 2009 following the resolution of certain Kraft tax matters arising out of the 2000-2003 IRS audit, partially offset by an increase in the domestic manufacturing deduction, effective January 1, 2010. For further discussion, see Note 11.

Net earnings attributable to Altria Group, Inc. of $1,131 million increased $249 million (28.2%), due primarily to higher operating income and higher earnings from Altria Group, Inc.’s equity investment in SABMiller. Diluted and basic EPS from net earnings attributable to Altria Group, Inc. of $0.54, increased by 28.6% and 25.6%, respectively.

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

•	competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation;

•	actual and proposed excise tax increases, as well as changes in tax structures and tax stamping requirements;

•	the sale of counterfeit tobacco products by third parties;

•	the sale of tobacco products by third parties over the Internet and by other means designed to avoid the collection of applicable taxes;

•	diversion into one market of products intended for sale in another;

•	price gaps and changes in price gaps between premium and lowest price brands;

•	the potential assertion of claims and other issues relating to contraband shipments of tobacco products;

•	governmental investigations;

•	governmental and private bans and restrictions on tobacco use;

•	governmental restrictions on the sale of tobacco products by certain retail establishments, the use of characterizing flavors and the sale of tobacco products in certain packing sizes;

•	the diminishing prevalence of cigarette smoking and increased efforts by tobacco control advocates to further restrict tobacco use;

•	governmental requirements setting ignition propensity standards for cigarettes;

•	potential adverse changes in tobacco leaf price, availability and quality; and

•	other actual and proposed tobacco product legislation and regulation.

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

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. For example, in 2009, the FET on cigarettes increased from 39 cents per pack to approximately $1.01 per pack and on July 1, 2010, the New York state excise tax increased $1.60 to $4.35 per pack. Between the end of 1998 and the end of 2009, the weighted year-end average state and certain local cigarette excise taxes increased from $0.36 to $1.26 per pack. As of October 25, 2010, six states enacted cigarette excise tax increases this year. This brings the weighted average of state and certain local excise taxes to $1.36 per pack.

Tax increases are expected to continue to have an adverse impact on sales of tobacco products by our tobacco subsidiaries, due to lower consumption levels and to a potential shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products.

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax results in cans of equal weight paying the same tax. As of October 25, 2010, twenty states, Washington, D.C. and Philadelphia, Pennsylvania have adopted, and nineteen states, Washington, D.C. and Philadelphia, Pennsylvania have implemented, a weight-based tax methodology for smokeless tobacco.

FDA Regulation

General

The FSPTCA provides the FDA with authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of cigarettes, cigarette tobacco and smokeless tobacco products and the authority to require disclosures of related information. The law also grants the FDA authority to extend its application, by regulation, to other tobacco products, including cigars. The FDA has indicated that regulation of cigars is on its agenda of items to consider for possible rule-making. Among other measures, this law:

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

PM USA and USSTC have raised with the FDA their concerns that certain of the voting members of the TPSAC have financial and other conflicts (including services as paid experts for plaintiffs in tobacco litigation) that could hamper the full and fair consideration of issues by the TPSAC and requested that their appointments be withdrawn. The FDA declined PM USA’s and USSTC’s requests, stating that the FDA had satisfied itself, after inquiry, that the TPSAC members did not have disqualifying conflicts of interest. The FDA stated further that it would continue to screen, in accordance with relevant statutory and regulatory provisions and FDA guidance, all TPSAC members for potential conflicts of interest for matters that the TPSAC would be considering. The FDA also has engaged two individuals to serve as consultants to a TPSAC subcommittee who also have served as paid experts for plaintiffs in tobacco litigation. PM USA and USSTC raised similar concerns related to the engagement of these individuals and the FDA similarly declined to terminate these engagements.

The TPSAC has commenced its review of the use of menthol in cigarettes. PM USA has submitted and presented to the TPSAC information concerning menthol cigarettes, including information related to research, development, marketing and sales practices. The FDA has requested that PM USA submit documents and further information in connection with the TPSAC’s development of its report and recommendations regarding menthol in cigarettes. PM USA has submitted documents and written information in response to the FDA’s request and presented information at public hearings. The TPSAC is expected to issue a report and recommendation to the FDA in March 2011 on the impact of the use of menthol in cigarettes on the public health.

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

Subject to the limitations imposed by the injunction in the Commonwealth Brands case described below, the Final Tobacco Marketing Rule took effect on June 22, 2010. At the time of the re-promulgation of the Final Tobacco Marketing Rule, the FDA also issued an advance notice of proposed rulemaking regarding the so-called “1000 foot rule”, which would establish restrictions on the placement of outdoor tobacco advertising in relation to schools and playgrounds. PM USA and USSTC submitted comments on this advance notice.

Since enactment, several lawsuits have been filed challenging various provisions of the FSPTCA, including its constitutionality and the scope of the FDA’s authority thereunder. Altria Group, Inc. and its tobacco subsidiaries and affiliates are not parties to any of these lawsuits. In January 2010, in one such challenge (Commonwealth Brands), the United States District Court of the Western District of Kentucky struck down as unconstitutional, and enjoined enforcement of, the portion of the 1996 Rule that bans the use of color and graphics in labels and advertising and claims implying that a tobacco product is safer because of FDA regulation. The parties have appealed. The FDA has indicated that it does not intend to enforce the ban on the use of color and graphics in labels and advertising for the duration of the injunction. It is not possible to predict the outcome of any such litigation or its effect on the extent of the FDA’s authority to regulate tobacco products.

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

In June 2010, the FDA issued a document request regarding recent changes to Marlboro Gold Pack cigarette packaging in connection with the FSPTCA’s ban of certain descriptors. PM USA has submitted documents in response to the FDA’s request.

The World Health Organization’s (“WHO’s”) Framework Convention on Tobacco Control (the “FCTC”): The FCTC entered into force in February 2005. As of October 25, 2010, 171 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the

FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things:

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

New York City has adopted an ordinance that prohibits the sale of certain flavored tobacco products other than cigarettes. This legislation could affect certain USSTC and Middleton products. The ordinance was scheduled to take effect in February 2010, but the City deferred enforcement pending final implementing regulations. The City has since published proposed regulations and the period for public comment has elapsed. Certain subsidiaries of USSTC have filed a lawsuit in federal court challenging the New York City legislation on several grounds, including federal preemption by the FSPTCA. In March 2010, the trial court denied plaintiffs’ motion for preliminary injunction against enforcement of the ordinance. USSTC and Middleton are complying with the ordinance pending resolution of the litigation.

Whether other states or localities will enact legislation in this area, and the precise nature of such legislation if enacted, cannot be predicted. See FDA Regulation above for a summary of the FSPTCA’s regulation of certain tobacco products with characterizing flavors.

State and Local Laws Imposing Certain Speech Requirements and Restrictions: In several jurisdictions, legislation or regulations have been enacted or proposed that would require the disclosure of health information separate from or in addition to federally-mandated health warnings or that would restrict commercial speech in certain respects. New York City has adopted a regulation requiring retailers selling tobacco products to display a sign, issued by the New York City Board of Health, containing graphic and textual warnings against smoking. In June 2010, PM USA and other plaintiffs filed a lawsuit in federal court challenging New York City’s graphic health warnings regulation and filed a motion seeking to preliminarily enjoin the regulation. The City filed a motion for summary judgment on August 13, 2010. Argument was held on October 20, 2010. The City has agreed not to enforce the regulation until the court rules on the preliminary injunction motion, or January 1, 2011, whichever comes first.

Tobacco Quota Buy-Out: In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. FETRA eliminated the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is approximately $9.5 billion and is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. The quota buy-out payments will offset already scheduled payments to the National Tobacco Grower Settlement Trust (the “NTGST”), a trust fund established in 1999 by the major domestic tobacco product manufacturers to provide aid to tobacco growers and quota holders. Absent the offset, the last quarterly payment to the NTGST would be due December 15, 2010. For a discussion of the impact of FETRA payments on Altria Group, Inc., see Debt and Liquidity. PM USA, Middleton and USSTC are subject to the requirements of FETRA. We do not anticipate that the quota buy-out will have a material adverse impact on our consolidated results in 2010 and beyond.

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

Reduced Cigarette Ignition Propensity Legislation: Legislation or regulation requiring cigarettes to meet reduced ignition propensity standards (first adopted by New York State in 2004) has been adopted in all states (Wyoming, the last state to adopt, is scheduled to implement the legislation as of July 1, 2011). PM USA has converted all cigarette production to cigarettes meeting reduced ignition propensity standards.

PM USA continues to support the enactment of federal legislation mandating a uniform and technically feasible national standard for reduced ignition propensity cigarettes that would preempt state standards that are different from the federal standard.

Illicit Trade: Altria Group, Inc. and its tobacco subsidiaries support appropriate regulations and enforcement measures to prevent illicit trade in tobacco products. For example, Altria Group, Inc.’s tobacco subsidiaries are engaged in a number of initiatives to help prevent trade in contraband tobacco products, including: enforcement of wholesale and retail trade programs and policies on trade in contraband tobacco products; engagement with and support of law enforcement and regulatory agencies; litigation to protect their trademarks; and support for a variety of federal and state legislative initiatives. Legislative initiatives to address trade in contraband tobacco products are designed to protect the legitimate channels of distribution, impose more stringent penalties for the violation of illegal trade laws and provide additional tools for law enforcement. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products are being considered by a number of jurisdictions. For example, in March 2010, the President signed into law the Prevent All Cigarette Trafficking (PACT) Act, which addresses illegal Internet sales by, among other things, imposing a series of restrictions and requirements on the delivery sale of cigarettes and smokeless tobacco products and makes such products non-mailable to consumers through the United States Postal Service, subject to limited exceptions. Certain Internet cigarette sellers have filed lawsuits challenging the constitutionality of this statute in the United States District Courts for the District of Columbia (in which case the court denied a motion for temporary restraining order and preliminary injunction), the Western District of New York (in which case the court granted plaintiffs’ motions for temporary restraining orders and motions for preliminary injunction are pending), and the Eastern District of Pennsylvania (in which a request for preliminary injunction is pending). Appeals in the District of Columbia and Western District of New York cases are pending.

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

Operating Results – Nine Months Ended September 30, 2010

The following discussion compares tobacco space operating results for the nine months ended September 30, 2010, with the nine months ended September 30, 2009.

	For the Nine Months Ended September 30,
	Net Revenues		Operating Companies Income
	2010	2009	2010	2009
		(in millions)
Cigarettes	$ 16,441	$ 15,546	$4,213	$ 3,902
Smokeless products	1,160	1,023	586	302
Cigars	437	386	146	139

Total tobacco space	$18,038	$16,955	$4,945	$4,343

Cigarettes segment. Net revenues, which include excise taxes billed to customers, increased $895 million (5.8%), reflecting higher pricing related primarily to the FET increase ($1,724 million), partially offset by lower volume.

Operating companies income increased $311 million (8.0%), due primarily to higher list prices ($659 million), lower asset impairment, exit and implementation costs primarily related to the closure of the Cabarrus, North Carolina manufacturing facility ($82 million), lower manufacturing costs and lower promotional allowances, partially offset by lower volume ($433 million), higher per unit settlement charges and higher FDA user fees.

Effective in the first quarter of 2010, PM USA revised its cigarettes segment reporting of volume and retail share results to reflect how management evaluates segment performance. PM USA is reporting volume and retail share performance as follows: Marlboro; Other Premium brands, such as Virginia Slims, Parliament and Benson & Hedges; and Discount brands, which include Basic and L&M, as well as other discount brands.

For the nine months ended September 30, 2010, PM USA’s domestic cigarette shipment volume declined 4.7% versus the prior-year period. After adjusting primarily for changes in trade inventories, PM USA’s domestic cigarette shipment volume for the nine months ended September 30, 2010 was estimated to be down approximately 6% versus the prior-year period. Total cigarette category volume was down an estimated 6% in the first nine months of 2010 versus the prior-year period when adjusted primarily for changes in trade inventories.

PM USA’s total premium (Marlboro and Other Premium brands) shipment volume decreased 3.9%. Marlboro shipment volume decreased 2.9 billion units (3.0%) to 92.7 billion units. In the Discount brands, PM USA’s shipment volume decreased 16.3% reflecting brand support strategies.

The following table summarizes cigarettes segment volume performance, which includes units sold, as well as promotional units, but excludes Puerto Rico, U.S. Territories, Overseas Military and Philip Morris Duty Free Inc.:

	Shipment Volume For the Nine Months Ended September 30,
	2010	2009
	(in billion units)
Marlboro	92.7	95.6
Other Premium	7.9	9.0
Discount	6.6	7.9

Total Cigarettes	107.2	112.5

For the nine months ended September 30, 2010, Marlboro’s retail share increased 0.8 share points versus the prior-year period to 42.7%. Total cigarettes segment retail share decreased 0.1 share point versus the prior-year period to 50.0%.

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

	Retail Share For the Nine Months Ended September 30,
	2010	2009
Marlboro	42.7%	41.9%
Other Premium	3.9	4.4
Discount	3.4	3.8

Total Cigarettes	50.0%	50.1%

PM USA executed the following pricing and promotional allowance actions:

•	Effective May 10, 2010, PM USA increased the list price on all of its cigarette brands by $0.08 per pack. In addition, PM USA cancelled its wholesale promotional allowance of $0.21 per pack on Basic.

•	Effective October 28, 2009, PM USA increased the list price on Marlboro, Basic and L&M by $0.06 per pack. In addition, PM USA increased the list price on all of its other brands by $0.08 per pack.

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

Smokeless products segment. Net revenues, which include excise taxes billed to customers, increased $137 million (13.4%), due primarily to higher volume ($155 million) and lower sales returns and promotional allowances, partially offset by list price reductions.

Operating companies income increased $284 million (94.0%), due primarily to lower exit, integration and UST acquisition-related costs ($176 million), higher volume ($124 million), lower marketing, administration and research costs reflecting cost savings, and lower sales returns and promotional allowances, partially offset by list price reductions and higher manufacturing costs.

For the nine months ended September 30, 2010, USSTC and PM USA’s combined domestic smokeless products shipment volume increased 15.6% versus the prior-year period, due primarily to category growth, retail share growth and trade inventory changes. After adjusting for trade inventory changes, USSTC and PM USA’s combined domestic smokeless products shipment volume for the nine months ended September 30, 2010 was estimated to be up approximately 10% versus the prior-year period. USSTC and PM USA believe that the smokeless category’s volume grew at an estimated rate of approximately 7% for the nine months ended September 30, 2010 versus the prior-year period.

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

If assumptions regarding these equivalent ratios change, it may result in a change to these reported results. The following table summarizes smokeless products segment volume performance (full nine month results):

	Shipment Volume For the Nine Months Ended September 30,
	2010	2009
	(cans and packs in millions)
Copenhagen	244.9	202.7
Skoal	208.7	198.7

Copenhagen and Skoal	453.6	401.4
Red Seal/Other	98.3	75.9

Total Smokeless products	551.9	477.3

USSTC and PM USA’s combined retail share of smokeless products increased 0.9 share points versus the prior-year period, driven primarily by Copenhagen and the national introduction of Marlboro Snus. Copenhagen and Skoal’s combined retail share increased 1.2 share points versus the prior-year period. Copenhagen’s retail share increased 2.3 share points versus the prior-year period to 25.6%. Copenhagen benefited from USSTC’s introductions of Copenhagen Long Cut Wintergreen in the fourth quarter of 2009, and Copenhagen Long Cut Straight and Extra Long Cut Natural at the end of the first quarter of 2010, as well as other brand-building programs. Skoal’s retail share declined 1.1 share points versus the prior-year period to 22.7% as the brand’s performance continued to be impacted by the Copenhagen and Marlboro Snus product introductions and competitive activity.

Smokeless products segment retail share performance is based on data from SymphonyIRI Group (“Symphony IRI”) InfoScan Smokeless Tobacco Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes, which tracks smokeless products market share performance based on the number of cans and packs sold. Smokeless products is defined as moist smokeless and spit-less tobacco products. Other includes USSTC and PM USA smokeless tobacco products. It is SymphonyIRI’s standard practice to periodically refresh their InfoScan syndicated services, which could restate retail share results that were previously released.

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

If assumptions regarding these equivalent ratios change, it may result in a change to these reported results. The following table summarizes smokeless products segment retail share performance (full nine months results, excluding international volume), based on this retail tracking service:

	Retail Share For the Nine Months Ended September 30,
	2010	2009
Copenhagen	25.6%	23.3%
Skoal	22.7	23.8

Copenhagen and Skoal	48.3	47.1
Red Seal/Other	7.3	7.6

Total Smokeless products	55.6%	54.7%

USSTC executed the following pricing actions:

•	Effective May 28, 2010, USSTC increased the list prices on substantially all of its brands by $0.10 per can.

•	Effective March 29, 2009, USSTC announced a national wholesale incentive program that lowered the list price of some of USSTC’s brands, including Copenhagen and Skoal, by $0.62 per can.

Cigars segment. Net revenues, which include excise taxes billed to customers, increased $51 million (13.2%), reflecting higher pricing related primarily to the FET increase, partially offset by higher promotional allowances.

Operating companies income increased $7 million (5.0%), due primarily to higher pricing ($22 million) and lower integration costs, partially offset by higher promotional allowances ($15 million) and higher manufacturing costs for brand-building initiatives and new products.

For the nine months ended September 30, 2010, Middleton’s cigar volume decreased 1.4% versus the prior-year period to 943 million units due primarily to Black & Mild’s share performance. After adjusting for changes in trade inventories, Middleton’s shipment volume was estimated to be down approximately 3% versus the prior-year period. Middleton estimates that the machine-made large cigar category’s volume grew approximately 1% for the nine months ended September 30, 2010.

The following table summarizes cigars segment volume performance:

	Shipment Volume For the Nine Months Ended September 30,
	2010	2009
	(units in millions)
Black & Mild	924	932
Other	19	24

Total Cigars	943	956

For the nine months ended September 30, 2010, Middleton’s retail share decreased 1.5 share points versus the prior-year period to 28.7%. Black & Mild’s retail share decreased 1.3 share points versus the prior-year period to 28.3% due primarily to heightened competitive activity.

Cigars segment retail share results are based on data from SymphonyIRI InfoScan Cigar Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes, which tracks machine-made large cigars market share performance. Middleton defines machine-made large cigars as cigars made by machine that weigh greater than three pounds per thousand, except cigars sold at retail in packages of 20 cigars. This service was developed to provide a representation of retail business performance in key trade channels. It is SymphonyIRI’s standard practice to periodically refresh their InfoScan syndicated services, which could restate retail share results that were previously released.

The following table summarizes cigars segment retail share performance:

	Retail Share For the Nine Months Ended September 30,
	2010	2009
Black & Mild	28.3%	29.6%
Other	0.4	0.6

Total Cigars	28.7%	30.2%

Middleton executed the following pricing actions:

•	Effective January 11, 2010, Middleton executed various list price increases across substantially all of its brands resulting in a weighted-average increase of approximately $0.18 per five-pack.

•	Effective March 4, 2009, Middleton executed various list price increases across substantially all of its brands resulting in a weighted-average increase of approximately $0.40 per five-pack.

•	Effective February 11, 2009, Middleton increased the list price on all of its brands by approximately $0.20 per five-pack.

•	Effective January 28, 2009, Middleton increased the list price on substantially all of its brands by $0.08 per five-pack.

Operating Results – Three Months Ended September 30, 2010

The following discussion compares tobacco space operating results for the three months ended September 30, 2010, with the three months ended September 30, 2009.

	For the Three Months Ended September 30,
	Net Revenues		Operating Companies Income
	2010	2009	2010	2009
	(in millions)
Cigarettes	$5,729	$5,626	$1,533	$1,333
Smokeless products	389	352	210	127
Cigars	147	153	43	49

Total Tobacco space	$6,265	$6,131	$1,786	$1,509

Cigarettes segment. Net revenues, which include excise taxes billed to customers, increased $103 million (1.8%), due primarily to higher list prices ($250 million) and lower promotional allowances, partially offset by lower volume ($172 million).

Operating companies income increased $200 million (15.0%), due primarily to higher list prices ($250 million), lower exit and implementation costs primarily related to the closure of the Cabarrus, North Carolina manufacturing facility ($72 million), lower manufacturing costs and lower promotional allowances ($71 million), partially offset by lower volume ($90 million), higher marketing, administration and research costs ($47 million), higher per unit settlement charges ($37 million) and higher FDA user fees.

For the three months ended September 30, 2010, PM USA’s domestic cigarette shipment volume was 2.4% lower than the prior-year period. After adjusting primarily for changes in trade inventories, PM USA’s domestic cigarette shipment volume for the three months ended September 30, 2010 was estimated to be down approximately 4% versus the prior-year period. Total cigarette category volume was down an estimated 4% in the third quarter of 2010 versus the prior-year period when adjusted primarily for changes in trade inventories.

PM USA’s total premium (Marlboro and Other Premium brands) shipment volume decreased 1.0%. Marlboro shipment volume decreased 0.3% to 31.8 billion units. In the Discount brands, PM USA’s shipment volume decreased 21.0% reflecting brand support strategies.

The following table summarizes cigarettes segment volume performance, which includes units sold, as well as promotional units, but excludes Puerto Rico, U.S. Territories, Overseas Military and Philip Morris Duty Free Inc.:

	Shipment Volume For the Three Months Ended September 30,
	2010	2009
	(in billion units)
Marlboro	31.8	31.9
Other Premium	2.8	3.0
Discount	2.0	2.6

Total Cigarettes	36.6	37.5

For the three months ended September 30, 2010, Marlboro’s retail share increased 0.7 share points versus the prior-year period to 42.6%. Total cigarettes segment retail share decreased 0.1 share point versus prior-year period to 49.6%.

The following table summarizes cigarettes segment retail share performance based on data from the SymphonyIRI Group/Capstone cigarettes retail tracking service:

	Retail Share For the Three Months Ended September 30,
	2010	2009
Marlboro	42.6%	41.9%
Other Premium	3.9	4.2
Discount	3.1	3.6

Total Cigarettes	49.6%	49.7%

Smokeless products segment. Net revenues, which include excise taxes billed to customers, increased $37 million (10.5%), due primarily to higher volume.

Operating companies income increased $83 million (65.4%), due primarily to higher volume ($41 million), lower exit and integration costs ($26 million) and lower marketing, administration, and research costs.

For the three months ended September 30, 2010, USSTC and PM USA’s combined domestic smokeless products shipment volume was 16.4% higher versus the prior-year period, due primarily to category growth, retail share growth and trade inventory changes. After adjusting for trade inventory changes, USSTC and PM USA’s combined domestic smokeless products shipment volume for the three months ended September 30, 2010 was estimated to be up approximately 10% versus the prior-year period. USSTC and PM USA believe that the smokeless category’s volume grew at an estimated rate of approximately 7% versus the prior-year period.

The following table summarizes smokeless products segment volume performance which includes cans and packs sold, as well as promotional units, but excludes international volume, and is based on USSTC’s and PM USA’s previously discussed equivalent ratio volume assumptions for smokeless products:

	Shipment Volume For the Three Months Ended September 30,
	2010	2009
	(cans and packs in millions)
Copenhagen	80.9	67.8
Skoal	69.8	66.9

Copenhagen and Skoal	150.7	134.7
Red Seal/Other	33.2	23.3

Total Smokeless products	183.9	158.0

USSTC and PM USA’s combined retail share of smokeless products increased 1.9 share points versus the prior-year period, driven primarily by Copenhagen and the national introduction of Marlboro Snus. Copenhagen and Skoal’s combined retail share increased 1.4 share points versus the prior-year period. Copenhagen’s retail share increased 2.3 share points versus the prior-year period to 25.5%. Copenhagen benefited from USSTC’s introductions of Copenhagen Long Cut Wintergreen in the fourth quarter of 2009, and Copenhagen Long Cut Straight and Extra Long Cut Natural at the end of the first quarter of 2010, as well as other brand-building programs. Skoal’s retail share declined 0.9 share points versus the prior-year period to 22.6% as the brand’s performance continued to be impacted by the Copenhagen and Marlboro Snus product introductions and competitive activity. However, Skoal’s third-quarter 2010 retail share was essentially unchanged versus the second quarter of 2010 as the brand benefited from brand-building initiatives launched earlier in 2010.

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

	Retail Share For the Three Months Ended September 30,
	2010	2009
Copenhagen	25.5%	23.2%
Skoal	22.6	23.5

Copenhagen and Skoal	48.1	46.7
Red Seal/Other	7.5	7.0

Total Smokeless products	55.6%	53.7%

Cigars segment. Net revenues, which include excise taxes billed to customers, decreased $6 million (3.9%), and operating companies income decreased $6 million (12.2%), due primarily to higher promotional allowances, partially offset by higher pricing.

For the three months ended September 30, 2010, Middleton’s cigar volume decreased 0.8% versus the prior-year period to 338 million units due primarily to Black & Mild’s share performance. After adjusting for changes in trade inventories, Middleton’s shipment volume was estimated to be down approximately 4% versus the prior-year period. Middleton estimates that the machine-made large cigar category’s volume grew approximately 2% in the third quarter of 2010.

The following table summarizes cigars segment volume performance:

	Shipment Volume For the Three Months Ended September 30,
	2010	2009
	(units in millions)
Black & Mild	332	333
Other	6	8

Total Cigars	338	341

For the three months ended September 30, 2010, Middleton’s retail share decreased 1.7 share points versus the prior-year period to 29.4%. Black & Mild’s retail share decreased 1.4 share points versus the prior-year period to 29.1% due primarily to heightened competitive activity. However, Black & Mild’s third quarter of 2010 retail share increased 1.4 share points versus the second quarter of 2010 as the brand benefited from the introduction of Black & Mild Royale, and other brand-building initiatives.

The following table summarizes cigars segment retail share performance based on data from the SymphonyIRI InfoScan Cigar Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes, and is based on Middleton’s previously discussed definition of machine-made large cigars.

	Retail Share For the Three Months Ended September 30,
	2010	2009
Black & Mild	29.1%	30.5%
Other	0.3	0.6

Total Cigars	29.4%	31.1%

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

Operating Results

	2010	2009
(in millions)
Net revenues:
Nine months ended September 30,	$ 308	$ 271

Three months ended September 30,	$ 107	$ 102

Operating companies income:
Nine months ended September 30,	$ 31	$ 22

Three months ended September 30,	$ 12	$ 12

For the nine and three months ended September 30, 2010, net revenues, which include excise taxes billed to customers, increased $37 million (13.7%) and $5 million (4.9%), respectively, due primarily to higher volume.

For the nine months ended September 30, 2010, operating companies income increased $9 million (40.9%), due primarily to higher volume ($17 million) and lower exit, integration, and UST acquisition-related costs ($6 million), partially offset by higher marketing, administration and research costs. For the three months ended September 30, 2010, operating companies income was unchanged at $12 million versus the prior period due primarily to higher volume offset by higher marketing, administration and research costs.

Ste. Michelle’s wine shipment volume for the nine and three months ended September 30, 2010 increased 11.5% and 4.5%, respectively, versus the prior-year periods due primarily to higher off-premise channel volume that includes liquor stores, supermarkets and drug stores, as well as calendar differences. After adjusting for calendar differences, Ste. Michelle’s wine shipment volumes for the nine and three month periods were estimated to be up approximately 9% and 3%, respectively, versus the prior-year periods. Ste. Michelle believes that its volume growth slowed in the third quarter of 2010 as wholesalers depleted inventories built in the first half of 2010.

The following table summarizes wine segment case shipment volume performance:

	Shipment Volume For the Nine Months Ended September 30,		Shipment Volume For the Three Months Ended September 30,
	2010	2009	2010	2009
	(cases in thousands)
Chateau Ste. Michelle	1,625	1,376	557	501
Columbia Crest	1,406	1,379	445	493
Other	1,527	1,333	536	477

Total Wine	4,558	4,088	1,538	1,471

During the nine and three months ended September 30, 2010, Ste. Michelle’s retail unit volume, as measured by Nielsen Company (“Nielsen”) and its Nielsen Total Wine Database – U.S. Food, Drug, & Liquor, increased 6% and 7%, respectively, versus the prior-year periods. The total wine industry’s retail unit volume for the nine and three months ended September 30, 2010, as measured by Nielsen, increased 3% and 2%, respectively, versus the prior-year periods. Retail unit volume percentage change is based on data from Nielsen, which tracks retail metrics in the wine space. It is Nielsen’s standard practice to periodically refresh its syndicated databases, which could restate retail metrics that were previously released. Ste. Michelle’s retail unit volume includes Villa Maria Estate in 2010 and excludes it in 2009. Ste. Michelle gained distribution rights to Villa Maria Estate in 2010.

Financial services segment

Business Environment

In 2003, PMCC ceased making new investments and began focusing exclusively on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. During the nine and three months ended September 30, 2010, proceeds from asset sales, lease maturities and bankruptcy recoveries totaled $119 million and $47 million, respectively, and gains included in operating companies income totaled $42 million and $12 million, respectively. During the nine and three months ended September 30, 2009, proceeds from asset sales totaled $767 million and $214 million, respectively, and gains included in operating companies income from asset sales totaled $247 million and $45 million, respectively.

PMCC leased, under several lease arrangements, various types of automotive manufacturing equipment to General Motors Corporation (“GM”) which filed for bankruptcy on June 1, 2009. In the third quarter of 2009, GM rejected one of the leases, which resulted in a $49 million write-off against PMCC’s allowance for losses. General Motors LLC (“New GM”), which is the successor of GM’s North American automobile business, agreed to assume nearly all the remaining leases under the same terms as GM, except for a rebate of a portion of future rents. The assignment of the leases to New GM was approved by the bankruptcy court and became effective in March 2010. During the first quarter of 2010, GM also rejected a lease that was not assigned to New GM. The impact of the rent rebates and the 2010 lease rejection resulted in a $64 million write-off against PMCC’s allowance for losses. In March 2010, PMCC participated in a transaction pursuant to which the equipment related to the rejected leases was sold to New GM. This transaction resulted in an acceleration of deferred taxes of $34 million. As of September 30, 2010, PMCC’s exposure to New GM represented approximately 2% of PMCC’s portfolio of finance assets.

The activity in the allowance for losses on finance assets for the nine months ended September 30, 2010 and 2009 was as follows:

	For the Nine Months Ended September 30,
	2010	2009
	(in millions)
Balance at beginning of the year	$ 266	$ 304
Increase to provision		15
Amounts written-off	(64)	(53)

Balance at September 30	$ 202	$ 266

PMCC has assessed its allowance for losses for its entire portfolio and believes that the allowance for losses of $202 million is adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees, and may have to increase its allowance for losses if such conditions worsen. All PMCC lessees are current on their lease payment obligations.

PMCC’s portfolio remains diversified by lessee, investment category and asset type. As of September 30, 2010, 75% of its lease portfolio was classified as investment grade as defined by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”). Excluding aircraft lease investments, 88% of PMCC’s portfolio was classified as investment grade.

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

See Note 12 for a discussion of the IRS disallowance of certain tax benefits pertaining to several PMCC leveraged lease transactions.

Operating Results

	2010	2009
(in millions)
Net revenues:
Nine months ended September 30,	$ 90	$ 316

Three months ended September 30,	$ 30	$ 67

Operating companies income:
Nine months ended September 30,	$ 87	$ 260

Three months ended September 30,	$ 27	$ 57

PMCC’s net revenues and operating companies income for the nine months ended September 30, 2010 decreased $226 million (71.5%) and $173 million (66.5%), respectively, from the prior-year period. PMCC’s net revenues and operating companies income for the three months ended September 30, 2010 decreased $37 million (55.2%) and $30 million (52.6%), respectively, from the prior-year period. The decreases in each period were due primarily to lower gains on asset sales in 2010.

Financial Review

Net Cash Provided by Operating Activities

During the first nine months of 2010, net cash provided by operating activities was $1,722 million compared with $2,007 million during the first nine months of 2009. The decrease in cash provided by operating activities was due primarily to a payment of approximately $945 million for taxes and associated interest in July 2010 to the IRS associated with certain leveraged lease transactions entered into by PMCC in 1996 through 2003, partially offset by lower settlement payments in 2010 and higher tax payments in 2009 related to finance asset sales. For further discussion of PMCC leveraged lease transactions, see Note 12.

Altria Group, Inc. had a working capital deficit at September 30, 2010 and December 31, 2009 due to its decision to maintain lower cash on hand than during previous periods.

Net Cash Provided by (Used in) Investing Activities

Altria Group, Inc. and its subsidiaries from time to time consider acquisitions as evidenced by the acquisition of UST in January 2009. For further discussion, see Note 2.

During the first nine months of 2010, net cash provided by investing activities was $83 million, compared with net cash used in investing activities of $9.7 billion during the first nine months of 2009. This change was due primarily to the acquisition of UST in January 2009, partially offset by lower proceeds from finance asset sales during the nine months ended September 30, 2010.

Net Cash (Used in) Provided by Financing Activities

During the first nine months of 2010, net cash used in financing activities was $2.0 billion compared with net cash provided by financing activities of $812 million during the first nine months of 2009. This change was due primarily to lower issuances of long-term debt during 2010.

Debt and Liquidity

Credit Ratings – At September 30, 2010, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook

Moody’s	P-2	Baa1	Stable*
Standard & Poor’s	A-2	BBB	Stable
Fitch	F2	BBB+	Stable

* Moody’s outlook reflects a change to “Stable” from the “Negative” outlook that was reported in Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009. Moody’s announced this change on May 7, 2010.

Altria Group, Inc.’s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings. Under certain of Altria Group, Inc.’s existing debt instruments, a change in a credit rating could, under the terms of these instruments, result in an increase or a decrease of the cost of borrowings. For instance, the interest rate payable on certain of Altria Group, Inc.’s outstanding notes is subject to adjustment from time to time if the rating assigned to the notes of such series by Moody’s or Standard & Poor’s is downgraded (or subsequently upgraded) as and to the extent set forth in the notes. The impact of credit ratings on the cost of borrowings under Altria Group, Inc.’s credit agreements is discussed below.

Credit Lines – From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At September 30, 2010 and December 31, 2009, Altria Group, Inc. had no short-term borrowings outstanding. For the nine months ended September 30, 2010, Altria Group, Inc.’s average daily short-term borrowings were approximately $249 million, and the peak borrowings outstanding during the period were approximately $1.4 billion. For the three months ended September 30, 2010, Altria Group, Inc.’s average daily short-term borrowings were approximately $149 million, and the peak borrowings outstanding during the period were approximately $550 million. The weighted average interest rates on these short-term borrowings for the nine and three months ended September 30, 2010 were approximately 0.4% and 0.5%, respectively. Short-term borrowings were repaid with cash provided by operating activities.

Peak borrowings for the nine months ended September 30, 2010 were due primarily to payments related to State Settlement Agreements as further discussed in Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation, Tobacco Space – Business Environment and in Note 12. Peak borrowings for the three months ended September 30, 2010 were due primarily to the payment of approximately $945 million of tax and associated interest on July 20, 2010 with respect to certain PMCC leveraged lease transactions, as further discussed in Note 12.

At September 30, 2010, the credit lines for Altria Group, Inc. and related activity were as follows (in billions):

Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available

364-Day Agreement	$ 0.6	$ -	$ -	$ 0.6
3-Year Agreement	2.4			2.4

	$ 3.0	$ -	$ -	$ 3.0

At September 30, 2010, Altria Group, Inc. had in place a senior unsecured 364-day revolving credit agreement (the “364-Day Agreement”) and a senior unsecured 3-year revolving credit agreement (the “3-Year Agreement” and, together with the 364-Day Agreement, the “Revolving Credit Agreements”). The 364-Day Agreement provides for borrowings up to an aggregate principal amount of $0.6 billion and expires on November 19, 2010. The 3-Year Agreement provides for borrowings up to an aggregate principal amount of $2.4 billion and expires on November 20, 2012. Altria Group, Inc. expects to replace the Revolving Credit Agreements prior to each expiration in amounts and maturities, and on other terms and conditions reflective of market conditions at that time. Pricing under the Revolving Credit Agreements may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Revolving Credit Agreements will be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage equal to Altria Group, Inc.’s credit default swap spread subject to certain minimum rates and maximum rates based on the higher of the rating of Altria Group, Inc.’s long-term senior unsecured debt from Standard & Poor’s and Moody’s. The applicable minimum and maximum rates based on Altria Group, Inc.’s long-term senior unsecured debt ratings at September 30, 2010 are 2.0% and 4.0%, respectively. The Revolving Credit Agreements do not include any other rating triggers, nor do they contain any provisions that could require the posting of collateral.

The Revolving Credit Agreements are being used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Revolving Credit Agreements require that Altria Group, Inc. maintain on a rolling twelve month basis (i) a ratio of debt to consolidated EBITDA of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0. At September 30, 2010, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Revolving Credit Agreements, were 1.8 to 1.0 and 6.0 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Revolving Credit Agreements. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense” as defined in the Revolving Credit Agreements include certain adjustments. Exhibit 99.3 sets forth the full definitions of these terms as they appear in the Revolving Credit Agreements.

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

Debt – Altria Group, Inc.’s total debt, all of which is consumer products debt, was $12.2 billion and $12.0 billion, at September 30, 2010 and December 31, 2009, respectively.

As discussed in Note 7. Debt to the condensed consolidated financial statements, during the nine months ended September 30, 2010, Altria Group, Inc. issued $1.0 billion (aggregate principal amount) of 4.125% senior unsecured long-term notes due September 11, 2015, which consisted of $800 million issued on June 11, 2010 and $200 million issued on August 5, 2010. Interest on each issuance will be paid semiannually, with interest accruing from June 11, 2010. The net proceeds from the issuance of these senior unsecured notes were added to Altria Group, Inc.’s general funds, which may be used to meet working capital requirements, refinance debt or for general corporate purposes.

On June 22, 2010, Altria Group, Inc.’s $775 million 7.125% notes matured and were repaid.

Guarantees and Redeemable Noncontrolling Interest – As discussed in Note 12, Altria Group, Inc. had guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at

September 30, 2010. In addition, as discussed in Note 13, PM USA has issued guarantees related to Altria Group, Inc.’s indebtedness.

Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation – As discussed in Tobacco Space – Business Environment and in Note 12, PM USA has entered into State Settlement Agreements with the states and territories of the United States and also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA’s obligations under this trust have now been eliminated by the obligations imposed on PM USA by FETRA. USSTC and Middleton are also subject to obligations imposed by FETRA. In addition, in June 2009, PM USA and a subsidiary of USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. The State Settlement Agreements, FETRA, and the FDA user fees call for payments that are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.’s subsidiaries recorded charges to cost of sales of $3,763 million and $3,772 million for the nine months ended September 30, 2010 and 2009, respectively, and $1,290 million and $1,263 million for the three months ended September 30, 2010 and 2009, respectively.

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

Litigation Escrow Deposits – With respect to certain adverse verdicts currently on appeal, as of September 30, 2010, PM USA has posted various forms of security totaling approximately $103 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheets.

Although litigation is subject to uncertainty and could result in material adverse consequences for the financial condition, cash flows or results of operations of PM USA, UST or Altria Group, Inc. in a particular fiscal quarter or fiscal year as more fully disclosed in Note 12 and in Cautionary Factors That May Affect Future Results, management expects cash flow from operations, together with Altria Group, Inc.’s access to capital markets, to provide sufficient liquidity to meet the ongoing needs of the business.

Leases – PMCC’s investment in leases is included in the line item finance assets, net, on the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009. At September 30, 2010, PMCC’s net finance receivable of $4.5 billion in leveraged leases, which is included in finance assets, net on Altria Group, Inc.’s condensed consolidated balance sheet, consists of rents receivable ($13.4 billion) and the residual value of assets under lease ($1.3 billion), reduced by third-party nonrecourse debt ($8.6 billion) and unearned income ($1.6 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. The third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis. Finance assets, net, at September 30, 2010, also include net finance receivables for direct finance leases ($0.3 billion) and an allowance for losses ($0.2 billion).

In the second quarter of 2010, upon completion of the 2000-2003 federal income tax audit, Altria Group, Inc. and the IRS executed a closing agreement, which resolved various tax matters for Altria Group, Inc. and its subsidiaries, including its former subsidiaries – Kraft and PMI. Pursuant to the closing agreement, Altria Group, Inc. paid the IRS approximately $970 million in taxes and associated interest in July 2010. Approximately $945 million of the payment is associated with certain leveraged lease transactions entered into by PMCC in 1996 through 2003. The tax component of the payment represents an acceleration of taxes that Altria Group, Inc. would have otherwise paid over the lease terms of these transactions. As permitted by the closing agreement, Altria Group, Inc. intends to file a claim for refund of approximately $945 million and, if the IRS disallows the claim as anticipated, commence litigation in federal court. For further discussion of PMCC leveraged lease transactions, see Note 12.

Equity and Dividends

On January 26, 2010, Altria Group, Inc. granted 2.6 million shares of restricted and deferred stock to eligible employees. Restrictions on these shares lapse in the first quarter of 2013. The market value per share was $19.90 on the date of grant.

During the nine months ended September 30, 2010, 1.7 million shares of restricted and deferred stock vested. The total fair value of restricted and deferred stock vested during the nine months ended September 30, 2010 was $33 million. The weighted-average grant date fair value per share of these awards was $64.32 (reflects historical market prices which are not adjusted to reflect the PMI spin-off in March 2008).

Dividends paid in the first nine months of 2010 and 2009 were approximately $2.2 billion and $2.0 billion, respectively, an increase of 9.0%, primarily reflecting a higher dividend rate.

On February 24, 2010, Altria Group, Inc.’s Board of Directors approved a 2.9% increase in the quarterly dividend to $0.35 per common share from $0.34 per common share. On August 27, 2010, Altria Group, Inc.’s Board of Directors approved an additional 8.6% increase in the quarterly dividend to $0.38 per common share, resulting in an overall quarterly dividend rate increase of 11.8% since the beginning of 2010. These increases are consistent with Altria Group, Inc.’s dividend payout ratio target of approximately 80% of its adjusted diluted EPS, which was increased from 75% in January 2010. The current annualized dividend rate is $1.52 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of Altria Group, Inc.’s Board of Directors.

Market Risk

Derivative financial instruments are used periodically by Altria Group, Inc., and its subsidiaries principally to reduce exposures to market risks resulting from fluctuations in interest rates and foreign exchange rates by creating offsetting exposures. Altria Group, Inc. is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. Altria Group, Inc. formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in earnings currently. At September 30, 2010, Altria Group, Inc. had no derivative financial instruments.

Recent Accounting Guidance Not Yet Adopted

See Note 14. Recent Accounting Guidance Not Yet Adopted to the condensed consolidated financial statements for a discussion of recent accounting guidance issued but not yet adopted.

Contingencies

See Note 12 for a discussion of contingencies.

Cautionary Factors That May Affect Future Results

Forward-Looking and Cautionary Statements

We* may from time to time make written or oral forward-looking statements, including statements contained in filings with the SEC, in reports to security holders and in press releases and investor webcasts. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “forecasts,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

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

Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 43 states now limit the dollar amount of bonds or require no bond at all. Tobacco litigation plaintiffs, however, have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge other state bond cap statutes. Although we cannot predict the

*

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

PM USA, USSTC and other Altria Group, Inc. subsidiaries are subject to regulation by the FDA, as discussed further in Tobacco Space – Business Environment – FDA Regulation. We cannot predict how the FDA will implement and enforce its statutory authority, including by promulgating additional regulations and pursuing possible investigatory or enforcement actions, but actions by the FDA may impact the consumer acceptability of tobacco products, limit adult consumer choices, delay or prevent the launch of new or modified tobacco products, restrict communications to adult consumers, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing requirements, or otherwise significantly increase the cost of doing business, all or any of which may have a material adverse impact on the results of operations or financial condition of Altria Group, Inc.

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

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended September 30, 2010, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1-31, 2010	175,331	$21.38	-	$2,834,083,553

August 1-31, 2010	162,796	$22.63	-	$2,834,083,553

September 1-30, 2010	-	$ -	-	$2,834,083,553

For the Quarter Ended September 30, 2010	338,127	$21.98

(1)

Represents shares tendered to Altria Group, Inc. by employees who vested in restricted and deferred stock, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

(2)

During 2008, Altria Group, Inc. repurchased 53.5 million shares of its common stock at an aggregate cost of approximately $1.2 billion, or an average price of $21.81 per share, pursuant to the $4.0 billion (2008 to 2010) share repurchase program announced on January 30, 2008, modified on September 8, 2008 and suspended indefinitely in September 2009. No shares were repurchased during 2009 or the nine months ended September 30, 2010 under this program. Altria Group, Inc.’s share repurchase program is at the discretion of the Board of Directors.

Item 6. Exhibits.

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

99.3	Definitions of Terms Related to Financial Covenants Included in Altria Group, Inc.’s 364-Day Revolving Credit Agreement and Altria Group, Inc.’s 3-Year Revolving Credit Agreement

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.

/s/ DAVID R. BERAN

David R. Beran
Executive Vice President and
Chief Financial Officer

October 28, 2010