Form 10-K
period 2010-12-31
ALTRIA GROUP, INC.
filed 2011-02-25
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☑

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $42 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at January 31, 2011
Common Stock, $0.33 1/3 par value	2,091,985,586 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s annual report to stockholders for the year ended December 31, 2010 (the “2010 Annual Report”)	Parts I, II, and IV
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 19, 2011, to be filed with the Securities and Exchange Commission (“SEC”) on or about April 8, 2011.	Part III

PART I

Item	1. Business.

(a) General Development of Business

General

Altria Group, Inc. is a holding company incorporated in the Commonwealth of Virginia in 1985. At December 31, 2010, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; UST LLC (“UST”), which through its subsidiaries is engaged in the manufacture and sale of smokeless products and wine; and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 27.1% economic and voting interest in SABMiller plc (“SABMiller”) at December 31, 2010.

As discussed in Note 3. Acquisition to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2010 Annual Report, on January 6, 2009, Altria Group, Inc. acquired all of the outstanding common stock of UST, whose direct and indirect wholly-owned subsidiaries include U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”). As a result of the acquisition, UST has become an indirect wholly-owned subsidiary of Altria Group, Inc.

On March 28, 2008, Altria Group, Inc. distributed all of its interest in Philip Morris International Inc. (“PMI”) to Altria Group, Inc. stockholders in a tax-free distribution. For a further discussion of the PMI spin-off, see Note 1. Background and Basis of Presentation to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2010 Annual Report.

On March 30, 2007 (the “Kraft Distribution Date”), Altria Group, Inc. distributed all of its remaining interest in Kraft Foods Inc. (“Kraft”) on a pro-rata basis to Altria Group, Inc. stockholders in a tax-free distribution. Following the Kraft Distribution Date, Altria Group, Inc. does not own any shares of Kraft. Altria Group, Inc. has reflected the results of Kraft prior to the Kraft Distribution Date as discontinued operations. The Kraft spin-off resulted in a net decrease to Altria Group, Inc.’s total stockholders’ equity of $30.5 billion on the Kraft Distribution Date.

On December 11, 2007, Altria Group, Inc. acquired all of the outstanding stock of Middleton for $2.9 billion in cash. The acquisition was financed with available cash.

PM USA is the largest cigarette company in the United States. Marlboro, the principal cigarette brand of this company, has been the largest-selling cigarette brand in the United States for over 30 years. USSTC is the leading producer and marketer of moist smokeless tobacco (“MST”) products, including the premium brands, Copenhagen and Skoal, and the value brands, Red Seal and Husky. Middleton is a manufacturer of machine-made large cigars. Black & Mild, the principal cigar brand of Middleton, is the second largest selling machine-made large cigar in the United States. Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle and Columbia Crest, and owns wineries in or distributes wines from several other wine regions and foreign countries.

In June 2009, the President signed into law the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”), which provides the United States Food and Drug Administration (“FDA”) with authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of cigarettes, cigarette tobacco and smokeless tobacco products and the authority to require disclosures of related information. The law also grants the FDA authority to extend its application, by regulation, to other tobacco products, including cigars. PM USA and a subsidiary of USSTC are subject to quarterly user fees as a result of this legislation.

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

Subsequent to the PMI spin-off, Altria Group, Inc. has increased its quarterly dividend four times. On February 24, 2010, Altria Group, Inc.’s Board of Directors approved a 2.9% increase in the quarterly dividend to $0.35 per common share from $0.34 per common share. On August 27, 2010, Altria Group, Inc.’s Board of Directors approved an additional 8.6% increase in the quarterly dividend to $0.38 per common share, resulting in an aggregate quarterly dividend rate increase of 11.8% since the beginning of 2010. The current annualized dividend rate is $1.52 per Altria Group, Inc. common share. Altria Group, Inc.’s dividend payout ratio target is approximately 80% of adjusted diluted earnings per share. Future dividend payments remain subject to the discretion of Altria Group, Inc.’s Board of Directors.

In January 2011, Altria Group, Inc.’s Board of Directors authorized a new $1.0 billion one-year share repurchase program. Share repurchases under this program depend upon marketplace conditions and other factors. The share repurchase program remains subject to the discretion of Altria Group, Inc.’s Board of Directors.

During the second quarter of 2008, Altria Group, Inc. repurchased 53.5 million shares of its common stock at an aggregate cost of approximately $1.2 billion, or an average price of $21.81 per share pursuant to its $4.0 billion (2008 to 2010) share repurchase program. No shares were repurchased during 2010 or 2009 under this share repurchase program, which was suspended in September 2009. The new share repurchase program replaces the suspended program.

Source of Funds

Because Altria Group, Inc. is a holding company, its principal sources of funds consist of cash received from its wholly-owned subsidiaries from the payment of dividends and distributions, and the payment of interest on intercompany loans. At December 31, 2010, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller, if and when SABMiller pays such dividends on its stock.

(b) Financial Information About Segments

At December 31, 2010, Altria Group, Inc.’s reportable segments were: cigarettes, smokeless products, cigars, wine and financial services. Net revenues and operating companies income (together with reconciliation to earnings from continuing operations before income taxes) attributable to each such segment for each of the last three years are set forth in Note 17. Segment Reporting to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2010 Annual Report.

Altria Group, Inc.’s chief operating decision maker reviews operating companies income to evaluate segment performance and allocate resources. Operating companies income for the segments excludes general corporate expenses and amortization of intangibles. Interest and other debt expense, net (consumer products), and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by Altria Group, Inc.’s chief operating decision maker. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2010 Annual Report.

The relative percentages of operating companies income attributable to each reportable segment were as follows:

	2010	2009	2008
Cigarettes	82.1%	85.3%	95.4%
Smokeless products	12.1	6.4
Cigars	2.5	3.0	3.2
Wine	0.9	0.7
Financial services	2.4	4.6	1.4

	100.0%	100.0%	100.0%

Changes in the relative percentages above reflect the following:

•	UST Acquisition—In January 2009, Altria Group, Inc. acquired UST, the results of which are reflected in the smokeless products and wine segments.

•

Asset Impairment, Exit, Implementation and Integration Costs—For a discussion of asset impairment, exit, implementation and integration costs and a breakdown of these costs by segment, see Note 6. Asset Impairment, Exit, Implementation and Integration Costs to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2010 Annual Report.

•	PMCC Allowance for Losses—During 2008, PMCC increased its allowance for losses by $100 million, primarily as a result of credit rating downgrades of certain lessees and financial market conditions.

(c) Narrative Description of Business

Tobacco Space

PM USA is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States.

USSTC and other subsidiaries of UST are engaged in the manufacture and sale of smokeless products to customers, substantially all of which are located in the United States.

Middleton is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco to customers, substantially all of which are located in the United States.

Altria Group, Inc.’s tobacco operating companies believe that a significant number of adult tobacco consumers switch between tobacco categories and use multiple forms of tobacco products.

Altria Sales & Distribution Inc. provides centralized sales, merchandising and distribution services to Altria Group, Inc.’s three tobacco operating companies. Altria Consumer Engagement Services Inc. provides marketing and promotion services to Altria Group, Inc.’s three tobacco operating companies primarily through execution of one-to-one adult consumer programs.

Cigarettes

PM USA is the largest tobacco company in the United States, with total cigarette shipments in the United States of 140.8 billion units in 2010, a decrease of 5.3% from 2009.

PM USA ceased production at its Cabarrus, North Carolina manufacturing facility and completed the consolidation of its cigarette manufacturing capacity into its Richmond, Virginia facility on July 29, 2009. PM USA took this action to address ongoing cigarette volume declines, including the impact of the federal excise tax (“FET”) increase enacted in early 2009. During 2010, PM USA substantially completed the de-commissioning of the Cabarrus facility and expects to fully complete the de-commissioning in early 2011.

Effective in the first quarter of 2010, PM USA revised its cigarettes segment reporting of volume and retail share results to reflect how management evaluates segment performance. PM USA is reporting volume and retail share performance as follows: Marlboro; Other Premium brands, such as Virginia Slims, Parliament and Benson & Hedges; and Discount brands, which include Basic and L&M, and other discount brands. All of its brands are marketed to take into account differing preferences of adult smokers.

The following table summarizes cigarettes segment volume performance, which includes units sold, as well as promotional units, but excludes Puerto Rico, U.S. Territories, Overseas Military, Philip Morris Duty Free Inc. and 2008 contract manufacturing for PMI (terminated in the fourth quarter of 2008), none of which, individually or in the aggregate, is material to the cigarettes segment:

	Shipment Volume For the Years Ended December 31,
	2010	2009	2008
	(in billion units)
Marlboro	121.9	126.5	141.5
Other Premium	10.3	11.8	15.3
Discount	8.6	10.4	12.6

Total Cigarettes	140.8	148.7	169.4

PM USA’s 2010 total premium brands (Marlboro and Other Premium brands) shipment volume decreased 4.4% from 2009. In the Discount brands, PM USA’s shipment volume decreased 16.8%. Marlboro is the largest-selling cigarette brand in the United States, with shipments of 121.9 billion units in 2010 (down 3.7% from 2009). Shipments of premium cigarettes accounted for 93.9% of PM USA’s total 2010 volume, up from 93.0% in 2009.

The following table summarizes cigarettes segment retail share performance based on data from SymphonyIRI Group/Capstone, which is a retail tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. The panel was not designed to capture sales through other channels, including the Internet and direct mail.

	Retail Share For the Years Ended December 31,
	2010	2009	2008
Marlboro	42.6%	41.8%	41.9%
Other Premium	3.9	4.4	5.0
Discount	3.3	3.7	4.0

Total Cigarettes	49.8%	49.9%	50.9%

Smokeless products

USSTC is the leading producer and marketer of smokeless tobacco products, including the premium brands, Copenhagen and Skoal, and the value brands, Red Seal and Husky. In addition, the smokeless products segment includes Marlboro Snus, a PM USA spit-less smokeless tobacco product.

The following table summarizes smokeless products segment volume performance (full year results):

	Shipment Volume For the Years Ended December 31,
	2010	2009	2008
	(cans and packs in millions)
Copenhagen	327.5	280.6	276.9
Skoal	274.4	265.4	271.8

Copenhagen and Skoal	601.9	546.0	548.7
Red Seal/Other	122.5	99.6	112.7

Total Smokeless products	724.4	645.6	661.4

Volume includes cans and packs sold, as well as promotional units, but excludes international volume, which is not material to the smokeless products segment. Additionally, 2009 volume includes 10.9 million cans of domestic volume shipped by USSTC prior to the UST acquisition. Other includes USSTC and PM USA smokeless products. Volume from 2008 represents only domestic volume shipped by USSTC prior to the UST acquisition.

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

USSTC and PM USA’s combined domestic smokeless products shipment volume for the year ended December 31, 2010 increased 12.2% versus 2009. The smokeless products segment domestic shipment volume for the period from January 6 through December 31, 2009 was 634.7 million units. Including the volume of 10.9 million cans shipped from January 1 through January 5, 2009, the period prior to Altria Group, Inc.’s acquisition of UST, total volume for the full year ended December 31, 2009 was 645.6 million units.

The following table summarizes smokeless products segment retail share performance (full year results, excluding international volume):

	Retail Share For the Years Ended December 31,
	2010	2009
Copenhagen	25.6%	23.6%
Skoal	22.4	23.6

Copenhagen and Skoal	48.0	47.2
Red Seal/Other	7.3	7.4

Total Smokeless products	55.3%	54.6%

Smokeless products retail share performance is based on data from SymphonyIRI Group (“Symphony IRI”) InfoScan Smokeless Tobacco Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes, which tracks smokeless products market share performance based on the number of cans and packs sold. Smokeless products is defined as MST and spit-less tobacco products. Other includes USSTC and PM USA smokeless tobacco products other than Copenhagen and Skoal. It is SymphonyIRI’s standard practice to periodically refresh its InfoScan syndicated services, which could restate retail share results that were previously released.

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

Cigars

The following table summarizes cigars segment volume performance:

	Shipment Volume For the Years Ended December 31,
	2010	2009	2008
	(units in millions)
Black & Mild	1,222	1,228	1,266
Other	24	31	41

Total Cigars	1,246	1,259	1,307

In 2010, Middleton’s cigar shipment volume decreased 1.0% versus 2009 to 1,246 million units.

The following table summarizes cigars segment retail share performance:

	Retail Share For the Years Ended December 31,
	2010	2009	2008
Black & Mild	28.5%	29.8%	28.8%
Other	0.4	0.6	0.7

Total Cigars	28.9%	30.4%	29.5

Cigars segment retail share results are based on data from SymphonyIRI InfoScan Cigar Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes, which tracks machine-made large cigars market share performance. Middleton defines machine-made large cigars as cigars made by machine that weigh greater than three pounds per thousand, except cigars sold at retail in packages of 20 cigars. This service was developed to provide a representation of retail business performance in key trade channels. It is SymphonyIRI’s standard practice to periodically refresh its InfoScan syndicated services, which could restate retail share results that were previously released.

Distribution, Competition and Raw Materials

Altria Group, Inc.’s tobacco subsidiaries sell their tobacco products principally to wholesalers (including distributors), large retail organizations, including chain stores, and the armed services.

The market for tobacco products is highly competitive, characterized by brand recognition and loyalty, with product quality, taste, price, product innovation, marketing, packaging and distribution constituting the significant methods of competition. Promotional activities include, in certain instances and where permitted by law, allowances, the distribution of incentive items, price promotions and other discounts, including coupons, product promotions and allowances for new products. The tobacco products of Altria Group, Inc.’s subsidiaries are promoted through various means, although television and radio advertising of certain tobacco products is prohibited in the United States. In addition, the FSPTCA imposes significant new restrictions on the sale, advertising and promotion of tobacco products and, as discussed below in Item 3. Legal Proceedings (“Item 3”), and Note 21. Contingencies to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2010 Annual Report (“Note 21”). PM USA, USSTC and other U.S. tobacco manufacturers have agreed to other marketing restrictions in the United States as part of the settlements of state health care cost recovery actions.

In the United States, under a contract growing program, PM USA purchases burley and flue-cured leaf tobaccos of various grades and styles directly from tobacco growers. Under the terms of this program, PM USA agrees to purchase the amount of tobacco specified in the grower contracts. PM USA also purchases its United States tobacco requirements through leaf merchants. In 2003, PM USA and certain other defendants reached an agreement with plaintiffs to settle a suit filed on behalf of a purported class of tobacco growers and quota-holders. The agreement includes a commitment by each settling manufacturer defendant, including PM USA, to purchase a certain percentage of its leaf requirements from U.S. tobacco growers over a period of at least ten years. These quantities are subject to adjustment in accordance with the terms of the settlement agreement.

Tobacco production in the United States was historically subject to government controls, including the production control programs administered by the United States Department of Agriculture (the “USDA”). In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. PM USA, USSTC, and Middleton are all subject to obligations imposed by FETRA. FETRA eliminated the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is approximately $9.5 billion and is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. The quota buy-out payments had offset PM USA’s obligations to make payments to the National Tobacco Grower Settlement Trust (the “NTGST”), a trust fund established in 1999 by the major domestic tobacco product manufacturers to provide aid to tobacco growers and quota holders. PM USA’s payment obligations under the NTGST expired on December 15, 2010.

On February 8, 2011, PM USA filed a lawsuit in federal court challenging the USDA’s method for calculating the 2011 and future tobacco class share allocations for the Tobacco Transition Payment Program under FETRA. PM USA believes that the USDA violated FETRA and its own regulations by failing to apply the most recent FET rates enacted by Congress in April 2009 to the USDA’s calculations.

The quota buy-out did not have a material impact on Altria Group, Inc.’s 2010 consolidated results and Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2011 and beyond.

USSTC purchases burley, dark fire-cured and air-cured tobaccos of various grades and styles from domestic tobacco growers under a contract growing program as well as from leaf merchants.

Middleton purchases burley, dark air-cured tobaccos of various grades and styles through leaf merchants. Middleton does not have a contract growing program.

Altria Group, Inc.’s tobacco subsidiaries believe there is an adequate supply of tobacco in the world markets to satisfy their current and anticipated production requirements.

Wine

Altria Group, Inc. acquired UST and its premium wine business, Ste. Michelle, in January 2009. Ste. Michelle is a producer of premium varietal and blended table wines. Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle and Columbia Crest, and owns wineries in or distributes wines from several other wine regions. Ste. Michelle holds an 85% ownership interest in Michelle-Antinori, LLC, which owns Stag’s Leap Wine Cellars in Napa Valley. Ste. Michelle also owns Conn Creek in Napa Valley and Erath in Oregon. In addition, Ste. Michelle distributes Antinori and Villa Maria Estate wines and Champagne Nicolas Feuillatte in the United States.

The following table summarizes wine segment case shipment volume performance:

	Shipment Volume For the Years Ended December 31,
	2010	2009	2008
	(cases in thousands)
Chateau Ste. Michelle	2,338	2,034	1,931
Columbia Crest	2,054	1,968	2,137
Other	2,289	2,003	2,066

Total Wine	6,681	6,005	6,134

Ste. Michelle’s wine shipment volume of 6.7 million cases for 2010 increased 11.3% versus 2009.

During 2010, Ste. Michelle’s retail unit volume, as measured by The Nielsen Company (“Nielsen”) and its Nielsen Total Wine Database – U.S. Food, Drug, & Liquor, increased 5.6% versus 2009. Ste. Michelle’s retail unit volume percentage change is based on data from Nielsen, which tracks retail metrics in the wine space. It is Nielsen’s standard practice to refresh its syndicated databases periodically, which could restate retail metrics that were previously released. Ste. Michelle’s retail unit volume includes Villa Maria Estate in 2010 and excludes it in 2009. Ste. Michelle gained distribution rights to Villa Maria Estate in 2010.

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

Financial Services

In 2003, PMCC ceased making new investments and began focusing exclusively on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. At December 31, 2010, PMCC’s net finance receivables of approximately $4.4 billion in leveraged leases, which are included in finance assets, net, on Altria Group, Inc.’s consolidated balance sheet, consisted of rents receivable ($13.0 billion) and the residual value of assets under lease ($1.3 billion), reduced by third-party nonrecourse debt ($8.3 billion) and unearned income ($1.6 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by accounting principles generally accepted in the United States of America, the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, on Altria Group, Inc.’s consolidated balance sheets. Finance assets, net, at December 31, 2010, also included net finance receivables for direct finance leases ($0.3 billion) and an allowance for losses ($0.2 billion).

At December 31, 2010, PMCC’s investments in finance leases were principally comprised of the following investment categories: rail and surface transport (30%), aircraft (25%), electric power (24%), real estate (12%) and manufacturing (9%).

See Note 21 for a discussion of the IRS disallowance of certain tax benefits pertaining to several PMCC leveraged lease transactions.

Business Environment

Portions of the information called for by this Item are hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Results by Business Segment – Tobacco Space—Business Environment” on pages 91 to 97 of the 2010 Annual Report; “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Results by Business Segment – Wine Segment—Business Environment” on page 102 of such report; and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Results by Business Segment – Financial Services Segment—Business Environment” on page 103 of such report and made a part hereof.

Other Matters

Customers

The largest customer of PM USA, USSTC and Middleton, McLane Company, Inc., accounted for approximately 27%, 26%, and 27% of Altria Group, Inc.’s consolidated net revenues for the years ended December 31, 2010, 2009 and 2008, respectively. These net revenues were reported in the cigarettes, smokeless products and cigars segments.

Sales to three distributors accounted for approximately 65% and 64% of net revenues for the wine segment for the years ended December 31, 2010 and 2009, respectively.

Employees

At December 31, 2010, Altria Group, Inc. and its subsidiaries employed approximately 10,000 people.

Executive Officers of Altria Group, Inc.

The disclosure regarding executive officers is set forth under the heading “Executive Officers as of February 24, 2011” in Item 10 of this Form 10-K and is incorporated by reference herein.

Research and Development

The research and development expense for the years ended December 31, 2010, 2009 and 2008 are set forth in Note 19. Additional Information to Altria Group, Inc.’s financial statements, which is incorporated herein by reference to the 2010 Annual Report.

Intellectual Property

Trademarks are of material importance to Altria Group, Inc. and its operating companies, and are protected by registration or otherwise. In addition, as of December 31, 2010, the portfolio of over 500 United States patents owned by Altria Group, Inc.’s businesses, as a whole, was material to Altria Group, Inc. and its tobacco businesses. However, no one patent or group of related patents was material to Altria Group, Inc.’s business or its tobacco businesses as of December 31, 2010. We also have proprietary secrets, technology, know-how, processes and other intellectual property rights that are protected by appropriate confidentiality measures. Certain trade secrets are material to Altria Group, Inc. and its tobacco and wine businesses.

Environmental Regulation

Altria Group, Inc. and its subsidiaries (and former subsidiaries) are subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States: The Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”), which can impose joint and several liability on each responsible party. Subsidiaries (and former subsidiaries) of Altria Group, Inc. are involved in several matters subjecting them to potential costs of remediation and natural resource damages under Superfund or other laws and regulations. Altria Group, Inc.’s subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. As discussed in Note 2. Summary of Significant Accounting Policies to Altria Group, Inc.’s financial statements, which is incorporated herein by reference to the 2010 Annual Report, Altria Group, Inc. provides for expenses associated with environmental remediation obligations on an undiscounted basis when such amounts are probable and can be reasonably estimated. Other than those amounts, it is not possible to reasonably estimate the cost of any environmental remediation and compliance efforts that subsidiaries of Altria Group, Inc. may undertake in the future. In the opinion of management, however, compliance with environmental laws and regulations, including the payment of any remediation costs or damages and the making of related expenditures, has not had, and is not expected to have, a material adverse effect on Altria Group, Inc.’s consolidated results of operations, capital expenditures, financial position or cash flows.

(d) Financial Information About Geographic Areas

Substantially all of Altria Group, Inc.’s net revenues from continuing operations are from sales generated in the United States for each of the last three fiscal years. As is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in the 2010 Annual Report, subsequent to the PMI spin-off, PM USA recorded net revenues of $298 million from contract volume manufactured for PMI under an agreement that terminated in the fourth quarter of 2008. Subsequent to the PMI spin-off, substantially all of Altria Group, Inc.’s long-lived assets are located in the United States.

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

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in Altria Group, Inc.’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the “Business Environment” sections preceding our discussion of operating results of our subsidiaries’ businesses in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Annual Report. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time.

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

Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 43 states now limit the dollar amount of bonds or require no bond at all. As discussed in Note 21 and Item 3, tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge other state bond cap statutes. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.

Altria Group, Inc. and its subsidiaries have achieved substantial success in managing litigation. Nevertheless, litigation is subject to uncertainty and significant challenges remain. It is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Altria Group, Inc. and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. Each of the companies has defended, and will continue to defend, vigorously against litigation challenges. However, Altria Group, Inc. and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria Group, Inc. to do so. See Note 21, Item 3 and Exhibits 99.1 and 99.2 for a discussion of pending tobacco-related litigation.

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

PM USA, USSTC and other Altria Group, Inc. subsidiaries are subject to and may become subject to regulation by the FDA, as discussed further in Tobacco Space – Business Environment – FDA Regulation in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Annual Report. We cannot predict how the FDA will implement and enforce its statutory authority, including by promulgating additional regulations and pursuing possible investigatory or enforcement actions.

Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced cigarette industry volume, and we expect that these factors will continue to reduce cigarette consumption levels. Actions by the FDA or other federal, state or local governments or agencies may impact the consumer acceptability of tobacco products, limit adult consumer choices, delay or prevent the launch of new or modified tobacco products, restrict communications to adult consumers, restrict the ability to differentiate tobacco products, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing, labeling or packing requirements, require the recall or removal of tobacco products from the marketplace or otherwise significantly increase the cost of doing business, all or any of which may have a material adverse impact on the results of operations or financial condition of Altria Group, Inc.

Excise Taxes. Tobacco products are subject to substantial excise taxes and significant increases in tobacco product-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States at the state, federal and local levels. Tax increases are expected to continue to have an adverse impact on sales of our tobacco products due to lower consumption levels and to a potential shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products. For further discussion, see Tobacco Space – Business Environment – Excise Taxes in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Annual Report.

Increased Competition in the United States Tobacco Categories. Each of Altria Group, Inc.’s tobacco subsidiaries operates in highly competitive tobacco categories. Settlements of certain tobacco litigation in the United States have resulted in substantial cigarette price increases. PM USA faces competition from lowest priced brands sold by certain United States and foreign manufacturers that have cost advantages because they are not parties to these settlements. These manufacturers may fail to comply with related state escrow legislation or may avoid escrow deposit obligations on the majority of their sales by concentrating on certain states where escrow deposits are not required or are required on fewer than all such manufacturers’ cigarettes sold in such states. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes, and increased imports of foreign lowest priced brands. USSTC faces significant competition in the smokeless tobacco category, both from existing competitors and new entrants, and has experienced consumer down-trading to lower-priced brands. In the cigar category, additional competition has resulted from increased imports of machine-made large cigars manufactured offshore.

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

Tobacco Price, Availability and Quality. Any significant change in tobacco leaf prices, quality or availability could affect our tobacco subsidiaries’ profitability and business. For a discussion of factors that influence leaf prices, availability and quality, see Tobacco Space – Business Environment – Tobacco Price, Availability and Quality in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Annual Report.

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

Acquisitions. Altria Group, Inc. from time to time considers acquisitions. From time to time we may engage in confidential acquisition negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Although we seek to maintain or improve our credit ratings over time, it is possible that completing a given acquisition or other event could impact our credit ratings or the outlook for those ratings. Furthermore, acquisition opportunities are limited, and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to continue to acquire attractive businesses on favorable terms, that we will realize any of the anticipated benefits from an acquisition or that acquisitions will be quickly accretive to earnings.

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

Asset Impairment. We periodically calculate the fair value of our goodwill and intangible assets to test for impairment. This calculation may be affected by general economic conditions, regulatory developments, changes in category growth rates as a result of changing consumer preferences, success of planned new product introductions, competitive activity and tobacco-related taxes. If an impairment is determined to exist, we will incur impairment losses, which will reduce our earnings. For further discussion, see Critical Accounting Policies and Estimates – Depreciation, Amortization and Intangible Asset Valuation in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Annual Report.

IRS Challenges to PMCC Leases. The Internal Revenue Service has challenged the tax treatment of certain of PMCC’s leveraged leases. Should Altria Group, Inc. not prevail in any one or more of these matters, Altria Group, Inc. may have to accelerate the payment of significant amounts of federal income tax, pay associated interest costs and penalties, if imposed, and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year. For further discussion see Note 21 and Item 3.

Wine – Competition; Grape Supply; Regulation and Excise Taxes. Ste. Michelle’s business is subject to significant competition, including from many large, well-established national and international organizations. The adequacy of Ste. Michelle’s grape supply is influenced by consumer demand for wine in relation to industry-wide production levels as well as by weather and crop conditions, particularly in eastern Washington state. Supply shortages related to any one or more of these factors could increase production costs and wine prices, which ultimately may have a negative impact on Ste. Michelle’s sales. In addition, federal, state and local governmental agencies regulate the alcohol beverage industry through various means, including licensing requirements, pricing, labeling and advertising restrictions, and distribution and production policies. New regulations or revisions to existing regulations, resulting in further restrictions or taxes on the manufacture and sale of alcoholic beverages, may have an adverse effect on Ste. Michelle’s wine business. For further discussion, see Wine Segment – Business Environment in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Annual Report.

Item	1B. Unresolved Staff Comments.

None.

Item	2. Properties.

The property in Richmond, Virginia that serves as the headquarters facility for Altria Group, Inc., PM USA, USSTC and Middleton and certain other subsidiaries is under lease.

At December 31, 2010, PM USA owned and operated three tobacco manufacturing and processing facilities in the Richmond, Virginia area. PM USA ceased production at its Cabarrus, North Carolina manufacturing facility and completed the consolidation of its cigarette manufacturing capacity into its Richmond, Virginia facility on July 29, 2009. During 2010, PM USA substantially completed the de-commissioning of the Cabarrus facility and expects to fully complete the de-commissioning in early 2011. In addition, PM USA owns a research and technology center in Richmond, Virginia that is leased to an affiliate, Altria Client Services Inc.

At December 31, 2010, a wholly-owned subsidiary of USSTC owned and operated four smokeless tobacco manufacturing and processing facilities located in Franklin Park, Illinois; Hopkinsville, Kentucky; Nashville, Tennessee; and York County, Virginia.

At December 31, 2010, Middleton owned and operated two manufacturing and processing facilities – one in King of Prussia, Pennsylvania and one in Limerick, Pennsylvania.

At December 31, 2010, Ste. Michelle operated 11 wine-making facilities – seven in Washington State, three in California and one in Oregon. All of these facilities are owned, with the exception of a facility which is leased in the state of Washington. In addition, in order to support the production of its wines, Ste. Michelle owns or leases vineyards in Washington State, California and Oregon.

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

Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 43 states now limit the dollar amount of bonds or require no bond at all. As discussed below, however, tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge other state bond cap statutes. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of February 18, 2011, December 31, 2010 and December 31, 2009.

Type of Case	Number of Cases Pending as of February 18, 2011	Number of Cases Pending as of December 31, 2010	Number of Cases Pending as of December 31, 2009
Individual Smoking and Health Cases (1)	88	92	89
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	11	11	7
Health Care Cost Recovery Actions	3	4	3
“Lights/Ultra Lights” Class Actions	27	27	28
Tobacco Price Cases	1	1	2

(1)	Does not include 2,590 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include approximately 7,223 individual smoking and health cases (3,284 state court cases and 3,939 federal court cases) brought by or on behalf of approximately 8,890 plaintiffs in Florida (4,952 state court plaintiffs and 3,938 federal court plaintiffs) following the decertification of the Engle case discussed below. It is possible that some of these cases are duplicates and that additional cases have been filed but not yet recorded on the courts’ dockets. Certain Broin plaintiffs have filed a motion seeking approximately $50 million in sanctions for alleged interference by R.J. Reynolds Tobacco Company (“R.J. Reynolds”) and PM USA with Lorillard, Inc.’s acceptance of offers of settlement in the Broin progeny cases.

(2)

Includes as one case the 638 civil actions (of which 366 are actions against PM USA) that are proposed to be tried in a single proceeding in West Virginia (In re: Tobacco Litigation). Middleton and USSTC were named as defendants in this action but they, along with other non-cigarette manufacturers, have been severed from this case. The West Virginia Supreme Court of Appeals has ruled that the United States Constitution does not preclude a trial in two phases in this case. Under the current trial plan, issues related to defendants’ conduct and plaintiffs’ entitlement to punitive damages would be determined in the first phase. The second phase would consist of individual trials to determine liability, if any, as well as compensatory and punitive damages, if any. The case is currently scheduled for trial on October 17, 2011.

International Tobacco-Related Cases

As of February 18, 2011, PM USA is a named defendant in Israel in one “Lights” class action and one health care cost recovery action. PM USA is a named defendant in three health care cost recovery actions in Canada, two of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in six smoking and health class actions filed in various Canadian provinces. See “Guarantees” for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Pending and Upcoming Tobacco-Related Trials

As of February 24, 2011, 49 Engle progeny cases and 10 individual smoking and health cases against PM USA are set for trial in 2011. Cases against other companies in the tobacco industry are also scheduled for trial in 2011. Trial dates are subject to change.

Trial Results

Since January 1999, verdicts have been returned in 66 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 38 of the 66 cases. These 38 cases were tried in California (5), Florida (18), Mississippi (1), Missouri (2), New Hampshire (1), New Jersey (1), New York (3), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (1). A motion for a new trial was granted in one of the cases in Florida.

Of the 28 cases in which verdicts were returned in favor of plaintiffs, eleven have reached final resolution and one case (Williams – see below) has reached partial resolution. A verdict against defendants in one health care cost recovery case (Blue Cross/Blue Shield) has been reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006. In December 2008, the plaintiff in Price filed a motion with the state trial court to vacate the judgment dismissing this case in light of the United States Supreme Court’s decision in Good (see below for a discussion of developments in Good and Price). After exhausting all appeals, PM USA has paid judgments in these cases totaling $116.4 million and interest totaling $70.6 million.

The chart below lists the verdicts and post-trial developments in the cases that were pending during 2010 in which verdicts were returned in favor of plaintiffs.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2011	Florida/ Huish	Engle progeny	On February 22, 2011, an Alachua County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded $750,000 in compensatory damages and allocated 25% of the fault to PM USA (an amount of $187,500). On February 24, 2011, the jury also awarded $1.5 million in punitive damages against PM USA.	PM USA intends to appeal the verdict.

February 2011	Florida/ Hatziyannakis	Engle progeny	On February 15, 2011, a Broward County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded approximately $270,000 in compensatory damages and allocated 32% of the fault to PM USA (an amount of approximately $86,000).	PM USA intends to appeal this verdict.

August 2010	Florida/ Piendle	Engle progeny	In August 2010, a Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $4 million in compensatory damages and allocated 27.5% of the fault to PM USA (an amount of approximately $1.1 million). The jury also awarded $90,000 in punitive damages against PM USA.

In September 2010, the trial court entered final judgment. On January 18, 2011, the trial court denied the parties’ post-trial motions. On February 8, 2011, PM USA filed its notice of appeal and has posted a $1.2 million bond.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
July 2010	Florida/ Tate	Engle progeny	In July 2010, a Broward County jury in the Tate trial returned a verdict in favor of the plaintiff and against PM USA. The jury awarded $8 million in compensatory damages and allocated 64% of the fault to PM USA (an amount of approximately $5.1 million). The jury also awarded approximately $16.3 million in punitive damages against PM USA.	In August 2010, the trial court entered final judgment, and PM USA filed its notice of appeal and posted a $5 million appeal bond.

April 2010	Florida/ Putney	Engle progeny	In April 2010, a Broward County jury in the Putney trial returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded approximately $15.1 million in compensatory damages and allocated 15% of the fault to PM USA (an amount of approximately $2.3 million). The jury also awarded $2.5 million in punitive damages against PM USA.	In August 2010, the trial court entered final judgment. PM USA filed its notice of appeal and posted a $1.6 million appeal bond.

March 2010	Florida/ R. Cohen	Engle progeny	In March 2010, a Broward County jury in the R. Cohen trial returned a verdict in favor of the plaintiff and against PM USA and R.J. Reynolds. The jury awarded $10 million in compensatory damages and allocated 33 1/3% of the fault to PM USA (an amount of approximately $3.3 million). The jury also awarded a total of $20 million in punitive damages, assessing separate $10 million awards against both defendants.	In July 2010, the trial court entered final judgment and, in August 2010, PM USA filed its notice of appeal. In October 2010, PM USA posted a $2.5 million appeal bond.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2010	Florida/ Douglas	Engle progeny	In March 2010, the jury in the Douglas trial (conducted in Hillsborough County) returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded $5 million in compensatory damages. Punitive damages were dismissed prior to trial. The jury allocated 18% of the fault to PM USA, resulting in an award of $900,000.	In June 2010, PM USA filed its notice of appeal and posted a $900,000 appeal bond. In September 2010, the plaintiff filed with the trial court a challenge to the constitutionality of the Florida bond cap statute.

November 2009	Florida/ Naugle	Engle progeny	In November 2009, a Broward County jury in the Naugle trial returned a verdict in favor of the plaintiff and against PM USA. The jury awarded approximately $56.6 million in compensatory damages and $244 million in punitive damages. The jury allocated 90% of the fault to PM USA.	In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages. In April 2010, PM USA filed its notice of appeal and posted a $5 million appeal bond. In August 2010, upon the motion of PM USA, the trial court entered an amended final judgment of approxi-mately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages to correct a clerical error. The case remains on appeal.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 2009	Florida/ F. Campbell	Engle progeny	In August 2009, the jury in the F. Campbell trial (conducted in Escambia County) returned a verdict in favor of the plaintiff and against R.J. Reynolds, PM USA and Liggett Group. The jury awarded $7.8 million in compensatory damages. There was no punitive damages award. In September 2009, the trial court entered final judgment and awarded the plaintiff $156,000 in damages against PM USA due to the jury allocating only 2% of the fault to PM USA.	In January 2010, defendants filed their notice of appeal, and PM USA posted a $156,000 appeal bond. The Florida First District Court of Appeals heard argument on January 5, 2011.

August 2009	Florida/ Barbanell	Engle progeny	In August 2009, a Broward County jury in the Barbanell trial returned a verdict in favor of the plaintiff, awarding $5.3 million in compensatory damages. The judge had previously dismissed the punitive damages claim. In September 2009, the trial court entered final judgment and awarded plaintiff $1.95 million in actual damages. The judgment reduced the jury’s $5.3 million award of compensatory damages due to the jury allocating 36.5% of the fault to PM USA.	A notice of appeal was filed by PM USA in September 2009, and PM USA posted a $1.95 million appeal bond.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2009	Florida/ Hess	Engle progeny	In February 2009, a Broward County jury in the Hess trial found in favor of plaintiffs and against PM USA. The jury awarded $3 million in compensatory damages and $5 million in punitive damages. In June 2009, the trial court entered final judgment and awarded plaintiffs $1,260,000 in actual damages and $5 million in punitive damages. The judgment reduced the jury’s $3 million award of compensatory damages due to the jury allocating 42% of the fault to PM USA.	PM USA noticed an appeal to the Fourth District Court of Appeal in July 2009. In April 2010, the trial court signed an order releasing a previously posted bond pursuant to an agreement between the parties. The case remains on appeal to the Florida District Court of Appeals for the Fourth District. Argument is scheduled to be heard March 16, 2011.

May 2007	California/ Whiteley	Individual Smoking and Health	Approximately $2.5 million in compensatory damages against PM USA and the other defendant in the case, as well as $250,000 in punitive damages against the other defendant in the case.	In October 2007, in a limited retrial on the issue of punitive damages, the jury found that plaintiffs are not entitled to punitive damages against PM USA. In March 2008, PM USA noticed an appeal to the California Court of Appeal, First Appellate District, which affirmed the judgment in October 2009. In November 2009, PM USA and the other defendant in the case filed a petition for review with the California Supreme Court. In January 2010, the California Supreme Court denied defendants’ petition for review. PM USA recorded a provision for compensatory damages of $1.26 million plus costs and interest in the first quarter of 2010, and paid its share of the judgment in February 2010, concluding this litigation.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 2006	District of Columbia/ United States of America	Health Care Cost Recovery	Finding that defendants, including Altria Group, Inc. and PM USA, violated the civil provisions of RICO. No monetary damages were assessed, but the court made specific findings and issued injunctions. See Federal Government’s Lawsuit below.	See Federal Government’s Lawsuit below.

May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million against all defendants, including PM USA, jointly and severally, to fund a 10-year smoking cessation program.	See Scott Class Action below.

October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	See discussion (1) below.

June 2002	Florida/ Lukacs	Engle progeny	$37.5 million in compensatory damages against all defendants, including PM USA.	In March 2003, the trial court reduced the damages award to $24.8 million. Final judgment was entered in November 2008, awarding plaintiffs actual damages of $24.8 million, plus interest from the date of the verdict. Defendants filed a notice of appeal in December 2008. In March 2010, the Florida Third District Court of Appeal affirmed per curiam the trial court decision without issuing an opinion. Subsequent review by the Florida Supreme Court of a per curiam affirmance without opinion is generally prohibited. In May 2010, the court of appeal denied the defendants’ petition for re-hearing. In June 2010, PM USA paid its share of the judgment which, with interest, amounted to approximately $15.1 million.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 2002	Oregon/ Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.	In May 2002, the trial court reduced the punitive damages award to $100 million. In October 2002, PM USA posted an appeal bond of approximately $58.3 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the court of appeals’ decision reversing and remanding the case for a new trial on punitive damages. In June 2010, the Oregon Supreme Court affirmed the court of appeals’ decision and remanded the case to the trial court for a new trial limited to the question of punitive damages. In July 2010, plaintiff filed a petition for rehearing with the Oregon Supreme Court. On December 30, 2010, the Oregon Supreme Court reaffirmed its earlier ruling, clarified that the only issue for retrial is the amount of punitive damages and awarded PM USA approximately $500,000 in costs. On January 7, 2011, the trial court issued an order releasing PM USA’s appeal bond.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
March 1999	Oregon/ Williams	Individual Smoking and Health	$800,000 in compensatory damages (capped statutorily at $500,000), $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.	See discussion (2) below.

(1)	Bullock: In December 2002, the trial court reduced the punitive damages award to $28 million. In April 2006, the California Court of Appeal affirmed the $28 million punitive damages award. In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction of the punitive damages award and granted PM USA’s petition for review challenging the punitive damages award. The court granted review of the case on a “grant and hold” basis under which further action by the court was deferred pending the United States Supreme Court’s 2007 decision on punitive damages in the Williams case described below. In February 2007, the United States Supreme Court vacated the punitive damages judgment in Williams and remanded the case to the Oregon Supreme Court for proceedings consistent with its decision. In May 2007, the California Supreme Court transferred the case to the Second District of the California Court of Appeal with directions that the court vacate its 2006 decision and reconsider the case in light of the United States Supreme Court’s decision in Williams. In January 2008, the California Court of Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. In March 2008, plaintiffs and PM USA appealed to the California Supreme Court. In April 2008, the California Supreme Court denied both petitions for review. In July 2008, $43.3 million of escrow funds were returned to PM USA. The case was remanded to the superior court for a new trial on the amount of punitive damages, if any. In August 2009, the jury returned a verdict, and in December 2009, the superior court entered a judgment, awarding plaintiff $13.8 million in punitive damages, plus costs. In December 2009, PM USA filed a motion for judgment notwithstanding the verdict that seeks a reduction of the punitive damages award, which motion was denied in January 2010. PM USA noticed an appeal in February 2010 and posted an appeal bond of approximately $14.7 million. As of December 31, 2010, PM USA has recorded a provision of approximately $1.7 million for compensatory damages, costs and interest.
(2)

Williams: The trial court reduced the punitive damages award to approximately $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM USA’s appeal, PM USA recorded a provision of $32 million and petitioned the United States Supreme Court for further review (PM USA later recorded additional provisions of approximately $29 million related primarily to accrued interest). In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In February 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. The United States Supreme Court granted PM USA’s petition for writ of certiorari in May 2006. In February 2007, the United States Supreme Court vacated the $79.5 million punitive damages award, holding that the United States Constitution prohibits basing punitive damages awards on harm to non-parties. The Court also found that states must assure that appropriate procedures are in place so that juries are provided with proper legal guidance as to the constitutional limitations on awards of punitive damages. Accordingly, the Court remanded the case to the Oregon Supreme Court for further proceedings consistent with this decision. In January 2008, the Oregon Supreme Court affirmed the Oregon Court of Appeals’ June 2004 decision, which in turn, upheld the jury’s compensatory damages award and reinstated the jury’s award of $79.5 million in punitive damages. In March 2008, PM USA filed a petition for writ of certiorari with the United States Supreme Court, which was granted in June 2008. In March 2009, the United States Supreme Court dismissed the writ of certiorari as being improvidently granted. Subsequent to the United States Supreme Court’s dismissal, PM USA paid $61.1 million to the plaintiffs, representing the compensatory damages award, forty percent of the punitive damages award and accrued interest. Oregon state law requires that sixty percent of any punitive damages award be paid to the state. However, PM USA believes that, as a result of the Master Settlement Agreement (“MSA”), it is not liable for the sixty percent that would be paid to the state. Oregon and PM USA are parties to a proceeding in Oregon state court that seeks a determination of PM USA’s liability for that sixty percent. If PM USA prevails, its obligation to pay punitive damages will be limited to the forty percent previously paid to the plaintiff. The court has consolidated that MSA proceeding with Williams, where plaintiff seeks to challenge the constitutionality of the Oregon statute apportioning the punitive damages award and claims that any punitive damages award released by the state reverts to plaintiff. In February 2010, the trial court ruled that the state is not entitled to collect its sixty percent share of the punitive damages award. In June 2010, after hearing argument, the trial court held that, under the Oregon statute, PM USA is not required to pay the sixty percent share to plaintiff. In October 2010, the trial court rejected plaintiff’s argument that the Oregon statute regarding allocation of punitive damages is unconstitutional. The combined effect of these rulings is that PM USA would not be required to pay the state’s sixty percent share of the punitive damages award. Both the plaintiff in Williams and the state appealed these rulings to the Oregon Court of Appeals. On its own motion, the Oregon Court of Appeals on December 15, 2010, certified the appeals to the Oregon Supreme Court, and on December 16, 2010, the Oregon Supreme Court accepted certification. PM USA has asked the Oregon Supreme Court to reconsider its decision to accept certification of the case.

Security for Judgments

To obtain stays of judgments pending current appeals, as of February 18, 2011, PM USA has posted various forms of security totaling approximately $46 million, the majority of which has been collateralized with cash deposits that are included in other assets on the consolidated balance sheets.

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

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s decision, expired in January 2008. As of February 18, 2011, approximately 7,223 cases (3,284 state court cases and 3,939 federal court cases) were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 8,890 plaintiffs (4,952 state court plaintiffs and 3,938 federal court plaintiffs). It is possible that some of these cases are duplicates. Some of these cases have been removed from various Florida state courts to the federal district courts in Florida, while others were filed in federal court. In July 2007, PM USA and other defendants requested that the multi-district litigation panel order the transfer of all such cases pending in the federal courts, as well as any other Engle progeny cases that may be filed, to the Middle District of Florida for pretrial coordination. The panel denied this request in December 2007. In October 2007, attorneys for plaintiffs filed a motion to consolidate all pending and future cases filed in the state trial court in Hillsborough County. The court denied this motion in November 2007. In February 2008, the trial court decertified the class except for purposes of the May 2001 bond stipulation, and formally vacated the punitive damages award pursuant to the Florida Supreme Court’s mandate. In April 2008, the trial court ruled that certain defendants, including PM USA, lacked standing with respect to allocation of the funds escrowed under the May 2001 bond stipulation and will receive no credit at this time from the $500 million paid by PM USA against any future punitive damages awards in cases brought by former Engle class members.

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

Federal Engle Progeny Cases

Three federal district courts (in the Merlob, Brown and Burr cases) ruled that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings (Brown and Burr) were certified by the trial court for interlocutory review. The certification in both cases was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated. In February 2009, the appeal in Burr was dismissed for lack of prosecution. In July 2010, the Eleventh Circuit ruled that plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. Rather, plaintiffs may only use the findings to establish those specific facts, if any, that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made. Engle progeny cases pending in the federal district courts in the Middle District of Florida asserting individual claims by or on behalf of approximately 4,420 plaintiffs had been stayed pending the Eleventh Circuit’s review. On December 22, 2010, stays were lifted in 12 cases selected by plaintiffs, and notices of voluntary dismissals of approximately 500 cases have been granted. The remaining cases are currently stayed.

Florida Bond Cap Statute

In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applies to all Engle progeny lawsuits in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. The legislation, which became effective in June 2009, applies to judgments entered after the effective date and remains in effect until December 31, 2012. Plaintiffs in three Engle progeny cases against R.J. Reynolds in Alachua County, Florida (Alexander, Townsend and Hall) and one case in Escambia County (Clay) have challenged the constitutionality of the bond cap statute. The Florida Attorney General has intervened in these cases in defense of the constitutionality of the statute. Argument in these cases was heard in September 2010. Plaintiffs in one Engle progeny case against PM USA and R.J. Reynolds in Hillsborough County (Douglas) have also challenged the constitutionality of the bond cap statute. On January 4, 2011, the trial court in Escambia County rejected plaintiffs’ bond cap statute challenge and declared the statute constitutional in the Clay case.

Engle Progeny Trial Results

As of February 24, 2011, twenty Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Eleven verdicts (see Hess, Barbanell, F. Campbell, Naugle, Douglas, R. Cohen, Putney, Tate, Piendle, Hatziyannakis and Huish descriptions in the table above) were returned in favor of plaintiffs and nine verdicts were returned in favor of PM USA (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Frazier, C. Campbell, Rohr and Espinosa). Engle progeny trial results adverse to PM USA are included in the totals provided in Trial Results above. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of February 24, 2011.

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

In October 2010, juries in five Engle progeny cases (Warrick, Willis, Frazier, C. Campbell and Rohr) returned verdicts in favor of PM USA. The Warrick, Willis and C. Campbell cases have concluded.

On November 12, 2010, the jury in the Espinosa case returned a verdict in favor of PM USA. Plaintiff initially noticed an appeal but on February 9, 2011 voluntarily dismissed his appeal.

Appeals of Engle Progeny Verdicts

Plaintiffs in various Engle progeny cases have appealed adverse rulings or verdicts, and in some cases, PM USA has cross-appealed. PM USA’s appeals of adverse verdicts are discussed in Trial Results above.

On December 14, 2010, in a case against R.J. Reynolds in Escambia County (Martin), the Florida First District Court of Appeals issued the first ruling by a Florida intermediate appellate court to substantively address the Brown decision of the United States Circuit Court of Appeals for the Eleventh Circuit, affirming the final judgment entered in plaintiff’s favor imposing both compensatory and punitive damages. The panel held that the trial court correctly construed the Florida Supreme Court’s 2006 decision in Engle in instructing the jury on the preclusive effect of the first phase of the Engle proceedings, expressly disagreeing with certain aspects of the Brown decision. On February 11, 2011, the district court of appeals denied R.J. Reynolds’ request for en banc review and certification of the appeal to the Florida Supreme Court.

Scott Class Action

In July 2003, following the first phase of the trial in the Scott class action, in which plaintiffs sought creation of a fund to pay for medical monitoring and smoking cessation programs, a Louisiana jury returned a verdict in favor of defendants, including PM USA, in connection with plaintiffs’ medical monitoring claims, but also found that plaintiffs could benefit from smoking cessation assistance. The jury also found that cigarettes as designed are not defective but that the defendants failed to disclose all they knew about smoking and diseases and marketed their products to minors. In May 2004, in the second phase of the trial, the jury awarded plaintiffs approximately $590 million against all defendants, jointly and severally, to fund a 10-year smoking cessation program.

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

In February 2007, the Louisiana Fourth Circuit Court of Appeal issued a ruling on defendants’ appeal that, among other things: affirmed class certification but limited the scope of the class; struck certain of the categories of damages included in the judgment, reducing the amount of the award by approximately $312 million; vacated the award of prejudgment interest, which totaled approximately $444 million as of February 15, 2007; and ruled that the only class members who are eligible to participate in the smoking cessation program are those who began smoking before, and whose claims accrued by, September 1, 1988. As a result, the Louisiana Court of Appeal remanded the case for proceedings consistent with its opinion, including further reduction of the amount of the award based on the size of the new class. In March 2007, the Louisiana Court of Appeal rejected defendants’ motion for rehearing and clarification. In January 2008, the Louisiana Supreme Court denied plaintiffs’ and defendants’ petitions for writ of certiorari. In March 2008, plaintiffs filed a motion to execute the approximately $279 million judgment plus post-judgment interest or, in the alternative, for an order to the parties to submit revised damages figures. Defendants filed a motion to have judgment entered in favor of defendants based on accrual of all class member claims after September 1, 1988 or, in the alternative, for the entry of a case management order. In April 2008, the Louisiana Supreme Court denied defendants’ motion to stay proceedings and the defendants filed a petition for writ of certiorari with the United States Supreme Court. In June 2008, the United States Supreme Court denied the defendants’ petition. Plaintiffs filed a motion to enter judgment in the amount of approximately $280 million (subsequently changed to approximately $264 million) and defendants filed a motion to enter judgment in their favor dismissing the case entirely or, alternatively, to enter a case management order for a new trial. In July 2008, the trial court entered an Amended Judgment and Reasons for Judgment denying both motions, but ordering defendants to deposit into the registry of the court the sum of $263,532,762 plus post-judgment interest.

In September 2008, defendants filed an application for writ of mandamus or supervisory writ to secure the right to appeal with the Louisiana Fourth Circuit Court of Appeal, and in December 2008, the trial court entered an order permitting the appeal and approving a $50 million bond for all defendants in accordance with the Louisiana bond cap law discussed above. In April 2009, plaintiffs filed a cross-appeal seeking to reinstate the June 2004 judgment and to award the medical monitoring rejected by the jury.

In April 2010, the Louisiana Fourth Circuit Court of Appeal issued a decision that affirmed in part prior decisions ordering the defendants to fund a statewide 10-year smoking cessation program. In its decision, the Court of Appeal amended and, as amended, affirmed the amended 2008 trial court judgment and ruled that, although the trial court erred, the defendants have no right to a trial to determine, among other things, those class members with valid claims not barred by Louisiana law. After conducting its own independent review of the record, the Court of Appeal made its own factual findings with respect to liability and the amount owed, lowering the amount of the judgment to approximately $241 million, plus interest commencing July 21, 2008, the date of entry of the amended judgment (which as of December 31, 2010 is approximately $32 million). In its decision, the Court of Appeal disallowed approximately $80 million in post-judgment interest. In addition, the Court of Appeal declined plaintiffs’ cross appeal requests for a medical monitoring program and reinstatement of other components of the smoking cessation program. The Court of Appeal specifically reserved to the defendants the right to assert claims to any unspent or unused surplus funds at the termination of the smoking cessation program. In June 2010, defendants and plaintiffs filed separate writ of certiorari applications with the Louisiana Supreme Court. The Louisiana Supreme Court denied both sides’ applications. In September 2010, upon defendants’ application, the United States Supreme Court granted a stay of the judgment pending the defendants’ filing and the Court’s disposition of the defendants’ petition for a writ of certiorari. The defendants’ filed their petition for a writ of certiorari on December 2, 2010. As of December 31, 2010, PM USA has recorded a provision of $26 million in connection with the case and has recorded additional provisions of approximately $3.4 million related to accrued interest.

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

Medical Monitoring Class Actions

A class remains certified in the Scott class action discussed above. Four other purported medical monitoring class actions are pending against PM USA. These cases have been brought in New York (Caronia, filed in January 2006 in the United States District Court for the Eastern District of New York), Massachusetts (Donovan, filed in December 2006 in the United States District Court for the District of Massachusetts), California (Xavier, filed in May 2010 in the United States District Court for the Northern District of California), and Florida (Gargano, filed on November 9, 2010 in the United States District Court for the Southern District of Florida) on behalf of each state’s respective residents who: are age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT Scanning in order to identify and diagnose lung cancer. Plaintiffs in these cases do not seek punitive damages.

In Caronia, in February 2010, the district court granted in part PM USA’s summary judgment motion, dismissing plaintiffs’ strict liability and negligence claims and certain other claims, granted plaintiffs leave to amend their complaint to allege a medical monitoring cause of action and requested further briefing on PM USA’s summary judgment motion as to plaintiffs’ implied warranty claim and, if plaintiffs amend their complaint, their medical monitoring claim. In March 2010, plaintiffs filed their amended complaint and PM USA moved to dismiss the implied warranty and medical monitoring claims. On January 13, 2011, the district court granted PM USA’s motion, dismissed plaintiffs’ claims and declared plaintiffs’ motion for class certification moot in light of the dismissal of the case. The plaintiffs have filed a notice of appeal with the United States Court of Appeals for the Second Circuit.

In Donovan, the Supreme Judicial Court of Massachusetts, in answering questions certified to it by the district court, held in October 2009 that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The court also ruled that whether or not the case is barred by the applicable statute of limitations is a factual issue to be determined by the trial court. The case was remanded to federal court for further proceedings. In June 2010, the district court granted in part the plaintiffs’ motion for class certification, certifying the class as to plaintiffs’ claims for breach of implied warranty and violation of the Massachusetts Consumer Protection Act, but denying certification as to plaintiffs’ negligence claim. In July 2010, PM USA petitioned the United States Court of Appeals for the First Circuit for appellate review of the class certification decision. The petition was denied in September 2010. Trial has been set for August 1, 2011.

In Xavier, in October 2010, the trial court granted PM USA’s motion to dismiss plaintiffs’ unfair competition claim and independent medical monitoring cause of action. On February 10, 2011, plaintiffs filed a motion for class certification. Argument on this motion is set for March 31, 2011. Although a class has not yet been certified, trial has been set for November 14, 2011.

In Gargano, PM USA filed a motion to dismiss on December 20, 2010. On January 18, 2011, plaintiff filed an amended complaint with the trial court’s permission. On February 14, 2011, PM USA filed a motion to dismiss the amended complaint.

Another purported class action (Calistro) was filed in July 2010 in the United States District Court for the District of the Virgin Islands, Division of St. Thomas & St. John. Altria Group, Inc. was voluntarily dismissed from the case by the plaintiffs in August 2010. In September 2010, plaintiffs voluntarily dismissed without prejudice their claims against all defendants except PM USA. Plaintiffs filed a motion to stay and transfer the case to the “Lights” multidistrict litigation proceeding discussed below. Following the plaintiffs’ amendment of their complaint to assert only “Lights” economic loss claims and to eliminate all medical monitoring claims, the case was transferred to the multidistrict “Lights” proceedings discussed below.

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

Although there have been some decisions to the contrary, most judicial decisions have dismissed all or most health care cost recovery claims against cigarette manufacturers. Nine federal circuit courts of appeals and eight state appellate courts, relying primarily on grounds that plaintiffs’ claims were too remote, have ordered or affirmed dismissals of health care cost recovery actions. The United States Supreme Court has refused to consider plaintiffs’ appeals from the cases decided by five circuit courts of appeals.

In March 1999, in the first health care cost recovery case to go to trial, an Ohio jury returned a verdict in favor of defendants on all counts. In addition, a $17.8 million verdict against defendants (including $6.8 million against PM USA) was reversed in a health care cost recovery case in New York, and all claims were dismissed with prejudice in February 2005 (Blue Cross/Blue Shield).

In the health care cost recovery case brought by the City of St. Louis, Missouri and approximately 40 Missouri hospitals, in which PM USA, USSTC and Altria Group, Inc. are defendants (City of St. Louis), the trial court in July 2010, granted defendants’ motion for summary judgment with respect to certain of plaintiffs’ claims on the grounds that they were preempted. The court had earlier denied a number of other summary judgment motions by defendants and denied plaintiffs’ motion for summary judgment claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described below). The court also had previously granted defendants’ motion for partial summary judgment on plaintiffs’ claim for future damages (although on November 29, 2010, the trial court ruled that the damages period for the case would extend through December 31, 2010). In September 2010, the trial court denied several of defendants’ summary judgment motions, but granted defendants’ motion seeking to prevent plaintiffs from recovering the “present value” of their damages, which are alleged to amount to approximately $300 million. In October 2010, the trial court granted defendants summary judgment with respect to plaintiffs’ fraud and negligent misrepresentation claims. Trial began on January 10, 2011.

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

In May 2008, an action, National Committee to Preserve Social Security, et al. v. Philip Morris USA, et al., was brought under the MSP statute in United States District Court for the Eastern District of New York. This action was brought by the same plaintiffs as National Committee I and similarly purports to be brought on behalf of Medicare to recover an unspecified amount of damages equal to double the amount paid by Medicare for smoking-related health care services provided from May 21, 2002 to the present. In July 2008, defendants filed a motion to dismiss plaintiffs’ claims and plaintiffs filed a motion for partial summary judgment. In March 2009, the court granted defendants’ motion to dismiss. Plaintiffs noticed an appeal in May 2009. In February 2010, defendants moved to dismiss the individual plaintiff’s appeal. In October 2010, the United States Court of Appeals for the Second Circuit dismissed plaintiffs’ complaint for lack of subject matter jurisdiction. The plaintiffs subsequently filed a petition for rehearing en banc with the Court of Appeals, which petition was denied on November 22, 2010. On December 22, 2010, the district court entered an order dismissing the case. Plaintiffs have advised that they will not seek further review of the decision.

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA and Altria Group, Inc., in Israel (1), the Marshall Islands (dismissed), and Canada (3), and other entities have stated that they are considering filing such actions. In the case in Israel, the defendants’ appeal of the district court’s denial of their motion to dismiss was heard by the Israel Supreme Court in March 2005, and the parties are awaiting the court’s decision. In September 2005, in the first of the three health care cost recovery cases filed in Canada, the Canadian Supreme Court ruled that legislation passed in British Columbia permitting the lawsuit is constitutional, and, as a result, the case, which had previously been dismissed by the trial court, was permitted to proceed. PM USA’s and other defendants’ challenge to the British Columbia court’s exercise of jurisdiction was rejected by the Court of Appeals of British Columbia and, in April 2007, the Supreme Court of Canada denied review of that decision. In December 2009, the Court of Appeals of British Columbia ruled that certain defendants can proceed against the Federal Government of Canada as third parties on the theory that the Federal Government of Canada negligently misrepresented to defendants the efficacy of a low tar tobacco variety that the Federal Government of Canada developed and licensed to defendants. In May 2010, the Supreme Court of Canada granted leave to the Federal Government of Canada to appeal this decision and leave to defendants to cross-appeal the Court of Appeals’ decision to dismiss claims against the Federal Government of Canada based on other theories of liability. The Supreme Court of Canada is scheduled to hear the appeal on or about February 24, 2011. During 2008, the Province of New Brunswick, Canada, proclaimed into law previously adopted legislation allowing reimbursement claims to be brought against cigarette manufacturers, and it filed suit shortly thereafter. In September 2009, the Province of Ontario, Canada, filed suit against a number of cigarette manufacturers based on previously adopted legislation nearly identical in substance to the New Brunswick health care cost recovery legislation. PM USA is named as a defendant in the British Columbia case, while Altria Group, Inc. and PM USA are named as defendants in the New Brunswick and Ontario cases. Several other provinces and territories in Canada have enacted similar legislation or are in the process of enacting similar legislation. See “Guarantees” for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make substantial annual payments of approximately $9.4 billion each year, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the years ended December 31, 2010 and December 31, 2009, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was approximately $4.8 billion and $5.0 billion, respectively.

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

In March 2006, an independent economic consulting firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2003. In February 2007, this same firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2004. In February 2008, the same economic consulting firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2005. A different economic consulting firm was selected to make the “significant factor” determination regarding the participating manufacturers’ collective loss of market share for the year 2006. In March 2009, this firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2006. Following the firm’s determination for 2006, the OPMs and the states agreed that the states would not contest that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the years 2007, 2008 and 2009. Accordingly, the OPMs and the states have agreed that no “significant factor” determination by the firm will be necessary with respect to the participating manufacturers’ collective loss of market share for the years 2007, 2008 and 2009. This agreement became effective for 2007 and 2008 on February 1, 2010 and February 1, 2011, respectively, and will become effective for 2009 on February 1, 2012.

Following the economic consulting firm’s determination with respect to 2003, thirty-eight states filed declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow statute during 2003. The OPMs and other MSA-participating manufacturers responded to these actions by filing motions to compel arbitration in accordance with the terms of the MSA, including filing motions to compel arbitration in eleven MSA states and territories that did not file declaratory judgment actions. Courts in all but one of the forty-six MSA states and the District of Columbia and Puerto Rico have ruled that the question of whether a state diligently enforced its escrow statute during 2003 is subject to arbitration. One state court (in State of Montana) has ruled that the diligent enforcement claims of that state may be litigated in state court, rather than in arbitration. Several of these rulings may be subject to further review. In January 2010, the OPMs filed a petition for a writ of certiorari in the United States Supreme Court seeking further review of the one decision holding that a state’s diligent enforcement claims may be litigated in state court, rather than in arbitration. The petition was denied in June 2010. Following the denial of this petition, Montana renewed an action in its state court seeking a declaratory judgment that it diligently enforced its escrow statute during 2003 and other relief. The OPMs moved to stay that action and on January 28, 2011 the state court granted the OPMs’ motion.

PM USA, the other OPMs and approximately twenty-five other MSA-participating manufacturers have entered into an agreement regarding arbitration with forty-five MSA states concerning the 2003 NPM Adjustment, including the states’ claims of diligent enforcement for 2003. The agreement further provides for a partial liability reduction for the 2003 NPM Adjustment for states that entered into the agreement by January 30, 2009 and are determined in the arbitration not to have diligently enforced a qualifying escrow statute during 2003. Based on the number of states that entered into the agreement by January 30, 2009 (forty-five), the partial liability reduction for those states is 20%. The partial liability reduction would reduce the amount of PM USA’s 2003 NPM Adjustment by up to a corresponding percentage. The selection of the arbitration panel for the 2003 NPM Adjustment was completed in July 2010, and the arbitration is currently ongoing. Proceedings to determine state diligent enforcement claims for the years 2004 through 2009 have not yet been scheduled.

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

The foregoing amounts may be recalculated by the Independent Auditor if it receives information that is different from or in addition to the information on which it based these calculations, including, among other things, if it receives revised sales volumes from any participating manufacturer. Disputes among the manufacturers could also reduce the foregoing amounts. The availability and the precise amount of any NPM Adjustment for 2003, 2004, 2005, 2006, 2007, 2008 and 2009 will not be finally determined until late 2011 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment as a result of these proceedings, and the amount of any adjustment received for a year could be less than the amount for that year listed above. If the OPMs do receive such an adjustment through these proceedings, the adjustment would be allocated among the OPMs pursuant to the MSA’s provisions, and PM USA would receive its share of any adjustments in the form of a credit against future MSA payments.

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

Without naming PM USA or any other private party as a defendant, NPMs and/or their distributors or customers have filed several legal challenges to the MSA and related legislation. New York state officials are defendants in a lawsuit (Freedom Holdings) filed in the United States District Court for the Southern District of New York in which cigarette importers allege that the MSA and/or related legislation violates federal antitrust laws and the Commerce Clause of the United States Constitution. In a separate proceeding pending in the same court (Pryor), plaintiffs assert the same theories against not only New York officials but also the Attorneys General for thirty other states. The United States Court of Appeals for the Second Circuit has held that the allegations in both actions, if proven, establish a basis for relief on antitrust and Commerce Clause grounds and that the trial courts in New York have personal jurisdiction sufficient to enjoin other states’ officials from enforcing their MSA-related legislation. On remand in Freedom Holdings, the trial court granted summary judgment for the New York officials and lifted a preliminary injunction against New York officials’ enforcement against plaintiffs of the state’s “allocable share” amendment to the MSA’s Model Escrow Statute. The United States Court of Appeals for the Second Circuit affirmed that decision in October 2010. Plaintiffs petitioned the United States Supreme Court for a writ of certiorari on January 20, 2011. On remand in Pryor, the trial court held that plaintiffs are unlikely to succeed on the merits and refused to enjoin the enforcement of New York’s allocable share amendment to the MSA’s Model Escrow Statute. That decision was affirmed by the United States Court of Appeals for the Second Circuit. The parties in that case have filed cross-motions for summary judgment, and the trial court heard oral argument on those motions in April 2010.

In another action (Xcaliber), the United States Court of Appeals for the Fifth Circuit reversed a trial court’s dismissal of challenges to MSA-related legislation in Louisiana under the First and Fourteenth Amendments to the United States Constitution. On remand in that case, and in another case filed against the Louisiana Attorney General (S&M Brands), trial courts have granted summary judgment for the Louisiana Attorney General. The United States Court of Appeals for the Fifth Circuit affirmed those judgments in decisions issued in July 2010 and August 2010. Plaintiffs in the S&M Brands case filed a petition for a writ of certiorari in the United States Supreme Court on November 8, 2010.

In addition to the Second and Fifth Circuit decisions above, the United States Courts of Appeals for the Sixth, Eighth, Ninth and Tenth Circuits have affirmed dismissals or grants of summary judgment in favor of state officials in four other cases asserting antitrust and constitutional challenges to the allocable share amendment legislation in those states.

Another proceeding (Grand River) has been initiated before an international arbitration tribunal under the provisions of the North American Free Trade Agreement. A hearing on the merits concluded in February 2010. On January 12, 2011, the arbitration tribunal rejected the claims against the United States challenging MSA-related legislation in various states.

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

In July 2009, defendants filed petitions for a rehearing before the panel and for a rehearing by the entire Court of Appeals. Defendants also filed a motion to vacate portions of the trial court’s judgment on the grounds of mootness because of the passage of legislation granting FDA broad authority over the regulation of tobacco products. In September 2009, the Court of Appeals entered three per curiam rulings. Two of them denied defendants’ petitions for panel rehearing or for rehearing en banc. In the third per curiam decision, the Court of Appeals denied defendants’ suggestion of mootness and motion for partial vacatur. The Court of Appeals subsequently granted motions staying the issuance of its mandate pending the filing and disposition of petitions for writs of certiorari to the United States Supreme Court. In February 2010, PM USA and Altria Group, Inc. filed their certiorari petitions with the United States Supreme Court. In addition, the federal government and the intervenors filed their own certiorari petitions, asking the court to reverse an earlier Court of Appeals decision and hold that civil RICO allows the trial court to order disgorgement as well as other equitable relief, such as smoking cessation remedies, designed to redress continuing consequences of prior RICO violations. In June 2010, the United States Supreme Court denied all of the parties’ petitions. In July 2010, the Court of Appeals issued its mandate lifting the stay of the trial court’s judgment and remanding the case to the trial court.

As a result of the mandate, except for those matters remanded to the trial court for further proceedings, defendants are now subject to the injunction discussed above and the other elements of the trial court’s judgment. In September 2010, the trial court held a status conference to hear the parties’ preliminary views regarding the remaining issues to be addressed on remand. These issues include the placement and content of corrective communications, the exclusivity of the court’s jurisdiction to enforce the injunction, document coding and the maintenance of a document depository. A subsequent status conference was held on December 20, 2010. On December 22, 2010, the Court issued an order that, among other things: (1) ordered the government to submit its proposed corrective statements by February 3, 2011; (2) ordered the parties to file a joint status report by February 3, 2011 regarding the degree to which they have reached agreement on a number of issues; and (3) confirmed that the Council for Tobacco Research and the Tobacco Institute are dismissed from the case.

The defendants filed their joint status report on February 3, 2011. On February 4, 2011, the government submitted its proposed corrective statements. PM USA intends to file its response to those statements by March 3, 2011.

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury, and damages, the statute of limitations, express preemption by the Federal Cigarette Labeling and Advertising Act (“FCLAA”) and implied preemption by the policies and directives of the FTC, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of February 18, 2011, a total of twenty-seven such cases were pending in the United States. Seventeen of these cases were pending in a multidistrict litigation proceeding in a single U.S. federal court as discussed below. The other cases were pending in various U.S. state courts. In addition, a purported “Lights” class action is pending against PM USA in Israel. Other entities have stated that they are considering filing such actions against Altria Group, Inc. and PM USA.

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

Certain Developments Since December 2008 Good Decision

Since the December 2008 United States Supreme Court decision in Good, and through February 18, 2011, twenty-four purported “Lights” class actions were served upon PM USA and Altria Group, Inc. These cases were filed in 14 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA.

A number of purported “Lights” class actions have been transferred and consolidated by the Judicial Panel on Multidistrict Litigation (“JPMDL”) before the United States District Court for the District of Maine for pretrial proceedings (“MDL proceeding”). As of February 18, 2011, seventeen cases against Altria Group, Inc. and/or PM USA were pending in or awaiting transfer to the MDL proceeding. These cases, and the states in which each originated, are: Biundo (Illinois), Calistro (U.S. Virgin Islands) (discussed above), Corse (Tennessee), Domaingue (New York), Good (Maine), Haubrich (Pennsylvania), McClure (Tennessee), Mirick (Mississippi), Mulford (New Mexico), Parsons (District of Columbia), Phillips (Ohio), Slater (District of Columbia), Tang (New York), Tyrer (California), Williams (Arkansas) and Wyatt (Wisconsin). On November 22, 2010, the district court in the MDL proceeding remanded the Watson case to Arkansas state court.

In November 2009, plaintiffs in the MDL proceeding filed a motion seeking collateral estoppel effect from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above), which motion was denied in March 2010. In May 2010, July 2010 and September 2010, the district court denied all of PM USA’s summary judgment motions. On November 24, 2010, the district court denied plaintiffs’ motion for class certification in four cases, covering the jurisdictions of California, the District of Columbia, Illinois and Maine. These jurisdictions were selected by the parties as sample cases, with two selected by plaintiffs and two selected by defendants. Plaintiffs sought appellate review of this decision but on February 22, 2011, the United States Court of Appeals for the First Circuit denied plaintiffs’ petition for leave to appeal.

“Lights” Cases Dismissed, Not Certified or Ordered De-Certified

To date, in addition to the district court in the MDL proceeding, 15 courts in 16 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

Trial courts in Arizona, Illinois, Kansas, New Jersey, New Mexico, Oregon, Tennessee and Washington have refused to grant class certification or have dismissed plaintiffs’ class action allegations. Plaintiffs voluntarily dismissed a case in Michigan after a trial court dismissed the claims plaintiffs asserted under the Michigan Unfair Trade and Consumer Protection Act.

Several appellate courts have issued rulings that either affirmed rulings in favor of Altria Group, Inc. and/or PM USA or reversed rulings entered in favor of plaintiffs. In Florida, an intermediate appellate court overturned an order by a trial court that granted class certification in Hines. The Florida Supreme Court denied review in January 2008. The Supreme Court of Illinois has overturned a judgment that awarded damages to a certified class in the Price case. See The Price Case below for further discussion. In Louisiana, the United States Court of Appeals for the Fifth Circuit dismissed a purported “Lights” class action brought in Louisiana federal court (Sullivan) on the grounds that plaintiffs’ claims were preempted by the FCLAA. In New York, the United States Court of Appeals for the Second Circuit overturned a decision by a New York trial court in Schwab that denied defendants’ summary judgment motions and granted plaintiffs’ motion for certification of a nationwide class of all United States residents that purchased cigarettes in the United States that were labeled “Light” or “Lights.” In July 2010, plaintiffs in Schwab voluntarily dismissed the case with prejudice. In Ohio, the Ohio Supreme Court overturned class certifications in the Marrone and Phillips cases. Plaintiffs voluntarily dismissed both cases in August 2009. The Supreme Court of Washington denied a motion for interlocutory review filed by the plaintiffs in the Davies case that sought review of an order by the trial court that refused to certify a class. Plaintiffs subsequently voluntarily dismissed the Davies case with prejudice. Plaintiffs in the New Mexico case (Mulford) renewed their motion for class certification, which motion was denied by the federal district court in March 2009, with leave to file a new motion for class certification.

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

In Cleary, which was pending in an Illinois federal court, the district court dismissed plaintiffs’ “Lights” claims against one defendant and denied plaintiffs’ request to remand the case to state court. In September 2009, the court issued its ruling on PM USA’s and the remaining defendants’ motion for summary judgment as to all “Lights” claims. The court granted the motion as to all defendants except PM USA. As to PM USA, the court granted the motion as to all “Lights” and other low tar brands other than Marlboro Lights. As to Marlboro Lights, the court ordered briefing on why the 2002 state court order dismissing the Marlboro Lights claims should not be vacated based upon Good. In January 2010, the court vacated the previous dismissal. In February 2010, the court granted summary judgment in favor of defendants as to all claims except for the Marlboro Lights claims, based on the statute of limitations and deficiencies relating to the named plaintiffs. In June 2010, the court granted summary judgment in favor of all defendants on all remaining claims, dismissing the case. In July 2010, plaintiffs filed a motion for reconsideration with the district court, which was denied. In August 2010, plaintiffs filed an appeal with the United States Court of Appeals for the Seventh Circuit.

Other Developments

In December 2009, the state trial court in the Holmes case (pending in Delaware), denied PM USA’s motion for summary judgment based on an exemption provision in the Delaware Consumer Fraud Act.

In June 2007, the United States Supreme Court reversed the lower court rulings in the Watson case that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendant’s contention that the case must be tried in federal court under the “federal officer” statute. The case was removed to federal court in Arkansas and the case was transferred to the MDL proceeding discussed above. In October 2010, the JPMDL denied plaintiffs’ motion to remand the case to state court and to vacate the transfer order. As discussed above, on November 22, 2010, the district court in the MDL proceeding remanded the Watson case to Arkansas state court.

The Price Case

Trial in the Price case commenced in state court in Illinois in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In connection with the judgment, PM USA deposited into escrow various forms of collateral, including cash and negotiable instruments. In December 2005, the Illinois Supreme Court issued its judgment, reversing the trial court’s judgment in favor of the plaintiffs and directing the trial court to dismiss the case. In May 2006, the Illinois Supreme Court denied plaintiffs’ motion for re-hearing; in November 2006, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari and, in December 2006, the Circuit Court of Madison County enforced the Illinois Supreme Court’s mandate and dismissed the case with prejudice. In January 2007, plaintiffs filed a motion to vacate or withhold judgment based upon the United States Supreme Court’s grant of the petition for writ of certiorari in Watson (described above). In May 2007, PM USA filed applications for a writ of mandamus or a supervisory order with the Illinois Supreme Court seeking an order compelling the lower courts to deny plaintiffs’ motion to vacate and/or withhold judgment. In August 2007, the Illinois Supreme Court granted PM USA’s motion for supervisory order and the trial court dismissed plaintiffs’ motion to vacate or withhold judgment. The collateral that PM USA deposited into escrow after the initial 2003 judgment was released and returned to PM USA.

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

In June 2009, the plaintiff in an individual smoker lawsuit (Kelly) brought on behalf of an alleged smoker of “Lights” cigarettes in Madison County, Illinois state court filed a motion seeking a declaration that (1) his claims under the Illinois Consumer Fraud Act are not barred by the exemption in that statute based on his assertion that the Illinois Supreme Court’s decision in Price is no longer good law in light of the decisions by the United States Supreme Court in Good and Watson, and (2) their claims are not preempted in light of the United States Supreme Court’s decision in Good. In September 2009, the court granted plaintiff’s motion as to federal preemption, but denied it with respect to the state statutory exemption.

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in Massachusetts (Aspinall), Minnesota (Curtis), Missouri (Larsen) and New Hampshire (Lawrence). Significant developments in these cases include:

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

•

Curtis: In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order. In October 2009, the trial court denied plaintiffs’ motion for partial summary judgment, filed in February 2009, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). In October 2009, the trial court granted PM USA’s motion for partial summary judgment, filed in August 2009, as to all consumer protection counts and, in December 2009, dismissed the case in its entirety. On December 28, 2010, the Minnesota Court of Appeals reversed the trial court’s dismissal of the case and affirmed the trial court’s prior certification of the class under Minnesota’s consumer protection statutes. The Court of Appeals also reversed the trial court’s denial of Altria Group, Inc.’s motion to dismiss for lack of personal jurisdiction, thereby removing Altria Group, Inc. from the case, and affirmed the trial court’s denial of the plaintiffs’ motion for partial summary judgment claiming collateral estoppel from the findings in the case brought by the Department of Justice. PM USA filed its petition for review with the Minnesota Supreme Court on January 27, 2011.

•

Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiff’s motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995 – 2003. In June 2010, PM USA’s motion for partial summary judgment regarding plaintiffs’ request for punitive damages was denied. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). The plaintiffs’ motion was denied on December 28, 2010. In July 2010, the parties stipulated to the dismissal of Altria Group, Inc. as a defendant in the case. PM USA remains a defendant. The case is tentatively set for trial in September 2011.

•

Lawrence: On November 22, 2010, the trial court certified a class consisting of all persons who purchased Marlboro Lights cigarettes in the state of New Hampshire at any time from the date the brand was introduced into commerce until the date trial in the case begins. PM USA’s motion for reconsideration of this decision was denied on January 12, 2011. PM USA is seeking further review before the New Hampshire Supreme Court.

Certain Other Tobacco-Related Litigation

Tobacco Price Case: As of February 18, 2011, one case remains pending in Kansas (Smith) in which plaintiffs allege that defendants, including PM USA and Altria Group, Inc., conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs’ motion for class certification has been granted. No trial date has been set.

Case Under the California Business and Professions Code: In June 1997, a lawsuit (Brown) was filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2004, the trial court granted defendants’ motion for summary judgment as to plaintiffs’ claims attacking defendants’ cigarette advertising and promotion and denied defendants’ motion for summary judgment on plaintiffs’ claims based on allegedly false affirmative statements. Plaintiffs’ motion for rehearing was denied. In March 2005, the court granted defendants’ motion to decertify the class based on a California law, which inter alia limits the ability to bring a lawsuit to only those plaintiffs who have “suffered injury in fact” and “lost money or property” as a result of defendant’s alleged statutory violations (“Proposition 64”). In two July 2006 opinions, the California Supreme Court held Proposition 64 applicable to pending cases. Plaintiffs’ motion for reconsideration of the order that decertified the class was denied, and plaintiffs appealed.

In September 2006, an intermediate appellate court affirmed the trial court’s order decertifying the class. In May 2009, the California Supreme Court reversed the trial court decision that was affirmed by the appellate court and remanded the case to the trial court. Defendants filed a rehearing petition in June 2009. In August 2009, the California Supreme Court denied defendants’ rehearing petition and issued its mandate. In March 2010, the trial court granted reconsideration of its September 2004 order granting partial summary judgment to defendants with respect to plaintiffs’ “Lights” claims on the basis of judicial decisions issued since its order was issued, including the United States Supreme Court’s ruling in Good, thereby reinstating plaintiffs’ “Lights” claims. Since the trial court’s prior ruling decertifying the class was reversed on appeal by the California Supreme Court, the parties and the court are treating all claims currently being asserted by the plaintiffs as certified, subject, however, to defendants’ challenge to the class representatives’ standing to assert their claims. The class is defined as people who, at the time they were residents of California, smoked in California one or more cigarettes between June 10, 1993 and April 23, 2001, and who were exposed to defendants’ marketing and advertising activities in California. In July 2010, plaintiffs filed a motion seeking collateral estoppel effect from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). In September 2010, plaintiffs filed a motion for preliminary resolution of legal issues regarding restitutionary relief. The trial court denied both of plaintiffs’ motions on November 3, 2010. On November 5, 2010, defendants filed a motion seeking a determination that Brown class members who were also part of the class in Daniels (a previously disclosed consumer fraud case in which the California Supreme Court affirmed summary judgment in PM USA’s favor based on preemption and First Amendment grounds) are precluded by the Daniels judgment from recovering in Brown. This motion was denied on December 15, 2010. On December 15, 2010, defendants filed a motion for a determination that the class representatives lack standing and are not typical or adequate to represent the class. Argument on this motion was heard on February 23, 2011. The case is scheduled for trial in May 2011.

Ignition Propensity Cases: PM USA is currently a defendant in two wrongful death actions in which plaintiffs contend that fires caused by cigarettes led to other individuals’ deaths. In one case pending in federal court in Massachusetts (Sarro), the district court in August 2009 granted in part PM USA’s motion to dismiss, but ruled that two claims unrelated to product design could go forward. On November 10, 2010, PM USA filed a motion for summary judgment. Argument is scheduled for March 2, 2011. In a Kentucky federal court case (Walker), the court dismissed plaintiffs’ claims in February 2009 and plaintiffs subsequently filed a notice of appeal. The appeal is pending before the United States Court of Appeals for the Sixth Circuit. Argument was held in October 2010.

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

Third, UST and/or its tobacco subsidiaries has been named in a number of other individual tobacco and health suits. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction, and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. USSTC is currently named in one such action in Florida (Vassallo).

In October 2010, in an action in Connecticut (Hill), USSTC entered into a settlement agreement honoring a $5 million settlement offer it made to the plaintiff before the January 2009 acquisition of UST by Altria Group, Inc. The settlement amount was paid on November 22, 2010, concluding this litigation.

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

In October 2006, Altria Group, Inc. filed a complaint in the United States District Court for the Southern District of New York to claim refunds on a portion of these tax payments and associated interest for the years 1996 and 1997. In July 2009, the jury returned a unanimous verdict in favor of the

IRS and, in April 2010, after denying Altria Group, Inc.’s post-trial motions, the district court entered final judgment in favor of the IRS. Altria Group, Inc. filed an appeal with the United States Court of Appeals for the Second Circuit in June 2010.

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

In May 2010, Altria Group, Inc. executed a closing agreement with the IRS for the 2000-2003 years, which resolved various tax matters of Altria Group, Inc. and its former subsidiaries, with the exception of the LILO and SILO transactions. Altria Group, Inc. disputes the IRS’s disallowance of tax benefits related to the LILO and SILO transactions in the 2000-2003 years. Altria Group, Inc. intends to file a claim for refund of approximately $945 million of tax and associated interest paid in July 2010 in connection with the closing agreement, with respect to the LILO and SILO transactions that PMCC entered into during the 1996-2003 years. If the IRS disallows the claim, as anticipated, Altria Group, Inc. intends to commence litigation in federal court. Altria Group, Inc. and the IRS agreed that, with the exception of the LILO and SILO transactions, the tax treatment reported by Altria Group, Inc. on its consolidated tax returns for the 2000-2003 years, as amended by the agreed-upon adjustments in the closing agreement, is appropriate and final. The IRS may not assess against Altria Group, Inc. any further taxes or additions to tax (including penalties) with respect to these years.

Altria Group, Inc. further expects the IRS to challenge and disallow tax benefits claimed in subsequent years related to the LILO and SILO transactions that PMCC entered into from 1996 through 2003. For the period January 1, 2004 through December 31, 2010, the disallowance of federal income tax and associated interest related to the LILO and SILO transactions would be approximately $900 million, taking into account federal income tax paid or payable on gains associated with sales of leased assets during that period and excluding potential penalties. The payment, if any, of this amount would depend upon the timing and outcome of future IRS audits and any related administrative challenges or litigation. The IRS is currently auditing the 2004 – 2006 years.

As of December 31, 2010, the LILO and SILO transactions represented approximately 41% of the Net Finance Assets of PMCC’s lease portfolio. PMCC has not entered into any LILO or SILO transactions since 2003.

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

In December 2009, the court granted in part and denied in part defendants’ motion to dismiss plaintiffs’ complaint. In addition to dismissing certain claims made by plaintiffs for equitable relief under ERISA as to all defendants, the court dismissed claims alleging excessive administrative fees and mismanagement of company stock funds as to one of the Altria Group, Inc. defendants. In February 2010, the court granted a joint stipulation dismissing the fee and stock fund claims without prejudice as to the remaining defendants, including Altria Corporate Services, Inc. Accordingly, the only claim remaining at this time relates to the alleged negligence of plan fiduciaries for including the Growth Equity Fund and Balanced Fund as Kraft Thrift Plan investment options. Plaintiffs filed a motion for class certification in March 2010, which the court granted in August 2010. Defendants filed a motion for summary judgment on January 21, 2011.

Under the terms of a Distribution Agreement between Altria Group, Inc. and Kraft, the Altria Group, Inc. defendants may be entitled to indemnity against any liabilities incurred in connection with this case.

Environmental Regulation

Altria Group, Inc. and its subsidiaries (and former subsidiaries) are subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States: The Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”), which can impose joint and several liability on each responsible party. Subsidiaries (and former subsidiaries) of Altria Group, Inc. are involved in several matters subjecting them to potential costs of remediation and natural resource damages under Superfund or other laws and regulations. Altria Group, Inc.’s subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. As discussed in Note 2. Summary of Significant Accounting Policies, Altria Group, Inc. provides for expenses associated with environmental remediation obligations on an undiscounted basis when such amounts are probable and can be reasonably estimated. Other than those amounts, it is not possible to reasonably estimate the cost of any environmental remediation and compliance efforts that subsidiaries of Altria Group, Inc. may undertake in the future. In the opinion of management, however, compliance with environmental laws and regulations, including the payment of any remediation costs or damages and the making of related expenditures, has not had, and is not expected to have, a material adverse effect on Altria Group, Inc.’s consolidated results of operations, capital expenditures, financial position or cash flows.

Guarantees

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At December 31, 2010, subsidiaries of Altria Group, Inc. were also contingently liable for $24 million of guarantees related to their own performance, consisting primarily of surety bonds. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI, entered into as a result of the PMI spin-off, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its consolidated balance sheet at December 31, 2010 as the fair value of this indemnification is insignificant.

As more fully discussed in Note 22. Condensed Consolidating Financial Information to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2010 Annual Report, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under its senior unsecured 364-day revolving credit agreement, its senior unsecured 3-year revolving credit agreement and amounts outstanding under its commercial paper program.

Redeemable Noncontrolling Interest

In September 2007, UST completed the acquisition of Stag’s Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which UST holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars, UST entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require UST to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori’s initial investment of $27 million. The put arrangement became exercisable on September 11, 2010 and has no expiration date. As of December 31, 2010, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized in the consolidated balance sheet for the put arrangement.

The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because redemption is outside of the control of UST. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section in the consolidated balance sheets at December 31, 2010 and 2009.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In January 2011, Altria Group, Inc.’s Board of Directors authorized a new $1.0 billion one-year share repurchase program. Share repurchases under this program depend upon marketplace conditions and other factors. The share repurchase program remains subject to the discretion of Altria Group, Inc.’s Board of Directors.

During the second quarter of 2008, Altria Group, Inc. repurchased 53.5 million shares of its common stock at an aggregate cost of approximately $1.2 billion, or an average price of $21.81 per share pursuant to its $4.0 billion (2008 to 2010) share repurchase program. No shares were repurchased during 2010 or 2009 under this share repurchase program, which was suspended in September 2009. The new share repurchase program replaces the suspended program.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended December 31, 2010, was as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1, 2010 – October 31, 2010	—	—	—	$2,834,083,553

November 1, 2010 – November 30, 2010	35,037	$24.69	—	$2,834,083,553

December 1, 2010 – December 31, 2010	1,035	$24.22	—	—

For the Quarter Ended December 31, 2010	36,072	$24.67

(1)	Represents shares tendered to Altria Group, Inc. by employees who vested in restricted and deferred stock, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

(2)	During 2008, Altria Group, Inc. repurchased 53.5 million shares of its common stock at an aggregate cost of approximately $1.2 billion, or an average price of $21.81 per share, pursuant to the $4.0 billion (2008 to 2010) share repurchase program announced on January 30, 2008, modified on September 8, 2008 and suspended indefinitely in September 2009. No shares were repurchased during 2010 or 2009 under this share repurchase program.

The principal stock exchange on which Altria Group, Inc.’s common stock (par value $0.33 1/3 per share) is listed is the New York Stock Exchange. At January 31, 2011, there were approximately 89,000 holders of record of Altria Group, Inc.’s common stock.

The other information called for by this Item is hereby incorporated by reference to the paragraph captioned “Quarterly Financial Data (Unaudited)” on pages 81 to 82 of the 2010 Annual Report and made a part hereof.

Item 6.	Selected Financial Data.

The information called for by this Item is hereby incorporated by reference to the information with respect to 2006-2010 appearing under the caption “Selected Financial Data – Five Year Review” on page 18 of the 2010 Annual Report and made a part hereof.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information called for by this Item is hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 83 to 111 of the 2010 Annual Report and made a part hereof.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is hereby incorporated by reference to the paragraphs in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Market Risk” on pages 107 to 108 of the 2010 Annual Report and made a part hereof.

Item 8.	Financial Statements and Supplementary Data.

The information called for by this Item is hereby incorporated by reference to the 2010 Annual Report as set forth under the caption “Quarterly Financial Data (Unaudited)” on pages 81 to 82 and in the Index to Consolidated Financial Statements and Schedules (see Item 15) and made a part hereof.

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

See pages 112 to 113 of Exhibit 13 for the Report of Independent Registered Public Accounting Firm and the Report of Management on Internal Control over Financial Reporting incorporated herein by reference.

Item 9B.	Other Information.

None.

PART III

Except for the information relating to the executive officers set forth in Item 10, and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to Altria Group, Inc.’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 19, 2011 that will be filed with the SEC on or about April 8, 2011 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers as of February 24, 2011:

Name	Office	Age
Martin J. Barrington	Vice Chairman	57
David R. Beran	Vice Chairman	56
Nancy E. Brennan	Senior Vice President, Marketing, Altria Client Services Inc.	58
William F. Gifford, Jr.	President and Chief Executive Officer, Philip Morris USA Inc.	40
Louanna O. Heuhsen	Vice President, Corporate Governance and Associate General Counsel	60
Craig A. Johnson	Executive Vice President	58
Denise F. Keane	Executive Vice President and General Counsel	59
Salvatore Mancuso	Vice President and Treasurer	45
John R. Nelson	Executive Vice President and Chief Technology Officer	59
Peter P. Paoli	President and Chief Executive Officer, U.S. Smokeless Tobacco Company LLC	53
W. Hildebrandt Surgner, Jr .	Corporate Secretary and Senior Assistant General Counsel	45
Michael E. Szymanczyk	Chairman of the Board and Chief Executive Officer	62
Linda M. Warren	Vice President and Controller	62
Howard A. Willard III	Executive Vice President and Chief Financial Officer	47

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

In addition, Altria Group, Inc. has adopted corporate governance guidelines and charters for its Audit, Compensation and Nominating, Corporate Governance and Social Responsibility Committees and the other committees of the Board of Directors. All of these documents are available free of charge on Altria Group, Inc.’s website at www.altria.com. Any waiver granted by Altria Group, Inc. to its principal executive officer, principal financial officer or controller under the Code of Conduct, or certain amendments to the Code of Conduct, will be disclosed on Altria Group, Inc.’s website at www.altria.com.

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

The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under Altria Group, Inc.’s equity compensation plans at December 31, 2010, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by stockholders (1)	4,240,941	(2)	$10.95	50,714,668	(3)

(1)	The following plans have been approved by Altria Group, Inc. shareholders and have shares referenced in column (a) or column (c): the 1997 Performance Incentive Plan, the 2000 Performance Incentive Plan, the 2000 Stock Compensation Plan for Non-Employee Directors, the 2005 Performance Incentive Plan, the 2010 Performance Incentive Plan, and the Stock Compensation Plan for Non-Employee Directors.

(2)	Includes 2,675,593 stock options and 1,565,348 shares of deferred stock

(3)	Includes 49,997,960 shares available under the 2010 Performance Incentive Plan and 716,708 shares available under the Stock Compensation Plan for Non-Employee Directors, and excludes shares reflected in column (a).

Refer to “Ownership of Equity Securities” section of the proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Refer to “Related Person Transactions and Code of Conduct” and “Independence of Nominees” sections of the proxy statement.

Item 14.	Principal Accounting Fees and Services.

Refer to “Audit Committee Matters” section of the proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Index to Consolidated Financial Statements and Schedules

	Reference
	Form 10-K Annual Report Page	2010 Annual Report Page
Data incorporated by reference to Altria Group, Inc.’s 2010 Annual Report:

Consolidated Statements of Earnings for the years ended December 31, 2010, 2009 and 2008	—	19

Consolidated Balance Sheets at December 31, 2010 and 2009	—	20 - 21

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	—	22 - 23

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008	—	24

Notes to Consolidated Financial Statements	—	25 - 82

Report of Independent Registered Public Accounting Firm	—	112

Report of Management on Internal Control Over Financial Reporting	—	113

Data submitted herein:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1

Financial Statement Schedule – Valuation and Qualifying Accounts	S-2

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b)	The following exhibits are filed as part of this Report:

2.1	Distribution Agreement by and between Altria Group, Inc. and Kraft Foods Inc., dated as of January 31, 2007. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 31, 2007 (File No. 1-08940).

2.2	Distribution Agreement by and between Altria Group, Inc. and Philip Morris International Inc., dated as of January 30, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 30, 2008 (File No. 1-08940).

2.3	Agreement and Plan of Merger by and among UST Inc., Altria Group, Inc., and Armchair Merger Sub, Inc., dated as of September 7, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on September 8, 2008 (File No. 1-08940).

2.4	Amendment No. 1 to the Agreement and Plan of Merger, dated as of September 7, 2008, by and among UST Inc., Altria Group, Inc., and Armchair Merger Sub, Inc., dated as of October 2, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on October 3, 2008 (File No. 1-08940).

3.1	Articles of Amendment to the Restated Articles of Incorporation of Altria Group, Inc. and Restated Articles of Incorporation of Altria Group, Inc. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08940).

3.2	Amended and Restated By-laws of Altria Group, Inc. effective December 15, 2010.

4.1	Indenture between Altria Group, Inc. and The Bank of New York (as successor in interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee, dated as of December 2, 1996. Incorporated by reference to Altria Group, Inc.’s Registration Statement on Form S-3/A filed on January 29, 1998 (No. 333-35143).

4.2	First Supplemental Indenture to Indenture, dated as of December 2, 1996, between Altria Group, Inc. and The Bank of New York (as successor in interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee, dated as of February 13, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on February 15, 2008 (File No. 1-08940).

4.3	Indenture among Altria Group, Inc., as Issuer, Philip Morris USA Inc., as Guarantor, and Deutsche Bank Trust Company Americas, as Trustee, dated as of November 4, 2008. Incorporated by reference to Altria Group, Inc.’s Registration Statement on Form S-3 filed on November 4, 2008 (No. 333-155009).

4.4	3-Year Revolving Credit Agreement among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, Barclays Capital, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as Syndication Agents and Banco Santander, S.A., New York Branch, The Bank of Nova Scotia, HSBC Bank USA, National Association, Morgan Stanley Senior Funding, Inc. and The Royal Bank of Scotland plc, as Documentation Agents, dated as of November 20, 2009. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on November 23, 2009 (File No. 1-08940).

4.5	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.

10.1	Comprehensive Settlement Agreement and Release related to settlement of Mississippi health care cost recovery action, dated as of October 17, 1997. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).

10.2	Settlement Agreement related to settlement of Florida health care cost recovery action, dated August 25, 1997. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on September 3, 1997 (File No. 1-08940).

10.3	Comprehensive Settlement Agreement and Release related to settlement of Texas health care cost recovery action, dated as of January 16, 1998. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 28, 1998 (File No. 1-08940).

10.4	Settlement Agreement and Stipulation for Entry of Judgment regarding the claims of the State of Minnesota, dated as of May 8, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1-08940).

10.5	Settlement Agreement and Release regarding the claims of Blue Cross and Blue Shield of Minnesota, dated as of May 8, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1-08940).

10.6	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order regarding the settlement of the Mississippi health care cost recovery action, dated as of July 2, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 1-08940).

10.7	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree regarding the settlement of the Texas health care cost recovery action, dated as of July 24, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 1-08940).

10.8	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree regarding the settlement of the Florida health care cost recovery action, dated as of September 11, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 1-08940).

10.9	Master Settlement Agreement relating to state health care cost recovery and other claims, dated as of November 23, 1998. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on November 25, 1998, as amended by Form 8-K/A filed on December 24, 1998 (File No. 1-08940).

10.10	Stipulation and Agreed Order Regarding Stay of Execution Pending Review and Related Matters, dated as of May 7, 2001. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on May 8, 2001 (File No. 1-08940).

10.11	Stock Purchase Agreement by and among Altria Group, Inc., Bradford Holdings, Inc. and John Middleton, Inc., dated as of October 31, 2007. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 (File No. 1-08940).

10.12	Employee Matters Agreement by and between Altria Group, Inc. and Kraft Foods Inc., dated as of March 30, 2007. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 30, 2007 (File No. 1-08940).

10.13	Tax Sharing Agreement by and between Altria Group, Inc. and Kraft Foods Inc., dated as of March 30, 2007. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 30, 2007 (File No. 1-08940).

10.14	Transition Services Agreement by and between Altria Corporate Services, Inc. and Kraft Foods Inc., dated as of March 30, 2007. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 30, 2007 (File No. 1-08940).

10.15	Intellectual Property Agreement by and between Philip Morris International Inc. and Philip Morris USA Inc., dated as of January 1, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 28, 2008 (File No. 1-08940).

10.16	Employee Matters Agreement by and between Altria Group, Inc. and Philip Morris International Inc., dated as of March 28, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 28, 2008 (File No. 1-08940).

10.17	Tax Sharing Agreement by and between Altria Group, Inc. and Philip Morris International Inc., dated as of March 28, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 28, 2008 (File No. 1-08940).

10.18	Transition Services Agreement by and between Altria Corporate Services, Inc. and Philip Morris International Inc., dated as of March 28, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 28, 2008 (File No. 1-08940).

10.19	364-Day Revolving Credit Agreement among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, Barclays Capital, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as Syndication Agents and Banco Santander, S.A., New York Branch, The Bank of Nova Scotia, HSBC Bank USA, National Association, Morgan Stanley Senior Funding, Inc. and The Royal Bank of Scotland plc, as Documentation Agents, dated as of November 20, 2009. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on November 23, 2009 (File No. 1-08940).

10.20	364-Day Revolving Credit Agreement among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, Barclays Capital, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as Syndication Agents and Banco Santander, S.A., New York Branch, The Bank of Nova Scotia, HSBC Bank USA, National Association, Morgan Stanley Senior Funding, Inc. and The Royal Bank of Scotland plc, as Documentation Agents, dated as of November 17, 2010. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on November 17, 2010 (File No. 1-08940).

10.21	Guarantee made by Philip Morris USA Inc., in favor of the lenders party to the 364-Day Revolving Credit Agreement, dated as of November 20, 2009, among Altria Group, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, dated as of November 20, 2009. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on November 23, 2009 (File No. 1-08940).

10.22	Guarantee made by Philip Morris USA Inc., in favor of the lenders party to the 3-Year Revolving Credit Agreement, dated as of November 20, 2009, among Altria Group, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, dated as of November 20, 2009. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on November 23, 2009 (File No. 1-08940).

10.23	Guarantee made by Philip Morris USA Inc., in favor of the lenders party to the 364-Day Revolving Credit Agreement, dated as of November 17, 2010, among Altria Group, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, dated as of November 17, 2010. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on November 17, 2010 (File No. 1-08940).

10.24	Financial Counseling Program. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08940).

10.25	Benefit Equalization Plan, effective September 2, 1974, as amended.

10.26	Form of Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-08940).

10.27	Form of Supplemental Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-08940).

10.28	Automobile Policy. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).

10.29	Supplemental Management Employees’ Retirement Plan of Altria Group, Inc., effective as of October 1, 1987, as amended. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-08940).

10.30	Unit Plan for Incumbent Non-Employee Directors, effective January 1, 1996, as amended effective August 31, 2007. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08940).

10.31	Form of Executive Master Trust between Altria Group, Inc., JPMorgan Chase Bank and Handy Associates. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-08940).

10.32	Grantor Trust Agreement by and between Altria Client Services Inc. and Wells Fargo Bank, National Association, dated February 23, 2011.

10.33	1997 Performance Incentive Plan, effective on May 1, 1997. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement filed on March 10, 1997 (File No. 1-08940).

10.34	Long-Term Disability Benefit Equalization Plan, effective as of January 1, 1989, as amended. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 1-08940).

10.35	Survivor Income Benefit Equalization Plan, effective as of January 1, 1985, as amended. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 1-08940).

10.36	2000 Performance Incentive Plan, effective on May 1, 2000. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement filed on March 10, 2000 (File No. 1-08940).

10.37	2000 Stock Compensation Plan for Non-Employee Directors, as amended and restated as of March 1, 2003. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08940).

10.38	2005 Performance Incentive Plan, effective on May 1, 2005. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement filed on March 14, 2005 (File No. 1-08940).

10.39	Deferred Fee Plan for Non-Employee Directors, as amended and restated effective April 24, 2008. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-08940).

10.40	Stock Compensation Plan for Non-Employee Directors, as amended and restated effective February 24, 2010. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2010 (File No. 1-08940).

10.41	2010 Performance Incentive Plan, effective on May 20, 2010. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement filed on April 9, 2010 (File No. 1-08940).

10.42	Kraft Foods Inc. Supplemental Benefits Plan I (including First Amendment adding Supplement A), as amended and restated effective as of January 1, 1996. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-08940).

10.43	Agreement among Altria Group, Inc., PM USA and Michael E. Szymanczyk, dated as of May 15, 2002. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-08940).

10.44	Form of Indemnity Agreement. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on October 30, 2006 (File No. 1-08940).

10.45	Form of Deferred Stock Agreement, dated as of January 31, 2007. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on February 2, 2007 (File No. 1-08940).

10.46	Form of Deferred Stock Agreement, dated as of January 30, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on February 5, 2008 (File No. 1-08940).

10.47	Form of Restricted Stock Agreement, dated as of April 23, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on April 29, 2008 (File No. 1-08940).

10.48	Form of Restricted Stock Agreement, dated as of January 27, 2009. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 29, 2009 (File No. 1-08940).

10.49	Form of Restricted Stock Agreement, dated as of December 31, 2009. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08940).

10.50	Form of Restricted Stock Agreement, dated as of January 26, 2010. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 28, 2010 (File No. 1-08940).

10.51	Time Sharing Agreement between Altria Client Services Inc. and Michael E. Szymanczyk, dated January 28, 2009. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 29, 2009 (File No. 1-08940).

10.52	First Amendment to the Time Sharing Agreement between Altria Client Services Inc. and Michael E. Szymanczyk, dated November 12, 2009. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08940).

10.53	Second Amendment to the Time Sharing Agreement between Altria Client Services Inc. and Michael E. Szymanczyk, effective October 14, 2010.

12	Statements regarding computation of ratios.

13	Pages 17 to 113 of the 2010 Annual Report, but only to the extent set forth in Items 1, 5-8, 9A, and 15 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the 2010 Annual Report is not to be deemed “filed” as part of this Report.

21	Subsidiaries of Altria Group, Inc.

23	Consent of independent registered public accounting firm.

24	Powers of attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

99.3	Definitions of Terms Related to Financial Covenants Included in Altria Group, Inc.’s 364-Day Revolving Credit Agreement dated as of November 17, 2010 and Altria Group, Inc.’s 3-Year Revolving Credit Agreement dated as of November 20, 2009.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altria Group, Inc.

By:	/s/ MICHAEL E. SZYMANCZYK
(Michael E. Szymanczyk Chairman of the Board and Chief Executive Officer)

Date: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ MICHAEL E. SZYMANCZYK (Michael E. Szymanczyk)	Director, Chairman of the Board and Chief Executive Officer	February 24, 2011

/s/ HOWARD A. WILLARD III (Howard A. Willard III)	Executive Vice President and Chief Financial Officer	February 24, 2011

/s/ LINDA M. WARREN (Linda M. Warren)	Vice President and Controller	February 24, 2011

* ELIZABETH E. BAILEY, GERALD L. BALILES, JOHN T. CASTEEN III, DINYAR S. DEVITRE, THOMAS F. FARRELL II, ROBERT E. R. HUNTLEY, THOMAS W. JONES, GEORGE MUÑOZ, NABIL Y. SAKKAB	Directors

*By:	/s/ MICHAEL E. SZYMANCZYK (MICHAEL E. SZYMANCZYK ATTORNEY-IN-FACT)	February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Altria Group, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated January 27, 2011 appearing in the 2010 Annual Report to Shareholders of Altria Group, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Richmond, Virginia

January 27, 2011

S-1

ALTRIA GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2010, 2009 and 2008

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)
2010:
CONSUMER PRODUCTS:
Allowance for discounts	$—	$606	$—	$606	$—
Allowance for doubtful accounts	3	—	—	3	—
Allowance for returned goods	47	86	—	87	46

	$50	$692	$—	$696	$46

FINANCIAL SERVICES:
Allowance for losses	$266	$—	$—	$64	$202

2009:
CONSUMER PRODUCTS:
Allowance for discounts	$—	$593	$—	$593	$—
Allowance for doubtful accounts	3	—	—	—	3
Allowance for returned goods	4	104	15	76	47

	$7	$697	$15	$669	$50

FINANCIAL SERVICES:
Allowance for losses	$304	$15	$—	$53	$266

2008:
CONSUMER PRODUCTS:
Allowance for discounts	$—	$492	$—	$492	$—
Allowance for doubtful accounts	3	—	—	—	3
Allowance for returned goods	2	6	—	4	4

	$5	$498	$—	$496	$7

FINANCIAL SERVICES:
Allowance for losses	$204	$100	$—	$—	$304

Notes:

(a)	Related to the acquisition of UST LLC

(b)	Represents charges for which allowances were created

S-2