Form 10-Q
period 2011-03-31
ALTRIA GROUP, INC.
filed 2011-04-28
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At April 18, 2011, there were 2,093,387,178 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Consumer products
Cash and cash equivalents	$3,432	$2,314

Receivables	71	85

Inventories:
Leaf tobacco	925	960
Other raw materials	174	160
Work in process	299	299
Finished product	426	384

	1,824	1,803

Deferred income taxes	1,163	1,165
Other current assets	498	614

Total current assets	6,988	5,981

Property, plant and equipment, at cost	5,099	5,150
Less accumulated depreciation	2,760	2,770

	2,339	2,380

Goodwill	5,174	5,174
Other intangible assets, net	12,112	12,118
Investment in SABMiller	5,649	5,367
Other assets	1,821	1,851

Total consumer products assets	34,083	32,871

Financial services
Finance assets, net	4,483	4,502
Other assets	18	29

Total financial services assets	4,501	4,531

TOTAL ASSETS	$38,584	$37,402

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share and per share data)

(Unaudited)

	March 31, 2011	December 31, 2010
LIABILITIES
Consumer products
Accounts payable	$282	$529
Accrued liabilities:
Marketing	420	447
Taxes, except income taxes	283	231
Employment costs	94	232
Settlement charges	4,568	3,535
Other	1,102	1,069
Income taxes	337
Dividends payable	798	797

Total current liabilities	7,884	6,840

Long-term debt	12,194	12,194
Deferred income taxes	4,742	4,618
Accrued pension costs	987	1,191
Accrued postretirement health care costs	2,412	2,402
Other liabilities	895	949

Total consumer products liabilities	29,114	28,194

Financial services
Deferred income taxes	3,770	3,880
Other liabilities	212	101

Total financial services liabilities	3,982	3,981

Total liabilities	33,096	32,175

Contingencies (Note 11)

Redeemable noncontrolling interest	33	32

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,621	5,751
Earnings reinvested in the business	23,601	23,459
Accumulated other comprehensive losses	(1,391)	(1,484)
Cost of repurchased stock (712,642,227 shares in 2011 and 717,221,651 shares in 2010)	(23,313)	(23,469)

Total stockholders’ equity attributable to Altria Group, Inc.	5,453	5,192

Noncontrolling interests	2	3

Total stockholders’ equity	5,455	5,195

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,584	$37,402

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Net revenues	$5,643	$5,760
Cost of sales	1,795	1,867
Excise taxes on products	1,700	1,809

Gross profit	2,148	2,084
Marketing, administration and research costs	601	641
Asset impairment and exit costs	2	7
Amortization of intangibles	6	6

Operating income	1,539	1,430
Interest and other debt expense, net	278	287
Earnings from equity investment in SABMiller	(189)	(138)

Earnings before income taxes	1,450	1,281
Provision for income taxes	512	468

Net earnings	938	813
Net earnings attributable to noncontrolling interests	(1)

Net earnings attributable to Altria Group, Inc.	$937	$813

Per share data:

Basic earnings per share attributable to Altria Group, Inc.	$0.45	$0.39

Diluted earnings per share attributable to Altria Group, Inc.	$0.45	$0.39

Dividends declared	$0.38	$0.35

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2010 and

the Three Months Ended March 31, 2011

(in millions of dollars, except per share data)

(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Comprehensive Earnings	Non- controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2009	$935	$5,997	$22,599	$(1,561)	$(23,901)	$-	$3	$4,072

Comprehensive earnings:
Net earnings (1)			3,905			3,905	1	3,906
Other comprehensive earnings, net of income taxes:
Currency translation adjustments				1		1		1
Change in net loss and prior service cost				35		35		35
Ownership share of SABMiller other comprehensive earnings				41		41		41

Total other comprehensive earnings						77	-	77

Total comprehensive earnings (2)						3,982	1	3,983

Exercise of stock options and other stock award activity		(246)			432			186
Cash dividends declared ($1.46 per share)			(3,045)					(3,045)
Other							(1)	(1)

Balances, December 31, 2010	935	5,751	23,459	(1,484)	(23,469)		3	5,195

Comprehensive earnings:
Net earnings (1)			937			937		937
Other comprehensive earnings, net of income taxes:
Change in net loss and prior service cost				32		32		32
Ownership share of SABMiller other comprehensive earnings				61		61		61

Total other comprehensive earnings						93	-	93

Total comprehensive earnings						1,030	-	1,030

Exercise of stock options and other stock award activity		(130)			156			26
Cash dividends declared ($0.38 per share)			(795)					(795)
Other							(1)	(1)

Balances, March 31, 2011	$935	$5,621	$23,601	$(1,391)	$(23,313)		$2	$5,455

(1)

Net earnings attributable to noncontrolling interests at March 31, 2011 and December 31, 2010 exclude $1 million due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section in the condensed consolidated balance sheets at March 31, 2011 and December 31, 2010, respectively. See Note 11.

(2)	Total comprehensive earnings were $883 million for the three months ended March 31, 2010, all of which were comprehensive earnings attributable to Altria Group, Inc.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products	$925	$804
- Financial services	13	9

Net earnings	938	813

Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	60	69
Deferred income tax provision	72	69
Earnings from equity investment in SABMiller	(189)	(138)
Asset impairment and exit costs, net of cash paid	(16)	(77)
Cash effects of changes:
Receivables, net	(5)	(58)
Inventories	(21)	(3)
Accounts payable	(66)	(8)
Income taxes	396	341
Accrued liabilities and other current assets	(96)	(176)
Accrued settlement charges	1,033	1,077
Pension plan contributions	(204)	(6)
Pension provisions and postretirement, net	63	50
Other	70	38
Financial services
Deferred income tax benefit	(110)	(167)
Other	137	217

Net cash provided by operating activities	2,062	2,041

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,

	2011	2010
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
Capital expenditures	$(13)	$(38)
Other	1	15
Financial services
Proceeds from finance assets	4	40

Net cash (used in) provided by investing activities	(8)	17

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
Issuances of short-term borrowings		200

Dividends paid on common stock	(794)	(706)
Issuances of common stock	21	21
Other	(163)	(154)

Net cash used in financing activities	(936)	(639)

Cash and cash equivalents:

Increase	1,118	1,419

Balance at beginning of period	2,314	1,871

Balance at end of period	$3,432	$3,290

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At March 31, 2011, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; UST LLC (“UST”), which through its direct and indirect wholly-owned subsidiaries including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless products and wine; and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 27.1% economic and voting interest in SABMiller plc (“SABMiller”) at March 31, 2011, which is accounted for under the equity method of accounting. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller, if and when SABMiller pays such dividends on its stock.

In January 2011, Altria Group, Inc.’s Board of Directors authorized a $1.0 billion one-year share repurchase program. Share repurchases under this program depend upon marketplace conditions and other factors. No shares were repurchased during the three months ended March 31, 2011 under this share repurchase program. The share repurchase program remains subject to the discretion of Altria Group, Inc.’s Board of Directors.

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

These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in Altria Group, Inc.’s Annual Report to Shareholders and which are incorporated by reference into Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.

Balance sheet accounts are segregated by two broad types of businesses. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services assets and liabilities are unclassified, in accordance with respective industry practices.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Asset Impairment, Exit, Implementation and Integration Costs:

For the three months ended March 31, 2011, total pre-tax asset impairment and exit costs were $2 million, all of which were reported in the cigarettes segment. There were no implementation and integration costs incurred during the three months ended March 31, 2011.

Pre-tax asset impairment, exit, implementation and integration costs for the three months ended March 31, 2010 consisted of the following:

	Asset Impairment and Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$5	$24	$-	$29
Smokeless products	2		7	9
Cigars			1	1
Wine			1	1

Total	$7	$24	$9	$40

The movement in the severance liability and details of asset impairment and exit costs for Altria Group, Inc. for the three months ended March 31, 2011 was as follows:

	Severance	Other	Total
		(in millions)
Severance liability balance, December 31, 2010	$26	$-	$26
Charges		2	2
Cash spent	(13)	(5)	(18)
Other		3	3

Severance liability balance, March 31, 2011	$13	$-	$13

Manufacturing Optimization Program:

PM USA ceased production at its Cabarrus, North Carolina manufacturing facility and completed the consolidation of its cigarette manufacturing capacity into its Richmond, Virginia facility on July 29, 2009. PM USA took this action to address ongoing cigarette volume declines including the impact of the federal excise tax increase enacted in early 2009. In April 2011, PM USA completed the de-commissioning of the Cabarrus facility.

PM USA continues to market for sale the Cabarrus facility and land. The future sale of the Cabarrus facility and land is not expected to have a material impact on the financial results of Altria Group, Inc.

As a result of this consolidation program, which commenced in 2007, PM USA expects to incur total pre-tax charges of approximately $800 million, which consist of employee separation costs of $325 million, accelerated depreciation of $275 million and other charges of $200 million, primarily related to the relocation of employees and equipment, net of estimated gains on sales of land and buildings. Total pre-tax charges incurred for the program through March 31, 2011 of $826 million, which are reflected in the cigarettes segment, do not reflect estimated gains from the future sales of land and buildings.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

PM USA recorded pre-tax charges for this program as follows:

	For the Three Months Ended March 31,
	2011	2010
	(in millions)
Asset impairment and exit costs	$2	$5
Implementation costs		24

Total	$2	$29

Pre-tax implementation costs related to this program were primarily related to accelerated depreciation and were included in cost of sales in the condensed consolidated statement of earnings for the three months ended March 31, 2010.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3. Benefit Plans:

Subsidiaries of Altria Group, Inc. sponsor noncontributory defined benefit pension plans covering substantially all employees of Altria Group, Inc. In certain subsidiaries, however, employees hired on or after a date specific to their employee group are eligible to participate in an enhanced defined contribution plan. This transition for new hires occurred from October 1, 2006 to January 1, 2008. In addition, effective January 1, 2010, certain employees of UST and Middleton who were participants in noncontributory defined benefit pension plans ceased to earn additional benefit service under those plans and became eligible to participate in an enhanced defined contribution plan. Altria Group, Inc. and its subsidiaries also provide health care and other benefits to the majority of retired employees.

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	For the Three Months Ended March 31,
	2011	2010
	(in millions)
Service cost	$19	$21
Interest cost	87	89
Expected return on plan assets	(106)	(104)
Amortization:
Net loss	43	33
Prior service cost	4	3

Net periodic pension cost	$47	$42

Employer Contributions

Altria Group, Inc. makes contributions to the extent that they are tax deductible, and to pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service (“IRS”) regulations. On January 7, 2011, Altria Group, Inc. made a voluntary $200 million contribution to its pension plans. Additional employer contributions of $4 million were made to Altria Group, Inc.’s pension plans during the three months ended March 31, 2011. Currently, Altria Group, Inc. anticipates making additional employer contributions of approximately $26 million to $46 million during the remainder of 2011 to its pension plans, based on current tax law. However, these estimates are subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Three Months Ended March 31,
	2011	2010
	(in millions)
Service cost	$9	$9
Interest cost	34	35
Amortization:
Net loss	9	8
Prior service credit	(5)	(4)

Net postretirement health care costs	$47	$48

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Earnings from Equity Investment in SABMiller:

Pre-tax earnings from Altria Group, Inc.’s equity investment in SABMiller consisted of the following:

	For the Three Months Ended March 31,
	2011	2010
	(in millions)
Equity earnings	$185	$106
Gains resulting from issuances of common stock by SABMiller	4	32

	$189	$138

Note 5. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended March 31,
	2011	2010
	(in millions)

Net earnings attributable to Altria Group, Inc.	$937	$813

Less: Distributed and undistributed earnings attributable to unvested restricted and deferred shares	(4)	(3)

Earnings for basic and diluted EPS	$933	$810

Weighted-average shares for basic EPS	2,084	2,074
Add: Incremental shares from stock options		3

Weighted-average shares for diluted EPS	2,084	2,077

For the three months ended March 31, 2011 and 2010 computations, there were no antidilutive stock options.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. Accumulated Other Comprehensive Losses:

The following table sets forth the changes in each component of accumulated other comprehensive losses, net of income taxes, attributable to Altria Group, Inc.:

	Currency Translation Adjustments	Changes in Net Loss and Prior Service Cost	Ownership of SABMiller’s Other Comprehensive Earnings	Accumulated Other Comprehensive Losses
	(in millions)

Balances, December 31, 2009	$3	$(1,846)	$282	$(1,561)

Period Change	1	35	41	77

Balances, December 31, 2010	4	(1,811)	323	(1,484)

Period Change		32	61	93

Balances, March 31, 2011	$4	$(1,779)	$384	$(1,391)

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. Segment Reporting:

The products of Altria Group, Inc.’s consumer products subsidiaries include cigarettes manufactured and sold by PM USA, smokeless products manufactured and sold by or on behalf of USSTC and PM USA, machine-made large cigars and pipe tobacco manufactured and sold by Middleton, and wine produced and/or distributed by Ste. Michelle. Another subsidiary of Altria Group, Inc., PMCC, maintains a portfolio of leveraged and direct finance leases. The products and services of these subsidiaries constitute Altria Group, Inc.’s reportable segments of cigarettes, smokeless products, cigars, wine and financial services.

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

Segment data were as follows:

	For the Three Months Ended March 31,
	2011	2010
	(in millions)
Net revenues:
Cigarettes	$5,026	$5,123
Smokeless products	379	381
Cigars	117	135
Wine	101	95
Financial services	20	26

Net revenues	$5,643	$5,760

Earnings before income taxes:
Operating companies income:
Cigarettes	$1,347	$1,230
Smokeless products	193	178
Cigars	22	47
Wine	12	7
Financial services	21	21
Amortization of intangibles	(6)	(6)
General corporate expenses	(50)	(47)

Operating income	1,539	1,430
Interest and other debt expense, net	(278)	(287)
Earnings from equity investment in SABMiller	189	138

Earnings before income taxes	$1,450	$1,281

See Note 2. Asset Impairment, Exit, Implementation and Integration Costs for a breakdown of asset impairment, exit, implementation and integration costs by segment, which affect the comparability of operating companies income for the segments.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Finance Assets, net:

At March 31, 2011, finance assets, net, of $4,483 million were comprised of investments in finance leases of $4,685 million, reduced by the allowance for losses of $202 million. At December 31, 2010, finance assets, net, of $4,502 million were comprised of investments in finance leases of $4,704 million, reduced by the allowance for losses of $202 million.

PMCC has assessed its allowance for losses for its entire portfolio, and believes that the allowance for losses of $202 million is adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may have to increase its allowance for losses if such conditions worsen. All PMCC lessees were current on their lease payment obligations as of March 31, 2011.

The credit quality of PMCC’s investments in finance leases as assigned by Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”) at March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011	December 31, 2010
	(in millions)
Credit Rating by Standard & Poor’s/Moody’s:
“AAA/Aaa” to “A-/A3”	$2,347	$2,343
“BBB+/Baa1” to “BBB-/Baa3”	1,144	1,148
“BB+/Ba1” and Lower	1,194	1,213

Total	$4,685	$4,704

The activity in the allowance for losses on finance assets for the three months ended March 31, 2011 and 2010 was as follows:

	For the Three Months Ended March 31,
	2011	2010
	(in millions)
Balance at beginning of the year	$202	$266
Amounts written-off		(64)

Balance at March 31	$202	$202

PMCC leased, under several lease arrangements, various types of automotive manufacturing equipment to General Motors Corporation (“GM”), which filed for bankruptcy on June 1, 2009. As of the date of the bankruptcy filing, PMCC stopped recording income on its $214 million investment in finance leases from GM. During 2009, GM rejected one of the leases, which resulted in a $49 million write-off against PMCC’s allowance for losses, lowering the investment in finance leases balance from GM to $165 million. General Motors LLC (“New GM”), which is the successor of GM’s North American automobile business, agreed to assume nearly all the remaining leases under same terms as GM, except for a rebate of a portion of future rents. The assignment of the leases to New GM was approved by the bankruptcy court and became effective in March 2010. During the first quarter of 2010, GM rejected another lease that was not assigned to New GM. The impact of the rent rebates and the 2010 lease rejection resulted in a $64 million write-off against PMCC’s allowance for losses in the first quarter of 2010. In the first quarter of 2010, PMCC participated in a transaction pursuant to which the equipment related to the rejected leases was sold to New GM. These transactions resulted in an acceleration of deferred taxes of $34 million in 2010. As of March 31, 2011 and December 31, 2010, PMCC’s investment in finance leases from New GM was $101 million.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

See Note 11. Contingencies for a discussion of the IRS’s disallowance of certain tax benefits pertaining to several PMCC leveraged lease transactions.

Note 9. Fair Value of Debt:

The aggregate fair value, based substantially on readily available quoted market prices, of Altria Group, Inc.’s total debt at March 31, 2011, was $15.4 billion, as compared with its carrying value of $12.2 billion. The aggregate fair value, based substantially on readily available quoted market prices, of Altria Group, Inc.’s total debt at December 31, 2010, was $15.5 billion, as compared with its carrying value of $12.2 billion.

Note 10. Income Taxes:

The income tax rate of 35.3% for the first quarter of 2011 decreased 1.2 percentage points from 36.5% for the first quarter of 2010, due primarily to a charge of $12 million in the first quarter of 2010 resulting from the elimination of tax deductions for retiree prescription drug subsidies under the 2010 healthcare legislation.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of April 25, 2011, April 26, 2010 and May 1, 2009.

Type of Case	Number of Cases Pending as of April 25, 2011	Number of Cases Pending as of April 26, 2010	Number of Cases Pending as of May 1, 2009
Individual Smoking and Health Cases (1)	89	85	96
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	10	7	7
Health Care Cost Recovery Actions	3	3	2
“Lights/Ultra Lights” Class Actions	30	28	27
Tobacco Price Cases	1	2	2

(1)

Does not include 2,587 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include approximately 7,225 individual smoking and health cases (3,316 state court cases and 3,939 federal court cases) brought by or on behalf of approximately 8,885 plaintiffs in Florida (4,947 state court plaintiffs and 3,938 federal court plaintiffs) following the decertification of the Engle case discussed below. It is possible that some of these cases are duplicates and that additional cases have been filed but not yet recorded on the courts’ dockets. Certain Broin plaintiffs have filed a motion seeking approximately $50 million in sanctions for alleged interference by R.J. Reynolds Tobacco Company (“R.J. Reynolds”) and PM USA with Lorillard, Inc.’s acceptance of offers of settlement in the Broin progeny cases.

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

International Tobacco-Related Cases

As of April 25, 2011, PM USA is a named defendant in Israel in one “Lights” class action and one health care cost recovery action. PM USA is a named defendant in four health care cost recovery actions in Canada, three of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in six smoking and health class actions filed in various Canadian provinces. See “Guarantees” for a discussion of the Distribution Agreement between Altria Group, Inc. and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.

Pending and Upcoming Tobacco-Related Trials

As of April 25, 2011, 33 Engle progeny cases and 5 individual smoking and health cases against PM USA are set for trial in 2011. Cases against other companies in the tobacco industry are also scheduled for trial in 2011. Trial dates are subject to change.

Trial Results

Since January 1999, verdicts have been returned in 69 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 40 of the 69 cases. These 40 cases were tried in California (5), Florida (19), Louisiana (1) (the Scott case discussed below), Mississippi (1), Missouri (2), New Hampshire (1), New Jersey (1), New York (3), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (1). A motion for a new trial was granted in one of the cases in Florida.

Of the 29 cases in which verdicts were returned in favor of plaintiffs, eleven have reached final resolution and one case (Williams – see below) has reached partial resolution. A verdict against defendants in one health care cost recovery case (Blue Cross/Blue Shield) has been reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006. In December 2008, the plaintiff in Price filed a motion with the state trial court to vacate the judgment dismissing this case in light of the United States Supreme Court’s decision in Good (see below for a discussion of developments in Good and Price). After exhausting all appeals, PM USA has paid judgments in these cases totaling $116.4 million and interest totaling $70.6 million.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The chart below lists the verdicts and post-trial developments in the cases that were pending during 2011 in which verdicts were returned in favor of plaintiffs.

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post- Trial Developments

April 2011	Florida/Allen	Engle progeny	On April 26, 2011, a Duval County jury returned a verdict in favor of plaintiffs and against PM USA and R.J. Reynolds. The jury awarded a total of $6 million in compensatory damages and $17 million in punitive damages against each of the defendants. The allocation of the compensatory award is not yet resolved.

April 2011	Florida/Tullo	Engle progeny	On April 13, 2011, a Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA, Lorillard Tobacco Company and Liggett Group. The jury awarded a total of $4.5 million in compensatory damages and allocated 45% of the fault to PM USA (an amount of $2,025,000).	On April 19, 2011, the trial court entered final judgment.

February 2011	Florida/ Huish	Engle progeny	On February 22, 2011, an Alachua County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded $750,000 in compensatory damages and allocated 25% of the fault to PM USA (an amount of $187,500). On February 24, 2011, the jury also awarded $1.5 million in punitive damages against PM USA.	On March 3, 2011, the trial court entered final judgment. PM USA filed post-trial motions, which were denied on April 14, 2011. PM USA intends to appeal the verdict.

February 2011	Florida/ Hatziyannakis	Engle progeny	On February 15, 2011, a Broward County jury returned a verdict	On April 1, 2011, the trial court denied PM USA’s post-trial motions for a new trial

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post- Trial Developments

			in favor of plaintiff and against PM USA. The jury awarded approximately $270,000 in compensatory damages and allocated 32% of the fault to PM USA (an amount of approximately $86,000).	and to set aside the verdict. PM USA intends to appeal the verdict.

August 2010	Florida/ Piendle	Engle progeny	In August 2010, a Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $4 million in compensatory damages and allocated 27.5% of the fault to PM USA (an amount of approximately $1.1 million). The jury also awarded $90,000 in punitive damages against PM USA.	In September 2010, the trial court entered final judgment. On January 18, 2011, the trial court denied the parties’ post-trial motions. On February 8, 2011, PM USA filed its notice of appeal and has posted a $1.2 million bond.

July 2010	Florida/ Tate	Engle progeny	In July 2010, a Broward County jury in the Tate trial returned a verdict in favor of the plaintiff and against PM USA. The jury awarded $8 million in compensatory damages and allocated 64% of the fault to PM USA (an amount of approximately $5.1	In August 2010, the trial court entered final judgment, and PM USA filed its notice of appeal and posted a $5 million appeal bond.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post- Trial Developments

million). The jury also awarded approximately $16.3 million in punitive damages against PM USA.

April 2010	Florida/ Putney	Engle progeny	In April 2010, a Broward County jury in the Putney trial returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded approximately $15.1 million in compensatory damages and allocated 15% of the fault to PM USA (an amount of approximately $2.3 million). The jury also awarded $2.5 million in punitive damages against PM USA.	In August 2010, the trial court entered final judgment. PM USA filed its notice of appeal and posted a $1.6 million appeal bond.

March 2010	Florida/ R. Cohen	Engle progeny	In March 2010, a Broward County jury in the R. Cohen trial returned a verdict in favor of the plaintiff and against PM USA and R.J. Reynolds. The jury awarded $10 million in compensatory damages and allocated 33 1/3% of the fault to PM USA (an amount of approximately $3.3	In July 2010, the trial court entered final judgment and, in August 2010, PM USA filed its notice of appeal. In October 2010, PM USA posted a $2.5 million appeal bond.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post- Trial Developments

million). The jury also awarded a total of $20 million in punitive damages, assessing separate $10 million awards against both defendants.

March 2010	Florida/ Douglas	Engle progeny	In March 2010, the jury in the Douglas trial (conducted in Hillsborough County) returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded $5 million in compensatory damages. Punitive damages were dismissed prior to trial. The jury allocated 18% of the fault to PM USA, resulting in an award of $900,000.	In June 2010, PM USA filed its notice of appeal and posted a $900,000 appeal bond. In September 2010, the plaintiff filed with the trial court a challenge to the constitutionality of the Florida bond cap statute.

November 2009	Florida/ Naugle	Engle progeny	In November 2009, a Broward County jury in the Naugle trial returned a verdict in favor of the plaintiff and against PM USA. The jury awarded approximately $56.6 million in compensatory damages and $244 million in punitive damages. The jury allocated 90% of the fault to PM	In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages. In April 2010, PM USA filed its notice of appeal and posted a $5 million appeal bond. In August 2010, upon the motion of PM

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post- Trial Developments

			USA.	USA, the trial court entered an amended final judgment of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages to correct a clerical error. The case remains on appeal.

August 2009	Florida/ F. Campbell	Engle progeny	In August 2009, the jury in the F. Campbell trial (conducted in Escambia County) returned a verdict in favor of the plaintiff and against R.J. Reynolds, PM USA and Liggett Group. The jury awarded $7.8 million in compensatory damages. In September 2009, the trial court entered final judgment and awarded the plaintiff $156,000 in damages against PM USA due to the jury allocating only 2% of the fault to PM USA.	In January 2010, defendants filed their notice of appeal, and PM USA posted a $156,000 appeal bond. On March 14, 2011, the Florida First District Court of Appeals affirmed per curiam (with citation) the trial court’s decision without issuing an opinion. PM USA has asked the Court of Appeals to certify its decision to the Florida Supreme Court as a matter of public importance.

August 2009	Florida/ Barbanell	Engle progeny	In August 2009, a Broward County jury in the Barbanell trial returned a verdict in favor of the	A notice of appeal was filed by PM USA in September 2009, and PM USA posted a $1.95 million appeal bond.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post- Trial Developments

plaintiff, awarding $5.3 million in compensatory damages. The judge had previously dismissed the punitive damages claim. In September 2009, the trial court entered final judgment and awarded plaintiff $1.95 million in actual damages. The judgment reduced the jury’s $5.3 million award of compensatory damages due to the jury allocating 36.5% of the fault to PM USA.

February 2009	Florida/ Hess	Engle progeny	In February 2009, a Broward County jury in the Hess trial found in favor of plaintiffs and against PM USA. The jury awarded $3 million in compensatory damages and $5 million in punitive damages. In June 2009, the trial court entered final judgment and awarded plaintiffs $1,260,000 in actual damages and $5 million in punitive damages. The judgment reduced the jury’s $3 million award of compensatory	PM USA noticed an appeal to the Fourth District Court of Appeal in July 2009. In April 2010, the trial court signed an order releasing a previously posted bond pursuant to an agreement between the parties. The case remains on appeal to the Florida District Court of Appeals for the Fourth District. Argument was heard on March 16, 2011.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post- Trial Developments

damages due to the jury allocating 42% of the fault to PM USA.

August 2006	District of Columbia/ United States of America	Health Care Cost Recovery	Finding that defendants, including Altria Group, Inc. and PM USA, violated the civil provisions of RICO. No monetary damages were assessed, but the court made specific findings and issued injunctions. See Federal Government’s Lawsuit below.	See Federal Government’s Lawsuit below.

May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million against all defendants, including PM USA, jointly and severally, to fund a 10-year smoking cessation program.	See Scott Class Action below.

October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	See discussion (1) below.

March 2002	Oregon/ Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.	In May 2002, the trial court reduced the punitive damages award to $100 million. In October 2002, PM USA posted an appeal bond of approximately $58.3 million. In May 2006, the Oregon

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post- Trial Developments

Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the court of appeals’ decision reversing and remanding the case for a new trial on punitive damages. In June 2010, the Oregon Supreme Court affirmed the court of appeals’ decision and remanded the case to the trial court for a new trial limited to the question of punitive damages. In July 2010, plaintiff filed a petition for rehearing with the Oregon Supreme Court. On December 30, 2010, the Oregon Supreme Court reaffirmed its earlier ruling, clarified that the only issue for retrial is the amount of punitive damages, if any, and awarded PM USA approximately $500,000 in costs. On January 7, 2011, the trial court issued an order releasing PM USA’s appeal bond.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post- Trial Developments

On March 15, 2011, PM USA filed a claim against the plaintiffs for its costs and disbursements on appeal, plus interest.

March 1999	Oregon/ Williams	Individual Smoking and Health	$800,000 in compensatory damages (capped statutorily at $500,000), $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.	See discussion (2) below.

(1)

Bullock: In December 2002, the trial court reduced the punitive damages award to $28 million. In April 2006, the California Court of Appeal affirmed the $28 million punitive damages award. In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction of the punitive damages award and granted PM USA’s petition for review challenging the punitive damages award. The court granted review of the case on a “grant and hold” basis under which further action by the court was deferred pending the United States Supreme Court’s 2007 decision on punitive damages in the Williams case described below. In February 2007, the United States Supreme Court vacated the punitive damages judgment in Williams and remanded the case to the Oregon Supreme Court for proceedings consistent with its decision. In May 2007, the California Supreme Court transferred the case to the Second District of the California Court of Appeal with directions that the court vacate its 2006 decision and reconsider the case in light of the United States Supreme Court’s decision in Williams. In January 2008, the California Court of Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. In March 2008, plaintiffs and PM USA appealed to the California Supreme Court. In April 2008, the California Supreme Court denied both petitions for review. In July 2008, $43.3 million of escrow funds were returned to PM USA. The case was remanded to the superior court for a new trial on the amount of punitive damages, if any. In August 2009, the jury returned a verdict, and in December 2009, the superior court entered a judgment, awarding plaintiff $13.8 million in punitive damages, plus costs. In December 2009, PM USA filed a motion for judgment notwithstanding the verdict that seeks a reduction of the punitive damages award, which motion was denied in January 2010. PM USA noticed an appeal in February 2010 and posted an appeal bond of approximately $14.7 million. As of March 31, 2011, PM USA has recorded a provision of approximately $1.8 million for compensatory damages, costs and interest.

(2)

Williams: The trial court reduced the punitive damages award to approximately $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. Following the Oregon Supreme Court’s refusal to hear PM

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

USA’s appeal, PM USA recorded a provision of $32 million and petitioned the United States Supreme Court for further review (PM USA later recorded additional provisions of approximately $29 million related primarily to accrued interest). In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In February 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. The United States Supreme Court granted PM USA’s petition for writ of certiorari in May 2006. In February 2007, the United States Supreme Court vacated the $79.5 million punitive damages award, holding that the United States Constitution prohibits basing punitive damages awards on harm to non-parties. The Court also found that states must assure that appropriate procedures are in place so that juries are provided with proper legal guidance as to the constitutional limitations on awards of punitive damages. Accordingly, the Court remanded the case to the Oregon Supreme Court for further proceedings consistent with this decision. In January 2008, the Oregon Supreme Court affirmed the Oregon Court of Appeals’ June 2004 decision, which in turn, upheld the jury’s compensatory damages award and reinstated the jury’s award of $79.5 million in punitive damages. In March 2008, PM USA filed a petition for writ of certiorari with the United States Supreme Court, which was granted in June 2008. In March 2009, the United States Supreme Court dismissed the writ of certiorari as being improvidently granted. Subsequent to the United States Supreme Court’s dismissal, PM USA paid $61.1 million to the plaintiffs, representing the compensatory damages award, forty percent of the punitive damages award and accrued interest. Oregon state law requires that sixty percent of any punitive damages award be paid to the state. However, PM USA believes that, as a result of the Master Settlement Agreement (“MSA”), it is not liable for the sixty percent that would be paid to the state. Oregon and PM USA are parties to a proceeding in Oregon state court that seeks a determination of PM USA’s liability for that sixty percent. If PM USA prevails, its obligation to pay punitive damages will be limited to the forty percent previously paid to the plaintiff. The court has consolidated that MSA proceeding with Williams, where plaintiff seeks to challenge the constitutionality of the Oregon statute apportioning the punitive damages award and claims that any punitive damages award released by the state reverts to plaintiff. In February 2010, the trial court ruled that the state is not entitled to collect its sixty percent share of the punitive damages award. In June 2010, after hearing argument, the trial court held that, under the Oregon statute, PM USA is not required to pay the sixty percent share to plaintiff. In October 2010, the trial court rejected plaintiff’s argument that the Oregon statute regarding allocation of punitive damages is unconstitutional. The combined effect of these rulings is that PM USA would not be required to pay the state’s sixty percent share of the punitive damages award. Both the plaintiff in Williams and the state appealed these rulings to the Oregon Court of Appeals. In December 2010, on its own motion, the Oregon Court of Appeals certified the appeals to the Oregon Supreme Court and the Oregon Supreme Court accepted certification. Argument on the merits of the appeals is set for September 19, 2011.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Security for Judgments

To obtain stays of judgments pending current appeals, as of March 31, 2011, PM USA has posted various forms of security totaling approximately $45 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheets.

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

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s decision, expired in January 2008. As of April 25, 2011, approximately 7,225 cases (3,316 state court cases and 3,939 federal court cases) were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 8,885 plaintiffs (4,947 state court plaintiffs and 3,938 federal court plaintiffs). It is possible that some of these cases are duplicates. Some of these cases have been removed from various Florida state courts to the federal district courts in Florida, while others were filed in federal court. In July 2007, PM USA and other defendants requested that the multi-district litigation panel order the transfer of all such cases pending in the federal courts, as well as any other Engle progeny cases that may be filed, to the Middle District of Florida for pretrial coordination. The panel denied this request in December 2007. In October 2007, attorneys for plaintiffs filed a motion to consolidate all pending and future cases filed in the state trial court in Hillsborough County. The court denied this motion in November 2007. In February 2008, the trial court decertified the class except for purposes of the May 2001 bond stipulation, and formally vacated the punitive damages award pursuant to the Florida Supreme Court’s mandate. In April 2008, the trial court ruled that certain defendants, including PM USA, lacked standing with respect to allocation of the funds escrowed under the May 2001 bond stipulation and will receive no credit at this time from the $500 million paid by PM USA against any future punitive damages awards in cases brought by former Engle class members.

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

Federal Engle Progeny Cases

Three federal district courts (in the Merlob, Brown and Burr cases) ruled that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings (Brown and Burr) were certified by the trial court for interlocutory review. The certification in both cases was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated. In February 2009, the appeal in Burr was dismissed for lack of prosecution. In July 2010, the Eleventh Circuit ruled that plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. Rather, plaintiffs may only use the findings to establish those specific facts, if any, that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made. In the Burr case, PM

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

USA has filed a motion seeking a ruling from the district court regarding the preclusive effect of the Engle findings pursuant to the Eleventh Circuit’s decision in Brown.

Engle progeny cases pending in the federal district courts in the Middle District of Florida asserting individual claims by or on behalf of approximately 3,900 plaintiffs remain stayed. There are currently 12 active cases pending in federal court.

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

On January 4, 2011, the trial court in the Clay case rejected plaintiffs’ bond cap statute challenge and declared the statute constitutional. Plaintiffs appealed this decision and, on April 12, 2011, the District Court of Appeal for the First District of Florida affirmed the trial court’s decision. On April 25, 2011, trial court rulings were rendered in Alexander, Townsend and Hall rejecting the plaintiffs’ bond cap statute challenges in those cases.

Engle Progeny Trial Results

As of April 26, 2011, twenty-three Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Thirteen verdicts (see Hess, Barbanell, F. Campbell, Naugle, Douglas, R. Cohen, Putney, Tate, Piendle, Hatziyannakis, Huish, Tullo and Allen descriptions in the table above) were returned in favor of plaintiffs and ten verdicts were returned in favor of PM USA (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Frazier, C. Campbell, Rohr, Espinosa and Oliva). Engle progeny trial results adverse to PM USA are included in the totals provided in Trial Results above. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of April 26, 2011.

In Lukacs, a case that was tried to verdict before the Florida Supreme Court Engle decision, the Florida Third District Court of Appeal in March 2010 affirmed per curiam the trial court decision without issuing an opinion. Under Florida procedure, further review of a per curiam affirmance without opinion by the Florida Supreme Court is generally prohibited. Subsequently in 2010, after defendants’ petition for rehearing with the Court of Appeal was denied, defendants paid the judgment.

In October 2010, juries in five Engle progeny cases (Warrick, Willis, Frazier, C. Campbell and Rohr) returned verdicts in favor of PM USA. The Warrick, Willis and C. Campbell cases have concluded.

In November 2010, the jury in the Espinosa case returned a verdict in favor of PM USA. Plaintiff initially noticed an appeal but on February 9, 2011 voluntarily dismissed his appeal.

On March 28, 2011, the jury in the Oliva case returned a verdict in favor of PM USA. On April 19, 2011, the trial court in the B. Allen case declared a mistrial after the jury failed to reach a verdict.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Appeals of Engle Progeny Verdicts

Plaintiffs in various Engle progeny cases have appealed adverse rulings or verdicts, and in some cases, PM USA has cross-appealed. PM USA’s appeals of adverse verdicts are discussed in Trial Results above.

In December 2010, in a case against R.J. Reynolds in Escambia County (Martin), the Florida First District Court of Appeals issued the first ruling by a Florida intermediate appellate court to substantively address the Brown decision of the United States Circuit Court of Appeals for the Eleventh Circuit, affirming the final judgment entered in plaintiff’s favor imposing both compensatory and punitive damages. The panel held that the trial court correctly construed the Florida Supreme Court’s 2006 decision in Engle in instructing the jury on the preclusive effect of the first phase of the Engle proceedings, expressly disagreeing with certain aspects of the Brown decision. On February 11, 2011, the district court of appeals denied R.J. Reynolds’ request for en banc review and certification of the appeal to the Florida Supreme Court. On March 14, 2011, R.J. Reynolds filed a petition for discretionary review with the Florida Supreme Court.

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

In April 2010, the Louisiana Fourth Circuit Court of Appeal issued a decision that affirmed in part prior decisions ordering the defendants to fund a statewide 10-year smoking cessation program. In its decision, the Court of Appeal amended and, as amended, affirmed the amended 2008 trial court judgment and ruled that, although the trial court erred, the defendants have no right to a trial to determine, among other things, those class members with valid claims not barred by Louisiana law. After conducting its own independent review of the record, the Court of Appeal made its own factual findings with respect to liability and the amount owed, lowering the amount of the judgment to approximately $241 million, plus interest commencing July 21, 2008, the date of entry of the amended judgment (which as of March 31, 2011 is approximately $34 million). In its decision, the Court of Appeal disallowed approximately $80 million in post-judgment interest. In addition, the Court of Appeal declined plaintiffs’ cross appeal requests for a medical monitoring program and reinstatement of other components of the smoking cessation program. The Court of Appeal specifically reserved to the defendants the right to assert claims to any unspent or unused surplus funds at the termination of the smoking cessation program. In June 2010, defendants and plaintiffs filed separate writ of certiorari applications with the Louisiana Supreme Court. The Louisiana Supreme Court denied both sides’ applications. In September 2010, upon defendants’ application, the United States Supreme Court granted a stay of the judgment pending the defendants’ filing and the Court’s disposition of the defendants’ petition for a writ of certiorari. The defendants filed their petition for a writ of certiorari in December 2010, which remains pending. As of March 31, 2011, PM USA has recorded a provision of $26 million in connection with the case and has recorded additional provisions of approximately $3.7 million related to accrued interest.

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

Class certification has been denied or reversed by courts in 59 smoking and health class actions involving PM USA in Arkansas (1), California (1), the District of Columbia (2), Florida (2), Illinois (3), Iowa (1), Kansas (1), Louisiana (1), Maryland (1), Michigan (1), Minnesota (1), Nevada (29), New Jersey (6), New York (2), Ohio (1), Oklahoma (1), Pennsylvania (1), Puerto Rico (1), South Carolina (1), Texas (1) and Wisconsin (1).

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

Medical Monitoring Class Actions

A class remains certified in the Scott class action discussed above. Four other purported medical monitoring class actions are pending against PM USA. These cases have been brought in New York (Caronia, filed in January 2006 in the United States District Court for the Eastern District of New York), Massachusetts (Donovan, filed in December 2006 in the United States District Court for the District of Massachusetts), California (Xavier, filed in May 2010 in the United States District Court for the Northern District of California), and Florida (Gargano, filed in November 2010 in the United States District Court for the Southern District of Florida) on behalf of each state’s respective residents who: are age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT Scanning in order to identify and diagnose lung cancer. Plaintiffs in these cases do not seek punitive damages.

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

In Donovan, the Supreme Judicial Court of Massachusetts, in answering questions certified to it by the district court, held in October 2009 that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The court also ruled that whether or not the case is barred by the applicable statute of limitations is a factual issue to be determined by the trial court. The case was remanded to federal court for further proceedings. In June 2010, the district court granted in part the plaintiffs’ motion for class certification, certifying the class as to plaintiffs’ claims for breach of implied warranty and violation of the Massachusetts Consumer Protection Act, but denying certification as to plaintiffs’ negligence claim. In July 2010, PM USA petitioned the United States Court of Appeals for the First Circuit for appellate review of the class certification decision. The petition was denied in September 2010. As a remedy, plaintiffs have proposed a 28-year medical monitoring program with an approximate cost of $190 million. On April 5, 2011, plaintiffs moved to amend their class certification to extend the cut-off date for individuals to satisfy the class membership criteria from December 14, 2006 to August 1, 2011. Trial has been set for August 1, 2011.

In Xavier, in October 2010, the trial court granted PM USA’s motion to dismiss plaintiffs’ unfair competition claim and independent medical monitoring cause of action. On February 10, 2011, plaintiffs filed a motion for class certification. On February 24, 2011, PM USA filed various motions, including several motions for summary judgment. On April 18, 2011, the district court denied PM USA’s motion for judgment on the pleadings, granted in part PM USA’s motion for summary judgment and denied plaintiffs’ motion for class certification. The two claims for relief that remain before the court are strict design defect and negligent design and testing. Plaintiffs have indicated that they intend to seek appellate review of the certification order. Although a class has not been certified, trial remains set for November 14, 2011.

In Gargano, PM USA filed a motion to dismiss in December 2010. On January 18, 2011, plaintiff filed an amended complaint with the trial court’s permission. On February 14, 2011, PM USA filed a motion to dismiss the amended complaint.

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

In the health care cost recovery case brought by the City of St. Louis, Missouri and approximately 40 Missouri hospitals, in which PM USA is a defendant (City of St. Louis), the trial court in July 2010, granted defendants’ motion for summary judgment with respect to certain of plaintiffs’ claims on the grounds that they were preempted. The court had earlier denied a number of other summary judgment motions by defendants and denied plaintiffs’ motion for summary judgment claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described below). The court also had previously granted defendants’ motion for partial summary judgment on plaintiffs’ claim for future damages (although in November 2010, the trial court ruled that the damages period for the case would extend through December 31, 2010). In September 2010, the trial court denied several of defendants’ summary judgment motions, but granted defendants’ motion seeking to prevent plaintiffs from recovering the “present value” of their damages, which are alleged to amount to approximately $300 million. In October 2010, the trial court granted defendants summary judgment with respect to plaintiffs’ fraud and negligent misrepresentation claims. Trial on the remaining issues in this case began on January 10, 2011. On April 8, 2011, USSTC and Altria Group, Inc. were dismissed from the case.

Individuals and associations have also sued in purported class actions or as private attorneys general under the Medicare as Secondary Payer (“MSP”) provisions of the Social Security Act to recover from defendants Medicare expenditures allegedly incurred for the treatment of smoking-related diseases. Cases brought in New York (Mason), Florida (Glover) and Massachusetts (United Seniors Association) have been dismissed by federal courts. In April 2008, an action, National Committee to Preserve Social Security and Medicare, et al. v. Philip Morris USA, et al. (“National Committee I”), was brought under the MSP statute in the Circuit Court of the Eleventh Judicial Circuit of and for Miami County, Florida, but was dismissed voluntarily in May 2008. The action purported to be brought on behalf of Medicare to recover an unspecified amount of damages equal to double the amount paid by Medicare for smoking-related health care services provided from April 19, 2002 to the present. A companion case brought in the United States District Court for the Eastern District of New York in May 2008 (National Committee to Preserve Social Security, et al. v. Philip Morris USA, et al.) was dismissed in December 2010, concluding the litigation.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA and Altria Group, Inc., in Israel (1), the Marshall Islands (dismissed), and Canada (4), and other entities have stated that they are considering filing such actions. In the case in Israel, the defendants’ appeal of the district court’s denial of their motion to dismiss was heard by the Israel Supreme Court in March 2005, and the parties are awaiting the court’s decision. In September 2005, in the first of the four health care cost recovery cases filed in Canada, the Canadian Supreme Court ruled that legislation passed in British Columbia permitting the lawsuit is constitutional, and, as a result, the case, which had previously been dismissed by the trial court, was permitted to proceed. PM USA’s and other defendants’ challenge to the British Columbia court’s exercise of jurisdiction was rejected by the Court of Appeals of British Columbia and, in April 2007, the Supreme Court of Canada denied review of that decision. In December 2009, the Court of Appeals of British Columbia ruled that certain defendants can proceed against the Federal Government of Canada as third parties on the theory that the Federal Government of Canada negligently misrepresented to defendants the efficacy of a low tar tobacco variety that the Federal Government of Canada developed and licensed to defendants. In May 2010, the Supreme Court of Canada granted leave to the Federal Government of Canada to appeal this decision and leave to defendants to cross-appeal the Court of Appeals’ decision to dismiss claims against the Federal Government of Canada based on other theories of liability. The Supreme Court of Canada heard the appeal on February 24, 2011. During 2008, the Province of New Brunswick, Canada, proclaimed into law previously adopted legislation allowing reimbursement claims to be brought against cigarette manufacturers, and it filed suit shortly thereafter. In September 2009, the Province of Ontario, Canada, filed suit against a number of cigarette manufacturers based on previously adopted legislation nearly identical in substance to the New Brunswick health care cost recovery legislation. On February 8, 2011, the Province of Newfoundland and Labrador filed a case substantially similar to the ones brought by New Brunswick and Ontario. PM USA is named as a defendant in the British Columbia case, while Altria Group, Inc. and PM USA are named as defendants in the New Brunswick, Ontario and Newfoundland cases. Several other provinces and territories in Canada have enacted similar legislation or are in the process of enacting similar legislation. See “Guarantees” for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make substantial annual payments of approximately $9.4 billion each year, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended March 31, 2011 and March 31, 2010, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was approximately $1.1 billion and $1.2 billion, respectively.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Possible Adjustments in MSA Payments for 2003 to 2010

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

In March 2006, an independent economic consulting firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2003. In February 2007, this same firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2004. In February 2008, the same economic consulting firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2005. A different economic consulting firm was selected to make the “significant factor” determination regarding the participating manufacturers’ collective loss of market share for the year 2006. In March 2009, this firm determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2006. Following the firm’s determination for 2006, the OPMs and the states agreed that the states would not contest that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the years 2007, 2008 and 2009. Accordingly, the OPMs and the states have agreed that no “significant factor” determination by the firm will be necessary with respect to the participating manufacturers’ collective loss of market share for the years 2007, 2008 and 2009. This agreement became effective for 2007 and 2008 on February 1, 2010 and February 1, 2011, respectively, and will become effective for 2009 on February 1, 2012. The MSA’s Independent Auditor has determined that the participating manufacturers collectively lost market share for 2010. A proceeding before an economic consulting firm with respect to a “significant factor” determination for 2010 losses of market share cannot be commenced until April 2012.

Following the economic consulting firm’s determination with respect to 2003, thirty-eight states filed declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow statute during 2003. The OPMs and other MSA-participating manufacturers responded to these actions by filing motions to compel arbitration in accordance with the terms of the MSA, including filing motions to compel arbitration in eleven MSA states and territories that did not file declaratory judgment actions. Courts in all but one of the forty-six MSA states and the District of Columbia and Puerto Rico have ruled that the question of whether a state diligently enforced its escrow statute during 2003 is subject to

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

arbitration. One state court (in State of Montana) has ruled that the diligent enforcement claims of that state may be litigated in state court, rather than in arbitration. Several of these rulings may be subject to further review. In January 2010, the OPMs filed a petition for a writ of certiorari in the United States Supreme Court seeking further review of the one decision holding that a state’s diligent enforcement claims may be litigated in state court, rather than in arbitration. The petition was denied in June 2010. Following the denial of this petition, Montana renewed an action in its state court seeking a declaratory judgment that it diligently enforced its escrow statute during 2003 and other relief. The OPMs moved to stay that action and on January 28, 2011 the state court granted the OPMs’ motion. Montana has filed a petition in the Montana Supreme Court requesting that the stay be lifted.

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

Once a significant factor determination in favor of the participating manufacturers for a particular year has been made by the economic consulting firm, or the states’ agreement not to contest significant factor for a particular year has become effective, PM USA has the right under the MSA to pay the disputed amount of the NPM Adjustment for that year into a disputed payments account or withhold it altogether. PM USA has made its full MSA payment due in each year from 2006 – 2010 to the states (subject to a right to recoup the NPM Adjustment amount in the form of a credit against future MSA payments), even though it had the right to deduct the disputed amounts of the 2003 – 2007 NPM Adjustments, as described above, from such MSA payments. PM USA paid its share of the amount of the disputed 2008 NPM Adjustment shown below into the MSA’s disputed payments account in connection with its MSA payment due in 2011. The approximate maximum principal amounts of PM USA’s share of the disputed NPM Adjustment for the years 2003 through 2009, as currently calculated by the MSA’s Independent Auditor, are as follows (the 2003 – 2008 amounts shown below, which have been paid to the states or into the disputed payments account, do not include the interest or earnings thereon to which PM USA believes it would be entitled in the manner provided in the MSA):

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Year for which NPM Adjustment calculated	2003	2004	2005	2006	2007	2008	2009

Year in which deduction for NPM Adjustment may be taken	2006	2007	2008	2009	2010	2011	2012

PM USA’s Approximate Share of Disputed NPM Adjustment (in millions)	$337	$388	$181	$154	$207	$267	$211

As indicated above, the MSA’s Independent Auditor has determined that the participating manufacturers have collectively lost market share for 2010, but a significant factor proceeding for a 2010 NPM Adjustment cannot be commenced until April 2012. Based on the Independent Auditor’s current calculations, the approximate maximum principal amount of PM USA’s share of any NPM Adjustment for 2010 would be $209 million.

The foregoing amounts may be recalculated by the Independent Auditor if it receives information that is different from or in addition to the information on which it based these calculations, including, among other things, if it receives revised sales volumes from any participating manufacturer. Disputes among the manufacturers could also reduce the foregoing amounts. The availability and the precise amount of any NPM Adjustment for 2003, 2004, 2005, 2006, 2007, 2008, 2009 and 2010 will not be finally determined until 2012 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment as a result of these proceedings, and the amount of any adjustment received for a year could be less than the amount for that year listed above. If the OPMs do receive such an adjustment through these proceedings, the adjustment would be allocated among the OPMs pursuant to the MSA’s provisions. It is expected that PM USA would receive its share of any adjustments for 2003 - 2007 in the form of a credit against future MSA payments and its share of any adjustment for 2008 in the form of a withdrawal from the disputed payments account.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Without naming PM USA or any other private party as a defendant, NPMs and/or their distributors or customers have filed several legal challenges to the MSA and related legislation. New York state officials are defendants in a lawsuit (Freedom Holdings) filed in the United States District Court for the Southern District of New York in which cigarette importers allege that the MSA and/or related legislation violates federal antitrust laws and the Commerce Clause of the United States Constitution. In a separate proceeding pending in the same court (Pryor), plaintiffs assert the same theories against not only New York officials but also the Attorneys General for thirty other states. The United States Court of Appeals for the Second Circuit has held that the allegations in both actions, if proven, establish a basis for relief on antitrust and Commerce Clause grounds and that the trial courts in New York have personal jurisdiction sufficient to enjoin other states’ officials from enforcing their MSA-related legislation. On remand in Freedom Holdings, the trial court granted summary judgment for the New York officials and lifted a preliminary injunction against New York officials’ enforcement against plaintiffs of the state’s “allocable share” amendment to the MSA’s Model Escrow Statute. The United States Court of Appeals for the Second Circuit affirmed that decision in October 2010. Plaintiffs’ petition before the United States Supreme Court for a writ of certiorari was denied on March 28, 2011. On remand in Pryor, the trial court held that plaintiffs are unlikely to succeed on the merits and refused to enjoin the enforcement of New York’s allocable share amendment to the MSA’s Model Escrow Statute. That decision was affirmed by the United States Court of Appeals for the Second Circuit. The parties in that case have filed cross-motions for summary judgment, and the trial court heard oral argument on those motions in April 2010. On March 17, 2011, the Pryor trial court granted summary judgment on all claims for the New York state officials.

In another action (Xcaliber), the United States Court of Appeals for the Fifth Circuit reversed a trial court’s dismissal of challenges to MSA-related legislation in Louisiana under the First and Fourteenth Amendments to the United States Constitution. On remand in that case, and in another case filed against the Louisiana Attorney General (S&M Brands), trial courts have granted summary judgment for the Louisiana Attorney General. The United States Court of Appeals for the Fifth Circuit affirmed those judgments in decisions issued in July 2010 and August 2010. Plaintiffs in the S&M Brands case filed a petition for a writ of certiorari in the United States Supreme Court in November 2010, which petition was denied on March 7, 2011.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In July 2009, defendants filed petitions for a rehearing before the panel and for a rehearing by the entire Court of Appeals. Defendants also filed a motion to vacate portions of the trial court’s judgment on the grounds of mootness because of the passage of the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”), granting the United States Food and Drug Administration broad authority over the regulation of tobacco products. In September 2009, the Court of Appeals entered three per curiam rulings. Two of them denied defendants’ petitions for panel rehearing or for rehearing en banc. In the third per curiam decision, the Court of Appeals denied defendants’ suggestion of mootness and motion for partial vacatur. The Court of Appeals subsequently granted motions staying the issuance of its mandate pending the filing and disposition of petitions for writs of certiorari to the United States Supreme Court. In February 2010, PM USA and Altria Group, Inc. filed their certiorari petitions with the United States Supreme Court. In addition, the federal government and the intervenors filed their own certiorari petitions, asking the court to reverse an earlier Court of Appeals decision and hold that civil RICO allows the trial court to order disgorgement as well as other equitable relief, such as smoking cessation remedies, designed to redress continuing consequences of prior RICO violations. In June 2010, the United States Supreme Court denied all of the parties’ petitions. In July 2010, the Court of Appeals issued its mandate lifting the stay of the trial court’s judgment and remanding the case to the trial court.

As a result of the mandate, except for those matters remanded to the trial court for further proceedings, defendants are now subject to the injunction discussed above and the other elements of the trial court’s judgment. In September 2010, the trial court held a status conference to hear the parties’ preliminary views regarding the remaining issues to be addressed on remand. These issues include the placement and content of corrective communications, the exclusivity of the court’s jurisdiction to enforce the injunction, document coding and the maintenance of a document depository. In December 2010, the trial court issued an order that, among other things: (1) ordered the government to submit its proposed corrective statements by February 3, 2011; (2) ordered the parties to file a joint status report by February 3, 2011 regarding the degree to which they have reached agreement on a number of issues; and (3) confirmed that the Council for Tobacco Research and the Tobacco Institute are dismissed from the case.

The defendants filed their joint status report on February 3, 2011. On February 4, 2011, the government submitted its proposed corrective statements. On February 24, 2011, the trial court held a status conference and subsequently, among other things, (1) ordered the defendants to file a response to the Government’s proposed corrective statements by March 3, 2011, (2) required defendants to file any motion to vacate the trial court’s injunction in light of the FSPTCA by March 3, 2011, (3) ordered the parties to file simultaneous briefs regarding their respective positions on point-of-sale display communications by April 1, 2011, (4) ordered defendants to file motion on who may enforce the court’s injunction, and where, by April 24, 2011, and (5) referred additional issues relating to a document repository to a special master. The parties have complied with these deadlines and responsive briefing is underway.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury, and damages, the statute of limitations, express preemption by the Federal Cigarette Labeling and Advertising Act (“FCLAA”) and implied preemption by the policies and directives of the FTC, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of April 25, 2011, a total of thirty such cases were pending in the United States. Sixteen of these cases were pending in a multidistrict litigation proceeding in a single U.S. federal court as discussed below. The other cases were pending in various U.S. state courts. In addition, a purported “Lights” class action is pending against PM USA in Israel. Other entities have stated that they are considering filing such actions against Altria Group, Inc. and PM USA.

In the one “Lights” case pending in Israel, hearings on plaintiffs’ motion for class certification were held in November and December 2008. An additional hearing on class certification is scheduled for November 2011. See “Guarantees” for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

Certain Developments Since December 2008 Good Decision

Since the December 2008 United States Supreme Court decision in Good, and through April 25, 2011, twenty-four purported “Lights” class actions were served upon PM USA and Altria Group, Inc. These cases were filed in 14 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA.

A number of purported “Lights” class actions have been transferred and consolidated by the Judicial Panel on Multidistrict Litigation (“JPMDL”) before the United States District Court for the District of Maine for pretrial proceedings (“MDL proceeding”). As of April 25, 2011, sixteen cases against Altria Group, Inc.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

and/or PM USA were pending in or awaiting transfer to the MDL proceeding. These cases, and the states in which each originated, are: Biundo (Illinois), Calistro (U.S. Virgin Islands), Corse (Tennessee), Domaingue (New York), Good (Maine), Haubrich (Pennsylvania), McClure (Tennessee), Mirick (Mississippi), Mulford (New Mexico), Parsons (District of Columbia), Phillips (Ohio), Slater (District of Columbia), Tang (New York), Tyrer (California), Williams (Arkansas) and Wyatt (Wisconsin). In November 2010, the district court in the MDL proceeding remanded the Watson case to Arkansas state court.

In November 2009, plaintiffs in the MDL proceeding filed a motion seeking collateral estoppel effect from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above), which motion was denied in March 2010. In May 2010, July 2010 and September 2010, the district court denied all of PM USA’s summary judgment motions. In November 2010, the district court denied plaintiffs’ motion for class certification in four cases, covering the jurisdictions of California, the District of Columbia, Illinois and Maine. These jurisdictions were selected by the parties as sample cases, with two selected by plaintiffs and two selected by defendants. Plaintiffs sought appellate review of this decision but, on February 22, 2011, the United States Court of Appeals for the First Circuit denied plaintiffs’ petition for leave to appeal. On April 15, 2011, the district court issued an order requiring that plaintiffs advise by May 16, 2011 whether they will dismiss their cases and, if not, whether they object to the class certification order being applied to all cases in the MDL proceeding not dismissed.

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

In Cleary, which was pending in an Illinois federal court, the district court dismissed plaintiffs’ “Lights” claims against one defendant and denied plaintiffs’ request to remand the case to state court. In September 2009, the court issued its ruling on PM USA’s and the remaining defendants’ motion for summary judgment as to all “Lights” claims. The court granted the motion as to all defendants except PM USA. As to PM USA, the court granted the motion as to all “Lights” and other low tar brands other than Marlboro Lights. As to Marlboro Lights, the court ordered briefing on why the 2002 state court order dismissing the Marlboro Lights claims should not be vacated based upon Good. In January 2010, the court vacated the previous dismissal. In February 2010, the court granted summary judgment in favor of defendants as to all claims except for the Marlboro Lights claims, based on the statute of limitations and deficiencies relating to the named plaintiffs. In June 2010, the court granted summary judgment in favor of all defendants on all remaining claims, dismissing the case. In July 2010, plaintiffs filed a motion for reconsideration with the district court, which was denied. In August 2010, plaintiffs filed an appeal with the United States Court of Appeals for the Seventh Circuit. Argument on the appeal was heard on April 7, 2011.

Other Developments

In December 2009, the state trial court in the Carroll (formerly known as Holmes) case (pending in Delaware), denied PM USA’s motion for summary judgment based on an exemption provision in the Delaware Consumer Fraud Act. On January 11, 2011, the trial court allowed the plaintiffs to file an amended complaint substituting class representatives and naming Altria Group Inc. and PMI as additional defendants.

In June 2007, the United States Supreme Court reversed the lower court rulings in the Watson case that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendant’s contention that the case must be tried in federal court under the “federal officer” statute. The case was removed to federal court in Arkansas and the case was transferred to the MDL proceeding discussed above. In October 2010, the JPMDL denied plaintiffs’ motion to remand the case to state court and to vacate the transfer order. As discussed above, in November 2010, the district court in the MDL proceeding remanded the Watson case to Arkansas state court.

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

In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the 2005 Illinois Supreme Court judgment, contending that the United States Supreme Court’s December 2008 decision in Good demonstrated that the Illinois Supreme Court’s decision was “inaccurate.” PM USA filed a motion to dismiss plaintiffs’ petition and, in February 2009, the trial court granted PM USA’s motion. In March 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois. On February 24, 2011, the intermediate appellate court reversed the trial court’s dismissal of the plaintiffs’ petition. PM USA intends to petition for leave to appeal to the Illinois Supreme Court.

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

•

Curtis: In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order. In October 2009, the trial court denied plaintiffs’ motion for partial summary judgment, filed in February 2009, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). In October 2009, the trial court granted PM USA’s motion for partial summary judgment, filed in August 2009, as to all consumer protection counts and, in December 2009, dismissed the case in its entirety. In December 2010, the Minnesota Court of Appeals reversed the trial court’s dismissal of the case and affirmed the trial court’s prior certification of the class under Minnesota’s consumer protection statutes. The Court of Appeals also reversed the trial court’s denial of Altria Group, Inc.’s motion to dismiss for lack of personal jurisdiction, thereby removing

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Altria Group, Inc. from the case, and affirmed the trial court’s denial of the plaintiffs’ motion for partial summary judgment claiming collateral estoppel from the findings in the case brought by the Department of Justice. PM USA’s petition for review with the Minnesota Supreme Court was granted on March 15, 2011.

•

Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiffs’ motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995 – 2003. In June 2010, PM USA’s motion for partial summary judgment regarding plaintiffs’ request for punitive damages was denied. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). The plaintiffs’ motion was denied in December 2010. In July 2010, the parties stipulated to the dismissal of Altria Group, Inc. as a defendant in the case. PM USA remains a defendant. The case is currently set for trial in September 2011.

•

Lawrence: In November 2010, the trial court certified a class consisting of all persons who purchased Marlboro Lights cigarettes in the state of New Hampshire at any time from the date the brand was introduced into commerce until the date trial in the case begins. PM USA’s motion for reconsideration of this decision was denied on January 12, 2011. PM USA is seeking further review before the New Hampshire Supreme Court.

Certain Other Tobacco-Related Litigation

Tobacco Price Case: As of April 25, 2011, one case remains pending in Kansas (Smith) in which plaintiffs allege that defendants, including PM USA and Altria Group, Inc., conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs’ motion for class certification has been granted. No trial date has been set.

Case Under the California Business and Professions Code: In June 1997, a lawsuit (Brown) was filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted as to plaintiffs’ claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2004, the trial court granted defendants’ motion for summary judgment as to plaintiffs’ claims attacking defendants’ cigarette advertising and promotion and denied defendants’ motion for summary judgment on plaintiffs’ claims based on allegedly false affirmative statements. Plaintiffs’ motion for rehearing was denied. In March 2005, the court granted defendants’ motion to decertify the class based on a California law, which inter alia limits the ability to bring a lawsuit to only those plaintiffs who have “suffered injury in fact” and “lost money or property” as a result of defendants’ alleged statutory violations (“Proposition 64”). In two July 2006 opinions, the California Supreme Court held Proposition 64 applicable to pending cases. Plaintiffs’ motion for reconsideration of the order that decertified the class was denied, and plaintiffs appealed.

In September 2006, an intermediate appellate court affirmed the trial court’s order decertifying the class. In May 2009, the California Supreme Court reversed the trial court decision that was affirmed by the appellate court and remanded the case to the trial court. Defendants filed a rehearing petition in June 2009. In August 2009, the California Supreme Court denied defendants’ rehearing petition and issued its mandate. In March 2010, the trial court granted reconsideration of its September 2004 order granting partial summary judgment to defendants with respect to plaintiffs’ “Lights” claims on the basis of judicial decisions issued since its order was issued, including the United States Supreme Court’s ruling in Good, thereby reinstating plaintiffs’

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

“Lights” claims. Since the trial court’s prior ruling decertifying the class was reversed on appeal by the California Supreme Court, the parties and the court are treating all claims currently being asserted by the plaintiffs as certified, subject, however, to defendants’ challenge to the class representatives’ standing to assert their claims. The class is defined as people who, at the time they were residents of California, smoked in California one or more cigarettes between June 10, 1993 and April 23, 2001, and who were exposed to defendants’ marketing and advertising activities in California. In July 2010, plaintiffs filed a motion seeking collateral estoppel effect from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). In September 2010, plaintiffs filed a motion for preliminary resolution of legal issues regarding restitutionary relief. The trial court denied both of plaintiffs’ motions in November 2010. In November 2010, defendants filed a motion seeking a determination that Brown class members who were also part of the class in Daniels (a previously disclosed consumer fraud case in which the California Supreme Court affirmed summary judgment in PM USA’s favor based on preemption and First Amendment grounds) are precluded by the Daniels judgment from recovering in Brown. This motion was denied in December 2010. Defendants sought review of this decision before the Fourth District Court of Appeal but were denied review on March 11, 2011. In December 2010, defendants filed a motion for a determination that the class representatives lack standing and are not typical or adequate to represent the class. On February 24, 2011, the trial court ruled on this motion in the defendants’ favor and vacated the previously scheduled trial date. Plaintiffs filed a motion for reconsideration, which was denied on April 13, 2011. In addition, on April 13, 2011, defendants filed a motion to dismiss the action on the grounds that plaintiffs should not be permitted to amend the complaint. Argument on that motion is scheduled for June 21, 2011.

Ignition Propensity Cases: PM USA is currently a defendant in two wrongful death actions in which plaintiffs contend that fires caused by cigarettes led to other individuals’ deaths. In one case pending in federal court in Massachusetts (Sarro), the district court in August 2009 granted in part PM USA’s motion to dismiss, but ruled that two claims unrelated to product design could go forward. In November 2010, PM USA filed a motion for summary judgment. Argument was heard on March 2, 2011. In a Kentucky federal court case (Walker), the court dismissed plaintiffs’ claims in February 2009 and plaintiffs subsequently filed a notice of appeal. The appeal is pending before the United States Court of Appeals for the Sixth Circuit. Argument was held in October 2010.

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

Certain Other Actions

IRS Challenges to PMCC Leases: The IRS concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999, and issued a final Revenue Agent’s Report (“RAR”) in March 2006. The RAR disallowed tax benefits pertaining to certain PMCC leveraged lease transactions (referred to by the IRS as lease-in/lease-out (“LILO”) and sale-in/lease-out (“SILO”) transactions), for the years 1996 through 1999. Altria Group, Inc. agreed with all conclusions of the RAR, with the exception of the disallowance of tax benefits pertaining to the LILO and SILO transactions. Altria Group, Inc. contested approximately $150 million of federal income tax and net interest assessed and paid with regard to them.

In October 2006, Altria Group, Inc. filed a complaint in the United States District Court for the Southern District of New York to claim refunds on a portion of these federal income tax payments and associated interest for the years 1996 and 1997. In July 2009, the jury returned a unanimous verdict in favor of the IRS and, in April 2010, after denying Altria Group, Inc.’s post-trial motions, the district court entered final judgment in favor of the IRS. Altria Group, Inc. filed an appeal with the United States Court of Appeals for the Second Circuit in June 2010.

In March 2008, Altria Group, Inc. filed a second complaint in the United States District Court for the Southern District of New York seeking a refund of the federal income tax payments and associated interest for the years 1998 and 1999 attributable to the disallowance of tax benefits claimed in those years with respect to the leases subject to the jury verdict and with respect to certain other leases entered into in 1998 and 1999. In May 2009, the district court granted a stay pending the decision by the United States Court of Appeals for the Second Circuit in the case involving the 1996 and 1997 years.

In May 2010, Altria Group, Inc. executed a closing agreement with the IRS for the 2000-2003 years, which resolved various tax matters of Altria Group, Inc. and its former subsidiaries, with the exception of the LILO and SILO transactions. Altria Group, Inc. disputes the IRS’s disallowance of tax benefits related to the LILO and SILO transactions in the 2000-2003 years. On March 24, 2011, Altria Group, Inc. filed claims for a refund of approximately $945 million of federal income tax and associated interest paid in July 2010 in connection with the closing agreement, with respect to the LILO and SILO transactions that PMCC entered into during the 1996-2003 years. If the IRS disallows the claims, as Altria Group, Inc. anticipates, Altria Group, Inc. intends to commence litigation in federal court. Altria Group, Inc. and the IRS agreed that, with the exception of the LILO and SILO transactions, the tax treatment reported by Altria Group, Inc. on its consolidated federal income tax returns for the 2000-2003 years, as amended by the agreed-upon adjustments in the closing agreement, is appropriate and final. The IRS may not assess against Altria Group, Inc. any further taxes or additions to tax (including penalties) with respect to these years.

Altria Group, Inc. further expects the IRS and impacted states to disallow income tax benefits claimed in subsequent years related to the LILO and SILO transactions that PMCC entered into from 1996 through 2003. For the period January 1, 2004 through December 31, 2011, the disallowance of federal and state income tax benefits and associated interest related to the LILO and SILO transactions would be

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

approximately $1.1 billion, taking into account federal and state income taxes paid or payable on gains associated with sales of leased assets during that period and excluding potential penalties. The payment, if any, of this amount would depend upon the timing and outcome of future IRS audits and any related administrative challenges or litigation. The IRS is currently auditing the 2004-2006 tax years.

As of March 31, 2011, the LILO and SILO transactions represented approximately 41.3% of the Net Finance Assets of PMCC’s lease portfolio. PMCC has not entered into any LILO or SILO transactions since 2003.

Should Altria Group, Inc. not prevail in these matters, Altria Group, Inc. may have to accelerate the payment of significant amounts of federal and state income taxes, pay associated interest costs and penalties, if imposed, and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases, which could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year. A recalculation of income for all the affected leases, if required, would result in a one-time charge against reported earnings of approximately $650 million (excluding potential penalties) in the quarter in which the recalculation occurred. Approximately 50% of this charge would represent a reduction in cumulative lease earnings booked to date that would be recaptured over the remainder of the affected lease terms. The remaining portion of the earnings charge would represent a permanent charge for interest on tax underpayments.

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

In December 2009, the court granted in part and denied in part defendants’ motion to dismiss plaintiffs’ complaint. In addition to dismissing certain claims made by plaintiffs for equitable relief under ERISA as to all defendants, the court dismissed claims alleging excessive administrative fees and mismanagement of company stock funds as to one of the Altria Group, Inc. defendants. In February 2010, the court granted a joint stipulation dismissing the fee and stock fund claims without prejudice as to the remaining defendants, including Altria Corporate Services, Inc. Accordingly, the only claim remaining at this time relates to the alleged negligence of plan fiduciaries for including the Growth Equity Fund and Balanced Fund as Kraft Thrift Plan investment options. Plaintiffs filed a motion for class certification in March 2010, which the court granted in August 2010. Defendants filed a motion for summary judgment on January 21, 2011, and plaintiffs filed a motion for partial summary judgment. On March 14, 2011, defendants filed a motion to vacate the class certification in light of recent precedent in the United States Seventh Circuit.

Under the terms of a Distribution Agreement between Altria Group, Inc. and Kraft, the Altria Group, Inc. defendants may be entitled to indemnity against any liabilities incurred in connection with this case.

Environmental Regulation

Altria Group, Inc. and its subsidiaries (and former subsidiaries) are subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States: The Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

and Liability Act (commonly known as “Superfund”), which can impose joint and several liability on each responsible party. Subsidiaries (and former subsidiaries) of Altria Group, Inc. are involved in several matters subjecting them to potential costs of remediation and natural resource damages under Superfund or other laws and regulations. Altria Group, Inc.’s subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. Altria Group, Inc. provides for expenses associated with environmental remediation obligations on an undiscounted basis when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change. Other than those amounts, it is not possible to reasonably estimate the cost of any environmental remediation and compliance efforts that subsidiaries of Altria Group, Inc. may undertake in the future. In the opinion of management, however, compliance with environmental laws and regulations, including the payment of any remediation costs or damages and the making of related expenditures, has not had, and is not expected to have, a material adverse effect on Altria Group, Inc.’s consolidated results of operations, capital expenditures, financial position or cash flows.

Guarantees

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At March 31, 2011, subsidiaries of Altria Group, Inc. were also contingently liable for $24 million of guarantees related to their own performance, consisting primarily of surety bonds. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI, entered into as a result of the PMI spin-off, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at March 31, 2011 as the fair value of this indemnification is insignificant.

As more fully discussed in Note 12. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under its Revolving Credit Agreements and amounts outstanding under its commercial paper program.

Redeemable Noncontrolling Interest

In September 2007, UST completed the acquisition of Stag’s Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which UST holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars, UST entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require UST to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori’s initial investment of $27 million. The put arrangement became exercisable on September 11, 2010 and has no expiration date. As of March 31, 2011, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized in the condensed consolidated balance sheet for the put arrangement.

The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

redemption is outside of the control of UST. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section in the condensed consolidated balance sheets at March 31, 2011 and December 31, 2010.

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

At March 31, 2011, the respective principal wholly-owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

The following sets forth the condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010, condensed consolidating statements of earnings for the three months ended March 31, 2011 and 2010, and condensed consolidating statements of cash flows for the three months ended March 31, 2011 and 2010 for Altria Group, Inc., PM USA and Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Altria Group, Inc.’s understanding of the SEC interpretation and application of Rule 3-10 of SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets

March 31, 2011

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Consumer products
Cash and cash equivalents	$3,417	$-	$15	$-	$3,432

Receivables	1	8	62		71

Inventories:
Leaf tobacco		549	376		925
Other raw materials		130	44		174
Work in process		8	291		299
Finished product		193	233		426

		880	944		1,824

Due from Altria Group, Inc. and subsidiaries	592	4,314	1,315	(6,221)
Deferred income taxes	18	1,189		(44)	1,163
Other current assets	218	345	111	(176)	498

Total current assets	4,246	6,736	2,447	(6,441)	6,988

Property, plant and equipment, at cost	2	3,690	1,407		5,099
Less accumulated depreciation	2	2,315	443		2,760

		1,375	964		2,339

Goodwill			5,174		5,174
Other intangible assets, net		2	12,110		12,112
Investment in SABMiller	5,649				5,649
Investment in consolidated subsidiaries	7,629	327		(7,956)
Due from Altria Group, Inc. and subsidiaries	6,500			(6,500)
Other assets	1,523	621	112	(435)	1,821

Total consumer products assets	25,547	9,061	20,807	(21,332)	34,083

Financial services
Finance assets, net			4,483		4,483
Due from Altria Group, Inc. and subsidiaries			734	(734)
Other assets			18		18

Total financial services assets			5,235	(734)	4,501

TOTAL ASSETS	$25,547	$9,061	$26,042	$(22,066)	$38,584

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets (Continued)

March 31, 2011

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
LIABILITIES
Consumer products
Accounts payable	$-	$130	$152	$-	$282
Accrued liabilities:
Marketing		372	48		420
Taxes, except income taxes		262	21		283
Employment costs	25	12	57		94
Settlement charges		4,563	5		4,568
Other	334	479	333	(44)	1,102
Income taxes		461	52	(176)	337
Dividends payable	798				798
Due to Altria Group, Inc. and subsidiaries	5,156	289	1,510	(6,955)

Total current liabilities	6,313	6,568	2,178	(7,175)	7,884

Long-term debt	11,295		899		12,194
Deferred income taxes	1,897		3,280	(435)	4,742
Accrued pension costs	204		783		987
Accrued postretirement health care costs		1,498	914		2,412
Due to Altria Group, Inc. and subsidiaries			6,500	(6,500)
Other liabilities	385	334	176		895

Total consumer products liabilities	20,094	8,400	14,730	(14,110)	29,114

Financial services
Deferred income taxes			3,770		3,770
Other liabilities			212		212

Total financial services liabilities			3,982		3,982

Total liabilities	20,094	8,400	18,712	(14,110)	33,096

Contingencies

Redeemable noncontrolling interest			33		33

STOCKHOLDERS’ EQUITY
Common stock	935		9	(9)	935
Additional paid-in capital	5,621	408	8,217	(8,625)	5,621
Earnings reinvested in the business	23,601	525	483	(1,008)	23,601
Accumulated other comprehensive losses	(1,391)	(272)	(1,414)	1,686	(1,391)
Cost of repurchased stock	(23,313)				(23,313)

Total stockholders’ equity attributable to Altria Group, Inc.	5,453	661	7,295	(7,956)	5,453

Noncontrolling interests			2		2

Total stockholders’ equity	5,453	661	7,297	(7,956)	5,455

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,547	$9,061	$26,042	$(22,066)	$38,584

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets

December 31, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Consumer products
Cash and cash equivalents	$2,298	$-	$16	$-	$2,314

Receivables	1	9	75		85

Inventories:
Leaf tobacco		594	366		960
Other raw materials		121	39		160
Work in process			299		299
Finished product		145	239		384

		860	943		1,803

Due from Altria Group, Inc. and subsidiaries	429	2,902	1,556	(4,887)
Deferred income taxes	18	1,190		(43)	1,165
Other current assets	64	420	130		614

Total current assets	2,810	5,381	2,720	(4,930)	5,981

Property, plant and equipment, at cost	2	3,749	1,399		5,150
Less accumulated depreciation	2	2,343	425		2,770

		1,406	974		2,380

Goodwill			5,174		5,174
Other intangible assets, net		2	12,116		12,118
Investment in SABMiller	5,367				5,367
Investment in consolidated subsidiaries	7,561	325		(7,886)
Due from Altria Group, Inc. and subsidiaries	6,500			(6,500)
Other assets	1,511	680	98	(438)	1,851

Total consumer products assets	23,749	7,794	21,082	(19,754)	32,871

Financial services
Finance assets, net			4,502		4,502
Due from Altria Group, Inc. and subsidiaries			690	(690)
Other assets			29		29

Total financial services assets			5,221	(690)	4,531

TOTAL ASSETS	$23,749	$7,794	$26,303	$(20,444)	$37,402

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets (Continued)

December 31, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
LIABILITIES
Consumer products
Accounts payable	$-	$215	$314	$-	$529
Accrued liabilities:
Marketing		347	100		447
Taxes, except income taxes		212	19		231
Employment costs	30	18	184		232
Settlement charges		3,531	4		3,535
Other	312	467	333	(43)	1,069
Dividends payable	797				797
Due to Altria Group, Inc. and subsidiaries	3,674	454	1,449	(5,577)

Total current liabilities	4,813	5,244	2,403	(5,620)	6,840

Long-term debt	11,295		899		12,194
Deferred income taxes	1,800		3,256	(438)	4,618
Accrued pension costs	204		987		1,191
Accrued postretirement health care costs		1,500	902		2,402
Due to Altria Group, Inc. and subsidiaries			6,500	(6,500)
Other liabilities	445	335	169		949

Total consumer products liabilities	18,557	7,079	15,116	(12,558)	28,194

Financial services
Deferred income taxes			3,880		3,880
Other liabilities			101		101

Total financial services liabilities			3,981		3,981

Total liabilities	18,557	7,079	19,097	(12,558)	32,175

Contingencies

Redeemable noncontrolling interest			32		32

STOCKHOLDERS’ EQUITY
Common stock	935		9	(9)	935
Additional paid-in capital	5,751	408	8,217	(8,625)	5,751
Earnings reinvested in the business	23,459	583	385	(968)	23,459
Accumulated other comprehensive losses	(1,484)	(276)	(1,440)	1,716	(1,484)
Cost of repurchased stock	(23,469)				(23,469)

Total stockholders’ equity attributable to Altria Group, Inc.	5,192	715	7,171	(7,886)	5,192

Noncontrolling interests			3		3

Total stockholders’ equity	5,192	715	7,174	(7,886)	5,195

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,749	$7,794	$26,303	$(20,444)	$37,402

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Three Months Ended March 31, 2011

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$5,011	$638	$(6)	$5,643
Cost of sales		1,617	184	(6)	1,795
Excise taxes on products		1,619	81		1,700

Gross profit		1,775	373		2,148
Marketing, administration and research costs	45	498	58		601
Asset impairment and exit costs		2			2
Amortization of intangibles			6		6

Operating (expense) income	(45)	1,275	309		1,539
Interest and other debt expense (income), net	165	(2)	115		278
Earnings from equity investment in SABMiller	(189)				(189)

(Loss) earnings before income taxes and equity earnings of subsidiaries	(21)	1,277	194		1,450
(Benefit) provision for income taxes	(30)	473	69		512
Equity earnings of subsidiaries	928	13		(941)

Net earnings	937	817	125	(941)	938
Net earnings attributable to noncontrolling interests			(1)		(1)

Net earnings attributable to Altria Group, Inc.	$937	$817	$124	$(941)	$937

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Three Months Ended March 31, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$-	$5,133	$627	$-	$5,760
Cost of sales		1,703	164		1,867
Excise taxes on products		1,731	78		1,809

Gross profit		1,699	385		2,084
Marketing, administration and research costs	36	509	96		641
Asset impairment and exit costs		5	2		7
Amortization of intangibles		3	3		6

Operating (expense) income	(36)	1,182	284		1,430
Interest and other debt expense, net	139	1	147		287
Earnings from equity investment in SABMiller	(138)				(138)

(Loss) earnings before income taxes and equity earnings of subsidiaries	(37)	1,181	137		1,281
(Benefit) provision for income taxes	(27)	434	61		468
Equity earnings of subsidiaries	823			(823)

Net earnings	$813	$747	$76	$(823)	$813

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2011

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES
Net cash (used in) provided by operating activities	$(332)	$2,514	$(120)	$-	$2,062

CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES
Consumer products
Capital expenditures		(4)	(9)		(13)
Other		1			1
Financial services
Proceeds from finance assets			4		4

Net cash used in investing activities		(3)	(5)		(8)

CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES

Dividends paid on common stock	(794)				(794)
Issuances of common stock	21				21
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	1,319	(1,540)	221
Cash dividends received from/(paid by) subsidiaries	890	(864)	(26)
Other	15	(107)	(71)		(163)

Net cash provided by (used in) financing activities	1,451	(2,511)	124		(936)

Cash and cash equivalents:
Increase (decrease)	1,119	-	(1)	-	1,118
Balance at beginning of period	2,298		16		2,314

Balance at end of period	$3,417	$-	$15	$-	$3,432

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES
Net cash (used in) provided by operating activities	$(131)	$2,154	$18	$-	$2,041

CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES
Consumer products
Capital expenditures		(10)	(28)		(38)
Other			15		15
Financial services
Proceeds from finance assets			40		40

Net cash (used in) provided by investing activities		(10)	27		17

CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES
Consumer products
Issuances of short-term borrowings	200				200

Dividends paid on common stock	(706)				(706)
Issuances of common stock	21				21
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	1,076	(1,173)	97
Cash dividends received from/(paid by) subsidiaries	930	(900)	(30)
Other	25	(71)	(108)		(154)

Net cash provided by (used in) financing activities	1,546	(2,144)	(41)		(639)

Cash and cash equivalents:
Increase	1,415	-	4	-	1,419
Balance at beginning of period	1,862		9		1,871

Balance at end of period	$3,277	$-	$13	$-	$3,290

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

At March 31, 2011, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; UST LLC (“UST”), which through its direct and indirect wholly-owned subsidiaries including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless products and wine; and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 27.1% economic and voting interest in SABMiller plc (“SABMiller”) at March 31, 2011, which is accounted for under the equity method of accounting. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller, if and when SABMiller pays such dividends on its stock.

The products and services of Altria Group, Inc.’s subsidiaries constitute Altria Group, Inc.’s reportable segments of cigarettes, smokeless products, cigars, wine and financial services.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Results of Operations – The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the three months ended March 31, 2011, from the three months ended March 31, 2010, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)

For the three months ended March 31, 2010	$813	$0.39

2010 Asset impairment, exit, implementation and integration costs	27	0.01
2010 UST acquisition-related costs	3
2010 SABMiller special items	11	0.01
2010 Tax items	12	0.01

Subtotal 2010 items	53	0.03

2011 Asset impairment and exit costs	(1)
2011 UST acquisition-related costs	(3)
2011 SABMiller special items	21	0.01

Subtotal 2011 items	17	0.01

Operations	54	0.02

For the three months ended March 31, 2011	$937	$0.45

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations – The increase of $54 million shown in the table above was due primarily to the following:

•	Higher income from the cigarettes and smokeless products segments; and

•	Lower interest expense;

partially offset by:

•	Lower income from the cigars segment.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2011 Forecasted Results – In April 2011, Altria Group, Inc. reaffirmed that its 2011 full-year reported diluted EPS is expected to be in the range of $2.00 to $2.06. This forecast includes estimated net charges of $0.01 per share as detailed in the table below, as compared with 2010 full-year reported diluted EPS of $1.87, which included $0.03 per share of net charges, as detailed in the table below. Expected 2011 full-year adjusted diluted EPS, which excludes the net charges in the table below, represent a growth rate of 6% to 9% over 2010 full-year adjusted diluted EPS. Altria Group, Inc.’s 2011 first-quarter adjusted diluted EPS results exceeded management’s expectations, due in part to trade inventory dynamics. The trade inventory build in the first quarter of 2011 could negatively impact the cigarettes segment’s future income and volume results if it is depleted. As a result, Altria Group, Inc. expects unevenness in its 2011 adjusted diluted EPS growth on a quarterly basis, with more growth towards the back half of the year.

The business environment for 2011 is likely to remain challenging, as adult consumers remain under economic pressure and face high unemployment. Altria Group, Inc.’s tobacco operating companies face a number of uncertainties in 2011. In the cigarettes segment, PM USA is continuing to see significant competitive activity and remains cautious about the outlook for state excise tax increases. In the smokeless products segment, USSTC began executing its plans for Skoal during the first quarter of 2011. In the cigars segment, Middleton faces an especially challenging business environment. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Net Charges Included In Reported Diluted EPS
	2011	2010
Asset impairment, exit, implementation and integration costs	$-	$0.04
UST acquisition-related costs		0.01
SABMiller special items	0.01	0.03
Tax items		(0.05)

	$0.01	$0.03

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

Discussion and Analysis

Consolidated Operating Results

See pages 101-105 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Three Months Ended March 31,
	2011	2010
	(in millions)

Net revenues:
Cigarettes	$5,026	$5,123
Smokeless products	379	381
Cigars	117	135
Wine	101	95
Financial services	20	26

Net revenues	$5,643	$5,760

Excise taxes on products:
Cigarettes	$1,619	$1,731
Smokeless products	26	26
Cigars	51	48
Wine	4	4

Excise taxes on products	$1,700	$1,809

Operating income:
Operating companies income:
Cigarettes	$1,347	$1,230
Smokeless products	193	178
Cigars	22	47
Wine	12	7
Financial services	21	21
Amortization of intangibles	(6)	(6)
General corporate expenses	(50)	(47)

Operating income	$1,539	$1,430

As discussed further in Note 7. Segment Reporting to the condensed consolidated financial statements, Altria Group, Inc.’s chief operating decision maker reviews operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

The following events that occurred during the three months ended March 31, 2011 and 2010 affected the comparability of statement of earnings amounts.

•

Asset Impairment, Exit, Implementation and Integration Costs – For the three months ended March 31, 2011, total pre-tax asset impairment and exit costs were $2 million, all of which were reported in the cigarettes segment. There were no implementation and integration costs incurred during the three months ended March 31, 2011.

Pre-tax asset impairment, exit, implementation and integration costs for the three months ended March 31, 2010 consisted of the following:

	Asset Impairment and Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$5	$24	$-	$29
Smokeless products	2		7	9
Cigars			1	1
Wine			1	1

Total	$7	$24	$9	$40

For further details on asset impairment, exit, implementation and integration costs, see Note 2. Asset Impairment, Exit, Implementation and Integration Costs to the condensed consolidated financial statements.

Altria Group, Inc. achieved cost savings of $35 million during the three months ended March 31, 2011. Altria Group, Inc. expects to achieve approximately $110 million in additional cost savings by the end of 2011 for total anticipated cost reductions of $1.5 billion since 2006.

Altria Group, Inc. had a severance liability balance of $13 million at March 31, 2011 related to restructuring programs, which is expected to be substantially paid out by the end of 2011.

•

SABMiller Special Items – Altria Group, Inc.’s earnings from its equity investment in SABMiller for the three months ended March 31, 2011 included pre-tax gains resulting from SABMiller’s hotel and gaming transaction, partially offset by pre-tax costs for SABMiller’s “business capability programme.” For the three months ended March 31, 2010, Altria Group, Inc.’s earnings from its equity investment in SABMiller included pre-tax costs for SABMiller’s “business capability programme.”

•

Tax Items – The income tax provision for the three months ended March 31, 2010 includes a charge of $12 million due to the elimination of tax deductions for retiree prescription drug subsidies under the 2010 healthcare legislation.

Consolidated Results of Operations for the Three Months Ended March 31, 2011

The following discussion compares consolidated operating results for the three months ended March 31, 2011, with the three months ended March 31, 2010.

Net revenues, which include excise taxes billed to customers, decreased $117 million (2.0%), due primarily to lower revenues from the cigarettes and cigars segments.

Excise taxes on products decreased $109 million (6.0%), due primarily to lower cigarettes volume.

Cost of sales decreased $72 million (3.9%), due primarily to lower cigarettes volume and 2010 implementation costs, partially offset by higher user fees imposed by the United States Food and Drug Administration (“FDA”) and higher per unit settlement charges.

Marketing, administration and research costs decreased $40 million (6.2%), due primarily to lower marketing, administration and research costs for the cigarettes and smokeless products segments, reflecting the cost reduction initiatives discussed above, and 2010 integration costs.

Operating income increased $109 million (7.6%), due primarily to higher operating results from the cigarettes, smokeless products and wine segments (which included lower asset impairment, exit, implementation and integration costs), partially offset by lower operating results from the cigars segment.

Interest and other debt expense, net, decreased $9 million (3.1%), as a result of debt refinancing activities in 2010.

Earnings from Altria Group, Inc.’s equity investment in SABMiller increased $51 million (37.0%), due primarily to gains related to SABMiller’s hotel and gaming transaction, and higher ongoing equity earnings, partially offset by lower gains resulting from issuances of common stock by SABMiller.

Altria Group, Inc.’s income tax rate decreased 1.2 percentage points to 35.3%, due primarily to a charge of $12 million in the first quarter of 2010 resulting from the elimination of tax deductions for retiree prescription drug subsidies under the 2010 healthcare legislation.

Net earnings attributable to Altria Group, Inc. of $937 million increased $124 million (15.3%), due primarily to higher operating income, higher earnings from Altria Group, Inc.’s equity investment in SABMiller, and lower interest and other debt expense, net. Diluted and basic EPS attributable to Altria Group, Inc. of $0.45, each increased by 15.4%.

Operating Results by Business Segment

Tobacco Space

Business Environment

Summary

The United States tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of our tobacco subsidiaries and our consolidated results of operations, cash flows and financial position. These challenges, some of which are discussed in more detail below, in Note 11. Contingencies to the condensed consolidated financial statements (“Note 11”) and in Cautionary Factors That May Affect Future Results, include:

•	pending and threatened litigation and bonding requirements as discussed in Note 11;

•

restrictions imposed by the Family Smoking Prevention and Tobacco Control Act (the “FSPTCA”) enacted in June 2009, and restrictions that have been, and in the future may be, imposed by the FDA under this statute, including actual and proposed restrictions affecting tobacco product manufacturing, design, packaging, marketing, advertising and sales as well as the FDA’s enforcement policies and practices;

•	actual and proposed excise tax increases, as well as changes in tax structures and tax stamping requirements;

•	bans and restrictions on tobacco use imposed by governmental and private entities;

•	other federal, state and local government actions, including:

¡	restrictions on the sale of tobacco products by certain retail establishments, the use of characterizing flavors and the sale of tobacco products in certain package sizes;

¡	additional restrictions on the advertising and promotion of tobacco products;

¡	additional requirements setting ignition propensity standards for cigarettes;

¡	other actual and proposed tobacco product legislation and regulation; and

¡	governmental investigations;

•	the diminishing prevalence of cigarette smoking and increased efforts by tobacco control advocates and others to further restrict tobacco use;

•	price gaps and changes in price gaps between premium and lowest price brands;

•	competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation;

•

illicit trade practices, including the sale of counterfeit tobacco products by third parties; the sale of tobacco products by third parties over the Internet and by other means designed to avoid the collection of applicable taxes; diversion into one market of products intended for sale in another; the potential assertion of claims and other issues relating to contraband shipments of tobacco products; and the imposition of additional legislative or regulatory requirements related to illicit trade practices; and

•	potential adverse changes in tobacco leaf price, availability and quality.

We have provided additional detail on the following topics below:

•	FSPTCA and FDA Regulation;
•	Excise Taxes;
•	International Treaty on Tobacco Control;
•	State Settlement Agreements;
•	Other Federal, State and Local Regulation and Activity;
•	Illicit Trade;
•	Tobacco Price, Availability and Quality; and
•	Timing of Sales.

FSPTCA and FDA Regulation

The Regulatory Framework

The FSPTCA expressly establishes certain restrictions and prohibitions on our cigarette and smokeless tobacco businesses and authorizes or requires further FDA action. Under the FSPTCA, the FDA has broad authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of cigarettes, cigarette tobacco and smokeless tobacco products; the authority to require disclosures of related information; and the authority to enforce the FSPTCA and related regulations. The law also grants the FDA authority to extend its application, by regulation, to other tobacco products, including cigars. The FDA has indicated that regulation of cigars is on its agenda of items to consider for possible rule-making.

Among other measures, the FSPTCA:

•	imposes restrictions on the advertising, promotion, sale and distribution of tobacco products, including at retail;

•	prohibits cigarettes with characterizing flavors other than menthol and tobacco;

•	bans descriptors such as “light,” “mild” or “low” or similar descriptors unless expressly authorized by the FDA;

•	requires extensive ingredient disclosure to the FDA and may require more limited public ingredient disclosure;

•	prohibits any express or implied claims that a tobacco product is or may be less harmful than other tobacco products without FDA authorization;

•	imposes reporting obligations relating to contraband activity and grants the FDA authority to impose other recordkeeping and reporting obligations to address counterfeit and contraband products;

•

changes the language of the cigarette and smokeless tobacco product health warnings, enlarges their size and requires the development by the FDA of graphic warnings for cigarettes with the authority to require new warnings;

•	authorizes the FDA to adopt product regulations and related actions, including:

¡	to impose tobacco product standards that are appropriate for the protection of the public health through a regulatory process including, among other possibilities, restrictions on ingredients, constituents or other properties, performance or design criteria as well as to impose testing, measurement, reporting and disclosure requirements;

¡

to subject tobacco products that are modified or first introduced into the market after March 22, 2011 to application and premarket review and approval requirements (the “New Product Application Process”) if the FDA does not find them to be “substantially equivalent” to products commercially marketed prior to February 15, 2007, and to deny any such new product application thus preventing the distribution and sale of any product affected by such denial;

¡

to determine that certain existing tobacco products modified or introduced into the market for the first time between February 15, 2007 and March 22, 2011 are not “substantially equivalent” to products commercially marketed prior to February 15, 2007, in which case the FDA could subject such products to the New Product Application Process and, if any such applications are denied, prevent the continued distribution and sale of such products (see Recent FDA Regulatory Actions below);

¡	to restrict or otherwise regulate menthol cigarettes, as well as other tobacco products with characterizing flavors;

¡	to regulate nicotine yields and to reduce or eliminate harmful constituents or harmful ingredients or other components of tobacco products; and

¡	to impose manufacturing standards for tobacco products.

•	equips the FDA with a variety of investigatory and enforcement tools, including the authority to inspect tobacco product manufacturing and other facilities.

Implementation Timing

The implementation of the FSPTCA began in 2009 and will continue over time. Some provisions took effect immediately, some provisions have taken effect since the enactment of the FSPTCA and other provisions will not take effect for some time. Those provisions that require the FDA to take action through rulemaking generally involve consideration of public comment and, for some issues, scientific review. Altria Group, Inc.’s tobacco subsidiaries are participating actively in processes established by the FDA to develop and implement its regulatory framework, including submission of comments to FDA proposals and draft guidelines and participation in public hearings and engagement sessions.

Impact on Our Business; Compliance Costs

Regulations imposed by the FDA under the FSPTCA could adversely impact the business and sales volume of Altria Group, Inc.’s tobacco businesses in a number of different ways. For example, actions by the FDA could:

•	impact the consumer acceptability of tobacco products;
•	delay or prevent the sale or distribution of existing, new or modified tobacco products;
•	limit adult consumer choices;
•	restrict communications to adult consumers;
•	create a competitive advantage or disadvantage for certain tobacco companies;
•	impose additional manufacturing, labeling or packaging requirements;
•	impose restrictions at retail; or
•	otherwise significantly increase the cost of doing business.

The failure to comply with FDA regulatory requirements, even by inadvertence, and FDA enforcement actions could have a material adverse effect on the business, financial condition and results of operations of Altria Group, Inc. and its tobacco subsidiaries.

The law imposes fees on tobacco product manufacturers and importers to pay for the cost of regulation and other matters. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation according to a process set out in the statute, and then among manufacturers and importers within each respective class based on their relative market shares. The impact of the user fee on Altria Group, Inc. is discussed in Debt and Liquidity. In addition, compliance with the law’s regulatory requirements will result in additional costs for our tobacco businesses. The amount of additional compliance and related costs is unknown and will depend substantially on the nature of the requirements imposed by the FDA under the new statute. Those compliance and other related costs, however, could be substantial.

Investigation and Enforcement

The FDA has a number of investigatory and enforcement tools available to it, including document requests and other required information submissions, facility inspections, examinations and investigations, injunction proceedings, money penalties, product withdrawals and recalls, and product seizures. The use of any of these investigatory or enforcement tools by the FDA could result in significant costs to the tobacco businesses of Altria Group, Inc. or otherwise have a material adverse effect on the business, financial condition and results of operations of Altria Group, Inc. and its tobacco subsidiaries.

In June 2010, the FDA issued a document request regarding changes to Marlboro Gold Pack cigarette packaging in connection with the FSPTCA’s ban of certain descriptors. PM USA submitted documents in response to the FDA’s request.

TPSAC

The Role of the TPSAC

As required by the FSPTCA, the FDA has established a tobacco product scientific advisory committee (the “TPSAC”), which consists of both voting and non-voting members, to provide advice, reports, information and recommendations to the FDA on scientific and health issues relating to tobacco products. The TPSAC:

•

advises the FDA about modified risk products (products marketed with reduced risk claims), good manufacturing practices, the effects of the alteration of nicotine yields from tobacco products and nicotine dependence thresholds; and

•

makes reports and recommendations to the FDA on menthol cigarettes, including the impact of the use of menthol in cigarettes on the public health, and the nature and impact of dissolvable tobacco products on the public health.

The FDA may seek advice from the TPSAC about other safety, dependence or health issues relating to tobacco products, including tobacco product standards and applications to market new tobacco products.

TPSAC Membership

PM USA and USSTC have raised with the FDA their concerns that certain of the voting members of the TPSAC have financial and other conflicts (including services as paid experts for plaintiffs in tobacco litigation) that could hamper the full and fair consideration of issues by the TPSAC and requested that their appointments be withdrawn. The FDA declined PM USA’s and USSTC’s requests, stating that the FDA had satisfied itself, after inquiry, that the TPSAC members did not have disqualifying conflicts of interest. The FDA stated further that it would continue to screen, in accordance with relevant statutory and regulatory provisions and FDA guidance, all TPSAC members for potential conflicts of interest for matters that the TPSAC would be considering. The FDA also has engaged two individuals to serve as consultants to a TPSAC subcommittee who also have served as paid experts for plaintiffs in tobacco litigation. PM USA and USSTC raised similar concerns related to the engagement of these individuals and the FDA similarly declined to terminate these engagements. On February 25, 2011, Lorillard Tobacco Company and R.J. Reynolds Tobacco Company filed suit in the U.S. District Court for the District of Columbia against the United States Department of Health and Human Services and individual defendants (sued in their official capacities) asserting that the composition of the TPSAC and the composition of the Constituents Subcommittee of the TPSAC violates several federal laws, including the Federal Advisory Committee Act.

TPSAC Action on Menthol

As mandated by the FSPTCA, on March 18, 2011 the TPSAC submitted to the FDA a report on the impact of the use of menthol in cigarettes on the public health and related recommendations. The TPSAC report stated that “[m]enthol cigarettes have an adverse impact on public health in the United States.” The TPSAC report recommended that the “[r]emoval of menthol cigarettes from the marketplace would benefit public health in the United States.” The report noted the potential that any ban on menthol cigarettes could lead to an increase in contraband cigarettes and other potential unintended consequences and suggested that the FDA consult with appropriate experts on this matter. The TPSAC report also recommended that additional research could address gaps in understanding menthol cigarettes.

On March 22, 2011, PM USA submitted a report to the FDA outlining its position that neither science nor other evidence demonstrates that regulatory actions or restrictions related to the use of menthol cigarettes are warranted. The report noted PM USA’s belief that significant restrictions on the use of menthol cigarettes would have unintended consequences detrimental to public health and society.

The FSPTCA does not set a deadline or required timeline for the FDA to act on the TPSAC report. The FDA has stated that the TPSAC report is only a recommendation, that the FDA’s receipt of the TPSAC’s menthol report will not have an immediate effect on the availability of menthol cigarettes, and that the FDA will review the various submitted reports and available scientific information on menthol to determine what future regulatory action, if any, is warranted. Such future action could include restrictions, or a possible ban, on the manufacturing, marketing and sale of menthol cigarettes. The FDA has indicated that it plans to provide its first progress report on its review of the science on menthol in approximately 90 days from its receipt of the TPSAC report. Any future action taken by the FDA to regulate the manufacture, marketing or sale of menthol cigarettes will require formal rulemaking that includes public notice and the opportunity for public comment.

Final Tobacco Marketing Rule

As required by the FSPTCA, the FDA re-promulgated in March 2010 certain advertising and promotion restrictions in substantially the same form as regulations that were previously adopted in 1996 (but never imposed on tobacco manufacturers due to a United States Supreme Court ruling) (the “Final Tobacco Marketing Rule”). The Final Tobacco Marketing Rule:

•	bans the use of color and graphics in tobacco product labeling and advertising;

•	prohibits the sale of cigarettes and smokeless tobacco to underage persons;

•	requires the sale of cigarettes and smokeless tobacco in direct, face-to-face transactions;

•	prohibits sampling of cigarettes and prohibits sampling of smokeless tobacco products except in qualified adult-only facilities;

•	prohibits gifts or other items in exchange for buying cigarettes or smokeless tobacco products;

•	prohibits the sale or distribution of items such as hats and tee shirts with tobacco brands or logos; and

•	prohibits brand name sponsorship of any athletic, musical, artistic, or other social or cultural event, or any entry or team in any event.

Subject to the limitations imposed by the injunction in the Commonwealth Brands case described below, the Final Tobacco Marketing Rule took effect on June 22, 2010. At the time of the re-promulgation of the Final Tobacco Marketing Rule, the FDA also issued an advance notice of proposed rulemaking regarding the so-called “1000 foot rule,” which would establish restrictions on the placement of outdoor tobacco advertising in relation to schools and playgrounds. PM USA and USSTC submitted comments on this advance notice.

Since enactment, several lawsuits have been filed challenging various provisions of the FSPTCA and the Final Tobacco Marketing Rule, including their constitutionality and the scope of the FDA’s authority thereunder. Altria Group, Inc. and its tobacco subsidiaries are not parties to any of these lawsuits. In January 2010, in one such challenge (Commonwealth Brands), the United States District Court of the Western District of Kentucky struck down as unconstitutional, and enjoined enforcement of, the portion of the Final Tobacco Marketing Rule that bans the use of color and graphics in labeling and advertising and claims implying that a tobacco product is safer because of FDA regulation. The parties have appealed. The FDA has indicated that it does not intend to enforce the ban on the use of color and graphics in labeling and advertising for the duration of the injunction. It is not possible to predict the outcome of any such litigation or its effect on the extent of the FDA’s authority to regulate tobacco products.

Contraband

The FSPTCA imposes on manufacturers reporting obligations relating to knowledge of suspected contraband activity and also grants the FDA the authority to impose certain other recordkeeping and reporting obligations to address counterfeit and contraband tobacco products. The FSPTCA also empowers the FDA to assess whether additional tools should be employed to track and trace tobacco products through the distribution chain.

Recent FDA Regulatory Actions

Graphic Warnings

In November 2010, as required by the FSPTCA, the FDA issued a proposed rule to modify the required warnings that appear on cigarette packages and in cigarette advertisements. The proposed warnings would consist of nine new textual warning statements accompanied by color graphics depicting the negative health consequences of smoking. As proposed, the graphic health warnings would be located beneath the cellophane, and would comprise the top 50 percent of the front and rear panels of cigarette packages. The graphic health warnings would occupy 20 percent of a cigarette advertisement and would be located at the top of the advertisement. The regulations are expected to be finalized no later than June 2011, and cigarette manufacturers will have 15 months from issuance of the final rule to implement the new warnings. PM USA has submitted comments to the FDA raising constitutional, statutory interpretation and executional issues regarding the proposed rule.

New Product Marketing Authorization Processes

On January 5, 2011, the FDA issued guidance concerning reports that manufacturers must submit for certain FDA-regulated tobacco products that the manufacturer modified or introduced for the first time into the market after February 15, 2007. These reports must be reviewed by the agency to determine if such tobacco products are “substantially equivalent” to products commercially available as of February 15, 2007. In general, in order to continue marketing these products sold before March 22, 2011, manufacturers of FDA-regulated tobacco products were required to send to the FDA a report demonstrating substantial equivalence by March 22, 2011. PM USA and USSTC submitted timely reports. PM USA and USSTC can continue marketing these products unless the FDA makes a determination that a specific product is not substantially equivalent. If the FDA ultimately makes such a determination, it is possible that PM USA or USSTC would need to discontinue marketing that specific product should the product’s marketing not be authorized through the New Product Application Process. PM USA and USSTC believe all of their current products meet the statute’s requirements but cannot predict how the FDA will respond to their reports.

Manufacturers intending to introduce new products and certain modified products into the market after March 22, 2011 must submit a report to the FDA and obtain a “substantial equivalence order” from the agency before introducing the products into the market. If the FDA declines to issue a so-called “substantial equivalence order” for a product or if the manufacturer itself determines that the product does not meet the substantial equivalence requirements, the product would need to undergo the New Product Application Process. At this time, it is not possible to predict how long agency reviews of either substantial equivalence reports or new product applications will take.

The FDA also published a proposed regulation on exemption from the substantial equivalence requirements. PM USA and USSTC have submitted comments to the “substantial equivalence” guidance and to the proposed exemption regulations. We cannot predict the final form of the regulation or when it will take effect.

Excise Taxes

Tobacco products are subject to substantial excise taxes in the United States. Significant increases in tobacco-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted at the federal, state and local levels within the United States.

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. For example, in 2009, the federal excise tax (“FET”) on cigarettes increased from 39 cents per pack to approximately $1.01 per pack and on July 1, 2010, the New York state excise tax increased $1.60 to $4.35 per pack. Between the end of 1998 and the end of 2010, the weighted year-end average state and certain local cigarette excise taxes increased from $0.36 to $1.36 per pack. No state excise tax increases have been enacted to date in 2011.

Tax increases are expected to continue to have an adverse impact on sales of tobacco products by our tobacco subsidiaries, due to lower consumption levels and to a potential shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products.

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of April 25, 2011, twenty states, Washington, D.C. and Philadelphia, Pennsylvania have adopted and implemented a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of April 25, 2011, 172 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things:

•	establish specific actions to prevent youth tobacco product use;

•	restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship;

•	initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting;

•	implement regulations imposing product testing, disclosure and performance standards;

•	impose health warning requirements on packaging;

•	adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products;

•	restrict smoking in public places;

•	implement fiscal policies (tax and price increases);

•	adopt and implement measures that ensure that descriptive terms do not create the false impression that one brand of tobacco product is safer than another;

•	phase out duty-free tobacco product sales;

•	encourage litigation against tobacco product manufacturers; and

•	adopt and implement guidelines for testing and measuring the contents and emissions of tobacco products.

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

State Settlement Agreements

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

In November 1998, USSTC entered into the Smokeless Tobacco Master Settlement Agreement (the “STMSA”) with the attorneys general of various states and United States territories to resolve the remaining health care cost reimbursement cases initiated against USSTC. The STMSA required USSTC to adopt various marketing and advertising restrictions and make certain payments over a minimum of ten years. USSTC is the only smokeless tobacco manufacturer to sign the STMSA.

Other Federal, State and Local Regulation and Activity

Federal, State and Local Laws

State and Local Laws Addressing Certain Characterizing Flavors

In a growing number of states and localities, legislation has been enacted or proposed that prohibits or would prohibit the sale of certain tobacco products with certain characterizing flavors. The legislation varies in terms of the type of tobacco products subject to prohibition, the conditions under which the sale of such products is or would be prohibited, and exceptions to the prohibitions. For example, a number of proposals would prohibit characterizing flavors in smokeless tobacco products, with no exception for mint- or wintergreen-flavored products.

To date, the following states have enacted legislation that prohibits certain tobacco products with certain characterizing flavors:

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

In addition, such legislation has been enacted or is being considered in a number of localities. For example:

New York City has adopted an ordinance that prohibits the sale of certain flavored tobacco products other than cigarettes. This legislation affects certain USSTC and Middleton products. The ordinance and related final regulations took effect in August 2010. Certain subsidiaries of USSTC have filed a lawsuit in the United States District Court for the Southern District of New York challenging the New York City legislation on several grounds, including federal preemption by the FSPTCA. In March 2010, the trial court denied plaintiffs’ motion for preliminary injunction against enforcement of the ordinance. USSTC and Middleton are complying with the ordinance pending resolution of the litigation.

Whether other states or localities will enact legislation in this area, and the precise nature of such legislation if enacted, cannot be predicted. See FDA Regulation above for a summary of the FSPTCA’s regulation of certain tobacco products with characterizing flavors.

State and Local Laws Imposing Certain Speech Requirements and Restrictions

In several jurisdictions, legislation or regulations have been enacted or proposed that would require the disclosure of health information separate from or in addition to federally-mandated health warnings or that would restrict commercial speech in certain respects. For example, New York City has adopted a regulation requiring retailers selling tobacco products to display a sign, issued by the New York City Board of Health, depicting graphic images of the potential health consequences of smoking and urging smokers to quit. In June 2010, PM USA and other plaintiffs filed a lawsuit in the United States District Court for the Southern District of New York challenging New York City’s graphic health warnings regulation and filed a motion seeking to preliminarily enjoin the regulation. In December 2010, the district court declared the regulation null and void, finding that such requirements were preempted by federal law. The City has appealed the decision to the United States Court of Appeals for the Second Circuit.

Federal Tobacco Quota Buy-Out

In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. PM USA, Middleton and USSTC are subject to the requirements of FETRA. FETRA eliminated the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is approximately $9.5 billion and is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product.

On February 8, 2011, PM USA filed a lawsuit in federal court challenging the United States Department of Agriculture’s (the “USDA”) method for calculating the 2011 and future tobacco product class shares that are used to allocate liability for the industry payments that fund the FETRA buy-out described above and are used by the FDA to calculate the industry’s FDA user fees. PM USA believes that the USDA violated FETRA and its own regulations by failing to apply the most current FET rates enacted by Congress, which became effective in April 2009, to the USDA’s calculations.

For a discussion of the impact of FETRA payments on Altria Group, Inc., see Debt and Liquidity — Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation. We do not anticipate that the quota buy-out will have a material adverse impact on our consolidated results in 2011 and beyond.

Health Effects of Tobacco Consumption and Exposure to Environmental Tobacco Smoke (“ETS”)

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

Reduced Cigarette Ignition Propensity Legislation

Legislation or regulation requiring cigarettes to meet reduced ignition propensity standards (first adopted by New York State in 2004) has been adopted in all states (Wyoming, the last state to adopt, is scheduled to implement the legislation as of July 1, 2011). PM USA has converted all cigarette production to meet reduced ignition propensity standards.

PM USA continues to support the enactment of federal legislation mandating a uniform and technically feasible national standard for reduced ignition propensity cigarettes that would preempt state standards that are different from the federal standard.

Other Legislation or Governmental Initiatives

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

Governmental Investigations

From time to time, Altria Group, Inc. and its subsidiaries are subject to governmental investigations on a range of matters. Altria Group, Inc. and its subsidiaries cannot predict whether new investigations may be commenced.

Illicit Trade

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

Tobacco Price, Availability and Quality

Shifts in crops driven by economic conditions and adverse weather patterns, government mandated prices and production control programs may increase or decrease the cost or reduce the quality of tobacco and other agricultural products used to manufacture our products. As with other agriculture commodities, the price of tobacco leaf can be influenced by economic conditions and imbalances in supply and demand and crop quality and availability can be influenced by variations in weather patterns. Tobacco production in certain countries is subject to a variety of controls, including government mandated prices and production control programs. Changes in the patterns of demand for agricultural products and the cost of tobacco production could cause tobacco leaf prices to increase and could result in farmers growing less tobacco. Any significant change in tobacco leaf prices, quality or availability could affect our tobacco subsidiaries’ profitability and business.

Timing of Sales

In the ordinary course of business, our tobacco subsidiaries are subject to many influences that can impact the timing of sales to customers, including the timing of holidays and other annual or special events, the timing of promotions, customer incentive programs and customer inventory programs, as well as the actual or speculated timing of pricing actions and tax-driven price increases.

Operating Results

The following discussion compares tobacco space operating results for the three months ended March 31, 2011, with the three months ended March 31, 2010.

	For the Three Months Ended March 31,
	Net Revenues		Operating Companies Income
	2011	2010	2011	2010
	(in millions)
Cigarettes	$5,026	$5,123	$1,347	$1,230
Smokeless products	379	381	193	178
Cigars	117	135	22	47

Total tobacco space	$5,522	$5,639	$1,562	$1,455

Cigarettes segment

For the three months ended March 31, 2011, the cigarettes segment’s financial, shipment volume and retail share results were impacted by several factors. Operating companies income and shipment volume results benefited from trade inventory movements, and retail share was impacted by the timing of new product launches.

PM USA reports volume and retail share performance as follows: Marlboro; Other Premium brands, such as Virginia Slims, Parliament and Benson & Hedges; and Discount brands, which include Basic, L&M and other discount brands.

The following table summarizes cigarettes segment volume performance, which includes units sold as well as promotional units, but excludes Puerto Rico, U.S. Territories, Overseas Military and Philip Morris Duty Free Inc., none of which, individually or in the aggregate, is material to the cigarettes segment:

	Shipment Volume For the Three Months Ended March 31,
	2011	2010
	(in billion units)
Marlboro	27.9	29.6
Other Premium	2.2	2.4
Discount	1.8	2.1

Total Cigarettes	31.9	34.1

The following table summarizes cigarettes segment retail share performance:

	Retail Share For the Three Months Ended March 31,
	2011	2010
Marlboro	42.2%	42.7%
Other Premium	3.7	4.0
Discount	3.1	3.5

Total Cigarettes	49.0%	50.2%

Cigarettes segment retail share results are based on data from SymphonyIRI Group/Capstone, which is a retail tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. The panel was not designed to capture sales through other channels, including the Internet and direct mail.

During 2010, PM USA executed the following pricing and promotional allowance actions:

•	Effective December 6, 2010, PM USA increased the list price on all of its cigarette brands by $0.08 per pack.

•	Effective May 10, 2010, PM USA increased the list price on all of its cigarette brands by $0.08 per pack. In addition, PM USA cancelled its wholesale promotional allowance of $0.21 per pack on Basic.

Net revenues, which include excise taxes billed to customers, decreased $97 million (1.9%), due to lower volume ($386 million), partially offset by higher list prices ($254 million) and lower promotional allowances ($35 million).

Operating companies income increased $117 million (9.5%), due primarily to higher list prices ($254 million), lower promotional allowances ($35 million), lower asset impairment, exit and implementation costs related to the closure of the Cabarrus, North Carolina manufacturing facility ($27 million) and lower marketing, administration and research costs, partially offset by lower volume ($184 million), higher FDA user fees ($25 million) and higher per unit settlement charges.

For the three months ended March 31, 2011, PM USA’s domestic cigarette shipment volume declined 6.4% versus the prior-year period. PM USA believes that the trade built inventory levels in both the first quarters of 2011 and 2010; however, the estimated 2011 trade inventory build was lower compared to 2010. After adjusting primarily for changes in trade inventories, PM USA’s domestic cigarette shipment volume was estimated to be down approximately 5% versus the prior-year period. Total cigarette category volume was down an estimated 4% in the first quarter of 2011 versus the prior-year period when adjusted primarily for changes in trade inventories. PM USA’s adjusted cigarette shipment volume declined more than the adjusted category volume due to a decline in retail share, which is discussed below.

PM USA’s total premium brands (Marlboro and Other Premium brands) shipment volume decreased 6.0%. Marlboro shipment volume decreased 1.7 billion units (5.7%) to 27.9 billion units. In the Discount brands, PM USA’s shipment volume decreased 13.5%, reflecting brand support strategies. Shipments of premium cigarettes accounted for approximately 94% of PM USA’s total volume for both the three months ended March 31, 2011 and 2010.

For the three months ended March 31, 2011, Marlboro’s retail share decreased 0.5 share points versus the prior-year period to 42.2%, due primarily to the timing of new product launches. Marlboro’s 2010 first quarter retail share benefited from the January 2010 introduction of two Marlboro Special Blend products, while two new Marlboro Special Blend products, which began shipping at the end of February 2011, had a minimal impact on the brand’s retail share in the first quarter of 2011. PM USA’s retail share for the three months ended March 31, 2011 decreased 1.2 share points due primarily to share losses on Marlboro and some of PM USA’s other brands, primarily discount, as PM USA optimizes the long-term income of its portfolio brands.

Smokeless products segment

For the three months ended March 31, 2011, the smokeless products segment’s financial, shipment volume and retail share comparisons were impacted primarily by new product launches and promotional product introductions. The smokeless products segment’s results for the three months ended March 31, 2010 benefited from the launch of new Copenhagen products, the national introduction of Marlboro Snus and a Skoal Slim Can pouch promotion. The smokeless products segment’s results for the three months ended March 31, 2011 did not benefit to the same degree from new product activity due to the timing and size of the launches of several Skoal and Marlboro smokeless products during the quarter.

The following table summarizes smokeless products segment volume performance:

	Shipment Volume For the Three Months Ended March 31,
	2011	2010
	(cans and packs in millions)
Copenhagen	81.4	83.8
Skoal	76.0	67.7

Copenhagen and Skoal	157.4	151.5
Other	26.3	34.6

Total Smokeless products	183.7	186.1

Other includes USSTC and PM USA smokeless products. Volume includes cans and packs sold, as well as promotional units but excludes international volume, which is not material to the smokeless products segment.

New types of smokeless products, as well as new packaging configurations of existing smokeless products, may or may not be equivalent to existing moist smokeless tobacco (“MST”) products on a can for can basis. USSTC and PM USA have assumed the following equivalent ratios to calculate volumes of cans and packs shipped:

¡	One pack of snus, irrespective of the number of pouches in the pack, is equivalent to one can of MST;

¡	One can of Skoal Slim Can pouches is equivalent to a 0.53 can of MST; and

¡	All other products are considered to be equivalent on a can for can basis.

If assumptions regarding these equivalent ratios change, it may result in a change to these reported results.

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share For the Three Months Ended March 31,
	2011	2010
Copenhagen	26.0%	25.6%
Skoal	22.0	23.1

Copenhagen and Skoal	48.0	48.7
Other	6.7	6.6

Total Smokeless products	54.7%	55.3%

Smokeless products segment retail share performance is based on data from the SymphonyIRI Group (“SymphonyIRI”) InfoScan Smokeless Tobacco Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes, which tracks smokeless products market share performance based on the number of cans and packs sold. It is SymphonyIRI’s standard practice to periodically refresh its InfoScan syndicated services, which could restate retail share results that were previously released. SymphonyIRI informed USSTC and PM USA that SymphonyIRI will perform a restatement of its InfoScan Smokeless Tobacco Database later in 2011.

Smokeless products is defined as moist smokeless and spit-less tobacco products. Other includes USSTC and PM USA smokeless tobacco products. New types of smokeless products, as well as new packaging configuration of existing smokeless products, may or may not be equivalent to existing MST products on a can for can basis. USSTC and PM USA have made the following assumptions for calculating retail share:

¡	One pack of snus, irrespective of the number of pouches in the pack, is equivalent to one can of MST; and

¡	All other products are considered to be equivalent on a can for can basis.

If assumptions regarding these equivalent ratios change, it may result in a change to these reported results.

USSTC executed the following pricing action in 2010:

•	Effective May 28, 2010, USSTC increased the list prices on substantially all of its brands by $0.10 per can.

Net revenues, which include excise taxes billed to customers, decreased $2 million (0.5%), due primarily to lower volume ($9 million) and higher promotional allowances ($9 million), mostly offset by higher pricing.

Operating companies income increased $15 million (8.4%), due primarily to higher pricing ($17 million) and lower asset impairment, exit, integration and UST acquisition-related costs, partially offset by higher promotional allowances.

For the three months ended March 31, 2011, USSTC and PM USA’s combined domestic smokeless products shipment volume declined 1.3% versus the prior-year period, due primarily to negative comparisons on Copenhagen and Marlboro Snus, partially offset by Skoal’s volume growth. Both Copenhagen and Marlboro Snus volume in the year-ago period benefited from product introductions, while Skoal’s volume in this year’s first quarter benefited from its Skoal X-tra and Skoal Snus new product introductions. After adjusting for these factors, USSTC and PM USA’s combined domestic smokeless products shipment volume was estimated to be up approximately 6%. USSTC and PM USA believe that the smokeless category’s volume grew at an estimated rate of 7%.

For the three months ended March 31, 2011, USSTC and PM USA’s combined retail share of smokeless products decreased 0.6 share points versus the prior-year period to 54.7%. The retail share decline was due primarily to share losses on Skoal, partially offset by share gains on Copenhagen. On a sequential basis, USSTC and PM USA’s 2011 first-quarter combined retail share of smokeless products increased 0.2 share points versus the fourth quarter of 2010, due primarily to sequential retail share growth for both Copenhagen and Skoal.

Copenhagen’s retail share for the first quarter of 2011 increased 0.4 share points versus the prior-year period, and grew 0.3 share points versus the fourth quarter of 2010. The brand’s retail share results benefited from its 2009 and 2010 new product introductions, as well as strength in its core Natural business.

Skoal’s retail share for the first quarter of 2011 decreased 1.1 share points versus the prior-year period. On a sequential basis, Skoal grew its retail share 0.3 share points versus the fourth quarter of 2010 as the brand benefited from its brand-building initiatives. At the end of the first quarter of 2011, USSTC launched eight new Skoal X-tra products.

PM USA and USSTC continue to build awareness and trial of snus among adult cigarette smokers and adult dippers. PM USA introduced two new variants of Marlboro Snus, and USSTC launched two new Skoal Snus variants in the first quarter of 2011.

Cigars segment

For the three months ended March 31, 2011, the cigars segment’s financial results were negatively impacted by events following the 2009 FET increase on tobacco products. Middleton has observed increased competitive activity, including significantly higher levels of imported, low-priced machine-made large cigars. Middleton is responding with promotional investments to defend its position in the marketplace.

The following table summarizes cigars segment volume performance:

	Shipment Volume For the Three Months Ended March 31,
	2011	2010
	(units in millions)
Black & Mild	282	276
Other	5	6

Total Cigars	287	282

The following table summarizes cigars segment retail share performance:

	Retail Share For the Three Months Ended March 31,
	2011	2010
Black & Mild	28.9%	28.1%
Other	0.2	0.4

Total Cigars	29.1%	28.5%

Cigars segment retail share results are based on data from the SymphonyIRI InfoScan Cigar Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes, which tracks machine-made large cigars market share performance. Middleton defines machine-made large cigars as cigars made by machine that weigh greater than three pounds per thousand, except cigars sold at retail in packages of 20 cigars. This service was developed to provide a representation of retail business performance in key trade channels. It is SymphonyIRI’s standard practice to periodically refresh its InfoScan syndicated services, which could restate retail share results that were previously released. SymphonyIRI informed Middleton that SymphonyIRI will perform a restatement of its InfoScan Cigar Database later in 2011.

During 2010, Middleton executed the following pricing actions:

•	Effective November 15, 2010, Middleton executed various list price increases across substantially all of its brands resulting in a weighted-average increase of approximately $0.09 per five-pack.

•	Effective January 11, 2010, Middleton executed various list price increases across substantially all of its brands resulting in a weighted-average increase of approximately $0.18 per five-pack.

Net revenues, which include excise taxes billed to customers, decreased $18 million (13.3%), due primarily to higher promotional allowances. Operating companies income decreased $25 million (53.2%), due primarily to these promotional investments.

For the three months ended March 31, 2011, Middleton’s cigar volume increased 1.9% versus the prior-year period to 287 million units, due primarily to Black & Mild’s retail share performance. Increases in imported machine-made large cigars have made trade inventory volumes difficult to determine accurately in the short-term. As a result, Middleton is only providing its shipment volume.

For the three months ended March 31, 2011, Middleton’s retail share increased 0.6 share point versus the prior-year period to 29.1%. Black & Mild’s retail share increased 0.8 share points versus the prior-year period to 28.9% as the brand benefited from its brand-building initiatives. Middleton plans to continue building Black & Mild’s marketplace position in 2011 with new products and other initiatives.

Wine segment

Business Environment

Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle and Columbia Crest, and owns wineries in or distributes wines from several other wine regions. As discussed in Note 11, Ste. Michelle holds an 85% ownership interest in Michelle-Antinori, LLC, which owns Stag’s Leap Wine Cellars in Napa Valley. Ste. Michelle also owns Conn Creek in Napa Valley and Erath in Oregon. In addition, Ste. Michelle distributes Antinori and Villa Maria Estate wines and Champagne Nicolas Feuillatte in the United States. A key element of Ste. Michelle’s strategy is expanded domestic distribution of its wines, especially in certain account categories such as restaurants, wholesale clubs, supermarkets, wine shops and mass merchandisers.

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

Operating Results

The following discussion compares wine segment results for the three months ended March 31, 2011, with the three months ended March 31, 2010.

	2011	2010
	(in millions)

Net revenues	$101	$95

Operating companies income	$12	$7

The following table summarizes wine segment case shipment volume performance:

	Shipment Volume For the Three Months Ended March 31,
	2011	2010
	(cases in thousands)
Chateau Ste. Michelle	515	536
Columbia Crest	422	433
Other	506	469

Total Wine	1,443	1,438

Net revenues, which include excise taxes billed to customers, increased $6 million (6.3%), due primarily to higher premium shipment volume.

Operating companies income increased $5 million (71.4%), due primarily to higher premium shipment volume, and lower integration and UST acquisition-related costs.

For the three months ended March 31, 2011, Ste. Michelle’s wine shipment volume increased 0.4%, due primarily to higher off- and on-premise channel volume, partially offset by changes in trade inventories. Ste. Michelle believes that in the first quarter of 2011 wholesalers depleted inventories that were built in the fourth quarter of 2010. In the comparable year-ago quarter, wholesalers increased inventory levels, creating a difficult first-quarter shipment comparison.

During the three months ended March 31, 2011, Ste. Michelle’s retail unit volume increased 2.3% versus the prior-year period while the total wine industry’s retail unit volume increased 3.2% versus the prior-year period. Retail unit volume percentage change is based on data from The Nielsen Company (“Nielsen”) and its Nielsen Total Wine Database – U.S. Food, Drug & Liquor, which tracks retail metrics in the wine space. It is Nielsen’s standard practice to periodically refresh its syndicated databases, which could restate retail metrics that were previously released.

Financial services segment

Business Environment

In 2003, PMCC ceased making new investments and began focusing exclusively on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. During the first quarter of 2011 and 2010, proceeds from asset management activities totaled $4 million and $40 million, respectively, and gains included in operating companies income during the first quarter of 2010 totaled $6 million.

PMCC has assessed its allowance for losses for its entire portfolio, and believes that the allowance for losses of $202 million is adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may have to increase its allowance for losses if such conditions worsen. All PMCC lessees were current on their lease payment obligations as of March 31, 2011. For further discussion of finance assets, see Note 8. Finance Assets, net.

See Note 11 for a discussion of the Internal Revenue Service’s (“IRS”) disallowance of certain tax benefits pertaining to several PMCC leveraged lease transactions.

Operating Results

The following discussion compares financial services segment results for the three months ended March 31, 2011, with the three months ended March 31, 2010.

	2011	2010
	(in millions)
Net revenues	$20	$26

Operating companies income	$21	$21

PMCC’s net revenues decreased $6 million (23.1%) from the prior-year period due primarily to lower gains on asset sales. Operating companies income was unchanged for the three months ended March 31, 2011 as compared with the prior-year period as lower gains on asset sales were offset by higher investment earnings.

Financial Review

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $2.1 billion during the first quarter of 2011 was essentially unchanged as compared with the first quarter of 2010.

Altria Group, Inc. had a working capital deficit at March 31, 2011 and December 31, 2010. Altria Group, Inc.’s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or its short-term borrowings availability as discussed in the Debt and Liquidity section.

Net Cash (Used in) Provided by Investing Activities

During the first quarter of 2011, net cash used in investing activities was $8 million, compared with net cash provided by investing activities of $17 million during the first quarter of 2010. This change was due primarily to lower proceeds from finance asset sales in the first quarter of 2011.

Net Cash Used in Financing Activities

During the first quarter of 2011, net cash used in financing activities was $936 million compared with $639 million during the first quarter of 2010. This change was due primarily to commercial paper issuances during the first quarter of 2010 and a higher dividend rate in the first quarter of 2011.

Debt and Liquidity

Credit Ratings – Altria Group, Inc.’s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings. Under the terms of certain of Altria Group, Inc.’s existing debt instruments, a change in a credit rating could result in an increase or a decrease of the cost of borrowings. For instance, the interest rate payable on certain of Altria Group, Inc.’s outstanding notes is subject to adjustment from time to time if the rating assigned to the notes of such series by Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“Standard & Poor’s”) is downgraded (or subsequently upgraded) as and to the extent set forth in the notes. The impact of credit ratings on the cost of borrowings under Altria Group, Inc.’s credit agreements is discussed below.

At March 31, 2011, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook

Moody’s	P-2	Baa1	Stable
Standard & Poor’s	A-2	BBB	Stable
Fitch	F2	BBB+	Stable

Credit Lines – From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. As of and during the three months ended March 31, 2011, Altria Group, Inc. had no short-term borrowings. As of March 31, 2010, Altria Group, Inc. had $200 million of short-term borrowings. Peak borrowings during the three months ended March 31, 2010 were $200 million, and the weighted-average interest rate for short-term borrowings during the three months ended March 31, 2010 was 0.37%. The short-term borrowings at March 31, 2010 were repaid with cash provided by operating activities.

At March 31, 2011, the credit lines for Altria Group, Inc. and related activity were as follows:

Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available
	(in billions)

364-Day Agreement	$0.6	$-	$-	$0.6
3-Year Agreement	2.4			2.4

	$3.0	$-	$-	$3.0

At March 31, 2011, Altria Group, Inc. had in place a senior unsecured 364-day revolving credit agreement (the “364-Day Agreement”) and a senior unsecured 3-year revolving credit agreement (the “3-Year Agreement” and, together with the 364-Day Agreement, the “Revolving Credit Agreements”). The 364-Day Agreement provides for borrowings up to an aggregate principal amount of $0.6 billion and expires on November 16, 2011. The 3-Year Agreement provides for borrowings up to an aggregate principal amount of $2.4 billion and expires on November 20, 2012. Altria Group, Inc. expects to replace the Revolving Credit Agreements prior to each expiration in amounts and maturities, and on other terms and conditions reflective of market conditions at that time.

Pricing under the Revolving Credit Agreements may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Altria Group, Inc. expects interest rates on borrowings under the Revolving Credit Agreements to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage equal to Altria Group, Inc.’s credit default swap spread subject to certain minimum rates and maximum rates based on the higher of the rating of Altria Group, Inc.’s long-term senior unsecured debt from Standard & Poor’s and Moody’s. The applicable minimum and maximum rates based on Altria Group, Inc.’s long-term senior unsecured debt ratings at March 31, 2011 for the 364-Day Agreement are 1.0% and 2.25%, respectively. The applicable minimum and maximum rates based on Altria Group, Inc.’s long-term senior unsecured debt ratings at March 31, 2011 for the 3-Year Agreement are 2.0% and 4.0%, respectively. The Revolving Credit Agreements do not include any other rating triggers, nor do they contain any provisions that could require the posting of collateral.

The Revolving Credit Agreements are used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Revolving Credit Agreements require that Altria Group, Inc. maintain (i) a ratio of debt to consolidated EBITDA of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four-quarters basis. At March 31, 2011, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Revolving Credit Agreements, were 1.7 to 1.0 and 6.4 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Revolving Credit Agreements. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense” as defined in the Revolving Credit Agreements include certain adjustments. Exhibit 99.3 to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 sets forth the definitions of these terms as they appear in the Revolving Credit Agreements and is incorporated herein by reference.

Any commercial paper issued by Altria Group, Inc. and borrowings under the Revolving Credit Agreements are fully and unconditionally guaranteed by PM USA as further discussed in Note 12. Condensed Consolidating Financial Information to the condensed consolidated financial statements (“Note 12”).

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

Debt – At March 31, 2011 and December 31, 2010, Altria Group, Inc.’s total debt, all of which is consumer products debt, was $12.2 billion.

Guarantees and Redeemable Noncontrolling Interest – As discussed in Note 11, Altria Group, Inc. had guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at March 31, 2011. In addition, as discussed in Note 12, PM USA has issued guarantees related to Altria Group, Inc.’s indebtedness.

Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation – As discussed previously and in Note 11, PM USA has entered into State Settlement Agreements with the states and territories of the United States. PM USA also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA’s obligations under this trust expired on December 15, 2010 (these obligations had been offset by the obligations imposed on PM USA by FETRA, which expires in 2014). USSTC and Middleton are also subject to obligations imposed by FETRA. In addition, in June 2009, PM USA and a subsidiary of USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. The State Settlement Agreements, FETRA, and the FDA user fees call for payments that are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.’s subsidiaries recorded charges to cost of sales for the three months ended March 31, 2011 and 2010 of $1.2 billion for each period.

Based on current agreements, 2010 market share, and historical annual industry volume decline rates, the estimated amounts that Altria Group, Inc.’s subsidiaries may charge to cost of sales for these payments will approximate $5 billion in 2011 and each year thereafter.

The estimated amounts due under the State Settlement Agreements and FETRA charged to cost of sales in each year would generally be paid in the following year. The amounts charged to cost of sales for the FDA user fees are paid in the quarter in which the fees are incurred. As previously stated, the payments due under the terms of the State Settlement Agreements, FETRA and FDA user fees are subject to adjustment for several factors, including volume, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. Future payment amounts are estimates, and actual amounts will differ as underlying assumptions differ from actual future results. See Note 11 for a discussion of proceedings that may result in a downward adjustment of amounts paid under State Settlement Agreements for the years 2003 to 2010.

Litigation Escrow Deposits – With respect to certain adverse verdicts currently on appeal, as of March 31, 2011, PM USA has posted various forms of security totaling approximately $45 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheet.

Although litigation is subject to uncertainty and could result in material adverse consequences for the financial condition, cash flows or results of operations of PM USA, UST or Altria Group, Inc. in a particular fiscal quarter or fiscal year as more fully disclosed in Note 11 and in Cautionary Factors That May Affect Future Results, management expects cash flow from operations, together with Altria Group, Inc.’s access to capital markets, to provide sufficient liquidity to meet ongoing business needs.

Leases – PMCC’s investment in leases is included in the line item finance assets, net, on the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010. At March 31, 2011, PMCC’s net finance receivables of approximately $4.4 billion in leveraged leases, which are included in finance assets, net on Altria Group, Inc.’s condensed consolidated balance sheet, consisted of rents receivable

($12.4 billion) and the residual value of assets under lease ($1.3 billion), reduced by third-party nonrecourse debt ($7.8 billion) and unearned income ($1.5 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. The third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net on Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, at March 31, 2011, also included net finance receivables for direct finance leases ($0.3 billion) and an allowance for losses ($0.2 billion).

See Note 11 for a discussion of the IRS’s disallowance of certain tax benefits pertaining to several PMCC leveraged lease transactions.

Equity and Dividends

On January 25, 2011, Altria Group, Inc. granted 2.2 million shares of restricted and deferred stock to eligible employees. Restrictions on these shares lapse in the first quarter of 2014. The market value per share was $24.33 on the date of grant.

During the first quarter of 2011, 2.1 million shares of restricted and deferred stock vested. The total fair value of restricted and deferred stock vested during the first quarter of 2011 was $51 million. The weighted-average grant date fair value per share of these awards was $22.71.

Dividends paid in the first quarters of 2011 and 2010 were $794 million and $706 million, respectively, an increase of 12.5%, primarily reflecting a higher dividend rate. Altria Group, Inc. continues to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $1.52 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of Altria Group, Inc.’s Board of Directors.

In January 2011, Altria Group, Inc.’s Board of Directors authorized a $1.0 billion one-year share repurchase program. Share repurchases under this program depend upon marketplace conditions and other factors. No shares were repurchased during the three months ended March 31, 2011 under this share repurchase program. The share repurchase program remains subject to the discretion of Altria Group, Inc.’s Board of Directors.

Contingencies

See Note 11 for a discussion of contingencies.

Cautionary Factors That May Affect Future Results

Forward-Looking and Cautionary Statements

We1 may from time to time make written or oral forward-looking statements, including statements contained in filings with the SEC, in reports to security holders and in press releases and investor webcasts. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “forecasts,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in Altria Group, Inc.’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the “Business Environment” sections preceding our discussion of operating results of our subsidiaries’ businesses. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time.

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

Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 43 states now limit the dollar amount of bonds or require no bond at all. Tobacco litigation plaintiffs, however, have challenged the constitutionality of Florida’s bond cap statute in several

[1]

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

Altria Group, Inc. and its subsidiaries have achieved substantial success in managing litigation. Nevertheless, litigation is subject to uncertainty and significant challenges remain. It is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Altria Group, Inc. and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. Each of the companies has defended, and will continue to defend, vigorously against litigation challenges. However, Altria Group, Inc. and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria Group, Inc. to do so. See Note 11 and Exhibits 99.1 and 99.2 for a discussion of pending tobacco-related litigation.

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

PM USA, USSTC and other Altria Group, Inc. subsidiaries are subject to and may become subject to regulation by the FDA, as discussed in detail in Tobacco Space – Business Environment – FSPTCA and FDA Regulation. We cannot predict how the FDA will implement and enforce its statutory authority, including by promulgating additional regulations and pursuing possible investigatory or enforcement actions.

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

Excise Taxes. Tobacco products are subject to substantial excise taxes, and significant increases in tobacco product-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States at the state, federal and local levels. Tax increases are expected to continue to have an adverse impact on sales of our tobacco products due to lower consumption levels and to a potential shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products. For further discussion, see Tobacco Space – Business Environment – Excise Taxes.

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

New Tobacco Product Technologies. Altria Group, Inc.’s tobacco subsidiaries continue to seek ways to develop and to commercialize new tobacco product technologies that may reduce the health risks associated with current tobacco products, while continuing to offer adult tobacco consumers products that meet their taste expectations. Potential solutions being researched include tobacco products that reduce or eliminate exposure to cigarette smoke and/or constituents identified by public health authorities as harmful. Our tobacco subsidiaries may not succeed in these efforts. If they do not succeed, but one or more of their competitors does, our subsidiaries may be at a competitive disadvantage. Further, we cannot predict whether regulators, including the FDA, will permit the marketing or sale of tobacco products with claims of reduced risk to consumers or whether consumers’ purchase decisions would be affected by such claims, which could affect the commercial viability of any tobacco products that might be developed.

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

IRS Challenges to PMCC Leases. The IRS has challenged the tax treatment of certain of PMCC’s leveraged leases. Should Altria Group, Inc. not prevail in any one or more of these matters, Altria Group, Inc. may have to accelerate the payment of significant amounts of federal income tax, pay associated interest costs and penalties, if imposed, and significantly lower its earnings to reflect the recalculation of the income from the affected leveraged leases. These factors, should they occur, could have a material effect on the earnings and cash flows of Altria Group, Inc. in a particular fiscal quarter or fiscal year. For further discussion, see Note 11.

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

Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Report on Form 10-K for the year ended December 31, 2010. Other than as set forth in Part I – Item 2. of this Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended March 31, 2011, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1-31, 2011	143,581	$24.56	-	$1,000,000,000

February 1-28, 2011	634,819	$24.19	-	$1,000,000,000

March 1-31, 2011	3,508	$26.02	-	$1,000,000,000

For the Quarter Ended March 31, 2011	781,908	$24.26

(1)

Represents shares tendered to Altria Group, Inc. by employees who vested in restricted and deferred stock, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

(2)

In January 2011, Altria Group, Inc.’s Board of Directors authorized a $1.0 billion one-year share repurchase program. Share repurchases under this program depend upon marketplace conditions and other factors. No shares were repurchased during the three months ended March 31, 2011 under this share repurchase program. The share repurchase program remains subject to the discretion of Altria Group, Inc.’s Board of Directors.

Item 6.	Exhibits.

3.1	Amended and Restated By-laws of Altria Group, Inc. (incorporated by reference to Exhibit 3.1 to Altria Group, Inc.’s Current Report on Form 8-K filed on February 25, 2011).

10.1	Form of Restricted Stock Agreement, dated as of January 25, 2011 (incorporated by reference to Exhibit 10.1 to Altria Group, Inc.’s Current Report on Form 8-K filed on January 27, 2011).

10.2	Form of Deferred Stock Agreement, dated as of January 25, 2011 (incorporated by reference to Exhibit 10.2 to Altria Group, Inc.’s Current Report on Form 8-K filed on January 27, 2011).

10.3	Form of Executive Confidentiality and Non-Competition Agreement (incorporated by reference to Exhibit 10.3 to Altria Group, Inc.’s Current Report on Form 8-K filed on January 27, 2011).

10.4	Grantor Trust Agreement by and between Altria Client Services Inc. and Wells Fargo Bank, National Association, dated February 23, 2011 (incorporated by reference to Exhibit 10.32 to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.5	Benefit Equalization Plan, effective September 2, 1974, as amended (incorporated by reference to Exhibit 10.25 to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

99.3	Definitions of Terms Related to Financial Covenants included in Altria Group, Inc.’s 364-Day Revolving Credit Agreement dated as of November 17, 2010 and Altria Group, Inc.’s 3-year Revolving Credit Agreement dated as of November 20, 2009 (incorporated by reference to Exhibit 99.3 to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

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

ALTRIA GROUP, INC.

/s/ HOWARD A. WILLARD III

Howard A. Willard III
Executive Vice President and
Chief Financial Officer

April 28, 2011