Form 10-Q
period 2011-06-30
ALTRIA GROUP, INC.
filed 2011-07-28
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

At July 18, 2011, there were 2,071,234,300 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Consumer products
Cash and cash equivalents	$2,064	$2,314
Receivables	166	85
Inventories:
Leaf tobacco	802	960
Other raw materials	188	160
Work in process	279	299
Finished product	404	384

	1,673	1,803
Deferred income taxes	1,163	1,165
Other current assets	591	614

Total current assets	5,657	5,981
Property, plant and equipment, at cost	4,737	5,150
Less accumulated depreciation	2,432	2,770

	2,305	2,380
Goodwill	5,174	5,174
Other intangible assets, net	12,107	12,118
Investment in SABMiller	5,927	5,367
Other assets	1,774	1,851

Total consumer products assets	32,944	32,871
Financial services
Finance assets, net	3,869	4,502
Other assets	19	29

Total financial services assets	3,888	4,531

TOTAL ASSETS	$36,832	$37,402

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share and per share data)

(Unaudited)

	June 30, 2011	December 31, 2010
LIABILITIES
Consumer products
Accounts payable	$252	$529
Accrued liabilities:
Marketing	418	447
Taxes, except income taxes	357	231
Employment costs	138	232
Settlement charges	2,137	3,535
Other	1,310	1,069
Income taxes	42
Dividends payable	792	797

Total current liabilities	5,446	6,840
Long-term debt	13,688	12,194
Deferred income taxes	4,861	4,618
Accrued pension costs	986	1,191
Accrued postretirement health care costs	2,420	2,402
Other liabilities	807	949

Total consumer products liabilities	28,208	28,194
Financial services
Deferred income taxes	3,351	3,880
Other liabilities	605	101

Total financial services liabilities	3,956	3,981

Total liabilities	32,164	32,175
Contingencies (Note 11)
Redeemable noncontrolling interest	33	32
STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,627	5,751
Earnings reinvested in the business	23,256	23,459
Accumulated other comprehensive losses	(1,279)	(1,484)
Cost of repurchased stock (734,711,777 shares in 2011 and 717,221,651 shares in 2010)	(23,906)	(23,469)

Total stockholders’ equity attributable to Altria Group, Inc.	4,633	5,192
Noncontrolling interests	2	3

Total stockholders’ equity	4,635	5,195

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,832	$37,402

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Net revenues	$11,563	$12,034
Cost of sales	3,825	3,834
Excise taxes on products	3,618	3,742

Gross profit	4,120	4,458
Marketing, administration and research costs	1,272	1,292
Reduction of Kraft and PMI tax-related receivables		169
Asset impairment and exit costs	3	28
Amortization of intangibles	11	10

Operating income	2,834	2,959
Interest and other debt expense, net	572	577
Earnings from equity investment in SABMiller	(344)	(251)

Earnings before income taxes	2,606	2,633
Provision for income taxes	1,224	777

Net earnings	1,382	1,856
Net earnings attributable to noncontrolling interests	(1)	(1)

Net earnings attributable to Altria Group, Inc.	$1,381	$1,855

Per share data:
Basic earnings per share attributable to Altria Group, Inc.	$0.66	$0.89

Diluted earnings per share attributable to Altria Group, Inc.	$0.66	$0.89

Dividends declared	$0.76	$0.70

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended June 30,
	2011	2010
Net revenues	$5,920	$6,274
Cost of sales	2,030	1,967
Excise taxes on products	1,918	1,933

Gross profit	1,972	2,374
Marketing, administration and research costs	671	651
Reduction of Kraft and PMI tax-related receivables		169
Asset impairment and exit costs	1	21
Amortization of intangibles	5	4

Operating income	1,295	1,529
Interest and other debt expense, net	294	290
Earnings from equity investment in SABMiller	(155)	(113)

Earnings before income taxes	1,156	1,352
Provision for income taxes	712	309

Net earnings	444	1,043
Net earnings attributable to noncontrolling interests		(1)

Net earnings attributable to Altria Group, Inc.	$444	$1,042

Per share data:
Basic earnings per share attributable to Altria Group, Inc.	$0.21	$0.50

Diluted earnings per share attributable to Altria Group, Inc.	$0.21	$0.50

Dividends declared	$0.38	$0.35

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2010 and

the Six Months Ended June 30, 2011

(in millions of dollars, except per share data)

(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehen- sive Losses	Cost of Repurchased Stock	Compre- hensive Earnings	Non-controlling Interests	Total Stock- holders’ Equity
Balances, December 31, 2009	$935	$5,997	$22,599	$(1,561)	$(23,901)	$—	$3	$4,072
Comprehensive earnings:
Net earnings (1)			3,905			3,905	1	3,906
Other comprehensive earnings, net of income taxes:
Currency translation adjustments				1		1		1
Change in net loss and prior service cost				35		35		35
Ownership share of SABMiller other comprehensive earnings				41		41		41

Total other comprehensive earnings						77	—	77

Total comprehensive earnings (2)						3,982	1	3,983

Exercise of stock options and other stock award activity		(246)			432			186
Cash dividends declared ($1.46 per share)			(3,045)					(3,045)
Other							(1)	(1)

Balances, December 31, 2010	935	5,751	23,459	(1,484)	(23,469)		3	5,195
Comprehensive earnings:
Net earnings (1)			1,381			1,381		1,381
Other comprehensive earnings, net of income taxes:
Currency translation adjustments				1		1		1
Change in net loss and prior service cost				64		64		64
Ownership share of SABMiller other comprehensive earnings				140		140		140

Total other comprehensive earnings						205	—	205

Total comprehensive earnings (2)						1,586	—	1,586

Exercise of stock options and other stock award activity		(124)			179			55
Cash dividends declared ($0.76 per share)			(1,584)					(1,584)
Stock repurchased					(616)			(616)
Other							(1)	(1)

Balances, June 30, 2011	$935	$5,627	$23,256	$(1,279)	$(23,906)		$2	$4,635

(1)	Net earnings attributable to noncontrolling interests at June 30, 2011 and December 31, 2010 exclude $1 million due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section in the condensed consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively. See Note 11.
(2)	Total comprehensive earnings were $556 million and $957 million for the three months ended June 30, 2011 and June 30, 2010, respectively, all of which were comprehensive earnings attributable to Altria Group, Inc. Total comprehensive earnings for the six months ended June 30, 2010 were $1,840 million, all of which were comprehensive earnings attributable to Altria Group, Inc.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings (loss) - Consumer products	$1,962	$1,824
- Financial services	(580)	32

Net earnings	1,382	1,856
Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	121	137
Deferred income tax provision	132	120
Earnings from equity investment in SABMiller	(344)	(251)
Asset impairment and exit costs, net of cash paid	(24)	(119)
Cash effects of changes:
Receivables, net	(12)	16
Inventories	130	160
Accounts payable	(94)	(41)
Income taxes	5	(80)
Accrued liabilities and other current assets	58	(89)
Accrued settlement charges	(1,398)	(1,485)
Pension plan contributions	(209)	(12)
Pension provisions and postretirement, net	122	113
Other	121	32
Financial services
Deferred income tax benefit	(529)	(194)
PMCC Leveraged Lease Charge	490
Other	528	128

Net cash provided by operating activities	479	291

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Consumer products
Capital expenditures	$(40)	$(69)
Other	1	18
Financial services
Proceeds from finance assets	129	72

Net cash provided by investing activities	90	21

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Consumer products
Issuances of short-term borrowings		200
Long-term debt issued	1,494	797
Long-term debt repaid		(775)
Repurchases of common stock	(575)
Dividends paid on common stock	(1,589)	(1,435)
Issuances of common stock	29	39
Financing fees and debt issuance costs	(23)	(5)
Other	(155)	(150)

Net cash used in financing activities	(819)	(1,329)

Cash and cash equivalents:
Decrease	(250)	(1,017)
Balance at beginning of period	2,314	1,871

Balance at end of period	$2,064	$854

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At June 30, 2011, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; UST LLC (“UST”), which through its direct and indirect wholly-owned subsidiaries including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless products and wine; and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 27.1% economic and voting interest in SABMiller plc (“SABMiller”) at June 30, 2011, which is accounted for under the equity method of accounting. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller, if and when SABMiller pays such dividends on its stock. At June 30, 2011, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

In April 2011, Altria Group, Inc. began repurchasing shares of its common stock under its previously announced $1.0 billion one-year share repurchase program authorized by Altria Group, Inc.’s Board of Directors in January 2011. During the second quarter of 2011, Altria Group, Inc. repurchased 22.8 million shares of its common stock at an aggregate cost of approximately $616 million, or an average price of $27.07 per share, under this share repurchase program. Share repurchases under this program depend upon marketplace conditions and other factors; and this share repurchase program remains subject to the discretion of Altria Group, Inc.’s Board of Directors.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Asset Impairment, Exit, Implementation and Integration Costs:

For the six and three months ended June 30, 2011, total pre-tax asset impairment and exit costs were $3 million and $1 million, respectively, all of which were reported in the cigarettes segment. In addition, total pre-tax integration costs of $2 million were reported in the smokeless products segment for both the six and three months ended June 30, 2011. There were no implementation costs incurred during the six months ended June 30, 2011.

Pre-tax asset impairment, exit, implementation and integration costs for the six and three months ended June 30, 2010 consisted of the following:

	For the Six Months Ended June 30, 2010
	Asset Impairment and Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$25	$49	$—	$74
Smokeless products	2		11	13
Cigars			1	1
Wine			1	1
General corporate	1			1

Total	$28	$49	$13	$90

	For the Three Months Ended June 30, 2010
	Asset Impairment and Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$20	$25	$—	$45
Smokeless products			4	4
General corporate	1			1

Total	$21	$25	$4	$50

The movement in the severance liability and details of asset impairment and exit costs for Altria Group, Inc. for the six months ended June 30, 2011 was as follows:

	Severance	Other	Total
	(in millions)
Severance liability balance, December 31, 2010	$26	$—	$26
Charges		3	3
Cash spent	(21)	(7)	(28)
Other		4	4

Severance liability balance, June 30, 2011	$5	$—	$5

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

As a result of this program, which commenced in 2007, PM USA expects to incur total pre-tax charges of approximately $800 million, which consist of employee separation costs of $325 million, accelerated depreciation of $275 million and other charges of $200 million, primarily related to the relocation of employees and equipment, net of estimated gains on sales of land and buildings. Total pre-tax charges incurred for the program through June 30, 2011 of $827 million, which are reflected in the cigarettes segment, do not reflect estimated gains from the future sales of land and buildings.

PM USA recorded pre-tax charges for this program as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Asset impairment and exit costs	$3	$25	$1	$20
Implementation costs		49		25

Total	$3	$74	$1	$45

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Service cost	$38	$42	$19	$21
Interest cost	175	178	88	89
Expected return on plan assets	(211)	(208)	(105)	(104)
Amortization:
Net loss	86	66	43	33
Prior service cost	7	6	3	3

Net periodic pension cost	$95	$84	$48	$42

Employer Contributions

Altria Group, Inc. makes contributions to the extent that they are tax deductible, and to pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service (“IRS”) regulations. On January 7, 2011, Altria Group, Inc. made a voluntary $200 million contribution to its pension plans. Additional employer contributions of $9 million were made to Altria Group, Inc.’s pension plans during the six months ended June 30, 2011. Currently, Altria Group, Inc. anticipates making additional employer contributions to its pension plans of approximately $21 million to $41 million during the remainder of 2011, based on current tax law. However, these estimates are subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Service cost	$17	$17	$8	$8
Interest cost	69	71	35	36
Amortization:
Net loss	19	16	10	8
Prior service credit	(11)	(7)	(6)	(3)

Net postretirement health care costs	$94	$97	$47	$49

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Earnings from Equity Investment in SABMiller:

Pre-tax earnings from Altria Group, Inc.’s equity investment in SABMiller consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Equity earnings	$333	$215	$148	$109
Gains resulting from issuances of common stock by SABMiller	11	36	7	4

	$344	$251	$155	$113

Note 5. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Net earnings attributable to Altria Group, Inc.	$1,381	$1,855	$444	$1,042
Less: Distributed and undistributed earnings attributable to unvested restricted and deferred shares	(5)	(7)	(1)	(4)

Earnings for basic and diluted EPS	$1,376	$1,848	$443	$1,038

Weighted-average shares for basic EPS	2,080	2,075	2,076	2,076
Add: Incremental shares from stock options		3		3

Weighted-average shares for diluted EPS	2,080	2,078	2,076	2,079

For the six and three months ended June 30, 2011 and 2010 computations, there were no antidilutive stock options.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. Accumulated Other Comprehensive Losses:

The following table sets forth the changes in each component of accumulated other comprehensive losses, net of income taxes, attributable to Altria Group, Inc.:

	Currency Translation Adjustments	Changes in Net Loss and Prior Service Cost	Ownership Share of SABMiller’s Other Comprehensive Earnings	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2009	$3	$(1,846)	$282	$(1,561)
Period Change	1	35	41	77

Balances, December 31, 2010	4	(1,811)	323	(1,484)
Period Change	1	64	140	205

Balances, June 30, 2011	$5	$(1,747)	$463	$(1,279)

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

Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Net revenues:
Cigarettes	$10,735	$10,712	$5,709	$5,589
Smokeless products	783	771	404	390
Cigars	266	290	149	155
Wine	217	201	116	106
Financial services	(438)	60	(458)	34

Net revenues	$11,563	$12,034	$5,920	$6,274

Earnings before income taxes:
Operating companies income (loss):
Cigarettes	$2,883	$2,680	$1,536	$1,450
Smokeless products	415	376	222	198
Cigars	69	103	47	56
Wine	31	19	19	12
Financial services	(442)	60	(463)	39
Amortization of intangibles	(11)	(10)	(5)	(4)
General corporate expenses	(111)	(99)	(61)	(52)
Reduction of Kraft and PMI tax-related receivables		(169)		(169)
Corporate exit costs		(1)		(1)

Operating income	2,834	2,959	1,295	1,529
Interest and other debt expense, net	(572)	(577)	(294)	(290)
Earnings from equity investment in SABMiller	344	251	155	113

Earnings before income taxes	$2,606	$2,633	$1,156	$1,352

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Items affecting the comparability of net revenues and/or operating companies income (loss) for the segments were as follows:

PMCC Leveraged Lease Charge – During the second quarter of 2011, Altria Group, Inc. recorded a one-time charge of $627 million related to the tax treatment of certain leveraged lease transactions entered into by PMCC (“PMCC Leveraged Lease Charge”). Included in this charge was a pre-tax charge of $490 million that was recorded as a decrease to PMCC’s net revenues and operating companies income (see Note 8. Finance Assets, net, Note 10. Income Taxes and Note 11. Contingencies for further discussion of matters related to this charge).

Asset Impairment, Exit, Implementation and Integration Costs - See Note 2. Asset Impairment, Exit, Implementation and Integration Costs for a breakdown of asset impairment, exit, implementation and integration costs by segment.

Note 8. Finance Assets, net:

At June 30, 2011, finance assets, net, of $3,869 million were comprised of investments in finance leases of $4,071 million, reduced by the allowance for losses of $202 million. At December 31, 2010, finance assets, net, of $4,502 million were comprised of investments in finance leases of $4,704 million, reduced by the allowance for losses of $202 million. Finance assets, net, as of June 30, 2011 reflect the impact of the PMCC Leveraged Lease Charge.

During the second quarter of 2011, Altria Group, Inc. recorded the PMCC Leveraged Lease Charge. Approximately 50% of the charge ($315 million), which does not include potential penalties, represents a reduction in cumulative lease earnings recorded to date that will be recaptured over the remainder of the affected lease terms. The remaining portion of the charge ($312 million) primarily represents a permanent charge for interest on tax underpayments. The one-time charge was recorded in Altria Group, Inc.’s condensed consolidated statements of earnings for the six and three months ended June 30, 2011 as follows:

	Net Revenues	Provision for Income Taxes	Total
	(in millions)
Reduction to cumulative lease earnings	$490	$(175)	$315
Interest on tax underpayments		312	312

Total	$490	$137	$627

See Note 10. Income Taxes and Note 11. Contingencies for further discussion of matters related to this charge.

PMCC has assessed its allowance for losses for its entire portfolio, and believes that the allowance for losses of $202 million is adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may have to increase its allowance for losses if such conditions worsen. All PMCC lessees were current on their lease payment obligations as of June 30, 2011.

The credit quality of PMCC’s investments in finance leases as assigned by Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”) at June 30, 2011 and December 31, 2010 was as follows:

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	June 30, 2011	December 31, 2010
	(in millions)
Credit Rating by Standard & Poor’s/Moody’s:
“AAA/Aaa” to “A-/A3”	$1,789	$2,343
“BBB+/Baa1” to “BBB-/Baa3”	1,129	1,148
“BB+/Ba1” and Lower	1,153	1,213

Total	$4,071	$4,704

The activity in the allowance for losses on finance assets for the six months ended June 30, 2011 and 2010 was as follows:

	For the Six Months Ended June 30,
	2011	2010
	(in millions)
Balance at beginning of the year	$202	$266
Amounts written-off		(64)

Balance at June 30	$202	$202

During the first quarter of 2010, leases with General Motors Corporation (“GM”) were restructured as a result of its bankruptcy reorganization and $64 million was written off against PMCC’s allowance for losses. As of June 30, 2011 and December 31, 2010, PMCC’s investment in finance leases from General Motors LLC, which is the successor to GM’s North American automotive business, was $101 million.

Note 9. Debt:

Short-Term Borrowings and Borrowing Arrangements

At June 30, 2011 and December 31, 2010, Altria Group, Inc. had no short-term borrowings.

On June 30, 2011, Altria Group, Inc. entered into a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires on June 30, 2016. The Credit Agreement replaced Altria Group, Inc.’s $0.6 billion senior unsecured 364-day revolving credit agreement, which was to expire on November 16, 2011 (the “364-Day Agreement”) and Altria Group, Inc.’s $2.4 billion senior unsecured 3-year revolving credit agreement, which was to expire on November 20, 2012 (together with the 364-Day Agreement, the “Terminated Agreements”). The Terminated Agreements were terminated effective June 30, 2011. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage equal to Altria Group, Inc.’s credit default swap spread subject to certain minimum rates and maximum rates based on the higher of the rating of Altria Group, Inc.’s long-term senior unsecured debt from Standard & Poor’s and Moody’s. The applicable minimum and maximum rates based on Altria Group, Inc.’s long-term senior unsecured debt ratings at June 30, 2011 for borrowings under the Credit Agreement are 0.75% and 1.75%, respectively, which are lower than those in the Terminated Agreements. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. As in the Terminated Agreements, the Credit Agreement requires that Altria

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Group, Inc. maintain (i) a ratio of debt to consolidated EBITDA of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At June 30, 2011, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.9 to 1.0 and 6.4 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments.

Any commercial paper issued by Altria Group, Inc. and borrowings under the Credit Agreement are fully and unconditionally guaranteed by PM USA (see Note 12. Condensed Consolidating Financial Information).

Long-Term Debt

On May 5, 2011, Altria Group, Inc. issued $1.5 billion (aggregate principal amount) of 4.75% senior unsecured long-term notes due May 5, 2021, with interest payable semi-annually. The net proceeds from the issuance of these senior unsecured notes were added to Altria Group, Inc.’s general funds and will be used for general corporate purposes.

The notes are Altria Group, Inc.’s senior unsecured obligations and rank equally in right of payment with all of Altria Group, Inc.’s existing and future senior unsecured indebtedness. Upon the occurrence of both (i) a change of control of Altria Group, Inc. and (ii) the notes ceasing to be rated investment grade by each of Moody’s, Standard & Poor’s and Fitch Ratings Ltd. within a specified time period, Altria Group, Inc. will be required to make an offer to purchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest to the date of repurchase as and to the extent set forth in the terms of the notes.

The obligations of Altria Group, Inc. under the notes are fully and unconditionally guaranteed by PM USA (see Note 12. Condensed Consolidating Financial Information).

The aggregate fair value, based substantially on readily available quoted market prices, of Altria Group, Inc.’s total debt at June 30, 2011, was $17.0 billion, as compared with its carrying value of $13.7 billion. The aggregate fair value, based substantially on readily available quoted market prices, of Altria Group, Inc.’s total debt at December 31, 2010, was $15.5 billion, as compared with its carrying value of $12.2 billion.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Income Taxes:

The income tax rate of 47.0% for the six months ended June 30, 2011 increased 17.5 percentage points from 29.5% for the six months ended June 30, 2010. The income tax rate of 61.6% for the three months ended June 30, 2011 increased 38.7 percentage points from 22.9% for the three months ended June 30, 2010. The increases in the income tax rate were due primarily to a $312 million charge, that primarily represents a permanent charge for interest on tax underpayments, associated with the previously discussed PMCC Leveraged Lease Charge which was recorded during the second quarter of 2011 (see Note 8. Finance Assets, net and Note 11. Contingencies for further discussion of matters related to this charge). Also contributing to the income tax rate increases was the reversal during 2010 of tax reserves and associated interest following the resolution of certain federal and state audits discussed below.

As discussed in Note 11. Contingencies, Altria Group, Inc. and the IRS executed a closing agreement during the second quarter of 2010 in connection with the IRS’s examination of Altria Group, Inc.’s consolidated federal income tax returns for the years 2000-2003, which resolved various tax matters for Altria Group, Inc. and its subsidiaries, including its former subsidiaries—Kraft Foods Inc. (“Kraft”) and Philip Morris International Inc. (“PMI”). As a result of this closing agreement, in the second quarter of 2010, Altria Group, Inc. recorded (i) a $47 million income tax benefit primarily attributable to the reversal of tax reserves and associated interest related to Altria Group, Inc. and its current subsidiaries; and (ii) an income tax benefit of $169 million attributable to the reversal of federal income tax reserves and associated interest related to the resolution of certain Kraft and PMI tax matters.

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

Altria Group, Inc. is subject to income taxation in many jurisdictions. Uncertain tax positions reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, since such timing is not entirely within the control of Altria Group, Inc. During the next twelve months, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $230 million, including uncertain tax positions related to Kraft and PMI.

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

Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 44 states now limit the dollar amount of bonds or require no bond at all. As discussed below, however, tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge other state bond cap statutes. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of July 25, 2011, July 26, 2010 and July 27, 2009.

Type of Case	Number of Cases Pending as of July 25, 2011	Number of Cases Pending as of July 26, 2010	Number of Cases Pending as of July 27, 2009
Individual Smoking and Health Cases (1)	81	83	96
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	8	9	7
Health Care Cost Recovery Actions	2	3	3
“Lights/Ultra Lights” Class Actions (3)	19	29	29
Tobacco Price Cases	1	2	2

(1)	Does not include 2,588 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Certain Broin plaintiffs have filed a motion seeking approximately $50 million in sanctions for alleged interference by R.J. Reynolds Tobacco Company (“R.J. Reynolds”) and PM USA with Lorillard, Inc.’s acceptance of offers of settlement in the Broin progeny cases. On May 23, 2011, the trial court denied this motion. Plaintiffs have appealed.

Also, does not include approximately 6,613 individual smoking and health cases (3,327 state court cases and 3,286 federal court cases) brought by or on behalf of approximately 8,213 plaintiffs in Florida (4,928 state court plaintiffs and 3,285 federal court plaintiffs) following the decertification of the Engle case discussed below. It is possible that some of these cases are duplicates and that additional cases have been filed but not yet recorded on the courts’ dockets.

(2)

Includes as one case the 638 civil actions (of which 366 are actions against PM USA) that are proposed to be tried in a single proceeding in West Virginia (In re: Tobacco Litigation). Middleton and USSTC were named as defendants in this action but they,

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

(3)	Includes the Cabbat case, a “Lights” case filed in federal district court that was never served on PM USA. See “Lights/Ultra Lights” Cases – Federal Multidistrict Proceeding below for a discussion of this case.

International Tobacco-Related Cases

As of July 25, 2011, PM USA is a named defendant in Israel in one “Lights” class action. PM USA is a named defendant in four health care cost recovery actions in Canada, three of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in six smoking and health class actions filed in various Canadian provinces. See Guarantees for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Pending and Upcoming Tobacco-Related Trials

As of July 25, 2011, 13 Engle progeny cases and 4 individual smoking and health cases against PM USA are set for trial in 2011. Cases against other companies in the tobacco industry are also scheduled for trial in 2011. Trial dates are subject to change.

Trial Results

Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 49 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 33 of the 49 cases. These 33 cases were tried in California (5), Florida (9), Louisiana (1), Massachusetts (1), Mississippi (1), Missouri (3), New Hampshire (1), New Jersey (1), New York (4), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (1). A motion for a new trial was granted in one of the cases in Florida.

Of the 16 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, twelve have reached final resolution and one case (Williams – see below) has reached partial resolution. A verdict against defendants in one health care cost recovery case (Blue Cross/Blue Shield) has been reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006. In December 2008, the plaintiff in Price filed a motion with the state trial court to vacate the judgment dismissing this case in light of the United States Supreme Court’s decision in Good (see below for a discussion of developments in Good and Price).

As of July 25, 2011, twenty-four Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision. Thirteen verdicts were returned in favor of plaintiffs and eleven verdicts were returned in favor of PM USA. See Smoking and Health Litigation – Engle Progeny Trial Results below for a discussion of these verdicts.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

After exhausting all appeals in those cases resulting in adverse verdicts (Engle progeny and non-Engle progeny), PM USA has paid judgments totaling $116.4 million and interest totaling $70.6 million.

The chart below lists the verdicts and post-trial developments in the non-Engle progeny cases that were pending during 2011 in which verdicts were returned in favor of plaintiffs. A chart listing the verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation – Engle Progeny Trial Results.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post- Trial Developments

August 2006	District of Columbia/ United States of America	Health Care Cost Recovery	Finding that defendants, including Altria Group, Inc. and PM USA, violated the civil provisions of RICO. No monetary damages were assessed, but the court made specific findings and issued injunctions. See Federal Government’s Lawsuit below.	See Federal Government’s Lawsuit below.

May 2004	Louisiana/ Scott	Smoking and Health Class Action	Approximately $590 million against all defendants, including PM USA, jointly and severally, to fund a 10-year smoking cessation program.	See Scott Class Action below.

October 2002	California/ Bullock	Individual Smoking and Health	$850,000 in compensatory damages and $28 billion in punitive damages against PM USA.	See discussion (1) below.

March 2002	Oregon/ Schwarz	Individual Smoking and Health	$168,500 in compensatory damages and $150 million in punitive damages against PM USA.	In May 2002, the trial court reduced the punitive damages award to $100 million. In October 2002, PM

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post- Trial Developments
USA posted an appeal bond of approximately $58.3 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the court of appeals’ decision reversing and remanding the case for a new trial on punitive damages. In June 2010, the Oregon Supreme Court affirmed the court of appeals’ decision and remanded the case to the trial court for a new trial limited to the question of punitive damages. In July 2010, plaintiff filed a petition for rehearing with the Oregon Supreme Court. In December 2010, the Oregon Supreme Court reaffirmed its earlier ruling, clarified that the only issue for retrial is the amount of punitive damages, if any, and awarded PM USA approximately $500,000 in costs. In

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post- Trial Developments
January 2011, the trial court issued an order releasing PM USA’s appeal bond. In March 2011, PM USA filed a claim against the plaintiff for its costs and disbursements on appeal, plus interest. Trial has been set for January 30, 2012.

March 1999	Oregon/ Williams	Individual Smoking and Health	$800,000 in compensatory damages (capped statutorily at $500,000), $21,500 in medical expenses and $79.5 million in punitive damages against PM USA.	See discussion (2) below.

(1)	Bullock: In December 2002, the trial court reduced the punitive damages award to $28 million. In April 2006, the California Court of Appeal affirmed the $28 million punitive damages award. In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction of the punitive damages award and granted PM USA’s petition for review challenging the punitive damages award. The court granted review of the case on a “grant and hold” basis under which further action by the court was deferred pending the United States Supreme Court’s 2007 decision on punitive damages in the Williams case described below. In February 2007, the United States Supreme Court vacated the punitive damages judgment in Williams and remanded the case to the Oregon Supreme Court for proceedings consistent with its decision. In May 2007, the California Supreme Court transferred the case to the Second District of the California Court of Appeal with directions that the court vacate its 2006 decision and reconsider the case in light of the United States Supreme Court’s decision in Williams. In January 2008, the California Court of Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. In March 2008, plaintiffs and PM USA appealed to the California Supreme Court. In April 2008, the California Supreme Court denied both petitions for review. In July 2008, $43.3 million of escrow funds were returned to PM USA. The case was remanded to the superior court for a new trial on the amount of punitive damages, if any. In August 2009, the jury returned a verdict, and in December 2009, the superior court entered a judgment, awarding plaintiff $13.8 million in punitive damages, plus costs. In December 2009, PM USA filed a motion for judgment notwithstanding the verdict that seeks a reduction of the punitive damages award, which motion was denied in January 2010. PM USA noticed an appeal in February 2010 and posted an appeal bond of approximately $14.7 million. Argument before the California Court of Appeal was

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

heard on June 14, 2011. As of June 30, 2011, PM USA has recorded a provision of approximately $1.8 million for compensatory damages, costs and interest.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Security for Judgments

To obtain stays of judgments pending current appeals, as of June 30, 2011, PM USA has posted various forms of security totaling approximately $47 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheets.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s decision, expired in January 2008. As of July 25, 2011, approximately 6,613 cases (3,327 state court cases and 3,286 federal court cases) were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 8,213 plaintiffs (4,928 state court plaintiffs and 3,285 federal court plaintiffs). It is possible that some of these cases are duplicates. Some of these cases have been removed from various Florida state courts to the federal district courts in Florida, while others were filed in federal court. In July 2007, PM USA and other defendants requested that the multi-district litigation panel order the transfer of all such cases pending in the federal courts, as well as any other Engle progeny cases that may be filed, to the Middle District of Florida for pretrial coordination. The panel denied this request in December 2007. In October 2007, attorneys for plaintiffs filed a motion to consolidate all pending and future cases filed in the state trial court in Hillsborough County. The court denied this motion in November 2007. In February 2008, the trial court decertified the class except for purposes of the May 2001 bond stipulation, and formally vacated the punitive damages award pursuant to the Florida Supreme Court’s mandate. In April 2008, the trial court ruled that certain defendants, including PM USA, lacked standing with respect to allocation of the funds escrowed under the May 2001 bond stipulation and will receive no credit at this time from the $500 million paid by PM USA against any future punitive damages awards in cases brought by former Engle class members.

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

Federal Engle Progeny Cases

Three federal district courts (in the Merlob, Brown and Burr cases) ruled that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings (Brown and Burr) were certified by the trial court for interlocutory review. The certification in both cases was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated. In February 2009, the appeal in Burr was dismissed for lack of prosecution. In July 2010, the Eleventh Circuit ruled in Brown that, as a matter of Florida law, plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. The Eleventh Circuit did not reach the issue of whether the use of the Engle findings violates the defendants’ due process rights. Rather, plaintiffs may only use the findings to establish those specific facts, if any, that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made. In the Burr case, PM USA filed a motion seeking a ruling from the district court regarding the preclusive effect of the Engle findings pursuant to the Eleventh Circuit’s decision in Brown. On May 19, 2011, the district court denied that motion on procedural grounds.

Since the remand of Brown, the Eleventh Circuit’s ruling on Florida state law is currently superseded by a state appellate ruling in Martin, an Engle progeny case against R.J. Reynolds in Escambia County. In Martin, the Florida First District Court of Appeals rejected the Brown ruling as a matter of state law and upheld the use of the Engle findings to relax plaintiffs’ burden of proof. R. J. Reynolds had sought Florida Supreme Court review in that case but, on July 19, 2011, the Florida Supreme Court declined to hear the appeal. In the meantime, the federal courts are obliged to follow Martin, and not Brown, on the Florida law issue.

Engle progeny cases pending in the federal district courts in the Middle District of Florida asserting individual claims by or on behalf of approximately 3,200 plaintiffs remain stayed. There are currently 12 active cases pending in federal court.

Florida Bond Cap Statute

In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applies to all Engle progeny lawsuits in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. The legislation, which became effective in June 2009, applies to judgments entered after the effective date and was set to expire on December 31, 2012. On May 26, 2011, Florida amended its bond cap statute to eliminate the statute’s December 31, 2012 expiration date.

Plaintiffs in three Engle progeny cases against R.J. Reynolds in Alachua County, Florida (Alexander, Townsend and Hall) and one case in Escambia County (Clay) have challenged the constitutionality of the bond cap statute. The Florida Attorney General has intervened in these cases in defense of the constitutionality of the statute.

Trial court rulings have been rendered in Clay, Alexander, Townsend and Hall rejecting the plaintiffs’ bond cap statute challenges in those cases. The plaintiffs have appealed these rulings. In Clay and Hall, the District Court of Appeals for the First District of Florida has affirmed the trial court decisions and has certified the decision in Hall for appeal to the Florida Supreme Court.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Engle Progeny Trial Results

As of July 25, 2011, twenty-four Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Thirteen verdicts (see Hess, Barbanell, F. Campbell, Naugle, Douglas, R. Cohen, Putney, Tate, Piendle, Hatziyannakis, Huish, Tullo and Allen descriptions in the table below) were returned in favor of plaintiffs and eleven verdicts were returned in favor of PM USA (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Frazier, C. Campbell, Rohr, Espinosa, Oliva and Weingart). In addition, there have been a number of mistrials, only some of which have resulted in new trials as of July 25, 2011.

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

In October 2010, juries in five Engle progeny cases (Warrick, Willis, Frazier, C. Campbell and Rohr) returned verdicts in favor of PM USA. With the exception of Frazier, these cases have concluded.

In March 2011, the jury in the Oliva case returned a verdict in favor of PM USA. In April 2011, the trial court in the B. Allen case declared a mistrial after the jury failed to reach a verdict.

On July 19, 2011, the jury in the Weingart case returned a verdict in favor of PM USA.

The chart below lists the verdicts and post-trial developments in the Engle progeny cases that were pending during 2011 in which verdicts were returned in favor of plaintiffs.

Date	Plaintiff	Verdict	Post-Trial Developments

April 2011	Allen	A Duval County jury returned a verdict in favor of plaintiffs and against PM USA and R.J. Reynolds. The jury awarded a total of $6 million in compensatory damages and allocated 15% of the fault to PM USA (an amount of $900,000). The jury also awarded $17 million in punitive damages against each of the defendants.	On May 6, 2011, the defendants filed various post-trial motions.

April 2011	Tullo	A Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA, Lorillard Tobacco Company and Liggett Group. The jury awarded a total of $4.5 million in compensatory damages and allocated 45% of the fault to PM USA (an amount of $2,025,000).	In April 2011, the trial court entered final judgment. On July 21, 2011, PM USA filed its notice of appeal.

February 2011	Huish	An Alachua County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded	In March 2011, the trial court entered final judgment. PM USA filed post-trial motions, which

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Plaintiff	Verdict	Post-Trial Developments

		$750,000 in compensatory damages and allocated 25% of the fault to PM USA (an amount of $187,500). The jury also awarded $1.5 million in punitive damages against PM USA.	were denied in April 2011. In May 2011, PM USA filed its notice of appeal and posted a $1.7 million appeal bond.

February 2011	Hatziyannakis	A Broward County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded approximately $270,000 in compensatory damages and allocated 32% of the fault to PM USA (an amount of approximately $86,000).	In April 2011, the trial court denied PM USA’s post-trial motions for a new trial and to set aside the verdict. In June 2011, PM USA filed its notice of appeal and posted an $86,000 appeal bond.

August 2010	Piendle	A Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $4 million in compensatory damages and allocated 27.5% of the fault to PM USA (an amount of approximately $1.1 million). The jury also awarded $90,000 in punitive damages against PM USA.	In September 2010, the trial court entered final judgment. In January 2011, the trial court denied the parties’ post-trial motions. PM USA filed its notice of appeal and posted a $1.2 million appeal bond.

July 2010	Tate	A Broward County jury in the Tate trial returned a verdict in favor of the plaintiff and against PM USA. The jury awarded $8 million in compensatory damages and allocated 64% of the fault to PM USA (an amount of approximately $5.1 million). The jury also awarded approximately $16.3 million in punitive damages against PM USA.	In August 2010, the trial court entered final judgment, and PM USA filed its notice of appeal and posted a $5 million appeal bond.

April 2010	Putney	A Broward County jury in the Putney trial returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded approximately $15.1 million in compensatory damages and allocated 15% of the fault to PM USA (an amount of approximately $2.3 million). The jury also	In August 2010, the trial court entered final judgment. PM USA filed its notice of appeal and posted a $1.6 million appeal bond.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Plaintiff	Verdict	Post-Trial Developments

awarded $2.5 million in punitive damages against PM USA.

March 2010	R. Cohen	A Broward County jury in the R. Cohen trial returned a verdict in favor of the plaintiff and against PM USA and R.J. Reynolds. The jury awarded $10 million in compensatory damages and allocated 33 1/3% of the fault to PM USA (an amount of approximately $3.3 million). The jury also awarded a total of $20 million in punitive damages, assessing separate $10 million awards against each defendant.	In July 2010, the trial court entered final judgment and, in August 2010, PM USA filed its notice of appeal. In October 2010, PM USA posted a $2.5 million appeal bond.

March 2010	Douglas	The jury in the Douglas trial (conducted in Hillsborough County) returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded $5 million in compensatory damages. Punitive damages were dismissed prior to trial. The jury allocated 18% of the fault to PM USA, resulting in an award of $900,000.	In June 2010, PM USA filed its notice of appeal and posted a $900,000 appeal bond. In September 2010, the plaintiff filed with the trial court a challenge to the constitutionality of the Florida bond cap statute.

November 2009	Naugle	A Broward County jury in the Naugle trial returned a verdict in favor of the plaintiff and against PM USA. The jury awarded approximately $56.6 million in compensatory damages and $244 million in punitive damages. The jury allocated 90% of the fault to PM USA.	In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages. In April 2010, PM USA filed its notice of appeal and posted a $5 million appeal bond. In August 2010, upon the motion of PM USA, the trial court entered an amended final judgment of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages to correct a clerical error. The case remains on appeal.

August	F. Campbell	The jury in the F. Campbell trial	In January 2010, defendants

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Plaintiff	Verdict	Post-Trial Developments

2009		(conducted in Escambia County) returned a verdict in favor of the plaintiff and against R.J. Reynolds, PM USA and Liggett Group. The jury awarded $7.8 million in compensatory damages. In September 2009, the trial court entered final judgment and awarded the plaintiff $156,000 in damages against PM USA due to the jury allocating only 2% of the fault to PM USA.	filed their notice of appeal, and PM USA posted a $156,000 appeal bond. In March 2011, the Florida First District Court of Appeals affirmed per curiam (with citation) the trial court’s decision without issuing an opinion. PM USA’s motion to certify its decision to the Florida Supreme Court as a matter of public importance was denied by the Court of Appeals on May 13, 2011. On June 13, 2011, PM USA filed a petition for discretionary review with the Florida Supreme Court, and on June 24, 2011, the Florida Supreme Court stayed the case pending its disposition of the Martin case against R. J. Reynolds described above and below. On July 19, 2011, the Florida Supreme Court declined to hear R.J. Reynolds’ appeal in Martin and, on July 21, 2011, declined to hear PM USA’s appeal in Campbell.

August 2009	Barbanell	A Broward County jury in the Barbanell trial returned a verdict in favor of the plaintiff, awarding $5.3 million in compensatory damages. The judge had previously dismissed the punitive damages claim. In September 2009, the trial court entered final judgment and awarded plaintiff $1.95 million in actual damages. The judgment reduced the jury’s $5.3 million award of compensatory damages due to the jury allocating 36.5% of the fault to PM USA.	A notice of appeal was filed by PM USA in September 2009, and PM USA posted a $1.95 million appeal bond. Argument on the merits of the appeal is set for September 7, 2011.

February 2009	Hess	A Broward County jury in the Hess trial found in favor of plaintiffs and against PM USA. The jury awarded $3 million in compensatory damages and $5 million in punitive damages. In June 2009, the trial	PM USA noticed an appeal to the Fourth District Court of Appeal in July 2009. In April 2010, the trial court signed an order releasing a previously posted bond pursuant to an

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Plaintiff	Verdict	Post-Trial Developments
court entered final judgment and awarded
plaintiffs $1,260,000 in actual damages and
$5 million in punitive damages. The
judgment reduced the jury’s $3 million
award of compensatory damages due to the
		jury allocating 42% of the fault to PM USA.	agreement between the parties. The case remains on appeal to the Florida District Court of Appeals for the Fourth District. Argument was heard in March 2011.

Appeals of Engle Progeny Verdicts

Plaintiffs in various Engle progeny cases have appealed adverse rulings or verdicts, and in some cases, PM USA has cross-appealed. PM USA’s appeals of adverse verdicts are discussed in the chart above.

In December 2010, in the Martin case against R.J. Reynolds, the Florida First District Court of Appeals issued the first ruling by a Florida intermediate appellate court to substantively address the Brown decision of the United States Circuit Court of Appeals for the Eleventh Circuit. The state district court of appeals affirmed the final judgment entered in plaintiff’s favor imposing both compensatory and punitive damages. The panel held that the trial court correctly construed the Florida Supreme Court’s 2006 decision in Engle in instructing the jury on the preclusive effect of the first phase of the Engle proceedings, expressly disagreeing with certain aspects of the Brown decision. In February 2011, the state district court of appeals denied R.J. Reynolds’ request for en banc review and certification of the appeal to the Florida Supreme Court. In March 2011, R.J. Reynolds filed a petition for discretionary review with the Florida Supreme Court, which was denied on July 19, 2011.

Other Smoking and Health Class Actions

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

Class certification has been denied or reversed by courts in 60 smoking and health class actions involving PM USA in Arkansas (1), California (2), the District of Columbia (2), Florida (2), Illinois (3), Iowa (1), Kansas (1), Louisiana (1), Maryland (1), Michigan (1), Minnesota (1), Nevada (29), New Jersey (6), New York (2), Ohio (1), Oklahoma (1), Pennsylvania (1), Puerto Rico (1), South Carolina (1), Texas (1) and Wisconsin (1).

PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in six actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan and British Columbia. In Saskatchewan and British Columbia, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases including chronic obstructive pulmonary disease, emphysema, heart disease or cancer after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

In June 2004, the court entered judgment, which awarded plaintiffs the approximately $590 million jury award plus prejudgment interest accruing from the date the suit commenced. PM USA’s share of the jury award and prejudgment interest was not allocated. Defendants, including PM USA, appealed. Pursuant to a stipulation of the parties, the trial court entered an order setting the amount of the bond at $50 million for all defendants in accordance with an article of the Louisiana Code of Civil Procedure, and a Louisiana statute (the “bond cap law”), fixing the amount of security in civil cases involving a signatory to the MSA. Under the terms of the stipulation, plaintiffs reserve the right to contest, at a later date, the sufficiency or amount of the bond on any grounds including the applicability or constitutionality of the bond cap law. In September 2004, defendants collectively posted a bond in the amount of $50 million ($12.5 million of which was posted by PM USA).

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In April 2010, the Louisiana Fourth Circuit Court of Appeal issued a decision that affirmed in part prior decisions ordering the defendants to fund a statewide 10-year smoking cessation program. In its decision, the Court of Appeal amended and, as amended, affirmed the amended 2008 trial court judgment and ruled that, although the trial court erred, the defendants have no right to a trial to determine, among other things, those class members with valid claims not barred by Louisiana law. After conducting its own independent review of the record, the Court of Appeal made its own factual findings with respect to liability and the amount owed, lowering the amount of the judgment to approximately $241 million, plus interest commencing July 21, 2008, the date of entry of the amended judgment (which as of June 30, 2011 is approximately $36 million). In its decision, the Court of Appeal disallowed approximately $80 million in post-judgment interest. In addition, the Court of Appeal declined plaintiffs’ cross appeal requests for a medical monitoring program and reinstatement of other components of the smoking cessation program. The Court of Appeal specifically reserved to the defendants the right to assert claims to any unspent or unused surplus funds at the termination of the smoking cessation program. In June 2010, defendants and plaintiffs filed separate writ of certiorari applications with the Louisiana Supreme Court. The Louisiana Supreme Court denied both sides’ applications. In September 2010, upon defendants’ application, the United States Supreme Court granted a stay of the judgment pending the defendants’ filing and the Court’s disposition of the defendants’ petition for a writ of certiorari. The defendants filed their petition for a writ of certiorari in December 2010. On June 27, 2011, the United States Supreme Court denied the defendants’ petition.

Arrangements are now being made for PM USA to pay its share of the judgment. As of March 31, 2011, PM USA had recorded a provision of $26 million in connection with the case and had recorded additional provisions of approximately $3.7 million related to accrued interest. After the United States Supreme Court denial of defendants’ petition for certiorari, PM USA recorded an additional provision of approximately $36 million related to the judgment and approximately $5 million related to interest. As of June 30, 2011, PM USA has recorded a total of approximately $71 million in connection with the case.

Other Medical Monitoring Class Actions

In addition to the Scott class action discussed above, three purported medical monitoring class actions are pending against PM USA. A fourth case (Xavier) was recently dismissed. These cases were brought in New York (Caronia, filed in January 2006 in the United States District Court for the Eastern District of New York), Massachusetts (Donovan, filed in December 2006 in the United States District Court for the District of Massachusetts), California (Xavier, filed in May 2010 in the United States District Court for the Northern District of California), and Florida (Gargano, filed in November 2010 in the United States District Court for the Southern District of Florida) on behalf of each state’s respective residents who: are age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT Scanning in order to identify and diagnose lung cancer. Plaintiffs in these cases do not seek punitive damages.

In Caronia, in February 2010, the district court granted in part PM USA’s summary judgment motion, dismissing plaintiffs’ strict liability and negligence claims and certain other claims, granted plaintiffs leave to amend their complaint to allege a medical monitoring cause of action and requested further briefing on PM USA’s summary judgment motion as to plaintiffs’ implied warranty claim and, if plaintiffs amend their complaint, their medical monitoring claim. In March 2010, plaintiffs filed their amended complaint and PM USA moved to dismiss the implied warranty and medical monitoring claims. In January 2011, the district court granted PM USA’s motion, dismissed plaintiffs’ claims and declared plaintiffs’ motion for class certification moot in light of the dismissal of the case. The plaintiffs have appealed that decision to the United States Court of Appeals for the Second Circuit.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In Donovan, the Supreme Judicial Court of Massachusetts, in answering questions certified to it by the district court, held in October 2009 that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The court also ruled that whether or not the case is barred by the applicable statute of limitations is a factual issue to be determined by the trial court. The case was remanded to federal court for further proceedings. In June 2010, the district court granted in part the plaintiffs’ motion for class certification, certifying the class as to plaintiffs’ claims for breach of implied warranty and violation of the Massachusetts Consumer Protection Act, but denying certification as to plaintiffs’ negligence claim. In July 2010, PM USA petitioned the United States Court of Appeals for the First Circuit for appellate review of the class certification decision. The petition was denied in September 2010. As a remedy, plaintiffs have proposed a 28-year medical monitoring program with an approximate cost of $190 million. In April 2011, plaintiffs moved to amend their class certification to extend the cut-off date for individuals to satisfy the class membership criteria from December 14, 2006 to August 1, 2011. The district court granted this motion on May 3, 2011. Trial has been postponed. On June 20, 2011, plaintiffs filed various motions for summary judgment and to strike affirmative defenses.

In Xavier, in October 2010, the trial court granted PM USA’s motion to dismiss plaintiffs’ unfair competition claim and independent medical monitoring cause of action. In February 2011, plaintiffs filed a motion for class certification, and PM USA filed various motions, including several motions for summary judgment. In April 2011, the district court denied PM USA’s motion for judgment on the pleadings, granted in part PM USA’s motion for summary judgment and denied plaintiffs’ motion for class certification. Plaintiffs petitioned the United States Court of Appeal for the Ninth Circuit for permission to appeal the trial court’s order denying class certification. The Ninth Circuit Court of Appeal issued an order declining to hear plaintiffs’ appeal on June 29, 2011. On July 5, 2011, plaintiffs voluntarily dismissed their case, concluding this litigation.

In Gargano, PM USA filed a motion to dismiss in December 2010. In January 2011, plaintiffs filed an amended complaint with the trial court’s permission. In February 2011, PM USA filed a motion to dismiss the amended complaint. The district court granted this motion on June 21, 2011, with leave for plaintiffs to replead. On July 11, 2011, plaintiffs filed an amended complaint.

Evolving medical standards and practices could have an impact on the defense of medical monitoring claims. For example, the first publication of the findings of the National Cancer Institute’s National Lung Screening Trial (NLST) in June 2011 reported a 20% reduction in lung cancer deaths among certain long term smokers receiving Low Dose CT Scanning for lung cancer. It is possible that some agencies and organizations could consider lung cancer screening recommendations based on these and other findings.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In the health care cost recovery case brought by the City of St. Louis, Missouri and approximately 40 Missouri hospitals, in which PM USA is a defendant (City of St. Louis), the trial court in July 2010, granted defendants’ motion for summary judgment with respect to certain of plaintiffs’ claims on the grounds that they were preempted. The court had earlier denied a number of other summary judgment motions by defendants and denied plaintiffs’ motion for summary judgment claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described below). The court also had previously granted defendants’ motion for partial summary judgment on plaintiffs’ claim for future damages (although in November 2010, the trial court ruled that the damages period for the case would extend through December 31, 2010). In September 2010, the trial court denied several of defendants’ summary judgment motions, but granted defendants’ motion seeking to prevent plaintiffs from recovering the “present value” of their damages, which are alleged to amount to approximately $300 million. In October 2010, the trial court granted defendants summary judgment with respect to plaintiffs’ fraud and negligent misrepresentation claims. On April 8, 2011, USSTC and Altria Group, Inc. were dismissed from the case. On April 29, 2011, the jury returned a verdict in favor of the defendants on all counts. On June 10, 2011, the parties to the litigation and the trial court entered into a consent judgment pursuant to which the plaintiffs waived all rights to appeal in exchange for the defendants’ waiver of any claim for costs. This litigation has now concluded.

Individuals and associations have also sued in purported class actions or as private attorneys general under the Medicare as Secondary Payer (“MSP”) provisions of the Social Security Act to recover from defendants Medicare expenditures allegedly incurred for the treatment of smoking-related diseases. Cases have been brought in New York (2), Florida (2) and Massachusetts (1). All were dismissed by federal courts.

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA and Altria Group, Inc., in Israel (1), the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Marshall Islands (dismissed), and Canada (4), and other entities have stated that they are considering filing such actions. In the case in Israel, the defendants’ appeal of the district court’s denial of their motion to dismiss was heard by the Israel Supreme Court in March 2005. On July 13, 2011, the Israel Supreme Court reversed the trial court’s decision and dismissed the case. The plaintiff has advised that it intends to file a motion for rehearing. In September 2005, in the first of the four health care cost recovery cases filed in Canada, the Canadian Supreme Court ruled that legislation passed in British Columbia permitting the lawsuit is constitutional, and, as a result, the case, which had previously been dismissed by the trial court, was permitted to proceed. PM USA’s and other defendants’ challenge to the British Columbia court’s exercise of jurisdiction was rejected by the Court of Appeals of British Columbia and, in April 2007, the Supreme Court of Canada denied review of that decision. In December 2009, the Court of Appeals of British Columbia ruled that certain defendants can proceed against the Federal Government of Canada as third parties on the theory that the Federal Government of Canada negligently misrepresented to defendants the efficacy of a low tar tobacco variety that the Federal Government of Canada developed and licensed to defendants. In May 2010, the Supreme Court of Canada granted leave to the Federal Government of Canada to appeal this decision and leave to defendants to cross-appeal the Court of Appeals’ decision to dismiss claims against the Federal Government of Canada based on other theories of liability. The Supreme Court of Canada heard the appeal in February 2011. During 2008, the Province of New Brunswick, Canada, proclaimed into law previously adopted legislation allowing reimbursement claims to be brought against cigarette manufacturers, and it filed suit shortly thereafter. In September 2009, the Province of Ontario, Canada, filed suit against a number of cigarette manufacturers based on previously adopted legislation nearly identical in substance to the New Brunswick health care cost recovery legislation. In February 2011, the Province of Newfoundland and Labrador filed a case substantially similar to the ones brought by New Brunswick and Ontario. PM USA is named as a defendant in the British Columbia case, while Altria Group, Inc. and PM USA are named as defendants in the New Brunswick, Ontario and Newfoundland cases. Several other provinces and territories in Canada have enacted similar legislation or are in the process of enacting similar legislation. See Guarantees for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make substantial annual payments of approximately $9.4 billion each year, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended June 30, 2011 and June 30, 2010, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was approximately $1.3 billion and $1.2 billion, respectively. For the six months ended June 30, 2011 and June 30, 2010, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and FETRA was approximately $2.4 billion for each period.

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

An independent economic consulting firm, jointly selected by the MSA parties, determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for each of the years 2003 – 2005. A different independent economic consulting firm, jointly selected by the MSA parties, determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2006. Following the determination for 2006, the OPMs and the states agreed that the states would not contest that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the years 2007, 2008 and 2009. Accordingly, the OPMs and the states have agreed that no “significant factor” determination by an independent economic consulting firm will be necessary with respect to the participating manufacturers’ collective loss of market share for the years 2007, 2008 and 2009. This agreement became effective for 2007 and 2008 on February 1, 2010 and February 1, 2011, respectively, and will become effective for 2009 on February 1, 2012. The MSA’s Independent Auditor has determined that the participating manufacturers collectively lost market share for 2010. A proceeding before an economic consulting firm with respect to a “significant factor” determination for the loss of market share for 2010 cannot be commenced until April 2012.

Following the “significant factor” determination with respect to 2003, thirty-eight states filed declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow statute during 2003. The OPMs and other MSA-participating manufacturers responded to these actions by filing motions to compel arbitration in accordance with the terms of the MSA, including filing motions to compel arbitration in eleven MSA states and territories that did not file declaratory judgment actions. Courts in all but one of the forty-six MSA states and the District of Columbia and Puerto Rico have ruled that the question of whether a state diligently enforced its escrow statute during 2003 is subject to arbitration. Several of these rulings may be subject to further review. One state court (in State of Montana) has ruled that the diligent enforcement claims of that state may be litigated in state court, rather than in arbitration. In January 2010, the OPMs filed a petition for a writ of certiorari in the United States Supreme Court seeking further review of the Montana decision holding that a state’s diligent enforcement claims may be litigated in state court, rather than in arbitration. The petition was denied in June 2010. Following the denial of this

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

petition, Montana renewed an action in its state court seeking a declaratory judgment that it diligently enforced its escrow statute during 2003 and other relief. The OPMs moved to stay that action and in January 2011 the state court granted the OPMs’ motion. Montana has filed a petition in the Montana Supreme Court requesting that the stay be lifted. The petition was granted on May 24, 2011, and the case is now proceeding in the trial court.

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

Once a significant factor determination in favor of the participating manufacturers for a particular year has been made by an economic consulting firm, or the states’ agreement not to contest significant factor for a particular year has become effective, PM USA has the right under the MSA to pay the disputed amount of the NPM Adjustment for that year into a disputed payments account or withhold it altogether. PM USA has made its full MSA payment due in each year from 2006 - 2010 to the states (subject to a right to recoup the NPM Adjustment amount in the form of a credit against future MSA payments), even though it had the right to deduct the disputed amounts of the 2003 – 2007 NPM Adjustments, as described above, from such MSA payments. PM USA paid its share of the amount of the disputed 2008 NPM Adjustment shown below into the MSA’s disputed payments account in connection with its MSA payment due in 2011. The approximate maximum principal amounts of PM USA’s share of the disputed NPM Adjustment for the years 2003 through 2009, as currently calculated by the MSA’s Independent Auditor, are as follows (the amounts shown below do not include the interest or earnings thereon to which PM USA believes it would be entitled in the manner provided in the MSA):

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

The foregoing amounts may be recalculated by the Independent Auditor if it receives information that is different from or in addition to the information on which it based these calculations, including, among other things, if it receives revised sales volumes from any participating manufacturer. Disputes among the manufacturers could also reduce the foregoing amounts. The availability and the precise amount of any NPM Adjustment for 2003-2010 will not be finally determined until 2012 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment as a result of these proceedings, and the amount of any adjustment received for a year could be less than the amount for that year listed above. If the OPMs do receive such an adjustment through these proceedings, the adjustment would be allocated among the OPMs pursuant to the MSA’s provisions. It is expected that PM USA would receive its share of any adjustments for 2003-2007 in the form of a credit against future MSA payments and its share of any adjustment for 2008 in the form of a withdrawal from the disputed payments account.

PM USA intends to pursue vigorously the disputed NPM Adjustments for 2003-2010 through the proceedings described above. PM USA would be willing, however, to enter into a settlement of those disputed NPM adjustments if it determined that such a settlement were in its best interests.

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

Without naming PM USA or any other private party as a defendant, NPMs and/or their distributors or customers have filed several legal challenges to the MSA and related legislation. New York state officials were defendants in a lawsuit (Freedom Holdings) filed in the United States District Court for the Southern District of New York in which cigarette importers allege that the MSA and/or related legislation violates federal antitrust laws and the Commerce Clause of the United States Constitution. In a separate proceeding pending in the same court (Pryor), plaintiffs assert the same theories against not only New York officials but also the Attorneys General for thirty other states. The United States Court of Appeals for the Second Circuit has held that the allegations in both actions, if proven, establish a basis for relief on antitrust and Commerce Clause grounds and that the trial courts in New York have personal jurisdiction sufficient to enjoin other states’ officials from enforcing their MSA-related legislation. On remand in Freedom Holdings, the trial court granted summary judgment for the New York officials and lifted a preliminary injunction against New York officials’ enforcement against plaintiffs of the state’s “allocable share” amendment to the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

MSA’s Model Escrow Statute. The United States Court of Appeals for the Second Circuit affirmed that decision in October 2010. Plaintiffs’ petition before the United States Supreme Court for a writ of certiorari was denied in March 2011. The Freedom Holdings litigation has thus concluded. On remand in Pryor, the trial court held that plaintiffs are unlikely to succeed on the merits and refused to enjoin the enforcement of New York’s allocable share amendment to the MSA’s Model Escrow Statute. That decision was affirmed by the United States Court of Appeals for the Second Circuit. The parties in that case have filed cross-motions for summary judgment, and the trial court heard oral argument on those motions in April 2010. In March 2011, the Pryor trial court granted summary judgment on all claims for the New York state officials. Plaintiffs have filed a motion to modify the judgment and a notice of appeal.

In another action (Xcaliber), the United States Court of Appeals for the Fifth Circuit reversed a trial court’s dismissal of challenges to MSA-related legislation in Louisiana under the First and Fourteenth Amendments to the United States Constitution. On remand in that case, and in another case filed against the Louisiana Attorney General (S&M Brands), the trial courts granted summary judgment for the Louisiana Attorney General. The United States Court of Appeals for the Fifth Circuit affirmed those judgments in decisions issued in July 2010 and August 2010. Plaintiffs in the S&M Brands case filed a petition for a writ of certiorari in the United States Supreme Court in November 2010, which petition was denied in March 2011. The Xcaliber and S&M Brands cases are both now concluded.

In addition to the Second and Fifth Circuit decisions above, the United States Courts of Appeals for the Sixth, Eighth, Ninth and Tenth Circuits have affirmed dismissals or grants of summary judgment in favor of state officials in four other cases asserting antitrust and constitutional challenges to the allocable share amendment legislation in those states.

Another proceeding (Grand River) had been initiated before an international arbitration tribunal under the provisions of the North American Free Trade Agreement. A hearing on the merits concluded in February 2010. In January 2011, the arbitration tribunal rejected the claims against the United States challenging MSA-related legislation in various states. This litigation has concluded.

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

The defendants appealed and, in May 2009, a three judge panel of the Court of Appeals for the District of Columbia Circuit issued a per curiam decision largely affirming the trial court’s judgment against defendants and in favor of the government. Although the panel largely affirmed the remedial order that was issued by the trial court, it vacated the following aspects of the order:

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

In December 2010, the trial court issued an order that, among other things, confirmed that the Council for Tobacco Research and the Tobacco Institute are dismissed from the case. In February 2011, the government submitted its proposed corrective statements and the trial court referred issues relating to a document repository to a special master. In March 2011, the defendants filed a response to the government’s proposed corrective statements and filed a motion to vacate the trial court’s injunction in light of the FSPTCA. In April 2011, the defendants filed a motion on the exclusivity of the court’s jurisdiction to enforce the injunction.

On June 1, 2011, the trial court denied the defendants’ motion to vacate the trial court’s injunction in light of the FSPTCA. The defendants have appealed the trial court’s ruling to the United States Court of Appeals for the District of Columbia Circuit. On June 22, 2011, the trial court denied defendants’ motion on the exclusivity of the court’s jurisdiction to enforce the injunction.

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury, and damages, the statute of limitations, express preemption by the Federal Cigarette Labeling and Advertising Act (“FCLAA”) and implied preemption by the policies and directives of the FTC, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of July 25, 2011, a total of nineteen such cases were pending in the United States. Four of these cases, as well as a fifth case (Cabbat) that was never served, were pending in a multidistrict litigation proceeding in a single U.S. federal court as discussed below. The other cases were pending in various U.S. state courts. In addition, a purported “Lights” class action is pending against PM USA in Israel. Other entities have stated that they are considering filing such actions against Altria Group, Inc. and PM USA.

In the one “Lights” case pending in Israel, hearings on plaintiffs’ motion for class certification were held in November and December 2008. An additional hearing on class certification is scheduled for November 2011. See Guarantees for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Good Case

In May 2006, a federal trial court in Maine granted PM USA’s motion for summary judgment in Good, a purported “Lights” class action, on the grounds that plaintiffs’ claims are preempted by the FCLAA and dismissed the case. In August 2007, the United States Court of Appeals for the First Circuit vacated the district court’s grant of PM USA’s motion for summary judgment on federal preemption grounds and remanded the case to district court. The district court stayed the case pending the United States Supreme Court’s ruling on defendants’ petition for writ of certiorari with the United States Supreme Court, which was granted in January 2008. The case was stayed pending the United States Supreme Court’s decision. In December 2008, the United States Supreme Court ruled that plaintiffs’ claims are not barred by federal preemption. Although the Court rejected the argument that the FTC’s actions were so extensive with respect to the descriptors that the state law claims were barred as a matter of federal law, the Court’s decision was limited: it did not address the ultimate merits of plaintiffs’ claim, the viability of the action as a class action, or other state law issues. The case was returned to the federal court in Maine and consolidated with other federal cases in the multidistrict litigation proceeding discussed below. On June 22, 2011, the plaintiffs voluntarily dismissed the case without prejudice after the district court denied plaintiffs’ motion for class certification.

Federal Multidistrict Proceeding

Since the December 2008 United States Supreme Court decision in Good, and through July 25, 2011, twenty-four purported “Lights” class actions were served upon PM USA and, in certain cases, Altria Group, Inc. These cases were filed in 14 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA.

A number of purported “Lights” class actions were transferred and consolidated by the Judicial Panel on Multidistrict Litigation (“JPMDL”) before the United States District Court for the District of Maine for pretrial proceedings (“MDL proceeding”). These cases, and the states in which each originated, included: Biundo (Illinois), Calistro (U.S. Virgin Islands), Corse (Tennessee), Domaingue (New York), Good (Maine), Haubrich (Pennsylvania), McClure (Tennessee), Mirick (Mississippi), Mulford (New Mexico), Parsons (District of Columbia), Phillips (Ohio), Slater (District of Columbia), Tang (New York), Tyrer (California), Williams (Arkansas) and Wyatt (Wisconsin).

In November 2010, the district court in the MDL proceeding denied plaintiffs’ motion for class certification in four cases, covering the jurisdictions of California, the District of Columbia, Illinois and Maine. These jurisdictions were selected by the parties as sample cases, with two selected by plaintiffs and two selected by defendants. Plaintiffs sought appellate review of this decision but, in February 2011, the United States Court of Appeals for the First Circuit denied plaintiffs’ petition for leave to appeal. On June 22, 2011, plaintiffs in twelve cases voluntarily dismissed their cases. Plaintiffs in five cases (McClure, Phillips, Tang, Wyatt and Cabbat (a case that was never served on PM USA)) have requested the transfer of their cases back to the courts in which the suits originated.

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

In Cleary, which was pending in an Illinois federal court, the district court dismissed plaintiffs’ “Lights” claims against one defendant and denied plaintiffs’ request to remand the case to state court. In September 2009, the court issued its ruling on PM USA’s and the remaining defendants’ motion for summary judgment as to all “Lights” claims. The court granted the motion as to all defendants except PM USA. As to PM USA, the court granted the motion as to all “Lights” and other low tar brands other than Marlboro Lights. As to Marlboro Lights, the court ordered briefing on why the 2002 state court order dismissing the Marlboro Lights claims should not be vacated based upon Good. In January 2010, the court vacated the previous dismissal. In February 2010, the court granted summary judgment in favor of defendants as to all claims except for the Marlboro Lights claims, based on the statute of limitations and deficiencies relating to the named plaintiffs. In June 2010, the court granted summary judgment in favor of all defendants on all remaining claims, dismissing the case. In July 2010, plaintiffs filed a motion for reconsideration with the district court, which was denied. In August 2010, plaintiffs filed an appeal with the United States Court of Appeals for the Seventh Circuit. Argument on the appeal was heard in April 2011.

Other Developments

In December 2009, the state trial court in the Carroll (formerly known as Holmes) case (pending in Delaware), denied PM USA’s motion for summary judgment based on an exemption provision in the Delaware Consumer Fraud Act. In January 2011, the trial court allowed the plaintiffs to file an amended complaint substituting class representatives and naming Altria Group, Inc. and PMI as additional defendants. See Guarantees for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the 2005 Illinois Supreme Court judgment, contending that the United States Supreme Court’s December 2008 decision in Good demonstrated that the Illinois Supreme Court’s decision was “inaccurate.” PM USA filed a motion to dismiss plaintiffs’ petition and, in February 2009, the trial court granted PM USA’s motion. In March 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois. In February 2011, the intermediate appellate court reversed the trial court’s dismissal of the plaintiffs’ petition. PM USA has petitioned the Illinois Supreme Court for further review.

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

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in Massachusetts (Aspinall), Minnesota (Curtis), Missouri (Larsen) and New Hampshire (Lawrence). Significant developments in these cases include:

•

Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA’s motion for summary judgment and granted plaintiffs’ motion for summary judgment on the defenses of federal preemption and a state law exemption to Massachusetts’ consumer protection statute. On motion of the parties, the trial court subsequently reported its decision to deny summary judgment to the appeals court for review and stayed further proceedings pending completion of the appellate review. In December 2008,

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

subsequent to the United States Supreme Court’s decision in Good, the Massachusetts Supreme Judicial Court issued an order requesting that the parties advise the court within 30 days whether the Good decision is dispositive of federal preemption issues pending on appeal. In January 2009, PM USA notified the Massachusetts Supreme Judicial Court that Good is dispositive of the federal preemption issues on appeal, but requested further briefing on the state law statutory exemption issue. In March 2009, the Massachusetts Supreme Judicial Court affirmed the order denying summary judgment to PM USA and granting the plaintiffs’ cross-motion. In January 2010, plaintiffs moved for partial summary judgment as to liability claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). Argument on plaintiffs’ motion was held on July 26, 2011.

•

Curtis: In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order. In October 2009, the trial court denied plaintiffs’ motion for partial summary judgment, filed in February 2009, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). In October 2009, the trial court granted PM USA’s motion for partial summary judgment, filed in August 2009, as to all consumer protection counts and, in December 2009, dismissed the case in its entirety. In December 2010, the Minnesota Court of Appeals reversed the trial court’s dismissal of the case and affirmed the trial court’s prior certification of the class under Minnesota’s consumer protection statutes. The Court of Appeals also reversed the trial court’s denial of Altria Group, Inc.’s motion to dismiss for lack of personal jurisdiction, thereby removing Altria Group, Inc. from the case, and affirmed the trial court’s denial of the plaintiffs’ motion for partial summary judgment claiming collateral estoppel from the findings in the case brought by the Department of Justice. PM USA’s petition for review with the Minnesota Supreme Court was granted in March 2011.

•

Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiffs’ motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995 – 2003. In June 2010, PM USA’s motion for partial summary judgment regarding plaintiffs’ request for punitive damages was denied. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). The plaintiffs’ motion was denied in December 2010. On June 10, 2011, PM USA filed various summary judgment motions challenging the plaintiffs’ claims. The case is currently set for trial to begin on September 6, 2011.

•

Lawrence: In November 2010, the trial court certified a class consisting of all persons who purchased Marlboro Lights cigarettes in the state of New Hampshire at any time from the date the brand was introduced into commerce until the date trial in the case begins. PM USA’s motion for reconsideration of this decision was denied in January 2011. PM USA is seeking further review before the New Hampshire Supreme Court.

Certain Other Tobacco-Related Litigation

Tobacco Price Case: As of July 25, 2011, one case remains pending in Kansas (Smith) in which plaintiffs allege that defendants, including PM USA and Altria Group, Inc., conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs’ motion for class certification has been granted. No trial date has been set.

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

In September 2006, an intermediate appellate court affirmed the trial court’s order decertifying the class. In May 2009, the California Supreme Court reversed the trial court decision that was affirmed by the appellate court and remanded the case to the trial court. Defendants filed a rehearing petition in June 2009. In August 2009, the California Supreme Court denied defendants’ rehearing petition and issued its mandate. In March 2010, the trial court granted reconsideration of its September 2004 order granting partial summary judgment to defendants with respect to plaintiffs’ “Lights” claims on the basis of judicial decisions issued since its order was issued, including the United States Supreme Court’s ruling in Good, thereby reinstating plaintiffs’ “Lights” claims. Since the trial court’s prior ruling decertifying the class was reversed on appeal by the California Supreme Court, the parties and the court are treating all claims currently being asserted by the plaintiffs as certified, subject, however, to defendants’ challenge to the class representatives’ standing to assert their claims. The class is defined as people who, at the time they were residents of California, smoked in California one or more cigarettes between June 10, 1993 and April 23, 2001, and who were exposed to defendants’ marketing and advertising activities in California. In July 2010, plaintiffs filed a motion seeking collateral estoppel effect from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). In September 2010, plaintiffs filed a motion for preliminary resolution of legal issues regarding restitutionary relief. The trial court denied both of plaintiffs’ motions in November 2010. In November 2010, defendants filed a motion seeking a determination that Brown class members who were also part of the class in Daniels (a previously disclosed consumer fraud case in which the California Supreme Court affirmed summary judgment in PM USA’s favor based on preemption and First Amendment grounds) are precluded by the Daniels judgment from recovering in Brown. This motion was denied in December 2010. Defendants sought review of this decision before the Fourth District Court of Appeal but were denied review on March 11, 2011. In December 2010, defendants filed a motion for a determination that the class representatives lack standing and are not typical or adequate to represent the class. In February 2011, the trial court ruled on this motion in the defendants’ favor and vacated the previously scheduled trial date. Plaintiffs filed a motion for reconsideration, which was denied in April 2011. In addition, in April 2011, defendants filed a motion to dismiss the action on the grounds that plaintiffs should not be permitted to amend the complaint. On June 22, 2011, the trial court granted plaintiffs’ motion to file a new complaint to add new putative class representatives and denied the defendants’ motion to dismiss. On July 1, 2011, plaintiffs filed a new amended complaint.

Ignition Propensity Cases: PM USA is currently a defendant in two wrongful death actions in which plaintiffs contend that fires caused by cigarettes led to other individuals’ deaths. In one case pending in federal court in Massachusetts (Sarro), the district court in August 2009 granted in part PM USA’s motion to dismiss, but ruled that two claims unrelated to product design could go forward. In November 2010, PM USA filed a motion for summary judgment. Argument was heard in March 2011. In a Kentucky federal court case (Walker), the court dismissed plaintiffs’ claims in February 2009 and plaintiffs subsequently filed

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

a notice of appeal. The appeal is pending before the United States Court of Appeals for the Sixth Circuit. Argument was held in October 2010.

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

Certain Other Actions

IRS Challenges to PMCC Leases

Background.  The IRS has concluded its examination of Altria Group, Inc.’s consolidated federal income tax returns for the years 1996 through 2003, and for each year has disallowed tax benefits pertaining to certain leveraged lease transactions entered into by PMCC (referred to by the IRS as lease-in/lease-out (“LILO”) and sale-in/lease-out (“SILO”) transactions). For financial reporting purposes, PMCC accounted for LILO and SILO transactions as leveraged lease transactions under the guidance in Accounting Standards Codification (“ASC”) 840, Leases (“ASC 840”). For income tax purposes, PMCC treated these transactions as leases under case law and applicable IRS administrative guidance.

Refund Claims and Litigation.  Altria Group, Inc. believes that its tax treatment of PMCC’s LILO and SILO transactions on federal and state income tax returns filed to date was proper and complied with applicable tax laws in effect during the relevant periods. Altria Group, Inc. has contested the disallowances, filed claims for refunds of federal income tax and associated interest paid and is pursuing refund litigation in federal court with respect to certain of the refund claims, as discussed below.

In October 2006, Altria Group, Inc. filed a complaint in the United States District Court for the Southern District of New York to claim a refund on a portion of these federal income tax payments and associated interest for the years 1996 and 1997. In July 2009, the jury returned a unanimous verdict in favor of the IRS and, in April 2010, after denying Altria Group, Inc.’s post-trial motions, the district court entered final

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

judgment in favor of the IRS. Altria Group, Inc. filed an appeal with the United States Court of Appeals for the Second Circuit in June 2010. Argument on the merits of this appeal occurred on June 22, 2011.

In March 2008, Altria Group, Inc. filed a second complaint in the United States District Court for the Southern District of New York seeking a refund of the federal income tax payments and associated interest for the years 1998 and 1999 attributable to the disallowance of tax benefits claimed in those years with respect to the LILO and SILO transactions subject to the jury verdict and with respect to the additional LILO and SILO transactions entered into in 1998 and 1999. In May 2009, the district court granted a stay pending the decision by the United States Court of Appeals for the Second Circuit in the case involving the 1996 and 1997 years.

In March 2011, Altria Group, Inc. filed claims for a refund with the IRS for the years 2000 through 2003 of the tax and associated interest paid with respect to the LILO and SILO transactions that PMCC entered into during the 1996-2003 years. The IRS disallowed the claims on July 7, 2011, and Altria Group, Inc. intends to commence litigation in federal court.

In a closing agreement entered into in May 2010, Altria Group, Inc. and the IRS agreed that, with the exception of the LILO and SILO transactions, the tax treatment reported by Altria Group, Inc. on its consolidated federal income tax returns for the 2000-2003 years, as amended by the agreed-upon adjustments in the closing agreement, is appropriate and final. The IRS may not assess against Altria Group, Inc. any further taxes or additions to tax (including penalties) with respect to these years.

As a prerequisite to commencing in federal court the refund litigation described above following the IRS disallowance of tax benefits of the LILO/SILO transactions for the 1996-1999 audit cycle, in 2006 Altria Group, Inc. paid approximately $150 million related to disallowed tax benefits and associated interest. Similarly, following the IRS disallowance of tax benefits of the LILO/SILO transactions for the 2000-2003 audit cycle, also described above, in 2010, Altria Group, Inc. paid approximately $945 million in disallowed tax benefits and associated interest in order to pursue its legal challenge to the disallowances in federal court.

Second Quarter 2011 Earnings Charge.  Altria Group, Inc. has continually re-evaluated the likelihood of sustaining its tax position on PMCC’s LILO and SILO transactions, as required by ASC 740, Income Taxes (“ASC 740”). In the second quarter of 2011, in accordance with ASC 840 and ASC 740, Altria Group, Inc. recorded a one-time charge of $627 million against its 2011 reported earnings related to the tax treatment of the LILO and SILO transactions that PMCC entered into between 1996 and 2003, as announced on June 9, 2011. Altria Group, Inc.’s decision to record the charge was based on the Federal Circuit’s April 2011 adverse decision in Wells Fargo & Co. v. United States, involving SILO transactions entered into by another taxpayer. Altria Group, Inc. concluded that the decision introduced incremental risk to its tax analysis and, as a result, that it was no longer more likely than not that it would prevail in its defense of its tax position on PMCC’s LILO and SILO transactions.

The charge of $627 million reflects the re-characterization of PMCC’s LILO and SILO transactions as loans (as opposed to leases) for income tax purposes, which changes the timing of income recognition for tax purposes over the term of the deemed loan. This change, in turn, impacts the income of the leases recorded pursuant to leverage lease accounting (ASC 840) resulting in a lowering of the cumulative income from the transactions that had been recorded from inception of the transactions to the date of the charge. This earnings charge is incremental to $146 million recorded as a reduction to stockholders’ equity upon the adoption of new accounting standards for leases (“FAS 13-2”) and for uncertainty in income taxes (“FIN 48”) on January 1, 2007, and approximately $95 million recorded to the statements of earnings from January 1, 2007 through March 31, 2011. In quantifying the reduction in cumulative leveraged lease income to include in the second quarter 2011 earnings charge, Altria Group, Inc. was required to make assumptions regarding a potential settlement of these matters with the IRS. To the extent the assumptions change, there may be additional impact on Altria Group, Inc.’s earnings but Altria Group, Inc. does not expect such impact, if any, to be significant.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Approximately 50% of the $627 million charge represents the effects of re-characterization of the transactions as loans and the resulting reduction in cumulative leveraged lease income described above. This reduction in income will be recaptured over the remaining terms of the respective transactions. The remaining portion of the charge primarily represents a permanent charge for interest on tax underpayments. The charge does not include potential penalties as Altria Group, Inc. believes that it met the applicable standards to avoid any associated penalties at the time it claimed the deductions on its tax returns.

Payments to the IRS.  As indicated in “Refund Claims and Litigation” above, Altria Group, Inc. has paid a total of approximately $1.1 billion in federal income tax payments and interest with respect to the LILO and SILO transactions for the 1996 through 2003 tax years. The tax component of this amount represents an acceleration of taxes that Altria Group, Inc. would have otherwise paid over the later stages of the LILO and SILO transactions. Altria Group, Inc. treated the amounts paid to the IRS for these years as deposits for financial reporting purposes pending the ultimate outcomes of the litigation and included such amounts in other assets on its consolidated balance sheets. If Altria Group, Inc. prevails in its refund litigation, it would receive a refund of the amounts previously paid to the IRS plus interest. If the IRS’s position with respect to the LILO and SILO transactions is ultimately sustained, Altria Group, Inc. would reduce its tax liabilities and eliminate the asset discussed above.

Anticipated Future Disallowances and Additional Payments to the IRS.  Altria Group, Inc. further expects the IRS and impacted states to disallow income tax benefits claimed in years 2004 through 2009 related to the LILO and SILO transactions that PMCC entered into from 1996 through 2003. The disallowance of federal and state income tax benefits for the 2004 through 2009 tax years and associated interest through the 2011 tax year, as well as additional tax payments due for the 2010 and 2011 tax years, would result in additional payments of approximately $1.0 billion, excluding potential penalties. The tax component of this amount represents an acceleration of taxes that Altria Group, Inc. would have otherwise paid over the later stages of the LILO and SILO transactions. This amount is net of federal and state income taxes paid or payable on gains associated with sales of leased assets from January 1, 2008 through June 30, 2011; thus, while the initial amount payable may be greater than $1.0 billion, such taxes paid or payable on gains associated with sales of leased assets will be subsequently recovered no later than the closing of the audits for the cycles in which the sales have occurred.

The payments of disallowed tax benefits, if any, would depend upon the timing and outcome of future IRS audits and any related administrative challenges or litigation. The IRS is currently auditing the 2004-2006 tax years.

Other.  At this time, Altria Group, Inc. does not intend to claim tax benefits pertaining to PMCC’s LILO and SILO transactions on its federal and state income tax returns for 2010 and future years. Altria Group, Inc., however, intends to preserve its right to file amended returns for these years claiming the tax benefits pertaining to PMCC’s LILO and SILO transactions if Altria Group, Inc. is successful in the current and/or anticipated litigation discussed above.

As of June 30, 2011, the LILO and SILO transactions represented approximately 33% of the Net Finance Assets of PMCC’s lease portfolio. PMCC has not entered into any LILO or SILO transactions since 2003.

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

In December 2009, the court granted in part and denied in part defendants’ motion to dismiss plaintiffs’ complaint. In addition to dismissing certain claims made by plaintiffs for equitable relief under ERISA as to all defendants, the court dismissed claims alleging excessive administrative fees and mismanagement of company stock funds as to one of the Altria Group, Inc. defendants. In February 2010, the court granted a joint stipulation dismissing the fee and stock fund claims without prejudice as to the remaining defendants, including Altria Corporate Services, Inc. Accordingly, the only claim remaining at this time relates to the alleged negligence of plan fiduciaries for including the Growth Equity Fund and Balanced Fund as Kraft Thrift Plan investment options. Plaintiffs filed a motion for class certification in March 2010, which the court granted in August 2010. Defendants filed a motion for summary judgment in January 2011, and plaintiffs filed a motion for partial summary judgment. In March 2011, defendants filed a motion to vacate the class certification in light of recent federal judicial precedent. On July 18, 2011, the court granted defendants’ summary judgment motion in part, finding that claims for periods prior to July 2, 2002 were time barred, and that the defendants properly monitored the funds. On July 20, 2011, the court denied plaintiffs’ motion for partial summary judgment. Remaining in the case are claims after July 2, 2002 relating to whether it was prudent to retain actively managed investments (Growth Equity Fund and Balanced Fund) in the Kraft Thrift Plan after 1999. On July 20, 2011, the court also granted defendants’ motion to vacate the class certification, and allowed plaintiffs leave to file a new motion for class certification in light of recent precedent and the court’s summary judgment findings.

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

Guarantees

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At June 30, 2011, subsidiaries of Altria Group, Inc. were also contingently liable for $29 million of guarantees related to their own performance, consisting primarily of surety bonds. These items have not had, and are not expected to have, a significant

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI, entered into as a result of the PMI spin-off, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at June 30, 2011 as the fair value of this indemnification is insignificant.

As more fully discussed in Note 12. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under its Credit Agreement and amounts outstanding under its commercial paper program.

Redeemable Noncontrolling Interest

In September 2007, Ste. Michelle completed the acquisition of Stag’s Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which Ste. Michelle holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars, Ste. Michelle entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require Ste. Michelle to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori’s initial investment of $27 million. The put arrangement became exercisable on September 11, 2010 and has no expiration date. As of June 30, 2011, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized in the condensed consolidated balance sheet for the put arrangement.

The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because redemption is outside of the control of Ste. Michelle. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section in the condensed consolidated balance sheets at June 30, 2011 and December 31, 2010.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12. Condensed Consolidating Financial Information:

PM USA, which is a wholly-owned subsidiary of Altria Group, Inc., has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under its Credit Agreement and amounts outstanding under its commercial paper program (the “Guarantees”). Pursuant to the Guarantees, PM USA fully and unconditionally guarantees, as primary obligor, the payment and performance of Altria Group, Inc.’s obligations under the guaranteed debt instruments (the “Obligations”).

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

At June 30, 2011, the respective principal wholly-owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

The following sets forth the condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010, condensed consolidating statements of earnings for the six and three months ended June 30, 2011 and 2010, and condensed consolidating statements of cash flows for the six months ended June 30, 2011 and 2010 for Altria Group, Inc., PM USA and Altria Group, Inc.’s other subsidiaries that are not

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the SEC interpretation and application of Rule 3-10 of SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets

June 30, 2011

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Consumer products
Cash and cash equivalents	$2,041	$—	$23	$—	$2,064
Receivables	86	15	65		166
Inventories:
Leaf tobacco		445	357		802
Other raw materials		144	44		188
Work in process		7	272		279
Finished product		168	236		404

		764	909		1,673
Due from Altria Group, Inc. and subsidiaries	551	1,843	1,367	(3,761)
Deferred income taxes	18	1,189		(44)	1,163
Other current assets	120	466	151	(146)	591

Total current assets	2,816	4,277	2,515	(3,951)	5,657
Property, plant and equipment, at cost	2	3,310	1,425		4,737
Less accumulated depreciation	2	1,965	465		2,432

		1,345	960		2,305
Goodwill			5,174		5,174
Other intangible assets, net		2	12,105		12,107
Investment in SABMiller	5,927				5,927
Investment in consolidated subsidiaries	7,228	331		(7,559)
Due from Altria Group, Inc. and subsidiaries	6,500			(6,500)
Other assets	1,473	634	110	(443)	1,774

Total consumer products assets	23,944	6,589	20,864	(18,453)	32,944
Financial services
Finance assets, net			3,869		3,869
Due from Altria Group, Inc. and subsidiaries			728	(728)
Other assets			19		19

Total financial services assets			4,616	(728)	3,888

TOTAL ASSETS	$23,944	$6,589	$25,480	$(19,181)	$36,832

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets (Continued)

June 30, 2011

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
LIABILITIES
Consumer products
Accounts payable	$—	$118	$134	$—	$252
Accrued liabilities:
Marketing		397	21		418
Taxes, except income taxes		342	15		357
Employment costs	27	13	98		138
Settlement charges		2,132	5		2,137
Other	340	663	351	(44)	1,310
Income taxes		188		(146)	42
Dividends payable	792				792
Due to Altria Group, Inc. and subsidiaries	2,821	237	1,431	(4,489)

Total current liabilities	3,980	4,090	2,055	(4,679)	5,446
Long-term debt	12,789		899		13,688
Deferred income taxes	1,994		3,310	(443)	4,861
Accrued pension costs	204		782		986
Accrued postretirement health care costs		1,497	923		2,420
Due to Altria Group, Inc. and subsidiaries			6,500	(6,500)
Other liabilities	344	286	177		807

Total consumer products liabilities	19,311	5,873	14,646	(11,622)	28,208
Financial services
Deferred income taxes			3,351		3,351
Other liabilities			605		605

Total financial services liabilities			3,956		3,956

Total liabilities	19,311	5,873	18,602	(11,622)	32,164
Contingencies
Redeemable noncontrolling interest			33		33
STOCKHOLDERS’ EQUITY
Common stock	935		9	(9)	935
Additional paid-in capital	5,627	408	8,217	(8,625)	5,627
Earnings reinvested in the business	23,256	577	4	(581)	23,256
Accumulated other comprehensive losses	(1,279)	(269)	(1,387)	1,656	(1,279)
Cost of repurchased stock	(23,906)				(23,906)

Total stockholders’ equity attributable to Altria Group, Inc.	4,633	716	6,843	(7,559)	4,633
Noncontrolling interests			2		2

Total stockholders’ equity	4,633	716	6,845	(7,559)	4,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,944	$6,589	$25,480	$(19,181)	$36,832

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets

December 31, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Consumer products
Cash and cash equivalents	$2,298	$—	$16	$—	$2,314
Receivables	1	9	75		85
Inventories:
Leaf tobacco		594	366		960
Other raw materials		121	39		160
Work in process			299		299
Finished product		145	239		384

		860	943		1,803
Due from Altria Group, Inc. and subsidiaries	429	2,902	1,556	(4,887)
Deferred income taxes	18	1,190		(43)	1,165
Other current assets	64	420	130		614

Total current assets	2,810	5,381	2,720	(4,930)	5,981
Property, plant and equipment, at cost	2	3,749	1,399		5,150
Less accumulated depreciation	2	2,343	425		2,770

		1,406	974		2,380
Goodwill			5,174		5,174
Other intangible assets, net		2	12,116		12,118
Investment in SABMiller	5,367				5,367
Investment in consolidated subsidiaries	7,561	325		(7,886)
Due from Altria Group, Inc. and subsidiaries	6,500			(6,500)
Other assets	1,511	680	98	(438)	1,851

Total consumer products assets	23,749	7,794	21,082	(19,754)	32,871
Financial services
Finance assets, net			4,502		4,502
Due from Altria Group, Inc. and subsidiaries			690	(690)
Other assets			29		29

Total financial services assets			5,221	(690)	4,531

TOTAL ASSETS	$23,749	$7,794	$26,303	$(20,444)	$37,402

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets (Continued)

December 31, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
LIABILITIES
Consumer products
Accounts payable	$—	$215	$314	$—	$529
Accrued liabilities:
Marketing		347	100		447
Taxes, except income taxes		212	19		231
Employment costs	30	18	184		232
Settlement charges		3,531	4		3,535
Other	312	467	333	(43)	1,069
Dividends payable	797				797
Due to Altria Group, Inc. and subsidiaries	3,674	454	1,449	(5,577)

Total current liabilities	4,813	5,244	2,403	(5,620)	6,840
Long-term debt	11,295		899		12,194
Deferred income taxes	1,800		3,256	(438)	4,618
Accrued pension costs	204		987		1,191
Accrued postretirement health care costs		1,500	902		2,402
Due to Altria Group, Inc. and subsidiaries			6,500	(6,500)
Other liabilities	445	335	169		949

Total consumer products liabilities	18,557	7,079	15,116	(12,558)	28,194
Financial services
Deferred income taxes			3,880		3,880
Other liabilities			101		101

Total financial services liabilities			3,981		3,981

Total liabilities	18,557	7,079	19,097	(12,558)	32,175
Contingencies
Redeemable noncontrolling interest			32		32
STOCKHOLDERS’ EQUITY
Common stock	935		9	(9)	935
Additional paid-in capital	5,751	408	8,217	(8,625)	5,751
Earnings reinvested in the business	23,459	583	385	(968)	23,459
Accumulated other comprehensive losses	(1,484)	(276)	(1,440)	1,716	(1,484)
Cost of repurchased stock	(23,469)				(23,469)

Total stockholders’ equity attributable to Altria Group, Inc.	5,192	715	7,171	(7,886)	5,192
Noncontrolling interests			3		3

Total stockholders’ equity	5,192	715	7,174	(7,886)	5,195

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,749	$7,794	$26,303	$(20,444)	$37,402

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Six Months Ended June 30, 2011

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$10,698	$877	$(12)	$11,563
Cost of sales		3,455	382	(12)	3,825
Excise taxes on products		3,452	166		3,618

Gross profit		3,791	329		4,120
Marketing, administration and research costs	84	1,052	136		1,272
Asset impairment and exit costs		3			3
Amortization of intangibles			11		11

Operating (expense) income	(84)	2,736	182		2,834
Interest and other debt expense, net	340	4	228		572
Earnings from equity investment in SABMiller	(344)				(344)

(Loss) earnings before income taxes and equity earnings of subsidiaries	(80)	2,732	(46)		2,606
(Benefit) provision for income taxes	(71)	1,016	279		1,224
Equity earnings of subsidiaries	1,390	28		(1,418)

Net earnings (loss)	1,381	1,744	(325)	(1,418)	1,382
Net earnings attributable to noncontrolling interests			(1)		(1)

Net earnings (loss) attributable to Altria Group, Inc.	$1,381	$1,744	$(326)	$(1,418)	$1,381

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Six Months Ended June 30, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$10,725	$1,309	$—	$12,034
Cost of sales		3,494	340		3,834
Excise taxes on products		3,578	164		3,742

Gross profit		3,653	805		4,458
Marketing, administration and research costs	60	1,045	187		1,292
Reduction of Kraft and PMI tax-related receivables	169				169
Asset impairment and exit costs		25	3		28
Amortization of intangibles		5	5		10

Operating (expense) income	(229)	2,578	610		2,959
Interest and other debt expense, net	277	7	293		577
Earnings from equity investment in SABMiller	(251)				(251)

(Loss) earnings before income taxes and equity earnings of subsidiaries	(255)	2,571	317		2,633
(Benefit) provision for income taxes	(255)	914	118		777
Equity earnings of subsidiaries	1,855			(1,855)

Net earnings	1,855	1,657	199	(1,855)	1,856
Net earnings attributable to noncontrolling interests			(1)		(1)

Net earnings attributable to Altria Group, Inc.	$1,855	$1,657	$198	$(1,855)	$1,855

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Three Months Ended June 30, 2011

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,687	$239	$(6)	$5,920
Cost of sales		1,838	198	(6)	2,030
Excise taxes on products		1,833	85		1,918

Gross profit (loss)		2,016	(44)		1,972
Marketing, administration and research costs	39	554	78		671
Asset impairment and exit costs		1			1
Amortization of intangibles			5		5

Operating (expense) income	(39)	1,461	(127)		1,295
Interest and other debt expense, net	175	6	113		294
Earnings from equity investment in SABMiller	(155)				(155)

(Loss) earnings before income taxes and equity earnings of subsidiaries	(59)	1,455	(240)		1,156
(Benefit) provision for income taxes	(41)	543	210		712
Equity earnings of subsidiaries	462	15		(477)

Net earnings (loss) attributable to Altria Group, Inc.	$444	$927	$(450)	$(477)	$444

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Three Months Ended June 30, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,592	$682	$—	$6,274
Cost of sales		1,791	176		1,967
Excise taxes on products		1,847	86		1,933

Gross profit		1,954	420		2,374
Marketing, administration and research costs	24	536	91		651
Reduction of Kraft and PMI tax-related receivables	169				169
Asset impairment and exit costs		20	1		21
Amortization of intangibles		2	2		4

Operating (expense) income	(193)	1,396	326		1,529
Interest and other debt expense, net	138	6	146		290
Earnings from equity investment in SABMiller	(113)				(113)

(Loss) earnings before income taxes and equity earnings of subsidiaries	(218)	1,390	180		1,352
(Benefit) provision for income taxes	(228)	480	57		309
Equity earnings of subsidiaries	1,032			(1,032)

Net earnings	1,042	910	123	(1,032)	1,043
Net earnings attributable to noncontrolling interests			(1)		(1)

Net earnings attributable to Altria Group, Inc.	$1,042	$910	$122	$(1,032)	$1,042

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2011

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(427)	$967	$(61)	$—	$479

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Consumer products
Capital expenditures		(10)	(30)		(40)
Other		1			1
Financial services
Proceeds from finance assets			129		129

Net cash (used in) provided by investing activities		(9)	99		90

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Consumer products
Long-term debt issued	1,494				1,494
Repurchases of common stock	(575)				(575)
Dividends paid on common stock	(1,589)				(1,589)
Issuances of common stock	29				29
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(975)	880	95
Financing fees and debt issuance costs	(23)				(23)
Cash dividends received from/(paid by) subsidiaries	1,783	(1,728)	(55)
Other	26	(110)	(71)		(155)

Net cash provided by (used in) financing activities	170	(958)	(31)		(819)

Cash and cash equivalents:
(Decrease) Increase	(257)	—	7	—	(250)
Balance at beginning of period	2,298		16		2,314

Balance at end of period	$2,041	$—	$23	$—	$2,064

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(201)	$300	$192	$—	$291

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Consumer products
Capital expenditures		(22)	(47)		(69)
Other		2	16		18
Financial services
Proceeds from finance assets			72		72

Net cash (used in) provided by investing activities		(20)	41		21

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Consumer products
Issuances of short-term borrowings	200				200
Long-term debt issued	797				797
Long-term debt repaid	(775)				(775)
Dividends paid on common stock	(1,435)				(1,435)
Issuances of common stock	39				39
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(1,441)	1,501	(60)
Financing fees and debt issuance costs	(5)				(5)
Cash dividends received from/(paid by) subsidiaries	1,766	(1,700)	(66)
Other	27	(80)	(97)		(150)

Net cash used in financing activities	(827)	(279)	(223)		(1,329)

Cash and cash equivalents:
(Decrease) Increase	(1,028)	1	10	—	(1,017)
Balance at beginning of period	1,862		9		1,871

Balance at end of period	$834	$1	$19	$—	$854

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13. Recent Accounting Guidance Not Yet Adopted:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that will eliminate the option of presenting components of other comprehensive earnings as part of the statement of stockholders’ equity. The guidance will instead require the reporting of other comprehensive earnings in a single continuous statement of comprehensive earnings or in a separate statement immediately following the statement of earnings. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2011; however, early adoption is permitted. Altria Group, Inc. is currently evaluating the authoritative guidance and intends to comply with all new reporting requirements.

In May 2011, the FASB issued authoritative guidance relating to fair value measurement and disclosure requirements. The new guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. Altria Group, Inc. does not anticipate that the adoption of this guidance will have a significant impact on Altria Group, Inc.’s existing fair value measurements or disclosures.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

At June 30, 2011, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; UST LLC (“UST”), which through its direct and indirect wholly-owned subsidiaries including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless products and wine; and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 27.1% economic and voting interest in SABMiller plc (“SABMiller”) at June 30, 2011, which is accounted for under the equity method of accounting. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller, if and when SABMiller pays such dividends on its stock. At June 30, 2011, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

The products and services of Altria Group, Inc.’s subsidiaries constitute Altria Group, Inc.’s reportable segments of cigarettes, smokeless products, cigars, wine and financial services.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Results of Operations for the Six Months Ended June 30, 2011 – The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the six months ended June 30, 2011, from the six months ended June 30, 2010, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the six months ended June 30, 2010	$1,855	$0.89
2010 Asset impairment, exit, implementation and integration costs	59	0.03
2010 UST acquisition-related costs	6
2010 SABMiller special items	41	0.02
2010 Tax items	(46)	(0.02)

Subtotal 2010 items	60	0.03

2011 Asset impairment, exit and integration costs	(3)
2011 UST acquisition-related costs	(3)
2011 SABMiller special items	(16)	(0.01)
2011 PMCC Leveraged Lease Charge*	(627)	(0.30)

Subtotal 2011 items	(649)	(0.31)

Operations	115	0.05

For the six months ended June 30, 2011	$1,381	$0.66

*	Includes the tax impact of the PMCC Leveraged Lease Charge.

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations – The increase of $115 million shown in the table above was due primarily to the following:

•	Higher income from the cigarettes and smokeless products segments; and

•	Higher ongoing equity earnings from SABMiller;

partially offset by:

•	Lower income from the cigars and financial services segments.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Results of Operations for the Three Months Ended June 30, 2011 – The changes in Altria Group, Inc.’s net earnings and diluted EPS attributable to Altria Group, Inc. for the three months ended June 30, 2011, from the three months ended June 30, 2010, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended June 30, 2010	$1,042	$0.50
2010 Asset impairment, exit, implementation and integration costs	32	0.02
2010 UST acquisition-related costs	3
2010 SABMiller special items	30	0.01
2010 Tax items	(58)	(0.03)

Subtotal 2010 items	7	—

2011 Asset impairment, exit and integration costs	(2)
2011 SABMiller special items	(37)	(0.02)
2011 PMCC Leveraged Lease Charge*	(627)	(0.30)

Subtotal 2011 items	(666)	(0.32)

Operations	61	0.03

For the three months ended June 30, 2011	$444	$0.21

*Includes	the tax impact of the PMCC Leveraged Lease Charge.

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations – The increase of $61 million shown in the table above was due primarily to the following:

•	Higher income from the cigarettes and smokeless products segments; and

•	Higher ongoing equity earnings from SABMiller;

partially offset by:

•	Lower income from the financial services and cigars segments.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2011 Forecasted Results – In June 2011, Altria Group, Inc. revised its 2011 full-year guidance for reported diluted EPS to a range of $1.70 to $1.76 from a range of $2.00 to $2.06, reflecting the one-time charge associated with the PMCC leveraged lease transactions discussed further below. In July 2011, Altria Group, Inc. reaffirmed this revised forecast. This forecast includes estimated net charges of $0.31 per share as detailed in the table below, as compared with 2010 full-year reported diluted EPS of $1.87, which included $0.03 per share of net charges, as detailed in the table below. In June and July 2011, Altria Group, Inc. reaffirmed its 2011 full-year guidance for adjusted diluted EPS, which excludes the net charges in the table below, representing a growth rate of 6% to 9% over 2010 full-year adjusted diluted EPS. Altria Group, Inc.’s 2011 first-half results reflect in part the favorable impact of trade inventory dynamics. PM USA believes that the trade has begun to deplete cigarette inventories built in the first half of 2011, and expects this depletion to negatively impact PM USA’s 2011 third-quarter cigarette shipment volume and income. As a result, Altria Group, Inc. expects its quarterly adjusted diluted EPS growth to be stronger in the fourth quarter of 2011 than in the third quarter of 2011. Altria Group, Inc. anticipates that 2011 second-half adjusted diluted EPS growth will be higher than the first half of 2011.

The business environment for 2011 is likely to remain challenging, as adult consumers remain under economic pressure and face high unemployment. Altria Group, Inc.’s tobacco operating companies continue to face significant competitive activity. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Net Charges Included In Reported Diluted EPS
	2011	2010
Asset impairment, exit, implementation and integration costs	$—	$0.04
UST acquisition-related costs		0.01
SABMiller special items	0.01	0.03
PMCC Leveraged Lease Charge	0.30
Tax items*		(0.05)

	$0.31	$0.03

*Excludes	the tax impact of the 2011 PMCC Leveraged Lease Charge.

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

Discussion and Analysis

Consolidated Operating Results

See pages 111-115 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Net revenues:
Cigarettes	$10,735	$10,712	$5,709	$5,589
Smokeless products	783	771	404	390
Cigars	266	290	149	155
Wine	217	201	116	106
Financial services	(438)	60	(458)	34

Net revenues	$11,563	$12,034	$5,920	$6,274

Excise taxes on products:
Cigarettes	$3,452	$3,578	$1,833	$1,847
Smokeless products	53	53	27	27
Cigars	105	103	54	55
Wine	8	8	4	4

Excise taxes on products	$3,618	$3,742	$1,918	$1,933

Operating income:
Operating companies income (loss):
Cigarettes	$2,883	$2,680	$1,536	$1,450
Smokeless products	415	376	222	198
Cigars	69	103	47	56
Wine	31	19	19	12
Financial services	(442)	60	(463)	39
Amortization of intangibles	(11)	(10)	(5)	(4)
General corporate expenses	(111)	(99)	(61)	(52)
Reduction of Kraft and PMI tax-related receivables		(169)		(169)
Corporate exit costs		(1)		(1)

Operating income	$2,834	$2,959	$1,295	$1,529

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

The following events that occurred during the six and three months ended June 30, 2011 and 2010 affected the comparability of statement of earnings amounts.

•

Asset Impairment, Exit, Implementation and Integration Costs – For the six and three months ended June 30, 2011, total pre-tax asset impairment and exit costs were $3 million and $1 million, respectively, all of which were reported in the cigarettes segment. In addition, total pre-tax integration costs of $2 million were reported in the smokeless products segment for both the six and three months ended June 30, 2011. There were no implementation costs incurred during the six months ended June 30, 2011.

Pre-tax asset impairment, exit, implementation and integration costs for the six and three months ended June 30, 2010 consisted of the following:

	For the Six Months Ended June 30, 2010
	Asset Impairment and Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$25	$49	$—	$74
Smokeless products	2		11	13
Cigars			1	1
Wine			1	1
General corporate	1			1

Total	$28	$49	$13	$90

	For the Three Months Ended June 30, 2010
	Asset Impairment and Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$20	$25	$—	$45
Smokeless products			4	4
General corporate	1			1

Total	$21	$25	$4	$50

For further details on asset impairment, exit, implementation and integration costs, see Note 2. Asset Impairment, Exit, Implementation and Integration Costs to the condensed consolidated financial statements.

Altria Group, Inc. achieved cost savings of $115 million and $80 million during the six and three months ended June 30, 2011, respectively. Altria Group, Inc. expects to achieve at least $30 million in additional cost savings by the end of 2011 and is expected to exceed its goal of $1.5 billion in cost reductions since 2006.

Altria Group, Inc. had a severance liability balance of $5 million at June 30, 2011 related to restructuring programs.

•

SABMiller Special Items – Altria Group, Inc.’s earnings from its equity investment in SABMiller for the six and three months ended June 30, 2011 included costs for SABMiller’s “business capability programme” and asset impairment charges related to the disposal of a distribution business in Italy. The costs and charges for the six months ended June 30, 2011 were partially offset by gains resulting from SABMiller’s hotel and gaming transaction. For the six and three months ended June 30, 2010, Altria Group, Inc.’s earnings from its equity investment in SABMiller included costs for SABMiller’s transaction to promote sustainable economic and social development in South Africa, and costs for SABMiller’s “business capability programme.”

•

PMCC Leveraged Lease Charge – During the second quarter of 2011, Altria Group, Inc. recorded a one-time charge of $627 million related to the tax treatment of certain leveraged lease transactions entered into by PMCC (“PMCC Leveraged Lease Charge”). Approximately 50% of the charge ($315 million), which does not include potential penalties, represents a reduction in cumulative lease earnings recorded to date that will be recaptured over the remainder of the affected lease terms. The remaining portion of the charge ($312 million) primarily represents a permanent charge for interest on tax underpayments. The one-time charge was recorded in Altria Group, Inc.’s condensed consolidated statements of earnings for the six and three months ended June 30, 2011 as follows:

	Net Revenues	Provision for Income Taxes	Total
	(in millions)
Reduction to cumulative lease earnings	$490	$(175)	$315
Interest on tax underpayments		312	312

Total	$490	$137	$627

For further discussion, see Note 11. Contingencies to the condensed consolidated financial statements (“Note 11”).

•

Tax Items – The income tax rate for the six and three months ended June 30, 2011 included the impact of the interest on tax underpayments associated with the PMCC Leveraged Lease Charge discussed above. The income tax rate for the six and three months ended June 30, 2010 included the reversal of tax reserves and associated interest following the resolution of certain federal and state audits in the second quarter of 2010. For further discussion, see Note 10. Income Taxes to the condensed consolidated financial statements (“Note 10”).

Consolidated Results of Operations for the Six Months Ended June 30, 2011

The following discussion compares consolidated operating results for the six months ended June 30, 2011, with the six months ended June 30, 2010.

Net revenues, which include excise taxes billed to customers, decreased $471 million (3.9%), due primarily to lower net revenues from the financial services segment as a result of the PMCC Leveraged Lease Charge discussed above.

Excise taxes on products decreased $124 million (3.3%), due primarily to lower cigarettes volume.

Cost of sales decreased $9 million (0.2%), due primarily to lower cigarettes volume and 2010 implementation costs, partially offset by higher per unit settlement charges, higher user fees imposed by the United States Food and Drug Administration (“FDA”) and higher manufacturing costs.

Marketing, administration and research costs decreased $20 million (1.5%), primarily reflecting the cost reduction initiatives discussed above and lower integration costs, partially offset by a $36 million charge for the Scott case in 2011 (See Note 11).

Operating income decreased $125 million (4.2%), due primarily to lower operating results from the financial services segment (reflecting the impact to net revenues associated with the PMCC Leveraged Lease Charge) and cigars segment, partially offset by higher operating results from the cigarettes, smokeless products and wine segments (which included lower asset impairment, exit, implementation and integration costs) and the 2010 reduction in tax-related receivables from Kraft Foods Inc. (“Kraft”) and Philip Morris International Inc. (“PMI”). As discussed in Note 10, the reduction of the Kraft and PMI tax-related receivables was fully offset by a tax benefit associated with Kraft and PMI.

Earnings from Altria Group, Inc.’s equity investment in SABMiller increased $93 million (37.1%), due primarily to higher ongoing equity earnings and higher net charges in 2010 for SABMiller special items, partially offset by lower gains resulting from issuances of common stock by SABMiller.

Altria Group, Inc.’s income tax rate increased 17.5 percentage points to 47.0%, due primarily to the $312 million portion of the PMCC Leveraged Lease Charge, that primarily represents a permanent charge for interest on tax underpayments, and the reversal of tax reserves and associated interest following the resolution of certain federal and state audits in the second quarter of 2010.

Net earnings attributable to Altria Group, Inc. of $1,381 million decreased $474 million (25.6%), due primarily to lower operating income and a higher tax rate, partially offset by higher earnings from Altria Group, Inc.’s equity investment in SABMiller. Diluted and basic EPS attributable to Altria Group, Inc. of $0.66, each decreased by 25.8%.

Consolidated Results of Operations for the Three Months Ended June 30, 2011

The following discussion compares consolidated operating results for the three months ended June 30, 2011, with the three months ended June 30, 2010.

Net revenues, which include excise taxes billed to customers, decreased $354 million (5.6%), due primarily to lower net revenues from the financial services segment as a result of the PMCC Leveraged Lease Charge discussed above, partially offset by higher revenues from the cigarettes segment.

Excise taxes on products decreased $15 million (0.8%), due primarily to lower cigarettes volume.

Cost of sales increased $63 million (3.2%), due primarily to higher per unit settlement charges, higher FDA user fees and higher manufacturing costs, partially offset by 2010 implementation costs.

Marketing, administration and research costs increased $20 million (3.1%), due primarily to a $36 million charge for the Scott case in 2011 (see Note 11), partially offset by the cost reduction initiatives discussed above.

Operating income decreased $234 million (15.3%), due primarily to lower operating results from the financial services segment (reflecting the impact to net revenues associated with the PMCC Leveraged Lease Charge), partially offset by higher operating results from the cigarettes and smokeless products segments (which included lower asset impairment, exit, implementation and integration costs), and the 2010 reduction in tax-related receivables from Kraft and PMI. As discussed in Note 10, the reduction of the Kraft and PMI tax-related receivables was fully offset by a tax benefit associated with Kraft and PMI.

Earnings from Altria Group, Inc.’s equity investment in SABMiller increased $42 million (37.2%), due primarily to higher ongoing equity earnings.

Altria Group, Inc.’s income tax rate increased 38.7 percentage points to 61.6%, due primarily to the $312 million portion of the PMCC Leveraged Lease Charge, that primarily represents a permanent charge for interest on tax underpayments, and the reversal of tax reserves and associated interest following the resolution of certain federal and state audits in the second quarter of 2010.

Net earnings attributable to Altria Group, Inc. of $444 million decreased $598 million (57.4%), due primarily to lower operating income and a higher tax rate, partially offset by higher earnings from Altria Group, Inc.’s equity investment in SABMiller. Diluted and basic EPS attributable to Altria Group, Inc. of $0.21, each decreased by 58.0%.

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

•

restrictions imposed by the Family Smoking Prevention and Tobacco Control Act (the “FSPTCA”) enacted in June 2009, and restrictions that have been, and in the future may be, imposed by the FDA under this statute;

•	actual and proposed excise tax increases, as well as changes in tax structures and tax stamping requirements;

•	bans and restrictions on tobacco use imposed by governmental and private entities;

•	other federal, state and local government actions, including:

•	restrictions on the sale of tobacco products by certain retail establishments, the use of characterizing flavors and the sale of tobacco products in certain package sizes;

•	additional restrictions on the advertising and promotion of tobacco products;

•	additional requirements setting ignition propensity standards for cigarettes;

•	other actual and proposed tobacco product legislation and regulation; and

•	governmental investigations;

•	the diminishing prevalence of cigarette smoking and increased efforts by tobacco control advocates and others to further restrict tobacco use;

•	price gaps and changes in price gaps between premium and lowest price brands;

•	competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation;

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

FSPTCA and FDA Regulation

The Regulatory Framework

The FSPTCA expressly establishes certain restrictions and prohibitions on our cigarette and smokeless tobacco businesses and authorizes or requires further FDA action. Under the FSPTCA, the FDA has broad authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of cigarettes, cigarette tobacco and smokeless tobacco products; the authority to require disclosures of related information; and the authority to enforce the FSPTCA and related regulations. The law also grants the FDA authority to extend its application, by regulation, to other tobacco products, including cigars. The FDA has indicated that regulation of cigars and other tobacco products is on its agenda of items to consider for possible rule-making.

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

•

changes the language of the cigarette and smokeless tobacco product health warnings, enlarges their size and requires the development by the FDA of graphic warnings for cigarettes, which it published in June 2011, and gives the FDA the authority to require new warnings;

•	authorizes the FDA to adopt product regulations and related actions, including:

•

to impose tobacco product standards that are appropriate for the protection of the public health through a regulatory process including, among other possibilities, restrictions on ingredients, constituents or other properties, performance or design criteria as well as to impose testing, measurement, reporting and disclosure requirements;

•

to subject tobacco products that are modified or first introduced into the market after March 22, 2011 to application and premarket review and authorization requirements (the “New Product Application Process”) if the FDA does not find them to be “substantially equivalent” to products commercially marketed prior to February 15, 2007, and to deny any such new product application thus preventing the distribution and sale of any product affected by such denial;

•

to determine that certain existing tobacco products modified or introduced into the market for the first time between February 15, 2007 and March 22, 2011 are not “substantially equivalent” to products commercially marketed prior to February 15, 2007, in which case the FDA could require the removal of such products or subject them to the New Product Application Process and, if any such applications are denied, prevent the continued distribution and sale of such products (see FDA Regulatory Actions below);

•	to restrict or otherwise regulate menthol cigarettes, as well as other tobacco products with characterizing flavors;

•	to regulate nicotine yields and to reduce or eliminate harmful constituents or harmful ingredients or other components of tobacco products;

•	to impose manufacturing standards for tobacco products; and

•	equips the FDA with a variety of investigatory and enforcement tools, including the authority to inspect tobacco product manufacturing and other facilities.

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

Impact on Our Business; Compliance Costs

Regulations imposed by the FDA under the FSPTCA could have a material adverse impact on the business and sales volume of Altria Group, Inc.’s tobacco businesses in a number of different ways. For example, actions by the FDA could:

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

For example, in June 2010, the FDA issued a document request regarding changes to Marlboro Gold Pack cigarette packaging in connection with the FSPTCA’s ban of certain descriptors. PM USA submitted documents in response to the FDA’s request.

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

TPSAC Membership

PM USA and USSTC have raised with the FDA their concerns that certain of the voting members of the TPSAC have financial and other conflicts (including services as paid experts for plaintiffs in tobacco litigation) that could hamper the full and fair consideration of issues by the TPSAC and requested that their appointments be withdrawn. The FDA declined PM USA’s and USSTC’s requests, stating that the FDA had satisfied itself, after inquiry, that the TPSAC members did not have disqualifying conflicts of interest. The FDA stated further that it would continue to screen, in accordance with relevant statutory and regulatory provisions and FDA guidance, all TPSAC members for potential conflicts of interest for matters that the TPSAC would be considering. The FDA also has engaged two individuals to serve as consultants to a TPSAC subcommittee who also have served as paid experts for plaintiffs in tobacco litigation. PM USA and USSTC raised similar concerns related to the engagement of these individuals and the FDA similarly declined to terminate these engagements. In February 2011, Lorillard Tobacco Company and R.J. Reynolds Tobacco Company filed suit in the U.S. District Court for the District of Columbia against the United States Department of Health and Human Services and individual defendants (sued in their official capacities) asserting that the composition of the TPSAC and the composition of the Constituents Subcommittee of the TPSAC violates several federal laws, including the Federal Advisory Committee Act.

TPSAC Action on Menthol

As mandated by the FSPTCA, on March 18, 2011, the TPSAC submitted to the FDA a report on the impact of the use of menthol in cigarettes on the public health and related recommendations. The TPSAC report stated that “[m]enthol cigarettes have an adverse impact on public health in the United States.” The TPSAC report recommended that the “[r]emoval of menthol cigarettes from the marketplace would benefit public health in the United States.” The report noted the potential that any ban on menthol cigarettes could lead to an increase in contraband cigarettes and other potential unintended consequences and suggested that the FDA consult with appropriate experts on this matter. The TPSAC report also recommended that additional research could address gaps in understanding menthol cigarettes.

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

On July 21, 2011, the TPSAC revised and approved its March 18, 2011 report. The revisions were editorial in nature and did not change the substantive conclusions and recommendations of the TPSAC.

The FSPTCA does not set a deadline or required timeline for the FDA to act on the TPSAC report. The FDA has stated that the TPSAC report is only a recommendation, that the FDA’s receipt of the TPSAC’s menthol report will not have an immediate effect on the availability of menthol cigarettes, and that the FDA will review the various submitted reports and available scientific information on menthol to determine what future regulatory action, if any, is warranted. Such future action could include restrictions, or a possible ban, on the manufacturing, marketing and sale of menthol cigarettes. As part of its 90-day progress report on menthol, the FDA announced that it plans to submit its draft review of the science on menthol to an external peer review panel. The FDA indicated that it plans to eventually make the results of this peer review and of the FDA’s preliminary scientific assessment available for public comment. Any future action taken by the FDA to regulate the manufacture, marketing or sale of menthol cigarettes will require formal rulemaking that includes public notice and the opportunity for public comment.

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

FDA Regulatory Actions

Graphic Warnings

On June 22, 2011, as required by the FSPTCA, the FDA issued its final rule to modify the required warnings that appear on cigarette packages and in cigarette advertisements. The FSPTCA requires the warnings to consist of nine new textual warning statements accompanied by color graphics depicting the negative health consequences of smoking. The graphic health warnings will (i) be located beneath the cellophane, and comprise the top 50 percent of the front and rear panels of cigarette packages and (ii) occupy 20 percent of a cigarette advertisement and be located at the top of the advertisement. Cigarette packaging manufactured after September 22, 2012 must contain the new graphic warnings and all cigarette advertising must contain the new warnings by that date.

New Product Marketing Authorization Processes

In January 2011, the FDA issued guidance concerning reports that manufacturers must submit for certain FDA-regulated tobacco products that the manufacturer modified or introduced for the first time into the market after February 15, 2007. These reports must be reviewed by the agency to determine if such tobacco products are “substantially equivalent” to products commercially available as of February 15, 2007. In general, in order to continue marketing these products sold before March 22, 2011, manufacturers of FDA-regulated tobacco products were required to send to the FDA a report demonstrating substantial equivalence by March 22, 2011. PM USA and USSTC submitted timely reports. PM USA and USSTC can continue marketing these products unless the FDA makes a determination that a specific product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products or subject them to the New Product Application Process and, if any such applications are denied, prevent the continued distribution and sale of such products. PM USA and USSTC believe all of their current products meet the statute’s requirements but cannot predict how the FDA will respond to their reports.

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

The FDA also published a final regulation on July 5, 2011, establishing a process for requesting an exemption from the substantial equivalence requirements for certain minor modifications to tobacco additives. The final rule becomes effective on August 4, 2011.

Excise Taxes

Tobacco products are subject to substantial excise taxes in the United States. Significant increases in tobacco-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted at the federal, state and local levels within the United States.

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. For example, in 2009, the federal excise tax (“FET”) on cigarettes increased from 39 cents per pack to approximately $1.01 per pack and on July 1, 2010, the New York state excise tax increased $1.60 to $4.35 per pack. Between the end of 1998 and July 25, 2011, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.37 per pack. As of July 25, 2011, three states (Connecticut, Hawaii and Vermont) increased their cigarette excise taxes this year and one state (New Hampshire) decreased its cigarette excise tax.

Tax increases are expected to continue to have an adverse impact on sales of tobacco products by our tobacco subsidiaries, due to lower consumption levels and to a potential shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products.

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of July 25, 2011, twenty-one states, Washington, D.C. and Philadelphia, Pennsylvania have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of July 25, 2011, 174 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things:

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

In addition, such legislation has been enacted or is being considered in a number of localities. For example:

New York City has adopted an ordinance that prohibits the sale of certain flavored tobacco products other than cigarettes. This legislation affects certain USSTC and Middleton products. The ordinance and related final regulations took effect in August 2010. Certain subsidiaries of USSTC have filed a lawsuit in the United States District Court for the Southern District of New York challenging the New York City legislation on the grounds that it is preempted by the FSPTCA. In March 2010, the trial court denied plaintiffs’ motion for preliminary injunction against enforcement of the ordinance. Plaintiffs and the City have moved for summary judgment on the preemption claim. USSTC and Middleton are complying with the ordinance pending resolution of the litigation.

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

In February 2011, PM USA filed a lawsuit in federal court challenging the United States Department of Agriculture’s (the “USDA”) method for calculating the 2011 and future tobacco product class shares that are used to allocate liability for the industry payments that fund the FETRA buy-out described above and are used by the FDA to calculate the industry’s FDA user fees. PM USA asserts in this litigation that the USDA violated FETRA and its own regulations by failing to apply the most current FET rates enacted by Congress, which became effective in April 2009, in calculating the class share allocations. PM USA also filed administrative appeals of its FETRA assessments for the first and second quarters of fiscal year 2011 (both of which have been denied by the USDA) and has submitted a petition for rulemaking with USDA (which petition is still pending), in each case asserting that USDA erroneously failed to base the FETRA class share allocations on the current FET rates.

For a discussion of the impact of the State Settlement Agreement, FETRA and FDA user fee payments on Altria Group, Inc., see Debt and Liquidity – Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation. We do not anticipate that the quota buy-out will have a material adverse impact on our consolidated results in 2011 and beyond.

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

Reduced Cigarette Ignition Propensity Legislation

Legislation or regulation requiring cigarettes to meet reduced ignition propensity standards (first adopted by New York State in 2004) has been adopted and implemented in all states. PM USA has converted all cigarette production to meet reduced ignition propensity standards.

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

Illicit Trade

Altria Group, Inc. and its tobacco subsidiaries support appropriate regulations and enforcement measures to prevent illicit trade in tobacco products. For example, Altria Group, Inc.’s tobacco subsidiaries are engaged in a number of initiatives to help prevent trade in contraband tobacco products, including: enforcement of wholesale and retail trade programs and policies on trade in contraband tobacco products; engagement with and support of law enforcement and regulatory agencies; litigation to protect their trademarks; and support for a variety of federal and state legislative initiatives. Legislative initiatives to address trade in contraband tobacco products are designed to protect the legitimate channels of distribution, impose more stringent penalties for the violation of illegal trade laws and provide additional tools for law enforcement. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products are being considered by a number of jurisdictions. For example, in March 2010, the President signed into law the Prevent All Cigarette Trafficking (PACT) Act, which addresses illegal Internet sales by, among other things, imposing a series of restrictions and requirements on the delivery sale of cigarettes and smokeless tobacco products and makes such products non-mailable to consumers through the United States Postal Service, subject to limited exceptions. Certain Internet cigarette sellers have filed lawsuits challenging the constitutionality of this statute in the United States District Courts for the District of Columbia (in which the court is reconsidering a motion for temporary restraining order and preliminary injunction), the Western District of New York (in which the court granted plaintiffs’ motions for temporary restraining orders and motions for preliminary injunction are pending), and the Eastern District of Pennsylvania (in which a request for preliminary injunction is pending). An appeal in the Western District of New York case is pending.

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

Operating Results

The following discussion compares tobacco space operating results for the six and three months ended June 30, 2011, with the six and three months ended June 30, 2010.

	For the Six Months Ended June 30,
	Net Revenues		Operating Companies Income
	2011	2010	2011	2010
	(in millions)
Cigarettes	$10,735	$10,712	$2,883	$2,680
Smokeless products	783	771	415	376
Cigars	266	290	69	103

Total tobacco space	$11,784	$11,773	$3,367	$3,159

	For the Three Months Ended June 30,
	Net Revenues		Operating Companies Income
	2011	2010	2011	2010
	(in millions)
Cigarettes	$5,709	$5,589	$1,536	$1,450
Smokeless products	404	390	222	198
Cigars	149	155	47	56

Total tobacco space	$6,262	$6,134	$1,805	$1,704

Cigarettes segment

The cigarettes segment’s results for the six and three months ended June 30, 2011 were driven by Marlboro’s performance. Marlboro grew its 2011 second-quarter retail share sequentially as the brand benefited from recent new product introductions and the strength of its menthol business. Additionally, shipment volume in the first half and the second quarter of 2011 benefited from trade inventory movements.

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

The following table summarizes cigarettes segment volume performance, which includes units sold as well as promotional units, but excludes Puerto Rico, U.S. Territories, Overseas Military and Philip Morris Duty Free Inc., none of which, individually or in the aggregate, is material to the cigarettes segment:

	Shipment Volume
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
	(in billion units)
Marlboro	59.5	60.9	31.6	31.3
Other Premium	4.7	5.1	2.5	2.7
Discount	3.9	4.6	2.1	2.5

Total Cigarettes	68.1	70.6	36.2	36.5

The following table summarizes cigarettes segment retail share performance:

	Retail Share
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
Marlboro	42.4%	42.7%	42.6%	42.8%
Other Premium	3.7	4.0	3.7	4.0
Discount	3.0	3.5	3.0	3.4

Total Cigarettes	49.1%	50.2%	49.3%	50.2%

Cigarettes segment retail share results are based on data from SymphonyIRI Group/Capstone, which is a retail tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. The panel was not designed to capture sales through other channels, including the Internet and direct mail.

During 2011 and 2010, PM USA executed the following pricing and promotional allowance actions:

•	Effective July 8, 2011, PM USA increased the list price on all of its cigarette brands by $0.09 per pack.

•	Effective December 6, 2010, PM USA increased the list price on all of its cigarette brands by $0.08 per pack.

•	Effective May 10, 2010, PM USA increased the list price on all of its cigarette brands by $0.08 per pack. In addition, PM USA cancelled its wholesale promotional allowance of $0.21 per pack on Basic.

Net revenues, which include excise taxes billed to customers, for the six months ended June 30, 2011, increased $23 million (0.2%) versus the prior-year period due primarily to higher list prices ($463 million), mostly offset by lower volume ($439 million). Operating companies income for the six months ended June 30, 2011 increased $203 million (7.6%) versus the prior-year period, due primarily to higher list prices ($463 million), lower asset impairment, exit and implementation costs related to the closure of the Cabarrus, North Carolina manufacturing facility ($71 million) and marketing, administration, and research savings reflecting the cost reduction initiatives discussed above, partially offset by lower volume ($217 million), higher per unit settlement charges ($65 million), higher FDA user fees ($46 million) and a $36 million charge for the Scott case in 2011 (See Note 11).

Net revenues, which include excise taxes billed to customers, for the three months ended June 30, 2011, increased $120 million (2.1%) versus the prior-year period due primarily to higher list prices ($209 million), partially offset by lower volume ($53 million) and higher promotional allowances ($36 million). Operating companies income for the three months ended June 30, 2011 increased $86 million (5.9%) versus the prior-year period, due primarily to higher list prices ($209 million) and lower asset impairment, exit and implementation costs related to the closure of the Cabarrus, North Carolina manufacturing facility ($44 million), partially offset by higher per unit settlement charges ($50 million), higher promotional allowances ($36 million), lower volume ($33 million), higher FDA user fees ($21 million) and a $36 million charge for the Scott case in 2011 (See Note 11).

For the six and three months ended June 30, 2011, PM USA’s domestic cigarette shipment volume declined 3.5% and 0.7%, respectively, versus the prior-year periods due primarily to different trade inventory dynamics. PM USA believes that the trade built inventory levels in both the first half and the second quarter of 2011, which benefited PM USA’s shipment volume. In 2010, PM USA believes the trade increased inventories in the first quarter, and following PM USA’s list price increases in the second quarter of 2010, decreased inventory levels on PM USA’s brands. After adjusting primarily for changes in trade inventories, PM USA’s domestic cigarette shipment volume for the six and three months ended June 30, 2011 was estimated to be down approximately 5.0% and 4.5%, respectively, versus the prior-year periods. For both the six and three months ended June 30, 2011, total cigarette category volume was estimated to be down approximately 3.5% versus the prior-year periods when adjusted primarily for changes in trade inventories.

PM USA’s total premium brands (Marlboro and Other Premium brands) shipment volume decreased 2.7% for the six months ended June 30, 2011 and increased 0.4% for the three months ended June 30, 2011 versus the prior-year periods. Marlboro shipment volume decreased 1.4 billion units (2.2%) for the six months ended June 30, 2011 and increased 0.3 billion units (1.1%) for the three months ended June 30, 2011 versus the prior-year periods. In the Discount brands, PM USA’s shipment volume for the six and three months ended June 30, 2011 decreased 14.6% and 15.5%, respectively, versus the prior-year periods, reflecting brand support strategies. Shipments of premium cigarettes accounted for 94.3% of PM USA’s total volume for both the six and three months ended June 30, 2011, up from 93.5% and 93.3% for the six and three months ended June 30, 2010, respectively.

On a sequential basis, Marlboro’s 2011 second-quarter retail share grew 0.4 share points versus the first quarter of 2011, due primarily to retail share growth on Marlboro Menthol and its new Marlboro Special Blend products. For the six and three months ended June 30, 2011, Marlboro’s retail share decreased 0.3 and 0.2 share points, respectively, versus its record retail share results in the prior-year periods.

On a sequential basis, PM USA’s 2011 second-quarter retail share grew 0.3 share points versus the first quarter of 2011. PM USA’s retail share for the six and three months ended June 30, 2011 decreased 1.1 and 0.9 share points, respectively, versus the prior-year periods due to share losses on most of PM USA’s portfolio brands and Marlboro.

Smokeless products segment

The smokeless products segment’s results for the six and three months ended June 30, 2011 were driven by its leading premium brands. Copenhagen grew its second-quarter retail share both sequentially and versus the year-ago period, and Skoal grew its retail share for the second consecutive quarter as the brand responded to brand-building initiatives. Comparisons for the smokeless products segment’s shipment volume and retail share were impacted primarily by new product launches and the de-listing of seven stock-keeping units (“SKUs”) on Skoal.

The following table summarizes smokeless products segment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
	(cans and packs in millions)
Copenhagen	168.5	164.0	87.1	80.2
Skoal	144.0	138.9	68.0	71.2

Copenhagen and Skoal	312.5	302.9	155.1	151.4
Other	49.3	65.1	23.0	30.5

Total Smokeless products	361.8	368.0	178.1	181.9

Volume includes cans and packs sold, as well as promotional units but excludes international volume, which is not material to the smokeless products segment. Other includes certain USSTC and PM USA smokeless products.

New types of smokeless products, as well as new packaging configurations of existing smokeless products, may or may not be equivalent to existing moist smokeless tobacco (“MST”) products on a can for can basis. USSTC and PM USA have assumed the following equivalent ratios to calculate volumes of cans and packs shipped:

•	One pack of snus, irrespective of the number of pouches in the pack, is equivalent to one can of MST;

•	One can of Skoal Slim Can pouches is equivalent to a 0.53 can of MST; and

•	All other products are considered to be equivalent on a can for can basis.

If assumptions regarding these equivalent ratios change, it may result in a change to these reported results.

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
Copenhagen	25.5%	24.7%	25.8%	24.7%
Skoal	23.0	23.7	23.1	23.4

Copenhagen and Skoal	48.5	48.4	48.9	48.1
Other	6.3	7.2	6.2	7.7

Total Smokeless products	54.8%	55.6%	55.1%	55.8%

Other includes certain USSTC and PM USA smokeless products. New types of smokeless products, as well as new packaging configuration of existing smokeless products, may or may not be equivalent to existing MST products on a can for can basis. USSTC and PM USA have made the following assumptions for calculating retail share:

•	One pack of snus, irrespective of the number of pouches in the pack, is equivalent to one can of MST; and

•	All other products are considered to be equivalent on a can for can basis.

If assumptions regarding these equivalent ratios change, it may result in a change to these reported results.

Smokeless products segment retail share performance is based on data from the SymphonyIRI Group (“SymphonyIRI”) InfoScan Smokeless Tobacco Database 2011 for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes (“InfoScan Smokeless Tobacco Database”), which tracks smokeless products market share performance based on the number of cans and packs sold. Smokeless products is defined by SymphonyIRI as moist smokeless and spit-less tobacco products. It is SymphonyIRI’s standard practice to periodically refresh its InfoScan syndicated services, which could restate retail share results that were previously released.

SymphonyIRI performed a restatement of its InfoScan Smokeless Tobacco Database in the second quarter of 2011. As a result of the InfoScan Smokeless Tobacco Database restatement, USSTC and PM USA’s previously released quarterly and year-to-date retail share results for smokeless products were restated. Restated retail share results from the first quarter of 2010 through the first quarter of 2011 are summarized below.

	Retail Share
	For the Three Months Ended
	3/31/11	12/31/10	9/30/10	6/30/10	3/31/10
Copenhagen	25.1%	24.9%	24.5%	24.7%	24.8%
Skoal	22.9	22.6	23.4	23.4	24.1

Copenhagen and Skoal	48.0	47.5	47.9	48.1	48.9
Other	6.5	6.9	7.4	7.7	6.4

Total Smokeless products	54.5%	54.4%	55.3%	55.8%	55.3%

	Retail Share
	For the Year- ended 12/31/10	For the Nine Months Ended 9/30/10	For the Six Months Ended 6/30/10
Copenhagen	24.7%	24.7%	24.7%
Skoal	23.3	23.6	23.7

Copenhagen and Skoal	48.0	48.3	48.4
Other	7.2	7.2	7.2

Total Smokeless products	55.2%	55.5%	55.6%

USSTC and PM USA executed the following pricing actions in 2011 and 2010:

•	Effective May 22, 2011, USSTC increased the list prices on its MST brands by $0.10 per can and Skoal Snus by $0.31 per can.

•	Effective May 18, 2011, PM USA increased the list price on Marlboro Snus tins by $0.31 per tin.

•	Effective May 28, 2010, USSTC increased the list price on substantially all of its brands by $0.10 per can.

Net revenues, which include excise taxes billed to customers, for the six months ended June 30, 2011, increased $12 million (1.6%) versus the prior-year period, due primarily to higher pricing ($40 million), partially offset by lower volume ($20 million) and higher promotional allowances. Operating companies income for the six months ended June 30, 2011 increased $39 million (10.4%) versus the prior-year period, due primarily to higher pricing ($40 million), lower marketing, administration and research costs ($27 million) reflecting the cost reduction initiatives discussed above, and lower asset impairment, exit and integration costs, partially offset by lower volume ($20 million) and higher manufacturing costs.

Net revenues, which include excise taxes billed to customers, for the three months ended June 30, 2011, increased $14 million (3.6%) versus the prior-year period, due primarily to higher pricing ($23 million), partially offset by lower volume ($11 million). Operating companies income for the three months ended June 30, 2011 increased $24 million (12.1%) versus the prior-year period, due primarily to higher pricing ($23 million) and lower marketing, administration and research costs ($15 million), partially offset by lower volume ($12 million) and higher manufacturing costs.

For the six months ended June 30, 2011, USSTC and PM USA’s combined domestic smokeless products shipment volume decreased 1.7% versus the prior-year period, due primarily to trade inventory changes and a negative comparison on portfolio brands including Marlboro Snus, partially offset by volume growth on Copenhagen and Skoal.

USSTC and PM USA’s combined domestic smokeless products shipment volume for the three months ended June 30, 2011 decreased 2.1% versus the prior-year period, due primarily to trade inventory changes, a negative comparison on portfolio brands including Marlboro Snus, and volume declines on Skoal, partially offset by volume growth on Copenhagen. Copenhagen’s volume benefited primarily from recent new product introductions and strength of its core Natural business. Skoal’s 2011 second-quarter volume was negatively impacted by Skoal X-tra new product volume that shipped at the end of the first quarter of 2011 and began selling through trade channels in the second quarter of 2011, and the de-listing of seven Skoal SKUs in the second quarter of 2011. Marlboro Snus’ 2011 second-quarter volume was negatively impacted by significantly lower levels of promotional activity compared to last year’s national expansion. Marlboro Snus comparisons were also negatively impacted by the shift in mix from packages with six pouches to tins with fifteen pouches.

After adjusting for new product pipeline volume, trade inventories, discontinued SKUs and other factors, USSTC and PM USA’s combined domestic smokeless products shipment volume for both the six and three months ended June 30, 2011 was estimated to be up approximately 4%. USSTC and PM USA believe that the smokeless category’s volume in the first half of 2011 grew at an estimated rate of approximately 5%.

Copenhagen’s retail share for the six and three months ended June 30, 2011 increased 0.8 and 1.1 share points, respectively, versus the prior-year periods. On a sequential basis, Copenhagen’s 2011 second-quarter retail share grew 0.7 share points versus the first quarter of 2011. The brand’s retail share results continued to benefit from recent product introductions, as well as strength in its core Natural business.

On a sequential basis, Skoal grew its 2011 second-quarter retail share 0.2 share points versus the first quarter of 2011 as the brand benefited from its brand-building initiatives, including the introduction of eight new Skoal X-tra products and two new Skoal Snus variants in the first quarter of 2011, partially offset by the second quarter de-listing of seven SKUs. Skoal’s retail share for the six and three months ended June 30, 2011, decreased 0.7 and 0.3 share points, respectively, versus the prior-year periods.

On a sequential basis, USSTC and PM USA’s 2011 second-quarter combined retail share of smokeless products increased 0.6 share points versus the first quarter of 2011, due primarily to sequential retail share growth on both Copenhagen and Skoal, partially offset by share losses in the balance of the portfolio. USSTC and PM USA’s combined retail share of smokeless products for the six and three months ended June 30, 2011 decreased 0.8 and 0.7 share points, respectively, versus the prior-year periods, due primarily to share losses on unsupported discount brands, Marlboro Snus and Skoal, partially offset by share gains on Copenhagen.

Cigars segment

The cigars segment’s results for the six and three months ended June 30, 2011 were impacted by promotional investments to defend Black & Mild’s marketplace position. Middleton invested in new products and brand-building initiatives in the second quarter of 2011 that enabled Black & Mild to deliver retail share growth versus the prior-year period. Middleton continued to observe significant competitive activity, including higher levels of imported, low-priced machine-made large cigars.

The following table summarizes cigars segment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
	(units in millions)
Black & Mild	599	592	317	316
Other	10	13	5	7

Total Cigars	609	605	322	323

The following table summarizes cigars segment retail share performance:

	Retail Share
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
Black & Mild	29.0%	28.2%	28.8%	27.9%
Other	0.3	0.4	0.3	0.5

Total Cigars	29.3%	28.6%	29.1%	28.4%

Cigars segment retail share results are based on data from the SymphonyIRI InfoScan Cigar Database 2011 for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes (“InfoScan Cigar Database”), which tracks machine-made large cigars market share performance. Middleton defines machine-made large cigars as cigars made by machine that weigh greater than three pounds per thousand, except cigars sold at retail in packages of 20 cigars. This service was developed to provide a representation of retail business performance in key trade channels. It is SymphonyIRI’s standard practice to periodically refresh its InfoScan syndicated services, which could restate retail share results that were previously released.

SymphonyIRI performed a restatement of its InfoScan Cigar Database in the second quarter of 2011. As a result of the InfoScan Cigar Database restatement, Middleton’s previously released quarterly and year-to-date retail share results for machine-made large cigars were restated. Restated retail share results from the first quarter of 2010 through the first quarter of 2011 are summarized below.

	Retail Share
	For the Three Months Ended
	3/31/11	12/31/10	9/30/10	6/30/10	3/31/10
Black & Mild	29.3%	29.9%	29.7%	27.9%	28.4%
Other	0.2	0.3	0.3	0.5	0.4

Total Cigars	29.5%	30.2%	30.0%	28.4%	28.8%

	Retail Share
	For the Year- ended 12/31/10	For the Nine Months Ended 9/30/10	For the Six Months Ended 6/30/10
Black & Mild	29.0%	28.7%	28.2%
Other	0.4	0.4	0.4

Total Cigars	29.4%	29.1%	28.6%

During 2010, Middleton executed the following pricing actions:

•	Effective November 15, 2010, Middleton executed various list price increases across substantially all of its brands resulting in a weighted-average increase of approximately $0.09 per five-pack.

•	Effective January 11, 2010, Middleton executed various list price increases across substantially all of its brands resulting in a weighted-average increase of approximately $0.18 per five-pack.

Net revenues, which include excise taxes billed to customers, for the six and three months ended June 30, 2011, decreased $24 million (8.3%) and $6 million (3.9%), respectively, versus the prior-year periods, due primarily to higher promotional investments, partially offset by higher pricing. Operating companies income for the six and three months ended June 30, 2011 decreased $34 million (33.0%) and $9 million (16.1%), respectively, versus the prior-year periods, due primarily to these higher promotional investments, partially offset by higher pricing.

Middleton’s cigar volume increased 0.7% for the six months ended June 30, 2011 versus the prior-year period, as shipment volume gains for Black & Mild were offset by volume declines in the balance of the portfolio. Middleton’s cigar volume was essentially unchanged for the three months ended June 30, 2011 versus the prior-year period.

Black & Mild’s retail share of machine-made large cigars for the six and three months ended June 30, 2011 increased 0.8 and 0.9 share points, respectively, versus the prior-year periods, as Black & Mild benefited from its brand-building initiatives, including its 2011 second-quarter national launch of untipped cigarillo varieties in both Classic and Sweets blends.

Middleton plans to continue building Black & Mild’s marketplace position in 2011 with new products and other initiatives. During the third quarter of 2011, Middleton plans to expand Black & Mild Shorts nationally. Middleton also entered into a contract manufacturing arrangement to source the production of a portion of its cigars overseas. Middleton entered into this arrangement to access additional production capacity in an uncertain competitive environment and a tax environment that potentially benefits imported large cigars over those manufactured domestically.

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

Operating Results

The wine segment’s financial results for the six and three months ended June 30, 2011 were driven by its continued focus on increasing premium volume and mix. The following discussion compares wine segment results for the six and three months ended June 30, 2011, with the six and three months ended June 30, 2010.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Net revenues	$217	$201	$116	$106

Operating companies income	$31	$19	$19	$12

The following table summarizes wine segment case shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
	(cases in thousands)
Chateau Ste. Michelle	1,113	1,068	598	532
Columbia Crest	877	961	455	528
Other	1,135	991	629	522

Total Wine	3,125	3,020	1,682	1,582

Net revenues, which include excise taxes billed to customers, for the six and three months ended June 30, 2011 increased $16 million (8.0%) and $10 million (9.4%), respectively, versus the prior-year periods, due primarily to higher premium shipment volume. Operating companies income for the six and three months ended June 30, 2011 increased $12 million (63.2%) and $7 million (58.3%), respectively, versus the prior-year periods, due primarily to higher premium shipment volume and lower integration and UST acquisition-related costs.

Ste. Michelle’s 2011 wine shipment volume benefited from higher off- and on-premise channel premium volume, partially offset by changes in trade inventories. For the six and three months ended June 30, 2011, Ste. Michelle’s wine shipment volume increased 3.5% and 6.3%, respectively, versus the prior-year periods. Shipments in the second quarter of 2011 also benefited from the timing of the Easter holiday. Ste. Michelle believes that wholesalers depleted inventories in the first half of 2011. In the first half of 2010, wholesalers increased inventory levels, creating a difficult shipment comparison.

During the six and three months ended June 30, 2011, Ste. Michelle’s retail unit volume increased 2.0% and 1.6% respectively, versus the prior-year periods. The total wine industry’s retail unit volume for both the six and three months ended June 30, 2011 increased 3.2% versus the prior-year periods. The total wine industry’s retail unit volume percentage change is based on data from The Nielsen Company (“Nielsen”) and its Nielsen Total Wine Database – U.S. Food, Drug & Liquor, which tracks retail metrics in selected trade classes that sell wine. Wine sales in representative retail outlets in the supermarket, drug and liquor trade classes are included in the data while wine sales in on-premise channels, and the wholesale club, mass merchandiser and convenience trade classes are excluded from the data. It is Nielsen’s standard practice to periodically refresh its syndicated databases, which could restate retail metrics that were previously released.

Financial services segment

Business Environment

In 2003, PMCC ceased making new investments and began focusing exclusively on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. During the six months ended June 30, 2011 and 2010, proceeds from asset management activities totaled $129 million and $72 million, respectively, and gains included in operating companies income totaled $12 million and $30 million, respectively. During the three months ended June 30, 2011 and 2010, proceeds from asset management activities totaled $125 million and $32 million, respectively, and gains included in operating companies income totaled $12 million and $24 million, respectively.

As discussed previously, during the second quarter of 2011, Altria Group, Inc. recorded the PMCC Leverage Lease Charge. Approximately 50% of the charge ($315 million), which does not include potential penalties, represents a reduction in cumulative lease earnings recorded to date that will be recaptured over the remainder of the affected lease terms. The remaining portion of the charge ($312 million) primarily represents a permanent charge for interest on tax underpayments. See Note 8. Finance Assets, net to the condensed consolidated financial statements (“Note 8”), Note 10 and Note 11 for further discussion of matters related to this charge.

PMCC has assessed its allowance for losses for its entire portfolio, and believes that the allowance for losses of $202 million is adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may have to increase its allowance for losses if such conditions worsen. All PMCC lessees were current on their lease payment obligations as of June 30, 2011. For further discussion of finance assets, see Note 8.

Operating Results

The following discussion compares financial services segment results for the six and three months ended June 30, 2011, with the six and three months ended June 30, 2010.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Net revenues	$(438)	$60	$(458)	$34

Operating companies (loss) income	$(442)	$60	$(463)	$39

PMCC’s net revenues for the six and three months ended June 30, 2011 decreased $498 million (100+%) and $492 million (100+%), respectively, from the prior-year periods. Operating companies income decreased $502 million (100+%) for both the six and three months ended June 30, 2011, as compared with the prior-year periods. The decreases were due primarily to the PMCC Leveraged Lease Charge and lower gains on asset sales.

Financial Review

Net Cash Provided by Operating Activities

During the first six months of 2011, net cash provided by operating activities was $479 million compared with $291 million during the first six months of 2010. This increase was due primarily to lower payments related to exit and integration costs and State Settlement Agreements, and the timing of payments related to accrued liabilities, partially offset by a voluntary $200 million contribution made to Altria Group, Inc.’s pension plan during the first quarter of 2011.

Altria Group, Inc. had a working capital deficit at December 31, 2010, which was funded with cash provided by operating activities and its short-term borrowings availability as discussed in the Debt and Liquidity section.

Net Cash Provided by Investing Activities

During the first six months of 2011, net cash provided by investing activities was $90 million compared with $21 million during the first six months of 2010. This increase was due primarily to higher proceeds from finance asset sales in the first six months of 2011.

Net Cash Used in Financing Activities

During the first six months of 2011, net cash used in financing activities was $819 million compared with $1.3 billion during the first six months of 2010. This decrease was due primarily to higher net issuances of debt during the first six months of 2011, partially offset by Altria Group, Inc.’s repurchase of 22.8 million shares of its common stock during the second quarter of 2011 under its previously announced $1.0 billion one-year share repurchase program, and a higher dividend rate in 2011.

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

At June 30, 2011, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook

Moody’s	P-2	Baa1	Stable

Standard & Poor’s	A-2	BBB	Stable

Fitch	F2	BBB+	Stable

Credit Lines – From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At June 30, 2011, Altria Group, Inc. had no short-term borrowings. At June 30, 2010, Altria Group, Inc. had $200 million of short-term borrowings.

For the six and three months ended June 30, 2011 and 2010, Altria Group, Inc.’s average daily short-term borrowings, peak short-term borrowings outstanding and weighted-average interest rate on short-term borrowings were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(dollars in millions)
Average daily short-term borrowings	$137	$301	$273	$594
Peak short-term borrowings outstanding	$865	$1,419	$865	$1,419
Weighted-average interest rate on short-term borrowings	0.40%	0.37%	0.40%	0.37%

Short-term borrowings were repaid with cash provided by operating activities. Peak borrowings for the six and three months ended June 30, 2011 and 2010 were due primarily to payments related to State Settlement Agreements as further discussed in Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation, Tobacco Space – Business Environment and Note 11.

At June 30, 2011, the credit line available to Altria Group, Inc. was $3.0 billion and there were no short-term borrowings. As discussed further below, Altria Group, Inc.’s credit line provides support for its commercial paper program.

On June 30, 2011, Altria Group, Inc. entered into a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires on June 30, 2016. The Credit Agreement replaced Altria Group, Inc.’s $0.6 billion senior unsecured 364-day revolving credit agreement, which was to expire on November 16, 2011 (the “364-Day Agreement”), and Altria Group, Inc.’s $2.4 billion senior unsecured 3-year revolving credit agreement, which was to expire on November 20, 2012 (together with the 364-Day Agreement, the “Terminated Agreements”). The Terminated Agreements were terminated effective June 30, 2011. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage equal to Altria Group, Inc.’s credit default swap spread subject to certain minimum rates and maximum rates based on the higher of the rating of Altria Group, Inc.’s long-term senior unsecured debt from Standard & Poor’s and Moody’s. The applicable minimum and maximum rates based on Altria Group, Inc.’s long-term senior unsecured debt ratings at June 30, 2011 for borrowings under the Credit Agreement are 0.75% and 1.75%, respectively, which are lower than those in the Terminated Agreements. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper program. As in the Terminated Agreements, the Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated EBITDA of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At June 30, 2011, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.9 to 1.0 and 6.4 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense” as defined in the Credit Agreement include certain adjustments. Exhibit 99.3 sets forth the definitions of these terms as they appear in the Credit Agreement.

Any commercial paper issued by Altria Group, Inc. and borrowings under the Credit Agreement are fully and unconditionally guaranteed by PM USA as further discussed in Note 12. Condensed Consolidating Financial Information to the condensed consolidated financial statements (“Note 12”).

Financial Market Environment – Altria Group, Inc. believes it has adequate liquidity and access to financial resources to meet its anticipated obligations and ongoing business needs in the foreseeable future. Altria Group, Inc. continues to monitor the credit quality of its bank group and is not aware of any potential non-performing credit provider in that group. Altria Group, Inc. believes the lenders in its bank group will be willing and able to advance funds in accordance with their legal obligations.

Debt – At June 30, 2011 and December 31, 2010, Altria Group, Inc.’s total debt, all of which is consumer products debt, was $13.7 billion and $12.2 billion, respectively.

As discussed in Note 9. Debt to the condensed consolidated financial statements, on May 5, 2011, Altria Group, Inc. issued $1.5 billion (aggregate principal amount) of 4.75% senior unsecured long-term notes due May 5, 2021, with interest payable semi-annually. The net proceeds from the issuance of these senior unsecured notes were added to Altria Group, Inc.’s general funds and will be used for general corporate purposes.

The obligations of Altria Group, Inc. under the notes are fully and unconditionally guaranteed by PM USA. For further discussion, see Note 12.

Guarantees and Redeemable Noncontrolling Interest – As discussed in Note 11, Altria Group, Inc. had guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at June 30, 2011. In addition, as discussed above and in Note 12, PM USA has issued guarantees related to Altria Group, Inc.’s indebtedness.

Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation – As discussed previously and in Note 11, PM USA has entered into State Settlement Agreements with the states and territories of the United States. PM USA also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA’s obligations under this trust expired on December 15, 2010 (these obligations had been offset by the obligations imposed on PM USA by FETRA, which expires in 2014). USSTC and Middleton are also subject to obligations imposed by FETRA. In addition, in June 2009, PM USA and a subsidiary of USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. The State Settlement Agreements, FETRA, and the FDA user fees call for payments that are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.’s subsidiaries recorded charges to cost of sales of $2.5 billion for each of the six months ended June 30, 2011 and 2010, and $1.3 billion for each of the three months ended June 30, 2011 and 2010.

Based on current agreements, 2010 market share, and historical annual industry volume decline rates, the estimated amounts that Altria Group, Inc.’s subsidiaries may charge to cost of sales for these payments will approximate $5 billion in 2011 and each year thereafter.

The estimated amounts due under the State Settlement Agreements and FETRA charged to cost of sales in each year would generally be paid in the following year. The amounts charged to cost of sales for the FDA user fees are generally paid in the quarter in which the fees are incurred. As previously stated, the payments due under the terms of the State Settlement Agreements, FETRA and FDA user fees are subject to adjustment for several factors, including volume, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. Future payment amounts are estimates, and actual amounts will differ as underlying assumptions differ from actual future results. See Note 11 for a discussion of proceedings that may result in a downward adjustment of amounts paid under State Settlement Agreements for the years 2003 to 2010.

Litigation Escrow Deposits – With respect to certain adverse verdicts currently on appeal, as of June 30, 2011, PM USA has posted various forms of security totaling approximately $47 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheet.

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

Leases – PMCC’s investment in leases is included in the line item finance assets, net, on the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010. At June 30, 2011, PMCC’s net finance receivables of approximately $3.8 billion in leveraged leases, which are included in finance assets, net on Altria Group, Inc.’s condensed consolidated balance sheet, consisted of rents receivable ($12.3 billion) and the residual value of assets under lease ($1.3 billion), reduced by third-party nonrecourse debt ($7.8 billion) and unearned income ($2.0 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. The third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net on Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, at June 30, 2011, also included net finance receivables for direct finance leases ($0.3 billion) and an allowance for losses ($0.2 billion).

See Note 11 for a discussion of the Internal Revenue Service’s (“IRS”) disallowance of certain tax benefits pertaining to several PMCC leveraged lease transactions. See Note 8, Note 10 and Note 11 for a discussion of the PMCC Leveraged Lease Charge.

Equity and Dividends

On January 25, 2011, Altria Group, Inc. granted 2.2 million shares of restricted and deferred stock to eligible employees. Restrictions on these shares lapse in the first quarter of 2014. The market value per share was $24.33 on the date of grant.

During the six months ended June 30, 2011, 2.2 million shares of restricted and deferred stock vested. The total fair value of restricted and deferred stock vested during the six months ended June 30, 2011 was approximately $53 million. The weighted-average grant date fair value per share of these awards was $22.66.

Dividends paid in the first six months of 2011 and 2010 were approximately $1.6 billion and $1.4 billion, respectively, an increase of 10.7%, primarily reflecting a higher dividend rate. Altria Group, Inc. continues to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $1.52 per Altria Group, Inc. common share.

In January 2011, Altria Group, Inc.’s Board of Directors authorized a $1.0 billion one-year share repurchase program. As of June 30, 2011, Altria Group, Inc. had repurchased 22.8 million shares of its common stock at an aggregate cost of approximately $616 million, or an average price of $27.07 per share, under this share repurchase program. Share repurchases under this program depend upon marketplace conditions and other factors.

Altria Group, Inc. does not expect the PMCC Leveraged Lease Charge to impact its dividend payments or its $1.0 billion share repurchase program. Future dividend payments and the share repurchase program remain subject to the discretion of Altria Group, Inc.’s Board of Directors.

Recent Accounting Guidance Not Yet Adopted

See Note 13. Recent Accounting Guidance Not Yet Adopted to the condensed consolidated financial statements for a discussion of recent accounting guidance issued but not yet adopted.

Contingencies

See Note 11 for a discussion of contingencies.

Cautionary Factors That May Affect Future Results

Forward-Looking and Cautionary Statements

We1 may from time to time make written or oral forward-looking statements, including earnings guidance and other statements contained in filings with the SEC, in reports to security holders and in press releases and investor webcasts. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “forecasts,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

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

Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 44 states now limit the dollar amount of bonds or require no bond at all. Tobacco litigation plaintiffs, however, have challenged the constitutionality of Florida’s bond cap statute in several

[1]

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

PM USA, USSTC and other Altria Group, Inc. subsidiaries are subject to regulation, and may become subject to additional regulation, by the FDA, as discussed in detail in Tobacco Space – Business Environment – FSPTCA and FDA Regulation. We cannot predict how the FDA will implement and enforce its statutory authority, including by promulgating additional regulations and pursuing possible investigatory or enforcement actions.

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

IRS Challenges to PMCC Leases.  The IRS has challenged and is expected to further challenge the tax treatment of certain of PMCC’s leveraged leases. As discussed in Note 11, should Altria Group, Inc. not prevail in any one or more of these matters, Altria Group, Inc. will have to accelerate the payment of significant amounts of federal and state income tax and pay associated interest costs and penalties, if imposed. In the second quarter of 2011, Altria Group, Inc. recorded the PMCC Leveraged Lease Charge, which is discussed in Note 8, Note 10 and Note 11. The PMCC Leveraged Lease Charge excludes potential penalties because Altria Group, Inc. believes that it met the applicable standards to avoid any associated penalties at the time it claimed the deductions on its tax returns.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended June 30, 2011, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1-30, 2011	3,596,999	$26.44	3,596,999	$904,897,387
May 1-31, 2011	9,468,681	$27.41	13,046,999	$645,832,562
June 1-30, 2011	9,712,971	$26.97	22,756,999	$383,926,410

For the Quarter Ended June 30, 2011	22,778,651	$27.07

(1)	The total number of shares purchased include: (i) shares purchased under Altria Group, Inc.’s previously announced $1.0 billion one-year share repurchase program (which totaled 3,596,999 shares in April, 9,450,000 shares in May and 9,710,000 shares in June) and (ii) shares tendered to Altria Group, Inc. by employees who vested in restricted and deferred stock, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price (which totaled 18,681 shares in May and 2,971 shares in June).

(2)	In January 2011, Altria Group, Inc.’s Board of Directors authorized a $1.0 billion one-year share repurchase program. Share repurchases under this program depend upon marketplace conditions and other factors. Activity is reported on a trade date basis. The share repurchase program remains subject to the discretion of Altria Group, Inc.’s Board of Directors.

(3)	Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.

Item 6. Exhibits.

4.1	5-Year Revolving Credit Agreement among Altria Group, Inc., the Initial Lenders named therein, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, Barclays Capital, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, The Bank of Nova Scotia and The Royal Bank of Scotland plc, as Syndication Agents and Sovereign Bank, HSBC Bank USA, National Association, Morgan Stanley Senior Funding, Inc., Wells Fargo Bank, National Association and U.S. Bank National Association, as Documentation Agents, dated as of June 30, 2011. Incorporated by reference to Exhibit 10.1 to Altria Group, Inc.’s Current Report on Form 8-K filed on June 30, 2011 (File No. 1-08940).

10.1	Survivor Income Benefit Equalization Plan, effective as of January 1, 1985, as amended.

10.2	Guarantee made by Philip Morris USA Inc., in favor of the lenders party to the 5-Year Revolving Credit Agreement, dated as of June 30, 2011, among Altria Group, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, dated as of June 30, 2011. Incorporated by reference to Exhibit 10.2 to Altria Group, Inc.’s Current Report on Form 8-K filed on June 30, 2011 (File No. 1-08940).

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

99.3	Definitions of Terms Related to Financial Covenants included in Altria Group, Inc.’s 5-Year Revolving Credit Agreement dated as of June 30, 2011.

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

July 28, 2011