Form 10-Q
period 2011-09-30
ALTRIA GROUP, INC.
filed 2011-10-27
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At October 21, 2011, there were 2,056,422,586 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Consumer products
Cash and cash equivalents	$3,043	$2,314

Receivables	194	85

Inventories:
Leaf tobacco	777	960
Other raw materials	182	160
Work in process	243	299
Finished product	423	384

	1,625	1,803

Deferred income taxes	1,187	1,165
Other current assets	526	614

Total current assets	6,575	5,981

Property, plant and equipment, at cost	4,762	5,150
Less accumulated depreciation	2,478	2,770

	2,284	2,380

Goodwill	5,174	5,174
Other intangible assets, net	12,102	12,118
Investment in SABMiller	5,539	5,367
Other assets	1,694	1,851

Total consumer products assets	33,368	32,871

Financial services
Finance assets, net	3,814	4,502
Other assets	19	29

Total financial services assets	3,833	4,531

TOTAL ASSETS	$37,201	$37,402

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share and per share data)

(Unaudited)

	September 30, 2011	December 31, 2010
LIABILITIES
Consumer products
Current portion of long-term debt	$600	$—
Accounts payable	326	529
Accrued liabilities:
Marketing	400	447
Taxes, except income taxes	94	231
Employment costs	178	232
Settlement charges	3,141	3,535
Other	1,202	1,069
Income taxes	192
Dividends payable	846	797

Total current liabilities	6,979	6,840

Long-term debt	13,088	12,194
Deferred income taxes	4,839	4,618
Accrued pension costs	969	1,191
Accrued postretirement health care costs	2,430	2,402
Other liabilities	727	949

Total consumer products liabilities	29,032	28,194

Financial services
Deferred income taxes	3,241	3,880
Other liabilities	473	101

Total financial services liabilities	3,714	3,981

Total liabilities	32,746	32,175

Contingencies (Note 11)

Redeemable noncontrolling interest	34	32

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share
(2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,650	5,751
Earnings reinvested in the business	23,585	23,459
Accumulated other comprehensive losses	(1,461)	(1,484)
Cost of repurchased stock
(749,524,541 shares in 2011 and 717,221,651 shares in 2010)	(24,290)	(23,469)

Total stockholders’ equity attributable to Altria Group, Inc.	4,419	5,192

Noncontrolling interests	2	3

Total stockholders’ equity	4,421	5,195

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,201	$37,402

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
Net revenues	$17,671	$18,436
Cost of sales	5,708	5,819
Excise taxes on products	5,398	5,683

Gross profit	6,565	6,934
Marketing, administration and research costs	1,853	1,983
Changes to Kraft and PMI tax-related receivables	(19)	169
Asset impairment and exit costs	3	31
Amortization of intangibles	16	16

Operating income	4,712	4,735
Interest and other debt expense, net	865	856
Earnings from equity investment in SABMiller	(552)	(437)

Earnings before income taxes	4,399	4,316
Provision for income taxes	1,843	1,329

Net earnings	2,556	2,987
Net earnings attributable to noncontrolling interests	(2)	(1)

Net earnings attributable to Altria Group, Inc.	$2,554	$2,986

Per share data:

Basic earnings per share attributable to Altria Group, Inc.	$1.23	$1.43

Diluted earnings per share attributable to Altria Group, Inc.	$1.23	$1.43

Dividends declared	$1.17	$1.08

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended September 30,
	2011	2010
Net revenues	$6,108	$6,402
Cost of sales	1,883	1,985
Excise taxes on products	1,780	1,941

Gross profit	2,445	2,476
Marketing, administration and research costs	581	691
Changes to Kraft and PMI tax-related receivables	(19)
Asset impairment and exit costs		3
Amortization of intangibles	5	6

Operating income	1,878	1,776
Interest and other debt expense, net	293	279
Earnings from equity investment in SABMiller	(208)	(186)

Earnings before income taxes	1,793	1,683
Provision for income taxes	619	552

Net earnings	1,174	1,131
Net earnings attributable to noncontrolling interests	(1)

Net earnings attributable to Altria Group, Inc.	$1,173	$1,131

Per share data:

Basic earnings per share attributable to Altria Group, Inc.	$0.57	$0.54

Diluted earnings per share attributable to Altria Group, Inc.	$0.57	$0.54

Dividends declared	$0.41	$0.38

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2010 and

the Nine Months Ended September 30, 2011

(in millions of dollars, except per share data)

(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehen- sive Losses	Cost of Repurchased Stock	Compre- hensive Earnings	Non- controlling Interests	Total Stock- holders’ Equity
Balances, December 31, 2009	$935	$5,997	$22,599	$(1,561)	$(23,901)	$—	$3	$4,072

Comprehensive earnings:
Net earnings (1)			3,905			3,905	1	3,906
Other comprehensive earnings, net of income taxes:
Currency translation adjustments				1		1		1
Changes in net loss and prior service cost				35		35		35
Ownership share of SABMiller’s other comprehensive earnings				41		41		41

Total other comprehensive earnings						77	—	77

Total comprehensive earnings (2)						3,982	1	3,983

Exercise of stock options and other stock award activity		(246)			432			186
Cash dividends declared ($1.46 per share)			(3,045)					(3,045)
Other							(1)	(1)

Balances, December 31, 2010	935	5,751	23,459	(1,484)	(23,469)		3	5,195

Comprehensive earnings:
Net earnings (1)			2,554			2,554		2,554
Other comprehensive earnings, net of income taxes:
Currency translation adjustments				(1)		(1)		(1)
Changes in net loss and prior service cost				100		100		100
Ownership share of SABMiller’s other comprehensive losses				(76)		(76)		(76)

Total other comprehensive earnings						23	—	23

Total comprehensive earnings (2)						2,577	—	2,577

Exercise of stock options and other stock award activity		(101)			179			78
Cash dividends declared ($1.17 per share)			(2,428)					(2,428)
Stock repurchased					(1,000)			(1,000)
Other							(1)	(1)

Balances, September 30, 2011	$935	$5,650	$23,585	$(1,461)	$(24,290)		$2	$4,421

(1)

Net earnings attributable to noncontrolling interests for the nine months ended September 30, 2011 and for the year ended December 31, 2010 exclude $2 million and $1 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section in the condensed consolidated balance sheets at September 30, 2011 and December 31, 2010. See Note 11.

(2)

Total comprehensive earnings were $991 million and $1,338 million for the three months ended September 30, 2011 and September 30, 2010, respectively, all of which were comprehensive earnings attributable to Altria Group, Inc. Total comprehensive earnings for the nine months ended September 30, 2010 were $3,178 million, all of which were comprehensive earnings attributable to Altria Group, Inc.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings (loss) - Consumer products	$3,076	$2,941
- Financial services	(520)	46

Net earnings	2,556	2,987

Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	184	208
Deferred income tax provision	190	197
Earnings from equity investment in SABMiller	(552)	(437)
Dividends from SABMiller	264	219
Asset impairment and exit costs, net of cash paid	(28)	(166)
IRS payment related to LILO and SILO transactions		(945)
Cash effects of changes:
Receivables, net	(9)	19
Inventories	178	192
Accounts payable	(106)	6
Income taxes	215	5
Accrued liabilities and other current assets	(208)	(181)
Accrued settlement charges	(394)	(409)
Pension plan contributions	(236)	(23)
Pension provisions and postretirement, net	182	151
Other	145	17
Financial services
Deferred income tax benefit	(639)	(188)
PMCC Leveraged Lease Charge	490
Other	332	70

Net cash provided by operating activities	2,564	1,722

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
Capital expenditures	$(75)	$(116)
Other	1	80
Financial services
Proceeds from finance assets	248	119

Net cash provided by investing activities	174	83

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Consumer products
Long-term debt issued	1,494	1,007
Long-term debt repaid		(775)

Repurchases of common stock	(1,000)
Dividends paid on common stock	(2,379)	(2,165)
Issuances of common stock	29	89
Financing fees and debt issuance costs	(24)	(6)
Other	(129)	(126)

Net cash used in financing activities	(2,009)	(1,976)

Cash and cash equivalents:

Increase (Decrease)	729	(171)

Balance at beginning of period	2,314	1,871

Balance at end of period	$3,043	$1,700

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At September 30, 2011, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; UST LLC (“UST”), which through its direct and indirect wholly-owned subsidiaries including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless products and wine; and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 27.1% economic and voting interest in SABMiller plc (“SABMiller”) at September 30, 2011, which is accounted for under the equity method of accounting. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller, if and when SABMiller pays such dividends on its stock. At September 30, 2011, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

In January 2011, Altria Group, Inc.’s Board of Directors authorized a $1.0 billion one-year share repurchase program. During the third quarter of 2011, Altria Group, Inc. repurchased 14.8 million shares of its common stock at an aggregate cost of approximately $384 million, or an average price of $25.93 per share, under this share repurchase program.

Altria Group, Inc. completed the January 2011 share repurchase program during the third quarter of 2011. Over the course of this program, Altria Group, Inc. repurchased a total of 37.6 million shares of its common stock at an average price of $26.62 per share.

On October 26, 2011, Altria Group, Inc.’s Board of Directors authorized a new $1.0 billion share repurchase program, which Altria Group, Inc. intends to complete by the end of 2012. Share repurchases under this new program depend upon marketplace conditions and other factors, and the program remains subject to the discretion of Altria Group, Inc.’s Board of Directors.

During the third quarter of 2011, Altria Group, Inc.’s Board of Directors approved a 7.9% increase in the quarterly dividend rate to $0.41 per common share versus the previous rate of $0.38 per common share. The current annualized dividend rate is $1.64 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of Altria Group, Inc.’s Board of Directors.

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

Note 2. Asset Impairment, Exit, Implementation and Integration Costs:

For the nine months ended September 30, 2011, total pre-tax asset impairment and exit costs were $3 million, all of which were reported in the cigarettes segment. There were no asset impairment and exit costs incurred during the three months ended September 30, 2011. In addition, total pre-tax integration costs of $3 million and $1 million for the nine and three months ended September 30, 2011, respectively, were reported in the smokeless products segment. There were no implementation costs incurred during the nine months ended September 30, 2011.

Pre-tax asset impairment, exit, implementation and integration costs for the nine and three months ended September 30, 2010 consisted of the following:

	For the Nine Months Ended September 30, 2010
	Asset Impairment and Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$28	$70	$—	$98
Smokeless products	2		13	15
Cigars			1	1
Wine			2	2
General corporate	1			1

Total	$31	$70	$16	$117

	For the Three Months Ended September 30, 2010
	Asset Impairment and Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$3	$21	$—	$24
Smokeless products			2	2
Wine			1	1

Total	$3	$21	$3	$27

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The movement in the severance liability and details of asset impairment and exit costs for Altria Group, Inc. for the nine months ended September 30, 2011 was as follows:

	Severance	Other	Total
	(in millions)
Severance liability balance, December 31, 2010	$26	$—	$26
Charges		3	3
Cash spent	(23)	(9)	(32)
Other		6	6

Severance liability balance, September 30, 2011	$3	$—	$3

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

As a result of this program, which commenced in 2007, PM USA expects to incur total pre-tax charges of approximately $800 million, which consist of employee separation costs of $325 million, accelerated depreciation of $275 million and other charges of $200 million, primarily related to the relocation of employees and equipment, net of estimated gains on sales of land and buildings. Total pre-tax charges incurred for the program through September 30, 2011 of $827 million, which are reflected in the cigarettes segment, do not reflect estimated gains from the future sales of land and buildings.

PM USA recorded pre-tax charges for this program as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Asset impairment and exit costs	$3	$28	$—	$3
Implementation costs		70		21

Total	$3	$98	$—	$24

Pre-tax implementation costs related to this program were primarily related to accelerated depreciation and were included in cost of sales in the condensed consolidated statements of earnings for the nine and three months ended September 30, 2010.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

New Cost Reduction Program

On October 26, 2011, Altria Group, Inc.’s Board of Directors approved a new cost reduction program for its tobacco and service company subsidiaries, reflecting Altria Group, Inc.’s objective to reduce cigarette-related infrastructure ahead of PM USA’s cigarette volume declines. The program is expected to deliver $400 million in annualized cost savings by the end of 2013. Altria Group, Inc. estimates total pre-tax restructuring charges in connection with this new program of approximately $375 million, with approximately $340 million or $0.11 per share to be recorded in the fourth quarter of 2011, and the balance in 2012. The estimated charges, substantially all of which will result in cash expenditures, relate primarily to employee separation costs of approximately $300 million, and other associated costs of approximately $75 million including lease termination and asset impairment. These estimated charges do not reflect the non-cash impact which may result from pension settlement and curtailment accounting.

Note 3. Benefit Plans:

Subsidiaries of Altria Group, Inc. sponsor noncontributory defined benefit pension plans covering substantially all employees of Altria Group, Inc. However, employees hired on or after a date specific to their employee group are not eligible to participate in noncontributory defined benefit pension plans but are instead eligible to participate in a defined contribution plan with enhanced benefits. This transition for new hires occurred from October 1, 2006 to January 1, 2008. In addition, effective January 1, 2010, certain employees of UST and Middleton who were participants in noncontributory defined benefit pension plans ceased to earn additional benefit service under those plans and became eligible to participate in a defined contribution plan with enhanced benefits. Altria Group, Inc. and its subsidiaries also provide health care and other benefits to the majority of retired employees.

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Service cost	$56	$59	$18	$17
Interest cost	263	266	88	88
Expected return on plan assets	(317)	(315)	(106)	(107)
Amortization:
Net loss	129	94	43	28
Prior service cost	10	10	3	4

Net periodic pension cost	$141	$114	$46	$30

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Employer Contributions

Altria Group, Inc. makes contributions to the extent that they are tax deductible, and to pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service (“IRS”) regulations. On January 7, 2011, Altria Group, Inc. made a voluntary $200 million contribution to its pension plans. Additional employer contributions of $36 million were made to Altria Group, Inc.’s pension plans during the nine months ended September 30, 2011. Currently, Altria Group, Inc. anticipates making additional employer contributions to its pension plans during the remainder of 2011 of up to $14 million, based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Service cost	$25	$22	$8	$5
Interest cost	104	102	35	31
Amortization:
Net loss	30	24	11	8
Prior service credit	(16)	(16)	(5)	(9)

Net postretirement health care costs	$143	$132	$49	$35

Note 4. Earnings from Equity Investment in SABMiller:

Pre-tax earnings from Altria Group, Inc.’s equity investment in SABMiller consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Equity earnings	$534	$396	$201	$181
Gains resulting from issuances of common stock by SABMiller	18	41	7	5

	$552	$437	$208	$186

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Net earnings attributable to Altria Group, Inc.	$2,554	$2,986	$1,173	$1,131

Less: Distributed and undistributed earnings attributable to unvested restricted and deferred shares	(10)	(12)	(5)	(5)

Earnings for basic and diluted EPS	$2,544	$2,974	$1,168	$1,126

Weighted-average shares for basic EPS	2,071	2,076	2,054	2,078
Add: Incremental shares from stock options		2		2

Weighted-average shares for diluted EPS	2,071	2,078	2,054	2,080

For the nine and three months ended September 30, 2011 and 2010 computations, there were no antidilutive stock options.

Note 6. Accumulated Other Comprehensive Losses:

The following table sets forth the changes in each component of accumulated other comprehensive losses, net of income taxes, attributable to Altria Group, Inc.:

	Currency Translation Adjustments	Changes in Net Loss and Prior Service Cost	Ownership Share of SABMiller’s Other Comprehensive Earnings (Losses)	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2009	$3	$(1,846)	$282	$(1,561)

Period Change	1	35	41	77

Balances, December 31, 2010	4	(1,811)	323	(1,484)

Period Change	(1)	100	(76)	23

Balances, September 30, 2011	$3	$(1,711)	$247	$(1,461)

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

Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Net revenues:
Cigarettes	$16,065	$16,441	$5,330	$5,729
Smokeless products	1,209	1,160	426	389
Cigars	435	437	169	147
Wine	349	308	132	107
Financial services	(387)	90	51	30

Net revenues	$17,671	$18,436	$6,108	$6,402

Earnings before income taxes:
Operating companies income (loss):
Cigarettes	$4,403	$4,213	$1,520	$1,533
Smokeless products	660	586	245	210
Cigars	124	146	55	43
Wine	54	31	23	12
Financial services	(359)	87	83	27
Amortization of intangibles	(16)	(16)	(5)	(6)
General corporate expenses	(173)	(142)	(62)	(43)
Changes to Kraft and PMI tax-related receivables	19	(169)	19
Corporate exit costs		(1)

Operating income	4,712	4,735	1,878	1,776
Interest and other debt expense, net	(865)	(856)	(293)	(279)
Earnings from equity investment in SABMiller	552	437	208	186

Earnings before income taxes	$4,399	$4,316	$1,793	$1,683

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

PMCC Allowance for Losses: During the third quarter of 2011, PMCC decreased its allowance for losses by $35 million based on management’s assessment of the credit quality of PMCC’s leasing portfolio. See Note 8. Finance Assets, net.

Asset Impairment, Exit, Implementation and Integration Costs - See Note 2. Asset Impairment, Exit, Implementation and Integration Costs for a breakdown of asset impairment, exit, implementation and integration costs by segment.

Note 8. Finance Assets, net:

At September 30, 2011, finance assets, net, of $3,814 million were comprised of investments in finance leases of $3,981 million, reduced by the allowance for losses of $167 million. At December 31, 2010, finance assets, net, of $4,502 million were comprised of investments in finance leases of $4,704 million, reduced by the allowance for losses of $202 million. Finance assets, net, as of September 30, 2011 reflect the impact of the PMCC Leveraged Lease Charge.

During the second quarter of 2011, Altria Group, Inc. recorded the PMCC Leveraged Lease Charge. Approximately 50% of the charge ($315 million), which does not include potential penalties, represents a reduction in cumulative lease earnings recorded to date that will be recaptured over the remainder of the affected lease terms. The remaining portion of the charge ($312 million) primarily represents a permanent charge for interest on tax underpayments. The one-time charge was recorded in Altria Group, Inc.’s condensed consolidated statements of earnings for the nine months ended September 30, 2011 as follows:

	Net Revenues	Provision for Income Taxes	Total
	(in millions)
Reduction to cumulative lease earnings	$490	$(175)	$315
Interest on tax underpayments		312	312

Total	$490	$137	$627

See Note 10. Income Taxes and Note 11. Contingencies for further discussion of matters related to this charge.

PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. During the third quarter of 2011, PMCC determined that its allowance for losses exceeded the amount required based on its assessment of the credit quality of the leasing portfolio including reductions in exposure to below investment grade lessees. As a result, the allowance for losses

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

was reduced by $35 million, which was recorded as income during the third quarter of 2011. PMCC believes that, as of September 30, 2011, the allowance for losses of $167 million is adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may have to increase its allowance for losses if such conditions worsen. All PMCC lessees were current on their lease payment obligations as of September 30, 2011.

The activity in the allowance for losses on finance assets for the nine months ended September 30, 2011 and 2010 was as follows:

	For the Nine Months Ended September 30,
	2011	2010
	(in millions)
Balance at beginning of the year	$202	$266
Amounts written-off		(64)
Decrease to allowance	(35)

Balance at September 30	$167	$202

During the first quarter of 2010, leases with General Motors Corporation (“GM”) were restructured as a result of its bankruptcy reorganization and $64 million was written off against PMCC’s allowance for losses. As of September 30, 2011 and December 31, 2010, PMCC’s investment in finance leases from General Motors LLC, which is the successor to GM’s North American automotive business, was $101 million.

The credit quality of PMCC’s investments in finance leases as assigned by Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”) at September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010
	(in millions)
Credit Rating by Standard & Poor’s/Moody’s:
“AAA/Aaa” to “A-/A3”	$1,699	$2,343
“BBB+/Baa1” to “BBB-/Baa3”	1,140	1,148
“BB+/Ba1” and Lower	1,142	1,213

Total	$3,981	$4,704

Note 9. Debt:

Short-Term Borrowings and Borrowing Arrangements

At September 30, 2011 and December 31, 2010, Altria Group, Inc. had no short-term borrowings. The credit line available to Altria Group, Inc. at September 30, 2011 was $3.0 billion.

On June 30, 2011, Altria Group, Inc. entered into a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires on June 30, 2016. The Credit Agreement replaced Altria Group, Inc.’s $0.6 billion senior unsecured 364-day revolving credit agreement, which was to expire on November 16, 2011 (the “364-Day Agreement”) and Altria Group, Inc.’s $2.4 billion senior unsecured 3-year revolving credit agreement, which was to expire on November 20, 2012 (together with the 364-Day Agreement, the “Terminated Agreements”). The Terminated Agreements were terminated effective

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2011. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage equal to Altria Group, Inc.’s credit default swap spread subject to certain minimum rates and maximum rates based on the higher of the rating of Altria Group, Inc.’s long-term senior unsecured debt from Standard & Poor’s and Moody’s. The applicable minimum and maximum rates based on Altria Group, Inc.’s long-term senior unsecured debt ratings at September 30, 2011 for borrowings under the Credit Agreement are 0.75% and 1.75%, respectively. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. As in the Terminated Agreements, the Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated EBITDA of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At September 30, 2011, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.9 to 1.0 and 6.4 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments.

Any commercial paper issued by Altria Group, Inc. and borrowings under the Credit Agreement are guaranteed by PM USA (see Note 12. Condensed Consolidating Financial Information).

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

The obligations of Altria Group, Inc. under the notes are guaranteed by PM USA (see Note 12. Condensed Consolidating Financial Information).

The aggregate fair value, based substantially on readily available quoted market prices, of Altria Group, Inc.’s total debt at September 30, 2011, was $17.2 billion, as compared with its carrying value of $13.7 billion. The aggregate fair value, based substantially on readily available quoted market prices, of Altria Group, Inc.’s total debt at December 31, 2010, was $15.5 billion, as compared with its carrying value of $12.2 billion.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Income Taxes:

The income tax rate of 41.9% for the nine months ended September 30, 2011 increased 11.1 percentage points from 30.8% for the nine months ended September 30, 2010. The increase in the income tax rate was due in part to a $312 million charge that primarily represents a permanent charge for interest on tax underpayments, associated with the previously discussed PMCC Leveraged Lease Charge which was recorded during the second quarter of 2011 (see Note 8. Finance Assets, net and Note 11. Contingencies for further discussion of matters related to this charge). The increase in the income tax rate was also attributable in part to the reversal of tax reserves and associated interest in 2010 following the resolution of various tax matters arising out of the 2000-2003 IRS audit as discussed below, partially offset by the reversal of tax accruals no longer required in 2011. The income tax rate of 34.5% for the three months ended September 30, 2011 increased 1.7 percentage points from 32.8% for the three months ended September 30, 2010 due primarily to the expiration of statutes of limitations in 2010, partially offset by the reversal of tax accruals no longer required in 2011. In addition, the income tax rate for the nine and three months ended September 30, 2011 was further impacted by $19 million of additional tax provision and associated interest related to various tax matters for Altria Group, Inc.’s former subsidiary Kraft Foods Inc. (“Kraft”).

As discussed in Note 11. Contingencies, Altria Group, Inc. and the IRS executed a closing agreement during the second quarter of 2010 in connection with the IRS’s examination of Altria Group, Inc.’s consolidated federal income tax returns for the years 2000-2003, which resolved various tax matters for Altria Group, Inc. and its subsidiaries, including its former subsidiaries - Kraft and Philip Morris International Inc. (“PMI”). As a result of the closing agreement, Altria Group, Inc. paid the IRS approximately $945 million of tax and associated interest during the third quarter of 2010 with respect to certain PMCC leveraged lease transactions entered into during the 1996-2003 years. During the first quarter of 2011, Altria Group, Inc. filed claims for a refund of the approximately $945 million paid to the IRS. The IRS disallowed the claims during the third quarter of 2011.

In addition, as a result of this closing agreement, in the second quarter of 2010, Altria Group, Inc. recorded (i) a $47 million income tax benefit primarily attributable to the reversal of tax reserves and associated interest related to Altria Group, Inc. and its current subsidiaries; and (ii) an income tax benefit of $169 million attributable to the reversal of federal income tax reserves and associated interest related to the resolution of certain Kraft and PMI tax matters.

Under the Tax Sharing agreements entered into in connection with the spin-offs between Altria Group, Inc. and its former subsidiaries, Kraft and PMI are responsible for their respective pre-spin-off tax obligations. Altria Group, Inc., however, remains severally liable for Kraft’s and PMI’s pre-spin-off federal tax obligations pursuant to regulations governing federal consolidated income tax returns. As a result, Altria Group, Inc. continues to include the pre-spin-off federal income tax reserves of Kraft and PMI in its liability for uncertain tax positions, and also includes corresponding receivables from Kraft and PMI in its assets. The additional 2011 tax provision of $19 million was offset by an increase to the corresponding receivable from Kraft, which was recorded as an increase to operating income on Altria Group, Inc.’s condensed consolidated statements of earnings for the nine and three months ended September 30, 2011. The 2010 tax benefit of $169 million was offset by a reduction to the corresponding receivables from Kraft and PMI, which was recorded as a reduction to operating income on Altria Group, Inc.’s condensed consolidated statement of earnings for the nine months ended September 30, 2010. There was no impact on Altria Group, Inc.’s net earnings associated with the Kraft and PMI tax matters discussed above.

Altria Group, Inc. is subject to income taxation in many jurisdictions. Uncertain tax positions reflect the difference between tax positions taken or expected to be taken on income tax returns and the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, since such timing is not entirely within the control of Altria Group, Inc. During the next twelve months, management believes that it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $248 million, the majority of which includes uncertain tax positions related to Kraft and PMI, for which Altria Group, Inc. is indemnified.

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

Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related and other litigation are or can be significant and, in certain cases, range in the billions of dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. In certain cases, plaintiffs claim that defendants' liability is joint and several. In such cases, Altria Group, Inc. or its subsidiaries may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, Altria Group, Inc. or its subsidiaries under certain circumstances may have to pay more than their proportionate share of any bonding- or judgment-related amounts.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of October 24, 2011, October 25, 2010 and October 26, 2009.

Type of Case	Number of Cases Pending as of October 24, 2011	Number of Cases Pending as of October 25, 2010	Number of Cases Pending as of October 26, 2009
Individual Smoking and Health Cases (1)	79	85	93
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	7	9	8
Health Care Cost Recovery Actions	2	3	3
“Lights/Ultra Lights” Class Actions	18	29	33
Tobacco Price Cases	1	1	2

(1)	Does not include 2,585 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Certain Broin plaintiffs have filed a motion seeking approximately $50 million in sanctions for alleged interference by R.J. Reynolds Tobacco Company (“R.J. Reynolds”) and PM USA with Lorillard, Inc.’s acceptance of offers of settlement in the Broin progeny cases. In May 2011, the trial court denied this motion. Plaintiffs have appealed.

Also, does not include approximately 6,572 individual smoking and health cases (3,322 state court cases and 3,250 federal court cases) brought by or on behalf of approximately 8,152 plaintiffs in Florida (4,901 state court plaintiffs and 3,251 federal court plaintiffs) following the decertification of the Engle case discussed below. It is possible that some of these cases are duplicates and that additional cases have been filed but not yet recorded on the courts’ dockets.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)	Includes as one case the 613 civil actions (of which 352 are actions against PM USA) that are proposed to be tried in a single proceeding in West Virginia (In re: Tobacco Litigation). The West Virginia Supreme Court of Appeals has ruled that the United States Constitution does not preclude a trial in two phases in this case. Under the current trial plan, issues related to defendants’ conduct and plaintiffs’ entitlement to punitive damages would be determined in the first phase. The second phase would consist of individual trials to determine liability, if any, as well as compensatory and punitive damages, if any. Trial in the case began on October 19, 2011.

International Tobacco-Related Cases

As of October 24, 2011, PM USA is a named defendant in Israel in one “Lights” class action and one health care cost recovery action. PM USA is a named defendant in four health care cost recovery actions in Canada, three of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in six smoking and health class actions filed in various Canadian provinces. See Guarantees for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Pending and Upcoming Tobacco-Related Trials

As of October 24, 2011, one Engle progeny case and no individual smoking and health cases against PM USA are set for trial for the remainder of 2011. Cases against other companies in the tobacco industry are also scheduled for trial in 2011. Trial dates are subject to change.

Trial Results

Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 50 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 33 of the 50 cases. These 33 cases were tried in California (5), Florida (9), Louisiana (1), Massachusetts (1), Mississippi (1), Missouri (3), New Hampshire (1), New Jersey (1), New York (4), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (1). A motion for a new trial was granted in one of the cases in Florida.

Of the 17 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, twelve have reached final resolution and one case (Williams – see Non-Engle Progeny Trial Results below) has reached partial resolution. A verdict against defendants in one health care cost recovery case (Blue Cross/Blue Shield) was reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006. In December 2008, the plaintiff in Price filed a motion with the state trial court to vacate the judgment dismissing this case in light of the United States Supreme Court’s decision in Good (see below for a discussion of developments in Good and Price).

As of October 24, 2011, twenty-six Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision. Thirteen verdicts were returned in favor of plaintiffs and thirteen verdicts were returned in favor of PM USA. See Smoking and Health Litigation – Engle Progeny Trial Results below for a discussion of these verdicts.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

After exhausting all appeals in those cases resulting in adverse verdicts (Engle progeny and non-Engle progeny), PM USA has paid judgments (and related costs and fees) totaling approximately $177.1 million and interest totaling approximately $80.0 million.

Security for Judgments

To obtain stays of judgments pending current appeals, as of September 30, 2011, PM USA has posted various forms of security totaling approximately $49 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheets.

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

Non-Engle Progeny Trial Results

Summarized below are the non-Engle progeny smoking and health cases that were pending during 2011 in which verdicts were returned in favor of plaintiffs. A chart listing the verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation – Engle Progeny Trial Results below.

D. Boeken: On August 9, 2011, a California jury returned a verdict in favor of plaintiff, awarding $12.8 million in compensatory damages against PM USA. PM USA’s motions for judgment notwithstanding the verdict and for a new trial were denied on October 13, 2011. PM USA has filed a notice of appeal.

Bullock: In October 2002, a California jury awarded against PM USA $850,000 in compensatory damages and $28 billion in punitive damages. In December 2002, the trial court reduced the punitive damages award to $28 million. In April 2006, the California Court of Appeal affirmed the $28 million punitive damages award. In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction of the punitive damages award and granted PM USA’s petition for review challenging the punitive damages award. In May 2007, the California Supreme Court transferred the case to the Second District of the California Court of Appeal with directions that the court vacate its 2006 decision and reconsider the case in light of the United States Supreme Court’s decision in the Williams case discussed below. In January 2008, the California Court of Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. In March 2008, plaintiffs and PM USA appealed to the California Supreme Court. In April 2008, the California Supreme Court denied both petitions for review. In July 2008, $43.3 million of escrow funds were returned to PM USA. The case was remanded to the superior court for a new trial on the amount of

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

punitive damages, if any. In August 2009, the jury returned a verdict, and in December 2009, the superior court entered a judgment, awarding plaintiff $13.8 million in punitive damages, plus costs. In December 2009, PM USA filed a motion for judgment notwithstanding the verdict that seeks a reduction of the punitive damages award, which motion was denied in January 2010. PM USA noticed an appeal in February 2010 and posted an appeal bond of approximately $14.7 million. On August 17, 2011, the California Court of Appeal affirmed the final judgment entered in favor of the plaintiffs. PM USA has filed a petition for review with the California Supreme Court. As of September 30, 2011, PM USA has recorded a provision of approximately $1.8 million for compensatory damages, costs and interest.

Schwarz: In March 2002, an Oregon jury awarded against PM USA $168,500 in compensatory damages and $150 million in punitive damages. In May 2002, the trial court reduced the punitive damages award to $100 million. In October 2002, PM USA posted an appeal bond of approximately $58.3 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the court of appeals’ decision reversing and remanding the case for a new trial on punitive damages. In June 2010, the Oregon Supreme Court affirmed the court of appeals’ decision and remanded the case to the trial court for a new trial limited to the question of punitive damages. In December 2010, the Oregon Supreme Court reaffirmed its earlier ruling and awarded PM USA approximately $500,000 in costs. In January 2011, the trial court issued an order releasing PM USA’s appeal bond. In March 2011, PM USA filed a claim against the plaintiff for its costs and disbursements on appeal, plus interest. Trial on the question of punitive damages has been set for January 30, 2012.

Williams: In March of 1999, an Oregon jury awarded against PM USA $800,000 in compensatory damages (capped statutorily at $500,000), $21,500 in medical expenses, and $79.5 million in punitive damages. The trial court reduced the punitive damages award to approximately $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In February 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. The United States Supreme Court granted PM USA’s petition for writ of certiorari in May 2006. In February 2007, the United States Supreme Court vacated the $79.5 million punitive damages award and remanded the case to the Oregon Supreme Court for further proceedings consistent with its decision. In January 2008, the Oregon Supreme Court affirmed the Oregon Court of Appeals’ June 2004 decision, which in turn, upheld the jury’s compensatory damages award and reinstated the jury’s award of $79.5 million in punitive damages. After the United States Supreme Court declined to issue a writ of certiorari, PM USA paid $61.1 million to the plaintiff, representing the compensatory damages award, forty percent of the punitive damages award and accrued interest. Although Oregon state law requires that sixty percent of any punitive damages award be paid to the state, PM USA believes that, as a result of the Master Settlement Agreement (“MSA”), it is not liable for the sixty percent that would be paid to the state. Oregon and PM USA are parties to a proceeding in Oregon state court that seeks a determination of PM USA’s liability for that sixty percent. If PM USA prevails, its obligation to pay punitive damages will be limited to the forty percent previously paid to the plaintiff. The court has consolidated that MSA proceeding with Williams, where plaintiff is challenging the constitutionality of the Oregon statute apportioning the punitive damages award and claiming that any punitive damages award released by the state reverts to plaintiff. In February 2010, the trial court ruled that the state is not entitled to collect its sixty percent share of the punitive damages award. In June 2010, after hearing argument, the trial court held that, under the Oregon statute, PM USA is not required to pay the sixty percent share to plaintiff. In October 2010, the trial court rejected plaintiff's argument that the Oregon statute regarding allocation of

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

punitive damages is unconstitutional. The combined effect of these rulings is that PM USA would not be required to pay the state's sixty percent share of the punitive damages award. Both the plaintiff in Williams and the state appealed these rulings to the Oregon Court of Appeals. In December 2010, on its own motion, the Oregon Court of Appeals certified the appeals to the Oregon Supreme Court, and the Oregon Supreme Court accepted certification. Argument on the merits of the appeals was heard on September 19, 2011.

See Scott Class Action below for a discussion of the verdict and post-trial developments in the Scott class action and Federal Government Lawsuit below for a discussion of the verdict and post-trial developments in the United States of America healthcare cost recovery case.

Engle Class Action

In July 2000, in the second phase of the Engle smoking and health class action in Florida, a jury returned a verdict assessing punitive damages totaling approximately $145 billion against various defendants, including $74 billion against PM USA. Following entry of judgment, PM USA appealed.

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

In July 2006, the Florida Supreme Court ordered that the punitive damages award be vacated, that the class approved by the trial court be decertified, and that members of the decertified class could file individual actions against defendants within one year of issuance of the mandate. The court further declared the following Phase I findings are entitled to res judicata effect in such individual actions brought within one year of the issuance of the mandate: (i) that smoking causes various diseases; (ii) that nicotine in cigarettes is addictive; (iii) that defendants’ cigarettes were defective and unreasonably dangerous; (iv) that defendants concealed or omitted material information not otherwise known or available knowing that the material was false or misleading or failed to disclose a material fact concerning the health effects or addictive nature of smoking; (v) that defendants agreed to misrepresent information regarding the health effects or addictive nature of cigarettes with the intention of causing the public to rely on this information to their detriment; (vi) that defendants agreed to conceal or omit information regarding the health effects of cigarettes or their addictive nature with the intention that smokers would rely on the information to their detriment; (vii) that all defendants sold or supplied cigarettes that were defective; and (viii) that defendants were negligent. The court also reinstated compensatory damages awards totaling approximately $6.9 million to two individual plaintiffs and found that a third plaintiff’s claim was barred by the statute of limitations. In February 2008, PM USA paid approximately $3 million, representing its share of compensatory damages and interest, to the two individual plaintiffs identified in the Florida Supreme Court’s order.

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

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s decision, expired in January 2008. As of October 24, 2011, approximately 6,572 cases (3,322 state court cases and 3,250 federal court cases) were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 8,152 plaintiffs (4,901 state court plaintiffs and 3,251 federal court plaintiffs). It is possible that some of these cases are duplicates. Some of these cases have been removed from various Florida state courts to the federal district courts in Florida, while others were filed in federal court.

Federal Engle Progeny Cases

Three federal district courts (in the Merlob, B. Brown and Burr cases) ruled that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings (B. Brown and Burr) were certified by the trial court for interlocutory review. The certification in both cases was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated. In February 2009, the appeal in Burr was dismissed for lack of prosecution. In July 2010, the Eleventh Circuit ruled in B. Brown that, as a matter of Florida law, plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. The Eleventh Circuit did not reach the issue of whether the use of the Engle findings violates the defendants’ due process rights. Rather, plaintiffs may only use the findings to establish those specific facts, if any, that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made. In the Burr case, PM USA

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

filed a motion seeking a ruling from the district court regarding the preclusive effect of the Engle findings pursuant to the Eleventh Circuit’s decision in B. Brown. In May 2011, the district court denied that motion without prejudice on procedural grounds.

In the Waggoner case in the United States District Court for the Middle District of Florida (Jacksonville), PM USA and R.J. Reynolds, the other defendant in this case, have filed a motion asking the federal court to rule that application of the Engle findings consistent with Martin or J. Brown would violate defendants’ due process rights. There has been no federal appellate review of the federal due process issues raised by the use of findings from the original Engle trial in Engle progeny cases.

Engle progeny cases pending in the federal district courts in the Middle District of Florida asserting individual claims by or on behalf of approximately 3,200 plaintiffs remain stayed. There are currently 11 active cases pending in federal court. Discovery is proceeding in these cases and the first trial is set to begin in February 2012.

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

Trial court rulings have been rendered in Clay, Alexander, Townsend and Hall rejecting the plaintiffs’ bond cap statute challenges in those cases. The plaintiffs have appealed these rulings. In Alexander, Clay and Hall, the District Court of Appeal for the First District of Florida affirmed the trial court decisions and certified the decision in Hall for appeal to the Florida Supreme Court, but declined to certify the question of the constitutionality of the bond cap statute in Clay and Alexander. The parties are awaiting a decision by the Florida Supreme Court as to whether it will grant review of the Hall decision.

Engle Progeny Trial Results

As of October 24, 2011, twenty-six Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Thirteen verdicts (see Hess, Barbanell, F. Campbell, Naugle, Douglas, R. Cohen, Putney, Tate, Piendle, Hatziyannakis, Huish, Tullo and Allen descriptions in the table below) were returned in favor of plaintiffs and thirteen verdicts were returned in favor of PM USA (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Frazier, C. Campbell, Rohr, Espinosa, Oliva, Weingart Junious and Szymanski). The jury in the Weingart case returned a verdict against PM USA awarding no damages. On September 16, 2011, the trial court granted an additur. For a further discussion of this case, see the verdict chart below. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of October 24, 2011.

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

Date	Plaintiff	Verdict	Post-Trial Developments

July 2011	Weingart	A Palm Beach County jury returned a verdict in the amount of zero damages and allocated 3% of the fault to each of the defendants (PM USA, R.J. Reynolds and Lorillard Tobacco Company).	On September 16, 2011, the trial court granted plaintiff’s motion for additur or a new trial, concluding that an additur of $150,000 is required for plaintiff’s pain and suffering. Since PM USA was allocated 3% of the fault, its portion of the damages would be $4,500. On October 17, 2011, PM USA filed its notice of appeal.

April 2011	Allen	A Duval County jury returned a verdict in favor of plaintiffs and against PM USA and R.J. Reynolds. The jury awarded a total of $6 million in compensatory damages and allocated 15% of the fault to PM USA (an amount of $900,000). The jury also awarded $17 million in punitive damages against each of the defendants.	In May 2011, the defendants filed various post-trial motions, and the trial court entered final judgment. Argument was heard in June 2011. On October 11, 2011, the trial court awarded the defendants’ motion for remittitur, reducing the punitive damages award against PM USA to $2.7 million, and denied defendants’ remaining post-trial motions.

April 2011	Tullo	A Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA, Lorillard Tobacco Company and Liggett Group. The jury awarded a total of $4.5 million in compensatory damages and allocated 45% of the fault to PM USA (an amount of $2,025,000).	In April 2011, the trial court entered final judgment. In July 2011, PM USA filed its notice of appeal and posted a $2 million bond.

February 2011	Huish	An Alachua County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded $750,000 in compensatory damages and allocated 25% of the fault to PM USA (an amount of $187,500). The jury also awarded $1.5 million in punitive damages against PM USA.	In March 2011, the trial court entered final judgment. PM USA filed post-trial motions, which were denied in April 2011. In May 2011, PM USA filed its notice of appeal and posted a $1.7 million appeal bond.

February 2011	Hatziyannakis	A Broward County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded approximately $270,000 in	In April 2011, the trial court denied PM USA’s post-trial motions for a new trial and to set aside the verdict. In June 2011,

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Plaintiff	Verdict	Post-Trial Developments

		compensatory damages and allocated 32% of the fault to PM USA (an amount of approximately $86,000).	PM USA filed its notice of appeal and posted an $86,000 appeal bond.

August 2010	Piendle	A Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $4 million in compensatory damages and allocated 27.5% of the fault to PM USA (an amount of approximately $1.1 million). The jury also awarded $90,000 in punitive damages against PM USA.	In September 2010, the trial court entered final judgment. In January 2011, the trial court denied the parties’ post-trial motions. PM USA filed its notice of appeal and posted a $1.2 million appeal bond.

July 2010	Tate	A Broward County jury in the Tate trial returned a verdict in favor of the plaintiff and against PM USA. The jury awarded $8 million in compensatory damages and allocated 64% of the fault to PM USA (an amount of approximately $5.1 million). The jury also awarded approximately $16.2 million in punitive damages against PM USA.	In August 2010, the trial court entered final judgment, and PM USA filed its notice of appeal and posted a $5 million appeal bond.

April 2010	Putney	A Broward County jury in the Putney trial returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded approximately $15.1 million in compensatory damages and allocated 15% of the fault to PM USA (an amount of approximately $2.3 million). The jury also awarded $2.5 million in punitive damages against PM USA.	In August 2010, the trial court entered final judgment. PM USA filed its notice of appeal and posted a $1.6 million appeal bond.

March 2010	R. Cohen	A Broward County jury in the R. Cohen trial returned a verdict in favor of the plaintiff and against PM USA and R.J. Reynolds. The jury awarded $10 million in compensatory damages and allocated 33 1/3% of the fault to PM USA (an amount of approximately	In July 2010, the trial court entered final judgment and, in August 2010, PM USA filed its notice of appeal. In October 2010, PM USA posted a $2.5 million appeal bond.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Plaintiff	Verdict	Post-Trial Developments

$3.3 million). The jury also awarded a total of $20 million in punitive damages, assessing separate $10 million awards against each defendant.

March 2010	Douglas	The jury in the Douglas trial (conducted in Hillsborough County) returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded $5 million in compensatory damages. Punitive damages were dismissed prior to trial. The jury allocated 18% of the fault to PM USA, resulting in an award of $900,000.	In June 2010, PM USA filed its notice of appeal and posted a $900,000 appeal bond. In September 2010, the plaintiff filed with the trial court a challenge to the constitutionality of the Florida bond cap statute but withdrew the challenge on August 17, 2011. Argument on the merits of the appeal was heard on October 4, 2011.

November 2009	Naugle	A Broward County jury in the Naugle trial returned a verdict in favor of the plaintiff and against PM USA. The jury awarded approximately $56.6 million in compensatory damages and $244 million in punitive damages. The jury allocated 90% of the fault to PM USA.	In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages. In April 2010, PM USA filed its notice of appeal and posted a $5 million appeal bond. In August 2010, upon the motion of PM USA, the trial court entered an amended final judgment of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages to correct a clerical error. The case remains on appeal.

August 2009	F. Campbell	The jury in the F. Campbell trial (conducted in Escambia County) returned a verdict in favor of the plaintiff and against R.J. Reynolds, PM USA and Liggett Group. The jury awarded $7.8 million in compensatory damages. In September 2009, the trial court entered final judgment and awarded the plaintiff $156,000 in damages against PM USA due to the jury allocating only 2% of the fault to	In January 2010, defendants filed their notice of appeal, and PM USA posted a $156,000 appeal bond. In March 2011, the Florida First District Court of Appeal affirmed per curiam (with citation) the trial court’s decision without issuing an opinion. PM USA’s motion to certify the Court of Appeal’s decision to the Florida Supreme Court as a matter of public importance was denied in May 2011. In

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Plaintiff	Verdict	Post-Trial Developments

		PM USA.	June 2011, PM USA filed a petition for discretionary review with the Florida Supreme Court. In July 2011, the Florida Supreme Court declined to hear PM USA’s petition. On October 7, 2011, defendants were granted until December 16, 2011 to file a petition for a writ of certiorari with the United States Supreme Court. As of September 30, 2011, PM USA has recorded a provision of approximately $237,000 for compensatory damages, costs and interest.

August 2009	Barbanell	A Broward County jury in the Barbanell trial returned a verdict in favor of the plaintiff, awarding $5.3 million in compensatory damages. The judge had previously dismissed the punitive damages claim. In September 2009, the trial court entered final judgment and awarded plaintiff $1.95 million in actual damages. The judgment reduced the jury’s $5.3 million award of compensatory damages due to the jury allocating 36.5% of the fault to PM USA.	A notice of appeal was filed by PM USA in September 2009, and PM USA posted a $1.95 million appeal bond. Argument on the merits of the appeal was heard on September 7, 2011.

February 2009	Hess	A Broward County jury in the Hess trial found in favor of plaintiffs and against PM USA. The jury awarded $3 million in compensatory damages and $5 million in punitive damages. In June 2009, the trial court entered final judgment and awarded plaintiffs $1,260,000 in actual damages and $5 million in punitive damages. The judgment reduced the jury’s $3 million award of compensatory damages due to the jury allocating 42% of the fault to PM USA.	PM USA noticed an appeal to the Fourth District Court of Appeal in July 2009. Argument was heard in March 2011.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Appeals of Engle Progeny Verdicts

Plaintiffs in various Engle progeny cases have appealed adverse rulings or verdicts, and in some cases, PM USA has cross-appealed. PM USA’s appeals of adverse verdicts are discussed in the chart above.

Since the remand of B. Brown, the Eleventh Circuit’s ruling on Florida state law is currently superseded by two state appellate rulings in Martin, an Engle progeny case against R.J. Reynolds in Escambia County and J. Brown, an Engle progeny case against R.J. Reynolds in Broward County. In Martin, the Florida First District Court of Appeal rejected the B. Brown ruling as a matter of state law and upheld the use of the Engle findings to relax plaintiffs’ burden of proof. R.J. Reynolds had sought Florida Supreme Court review in that case but, in July 2011, the Florida Supreme Court declined to hear the appeal. In J. Brown, the Florida Fourth District Court of Appeal also rejected the B. Brown ruling as a matter of state law and upheld the use of the Engle findings to relax plaintiffs’ burden of proof. However, the Fourth District expressly disagreed with the First District’s Martin decision by ruling that Engle progeny plaintiffs must prove legal causation on their claims. In addition, the J. Brown court expressed concerns that using the Engle findings to reduce plaintiffs’ burden may violate defendants’ due process rights. R.J. Reynolds filed a motion in September 2011 asking the Fourth District to certify J. Brown to the Florida Supreme Court for review, which was denied on October 21, 2011.

As noted above in Federal Engle Progeny Cases, there has been no federal appellate review of the federal due process issues raised by the use of findings from the original Engle trial in Engle progeny cases.

Because of the substantial period of time required for the federal and state appellate processes, it is possible that PM USA may have to pay certain outstanding judgments in the Engle progeny cases before the final adjudication of these issues by the Florida Supreme Court or the United States Supreme Court.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Scott Class Action

In July 2003, following the first phase of the trial in the Scott class action, in which plaintiffs sought creation of a fund to pay for medical monitoring and smoking cessation programs, a Louisiana jury returned a verdict in favor of defendants, including PM USA, in connection with plaintiffs’ medical monitoring claims, but also found that plaintiffs could benefit from smoking cessation assistance. The jury also found that cigarettes as designed are not defective but that the defendants failed to disclose all they knew about smoking and diseases and marketed their products to minors. In May 2004, in the second phase of the trial, the jury awarded plaintiffs approximately $590 million against all defendants jointly and severally, to fund a 10-year smoking cessation program. Defendants appealed.

In April 2010, the Louisiana Fourth Circuit Court of Appeal issued a decision that affirmed in part prior decisions ordering the defendants to fund a statewide 10-year smoking cessation program. After conducting its own independent review of the record, the Court of Appeal made its own factual findings with respect to liability and the amount owed, lowering the amount of the judgment to approximately $241 million, plus interest commencing July 21, 2008, the date of entry of the amended judgment. In addition, the Court of Appeal declined plaintiffs’ cross appeal requests for a medical monitoring program and reinstatement of other components of the smoking cessation program. The Court of Appeal specifically reserved to the defendants the right to assert claims to any unspent or unused surplus funds at the termination of the smoking cessation program. In June 2010, defendants and plaintiffs filed separate writ of certiorari applications with the Louisiana Supreme Court. The Louisiana Supreme Court denied both sides’ applications. In September 2010, upon defendants’ application, the United States Supreme Court granted a stay of the judgment pending the defendants’ filing and the Court’s disposition of the defendants’ petition for a writ of certiorari. In June 2011, the United States Supreme Court denied the defendants’ petition.

On August 1, 2011, PM USA paid its share of the judgment in an amount of approximately $70 million. The defendants’ payments have been deposited into a court-supervised fund that is intended to pay for smoking cessation programs. Plaintiffs’ counsel has advised that they will ask the court to award them attorneys’ fees and costs.

Other Medical Monitoring Class Actions

In addition to the Scott class action discussed above, two purported medical monitoring class actions are pending against PM USA. These two cases were brought in New York (Caronia, filed in January 2006 in the United States District Court for the Eastern District of New York) and Massachusetts (Donovan, filed in December 2006 in the United States District Court for the District of Massachusetts) on behalf of each state’s respective residents who: are age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT Scanning in order to identify and diagnose lung cancer. Plaintiffs in these cases do not seek punitive damages. A case brought in California (Xavier) was dismissed in July 2011, and a case brought in Florida (Gargano) was voluntarily dismissed with prejudice on August 10, 2011.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

claims. In January 2011, the district court granted PM USA’s motion, dismissed plaintiffs’ claims and declared plaintiffs’ motion for class certification moot in light of the dismissal of the case. The plaintiffs have appealed that decision to the United States Court of Appeals for the Second Circuit.

In Donovan, the Supreme Judicial Court of Massachusetts, in answering questions certified to it by the district court, held in October 2009 that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The court also ruled that whether or not the case is barred by the applicable statute of limitations is a factual issue to be determined by the trial court. The case was remanded to federal court for further proceedings. In June 2010, the district court granted in part the plaintiffs’ motion for class certification, certifying the class as to plaintiffs’ claims for breach of implied warranty and violation of the Massachusetts Consumer Protection Act, but denying certification as to plaintiffs’ negligence claim. In July 2010, PM USA petitioned the United States Court of Appeals for the First Circuit for appellate review of the class certification decision. The petition was denied in September 2010. As a remedy, plaintiffs have proposed a 28-year medical monitoring program with an approximate cost of $190 million. In April 2011, plaintiffs moved to amend their class certification to extend the cut-off date for individuals to satisfy the class membership criteria from December 14, 2006 to August 1, 2011. The district court granted this motion in May 2011. Trial has been postponed. In June 2011, plaintiffs filed various motions for summary judgment and to strike affirmative defenses.

Evolving medical standards and practices could have an impact on the defense of medical monitoring claims. For example, the first publication of the findings of the National Cancer Institute’s National Lung Screening Trial (NLST) in June 2011 reported a 20% reduction in lung cancer deaths among certain long term smokers receiving Low Dose CT Scanning for lung cancer. Since then, various public health organizations have begun to develop new lung cancer screening guidelines. Also, a number of hospitals have advertised the availability of screening programs.

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

Individuals and associations have also sued in purported class actions or as private attorneys general under the Medicare as Secondary Payer (“MSP”) provisions of the Social Security Act to recover from defendants Medicare expenditures allegedly incurred for the treatment of smoking-related diseases. Cases were brought in New York (2), Florida (2) and Massachusetts (1). All were dismissed by federal courts.

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA and Altria Group, Inc., in Israel (1), the Marshall Islands (dismissed), and Canada (4), and other entities have stated that they are considering filing such actions. In the case in Israel, in July 2011, the Israel Supreme Court reversed the trial court’s decision denying defendants’ motion to dismiss and dismissed the case. On August 28, 2011, plaintiff filed a motion for rehearing with the Israel Supreme Court.

In September 2005, in the first of the four health care cost recovery cases filed in Canada, the Canadian Supreme Court ruled that legislation passed in British Columbia permitting the lawsuit is constitutional, and, as a result, the case, which had previously been dismissed by the trial court, was permitted to proceed. PM USA’s and other defendants’ challenge to the British Columbia court’s exercise of jurisdiction was rejected by the Court of Appeals of British Columbia and, in April 2007, the Supreme Court of Canada denied review of that decision. In December 2009, the Court of Appeals of British Columbia ruled that certain defendants can proceed against the Federal Government of Canada as third parties on the theory that the Federal Government of Canada negligently misrepresented to defendants the efficacy of a low tar tobacco variety that the Federal Government of Canada developed and licensed to defendants. In May 2010, the Supreme Court of Canada granted leave to the Federal Government of Canada to appeal this decision and leave to defendants to cross-appeal the Court of Appeals’ decision to dismiss claims against the Federal Government of Canada based on other theories of liability. On July 29, 2011, the Supreme Court of Canada dismissed the third-party claims against the Federal Government of Canada.

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

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make substantial annual payments of approximately $9.4 billion each year, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended September 30, 2011 and September 30, 2010, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was approximately $1.2 billion and $1.3 billion, respectively. For the nine months ended September 30, 2011 and September 30, 2010, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and FETRA was approximately $3.6 billion and $3.7 billion, respectively.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other MSA-Related Litigation

PM USA was named as a defendant in an action (Vibo) brought in October 2008 in federal court in Kentucky by an MSA participating manufacturer that is not an OPM. Other defendants include various other participating manufacturers and the Attorneys General of all 52 states and territories that are parties to the MSA. The plaintiff alleged that certain of the MSA’s payment provisions discriminate against it in favor of certain other participating manufacturers in violation of the federal antitrust laws and the United States Constitution. The plaintiff also sought injunctive relief, alteration of certain MSA payment provisions as applied to it, treble damages under the federal antitrust laws, and/or rescission of its joinder in the MSA. The plaintiff also filed a motion for a preliminary injunction enjoining the states from enforcing the allegedly discriminatory payment provisions against it during the pendency of the action. In January 2009, the district court dismissed the complaint and denied plaintiff’s request for preliminary injunctive relief. In January 2010, the court entered final judgment dismissing the case. Plaintiff appealed this decision to the United States Court of Appeals for the Sixth Circuit. Argument was heard on October 6, 2011.

Without naming PM USA or any other private party as a defendant, NPMs and/or their distributors or customers have filed several legal challenges to the MSA and related legislation. New York state officials and the Attorneys General for thirty other states are defendants in a lawsuit (Pryor) filed in the United States District Court for the Southern District of New York in which plaintiffs allege that the MSA and/or related legislation violates federal antitrust laws and the Commerce Clause of the United States Constitution. The United States Court of Appeals for the Second Circuit has held that the allegations in that lawsuit, if proven, establish a basis for relief on antitrust and Commerce Clause grounds and that the trial courts in New York have personal jurisdiction sufficient to enjoin other states’ officials from enforcing their MSA-related legislation. On remand, the trial court held that plaintiffs are unlikely to succeed on the merits and refused to enjoin the enforcement of New York’s allocable share amendment to the MSA’s Model Escrow Statute. That decision was affirmed by the United States Court of Appeals for the Second Circuit. In March 2011, the trial court granted summary judgment on all claims for the New York state officials. Plaintiffs have filed a motion to modify the judgment and a notice of appeal.

In addition to the Pryor decision above, the United States Courts of Appeals for the Second, Fifth, Sixth, Eighth, Ninth and Tenth Circuits have affirmed dismissals or grants of summary judgment in favor of state officials in seven other cases asserting antitrust and constitutional challenges to the allocable share amendment legislation in those states.

In January 2011, an international arbitration tribunal rejected claims brought against the United States challenging MSA-related legislation in various states under the North American Free Trade Agreement.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In June 2011, the trial court denied the defendants’ motion to vacate the trial court’s injunction in light of the FSPTCA. The defendants have appealed the trial court’s ruling to the United States Court of Appeals for the District of Columbia Circuit. Also in June 2011, the trial court denied defendants’ motion on the exclusivity of the court’s jurisdiction to enforce the injunction.

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury, and damages, the statute of limitations, express preemption by the Federal Cigarette Labeling and Advertising Act (“FCLAA”) and implied preemption by the policies and directives of the FTC, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of October 24, 2011, a total of eighteen such cases were pending in the United States. Four of these cases were pending in a multidistrict litigation proceeding in a single U.S. federal court as discussed below. The other cases were pending in various U.S. state courts. In addition, a purported

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

“Lights” class action is pending against PM USA in Israel. Other entities have stated that they are considering filing such actions against Altria Group, Inc. and PM USA.

In the one “Lights” case pending in Israel, hearings on plaintiffs’ motion for class certification were held in November and December 2008. An additional hearing on class certification is scheduled for November 2011. See Guarantees for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

The Good Case

In May 2006, a federal trial court in Maine granted PM USA’s motion for summary judgment in Good, a purported “Lights” class action, on the grounds that plaintiffs’ claims are preempted by the FCLAA and dismissed the case. In August 2007, the United States Court of Appeals for the First Circuit vacated the district court’s grant of PM USA’s motion for summary judgment on federal preemption grounds and remanded the case to district court. The district court stayed the case pending the United States Supreme Court’s ruling on defendants’ petition for writ of certiorari with the United States Supreme Court, which was granted in January 2008. The case was stayed pending the United States Supreme Court’s decision. In December 2008, the United States Supreme Court ruled that plaintiffs’ claims are not barred by federal preemption. Although the Court rejected the argument that the FTC’s actions were so extensive with respect to the descriptors that the state law claims were barred as a matter of federal law, the Court’s decision was limited: it did not address the ultimate merits of plaintiffs’ claim, the viability of the action as a class action, or other state law issues. The case was returned to the federal court in Maine and consolidated with other federal cases in the multidistrict litigation proceeding discussed below. In June 2011, the plaintiffs voluntarily dismissed the case without prejudice after the district court denied plaintiffs’ motion for class certification.

Federal Multidistrict Proceeding

Since the December 2008 United States Supreme Court decision in Good, and through October 24, 2011, twenty-four purported “Lights” class actions were served upon PM USA and, in certain cases, Altria Group, Inc. These cases were filed in 14 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA.

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

In November 2010, the district court in the MDL proceeding denied plaintiffs’ motion for class certification in four cases, covering the jurisdictions of California, the District of Columbia, Illinois and Maine. These jurisdictions were selected by the parties as sample cases, with two selected by plaintiffs and two selected by defendants. Plaintiffs sought appellate review of this decision but, in February 2011, the United States Court of Appeals for the First Circuit denied plaintiffs’ petition for leave to appeal. In June 2011, plaintiffs in twelve cases voluntarily dismissed without prejudice their cases, and on August 8, 2011, plaintiff in McClure voluntarily dismissed the case without prejudice. Plaintiffs in the remaining four cases (Phillips, Tang, Wyatt and Cabbat) have requested the transfer of their cases back to the courts in which the suits originated.

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

Several appellate courts have issued rulings that either affirmed rulings in favor of Altria Group, Inc. and/or PM USA or reversed rulings entered in favor of plaintiffs. In Florida, an intermediate appellate court overturned an order by a trial court that granted class certification in Hines. The Florida Supreme Court denied review in January 2008. The Supreme Court of Illinois has overturned a judgment that awarded damages to a certified class in the Price case. See The Price Case below for further discussion. In Louisiana, the United States Court of Appeals for the Fifth Circuit dismissed a purported “Lights” class action brought in Louisiana federal court (Sullivan) on the grounds that plaintiffs’ claims were preempted by the FCLAA. In New York, the United States Court of Appeals for the Second Circuit overturned a decision by a New York trial court in Schwab that denied defendants’ summary judgment motions and granted plaintiffs’ motion for certification of a nationwide class of all United States residents that purchased cigarettes in the United States that were labeled “Light” or “Lights.” In July 2010, plaintiffs in Schwab voluntarily dismissed the case with prejudice. In Ohio, the Ohio Supreme Court overturned class certifications in the Marrone and Phillips cases. Plaintiffs voluntarily dismissed without prejudice both cases in August 2009. The Supreme Court of Washington denied a motion for interlocutory review filed by the plaintiffs in the Davies case that sought review of an order by the trial court that refused to certify a class. Plaintiffs subsequently voluntarily dismissed the Davies case with prejudice.

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

In Cleary, which was pending in an Illinois federal court, the district court dismissed plaintiffs’ “Lights” claims against one defendant and denied plaintiffs’ request to remand the case to state court. In September 2009, the court issued its ruling on PM USA’s and the remaining defendants’ motion for summary judgment as to all “Lights” claims. The court granted the motion as to all defendants except PM USA. As to PM USA, the court granted the motion as to all “Lights” and other low tar brands other than Marlboro Lights. As to Marlboro Lights, the court ordered briefing on why the 2002 state court order dismissing the Marlboro Lights claims should not be vacated based upon Good. In January 2010, the court vacated the previous dismissal. In February 2010, the court granted summary judgment in favor of defendants as to all claims except for the Marlboro Lights claims, based on the statute of limitations and deficiencies relating to the named plaintiffs. In June 2010, the court granted summary judgment in favor of all defendants on all remaining claims, dismissing the case. In July 2010, plaintiffs filed a motion for reconsideration with the district court, which was denied. In August 2010, plaintiffs filed an appeal with the United States Court of Appeals for the Seventh Circuit. On August 25, 2011,

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the Seventh Circuit affirmed the trial court’s dismissal of the case. Plaintiffs have filed a petition for rehearing with the Seventh Circuit.

Other Developments

In December 2009, the state trial court in the Carroll (formerly known as Holmes) case (pending in Delaware), denied PM USA’s motion for summary judgment based on an exemption provision in the Delaware Consumer Fraud Act. In January 2011, the trial court allowed the plaintiffs to file an amended complaint substituting class representatives and naming Altria Group, Inc. and PMI as additional defendants. In July 2011, the parties stipulated to the dismissal without prejudice of Altria Group, Inc. and PMI. The stipulation is signed by the parties but not yet approved by the trial court. See Guarantees for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

The Price Case

Trial in the Price case commenced in state court in Illinois in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In December 2005, the Illinois Supreme Court reversed the trial court’s judgment in favor of the plaintiffs. In November 2006, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari and, in December 2006, the Circuit Court of Madison County enforced the Illinois Supreme Court’s mandate and dismissed the case with prejudice.

In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the judgment entered by the trial court on remand from the 2005 Illinois Supreme Court decision overturning the verdict on the ground that the United States Supreme Court’s December 2008 decision in Good demonstrated that the Illinois Supreme Court’s decision was “inaccurate.” PM USA filed a motion to dismiss plaintiffs’ petition and, in February 2009, the trial court granted PM USA’s motion on the basis that the petition was not timely filed. In March 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois. In February 2011, the intermediate appellate court ruled that the petition was timely filed and reversed the trial court’s dismissal of the plaintiffs’ petition and, on September 28, 2011, the Illinois Supreme Court declined PM USA’s petition for review. As a result, the case has returned to the trial court for proceedings on whether the court should grant the plaintiffs’ petition to reopen the prior judgment.

In June 2009, the plaintiff in an individual smoker lawsuit (Kelly) brought on behalf of an alleged smoker of “Lights” cigarettes in Madison County, Illinois state court filed a motion seeking a declaration that his claims under the Illinois Consumer Fraud Act are not (1) barred by the exemption in that statute based on his assertion that the Illinois Supreme Court’s decision in Price is no longer good law in light of the decisions by the United States Supreme Court in Good and Watson, and (2) preempted in light of the United States Supreme Court’s decision in Good. In September 2009, the court granted plaintiff’s motion as to federal preemption, but denied it with respect to the state statutory exemption.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in Massachusetts (Aspinall), Minnesota (Curtis), Missouri (Larsen) and New Hampshire (Lawrence). Significant developments in these cases include:

•

Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA’s motion for summary judgment and granted plaintiffs’ motion for summary judgment on the defenses of federal preemption and a state law exemption to Massachusetts’ consumer protection statute. On motion of the parties, the trial court subsequently reported its decision to deny summary judgment to the appeals court for review and stayed further proceedings pending completion of the appellate review. In December 2008, subsequent to the United States Supreme Court’s decision in Good, the Massachusetts Supreme Judicial Court issued an order requesting that the parties advise the court within 30 days whether the Good decision is dispositive of federal preemption issues pending on appeal. In January 2009, PM USA notified the Massachusetts Supreme Judicial Court that Good is dispositive of the federal preemption issues on appeal, but requested further briefing on the state law statutory exemption issue. In March 2009, the Massachusetts Supreme Judicial Court affirmed the order denying summary judgment to PM USA and granting the plaintiffs’ cross-motion. In January 2010, plaintiffs moved for partial summary judgment as to liability claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). Argument on plaintiffs’ motion was held in July 2011.

•

Curtis: In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order. In October 2009, the trial court denied plaintiffs’ motion for partial summary judgment, filed in February 2009, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). In October 2009, the trial court granted PM USA’s motion for partial summary judgment as to all consumer protection counts and, in December 2009, dismissed the case in its entirety. In December 2010, the Minnesota Court of Appeals reversed the trial court’s dismissal of the case and affirmed the trial court’s prior certification of the class under Minnesota’s consumer protection statutes. The Court of Appeals also affirmed the trial court’s denial of the plaintiffs’ motion for partial summary judgment claiming collateral estoppel from the findings in the case brought by the Department of Justice. PM USA’s petition for review with the Minnesota Supreme Court was granted in March 2011. Argument on the petition was heard on September 12, 2011.

•

Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiffs’ motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995 – 2003. In June 2010, PM USA’s motion for partial summary judgment regarding plaintiffs’ request for punitive damages was denied. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). The plaintiffs’ motion was denied in December 2010. In June 2011, PM USA filed various summary judgment motions challenging the plaintiffs’ claims. On August 31, 2011, the trial court granted PM USA’s motion for partial summary judgment, ruling that plaintiffs could not present a damages claim based on allegations that Marlboro Lights are more

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

dangerous than Marlboro Reds. The trial court denied PM USA’s remaining summary judgment motions. Trial in the case began on September 6, 2011 and, on October 25, 2011, the court declared a mistrial after the jury failed to reach a verdict.

•

Lawrence: In November 2010, the trial court certified a class consisting of all persons who purchased Marlboro Lights cigarettes in the state of New Hampshire at any time from the date the brand was introduced into commerce until the date trial in the case begins. PM USA’s motion for reconsideration of this decision was denied in January 2011. On September 15, 2011, the New Hampshire Supreme Court accepted review of the class certification decision.

Certain Other Tobacco-Related Litigation

Tobacco Price Case: As of October 24, 2011, one case remains pending in Kansas (Smith) in which plaintiffs allege that defendants, including PM USA and Altria Group, Inc., conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs’ motion for class certification has been granted. No trial date has been set.

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

In July 2010, plaintiffs filed a motion seeking collateral estoppel effect from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). In September 2010, plaintiffs filed a motion for preliminary resolution of legal issues regarding restitutionary relief. The trial court denied both of plaintiffs’ motions in November 2010. In November 2010, defendants filed a motion seeking a determination that Brown class members who were also part of the class in Daniels (a previously disclosed consumer fraud case in which the California Supreme Court affirmed summary judgment in PM USA’s favor based on preemption and First Amendment grounds) are precluded by the Daniels judgment from recovering in Brown. This motion was denied in December 2010. Defendants sought review of this decision before the Fourth District Court of Appeal

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

but were denied review in March 2011. In December 2010, defendants filed a motion for a determination that the class representatives lack standing and are not typical or adequate to represent the class. In February 2011, the trial court ruled on this motion in the defendants’ favor and vacated the previously scheduled trial date. In July 2011, plaintiffs filed a new amended complaint adding new putative class representatives. The trial court has now scheduled trial for September 14, 2012.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Certain Other Actions

IRS Challenges to PMCC Leases

Background. The IRS has concluded its examination of Altria Group, Inc.’s consolidated federal income tax returns for the years 1996 through 2003, and for each year has disallowed tax benefits pertaining to certain leveraged lease transactions entered into by PMCC (referred to by the IRS as lease-in/lease-out (“LILO”) and sale-in/lease-out (“SILO”) transactions). For financial reporting purposes, PMCC accounted for LILO and SILO transactions as leveraged lease transactions under the guidance in Accounting Standards Codification (“ASC”) 840, Leases (“ASC 840”). For income tax purposes, PMCC treated these transactions as leases under case law and applicable IRS administrative guidance for the 1996 through 2009 tax years.

Refund Claims and Litigation. Altria Group, Inc. believes that its tax treatment of PMCC’s LILO and SILO transactions on federal and state income tax returns for the 1996 through 2009 tax years was proper and complied with applicable tax laws in effect during the relevant periods. Altria Group, Inc. has contested the disallowances for the 1996 through 2003 tax years, filed claims for refunds of federal income tax and associated interest paid and is pursuing refund litigation in federal court with respect to certain of the refund claims, as discussed below.

In October 2006, Altria Group, Inc. filed a complaint in the United States District Court for the Southern District of New York to claim a refund on a portion of these federal income tax payments and associated interest for the years 1996 and 1997. In July 2009, the jury returned a unanimous verdict in favor of the IRS and, in April 2010, after denying Altria Group, Inc.’s post-trial motions, the district court entered final judgment in favor of the IRS. Altria Group, Inc. filed an appeal with the United States Court of Appeals for the Second Circuit in June 2010. On September 27, 2011, the Second Circuit affirmed the district court decision in favor of the IRS.

In March 2008, Altria Group, Inc. filed a second complaint in the United States District Court for the Southern District of New York seeking a refund of the federal income tax payments and associated interest for the years 1998 and 1999 attributable to the disallowance of tax benefits claimed in those years with respect to the LILO and SILO transactions subject to the jury verdict and with respect to the additional LILO and SILO transactions entered into in 1998 and 1999. In May 2009, the district court granted a stay pending the decision by the United States Court of Appeals for the Second Circuit in the appeal involving the 1996 and 1997 years. The case for the 1998 and 1999 years will be reactivated if Altria Group, Inc. does not seek further review of the Second Circuit decision discussed above.

In March 2011, Altria Group, Inc. filed claims for a refund with the IRS for the years 2000 through 2003 of the tax and associated interest paid with respect to the LILO and SILO transactions that PMCC entered into during the 1996-2003 years. The IRS disallowed the claims in July 2011, and Altria Group, Inc. intends to commence litigation in federal court.

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

As a prerequisite to commencing in federal court the refund litigation described above following the IRS disallowance of tax benefits of the LILO and SILO transactions for the 1996-1999 audit cycle, in 2006 Altria Group, Inc. paid approximately $150 million related to disallowed tax benefits and associated interest. Similarly, following the IRS disallowance of tax benefits of the LILO and SILO transactions for the 2000-2003 audit cycle, also described above, in 2010, Altria Group, Inc. paid

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

approximately $945 million in disallowed tax benefits and associated interest in order to pursue its legal challenge to the disallowances in federal court.

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

Anticipated Future Disallowances and Additional Payments to the IRS. Altria Group, Inc. further expects the IRS and impacted states to disallow income tax benefits claimed in years 2004 through 2009 related to the LILO and SILO transactions that PMCC entered into from 1996 through 2003. The disallowance of federal and state income tax benefits for the 2004 through 2009 tax years and associated interest through the 2011 tax year, as well as additional taxes paid or payable for the 2010 and 2011 tax years, would result in additional payments of approximately $1.0 billion, excluding potential penalties. The tax component of this amount represents an acceleration of taxes that Altria Group, Inc. would have otherwise paid over the later stages of the LILO and SILO transactions. This amount is net of federal and state income taxes paid or payable on gains associated with sales of leased assets from January 1, 2008 through September 30, 2011; thus, while the initial amount payable may be greater than $1.0 billion, such taxes paid or payable on gains associated with sales of leased assets will be subsequently recovered no later than the closing of the audits for the cycles in which the sales have occurred.

The payments of disallowed tax benefits, if any, would depend upon the timing and outcome of future IRS audits and any related administrative challenges or litigation. The IRS is currently auditing the 2004-2006 tax years.

2010 and Future Tax Years. Altria Group, Inc. did not claim tax benefits pertaining to PMCC’s LILO and SILO transactions on its federal and state income tax returns for 2010 and, at this time, does not intend to claim such tax benefits in future years. Altria Group, Inc., however, intends to preserve its right to file amended returns for these years claiming the tax benefits pertaining to PMCC’s LILO and SILO transactions if Altria Group, Inc. is successful in the current and/or anticipated litigation discussed above.

Second Quarter 2011 Earnings Charge. Altria Group, Inc. has continually re-evaluated the likelihood of sustaining its tax position on PMCC’s LILO and SILO transactions, as required by ASC 740, Income Taxes (“ASC 740”). In the second quarter of 2011, in accordance with ASC 840 and ASC 740, Altria Group, Inc. recorded a one-time charge of $627 million against its 2011 reported earnings related to the tax treatment of the LILO and SILO transactions that PMCC entered into between 1996 and 2003, as announced in June 2011. Altria Group, Inc.’s decision to record the charge was based on the Federal Circuit’s April 2011 adverse decision in Wells Fargo & Co. v. United States, involving SILO transactions entered into by another taxpayer. Altria Group, Inc. concluded that the decision introduced incremental risk to its tax analysis and, as a result, that it was no longer more likely than not that it would prevail in its defense of its tax position on PMCC’s LILO and SILO transactions.

The charge of $627 million reflects the re-characterization of PMCC’s LILO and SILO transactions as loans (as opposed to leases) for income tax purposes, which changes the timing of income recognition for tax purposes over the term of the deemed loan. This change, in turn, impacts the income of the leases recorded pursuant to leveraged lease accounting (ASC 840) resulting in a lowering of the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

cumulative income from the transactions that had been recorded from inception of the transactions to the date of the charge. This earnings charge is incremental to $146 million recorded as a reduction to stockholders’ equity upon the adoption of new accounting standards for leases (“FAS 13-2”) and for uncertainty in income taxes (“FIN 48”) on January 1, 2007, and approximately $95 million recorded to the statements of earnings from January 1, 2007 through March 31, 2011. In quantifying the reduction in cumulative leveraged lease income to include in the second quarter 2011 earnings charge, Altria Group, Inc. was required to make assumptions regarding a potential settlement of these matters with the IRS. To the extent the assumptions change, there may be additional impact on Altria Group, Inc.’s earnings but Altria Group, Inc. does not expect such impact, if any, to be significant.

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

Impact of the Second Circuit Decision. Altria Group, Inc. is currently evaluating its options following the September 2011 decision by the United States Court of Appeals for the Second Circuit regarding the LILO and SILO transactions that PMCC entered into in 1996 and 1997. If Altria Group, Inc. elects not to further pursue judicial review of its claims for a refund of the taxes paid related to the 1996 and 1997 transactions, Altria Group, Inc. would reduce its tax liabilities and Other assets on its consolidated balance sheet by approximately $300 million, which is the amount of tax and interest that Altria Group, Inc. has previously paid related to these transactions for the 1996-2003 tax years. The impact on Altria Group, Inc.’s statement of earnings would not be significant as Altria Group, Inc. has already recorded an earnings charge for these amounts on its financial statements, as discussed above.

As of September 30, 2011, the LILO and SILO transactions represented approximately 32% of the Net Finance Assets of PMCC’s lease portfolio. PMCC has not entered into any LILO or SILO transactions since 2003.

Kraft Thrift Plan Cases: Four participants in the Kraft Foods Global, Inc. Thrift Plan (“Kraft Thrift Plan”), a defined contribution plan, filed a class action complaint (George II) on behalf of all participants and beneficiaries of the Kraft Thrift Plan in July 2008 in the United States District Court for the Northern District of Illinois alleging breach of fiduciary duty under the Employee Retirement Income Security Act (“ERISA”). Named defendants in this action include Altria Corporate Services, Inc. (now Altria Client Services Inc.) and certain company committees that allegedly had a relationship to the Kraft Thrift Plan. Plaintiffs request, among other remedies, that defendants restore to the Kraft Thrift Plan all losses improperly incurred.

In December 2009, the court granted in part and denied in part defendants’ motion to dismiss plaintiffs’ complaint. In addition to dismissing certain claims made by plaintiffs for equitable relief under ERISA as to all defendants, the court dismissed claims alleging excessive administrative fees and mismanagement of company stock funds as to one of the Altria Group, Inc. defendants. In February 2010, the court granted a joint stipulation dismissing the fee and stock fund claims without prejudice as to the remaining defendants, including Altria Corporate Services, Inc. Accordingly, the only claim remaining at this time in George II relates to the alleged negligence of plan fiduciaries for including the Growth Equity Fund and Balanced Fund as Kraft Thrift Plan investment options. Plaintiffs filed a motion for class certification in March 2010, which the court granted in August 2010. Defendants filed a motion for summary judgment in January 2011, and plaintiffs filed a motion for partial summary judgment. In March 2011, defendants filed a motion to vacate the class certification in light of recent

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

federal judicial precedent. In July 2011, the court granted defendants' summary judgment motion in part, finding that claims for periods prior to July 2, 2002 were time barred, and that the defendants properly monitored the funds. The court also denied plaintiffs’ motion for partial summary judgment. Remaining in the case are claims after July 2, 2002 relating to whether it was prudent to retain actively managed investments (Growth Equity Fund and Balanced Fund) in the Kraft Thrift Plan after 1999. In July 2011, the court also granted defendants’ motion to vacate the class certification, and allowed plaintiffs leave to file a new motion for class certification in light of recent precedent and the court’s summary judgment findings. Plaintiffs have since filed a new motion to certify the class.

On August 19, 2011, Altria Client Services, Inc. and a company committee that allegedly had a relationship to the Kraft Thrift Plan were added as defendants in another class action previously brought by the same plaintiffs in 2006 (George I), in which plaintiffs allege defendants breached their fiduciary duties under ERISA by offering company stock funds in a unitized format and by allegedly overpaying for recordkeeping services.

The Altria Group, Inc. defendants deny any violation of ERISA or other unlawful conduct and are defending these cases vigorously. Trial in both cases is expected to be scheduled to occur in the first half of 2012. Under the terms of a Distribution Agreement between Altria Group, Inc. and Kraft, the Altria Group, Inc. defendants may be entitled to indemnity against any liabilities incurred in connection with these cases.

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

Guarantees

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At September 30, 2011, subsidiaries of Altria Group, Inc. were also contingently liable for $29 million of guarantees related to their own performance, consisting primarily of surety bonds. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Under the terms of a distribution agreement between Altria Group, Inc. and PMI, entered into as a result of the PMI spin-off, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at September 30, 2011 as the fair value of this indemnification is insignificant.

As more fully discussed in Note 12. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under its Credit Agreement and amounts outstanding under its commercial paper program.

Redeemable Noncontrolling Interest

In September 2007, Ste. Michelle completed the acquisition of Stag’s Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which Ste. Michelle holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars, Ste. Michelle entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require Ste. Michelle to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori’s initial investment of $27 million. The put arrangement became exercisable on September 11, 2010 and has no expiration date. As of September 30, 2011, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized in the condensed consolidated balance sheet for the put arrangement.

The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because redemption is outside of the control of Ste. Michelle. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section in the condensed consolidated balance sheets at September 30, 2011 and December 31, 2010.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12. Condensed Consolidating Financial Information:

PM USA, which is a wholly-owned subsidiary of Altria Group, Inc., has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under its Credit Agreement and amounts outstanding under its commercial paper program (the “Guarantees”). Pursuant to the Guarantees, PM USA fully and unconditionally guarantees, as primary obligor, the payment and performance of Altria Group, Inc.’s obligations under the guaranteed debt instruments (the “Obligations”), subject to release under certain customary circumstances as noted below.

The Guarantees provide that PM USA guarantees the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of the Obligations. The liability of PM USA under the Guarantees is absolute and unconditional irrespective of: any lack of validity, enforceability or genuineness of any provision of any agreement or instrument relating thereto; any change in the time, manner or place of payment of, or in any other term of, all or any of the Obligations, or any other amendment or waiver of or any consent to departure from any agreement or instrument relating thereto; any exchange, release or non-perfection of any collateral, or any release or amendment or waiver of or consent to departure from any other guarantee, for all or any of the Obligations; or any other circumstance that might otherwise constitute a defense available to, or a discharge of, Altria Group, Inc. or PM USA.

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

PM USA will be unconditionally released and discharged from its obligations under each of the Guarantees upon the earliest to occur of:

•	the date, if any, on which PM USA consolidates with or merges into Altria Group, Inc. or any successor;

•	the date, if any, on which Altria Group, Inc. or any successor consolidates with or merges into PM USA;

•	the payment in full of the Obligations pertaining to such Guarantees; and

•	the rating of Altria Group, Inc.’s long-term senior unsecured debt by Standard & Poor’s of A or higher.

At September 30, 2011, the respective principal wholly-owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

The following sets forth the condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010, condensed consolidating statements of earnings for the nine and three months ended September 30, 2011 and 2010, and condensed consolidating statements of cash flows for the nine months ended September 30, 2011 and 2010 for Altria Group, Inc., PM USA and Altria Group,

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the SEC interpretation and application of Rule 3-10 of SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets

September 30, 2011

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Consumer products
Cash and cash equivalents	$3,015	$—	$28	$—	$3,043

Receivables	115	9	70		194

Inventories:
Leaf tobacco		441	336		777
Other raw materials		141	41		182
Work in process		8	235		243
Finished product		161	262		423

		751	874		1,625

Due from Altria Group, Inc. and subsidiaries	432	2,611	1,444	(4,487)
Deferred income taxes	10	1,191		(14)	1,187
Other current assets	6	454	66		526

Total current assets	3,578	5,016	2,482	(4,501)	6,575

Property, plant and equipment, at cost	2	3,307	1,453		4,762
Less accumulated depreciation	2	1,990	486		2,478

		1,317	967		2,284

Goodwill			5,174		5,174
Other intangible assets, net		2	12,100		12,102
Investment in SABMiller	5,539				5,539
Investment in consolidated subsidiaries	7,483	337		(7,820)
Due from Altria Group, Inc. and subsidiaries	6,500			(6,500)
Other assets	1,384	572	124	(386)	1,694

Total consumer products assets	24,484	7,244	20,847	(19,207)	33,368

Financial services
Finance assets, net			3,814		3,814
Due from Altria Group, Inc. and subsidiaries			601	(601)
Other assets			19		19

Total financial services assets			4,434	(601)	3,833

TOTAL ASSETS	$24,484	$7,244	$25,281	$(19,808)	$37,201

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets (Continued)

September 30, 2011

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
LIABILITIES
Consumer products
Current portion of long-term debt	$—	$—	$600	$—	$600
Accounts payable	69	122	135		326
Accrued liabilities:
Marketing		384	16		400
Taxes, except income taxes		85	9		94
Employment costs	26	11	141		178
Settlement charges		3,136	5		3,141
Other	350	549	317	(14)	1,202
Income taxes	3	163	26		192
Dividends payable	846				846
Due to Altria Group, Inc. and subsidiaries	3,658	261	1,169	(5,088)

Total current liabilities	4,952	4,711	2,418	(5,102)	6,979

Long-term debt	12,789		299		13,088
Deferred income taxes	1,861		3,364	(386)	4,839
Accrued pension costs	202		767		969
Accrued postretirement health care costs		1,494	936		2,430
Due to Altria Group, Inc. and subsidiaries			6,500	(6,500)
Other liabilities	261	289	177		727

Total consumer products liabilities	20,065	6,494	14,461	(11,988)	29,032

Financial services
Deferred income taxes			3,241		3,241
Other liabilities			473		473

Total financial services liabilities			3,714		3,714

Total liabilities	20,065	6,494	18,175	(11,988)	32,746

Contingencies

Redeemable noncontrolling interest			34		34

STOCKHOLDERS’ EQUITY
Common stock	935		9	(9)	935
Additional paid-in capital	5,650	408	8,238	(8,646)	5,650
Earnings reinvested in the business	23,585	606	183	(789)	23,585
Accumulated other comprehensive losses	(1,461)	(264)	(1,360)	1,624	(1,461)
Cost of repurchased stock	(24,290)				(24,290)

Total stockholders’ equity attributable to Altria Group, Inc.	4,419	750	7,070	(7,820)	4,419

Noncontrolling interests			2		2

Total stockholders’ equity	4,419	750	7,072	(7,820)	4,421

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,484	$7,244	$25,281	$(19,808)	$37,201

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Nine Months Ended September 30, 2011

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$16,009	$1,681	$(19)	$17,671
Cost of sales		5,139	588	(19)	5,708
Excise taxes on products		5,139	259		5,398

Gross profit		5,731	834		6,565
Marketing, administration and research costs	133	1,551	169		1,853
Changes to Kraft and PMI tax-related receivables	(19)				(19)
Asset impairment and exit costs		3			3
Amortization of intangibles			16		16

Operating (expense) income	(114)	4,177	649		4,712
Interest and other debt expense, net	517	5	343		865
Earnings from equity investment in SABMiller	(552)				(552)

(Loss) earnings before income taxes and equity earnings of subsidiaries	(79)	4,172	306		4,399
(Benefit) provision for income taxes	(122)	1,569	396		1,843
Equity earnings of subsidiaries	2,511	45		(2,556)

Net earnings (loss)	2,554	2,648	(90)	(2,556)	2,556
Net earnings attributable to noncontrolling interests			(2)		(2)

Net earnings (loss) attributable to Altria Group, Inc.	$2,554	$2,648	$(92)	$(2,556)	$2,554

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Nine Months Ended September 30, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$16,405	$2,051	$(20)	$18,436
Cost of sales		5,308	531	(20)	5,819
Excise taxes on products		5,431	252		5,683

Gross profit		5,666	1,268		6,934
Marketing, administration and research costs	90	1,635	258		1,983
Changes to Kraft and PMI tax-related receivables	169				169
Asset impairment and exit costs		28	3		31
Amortization of intangibles			16		16

Operating (expense) income	(259)	4,003	991		4,735
Interest and other debt expense, net	411	4	441		856
Earnings from equity investment in SABMiller	(437)				(437)

(Loss) earnings before income taxes and equity earnings of subsidiaries	(233)	3,999	550		4,316
(Benefit) provision for income taxes	(285)	1,411	203		1,329
Equity earnings of subsidiaries	2,934	31		(2,965)

Net earnings	2,986	2,619	347	(2,965)	2,987
Net earnings attributable to noncontrolling interests			(1)		(1)

Net earnings attributable to Altria Group, Inc.	$2,986	$2,619	$346	$(2,965)	$2,986

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Three Months Ended September 30, 2011

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,311	$804	$(7)	$6,108
Cost of sales		1,684	206	(7)	1,883
Excise taxes on products		1,687	93		1,780

Gross profit		1,940	505		2,445
Marketing, administration and research costs	49	499	33		581
Changes to Kraft and PMI tax-related receivables	(19)				(19)
Amortization of intangibles			5		5

Operating (expense) income	(30)	1,441	467		1,878
Interest and other debt expense, net	177	1	115		293
Earnings from equity investment in SABMiller	(208)				(208)

Earnings before income taxes and equity earnings of subsidiaries	1	1,440	352		1,793
(Benefit) provision for income taxes	(51)	553	117		619
Equity earnings of subsidiaries	1,121	17		(1,138)

Net earnings	1,173	904	235	(1,138)	1,174
Net earnings attributable to noncontrolling interests			(1)		(1)

Net earnings attributable to Altria Group, Inc.	$1,173	$904	$234	$(1,138)	$1,173

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings

For the Three Months Ended September 30, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,716	$693	$(7)	$6,402
Cost of sales		1,813	179	(7)	1,985
Excise taxes on products		1,853	88		1,941

Gross profit		2,050	426		2,476
Marketing, administration and research costs	30	589	72		691
Asset impairment and exit costs		3			3
Amortization of intangibles			6		6

Operating (expense) income	(30)	1,458	348		1,776
Interest and other debt expense (income), net	134	(3)	148		279
Earnings from equity investment in SABMiller	(186)				(186)

Earnings before income taxes and equity earnings of subsidiaries	22	1,461	200		1,683
(Benefit) provision for income taxes	(30)	509	73		552
Equity earnings of subsidiaries	1,079	10		(1,089)

Net earnings attributable to Altria Group, Inc.	$1,131	$962	$127	$(1,089)	$1,131

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2011

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(106)	$2,553	$117	$—	$2,564

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Consumer products
Capital expenditures		(16)	(59)		(75)
Other		1			1
Financial services
Proceeds from finance assets			248		248

Net cash (used in) provided by investing activities		(15)	189		174

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Consumer products
Long-term debt issued	1,494				1,494
Repurchases of common stock	(1,000)				(1,000)
Dividends paid on common stock	(2,379)				(2,379)
Issuances of common stock	29				29
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(34)	150	(116)
Financing fees and debt issuance costs	(24)				(24)
Cash dividends received from/(paid by) subsidiaries	2,702	(2,592)	(110)
Other	35	(96)	(68)		(129)

Net cash provided by (used in) financing activities	823	(2,538)	(294)		(2,009)

Cash and cash equivalents:
Increase	717	—	12	—	729
Balance at beginning of period	2,298		16		2,314

Balance at end of period	$3,015	$—	$28	$—	$3,043

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2010

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(606)	$1,933	$395	$—	$1,722

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Consumer products
Capital expenditures		(30)	(86)		(116)
Other		2	78		80
Financial services
Proceeds from finance assets			119		119

Net cash (used in) provided by investing activities		(28)	111		83

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Consumer products
Long-term debt issued	1,007				1,007
Long-term debt repaid	(775)				(775)
Dividends paid on common stock	(2,165)				(2,165)
Issuances of common stock	89				89
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(400)	636	(236)
Financing fees and debt issuance costs	(6)				(6)
Cash dividends received from/(paid by) subsidiaries	2,616	(2,470)	(146)
Other	55	(71)	(110)		(126)

Net cash provided by (used in) financing activities	421	(1,905)	(492)		(1,976)

Cash and cash equivalents:
(Decrease) increase	(185)	—	14	—	(171)
Balance at beginning of period	1,862		9		1,871

Balance at end of period	$1,677	$—	$23	$—	$1,700

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13. Recent Accounting Guidance Not Yet Adopted:

In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to simplify how entities test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the currently required two-step goodwill impairment test. The new guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. Altria Group, Inc. intends to perform the two-step impairment test under existing guidance for the 2011 annual goodwill impairment test, and will evaluate the impact of performing a qualitative assessment in 2012.

In June 2011, the FASB issued authoritative guidance that will eliminate the option of presenting components of other comprehensive earnings as part of the statement of stockholders’ equity. The guidance will instead require the reporting of other comprehensive earnings in a single continuous statement of comprehensive earnings or in a separate statement immediately following the statement of earnings. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2011; however, early adoption is permitted. Altria Group, Inc. intends to comply with the new reporting requirements beginning in the first quarter of 2012.

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

Description of the Company

At September 30, 2011, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; UST LLC (“UST”), which through its direct and indirect wholly-owned subsidiaries including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless products and wine; and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 27.1% economic and voting interest in SABMiller plc (“SABMiller”) at September 30, 2011, which is accounted for under the equity method of accounting. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller, if and when SABMiller pays such dividends on its stock. At September 30, 2011, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

The products and services of Altria Group, Inc.’s subsidiaries constitute Altria Group, Inc.’s reportable segments of cigarettes, smokeless products, cigars, wine and financial services.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Results of Operations for the Nine Months Ended September 30, 2011 – The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the nine months ended September 30, 2011, from the nine months ended September 30, 2010, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the nine months ended September 30, 2010	$2,986	$1.43
2010 Asset impairment, exit, implementation and integration costs	75	0.04
2010 UST acquisition-related costs	9
2010 SABMiller special items	55	0.03
2010 Tax items	(79)	(0.04)

Subtotal 2010 items	60	0.03

2011 Asset impairment, exit and integration costs	(4)
2011 UST acquisition-related costs	(4)
2011 SABMiller special items	(24)	(0.01)
2011 PMCC Leveraged Lease Charge	(627)	(0.30)
2011 Tax items*	24	0.01

Subtotal 2011 items	(635)	(0.30)

Operations	143	0.07

For the nine months ended September 30, 2011	$2,554	$1.23

*	Excludes the tax impact included in the 2011 PMCC Leveraged Lease Charge.

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations – The increase of $143 million shown in the table above was due primarily to the following:

•	Higher income from the cigarettes, smokeless products, financial services and wine segments; and

•	Higher ongoing equity earnings from SABMiller;

partially offset by:

•	Higher general corporate expenses,

•	Lower income from the cigars segment; and

•	Higher interest and other debt expense, net.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Results of Operations for the Three Months Ended September 30, 2011 – The changes in Altria Group, Inc.’s net earnings and diluted EPS attributable to Altria Group, Inc. for the three months ended September 30, 2011, from the three months ended September 30, 2010, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended September 30, 2010	$1,131	$0.54

2010 Asset impairment, exit, implementation and integration costs	16	0.01
2010 UST acquisition-related costs	3
2010 SABMiller special items	14
2010 Tax items	(33)	(0.01)

Subtotal 2010 items	—	—

2011 Asset impairment, exit and integration costs	(1)
2011 UST acquisition-related costs	(1)
2011 SABMiller special items	(8)
2011 Tax items	24	0.01

Subtotal 2011 items	14	0.01

Fewer shares outstanding		0.01
Operations	28	0.01

For the three months ended September 30, 2011	$1,173	$0.57

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Shares Outstanding – Fewer shares outstanding during the three months ended September 30, 2011 compared with the prior-year period were due primarily to shares repurchased by Altria Group, Inc. under its previously announced $1.0 billion one-year share repurchase program, which was completed during the third quarter of 2011.

Operations – The increase of $28 million shown in the table above was due primarily to the following:

•	Higher income from the financial services, smokeless products, cigars and wine segments; and

•	Higher ongoing equity earnings from SABMiller;

partially offset by:

•	Lower income from the cigarettes segment;

•	Higher general corporate expenses; and

•	Higher interest and other debt expense, net.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2011 Forecasted Results – On October 27, 2011, Altria Group, Inc. revised its 2011 full-year guidance for reported diluted EPS to a range of $1.60 to $1.66 from a range of $1.70 to $1.76, due primarily to estimated 2011 fourth-quarter charges associated with the new cost reduction program (for further details see Note 2. Asset Impairment, Exit, Implementation and Integration Costs to the condensed consolidated financial statements (“Note 2”)). This forecast includes estimated total net charges of $0.41 per share as detailed in the table below, as compared with 2010 full-year reported diluted EPS of $1.87, which included $0.03 per share of total net charges, as detailed in the table below. On October 27, 2011, Altria Group, Inc. reaffirmed its 2011 full-year guidance for adjusted diluted EPS, which excludes the total net charges in the table below, representing a growth rate of 6% to 9% over 2010 full-year adjusted diluted EPS.

The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Net Charges Included In Reported Diluted EPS
	2011	2010
Asset impairment, exit, implementation and integration costs	$0.11	$0.04
UST acquisition-related costs		0.01
SABMiller special items	0.02	0.03
PMCC Leveraged Lease Charge	0.30
Tax items*	(0.02)	(0.05)

	$0.41	$0.03

*	Excludes the tax impact of the 2011 PMCC Leveraged Lease Charge.

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

Discussion and Analysis

Consolidated Operating Results

See pages 110-114 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Net revenues:
Cigarettes	$16,065	$16,441	$5,330	$5,729
Smokeless products	1,209	1,160	426	389
Cigars	435	437	169	147
Wine	349	308	132	107
Financial services	(387)	90	51	30

Net revenues	$17,671	$18,436	$6,108	$6,402

Excise taxes on products:
Cigarettes	$5,139	$5,431	$1,687	$1,853
Smokeless products	81	79	28	26
Cigars	165	160	60	57
Wine	13	13	5	5

Excise taxes on products	$5,398	$5,683	$1,780	$1,941

Operating income:
Operating companies income (loss):
Cigarettes	$4,403	$4,213	$1,520	$1,533
Smokeless products	660	586	245	210
Cigars	124	146	55	43
Wine	54	31	23	12
Financial services	(359)	87	83	27
Amortization of intangibles	(16)	(16)	(5)	(6)
General corporate expenses	(173)	(142)	(62)	(43)
Changes to Kraft and PMI tax-related receivables	19	(169)	19
Corporate exit costs		(1)

Operating income	$4,712	$4,735	$1,878	$1,776

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

The following events that occurred during the nine months and three months ended September 30, 2011 and 2010 affected the comparability of statement of earnings amounts.

•

Asset Impairment, Exit, Implementation and Integration Costs – For the nine months ended September 30, 2011, total pre-tax asset impairment and exit costs were $3 million, all of which were reported in the cigarettes segment. There were no asset impairment and exit costs incurred during the three months ended September 30, 2011. In addition, total pre-tax integration costs of $3 million and $1 million for the nine and three months ended September 30, 2011, respectively, were reported in the smokeless products segment. There were no implementation costs incurred during the nine months ended September 30, 2011.

Pre-tax asset impairment, exit, implementation and integration costs for the nine and three months ended September 30, 2010 consisted of the following:

	For the Nine Months Ended September 30, 2010
	Asset Impairment and Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$28	$70	$—	$98
Smokeless products	2		13	15
Cigars			1	1
Wine			2	2
General corporate	1			1

Total	$31	$70	$16	$117

	For the Three Months Ended September 30, 2010
	Asset Impairment and Exit Costs	Implementation Costs	Integration Costs	Total
	(in millions)
Cigarettes	$3	$21	$—	$24
Smokeless products			2	2
Wine			1	1

Total	$3	$21	$3	$27

For further details on asset impairment, exit, implementation and integration costs, see Note 2.

Altria Group, Inc. completed its 2007 to 2011 cost reduction program in the third quarter of 2011 exceeding its $1.5 billion goal versus its 2006 cost base.

Altria Group, Inc. had a severance liability balance of $3 million at September 30, 2011 related to restructuring programs.

•

SABMiller Special Items – Altria Group, Inc.’s earnings from its equity investment in SABMiller for the nine months ended September 30, 2011 included pre-tax costs for SABMiller’s “business capability programme” and asset impairment charges related to the disposal of a distribution business in Italy, partially offset by pre-tax gains resulting from SABMiller’s hotel and gaming transaction. Altria Group, Inc.’s earnings from its equity investment in SABMiller for the nine months ended September 30, 2010 included pre-tax costs for SABMiller’s “business capability programme” and costs for SABMiller’s transaction to promote sustainable economic and social development in South Africa. Altria Group, Inc.’s earnings from its equity investment in SABMiller for the three months ended September 30, 2011 and 2010 included pre-tax costs for SABMiller’s “business capability programme.”

•

PMCC Leveraged Lease Charge – During the second quarter of 2011, Altria Group, Inc. recorded a one-time charge of $627 million related to the tax treatment of certain leveraged lease transactions entered into by PMCC (“PMCC Leveraged Lease Charge”). Approximately 50% of the charge ($315 million), which does not include potential penalties, represents a reduction in cumulative lease earnings recorded to date that will be recaptured over the remainder of the affected lease terms. The remaining portion of the charge ($312 million) primarily represents a permanent charge for interest on tax underpayments. The one-time charge was recorded in Altria Group, Inc.’s condensed consolidated statements of earnings for the nine months ended September 30, 2011 as follows:

	Net Revenues	Provision for Income Taxes	Total
	(in millions)
Reduction to cumulative lease earnings	$490	$(175)	$315
Interest on tax underpayments		312	312

Total	$490	$137	$627

For further discussion of matters relating to this charge, see Note 11. Contingencies to the condensed consolidated financial statements (“Note 11”).

•

PMCC Allowance for Losses – During the third quarter of 2011, PMCC decreased its allowance for losses by $35 million based on management’s assessment of the credit quality of PMCC’s leasing portfolio. For further discussion, see Note 8. Finance Assets, net to the condensed consolidated financial statements (“Note 8”).

•

Tax Items – Tax items for the nine and three months ended September 30, 2011 included the reversal of tax accruals no longer required and the expiration of statutes of limitations. Tax items for the nine and three months ended September 30, 2010 included the reversal of tax reserves and associated interest related to federal and various state audits, and the expiration of statutes of limitations. For further discussion, see Note 10. Income Taxes to the condensed consolidated financial statements (“Note 10”).

Consolidated Results of Operations for the Nine Months Ended September 30, 2011

The following discussion compares consolidated operating results for the nine months ended September 30, 2011, with the nine months ended September 30, 2010.

Net revenues, which include excise taxes billed to customers, decreased $765 million (4.1%), due primarily to lower net revenues from the financial services segment as a result of the PMCC Leveraged Lease Charge discussed above, and the cigarettes segment, partially offset by higher net revenues from the smokeless products and wine segments.

Excise taxes on products decreased $285 million (5.0%), due primarily to lower cigarettes volume.

Cost of sales decreased $111 million (1.9%), due primarily to lower cigarettes volume and 2010 implementation costs, partially offset by higher per unit settlement charges, higher user fees imposed by the United States Food and Drug Administration (“FDA”) and higher manufacturing costs.

Marketing, administration and research costs decreased $130 million (6.6%), primarily reflecting the cost reduction initiatives discussed above, a $35 million reduction to the allowance for losses in the financial services segment and lower integration costs, partially offset by a $36 million charge for the Scott case in 2011 (See Note 11) and higher general corporate expenses.

Operating income decreased $23 million (0.5%), due primarily to lower operating results from the financial services segment (reflecting the impact to net revenues associated with the PMCC Leveraged Lease Charge) and cigars segment, and higher general corporate expenses, partially offset by higher operating results from the cigarettes, smokeless products and wine segments (which included lower asset impairment, exit, implementation and integration costs) and changes to the Kraft Foods Inc. (“Kraft”) and Philip Morris International Inc. (“PMI”) tax-related receivables. As discussed in Note 10, changes to Kraft and PMI tax-related receivables were fully offset by a corresponding provision/benefit for income taxes associated with Kraft and PMI.

Interest and other debt expense, net, increased $9 million (1.1%), as a result of the issuance of senior unsecured long-term notes in May 2011, partially offset by debt refinancing activities in 2010.

Earnings from Altria Group, Inc.’s equity investment in SABMiller increased $115 million (26.3%), due primarily to higher ongoing equity earnings and higher net charges in 2010 for SABMiller special items, partially offset by lower gains in 2011 resulting from issuances of common stock by SABMiller.

Altria Group, Inc.’s income tax rate increased 11.1 percentage points to 41.9%, due primarily to the $312 million portion of the PMCC Leveraged Lease Charge that primarily represents a permanent charge for interest on tax underpayments, and the reversal of tax reserves and associated interest in 2010 following the resolution of federal and various state audits.

Net earnings attributable to Altria Group, Inc. of $2,554 million decreased $432 million (14.5%), due primarily to lower operating income, higher interest and other debt expense, net, and a higher tax rate, partially offset by higher earnings from Altria Group, Inc.’s equity investment in SABMiller. Diluted and basic EPS attributable to Altria Group, Inc. of $1.23, each decreased by 14.0%.

Consolidated Results of Operations for the Three Months Ended September 30, 2011

The following discussion compares consolidated operating results for the three months ended September 30, 2011, with the three months ended September 30, 2010.

Net revenues, which include excise taxes billed to customers, decreased $294 million (4.6%), due primarily to lower net revenues from the cigarettes segment, partially offset by higher net revenues from the smokeless products, cigars, wine and financial services segments.

Excise taxes on products decreased $161 million (8.3%), due primarily to lower cigarettes volume.

Cost of sales decreased $102 million (5.1%), due primarily to lower cigarettes volume and 2010 implementation costs, partially offset by higher user fees imposed by the FDA and higher per unit settlement charges.

Marketing, administration and research costs decreased $110 million (15.9%), due primarily to the cost reduction initiatives discussed above and a $35 million reduction to the allowance for losses in the financial services segment, partially offset by higher general corporate expenses.

Operating income increased $102 million (5.7%), due primarily to higher operating results from the financial services, smokeless products, cigars and wine segments and an increase to a Kraft tax-related receivable, partially offset by higher general corporate expenses and lower operating results from the cigarettes segment. As discussed in Note 10, the increase to the Kraft tax-related receivable was fully offset by an additional tax provision associated with Kraft.

Interest and other debt expense, net, increased $14 million (5.0%), as a result of the issuance of senior unsecured long-term notes in May 2011, partially offset by debt refinancing activities in 2010.

Earnings from Altria Group, Inc.’s equity investment in SABMiller increased $22 million (11.8%), due primarily to higher ongoing equity earnings and higher charges in 2010 for SABMiller special items.

Altria Group, Inc.’s income tax rate increased 1.7 percentage points to 34.5%, due primarily to the expiration of statutes of limitations in 2010 and the 2011 tax provision related to Kraft, partially offset by the reversal of tax accruals no longer required in 2011.

Net earnings attributable to Altria Group, Inc. of $1,173 million increased $42 million (3.7%), due primarily to higher operating income and higher earnings from Altria Group, Inc.’s equity investment in SABMiller, partially offset by higher interest and other debt expense, net, and a higher tax rate. Diluted and basic EPS attributable to Altria Group, Inc. of $0.57, each increased by 5.6%.

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

•

to subject tobacco products that are modified or first introduced into the market after March 22, 2011 to application and premarket review and authorization requirements (the “New Product Application Process”) if the FDA does not find them to be “substantially equivalent” to products commercially marketed as of February 15, 2007, and to deny any such new product application thus preventing the distribution and sale of any product affected by such denial;

•

to determine that certain existing tobacco products modified or introduced into the market for the first time between February 15, 2007 and March 22, 2011 are not “substantially equivalent” to products commercially marketed as of February 15, 2007, in which case the FDA could require the removal of such products or subject them to the New Product Application Process and, if any such applications are denied, prevent the continued distribution and sale of such products (see FDA Regulatory Actions below);

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

The law imposes fees on tobacco product manufacturers and importers to pay for the cost of regulation and other matters. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation according to a process set out in the statute, and then among manufacturers and importers within each respective class based on their relative market shares. For a discussion of the impact of the State Settlement Agreements, FETRA and FDA user fee payments on Altria Group, Inc., see Debt and Liquidity – Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation. In addition, compliance with the law’s regulatory requirements has resulted and will result in additional costs for our tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter to date but could become substantial, either individually or in the aggregate, and will depend on the nature of the requirements imposed by the FDA.

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

TPSAC Membership

PM USA and USSTC have raised with the FDA their concerns that certain of the voting members of the TPSAC have financial and other conflicts (including services as paid experts for plaintiffs in tobacco litigation) that could hamper the full and fair consideration of issues by the TPSAC and requested that their appointments be withdrawn. The FDA declined PM USA’s and USSTC’s requests, stating that the FDA had satisfied itself, after inquiry, that the TPSAC members did not have disqualifying conflicts of interest. The FDA stated further that it would continue to screen, in accordance with relevant statutory and regulatory provisions and FDA guidance, all TPSAC members for potential conflicts of interest for matters that the TPSAC would be considering. The FDA also engaged two individuals to serve as consultants to a TPSAC subcommittee who also served as paid experts for plaintiffs in tobacco litigation. PM USA and USSTC raised similar concerns related to the engagement of these individuals and the FDA similarly declined to terminate these engagements. In February 2011, Lorillard Tobacco Company and R.J. Reynolds Tobacco Company filed suit in the U.S. District Court for the District of Columbia against the United States Department of Health and Human Services and individual defendants (sued in their official capacities) asserting that the composition of the TPSAC and the composition of the Constituents Subcommittee of the TPSAC violates several federal laws, including the Federal Advisory Committee Act.

TPSAC Action on Menthol

As mandated by the FSPTCA, in March 2011, the TPSAC submitted to the FDA a report on the impact of the use of menthol in cigarettes on the public health and related recommendations. The TPSAC report stated that “[m]enthol cigarettes have an adverse impact on public health in the United States.” The TPSAC report recommended that the “[r]emoval of menthol cigarettes from the marketplace would benefit public health in the United States.” The report noted the potential that any ban on menthol cigarettes could lead to an increase in contraband cigarettes and other potential unintended consequences and suggested that the FDA consult with appropriate experts on this matter. The TPSAC report also recommended that additional research could address gaps in understanding menthol cigarettes.

In March 2011, PM USA submitted a report to the FDA outlining its position that neither science nor other evidence demonstrates that regulatory actions or restrictions related to the use of menthol cigarettes are warranted. The report noted PM USA’s belief that significant restrictions on the use of menthol cigarettes would have unintended consequences detrimental to public health and society.

In July 2011, the TPSAC revised and approved its March 2011 report. The revisions were editorial in nature and did not change the substantive conclusions and recommendations of the TPSAC.

The FSPTCA does not set a deadline or required timeline for the FDA to act on the TPSAC report. The FDA has stated that the TPSAC report is only a recommendation and that the FDA’s receipt of the TPSAC’s menthol report will not have an immediate effect on the availability of menthol cigarettes. The FDA has also stated that it will review the various submitted reports and available scientific information on menthol to determine what future regulatory action, if any, is warranted. Such future action could include restrictions, or a possible ban, on the manufacturing, marketing and sale of menthol cigarettes. As part of its 90-day progress report on menthol, the FDA announced that it plans to submit its draft review of the science on menthol to an external peer review panel. The FDA indicated that it plans to eventually make the results of this peer review and of the FDA’s preliminary scientific assessment available for public comment. Any future action taken by the FDA to regulate the manufacture, marketing or sale of menthol cigarettes will require formal rulemaking that includes public notice and the opportunity for public comment.

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

Subject to the limitations imposed by the injunction in the Commonwealth Brands case described below, the Final Tobacco Marketing Rule took effect in June 2010. At the time of the re-promulgation of the Final Tobacco Marketing Rule, the FDA also issued an advance notice of proposed rulemaking regarding the so-called “1000 foot rule,” which would establish restrictions on the placement of outdoor tobacco advertising in relation to schools and playgrounds. PM USA and USSTC submitted comments on this advance notice.

Since enactment, several lawsuits have been filed challenging various provisions of the FSPTCA and the Final Tobacco Marketing Rule, including their constitutionality and the scope of the FDA’s authority thereunder. Altria Group, Inc. and its tobacco subsidiaries are not parties to any of these lawsuits. In January 2010, in one such challenge (Commonwealth Brands), the United States District Court of the Western District of Kentucky struck down as unconstitutional, and enjoined enforcement of, the portion of the Final Tobacco Marketing Rule that bans the use of color and graphics in labeling and advertising and claims implying that a tobacco product is safer because of FDA regulation. The parties have appealed and argument on the appeal was heard on July 27, 2011. The FDA has indicated that it does not intend to enforce the ban on the use of color and graphics in labeling and advertising for the duration of the injunction. It is not possible to predict the outcome of any such litigation or its effect on the extent of the FDA’s authority to regulate tobacco products.

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

FDA Regulatory Actions

Graphic Warnings

In June 2011, as required by the FSPTCA, the FDA issued its final rule to modify the required warnings that appear on cigarette packages and in cigarette advertisements. The FSPTCA requires the warnings to consist of nine new textual warning statements accompanied by color graphics depicting the negative health consequences of smoking. The graphic health warnings will (i) be located beneath the cellophane, and comprise the top 50 percent of the front and rear panels of cigarette packages and (ii) occupy 20 percent of a cigarette advertisement and be located at the top of the advertisement. The rule requires that cigarette packaging manufactured after September 22, 2012 contain the new graphic warnings and all cigarette advertising contain the new warnings by that date.

On August 16, 2011, R.J. Reynolds Tobacco Company, Lorillard Tobacco Company, and several other plaintiffs filed suit in the United States District Court for the District of Columbia against the FDA challenging its graphic warnings rule. A hearing on the plaintiffs’ motion for a preliminary injunction was held on September 21, 2011.

PM USA is not a party to this lawsuit. On August 13, 2011, the FDA confirmed that, should an injunction or stay be entered in the graphic warnings lawsuit, it will not enforce the graphic warnings rule against PM USA on the same terms and with the same effect as any such injunction or stay.

New Product Marketing Authorization Processes

In January 2011, the FDA issued guidance concerning reports that manufacturers must submit for certain FDA-regulated tobacco products that the manufacturer modified or introduced for the first time into the market after February 15, 2007. These reports must be reviewed by the agency to determine if such tobacco products are “substantially equivalent” to products commercially available as of February 15, 2007. In general, in order to continue marketing these products sold before March 22, 2011, manufacturers of FDA-regulated tobacco products were required to send to the FDA a report demonstrating substantial equivalence by March 22, 2011. PM USA and USSTC submitted timely reports. PM USA and USSTC can continue marketing these products unless the FDA makes a determination that a specific product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products or subject them to the New Product Application Process and, if any such applications are denied, prevent the continued distribution and sale of such products. PM USA and USSTC believe all of their current products meet the statute’s requirements, but cannot predict when or how the FDA will respond to their reports.

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

The FDA also published a final regulation in July 2011, establishing a process for requesting an exemption from the substantial equivalence requirements for certain minor modifications to tobacco additives. The final rule became effective on August 4, 2011.

Excise Taxes

Tobacco products are subject to substantial excise taxes in the United States. Significant increases in tobacco-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted at the federal, state and local levels within the United States.

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. For example, in 2009, the federal excise tax (“FET”) on cigarettes increased from 39 cents per pack to approximately $1.01 per pack and on July 1, 2010, the New York state excise tax increased $1.60 to $4.35 per pack. Between the end of 1998 and October 24, 2011, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.37 per pack. As of October 24, 2011, Connecticut, Hawaii and Vermont increased their cigarette excise taxes this year and New Hampshire decreased its cigarette excise tax.

Tax increases are expected to continue to have an adverse impact on sales of tobacco products by our tobacco subsidiaries, due to lower consumption levels and to a potential shift in adult consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products. Such shifts may have an impact on the reported share performance of tobacco products of Altria Group, Inc.’s tobacco subsidiaries.

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of October 24, 2011, twenty-one states, Washington, D.C. and Philadelphia, Pennsylvania have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of October 24, 2011, 174 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things:

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

State Settlement Agreements

As discussed in Note 11, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims (collectively, the “State Settlement Agreements”). These settlements require participating manufacturers to make substantial annual payments. For a discussion of the impact of the State Settlement Agreements, FETRA and FDA user fee payments on Altria Group, Inc., see Debt and Liquidity – Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation. The settlements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement, and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

In November 1998, USSTC entered into the Smokeless Tobacco Master Settlement Agreement (the “STMSA”) with the attorneys general of various states and United States territories to resolve the remaining health care cost reimbursement cases initiated against USSTC. The STMSA required USSTC to adopt various marketing and advertising restrictions. USSTC is the only smokeless tobacco manufacturer to sign the STMSA.

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

In February 2011, PM USA filed a lawsuit in federal court challenging the United States Department of Agriculture’s (the “USDA”) method for calculating the 2011 and future tobacco product class shares that are used to allocate liability for the industry payments that fund the FETRA buy-out described above and are used by the FDA to calculate the industry’s FDA user fees. PM USA asserts in this litigation that the USDA violated FETRA and its own regulations by failing to apply the most current FET rates enacted by Congress, which became effective in April 2009, in calculating the class share allocations. PM USA also filed administrative appeals of its FETRA assessments for the first, second and third quarters of fiscal year 2011 (the first two of which have been denied by the USDA) and has submitted a petition for rulemaking with USDA (which petition is still pending), in each case asserting that USDA erroneously failed to base the FETRA class share allocations on the current FET rates.

For a discussion of the impact of the State Settlement Agreements, FETRA and FDA user fee payments on Altria Group, Inc., see Debt and Liquidity – Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation. We do not anticipate that the quota buy-out will have a material adverse impact on our consolidated results in 2011 and beyond.

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

Other Legislation or Governmental Initiatives

In addition to the actions discussed above, other regulatory initiatives affecting the tobacco industry have been adopted or are being considered at the federal level and in a number of state and local jurisdictions. For example, in recent years, legislation has been introduced or enacted at the state or local level to subject tobacco products to various reporting requirements and performance standards (such as reduced cigarette ignition propensity standards); establish educational campaigns relating to tobacco consumption or tobacco control programs, or provide additional funding for governmental tobacco control activities; restrict the sale of tobacco products in certain retail establishments and the sale of tobacco products in certain packing sizes; require tax stamping of moist smokeless tobacco products; require the use of state tax stamps using data encryption technology; and further restrict the sale, marketing and advertising of cigarettes and other tobacco products.

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

Illicit Trade

Altria Group, Inc. and its tobacco subsidiaries support appropriate regulations and enforcement measures to prevent illicit trade in tobacco products. For example, Altria Group, Inc.’s tobacco subsidiaries are engaged in a number of initiatives to help prevent trade in contraband tobacco products, including: enforcement of wholesale and retail trade programs and policies on trade in contraband tobacco products; engagement with and support of law enforcement and regulatory agencies; litigation to protect their trademarks; and support for a variety of federal and state legislative initiatives. Legislative initiatives to address trade in contraband tobacco products are designed to protect the legitimate channels of distribution, impose more stringent penalties for the violation of illegal trade laws and provide additional tools for law enforcement. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products are being considered by a number of jurisdictions. For example, in March 2010, the President signed into law the Prevent All Cigarette Trafficking (PACT) Act, which addresses illegal Internet sales by, among other things, imposing a series of restrictions and requirements on the delivery sale of cigarettes and smokeless tobacco products and makes such products non-mailable to consumers through the United States Postal Service, subject to limited exceptions. Certain Internet cigarette sellers have filed lawsuits challenging the constitutionality of various aspects of this statute and seek injunctive relief in the United States District Courts for the District of Columbia, the Western District of New York and the Eastern District of Pennsylvania. To date, plaintiffs have received injunctive relief in only one of these courts (the Western District of New York), and that injunction is limited to only certain elements of the PACT Act, including a requirement that delivery-sellers obey the laws of the jurisdiction to which they ship cigarettes. The balance of the PACT Act, including the non-mailability provision, has been fully implemented.

Tobacco Price, Availability and Quality

Shifts in crops driven by economic conditions and adverse weather patterns, government mandated prices and production control programs may increase or decrease the cost or reduce the quality of tobacco and other agricultural products used to manufacture our products. As with other agriculture commodities, the price of tobacco leaf can be influenced by economic conditions and imbalances in supply and demand and crop quality and availability can be influenced by variations in weather patterns, including those caused by climate change. Tobacco production in certain countries is subject to a variety of controls, including government mandated prices and production control programs. Changes in the patterns of demand for agricultural products and the cost of tobacco production could cause tobacco leaf prices to increase and could result in farmers growing less tobacco. Any significant change in tobacco leaf prices, quality or availability could affect our tobacco subsidiaries’ profitability and business.

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

Operating Results

The following discussion compares tobacco space operating results for the nine and three months ended September 30, 2011, with the nine and three months ended September 30, 2010.

	For the Nine Months Ended September 30,
	Net Revenues		Operating Companies Income
		(in millions)
	2011	2010	2011	2010
Cigarettes	$16,065	$16,441	$4,403	$4,213
Smokeless products	1,209	1,160	660	586
Cigars	435	437	124	146

Total tobacco space	$17,709	$18,038	$5,187	$4,945

	For the Three Months Ended September 30,
	Net Revenues		Operating Companies Income
		(in millions)
	2011	2010	2011	2010
Cigarettes	$5,330	$5,729	$1,520	$1,533
Smokeless products	426	389	245	210
Cigars	169	147	55	43

Total tobacco space	$5,925	$6,265	$1,820	$1,786

Cigarettes segment

Trade inventory dynamics impacted the cigarettes segment’s results for the three months ended September 30, 2011. The cigarettes segment’s 2011 first-half results benefited from the trade building cigarette inventory levels, and PM USA believes that the trade depleted these inventories in the third quarter, which negatively impacted PM USA’s third-quarter net revenues, operating companies income and volume comparisons. Relative changes in manufacturers’ promotional activities in the third quarter impacted Marlboro’s retail share performance as PM USA focused on expanding margins.

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

The following table summarizes cigarettes segment volume performance, which includes units sold as well as promotional units, but excludes Puerto Rico, U.S. Territories, Overseas Military and Philip Morris Duty Free Inc., none of which, individually or in the aggregate, is material to the cigarettes segment:

	Shipment Volume
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	(in billion units)
	2011	2010	2011	2010
Marlboro	88.2	92.7	28.7	31.8
Other Premium	7.1	7.9	2.4	2.8
Discount	6.1	6.6	2.2	2.0

Total Cigarettes	101.4	107.2	33.3	36.6

The following table summarizes cigarettes segment retail share performance:

	Retail Share
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
Marlboro	42.1%	42.7%	41.7%	42.6%
Other Premium	3.7	3.9	3.7	3.9
Discount	3.2	3.4	3.3	3.1

Total Cigarettes	49.0%	50.0%	48.7%	49.6%

Cigarettes segment retail share results are based on data from SymphonyIRI Group/Capstone, which is a retail tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. The panel was not designed to capture sales through other channels, including the Internet, direct mail and some illicitly tax-advantaged outlets.

PM USA executed the following pricing and promotional allowance actions during 2011 and 2010:

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

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2011, decreased $376 million (2.3%) versus the prior-year period due primarily to lower volume ($1,029 million) and higher promotional allowances ($79 million), partially offset by higher list prices ($732 million). Operating companies income for the nine months ended September 30, 2011 increased $190 million (4.5%) versus the prior-year period, due primarily to higher list prices ($732 million), marketing, administration, and research savings reflecting the cost reduction initiatives discussed above ($115 million) and lower asset impairment, exit and implementation costs related to the closure of the Cabarrus, North Carolina manufacturing facility ($95 million), partially offset by lower volume ($503 million), higher promotional allowances ($79 million), higher per unit settlement charges ($75 million), higher FDA user fees ($71 million) and a $36 million charge for the Scott case in 2011 (See Note 11).

Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2011, decreased $399 million (7.0%) versus the prior-year period due primarily to lower volume ($590 million) and higher promotional allowances ($78 million), partially offset by higher list prices ($269 million). Operating companies income for the three months ended September 30, 2011 decreased $13 million (0.8%) versus the prior-year period, due primarily to lower volume ($286 million), higher promotional allowances ($78 million) and higher FDA user fees ($25 million), partially offset by higher list prices ($269 million), marketing, administration, and research savings reflecting the cost reduction initiatives discussed above ($85 million) and lower asset impairment, exit and implementation costs related to the closure of the Cabarrus, North Carolina manufacturing facility ($24 million).

For the nine and three months ended September 30, 2011, PM USA’s reported domestic cigarette shipment volume declined 5.4% and 9.0%, respectively, versus the prior-year periods due primarily to trade inventory dynamics and retail share losses. PM USA believes that third-quarter volume comparisons were negatively impacted because the trade depleted cigarette inventories in the third quarter that had been built in the first half of 2011. After adjusting for changes in trade inventories, PM USA’s domestic cigarette shipment volume for both the nine and three months ended September 30, 2011 was estimated to be down approximately 5% versus the prior-year periods. For both the nine and three months ended September 30, 2011, total cigarette category volume was estimated to be down approximately 3.5% versus the prior-year periods, when adjusted primarily for changes in trade inventories.

PM USA’s total premium brands (Marlboro and Other Premium brands) shipment volume decreased 5.3% and 10.1%, for the nine months and three months ended September 30, 2011, respectively, versus the prior-year periods. Marlboro shipment volume decreased 4.5 billion units (4.9%) for the nine months ended September 30, 2011 and decreased 3.1 billion units (10.0%) for the three months ended September 30, 2011 versus the prior-year periods. In the Discount brands, PM USA’s shipment volume for the nine months ended September 30, 2011 decreased 7.1% versus the prior-year period, and increased 9.5% for the three months ended September 30, 2011 versus the prior-year period. Shipments of premium cigarettes accounted for 93.9% and 93.2% of PM USA’s total volume for the nine and three months ended September 30, 2011, respectively, versus 93.8% and 94.4% of PM USA’s total volume for the nine and three months ended September 30, 2010, respectively.

For the nine months ended September 30, 2011, PM USA’s and Marlboro’s retail share declined 1.0 and 0.6 share points, respectively, versus the prior-year period as Marlboro had delivered record retail share results for the nine months ended September 30, 2010 that were achieved at lower margin levels. For the three months ended September 30, 2011, PM USA’s and Marlboro’s retail share each decreased 0.9 share points versus the prior-year period, due primarily to relative changes in manufacturers’ promotional activities. Following PM USA’s July 2011 list price increase, Marlboro’s third-quarter retail price increased more than major competitive premium and discount brands as PM USA focused on growing its margins.

Smokeless products segment

The smokeless products segment delivered higher operating companies income and improved margins for the nine and three months ended September 30, 2011 versus the comparable prior-year periods driven by its leading premium brands Copenhagen and Skoal. Copenhagen achieved strong volume and retail share growth for the nine and three months ended September 30, 2011. Skoal grew its volume for the nine and three months ended September 30, 2011 versus the prior-year periods as a result of its brand-building initiatives and new product introductions. Copenhagen and Skoal’s combined retail share grew in the third-quarter on both a year-over-year and sequential basis.

The following table summarizes smokeless products segment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	(cans and packs in millions)
	2011	2010	2011	2010

Copenhagen	258.5	244.9	90.0	80.9
Skoal	214.9	208.7	70.9	69.8

Copenhagen and Skoal	473.4	453.6	160.9	150.7
Other	71.9	98.3	22.6	33.2

Total Smokeless products	545.3	551.9	183.5	183.9

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

New types of smokeless products, as well as new packaging configurations of existing smokeless products, may or may not be equivalent to existing moist smokeless tobacco (“MST”) products on a can for can basis. USSTC and PM USA have assumed the following equivalent ratios to calculate volumes of cans and packs shipped:

•	One pack of snus, irrespective of the number of pouches in the pack, is equivalent to one can of MST;

•	One can of Skoal Slim Can pouches is equivalent to a 0.53 can of MST; and

•	All other products are considered to be equivalent on a can for can basis.

If assumptions regarding these equivalent ratios change, it may result in a change to these reported results.

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
Copenhagen	25.8%	24.7%	26.5%	24.5%
Skoal	22.9	23.6	22.8	23.4

Copenhagen and Skoal	48.7	48.3	49.3	47.9
Other	6.2	7.2	5.9	7.4

Total Smokeless products	54.9%	55.5%	55.2%	55.3%

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

USSTC and PM USA executed the following pricing actions during 2011 and 2010:

•	Effective May 22, 2011, USSTC increased the list prices on its MST brands by $0.10 per can and Skoal Snus by $0.31 per can.

•	Effective May 18, 2011, PM USA increased the list price on Marlboro Snus tins by $0.31 per tin.

•	Effective May 28, 2010, USSTC increased the list price on substantially all of its brands by $0.10 per can.

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2011, increased $49 million (4.2%) versus the prior-year period, due primarily to higher pricing ($62 million), partially offset by lower volume. Operating companies income for the nine months ended September 30, 2011 increased $74 million (12.6%) versus the prior-year period, due primarily to higher pricing ($62 million), lower marketing, administration and research costs ($36 million) reflecting the cost reduction initiatives discussed above, and lower asset impairment, exit and integration costs, partially offset by lower volume and higher manufacturing costs.

Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2011, increased $37 million (9.5%) versus the prior-year period, due primarily to higher pricing ($22 million) and higher premium volume. Operating companies income for the three months ended September 30, 2011 increased $35 million (16.7%) versus the prior-year period, due primarily to higher pricing ($22 million) and lower marketing, administration and research costs reflecting the cost reduction initiatives discussed above.

For the nine months and three months ended September 30, 2011, USSTC and PM USA’s combined domestic smokeless products shipment volume decreased 1.2% and 0.2%, respectively versus the prior-year periods, as shipment declines in its Other portfolio brands, including Marlboro Snus, were partially offset by volume growth on Copenhagen and Skoal. Copenhagen’s volume continued to benefit from recent product introductions, including Copenhagen Wintergreen Pouches. Skoal’s volume growth benefited from the Skoal X-tra and Skoal Snus new products introduced in the first quarter of 2011, partially offset by the de-listing of seven Skoal stock-keeping units (“SKUs”) that occurred in the second quarter of 2011. Marlboro Snus’s volume was negatively impacted by significantly lower levels of promotional support, when compared to activity around last year’s national expansion, and the shift in mix from packages with six pouches to tins with fifteen pouches.

After adjusting for changes in trade inventories, USSTC and PM USA’s combined domestic smokeless products shipment volume for the nine and three months ended September 30, 2011 was estimated to be up approximately 4% and 5%, respectively, versus the prior-year periods. USSTC and PM USA believe that the smokeless category’s volume in the first nine months of 2011 grew at an estimated rate of approximately 5% versus the prior-year period.

For the nine and three months ended September 30, 2011, Copenhagen and Skoal’s combined retail share increased 0.4 and 1.4 share points, respectively, versus the prior-year periods, and on a sequential basis, their combined third-quarter of 2011 retail share increased 0.4 share points versus the second quarter of 2011.

Copenhagen’s retail share for the nine and three months ended September 30, 2011 increased 1.1 and 2.0 share points, respectively, versus the prior-year periods. Copenhagen’s retail share results continued to benefit from recent product introductions, which include the June 2011 introduction of Copenhagen Wintergreen Pouches. Skoal’s retail share for the nine and three months ended September 30, 2011, decreased 0.7 and 0.6 share points, respectively, versus the prior-year periods, as share losses, which include the impact of the second-quarter of 2011 de-listing of seven SKUs, were partially offset by share gains on its new Skoal X-tra products and two new Skoal Snus variants that were introduced earlier this year.

USSTC and PM USA’s combined retail share for the nine and three months ended September 30, 2011, decreased 0.6 and 0.1 share points, respectively, versus the prior-year periods, due to share losses on Other portfolio brands, including Marlboro Snus, and Skoal, partially offset by share gains on Copenhagen. On a sequential basis, USSTC and PM USA’s 2011 third-quarter combined retail share increased 0.1 share point versus the second quarter of 2011, due primarily to sequential retail share growth on Copenhagen, partially offset by share losses in the balance of the portfolio.

Cigars segment

Middleton’s operating companies income and volume gains for the three months ended September 30, 2011 were due to new product introductions and other brand-building initiatives on Black & Mild. In the third quarter of 2011, Middleton achieved double-digit growth in net revenues and operating companies income, and substantially increased its margins versus the comparable prior-year period.

The following table summarizes cigars segment volume performance for machine-made large cigars:

	Shipment Volume
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	(units in millions)
	2011	2010	2011	2010
Black & Mild	945	924	346	332
Other	15	19	5	6

Total Cigars	960	943	351	338

The following table summarizes cigars segment retail share performance:

	Retail Share
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
Black & Mild	29.1%	28.7%	29.2%	29.7%
Other	0.2	0.4	0.3	0.3

Total Cigars	29.3%	29.1%	29.5%	30.0%

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

Middleton executed the following pricing actions during 2010:

•	Effective November 15, 2010, Middleton executed various list price increases across substantially all of its brands resulting in a weighted-average increase of approximately $0.09 per five-pack.

•	Effective January 11, 2010, Middleton executed various list price increases across substantially all of its brands resulting in a weighted-average increase of approximately $0.18 per five-pack.

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2011, decreased $2 million (0.5%) versus the prior-year period, due primarily to higher promotional investments ($24 million), partially offset by higher pricing ($13 million) and higher volume. Operating companies income for the nine months ended September 30, 2011 decreased $22 million (15.1%) versus the prior-year period, due primarily to higher promotional investments ($24 million) and higher manufacturing costs ($15 million), partially offset by higher pricing ($11 million) and higher volume.

Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2011, increased $22 million (15.0%), versus the prior-year period, due primarily to lower promotional investments ($12 million), higher volume and higher pricing. Operating companies income for the three months ended September 30, 2011 increased $12 million (27.9%) versus the prior-year period, due primarily to lower promotional investments ($12 million) and higher volume, partially offset by higher manufacturing costs.

Middleton’s reported cigars shipment volume for the nine and three months ended September 30, 2011 increased 1.8% and 3.7%, respectively, versus the prior-year periods. Shipment volume benefited from new product introductions and changes in trade inventories as wholesalers increased Black & Mild cigar inventories in the third quarter of 2011.

For the nine months ended September 30, 2011, Black & Mild’s retail share increased 0.4 share points versus the prior-year period as the brand benefited from new product introductions. Black & Mild’s 2011 third-quarter retail share decreased 0.5 share points versus the prior-year period due primarily to heightened competitive activity and lower Black & Mild promotional spending. On a sequential basis, Black & Mild’s 2011 third-quarter retail share improved 0.4 share points versus the second quarter of 2011.

Middleton expects to continue building Black & Mild’s marketplace position with new products and other initiatives. Middleton announced plans in September 2011 to broaden its untipped cigarillo portfolio with the 2011 fourth-quarter national introduction of Black & Mild Wine which, along with Black & Mild Sweets and Classic, will be available in a new Aroma Wrap™ foil pouch.

During the second quarter of 2011, Middleton entered into a contract manufacturing arrangement to source the production of a portion of its cigars overseas. Middleton entered into this arrangement to access additional production capacity in an uncertain competitive environment and a tax environment that potentially benefits imported large cigars over those manufactured domestically.

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

Operating Results

For the nine and three months ended September 30, 2011 the wine segment delivered higher financial and volume results, versus the prior-year periods, as it continued to focus on improving its mix to higher margin, premium products. Net revenues and operating companies income experienced double-digit growth, and Ste. Michelle achieved margin growth for the nine and three months ended September 30, 2011 versus the comparable prior-year periods.

The following discussion compares wine segment results for the nine and three months ended September 30, 2011, with the nine and three months ended September 30, 2010.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	(in millions)
	2011	2010	2011	2010
Net revenues	$349	$308	$132	$107

Operating companies income	$54	$31	$23	$12

The following table summarizes wine segment case shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	(cases in thousands)
	2011	2010	2011	2010
Chateau Ste. Michelle	1,718	1,625	605	557
Columbia Crest	1,356	1,406	479	445
Other	1,892	1,527	757	536

Total Wine	4,966	4,558	1,841	1,538

Net revenues, which include excise taxes billed to customers, for the nine and three months ended September 30, 2011 increased $41 million (13.3%) and $25 million (23.4%), respectively, versus the prior-year periods, due primarily to higher premium shipment volume. Operating companies income for the nine and three months ended September 30, 2011 increased $23 million (74.2%) and $11 million (91.7%), respectively, versus the prior-year periods, due primarily to higher premium shipment volume and lower integration and UST acquisition-related costs.

During the nine and three months ended September 30, 2011, Ste. Michelle’s reported wine shipment volume increased 8.9% and 19.7% respectively, versus the prior-year periods. Ste. Michelle’s 2011 third-quarter reported wine shipment volume increased due primarily to the national expansion of select wines into off-premise channels, growth in its Chateau Ste. Michelle brand and the timing of shipments for Columbia Crest.

Financial services segment

Business Environment

In 2003, PMCC ceased making new investments and began focusing exclusively on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. During the nine months ended September 30, 2011 and 2010, proceeds from asset management activities totaled $248 million and $119 million, respectively, and gains included in operating companies income totaled $48 million and $42 million, respectively. During the three months ended September 30, 2011 and 2010, proceeds from asset management activities totaled $119 million and $47 million, respectively, and gains included in operating companies income totaled $36 million and $12 million, respectively.

As discussed previously, during the second quarter of 2011, Altria Group, Inc. recorded the PMCC Leverage Lease Charge. Approximately 50% of the charge ($315 million), which does not include potential penalties, represents a reduction in cumulative lease earnings recorded to date that will be recaptured over the remainder of the affected lease terms. The remaining portion of the charge ($312 million) primarily represents a permanent charge for interest on tax underpayments. See Note 8, Note 10 and Note 11 for further discussion of matters related to this charge.

PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. During the third quarter of 2011, PMCC determined that its allowance for losses exceeded the amount required based on its assessment of the credit quality of the leasing portfolio including reductions in exposure to below investment grade lessees. As a result, the allowance for losses was reduced by $35 million, which was recorded as income during the third quarter of 2011. PMCC believes that, as of September 30, 2011, the allowance for losses of $167 million is adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may have to increase its allowance for losses if such conditions worsen. All PMCC lessees were current on their lease payment obligations as of September 30, 2011. For further discussion of finance assets, see Note 8.

Operating Results

The following discussion compares financial services segment results for the nine and three months ended September 30, 2011, with the nine and three months ended September 30, 2010.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Net revenues	$(387)	$90	$51	$30

Operating companies (loss) income	$(359)	$87	$83	$27

PMCC’s net revenues for the nine months ended September 30, 2011 decreased $477 million (100+%) from the prior-year period, due primarily to the PMCC Leveraged Lease Charge, partially offset by higher gains on asset sales. Operating companies income for the nine months ended September 30, 2011 decreased $446 million (100+%) from the prior-year period, due primarily to the PMCC Leveraged Lease Charge, partially offset by the $35 million reduction to the allowance for losses and higher gains on asset sales.

PMCC’s net revenues for the three months ended September 30, 2011 increased $21 million (70.0%) from the prior-year period, due primarily to higher gains on asset sales. Operating companies income for the three months ended September 30, 2011 increased $56 million (100+%) from the prior-year period, due primarily to the $35 million reduction to the allowance for losses and higher gains on asset sales.

Financial Review

Net Cash Provided by Operating Activities

During the first nine months of 2011, net cash provided by operating activities was $2,564 million compared with $1,722 million during the first nine months of 2010. This increase was due primarily to a payment of approximately $945 million for taxes and associated interest in July 2010 to the Internal Revenue Service (“IRS”) associated with certain leveraged lease transactions entered into by PMCC (referred to by the IRS as lease-in/lease-out (“LILO”) and sale-in/lease-out (“SILO”) transactions) for the 1996-2003 tax years, and lower payments in 2011 related to exit and integration costs and State Settlement Agreements, partially offset by a voluntary $200 million contribution made to Altria Group, Inc.’s pension plan during the first quarter of 2011, and higher tax payments in 2011 related to the decision not to claim tax benefits for PMCC’s LILO and SILO transactions beginning in 2010 as discussed in Note 11.

Altria Group, Inc. had a working capital deficit at September 30, 2011 and December 31, 2010. Altria Group, Inc.’s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or its short-term borrowings availability as discussed in the Debt and Liquidity section.

Net Cash Provided by Investing Activities

During the first nine months of 2011, net cash provided by investing activities was $174 million compared with $83 million during the first nine months of 2010. This increase was due primarily to higher proceeds from finance asset sales in the first nine months of 2011.

Net Cash Used in Financing Activities

During the first nine months of 2011, net cash used in financing activities was essentially unchanged at $2.0 billion versus the prior-year period as higher net issuances of debt during the first nine months of 2011 were mostly offset by the completion of Altria Group, Inc.’s $1.0 billion one-year share repurchase program, which was authorized in January 2011, and a higher dividend rate in 2011.

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

At September 30, 2011, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s	P-2	Baa1	Stable
Standard & Poor’s	A-2	BBB	Stable
Fitch	F2	BBB+	Stable

Credit Lines – From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At September 30, 2011 and 2010, Altria Group, Inc. had no short-term borrowings.

For the nine and three months ended September 30, 2011 and 2010, Altria Group, Inc.’s average daily short-term borrowings, peak short-term borrowings outstanding and weighted-average interest rate on short-term borrowings were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	(dollars in millions)
	2011	2010	2011	2010
Average daily short-term borrowings	$91	$249	$—	$149
Peak short-term borrowings outstanding	$865	$1,419	$—	$550
Weighted-average interest rate on short-term borrowings	0.40%	0.39%	—	0.47%

Short-term borrowings were repaid with cash provided by operating activities. Peak borrowings for the nine months ended September 30, 2011 and 2010 were due primarily to payments related to State Settlement Agreements as further discussed in Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation, Tobacco Space – Business Environment and Note 11. Peak borrowings for the three months ended September 30, 2010 were due primarily to the payment of approximately $945 million of tax and associated interest in July 2010 with respect to certain PMCC leveraged lease transactions, as further discussed in Note 11.

At September 30, 2011, the credit line available to Altria Group, Inc. was $3.0 billion and there were no short-term borrowings. As discussed further below, Altria Group, Inc.’s credit line provides support for its commercial paper program.

On June 30, 2011, Altria Group, Inc. entered into a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires on June 30, 2016. The Credit Agreement replaced Altria Group, Inc.’s $0.6 billion senior unsecured 364-day revolving credit agreement, which was to expire on November 16, 2011 (the “364-Day Agreement”), and Altria Group, Inc.’s $2.4 billion senior unsecured 3-year revolving credit agreement, which was to expire on November 20, 2012 (together with the 364-Day Agreement, the “Terminated Agreements”). The Terminated Agreements were terminated effective June 30, 2011. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage equal to Altria Group, Inc.’s credit default swap spread subject to certain minimum rates and maximum rates based on the higher of the rating of Altria Group, Inc.’s long-term senior unsecured debt from Standard & Poor’s and Moody’s. The applicable minimum and maximum rates based on Altria Group, Inc.’s long-term senior unsecured debt ratings at September 30, 2011 for borrowings under the Credit Agreement are 0.75% and 1.75%, respectively. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper program. As in the Terminated Agreements, the Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated EBITDA of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At September 30, 2011, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.9 to 1.0 and 6.4 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense” as defined in the Credit Agreement include certain adjustments. Exhibit 99.3 sets forth the definitions of these terms as they appear in the Credit Agreement.

Any commercial paper issued by Altria Group, Inc. and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 12. Condensed Consolidating Financial Information to the condensed consolidated financial statements (“Note 12”).

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

Debt – At September 30, 2011 and December 31, 2010, Altria Group, Inc.’s total debt, all of which is consumer products debt, was $13.7 billion and $12.2 billion, respectively.

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

The obligations of Altria Group, Inc. under the notes are guaranteed by PM USA. For further discussion, see Note 12.

Guarantees and Redeemable Noncontrolling Interest – As discussed in Note 11, Altria Group, Inc. had guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at September 30, 2011. In addition, as discussed above and in Note 12, PM USA has issued guarantees related to Altria Group, Inc.’s indebtedness.

Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation – As discussed previously and in Note 11, PM USA has entered into State Settlement Agreements with the states and territories of the United States. PM USA also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA’s obligations under this trust expired on December 15, 2010 (these obligations had been offset by the obligations imposed on PM USA by FETRA, which expires in 2014). USSTC and Middleton are also subject to obligations imposed by FETRA. In addition, in June 2009, PM USA and a subsidiary of USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. The State Settlement Agreements, FETRA, and the FDA user fees call for payments that are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.’s subsidiaries recorded charges to cost of sales of $3.7 billion and $3.8 billion for the nine months ended September 30, 2011 and 2010, respectively, and $1.2 billion and $1.3 billion for the three months ended September 30, 2011 and 2010, respectively.

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

Litigation Escrow Deposits – With respect to certain adverse verdicts currently on appeal, as of September 30, 2011, PM USA has posted various forms of security totaling approximately $49 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheet.

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

Leases – PMCC’s investment in leases is included in the line item finance assets, net, on the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010. At September 30, 2011, PMCC’s net finance receivables of approximately $3.7 billion in leveraged leases, which are included in finance assets, net on Altria Group, Inc.’s condensed consolidated balance sheet, consisted of rents receivable ($11.6 billion) and the residual value of assets under lease ($1.3 billion), reduced by third-party nonrecourse debt ($7.3 billion) and unearned income ($1.9 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. The third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net on Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, at September 30, 2011, also included net finance receivables for direct finance leases ($0.3 billion) and an allowance for losses ($0.2 billion).

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

During the nine months ended September 30, 2011, 2.2 million shares of restricted and deferred stock vested. The total fair value of restricted and deferred stock vested during the nine months ended September 30, 2011 was approximately $53 million. The weighted-average grant date fair value per share of these awards was $22.66.

Dividends paid in the first nine months of 2011 and 2010 were approximately $2.4 billion and $2.2 billion, respectively, an increase of 9.9%, primarily reflecting a higher dividend rate.

During the third quarter of 2011, Altria Group, Inc.’s Board of Directors approved a 7.9% increase in the quarterly dividend rate to $0.41 per common share versus the previous rate of $0.38 per common share. Altria Group, Inc. continues to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $1.64 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of Altria Group, Inc.’s Board of Directors.

In January 2011, Altria Group, Inc.’s Board of Directors authorized a $1.0 billion one-year share repurchase program. During the third quarter of 2011, Altria Group, Inc. repurchased 14.8 million shares of its common stock at an aggregate cost of approximately $384 million, or an average price of $25.93 per share, under this share repurchase program.

Altria Group, Inc. completed the January 2011 share repurchase program during the third quarter of 2011. Over the course of this program, Altria Group, Inc. repurchased a total of 37.6 million shares of its common stock at an average price of $26.62 per share.

On October 26, 2011, Altria Group, Inc.’s Board of Directors authorized a new $1.0 billion share repurchase program, which Altria Group, Inc. intends to complete by the end of 2012. Share repurchases under this new program depend upon marketplace conditions and other factors, and the program remains subject to the discretion of Altria Group, Inc.’s Board of Directors.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in Altria Group, Inc.’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the “Business Environment” sections preceding our discussion of operating results of our subsidiaries’ businesses. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.

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

Excise Taxes. Tobacco products are subject to substantial excise taxes, and significant increases in tobacco product-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States at the state, federal and local levels. Tax increases are expected to continue to have an adverse impact on sales of our tobacco products due to lower consumption levels and to a potential shift in adult consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products. Such shifts may have an impact on the reported share performance of tobacco products of Altria Group, Inc.’s tobacco subsidiaries. For further discussion, see Tobacco Space – Business Environment – Excise Taxes.

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

Information Systems. Altria Group, Inc. and its subsidiaries use information systems to help manage business processes, collect and interpret business data and communicate internally and externally with employees, suppliers, customers and others. Many of these information systems are managed by third-party service providers. We have backup systems and business continuity plans in place and we take care to protect our systems and data from unauthorized access. Nevertheless, failure of our systems to function as intended, or penetration of our systems by outside parties intent on extracting or corrupting information or otherwise disrupting business processes, could result in loss of revenue, assets or personal or other sensitive data, cause damage to the reputation of our companies and their brands and result in significant remediation and other costs to Altria Group, Inc. and its subsidiaries.

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

On October 26, 2011, Altria Group, Inc.’s Board of Directors authorized a new $1.0 billion share repurchase program, which Altria Group, Inc. intends to complete by the end of 2012. Share repurchases under this new program depend upon marketplace conditions and other factors, and the program remains subject to the discretion of Altria Group, Inc.’s Board of Directors.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended September 30, 2011, was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1-31, 2011	3,480,000	$26.29	26,236,999	$292,429,728
August 1-31, 2011	9,520,000	$25.59	35,756,999	$48,790,142
September 1-30, 2011	1,807,884	$26.99	37,564,883	—

For the Quarter Ended September 30, 2011	14,807,884	$25.93

(1)

The total number of shares purchased represents shares purchased under Altria Group, Inc.’s $1.0 billion one-year share repurchase program, which was authorized by its Board of Directors in January 2011. In September 2011, Altria Group, Inc. completed the program, repurchasing a total of 37.6 million shares of its common stock at an average price of $26.62 per share.

(2)	Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.

Item 5.      Other Information.

New Cost Reduction Program

On October 26, 2011, Altria Group, Inc.’s Board of Directors approved a new cost reduction program for its tobacco and service company subsidiaries, reflecting Altria Group, Inc.’s objective to reduce cigarette-related infrastructure ahead of Philip Morris USA Inc.’s cigarette volume declines. The program is expected to deliver $400 million in annualized cost savings by the end of 2013. Altria Group, Inc. estimates total pre-tax restructuring charges in connection with this new program of approximately $375 million, with approximately $340 million or $0.11 per share to be recorded in the fourth quarter of 2011, and the balance in 2012. The estimated charges, substantially all of which will result in cash expenditures, relate primarily to employee separation costs of approximately $300 million, and other associated costs of approximately $75 million including lease termination and asset impairment. These estimated charges do not reflect the non-cash impact which may result from pension settlement and curtailment accounting.

New Share Repurchase Program

On October 26, 2011, Altria Group, Inc.’s Board of Directors authorized a new $1.0 billion share repurchase program, which Altria Group, Inc. intends to complete by the end of 2012. Share repurchases under this new program depend upon marketplace conditions and other factors, and the program remains subject to the discretion of Altria Group, Inc.’s Board of Directors.

Item 6.	Exhibits.

3.1	Amended and Restated By-Laws of Altria Group, Inc. (incorporated by reference to Exhibit 3.1 to Altria Group, Inc.’s Current Report on Form 8-K filed on October 25, 2011 (File No. 1-08940).
12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

99.3	Definitions of Terms Related to Financial Covenants included in Altria Group, Inc.’s 5-Year Revolving Credit Agreement dated as of June 30, 2011.

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

October 27, 2011