Form 10-K
period 2011-12-31
ALTRIA GROUP, INC.
filed 2012-02-16
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-08940

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $55 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at January 31, 2012
Common Stock, $0.33 1/3 par value	2,045,667,279 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s annual report to stockholders for the year ended December 31, 2011 (the “2011 Annual Report”)	Parts I, II, and IV
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 17, 2012, to be filed with the Securities and Exchange Commission (“SEC”) on or about April 5, 2012.	Part III

PART I

Item 1.	Business.

(a) General Development of Business

General: Altria Group, Inc. is a holding company incorporated in the Commonwealth of Virginia in 1985. At December 31, 2011, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; UST LLC (“UST”), which through its direct and indirect wholly-owned subsidiaries including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless products and wine; and John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 27.0% economic and voting interest in SABMiller plc (“SABMiller”) at December 31, 2011, which is accounted for under the equity method of accounting.

As discussed in Note 3. UST Acquisition to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2011 Annual Report, on January 6, 2009, Altria Group, Inc. acquired all of the outstanding common stock of UST. As a result of the acquisition, UST became an indirect wholly-owned subsidiary of Altria Group, Inc.

On March 28, 2008, Altria Group, Inc. distributed all of its interest in Philip Morris International Inc. (“PMI”) to Altria Group, Inc. stockholders in a tax-free distribution. On March 30, 2007, Altria Group, Inc. distributed all of its remaining interest in Kraft Foods Inc. (“Kraft”) on a pro-rata basis to Altria Group, Inc. stockholders in a tax-free distribution. Following the respective distributions of PMI and Kraft, Altria Group, Inc. does not own any shares of PMI and Kraft stock. Altria Group, Inc. has reflected the results of PMI and Kraft prior to the respective distributions as discontinued operations. The PMI and Kraft spin-offs resulted in a net decrease to Altria Group, Inc.’s total stockholders’ equity of $14.7 billion and $30.5 billion, respectively, on the respective distribution dates. Following the Kraft spin-off, Altria Group, Inc. lowered its dividend so that holders of both Altria Group, Inc. and Kraft shares would receive initially, in the aggregate, the same dividends paid by Altria Group, Inc. prior to the Kraft spin-off. Similarly, following the PMI spin-off, Altria Group, Inc. lowered its dividend so that holders of both Altria Group, Inc. and PMI shares would receive initially, in the aggregate, the same dividends paid by Altria Group, Inc. prior to the PMI spin-off.

On December 11, 2007, Altria Group, Inc. acquired all of the outstanding stock of Middleton for $2.9 billion in cash. The acquisition was financed with available cash.

Source of Funds: Because Altria Group, Inc. is a holding company, its principal sources of funds consist of cash received from its wholly-owned subsidiaries from the payment of dividends and distributions, and the payment of interest on intercompany loans. At December 31, 2011, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller, if and when SABMiller pays such dividends.

(b) Financial Information About Segments

At December 31, 2011, Altria Group, Inc.’s reportable segments were: cigarettes, smokeless products, cigars, wine and financial services. Net revenues and operating companies income (together with reconciliation to earnings before income taxes) attributable to each such segment for each of the last three years are set forth in Note 16. Segment Reporting to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2011 Annual Report.

Altria Group, Inc.’s chief operating decision maker reviews operating companies income to evaluate the performance of and allocate resources to the segments. Operating companies income for the segments excludes general corporate expenses and amortization of intangibles. Interest and other debt expense, net (consumer products), and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by Altria Group, Inc.’s chief operating decision maker. Information about total assets by segment is not disclosed because such information is not reported to or used by Altria Group, Inc.’s chief operating decision maker. Segment goodwill and other intangible assets, net, are disclosed in Note 4. Goodwill and Other Intangible Assets, net to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2011 Annual Report. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2011 Annual Report (“Note 2”).

The relative percentages of operating companies income attributable to each reportable segment were as follows:

	2011	2010	2009
Cigarettes	87.9%	82.1%	85.3%
Smokeless products	13.6	12.1	6.4
Cigars	2.6	2.5	3.0
Wine	1.4	0.9	0.7
Financial services	(5.5)	2.4	4.6

	100.0%	100.0%	100.0%

Changes in the relative percentages above reflect the following:

•

Asset Impairment, Exit, Implementation and Integration Costs: For a discussion of asset impairment, exit, implementation and integration costs and a breakdown of these costs by segment, see Note 5. Asset Impairment, Exit, Implementation and Integration Costs to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2011 Annual Report (“Note 5”).

•

PMCC Leveraged Lease Charge: During 2011, Altria Group, Inc. recorded a one-time charge of $627 million related to the tax treatment of certain leveraged lease transactions entered into by PMCC (“PMCC Leveraged Lease Charge”). Included in this charge was a pre-tax charge of $490 million that was recorded as a decrease to PMCC’s net revenues and operating companies income (see Note 8. Finance Assets, net to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2011 Annual Report (“Note 8”); Note 15. Income Taxes to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2011 Annual Report (“Note 15”); Note 19. Contingencies to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2011 Annual Report (“Note 19”) and Item 3. Legal Proceedings (“Item 3”) for further discussion of matters related to this charge).

•

Tobacco and Health Judgments: During 2011, Altria Group, Inc. recorded pre-tax charges of $98 million excluding accrued interest, related to tobacco and health judgments in the Williams, Bullock and Scott cases. These charges are reflected in the cigarettes segment and are discussed further in Item 3 and Note 19.

Beginning January 1, 2012, the chief operating decision maker is evaluating the combination of the former cigars and cigarettes segments as a single smokeable products segment, which is related to a cost reduction program announced in October 2011 (the “2011 Cost Reduction Program”).

Effective with the first quarter of 2012, Altria Group, Inc.’s reportable segments will be smokeable products, smokeless products, wine and financial services. In addition, in connection with the 2011 Cost Reduction Program, effective January 1, 2012, Middleton became a wholly-owned subsidiary of PM USA. For further discussion on the 2011 Cost Reduction Program, see Note 5.

(c) Narrative Description of Business

Portions of the information called for by this Item are hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Results by Business Segment” on pages 79 to 92 of the 2011 Annual Report and made a part hereof.

Tobacco Space

Altria Group, Inc.’s tobacco operating companies include PM USA, USSTC and other subsidiaries of UST, and Middleton. In addition, Altria Group Distribution Company provides centralized sales, distribution and consumer engagement services for Altria Group, Inc.’s tobacco operating companies.

Altria Group, Inc.’s tobacco operating companies believe that a significant number of adult tobacco consumers switch between tobacco categories or use multiple forms of tobacco products and that approximately 30% of adult smokers are interested in spit-free smokeless alternatives to cigarettes.

Cigarettes: PM USA is the largest cigarette company in the United States, with total cigarette shipment volume in the United States of approximately 135.1 billion units in 2011, a decrease of approximately 4.0% from 2010. Marlboro, the principal cigarette brand of this company, has been the largest-selling cigarette brand in the United States for over 30 years.

Smokeless products: USSTC is the leading producer and marketer of moist smokeless tobacco products. The smokeless products segment includes the premium brands, Copenhagen and Skoal, value brands, Red Seal and Husky and Marlboro Snus, a PM USA spit-less smokeless tobacco product. Substantially all of the smokeless products are manufactured and sold to customers in the United States. Total smokeless products shipment volume was 734.6 million units in 2011, an increase of 1.4% from 2010.

Cigars: Middleton is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco to customers, substantially all of which are located in the United States. Total shipment volume for the cigars segment was 1,246 million units in 2011, which was unchanged from 2010. Black & Mild is the principal cigar brand of Middleton. In 2011, Middleton entered into a contract manufacturing arrangement to source the production of a portion of its cigars overseas. Middleton entered into this arrangement to access additional production capacity in an uncertain competitive environment and a tax environment that potentially benefits imported large cigars over those manufactured domestically.

Distribution, Competition and Raw Materials: Altria Group, Inc.’s tobacco subsidiaries sell their tobacco products principally to wholesalers (including distributors), large retail organizations, including chain stores, and the armed services.

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

In June 2009, the President signed into law the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”), which provides the United States Food and Drug Administration (“FDA”) with broad authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of cigarettes, cigarette tobacco and smokeless tobacco products; the authority to require disclosures of related information; and the authority to enforce the FSPTCA and related regulations. The law also grants the FDA authority to extend its application, by regulation, to other tobacco products, including cigars. The FSPTCA imposes significant new restrictions on the sale, advertising and promotion of tobacco products. PM USA and a subsidiary of USSTC are subject to quarterly user fees as a result of this legislation, and the cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. PM USA, USSTC and other U.S. tobacco manufacturers have agreed to other marketing restrictions in the United States as part of the settlements of state health care cost recovery actions.

In the United States, under a contract growing program, PM USA purchases burley and flue-cured leaf tobaccos of various grades and styles directly from tobacco growers. Under the terms of this program, PM USA agrees to purchase the amount of tobacco specified in the grower contracts. PM USA also purchases a portion of its United States tobacco requirements through leaf merchants. In 2003, PM USA and certain other defendants reached an agreement with plaintiffs to settle a suit filed on behalf of a purported class of tobacco growers and quota-holders. The agreement includes a commitment by each settling manufacturer defendant, including PM USA, to purchase a certain percentage of its leaf requirements from U.S. tobacco growers over a period of at least ten years. These quantities are subject to adjustment in accordance with the terms of the settlement agreement.

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

In February 2011, PM USA filed a lawsuit in federal court challenging the USDA’s method for calculating the 2011 and future tobacco product class shares that are used to allocate liability for the industry payments that fund the FETRA buy-out described above and used by the FDA to calculate the industry’s FDA user fees. PM USA asserts in this litigation that the USDA violated FETRA and its own regulations by failing to apply the most current federal excise tax (“FET”) rates enacted by Congress which became effective in April 2009, in calculating the class share allocations. PM USA has filed administrative appeals of its FETRA assessments for fiscal year 2011 (all of which have been or are expected to be denied by the USDA) and has submitted a petition for rulemaking with USDA (which petition was denied by the USDA on November 16, 2011), in each case asserting that USDA erroneously failed to base the FETRA class share allocations on the current FET rates. PM USA is appealing the USDA’s calculations methodology as well as the denial of the petition for rulemaking and the denial of its quarterly assessment challenges.

The quota buy-out did not have a material impact on Altria Group, Inc.’s 2011 consolidated results, and Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2012 and beyond.

USSTC purchases burley, dark fire-cured and air-cured tobaccos of various grades and styles from domestic tobacco growers under a contract growing program as well as from leaf merchants.

Middleton purchases burley and dark air-cured tobaccos of various grades and styles through leaf merchants. Middleton does not have a contract growing program.

Altria Group, Inc.’s tobacco subsidiaries believe there is an adequate supply of tobacco in the world markets to satisfy their current and anticipated production requirements.

Wine

Altria Group, Inc. acquired UST and its premium wine business, Ste. Michelle, in January 2009. Ste. Michelle is a producer of premium varietal and blended table wines. Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle and Columbia Crest, and owns wineries in or distributes wines from several other wine regions and foreign countries. Ste. Michelle’s total 2011 wine shipment volume of 7.3 million cases increased 9.6% from 2010.

Ste. Michelle holds an 85% ownership interest in Michelle-Antinori, LLC, which owns Stag’s Leap Wine Cellars in Napa Valley. Ste. Michelle also owns Conn Creek in Napa Valley and Erath in Oregon. In addition, Ste. Michelle distributes Antinori and Villa Maria Estate wines and Champagne Nicolas Feuillatte in the United States.

Distribution, Competition and Raw Materials: A key element of Ste. Michelle’s strategy is expanded domestic distribution of its wines, especially in certain account categories such as restaurants, wholesale clubs, supermarkets, wine shops and mass merchandisers and a focus on improving product mix to higher-priced premium products.

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

Financial Services

In 2003, PMCC ceased making new investments and began focusing exclusively on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. At December 31, 2011, PMCC’s net finance receivables of approximately $3.5 billion in leveraged leases, which are included in finance assets, net, on Altria

Group, Inc.’s consolidated balance sheet, consisted of rents receivable ($10.7 billion) and the residual value of assets under lease ($1.3 billion), reduced by third-party nonrecourse debt ($6.8 billion) and unearned income ($1.7 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by accounting principles generally accepted in the United States of America, the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, on Altria Group, Inc.’s consolidated balance sheets. Finance assets, net, at December 31, 2011, also included net finance receivables for direct finance leases ($0.2 billion) and an allowance for losses ($0.2 billion).

At December 31, 2011, PMCC’s investments in finance leases were principally comprised of the following investment categories: aircraft (30%), rail and surface transport (26%), electric power (25%), real estate (10%) and manufacturing (9%).

See Note 8, Note 15, Note 19 and Item 3 for a discussion of the Internal Revenue Service’s (“IRS”) disallowance of certain tax benefits pertaining to several PMCC leveraged lease transactions.

Other Matters

Customers: The largest customer of PM USA, USSTC and Middleton, McLane Company, Inc., accounted for approximately 27%, 27% and 26% of Altria Group, Inc.’s consolidated net revenues for the years ended December 31, 2011, 2010 and 2009, respectively. These net revenues were reported in the cigarettes, smokeless products and cigars segments.

Sales to three distributors accounted for approximately 66%, 65% and 64% of net revenues for the wine segment for the years ended December 31, 2011, 2010 and 2009, respectively.

Employees: At December 31, 2011, Altria Group, Inc. and its subsidiaries employed approximately 9,900 people. As a result of the 2011 Cost Reduction Program, there will be a reduction of approximately 700 employees by February 29, 2012.

Executive Officers of Altria Group, Inc.: The disclosure regarding executive officers is set forth in Item 10 of this Form 10-K under the heading “Executive Officers as of February 16, 2012.”

Research and Development: The research and development expense for the years ended December 31, 2011, 2010 and 2009 are set forth in Note 18. Additional Information to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2011 Annual Report.

Intellectual Property: Trademarks are of material importance to Altria Group, Inc. and its operating companies, and are protected by registration or otherwise. In addition, as of December 31, 2011, the portfolio of over 500 United States patents owned by Altria Group, Inc.’s businesses, as a whole, was material to Altria Group, Inc. and its tobacco businesses. However, no one patent or group of related patents was material to Altria Group, Inc.’s business or its tobacco businesses as of December 31, 2011. Altria Group, Inc.’s businesses also have proprietary secrets, technology, know-how, processes and other intellectual property rights that are protected by appropriate confidentiality measures. Certain trade secrets are material to Altria Group, Inc. and its tobacco and wine businesses.

Environmental Regulation: Altria Group, Inc. and its subsidiaries (and former subsidiaries) are subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States: The Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the

Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”), which can impose joint and several liability on each responsible party. Subsidiaries (and former subsidiaries) of Altria Group, Inc. are involved in several matters subjecting them to potential costs of remediation and natural resource damages under Superfund or other laws and regulations. Altria Group, Inc.’s subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. As discussed in Note 2, Altria Group, Inc. provides for expenses associated with environmental remediation obligations on an undiscounted basis when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change. Other than those amounts, it is not possible to reasonably estimate the cost of any environmental remediation and compliance efforts that subsidiaries of Altria Group, Inc. may undertake in the future. In the opinion of management, however, compliance with environmental laws and regulations, including the payment of any remediation costs or damages and the making of related expenditures, has not had, and is not expected to have, a material adverse effect on Altria Group, Inc.’s consolidated results of operations, capital expenditures, financial position or cash flows.

(d) Financial Information About Geographic Areas

Substantially all of Altria Group, Inc.’s net revenues are from sales generated in the United States for each of the last three fiscal years and substantially all of Altria Group, Inc.’s long-lived assets are located in the United States.

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

Altria Group, Inc. makes available free of charge on or through its website (www.altria.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after Altria Group, Inc. electronically files such material with, or furnishes it to, the SEC. Investors can access Altria Group, Inc.’s filings with the SEC by visiting www.altria.com/secfilings.

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

We* may from time to time make written or oral forward-looking statements, including earnings guidance and other statements contained in filings with the SEC, in reports to security holders and in press releases and investor webcasts. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “forecasts,” “intends,” “projects,” “goals,” “objectives,” “guidance,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in Altria Group, Inc.’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the “Business Environment” sections preceding our discussion of operating results of our subsidiaries’ businesses in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Annual Report. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.

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

Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related or other litigation are significant and, in certain cases, range in the billions of dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. In certain cases, plaintiffs claim that defendants’ liability is joint and several. In such cases, Altria Group, Inc. or its subsidiaries may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, Altria Group, Inc. or its subsidiaries under certain circumstances may have to pay more than their proportionate share of any bonding- or judgment-related amounts.

Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 45 states now limit the dollar amount of bonds or require no

*	This section uses the terms “we,” “our” and “us” when it is not necessary to distinguish among Altria Group, Inc. and its various operating subsidiaries or when any distinction is clear from the context.

bond at all. Tobacco litigation plaintiffs, however, have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.

Altria Group, Inc. and its subsidiaries have achieved substantial success in managing litigation. Nevertheless, litigation is subject to uncertainty and significant challenges remain. It is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Altria Group, Inc. and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. Each of the companies has defended, and will continue to defend, vigorously against litigation challenges. However, Altria Group, Inc. and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria Group, Inc. to do so. See Item 3, Note 19 and Exhibits 99.1 and 99.2 for a discussion of pending tobacco-related litigation.

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

PM USA, USSTC and other Altria Group, Inc. subsidiaries are subject to regulation, and may become subject to additional regulation, by the FDA, as discussed in detail in Tobacco Space – Business Environment – FSPTCA and FDA Regulation in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Annual Report. We cannot predict how the FDA will implement and enforce its statutory authority, including by promulgating additional regulations and pursuing possible investigatory or enforcement actions.

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

Excise Taxes. Tobacco products are subject to substantial excise taxes, and significant increases in tobacco product-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States at the state, federal and local levels. Tax increases are expected to continue to have an adverse impact on sales of our tobacco products due to lower consumption levels and to a potential shift in adult consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products. Such shifts may have an impact on the reported share performance of tobacco products of Altria Group, Inc.’s tobacco subsidiaries. For further discussion, see Tobacco Space – Business Environment – Excise Taxes in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Annual Report.

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

New Product Technologies. Altria Group, Inc.’s subsidiaries continue to seek ways to develop and to commercialize new product technologies that may reduce the health risks associated with current tobacco products, while continuing to offer adult tobacco consumers (within and potentially outside the United States) products that meet their taste expectations and evolving preferences. Potential solutions being researched include tobacco-containing and nicotine-containing products that reduce or eliminate exposure to cigarette smoke and/or constituents identified by public health authorities as harmful. These efforts may include arrangements with third parties. Moreover, these efforts may not succeed. If they do not succeed, but one or more of their competitors does, our subsidiaries may be at a competitive disadvantage. Further, we cannot predict whether regulators, including the FDA, will permit the marketing or sale of such products with claims of reduced risk to consumers or whether consumers’ purchase decisions would be affected by such claims, which could affect the commercial viability of any such products that might be developed.

Adjacency Strategy. Altria Group, Inc. and its subsidiaries have adjacency growth strategies involving moves and potential moves into complementary products or processes. We cannot guarantee that these strategies, or any products introduced in connection with these strategies, will be successful. For a related discussion, see New Product Technologies above.

Tobacco Price, Availability and Quality. Any significant change in tobacco leaf prices, quality or availability could affect our tobacco subsidiaries’ profitability and business. For a discussion of factors that influence leaf prices, availability and quality, see Tobacco Space – Business Environment – Tobacco Price, Availability and Quality in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Annual Report.

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

Competition, Evolving Consumer Preferences and Economic Downturns. Each of our tobacco and wine subsidiaries is subject to intense competition, changes in consumer preferences and changes in economic conditions. To be successful, they must continue to:

•	promote brand equity successfully;

•	anticipate and respond to new and evolving consumer preferences;

•	develop new products and markets within and potentially outside of the United States and to broaden brand portfolios in order to compete effectively with lower-priced products;

•	improve productivity; and

•	protect or enhance margins through cost savings and price increases.

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

Asset Impairment. We periodically calculate the fair value of our goodwill and intangible assets to test for impairment. This calculation may be affected by several factors, including general economic conditions, regulatory developments, changes in category growth rates as a result of changing consumer preferences, success of planned new product introductions, competitive activity and tobacco-related taxes. If an impairment is determined to exist, we will incur impairment losses, which will reduce our earnings. For further discussion, see Discussion and Analysis – Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Annual Report.

IRS Challenges to PMCC Leases. The IRS has challenged and is expected to further challenge the tax treatment of certain of PMCC’s leveraged leases. As discussed in Item 3 and Note 19, should Altria Group, Inc. not prevail in any one or more of these matters, Altria Group, Inc. will have to accelerate the payment of significant amounts of federal and state income tax and pay associated interest costs and penalties, if imposed. In the second quarter of 2011, Altria Group, Inc. recorded the PMCC Leveraged Lease Charge, which is discussed in Item 3, Note 8, Note 15 and Note 19. The PMCC Leveraged Lease Charge excludes potential penalties because Altria Group, Inc. believes that it met the applicable standards to avoid any associated penalties at the time it claimed the deductions on its tax returns.

Wine – Competition; Grape Supply; Regulation and Excise Taxes. Ste. Michelle’s business is subject to significant competition, including from many large, well-established domestic and international companies. The adequacy of Ste. Michelle’s grape supply is influenced by consumer demand for wine in relation to industry-wide production levels as well as by weather and crop conditions, particularly in eastern Washington state. Supply shortages related to any one or more of these factors could increase production costs and wine prices, which ultimately may have a negative impact on Ste. Michelle’s sales. In addition, federal, state and local governmental agencies regulate the alcohol beverage industry through various means, including licensing requirements, pricing, labeling and advertising restrictions, and distribution and production policies. New regulations or revisions to existing regulations, resulting in further restrictions or taxes on the manufacture and sale of alcoholic beverages, may have an adverse effect on Ste. Michelle’s wine business. For further discussion, see Wine Segment – Business Environment in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Annual Report.

Information Systems. Altria Group, Inc. and its subsidiaries use information systems to help manage business processes, collect and interpret business data and communicate internally and externally with employees, suppliers, customers and others. Many of these information systems are managed by third-party service providers. We have backup systems and business continuity plans in place and we take care to protect our systems and data from unauthorized access. Nevertheless, failure of our systems to function as intended, or penetration of our systems by outside parties intent on extracting or corrupting information or otherwise disrupting business processes, could result in loss of revenue, assets or personal or other sensitive data, cause damage to the reputation of our companies and their brands and result in legal challenges and significant remediation and other costs to Altria Group, Inc. and its subsidiaries.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The property in Richmond, Virginia that serves as the headquarters facility for Altria Group, Inc., PM USA, USSTC and Middleton and certain other subsidiaries is under lease.

At December 31, 2011, the cigarettes segment utilized two tobacco manufacturing and processing facilities in the Richmond, Virginia area, both of which are owned and operated by PM USA. PM USA ceased production at its Cabarrus, North Carolina manufacturing facility and completed the consolidation of its cigarette manufacturing capacity into its Richmond, Virginia facility on July 29, 2009. In April 2011, PM USA completed the de-commissioning of the Cabarrus facility. In addition, PM USA owns a research and technology center in Richmond, Virginia that is leased to an affiliate, Altria Client Services Inc.

At December 31, 2011, the smokeless segment utilized four smokeless tobacco manufacturing and processing facilities located in Franklin Park, Illinois; Hopkinsville, Kentucky; Nashville, Tennessee; and Richmond, Virginia, all of which are owned and operated by a wholly-owned subsidiary of USSTC. USSTC ceased production at its York County, Virginia manufacturing facility in August 2011.

At December 31, 2011, the cigars segment utilized two manufacturing and processing facilities – one in King of Prussia, Pennsylvania and one in Limerick, Pennsylvania, both of which are owned and operated by Middleton.

At December 31, 2011, the wine segment utilized 11 wine-making facilities – seven in Washington State, three in California and one in Oregon. All of these facilities are owned and operated by Ste. Michelle, with the exception of a facility which is leased by Ste. Michelle in the state of Washington. In addition, in order to support the production of its wines, the wine segment utilized vineyards in Washington State, California and Oregon which are leased or owned by Ste. Michelle.

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

Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 45 states now limit the dollar amount of bonds or require no bond at all. As discussed below, however, tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of February 13, 2012, December 31, 2011 and December 31, 2010.

Type of Case	Number of Cases Pending as of February 13, 2012	Number of Cases Pending as of December 31, 2011	Number of Cases Pending as of December 31, 2010
Individual Smoking and Health Cases (1)	78	82	92
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	7	7	11
Health Care Cost Recovery Actions	1	1	4
“Lights/Ultra Lights” Class Actions	18	17	27
Tobacco Price Cases	1	1	1

(1)	Does not include 2,586 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Certain Broin plaintiffs have filed a motion seeking approximately $50 million in sanctions for alleged interference by R.J. Reynolds Tobacco Company (“R.J. Reynolds”) and PM USA with Lorillard, Inc.’s acceptance of offers of settlement in the Broin progeny cases. In May 2011, the trial court denied this motion. Plaintiffs have appealed.

Also, does not include approximately 6,544 individual smoking and health cases (3,306 state court cases and 3,238 federal court cases) brought by or on behalf of approximately 8,098 plaintiffs in Florida (4,861 state court plaintiffs and 3,237 federal court plaintiffs) following the decertification of the Engle case discussed below. It is possible that some of these cases are duplicates and that additional cases have been filed but not yet recorded on the courts’ dockets.

(2)

Includes as one case the 613 civil actions (of which 351 are actions against PM USA) that are to be tried in a single proceeding in West Virginia (In re: Tobacco Litigation). The West Virginia Supreme Court of Appeals has ruled that the United States Constitution does not preclude a trial in two phases in this case. Under the current trial plan, issues related to defendants’ conduct and plaintiffs’ entitlement to punitive damages would be determined in the first phase. The second phase would consist of individual trials to determine liability, if any, as well as compensatory and punitive damages, if any. Trial in the case began in October 2011, but ended in a mistrial in November 2011. The court has not yet scheduled a new trial.

International Tobacco-Related Cases

As of February 13, 2012, PM USA is a named defendant in Israel in one “Lights” class action. PM USA is a named defendant in four health care cost recovery actions in Canada, three of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in six smoking and health class actions filed in various Canadian provinces. See Guarantees for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Pending and Upcoming Tobacco-Related Trials

As of February 13, 2012, 50 Engle progeny cases and 2 individual smoking and health cases against PM USA are set for trial in 2012. Cases against other companies in the tobacco industry are also scheduled for trial in 2012. Trial dates are subject to change.

Trial Results

Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 51 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 34 of the 51 cases. These 34 cases were tried in Alaska (1), California (5), Florida (9), Louisiana (1), Massachusetts (1), Mississippi (1), Missouri (3), New Hampshire (1), New Jersey (1), New York (4), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (1). A motion for a new trial was granted in one of the cases in Florida.

Of the 17 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, fourteen have reached final resolution. A verdict against defendants in one health care cost recovery case (Blue Cross/Blue Shield) was reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006. In December 2008, the plaintiff in Price filed a motion with the state trial court to vacate the judgment dismissing this case in light of the United States Supreme Court’s decision in Good (see below for a discussion of developments in Good and Price).

As of February 13, 2012, twenty-seven Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision. Fourteen verdicts were returned in favor of plaintiffs and thirteen verdicts were returned in favor of PM USA. See Smoking and Health Litigation – Engle Progeny Trial Results below for a discussion of these verdicts.

After exhausting all appeals in those cases resulting in adverse verdicts (Engle progeny and non-Engle progeny), PM USA has paid judgments (and related costs and fees) totaling approximately $225 million and interest totaling approximately $134 million as of February 13, 2012. As described below, PM USA recorded provisions for Bullock and Williams in the fourth quarter of 2011 and paid the Williams judgment in January 2012.

Security for Judgments

To obtain stays of judgments pending current appeals, as of February 13, 2012, PM USA has posted various forms of security totaling approximately $63 million, the majority of which has been collateralized with cash deposits that are included in other assets on the consolidated balance sheets.

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

D. Boeken: In August 2011, a California jury returned a verdict in favor of plaintiff, awarding $12.8 million in compensatory damages against PM USA. PM USA’s motions for judgment notwithstanding the verdict and for a new trial were denied in October 2011. PM USA has filed a notice of appeal, and posted a bond in the amount of $12.8 million in November 2011.

Bullock: In October 2002, a California jury awarded against PM USA $850,000 in compensatory damages and $28 billion in punitive damages. In December 2002, the trial court reduced the punitive damages award to $28 million. In April 2006, the California Court of Appeal affirmed the $28 million punitive damages award. In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction of the punitive damages award and granted PM USA’s petition for review challenging the punitive damages award. In May 2007, the California Supreme Court transferred the case to the Second District of the California Court of Appeal with directions that the court vacate its 2006 decision and reconsider the case in light of the United States Supreme Court’s decision in the Williams case discussed below. In January 2008, the California Court of Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. In March 2008, plaintiffs and PM USA appealed to the California Supreme Court. In April 2008, the California Supreme Court denied both petitions for review. In July 2008, $43.3 million of escrow funds were returned to PM USA. The case was remanded to the superior court for a new trial on the amount of punitive damages, if any. In August 2009, the jury returned a verdict, and in December 2009, the superior court entered a judgment, awarding plaintiff $13.8 million in punitive damages, plus costs. In December 2009, PM USA filed a motion for judgment notwithstanding the verdict seeking a reduction of the punitive damages award, which motion was denied in January 2010. PM USA noticed an appeal in February 2010 and posted an appeal bond of approximately $14.7 million. In August 2011, the California Court of Appeal affirmed the final judgment entered in favor of the plaintiffs. In November 2011, the California Supreme Court denied PM USA’s petition for review. In the fourth quarter of 2011, PM USA recorded a pre-tax provision of $14 million related to damages and costs and $3 million related to interest. As of December 31, 2011, PM USA recorded a total pre-tax provision of $14.7 million related to damages and costs and $4.1 million related to interest. These amounts were included in other accrued liabilities on Altria Group, Inc.’s consolidated balance sheet at December 31, 2011.

Schwarz: In March 2002, an Oregon jury awarded against PM USA $168,500 in compensatory damages and $150 million in punitive damages. In May 2002, the trial court reduced the punitive damages award to $100 million. In October 2002, PM USA posted an appeal bond of approximately $58.3 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the court of appeals’ decision reversing and remanding the case for a new trial on punitive damages. In June 2010, the Oregon Supreme Court affirmed the court of appeals’ decision and remanded the case to the trial court for a new trial limited to the question of punitive damages. In December 2010, the Oregon Supreme Court reaffirmed its earlier ruling and awarded PM USA approximately $500,000 in costs. In January 2011, the trial court issued an order releasing PM USA’s appeal bond. In March 2011, PM USA filed a claim against the plaintiff for its costs and disbursements on appeal, plus interest. Trial on the amount of punitive damages began on January 30, 2012.

Williams: In March of 1999, an Oregon jury awarded against PM USA $800,000 in compensatory damages (capped statutorily at $500,000), $21,500 in medical expenses, and $79.5 million in punitive damages. The trial court reduced the punitive damages award to approximately $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In February 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. The United States Supreme Court granted PM USA’s petition for writ of certiorari in May 2006. In February 2007, the United States Supreme Court vacated the $79.5 million punitive damages award and remanded the case to the Oregon Supreme Court for further proceedings consistent with its decision. In January 2008, the Oregon Supreme Court affirmed the Oregon Court of Appeals’ June 2004 decision, which in turn, upheld the jury’s compensatory damages award and reinstated the jury’s award of $79.5 million in punitive damages. After the United States Supreme Court declined to issue a writ of certiorari, PM USA paid $61.1 million to the plaintiff, representing the compensatory damages award, forty percent of the punitive damages award and accrued interest. Although Oregon state law requires that sixty percent of any punitive damages award be paid to the state, the Oregon trial court ruled in February 2010 that, as a result of the Master Settlement Agreement (“MSA”), the state is not entitled to collect its sixty percent share of the punitive damages award. In June 2010, the trial court further held that, under the Oregon statute, PM USA is not required to pay the sixty percent share to plaintiff. Both the plaintiff in Williams and the state appealed these rulings to the Oregon Court of Appeals. In December 2010, on its own motion, the Oregon Court of Appeals certified the appeals to the Oregon Supreme Court, and the Oregon Supreme Court accepted certification. In December 2011, the Oregon Supreme Court reversed the trial court and ruled that PM USA was required to pay the state the sixty percent portion of the punitive damages award. PM USA’s petition for rehearing before the Oregon Supreme Court was denied in January 2012. In the fourth quarter of 2011, PM USA recorded a pre-tax provision of approximately $48 million related to damages and costs and $54 million related to interest. These amounts were included in other accrued liabilities on Altria Group, Inc.’s consolidated balance sheet at December 31, 2011. In January 2012, PM USA paid an amount of approximately $102 million in satisfaction of the judgment and associated costs and interest.

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

In May 2001, the trial court approved a stipulation providing that execution of the punitive damages component of the Engle judgment will remain stayed against PM USA and the other participating defendants through the completion of all judicial review. As a result of the stipulation, PM USA placed $500 million into an interest-bearing escrow account that, regardless of the outcome of the judicial review, was to be paid to the court and the court was to determine how to allocate or distribute it consistent with Florida Rules of Civil Procedure. In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs petitioned the Florida Supreme Court for further review.

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

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s decision, expired in January 2008. As of February 13, 2012, approximately 6,544 cases (3,306 state court cases and 3,238 federal court cases) were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 8,098 plaintiffs, (4,861 state court plaintiffs and 3,237 federal court plaintiffs). It is possible that some of these cases are duplicates. Some of these cases have been removed from various Florida state courts to the federal district courts in Florida, while others were filed in federal court.

Federal Engle Progeny Cases

Three federal district courts (in the Merlob, B. Brown and Burr cases) ruled in 2008 that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings (B. Brown and Burr) were certified by the trial court for interlocutory review. The certification in both cases was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated. In February 2009, the appeal in Burr was dismissed for lack of prosecution. In July 2010, the Eleventh Circuit ruled in B. Brown that, as a matter of Florida law, plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. The Eleventh Circuit did not reach the issue of whether the use of the Engle findings violates the defendants’ due process rights. Rather, plaintiffs may only use the findings to establish those specific facts, if any, that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made. In the Burr case, PM USA filed a motion seeking a ruling from the district court regarding the preclusive effect of the Engle findings pursuant to the Eleventh Circuit’s decision in B. Brown. In May 2011, the district court denied that motion without prejudice on procedural grounds.

In the Waggoner case, the United States District Court for the Middle District of Florida (Jacksonville) ruled in December 2011 that application of the Engle findings to establish the wrongful conduct elements of plaintiffs’ claims consistent with Martin or J. Brown did not violate defendants’ due process rights. The court ruled, however, that plaintiffs must establish legal causation to establish liability. With respect to punitive damages, the district court held that plaintiffs could rely on the findings in support of their punitive damages claims but that in addition plaintiffs must demonstrate specific conduct by specific defendants, independent of the Engle findings, that satisfies the standards for awards of punitive damages. PM USA and the other defendants sought appellate review of the due process ruling. On February 7, 2012, the district court denied the motion for interlocutory appeal, but did apply the ruling to all active pending federal Engle progeny cases. As a result, the ruling can be appealed after an adverse verdict.

Engle progeny cases pending in the federal district courts in the Middle District of Florida asserting individual claims by or on behalf of approximately 3,200 plaintiffs remain stayed. There are currently 31 active cases pending in federal court. Discovery is proceeding in these cases and the first trial began on February 7, 2012.

Florida Bond Cap Statute

In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applies to all state Engle progeny lawsuits in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. Plaintiffs in three Engle progeny cases against R.J. Reynolds in Alachua County, Florida (Alexander, Townsend and Hall) and one case in Escambia County (Clay) have challenged the constitutionality of the bond cap statute. The Florida Attorney General has intervened in these cases in defense of the constitutionality of the statute.

Trial court rulings have been rendered in Clay, Alexander, Townsend and Hall rejecting the plaintiffs’ bond cap statute challenges in those cases. The plaintiffs have appealed these rulings. In Alexander, Clay and Hall, the District Court of Appeal for the First District of Florida affirmed the trial court decisions and certified the decision in Hall for appeal to the Florida Supreme Court, but declined to certify the question of the constitutionality of the bond cap statute in Clay and Alexander. The Florida Supreme Court has granted review of the Hall decision.

No federal court has yet to address the constitutionality of the bond cap statute or the applicability of the bond cap to Engle progeny cases tried in federal court.

Engle Progeny Trial Results

As of February 13, 2012, twenty-seven Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Fourteen verdicts (see Hess, Barbanell, F. Campbell, Naugle, Douglas, R. Cohen, Putney, Kayton (formerly Tate), Piendle, Hatziyannakis, Huish, Tullo, Allen and Hallgren descriptions in the table below) were returned in favor of plaintiffs and thirteen verdicts were returned in favor of PM USA (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Frazier, C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious and Szymanski). The jury in the Weingart case returned a verdict against PM USA awarding no damages, but in September 2011, the trial court granted an additur. For a further discussion of this case, see the verdict chart below. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of February 13, 2012.

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

The chart below lists the verdicts and post-trial developments in the Engle progeny cases that were pending during 2011 and 2012 in which verdicts were returned in favor of plaintiffs.

Date	Plaintiff	Verdict	Post-Trial Developments
January 2012	Hallgren	On January 26, 2012, a Highland County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded approximately $2 million in compensatory damages and allocated 25% of the fault to PM USA (an amount of approximately $500,000). The jury also awarded $750,000 in punitive damages against each of the defendants.	On February 3 and February 6, 2012, the defendants filed various post-trial motions, including motions for judgment notwithstanding the verdict and for a new trial.

July 2011	Weingart	A Palm Beach County jury returned a verdict in the amount of zero damages and allocated 3% of the fault to each of the defendants (PM USA, R.J. Reynolds and Lorillard Tobacco Company).	In September 2011, the trial court granted plaintiff’s motion for additur or a new trial, concluding that an additur of $150,000 is required for plaintiff’s pain and suffering. The trial court has entered final judgment and, since PM USA was allocated 3% of the fault, its portion of the damages would be $4,500. PM USA has filed its notice of appeal, and posted a bond in the amount of $5,000 in November 2011.

April 2011	Allen	A Duval County jury returned a verdict in favor of plaintiffs and against PM USA and R.J. Reynolds. The jury awarded a total of $6 million in compensatory damages and allocated 15% of the fault to PM USA (an amount of $900,000). The jury also awarded $17 million in punitive damages against each of the defendants.	In May 2011, the defendants filed various post-trial motions, and the trial court entered final judgment. Argument was heard in June 2011. In October 2011, the trial court granted the defendants’ motion for remittitur, reducing the punitive damages award against PM USA to $2.7 million, and denied defendants’ remaining post-trial motions. PM USA filed a notice of appeal, and posted a bond in the amount of $1,250,000 in November 2011.

Date	Plaintiff	Verdict	Post-Trial Developments
April 2011	Tullo	A Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA, Lorillard Tobacco Company and Liggett Group. The jury awarded a total of $4.5 million in compensatory damages and allocated 45% of the fault to PM USA (an amount of $2,025,000).	In April 2011, the trial court entered final judgment. In July 2011, PM USA filed its notice of appeal and posted a $2 million bond.

February 2011	Huish	An Alachua County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded $750,000 in compensatory damages and allocated 25% of the fault to PM USA (an amount of $187,500). The jury also awarded $1.5 million in punitive damages against PM USA.	In March 2011, the trial court entered final judgment. PM USA filed post-trial motions, which were denied in April 2011. In May 2011, PM USA filed its notice of appeal and posted a $1.7 million appeal bond. Argument on the merits of the appeal is scheduled for March 21, 2012.

February 2011	Hatziyannakis	A Broward County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded approximately $270,000 in compensatory damages and allocated 32% of the fault to PM USA (an amount of approximately $86,000).	In April 2011, the trial court denied PM USA’s post-trial motions for a new trial and to set aside the verdict. In June 2011, PM USA filed its notice of appeal and posted an $86,000 appeal bond.

August 2010	Piendle	A Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $4 million in compensatory damages and allocated 27.5% of the fault to PM USA (an amount of approximately $1.1 million). The jury also awarded $90,000 in punitive damages against PM USA.	In September 2010, the trial court entered final judgment. In January 2011, the trial court denied the parties’ post-trial motions. PM USA filed its notice of appeal and posted a $1.2 million appeal bond.

Date	Plaintiff	Verdict	Post-Trial Developments
July 2010	Kayton (formerly Tate)	A Broward County jury returned a verdict in favor of the plaintiff and against PM USA. The jury awarded $8 million in compensatory damages and allocated 64% of the fault to PM USA (an amount of approximately $5.1 million). The jury also awarded approximately $16.2 million in punitive damages against PM USA.	In August 2010, the trial court entered final judgment, and PM USA filed its notice of appeal and posted a $5 million appeal bond.

April 2010	Putney	A Broward County jury returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded approximately $15.1 million in compensatory damages and allocated 15% of the fault to PM USA (an amount of approximately $2.3 million). The jury also awarded $2.5 million in punitive damages against PM USA.	In August 2010, the trial court entered final judgment. PM USA filed its notice of appeal and posted a $1.6 million appeal bond.

March 2010	R. Cohen	A Broward County jury returned a verdict in favor of the plaintiff and against PM USA and R.J. Reynolds. The jury awarded $10 million in compensatory damages and allocated 33 1/3% of the fault to PM USA (an amount of approximately $3.3 million). The jury also awarded a total of $20 million in punitive damages, assessing separate $10 million awards against each defendant.	In July 2010, the trial court entered final judgment and, in August 2010, PM USA filed its notice of appeal. In October 2010, PM USA posted a $2.5 million appeal bond.

March 2010	Douglas	A Hillsborough County jury returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded $5 million in compensatory damages. Punitive damages were dismissed prior to trial. The jury allocated 18% of the fault to PM USA, resulting in an award of $900,000.	In June 2010, PM USA filed its notice of appeal and posted a $900,000 appeal bond. In September 2010, the plaintiff filed with the trial court a challenge to the constitutionality of the Florida bond cap statute but withdrew the challenge in August 2011. Argument on the merits of the appeal was heard in October 2011.

Date	Plaintiff	Verdict	Post-Trial Developments
November 2009	Naugle	A Broward County jury returned a verdict in favor of the plaintiff and against PM USA. The jury awarded approximately $56.6 million in compensatory damages and $244 million in punitive damages. The jury allocated 90% of the fault to PM USA.	In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages. In April 2010, PM USA filed its notice of appeal and posted a $5 million appeal bond. In August 2010, upon the motion of PM USA, the trial court entered an amended final judgment of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages to correct a clerical error. The case remains on appeal. Argument on the merits of the appeal is scheduled for February 21, 2012.

August 2009	F. Campbell	An Escambia County jury returned a verdict in favor of the plaintiff and against R.J. Reynolds, PM USA and Liggett Group. The jury awarded $7.8 million in compensatory damages. In September 2009, the trial court entered final judgment and awarded the plaintiff $156,000 in damages against PM USA due to the jury allocating only 2% of the fault to PM USA.	In January 2010, defendants filed their notice of appeal, and PM USA posted a $156,000 appeal bond. In March 2011, the Florida First District Court of Appeal affirmed per curiam (with citation) the trial court’s decision without issuing an opinion. PM USA’s motion to certify the Court of Appeal’s decision to the Florida Supreme Court as a matter of public importance was denied in May 2011. In June 2011, PM USA filed a petition for discretionary review with the Florida Supreme Court. In July 2011, the Florida Supreme Court declined to hear PM USA’s petition. In December 2011, PM USA and Liggett Group filed a joint petition for a writ of certiorari with the United States Supreme Court and R.J. Reynolds filed a separate petition for a writ of certiorari. As of December 31, 2011, PM USA has recorded a provision of approximately $242,000 for compensatory damages, costs and interest.

Date	Plaintiff	Verdict	Post-Trial Developments
August 2009	Barbanell	A Broward County jury returned a verdict in favor of the plaintiff, awarding $5.3 million in compensatory damages. The judge had previously dismissed the punitive damages claim. In September 2009, the trial court entered final judgment and awarded plaintiff $1.95 million in actual damages. The judgment reduced the jury’s $5.3 million award of compensatory damages due to the jury allocating 36.5% of the fault to PM USA.	A notice of appeal was filed by PM USA in September 2009, and PM USA posted a $1.95 million appeal bond. Argument on the merits of the appeal was heard in September 2011.

February 2009	Hess	A Broward County jury found in favor of plaintiffs and against PM USA. The jury awarded $3 million in compensatory damages and $5 million in punitive damages. In June 2009, the trial court entered final judgment and awarded plaintiffs $1,260,000 in actual damages and $5 million in punitive damages. The judgment reduced the jury’s $3 million award of compensatory damages due to the jury allocating 42% of the fault to PM USA.	PM USA noticed an appeal to the Fourth District Court of Appeal in July 2009. Argument was heard in March 2011.

Appeals of Engle Progeny Verdicts

Plaintiffs in various Engle progeny cases have appealed adverse rulings or verdicts, and in some cases, PM USA has cross-appealed. PM USA’s appeals of adverse verdicts are discussed in the chart above.

Since the remand of B. Brown (discussed above under the heading Federal Engle Progeny Cases), the Eleventh Circuit’s ruling on Florida state law is currently superseded by two state appellate rulings in Martin, an Engle progeny case against R.J. Reynolds in Escambia County, and J. Brown, an Engle progeny case against R.J. Reynolds in Broward County. In Martin, the Florida First District Court of Appeal rejected the B. Brown ruling as a matter of state law and upheld the use of the Engle findings to relax plaintiffs’ burden of proof. R.J. Reynolds had sought Florida Supreme Court review in that case but, in July 2011, the Florida Supreme Court declined to hear the appeal. In December 2011, petitions for certiorari were filed with the United States Supreme Court by R.J. Reynolds in Campbell, Martin, Gray and Hall and by PM USA and Liggett Group in Campbell.

In J. Brown, the Florida Fourth District Court of Appeal also rejected the B. Brown ruling as a matter of state law and upheld the use of the Engle findings to relax plaintiffs’ burden of proof. However, the Fourth District expressly disagreed with the First District’s Martin decision by ruling that

Engle progeny plaintiffs must prove legal causation on their claims. In addition, the J. Brown court expressed concerns that using the Engle findings to reduce plaintiffs’ burden may violate defendants’ due process rights. In October 2011, the Fourth District denied R.J. Reynolds’ motion to certify J. Brown to the Florida Supreme Court for review. R.J. Reynolds is seeking review of the case by the Florida Supreme Court.

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

In April 2010, the Louisiana Fourth Circuit Court of Appeal issued a decision that affirmed in part prior decisions ordering the defendants to fund a statewide 10-year smoking cessation program. After conducting its own independent review of the record, the Court of Appeal made its own factual findings with respect to liability and the amount owed, lowering the amount of the judgment to approximately $241 million, plus interest commencing July 21, 2008, the date of entry of the amended judgment. In addition, the Court of Appeal declined plaintiffs’ cross appeal requests for a medical monitoring program and reinstatement of other components of the smoking cessation program. The Court of Appeal specifically reserved to the defendants the right to assert claims to any unspent or unused surplus funds at the termination of the smoking cessation program. In June 2010, defendants and plaintiffs filed separate writ of certiorari applications with the Louisiana Supreme Court. The Louisiana Supreme Court denied both sides’ applications. In September 2010, upon defendants’ application, the United States Supreme Court granted a stay of the judgment pending the defendants’ filing and the Court’s disposition of the defendants’ petition for a writ of certiorari. In June 2011, the United States Supreme Court denied the defendants’ petition. As of March 31, 2011, PM USA recorded a provision of $26 million in connection with the case and additional provisions of approximately $3.7 million related to accrued interest. In the second quarter of 2011, after the June 2011 United States Supreme Court denial of defendants’ petition for a writ of certiorari, PM USA recorded an additional provision of approximately $36 million related to the judgment and approximately $5 million related to interest.

In August 2011, PM USA paid its share of the judgment in an amount of approximately $70 million. The defendants’ payments have been deposited into a court-supervised fund that is intended to pay for smoking cessation programs. In October 2011, plaintiffs’ counsel filed a motion for an award of attorneys’ fees and costs. Plaintiffs’ counsel seek additional fees from defendants ranging from $91 million to $642 million. Additionally, plaintiffs’ counsel request an award of approximately $13 million in costs. As of December 31, 2011, PM USA had recorded a provision of approximately $1.3 million for costs, but is opposing plaintiffs’ counsel’s request for additional costs and for fees. Argument on whether defendants can be held liable for attorneys’ fees occurred on February 3, 2012.

Other Medical Monitoring Class Actions

In addition to the Scott class action discussed above, two purported medical monitoring class actions are pending against PM USA. These two cases were brought in New York (Caronia, filed in January 2006 in the United States District Court for the Eastern District of New York) and Massachusetts (Donovan, filed in December 2006 in the United States District Court for the District of Massachusetts) on behalf of each state’s respective residents who: are age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT Scanning in order to identify and diagnose lung cancer. Plaintiffs in these cases do not seek punitive damages. A case brought in California (Xavier) was dismissed in July 2011, and a case brought in Florida (Gargano) was voluntarily dismissed with prejudice in August 2011.

In Caronia, in February 2010, the district court granted in part PM USA’s summary judgment motion, dismissing plaintiffs’ strict liability and negligence claims and certain other claims, granted plaintiffs leave to amend their complaint to allege a medical monitoring cause of action and requested further briefing on PM USA’s summary judgment motion as to plaintiffs’ implied warranty claim and, if plaintiffs amend their complaint, their medical monitoring claim. In March 2010, plaintiffs filed their amended complaint and PM USA moved to dismiss the implied warranty and medical monitoring claims. In January 2011, the district court granted PM USA’s motion, dismissed plaintiffs’ claims and declared plaintiffs’ motion for class certification moot in light of the dismissal of the case. The plaintiffs have appealed that decision to the United States Court of Appeals for the Second Circuit. Argument has been set for March 1, 2012.

In Donovan, the Supreme Judicial Court of Massachusetts, in answering questions certified to it by the district court, held in October 2009 that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The court also ruled that whether or not the case is barred by the applicable statute of limitations is a factual issue to be determined by the trial court. The case was remanded to federal court for further proceedings. In June 2010, the district court granted in part the plaintiffs’ motion for class certification, certifying the class as to plaintiffs’ claims for breach of implied warranty and violation of the Massachusetts Consumer Protection Act, but denying certification as to plaintiffs’ negligence claim. In July 2010, PM USA petitioned the United States Court of Appeals for the First Circuit for appellate review of the class certification decision. The petition was denied in September 2010. As a remedy, plaintiffs have proposed a 28-year medical monitoring program with an approximate cost of $190 million. In April 2011, plaintiffs moved to amend their class certification to extend the cut-off date for individuals to satisfy the class membership criteria from December 14, 2006 to August 1, 2011. The district court granted this motion in May 2011. Trial has been postponed. In June 2011, plaintiffs filed various motions for summary judgment and to strike affirmative defenses. In October 2011, PM USA filed a motion for class decertification. Argument occurred on January 27, 2012.

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

Health Care Cost Recovery Litigation

Overview

In the health care cost recovery litigation, governmental entities and non-governmental plaintiffs seek reimbursement of health care cost expenditures allegedly caused by tobacco products and, in some cases, of future expenditures and damages as well. Relief sought by some but not all plaintiffs includes punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, additional disclosure of nicotine yields, and payment of attorney and expert witness fees.

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

Although there have been some decisions to the contrary, most judicial decisions in the United States have dismissed all or most health care cost recovery claims against cigarette manufacturers. Nine federal circuit courts of appeals and eight state appellate courts, relying primarily on grounds that plaintiffs’ claims were too remote, have ordered or affirmed dismissals of health care cost recovery actions. The United States Supreme Court has refused to consider plaintiffs’ appeals from the cases decided by five circuit courts of appeals.

In April 2011, in the health care cost recovery case brought against PM USA and other defendants by the City of St. Louis, Missouri and approximately 40 Missouri hospitals, the jury returned a verdict in favor of the defendants on all counts. In June 2011, the litigation was concluded in a consent judgment pursuant to which the plaintiffs waived all rights to appeal in exchange for the defendants’ waiver of any claim for costs.

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

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA and Altria Group, Inc., in Israel (1, recently dismissed), the Marshall Islands (dismissed), and Canada (4), and other entities have stated that they are considering filing such actions. In the case in Israel (Clalit), in July 2011, the Israel Supreme Court reversed the trial court’s decision denying defendants’ motion to dismiss and dismissed the case. In August 2011, plaintiff filed a motion for rehearing with the Israel Supreme Court, which the court denied on January 26, 2012. This litigation has concluded.

In September 2005, in the first of the four health care cost recovery cases filed in Canada, the Canadian Supreme Court ruled that legislation passed in British Columbia permitting the lawsuit is constitutional, and, as a result, the case, which had previously been dismissed by the trial court, was permitted to proceed. PM USA’s and other defendants’ challenge to the British Columbia court’s exercise of jurisdiction was rejected by the Court of Appeals of British Columbia and, in April 2007, the Supreme Court of Canada denied review of that decision. In December 2009, the Court of Appeals of British Columbia ruled that certain defendants can proceed against the Federal Government of Canada as third parties on the theory that the Federal Government of Canada negligently misrepresented to defendants the efficacy of a low tar tobacco variety that the Federal Government of Canada developed and licensed to defendants. In May 2010, the Supreme Court of Canada granted leave to the Federal Government of Canada to appeal this decision and leave to defendants to cross-appeal the Court of Appeals’ decision to dismiss claims against the Federal Government of Canada based on other theories of liability. In July 2011, the Supreme Court of Canada dismissed the third-party claims against the Federal Government of Canada.

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

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make substantial annual payments of approximately $9.4 billion each year, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the years ended December 31, 2011, 2010 and 2009, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was approximately $4.8 billion, $4.8 billion and $5.0 billion, respectively.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

Possible Adjustments in MSA Payments for 2003 to 2010

Pursuant to the provisions of the MSA, domestic tobacco product manufacturers, including PM USA, who are original signatories to the MSA (the “Original Participating Manufacturers” or “OPMs”) are participating in proceedings that may result in downward adjustments to the amounts paid by the OPMs and the other MSA-participating manufacturers to the states and territories that are parties to the MSA for each of the years 2003 to 2010. The proceedings relate to an MSA payment adjustment (the “NPM Adjustment”) based on the collective loss of market share for the relevant year by all participating manufacturers who are subject to the payment obligations and marketing restrictions of the MSA to non-participating manufacturers (“NPMs”) who are not subject to such obligations and restrictions.

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

An independent economic consulting firm, jointly selected by the MSA parties, determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for each of the years 2003 – 2005. A different independent economic consulting firm, jointly selected by the MSA parties, determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2006. Following the firm’s determination for 2006, the OPMs and the states agreed that the states would not contest that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the years 2007, 2008 and 2009. Accordingly, the OPMs and the states have agreed that no “significant factor” determination by an independent economic consulting firm will be necessary with respect to the participating manufacturers’ collective loss of market share for the years 2007, 2008 and 2009 (the “significant factor agreement”). This agreement became effective for 2007, 2008 and 2009 on February 1, 2010, 2011 and 2012, respectively. The MSA’s Independent Auditor has determined that the participating manufacturers collectively lost market share for 2010. Subsequent to that determination, the OPMs and the states have agreed to extend the significant factor agreement to apply to such collective loss of market share for 2010, as well as to any collective loss of market share that the participating manufacturers experience for 2011-2012. This agreement will become effective for 2010 on February 1, 2013. If the Independent Auditor determines that the participating manufacturers collectively lost market share for 2011 or 2012, this agreement will become effective for 2011 on February 1, 2014 and for 2012 on February 1, 2015.

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

PM USA, the other OPMs and approximately twenty-five other MSA-participating manufacturers have entered into an agreement regarding arbitration with forty-five MSA states concerning the 2003 NPM Adjustment, including the states’ claims of diligent enforcement for 2003. The agreement further provides for a partial liability reduction for the 2003 NPM Adjustment for states that entered into the agreement by January 30, 2009 and are determined in the arbitration not to have diligently enforced a qualifying escrow statute during 2003. Based on the number of states that entered into the agreement by January 30, 2009 (forty-five), the partial liability reduction for those states is 20%. The partial liability reduction would reduce the amount of PM USA’s 2003 NPM Adjustment by up to a corresponding percentage. The selection of the arbitration panel for the 2003 NPM Adjustment was completed in July 2010, and the arbitration is currently ongoing. Proceedings to determine state diligent enforcement claims for the years 2004 through 2010 have not yet been scheduled.

Once a significant factor determination in favor of the participating manufacturers for a particular year has been made by an economic consulting firm, or the states’ agreement not to contest significant factor for a particular year has become effective, PM USA has the right under the MSA to pay the disputed amount of the NPM Adjustment for that year into a disputed payments account or withhold it altogether. PM USA has made its full MSA payment due in each year from 2006 – 2010 to the states (subject to a right to recoup the NPM Adjustment amount in the form of a credit against future MSA payments), even though it had the right to deduct the disputed amounts of the 2003 – 2007 NPM Adjustments, as described above, from such MSA payments. PM USA paid its share of the amount of the disputed 2008 NPM Adjustment shown below into the MSA’s disputed payments account in connection with its MSA payment due in 2011. The approximate maximum principal amounts of PM USA’s share of the disputed NPM Adjustment for the years 2003 through 2010, as currently calculated by the MSA’s Independent Auditor, are as follows (the amounts shown below do not include the interest or earnings thereon to which PM USA believes it would be entitled in the manner provided in the MSA):

Year for which NPM Adjustment calculated	2003	2004	2005	2006	2007	2008	2009	2010
Year in which deduction for NPM Adjustment may be taken	2006	2007	2008	2009	2010	2011	2012	2013
PM USA’s Approximate Share of Disputed NPM Adjustment (in millions)	$337	$388	$181	$154	$207	$267	$211	$209

The foregoing amounts may be recalculated by the Independent Auditor if it receives information that is different from or in addition to the information on which it based these calculations, including, among other things, if it receives revised sales volumes from any participating manufacturer. Disputes among the manufacturers could also reduce the foregoing amounts. The availability and the precise amount of any NPM Adjustment for 2003-2010 will not be finally determined until 2013 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment as a result of these proceedings, and the amount of any adjustment received for a year could be less than the amount for that year listed above. If the OPMs do receive such an adjustment through these proceedings, the adjustment would be allocated among the OPMs pursuant to the MSA’s provisions. It is expected that PM USA would receive its share of any adjustments for 2003 – 2007 in the form of a credit against future MSA payments and its share of any adjustment for 2008 in the form of a withdrawal from the disputed payments account.

PM USA intends to pursue vigorously the disputed NPM Adjustments for 2003-2010 through the proceedings described above. PM USA would be willing, however, to enter into a settlement of those disputed NPM Adjustments if it determined that such a settlement were in its best interests.

Other Disputes Related to MSA Payments

In addition to the disputed NPM Adjustments described above, MSA states and participating manufacturers, including PM USA, are conducting another arbitration to resolve certain other disputes related to the calculation of the participating manufacturers’ payments under the MSA. PM USA disputes the method by which ounces of “roll your own” tobacco have been converted to cigarettes for purposes of calculating the downward volume adjustments to its MSA payments. PM USA believes that, for the years 2004 – 2010, the use of an incorrect conversion method resulted in excess MSA payments by PM USA of approximately $85 million in the aggregate. If PM USA prevails on this issue, it would be entitled to a credit against future MSA payments in that amount, plus interest. In addition, PM USA seeks application of what it believes to be the correct method for years subsequent to 2010.

This arbitration will also resolve a dispute concerning whether the total domestic cigarette market and certain other calculations related to the participating manufacturers’ MSA payments should be determined based on the “net” number of cigarettes on which federal excise tax is paid, as is currently the case, or whether the “adjusted gross” number of cigarettes on which federal excise tax is paid is the correct methodology. PM USA anticipates that this arbitration will not be concluded until later in 2012 or thereafter.

No assurance can be given that PM USA will prevail in this arbitration.

Other MSA-Related Litigation

PM USA was named as a defendant in an action (Vibo) brought in October 2008 in federal court in Kentucky by an MSA participating manufacturer that is not an OPM. Other defendants include various other participating manufacturers and the Attorneys General of all 52 states and territories that are parties to the MSA. The plaintiff alleged that certain of the MSA’s payment provisions discriminate against it in favor of certain other participating manufacturers in violation of the federal antitrust laws and the United States Constitution. The plaintiff also sought injunctive relief, alteration of certain MSA payment provisions as applied to it, treble damages under the federal antitrust laws, and/or rescission of its joinder in the MSA. The plaintiff also filed a motion for a preliminary injunction enjoining the states from enforcing the allegedly discriminatory payment provisions against it during the pendency of the action. In January 2009, the district court dismissed the complaint and denied plaintiff’s request for preliminary injunctive relief. In January 2010, the court entered final judgment dismissing the case. Plaintiff appealed this decision to the United States Court of Appeals for the Sixth Circuit. Argument was heard in October 2011.

Without naming PM USA or any other private party as a defendant, NPMs and/or their distributors or customers have filed several legal challenges to the MSA and related legislation. New York state officials and the Attorneys General for 18 other states are defendants in a lawsuit (King, formerly Pryor) filed in the United States District Court for the Southern District of New York in which plaintiffs allege that the MSA and/or related legislation violates federal antitrust laws and the Commerce Clause of the United States Constitution. The United States Court of Appeals for the Second Circuit has held that the allegations in that lawsuit, if proven, establish a basis for relief on antitrust and Commerce Clause grounds and that the trial courts in New York have personal jurisdiction sufficient to enjoin other states’ officials from enforcing their MSA-related legislation. On remand, the trial court held that plaintiffs are unlikely to succeed on the merits and refused to enjoin the enforcement of New York’s allocable share amendment to the MSA’s Model Escrow Statute. That decision was affirmed by the United States Court of Appeals for the Second Circuit. In March 2011, the trial court granted summary judgment on all claims for the New York state officials. Plaintiffs filed a motion to modify the judgment, which the trial court denied on January 30, 2012. The matter is now on appeal before the Second Circuit. In October, November and December 2011, plaintiffs voluntarily dismissed six states from the case.

In addition to the King decision above, the United States Courts of Appeals for the Second, Fifth, Sixth, Eighth, Ninth and Tenth Circuits have affirmed dismissals or grants of summary judgment in favor of state officials in seven other cases asserting antitrust and constitutional challenges to the allocable share amendment legislation in those states.

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

In July 2009, defendants filed petitions for a rehearing before the panel and for a rehearing by the entire Court of Appeals. Defendants also filed a motion to vacate portions of the trial court’s judgment on the grounds of mootness because of the passage of the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”), granting the United States Food and Drug Administration (the “FDA”) broad authority over the regulation of tobacco products. In September 2009, the Court of Appeals entered three per curiam rulings. Two of them denied defendants’ petitions for panel rehearing or for rehearing en banc. In the third per curiam decision, the Court of Appeals denied defendants’ suggestion of mootness and motion for partial vacatur. In February 2010, PM USA and Altria Group, Inc. filed their certiorari petitions with the United States Supreme Court. In addition, the federal government and the intervenors filed their own certiorari petitions, asking the court to reverse an earlier Court of Appeals decision and hold that civil RICO allows the trial court to order disgorgement as well as other equitable relief, such as smoking cessation remedies, designed to redress continuing consequences of prior RICO violations. In June 2010, the United States Supreme Court denied all of the parties’ petitions. In July 2010, the Court of Appeals issued its mandate lifting the stay of the trial court’s judgment and remanding the case to the trial court. As a result of the mandate, except for those matters remanded to the trial court for further proceedings, defendants are now subject to the injunction discussed above and the other elements of the trial court’s judgment.

In February 2011, the government submitted its proposed corrective statements and the trial court referred issues relating to a document repository to a special master. The defendants filed a response to the government’s proposed corrective statements and filed a motion to vacate the trial court’s injunction in light of the FSPTCA, which motion was denied in June 2011. The defendants have appealed the trial court’s ruling to the United States Court of Appeals for the District of Columbia Circuit. Argument is scheduled for April 20, 2012.

Apart from the matters on appeal, two issues remain pending before the district court: (i) the substance of the court-ordered corrective statements and (ii) the requirements related to point-of-sale signage. In November 2011, the district court ordered the parties to submit their views on whether the district court should delay its order on these issues while other courts decide more recent cases challenging the FDA’s new rules imposing certain tobacco marketing restrictions and graphic warnings. The parties complied with the district court’s requests, and defendants asked the court to defer resolution of these issues until these other cases are fully resolved. On January 26, 2012, the district court ruled that it would not delay its decision until after the resolution of the cases challenging the FDA’s new rules. The district court has not addressed the content of the corrective communications or the requirements related to point-of-sale signage.

In December 2011, the parties to the lawsuit entered into an agreement as to the issues concerning the document repository. Pursuant to this agreement, PM USA agreed to deposit an amount of approximately $3.1 million into the district court.

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury, and damages, the statute of limitations, express preemption by the Federal Cigarette Labeling and Advertising Act (“FCLAA”) and implied preemption by the policies and directives of the FTC, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of February 13, 2012, a total of eighteen such cases were pending in the United States. Four of these cases were pending in a multidistrict litigation proceeding in a single U.S. federal court as discussed below. The other cases were pending in various U.S. state courts. In addition, a purported “Lights” class action is pending against PM USA in Israel. Other entities have stated that they are considering filing such actions against Altria Group, Inc. and PM USA.

In the one “Lights” case pending in Israel (El-Roy), hearings on plaintiffs’ motion for class certification were held in November and December 2008, and an additional hearing on class certification was held in November 2011. See Guarantees for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

Federal Multidistrict Proceeding

Since the December 2008 United States Supreme Court decision in Good, and through February 13, 2012, twenty-four purported “Lights” class actions were served upon PM USA and, in certain cases, Altria Group, Inc. These cases were filed in 14 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA.

A number of purported “Lights” class actions were transferred and consolidated by the Judicial Panel on Multidistrict Litigation (“JPMDL”) before the United States District Court for the District of Maine for pretrial proceedings (“MDL proceeding”). These cases, and the states in which each originated, included: Biundo (Illinois), Cabbat (Hawaii), Calistro (U.S. Virgin Islands), Corse (Tennessee), Domaingue (New York), Good (Maine), Haubrich (Pennsylvania), McClure (Tennessee), Mirick (Mississippi), Mulford (New Mexico), Parsons (District of Columbia), Phillips (Ohio), Slater (District of Columbia), Tang (New York), Tyrer (California), Williams (Arkansas) and Wyatt (Wisconsin).

In November 2010, the district court in the MDL proceeding denied plaintiffs’ motion for class certification in four cases, covering the jurisdictions of California, the District of Columbia, Illinois and Maine. These jurisdictions were selected by the parties as sample cases, with two selected by plaintiffs and two selected by defendants. Plaintiffs sought appellate review of this decision but, in February 2011, the United States Court of Appeals for the First Circuit denied plaintiffs’ petition for leave to appeal. In June 2011, plaintiffs in twelve cases voluntarily dismissed without prejudice their cases, and in August 2011, plaintiff in McClure voluntarily dismissed the case without prejudice. In December 2011, the district court approved the request of the plaintiffs in the remaining four cases (Phillips, Tang, Wyatt and Cabbat) to recommend to the JPMDL that their cases be transferred back to the courts in which the suits originated. The question of the transfer, which defendants oppose, is now before the JPMDL.

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

In Cleary, which was pending in an Illinois federal court, the district court dismissed plaintiffs’ “Lights” claims against one defendant and denied plaintiffs’ request to remand the case to state court. In September 2009, the court issued its ruling on PM USA’s and the remaining defendants’ motion for summary judgment as to all “Lights” claims. The court granted the motion as to all defendants except PM USA. As to PM USA, the court granted the motion as to all “Lights” and other low tar brands other than Marlboro Lights. As to Marlboro Lights, the court ordered briefing on why the 2002 state court order dismissing the Marlboro Lights claims should not be vacated based upon Good. In January 2010, the court vacated the previous dismissal. In February 2010, the court granted summary judgment in favor of defendants as to all claims except for the Marlboro Lights claims, based on the statute of limitations and deficiencies relating to the named plaintiffs. In June 2010, the court granted summary judgment in favor of all defendants on all remaining claims, dismissing the case. In July 2010, plaintiffs filed a motion for reconsideration with the district court, which was denied. In August 2010, plaintiffs filed an appeal with the United States Court of Appeals for the Seventh Circuit. In August 2011, the Seventh Circuit affirmed the trial court’s dismissal of the case. Plaintiffs’ petition for rehearing was denied by the Seventh Circuit in November 2011.

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

In June 2007, the United States Supreme Court reversed the lower court rulings in the Watson case that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendants’ contention that the case must be tried in federal court under the “federal officer” statute. The case was removed to federal court in Arkansas and the case was transferred to the MDL proceeding discussed above. In November 2010, the district court in the MDL proceeding remanded the Watson case to Arkansas state court. In December 2011, the plaintiffs voluntarily dismissed their claims against Altria Group, Inc. without prejudice.

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

In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the judgment entered by the trial court on remand from the 2005 Illinois Supreme Court decision overturning the verdict on the ground that the United States Supreme Court’s December 2008 decision in Good demonstrated that the Illinois Supreme Court’s decision was “inaccurate.” PM USA filed a motion to dismiss plaintiffs’ petition and, in February 2009, the trial court granted PM USA’s motion on the basis that the petition was not timely filed. In March 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois. In February 2011, the intermediate appellate court ruled that the petition was timely filed and reversed the trial court’s dismissal of the plaintiffs’ petition and, in September 2011, the Illinois Supreme Court declined PM USA’s petition for review. As a result, the case has returned to the trial court for proceedings on whether the court should grant the plaintiffs’ petition to reopen the prior judgment.

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

•

Curtis: In April 2005, the Minnesota Supreme Court denied PM USA’s petition for interlocutory review of the trial court’s class certification order. In October 2009, the trial court denied plaintiffs’ motion for partial summary judgment, filed in February 2009, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). In October 2009, the trial court granted PM USA’s motion for partial summary judgment as to all consumer protection counts and, in December 2009, dismissed the case in its entirety. In December 2010, the Minnesota Court of Appeals reversed the trial court’s dismissal of the case and affirmed the trial court’s prior certification of the class under Minnesota’s consumer protection statutes. The Court of Appeals also affirmed the trial court’s denial of the plaintiffs’ motion for partial summary judgment claiming collateral estoppel from the findings in the case brought by the Department of Justice. PM USA’s petition for review with the Minnesota Supreme Court was granted in March 2011. Argument on the petition was heard in September 2011.

•

Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiffs’ motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995 – 2003. In June 2010, PM USA’s motion for partial summary judgment regarding plaintiffs’ request for punitive damages was denied. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). The plaintiffs’ motion was denied in December 2010. In June 2011, PM USA filed various summary judgment motions challenging the plaintiffs’ claims. In August 2011, the trial court granted PM USA’s motion for partial summary judgment, ruling that plaintiffs could not present a damages claim based on allegations that Marlboro Lights are more dangerous than Marlboro Reds. The trial court denied PM USA’s remaining summary judgment motions. Trial in the case began in September 2011 and, in October 2011 the court declared a mistrial after the jury failed to reach a verdict. The court has scheduled a new trial to begin on January 21, 2013.

•

Lawrence: In November 2010, the trial court certified a class consisting of all persons who purchased Marlboro Lights cigarettes in the state of New Hampshire at any time from the date the brand was introduced into commerce until the date trial in the case begins. PM USA’s motion for reconsideration of this decision was denied in January 2011. In September 2011, the New Hampshire Supreme Court accepted review of the class certification decision.

Certain Other Tobacco-Related Litigation

Tobacco Price Case: As of February 13, 2012, one case remains pending in Kansas (Smith) in which plaintiffs allege that defendants, including PM USA and Altria Group, Inc., conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs’ motion for class certification has been granted. The trial court heard oral argument on defendants’ motions for summary judgment on January 18, 2012. Trial has been set for July 16, 2012.

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

In July 2010, plaintiffs filed a motion seeking collateral estoppel effect from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). In September 2010, plaintiffs filed a motion for preliminary resolution of legal issues regarding restitutionary relief. The trial court denied both of plaintiffs’ motions in November 2010. In November 2010, defendants filed a motion seeking a determination that Brown class members who were also part of the class in Daniels (a previously disclosed consumer fraud case in which the California Supreme Court affirmed summary judgment in PM USA’s favor based on preemption and First Amendment grounds) are precluded by the Daniels judgment from recovering in Brown. This motion was denied in December 2010. Defendants sought review of this decision before the Fourth District Court of Appeal but were denied review in March 2011. On January 9, 2012, defendants filed motions for a determination that the class representatives lack standing and are not typical or adequate to represent the class and to decertify the class. Argument is scheduled for May 2, 2012. Trial is currently scheduled for October 5, 2012.

Ignition Propensity Cases: PM USA is currently a defendant in two wrongful death actions in which plaintiffs contend that fires caused by cigarettes led to other individuals’ deaths. In one case pending in federal court in Massachusetts (Sarro), the district court in August 2009 granted in part PM USA’s motion to dismiss, but ruled that two claims unrelated to product design could go forward. In November

2010, PM USA filed a motion for summary judgment. Argument was heard in March 2011. In a Kentucky case (Walker), the federal district court denied plaintiffs’ motion to remand the case to state court and dismissed plaintiffs’ claims in February 2009. Plaintiffs subsequently filed a notice of appeal. In October 2011, the United States Court of Appeals for the Sixth Circuit (the “Sixth Circuit”) reversed the portion of the district court decision that denied remand of the case to Kentucky state court and remanded the case to Kentucky state court. The Sixth Circuit did not address the merits of the district court’s dismissal order. Defendants’ petition for rehearing with the Sixth Circuit was denied in December 2011.

False Claims Act Case: PM USA and Altria Group, Inc. were served on January 27, 2012 in a qui tam action filed in the United States District Court for the District of Columbia (United States ex rel. Oliver) alleging violation of the False Claims Act in connection with sales of cigarettes to the U.S. military for resale on U.S. military bases overseas. The claimant is an individual who contends that PM USA included the per-carton cost of Master Settlement Agreement payments in the list price charged to government agencies that purchased cigarettes from PM USA in the United States for resale on overseas military bases, and that non-military civilian customers overseas allegedly received lower pricing on cigarettes sold in those overseas markets than the government agencies. The United States declined to intervene in the action on September 13, 2011.

Argentine Grower Case: In Hupan, et al. v. Alliance One International, et al., filed in Delaware state court on February 14, 2012, PM USA and Altria Group, Inc. are named along with multiple other defendants by the parents of eight minor Argentine children born between 1996 and 2008 with alleged birth defects. Plaintiffs allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., an alleged subsidiary of Philip Morris International Inc., beginning in the 1980’s and that they and their infant children were exposed directly and in utero to hazardous herbicides and pesticides used in the production and cultivation of tobacco. Plaintiffs seek compensatory and punitive damages against all defendants under U.S. and Argentine law.

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

Second, UST and/or its tobacco subsidiaries has been named in certain actions in West Virginia (See In re: Tobacco Litigation above) brought on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers, and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs are five individuals alleging use of USSTC’s smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products. USSTC, along with other non-cigarette manufacturers, has remained severed from such proceedings since December 2001.

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

Refund Claims and Litigation. Altria Group, Inc. believes that its tax treatment of PMCC’s LILO and SILO transactions on federal and state income tax returns for the 1996 through 2009 tax years was proper and complied with applicable tax laws in effect during the relevant periods. Altria Group, Inc. has contested the disallowances for the 1996 through 2003 tax years, filed claims for refunds of federal income tax and associated interest paid and pursued or is pursuing refund litigation in federal court with respect to certain of the refund claims, as discussed below.

In October 2006, Altria Group, Inc. filed a complaint in the United States District Court for the Southern District of New York to claim a refund on a portion of these federal income tax payments and associated interest for the years 1996 and 1997, attributable to LILO and SILO transactions entered into during those years. In July 2009, the jury returned a unanimous verdict in favor of the IRS and, in April 2010, after denying Altria Group, Inc.’s post-trial motions, the district court entered final judgment in favor of the IRS. Altria Group, Inc. filed an appeal with the United States Court of Appeals for the Second Circuit in June 2010. In September 2011, the Second Circuit affirmed the district court decision in favor of the IRS. Altria Group, Inc. has elected not to pursue further judicial review of its refund claim for the 1996 and 1997 transactions.

In March 2008, Altria Group, Inc. filed a second complaint in the United States District Court for the Southern District of New York seeking a refund of the federal income tax payments and associated interest for the years 1998 and 1999 attributable to the disallowance of tax benefits claimed in those years with respect to the LILO and SILO transactions subject to the jury verdict and with respect to the additional LILO and SILO transactions entered into in 1998 and 1999. In May 2009, the district court granted a stay pending the decision by the United States Court of Appeals for the Second Circuit in the appeal involving the 1996 and 1997 transactions. Following Altria Group, Inc.’s decision not to pursue further judicial review of its refund claim regarding the 1996 and 1997 transactions, the case for the 1998 and 1999 years has been reactivated.

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

Payments to the IRS. As indicated in “Refund Claims and Litigation” above, Altria Group, Inc. has paid a total of approximately $1.1 billion in federal income tax payments and interest with respect to the LILO and SILO transactions for the 1996 through 2003 tax years. The tax component of this amount represents an acceleration of taxes that Altria Group, Inc. would have otherwise paid over the later stages of the LILO and SILO transactions. Altria Group, Inc. treated the amounts paid to the IRS for these years as deposits for financial reporting purposes pending the ultimate outcomes of the litigation. Altria Group, Inc. included such amounts in Other assets on its consolidated balance sheets and did not include such amounts in the supplemental disclosure of cash paid for income taxes on the consolidated statement of cash flows. As a result of its decision not to pursue further judicial review of its refund claims for the 1996 and 1997 transactions, Altria Group, Inc.’s consolidated balance sheet at December 31, 2011 reflects reductions in both Other assets and tax liabilities of approximately $362 million, which is the amount of taxes and interest that Altria Group, Inc. has previously paid related to the 1996 and 1997 transactions for the 1996 through 2003 tax years. This payment has been included in the supplemental disclosure of cash paid for income taxes on the consolidated statement of cash flows for the year ended December 31, 2011. The impact of these payments on Altria Group, Inc.’s earnings has previously been recorded on its financial statements, as discussed below. If Altria Group, Inc. were to prevail in the current and/or anticipated refund litigation, it would receive a refund of the remaining amounts paid to the IRS plus interest. If the IRS’s position with respect to the LILO and SILO transactions is ultimately sustained, Altria Group, Inc. would further reduce its tax liabilities and the asset discussed above.

Anticipated Future Disallowances and Additional Payments to the IRS. Altria Group, Inc. further expects the IRS and impacted states to disallow income tax benefits claimed in years 2004 through 2009 related to the LILO and SILO transactions that PMCC entered into from 1996 through 2003. The disallowance of federal and state income tax benefits for the 2004 through 2009 tax years and associated interest through the 2011 tax year would result in additional payments of approximately $600 million, excluding potential penalties. The tax component of this amount represents an acceleration of taxes that Altria Group, Inc. would have otherwise paid over the later stages of the LILO and SILO transactions. This amount is net of federal and state income taxes paid on gains associated with sales of leased assets from January 1, 2008 through December 31, 2011 and excludes additional taxes paid in 2011 for the 2010 and 2011 tax years as a result of the decision discussed below not to claim tax benefits for the 2010 and future tax years. Although the initial amount payable may be greater than $600 million, such taxes paid on gains associated with sales of leased assets will be subsequently recovered no later than the closing of the audits for the cycles in which the sales have occurred. The payments of disallowed tax benefits, if any, would depend upon the timing and outcome of future IRS audits and any related administrative challenges or litigation. The IRS is currently auditing the 2004-2006 tax years.

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

Second Quarter 2011 Earnings Charge. Altria Group, Inc. has continually re-evaluated the likelihood of sustaining its tax position on PMCC’s LILO and SILO transactions, as required by ASC 740, Income Taxes (“ASC 740”). In the second quarter of 2011, in accordance with ASC 840 and ASC 740, Altria Group, Inc. recorded a one-time charge of $627 million against its 2011 reported earnings related to the tax treatment of the LILO and SILO transactions that PMCC entered into between 1996 and 2003. Altria Group, Inc.’s decision to record the charge was based on the Federal Circuit’s April 2011 adverse decision in Wells Fargo & Co. v. United States, involving SILO transactions entered into by another taxpayer. Altria Group, Inc. concluded that the decision introduced incremental risk to its tax analysis and, as a result, that it was no longer more likely than not that it would prevail in its defense of its tax position on PMCC’s LILO and SILO transactions.

The charge of $627 million reflects the re-characterization of PMCC’s LILO and SILO transactions as loans (as opposed to leases) for income tax purposes, which changes the timing of income recognition for tax purposes over the term of the deemed loan. This change, in turn, impacts the income of the leases recorded pursuant to leveraged lease accounting (ASC 840) resulting in a lowering of the cumulative income from the transactions that had been recorded from inception of the transactions to the date of the charge. This earnings charge is incremental to $146 million recorded as a reduction to stockholders’ equity upon the adoption of new accounting standards for leases (“FAS 13-2”) and for uncertainty in income taxes (“FIN 48”) on January 1, 2007, and approximately $95 million recorded to the statements of earnings from January 1, 2007 through March 31, 2011. In quantifying the reduction in cumulative leveraged lease income to include in the second quarter 2011 earnings charge, Altria Group, Inc. was required to make assumptions regarding a potential settlement of these matters with the IRS. To the extent the assumptions change, there may be additional impact on Altria Group, Inc.’s earnings but Altria Group, Inc. does not expect such impact, if any, to be significant.

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

As of December 31, 2011, the LILO and SILO transactions represented approximately 30% of the Net Finance Assets of PMCC’s lease portfolio. PMCC has not entered into any LILO or SILO transactions since 2003.

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

In December 2009, the court granted in part and denied in part defendants’ motion to dismiss plaintiffs’ complaint. In addition to dismissing certain claims made by plaintiffs for equitable relief under ERISA as to all defendants, the court dismissed claims alleging excessive administrative fees and mismanagement of company stock funds as to one of the Altria Group, Inc. defendants. In February 2010, the court granted a joint stipulation dismissing the fee and stock fund claims without prejudice as to the remaining defendants, including Altria Corporate Services, Inc. Accordingly, the only claim remaining at this time in George II relates to the alleged negligence of plan fiduciaries for including the Growth Equity Fund and Balanced Fund as Kraft Thrift Plan investment options. Plaintiffs filed a motion for class certification in March 2010, which the court granted in August 2010. Defendants filed a motion for summary judgment in January 2011, and plaintiffs filed a motion for partial summary judgment. In March 2011, defendants filed a motion to vacate the class certification in light of recent federal judicial precedent. In July 2011, the court granted defendants’ summary judgment motion in part, finding that claims for periods prior to July 2, 2002 were time barred, and that the defendants properly monitored the funds. The court also denied plaintiffs’ motion for partial summary judgment. Remaining in the case are claims after July 2, 2002 relating to whether it was prudent to retain actively managed investments (Growth Equity Fund and Balanced Fund) in the Kraft Thrift Plan after 1999. In July 2011, the court also granted defendants’ motion to vacate the class certification, and allowed plaintiffs leave to file a new motion for class certification in light of recent precedent and the court’s summary judgment findings. Plaintiffs’ motion to certify the class is pending before the court.

In August 2011, Altria Client Services, Inc. and a company committee that allegedly had a relationship to the Kraft Thrift Plan were added as defendants in another class action previously brought by the same plaintiffs in 2006 (George I), in which plaintiffs allege defendants breached their fiduciary duties under ERISA by offering company stock funds in a unitized format and by allegedly overpaying for recordkeeping services.

The parties have reached a proposed class-wide settlement. The proposed settlement, which does not require any payment by the Altria Group, Inc. defendants, is subject to court approval, which is pending. Under the terms of a Distribution Agreement between Altria Group, Inc. and Kraft, the Altria Group, Inc. defendants may be entitled to indemnity against any liabilities incurred in connection with these cases.

California Wage and Hour Case

In September 2011, two former sales representatives employed in California by Altria Group Distribution Company (“AGDC”) filed a putative class action in the United States District Court for the Northern District of California, under California’s wage and hour laws. The named plaintiffs seek to represent a class of all former sales representatives who worked for AGDC in California at any time since September 2007. The plaintiffs seek overtime pay, recovery of certain wages, reimbursement of business expenses and other non-monetary relief and penalties. In November 2011, the plaintiffs amended their complaint to add an additional claim for penalties under California’s Private Attorney General Act. On January 6, 2012, AGDC moved to dismiss certain of plaintiffs’ claims and to transfer the case from the Northern District of California to the Central District of California.

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

Guarantees

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At December 31, 2011, subsidiaries of Altria Group, Inc. were also contingently liable for $29 million of guarantees related to their own performance, consisting primarily of surety bonds. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI, entered into as a result of Altria Group, Inc.’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its consolidated balance sheet at December 31, 2011 as the fair value of this indemnification is insignificant.

As more fully discussed in Note 20. Condensed Consolidating Financial Information to Altria Group, Inc.’s consolidated financial statements, which is incorporated herein by reference to the 2011 Annual Report, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under its 5-year revolving credit agreement and amounts outstanding under its commercial paper program.

Redeemable Noncontrolling Interest

In September 2007, Ste. Michelle completed the acquisition of Stag’s Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which Ste. Michelle holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars, Ste. Michelle entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require Ste. Michelle to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori’s initial investment of $27 million. The put arrangement became exercisable on September 11, 2010 and has no expiration date. As of December 31, 2011, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized in the consolidated balance sheet for the put arrangement.

The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because redemption is outside of the control of Ste. Michelle. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section in the consolidated balance sheets at December 31, 2011 and 2010.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal stock exchange on which Altria Group, Inc.’s common stock (par value $0.33 1/3 per share) is listed is the New York Stock Exchange. At January 31, 2012, there were approximately 86,000 holders of record of Altria Group, Inc.’s common stock.

In January 2011, Altria Group, Inc.’s Board of Directors authorized a $1.0 billion one-year share repurchase program. Altria Group, Inc. completed this share repurchase program during the third quarter of 2011. Under this program, Altria Group, Inc. repurchased a total of 37.6 million shares of its common stock at an average price of $26.62 per share.

In October 2011, Altria Group, Inc.’s Board of Directors authorized a new $1.0 billion share repurchase program, which Altria Group, Inc. intends to complete by the end of 2012. During the fourth quarter of 2011, Altria Group, Inc. repurchased 11.7 million shares of its common stock at an aggregate cost of approximately $327 million, and an average price of $27.84 per share, under this share repurchase program. Share repurchases under the new program will depend upon marketplace conditions and other factors, and the program remains subject to the discretion of Altria Group, Inc.’s Board of Directors.

During 2011, Altria Group, Inc. repurchased a total of 49.3 million shares of its common stock under the two programs at an aggregate cost of approximately $1.3 billion, and an average price of $26.91 per share.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended December 31, 2011, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2011 – October 31, 2011	480,000	$27.75	480,000	$986,679,664

November 1, 2011 – November 30, 2011	8,640,000	$27.49	9,120,000	$749,174,032

December 1, 2011 – December 31, 2011	2,776,512	$29.03	11,760,000	$672,584,392

For the Quarter Ended December 31, 2011	11,896,512	$27.86

(1)	The total number of shares purchased include (i) shares purchased under Altria Group, Inc.’s October 2011 $1.0 billion share repurchase program (which totaled 480,000 shares in October, 8,640,000 shares in November and 2,640,000 shares in December) and (ii) shares tendered to Altria Group, Inc. by employees who vested in restricted and deferred stock and used shares to pay all, or a portion of the related taxes, and forfeitures of restricted stock for which consideration was paid in connection with termination of employment of certain employees (which totaled 136,512 shares in December).

(2)	Aggregate number of shares repurchased under the then-applicable share repurchase program as of the end of the period presented.

The other information called for by this Item is hereby incorporated by reference to the paragraph captioned “Quarterly Financial Data (Unaudited)” on page 70 of the 2011 Annual Report and made a part hereof.

Item 6.	Selected Financial Data.

The information called for by this Item is hereby incorporated by reference to the information with respect to 2007-2011 appearing under the caption “Selected Financial Data – Five Year Review” on page 10 of the 2011 Annual Report and made a part hereof.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information called for by this Item is hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 71 to 99 of the 2011 Annual Report and made a part hereof.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is hereby incorporated by reference to the paragraphs in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Market Risk” on pages 95 to 96 of the 2011 Annual Report and made a part hereof.

Item 8.	Financial Statements and Supplementary Data.

The information called for by this Item is hereby incorporated by reference to the 2011 Annual Report as set forth under the caption “Quarterly Financial Data (Unaudited)” on page 70 and in the Index to Consolidated Financial Statements and Schedules (see Item 15) and made a part hereof.

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

See pages 100 to 101 of Exhibit 13 for the Report of Independent Registered Public Accounting Firm and the Report of Management on Internal Control over Financial Reporting included in the 2011 Annual Report and incorporated herein by reference.

Item 9B.	Other Information.

None.

PART III

Except for the information relating to the executive officers set forth in Item 10, and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to Altria Group, Inc.’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 17, 2012 that will be filed with the SEC on or about April 6, 2012 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers as of February 16, 2012:

Name	Office	Age
Martin J. Barrington	Vice Chairman	58
David R. Beran	Vice Chairman	57
Nancy E. Brennan	Senior Vice President, Marketing, Altria Client Services Inc.	59
William F. Gifford, Jr.	President and Chief Executive Officer, Philip Morris USA Inc.	41
Louanna O. Heuhsen	Vice President, Corporate Governance and Associate General Counsel	61
Craig A. Johnson	President and Chief Executive Officer, Altria Group Distribution Company	59
Denise F. Keane	Executive Vice President and General Counsel	59
Salvatore Mancuso	Vice President and Treasurer, Finance and Strategy	46
John R. Nelson	Executive Vice President and Chief Technology Officer	59
Peter P. Paoli	President and Chief Executive Officer, U.S. Smokeless Tobacco Company LLC	54
W. Hildebrandt Surgner, Jr.	Corporate Secretary and Senior Assistant General Counsel	46
Michael E. Szymanczyk	Chairman of the Board and Chief Executive Officer	63
Linda M. Warren	Vice President and Controller	63
Howard A. Willard III	Executive Vice President and Chief Financial Officer	48

All of the above-mentioned officers have been employed by Altria Group, Inc. or its subsidiaries in various capacities during the past five years, except for Ms. Heuhsen, who joined in 2008 after serving as a partner in the law firm of Hunton & Williams LLP. On December 14, 2011, Altria Group, Inc. announced that Ms. Warren will retire effective February 24, 2012, and that Ivan Feldman has been appointed to replace her effective upon her retirement. Mr. Feldman, age 45, currently serves as Vice President and Assistant Controller, Financial Reporting, Altria Client Services Inc., a position he has held since 2008. Since June 2000, he has been continuously employed by Altria Client Services Inc. in positions overseeing financial reporting and analysis.

On January 27, 2011, Altria Group, Inc. announced that Mr. Szymanczyk will retire as Chairman and Chief Executive Officer and that Mr. Barrington has been appointed to serve as Chairman and CEO, such changes to be effective upon the conclusion of the Annual Meeting of Shareholders on May 17, 2012. Mr. Barrington was also elected to Altria Group, Inc.’s Board of Directors effective January 26, 2012. Additionally, Mr. Beran was appointed to serve as President and Chief Operating Officer, effective upon the conclusion of the Annual Meeting of Shareholders.

In addition, Ms. Brennan has announced her retirement as Senior Vice President, Marketing, Altria Client Services Inc., effective April 1, 2012.

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

The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under Altria Group, Inc.’s equity compensation plans at December 31, 2011, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by stockholders (1)	282,663	(2)	$12.48	48,539,554	(3)

(1)	The following plans have been approved by Altria Group, Inc. shareholders and have shares referenced in column (a) or column (c): the 2000 Stock Compensation Plan for Non-Employee Directors, the 2005 Performance Incentive Plan, the 2010 Performance Incentive Plan, and the Stock Compensation Plan for Non-Employee Directors.

(2)	Includes 4,590 stock options and 278,073 shares of deferred stock.

(3)	Includes 47,880,823 shares available under the 2010 Performance Incentive Plan and 658,731 shares available under the Stock Compensation Plan for Non-Employee Directors, and excludes shares reflected in column (a).

Refer to “Ownership of Equity Securities” section of the proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Refer to “Related Person Transactions and Code of Conduct” and “Independence of Nominees” sections of the proxy statement.

Item 14.	Principal Accounting Fees and Services.

Refer to “Audit Committee Matters” section of the proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Index to Consolidated Financial Statements and Schedules

	Reference
	Form 10-K Annual Report Page	2011 Annual Report Page
Data incorporated by reference to Altria Group, Inc.’s 2011 Annual Report:

Consolidated Statements of Earnings for the years ended December 31, 2011, 2010 and 2009	—	11

Consolidated Balance Sheets at December 31, 2011 and 2010	—	12 - 13

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	—	14 - 15

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009	—	16

Notes to Consolidated Financial Statements	—	17 - 70

Report of Independent Registered Public Accounting Firm	—	100

Report of Management on Internal Control Over Financial Reporting	—	101

Data submitted herein:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1

Financial Statement Schedule – Valuation and Qualifying Accounts	S-2

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b)	The following exhibits are filed as part of this Report:

2.1	Distribution Agreement by and between Altria Group, Inc. and Kraft Foods Inc., dated as of January 31, 2007. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 31, 2007 (File No. 1-08940).

2.2	Distribution Agreement by and between Altria Group, Inc. and Philip Morris International Inc., dated as of January 30, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 30, 2008 (File No. 1-08940).

2.3	Agreement and Plan of Merger by and among UST Inc., Altria Group, Inc., and Armchair Merger Sub, Inc., dated as of September 7, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on September 8, 2008 (File No. 1-08940).

2.4	Amendment No. 1 to the Agreement and Plan of Merger, dated as of September 7, 2008, by and among UST Inc., Altria Group, Inc., and Armchair Merger Sub, Inc., dated as of October 2, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on October 3, 2008 (File No. 1-08940).

3.1	Articles of Amendment to the Restated Articles of Incorporation of Altria Group, Inc. and Restated Articles of Incorporation of Altria Group, Inc. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08940).

3.2	Amended and Restated By-laws of Altria Group, Inc. effective January 26, 2012 (incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 27, 2012 (File No. 1-08940).

4.1	Indenture between Altria Group, Inc. and The Bank of New York (as successor in interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee, dated as of December 2, 1996. Incorporated by reference to Altria Group, Inc.’s Registration Statement on Form S-3/A filed on January 29, 1998 (No. 333-35143).

4.2	First Supplemental Indenture to Indenture, dated as of December 2, 1996, between Altria Group, Inc. and The Bank of New York (as successor in interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee, dated as of February 13, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on February 15, 2008 (File No. 1-08940).

4.3	Indenture among Altria Group, Inc., as Issuer, Philip Morris USA Inc., as Guarantor, and Deutsche Bank Trust Company Americas, as Trustee, dated as of November 4, 2008. Incorporated by reference to Altria Group, Inc.’s Registration Statement on Form S-3 filed on November 4, 2008 (No. 333-155009).

4.4	3-Year Revolving Credit Agreement among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, Barclays Capital, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as Syndication Agents and Banco Santander, S.A., New York Branch, The Bank of Nova Scotia, HSBC Bank USA, National Association, Morgan Stanley Senior Funding, Inc. and The Royal Bank of Scotland plc, as Documentation Agents, dated as of November 20, 2009. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on November 23, 2009 (File No. 1-08940).

4.5	5-Year Revolving Credit Agreement among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, Barclays Capital, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, The Bank of Nova Scotia and The Royal Bank of Scotland plc, as Syndication Agents and Sovereign Bank, HSBC Bank USA, National Association, Morgan Stanley Senior Funding, Inc., Wells Fargo Bank, National Association and U.S. Bank National Association, as Documentation Agents, dated as of June 30, 2011. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on June 30, 2011 (File No. 1-08940).

4.6	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.

10.1	Comprehensive Settlement Agreement and Release related to settlement of Mississippi health care cost recovery action, dated as of October 17, 1997. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).

10.2	Settlement Agreement related to settlement of Florida health care cost recovery action, dated August 25, 1997. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on September 3, 1997 (File No. 1-08940).

10.3	Comprehensive Settlement Agreement and Release related to settlement of Texas health care cost recovery action, dated as of January 16, 1998. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 28, 1998 (File No. 1-08940).

10.4	Settlement Agreement and Stipulation for Entry of Judgment regarding the claims of the State of Minnesota, dated as of May 8, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1-08940).

10.5	Settlement Agreement and Release regarding the claims of Blue Cross and Blue Shield of Minnesota, dated as of May 8, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1-08940).

10.6	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order regarding the settlement of the Mississippi health care cost recovery action, dated as of July 2, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 1-08940).

10.7	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree regarding the settlement of the Texas health care cost recovery action, dated as of July 24, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 1-08940).

10.8	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree regarding the settlement of the Florida health care cost recovery action, dated as of September 11, 1998. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 1-08940).

10.9	Master Settlement Agreement relating to state health care cost recovery and other claims, dated as of November 23, 1998. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on November 25, 1998, as amended by Form 8-K/A filed on December 24, 1998 (File No. 1-08940).

10.10	Stipulation and Agreed Order Regarding Stay of Execution Pending Review and Related Matters, dated as of May 7, 2001. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on May 8, 2001 (File No. 1-08940).

10.11	Stock Purchase Agreement by and among Altria Group, Inc., Bradford Holdings, Inc. and John Middleton, Inc., dated as of October 31, 2007. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 (File No. 1-08940).

10.12	Employee Matters Agreement by and between Altria Group, Inc. and Kraft Foods Inc., dated as of March 30, 2007. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 30, 2007 (File No. 1-08940).

10.13	Tax Sharing Agreement by and between Altria Group, Inc. and Kraft Foods Inc., dated as of March 30, 2007. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 30, 2007 (File No. 1-08940).

10.14	Transition Services Agreement by and between Altria Corporate Services, Inc. and Kraft Foods Inc., dated as of March 30, 2007. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 30, 2007 (File No. 1-08940).

10.15	Intellectual Property Agreement by and between Philip Morris International Inc. and Philip Morris USA Inc., dated as of January 1, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 28, 2008 (File No. 1-08940).

10.16	Employee Matters Agreement by and between Altria Group, Inc. and Philip Morris International Inc., dated as of March 28, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 28, 2008 (File No. 1-08940).

10.17	Tax Sharing Agreement by and between Altria Group, Inc. and Philip Morris International Inc., dated as of March 28, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 28, 2008 (File No. 1-08940).

10.18	Transition Services Agreement by and between Altria Corporate Services, Inc. and Philip Morris International Inc., dated as of March 28, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 28, 2008 (File No. 1-08940).

10.19	364-Day Revolving Credit Agreement among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, Barclays Capital, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as Syndication Agents and Banco Santander, S.A., New York Branch, The Bank of Nova Scotia, HSBC Bank USA, National Association, Morgan Stanley Senior Funding, Inc. and The Royal Bank of Scotland plc, as Documentation Agents, dated as of November 17, 2010. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on November 17, 2010 (File No. 1-08940).

10.20	Guarantee made by Philip Morris USA Inc., in favor of the lenders party to the 3-Year Revolving Credit Agreement, dated as of November 20, 2009, among Altria Group, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, dated as of November 20, 2009. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on November 23, 2009 (File No. 1-08940).

10.21	Guarantee made by Philip Morris USA Inc., in favor of the lenders party to the 364-Day Revolving Credit Agreement, dated as of November 17, 2010, among Altria Group, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, dated as of November 17, 2010. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on November 17, 2010 (File No. 1-08940).

10.22	Guarantee made by Philip Morris USA Inc., in favor of the lenders party to the 5-Year Revolving Credit Agreement, dated as of June 30, 2011, among Altria Group, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, dated as of June 30, 2011. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on June 30, 2011 (File No. 1-08940).

10.23	Financial Counseling Program. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08940).*

10.24	Benefit Equalization Plan, effective September 2, 1974, as amended.*

10.25	Form of Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-08940).*

10.26	Form of Supplemental Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-08940).*

10.27	Automobile Policy. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).*

10.28	Supplemental Management Employees’ Retirement Plan of Altria Group, Inc., effective as of October 1, 1987, as amended. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-08940).*

10.29	Unit Plan for Incumbent Non-Employee Directors, effective January 1, 1996, as amended effective August 31, 2007. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08940).*

10.30	Grantor Trust Agreement by and between Altria Client Services Inc. and Wells Fargo Bank, National Association, dated February 23, 2011. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-08940).*

10.31	Long-Term Disability Benefit Equalization Plan, effective as of January 1, 1989, as amended. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 1-08940).*

10.32	Survivor Income Benefit Equalization Plan, effective as of January 1, 1985, as amended and in effect as of January 1, 2010. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (File No. 1-08940).*

10.33	2000 Performance Incentive Plan, effective on May 1, 2000. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement filed on March 10, 2000 (File No. 1-08940).*

10.34	2000 Stock Compensation Plan for Non-Employee Directors, as amended and restated as of March 1, 2003. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08940).*

10.35	2005 Performance Incentive Plan, effective on May 1, 2005. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement filed on March 14, 2005 (File No. 1-08940).*

10.36	Deferred Fee Plan for Non-Employee Directors, as amended and restated effective April 24, 2008. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-08940).*

10.37	Stock Compensation Plan for Non-Employee Directors, as amended and restated effective February 24, 2010. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2010 (File No. 1-08940).*

10.38	2010 Performance Incentive Plan, effective on May 20, 2010. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement filed on April 9, 2010 (File No. 1-08940).*

10.39	Kraft Foods Inc. Supplemental Benefits Plan I (including First Amendment adding Supplement A), as amended and restated effective as of January 1, 1996. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-08940).*

10.40	Agreement among Altria Group, Inc., PM USA and Michael E. Szymanczyk, dated as of May 15, 2002. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-08940).*

10.41	Form of Indemnity Agreement. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on October 30, 2006 (File No. 1-08940).

10.42	Form of Deferred Stock Agreement, dated as of January 31, 2007. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on February 2, 2007 (File No. 1-08940).*

10.43	Form of Deferred Stock Agreement, dated as of January 30, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on February 5, 2008 (File No. 1-08940).*

10.44	Form of Restricted Stock Agreement, dated as of April 23, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on April 29, 2008 (File No. 1-08940).*

10.45	Form of Restricted Stock Agreement, dated as of January 27, 2009. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 29, 2009 (File No. 1-08940).*

10.46	Form of Restricted Stock Agreement, dated as of December 31, 2009. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08940).*

10.47	Form of Restricted Stock Agreement, dated as of January 26, 2010. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 28, 2010 (File No. 1-08940).*

10.48	Form of Restricted Stock Agreement, dated as of January 25, 2011. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 27, 2011 (File No. 1-08940).*

10.49	Form of Deferred Stock Agreement, dated as of January 25, 2011. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 27, 2011 (File No. 1-08940).*

10.50	Form of Executive Confidentiality and Non-Competition Agreement. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 27, 2011 (File No. 1-08940).*

10.51	Time Sharing Agreement between Altria Client Services Inc. and Michael E. Szymanczyk, dated January 28, 2009. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 29, 2009 (File No. 1-08940).*

10.52	First Amendment to the Time Sharing Agreement between Altria Client Services Inc. and Michael E. Szymanczyk, dated November 12, 2009. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08940).*

10.53	Second Amendment to the Time Sharing Agreement between Altria Client Services Inc. and Michael E. Szymanczyk, effective October 14, 2010. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-08940).*

12	Statements regarding computation of ratios.

13	Pages 9 to 101 of the 2011 Annual Report, but only to the extent set forth in Items 1, 5-8, 9A, and 15 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the 2011 Annual Report is not to be deemed “filed” as part of this Report.

21	Subsidiaries of Altria Group, Inc.

23	Consent of independent registered public accounting firm.

24	Powers of attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

99.3	Definitions of Terms Related to Financial Covenants Included in Altria Group, Inc.’s 5-Year Revolving Credit Agreement dated as of June 30, 2011.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altria Group, Inc.

By:	/s/ MICHAEL E. SZYMANCZYK
(Michael E. Szymanczyk Chairman of the Board and Chief Executive Officer)

Date: February 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ MICHAEL E. SZYMANCZYK (Michael E. Szymanczyk)	Director, Chairman of the Board and Chief Executive Officer	February 16, 2012

/s/ HOWARD A. WILLARD III (Howard A. Willard III)	Executive Vice President and Chief Financial Officer	February 16, 2012

/s/ LINDA M. WARREN (Linda M. Warren)	Vice President and Controller	February 16, 2012

* ELIZABETH E. BAILEY, GERALD L. BALILES, MARTIN J. BARRINGTON JOHN T. CASTEEN III, DINYAR S. DEVITRE, THOMAS F. FARRELL II, THOMAS W. JONES, W. LEO KIELY III GEORGE MUÑOZ, NABIL Y. SAKKAB	Directors

*By:	/s/ MICHAEL E. SZYMANCZYK (MICHAEL E. SZYMANCZYK ATTORNEY-IN-FACT)	February 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Altria Group, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated January 27, 2012 appearing in the 2011 Annual Report to Shareholders of Altria Group, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Richmond, Virginia

January 27, 2012

S-1

ALTRIA GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2011, 2010, and 2009

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)
2011:
CONSUMER PRODUCTS:
Allowance for discounts	$—	$602	$—	$602	$—
Allowance for returned goods	46	102	—	94	54

	$46	$704	$—	$696	$54

FINANCIAL SERVICES:
Allowances for losses	$202	$25	$—	$—	$227

2010:
CONSUMER PRODUCTS:
Allowance for discounts	$—	$606	$—	$606	$—
Allowance for doubtful accounts	3	—	—	3	—
Allowance for returned goods	47	86	—	87	46

	$50	$692	$—	$696	$46

FINANCIAL SERVICES:
Allowances for losses	$266	$—	$—	$64	$202

2009:
CONSUMER PRODUCTS:
Allowance for discounts	$—	$593	$—	$593	$—
Allowance for doubtful accounts	3	—	—	—	3
Allowance for returned goods	4	104	15	76	47

	$7	$697	$15	$669	$50

FINANCIAL SERVICES:
Allowances for losses	$304	$15	$—	$53	$266

Notes:

(a)	Related to the acquisition of UST LLC

(b)	Represents charges for which allowances were created

S-2