Form 10-Q
period 2012-03-31
ALTRIA GROUP, INC.
filed 2012-04-26
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At April 16, 2012, there were 2,034,843,783 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Consumer products
Cash and cash equivalents	$4,156	$3,270

Receivables	244	268

Inventories:
Leaf tobacco	932	934
Other raw materials	178	170
Work in process	310	316
Finished product	410	359

	1,830	1,779

Deferred income taxes	1,207	1,207
Other current assets	456	607

Total current assets	7,893	7,131

Property, plant and equipment, at cost	4,737	4,728
Less accumulated depreciation	2,572	2,512

	2,165	2,216

Goodwill	5,174	5,174
Other intangible assets, net	12,093	12,098
Investment in SABMiller	5,965	5,509
Other assets	1,235	1,257

Total consumer products assets	34,525	33,385

Financial services
Finance assets, net	3,247	3,559
Other assets	43	18

Total financial services assets	3,290	3,577

TOTAL ASSETS	$37,815	$36,962

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share and per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
LIABILITIES
Consumer products
Current portion of long-term debt	$600	$600
Accounts payable	328	503
Accrued liabilities:
Marketing	474	430
Taxes, except income taxes	280	220
Employment costs	75	225
Settlement charges	4,538	3,513
Other	1,338	1,311
Income taxes	309
Dividends payable	839	841

Total current liabilities	8,781	7,643

Long-term debt	13,089	13,089
Deferred income taxes	4,932	4,751
Accrued pension costs	1,154	1,662
Accrued postretirement health care costs	2,367	2,359
Other liabilities	590	602

Total consumer products liabilities	30,913	30,106

Financial services
Deferred income taxes	2,514	2,811
Other liabilities	652	330

Total financial services liabilities	3,166	3,141

Total liabilities	34,079	33,247

Contingencies (Note 10)

Redeemable noncontrolling interest	32	32

STOCKHOLDERS’ EQUITY
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,633	5,674
Earnings reinvested in the business	23,720	23,583
Accumulated other comprehensive losses	(1,685)	(1,887)
Cost of repurchased stock (771,030,556 shares in 2012 and 761,542,032 shares in 2011)	(24,902)	(24,625)

Total stockholders’ equity attributable to Altria Group, Inc.	3,701	3,680

Noncontrolling interests	3	3

Total stockholders’ equity	3,704	3,683

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,815	$36,962

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net revenues	$5,647	$5,643
Cost of sales	1,792	1,795
Excise taxes on products	1,653	1,700

Gross profit	2,202	2,148
Marketing, administration and research costs	534	601
Asset impairment and exit costs	21	2
Amortization of intangibles	5	6

Operating income	1,642	1,539
Interest and other debt expense, net	293	278
Earnings from equity investment in SABMiller	(178)	(189)

Earnings before income taxes	1,527	1,450
Provision for income taxes	554	512

Net earnings	973	938
Net earnings attributable to noncontrolling interests		(1)

Net earnings attributable to Altria Group, Inc.	$973	$937

Per share data:
Basic earnings per share attributable to Altria Group, Inc.	$0.48	$0.45

Diluted earnings per share attributable to Altria Group, Inc.	$0.48	$0.45

Dividends declared	$0.41	$0.38

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Earnings

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net earnings	$973	$938

Other comprehensive earnings, net of deferred income taxes:
Benefit plans:
Amounts reclassified to net earnings	22	32

SABMiller:
Ownership share of SABMiller’s other comprehensive earnings before reclassifications to net earnings	177	57
Amounts reclassified to net earnings	3	4

	180	61

Other comprehensive earnings, net of deferred income taxes	202	93

Comprehensive earnings	1,175	1,031
Comprehensive earnings attributable to noncontrolling interests		(1)

Comprehensive earnings attributable to Altria Group, Inc.	$1,175	$1,030

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2011 and

the Three Months Ended March 31, 2012

(in millions of dollars, except per share data)

(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2010	$935	$5,751	$23,459	$(1,484)	$(23,469)	$3	$5,195

Net earnings			3,390			1	3,391
Other comprehensive losses, net of deferred tax benefit				(403)			(403)
Exercise of stock options and other stock award activity		(77)			171		94
Cash dividends declared ($1.58 per share)			(3,266)				(3,266)
Repurchases of common stock					(1,327)		(1,327)
Other						(1)	(1)

Balances, December 31, 2011	935	5,674	23,583	(1,887)	(24,625)	3	3,683

Net earnings			973				973
Other comprehensive earnings, net of deferred income taxes				202			202
Exercise of stock options and other stock award activity		(41)			17		(24)
Cash dividends declared ($0.41 per share)			(836)				(836)
Repurchases of common stock					(294)		(294)

Balances, March 31, 2012	$935	$5,633	$23,720	$(1,685)	$(24,902)	$3	$3,704

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings - Consumer products	$949	$925
- Financial services	24	13

Net earnings	973	938

Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	56	60
Deferred income tax provision	80	72
Earnings from equity investment in SABMiller	(178)	(189)
Asset impairment and exit costs, net of cash paid	(14)	(16)
Cash effects of changes:
Receivables, net	13	(5)
Inventories	(51)	(21)
Accounts payable	(68)	(66)
Income taxes	421	396
Accrued liabilities and other current assets	7	(96)
Accrued settlement charges	1,025	1,033
Pension plan contributions	(504)	(204)
Pension provisions and postretirement, net	31	63
Other	37	70
Financial services
Deferred income tax benefit	(297)	(110)
Other	306	137

Net cash provided by operating activities	1,837	2,062

See notes to condensed consolidated financial statements.

Continued

Altria Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Consumer products
Capital expenditures	$(16)	$(13)
Other		1
Financial services
Proceeds from finance assets	303	4

Net cash provided by (used in) investing activities	287	(8)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Repurchases of common stock	(266)
Dividends paid on common stock	(838)	(794)
Issuances of common stock		21
Other	(134)	(163)

Net cash used in financing activities	(1,238)	(936)

Cash and cash equivalents:
Increase	886	1,118
Balance at beginning of period	3,270	2,314

Balance at end of period	$4,156	$3,432

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At March 31, 2012, Altria Group, Inc.’s direct and indirect wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its direct and indirect wholly-owned subsidiaries including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless products and wine. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 27.0% economic and voting interest in SABMiller plc (“SABMiller”) at March 31, 2012, which is accounted for under the equity method of accounting. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller, if and when SABMiller pays such dividends. At March 31, 2012, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

Share Repurchases

In October 2011, Altria Group, Inc.’s Board of Directors authorized a $1.0 billion share repurchase program, which Altria Group, Inc. intends to complete by the end of 2012. During the first quarter of 2012, Altria Group, Inc. repurchased 9.9 million shares of its common stock under this share repurchase program at an aggregate cost of approximately $294 million and an average price of $29.71 per share. As of March 31, 2012, Altria Group, Inc. repurchased a total of 21.7 million shares of its common stock under this program at an aggregate cost of $622 million, and an average price of $28.70 per share. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of Altria Group, Inc.’s Board of Directors.

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

These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in Altria Group, Inc.’s Annual Report to Shareholders and which are incorporated by reference into Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011.

Balance sheet accounts are segregated by two broad types of businesses. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services assets and liabilities are unclassified, in accordance with respective industry practices.

Altria Group, Inc.’s chief operating decision maker has been evaluating the operating results of the former cigarettes and cigars segments as a single smokeable products segment since January 1, 2012. The combination of these two formerly separate segments is related to the restructuring associated with a cost reduction program announced in October 2011 (the “2011 Cost Reduction Program”). Also, in connection with the 2011 Cost Reduction Program, effective January 1, 2012, Middleton became a wholly-owned subsidiary of PM USA, reflecting management’s goal to achieve efficiencies in the management of these businesses. Effective with the first quarter of 2012, Altria Group, Inc.’s reportable segments are smokeable products, smokeless products, wine and financial services. For further discussion on the 2011 Cost Reduction Program, see Note 2. Asset Impairment, Exit and Implementation Costs.

Effective January 1, 2012, Altria Group, Inc. adopted new authoritative accounting guidance that eliminated the option of presenting components of other comprehensive earnings as part of the statement of stockholders’ equity. With the

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

adoption of this guidance, Altria Group, Inc. is reporting other comprehensive earnings in a separate statement immediately following the statement of earnings.

Note 2. Asset Impairment, Exit and Implementation Costs:

Pre-tax asset impairment, exit and implementation costs for the three months ended March 31, 2012 consisted of the following:

	For the Three Months Ended March 31, 2012
	Asset Impairment and Exit Costs	Implementation (Gain) Costs	Total
		(in millions)
Smokeable products	$7	$(21)	$(14)
Smokeless products	14	5	19
General corporate		(1)	(1)

Total	$21	$(17)	$4

The asset impairment, exit and implementation costs shown in the table above are related to the 2011 Cost Reduction Program, which is discussed further below.

For the three months ended March 31, 2011, total pre-tax asset impairment and exit costs were $2 million, all of which were reported in the smokeable products segment. There were no implementation costs incurred during the three months ended March 31, 2011.

The movement in the severance liability and details of asset impairment and exit costs for Altria Group, Inc. for the three months ended March 31, 2012 were as follows:

	00000000	00000000	00000000
	Severance	Other	Total
		(in millions)
Severance liability balance, December 31, 2011	$156	$—	$156
Charges		21	21
Cash spent	(25)	(10)	(35)
Other		(11)	(11)

Severance liability balance, March 31, 2012	$131	$—	$131

2011 Cost Reduction Program: In October 2011, Altria Group, Inc. announced a new cost reduction program for its tobacco and service company subsidiaries, reflecting Altria Group, Inc.’s objective to reduce cigarette-related infrastructure ahead of PM USA’s cigarettes volume declines. As a result of this program, Altria Group, Inc. expects to incur total net pre-tax charges of approximately $300 million (concluding in 2012). The estimated net charges include employee separation costs of approximately $220 million and other net charges of approximately $80 million. These other net charges include lease termination and asset impairments, partially offset by a curtailment gain related to amendments made to an Altria Group, Inc. postretirement benefit plan. Substantially all of these charges will result in cash expenditures.

Implementation (gain) costs of ($17) million shown in the table above were recorded on Altria Group, Inc.’s condensed consolidated statement of earnings for the three months ended March 31, 2012, as follows: a net gain of $25 million, which included a $26 million curtailment gain related to amendments made to an Altria Group, Inc. postretirement benefit plan, was included in marketing, administration and research costs; and other costs of $8 million were included in cost of sales.

Total pre-tax charges, net incurred since the inception of this program through March 31, 2012 were $228 million. Cash payments related to this program of $32 million were made during the three months ended March 31, 2012, for total cash payments of $41 million since inception.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In connection with the 2011 Cost Reduction Program, Altria Group, Inc. has reorganized two of its tobacco operating companies and revised its reportable segments (see Note 1. Background and Basis of Presentation and Note 7. Segment Reporting).

Note 3. Benefit Plans:

Subsidiaries of Altria Group, Inc. sponsor noncontributory defined benefit pension plans covering the majority of all employees of Altria Group, Inc. However, employees hired on or after a date specific to their employee group are not eligible to participate in noncontributory defined benefit pension plans but are instead eligible to participate in a defined contribution plan with enhanced benefits. This transition for new hires occurred from October 1, 2006 to January 1, 2008. In addition, effective January 1, 2010, certain employees of UST and Middleton who were participants in noncontributory defined benefit pension plans ceased to earn additional benefit service under those plans and became eligible to participate in a defined contribution plan with enhanced benefits. Altria Group, Inc. and its subsidiaries also provide health care and other benefits to the majority of retired employees.

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Service cost	$20	$19
Interest cost	86	87
Expected return on plan assets	(111)	(106)
Amortization:
Net loss	56	43
Prior service cost	3	4

Net periodic pension cost	$54	$47

Employer Contributions

Altria Group, Inc. makes contributions to the extent that they are tax deductible and to pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service (“IRS”) regulations. On January 3, 2012, Altria Group, Inc. made a voluntary $500 million contribution to its pension plans. Additional employer contributions of $4 million were made to Altria Group, Inc.’s pension plans during the three months ended March 31, 2012. Currently, Altria Group, Inc. anticipates making additional employer contributions to its pension plans of approximately $30 million to $50 million during the remainder of 2012, based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Service cost	$5	$9
Interest cost	30	34
Amortization:
Net loss	12	9
Prior service credit	(11)	(5)
Curtailment gain	(26)

Net postretirement health care costs	$10	$47

The curtailment gain shown in the table above is related to the 2011 Cost Reduction Program. For further information on this program, see Note 2. Asset Impairment, Exit and Implementation Costs.

Note 4. Earnings from Equity Investment in SABMiller:

Pre-tax earnings from Altria Group, Inc.’s equity investment in SABMiller consisted of the following:

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Equity earnings	$166	$185
Gains resulting from issuances of common stock by SABMiller	12	4

	$178	$189

Note 5. Earnings per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Net earnings attributable to Altria Group, Inc.	$973	$937
Less: Distributed and undistributed earnings attributable to unvested restricted and deferred shares	(3)	(4)

Earnings for basic and diluted EPS	$970	$933

Weighted-average shares for basic and diluted EPS	2,034	2,084

There were no stock options remaining at March 31, 2012. For the three months ended March 31, 2012 and 2011 computations, there were no antidilutive stock options.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. Other Comprehensive Earnings/Losses:

The following table sets forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

	00000000	00000000	00000000	00000000
	Currency Translation Adjustments	Benefit Plans	SABMiller	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2010	$4	$(1,811)	$323	$(1,484)
Period change	(2)	(251)	(150)	(403)

Balances, December 31, 2011	2	(2,062)	173	(1,887)
Period change		22	180	202

Balances, March 31, 2012	$2	$(2,040)	$353	$(1,685)

The following table sets forth deferred income tax expense for the components of other comprehensive earnings for the three months ended March 31, 2012 and 2011:

	00000000	00000000	00000000	00000000
	Currency Translation Adjustments	Benefit Plans	SABMiller	Total
	(in millions)
Three months ended March 31, 2012	$—	$15	$97	$112
Three months ended March 31, 2011	$—	$21	$32	$53

Note 7. Segment Reporting:

The products of Altria Group, Inc.’s consumer products subsidiaries include smokeable products comprised of cigarettes manufactured and sold by PM USA, and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; smokeless products manufactured and sold by or on behalf of USSTC and PM USA; and wine produced and/or distributed by Ste. Michelle. Another subsidiary of Altria Group, Inc., PMCC, maintains a portfolio of leveraged and direct finance leases. The products and services of these subsidiaries constitute Altria Group, Inc.’s reportable segments of smokeable products, smokeless products, wine and financial services.

As discussed in Note 1. Background and Basis of Presentation, beginning with the first quarter of 2012, Altria Group, Inc. has revised its reportable segments. Prior-period segment data have been recast to conform with the current-period segment presentation.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment data were as follows:

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Net revenues:
Smokeable products	$5,100	$5,143
Smokeless products	380	379
Wine	113	101
Financial services	54	20

Net revenues	$5,647	$5,643

Earnings before income taxes:
Operating companies income:
Smokeable products	$1,439	$1,369
Smokeless products	192	193
Wine	15	12
Financial services	52	21
Amortization of intangibles	(5)	(6)
General corporate expenses	(51)	(50)

Operating income	1,642	1,539
Interest and other debt expense, net	(293)	(278)
Earnings from equity investment in SABMiller	178	189

Earnings before income taxes	$1,527	$1,450

See Note 2. Asset Impairment, Exit and Implementation Costs for a breakdown of asset impairment, exit and implementation costs by segment, which affect the comparability of operating companies income for the segments.

Note 8. Finance Assets, net:

At March 31, 2012, finance assets, net, of $3,247 million were comprised of investments in finance leases of $3,392 million and an other receivable of $59 million, reduced by the allowance for losses of $204 million. At December 31, 2011, finance assets, net, of $3,559 million were comprised of investments in finance leases of $3,786 million, reduced by the allowance for losses of $227 million.

PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. PMCC believes that, as of March 31, 2012, the allowance for losses of $204 million is adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may have to increase its allowance for losses if such conditions worsen.

The activity in the allowance for losses on finance assets for the three months ended March 31, 2012 and 2011 was as follows:

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Balance at beginning of year	$227	$202
Amounts written-off	(23)

Balance at March 31	$204	$202

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

PMCC leases 28 aircraft to American Airlines, Inc. (“American”), which filed for bankruptcy on November 29, 2011. As of the date of the bankruptcy filing, PMCC stopped recording income on its $140 million investment in finance leases from American. On February 10, 2012, American filed a motion to reject the leases for nine of the 28 aircraft under lease, which resulted in a $23 million write-off of the related investment in finance lease balance against PMCC’s allowance for losses. The remaining leases could be rejected, restructured or, where applicable, foreclosed upon by the debtholders, which would result in a write-off of the related investment in finance lease balance against PMCC’s allowance for losses. Should foreclosure occur, PMCC would be subject to an acceleration of deferred taxes of approximately $22 million.

With the exception of American, all PMCC lessees were current on their lease payment obligations as of March 31, 2012.

The credit quality of PMCC’s investments in finance assets as assigned by Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”) at March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Credit Rating by Standard & Poor's/Moody's
“AAA/Aaa” to “A-/A3”	$1,373	$1,570
“BBB+/Baa1” to “BBB-/Baa3”	1,029	1,080
“BB+/Ba1” and Lower	1,049	1,136

Total	$3,451	$3,786

See Note 10. Contingencies for a discussion of the IRS’s disallowance of certain tax benefits pertaining to several PMCC leveraged lease transactions.

Note 9. Debt:

At March 31, 2012 and December 31, 2011 Altria Group, Inc. had no short-term borrowings.

Altria Group, Inc.’s estimate of the fair value of its debt is based on observable market information from a third party pricing source and is classified in level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.’s total long-term debt at March 31, 2012 and December 31, 2011, was $17.7 billion, as compared with its carrying value of $13.7 billion.

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

Altria Group, Inc. and its subsidiaries record provisions in the condensed consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as discussed elsewhere in this Note 10. Contingencies: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the condensed consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of April 23, 2012, April 25, 2011 and April 26, 2010.

Type of Case	Number of Cases Pending as of April 23, 2012	Number of Cases Pending as of April 25, 2011	Number of Cases Pending as of April 26, 2010
Individual Smoking and Health Cases (1)	79	89	85
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	7	10	7
Health Care Cost Recovery Actions	1	3	3
“Lights/Ultra Lights” Class Actions	17	30	28
Tobacco Price Cases	1	1	2

(1)	Does not include 2,585 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Certain Broin plaintiffs have filed a motion seeking approximately $50 million in sanctions for alleged interference by R.J. Reynolds Tobacco Company (“R.J. Reynolds”) and PM USA with Lorillard, Inc.’s acceptance of offers of settlement in the Broin progeny cases. In May 2011, the trial court denied this motion. On January 5, 2012, the Florida Third District Court of Appeal denied plaintiffs’ petition for a writ of certiorari seeking immediate review and, on March 6, 2012, the court denied plaintiffs’ petition for rehearing.

Also, does not include approximately 6,540 individual smoking and health cases (3,298 state court cases and 3,242 federal court cases) brought by or on behalf of approximately 7,791 plaintiffs in Florida (4,550 state court plaintiffs and 3,241 federal court plaintiffs) following the decertification of the Engle case discussed below. It is possible that some of these cases are duplicates and that additional cases have been filed but not yet recorded on the courts’ dockets.

(2)	Includes as one case the 600 civil actions (of which 346 are actions against PM USA) that are to be tried in a single proceeding in West Virginia (In re: Tobacco Litigation). The West Virginia Supreme Court of Appeals has ruled that the United States Constitution does not preclude a trial in two phases in this case. Under the current trial plan, issues related to defendants’ conduct and whether punitive damages are permissible will be tried in the first phase. The second phase would consist of individual trials to determine liability, if any, as well as compensatory and punitive damages, if any. Trial in the case began in October 2011, but ended in a mistrial in November 2011. The court has not yet scheduled a new trial.

International Tobacco-Related Cases

As of April 23, 2012, PM USA is a named defendant in Israel in one “Lights” class action. PM USA is a named defendant in four health care cost recovery actions in Canada, three of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in six smoking and health class actions filed in various Canadian provinces. See Guarantees for a discussion of the Distribution Agreement between Altria Group, Inc. and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.

Pending and Upcoming Tobacco-Related Trials

As of April 23, 2012, 36 Engle progeny cases and 3 individual smoking and health cases against PM USA are set for trial in 2012. Cases against other companies in the tobacco industry are also scheduled for trial in 2012. Trial dates are subject to change.

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

Of the 17 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, fifteen have reached final resolution. A verdict against defendants in one health care cost recovery case (Blue Cross/Blue Shield) was reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006. In December 2008, the plaintiff in Price filed a motion with the state trial court to vacate the judgment dismissing this case in light of the United States Supreme Court’s decision in Good (see below for a discussion of developments in Good and Price).

As of April 23, 2012, twenty-nine Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision. Fourteen verdicts were returned in favor of plaintiffs and fifteen verdicts were returned in favor of PM USA. See Smoking and Health Litigation – Engle Progeny Trial Results below for a discussion of these verdicts.

After exhausting all appeals in those cases resulting in adverse verdicts (Engle progeny and non-Engle progeny), PM USA has paid judgments (and related costs and fees) totaling approximately $240 million and interest totaling approximately $139 million as of April 23, 2012.

Security for Judgments

To obtain stays of judgments pending current appeals, as of March 31, 2012, PM USA has posted various forms of security totaling approximately $49 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheets.

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

Non-Engle Progeny Trial Results

Summarized below are the non-Engle progeny smoking and health cases that were pending during 2012 in which verdicts were returned in favor of plaintiffs. A chart listing the verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation – Engle Progeny Trial Results below.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Bullock: In October 2002, a California jury awarded against PM USA $850,000 in compensatory damages and $28 billion in punitive damages. In December 2002, the trial court reduced the punitive damages award to $28 million. In April 2006, the California Court of Appeal affirmed the $28 million punitive damages award. In August 2006, the California Supreme Court denied plaintiffs’ petition to overturn the trial court’s reduction of the punitive damages award and granted PM USA’s petition for review challenging the punitive damages award. In May 2007, the California Supreme Court remanded the case to the Second District of the California Court of Appeal with directions that the court vacate its 2006 decision and reconsider the case in light of the United States Supreme Court’s decision in the Williams case discussed below. In January 2008, the California Court of Appeal reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. In July 2008, $43.3 million of escrow funds were returned to PM USA. In August 2009, the jury returned a verdict, and in December 2009, the trial court entered a judgment, awarding plaintiffs $13.8 million in punitive damages, plus costs. In August 2011, the California Court of Appeal affirmed the final judgment entered in favor of the plaintiffs. In November 2011, the California Supreme Court denied PM USA’s petition for review. In the fourth quarter of 2011, PM USA recorded a pre-tax provision of $14 million related to damages and costs and $3 million related to interest. On March 1, 2012, PM USA paid an amount of approximately $19.1 million in satisfaction of the judgment and associated costs and interest. This litigation has concluded.

Schwarz: In March 2002, an Oregon jury awarded against PM USA $168,500 in compensatory damages and $150 million in punitive damages. In May 2002, the trial court reduced the punitive damages award to $100 million. In October 2002, PM USA posted an appeal bond of approximately $58.3 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the court of appeals’ decision reversing and remanding the case for a new trial on punitive damages. In June 2010, the Oregon Supreme Court affirmed the court of appeals’ decision and remanded the case to the trial court for a new trial limited to the question of punitive damages. In December 2010, the Oregon Supreme Court reaffirmed its earlier ruling and awarded PM USA approximately $500,000 in costs. In January 2011, the trial court issued an order releasing PM USA’s appeal bond. In March 2011, PM USA filed a claim against the plaintiff for its costs and disbursements on appeal, plus interest. Trial on the amount of punitive damages began in January 2012. On February 16, 2012, the jury awarded plaintiff $25 million in punitive damages. On March 16, 2012, PM USA filed motions to set aside the verdict, for a new trial or, in the alternative, for a remittitur. Argument is set for May 17, 2012.

Williams: In March of 1999, an Oregon jury awarded against PM USA $800,000 in compensatory damages (capped statutorily at $500,000), $21,500 in medical expenses, and $79.5 million in punitive damages. The trial court reduced the punitive damages award to approximately $32 million, and PM USA and plaintiff appealed. In June 2002, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the 2003 State Farm decision by the United States Supreme Court, which limited punitive damages. In June 2004, the Oregon Court of Appeals reinstated the $79.5 million punitive damages award. In February 2006, the Oregon Supreme Court affirmed the Court of Appeals’ decision. The United States Supreme Court granted PM USA’s petition for writ of certiorari in May 2006. In February 2007, the United States Supreme Court vacated the $79.5 million punitive damages award and remanded the case to the Oregon Supreme Court for further proceedings consistent with its decision. In January 2008, the Oregon Supreme Court affirmed the Oregon Court of Appeals’ June 2004 decision, which in turn, upheld the jury’s compensatory damages award and reinstated the jury’s award of $79.5 million in punitive damages. After the United States Supreme Court declined to issue a writ of certiorari, PM USA paid $61.1 million to the plaintiff, representing the compensatory damages award, forty percent of the punitive damages award and accrued interest. Although Oregon state law requires that sixty percent of any punitive damages award be paid to the state, the Oregon trial court ruled in February 2010 that, as a result of the Master Settlement Agreement (“MSA”), the state is not entitled to collect its sixty percent share of the punitive damages award. In June 2010, the trial court further held that, under the Oregon statute, PM USA is not required to pay the sixty percent share to plaintiff. Both the plaintiff in Williams and the state appealed these rulings to the Oregon Court of Appeals. In December 2010, on its own motion, the Oregon Court of Appeals certified the appeals to the Oregon Supreme Court, and the Oregon Supreme Court accepted certification. In December 2011, the Oregon Supreme Court reversed the trial court and ruled that PM USA was required to pay the state the sixty percent portion of the punitive damages award. PM USA’s petition for rehearing before the Oregon Supreme Court was denied in January 2012. In the fourth quarter of 2011, PM USA recorded a pre-tax provision of approximately $48 million related to damages and costs and $54 million related to

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

interest. In January 2012, PM USA paid an amount of approximately $102 million in satisfaction of the judgment and associated costs and interest. This litigation has concluded.

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

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s decision, expired in January 2008. As of April 23, 2012, approximately 6,540 cases (3,298 state court cases and 3,242 federal court cases) were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 7,791 plaintiffs, (4,550 state court plaintiffs and 3,241 federal court plaintiffs). It is possible that some of these cases are duplicates. Some of these cases have been removed from various Florida state courts to the federal district courts in Florida, while others were filed in federal court.

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

In the Waggoner case, the United States District Court for the Middle District of Florida (Jacksonville) ruled in December 2011 that application of the Engle findings to establish the wrongful conduct elements of plaintiffs’ claims consistent with Martin or J. Brown did not violate defendants’ due process rights. The court ruled, however, that plaintiffs must establish legal causation to establish liability. With respect to punitive damages, the district court held that plaintiffs could rely on the findings in support of their punitive damages claims but that in addition plaintiffs must demonstrate specific conduct by specific defendants, independent of the Engle findings, that satisfies the standards for awards of punitive damages. PM USA and the other defendants sought appellate review of the due process ruling. In February 2012, the district court denied the motion for interlocutory appeal, but did apply the ruling to all active pending federal Engle progeny cases. As a result, the ruling can be appealed after an adverse verdict.

Engle progeny cases pending in the federal district courts in the Middle District of Florida asserting individual claims by or on behalf of approximately 3,200 plaintiffs remain stayed. There are currently 26 active cases pending in federal court.

In Gollihue, the first federal Engle progeny case to go to trial, the jury returned a defense verdict on February 16, 2012. On March 19, 2012, in PM USA’s second federal Engle progeny case to go to trial (McCray), the jury also returned a defense verdict.

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

Engle Progeny Trial Results

As of April 23, 2012, twenty-nine federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Fourteen verdicts were returned in favor of plaintiffs. For a further discussion of these cases, see the verdict chart below.

Fifteen verdicts were returned in favor of PM USA (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Frazier, C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious, Szymanski, Gollihue and McCray). The jury in the Weingart case returned a verdict against PM USA awarding no damages, but in September 2011, the trial court granted an additur. In the Frazier case, the Florida Third District Court of Appeal reversed the judgment in defendants’ favor on April 11, 2012 and remanded the case for a new trial. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of April 23, 2012.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The chart below lists the verdicts and post-trial developments in the Engle progeny cases that were pending during 2012 in which verdicts were returned in favor of plaintiffs.

Date	Plaintiff	Verdict	Post-Trial Developments

January 2012	Hallgren	A Highland County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded approximately $2 million in compensatory damages and allocated 25% of the fault to PM USA (an amount of approximately $500,000). The jury also awarded $750,000 in punitive damages against each of the defendants.	In February 2012, the defendants filed various post-trial motions, including motions for judgment notwithstanding the verdict and for a new trial. The trial court entered final judgment on March 9, 2012. Both plaintiff and defendants have filed motions to amend the judgment.

July 2011	Weingart	A Palm Beach County jury returned a verdict in the amount of zero damages and allocated 3% of the fault to each of the defendants (PM USA, R.J. Reynolds and Lorillard Tobacco Company).	In September 2011, the trial court granted plaintiff’s motion for additur or a new trial, concluding that an additur of $150,000 is required for plaintiff’s pain and suffering. The trial court entered final judgment and, since PM USA was allocated 3% of the fault, its portion of the damages would be $4,500. PM USA has filed its notice of appeal and has posted bonds in an aggregate amount of $48,000.

April 2011	Allen	A Duval County jury returned a verdict in favor of plaintiffs and against PM USA and R.J. Reynolds. The jury awarded a total of $6 million in compensatory damages and allocated 15% of the fault to PM USA (an amount of $900,000). The jury also awarded $17 million in punitive damages against each of the defendants.	In May 2011, the defendants filed various post-trial motions, and the trial court entered final judgment. In October 2011, the trial court granted the defendants’ motion for remittitur, reducing the punitive damages award against PM USA to $2.7 million, and denied defendants’ remaining post-trial motions. PM USA filed a notice of appeal, and posted a bond in the amount of $1.25 million in November 2011.

April 2011	Tullo	A Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA, Lorillard Tobacco Company and Liggett Group. The jury awarded a total of $4.5 million in compensatory damages and allocated 45% of the fault to PM USA (an amount of $2,025,000).	In April 2011, the trial court entered final judgment. In July 2011, PM USA filed its notice of appeal and posted a $2 million bond.

February 2011	Huish	An Alachua County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded $750,000 in compensatory damages and allocated 25% of the fault to PM USA (an amount of $187,500). The jury also awarded $1.5 million in punitive damages against	In March 2011, the trial court entered final judgment. PM USA filed post-trial motions, which were denied in April 2011. In May 2011, PM USA filed its notice of appeal and posted a $1.7 million appeal bond. Argument on the merits of

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Plaintiff	Verdict	Post-Trial Developments

PM USA.	the appeal was heard on March 21, 2012. On
March 23, 2012, the Florida First District
Court of Appeal affirmed per curiam the trial
court’s decision without issuing an opinion.
On April 6, 2012, PM USA filed a motion to
extend the rehearing deadline and to stay the
issuance of the mandate.

February 2011	Hatziyannakis	A Broward County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded approximately $270,000 in compensatory damages and allocated 32% of the fault to PM USA (an amount of approximately $86,000).	In April 2011, the trial court denied PM USA’s post-trial motions for a new trial and to set aside the verdict. In June 2011, PM USA filed its notice of appeal and posted an $86,000 appeal bond.

August 2010	Piendle	A Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $4 million in compensatory damages and allocated 27.5% of the fault to PM USA (an amount of approximately $1.1 million). The jury also awarded $90,000 in punitive damages against PM USA.	In September 2010, the trial court entered final judgment. In January 2011, the trial court denied the parties’ post-trial motions. PM USA filed its notice of appeal and posted a $1.2 million appeal bond.

July 2010	Kayton (formerly Tate)	A Broward County jury returned a verdict in favor of the plaintiff and against PM USA. The jury awarded $8 million in compensatory damages and allocated 64% of the fault to PM USA (an amount of approximately $5.1 million). The jury also awarded approximately $16.2 million in punitive damages against PM USA.	In August 2010, the trial court entered final judgment, and PM USA filed its notice of appeal and posted a $5 million appeal bond.

April 2010	Putney	A Broward County jury returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded approximately $15.1 million in compensatory damages and allocated 15% of the fault to PM USA (an amount of approximately $2.3 million). The jury also awarded $2.5 million in punitive damages against PM USA.	In August 2010, the trial court entered final judgment. PM USA filed its notice of appeal and posted a $1.6 million appeal bond.

March 2010	R. Cohen	A Broward County jury returned a verdict in favor of the plaintiff and against PM USA and R.J. Reynolds. The jury awarded $10 million in compensatory damages and allocated	In July 2010, the trial court entered final judgment and, in August 2010, PM USA filed its notice of appeal. In October 2010, PM USA posted a $2.5 million appeal bond. Argument

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Plaintiff	Verdict	Post-Trial Developments

		33 1/3% of the fault to PM USA (an amount of approximately $3.3 million). The jury also awarded a total of $20 million in punitive damages, assessing separate $10 million awards against each defendant.	on the merits of the appeal is set for May 9, 2012. On April 13, 2012, PM USA filed a motion with the Florida Fourth District Court of Appeal to stay the appeal pending the decision of the Florida Supreme Court on whether to review the Douglas case, which motion was denied on April 19, 2012.

March 2010	Douglas	A Hillsborough County jury returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded $5 million in compensatory damages. Punitive damages were dismissed prior to trial. The jury allocated 18% of the fault to PM USA, resulting in an award of $900,000.	In June 2010, PM USA filed its notice of appeal and posted a $900,000 appeal bond. In September 2010, the plaintiff filed with the trial court a challenge to the constitutionality of the Florida bond cap statute but withdrew the challenge in August 2011. On March 30, 2012, the Florida Second District Court of Appeal issued a decision affirming the judgment and upholding the use of the Engle jury findings but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants’ federal due process rights. On April 2, 2012, the defendants filed a notice to invoke discretionary jurisdiction with the Florida Supreme Court.

November 2009	Naugle	A Broward County jury returned a verdict in favor of the plaintiff and against PM USA. The jury awarded approximately $56.6 million in compensatory damages and $244 million in punitive damages. The jury allocated 90% of the fault to PM USA.	In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages. In April 2010, PM USA filed its notice of appeal and posted a $5 million appeal bond. In August 2010, upon the motion of PM USA, the trial court entered an amended final judgment of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages to correct a clerical error. The case remains on appeal before the Florida Fourth District Court of Appeal. Argument on the merits of the appeal was heard on February 21, 2012. On April 3, 2012, PM USA filed a motion to stay the appeal pending the decision of the Florida Supreme Court on whether to review the Douglas case, which motion was denied on April 24, 2012.

August 2009	F. Campbell	An Escambia County jury returned a verdict in favor of the plaintiff and against R.J. Reynolds, PM USA and Liggett Group. The jury awarded $7.8 million in compensatory damages. In September 2009, the trial court entered final judgment and awarded the plaintiff	In January 2010, defendants filed their notice of appeal, and PM USA posted a $156,000 appeal bond. In March 2011, the Florida First District Court of Appeal affirmed per curiam (with citation) the trial court’s decision without issuing an

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Plaintiff	Verdict	Post-Trial Developments

		$156,000 in damages against PM USA due to the jury allocating only 2% of the fault to PM USA.	opinion. PM USA’s motion to certify the Court of Appeal’s decision to the Florida Supreme Court as a matter of public importance was denied in May 2011. In June 2011, PM USA filed a petition for discretionary review with the Florida Supreme Court. In July 2011, the Florida Supreme Court declined to hear PM USA’s petition. In December 2011, PM USA and Liggett Group filed a joint petition for a writ of certiorari with the United States Supreme Court, and R.J. Reynolds filed a separate petition for a writ of certiorari. The Supreme Court denied certiorari on March 26, 2012. As of March 31, 2012, PM USA had a provision on its condensed consolidated balance sheet of approximately $245,000 for compensatory damages, costs and interest.

August 2009	Barbanell	A Broward County jury returned a verdict in favor of the plaintiff, awarding $5.3 million in compensatory damages. The judge had previously dismissed the punitive damages claim. In September 2009, the trial court entered final judgment and awarded the plaintiff $1.95 million in actual damages. The judgment reduced the jury’s $5.3 million award of compensatory damages due to the jury allocating 36.5% of the fault to PM USA.	A notice of appeal was filed by PM USA in September 2009, and PM USA posted a $1.95 million appeal bond. Argument on the merits of the appeal was heard in September 2011. On February 22, 2012, the Florida Fourth District Court of Appeals reversed the judgment, holding that the statute of limitations barred the plaintiff’s claims. The plaintiff has filed a motion for rehearing en banc or, in the alternative, for certification to the Florida Supreme Court.

February 2009	Hess	A Broward County jury found in favor of plaintiffs and against PM USA. The jury awarded $3 million in compensatory damages and $5 million in punitive damages. In June 2009, the trial court entered final judgment and awarded plaintiffs $1,260,000 in actual damages and $5 million in punitive damages. The judgment reduced the jury’s $3 million award of compensatory damages due to the jury allocating 42% of the fault to PM USA.	PM USA noticed an appeal to the Fourth District Court of Appeal in July 2009. Argument was heard in March 2011. On April 3, 2012, PM USA filed a motion to stay the appeal pending the decision of the Florida Supreme Court on whether to review the Douglas case.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Appeals of Engle Progeny Verdicts

Plaintiffs in various Engle progeny cases have appealed adverse rulings or verdicts, and in some cases, PM USA has cross-appealed. PM USA’s appeals of adverse verdicts are discussed in the chart above.

Since the remand of B. Brown (discussed above under the heading Federal Engle Progeny Cases), the Eleventh Circuit’s ruling on Florida state law is currently superseded by two state appellate rulings in Martin, an Engle progeny case against R.J. Reynolds in Escambia County, and J. Brown, an Engle progeny case against R.J. Reynolds in Broward County. In Martin, the Florida First District Court of Appeal rejected the B. Brown ruling as a matter of state law and upheld the use of the Engle findings to relax plaintiffs’ burden of proof. R.J. Reynolds had sought Florida Supreme Court review in that case but, in July 2011, the Florida Supreme Court declined to hear the appeal. In December 2011, petitions for certiorari were filed with the United States Supreme Court by R.J. Reynolds in Campbell, Martin, Gray and Hall and by PM USA and Liggett Group in Campbell. The Supreme Court denied the defendants’ certiorari petitions on March 26, 2012.

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

In Douglas, on March 30, 2012, the Florida Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants’ federal due process rights. On April 2, 2012, the defendants in Douglas filed a notice to invoke discretionary jurisdiction with the Florida Supreme Court.

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

In April 2010, the Louisiana Fourth Circuit Court of Appeal issued a decision that affirmed in part prior decisions ordering the defendants to fund a statewide 10-year smoking cessation program. After conducting its own independent review of the record, the Court of Appeal made its own factual findings with respect to liability and the amount owed, lowering the amount of the judgment to approximately $241 million, plus interest commencing July 21, 2008, the date of entry of the amended judgment. In addition, the Court of Appeal declined plaintiffs’ cross appeal requests for a medical monitoring program and reinstatement of other components of the smoking cessation program. The Court of Appeal specifically reserved to the defendants the right to assert claims to any unspent or unused surplus funds at the termination of the smoking cessation program. In June 2010, defendants and plaintiffs filed separate writ of certiorari applications with the Louisiana Supreme Court. The Louisiana Supreme Court denied both sides’ applications. In September 2010, upon defendants’ application, the United States Supreme Court granted a stay of the judgment pending the defendants’ filing and the Court’s disposition of the defendants’ petition for a writ of certiorari. In June 2011, the United States Supreme Court denied the defendants’ petition. In the second quarter of 2011, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $36 million related to the judgment and approximately $5 million related to interest, which was in addition to a previously recorded provision of approximately $30 million.

In August 2011, PM USA paid its share of the judgment and interest in an amount of approximately $70 million. The defendants’ payments have been deposited into a court-supervised fund that is intended to pay for smoking cessation programs. In October 2011, plaintiffs’ counsel filed a motion for an award of attorneys’ fees and costs. Plaintiffs’ counsel seek additional fees from defendants ranging from approximately $96 million to $673 million. Additionally, plaintiffs’ counsel request an award of approximately $13 million in costs. As of March 31, 2012, PM USA had a provision on its condensed consolidated balance sheet of approximately $1.3 million for costs, but is opposing plaintiffs’ counsel’s request for additional costs and for fees. On March 6, 2012, the trial court denied defendants’ motion challenging plaintiffs’ counsel request that defendants pay their attorneys’ fees directly, as opposed to out of the court-supervised fund. Defendants have applied for a supervisory writ challenging the decision to the Louisiana Fourth Circuit Court of Appeal. In the meantime, a hearing is scheduled in the trial court for June 18, 2012 regarding the amount of fees that plaintiffs’ counsel are entitled to collect, regardless of the source of funds.

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

In Caronia, in February 2010, the district court granted in part PM USA’s summary judgment motion, dismissing plaintiffs’ strict liability and negligence claims and certain other claims, granted plaintiffs leave to amend their complaint to allege a medical monitoring cause of action and requested further briefing on PM USA’s summary judgment motion as to plaintiffs’ implied warranty claim and, if plaintiffs amend their complaint, their medical monitoring claim. In March 2010, plaintiffs filed their amended complaint and PM USA moved to dismiss the implied warranty and medical monitoring claims. In January 2011, the district court granted PM USA’s motion, dismissed plaintiffs’ claims and declared plaintiffs’ motion for class certification moot in light of the dismissal of the case. The

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

plaintiffs have appealed that decision to the United States Court of Appeals for the Second Circuit. Argument before the Second Circuit was heard on March 1, 2012.

In Donovan, the Supreme Judicial Court of Massachusetts, in answering questions certified to it by the district court, held in October 2009 that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The court also ruled that whether or not the case is barred by the applicable statute of limitations is a factual issue to be determined by the trial court. The case was remanded to federal court for further proceedings. In June 2010, the district court granted in part the plaintiffs’ motion for class certification, certifying the class as to plaintiffs’ claims for breach of implied warranty and violation of the Massachusetts Consumer Protection Act, but denying certification as to plaintiffs’ negligence claim. In July 2010, PM USA petitioned the United States Court of Appeals for the First Circuit for appellate review of the class certification decision. The petition was denied in September 2010. As a remedy, plaintiffs have proposed a 28-year medical monitoring program with an approximate cost of $190 million. In April 2011, plaintiffs moved to amend their class certification to extend the cut-off date for individuals to satisfy the class membership criteria from December 14, 2006 to August 1, 2011. The district court granted this motion in May 2011. In June 2011, plaintiffs filed various motions for summary judgment and to strike affirmative defenses. In October 2011, PM USA filed a motion for class decertification, which motion was denied on March 21, 2012. A trial date has not been set.

Evolving medical standards and practices could have an impact on the defense of medical monitoring claims. For example, the first publication of the findings of the National Cancer Institute’s National Lung Screening Trial (NLST) in June 2011 reported a 20% reduction in lung cancer deaths among certain long term smokers receiving Low Dose CT Scanning for lung cancer. Since then, various public health organizations have begun to develop new lung cancer screening guidelines. Also, a number of hospitals have advertised the availability of screening programs. Other studies in this area are ongoing.

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

Although there have been some decisions to the contrary, most judicial decisions in the United States have dismissed all or most health care cost recovery claims against cigarette manufacturers. Nine federal circuit courts of appeals and eight state appellate courts, relying primarily on grounds that plaintiffs’ claims were too remote, have ordered or affirmed dismissals of health care cost recovery actions. The United States Supreme Court has refused to consider

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

plaintiffs’ appeals from the cases decided by five circuit courts of appeals. In 2011, in the health care cost recovery case brought against PM USA and other defendants by the City of St. Louis, Missouri and approximately 40 Missouri hospitals, a verdict was returned in favor of the defendants.

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

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA and Altria Group, Inc., in Israel (dismissed), the Marshall Islands (dismissed), and Canada (4), and other entities have stated that they are considering filing such actions. In the case in Israel (Clalit), in July 2011, the Israel Supreme Court reversed the trial court’s decision denying defendants’ motion to dismiss and dismissed the case. In August 2011, plaintiff filed a motion for rehearing with the Israel Supreme Court, which the court denied in January 2012. This litigation has concluded.

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

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make substantial annual payments of approximately $9.4 billion each year, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended March 31, 2012 and March 31, 2011, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was approximately $1.1 billion for each period.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

Possible Adjustments in MSA Payments for 2003 to 2011

Pursuant to the provisions of the MSA, domestic tobacco product manufacturers, including PM USA, who are original signatories to the MSA (the “Original Participating Manufacturers” or “OPMs”) are participating in proceedings that may result in downward adjustments to the amounts paid by the OPMs and the other MSA-participating manufacturers to the states and territories that are parties to the MSA for each of the years 2003 to 2011. The proceedings relate to an MSA payment adjustment (the “NPM Adjustment”) based on the collective loss of market share for the relevant year by all participating manufacturers who are subject to the payment obligations and marketing restrictions of the MSA to non-participating manufacturers (“NPMs”) who are not subject to such obligations and restrictions.

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

An independent economic consulting firm, jointly selected by the MSA parties, determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for each of the years 2003-2005. A different independent economic consulting firm, jointly selected by the MSA parties, determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2006. Following the firm’s determination for 2006, the OPMs and the states agreed that the states would not contest that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the years 2007, 2008 and 2009. Accordingly, the OPMs and the states have agreed that no “significant factor” determination by an independent economic consulting firm will be necessary with respect to the participating manufacturers’ collective loss of market share for the years 2007, 2008 and 2009 (the “significant factor agreement”). This agreement became effective for 2007, 2008 and 2009 on February 1, 2010, 2011 and 2012, respectively. The OPMs and the states have agreed to extend the significant factor agreement to apply to the participating manufacturers’ collective loss of market share for 2010 and 2011, as well as to any collective loss of market share that the participating manufacturers experience for 2012. This agreement will become effective for 2010 on February 1, 2013 and for 2011 on February 1, 2014. If the MSA’s Independent Auditor determines that the participating manufacturers collectively lost market share for 2012, this agreement will become effective for 2012 on February 1, 2015.

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

PM USA, the other OPMs and approximately twenty-five other MSA-participating manufacturers have entered into an agreement regarding arbitration with forty-five MSA states concerning the 2003 NPM Adjustment, including the states’ claims of diligent enforcement for 2003. The agreement further provides for a partial liability reduction for the 2003 NPM Adjustment for states that entered into the agreement by January 30, 2009 and are determined in the arbitration not to have diligently enforced a qualifying escrow statute during 2003. Based on the number of states that entered into the agreement by January 30, 2009 (forty-five), the partial liability reduction for those states is 20%. The partial liability reduction would reduce the amount of PM USA’s 2003 NPM Adjustment by up to a corresponding percentage. The selection of the arbitration panel for the 2003 NPM Adjustment was completed in July 2010, and the arbitration is currently ongoing. Proceedings to determine state diligent enforcement claims for the years 2004 through 2011 have not yet been scheduled.

Once a significant factor determination in favor of the participating manufacturers for a particular year has been made by an economic consulting firm, or the states’ agreement not to contest significant factor for a particular year has become effective, PM USA has the right under the MSA to pay the disputed amount of the NPM Adjustment for that year into a disputed payments account or withhold it altogether. PM USA has made its full MSA payment due in each year from 2006 – 2010 to the states (subject to a right to recoup the NPM Adjustment amount in the form of a credit against future MSA payments), even though it had the right to deduct the disputed amounts of the 2003 – 2007 NPM Adjustments, as described above, from such MSA payments. PM USA paid its share of the amount of the disputed 2008 and 2009 NPM Adjustments shown below into the MSA’s disputed payments account in connection with its MSA payments due in 2011 and 2012, respectively. The approximate maximum principal amounts of PM USA’s share of the disputed NPM Adjustment for the years 2003 through 2011, as currently calculated by the MSA’s Independent Auditor, are as follows (the amounts shown below do not include the interest or earnings thereon to which PM USA believes it would be entitled in the manner provided in the MSA and do not reflect the partial liability reduction for the 2003 NPM Adjustment pursuant to the arbitration agreement described above):

Year for which NPM Adjustment calculated	2003	2004	2005	2006	2007	2008	2009	2010	2011

Year in which deduction for NPM Adjustment may be taken	2006	2007	2008	2009	2010	2011	2012	2013	2014

PM USA’s Approximate Share of Disputed NPM Adjustment (in millions)	$337	$388	$181	$154	$185	$252	$206	$208	$137

The foregoing amounts may be recalculated by the MSA’s Independent Auditor if it receives information that is different from or in addition to the information on which it based these calculations, including, among other things, if it receives revised sales volumes from any participating manufacturer. Disputes among the manufacturers could also reduce the foregoing amounts. The availability and the precise amount of any NPM Adjustment for 2003 – 2011 will not be finally determined until 2013 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment as a result of these proceedings, and the amount of any adjustment received for a year could be less than the amount for that year listed above. If the OPMs do receive such an adjustment through these proceedings, the adjustment would be allocated among the OPMs pursuant to the MSA’s

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

provisions. It is expected that PM USA would receive its share of any adjustments for 2003 – 2007 in the form of a credit against future MSA payments and its share of any adjustment for 2008 or 2009 in the form of a withdrawal from the disputed payments account.

PM USA intends to pursue vigorously the disputed NPM Adjustments for 2003 – 2011 through the proceedings described above. PM USA would be willing, however, to enter into a settlement of those disputed NPM Adjustments if it determined that such a settlement were in its best interests.

Other Disputes Related to MSA Payments

In addition to the disputed NPM Adjustments described above, MSA states and participating manufacturers, including PM USA, are conducting another arbitration to resolve certain other disputes related to the calculation of the participating manufacturers’ payments under the MSA. PM USA disputes the method by which ounces of “roll your own” tobacco have been converted to cigarettes for purposes of calculating the downward volume adjustments to its MSA payments. PM USA believes that, for the years 2004-2012, the use of an incorrect conversion method resulted in excess MSA payments by PM USA in those years of approximately $92 million in the aggregate. If PM USA prevails on this issue, it would be entitled to a credit against future MSA payments in that amount, plus interest. In addition, PM USA seeks application of what it believes to be the correct method for payments to be made in years subsequent to 2012.

This arbitration will also resolve a dispute concerning whether the total domestic cigarette market and certain other calculations related to the participating manufacturers’ MSA payments should be determined based on the “net” number of cigarettes on which federal excise tax is paid, as is currently the case, or whether the “adjusted gross” number of cigarettes on which federal excise tax is paid is the correct methodology. PM USA does not have sufficient information at this time to determine the aggregate impact on its MSA payments that would result from a change from the “net” to the “adjusted gross” methodology.

PM USA anticipates that this arbitration will not be concluded until later in 2012 or thereafter. No assurance can be given that PM USA will prevail in this arbitration.

Other MSA-Related Litigation

PM USA was named as a defendant in an action (Vibo) brought in October 2008 in federal court in Kentucky by an MSA participating manufacturer that is not an OPM. Other defendants include various other participating manufacturers and the Attorneys General of all 52 states and territories that are parties to the MSA. The plaintiff alleged that certain of the MSA’s payment provisions discriminate against it in favor of certain other participating manufacturers in violation of the federal antitrust laws and the United States Constitution. The plaintiff also sought injunctive relief, alteration of certain MSA payment provisions as applied to it, treble damages under the federal antitrust laws, and/or rescission of its joinder in the MSA. The plaintiff also filed a motion for a preliminary injunction enjoining the states from enforcing the allegedly discriminatory payment provisions against it during the pendency of the action. In January 2009, the district court dismissed the complaint and denied plaintiff’s request for preliminary injunctive relief. In January 2010, the court entered final judgment dismissing the case. Plaintiff appealed this decision to the United States Court of Appeals for the Sixth Circuit. On February 22, 2012, the Sixth Circuit affirmed the district court’s dismissal of the case.

Without naming PM USA or any other private party as a defendant, NPMs and/or their distributors or customers have filed several legal challenges to the MSA and related legislation. New York state officials and the Attorneys General for 24 other states are defendants in a lawsuit (King, formerly Pryor) filed in the United States District Court for the Southern District of New York in which plaintiffs allege that the MSA and/or related legislation violates federal antitrust laws and the Commerce Clause of the United States Constitution. The United States Court of Appeals for the Second Circuit has held that the allegations in that lawsuit, if proven, establish a basis for relief on antitrust and Commerce Clause grounds and that the trial courts in New York have personal jurisdiction sufficient to enjoin other states’ officials from enforcing their MSA-related legislation. On remand, the trial court held that plaintiffs are unlikely to succeed on the merits and refused to enjoin the enforcement of New York’s allocable share amendment to the MSA’s Model Escrow Statute. That decision was affirmed by the United States Court of Appeals for the Second Circuit. In March 2011, the trial court granted summary judgment on all claims for the New York state officials. Plaintiffs filed a motion to modify the judgment, which the trial court denied in January 2012. The matter is now on

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

appeal before the Second Circuit. In October, November and December 2011, plaintiffs voluntarily dismissed six states from the case.

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

In June 2005, the government filed with the trial court its proposed final judgment seeking remedies of approximately $14 billion, including $10 billion over a five-year period to fund a national smoking cessation program and $4 billion over a ten-year period to fund a public education and counter-marketing campaign. Further, the government’s proposed remedy would have required defendants to pay additional monies to these programs if targeted reductions in the smoking rate of those under 21 are not achieved according to a prescribed timetable. The government’s proposed remedies also included a series of measures and restrictions applicable to cigarette business operations-including, but not limited to, restrictions on advertising and marketing, potential measures with respect to certain price promotional activities and research and development, disclosure requirements for certain confidential data and implementation of a monitoring system with potential broad powers over cigarette operations.

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

In February 2011, the government submitted its proposed corrective statements and the trial court referred issues relating to a document repository to a special master. The defendants filed a response to the government’s proposed corrective statements and filed a motion to vacate the trial court’s injunction in light of the FSPTCA, which motion was denied in June 2011. The defendants have appealed the trial court’s ruling to the United States Court of Appeals for the District of Columbia Circuit. Argument was heard on April 20, 2012.

Apart from the matters on appeal, two issues remain pending before the district court: (i) the substance of the court-ordered corrective statements and (ii) the requirements related to point-of-sale signage. In November 2011, the district court ordered the parties to submit their views on whether the district court should delay its order on these issues while other courts decide more recent cases challenging the FDA’s new rules imposing certain tobacco marketing restrictions and graphic warnings. The parties complied with the district court’s requests, and defendants asked the court to defer resolution of these issues until these other cases are fully resolved. In January 2012, the district court ruled that it would not delay its decision until after the resolution of the cases challenging the FDA’s new rules. The district court has not addressed the content of the corrective communications or the requirements related to point-of-sale signage.

In December 2011, the parties to the lawsuit entered into an agreement as to the issues concerning the document repository. Pursuant to this agreement, PM USA agreed to deposit an amount of approximately $3.1 million into the district court in installments over a five-year period.

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud, or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of April 23, 2012, a total of eighteen such cases were pending in the United States. Four of these cases were pending in a multidistrict litigation proceeding in a single U.S. federal court as discussed below. The other cases were pending in various U.S. state courts. In addition, a purported “Lights” class action is pending against PM USA in Israel.

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

The Good Case

In May 2006, a federal trial court in Maine granted PM USA’s motion for summary judgment in Good, a purported “Lights” class action, on the grounds that plaintiffs’ claims are preempted by the Federal Cigarette Labeling and Advertising Act (“FCLAA”) and dismissed the case. In August 2007, the United States Court of Appeals for the First Circuit vacated the district court’s grant of PM USA’s motion for summary judgment on federal preemption grounds and remanded the case to district court. The district court stayed the case pending the United States Supreme Court’s ruling on defendants’ petition for writ of certiorari, which was granted in January 2008. The case was stayed pending the United States Supreme Court’s decision. In December 2008, the United States Supreme Court ruled that plaintiffs’ claims are not barred by federal preemption. Although the Court rejected the argument that the FTC’s actions were so extensive with respect to the descriptors that the state law claims were barred as a matter of federal law, the Court’s decision was limited: it did not address the ultimate merits of plaintiffs’ claim, the viability of the action as a class action, or other state law issues. The case was returned to the federal court in Maine and consolidated with other federal cases in the multidistrict litigation proceeding discussed below. In June 2011, the plaintiffs voluntarily dismissed the case without prejudice after the district court denied plaintiffs’ motion for class certification.

Federal Multidistrict Proceeding

Since the December 2008 United States Supreme Court decision in Good, and through April 23, 2012, twenty-four purported “Lights” class actions were served upon PM USA and, in certain cases, Altria Group, Inc. These cases were filed in 14 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA.

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

In November 2010, the district court in the MDL proceeding denied plaintiffs’ motion for class certification in four cases, covering the jurisdictions of California, the District of Columbia, Illinois and Maine. These jurisdictions were selected by the parties as sample cases, with two selected by plaintiffs and two selected by defendants. Plaintiffs sought appellate review of this decision but, in February 2011, the United States Court of Appeals for the First Circuit denied plaintiffs’ petition for leave to appeal. In June 2011, plaintiffs in twelve cases voluntarily dismissed without prejudice their cases, and in August 2011, plaintiff in McClure voluntarily dismissed the case without prejudice. In December 2011, the district court approved the request of the plaintiffs in the remaining four cases (Phillips, Tang, Wyatt and Cabbat) to recommend to the JPMDL that their cases be transferred back to the federal district courts in which the suits originated. On April 16, 2012, the JPMDL remanded the four cases to those originating courts.

“Lights” Cases Dismissed, Not Certified or Ordered De-Certified

To date, in addition to the district court in the MDL proceeding, 14 courts in 15 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

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

In Cleary, which was pending in an Illinois federal court, the district court dismissed plaintiffs’ “Lights” claims against one defendant and denied plaintiffs’ request to remand the case to state court. In September 2009, the court issued its ruling on PM USA’s and the remaining defendants’ motion for summary judgment as to all “Lights” claims. The court granted the motion as to all defendants except PM USA. As to PM USA, the court granted the motion as to all “Lights” and other low tar brands other than Marlboro Lights. As to Marlboro Lights, the court ordered briefing on why the 2002 state court order dismissing the Marlboro Lights claims should not be vacated based upon Good. In January 2010, the court vacated the previous dismissal. In February 2010, the court granted summary judgment in favor of defendants as to all claims except for the Marlboro Lights claims, based on the statute of limitations and deficiencies relating to the named plaintiffs. In June 2010, the court granted summary judgment in favor of all defendants on all remaining claims, dismissing the case. In July 2010, plaintiffs filed a motion for reconsideration with the district court, which was denied. In August 2010, plaintiffs filed an appeal with the United States Court of Appeals for the Seventh Circuit. In August 2011, the Seventh Circuit affirmed the trial court’s dismissal of the case. Plaintiffs’ petition for rehearing was denied by the Seventh Circuit in November 2011. This litigation has concluded.

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

In June 2007, the United States Supreme Court reversed the lower court rulings in the Miner (formerly known as Watson) case that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendants’ contention that the case must be tried in federal court under the “federal officer” statute. The case was removed to federal court in Arkansas and the case was transferred to the MDL proceeding discussed above. In November 2010, the district court in the MDL proceeding remanded the case to Arkansas state court. In December 2011, the plaintiffs voluntarily dismissed their claims against Altria Group, Inc. without prejudice.

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

In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the judgment entered by the trial court on remand from the 2005 Illinois Supreme Court decision overturning the verdict on the ground that the United States Supreme Court’s December 2008 decision in Good demonstrated that the Illinois Supreme Court’s decision was “inaccurate.” PM USA filed a motion to dismiss plaintiffs’ petition and, in February 2009, the trial court granted PM USA’s motion on the basis that the petition was not timely filed. In March 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois. In February 2011, the intermediate appellate court ruled that the petition was timely filed and reversed the trial court’s dismissal of the plaintiffs’ petition and, in September 2011, the Illinois Supreme Court declined PM USA’s petition for review. As a result, the case has returned to the trial court for proceedings on whether the court should grant the plaintiffs’ petition to reopen the prior judgment. On February 15, 2012, plaintiffs filed an amended petition, which PM USA opposes. A hearing on PM USA’s opposition to plaintiffs’ amended petition is scheduled for May 22, 2012.

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

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in Massachusetts (Aspinall), Minnesota (Curtis), Missouri (Larsen) and New Hampshire (Lawrence). Significant developments in these cases include:

•

Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA’s motion for summary judgment and granted plaintiffs’ motion for summary judgment on the defenses of federal preemption and a state law exemption to Massachusetts’ consumer protection statute. On motion of the parties, the trial court subsequently reported its decision to deny summary judgment to the appeals court for review and stayed further proceedings pending completion of the appellate review. In December 2008, subsequent to the United States Supreme Court’s decision in Good, the Massachusetts Supreme Judicial Court issued an order requesting that the parties advise the court within 30 days whether the Good decision is dispositive of federal preemption issues pending on appeal. In January 2009, PM USA notified the Massachusetts Supreme Judicial Court that Good is dispositive of the federal preemption issues on appeal, but requested further briefing on the state law statutory exemption issue. In March 2009, the Massachusetts Supreme Judicial Court affirmed the order denying summary judgment to PM USA and granting the plaintiffs’ cross-motion. In January 2010, plaintiffs moved for partial summary judgment as to liability claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). On March 13, 2012, the trial court denied plaintiffs’ motion.

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

•

Lawrence: In November 2010, the trial court certified a class consisting of all persons who purchased Marlboro Lights cigarettes in the state of New Hampshire at any time from the date the brand was introduced into commerce until the date trial in the case begins. PM USA’s motion for reconsideration of this decision was denied in January 2011. In September 2011, the New Hampshire Supreme Court accepted review of the class certification decision. Argument is scheduled for June 7, 2012.

Certain Other Tobacco-Related Litigation

Tobacco Price Case: As of April 23, 2012, one case remains pending in Kansas (Smith) in which plaintiffs allege that defendants, including PM USA and Altria Group, Inc., conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs’ motion for class certification has been granted. On March 26, 2012, the trial court granted defendants’ motions for summary judgment.

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

In July 2010, plaintiffs filed a motion seeking collateral estoppel effect from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). In September 2010, plaintiffs filed a motion for preliminary resolution of legal issues regarding restitutionary relief. The trial court denied both of plaintiffs’ motions in November 2010. In November 2010, defendants filed a motion seeking a determination that Brown class members who were also part of the class in Daniels (a previously disclosed consumer fraud case in which

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the California Supreme Court affirmed summary judgment in PM USA’s favor based on preemption and First Amendment grounds) are precluded by the Daniels judgment from recovering in Brown. This motion was denied in December 2010. Defendants sought review of this decision before the Fourth District Court of Appeal but were denied review in March 2011. In January 2012, defendants filed motions for a determination that the class representatives lack standing and are not typical or adequate to represent the class and to decertify the class. Argument is scheduled for May 2, 2012. Trial is currently scheduled for October 5, 2012.

Ignition Propensity Cases: PM USA is currently facing litigation in which plaintiffs contend that fires caused by cigarettes led to other individuals’ deaths. In one case filed in federal court in Massachusetts (Sarro), the district court in August 2009 granted in part PM USA’s motion to dismiss, but ruled that two claims unrelated to product design could go forward. In November 2010, PM USA filed a motion for summary judgment, which motion was granted on March 7, 2012. Plaintiffs have agreed not to appeal the summary judgment ruling in exchange for PM USA’s waiver of costs, concluding this litigation. In a Kentucky case (Walker), the federal district court denied plaintiffs’ motion to remand the case to state court and dismissed plaintiffs’ claims in February 2009. Plaintiffs subsequently filed a notice of appeal. In October 2011, the United States Court of Appeals for the Sixth Circuit reversed the portion of the district court decision that denied remand of the case to Kentucky state court and remanded the case to Kentucky state court. The Sixth Circuit did not address the merits of the district court’s dismissal order. Defendants’ petition for rehearing with the Sixth Circuit was denied in December 2011.

False Claims Act Case: PM USA and Altria Group, Inc. were served on January 27, 2012 in a qui tam action filed in the United States District Court for the District of Columbia (United States ex rel. Oliver) alleging violation of the False Claims Act in connection with sales of cigarettes to the U.S. military for resale on U.S. military bases overseas. The relator contends that PM USA wrongfully included the per-carton cost of MSA payments in the list price charged to government agencies that purchased cigarettes from PM USA in the United States for resale on overseas military bases, and that, as a result, non-military civilian customers overseas allegedly received lower pricing on cigarettes sold in those overseas markets than the government agencies. The United States declined to intervene in the action on September 13, 2011.

Argentine Grower Case: PM USA and Altria Group, Inc. are defendants in a case (Hupan) filed in Delaware state court against multiple defendants by the parents of several minor Argentine children born with alleged birth defects. Plaintiffs allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., an alleged subsidiary of PMI, and that they and their infant children were exposed directly and in utero to hazardous herbicides and pesticides used in the production and cultivation of tobacco. Plaintiffs seek compensatory and punitive damages against all defendants under U.S. and Argentine law. Altria Group, Inc. and PMI are in discussions regarding indemnification for this case pursuant to the Distribution Agreement between the parties. See Guarantees for a discussion of the Distribution Agreement.

UST Litigation

Claims related to smokeless tobacco products generally fall within the following categories:

First, UST and/or its tobacco subsidiaries has been named in certain actions in West Virginia (See In re: Tobacco Litigation above) brought on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers, and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs are five individuals alleging use of USSTC’s smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products. USSTC, along with other non-cigarette manufacturers, has remained severed from such proceedings since December 2001.

Second, UST and/or its tobacco subsidiaries has been named in a number of other individual tobacco and health suits. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction, and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. USSTC is currently named in one such action in Florida (Vassallo).

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

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

treated the amounts paid to the IRS for these years as deposits for financial reporting purposes pending the ultimate outcomes of the litigation. Altria Group, Inc. included such amounts in Other assets on its consolidated balance sheets. As a result of its decision not to pursue further judicial review of its refund claims for the 1996 and 1997 transactions, Altria Group, Inc. reduced both Other assets and tax liabilities on its December 31, 2011 consolidated balance sheet by approximately $362 million, which is the amount of taxes and interest that Altria Group, Inc. has previously paid related to the 1996 and 1997 transactions for the 1996 through 2003 tax years. The impact of these payments on Altria Group, Inc.’s earnings has previously been recorded on its financial statements, as discussed below. If Altria Group, Inc. were to prevail in the current and/or anticipated refund litigation, it would receive a refund of the remaining amounts paid to the IRS plus interest. If the IRS’s position with respect to the LILO and SILO transactions is ultimately sustained, Altria Group, Inc. would further reduce its tax liabilities and the asset discussed above.

Anticipated Future Disallowances and Additional Payments to the IRS. Altria Group, Inc. further expects the IRS and impacted states to disallow income tax benefits claimed in years 2004 through 2009 related to the LILO and SILO transactions that PMCC entered into from 1996 through 2003. The disallowance of federal and state income tax benefits for the 2004 through 2009 tax years and associated interest through March 31, 2012 would result in additional payments of approximately $600 million, excluding potential penalties. The tax component of this amount represents an acceleration of taxes that Altria Group, Inc. would have otherwise paid over the later stages of the LILO and SILO transactions. This amount is net of federal and state income taxes paid on gains associated with sales of leased assets from January 1, 2008 through March 31, 2012. Although the initial amount payable may be greater than $600 million, such taxes paid on gains associated with sales of leased assets will be subsequently recovered no later than the closing of the audits for the cycles in which the sales have occurred. The payments of disallowed tax benefits, if any, would depend upon the timing and outcome of future IRS audits and any related administrative challenges or litigation. The IRS is currently auditing the 2004-2006 tax years.

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

As of March 31, 2012, the LILO and SILO transactions represented approximately 27% of the Net Finance Assets of PMCC’s lease portfolio. PMCC has not entered into any LILO or SILO transactions since 2003.

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

In December 2009, the court granted in part and denied in part defendants’ motion to dismiss plaintiffs’ complaint. In addition to dismissing certain claims made by plaintiffs for equitable relief under ERISA as to all defendants, the court dismissed claims alleging excessive administrative fees and mismanagement of company stock funds as to one of the Altria Group, Inc. defendants. In February 2010, the court granted a joint stipulation dismissing the fee and stock fund claims without prejudice as to the remaining defendants, including Altria Client Services Inc. Accordingly, the only claim remaining at this time in George II relates to the alleged negligence of plan fiduciaries for including the Growth Equity Fund and Balanced Fund as Kraft Thrift Plan investment options. Plaintiffs filed a motion for class certification in March 2010, which the court granted in August 2010. Defendants filed a motion for summary judgment in January 2011, and plaintiffs filed a motion for partial summary judgment. In March 2011, defendants filed a motion to vacate the class certification in light of recent federal judicial precedent. In July 2011, the court granted defendants’ summary judgment motion in part, finding that claims for periods prior to July 2, 2002 were time barred, and that the defendants properly monitored the funds. The court also denied plaintiffs’ motion for partial summary judgment. Remaining in the case are claims after July 2, 2002 relating to whether it was prudent to retain actively managed investments (Growth Equity Fund and Balanced Fund) in the Kraft Thrift Plan after 1999. In July 2011, the court also granted defendants’ motion to vacate the class certification, and allowed plaintiffs leave to file a new motion for class certification in light of recent precedent and the court’s summary judgment findings. Plaintiffs’ motion to certify the class is pending before the court.

In August 2011, Altria Client Services Inc. and a company committee that allegedly had a relationship to the Kraft Thrift Plan were added as defendants in another class action previously brought by the same plaintiffs in 2006 (George I), in which plaintiffs allege defendants breached their fiduciary duties under ERISA by offering company stock funds in a unitized format and by allegedly overpaying for recordkeeping services.

The parties have reached a proposed class-wide settlement. On March 5, 2012, the court administratively dismissed the suit. The proposed settlement, which does not require any payment by the Altria Group, Inc. defendants, is subject to court approval, which is pending. Under the terms of a Distribution Agreement between Altria Group, Inc. and Kraft Foods Inc., the Altria Group, Inc. defendants may be entitled to indemnity against any liabilities incurred in connection with these cases.

California Wage and Hour Case

In September 2011, two former sales representatives employed in California by Altria Group Distribution Company (“AGDC”) filed a putative class action in the United States District Court for the Northern District of California, under California’s wage and hour laws. The named plaintiffs seek to represent a class of all former sales representatives who worked for AGDC in California at any time since September 2007. The plaintiffs seek overtime pay, recovery of certain wages, reimbursement of business expenses and other non-monetary relief and penalties. In November 2011, the plaintiffs amended their complaint to add an additional claim for penalties under California’s Private Attorney General Act. On January 6, 2012, AGDC moved to dismiss certain of plaintiffs’ claims and to transfer the case from the Northern District of California to the Central District of California. On February 22, 2012, the district court granted the motion to transfer, and the case was transferred to the Central District of California on March 7, 2012. The motion to dismiss remains pending before the United States District Court for the Central District of California.

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

Guarantees

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At March 31, 2012, subsidiaries of Altria Group, Inc. were also contingently liable for $32 million of guarantees related to their own performance, consisting primarily of surety bonds. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of the Distribution Agreement between Altria Group, Inc. and PMI, entered into as a result of Altria Group, Inc.’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at March 31, 2012 as the fair value of this indemnification is insignificant.

As more fully discussed in Note 11. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under its senior unsecured 5-year revolving credit agreement (the “Credit Agreement”) and amounts outstanding under its commercial paper program.

Redeemable Noncontrolling Interest

In September 2007, Ste. Michelle completed the acquisition of Stag’s Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which Ste. Michelle holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars, Ste. Michelle entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require Ste. Michelle to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori’s initial investment of $27 million. The put arrangement became exercisable on September 11, 2010 and has no expiration date. As of March 31, 2012, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized on the condensed consolidated balance sheet for the put arrangement.

The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because redemption is outside of the control of Ste. Michelle. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section on the condensed consolidated balance sheets at March 31, 2012 and December 31, 2011.

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

At March 31, 2012, the respective principal wholly-owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

The following sets forth the condensed consolidating balance sheets as of March 31, 2012 and December 31, 2011, condensed consolidating statements of earnings and comprehensive earnings for the three months ended March 31, 2012 and 2011, and condensed consolidating statements of cash flows for the three months ended March 31, 2012 and 2011 for Altria Group, Inc., PM USA and Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the SEC interpretation and application of Rule 3-10 of SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Certain prior-period amounts have been recast to conform with the current-period presentation, due to Middleton becoming a wholly-owned subsidiary of PM USA effective January 1, 2012.

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets

March 31, 2012

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Consumer products
Cash and cash equivalents	$4,140	$—	$16	$—	$4,156

Receivables	164	14	66		244

Inventories:
Leaf tobacco		556	376		932
Other raw materials		128	50		178
Work in process		9	301		310
Finished product		180	230		410

		873	957		1,830

Due from Altria Group, Inc. and subsidiaries	709	4,419	1,458	(6,586)
Deferred income taxes	9	1,157	41		1,207
Other current assets	249	345	105	(243)	456

Total current assets	5,271	6,808	2,643	(6,829)	7,893
Property, plant and equipment, at cost	2	3,293	1,442		4,737
Less accumulated depreciation	2	2,046	524		2,572

		1,247	918		2,165

Goodwill			5,174		5,174
Other intangible assets, net		2	12,091		12,093
Investment in SABMiller	5,965				5,965
Investment in consolidated subsidiaries	9,085	3,029		(12,114)
Due from Altria Group, Inc. and subsidiaries	4,500			(4,500)
Other assets	947	570	99	(381)	1,235

Total consumer products assets	25,768	11,656	20,925	(23,824)	34,525
Financial services
Finance assets, net			3,247		3,247
Due from Altria Group, Inc. and subsidiaries			628	(628)
Other assets			43		43

Total financial services assets			3,918	(628)	3,290

Total Assets	$25,768	$11,656	$24,843	$(24,452)	$37,815

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets (Continued)

March 31, 2012

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Consumer products
Current portion of long-term debt	$—	$—	$600	$—	$600
Accounts payable	69	125	134		328
Accrued liabilities:
Marketing		456	18		474
Taxes, except income taxes		265	15		280
Employment costs	23	7	45		75
Settlement charges		4,532	6		4,538
Other	389	543	406		1,338
Income taxes		495	57	(243)	309
Dividends payable	839				839
Due to Altria Group, Inc. and subsidiaries	5,545	337	1,332	(7,214)

Total current liabilities	6,865	6,760	2,613	(7,457)	8,781
Long-term debt	12,790		299		13,089
Deferred income taxes	1,947		3,366	(381)	4,932
Accrued pension costs	237		917		1,154
Accrued postretirement health care costs		1,561	806		2,367
Due to Altria Group, Inc. and subsidiaries			4,500	(4,500)
Other liabilities	228	211	151		590

Total consumer products liabilities	22,067	8,532	12,652	(12,338)	30,913
Financial services
Deferred income taxes			2,514		2,514
Other liabilities			652		652

Total financial services liabilities			3,166		3,166

Total liabilities	22,067	8,532	15,818	(12,338)	34,079
Contingencies
Redeemable noncontrolling interest			32		32
Stockholders’ Equity
Common stock	935		9	(9)	935
Additional paid-in capital	5,633	3,321	10,212	(13,533)	5,633
Earnings reinvested in the business	23,720	116	397	(513)	23,720
Accumulated other comprehensive losses	(1,685)	(313)	(1,628)	1,941	(1,685)
Cost of repurchased stock	(24,902)				(24,902)

Total stockholders’ equity attributable to Altria Group, Inc.	3,701	3,124	8,990	(12,114)	3,701
Noncontrolling interests			3		3

Total stockholders’ equity	3,701	3,124	8,993	(12,114)	3,704

Total Liabilities and Stockholders’ Equity	$25,768	$11,656	$24,843	$(24,452)	$37,815

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets

December 31, 2011

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Consumer products
Cash and cash equivalents	$3,245	$—	$25	$—	$3,270
Receivables	174	16	78		268
Inventories:
Leaf tobacco		565	369		934
Other raw materials		128	42		170
Work in process		4	312		316
Finished product		126	233		359

		823	956		1,779
Due from Altria Group, Inc. and subsidiaries	403	3,007	1,765	(5,175)
Deferred income taxes	9	1,157	41		1,207
Other current assets	6	430	247	(76)	607

Total current assets	3,837	5,433	3,112	(5,251)	7,131
Property, plant and equipment, at cost	2	3,280	1,446		4,728
Less accumulated depreciation	2	2,005	505		2,512

		1,275	941		2,216
Goodwill			5,174		5,174
Other intangible assets, net		2	12,096		12,098
Investment in SABMiller	5,509				5,509
Investment in consolidated subsidiaries	7,009	3,035		(10,044)
Due from Altria Group, Inc. and subsidiaries	6,500			(6,500)
Other assets	941	586	111	(381)	1,257

Total consumer products assets	23,796	10,331	21,434	(22,176)	33,385
Financial services
Finance assets, net			3,559		3,559
Due from Altria Group, Inc. and subsidiaries			292	(292)
Other assets			18		18

Total financial services assets			3,869	(292)	3,577

Total Assets	$23,796	$10,331	$25,303	$(22,468)	$36,962

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheets (Continued)

December 31, 2011

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Consumer products
Current portion of long-term debt	$—	$—	$600	$—	$600
Accounts payable	69	159	275		503
Accrued liabilities:
Marketing		390	40		430
Taxes, except income taxes		209	11		220
Employment costs	29	12	184		225
Settlement charges		3,508	5		3,513
Other	384	620	383	(76)	1,311
Dividends payable	841				841
Due to Altria Group, Inc. and subsidiaries	3,792	474	1,201	(5,467)

Total current liabilities	5,115	5,372	2,699	(5,543)	7,643
Long-term debt	12,790		299		13,089
Deferred income taxes	1,787		3,345	(381)	4,751
Accrued pension costs	236		1,426		1,662
Accrued postretirement health care costs		1,562	797		2,359
Due to Altria Group, Inc. and subsidiaries			6,500	(6,500)
Other liabilities	188	216	198		602

Total consumer products liabilities	20,116	7,150	15,264	(12,424)	30,106
Financial services
Deferred income taxes			2,811		2,811
Other liabilities			330		330

Total financial services liabilities			3,141		3,141

Total liabilities	20,116	7,150	18,405	(12,424)	33,247
Contingencies
Redeemable noncontrolling interest			32		32
Stockholders' Equity
Common stock	935		9	(9)	935
Additional paid-in capital	5,674	3,283	8,238	(11,521)	5,674
Earnings reinvested in the business	23,583	210	265	(475)	23,583
Accumulated other comprehensive losses	(1,887)	(312)	(1,649)	1,961	(1,887)
Cost of repurchased stock	(24,625)				(24,625)

Total stockholders' equity attributable to Altria Group, Inc.	3,680	3,181	6,863	(10,044)	3,680
Noncontrolling interests			3		3

Total stockholders' equity	3,680	3,181	6,866	(10,044)	3,683

Total Liabilities and Stockholders’ Equity	$23,796	$10,331	$25,303	$(22,468)	$36,962

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings

For the Three Months Ended March 31, 2012

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$4,922	$731	$(6)	$5,647
Cost of sales		1,599	199	(6)	1,792
Excise taxes on products		1,577	76		1,653

Gross profit		1,746	456		2,202
Marketing, administration and research costs	34	431	69		534
Asset impairment and exit costs		20	1		21
Amortization of intangibles			5		5

Operating (expense) income	(34)	1,295	381		1,642
Interest and other debt expense (income), net	185	(1)	109		293
Earnings from equity investment in SABMiller	(178)				(178)

(Loss) earnings before income taxes and equity earnings of subsidiaries	(41)	1,296	272		1,527
(Benefit) provision for income taxes	(36)	482	108		554
Equity earnings of subsidiaries	978	49		(1,027)

Net earnings attributable to Altria Group, Inc.	$973	$863	$164	$(1,027)	$973

Comprehensive earnings attributable to Altria Group, Inc.	$1,175	$862	$185	$(1,047)	$1,175

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings

For the Three Months Ended March 31, 2011

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,011	$638	$(6)	$5,643
Cost of sales		1,617	184	(6)	1,795
Excise taxes on products		1,619	81		1,700

Gross profit		1,775	373		2,148
Marketing, administration and research costs	45	498	58		601
Asset impairment and exit costs		2			2
Amortization of intangibles			6		6

Operating (expense) income	(45)	1,275	309		1,539
Interest and other debt expense (income), net	165	(2)	115		278
Earnings from equity investment in SABMiller	(189)				(189)

(Loss) earnings before income taxes and equity earnings of subsidiaries	(21)	1,277	194		1,450
(Benefit) provision for income taxes	(30)	473	69		512
Equity earnings of subsidiaries	928	25		(953)

Net earnings	937	829	125	(953)	938
Net earnings attributable to noncontrolling interests			(1)		(1)

Net earnings attributable to Altria Group, Inc.	$937	$829	$124	$(953)	$937

Comprehensive earnings	$1,030	$833	$151	$(983)	$1,031
Comprehensive earnings attributable to noncontrolling interests			(1)		(1)

Comprehensive earnings attributable to Altria Group, Inc.	$1,030	$833	$150	$(983)	$1,030

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2012

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by (Used in) Operating Activities
Net cash (used in) provided by operating activities	$(390)	$2,460	$(233)	$—	$1,837

Cash Provided by (Used in) Investing Activities
Consumer products
Capital expenditures		(5)	(11)		(16)
Financial services
Proceeds from finance assets			303		303

Net cash (used in) provided by investing activities		(5)	292		287

Cash Provided by (Used in) Financing Activities
Repurchases of common stock	(266)				(266)
Dividends paid on common stock	(838)				(838)
Changes in amounts due to/from
Altria Group, Inc. and subsidiaries	1,466	(1,549)	83
Cash dividends received from subsidiaries	923	59		(982)
Cash dividends paid to parent		(923)	(59)	982
Other		(42)	(92)		(134)

Net cash provided by (used in) financing activities	1,285	(2,455)	(68)		(1,238)

Cash and cash equivalents:
Increase (decrease)	895	—	(9)	—	886
Balance at beginning of period	3,245		25		3,270

Balance at end of period	$4,140	$—	$16	$—	$4,156

Altria Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2011

(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by (Used in) Operating Activities
Net cash (used in) provided by operating activities	$(332)	$2,514	$(120)	$—	$2,062

Cash Provided by (Used in) Investing Activities
Consumer products
Capital expenditures		(4)	(9)		(13)
Other		1			1
Financial services
Proceeds from finance assets			4		4

Net cash used in investing activities		(3)	(5)		(8)

Cash Provided by (Used in) Financing Activities
Dividends paid on common stock	(794)				(794)
Issuances of common stock	21				21
Changes in amounts due to/from
Altria Group, Inc. and subsidiaries	1,319	(1,540)	221
Cash dividends received from subsidiaries	890	26		(916)
Cash dividends paid to parent		(890)	(26)	916
Other	15	(107)	(71)		(163)

Net cash provided by (used in) financing activities	1,451	(2,511)	124		(936)

Cash and cash equivalents:
Increase (decrease)	1,119	—	(1)	—	1,118
Balance at beginning of period	2,298		16		2,314

Balance at end of period	$3,417	$—	$15	$—	$3,432

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

At March 31, 2012, Altria Group, Inc.’s direct and indirect wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its direct and indirect wholly-owned subsidiaries including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless products and wine. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held a 27.0% economic and voting interest in SABMiller plc (“SABMiller”) at March 31, 2012, which is accounted for under the equity method of accounting. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller, if and when SABMiller pays such dividends. At March 31, 2012, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

Altria Group, Inc.’s chief operating decision maker has been evaluating the operating results of the former cigarettes and cigars segments as a single smokeable products segment since January 1, 2012. The combination of these two formerly separate segments is related to the restructuring associated with a cost reduction program announced in October 2011 (the “2011 Cost Reduction Program”). Also, in connection with the 2011 Cost Reduction Program, effective January 1, 2012, Middleton became a wholly-owned subsidiary of PM USA, reflecting management’s goal to achieve efficiencies in the management of these businesses. Effective with the first quarter of 2012, Altria Group, Inc.’s reportable segments are smokeable products, smokeless products, wine and financial services. As a result of the revised reportable segments and Middleton becoming a wholly-owned subsidiary of PM USA, certain prior-period amounts have been recast to conform with the current-period presentation. For further discussion on the 2011 Cost Reduction Program, see Note 2. Asset Impairment, Exit and Implementation Costs to the condensed consolidated financial statements (“Note 2”).

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Results of Operations for the Three Months Ended March 31, 2012 – The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the three months ended March 31, 2012, from the three months ended March 31, 2011, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended March 31, 2011	$937	$0.45
2011 Asset impairment and exit costs	1
2011 UST acquisition-related costs	3
2011 SABMiller special items	(21)	(0.01)

Subtotal 2011 items	(17)	(0.01)

2012 Asset impairment, exit and implementation costs	(3)
2012 SABMiller special items	(25)	(0.01)

Subtotal 2012 items	(28)	(0.01)

Fewer shares outstanding		0.01
Operations	81	0.04

For the three months ended March 31, 2012	$973	$0.48

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Shares Outstanding: Fewer shares outstanding during the three months ended March 31, 2012 compared with the prior-year period were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase programs.

Operations: The increase of $81 million shown in the table above was due primarily to the following:

•	Higher income from the smokeable products, financial services and smokeless products segments; and

•	Higher equity earnings from SABMiller (excluding SABMiller special items);

partially offset by:

•	Higher interest and other debt expense, net.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2012 Forecasted Results: In April 2012, Altria Group, Inc. reaffirmed that its 2012 full-year reported diluted EPS is expected to be in the range of $2.14 to $2.20. This forecast includes estimated charges of $0.03 per share as detailed in the table below, as compared with 2011 full-year reported diluted EPS of $1.64, which included $0.41 per share of net charges, as detailed in the table below. Expected 2012 full-year adjusted diluted EPS, which excludes the charges in the table below, represents a growth rate of 6% to 9% over 2011 full-year adjusted diluted EPS. Altria Group, Inc. anticipates more modest adjusted diluted EPS growth through the middle quarters of 2012.

The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Net Charges Included in Reported Diluted EPS
	2012	2011
Asset impairment, exit, implementation and integration costs	$0.02	$0.07
SABMiller special items	0.01	0.03
PMCC Leveraged Lease Charge		0.30
Tax items*		(0.04)
Tobacco and health judgments		0.05

	$0.03	$0.41

*	Excludes the tax impact included in the 2011 PMCC Leveraged Lease Charge.

Adjusted diluted EPS is a financial measure that is not consistent with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Altria Group, Inc.’s management reviews diluted EPS on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items include restructuring charges, SABMiller special items, certain PMCC leveraged lease charges (the “PMCC Leveraged Lease Charge”), certain tax items, and tobacco and health judgments. Altria Group, Inc.’s management does not view any of these special items to be part of its sustainable results as they may be highly variable and difficult to predict and can distort underlying business trends and results. Altria Group, Inc.’s management believes it is appropriate to disclose this non-GAAP financial measure to provide useful insight into underlying business trends and results, and to provide a more meaningful comparison of year-over-year results. Adjusted measures are used by management and regularly provided to Altria Group, Inc.’s chief operating decision maker for planning, forecasting and evaluating the performances of Altria Group, Inc.’s businesses, including allocating resources and evaluating results relative to employee compensation targets. This information should be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.

Discussion and Analysis

Consolidated Operating Results

See pages 85-88 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Net revenues:
Smokeable products	$5,100	$5,143
Smokeless products	380	379
Wine	113	101
Financial services	54	20

Net revenues	$5,647	$5,643

Excise taxes on products:
Smokeable products	$1,622	$1,670
Smokeless products	27	26
Wine	4	4

Excise taxes on products	$1,653	$1,700

Operating income:
Operating companies income:
Smokeable products	$1,439	$1,369
Smokeless products	192	193
Wine	15	12
Financial services	52	21
Amortization of intangibles	(5)	(6)
General corporate expenses	(51)	(50)

Operating income	$1,642	$1,539

As discussed further in Note 7. Segment Reporting to the condensed consolidated financial statements, Altria Group, Inc.’s chief operating decision maker reviews operating companies income to evaluate the performance of and allocate resources to the segments. Operating companies income for the segments is defined as operating income before amortization of intangibles and general corporate expenses. Management believes it is appropriate to disclose this measure to help investors analyze business performance and trends of the various business segments.

The following events that occurred during the three months ended March 31, 2012 and 2011 affected the comparability of statement of earnings amounts.

•	Asset Impairment, Exit and Implementation Costs: For the three months ended March 31, 2012, pre-tax asset impairment, exit and implementation costs consisted of the following:

	For the Three Months Ended March 31, 2012
	Asset Impairment and Exit Costs	Implementation (Gain) Costs	Total
	(in millions)
Smokeable products	$7	$(21)	$(14)
Smokeless products	14	5	19
General corporate		(1)	(1)

Total	$21	$(17)	$4

For the three months ended March 31, 2011, total pre-tax asset impairment and exit costs were $2 million, all of which were reported in the smokeable products segment. There were no implementation costs incurred during the three months ended March 31, 2011.

In October 2011, Altria Group, Inc. announced the 2011 Cost Reduction Program for its tobacco and service company subsidiaries, reflecting Altria Group, Inc.’s objective to reduce cigarette-related infrastructure ahead of PM USA’s cigarettes volume declines. Total pre-tax charges, net incurred since the inception of the program through March 31, 2012 were $228 million. Altria Group, Inc. expects to incur additional pre-tax charges of approximately $70 million during the remainder of 2012, and believes that the program remains on track to deliver $400 million in annualized savings against previously planned spending by the end of 2013.

Altria Group, Inc. had a severance liability balance of $131 million at March 31, 2012 related to its restructuring programs, most of which is expected to be paid out by the end of 2012.

For further details on asset impairment, exit and implementation costs, see Note 2.

•

SABMiller Special Items: Altria Group, Inc.’s earnings from its equity investment in SABMiller for the three months ended March 31, 2012 included costs related to SABMiller’s acquisition of Foster’s Group Limited, costs for SABMiller’s “business capability programme” and costs related to SABMiller’s transaction to promote sustainable economic and social development in South Africa. These costs were partially offset by a gain related to SABMiller’s Australian joint venture. Altria Group, Inc.’s earnings from its equity investment in SABMiller for the three months ended March 31, 2011 included gains resulting from SABMiller’s hotel and gaming transaction, partially offset by costs for SABMiller’s “business capability programme.”

Consolidated Results of Operations for the Three Months Ended March 31, 2012

The following discussion compares consolidated operating results for the three months ended March 31, 2012, with the three months ended March 31, 2011.

Net revenues, which include excise taxes billed to customers, were essentially unchanged at $5.6 billion, due primarily to higher net revenues from the financial services and wine segments, mostly offset by lower net revenues from the smokeable products segment.

Excise taxes on products decreased $47 million (2.8%), due primarily to lower smokeable products volume.

Cost of sales was essentially unchanged as lower smokeable products volume was mostly offset by higher per unit settlement charges, and implementation costs in 2012 related to the 2011 Cost Reduction Program.

Marketing, administration and research costs decreased $67 million (11.1%), primarily reflecting cost reduction initiatives, which include a postretirement benefit plan curtailment gain in 2012 related to the 2011 Cost Reduction Program.

Operating income increased $103 million (6.7%), due primarily to higher operating results from the smokeable products and financial services segments.

Interest and other debt expense, net, increased $15 million (5.4%), as a result of the issuance of senior unsecured long-term notes in May 2011.

Earnings from Altria Group, Inc.’s equity investment in SABMiller decreased $11 million (5.8%), due primarily to net charges in 2012 for SABMiller special items and net gains in 2011 for SABMiller special items, partially offset by higher ongoing equity earnings.

Net earnings attributable to Altria Group, Inc. of $973 million increased $36 million (3.8%), due primarily to higher operating income, partially offset by higher interest and other debt expense, net and lower earnings from Altria Group, Inc.’s equity investment in SABMiller. Diluted and basic EPS attributable to Altria Group, Inc. of $0.48, each increased by 6.7% due to higher net earnings attributable to Altria Group, Inc. and fewer shares outstanding.

Operating Results by Business Segment

Tobacco Space

Business Environment

Summary

The United States tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of our tobacco subsidiaries and our consolidated results of operations, cash flows and financial position. These challenges, some of which are discussed in more detail below, in Note 10. Contingencies to the condensed consolidated financial statements (“Note 10”) and in Cautionary Factors That May Affect Future Results, include:

•	pending and threatened litigation and bonding requirements as discussed in Note 10;

•

restrictions and requirements imposed by the Family Smoking Prevention and Tobacco Control Act (the “FSPTCA”) enacted in June 2009, and restrictions and requirements that have been, and in the future may be, imposed by the United States Food and Drug Administration (the “FDA”) under this statute;

•	actual and proposed excise tax increases, as well as changes in tax structures and tax stamping requirements;

•	bans and restrictions on tobacco use imposed by governmental and private entities;

•	other federal, state and local government actions, including:

o	restrictions on the sale of tobacco products by certain retail establishments, the sale of certain tobacco products with certain characterizing flavors and the sale of tobacco products in certain package sizes;

o	additional restrictions on the advertising and promotion of tobacco products;

o	other actual and proposed tobacco product legislation and regulation; and

o	governmental investigations;

•	the diminishing prevalence of cigarette smoking and increased efforts by tobacco control advocates and others (including employers) to further restrict tobacco use;

•	price gaps and changes in price gaps between premium and lowest price brands;

•	competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation;

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

In addition to and in connection with the foregoing business and legal challenges, our tobacco subsidiaries are subject to evolving adult tobacco consumer preferences. Altria Group, Inc.’s tobacco operating companies believe that a significant number of adult tobacco consumers switch between tobacco categories or use multiple forms of tobacco products and that approximately 30% of adult smokers are interested in spit-free smokeless alternatives to cigarettes. Future success is dependent in part on the ability of Altria Group, Inc. and its subsidiaries to meet these evolving adult consumer preferences by developing over time new products and markets within and potentially outside the United States through technological innovation (including, where appropriate, arrangements with third parties) and pursuit of their adjacency strategies. See Cautionary Factors That May Affect Future Results for certain risks associated with the foregoing discussion.

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

•	authorizes the FDA to adopt product regulations and related actions, including:

o	to impose tobacco product standards that are appropriate for the protection of the public health through a regulatory process including, among other possibilities, restrictions on ingredients, constituents or other properties, performance or design criteria as well as to impose testing, measurement, reporting and disclosure requirements;

o	to subject tobacco products that are modified or first introduced into the market after March 22, 2011 to application and premarket review and authorization requirements (the “New Product Application Process”) if the FDA does not find them to be “substantially equivalent” to products commercially marketed as of February 15, 2007, and to deny any such new product application thus preventing the distribution and sale of any product affected by such denial;

o	to determine that certain existing tobacco products modified or introduced into the market for the first time between February 15, 2007 and March 22, 2011 are not “substantially equivalent” to products commercially marketed as of February 15, 2007, in which case the FDA could require the removal of such products or subject them to the New Product Application Process and, if any such applications are denied, prevent the continued distribution and sale of such products (see FDA Regulatory Actions below);

o	to restrict or otherwise regulate menthol cigarettes, as well as other tobacco products with characterizing flavors;

o	to regulate nicotine yields and to reduce or eliminate harmful constituents or harmful ingredients or other components of tobacco products; and

o	to impose manufacturing standards for tobacco products; and

•	equips the FDA with a variety of investigatory and enforcement tools, including the authority to inspect tobacco product manufacturing and other facilities.

Implementation, Timing, Rulemaking and Guidance

The implementation of the FSPTCA began in 2009 and will continue over time. Some provisions took effect immediately, some provisions have taken effect since the enactment of the FSPTCA and other provisions will not take effect for some time. Those provisions that require the FDA to take action through rulemaking generally involve consideration of public comment and, for some issues, scientific review. Altria Group, Inc.’s tobacco subsidiaries are participating actively in processes established by the FDA to develop and implement its regulatory framework, including submission of comments to various FDA proposals and participation in public hearings and engagement sessions.

From time to time, the FDA also issues guidance for public comment, which may be issued in draft or final form. Such guidance, when finalized, is intended to represent the FDA’s current thinking on a particular topic and may be predictive of the FDA’s enforcement stance on that topic. Such guidance, even when finalized, is not intended to bind the FDA or the public or establish legally enforceable responsibilities. Examples of current draft guidance include:

•	Draft Guidance for Industry and FDA Staff Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions

•	Draft Guidance for Industry: Modified Risk Tobacco Product Applications

•	Draft Guidance for Industry: Applications for Premarket Review of New Tobacco Products

A complete set of guidance documents issued by the FDA can be found on the FDA’s website at www.fda.gov/TobaccoProducts/GuidanceComplianceRegulatoryInformation. The information on this website is not, and shall not be deemed to be, part of this report or incorporated into any other filings Altria Group, Inc. makes with the SEC.

PM USA and USSTC submit comments to the FDA on draft or final guidance when appropriate. In some cases, PM USA and USSTC may disagree with a particular interpretation by the FDA as expressed in draft or final guidance and may communicate their position in writing to the FDA. While PM USA and USSTC believe that all of their current products meet the statutory requirements of the FSPTCA, they cannot predict whether, when or how the FDA ultimately will apply or seek to enforce its guidance. As discussed below in Investigations and Enforcement, FDA enforcement actions could have a material adverse effect on the business, financial condition, cash flows and results of operations of Altria Group, Inc. and its tobacco subsidiaries.

Impact on Our Business; Compliance Costs

Regulations imposed by the FDA under the FSPTCA could have a material adverse impact on the business and sales volume of Altria Group, Inc.’s tobacco businesses in a number of different ways. For example, actions by the FDA could:

•	impact the consumer acceptability of tobacco products;

•	delay or prevent the sale or distribution of existing, new or modified tobacco products;

•	limit adult consumer choices;

•	restrict communications to adult consumers;

•	create a competitive advantage or disadvantage for certain tobacco companies;

•	impose additional manufacturing, labeling or packaging requirements;

•	impose restrictions at retail;

•	result in increased illicit trade activities; or

•	otherwise significantly increase the cost of doing business.

The failure to comply with FDA regulatory requirements, even by inadvertence, and FDA enforcement actions could have a material adverse effect on the business, financial condition, cash flows and results of operations of Altria Group, Inc. and its tobacco subsidiaries.

The law imposes fees on tobacco product manufacturers and importers to pay for the cost of regulation and other matters. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation according to a process set out in the statute, and then among manufacturers and importers within each respective class based on their relative market shares. For a discussion of the impact of the State Settlement Agreements, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) and FDA user fee payments on Altria Group, Inc., see Debt and Liquidity –Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation. In addition, compliance with the law’s regulatory requirements has resulted and will result in additional costs for our tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter to date but could become substantial, either individually or in the aggregate, and will depend on the nature of the requirements imposed by the FDA.

Investigation and Enforcement

The FDA has a number of investigatory and enforcement tools available to it, including document requests and other required information submissions, facility inspections, examinations and investigations, injunction proceedings, money penalties, product withdrawals and recalls, and product seizures. The use of any of these investigatory or enforcement tools by the FDA could result in significant costs to the tobacco businesses of Altria Group, Inc. or otherwise have a material adverse effect on the business, financial condition, cash flows and results of operations of Altria Group, Inc. and its tobacco subsidiaries.

For example, in June 2010, the FDA issued a document request regarding changes to Marlboro Gold Pack cigarette packaging in connection with the FSPTCA’s ban of certain descriptors. PM USA submitted documents in response to the FDA’s request.

TPSAC

The Role of the TPSAC

As required by the FSPTCA, the FDA has established a tobacco product scientific advisory committee (the “TPSAC”), which consists of both voting and non-voting members, to provide advice, reports, information and recommendations to the FDA on scientific and health issues relating to tobacco products. For example, the TPSAC advises the FDA about modified risk products (products marketed with reduced risk claims), good manufacturing practices, the effects of the alteration of nicotine yields from tobacco products and nicotine dependence thresholds. The TPSAC previously made reports and recommendations to the FDA on menthol cigarettes, including the impact of the use of menthol in cigarettes on the public health, and the nature and impact of dissolvable tobacco products on the public health. The FDA may seek advice from the TPSAC about other safety, dependence or health issues relating to tobacco products, including tobacco product standards and applications to market new tobacco products.

TPSAC Membership

Beginning in March 2010, PM USA and USSTC raised with the FDA their concerns that four of the voting members of the TPSAC have financial and other conflicts (including services as paid experts for plaintiffs in tobacco litigation) that could hamper the full and fair consideration of issues by the TPSAC and requested that their appointments be withdrawn. The FDA declined PM USA’s and USSTC’s requests, stating that the FDA had satisfied itself, after inquiry, that the TPSAC members did not have disqualifying conflicts of interest. The FDA stated further that it would continue to screen, in accordance with relevant statutory and regulatory provisions and FDA guidance, all TPSAC members for potential conflicts of interest for matters that the TPSAC would be considering. The FDA also engaged two individuals to serve as consultants to a TPSAC subcommittee who also served as paid experts for plaintiffs in tobacco litigation. PM USA and USSTC raised similar concerns related to the engagement of these individuals and the FDA similarly declined to terminate these engagements. In February 2011, Lorillard Tobacco Company and R.J. Reynolds Tobacco Company filed suit in the U.S. District Court for the District of Columbia against the United States Department of Health and Human Services and individual defendants (sued in their official capacities) asserting that the composition of the TPSAC and the composition of the Constituents Subcommittee of the TPSAC violates several federal laws, including the Federal Advisory Committee Act. Two of the four relevant TPSAC members have since resigned.

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

The FSPTCA does not set a deadline or required timeline for the FDA to act on the TPSAC report. The FDA has stated that the TPSAC report is only a recommendation and that the FDA’s receipt of the TPSAC’s menthol report will not have an immediate effect on the availability of menthol cigarettes. In January 2012, the FDA announced that it had evaluated scientific information on menthol and had drafted a report related to the impact of menthol in cigarettes on public health. The FDA indicated that it had sent its report to external scientists for peer review. It also indicated that it will make its final draft report and related information available for public comment, although it has not yet done so. Any future action taken by the FDA to regulate the manufacture, marketing or sale of menthol cigarettes (including a possible ban) will require formal rulemaking that includes public notice and the opportunity for public comment.

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

Since enactment, several lawsuits have been filed challenging various provisions of the FSPTCA and the Final Tobacco Marketing Rule, including their constitutionality and the scope of the FDA’s authority thereunder. Altria Group, Inc. and its tobacco subsidiaries are not parties to any of these lawsuits. In January 2010, in one such challenge (Commonwealth Brands), the United States District Court for the Western District of Kentucky struck down as unconstitutional, and enjoined enforcement of, the portion of the Final Tobacco Marketing Rule that bans the use of color and graphics in labeling and advertising and claims implying that a tobacco product is safer because of FDA regulation. The parties appealed and on March 19, 2012, the United States Court of Appeals for the Sixth Circuit affirmed in part and reversed in part the district court’s decision. The Sixth Circuit affirmed the district court’s injunction against enforcement of the portion of the Final Tobacco Marketing Rule that bans the use of color and graphics in labeling and advertising. The Sixth Circuit reversed the injunction against enforcement of the prohibition on claims implying that a tobacco product is safer because of FDA regulation. The Sixth Circuit also held that the Final Tobacco Marketing Rule’s ban on consumer continuity programs violates the First Amendment and reversed the district court’s decision upholding the ban. The Sixth Circuit upheld the FSPTCA’s statutory requirements for enlarged textual and graphic warnings on cigarette packages and advertising, but did not rule upon the constitutionality of the nine graphic warnings actually selected by the FDA in its June 2011 final rule. For a further discussion of this final rule and the challenge pending in the United States District Court of the District of Columbia, see FDA Regulatory

Actions – Graphics Warnings below. The FDA has indicated that it does not intend to enforce the ban on the use of color and graphics in labeling and advertising for the duration of the injunction. It is not possible to predict the outcome of any such litigation or its effect on the extent of the FDA’s authority to regulate tobacco products.

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

In August 2011, R.J. Reynolds Tobacco Company, Lorillard Tobacco Company, and several other plaintiffs filed suit in the United States District Court for the District of Columbia against the FDA challenging its graphic warnings rule. On November 7, 2011, the district court granted the plaintiffs’ motion for a preliminary injunction, thereby staying enforcement of the graphic warnings rule until 15 months after a final ruling from the district court. On February 29, 2012, the district court entered final judgment on behalf of the plaintiffs, enjoining enforcement of the graphic warnings rule. The FDA has appealed this decision to the United States Court of Appeals for the District of Columbia Circuit. Argument on the FDA appeal was heard on April 10, 2012.

PM USA is not a party to this lawsuit, but the FDA has confirmed that it will not enforce the graphic warnings rule against PM USA on the same terms and with the same effect as the district court injunction discussed above.

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

The FDA also published a final regulation in July 2011, establishing a process for requesting an exemption from the substantial equivalence requirements for certain minor modifications to tobacco additives. The final rule became effective in August 2011.

Excise Taxes

Tobacco products are subject to substantial excise taxes in the United States. Significant increases in tobacco-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted at the federal, state and local levels within the United States.

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. For example, in 2009, the federal excise tax (“FET”) on cigarettes increased from 39 cents per pack to approximately $1.01 per pack and on July 1, 2010, the New York state excise tax increased by $1.60 to $4.35 per pack. Between the end of 1998 and April 23, 2012, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.37 per pack. As of April 23, 2012, no state has increased its cigarette excise tax in 2012.

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

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of April 23, 2012, twenty-one states, Washington, D.C. and Philadelphia, Pennsylvania have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of April 23, 2012, 174 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things:

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

State Settlement Agreements

As discussed in Note 10, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims (collectively, the “State Settlement Agreements”). These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, market share and industry volume. For a discussion of the impact of the State Settlement Agreements, FETRA and FDA user fee payments on Altria Group, Inc., see Debt and Liquidity – Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation. The settlements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement, and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

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

To date, the following states have enacted legislation that prohibits certain tobacco products with certain characterizing flavors:

Maine has enacted legislation that prohibits the sale of certain flavored cigar and cigarette products. As implemented, including the application of certain statutory exemptions, this prohibition does not ban any PM USA, USSTC or Middleton product. In 2010, Maine amended the characterizing flavor prohibition. The amendment allows the continued sale of cigars that obtained favorable exemption rulings under the previous statute but does not provide for the possibility of further exemptions, such as for future products with characterizing flavors.

New Jersey has enacted legislation banning the sale and marketing of cigarettes with a characterizing flavor other than menthol, mint or clove. This legislation does not ban any PM USA, USSTC or Middleton product.

In addition, such legislation has been enacted or is being considered in a number of localities. For example:

New York City has adopted an ordinance that prohibits the sale of certain flavored tobacco products other than cigarettes. This legislation affects certain USSTC and Middleton products. The ordinance and related final regulations took effect in August 2010. Certain subsidiaries of USSTC have filed a lawsuit in the United States District Court for the Southern District of New York challenging the New York City legislation on the grounds that it is preempted by the FSPTCA. In March 2010, the district court denied plaintiffs’ motion for preliminary injunction against enforcement of the ordinance and, on November 15, 2011, the district court denied plaintiffs’ motion for summary judgment, and granted the City’s cross-motion for summary judgment, on the preemption claim. Plaintiffs have appealed the denial to the United States Court of Appeals for the Second Circuit and, in the meantime, are complying with the ordinance pending resolution of the litigation.

Providence, Rhode Island adopted two ordinances on January 9, 2012. One would prohibit the sale in most retail outlets of certain flavored tobacco products other than cigarettes. This legislation differs in a number of ways from the New York City ordinance, including by attempting to prohibit reference to concepts such as “spicy, arctic, ice, cool, warm, hot, mellow, fresh and breeze.” The second Providence ordinance prohibits licensed retailers in the city from accepting or redeeming coupons for cigarettes and other tobacco products or from selling such products to consumers through multi-pack discounts or other discounts provided in exchange for the purchase of another tobacco product. Both ordinances took effect on March 1, 2012. On February 13, 2012, Altria Group, Inc.’s tobacco operating companies filed a legal challenge to these ordinances in the United States District Court for the District of Rhode Island challenging the legality of both ordinances on preemption and First Amendment grounds. Plaintiffs filed motions for preliminary injunction and summary judgment on March 30, 2012. The City of Providence has agreed to stay enforcement of the ordinances until July 30, 2012.

Whether other states or localities will enact legislation in this area, and the precise nature of such legislation if enacted, cannot be predicted. See FDA Regulation above for a summary of the FSPTCA’s regulation of certain tobacco products with characterizing flavors.

State and Local Laws Imposing Certain Speech Requirements and Restrictions

In several jurisdictions, legislation or regulations have been enacted or proposed that would require the disclosure of health information separate from or in addition to federally-mandated health warnings or that would restrict commercial speech in certain respects. For example, New York City has adopted a regulation requiring retailers selling tobacco products to display a sign, issued by the New York City Board of Health, depicting graphic images of the potential health consequences of smoking and urging smokers to quit. In June 2010, PM USA and other plaintiffs filed a lawsuit in the United States District Court for the Southern District of New York challenging New York City’s graphic health warnings regulation and filed a motion seeking to preliminarily enjoin the regulation. In December 2010, the district court declared the regulation null and void, finding that such requirements were preempted by federal law. The City has appealed the decision to the United States Court of Appeals for the Second Circuit. Argument was heard on December 1, 2011.

As another example, on April 2, 2012, the United States District Court for the District of Massachusetts declared an ordinance passed by the City of Worcester, Massachusetts, which attempted to ban all tobacco product advertising visible from any public street, to be an unconstitutional speech restriction in violation of the First Amendment.

Federal Tobacco Quota Buy-Out

In October 2004, FETRA was signed into law. PM USA, Middleton and USSTC are subject to the requirements of FETRA. FETRA eliminated the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is approximately $9.5 billion and is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product.

In February 2011, PM USA filed a lawsuit in federal court challenging the United States Department of Agriculture’s

(the “USDA”) method for calculating the 2011 and future tobacco product class shares that are used to allocate liability for the industry payments that fund the FETRA buy-out described above and are used by the FDA to calculate the industry’s FDA user fees. PM USA asserts in this litigation that the USDA violated FETRA by failing to apply the most current FET rates enacted by Congress, which became effective in April 2009, in calculating the class share allocations. PM USA has filed administrative appeals of its FETRA assessments beginning in fiscal year 2011 (all of which have been denied by the USDA) and has submitted a petition for rulemaking with the USDA (which petition was denied by the USDA in November 2011), in each case asserting that the USDA erroneously failed to base the FETRA class share allocations on the current FET rates. PM USA is appealing the USDA’s calculation methodology as well as the denial of the petition for rulemaking and the denial of its quarterly assessment challenges.

For a discussion of the impact of the State Settlement Agreements, FETRA and FDA user fee payments on Altria Group, Inc., see Debt and Liquidity – Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation. We do not anticipate that the quota buy-out will have a material adverse impact on our consolidated results in 2012 and beyond.

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

Reports with respect to the health effects of smoking have been publicized for many years, including in a June 2006 United States Surgeon General report on ETS entitled “The Health Consequences of Involuntary Exposure to Tobacco Smoke.” Many jurisdictions within the United States have restricted smoking in public places. The pace and scope of public smoking bans have increased significantly. Some public health groups have called for, and various jurisdictions have adopted or proposed, bans on smoking in outdoor places, in private apartments and in cars with minors in them. It is not possible to predict the results of ongoing scientific research or the types of future scientific research into the health risks of tobacco exposure and the impact of such research on regulation.

Other Legislation or Governmental Initiatives

In addition to the actions discussed above, other regulatory initiatives affecting the tobacco industry have been adopted or are being considered at the federal level and in a number of state and local jurisdictions. For example, in recent years, legislation has been introduced or enacted at the state or local level to subject tobacco products to various reporting requirements and performance standards (such as reduced cigarette ignition propensity standards); establish educational campaigns relating to tobacco consumption or tobacco control programs, or provide additional funding for governmental tobacco control activities; restrict the sale of tobacco products in certain retail establishments and the sale of tobacco products in certain packing sizes; require tax stamping of moist smokeless tobacco products; require the use of state tax stamps using data encryption technology; and further restrict the sale, marketing and advertising of cigarettes and other tobacco products. Such legislation may be subject to constitutional or other challenges on various grounds, which may or may not be successful.

It is not possible to predict what, if any, additional legislation, regulation or other governmental action will be enacted or implemented (and, if challenged, upheld) relating to the manufacturing, design, packaging, marketing, advertising, sale or use of tobacco products, or the tobacco industry generally. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented in the United States that might materially adversely affect the business and volume of our tobacco subsidiaries and our consolidated results of operations and cash flows.

Governmental Investigations

From time to time, Altria Group, Inc. and its subsidiaries are subject to governmental investigations on a range of matters. Altria Group, Inc. and its subsidiaries cannot predict whether new investigations may be commenced.

Illicit Trade

Altria Group, Inc. and its tobacco subsidiaries support appropriate regulations and enforcement measures to prevent illicit trade in tobacco products. For example, Altria Group, Inc.’s tobacco subsidiaries are engaged in a number of initiatives to help prevent trade in contraband tobacco products, including: enforcement of wholesale and retail trade programs and policies on trade in contraband tobacco products; engagement with and support of law enforcement and regulatory agencies; litigation to protect their trademarks; and support for a variety of federal and state legislative initiatives. Legislative initiatives to address trade in contraband tobacco products are designed to protect the legitimate channels of distribution, impose more stringent penalties for the violation of illegal trade laws and provide additional tools for law enforcement. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products are being considered by a number of jurisdictions. For example, in March 2010, the President signed into law the Prevent All Cigarette Trafficking (PACT) Act, which addresses illegal Internet sales by, among other things, imposing a series of restrictions and requirements on the delivery sale of cigarettes and smokeless tobacco products and makes such products non-mailable to consumers through the United States Postal Service, subject to limited exceptions. Certain Internet cigarette sellers have filed lawsuits challenging the constitutionality of various aspects of this statute and seek injunctive relief in the United States District Courts for the District of Columbia, the Western District of New York and the Eastern District of Pennsylvania. In the Western District of New York, plaintiffs have received injunctive relief limited to only certain elements of the PACT Act, including a requirement that delivery-sellers obey the laws of the jurisdiction to which they ship cigarettes. In the District of Columbia, the district court has issued a preliminary injunction substantially similar to the injunctive relief issued in the Western District of New York. The U.S. Department of Justice is challenging these injunctions on appeal.

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

Operating Results

The following discussion compares tobacco space operating results for the three months ended March 31, 2012, with the three months ended March 31, 2011.

	For the Three Months Ended March 31,
	Net Revenues		Operating Companies Income
	2012	2011	2012	2011
	(in millions)
Smokeable products	$5,100	$5,143	$1,439	$1,369
Smokeless products	380	379	192	193

Total tobacco space	$5,480	$5,522	$1,631	$1,562

Smokeable Products Segment

The smokeable products segment’s operating companies income and margin grew through higher pricing and effective cost management. PM USA supported Marlboro’s new brand architecture with brand-building initiatives behind Marlboro Black, which contributed to Marlboro’s retail share growth. Middleton reported higher machine-made large cigars volume and retail share results.

The following table summarizes smokeable products segment volume performance:

	Shipment Volume For the Three Months Ended March 31,
	2012	2011	Change
	(sticks in millions)
Cigarettes:
Marlboro	26,913	27,861	(3.4)%
Other premium	2,036	2,250	(9.5)%
Discount	2,159	1,836	17.6%

Total cigarettes	31,108	31,947	(2.6)%

Cigars:
Black & Mild	323	282	14.5%
Other	5	5	—%

Total cigars	328	287	14.3%

Total smokeable products	31,436	32,234	(2.5)%

Cigarettes shipment volume includes Marlboro; Other premium brands, such as Virginia Slims, Parliament and Benson & Hedges; and Discount brands, which include Basic and L&M. Cigarettes volume includes units sold as well as promotional units, but excludes Puerto Rico, U.S. Territories, Overseas Military and Philip Morris Duty Free Inc., none of which, individually or in the aggregate, is material to the smokeable products segment.

The following table summarizes smokeable products segment retail share performance:

	Retail Share For the Three Months Ended March 31,
	2012	2011	Percentage Point Change
Cigarettes:
Marlboro	42.3%	42.2%	0.1
Other premium	3.5	3.7	(0.2)
Discount	3.6	3.1	0.5

Total cigarettes	49.4%	49.0%	0.4

Cigars:
Black & Mild	30.7%	29.3%	1.4
Other	0.2	0.2	—

Total cigars	30.9%	29.5%	1.4

Cigarettes retail share results are based on data from SymphonyIRI Group/Capstone, which is a retail tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. The panel was not designed to capture sales through other channels, including the Internet, direct mail and some illicitly tax-advantaged outlets.

Cigars retail share results are based on data from the SymphonyIRI Group (“SymphonyIRI”) InfoScan Cigar Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes (“InfoScan Cigar Database”), which tracks machine-made large cigars market share performance. Middleton defines machine-made large cigars as cigars made by machine that weigh greater than three pounds per thousand, except cigars sold at retail in packages of 20 cigars. This service was developed to provide a representation of retail business performance in key trade channels. It is SymphonyIRI’s standard practice to periodically refresh its InfoScan syndicated services, which could restate retail share results that were previously released.

SymphonyIRI performed a restatement of its InfoScan Cigar Database in the second quarter of 2011. As a result of the InfoScan Cigar Database restatement, Middleton’s previously released retail share results for machine-made large cigars for the first quarter of 2011 were restated and are reflected in the table above.

PM USA and Middleton executed the following pricing and promotional allowance actions during 2012 and 2011:

•	Effective March 14, 2012, Middleton reduced the list price on all of its untipped cigarillo brands by $0.39 per five-pack.

•

Effective December 12, 2011, PM USA increased the list price on all of its cigarette brands by $0.05 per pack. In addition, PM USA reduced its wholesale promotional allowance on L&M by $0.21 per pack from $0.55 to $0.34 per pack.

•	Effective December 5, 2011, Middleton executed various list price increases across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.12 per five-pack.

•	Effective July 8, 2011, PM USA increased the list price on all of its cigarette brands by $0.09 per pack.

For the three months ended March 31, 2012, net revenues, which include excise taxes billed to customers, decreased $43 million (0.8%) due to lower shipment volume ($155 million), partially offset by higher net pricing ($112 million), which includes higher promotional investments.

Operating companies income for the three months ended March 31, 2012 increased $70 million (5.1%), due primarily to higher net pricing ($112 million), which includes higher promotional investments, marketing, administration, and research savings reflecting cost reduction initiatives ($42 million) and a postretirement benefit plan curtailment gain in 2012 related to the 2011 Cost Reduction Program, partially offset by lower shipment volume ($83 million) and higher per unit settlement charges.

Total smokeable products shipment volume decreased 2.5% for the three months ended March 31, 2012 versus the prior-year period due primarily to lower cigarettes volume. PM USA’s reported domestic cigarettes shipment volume for the first quarter of 2012 decreased 2.6% due primarily to trade inventory dynamics, partially offset by retail share gains and one additional shipping day. Trade inventories were lower in the first quarter of 2012 compared to the first and fourth quarters of 2011. After adjusting for changes in trade inventories and one additional shipping day, PM USA’s 2012 first-quarter domestic cigarettes shipment volume was estimated to be essentially unchanged versus the first quarter of 2011. Total cigarette category volume was estimated to be down approximately 2.5% for the first quarter of 2012, when adjusted for changes in trade inventories and one additional shipping day.

Middleton’s 2012 first-quarter cigars shipment volume increased 14.3% due primarily to retail share gains, changes in wholesale trade inventories and one additional shipping day.

In the cigarette category, Marlboro’s 2012 first-quarter retail share performance benefited from the launch of Marlboro Black. Marlboro’s 2012 first-quarter retail share increased 0.1 share point versus the prior-year period to 42.3%. On a sequential basis, Marlboro’s 2012 first-quarter retail share grew 0.7 share points versus the fourth quarter of 2011. PM USA believes that some of Marlboro Black’s 2012 retail share gains were driven by trial generating activities that are likely to moderate in 2013.

PM USA’s 2012 first quarter retail share increased 0.4 share points versus the prior-year period, reflecting discount share gains by L&M and share gains on Marlboro, partially offset by share losses on other portfolio brands. On a sequential basis, PM USA’s 2012 first-quarter retail share increased 0.6 share points versus the fourth quarter of 2011 driven by Marlboro’s retail share performance, partially offset by a 0.1 share point loss on Other premium brands.

During the first quarter of 2012, PM USA announced a new Marlboro architecture that it plans to support with brand-building initiatives and equity-enhancing products and programs throughout 2012 and 2013. Building upon PM USA’s 2011 launch of Marlboro Black in non-menthol and menthol varieties in bold, modern packaging, PM USA plans to introduce Marlboro EIGHTY-THREES Box in the Marlboro Red family during the second quarter of 2012. Marlboro EIGHTY-THREES Box provides classic Marlboro flavor in modern, updated packaging.

In the machine-made large cigars category, Black & Mild’s 2012 first-quarter retail share increased 1.4 share points to 30.7% as the brand continued to benefit from new products that were introduced in 2011, including Black & Mild Classic, Sweets and Wine untipped cigarillo varieties.

Smokeless Products Segment

For the three months ended March 31, 2012, the smokeless products segment operating companies income was impacted by costs associated with the 2011 Cost Reduction Program. During the first quarter of 2012, the segment delivered combined retail share gains for Copenhagen and Skoal.

The following table summarizes smokeless products segment volume performance:

	Shipment Volume For the Three Months Ended March 31,
	2012	2011	Change
	(cans and packs in millions)
Copenhagen	85.9	81.4	5.5%
Skoal	64.6	76.0	(15.0)%

Copenhagen and Skoal	150.5	157.4	(4.4)%
Other	19.4	26.3	(26.2)%

Total smokeless products	169.9	183.7	(7.5)%

Volume includes cans and packs sold, as well as promotional units, but excludes international volume, which is not material to the smokeless products segment. Other includes certain USSTC and PM USA smokeless products. New types of smokeless products, as well as new packaging configurations of existing smokeless products, may or may not be equivalent to existing moist smokeless tobacco (“MST”) products on a can for can basis. To calculate volumes of cans and packs shipped, USSTC and PM USA have assumed that one pack of snus, irrespective of the number of pouches in the pack, is equivalent to one can of MST.

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share For the Three Months Ended March 31,
	2012	2011	Percentage Point Change
Copenhagen	27.8%	25.1%	2.7
Skoal	22.5	22.9	(0.4)

Copenhagen and Skoal	50.3	48.0	2.3
Other	5.2	6.5	(1.3)

Total smokeless products	55.5%	54.5%	1.0

Other includes certain USSTC and PM USA smokeless products. New types of smokeless products, as well as new packaging configuration of existing smokeless products, may or may not be equivalent to existing MST products on a can for can basis. USSTC and PM USA have made the following assumptions for calculating retail share: one pack of snus, irrespective of the number of pouches in the pack, is equivalent to one can of MST; and all other products are considered to be equivalent on a can for can basis.

Smokeless products segment retail share performance is based on data from the SymphonyIRI InfoScan Smokeless Tobacco Database for Food, Drug, Mass Merchandisers (excluding Wal-Mart) and Convenience trade classes (“InfoScan Smokeless Tobacco Database”), which tracks smokeless products market share performance based on the number of cans and packs sold. Smokeless products is defined by SymphonyIRI as moist smokeless and spit-less tobacco products. It is SymphonyIRI’s standard practice to periodically refresh its InfoScan syndicated services, which could restate retail share results that were previously released.

SymphonyIRI performed a restatement of its InfoScan Smokeless Tobacco Database in the second quarter of 2011. As a result of the InfoScan Smokeless Tobacco Database restatement, USSTC and PM USA’s previously released retail share results for smokeless products for the first quarter of 2011 were restated and are reflected in the table above.

USSTC and PM USA executed the following pricing actions during 2011:

•	Effective May 22, 2011, USSTC increased the list price on its MST brands by $0.10 per can and Skoal Snus by $0.31 per can.

•	Effective May 18, 2011, PM USA increased the list price on Marlboro Snus tins by $0.31 per tin.

Net revenues, which include excise taxes billed to customers, were essentially unchanged, as higher pricing, which includes lower promotional allowances, were offset by lower shipment volume.

Operating companies income was essentially unchanged as lower volume ($29 million) and higher asset, impairment, exit and implementation costs related to the 2011 Cost Reduction Program ($19 million) were offset by higher pricing ($28 million), which includes lower promotional allowances, lower manufacturing costs ($12 million) and lower marketing, administration and research costs reflecting cost reduction initiatives.

USSTC and PM USA’s 2012 first-quarter combined domestic smokeless products reported shipment volume decreased 7.5% due primarily to changes in trade inventories and the timing of new products. Copenhagen’s 2012 first-quarter volume grew 5.5% as the brand continued to benefit from momentum from products introduced in recent years. Skoal’s 2012 first-quarter volume declined 15.0% due to the timing of new product introductions, which included the national launch of Skoal X-TRA and Skoal Snus in the first quarter of 2011, as well as the impact of seven Skoal stock keeping units (“SKUs”) that were de-listed in the second quarter of 2011. Other portfolio brands’ volume declined 26.2% due primarily to Marlboro Snus, which had lower levels of promotional support and was also impacted by the mix shift to tins with fifteen pouches. While adjusted smokeless products volume is difficult to estimate on a quarterly basis, USSTC and PM USA believe that their combined 2012 first-quarter adjusted domestic smokeless products shipment volume grew ahead of recent category volume trends due to strong 2012 first-quarter retail share gains. USSTC and PM USA believe that the smokeless category’s volume grew at an estimated rate of approximately 5% over the twelve months ending March 31, 2012.

USSTC and PM USA’s 2012 first-quarter combined retail share increased 1.0 share point as Copenhagen’s share gains were partially offset by share losses on Other portfolio brands, and Skoal. Copenhagen and Skoal’s 2012 first-quarter combined retail share increased 2.3 share points.

Copenhagen’s 2012 first-quarter retail share grew 2.7 share points as the brand continued to benefit from new products introduced over the past several years. On a sequential basis, Skoal’s 2012 first-quarter retail share was unchanged versus the fourth quarter of 2011. Skoal’s 2012 first-quarter retail share declined 0.4 share points versus the prior-year period, as share losses, which included the impact of the 2011 second-quarter de-listing of seven SKUs, were partially offset by share gains on its Skoal X-TRA products that were introduced in the first quarter of 2011. Share losses from de-listed products will continue to impact Skoal’s retail share comparisons through the first half of 2012.

Wine Segment

Business Environment

Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle and Columbia Crest, and owns wineries in or distributes wines from several other wine regions. As discussed in Note 10, Ste. Michelle holds an 85% ownership interest in Michelle-Antinori, LLC, which owns Stag’s Leap Wine Cellars in Napa Valley. Ste. Michelle also owns Conn Creek in Napa Valley and Erath in Oregon. In addition, Ste. Michelle distributes Antinori and Villa Maria Estate wines and Champagne Nicolas Feuillatte in the United States. Key elements of Ste. Michelle’s strategy are expanded domestic distribution of its wines, especially in certain account categories such as restaurants, wholesale clubs, supermarkets, wine shops and mass merchandisers, and a focus on improving product mix to higher-priced premium products.

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

Operating Results

Ste. Michelle delivered higher financial and volume results for the three months ended March 31, 2012 as it continued to focus on improving its premium product mix.

The following discussion compares wine segment results for the three months ended March 31, 2012, with the three months ended March 31, 2011.

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Net revenues	$113	$101

Operating companies income	$15	$12

The following table summarizes wine segment case shipment volume performance:

	Shipment Volume For the Three Months Ended March 31,
	2012	2011	Change*
	(cases in thousands)
Chateau Ste. Michelle	528	515	2.6%
Columbia Crest	341	422	(19.1)%
Other	669	506	32.1%

Total wine	1,538	1,443	6.6%

* Percent volume change calculation is based on units to the nearest hundred.

Net revenues, which include excise taxes billed to customers, increased $12 million (11.9%) due primarily to higher premium shipment volume.

Operating companies income increased $3 million (25.0%) due primarily to higher volume and 2011 UST acquisition-related costs, partially offset by higher costs for select vintages, and costs related to an expansion of the sales force.

For the three months ended March 31, 2012, Ste. Michelle’s wine shipment volume increased 6.6% versus the prior-year period due primarily to the national expansion of select wines into off-premise channels.

Financial Services Segment

Business Environment

In 2003, PMCC ceased making new investments and began focusing exclusively on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold. During the three months ended March 31, 2012 and 2011, proceeds from asset management activities totaled $303 million and $4 million, respectively, and gains included in operating companies income totaled $41 million for the three months ended March 31, 2012.

PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. In connection with the bankruptcy filing of American Airlines, Inc. (“American”), on February 10, 2012, American filed a motion to reject the leases for nine of the 28 aircraft under lease, which resulted in a $23 million write-off of the related investment in finance lease balance against PMCC’s allowance for losses. PMCC believes that, as of March 31, 2012, the allowance for losses of $204 million is adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may have to increase its allowance for losses if such conditions worsen. With the exception of American, all PMCC lessees were current on their lease payment obligations as of March 31, 2012. For further discussion of finance assets, see Note 8. Finance Assets, net to the condensed consolidated financial statements.

Operating Results

The following discussion compares financial services segment results for the three months ended March 31, 2012, with the three months ended March 31, 2011.

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Net revenues	$54	$20

Operating companies income	$52	$21

PMCC’s net revenues and operating companies income for the three months ended March 31, 2012 increased $34 million (100+%) and $31 million (100+%), respectively, versus the prior-year period, due primarily to gains on asset sales in the first quarter of 2012.

See Note 10 for a discussion of the Internal Revenue Service’s (“IRS”) disallowance of certain tax benefits pertaining to several PMCC leveraged lease transactions.

Financial Review

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the first quarter of 2012 was $1.8 billion compared with $2.1 billion during the first quarter of 2011. This decrease was due primarily to a higher voluntary contribution made to Altria Group, Inc.’s pension plans during the first quarter of 2012 ($500 million) versus the first quarter of 2011 ($200 million).

Altria Group, Inc. had a working capital deficit at March 31, 2012 and December 31, 2011. Altria Group, Inc.’s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section.

Net Cash Provided by (Used in) Investing Activities

During the first quarter of 2012, net cash provided by investing activities was $287 million compared with net cash used in investing activities of $8 million during the first quarter of 2011. This change was due primarily to higher proceeds from finance asset sales in the first quarter of 2012.

Net Cash Used in Financing Activities

During the first quarter of 2012, net cash used in financing activities was $1.2 billion compared with $936 million during the first quarter of 2011. This increase was due primarily to Altria Group, Inc.’s repurchases of its common stock pursuant to its October 2011 $1.0 billion share repurchase program and a higher dividend rate during the first quarter of 2012.

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

At March 31, 2012, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s	P-2	Baa1	Stable
Standard & Poor’s	A-2	BBB	Stable
Fitch	F2	BBB+	Stable

Credit Lines – From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. As of and during the three months ended March 31, 2012 and 2011, Altria Group, Inc. had no short-term borrowings.

At March 31, 2012, Altria Group, Inc. had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires on June 30, 2016. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage equal to Altria Group, Inc.’s credit default swap spread subject to certain minimum rates and maximum rates based on the higher of the rating of Altria Group, Inc.’s long-term senior unsecured debt from Standard & Poor’s and Moody’s. The applicable minimum and maximum rates based on Altria Group, Inc.’s long-term senior unsecured debt ratings at March 31, 2012 for borrowings under the Credit Agreement are 0.75% and 1.75%, respectively. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At March 31, 2012, the credit line available to Altria Group, Inc. was $3.0 billion.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated EBITDA of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At March 31, 2012, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.8 to 1.0 and 6.4 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.

Any commercial paper issued by Altria Group, Inc. and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 11. Condensed Consolidating Financial Information to the condensed consolidated financial statements (“Note 11”).

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

Debt – At March 31, 2012 and December 31, 2011, Altria Group, Inc.’s total debt, all of which is consumer products debt, was $13.7 billion.

Guarantees and Redeemable Noncontrolling Interest – As discussed in Note 10, Altria Group, Inc. had guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at March 31, 2012. In addition, as discussed in Note 11, PM USA has issued guarantees related to Altria Group, Inc.’s indebtedness.

Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation – As discussed previously and in Note 10, PM USA has entered into State Settlement Agreements with the states and territories of the United States. PM USA also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA’s obligations under this trust expired on December 15, 2010 (these obligations had been offset by the obligations imposed on PM USA by the FETRA, which expires in 2014). USSTC and Middleton are also subject to obligations imposed by FETRA. In addition, in June 2009, PM USA and a subsidiary of USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. The State Settlement Agreements, FETRA, and the FDA user fees call for payments that are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.’s subsidiaries recorded approximately $1.2 billion of charges to cost of sales for each of the three months ended March 31, 2012 and 2011.

Based on current agreements, 2011 market share, and historical annual industry volume decline rates, the estimated amounts that Altria Group, Inc.’s subsidiaries may charge to cost of sales for these payments will approximate $5 billion in 2012 and each year thereafter.

The estimated amounts due under the State Settlement Agreements and FETRA charged to cost of sales in each year would generally be paid in the following year. The amounts charged to cost of sales for the FDA user fees are generally paid in the quarter in which the fees are incurred. As previously stated, the payments due under the terms of the State Settlement Agreements, FETRA and FDA user fees are subject to adjustment for several factors, including volume, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. Future payment amounts are estimates, and actual amounts will differ as underlying assumptions differ from actual future results. See Note 10 for a discussion of proceedings that may result in a downward adjustment of amounts paid under State Settlement Agreements for the years 2003 to 2011.

Litigation Escrow Deposits – With respect to certain adverse verdicts currently on appeal, as of March 31, 2012, PM USA has posted various forms of security totaling approximately $49 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheet.

Although litigation is subject to uncertainty and could result in material adverse consequences for the financial condition, cash flows or results of operations of PM USA, UST or Altria Group, Inc. in a particular fiscal quarter or fiscal year as more fully disclosed in Note 10 and in Cautionary Factors That May Affect Future Results, management expects cash flow from operations, together with Altria Group, Inc.’s access to capital markets, to provide sufficient liquidity to meet ongoing business needs.

Leases – PMCC’s investment in leases is included in the line item finance assets, net, on the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011. At March 31, 2012, PMCC’s net finance receivables of approximately $3.2 billion in leveraged leases, which is included in finance assets, net on Altria Group, Inc.’s condensed consolidated balance sheet, consisted of rents receivable ($9.6 billion) and the residual value of assets under lease ($1.2 billion), reduced by third-party nonrecourse debt ($6.1 billion) and unearned income ($1.5 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. The third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, at March 31, 2012, also included net finance receivables for direct finance leases ($0.2 billion) and an allowance for losses ($0.2 billion).

See Note 10 for a discussion of the IRS’s disallowance of certain tax benefits pertaining to several PMCC leveraged lease transactions.

Equity and Dividends

On January 25, 2012, Altria Group, Inc. granted 1.7 million shares of restricted and deferred stock to eligible employees. Restrictions on these shares lapse in the first quarter of 2015. The market value per share was $28.47 on the date of grant.

During the first quarter of 2012, 2.5 million shares of restricted and deferred stock vested. The total fair value of restricted and deferred stock vested during the first quarter of 2012 was $73 million. The weighted-average grant date fair value per share of these awards was $16.97.

Dividends paid in the first quarters of 2012 and 2011 were $838 million and $794 million, respectively, an increase of 5.5%, primarily reflecting a higher dividend rate. Altria Group, Inc. expects to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $1.64 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of Altria Group, Inc.’s Board of Directors.

In October 2011, Altria Group, Inc.’s Board of Directors authorized a $1.0 billion share repurchase program, which Altria Group, Inc. intends to complete by the end of 2012. During the first quarter of 2012, Altria Group, Inc. repurchased 9.9 million shares of its common stock under this share repurchase program at an aggregate cost of approximately $294 million, and an average price of $29.71 per share. As of March 31, 2012, Altria Group, Inc. repurchased a total of 21.7 million shares of its common stock under this program at an aggregate cost of $622 million, and an average price of $28.70 per share. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of Altria Group, Inc.’s Board of Directors.

Contingencies

See Note 10 for a discussion of contingencies.

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

is subject to uncertainty and significant challenges remain. It is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Altria Group, Inc. and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. Each of the companies has defended, and will continue to defend, vigorously against litigation challenges. However, Altria Group, Inc. and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria Group, Inc. to do so. See Note 10 and Exhibits 99.1 and 99.2 for a discussion of pending tobacco-related litigation.

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

Asset Impairment. We periodically calculate the fair value of our goodwill and other intangible assets to test for impairment. This calculation may be affected by several factors, including general economic conditions, regulatory developments, changes in category growth rates as a result of changing consumer preferences, success of planned new product introductions, competitive activity and tobacco-related taxes. If an impairment is determined to exist, we will incur impairment losses, which will reduce our earnings.

IRS Challenges to PMCC Leases. The IRS has challenged and is expected to further challenge the tax treatment of certain of PMCC’s leveraged leases. As discussed in Note 10, should Altria Group, Inc. not prevail in any one or more of these matters, Altria Group, Inc. will have to accelerate the payment of significant amounts of federal and state income tax and pay associated interest costs and penalties, if imposed. In the second quarter of 2011, Altria Group, Inc. recorded the PMCC Leveraged Lease Charge, which is discussed in Note 10. The PMCC Leveraged Lease Charge excludes potential penalties because Altria Group, Inc. believes that it met the applicable standards to avoid any associated penalties at the time it claimed the deductions on its tax returns.

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

Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Report on Form 10-K for the year ended December 31, 2011. Other than as set forth in Part I – Item 2. of this Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2011, Altria Group, Inc.’s Board of Directors authorized a $1.0 billion share repurchase program, which Altria Group, Inc. intends to complete by the end of 2012. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of Altria Group, Inc.’s Board of Directors.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended March 31, 2012, was as follows:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period
January 1—31, 2012	370,103	$28.43	12,050,000	$664,365,937
February 1—29, 2012	5,868,427	$29.20	16,980,000	$520,330,216
March 1—31, 2012	4,721,852	$30.31	21,670,000	$378,171,525

For the quarter ended March 31, 2012	10,960,382	$29.65

(1)

The total number of shares purchased include (i) shares purchased under Altria Group, Inc.’s October 2011 $1.0 billion share repurchase program (which totaled 290,000 shares in January, 4,930,000 shares in February and 4,690,000 shares in March) and (ii) shares tendered to Altria Group, Inc. by employees who vested in restricted and deferred stock and used shares to pay all, or a portion of the related taxes, and forfeitures of restricted stock for which consideration was paid in connection with termination of employment of certain employees (which totaled 80,103 shares in January, 938,427 shares in February and 31,852 shares in March).

(2)	Aggregate number of shares repurchased under the October 2011 $1 billion share repurchase program as of the end of the period presented.

Item 6.	Exhibits.

3.1	Amended and Restated By-laws of Altria Group, Inc., effective February 29, 2012 (incorporated by reference to Exhibit 3.1 to Altria Group, Inc.’s Current Report on Form 8-K filed on February 29, 2012).

10.1	Supplemental Management Employees’ Retirement Plan of Altria Group, Inc., effective as of October 1, 1987, as amended and in effect as of January 1, 2012.

10.2	Stock Compensation Plan for Non-Employee Directors, as amended and restated effective February 29, 2012 (incorporated by reference to Exhibit 10.1 to Altria Group, Inc.’s Current Report on Form 8-K filed on February 29, 2012).

10.3	Consulting Agreement between Altria Group, Inc. and Michael E. Szymanczyk, dated January 26, 2012 (incorporated by reference to Exhibit 10.1 to Item 5.02 of Altria Group, Inc.’s Current Report on Form 8-K submitted on January 27, 2012).

10.4	Amendment to Restricted Stock Agreement, dated January 26, 2010 and Restricted Stock Agreement, dated April 23, 2008, each between Altria Group, Inc. and Michael E. Szymanczyk (incorporated by reference to Exhibit 10.2 to Item 5.02 of Altria Group, Inc.’s Current Report on Form 8-K submitted on January 27, 2012).

10.5	Agreement and General Release between Altria Group, Inc. and Michael E. Szymanczyk, dated January 26, 2012 (incorporated by reference to Exhibit 10.3 to Item 5.02 of Altria Group, Inc.’s Current Report on Form 8-K submitted on January 27, 2012).

10.6	Form of Restricted Stock Agreement, dated as of January 25, 2012 (incorporated by reference to Exhibit 10.4 to Item 5.02 of Altria Group, Inc.’s Current Report on Form 8-K submitted on January 27, 2012).

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

99.3	Definitions of Terms Related to Financial Covenants included in Altria Group, Inc.’s 5-year Revolving Credit Agreement dated as of June 30, 2011 (incorporated by reference to Exhibit 99.3 to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIA GROUP, INC.

/s/ HOWARD A. WILLARD III
Howard A. Willard III
Executive Vice President and
Chief Financial Officer
April 26, 2012