Form 10-Q
period 2012-06-30
ALTRIA GROUP, INC.
filed 2012-07-26
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
At July 16, 2012, there were 2,032,833,474 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Consumer products
Cash and cash equivalents	$1,528	$3,270
Receivables	256	268
Inventories:
Leaf tobacco	799	934
Other raw materials	184	170
Work in process	269	316
Finished product	432	359
	1,684	1,779
Deferred income taxes	1,207	1,207
Other current assets	468	607
Total current assets	5,143	7,131
Property, plant and equipment, at cost	4,750	4,728
Less accumulated depreciation	2,619	2,512
	2,131	2,216
Goodwill	5,174	5,174
Other intangible assets, net	12,088	12,098
Investment in SABMiller	6,486	5,509
Other assets	472	1,257
Total consumer products assets	31,494	33,385
Financial services
Finance assets, net	3,012	3,559
Other assets	41	18
Total financial services assets	3,053	3,577
Total Assets	$34,547	$36,962

See notes to condensed consolidated financial statements.
Continued

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	June 30, 2012	December 31, 2011
Liabilities
Consumer products
Current portion of long-term debt	$600	$600
Accounts payable	335	503
Accrued liabilities:
Marketing	581	430
Taxes, except income taxes	218	220
Employment costs	110	225
Settlement charges	2,184	3,513
Other	1,217	1,311
Dividends payable	836	841
Total current liabilities	6,081	7,643
Long-term debt	13,089	13,089
Deferred income taxes	5,074	4,751
Accrued pension costs	1,139	1,662
Accrued postretirement health care costs	2,367	2,359
Other liabilities	606	602
Total consumer products liabilities	28,356	30,106
Financial services
Deferred income taxes	1,764	2,811
Other liabilities	119	330
Total financial services liabilities	1,883	3,141
Total liabilities	30,239	33,247
Contingencies (Note 11)
Redeemable noncontrolling interest	33	32
Stockholders' Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,647	5,674
Earnings reinvested in the business	24,334	23,583
Accumulated other comprehensive losses	(1,674)	(1,887)
Cost of repurchased stock (773,116,613 shares in 2012 and 761,542,032 shares in 2011)	(24,969)	(24,625)
Total stockholders’ equity attributable to Altria Group, Inc.	4,273	3,680
Noncontrolling interests	2	3
Total stockholders’ equity	4,275	3,683
Total Liabilities and Stockholders’ Equity	$34,547	$36,962
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Net revenues	$12,134	$11,563
Cost of sales	3,878	3,825
Excise taxes on products	3,560	3,618
Gross profit	4,696	4,120
Marketing, administration and research costs	1,130	1,272
Asset impairment and exit costs	37	3
Amortization of intangibles	10	11
Operating income	3,519	2,834
Interest and other debt expense, net	586	572
Earnings from equity investment in SABMiller	(743)	(344)
Earnings before income taxes	3,676	2,606
Provision for income taxes	1,255	1,224
Net earnings	2,421	1,382
Net earnings attributable to noncontrolling interests	(1)	(1)
Net earnings attributable to Altria Group, Inc.	$2,420	$1,381
Per share data:
Basic earnings per share attributable to Altria Group, Inc.	$1.19	$0.66
Diluted earnings per share attributable to Altria Group, Inc.	$1.19	$0.66
Dividends declared	$0.82	$0.76

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2012	2011
Net revenues	$6,487	$5,920
Cost of sales	2,086	2,030
Excise taxes on products	1,907	1,918
Gross profit	2,494	1,972
Marketing, administration and research costs	596	671
Asset impairment and exit costs	16	1
Amortization of intangibles	5	5
Operating income	1,877	1,295
Interest and other debt expense, net	293	294
Earnings from equity investment in SABMiller	(223)	(155)
Earnings before income taxes	1,807	1,156
Provision for income taxes	581	712
Net earnings	1,226	444
Net earnings attributable to noncontrolling interests	(1)	—
Net earnings attributable to Altria Group, Inc.	$1,225	$444
Per share data:
Basic earnings per share attributable to Altria Group, Inc.	$0.60	$0.21
Diluted earnings per share attributable to Altria Group, Inc.	$0.60	$0.21
Dividends declared	$0.41	$0.38

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Net earnings	$2,421	$1,382
Other comprehensive earnings, net of deferred income taxes:
Currency translation adjustments	—	1
Benefit plans:
Amounts reclassified to net earnings	61	64

SABMiller:
Ownership share of SABMiller's other comprehensive earnings before reclassifications to net earnings	154	135
Amounts reclassified to net earnings	(2)	5
	152	140
Other comprehensive earnings, net of deferred income taxes	213	205

Comprehensive earnings	2,634	1,587
Comprehensive earnings attributable to noncontrolling interests	(1)	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$2,633	$1,586

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,
	2012	2011
Net earnings	$1,226	$444
Other comprehensive earnings, net of deferred income taxes:
Currency translation adjustments	—	1
Benefit plans:
Amounts reclassified to net earnings	39	32

SABMiller:
Ownership share of SABMiller's other comprehensive (losses) earnings before reclassifications to net earnings	(23)	78
Amounts reclassified to net earnings	(5)	1
	(28)	79
Other comprehensive earnings, net of deferred income taxes	11	112

Comprehensive earnings	1,237	556
Comprehensive earnings attributable to noncontrolling interests	(1)	—
Comprehensive earnings attributable to Altria Group, Inc.	$1,236	$556

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Year Ended December 31, 2011 and
the Six Months Ended June 30, 2012
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2010	$935	$5,751	$23,459	$(1,484)	$(23,469)	$3	$5,195

Net earnings (1)	—	—	3,390	—	—	1	3,391
Other comprehensive losses, net of deferred income tax benefit	—	—	—	(403)	—	—	(403)
Exercise of stock options and other stock award activity	—	(77)	—	—	171	—	94
Cash dividends declared ($1.58 per share)	—	—	(3,266)	—	—	—	(3,266)
Repurchases of common stock	—	—	—	—	(1,327)	—	(1,327)
Other	—	—	—	—	—	(1)	(1)
Balances, December 31, 2011	935	5,674	23,583	(1,887)	(24,625)	3	3,683
Net earnings (1)	—	—	2,420	—	—	—	2,420
Other comprehensive earnings, net of deferred income taxes	—	—	—	213	—	—	213
Exercise of stock options and other stock award activity	—	(27)	—	—	16	—	(11)
Cash dividends declared ($0.82 per share)	—	—	(1,669)	—	—	—	(1,669)
Repurchases of common stock	—	—	—	—	(360)	—	(360)
Other	—	—	—	—	—	(1)	(1)
Balances, June 30, 2012	$935	$5,647	$24,334	$(1,674)	$(24,969)	$2	$4,275

(1)
Net earnings attributable to noncontrolling interests for the six months ended June 30, 2012 and for the year ended December 31, 2011 exclude $1 million and $2 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section in the condensed consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively. See Note 11.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash Provided by (Used In) Operating Activities
Net earnings (loss) - Consumer products	$2,311	$1,962
- Financial services	110	(580)
Net earnings	2,421	1,382
Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	113	121
Deferred income tax provision	299	132
Earnings from equity investment in SABMiller	(743)	(344)
Asset impairment and exit costs, net of cash paid	(34)	(24)
IRS payment related to LILO and SILO transactions	(456)	—
Cash effects of changes:
Receivables, net	2	(12)
Inventories	95	130
Accounts payable	(64)	(94)
Income taxes	(251)	5
Accrued liabilities and other current assets	58	58
Accrued settlement charges	(1,329)	(1,398)
Pension plan contributions	(514)	(209)
Pension provisions and postretirement, net	85	122
Other	90	121
Financial services
Deferred income tax benefit	(1,270)	(529)
PMCC leveraged lease charges	7	490
Decrease to allowance for losses	(10)	—
Other liabilities (income taxes)	1,437	505
Other	(21)	23
Net cash (used in) provided by operating activities	(85)	479
See notes to condensed consolidated financial statements.
Continued

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash Provided by (Used In) Investing Activities
Consumer products
Capital expenditures	$(39)	$(40)
Other	(3)	1
Financial services
Proceeds from finance assets	552	129
Net cash provided by investing activities	510	90
Cash Provided by (Used In) Financing Activities
Consumer products
Long-term debt issued	—	1,494
Repurchases of common stock	(360)	(575)
Dividends paid on common stock	(1,674)	(1,589)
Issuances of common stock	—	29
Financing fees and debt issuance costs	—	(23)
Other	(133)	(155)
Net cash used in financing activities	(2,167)	(819)
Cash and cash equivalents:
Decrease	(1,742)	(250)
Balance at beginning of period	3,270	2,314
Balance at end of period	$1,528	$2,064
See notes to condensed consolidated financial statements.

Note 1. Background and Basis of Presentation:

Background

At June 30, 2012, Altria Group, Inc.'s direct and indirect wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; John Middleton Co. ("Middleton"), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its direct and indirect wholly-owned subsidiaries including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless products and wine. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held an approximate 27.0% economic and voting interest in SABMiller plc (“SABMiller”) at June 30, 2012, which is accounted for under the equity method of accounting. Altria Group, Inc.'s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends. At June 30, 2012, Altria Group, Inc.'s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

Share Repurchases

In October 2011, Altria Group, Inc.'s Board of Directors authorized a $1.0 billion share repurchase program, which Altria Group, Inc. intends to complete by the end of 2012. During the six and three months ended June 30, 2012, Altria Group, Inc. repurchased 11.9 million shares (aggregate cost of approximately $360 million, and $30.16 average price per share) and 2.0 million shares (aggregate cost of approximately $66 million, and $32.37 average price per share), respectively. As of June 30, 2012, Altria Group, Inc. had repurchased a total of 23.7 million shares of its common stock under this program at an aggregate cost of approximately $688 million, and an average price of $29.01 per share. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of Altria Group, Inc.'s Board of Directors.

Basis of Presentation

The interim condensed consolidated financial statements of Altria Group, Inc. are unaudited. It is the opinion of Altria Group, Inc.'s management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Net revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in Altria Group, Inc.'s Annual Report to Shareholders and which are incorporated by reference into Altria Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011.

Balance sheet accounts are segregated by two broad types of businesses. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services assets and liabilities are unclassified, in accordance with respective industry practices.

During the second quarter of 2012, Altria Group, Inc. determined that it had not recorded in its financial statements for the three months ended March 31, 2012, its share of non-cash gains from its equity investment in SABMiller, relating to SABMiller's strategic alliance transactions with Anadolu Efes and Castel that were closed during the first quarter of 2012. Because Altria Group, Inc. did not record these gains, it understated by $342 million, $222 million and $0.11 earnings from equity investment in SABMiller, net earnings/comprehensive earnings, and diluted earnings per share attributable to Altria Group, Inc., respectively, for the three months ended March 31, 2012. Additionally, Altria Group, Inc. understated its investment in SABMiller, long-term liability for deferred income taxes and total stockholders' equity by $342 million, $120 million and $222 million, respectively, at March 31, 2012. There was no impact on net cash flows from operating, investing or financing activities for the three months ended March 31, 2012. Altria Group, Inc. assessed the materiality of

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

these understatements in accordance with the Securities and Exchange Commission's (“SEC”) Staff Accounting Bulletin No. 99 “Materiality” and determined that the impact was not material to Altria Group, Inc.'s financial statements as of and for the three months ended March 31, 2012. Accordingly, Altria Group, Inc. has determined that it is appropriate to revise its first quarter 2012 financial statements and has reflected this revision in the financial statements as of and for the six months ended June 30, 2012. Financial results for the three months ended March 31, 2012 reported in future filings will reflect this revision.

Altria Group, Inc.'s chief operating decision maker has been evaluating the operating results of the former cigarettes and cigars segments as a single smokeable products segment since January 1, 2012. The combination of these two formerly separate segments is related to the restructuring associated with the cost reduction program announced in October 2011 (the “2011 Cost Reduction Program”). Also, in connection with the 2011 Cost Reduction Program, effective January 1, 2012, Middleton became a wholly-owned subsidiary of PM USA, reflecting management's goal to achieve efficiencies in the management of these businesses. Effective with the first quarter of 2012, Altria Group, Inc.'s reportable segments are smokeable products, smokeless products, wine and financial services. For further discussion on the 2011 Cost Reduction Program, see Note 2. Asset Impairment, Exit, Implementation and Integration Costs.

Effective January 1, 2012, Altria Group, Inc. adopted new authoritative guidance that eliminated the option of presenting components of other comprehensive earnings as part of the statement of stockholders' equity. With the adoption of this guidance, Altria Group, Inc. is reporting other comprehensive earnings in separate statements immediately following the statements of earnings.

Note 2. Asset Impairment, Exit, Implementation and Integration Costs:

Pre-tax asset impairment, exit and implementation costs for the six and three months ended June 30, 2012 consisted of the following:

	For The Six Months Ended June 30, 2012			For The Three Months Ended June 30, 2012
	Asset Impairment and Exit Costs	Implementation (Gain) Costs	Total	Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
Smokeable products	$23	$(12)	$11	$16	$9	$25
Smokeless products	14	5	19	—	—	—
General corporate	—	(1)	(1)	—	—	—
Total	$37	$(8)	$29	$16	$9	$25

The asset impairment, exit and implementation costs shown in the table above are related to the 2011 Cost Reduction Program, which is discussed further below.

For the six and three months ended June 30, 2011, total pre-tax asset impairment and exit costs were $3 million and $1 million, respectively, all of which were reported in the smokeable products segment. In addition, total pre-tax integration costs of $2 million were reported in the smokeless products segment for both the six and three months ended June 30, 2011. There were no implementation costs incurred during the six months ended June 30, 2011.
The movement in the severance liability and details of asset impairment and exit costs for Altria Group, Inc. for the six months ended June 30, 2012 was as follows:

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Severance	Other	Total
	(in millions)
Severance liability balance, December 31, 2011	$156	$—	$156
Charges	—	37	37
Cash spent	(59)	(12)	(71)
Other	—	(25)	(25)
Severance liability balance, June 30, 2012	$97	$—	$97

2011 Cost Reduction Program: In October 2011, Altria Group, Inc. announced a new cost reduction program for its tobacco and service company subsidiaries, reflecting Altria Group, Inc.'s objective to reduce cigarette-related infrastructure ahead of PM USA's cigarette volume declines. As a result of this program, Altria Group, Inc. expects to incur total net pre-tax charges of approximately $300 million (concluding in 2012). The estimated net charges include employee separation costs of approximately $220 million and other net charges of approximately $80 million. These other net charges include lease termination and asset impairments, partially offset by a curtailment gain related to amendments made to an Altria Group, Inc. postretirement benefit plan. Substantially all of these charges will result in cash expenditures.

Implementation (gain) costs of ($8) million shown in the table above were recorded on Altria Group, Inc.'s condensed consolidated statement of earnings for the six months ended June 30, 2012, as follows: a net gain of $16 million, which included a $26 million curtailment gain related to amendments made to an Altria Group, Inc. postretirement benefit plan, was included in marketing, administration and research costs; and other costs of $8 million were included in cost of sales. For the three months ended June 30, 2012, implementation costs of $9 million shown in the table above were recorded in marketing, administration and research costs on Altria Group, Inc.'s condensed consolidated statement of earnings.

Total pre-tax charges, net, incurred since the inception of this program through June 30, 2012 were $253 million. Cash payments related to this program of $73 million and $41 million were made during the six and three months ended June 30, 2012, respectively, for total cash payments of $82 million since inception.

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Service cost	$40	$38	$20	$19
Interest cost	172	175	86	88
Expected return on plan assets	(221)	(211)	(110)	(105)
Amortization:
Net loss	112	86	56	43
Prior service cost	5	7	2	3
Net periodic pension cost	$108	$95	$54	$48

Employer Contributions

Altria Group, Inc. makes contributions to the extent that they are tax deductible and to pay benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service (“IRS”) regulations. On January 3, 2012, Altria Group, Inc. made a voluntary $500 million contribution to its pension plans. Additional employer contributions of $14 million were made to Altria Group, Inc.'s pension plans during the six months ended June 30, 2012. Currently, Altria Group, Inc. anticipates making additional employer contributions to its pension plans of approximately $20 million to $40 million during the remainder of 2012, based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Service cost	$11	$17	$6	$8
Interest cost	60	69	30	35
Amortization:
Net loss	24	19	12	10
Prior service credit	(23)	(11)	(12)	(6)
Curtailment gain	(26)	—	—	—
Net postretirement health care costs	$46	$94	$36	$47

The curtailment gain included in the table above is related to the 2011 Cost Reduction Program. For further information on this program, see Note 2. Asset Impairment, Exit, Implementation and Integration Costs.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4. Earnings from Equity Investment in SABMiller:
Pre-tax earnings from Altria Group, Inc.’s equity investment in SABMiller consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Equity earnings	$726	$333	$218	$148
Gains resulting from issuances of common stock by SABMiller	17	11	5	7
	$743	$344	$223	$155

Altria Group, Inc.'s equity earnings for the six months ended June 30, 2012, included its share of non-cash gains resulting from SABMiller's strategic alliance transactions with Anadolu Efes and Castel that were closed during the first quarter of 2012. For further discussion, see Note 1. Background and Basis of Presentation.
Note 5. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net earnings attributable to Altria Group, Inc.	$2,420	$1,381	$1,225	$444
Less: Distributed and undistributed earnings attributable to unvested restricted and deferred shares	(8)	(5)	(4)	(1)
Earnings for basic and diluted EPS	$2,412	$1,376	$1,221	$443

Weighted-average shares for basic and diluted EPS	2,030	2,080	2,027	2,076
As of February 29, 2012, there were no stock options outstanding. For the six and three months ended June 30, 2012 and 2011 computations, there were no antidilutive stock options.

Note 6. Other Comprehensive Earnings/Losses:
The following table sets forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

	Currency Translation Adjustments	Benefit Plans	SABMiller	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2010	$4	$(1,811)	$323	$(1,484)
Period change	(2)	(251)	(150)	(403)
Balances, December 31, 2011	2	(2,062)	173	(1,887)
Period change	—	61	152	213
Balances, June 30, 2012	$2	$(2,001)	$325	$(1,674)

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth deferred income tax expense (benefit) for the components of other comprehensive earnings for the six and three months ended June 30, 2012 and 2011.

	Currency Translation Adjustments	Benefit Plans	SABMiller	Total
	(in millions)

For the six months ended June 30, 2012	$—	$41	$81	$122
For the six months ended June 30, 2011	$—	$42	$75	$117

For the three months ended June 30, 2012	$—	$26	$(16)	$10
For the three months ended June 30, 2011	$—	$21	$43	$64

Note 7. Segment Reporting:

The products of Altria Group, Inc.'s consumer products subsidiaries include smokeable products comprised of cigarettes manufactured and sold by PM USA, and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; smokeless products manufactured and sold by or on behalf of USSTC and PM USA; and wine produced and/or distributed by Ste. Michelle. Another subsidiary of Altria Group, Inc., PMCC, maintains a portfolio of leveraged and direct finance leases. The products and services of these subsidiaries constitute Altria Group, Inc.'s reportable segments of smokeable products, smokeless products, wine and financial services.

As discussed in Note 1. Background and Basis of Presentation, beginning with the first quarter of 2012, Altria Group, Inc. has revised its reportable segments. Prior-period segment data have been recast to conform with the current-period segment presentation.

Altria Group, Inc.'s chief operating decision maker reviews operating companies income to evaluate the performance of and allocate resources to the segments. Operating companies income for the segments excludes general corporate expenses and amortization of intangibles. Interest and other debt expense, net (consumer products), and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by Altria Group, Inc.'s chief operating decision maker.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net revenues:
Smokeable products	$11,003	$11,001	$5,903	$5,858
Smokeless products	806	783	426	404
Wine	241	217	128	116
Financial services	84	(438)	30	(458)
Net revenues	$12,134	$11,563	$6,487	$5,920
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$3,079	$2,952	$1,640	$1,583
Smokeless products	432	415	240	222
Wine	37	31	22	19
Financial services	87	(442)	35	(463)
Amortization of intangibles	(10)	(11)	(5)	(5)
General corporate expenses	(106)	(111)	(55)	(61)
Operating income	3,519	2,834	1,877	1,295
Interest and other debt expense, net	(586)	(572)	(293)	(294)
Earnings from equity investment in SABMiller	743	344	223	155
Earnings before income taxes	$3,676	$2,606	$1,807	$1,156

Items affecting the comparability of net revenues and/or operating companies income (loss) for the segments were as follows:

PMCC Leveraged Lease Benefit / Charge - During the second quarter of 2012, Altria Group, Inc. recorded a one-time net earnings benefit of $68 million as a result of the execution of a closing agreement (the “Closing Agreement”) with the IRS that conclusively resolved the federal income tax treatment for all prior and future tax years of certain leveraged lease transactions entered into by PMCC. Included in this net benefit was a pre-tax charge of $7 million that was recorded as a decrease to PMCC's net revenues and operating companies income. During the second quarter of 2011, Altria Group, Inc. recorded a charge of $627 million related to the federal income tax treatment of these transactions (the "PMCC Leveraged Lease Charge"). Included in this charge was a pre-tax charge of $490 million that was recorded as a decrease to PMCC's net revenues and operating companies income. (See Note 8. Finance Assets, net, Note 10. Income Taxes and Note 11. Contingencies for further discussion of this matter).

PMCC Allowance for Losses - During the second quarter of 2012, PMCC decreased its allowance for losses by $10 million, based on management's assessment of the credit quality and size of PMCC's leasing portfolio. (See Note 8. Finance Assets, net).

Tobacco and Health Judgments - For the six and three months ended June 30, 2012 and 2011, Altria Group, Inc. recorded net pre-tax charges of $1 million and $36 million (excluding accrued interest), respectively, related to certain tobacco and health judgments. These charges are reflected in the smokeable products segment. See Note 11. Contingencies.

Asset Impairment, Exit, Implementation and Integration Costs - See Note 2. Asset Impairment, Exit, Implementation and Integration Costs for a breakdown of these costs by segment.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8. Finance Assets, net:

At June 30, 2012, finance assets, net, of $3,012 million were comprised of investments in finance leases of $3,171 million and an other receivable of $29 million, reduced by the allowance for losses of $188 million. At December 31, 2011, finance assets, net, of $3,559 million were comprised of investments in finance leases of $3,786 million, reduced by the allowance for losses of $227 million.

PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. During the second quarter of 2012, PMCC determined that its allowance for losses exceeded the amount required based on its assessment of the credit quality and size of the leasing portfolio. As a result, the allowance for losses was reduced by $10 million, which was recorded as income during the second quarter of 2012. PMCC believes that, as of June 30, 2012, the allowance for losses of $188 million is adequate. PMCC continues to monitor economic and credit conditions and the individual situations of its lessees and their respective industries, and may have to increase its allowance for losses if such conditions worsen.
The activity in the allowance for losses on finance assets for the six months ended June 30, 2012, and 2011 was as follows:

	For the Six Months Ended June 30,
	2012	2011
	(in millions)
Balance at beginning of the year	$227	$202
Decrease to allowance	(10)	—
Amounts written-off	(29)	—
Balance at June 30	$188	$202

PMCC had 28 aircraft on lease to American Airlines, Inc. (“American”), on November 29, 2011 when American filed for bankruptcy. As of the date of the bankruptcy filing, PMCC stopped recording income on its $140 million investment in finance leases from American. In the first quarter of 2012, American filed a motion to reject the leases for nine of the 28 aircraft under lease, which resulted in a $23 million write-off of the related investment in finance lease balance against PMCC's allowance for losses. Deferred taxes of approximately $12 million is subject to acceleration upon foreclosure of the leases rejected in the first quarter of 2012. During the second quarter of 2012, as a result of the early termination of one aircraft lease, PMCC wrote-off an additional $6 million against PMCC's allowance for losses. On July 19, 2012, the bankruptcy court approved an agreement for PMCC to sell its interest in 10 aircraft leases back to American, which will result in a $60 million write-off of the related investment in finance lease balance against PMCC's allowance for losses in the third quarter of 2012. As a result of the sale of these leases, deferred taxes of $10 million will be accelerated in the third quarter of 2012. The remaining leases could be rejected or restructured, which would result in a write-off of the related investment in finance lease balance against PMCC's allowance for losses.

With the exception of American, all PMCC lessees were current on their lease payment obligations as of June 30, 2012.
The credit quality of PMCC’s investments in finance assets as assigned by Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”) at June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
	(in millions)
Credit Rating by Standard & Poor’s/Moody’s:
“AAA/Aaa” to “A-/A3”	$1,283	$1,570
“BBB+/Baa1” to “BBB-/Baa3”	985	1,080
“BB+/Ba1” and Lower	932	1,136
Total	$3,200	$3,786

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On May 22, 2012, Altria Group, Inc. entered into the Closing Agreement with the IRS that conclusively resolved the federal income tax treatment for all prior and future tax years of certain leveraged lease transactions entered into by PMCC. As a result of the Closing Agreement, Altria Group, Inc. recorded a one-time net earnings benefit of $68 million during the second quarter of 2012 due primarily to lower than estimated interest on tax underpayments.

During the second quarter of 2011, Altria Group, Inc. recorded the PMCC Leveraged Lease Charge. Approximately 50% of the charge ($315 million) represented a reduction in cumulative lease earnings recorded to date that will be recaptured over the remainder of the affected lease terms. The remaining portion of the charge ($312 million) primarily represented a permanent charge for interest on tax underpayments.

For the six and three months ended, June 30, 2012 and 2011, the PMCC leveraged lease (benefit) charge was recorded in Altria Group, Inc.'s condensed consolidated statements of earnings as follows:

	For the Six and Three Months Ended June 30, 2012			For the Six and Three Months Ended June 30, 2011
	Net Revenues	Benefit for Income Taxes	Total	Net Revenues	(Benefit) Provision for Income Taxes	Total
	(in millions)
Reduction to cumulative lease earnings	$7	$(2)	$5	$490	$(175)	$315
Interest on tax underpayments	—	(73)	(73)	—	312	312
Total	$7	$(75)	$(68)	$490	$137	$627

See Note 10. Income Taxes and Note 11. Contingencies for a further discussion of the Closing Agreement and the PMCC leveraged lease benefit/charge.
Note 9. Debt:
At June 30, 2012 and December 31, 2011, Altria Group, Inc. had no short-term borrowings.

In July 2012, UST senior notes of $600 million matured and were repaid.

Altria Group, Inc.'s estimate of the fair value of its debt is based on observable market information derived from a third party pricing source and is classified in level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.'s total long-term debt at June 30, 2012 and December 31, 2011, was $18.2 billion and $17.7 billion, respectively, as compared with its carrying value of $13.7 billion for each period.

Note 10. Income Taxes:

The income tax rate of 34.1% for the six months ended June 30, 2012 decreased 12.9 percentage points from 47.0% for the six months ended June 30, 2011. The income tax rate of 32.2% for the three months ended June 30, 2012 decreased 29.4 percentage points from 61.6% for the three months ended June 30, 2011. The decreases in the income tax rates were due primarily to a $312 million charge that primarily represents interest on tax underpayments associated with the PMCC Leveraged Lease Charge which was recorded during the second quarter of 2011. The decreases in the income tax rates were further impacted by a $73 million interest benefit, recorded during the second quarter of 2012 resulting primarily from lower than estimated interest on tax underpayments related to the Closing Agreement with the IRS.

As a result of the Closing Agreement, on June 15, 2012, Altria Group, Inc. paid $456 million in federal income taxes and related estimated interest on tax underpayments. Altria Group, Inc. also expects to pay approximately $50 million in state taxes and related estimated interest during the second half of 2012. The tax component of these payments represents an acceleration of federal and state income taxes that Altria Group, Inc. would have otherwise paid over the lease terms of these transactions.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

See Note 8. Finance Assets, net and Note 11. Contingencies for further discussion of the Closing Agreement and the PMCC leveraged lease benefit/charge.

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

Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 44 states and Puerto Rico now limit the dollar amount of bonds or require no bond at all. As discussed below, however, tobacco litigation plaintiffs have challenged the constitutionality of Florida's bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.

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
Claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

personal injury brought on behalf of individual plaintiffs; (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, including cases in which the aggregated claims of a number of individual plaintiffs are to be tried in a single proceeding; (iii) health care cost recovery cases brought by governmental (both domestic and foreign) plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits; (iv) class action suits alleging that the uses of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law fraud or violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"); and (v) other tobacco-related litigation described below. Plaintiffs' theories of recovery and the defenses raised in pending smoking and health, health care cost recovery and "Lights/Ultra Lights" cases are discussed below.
The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of July 23, 2012, July 25, 2011 and July 26, 2010.

Type of Case	Number of Cases Pending as of July 23, 2012	Number of Cases Pending as of July 25, 2011	Number of Cases Pending as of July 26, 2010
Individual Smoking and Health Cases (1)	78	81	83
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	7	8	9
Health Care Cost Recovery Actions	1	2	3
"Lights/Ultra Lights" Class Actions	16	19	29
Tobacco Price Cases	1	1	2

(1) Does not include 2,574 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke ("ETS"). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include approximately 6,547 individual smoking and health cases (3,294 state court cases and 3,253 federal court cases) brought by or on behalf of approximately 7,749 plaintiffs in Florida (4,497 state court plaintiffs and 3,252 federal court plaintiffs) following the decertification of the Engle case discussed below. It is possible that some of these cases are duplicates and that additional cases have been filed but not yet recorded on the courts' dockets.

(2) Includes as one case the 600 civil actions (of which 346 are actions against PM USA) that are to be tried in a single proceeding in West Virginia (In re: Tobacco Litigation). The West Virginia Supreme Court of Appeals has ruled that the United States Constitution does not preclude a trial in two phases in this case. Under the current trial plan, issues related to defendants' conduct and whether punitive damages are permissible will be tried in the first phase. The second phase would consist of individual trials to determine liability, if any, as well as compensatory and punitive damages, if any. Trial in the case began in October 2011, but ended in a mistrial in November 2011. The court has scheduled trial for April 15, 2013.

International Tobacco-Related Cases

As of July 23, 2012, PM USA is a named defendant in Israel in one "Lights" class action. PM USA is a named defendant in eight health care cost recovery actions in Canada, six of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in six smoking and health class actions filed in various Canadian provinces. See Guarantees for a discussion of the Distribution Agreement between Altria Group, Inc. and Philip Morris International Inc. ("PMI") that provides for indemnities for certain liabilities concerning tobacco products.

Pending and Upcoming Tobacco-Related Trials

As of July 23, 2012, 16 Engle progeny cases and 2 individual smoking and health cases against PM USA are set for trial in 2012. Cases against other companies in the tobacco industry are also scheduled for trial in 2012. Trial dates are subject to

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

change.

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

Of the 17 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, fifteen have reached final resolution. A verdict against defendants in one health care cost recovery case (Blue Cross/Blue Shield) was reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006. In December 2008, the plaintiff in Price filed a motion with the state trial court to vacate the judgment dismissing this case in light of the United States Supreme Court's decision in Good (see below for a discussion of developments in Good and Price).

As of July 23, 2012, thirty Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court's Engle decision. Fifteen verdicts were returned in favor of plaintiffs and fifteen verdicts were returned in favor of PM USA. See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of these verdicts.

After exhausting all appeals in those cases resulting in adverse verdicts (Engle progeny and non-Engle progeny), PM USA has paid judgments (and related costs and fees) totaling approximately $242 million and interest totaling approximately $139 million as of July 23, 2012.

Security for Judgments

To obtain stays of judgments pending current appeals, as of June 30, 2012, PM USA has posted various forms of security totaling approximately $37 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheets.

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

Non-Engle Progeny Trial Results

Summarized below are the non-Engle progeny smoking and health cases that were pending during 2012 in which verdicts were returned in favor of plaintiffs. A chart listing the verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.

D. Boeken: In August 2011, a California jury returned a verdict in favor of plaintiff, awarding $12.8 million in compensatory damages against PM USA. PM USA's motions for judgment notwithstanding the verdict and for a new trial were denied in October 2011. PM USA appealed and posted a bond in the amount of $12.8 million in November 2011.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Bullock: In October 2002, a California jury awarded against PM USA $850,000 in compensatory damages and $28 billion in punitive damages. In December 2002, the trial court reduced the punitive damages award to $28 million. After a series of appeals, the California Court of Appeal in 2008 reversed the judgment with respect to the $28 million punitive damages award, affirmed the judgment in all other respects, and remanded the case to the trial court to conduct a new trial on the amount of punitive damages. In 2009, the jury returned a verdict and the trial court entered judgment, awarding plaintiffs $13.8 million in punitive damages, plus costs. After further appeals, which were denied, PM USA recorded in the fourth quarter of 2011 a pre-tax provision of $14 million related to damages and costs and $3 million related to interest. In March 2012, PM USA paid an amount of approximately $19.1 million in satisfaction of the judgment and associated costs and interest. This litigation has concluded.

Schwarz: In March 2002, an Oregon jury awarded against PM USA $168,500 in compensatory damages and $150 million in punitive damages. In May 2002, the trial court reduced the punitive damages award to $100 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the court of appeals' decision reversing and remanding the case for a new trial on punitive damages. In June 2010, the Oregon Supreme Court affirmed the court of appeals' decision and remanded the case to the trial court for a new trial limited to the question of punitive damages. In December 2010, the Oregon Supreme Court reaffirmed its earlier ruling and awarded PM USA approximately $500,000 in costs. In March 2011, PM USA filed a claim against the plaintiff for its costs and disbursements on appeal, plus interest. Trial on the amount of punitive damages began in January 2012. In February 2012, the jury awarded plaintiff $25 million in punitive damages. In March 2012, PM USA filed motions to set aside the verdict, for a new trial or, in the alternative, for a remittitur. The trial court denied these motions on May 17, 2012. PM USA intends to appeal.

Williams: In March of 1999, an Oregon jury awarded against PM USA $800,000 in compensatory damages (capped statutorily at $500,000), $21,500 in medical expenses, and $79.5 million in punitive damages. After a series of appeals, PM USA in 2009 paid $61.1 million to the plaintiff, representing the compensatory damages award, forty percent of the punitive damages award and accrued interest. Upon the conclusion of further litigation concerning the remaining sixty percent share of punitive damages, PM USA in the fourth quarter of 2011 recorded a provision of approximately $48 million related to damages and costs and $54 million related to interest. In January 2012, PM USA paid an amount of approximately $102 million in satisfaction of the judgment and associated costs and interest. This litigation has concluded.

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

In July 2006, the Florida Supreme Court ordered that the punitive damages award be vacated, that the class approved by the trial court be decertified, and that members of the decertified class could file individual actions against defendants within one year of issuance of the mandate. The court further declared the following Phase I findings are entitled to res judicata effect in such individual actions brought within one year of the issuance of the mandate: (i) that smoking causes various diseases; (ii) that nicotine in cigarettes is addictive; (iii) that defendants' cigarettes were defective and unreasonably dangerous; (iv) that defendants concealed or omitted material information not otherwise known or available knowing that the material was false or misleading or failed to disclose a material fact concerning the health effects or addictive nature of

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

smoking; (v) that defendants agreed to misrepresent information regarding the health effects or addictive nature of cigarettes with the intention of causing the public to rely on this information to their detriment; (vi) that defendants agreed to conceal or omit information regarding the health effects of cigarettes or their addictive nature with the intention that smokers would rely on the information to their detriment; (vii) that all defendants sold or supplied cigarettes that were defective; and (viii) that defendants were negligent. The court also reinstated compensatory damages awards totaling approximately $6.9 million to two individual plaintiffs and found that a third plaintiff's claim was barred by the statute of limitations. In February 2008, PM USA paid approximately $3 million, representing its share of compensatory damages and interest, to the two individual plaintiffs identified in the Florida Supreme Court's order.

In August 2006, PM USA sought rehearing from the Florida Supreme Court on parts of its July 2006 opinion, including the ruling (described above) that certain jury findings have res judicata effect in subsequent individual trials timely brought by Engle class members. The rehearing motion also asked, among other things, that legal errors that were raised but not expressly ruled upon in the Third District Court of Appeal or in the Florida Supreme Court now be addressed. Plaintiffs also filed a motion for rehearing in August 2006 seeking clarification of the applicability of the statute of limitations to non-members of the decertified class. In December 2006, the Florida Supreme Court refused to revise its July 2006 ruling, except that it revised the set of Phase I findings entitled to res judicata effect by excluding finding (v) listed above (relating to agreement to misrepresent information), and added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations of fact made by defendants. In January 2007, the Florida Supreme Court issued the mandate from its revised opinion. Defendants then filed a motion with the Florida Third District Court of Appeal requesting that the court address legal errors that were previously raised by defendants but have not yet been addressed either by the Third District Court of Appeal or by the Florida Supreme Court. In February 2007, the Third District Court of Appeal denied defendants' motion. In May 2007, defendants' motion for a partial stay of the mandate pending the completion of appellate review was denied by the Third District Court of Appeal. In May 2007, defendants filed a petition for writ of certiorari with the United States Supreme Court. In October 2007, the United States Supreme Court denied defendants' petition. In November 2007, the United States Supreme Court denied defendants' petition for rehearing from the denial of their petition for writ of certiorari.

In February 2008, the trial court decertified the class except for purposes of the May 2001 bond stipulation, and formally vacated the punitive damages award pursuant to the Florida Supreme Court's mandate. In April 2008, the trial court ruled that certain defendants, including PM USA, lacked standing with respect to allocation of the funds escrowed under the May 2001 bond stipulation and will receive no credit at this time from the $500 million paid by PM USA against any future punitive damages awards in cases brought by former Engle class members.

In May 2008, the trial court, among other things, decertified the limited class maintained for purposes of the May 2001 bond stipulation and, in July 2008, severed the remaining plaintiffs' claims except for those of Howard Engle. The only remaining plaintiff in the Engle case, Howard Engle, voluntarily dismissed his claims with prejudice.

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court's decision, expired in January 2008. As of July 23, 2012, approximately 6,547 cases (3,294 state court cases and 3,253 federal court cases) were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 7,749 plaintiffs, (4,497 state court plaintiffs and 3,252 federal court plaintiffs). It is possible that some of these cases are duplicates. Some of these cases have been removed from various Florida state courts to the federal district courts in Florida, while others were filed in federal court.

Federal Engle Progeny Cases

Three federal district courts (in the Merlob, B. Brown and Burr cases) ruled in 2008 that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs' claims, and two of those rulings (B. Brown and Burr) were certified by the trial court for interlocutory review. The certification in both cases was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated. In February 2009, the appeal in Burr was dismissed for lack of prosecution. In July 2010, the Eleventh Circuit ruled in B. Brown that, as a matter of Florida law, plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. The Eleventh Circuit did not reach the issue of whether the use of the Engle findings violates the defendants' due process rights. Rather, plaintiffs may only use the findings to establish those specific facts, if any, that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

made. In the Burr case, PM USA filed a motion seeking a ruling from the district court regarding the preclusive effect of the Engle findings pursuant to the Eleventh Circuit's decision in B. Brown. In May 2011, the district court denied that motion without prejudice on procedural grounds.

After the remand of B. Brown, the Eleventh Circuit's ruling on Florida state law was superseded by state appellate rulings (discussed below), which include Martin, an Engle-progeny case against R.J. Reynolds Tobacco Company ("R.J. Reynolds") in Escambia County, and J. Brown, an Engle-progeny case against R.J. Reynolds in Broward County. In Martin, the Florida First District Court of Appeal rejected the B. Brown ruling as a matter of state law and upheld the use of the Engle findings to relax plaintiffs' burden of proof. In J. Brown, the Florida Fourth District Court of Appeal also rejected the B. Brown ruling as a matter of state law and upheld the use of the Engle findings to relax plaintiffs' burden of proof. Martin and J. Brown are discussed in more detail below.

Following Martin and J. Brown, in the Waggoner case, the United States District Court for the Middle District of Florida (Jacksonville) ruled in December 2011 that application of the Engle findings to establish the wrongful conduct elements of plaintiffs' claims consistent with Martin or J. Brown did not violate defendants' due process rights.  The court ruled, however, that plaintiffs must establish legal causation to establish liability.  With respect to punitive damages, the district court held that plaintiffs could rely on the findings in support of their punitive damages claims but that in addition plaintiffs must demonstrate specific conduct by specific defendants, independent of the Engle findings, that satisfies the standards for awards of punitive damages.  PM USA and the other defendants sought appellate review of the due process ruling. In February 2012, the district court denied the motion for interlocutory appeal, but did apply the ruling to all active pending federal Engle progeny cases. As a result, the ruling can be appealed after an adverse verdict.

Engle progeny cases pending in the federal district courts in the Middle District of Florida asserting individual claims by or on behalf of approximately 3,200 plaintiffs remain stayed. There are currently 25 active cases pending in federal court.

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

Trial court rulings have been rendered in Clay, Alexander, Townsend and Hall rejecting the plaintiffs' bond cap statute challenges in those cases. The plaintiffs have appealed these rulings. In Alexander, Clay and Hall, the District Court of Appeal for the First District of Florida affirmed the trial court decisions and certified the decision in Hall for appeal to the Florida Supreme Court, but declined to certify the question of the constitutionality of the bond cap statute in Clay and Alexander. The Florida Supreme Court has granted review of the Hall decision. Defendants have filed a motion to dismiss the appeal as moot because R.J. Reynolds has paid the judgment in Hall. Argument is set for September 7, 2012.

No federal court has yet to address the constitutionality of the bond cap statute or the applicability of the bond cap to Engle progeny cases tried in federal court.

Engle Progeny Trial Results

As of July 23, 2012, thirty federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Fifteen verdicts were returned in favor of plaintiffs. For a further discussion of these cases, see the verdict chart below.

Fifteen verdicts were returned in favor of PM USA (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Frazier, C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious, Szymanski, Gollihue and McCray). The jury in the Weingart case returned a verdict against PM USA awarding no damages, but in September 2011, the trial court granted an additur. In the Russo case (formerly Frazier), the Florida Third District Court of Appeal reversed the judgment in defendants' favor in April 2012 and remanded the case for a new trial. Defendants are seeking review of the case in the Florida Supreme Court. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of July 23, 2012.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In Lukacs, a case that was tried to verdict before the Florida Supreme Court Engle decision, the Florida Third District Court of Appeal in March 2010 affirmed per curiam the trial court decision without issuing an opinion. Under Florida procedure, further review of a per curiam affirmance without opinion by the Florida Supreme Court is generally prohibited. Subsequently in 2010, after defendants' petition for rehearing with the Court of Appeal was denied, defendants paid the judgment.

The chart below lists the verdicts and post-trial developments in the Engle progeny cases that were pending during 2012 in which verdicts were returned in favor of plaintiffs.

Date	Plaintiff	Verdict	Post-Trial Developments
May 2012	Calloway
On May 8, 2012, a Broward County jury returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds, Lorillard Tobacco Company and Liggett Group. The jury awarded approximately $21 million in compensatory damages and allocated 25% of the fault against PM USA but the trial court ruled that it will not apply the comparative fault allocations because the jury found against each defendant on the intentional tort claims. The jury also awarded approximately $17 million in punitive damages against PM USA, approximately $17 million in punitive damages against R.J. Reynolds, approximately $13 million in punitive damages against Lorillard Tobacco Company and approximately $8 million in punitive damages against Liggett Group.
The trial court has not yet entered final judgment. On May 18, May 29 and June 11, 2012, the defendants filed motions to set aside the verdict and for a new trial.

January 2012	Hallgren
A Highland County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded approximately $2 million in compensatory damages and allocated 25% of the fault to PM USA (an amount of approximately $500,000). The jury also awarded $750,000 in punitive damages against each of the defendants.

The trial court entered final judgment in March 2012. On April 30, 2012, PM USA posted a bond in an amount of approximately $1.25 million. On May 4, 2012, the defendants filed a notice of appeal to the Florida Second District Court of Appeal.

July 2011	Weingart	A Palm Beach County jury returned a verdict in the amount of zero damages and allocated 3% of the fault to each of the defendants (PM USA, R.J. Reynolds and Lorillard Tobacco Company).
In September 2011, the trial court granted plaintiff's motion for additur or a new trial, concluding that an additur of $150,000 is required for plaintiff's pain and suffering.  The trial court entered final judgment and, since PM USA was allocated 3% of the fault, its portion of the damages was $4,500. PM USA filed its notice of appeal and posted bonds in an aggregate amount of $48,000.

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

In May 2011, the trial court entered final judgment. In October 2011, the trial court granted the defendants' motion for remittitur, reducing the punitive damages award against PM USA to $2.7 million, and denied defendants' remaining post-trial motions. PM USA filed a notice of appeal and posted a bond in the amount of $1.25 million in November 2011.

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

In March 2011, the trial court entered final judgment. In May 2011, PM USA filed its notice of appeal and posted a $1.7 million appeal bond. In March 2012, the Florida First District Court of Appeal affirmed per curiam the trial court's decision without issuing an opinion. In April 2012, PM USA filed a motion to extend the rehearing deadline and to stay the issuance of the mandate, which motion was denied on April 30, 2012. In the second quarter of 2012, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $2.5 million. On May 29, 2012, PM USA requested that the Florida First District Court of Appeal recall the mandate issued in the case and stay the proceedings pending the Florida Supreme Court's disposition of Douglas, which motion was denied on July 11, 2012. In July 2012, PM USA paid an amount of $2.5 million in satisfaction of the judgment and associated costs.

February 2011	Hatziyannakis
A Broward County jury returned a verdict in favor of plaintiff and against PM USA.  The jury awarded approximately $270,000 in compensatory damages and allocated 32% of the fault to PM USA (an amount of approximately $86,000).
In April 2011, the trial court denied PM USA's post-trial motions for a new trial and to set aside the verdict. In June 2011, PM USA filed its notice of appeal and posted an $86,000 appeal bond.

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

In September 2010, the trial court entered final judgment. PM USA filed its notice of appeal and posted a $1.2 million appeal bond. Argument on the merits of the appeal was heard on June 12, 2012. On June 20, 2012, the Florida Fourth District Court of Appeal affirmed per curiam the trial court's decision without issuing an opinion. On July 5, 2012, the defendants filed a motion requesting that the trial court add a citation to its per curiam affirmance so that defendants can seek review of the decision in the Florida Supreme Court. Alternatively, the motion requests that the trial court stay the proceeding pending the Florida Supreme Court's disposition of Douglas.

July 2010	Kayton (formerly Tate)
A Broward County jury returned a verdict in favor of the plaintiff and against PM USA. The jury awarded $8 million in compensatory damages and allocated 64% of the fault to PM USA (an amount of approximately $5.1 million). The jury also awarded approximately $16.2 million in punitive damages against PM USA.
In August 2010, the trial court entered final judgment, and PM USA filed its notice of appeal and posted a $5 million appeal bond. Argument on the merits of the appeal was heard on June 19, 2012.

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

In July 2010, the trial court entered final judgment and, in August 2010, PM USA filed its notice of appeal. In October 2010, PM USA posted a $2.5 million appeal bond. Argument on the merits of the appeal was heard on May 9, 2012.

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

In June 2010, PM USA filed its notice of appeal and posted a $900,000 appeal bond. In September 2010, the plaintiff filed with the trial court a challenge to the constitutionality of the Florida bond cap statute but withdrew the challenge in August 2011. In March 2012, the Florida Second District Court of Appeal issued a decision affirming the judgment and upholding the use of the Engle jury findings but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants' federal due process rights. In April 2012, the defendants filed a notice to invoke discretionary jurisdiction with the Florida Supreme Court. On May 15, 2012, the Florida Supreme Court accepted jurisdiction of the case. Argument is scheduled for September 6, 2012.

November 2009	Naugle
A Broward County jury returned a verdict in favor of the plaintiff and against PM USA. The jury awarded approximately $56.6 million in compensatory damages and $244 million in punitive damages. The jury allocated 90% of the fault to PM USA.

In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages. In April 2010, PM USA filed its notice of appeal and posted a $5 million appeal bond. In August 2010, upon the motion of PM USA, the trial court entered an amended final judgment of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages to correct a clerical error. On June 22, 2012, the Fourth District Court of Appeal affirmed the amended final judgment. On July 9, 2012, PM USA filed a motion for rehearing.

August 2009	F. Campbell
An Escambia County jury returned a verdict in favor of the plaintiff and against R.J. Reynolds, PM USA and Liggett Group. The jury awarded $7.8 million in compensatory damages. In September 2009, the trial court entered final judgment and awarded the plaintiff $156,000 in damages against PM USA due to the jury allocating only 2% of the fault to PM USA.

In January 2010, defendants filed their notice of appeal, and PM USA posted a $156,000 appeal bond. In March 2011, the Florida First District Court of Appeal affirmed per curiam (with citation) the trial court's decision without issuing an opinion. In May 2012, PM USA paid an amount of approximately $262,000 in satisfaction of the judgment and associated costs and interest.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Plaintiff	Verdict	Post-Trial Developments
August 2009	Barbanell
A Broward County jury returned a verdict in favor of the plaintiff, awarding $5.3 million in compensatory damages. The judge had previously dismissed the punitive damages claim. In September 2009, the trial court entered final judgment and awarded the plaintiff $1.95 million in actual damages. The judgment reduced the jury's $5.3 million award of compensatory damages due to the jury allocating 36.5% of the fault to PM USA.

A notice of appeal was filed by PM USA in September 2009, and PM USA posted a $1.95 million appeal bond. In February 2012, the Florida Fourth District Court of Appeals reversed the judgment, holding that the statute of limitations barred the plaintiff's claims. The plaintiff has filed a motion for rehearing en banc or, in the alternative, for certification to the Florida Supreme Court.

February 2009	Hess
A Broward County jury found in favor of plaintiffs and against PM USA. The jury awarded $3 million in compensatory damages and $5 million in punitive damages. In June 2009, the trial court entered final judgment and awarded plaintiffs $1.26 million in actual damages and $5 million in punitive damages. The judgment reduced the jury's $3 million award of compensatory damages due to the jury allocating 42% of the fault to PM USA.

PM USA noticed an appeal to the Fourth District Court of Appeal in July 2009. In April 2012, PM USA filed a motion to stay the appeal pending the decision of the Florida Supreme Court on whether to review the Douglas case. On May 2, 2012, the Fourth District denied PM USA's motion to stay the appeal. The Fourth District also reversed and vacated the punitive damages award and affirmed the judgment in all other respects, upholding the compensatory damages award of $1.26 million. On June 7, 2012, both parties filed rehearing motions with the Fourth District.

Appeals of Engle Progeny Verdicts

Plaintiffs in various Engle progeny cases have appealed adverse rulings or verdicts, and in some cases, PM USA has cross-appealed. PM USA's appeals of adverse verdicts are discussed in the chart above.

Since the remand of B. Brown (discussed above under the heading Federal Engle Progeny Cases), several state appellate rulings have superseded the Eleventh Circuit's ruling on Florida state law. These include Martin, an Engle progeny case against R.J. Reynolds in Escambia County, J. Brown, an Engle progeny case against R.J. Reynolds in Broward County, and Douglas, an Engle progeny case against PM USA, R.J. Reynolds and Liggett Group in Hillsborough County. In Martin, the Florida First District Court of Appeal rejected the B. Brown ruling as a matter of state law and upheld the use of the Engle findings to relax plaintiffs' burden of proof. R.J. Reynolds had sought Florida Supreme Court review in that case but, in July 2011, the Florida Supreme Court declined to hear the appeal. In December 2011, petitions for certiorari were filed with the United States Supreme Court by R.J. Reynolds in Campbell, Martin, Gray and Hall and by PM USA and Liggett Group in Campbell. The Supreme Court denied the defendants' certiorari petitions in March 2012.

In J. Brown, the Florida Fourth District Court of Appeal also rejected the B. Brown ruling as a matter of state law and upheld the use of the Engle findings to relax plaintiffs' burden of proof. However, the Fourth District expressly disagreed with the First District's Martin decision by ruling that Engle progeny plaintiffs must prove legal causation on their claims. In addition, the J. Brown court expressed concerns that using the Engle findings to reduce plaintiffs' burden may violate defendants' due process rights. In October 2011, the Fourth District denied R.J. Reynolds' motion to certify J. Brown to the Florida Supreme Court for review. R.J. Reynolds is seeking review of the case by the Florida Supreme Court.

In Douglas, in March 2012, the Florida Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants' federal due process rights. In April 2012, the defendants in Douglas filed a notice to invoke discretionary jurisdiction with the Florida Supreme Court. On May 15, 2012, the Florida Supreme Court accepted jurisdiction of the case. Argument is scheduled for

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 6, 2012.

As noted above in Federal Engle Progeny Cases, there has been no federal appellate review of the federal due process issues raised by the use of findings from the original Engle trial in Engle progeny cases.

Because of the substantial period of time required for the federal and state appellate processes, it is possible that PM USA may have to pay additional outstanding judgments in the Engle progeny cases before the final adjudication of these issues by the Florida Supreme Court or the United States Supreme Court.

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

PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in six actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan and British Columbia. In Saskatchewan and British Columbia, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases including chronic obstructive pulmonary disease, emphysema, heart disease or cancer after smoking defendants' cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants' cigarettes. See Guarantees for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Scott Class Action

Following a 2004 verdict that awarded plaintiffs approximately $590 million to fund a 10-year smoking cessation program and a series of appeals and other post-trial motions, PM USA recorded in the second quarter of 2011 a provision on its condensed consolidated balance sheet of approximately $36 million related to the judgment and approximately $5 million related to interest, which was in addition to a previously recorded provision of approximately $30 million. In August 2011, PM USA paid its share of the judgment and interest in an amount of approximately $70 million. The defendants' payments have been deposited into a court-supervised fund that is intended to pay for smoking cessation programs.

In October 2011, plaintiffs' counsel filed a motion for an award of attorneys' fees and costs. Plaintiffs' counsel sought additional fees from defendants of up to $673 million. Additionally, plaintiffs' counsel requested an award of approximately $13 million in costs. In March 2012, the trial court denied defendants' motion challenging plaintiffs' counsel's request that defendants pay their attorneys' fees directly, as opposed to out of the court-supervised fund. Defendants subsequently filed a petition for a supervisory writ challenging the decision to the Louisiana Fourth Circuit Court of Appeal.

On May 10, 2012, the parties reached a settlement on the amount of fees and costs to be awarded to plaintiffs' counsel. Plaintiffs agreed that any recovery of fees and costs would come from the court-supervised fund, not the defendants, and indicated they would seek approximately $114 million from the fund. In exchange, defendants agreed to waive 50% of their right to a refund of any unspent money in the fund after the 10-year program is completed. The agreement is not contingent on the trial court's granting plaintiffs' request for additional costs and fees. The trustee of the fund intervened to challenge whether the plaintiffs' lawyers should get any money from the fund or, alternatively, the amount they would recover from the fund. Plaintiffs and defendants are challenging the standing of the trustee. Argument is scheduled for August 22, 2012.

Other Medical Monitoring Class Actions

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In addition to the Scott class action discussed above, two purported medical monitoring class actions are pending against PM USA. These two cases were brought in New York (Caronia, filed in January 2006 in the United States District Court for the Eastern District of New York) and Massachusetts (Donovan, filed in December 2006 in the United States District Court for the District of Massachusetts) on behalf of each state's respective residents who: are age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT Scanning in order to identify and diagnose lung cancer. Plaintiffs in these cases do not seek punitive damages. A case brought in California (Xavier) was dismissed in July 2011, and a case brought in Florida (Gargano) was voluntarily dismissed with prejudice in August 2011.

In Caronia, in February 2010, the district court granted in part PM USA's summary judgment motion, dismissing plaintiffs' strict liability and negligence claims and certain other claims, granted plaintiffs leave to amend their complaint to allege a medical monitoring cause of action and requested further briefing on PM USA's summary judgment motion as to plaintiffs' implied warranty claim and, if plaintiffs amend their complaint, their medical monitoring claim. In March 2010, plaintiffs filed their amended complaint and PM USA moved to dismiss the implied warranty and medical monitoring claims. In January 2011, the district court granted PM USA's motion, dismissed plaintiffs' claims and declared plaintiffs' motion for class certification moot in light of the dismissal of the case. The plaintiffs have appealed that decision to the United States Court of Appeals for the Second Circuit. Argument before the Second Circuit was heard in March 2012.

In Donovan, the Supreme Judicial Court of Massachusetts, in answering questions certified to it by the district court, held in October 2009 that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The court also ruled that whether or not the case is barred by the applicable statute of limitations is a factual issue to be determined by the trial court. The case was remanded to federal court for further proceedings. In June 2010, the district court granted in part the plaintiffs' motion for class certification, certifying the class as to plaintiffs' claims for breach of implied warranty and violation of the Massachusetts Consumer Protection Act, but denying certification as to plaintiffs' negligence claim. In July 2010, PM USA petitioned the United States Court of Appeals for the First Circuit for appellate review of the class certification decision. The petition was denied in September 2010. As a remedy, plaintiffs have proposed a 28-year medical monitoring program with an approximate cost of $190 million. In April 2011, plaintiffs moved to amend their class certification to extend the cut-off date for individuals to satisfy the class membership criteria from December 14, 2006 to August 1, 2011. The district court granted this motion in May 2011. In June 2011, plaintiffs filed various motions for summary judgment and to strike affirmative defenses. In October 2011, PM USA filed a motion for class decertification, which motion was denied in March 2012. A trial date has not been set.

Evolving medical standards and practices could have an impact on the defense of medical monitoring claims. For example, the first publication of the findings of the National Cancer Institute's National Lung Screening Trial (NLST) in June 2011 reported a 20% reduction in lung cancer deaths among certain long term smokers receiving Low Dose CT Scanning for lung cancer. Since then, various public health organizations have begun to develop new lung cancer screening guidelines. Also, a number of hospitals have advertised the availability of screening programs. Other studies in this area are ongoing.

Health Care Cost Recovery Litigation

Overview

In the health care cost recovery litigation, governmental entities seek reimbursement of health care cost expenditures allegedly caused by tobacco products and, in some cases, of future expenditures and damages as well. Relief sought by some but not all plaintiffs includes punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, additional disclosure of nicotine yields, and payment of attorney and expert witness fees.

The claims asserted include the claim that cigarette manufacturers were "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking, as well as claims of indemnity, negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under federal and state statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under federal and state anti-racketeering statutes.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Defenses raised include lack of proximate cause, remoteness of injury, failure to state a valid claim, lack of benefit, adequate remedy at law, "unclean hands" (namely, that plaintiffs cannot obtain equitable relief because they participated in, and benefited from, the sale of cigarettes), lack of antitrust standing and injury, federal preemption, lack of statutory authority to bring suit, and statutes of limitations. In addition, defendants argue that they should be entitled to "set off" any alleged damages to the extent the plaintiffs benefit economically from the sale of cigarettes through the receipt of excise taxes or otherwise. Defendants also argue that these cases are improper because plaintiffs must proceed under principles of subrogation and assignment. Under traditional theories of recovery, a payor of medical costs (such as an insurer) can seek recovery of health care costs from a third party solely by "standing in the shoes" of the injured party. Defendants argue that plaintiffs should be required to bring any actions as subrogees of individual health care recipients and should be subject to all defenses available against the injured party.

Although there have been some decisions to the contrary, most judicial decisions in the United States have dismissed all or most health care cost recovery claims against cigarette manufacturers. Nine federal circuit courts of appeals and eight state appellate courts, relying primarily on grounds that plaintiffs' claims were too remote, have ordered or affirmed dismissals of health care cost recovery actions. The United States Supreme Court has refused to consider plaintiffs' appeals from the cases decided by five circuit courts of appeals. In 2011, in the health care cost recovery case brought against PM USA and other defendants by the City of St. Louis, Missouri and approximately 40 Missouri hospitals, a verdict was returned in favor of the defendants.

Individuals and associations have also sued in purported class actions or as private attorneys general under the Medicare as Secondary Payer ("MSP") provisions of the Social Security Act to recover from defendants Medicare expenditures allegedly incurred for the treatment of smoking-related diseases. Cases were brought in New York (2), Florida (2) and Massachusetts (1). All were dismissed by federal courts.

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA and Altria Group, Inc., in Israel (dismissed), the Marshall Islands (dismissed), and Canada (8), and other entities have stated that they are considering filing such actions. In the case in Israel (Clalit), in July 2011, the Israel Supreme Court reversed the trial court's decision denying defendants' motion to dismiss and dismissed the case. In August 2011, plaintiff filed a motion for rehearing with the Israel Supreme Court, which the court denied in January 2012. This litigation has concluded.

In September 2005, in the first of the five health care cost recovery cases filed in Canada, the Canadian Supreme Court ruled that legislation passed in British Columbia permitting the lawsuit is constitutional, and, as a result, the case, which had previously been dismissed by the trial court, was permitted to proceed. PM USA's and other defendants' challenge to the British Columbia court's exercise of jurisdiction was rejected by the Court of Appeals of British Columbia and, in April 2007, the Supreme Court of Canada denied review of that decision. In December 2009, the Court of Appeals of British Columbia ruled that certain defendants can proceed against the Federal Government of Canada as third parties on the theory that the Federal Government of Canada negligently misrepresented to defendants the efficacy of a low tar tobacco variety that the Federal Government of Canada developed and licensed to defendants. In May 2010, the Supreme Court of Canada granted leave to the Federal Government of Canada to appeal this decision and leave to defendants to cross-appeal the Court of Appeals' decision to dismiss claims against the Federal Government of Canada based on other theories of liability. In July 2011, the Supreme Court of Canada dismissed the third-party claims against the Federal Government of Canada.

Since the beginning of 2008, the Canadian Provinces of New Brunswick, Ontario, Newfoundland and Labrador, Quebec, Alberta, Manitoba and Saskatchewan have all brought health care reimbursement claims against cigarette manufacturers. PM USA is named as a defendant in the British Columbia and Quebec cases, while both Altria Group, Inc. and PM USA are named as defendants in the New Brunswick, Ontario, Newfoundland and Labrador, Quebec, Alberta, Manitoba and Saskatchewan cases. Several other provinces and territories in Canada have enacted similar legislation or are in the process of enacting similar legislation. See Guarantees for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the "State Settlement Agreements"). The State Settlement Agreements require that the original participating manufacturers make substantial annual payments of approximately $9.4 billion each year, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500 million. For the three months ended June 30, 2012 and June 30, 2011, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 ("FETRA") was approximately $1.3 billion for each period. For the six months ended June 30, 2012 and June 30, 2011, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and FETRA was approximately $2.4 billion for each period.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.
Possible Adjustments in MSA Payments for 2003 to 2011
Pursuant to the provisions of the MSA, domestic tobacco product manufacturers, including PM USA, who are original signatories to the MSA (the "Original Participating Manufacturers" or "OPMs") are participating in proceedings that may result in downward adjustments to the amounts paid by the OPMs and the other MSA-participating manufacturers to the states and territories that are parties to the MSA for each of the years 2003 to 2011. The proceedings relate to an MSA payment adjustment (the "NPM Adjustment") based on the collective loss of market share for the relevant year by all participating manufacturers who are subject to the payment obligations and marketing restrictions of the MSA to non-participating manufacturers ("NPMs") who are not subject to such obligations and restrictions.
As part of these proceedings, an independent economic consulting firm jointly selected by the MSA parties or otherwise selected pursuant to the MSA's provisions is required to determine whether the disadvantages of the MSA were a "significant factor" contributing to the participating manufacturers' collective loss of market share for the year in question. If the firm determines that the disadvantages of the MSA were such a "significant factor," each state may avoid a downward adjustment to its share of the participating manufacturers' annual payments for that year by establishing that it diligently enforced a qualifying escrow statute during the entirety of that year. Any potential downward adjustment would then be reallocated to any states that do not establish such diligent enforcement. PM USA believes that the MSA's arbitration clause requires a state to submit its claim to have diligently enforced a qualifying escrow statute to binding arbitration before a panel of three former federal judges in the manner provided for in the MSA. A number of states have taken the position that this claim should be decided in state court on a state-by-state basis.

An independent economic consulting firm, jointly selected by the MSA parties, determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers' collective loss of market share for each of the years 2003 − 2005. A different independent economic consulting firm, jointly selected by the MSA parties, determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers' collective loss of market share for the year 2006. Following the firm's determination for 2006, the OPMs and the states agreed that the states would not contest that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers' collective loss of market share for the years 2007, 2008 and 2009. Accordingly, the OPMs and the states have agreed that no "significant factor" determination by an independent economic consulting firm will be necessary with respect to the participating manufacturers' collective loss of market share for the years 2007, 2008 and 2009 (the "significant factor agreement"). This agreement became effective for 2007, 2008 and 2009 on February 1, 2010, 2011 and 2012, respectively. The OPMs and the states have agreed to extend the significant factor agreement to apply to the participating manufacturers' collective loss of market share for 2010 and 2011, as well as to any collective loss of market share that the participating manufacturers experience for 2012. This agreement will become effective for 2010 on February 1, 2013 and for 2011 on February 1, 2014. If the MSA's Independent Auditor determines that the participating manufacturers collectively lost market share for 2012, this agreement will become effective for 2012 on February 1, 2015.

Following the "significant factor" determination with respect to 2003, thirty-eight states filed declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow statute during 2003. The OPMs and other MSA-participating manufacturers responded to these actions by filing motions to compel arbitration in accordance with the

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

terms of the MSA, including filing motions to compel arbitration in eleven MSA states and territories that did not file declaratory judgment actions. Courts in all but one of the forty-six MSA states and the District of Columbia and Puerto Rico have ruled that the question of whether a state diligently enforced its escrow statute during 2003 is subject to arbitration. Several of these rulings may be subject to further review. One state court (in State of Montana) has ruled that the diligent enforcement claims of that state may be litigated in state court, rather than in arbitration. In January 2010, the OPMs filed a petition for a writ of certiorari in the United States Supreme Court seeking further review of the Montana decision holding that a state's diligent enforcement claims may be litigated in state court, rather than in arbitration. The petition was denied in June 2010. Following the denial of this petition, Montana renewed an action in its state court seeking a declaratory judgment that it diligently enforced its escrow statute during 2003 and other relief. On June 25, 2012, the participating manufacturers and Montana entered into a consent decree pursuant to which Montana will not be subject to the 2003 NPM Adjustment.

PM USA, the other OPMs and approximately twenty-five other MSA-participating manufacturers have entered into an agreement regarding arbitration with forty-five MSA states concerning the 2003 NPM Adjustment, including the states' claims of diligent enforcement for 2003. The agreement further provides for a partial liability reduction for the 2003 NPM Adjustment for states that entered into the agreement by January 30, 2009 and are determined in the arbitration not to have diligently enforced a qualifying escrow statute during 2003. Based on the number of states that entered into the agreement by January 30, 2009 (forty-five), the partial liability reduction for those states is 20%. The partial liability reduction would reduce the amount of PM USA's 2003 NPM Adjustment by up to a corresponding percentage. The selection of the arbitration panel for the 2003 NPM Adjustment was completed in July 2010, and the arbitration is currently ongoing. Following the completion of discovery, the participating manufacturers determined to continue to contest the 2003 diligent enforcement claims of 33 states, the District of Columbia and Puerto Rico and to no longer contest such claims by twelve states and four U.S. territories (the "non-contested states"). As a result, the non-contested states will not be subject to the 2003 NPM Adjustment, and their share of any such NPM Adjustment, along with the shares of any states found by the arbitration panel to have diligently enforced during 2003, will be reallocated in accordance with the MSA to those states, if any, found by the panel not to have diligently enforced during 2003. Proceedings to determine state diligent enforcement claims for the years 2004 through 2011 have not yet been scheduled.

Once a significant factor determination in favor of the participating manufacturers for a particular year has been made by an economic consulting firm, or the states' agreement not to contest significant factor for a particular year has become effective, PM USA has the right under the MSA to pay the disputed amount of the NPM Adjustment for that year into a disputed payments account or withhold it altogether. PM USA has made its full MSA payment due in each year from 2006 - 2010 to the states (subject to a right to recoup the NPM Adjustment amount in the form of a credit against future MSA payments), even though it had the right to deduct the disputed amounts of the 2003 - 2007 NPM Adjustments, as described above, from such MSA payments. PM USA paid its share of the amount of the disputed 2008 and 2009 NPM Adjustments shown below into the MSA's disputed payments account in connection with its MSA payments due in 2011 and 2012, respectively. The approximate maximum principal amounts of PM USA's share of the disputed NPM Adjustment for the years 2003 through 2011, as currently calculated by the MSA's Independent Auditor, are as follows (the amounts shown below do not include the interest or earnings thereon to which PM USA believes it would be entitled in the manner provided in the MSA and do not reflect the partial liability reduction for the 2003 NPM Adjustment pursuant to the arbitration agreement described above):

Year for which NPM Adjustment calculated	2003	2004	2005	2006	2007	2008	2009	2010	2011

Year in which deduction for NPM Adjustment may be taken	2006	2007	2008	2009	2010	2011	2012	2013	2014

PM USA's Approximate Share of Disputed NPM Adjustment (in millions)	$337	$388	$181	$154	$185	$252	$206	$208	$137

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The foregoing amounts may be recalculated by the MSA's Independent Auditor if it receives information that is different from or in addition to the information on which it based these calculations, including, among other things, if it receives revised sales volumes from any participating manufacturer. Disputes among the manufacturers could also reduce the foregoing amounts. The availability and the precise amount of any NPM Adjustment for 2003 - 2011 will not be finally determined until 2013 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment as a result of these proceedings, and the amount of any adjustment received for a year could be less than the amount for that year listed above. If the OPMs do receive such an adjustment through these proceedings, the adjustment would be allocated among the OPMs pursuant to the MSA's provisions. It is expected that PM USA would receive its share of any adjustments for 2003 - 2007 in the form of a credit against future MSA payments and its share of any adjustment for 2008 or 2009 in the form of a withdrawal from the disputed payments account.

PM USA intends to pursue vigorously the disputed NPM Adjustments for 2003 - 2011 through the proceedings described above. PM USA would be willing, however, to enter into a settlement of those disputed NPM Adjustments if it determined that such a settlement were in its best interests.

Other Disputes Related to MSA Payments

In addition to the disputed NPM Adjustments described above, MSA states and participating manufacturers, including PM USA, are conducting another arbitration to resolve certain other disputes related to the calculation of the participating manufacturers' payments under the MSA. PM USA disputes the method by which ounces of "roll your own" tobacco have been converted to cigarettes for purposes of calculating the downward volume adjustments to its MSA payments. PM USA believes that, for the years 2004 − 2012, the use of an incorrect conversion method resulted in excess MSA payments by PM USA in those years of approximately $92 million in the aggregate. If PM USA prevails on this issue, it would be entitled to a credit against future MSA payments in that amount, plus interest. In addition, PM USA seeks application of what it believes to be the correct method for payments to be made in years subsequent to 2012.

This arbitration will also resolve a dispute concerning whether the total domestic cigarette market and certain other calculations related to the participating manufacturers' MSA payments should be determined based on the "net" number of cigarettes on which federal excise tax is paid, as is currently the case, or whether the "adjusted gross" number of cigarettes on which federal excise tax is paid is the correct methodology. PM USA does not have sufficient information at this time to determine the aggregate impact on its MSA payments that would result from a change from the "net" to the "adjusted gross" methodology.

PM USA anticipates that this arbitration will not be concluded until 2013. No assurance can be given that PM USA will prevail in this arbitration.

Other MSA-Related Litigation

PM USA was named as a defendant in an action (Vibo) brought in October 2008 in federal court in Kentucky by an MSA participating manufacturer that is not an OPM. Other defendants include various other participating manufacturers and the Attorneys General of all 52 states and territories that are parties to the MSA. The plaintiff alleged that certain of the MSA's payment provisions discriminate against it in favor of certain other participating manufacturers in violation of the federal antitrust laws and the United States Constitution. The plaintiff also sought injunctive relief, alteration of certain MSA payment provisions as applied to it, treble damages under the federal antitrust laws, and/or rescission of its joinder in the MSA. The plaintiff also filed a motion for a preliminary injunction enjoining the states from enforcing the allegedly discriminatory payment provisions against it during the pendency of the action. In January 2009, the district court dismissed the complaint and denied plaintiff's request for preliminary injunctive relief. In January 2010, the court entered final judgment dismissing the case. Plaintiff appealed this decision to the United States Court of Appeals for the Sixth Circuit. In February 2012, the Sixth Circuit affirmed the district court's dismissal of the case. This litigation has concluded.

Without naming PM USA or any other private party as a defendant, NPMs and/or their distributors or customers have filed several legal challenges to the MSA and related legislation. New York state officials and the Attorneys General of a number of other states were defendants in a lawsuit (King, formerly Pryor) filed in the United States District Court for the Southern District of New York in which plaintiffs alleged that the MSA and/or related legislation violated federal antitrust laws and the Commerce Clause of the United States Constitution. The United States Court of Appeals for the Second Circuit held

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

that the allegations in that lawsuit, if proven, would establish a basis for relief on antitrust and Commerce Clause grounds and that the trial courts in New York have personal jurisdiction sufficient to enjoin other states' officials from enforcing their MSA-related legislation. On remand, the trial court held that plaintiffs are unlikely to succeed on the merits and refused to enjoin the enforcement of New York's allocable share amendment to the MSA's Model Escrow Statute. That decision was affirmed by the United States Court of Appeals for the Second Circuit. In March 2011, the trial court granted summary judgment on all claims for the New York state officials. Plaintiffs appealed to the Second Circuit. On June 1, 2012, the Second Circuit dismissed that appeal pursuant to a stipulation of the parties.

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

Federal Government's Lawsuit

In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers, including PM USA, and others, including Altria Group, Inc., asserting claims under three federal statutes, namely the Medical Care Recovery Act ("MCRA"), the MSP provisions of the Social Security Act and the civil provisions of RICO. Trial of the case ended in June 2005. The lawsuit sought to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants' fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans' health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleged that such costs total more than $20 billion annually. It also sought what it alleged to be equitable and declaratory relief, including disgorgement of profits which arose from defendants' allegedly tortious conduct, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government's future costs of providing health care resulting from defendants' alleged past tortious and wrongful conduct. In September 2000, the trial court dismissed the government's MCRA and MSP claims, but permitted discovery to proceed on the government's claims for relief under the civil provisions of RICO.

The government alleged that disgorgement by defendants of approximately $280 billion is an appropriate remedy. In May 2004, the trial court issued an order denying defendants' motion for partial summary judgment limiting the disgorgement remedy. In February 2005, a panel of the United States Court of Appeals for the District of Columbia Circuit held that disgorgement is not a remedy available to the government under the civil provisions of RICO and entered summary judgment in favor of defendants with respect to the disgorgement claim. In July 2005, the government petitioned the United States Supreme Court for further review of the Court of Appeals' ruling that disgorgement is not an available remedy, and in October 2005, the Supreme Court denied the petition.

In June 2005, the government filed with the trial court its proposed final judgment seeking remedies of approximately $14 billion, including $10 billion over a five-year period to fund a national smoking cessation program and $4 billion over a ten-year period to fund a public education and counter-marketing campaign. Further, the government's proposed remedy would have required defendants to pay additional monies to these programs if targeted reductions in the smoking rate of those under 21 are not achieved according to a prescribed timetable. The government's proposed remedies also included a series of measures and restrictions applicable to cigarette business operations including, but not limited to, restrictions on advertising and marketing, potential measures with respect to certain price promotional activities and research and development, disclosure requirements for certain confidential data and implementation of a monitoring system with potential broad powers over cigarette operations.

In August 2006, the federal trial court entered judgment in favor of the government. The court held that certain defendants, including Altria Group, Inc. and PM USA, violated RICO and engaged in 7 of the 8 "sub-schemes" to defraud that the government had alleged. Specifically, the court found that:

•	defendants falsely denied, distorted and minimized the significant adverse health consequences of smoking;

•	defendants hid from the public that cigarette smoking and nicotine are addictive;

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•	defendants falsely denied that they control the level of nicotine delivered to create and sustain addiction;

•	defendants falsely marketed and promoted "low tar/light" cigarettes as less harmful than full-flavor cigarettes;

•	defendants falsely denied that they intentionally marketed to youth;

•	defendants publicly and falsely denied that ETS is hazardous to non-smokers; and

•	defendants suppressed scientific research.

The court did not impose monetary penalties on the defendants, but ordered the following relief: (i) an injunction against "committing any act of racketeering" relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against "making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States public and that misrepresents or suppresses information concerning cigarettes"; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including "lights," "ultra lights" and "low tar," which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of "corrective statements" in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking "low tar" or "light" cigarettes, defendants' manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure on defendants' public document websites and in the Minnesota document repository of all documents produced to the government in the lawsuit or produced in any future court or administrative action concerning smoking and health until 2021, with certain additional requirements as to documents withheld from production under a claim of privilege or confidentiality; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedule as defendants now follow in disclosing such data to the Federal Trade Commission (“FTC”) for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette businesses within the United States; and (ix) payment of the government's costs in bringing the action.

The defendants appealed and, in May 2009, a three judge panel of the Court of Appeals for the District of Columbia Circuit issued a per curiam decision largely affirming the trial court's judgment against defendants and in favor of the government. Although the panel largely affirmed the remedial order that was issued by the trial court, it vacated the following aspects of the order:

•	its application to defendants' subsidiaries;

•	the prohibition on the use of express or implied health messages or health descriptors, but only to the extent of extraterritorial application;

•	its point-of-sale display provisions; and

•	its application to Brown & Williamson Holdings.

The Court of Appeals panel remanded the case for the trial court to reconsider these four aspects of the injunction and to reformulate its remedial order accordingly.

Furthermore, the Court of Appeals panel rejected all of the government's and intervenors' cross appeal arguments and refused to broaden the remedial order entered by the trial court. The Court of Appeals panel also left undisturbed its prior holding that the government cannot obtain disgorgement as a permissible remedy under RICO.

In July 2009, defendants filed petitions for a rehearing before the panel and for a rehearing by the entire Court of Appeals. Defendants also filed a motion to vacate portions of the trial court's judgment on the grounds of mootness because of the passage of the Family Smoking Prevention and Tobacco Control Act ("FSPTCA"), granting the United States Food and

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Drug Administration (the "FDA") broad authority over the regulation of tobacco products. In September 2009, the Court of Appeals entered three per curiam rulings. Two of them denied defendants' petitions for panel rehearing or for rehearing en banc. In the third per curiam decision, the Court of Appeals denied defendants' suggestion of mootness and motion for partial vacatur. In February 2010, PM USA and Altria Group, Inc. filed their certiorari petitions with the United States Supreme Court. In addition, the federal government and the intervenors filed their own certiorari petitions, asking the court to reverse an earlier Court of Appeals decision and hold that civil RICO allows the trial court to order disgorgement as well as other equitable relief, such as smoking cessation remedies, designed to redress continuing consequences of prior RICO violations. In June 2010, the United States Supreme Court denied all of the parties' petitions. In July 2010, the Court of Appeals issued its mandate lifting the stay of the trial court's judgment and remanding the case to the trial court. As a result of the mandate, except for those matters remanded to the trial court for further proceedings, defendants are now subject to the injunction discussed above and the other elements of the trial court's judgment.

In February 2011, the government submitted its proposed corrective statements and the trial court referred issues relating to a document repository to a special master. The defendants filed a response to the government's proposed corrective statements and filed a motion to vacate the trial court's injunction in light of the FSPTCA, which motion was denied in June 2011. The defendants have appealed the trial court's ruling to the United States Court of Appeals for the District of Columbia Circuit. Argument was heard in April 2012.

Apart from the matters on appeal, two issues remain pending before the district court: (i) the substance of the court-ordered corrective statements and (ii) the requirements related to point-of-sale signage. In November 2011, the district court ordered the parties to submit their views on whether the district court should delay its order on these issues while other courts decide more recent cases challenging the FDA's new rules imposing certain tobacco marketing restrictions and graphic warnings. The parties complied with the district court's requests, and defendants asked the court to defer resolution of these issues until these other cases are fully resolved. In January 2012, the district court ruled that it would not delay its decision until after the resolution of the cases challenging the FDA's new rules.  The district court has not addressed the content of the corrective communications or the requirements related to point-of-sale signage.

In December 2011, the parties to the lawsuit entered into an agreement as to the issues concerning the document repository. Pursuant to this agreement, PM USA agreed to deposit an amount of approximately $3.1 million into the district court in installments over a five-year period.

"Lights/Ultra Lights" Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms "Lights" and/or "Ultra Lights" constitute deceptive and unfair trade practices, common law fraud, or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of July 23, 2012, a total of sixteen such cases were pending in the United States. Four of these cases were pending in U.S. federal courts as discussed below. The other cases were pending in various U.S. state courts. In addition, a purported "Lights" class action is pending against PM USA in Israel.

In the one "Lights" case pending in Israel (El-Roy), hearings on plaintiffs' motion for class certification were held in November and December 2008, and an additional hearing on class certification was held in November 2011. See Guarantees for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

The Good Case

In May 2006, a federal trial court in Maine granted PM USA's motion for summary judgment in Good, a purported "Lights"

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

class action, on the grounds that plaintiffs' claims are preempted by the Federal Cigarette Labeling and Advertising Act ("FCLAA") and dismissed the case. In August 2007, the United States Court of Appeals for the First Circuit vacated the district court's grant of PM USA's motion for summary judgment on federal preemption grounds and remanded the case to district court. The district court stayed the case pending the United States Supreme Court's ruling on defendants' petition for writ of certiorari, which was granted in January 2008. The case was stayed pending the United States Supreme Court's decision. In December 2008, the United States Supreme Court ruled that plaintiffs' claims are not barred by federal preemption. Although the Court rejected the argument that the FTC's actions were so extensive with respect to the descriptors that the state law claims were barred as a matter of federal law, the Court's decision was limited: it did not address the ultimate merits of plaintiffs' claim, the viability of the action as a class action, or other state law issues. The case was returned to the federal court in Maine and consolidated with other federal cases in the multidistrict litigation proceeding discussed below. In June 2011, the plaintiffs voluntarily dismissed the case without prejudice after the district court denied plaintiffs' motion for class certification.

Federal Multidistrict Proceeding and Subsequent Developments

Since the December 2008 United States Supreme Court decision in Good, and through July 23, 2012, twenty-four purported "Lights" class actions were served upon PM USA and, in certain cases, Altria Group, Inc. These cases were filed in 14 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA and were transferred and consolidated by the Judicial Panel on Multidistrict Litigation ("JPMDL") before the United States District Court for the District of Maine for pretrial proceedings ("MDL proceeding").

In November 2010, the district court in the MDL proceeding denied plaintiffs' motion for class certification in four cases, covering the jurisdictions of California, the District of Columbia, Illinois and Maine. These jurisdictions were selected by the parties as sample cases, with two selected by plaintiffs and two selected by defendants. Plaintiffs sought appellate review of this decision but, in February 2011, the United States Court of Appeals for the First Circuit denied plaintiffs' petition for leave to appeal. Later that year, plaintiffs in thirteen cases voluntarily dismissed without prejudice their cases. In April 2012, the JPMDL remanded the remaining four cases (Phillips, Tang, Wyatt and Cabbat) back to the federal district courts in which the suits originated.

In Phillips, which is now pending in the United States District Court for the Northern District of Ohio, defendants filed on June 14, 2012 a motion for partial judgment on the pleadings on plaintiffs' class action consumer sales practices claims and a motion for judgment on the pleadings on plaintiffs' state deceptive trade practices claims.

"Lights" Cases Dismissed, Not Certified or Ordered De-Certified

To date, in addition to the district court in the MDL proceeding, 15 courts in 16 "Lights" cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

Trial courts in Arizona, Illinois, Kansas, New Jersey, New Mexico, Oregon, Tennessee and Washington have refused to grant class certification or have dismissed plaintiffs' class action allegations. Plaintiffs voluntarily dismissed a case in Michigan after a trial court dismissed the claims plaintiffs asserted under the Michigan Unfair Trade and Consumer Protection Act.

Several appellate courts have issued rulings that either affirmed rulings in favor of Altria Group, Inc. and/or PM USA or reversed rulings entered in favor of plaintiffs. In Florida, an intermediate appellate court overturned an order by a trial court that granted class certification in Hines. The Florida Supreme Court denied review in January 2008. The Supreme Court of Illinois has overturned a judgment that awarded damages to a certified class in the Price case. See The Price Case below for further discussion. In Louisiana, the United States Court of Appeals for the Fifth Circuit dismissed a purported "Lights" class action brought in Louisiana federal court (Sullivan) on the grounds that plaintiffs' claims were preempted by the FCLAA. In New York, the United States Court of Appeals for the Second Circuit overturned a decision by a New York trial court in Schwab that denied defendants' summary judgment motions and granted plaintiffs' motion for certification of a nationwide class of all United States residents that purchased cigarettes in the United States that were labeled "Light" or "Lights." In July 2010, plaintiffs in Schwab voluntarily dismissed the case with prejudice. In Ohio, the Ohio Supreme

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Court overturned class certifications in the Marrone and Phillips cases. Plaintiffs voluntarily dismissed without prejudice both cases in August 2009. The Supreme Court of Washington denied a motion for interlocutory review filed by the plaintiffs in the Davies case that sought review of an order by the trial court that refused to certify a class. Plaintiffs subsequently voluntarily dismissed the Davies case with prejudice. In August 2011, the United States Court of Appeals for the Seventh Circuit affirmed the Illinois federal district court's dismissal of "Lights" claims brought against PM USA in the Cleary case.

In Oregon (Pearson), a state court denied plaintiff's motion for interlocutory review of the trial court's refusal to certify a class. In February 2007, PM USA filed a motion for summary judgment based on federal preemption and the Oregon statutory exemption. In September 2007, the district court granted PM USA's motion based on express preemption under the FCLAA, and plaintiffs appealed this dismissal and the class certification denial to the Oregon Court of Appeals. Argument was held in April 2010.

In Curtis, on May 30, 2012, the Minnesota Supreme Court affirmed the trial court's entry of summary judgment in favor of PM USA on the remaining consumer protection claims, concluding this litigation. See State Trial Court Class Certifications below for a discussion of this case.

Other Developments

In December 2009, the state trial court in the Carroll (formerly known as Holmes) case (pending in Delaware) denied PM USA's motion for summary judgment based on an exemption provision in the Delaware Consumer Fraud Act. In January 2011, the trial court allowed the plaintiffs to file an amended complaint substituting class representatives and naming Altria Group, Inc. and PMI as additional defendants. In July 2011, the parties stipulated to the dismissal without prejudice of Altria Group, Inc. and PMI. The stipulation is signed by the parties but not yet approved by the trial court. See Guarantees for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

In June 2007, the United States Supreme Court reversed the lower court rulings in the Miner (formerly known as Watson) case that denied plaintiffs' motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendants' contention that the case must be tried in federal court under the "federal officer" statute. The case was removed to federal court in Arkansas and the case was transferred to the MDL proceeding discussed above. In November 2010, the district court in the MDL proceeding remanded the case to Arkansas state court. In December 2011, the plaintiffs voluntarily dismissed their claims against Altria Group, Inc. without prejudice.

The Price Case

Trial in the Price case commenced in state court in Illinois in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In December 2005, the Illinois Supreme Court reversed the trial court's judgment in favor of the plaintiffs. In November 2006, the United States Supreme Court denied plaintiffs' petition for writ of certiorari and, in December 2006, the Circuit Court of Madison County enforced the Illinois Supreme Court's mandate and dismissed the case with prejudice.

In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the judgment entered by the trial court on remand from the 2005 Illinois Supreme Court decision overturning the verdict on the ground that the United States Supreme Court's December 2008 decision in Good demonstrated that the Illinois Supreme Court's decision was "inaccurate." PM USA filed a motion to dismiss plaintiffs' petition and, in February 2009, the trial court granted PM USA's motion on the basis that the petition was not timely filed. In March 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois. In February 2011, the intermediate appellate court ruled that the petition was timely filed and reversed the trial court's dismissal of the plaintiffs' petition and, in September 2011, the Illinois Supreme Court declined PM USA's petition for review. As a result, the case has returned to the trial court for proceedings on whether the court should grant the plaintiffs' petition to reopen the prior judgment. In February 2012, plaintiffs filed an amended petition, which PM USA opposes. Subsequently, in responding to PM USA's opposition to the amended petition, plaintiffs asked the trial court to reinstate the original judgment.  A hearing on PM USA's opposition to plaintiffs' amended petition is scheduled for August 21, 2012.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In June 2009, the plaintiff in an individual smoker lawsuit (Kelly) brought on behalf of an alleged smoker of "Lights" cigarettes in Madison County, Illinois state court filed a motion seeking a declaration that his claims under the Illinois Consumer Fraud Act are not (i) barred by the exemption in that statute based on his assertion that the Illinois Supreme Court's decision in Price is no longer good law in light of the decisions by the United States Supreme Court in Good and Watson, and (ii) preempted in light of the United States Supreme Court's decision in Good. In September 2009, the court granted plaintiff's motion as to federal preemption, but denied it with respect to the state statutory exemption.

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in Massachusetts (Aspinall), Minnesota (Curtis), Missouri (Larsen) and New Hampshire (Lawrence). Significant developments in these cases include:

•
Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA's motion for summary judgment and granted plaintiffs' motion for summary judgment on the defenses of federal preemption and a state law exemption to Massachusetts' consumer protection statute. On motion of the parties, the trial court subsequently reported its decision to deny summary judgment to the appeals court for review and stayed further proceedings pending completion of the appellate review. In December 2008, subsequent to the United States Supreme Court's decision in Good, the Massachusetts Supreme Judicial Court issued an order requesting that the parties advise the court within 30 days whether the Good decision is dispositive of federal preemption issues pending on appeal. In January 2009, PM USA notified the Massachusetts Supreme Judicial Court that Good is dispositive of the federal preemption issues on appeal, but requested further briefing on the state law statutory exemption issue. In March 2009, the Massachusetts Supreme Judicial Court affirmed the order denying summary judgment to PM USA and granting the plaintiffs' cross-motion. In January 2010, plaintiffs moved for partial summary judgment as to liability claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government's Lawsuit described above). In March 2012, the trial court denied plaintiffs' motion.

•
Curtis: In April 2005, the Minnesota Supreme Court denied PM USA's petition for interlocutory review of the trial court's class certification order. In October 2009, the trial court denied plaintiffs' motion for partial summary judgment, filed in February 2009, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government's Lawsuit described above). In October 2009, the trial court granted PM USA's motion for partial summary judgment as to all consumer protection counts and, in December 2009, dismissed the case in its entirety. In December 2010, the Minnesota Court of Appeals reversed the trial court's dismissal of the case and affirmed the trial court's prior certification of the class under Minnesota's consumer protection statutes. The Court of Appeals also affirmed the trial court's denial of the plaintiffs' motion for partial summary judgment claiming collateral estoppel from the findings in the case brought by the Department of Justice. PM USA's petition for review with the Minnesota Supreme Court was granted in March 2011. On May 30, 2012, the Minnesota Supreme Court vacated the Minnesota Court of Appeals decision and affirmed the trial court's entry of judgment in favor of PM USA on the consumer protection claims, finding that the plaintiffs' claims under Minnesota's consumer protection law were barred by the State Settlement Agreement signed in 1998 by Minnesota. This litigation has now concluded.

•
Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiffs' motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995 - 2003. In June 2010, PM USA's motion for partial summary judgment regarding plaintiffs' request for punitive damages was denied. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government's Lawsuit described above). The plaintiffs' motion was denied in December 2010. In June 2011, PM USA filed various summary judgment motions challenging the plaintiffs' claims. In August 2011, the trial court granted PM USA's motion for partial summary judgment, ruling that plaintiffs could not present a damages claim based on allegations that Marlboro Lights are more dangerous than Marlboro Reds. The trial court denied PM USA's remaining summary judgment motions. Trial in the case began in September 2011 and, in October 2011 the court declared a mistrial after the jury failed to reach a verdict. The court has scheduled a new trial to begin on January 21, 2013.

•	Lawrence: In November 2010, the trial court certified a class consisting of all persons who purchased Marlboro

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Lights cigarettes in the state of New Hampshire at any time from the date the brand was introduced into commerce until the date trial in the case begins. PM USA's motion for reconsideration of this decision was denied in January 2011. In September 2011, the New Hampshire Supreme Court accepted review of the class certification decision. Argument was heard on June 7, 2012.

Certain Other Tobacco-Related Litigation

Tobacco Price Case: As of July 23, 2012, one case remains pending in Kansas (Smith) in which plaintiffs allege that defendants, including PM USA and Altria Group, Inc., conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs' motion for class certification has been granted. In March 2012, the trial court granted defendants' motions for summary judgment. Plaintiffs sought the trial court's reconsideration of its decision, but on June 22, 2012, the trial court denied plaintiffs' motion for reconsideration. Plaintiffs have appealed the decision to the Court of Appeals of Kansas.

Case Under the California Business and Professions Code: In June 1997, a lawsuit (Brown) was filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, have violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted as to plaintiffs' claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2004, the trial court granted defendants' motion for summary judgment as to plaintiffs' claims attacking defendants' cigarette advertising and promotion and denied defendants' motion for summary judgment on plaintiffs' claims based on allegedly false affirmative statements. In March 2005, the court granted defendants' motion to decertify the class based on a California law, which inter alia limits the ability to bring a lawsuit to only those plaintiffs who have "suffered injury in fact" and "lost money or property" as a result of defendants' alleged statutory violations ("Proposition 64").

In September 2006, an intermediate appellate court affirmed the trial court's order decertifying the class. In May 2009, the California Supreme Court reversed the trial court decision that was affirmed by the appellate court and remanded the case to the trial court. In March 2010, the trial court granted reconsideration of its September 2004 order granting partial summary judgment to defendants with respect to plaintiffs' "Lights" claims on the basis of judicial decisions issued since its order was issued, including the United States Supreme Court's ruling in Good, thereby reinstating plaintiffs' "Lights" claims. Since the trial court's prior ruling decertifying the class was reversed on appeal by the California Supreme Court, the parties and the court are treating all claims currently being asserted by the plaintiffs as certified, subject, however, to defendants' challenge to the class representatives' standing to assert their claims. The class is defined as people who, at the time they were residents of California, smoked in California one or more cigarettes between June 10, 1993 and April 23, 2001, and who were exposed to defendants' marketing and advertising activities in California.

In July 2010, plaintiffs filed a motion seeking collateral estoppel effect from the findings in the case brought by the Department of Justice (see Federal Government's Lawsuit described above). In September 2010, plaintiffs filed a motion for preliminary resolution of legal issues regarding restitutionary relief. The trial court denied both of plaintiffs' motions in November 2010. In November 2010, defendants filed a motion seeking a determination that Brown class members who were also part of the class in Daniels (a previously disclosed consumer fraud case in which the California Supreme Court affirmed summary judgment in PM USA's favor based on preemption and First Amendment grounds) are precluded by the Daniels judgment from recovering in Brown. This motion was denied in December 2010. Defendants sought review of this decision before the Fourth District Court of Appeal but were denied review in March 2011. In January 2012, defendants filed motions for a determination that the class representatives lack standing and are not typical or adequate to represent the class and to decertify the class. On May 24, 2012, the trial court decertified the class as to plaintiffs' claims alleging that the defendants falsely denied nicotine manipulation and that they concealed the dangers and addictiveness of smoking, finding that none of the named representatives could adequately represent the class on these issues. The trial court denied defendants' decertification motion as to the claim regarding "Lights" cigarettes and found that only one of the four named class representatives may assert this claim. As a result, the case is proceeding as a "Lights"-only class action brought by the sole remaining class representative. The trial court also continued the trial date from October 5, 2012 to April 19, 2013. On July 23, 2012, defendants filed a petition in the Court of Appeal asking the court to issue a writ of mandate ordering the trial court to vacate its denial of defendants' motion to decertify and to instead decertify the class.

Ignition Propensity Cases: PM USA is currently facing litigation in which plaintiffs contend that fires caused by cigarettes led to other individuals' deaths. In one case filed in federal court in Massachusetts (Sarro), PM USA filed in November 2010 a motion for summary judgment, which motion was granted in March 2012. Plaintiffs agreed not to appeal the

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

summary judgment ruling in exchange for PM USA's waiver of costs, concluding this litigation. In a Kentucky case (Walker), the federal district court denied plaintiffs' motion to remand the case to state court and dismissed plaintiffs' claims in February 2009. Plaintiffs subsequently filed a notice of appeal. In October 2011, the United States Court of Appeals for the Sixth Circuit reversed the portion of the district court decision that denied remand of the case to Kentucky state court and remanded the case to Kentucky state court. The Sixth Circuit did not address the merits of the district court's dismissal order. Defendants' petition for rehearing with the Sixth Circuit was denied in December 2011.

False Claims Act Case: PM USA is a defendant in a qui tam action filed in the United States District Court for the District of Columbia (United States ex rel. Oliver) alleging violation of the False Claims Act in connection with sales of cigarettes to the U.S. military. The relator contends that PM USA violated "most favored customer" provisions in government contracts and regulations by selling cigarettes to non-military customers in overseas markets at more favorable prices than it sold to the U.S. military exchange services for resale on overseas military bases in those same markets. The relator has dropped Altria Group, Inc. as a defendant and has dropped claims related to post-MSA price increases on cigarettes sold to the U.S. military.

Argentine Grower Cases: PM USA and Altria Group, Inc. are defendants in two cases (Hupan) and (Chalanuk) filed in Delaware state court against multiple defendants by the parents of minor Argentine children born with alleged birth defects. Plaintiffs in these cases allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., an alleged subsidiary of PMI, and that they and their infant children were exposed directly and in utero to hazardous herbicides and pesticides used in the production and cultivation of tobacco. Plaintiffs seek compensatory and punitive damages against all defendants under U.S. and Argentine law. Altria Group, Inc. and PM USA are in discussions with PMI regarding indemnification for these cases pursuant to the Distribution Agreement between Altria Group, Inc. and PMI. See Guarantees for a discussion of the Distribution Agreement.

UST Litigation

Claims related to smokeless tobacco products generally fall within the following categories:

First, UST and/or its tobacco subsidiaries has been named in certain actions in West Virginia (See In re: Tobacco Litigation above) brought on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers, and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs are five individuals alleging use of USSTC's smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products. USSTC, along with other non-cigarette manufacturers, has remained severed from such proceedings since December 2001.

Second, UST and/or its tobacco subsidiaries has been named in a number of other individual tobacco and health suits. Plaintiffs' allegations of liability in these cases are based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction, and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. USSTC is currently named in one such action in Florida (Vassallo).

Certain Other Actions

IRS Challenges to PMCC Leases
As discussed in Note 7. Segment Reporting, Note 8. Finance Assets, net and Note 10. Income Taxes above, Altria Group, Inc. entered into the Closing Agreement with the IRS on May 22, 2012 that conclusively resolved the federal income tax treatment for all prior and future tax years of certain leveraged lease transactions (referred to by the IRS as lease-in/lease-out ("LILO") and sale-in/lease-out ("SILO") transactions) entered into by PMCC.
Pursuant to the Closing Agreement, Altria Group, Inc. paid $456 million in federal income taxes and related estimated interest with respect to the 2000 through 2010 tax years in June 2012. This payment is net of federal income taxes that Altria Group, Inc. paid on gains associated with sales of assets leased in the LILO and SILO transactions from January 1,

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2008 through December 31, 2011. In addition, Altria Group, Inc. expects to pay approximately $50 million in state taxes and related estimated interest for the 2000 through 2010 tax years. The tax component of these payments represents an acceleration of federal and state income taxes that Altria Group, Inc. would have otherwise paid over the lease terms of the LILO and SILO transactions.
As described in previous reports, the IRS disallowed the tax benefits pertaining to PMCC's LILO and SILO transactions for the 1996 through 2003 tax years and was expected to disallow such benefits for the 2004 through 2009 tax years. Pursuant to the Closing Agreement, the IRS will not assess against Altria Group, Inc. any additional taxes or any penalties in any open tax year through the 2010 tax year related to the LILO and SILO transactions; nor will the IRS impose penalties with respect to any prior tax years. Altria Group, Inc. did not claim tax benefits pertaining to the LILO and SILO transactions in the 2010 and 2011 tax years and, under the terms of the Closing Agreement, will not claim such benefits in future tax years.
As previously reported in June 2011, Altria Group, Inc. recorded a one-time charge of 627 million against its reported earnings related to the tax treatment of the LILO and SILO transactions. In quantifying this charge, Altria Group, Inc. was required to make assumptions regarding the timing and terms of a potential settlement of this matter with the IRS. As a result of differences between those assumptions and the terms of the Closing Agreement, Altria Group, Inc. recorded a one-time net earnings benefit of $68 million to its 2012 second-quarter reported earnings due primarily to lower than estimated interest expense on tax underpayments.
Pursuant to the Closing Agreement, Altria Group, Inc. also agreed to dismiss, with prejudice, the litigation in federal court related to the tax treatment of the LILO and SILO transactions and to relinquish its right to seek refunds for federal taxes and interest previously paid. The court entered the order of dismissal on May 25, 2012 and Altria Group, Inc. reduced both Other assets and tax liabilities on its June 30, 2012 condensed consolidated balance sheet by approximately $750 million, which represents the remaining amount of federal taxes and interest that Altria Group, Inc. previously paid and accounted for as deposits pending the outcome of the LILO and SILO dispute.
Kraft Thrift Plan Cases: Four participants in the Kraft Foods Global, Inc. Thrift Plan ("Kraft Thrift Plan"), a defined contribution plan, filed a class action complaint (George II) on behalf of all participants and beneficiaries of the Kraft Thrift Plan in July 2008 in the United States District Court for the Northern District of Illinois alleging breach of fiduciary duty under the Employee Retirement Income Security Act ("ERISA"). Named defendants in this action include Altria Corporate Services, Inc. (now Altria Client Services Inc.) and certain company committees that allegedly had a relationship to the Kraft Thrift Plan. Plaintiffs request, among other remedies, that defendants restore to the Kraft Thrift Plan all losses improperly incurred.
In December 2009, the court granted in part and denied in part defendants' motion to dismiss plaintiffs' complaint. In addition to dismissing certain claims made by plaintiffs for equitable relief under ERISA as to all defendants, the court dismissed claims alleging excessive administrative fees and mismanagement of company stock funds as to one of the Altria Group, Inc. defendants. In February 2010, the court granted a joint stipulation dismissing the fee and stock fund claims without prejudice as to the remaining defendants, including Altria Client Services Inc. Accordingly, the only claim remaining at this time in George II relates to the alleged negligence of plan fiduciaries for including the Growth Equity Fund and Balanced Fund as Kraft Thrift Plan investment options. Plaintiffs filed a motion for class certification in March 2010, which the court granted in August 2010. Defendants filed a motion for summary judgment in January 2011, and plaintiffs filed a motion for partial summary judgment. In March 2011, defendants filed a motion to vacate the class certification in light of recent federal judicial precedent. In July 2011, the court granted defendants' summary judgment motion in part, finding that claims for periods prior to July 2, 2002 were time barred, and that the defendants properly monitored the funds.  The court also denied plaintiffs' motion for partial summary judgment. Remaining in the case are claims after July 2, 2002 relating to whether it was prudent to retain actively managed investments (Growth Equity Fund and Balanced Fund) in the Kraft Thrift Plan after 1999. In July 2011, the court also granted defendants' motion to vacate the class certification, and allowed plaintiffs leave to file a new motion for class certification in light of recent precedent and the court's summary judgment findings. Plaintiffs' motion to certify the class is pending before the court.
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
The parties have reached a court-approved class-wide settlement that does not require any payment by the Altria Group,

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Inc. defendants. On June 27, 2012, the class-wide settlement for both cases was approved and a final order and judgment was issued.

California Wage and Hour Case

In September 2011, two former sales representatives employed in California by Altria Group Distribution Company ("AGDC") filed a putative class action in the United States District Court for the Northern District of California, under California's wage and hour laws.  The plaintiffs seek overtime pay, recovery of certain wages, reimbursement of business expenses and other non-monetary relief and penalties.  In November 2011, the plaintiffs amended their complaint to add an additional claim for penalties under California's Private Attorney General Act. The case has been transferred to the Central District of California.  In January 2012, AGDC moved to dismiss certain of plaintiffs' claims, which motion was denied on April 16, 2012. Plaintiffs have since dropped all class-action allegations and are proceeding only on the individual claims of the two named plaintiffs. On May 24, 2012, the trial court entered an order striking all class allegations from the complaint. Following this quarter, Altria Group, Inc. will no longer report on this matter.

Environmental Regulation

Altria Group, Inc. and its subsidiaries (and former subsidiaries) are subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States: The Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as "Superfund"), which can impose joint and several liability on each responsible party. Subsidiaries (and former subsidiaries) of Altria Group, Inc. are involved in several matters subjecting them to potential costs of remediation and natural resource damages under Superfund or other laws and regulations. Altria Group, Inc.'s subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations.

Altria Group, Inc. provides for expenses associated with environmental remediation obligations on an undiscounted basis when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change. Other than those amounts, it is not possible to reasonably estimate the cost of any environmental remediation and compliance efforts that subsidiaries of Altria Group, Inc. may undertake in the future. In the opinion of management, however, compliance with environmental laws and regulations, including the payment of any remediation costs or damages and the making of related expenditures, has not had, and is not expected to have, a material adverse effect on Altria Group, Inc.'s consolidated results of operations, capital expenditures, financial position or cash flows.

Guarantees

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At June 30, 2012, subsidiaries of Altria Group, Inc. were also contingently liable for $32 million of guarantees related to their own performance, consisting primarily of surety bonds. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.'s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the "Distribution Agreement"), entered into as a result of Altria Group, Inc.'s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at June 30, 2012 as the fair value of this indemnification is insignificant.

As more fully discussed in Note 12. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria Group, Inc.'s obligations under its outstanding debt securities, borrowings under its senior unsecured 5-year revolving credit agreement (the "Credit Agreement") and amounts outstanding under its commercial paper program.

Redeemable Noncontrolling Interest

In September 2007, Ste. Michelle completed the acquisition of Stag's Leap Wine Cellars through one of its consolidated

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

subsidiaries, Michelle-Antinori, LLC ("Michelle-Antinori"), in which Ste. Michelle holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California ("Antinori"). In connection with the acquisition of Stag's Leap Wine Cellars, Ste. Michelle entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require Ste. Michelle to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori's initial investment of $27 million. The put arrangement became exercisable on September 11, 2010 and has no expiration date. As of June 30, 2012, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized on the condensed consolidated balance sheet for the put arrangement.

The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because redemption is outside of the control of Ste. Michelle. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section on the condensed consolidated balance sheets at June 30, 2012 and December 31, 2011.

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
At June 30, 2012, the respective principal wholly-owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.
The following sets forth the condensed consolidating balance sheets as of June 30, 2012 and December 31, 2011, condensed consolidating statements of earnings and comprehensive earnings for the six and three months ended June 30, 2012 and 2011, and condensed consolidating statements of cash flows for the six months ended June 30, 2012 and 2011 for Altria Group, Inc., PM USA and Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the SEC interpretation and application of Rule 3-10 of SEC Regulation S-X.
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
In the second quarter of 2012, Altria Group, Inc. has revised the classification of cash dividends received from subsidiaries on its condensed consolidating statements of cash flows to present them as cash flows from operating activities.  These amounts were previously classified as cash flows from financing activities.  As other prior period financial information is presented, Altria Group, Inc. will similarly revise the condensed consolidating statements of cash flows in its future filings. The impact of this revision, which Altria Group, Inc. determined is not material to the related financial statements, is to increase cash inflows from operating activities (and decrease cash inflows from financing activities) for Altria Group, Inc. and PM USA as follows:

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Altria Group, Inc.	PM USA
	(in millions)
For the years ended:
December 31, 2011	$3,666	$213
December 31, 2010	$3,438	$179
December 31, 2009	$3,711	$136
For the:
Three months ended March 31, 2012	$923	$59
Nine months ended September 30, 2011	$2,702	$110
Six months ended June 30, 2011	$1,783	$55
Three months ended March 31, 2011	$890	$26

There was no impact on Altria Group, Inc.'s consolidated statements of cash flows.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
June 30, 2012
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Consumer products
Cash and cash equivalents	$1,502	$—	$26	$—	$1,528
Receivables	164	17	75	—	256
Inventories:
Leaf tobacco	—	445	354	—	799
Other raw materials	—	135	49	—	184
Work in process	—	4	265	—	269
Finished product	—	180	252	—	432
	—	764	920	—	1,684
Due from Altria Group, Inc. and subsidiaries	986	1,909	1,608	(4,503)	—
Deferred income taxes	9	1,157	41	—	1,207
Other current assets	85	312	71	—	468
Total current assets	2,746	4,159	2,741	(4,503)	5,143
Property, plant and equipment, at cost	2	3,294	1,454	—	4,750
Less accumulated depreciation	2	2,074	543	—	2,619
	—	1,220	911	—	2,131
Goodwill	—	—	5,174	—	5,174
Other intangible assets, net	—	2	12,086	—	12,088
Investment in SABMiller	6,486	—	—	—	6,486
Investment in consolidated subsidiaries	9,411	3,028	—	(12,439)	—
Due from Altria Group, Inc. and subsidiaries	4,500	—	—	(4,500)	—
Other assets	191	553	100	(372)	472
Total consumer products assets	23,334	8,962	21,012	(21,814)	31,494
Financial services
Finance assets, net	—	—	3,012	—	3,012
Other assets	—	—	41	—	41
Total financial services assets	—	—	3,053	—	3,053
Total Assets	$23,334	$8,962	$24,065	$(21,814)	$34,547

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
June 30, 2012
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Consumer products
Current portion of long-term debt	$—	$—	$600	$—	$600
Accounts payable	69	127	139	—	335
Accrued liabilities:
Marketing	—	564	17	—	581
Taxes, except income taxes	—	203	15	—	218
Employment costs	25	9	76	—	110
Settlement charges	—	2,178	6	—	2,184
Other	308	552	357	—	1,217
Income taxes	—	—	—	—	—
Dividends payable	836	—	—	—	836
Due to Altria Group, Inc. and subsidiaries	2,506	349	1,316	(4,171)	—
Total current liabilities	3,744	3,982	2,526	(4,171)	6,081
Long-term debt	12,790	—	299	—	13,089
Deferred income taxes	2,046	—	3,400	(372)	5,074
Accrued pension costs	230	—	909	—	1,139
Accrued postretirement health care costs	—	1,557	810	—	2,367
Due to Altria Group, Inc. and subsidiaries	—	—	4,500	(4,500)	—
Other liabilities	251	203	152	—	606
Total consumer products liabilities	19,061	5,742	12,596	(9,043)	28,356
Financial services
Deferred income taxes	—	—	1,764	—	1,764
Due to Altria Group, Inc. and subsidiaries	—	—	332	(332)	—
Other liabilities	—	—	119	—	119
Total financial services liabilities	—	—	2,215	(332)	1,883
Total liabilities	19,061	5,742	14,811	(9,375)	30,239
Contingencies
Redeemable noncontrolling interest	—	—	33	—	33
Stockholders' Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,647	3,321	10,215	(13,536)	5,647
Earnings reinvested in the business	24,334	205	593	(798)	24,334
Accumulated other comprehensive losses	(1,674)	(306)	(1,598)	1,904	(1,674)
Cost of repurchased stock	(24,969)	—	—	—	(24,969)
Total stockholders’ equity attributable to Altria Group, Inc.	4,273	3,220	9,219	(12,439)	4,273
Noncontrolling interests	—	—	2	—	2
Total stockholders’ equity	4,273	3,220	9,221	(12,439)	4,275
Total Liabilities and Stockholders’ Equity	$23,334	$8,962	$24,065	$(21,814)	$34,547

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
December 31, 2011
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Consumer products
Cash and cash equivalents	$3,245	$—	$25	$—	$3,270
Receivables	174	16	78	—	268
Inventories:
Leaf tobacco	—	565	369	—	934
Other raw materials	—	128	42	—	170
Work in process	—	4	312	—	316
Finished product	—	126	233	—	359
	—	823	956	—	1,779
Due from Altria Group, Inc. and subsidiaries	403	3,007	1,765	(5,175)	—
Deferred income taxes	9	1,157	41	—	1,207
Other current assets	6	430	247	(76)	607
Total current assets	3,837	5,433	3,112	(5,251)	7,131
Property, plant and equipment, at cost	2	3,280	1,446	—	4,728
Less accumulated depreciation	2	2,005	505	—	2,512
	—	1,275	941	—	2,216
Goodwill	—	—	5,174	—	5,174
Other intangible assets, net	—	2	12,096	—	12,098
Investment in SABMiller	5,509	—	—	—	5,509
Investment in consolidated subsidiaries	7,009	3,035	—	(10,044)	—
Due from Altria Group, Inc. and subsidiaries	6,500	—	—	(6,500)	—
Other assets	941	586	111	(381)	1,257
Total consumer products assets	23,796	10,331	21,434	(22,176)	33,385
Financial services
Finance assets, net	—	—	3,559	—	3,559
Due from Altria Group, Inc. and subsidiaries	—	—	292	(292)	—
Other assets	—	—	18	—	18
Total financial services assets	—	—	3,869	(292)	3,577
Total Assets	$23,796	$10,331	$25,303	$(22,468)	$36,962

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
December 31, 2011
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Consumer products
Current portion of long-term debt	$—	$—	$600	$—	$600
Accounts payable	69	159	275	—	503
Accrued liabilities:
Marketing	—	390	40	—	430
Taxes, except income taxes	—	209	11	—	220
Employment costs	29	12	184	—	225
Settlement charges	—	3,508	5	—	3,513
Other	384	620	383	(76)	1,311
Dividends payable	841	—	—	—	841
Due to Altria Group, Inc. and subsidiaries	3,792	474	1,201	(5,467)	—
Total current liabilities	5,115	5,372	2,699	(5,543)	7,643
Long-term debt	12,790	—	299	—	13,089
Deferred income taxes	1,787	—	3,345	(381)	4,751
Accrued pension costs	236	—	1,426	—	1,662
Accrued postretirement health care costs	—	1,562	797	—	2,359
Due to Altria Group, Inc. and subsidiaries	—	—	6,500	(6,500)	—
Other liabilities	188	216	198	—	602
Total consumer products liabilities	20,116	7,150	15,264	(12,424)	30,106
Financial services
Deferred income taxes	—	—	2,811	—	2,811
Other liabilities	—	—	330	—	330
Total financial services liabilities	—	—	3,141	—	3,141
Total liabilities	20,116	7,150	18,405	(12,424)	33,247
Contingencies
Redeemable noncontrolling interest	—	—	32	—	32
Stockholders' Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,674	3,283	8,238	(11,521)	5,674
Earnings reinvested in the business	23,583	210	265	(475)	23,583
Accumulated other comprehensive losses	(1,887)	(312)	(1,649)	1,961	(1,887)
Cost of repurchased stock	(24,625)	—	—	—	(24,625)
Total stockholders’ equity attributable to Altria Group, Inc.	3,680	3,181	6,863	(10,044)	3,680
Noncontrolling interests	—	—	3	—	3
Total stockholders’ equity	3,680	3,181	6,866	(10,044)	3,683
Total Liabilities and Stockholder’s Equity	$23,796	$10,331	$25,303	$(22,468)	$36,962

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For The Six Months Ended June 30, 2012
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$10,646	$1,500	$(12)	$12,134
Cost of sales	—	3,475	415	(12)	3,878
Excise taxes on products	—	3,411	149	—	3,560
Gross profit	—	3,760	936	—	4,696
Marketing, administration and research costs	87	918	125	—	1,130
Asset impairment and exit costs	—	36	1	—	37
Amortization of intangibles	—	—	10	—	10
Operating (expense) income	(87)	2,806	800	—	3,519
Interest and other debt expense (income), net	367	(1)	220	—	586
Earnings from equity investment in SABMiller	(743)	—	—	—	(743)
Earnings before income taxes and equity earnings of subsidiaries	289	2,807	580	—	3,676
Provision for income taxes	55	1,040	160	—	1,255
Equity earnings of subsidiaries	2,186	107	—	(2,293)	—
Net earnings	2,420	1,874	420	(2,293)	2,421
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria Group, Inc.	$2,420	$1,874	$419	$(2,293)	$2,420

Net earnings	$2,420	$1,874	$420	$(2,293)	$2,421
Other comprehensive earnings, net of deferred income taxes	213	6	51	(57)	213
Comprehensive earnings	2,633	1,880	471	(2,350)	2,634
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$2,633	$1,880	$470	$(2,350)	$2,633

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For The Six Months Ended June 30, 2011
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$10,698	$877	$(12)	$11,563
Cost of sales	—	3,455	382	(12)	3,825
Excise taxes on products	—	3,452	166	—	3,618
Gross profit	—	3,791	329	—	4,120
Marketing, administration and research costs	84	1,052	136	—	1,272
Asset impairment and exit costs	—	3	—	—	3
Amortization of intangibles	—	—	11	—	11
Operating (expense) income	(84)	2,736	182	—	2,834
Interest and other debt expense, net	340	4	228	—	572
Earnings from equity investment in SABMiller	(344)	—	—	—	(344)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(80)	2,732	(46)	—	2,606
(Benefit) provision for income taxes	(71)	1,016	279	—	1,224
Equity earnings of subsidiaries	1,390	67	—	(1,457)
Net earnings (loss)	1,381	1,783	(325)	(1,457)	1,382
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings (loss) attributable to Altria Group, Inc.	$1,381	$1,783	$(326)	$(1,457)	$1,381

Net earnings (loss)	$1,381	$1,783	$(325)	$(1,457)	$1,382
Other comprehensive earnings, net of deferred income taxes	205	7	53	(60)	205
Comprehensive earnings (loss)	1,586	1,790	(272)	(1,517)	1,587
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings (loss) attributable to Altria Group, Inc.	$1,586	$1,790	$(273)	$(1,517)	$1,586

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For The Three Months Ended June 30, 2012
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,724	$769	$(6)	$6,487
Cost of sales	—	1,876	216	(6)	2,086
Excise taxes on products	—	1,834	73	—	1,907
Gross profit		2,014	480		2,494
Marketing, administration and research costs	53	487	56	—	596
Asset impairment and exit costs	—	16	—	—	16
Amortization of intangibles	—	—	5	—	5
Operating (expense) income	(53)	1,511	419	—	1,877
Interest and other debt expense, net	182	—	111	—	293
Earnings from equity investment in SABMiller	(223)	—	—	—	(223)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(12)	1,511	308	—	1,807
(Benefit) provision for income taxes	(29)	558	52	—	581
Equity earnings of subsidiaries	1,208	58	—	(1,266)	—
Net earnings	1,225	1,011	256	(1,266)	1,226
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria Group, Inc.	$1,225	$1,011	$255	$(1,266)	$1,225

Net earnings	$1,225	$1,011	$256	$(1,266)	$1,226
Other comprehensive earnings, net of deferred income taxes	11	7	30	(37)	11
Comprehensive earnings	1,236	1,018	286	(1,303)	1,237
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$1,236	$1,018	$285	$(1,303)	$1,236

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For The Three Months Ended June 30, 2011
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,687	$239	$(6)	$5,920
Cost of sales	—	1,838	198	(6)	2,030
Excise taxes on products	—	1,833	85	—	1,918
Gross profit (loss)		2,016	(44)		1,972
Marketing, administration and research costs	39	554	78	—	671
Asset impairment and exit costs	—	1	—	—	1
Amortization of intangibles	—	—	5	—	5
Operating (expense) income	(39)	1,461	(127)		1,295
Interest and other debt expense, net	175	6	113	—	294
Earnings from equity investment in SABMiller	(155)	—	—	—	(155)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(59)	1,455	(240)		1,156
(Benefit) provision for income taxes	(41)	543	210	—	712
Equity earnings of subsidiaries	462	42	—	(504)	—
Net earnings (loss) attributable to Altria Group, Inc.	$444	$954	$(450)	$(504)	$444

Net earnings (loss) attributable to Altria Group, Inc.	$444	$954	$(450)	$(504)	$444
Other comprehensive earnings, net of deferred income taxes	112	3	27	(30)	112
Comprehensive earnings (loss) attributable to Altria Group, Inc.	$556	$957	$(423)	$(534)	$556

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For The Six Months Ended June 30, 2012
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by (Used In) Operating Activities
Net cash provided by operating activities	$714	$935	$229	$(1,963)	$(85)
Cash Provided by (Used In) Investing Activities
Consumer products
Capital expenditures	—	(11)	(28)	—	(39)
Other	—	—	(3)	—	(3)
Financial services
Proceeds from finance assets	—	—	552	—	552
Net cash (used in) provided by investing activities	—	(11)	521	—	510
Cash Provided by (Used In) Financing Activities
Consumer products
Repurchases of common stock	(360)	—	—	—	(360)
Dividends paid on common stock	(1,674)	—	—	—	(1,674)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(424)	960	(536)	—	—
Cash dividends paid to parent	—	(1,845)	(118)	1,963	—
Other	1	(39)	(95)	—	(133)
Net cash used in financing activities	(2,457)	(924)	(749)	1,963	(2,167)
Cash and cash equivalents:
(Decrease) Increase	(1,743)	—	1	—	(1,742)
Balance at beginning of period	3,245	—	25	—	3,270
Balance at end of period	$1,502	$—	$26	$—	$1,528

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For The Six Months Ended June 30, 2011
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by (Used In) Operating Activities
Net cash provided by (used in) operating activities	$1,356	$1,022	$(61)	$(1,838)	$479
Cash Provided by (Used In) Investing Activities
Consumer products
Capital expenditures	—	(10)	(30)	—	(40)
Other	—	1	—	—	1
Financial services
Proceeds from finance assets	—	—	129	—	129
Net cash (used in) provided by investing activities	—	(9)	99	—	90
Cash Provided by (Used In) Financing Activities
Consumer products
Long-term debt issued	1,494	—	—	—	1,494
Repurchases of common stock	(575)	—	—	—	(575)
Dividends paid on common stock	(1,589)	—	—	—	(1,589)
Issuances of common stock	29	—	—	—	29
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(975)	880	95	—	—
Financing fees and debt issuance costs	(23)	—	—	—	(23)
Cash dividends paid to parent	—	(1,783)	(55)	1,838	—
Other	26	(110)	(71)	—	(155)
Net cash used in financing activities	(1,613)	(1,013)	(31)	1,838	(819)
Cash and cash equivalents:
(Decrease) Increase	(257)	—	7	—	(250)
Balance at beginning of period	2,298	—	16	—	2,314
Balance at end of period	$2,041	$—	$23	$—	$2,064

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

At June 30, 2012, Altria Group, Inc.'s direct and indirect wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its direct and indirect wholly-owned subsidiaries including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless products and wine. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held an approximate 27.0% economic and voting interest in SABMiller plc (“SABMiller”) at June 30, 2012, which is accounted for under the equity method of accounting. Altria Group, Inc.'s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends. At June 30, 2012, Altria Group, Inc.'s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

Altria Group, Inc.'s chief operating decision maker has been evaluating the operating results of the former cigarettes and cigars segments as a single smokeable products segment since January 1, 2012. The combination of these two formerly separate segments is related to the restructuring associated with a cost reduction program announced in October 2011 (the “2011 Cost Reduction Program”). Also, in connection with the 2011 Cost Reduction Program, effective January 1, 2012, Middleton became a wholly-owned subsidiary of PM USA, reflecting management's goal to achieve efficiencies in the management of these businesses. Effective with the first quarter of 2012, Altria Group, Inc.'s reportable segments are smokeable products, smokeless products, wine and financial services. As a result of the revised reportable segments and Middleton becoming a wholly-owned subsidiary of PM USA, certain prior period amounts have been recast to conform with the current-period presentation. For further discussion on the 2011 Cost Reduction Program, see Note 2. Asset Impairment, Exit, Implementation and Integration Costs to the condensed consolidated financial statements (“Note 2”).

First Quarter 2012 Financial Statement Revision

During the second quarter of 2012, Altria Group, Inc. determined that it had not recorded in its financial statements for the three months ended March 31, 2012, its share of non-cash gains from its equity investment in SABMiller, relating to SABMiller's strategic alliance transactions with Anadolu Efes and Castel that were closed during the first quarter of 2012. Because Altria Group, Inc. did not record these gains, it understated by $342 million, $222 million and $0.11 earnings from equity investment in SABMiller, net earnings/comprehensive earnings, and diluted earnings per share attributable to Altria Group, Inc., respectively, for the three months ended March 31, 2012. Additionally, Altria Group, Inc. understated its investment in SABMiller, long-term liability for deferred income taxes and total stockholders' equity by $342 million, $120 million and $222 million, respectively, at March 31, 2012. There was no impact on net cash flows from operating, investing or financing activities for the three months ended March 31, 2012. Altria Group, Inc. assessed the materiality of these understatements in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 99 “Materiality” and determined that the impact was not material to Altria Group, Inc.'s financial statements as of and for the three months ended March 31, 2012. Accordingly, Altria Group, Inc. has determined that it is appropriate to revise its first quarter 2012 financial statements and has reflected this revision in the financial statements as of and for the six months ended June 30, 2012. Financial results for the three months ended March 31, 2012 reported in future filings will reflect this revision.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Results of Operations for the Six Months Ended June 30, 2012: The changes in Altria Group, Inc.'s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the six months ended June 30, 2012, from the six months ended June 30, 2011, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the six months ended June 30, 2011	$1,381	$0.66

2011 Asset impairment, exit and integration costs	3	—
2011 SABMiller special items	16	0.01
2011 PMCC leveraged lease charge (*)	627	0.30
2011 Tobacco and health judgments	24	0.01
2011 UST acquisition-related costs	3	—
Subtotal 2011 special items	673	0.32

2012 Asset impairment, exit and implementation costs	(18)	(0.01)
2012 SABMiller special items	184	0.09
2012 PMCC leveraged lease benefit (*)	68	0.03
2012 Tobacco and health judgments, net	(1)	—
2012 Tax items	(11)	—
Subtotal 2012 special items	222	0.11

Fewer shares outstanding	—	0.03
Operations	144	0.07
For the six months ended June 30, 2012	$2,420	$1.19
* Includes the tax impact of the PMCC leveraged lease benefit/charge.

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Shares Outstanding: Fewer shares outstanding during the six months ended June 30, 2012 compared with the prior-year period were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase programs.

Operations: The increase of $144 million shown in the table above was due primarily to the following:

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

Consolidated Results of Operations for the Three Months Ended June 30, 2012: The changes in Altria Group, Inc.'s net earnings and diluted EPS attributable to Altria Group, Inc. for the three months ended June 30, 2012, from the three months ended June 30, 2011, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended June 30, 2011	$444	$0.21

2011 Asset impairment, exit and integration costs	2	—
2011 SABMiller special items	37	0.02
2011 PMCC leveraged lease charge (*)	627	0.30
2011 Tobacco and health judgments	24	0.01
Subtotal 2011 special items	690	0.33

2012 Asset impairment, exit and implementation costs	(15)	(0.01)
2012 SABMiller special items	(13)	(0.01)
2012 PMCC leveraged lease benefit (*)	68	0.03
2012 Tobacco and health judgments, net	(1)	—
2012 Tax items	(11)	—
Subtotal 2012 special items	28	0.01

Fewer shares outstanding	—	0.02
Operations	63	0.03
For the three months ended June 30, 2012	$1,225	$0.60
* Includes the tax impact of the PMCC leveraged lease benefit/charge.

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Shares Outstanding: Fewer shares outstanding during the three months ended June 30, 2012 compared with the prior-year period were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase programs.

Operations: The increase of $63 million shown in the table above was due primarily to the following:

•	Higher income from the smokeable products, smokeless products and financial services segments; and

•	Higher equity earnings from SABMiller (excluding SABMiller special items).

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2012 Forecasted Results: In May 2012, Altria Group, Inc. revised its 2012 full-year reported diluted EPS forecast to a range of $2.28 to $2.34 from a range of $2.14 to $2.20. This revised forecast reflects Altria Group, Inc.'s share of non-cash gains resulting from SABMiller's strategic alliance transactions with Anadolu Efes and Castel and a one-time net earnings benefit associated with the federal income tax treatment of certain PMCC leveraged lease transactions discussed further below. In July 2012, as a result of its first-half performance, Altria Group, Inc. revised its 2012 full year reported diluted EPS forecast to a range of $2.29 to $2.33. The 2012 full-year reported diluted EPS forecast includes total estimated net income of $0.10 per share as detailed in the table below, as compared with 2011 full-year reported diluted EPS of $1.64, which included $0.41 per share of net expenses, as detailed in the table below. In addition, in July 2012, Altria Group, Inc. revised its 2012 full year forecast for adjusted diluted EPS, which excludes the net income in the table below, representing a growth rate of 7% to 9% over 2011 full-year adjusted diluted EPS. Altria Group, Inc. anticipates adjusted diluted EPS growth to moderate in the second half of 2012 compared to the first half of 2012, with stronger adjusted diluted EPS growth expected in the fourth quarter compared to the third quarter of 2012.

The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

(Income) Expense, Net, Included in Reported Diluted EPS
	2012	2011
Asset impairment, exit, implementation and integration costs	$0.02	$0.07
SABMiller special items	(0.09)	0.03
PMCC leveraged lease (benefit) charge	(0.03)	0.30
Tobacco and health judgments	—	0.05
Tax items*	—	(0.04)
	$(0.10)	$0.41
* Excludes the tax impact included in the PMCC leveraged lease (benefit) charge.

Adjusted diluted EPS is a financial measure that is not consistent with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Altria Group, Inc.'s management reviews diluted EPS on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items include restructuring charges, SABMiller special items, certain PMCC leveraged lease items, certain tax items, and tobacco and health judgments. Altria Group, Inc.'s management does not view any of these special items to be part of its sustainable results as they may be highly variable and difficult to predict and can distort underlying business trends and results. Altria Group, Inc.'s management believes it is appropriate to disclose this non-GAAP financial measure to provide useful insight into underlying business trends and results, and to provide a more meaningful comparison of year-over-year results. Adjusted measures are used by management and regularly provided to Altria Group, Inc.'s chief operating decision maker for planning, forecasting and evaluating the performances of Altria Group, Inc.'s businesses, including allocating resources and evaluating results relative to employee compensation targets. This information should be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.

Discussion and Analysis

Consolidated Operating Results

See pages 95-98 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net revenues:
Smokeable products	$11,003	$11,001	$5,903	$5,858
Smokeless products	806	783	426	404
Wine	241	217	128	116
Financial services	84	(438)	30	(458)
Net revenues	$12,134	$11,563	$6,487	$5,920

Excise taxes on products:
Smokeable products	$3,497	$3,557	$1,875	$1,887
Smokeless products	54	53	27	27
Wine	9	8	5	4
Excise taxes on products	$3,560	$3,618	$1,907	$1,918

Operating income:
Operating companies income (loss):
Smokeable products	$3,079	$2,952	$1,640	$1,583
Smokeless products	432	415	240	222
Wine	37	31	22	19
Financial services	87	(442)	35	(463)
Amortization of intangibles	(10)	(11)	(5)	(5)
General corporate expenses	(106)	(111)	(55)	(61)
Operating income	$3,519	$2,834	$1,877	$1,295

As discussed further in Note 7. Segment Reporting to the condensed consolidated financial statements, Altria Group, Inc.'s chief operating decision maker reviews operating companies income to evaluate the performance of and allocate resources to the segments. Operating companies income for the segments is defined as operating income before amortization of intangibles and general corporate expenses. Management believes it is appropriate to disclose this measure to help investors analyze business performance and trends of the various business segments.

The following events that occurred during the six and three months ended June 30, 2012 and 2011 affected the comparability of statement of earnings amounts.

•	Asset Impairment, Exit, Implementation and Integration Costs: For the six and three months ended June 30, 2012, pre-tax asset impairment, exit and implementation costs consisted of the following:

	For The Six Months Ended June 30, 2012			For The Three Months Ended June 30, 2012
	Asset Impairment and Exit Costs	Implementation (Gain) Costs	Total	Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
Smokeable products	$23	$(12)	$11	$16	$9	$25
Smokeless products	14	5	19	—	—	—
General corporate	—	(1)	(1)	—	—	—
Total	$37	$(8)	$29	$16	$9	$25

For the six and three months ended June 30, 2011, total pre-tax asset impairment and exit costs were $3 million and $1 million, respectively, all of which were reported in the smokeable products segment. In addition, total pre-tax integration costs of $2 million were reported in the smokeless products segment for both the six and three months ended June 30, 2011. There were no implementation costs incurred during the six months ended June 30, 2011.

In October 2011, Altria Group, Inc. announced the 2011 Cost Reduction Program for its tobacco and service company subsidiaries, reflecting Altria Group, Inc.'s objective to reduce cigarette-related infrastructure ahead of PM USA's cigarette volume declines. Total pre-tax charges, net, incurred since the inception of this program through June 30, 2012 were $253 million. Altria Group, Inc. expects to incur additional pre-tax charges of approximately $47 million during the remainder of 2012, and believes that the program remains on track to deliver $400 million in annualized savings against previously planned spending by the end of 2013.

Altria Group, Inc. had a severance liability balance of $97 million at June 30, 2012 related to its restructuring programs, most of which is expected to be paid out by the end of 2012.

For further details on asset impairment, exit, implementation and integration costs, see Note 2.

•
SABMiller Special Items: Altria Group, Inc.'s earnings from its equity investment in SABMiller for the six months ended June 30, 2012 included gains resulting from SABMiller’s strategic alliance transactions with Anadolu Efes and Castel, and a gain related to SABMiller's Australian joint venture. In addition, Altria Group, Inc.'s earnings from its equity investment in SABMiller for the six and three months ended June 30, 2012 included costs for SABMiller's “business capability programme,” costs related to SABMiller's acquisition of Foster's Group Limited, and costs related to SABMiller's economic and social development program in South Africa. Altria Group, Inc.'s earnings from its equity investment in SABMiller for the six and three months ended June 30, 2011 included costs for SABMiller's “business capability programme” and asset impairment charges related to the disposal of a distribution business in Italy. The costs and charges for the six months ended June 30, 2011 were partially offset by gains resulting from SABMiller's hotel and gaming transaction.

•
PMCC Leveraged Lease Benefit/Charge: On May 22, 2012, Altria Group, Inc. entered into a closing agreement (the “Closing Agreement”) with the Internal Revenue Service (“IRS”) that conclusively resolved the federal income tax treatment for all prior and future tax years of certain leveraged lease transactions entered into by PMCC. As a result of the Closing Agreement, Altria Group, Inc. recorded a one-time net earnings benefit of $68 million during the second quarter of 2012 due primarily to lower than estimated interest on tax underpayments.

During the second quarter of 2011, Altria Group, Inc. recorded a charge of $627 million related to the federal income tax treatment of these transactions (the “PMCC Leveraged Lease Charge”). Approximately 50% of the charge ($315 million) represented a reduction in cumulative lease earnings recorded to date that will be recaptured over the remainder of the affected lease terms. The remaining portion of the charge ($312 million) primarily represented a permanent charge for interest on tax underpayments.

For the six and three months ended, June 30, 2012 and 2011, the PMCC leveraged lease (benefit) charge was recorded in Altria Group, Inc.'s condensed consolidated statements of earnings as follows:

	For the Six and Three Months Ended June 30, 2012			For the Six and Three Months Ended June 30, 2011
	Net Revenues	Benefit for Income Taxes	Total	Net Revenues	(Benefit) Provision for Income Taxes	Total
	(in millions)
Reduction to cumulative lease earnings	$7	$(2)	$5	$490	$(175)	$315
Interest on tax underpayments	—	(73)	(73)	—	312	312
Total	$7	$(75)	$(68)	$490	$137	$627

For further discussions of matters related to this benefit/charge, see Note 8. Finance Assets, net to the condensed consolidated financial statements (“Note 8”), Note 10. Income Taxes to the condensed consolidated financial statements (“Note 10”) and Note 11. Contingencies to the condensed consolidated financial statements (“Note 11”).

•
Tobacco and Health Judgments: For the six and three months ended June 30, 2012, Altria Group, Inc. recorded net pre-tax charges of $1 million in the smokeable products segment related to certain tobacco and health judgments. For the six and three months ended June 30, 2011, Altria Group, Inc. recorded pre-tax charges of $36 million in the smokeable products segment related to certain tobacco and health judgments. These charges were included in marketing, administration and research costs on Altria Group, Inc.'s condensed consolidated statements of earnings. In addition, for the six and three months ended June 30. 2011, Altria Group, Inc. recorded interest costs related to these judgments of $5 million. For further discussion, see Note 11.

Consolidated Results of Operations for the Six Months Ended June 30, 2012

The following discussion compares consolidated operating results for the six months ended June 30, 2012, with the six months ended June 30, 2011.

Net revenues, which include excise taxes billed to customers, increased $571 million (4.9%), due primarily to higher net revenues from the financial services (which included the PMCC Leveraged Lease Charge in 2011), wine and smokeless products segments.

Excise taxes on products decreased $58 million (1.6%), due primarily to lower smokeable products shipment volume and lower excise taxes for Middleton.

Cost of sales increased $53 million (1.4%), due primarily to higher per unit settlement charges, higher United States Food and Drug Administration (“FDA”) user fees and implementation costs in 2012 related to the 2011 Cost Reduction Program, partially offset by lower smokeable products shipment volume.

Marketing, administration and research costs decreased $142 million (11.2%), primarily reflecting cost reduction initiatives, which included a postretirement benefit plan curtailment gain in 2012 related to the 2011 Cost Reduction Program and lower net tobacco and health judgments.

Operating income increased $685 million (24.2%), due primarily to higher operating results from the financial services(which included the PMCC Leveraged Lease Charge in 2011), smokeable products and smokeless products segments.

Interest and other debt expense, net, increased $14 million (2.4%), as a result of the issuance of senior unsecured long-term notes in May 2011.

Earnings from Altria Group, Inc.'s equity investment in SABMiller increased $399 million (100+%), due primarily to gains resulting from SABMiller's strategic alliance transactions with Anadolu Efes and Castel in 2012 and higher ongoing equity earnings.

Altria Group, Inc.'s income tax rate decreased 12.9 percentage points to 34.1%, due primarily to a $312 million charge that primarily represents interest on tax underpayments associated with the PMCC Leveraged Lease Charge, which was recorded during the second quarter of 2011. The decrease in the income tax rate was further impacted by a $73 million interest benefit, recorded during the second quarter of 2012, resulting primarily from lower than estimated interest on tax underpayments related to the Closing Agreement with the IRS.

Net earnings attributable to Altria Group, Inc. of $2,420 million increased $1,039 million (75.2%), due primarily to higher operating income, higher earnings from Altria Group, Inc.'s equity investment in SABMiller and a lower effective tax rate. Diluted and basic EPS attributable to Altria Group, Inc. of $1.19, each increased by 80.3% due to higher net earnings attributable to Altria Group, Inc. and fewer shares outstanding.

Consolidated Results of Operations for the Three Months Ended June 30, 2012

The following discussion compares consolidated operating results for the three months ended June 30, 2012, with the three months ended June 30, 2011.

Net revenues, which include excise taxes billed to customers, increased $567 million (9.6%), due primarily to higher net revenues from the financial services (which included the PMCC Leveraged Lease Charge in 2011), smokeable products and smokeless products segments.

Excise taxes on products decreased $11 million (0.6%), due primarily to lower excise taxes for Middleton.

Cost of sales increased $56 million (2.8%), due primarily to higher per unit settlement charges, higher manufacturing costs and higher FDA user fees.

Marketing, administration and research costs decreased $75 million (11.2%), primarily reflecting cost reduction initiatives and lower net tobacco and health judgments.

Operating income increased $582 million (44.9%), due primarily to higher operating results from the financial services (which included the PMCC Leveraged Lease Charge in 2011), smokeable products and smokeless products segments.

Earnings from Altria Group, Inc.'s equity investment in SABMiller increased $68 million (43.9%), due primarily to higher ongoing equity earnings in 2012 and higher charges in 2011 for SABMiller special items.

Altria Group, Inc.'s income tax rate decreased 29.4 percentage points to 32.2%, due primarily to a $312 million charge that primarily represents interest on tax underpayments associated with the PMCC Leveraged Lease Charge, which was recorded during the second quarter of 2011. The decrease in the income tax rate was further impacted by a $73 million interest benefit, recorded during the second quarter of 2012, resulting primarily from lower than estimated interest on tax underpayments related to the execution of the Closing Agreement with the IRS.

Net earnings attributable to Altria Group, Inc. of $1,225 million increased $781million (100+%), due primarily to higher operating income, a lower effective tax rate and higher earnings from Altria Group, Inc.'s equity investment in SABMiller. Diluted and basic EPS attributable to Altria Group, Inc. of $0.60, each increased by 100+% due to higher net earnings attributable to Altria Group, Inc. and fewer shares outstanding.

Operating Results by Business Segment

Tobacco Space

Business Environment

Summary

The United States tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of our tobacco subsidiaries and our consolidated results of operations, cash flows and financial position. These challenges, some of which are discussed in more detail below, in Note 11 and in Cautionary Factors That May Affect Future Results, include:

•	pending and threatened litigation and bonding requirements as discussed in Note 11;

•
restrictions and requirements imposed by the Family Smoking Prevention and Tobacco Control Act (the “FSPTCA”) enacted in June 2009, and restrictions and requirements that have been, and in the future may be, imposed by the FDA under this statute;

•	actual and proposed excise tax increases, as well as changes in tax structures and tax stamping requirements;

•	bans and restrictions on tobacco use imposed by governmental entities and private establishments and employers;

•	other federal, state and local government actions, including:

◦
restrictions on the sale of tobacco products by certain retail establishments, the sale of certain tobacco products with certain characterizing flavors and the sale of tobacco products in certain package sizes;

◦	additional restrictions on the advertising and promotion of tobacco products;

◦	other actual and proposed tobacco product legislation and regulation; and

◦	governmental investigations;

•	the diminishing prevalence of cigarette smoking and increased efforts by tobacco control advocates and others (including employers) to further restrict tobacco use;

•	price gaps and changes in price gaps between premium and lowest price brands;

•	competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation;

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

In addition to and in connection with the foregoing business and legal challenges, our tobacco subsidiaries are subject to evolving adult tobacco consumer preferences. Altria Group, Inc.'s tobacco operating companies believe that a significant number of adult tobacco consumers switch between tobacco categories or use multiple forms of tobacco products and that approximately 30% of adult smokers are interested in spit-free smokeless alternatives to cigarettes. Future success is dependent in part on the ability of Altria Group, Inc. and its subsidiaries to meet these evolving adult consumer preferences by developing over time new products and markets within and potentially outside the United States through technological innovation (including, where appropriate, arrangements with third parties) and pursuit of their adjacency strategies. See Cautionary

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

FSPTCA and FDA Regulation

The Regulatory Framework

The FSPTCA expressly establishes certain restrictions and prohibitions on our cigarette and smokeless tobacco businesses and authorizes or requires further FDA action. Under the FSPTCA, the FDA has broad authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of cigarettes, cigarette tobacco and smokeless tobacco products; the authority to require disclosures of related information; and the authority to enforce the FSPTCA and related regulations. The law also grants the FDA authority to extend its application, by regulation, to other tobacco products, including cigars. The FDA has indicated that it intends to regulate cigars and other tobacco products but it has not indicated a timeline for the issuance of regulations.

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

◦
to impose tobacco product standards that are appropriate for the protection of the public health through a regulatory process including, among other possibilities, restrictions on ingredients, constituents or other properties, performance or design criteria as well as to impose testing, measurement, reporting and disclosure requirements;

◦
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

◦
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

◦	to restrict or otherwise regulate menthol cigarettes, as well as other tobacco products with characterizing flavors;

◦	to regulate nicotine yields and to reduce or eliminate harmful constituents or harmful ingredients or other components of tobacco products; and

◦	to impose manufacturing standards for tobacco products; and

•	equips the FDA with a variety of investigatory and enforcement tools, including the authority to inspect tobacco product manufacturing and other facilities.

Implementation Timing, Rulemaking and Guidance
The implementation of the FSPTCA began in 2009 and will continue over time. Some provisions took effect immediately, some provisions have taken effect since the enactment of the FSPTCA and other provisions will not take effect for some time. Those provisions that require the FDA to take action through rulemaking generally involve consideration of public comment and, for some issues, scientific review. Altria Group, Inc.'s tobacco subsidiaries are participating actively in processes established by the FDA to develop and implement its regulatory framework, including submission of comments to various FDA proposals and participation in public hearings and engagement sessions.
From time to time, the FDA also issues guidance for public comment, which may be issued in draft or final form. Such guidance, when finalized, is intended to represent the FDA's current thinking on a particular topic and may be predictive of the FDA's enforcement stance on that topic.  Such guidance, even when finalized, is not intended to bind the FDA or the public or establish legally enforceable responsibilities.  Examples of current draft guidance include:

•	Draft Guidance for Industry and FDA Staff: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions

•	Draft Guidance for Industry: Modified Risk Tobacco Product Applications

•	Draft Guidance for Industry: Applications for Premarket Review of New Tobacco Products

A complete set of guidance documents issued by the FDA can be found on the FDA's website at www.fda.gov/TobaccoProductsGuidanceComplianceRegulatoryInformation. The information on this website is not, and shall not be deemed to be, part of this report or incorporated into any other filings Altria Group, Inc. makes with the SEC.

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

Impact on Our Business; Compliance Costs
Regulations imposed by the FDA under the FSPTCA could have a material adverse impact on the business and sales volume of Altria Group, Inc.'s tobacco businesses in a number of different ways. For example, actions by the FDA could:

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
The law imposes fees on tobacco product manufacturers and importers to pay for the cost of regulation and other matters. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation according to a process set out in the statute, and then among manufacturers and importers within each respective class based on their relative market shares. For a discussion of the impact of the State Settlement Agreements, the Fair and Equitable Tobacco Reform Act of 2004 ("FETRA") and FDA user fee payments on Altria Group, Inc., see Debt and Liquidity-Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation. In addition, compliance with the law's regulatory requirements has resulted and will result in additional costs for our tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter to date but could become substantial, either individually or in the aggregate, and will depend on the nature of the requirements imposed by the FDA.

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

For example, in June 2010, the FDA issued a document request regarding changes to Marlboro Gold Pack cigarette packaging in connection with the FSPTCA's ban of certain descriptors. PM USA submitted documents in response to the FDA's request.

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
TPSAC Membership
Beginning in March 2010, PM USA and USSTC raised with the FDA their concerns that four of the voting members of the TPSAC have financial and other conflicts (including services as paid experts for plaintiffs in tobacco litigation) that could hamper the full and fair consideration of issues by the TPSAC and requested that their appointments be withdrawn. The FDA declined PM USA's and USSTC's requests, stating that the FDA had satisfied itself, after inquiry, that the TPSAC members did not have disqualifying conflicts of interest. The FDA stated further that it would continue to screen, in accordance with relevant statutory and regulatory provisions and FDA guidance, all TPSAC members for potential conflicts of interest for matters that the TPSAC would be considering. The FDA also engaged two individuals to serve as consultants to a TPSAC subcommittee who also served as paid experts for plaintiffs in tobacco litigation. PM USA and USSTC raised similar concerns related to the engagement of these individuals and the FDA similarly declined to terminate these engagements. In February 2011, Lorillard Tobacco Company and R.J. Reynolds Tobacco Company filed suit in the U.S. District Court for the District of Columbia against the United States Department of Health and Human Services and individual defendants (sued in their official capacities) asserting that the composition of the TPSAC and the composition of the Constituents Subcommittee of the TPSAC violates several federal laws, including the Federal Advisory Committee Act. Two of the four relevant TPSAC members have since resigned.

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

In March 2011, PM USA submitted a report to the FDA outlining its position that neither science nor other evidence demonstrates that regulatory actions or restrictions related to the use of menthol cigarettes are warranted. The report noted PM USA's belief that significant restrictions on the use of menthol cigarettes would have unintended consequences detrimental to public health and society.

In July 2011, the TPSAC revised and approved its March 2011 report. The revisions were editorial in nature and did not change the substantive conclusions and recommendations of the TPSAC.

The FSPTCA does not set a deadline or required timeline for the FDA to act on the TPSAC report. The FDA has stated that the TPSAC report is only a recommendation and that the FDA's receipt of the TPSAC's menthol report will not have an immediate effect on the availability of menthol cigarettes. In January 2012, the FDA announced that it had evaluated scientific information on menthol and had drafted a report related to the impact of menthol in cigarettes on public health. The FDA indicated that it had sent its report to external scientists for peer review. It also indicated that it will make its final draft report and related information available for public comment, although it has not yet done so. Any future action taken by the FDA to regulate the manufacture, marketing or sale of menthol cigarettes (including a possible ban) will require formal rulemaking that includes public notice and the opportunity for public comment.

Final Tobacco Marketing Rule

As required by the FSPTCA, the FDA re-promulgated in March 2010 certain advertising and promotion restrictions in substantially the same form as regulations that were previously adopted in 1996 (but never imposed on tobacco manufacturers due to a United States Supreme Court ruling) (the “Final Tobacco Marketing Rule”). The Final Tobacco Marketing Rule:

•	bans the use of color and graphics in tobacco product labeling and advertising;

•	prohibits the sale of cigarettes and smokeless tobacco to underage persons;

•	restricts the use of non-tobacco trade and brand names on cigarettes and smokeless tobacco products;

•	requires the sale of cigarettes and smokeless tobacco in direct, face-to-face transactions;

•	prohibits sampling of cigarettes and prohibits sampling of smokeless tobacco products except in qualified adult-only facilities;

•	prohibits gifts or other items in exchange for buying cigarettes or smokeless tobacco products;

•	prohibits the sale or distribution of items such as hats and tee shirts with tobacco brands or logos; and

•	prohibits brand name sponsorship of any athletic, musical, artistic, or other social or cultural event, or any entry or team in any event.

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

Since enactment, several lawsuits have been filed challenging various provisions of the FSPTCA and the Final Tobacco Marketing Rule, including their constitutionality and the scope of the FDA's authority thereunder. Altria Group, Inc. and its tobacco subsidiaries are not parties to any of these lawsuits. In January 2010, in one such challenge (Commonwealth Brands), the United States District Court for the Western District of Kentucky struck down as unconstitutional, and enjoined enforcement of, the portion of the Final Tobacco Marketing Rule that bans the use of color and graphics in labeling and advertising and claims implying that a tobacco product is safer because of FDA regulation. The parties appealed and in March 2012, the United States Court of Appeals for the Sixth Circuit affirmed in part and reversed in part the district court's decision. The Sixth Circuit affirmed the district court's injunction against enforcement of the portion of the Final Tobacco Marketing Rule that bans the use of color and graphics in labeling and advertising. The Sixth Circuit reversed the injunction against enforcement of the prohibition on claims implying that a tobacco product is safer because of FDA regulation. The Sixth Circuit also held that the Final Tobacco Marketing Rule's ban on consumer continuity programs violates the First Amendment and reversed the district court's decision upholding the ban. The Sixth Circuit upheld the FSPTCA's statutory requirements for enlarged textual and graphic warnings on cigarette packages and advertising, but did not rule upon the constitutionality of the nine graphic warnings actually selected by the FDA in its June 2011 final rule. On May 3, 2012, the plaintiffs in Commonwealth Brands filed a petition for rehearing and rehearing en banc, which was denied on May 31, 2012. For a further discussion of this final rule and the challenge pending in the United States District Court of the District of Columbia, see FDA Regulatory Actions-Graphics Warnings below. The FDA has indicated that it does not intend to enforce the ban on the use of color and graphics in labeling and advertising for the duration of the injunction. In a separate challenge to the Final Tobacco Marketing Rule in the United States District Court for the Eastern District of Virginia, Renegade Tobacco Company, Inc. and others have challenged the constitutionality of an FDA regulation that restricts tobacco manufacturers from using the trade or brand name of a non-tobacco product on cigarettes or smokeless tobacco products. In May 2010, the Court issued a stay in the Renegade case pending FDA's consideration of amendments to the trade or brand name rule. In November 2011, FDA proposed an amended rule, but continues to exercise its discretion to enforce the original trade or brand name provisions of the Final Tobacco Marketing Rule according to FDA guidance issued in May 2010. It is not possible to predict the outcome of any such litigation or its effect on the extent of the FDA's authority to regulate tobacco products.

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

In August 2011, R.J. Reynolds Tobacco Company, Lorillard Tobacco Company, and several other plaintiffs filed suit in the United States District Court for the District of Columbia against the FDA challenging its graphic warnings rule. In November 2011, the district court granted the plaintiffs' motion for a preliminary injunction, thereby staying enforcement of the graphic warnings rule until 15 months after a final ruling from the district court. In February 2012, the district court entered final judgment on behalf of the plaintiffs, enjoining enforcement of the graphic warnings rule. The FDA has appealed this decision to the United States Court of Appeals for the District of Columbia Circuit. Argument on the FDA appeal was heard in April 2012.

PM USA is not a party to this lawsuit, but the FDA has confirmed that it will not enforce the graphic warnings rule against PM USA on the same terms and with the same effect as the district court injunction discussed above.

New Product Marketing Authorization Processes

In January 2011, the FDA issued guidance concerning reports that manufacturers must submit for certain FDA-regulated tobacco products that the manufacturer modified or introduced for the first time into the market after February 15, 2007. These reports must be reviewed by the agency to determine if such tobacco products are “substantially equivalent” to products commercially available as of February 15, 2007.  In general, in order to continue marketing these products sold before March 22, 2011, manufacturers of FDA-regulated tobacco products were required to send to the FDA a report demonstrating substantial equivalence by March 22, 2011. PM USA and USSTC submitted timely reports. PM USA and USSTC can continue marketing these products unless the FDA makes a determination that a specific product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products or subject them to the New Product Application Process and, if any such applications are denied, prevent the continued distribution and sale of such products. PM USA and USSTC believe all of their current products meet the statute's requirements, but cannot predict when or how the FDA will respond to their reports.
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

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. For example, in 2009, the federal excise tax (“FET”) on cigarettes increased from 39 cents per pack to approximately $1.01 per pack and on July 1, 2010, the New York state excise tax increased by $1.60 to $4.35 per pack. Between the end of 1998 and July 23, 2012, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.41 per pack. As of July 23, 2012, two states (Illinois and Rhode Island) have enacted legislation to increase their cigarette excise tax in 2012. A proposed ballot initiative in California to increase the excise tax by $1.00 per pack was the subject of a vote on June 5, 2012. The California Secretary of State has certified that the measure was defeated, but a recount in one county was ongoing as of July 25, 2012 and recounts in other counties may also occur.

Tax increases are expected to continue to have an adverse impact on sales of tobacco products by our tobacco subsidiaries, due to lower consumption levels and to a potential shift in adult consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products. Such shifts may have an impact on the reported share performance of tobacco products of Altria Group, Inc.'s tobacco subsidiaries.

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.'s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of July 23, 2012, twenty-one states, Washington, D.C.. Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control
The World Health Organization's Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of July 23, 2012, 175 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things:

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

State Settlement Agreements

As discussed in Note 11, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims (collectively, the “State Settlement Agreements”). These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, market share and industry volume. For a discussion of the impact of the State Settlement Agreements, FETRA and FDA user fee payments on Altria Group, Inc., see Debt and Liquidity - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation. The settlements also place numerous requirements and restrictions on participating manufacturers' business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement, and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry's ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

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

To date, the following states have enacted legislation that prohibits certain tobacco products with certain characterizing flavors:

Maine enacted legislation that prohibits the sale of certain flavored cigar and cigarette products. As implemented, including the application of certain statutory exemptions, this prohibition did not ban any PM USA, USSTC or Middleton product. In 2010, Maine amended the characterizing flavor prohibition. The amendment allows the continued sale of cigars that obtained favorable exemption rulings under the previous statute but does not provide for the possibility of further exemptions, such as for future products with characterizing flavors.

New Jersey enacted legislation banning the sale and marketing of cigarettes with a characterizing flavor other than menthol, mint or clove. This legislation does not ban any PM USA, USSTC or Middleton product.

In addition, such legislation has been enacted or is being considered in a number of localities. For example:

New York City adopted an ordinance that prohibits the sale of certain flavored tobacco products other than cigarettes. This legislation affects certain USSTC and Middleton products. The ordinance and related final regulations took effect in August 2010. Certain subsidiaries of USSTC have filed a lawsuit in the United States District Court for the Southern District of New York challenging the New York City legislation on the grounds that it is preempted by the FSPTCA. In March 2010, the district court denied plaintiffs' motion for preliminary injunction against enforcement of the ordinance and, in November 2011, the district court denied plaintiffs' motion for summary judgment, and granted the City's cross-motion for summary judgment, on the preemption claim. Plaintiffs have appealed the denial to the United States Court of Appeals for the Second Circuit and, in the meantime, are complying with the ordinance pending resolution of the litigation.

Providence, Rhode Island adopted two ordinances in January 2012. One would prohibit the sale in most retail outlets of certain flavored tobacco products other than cigarettes. This legislation differs in a number of ways from the New York City ordinance, including by attempting to prohibit reference to concepts such as “spicy, arctic, ice, cool, warm, hot, mellow, fresh and breeze.” The second Providence ordinance prohibits licensed retailers in the city from accepting or redeeming coupons for cigarettes and other tobacco products or from selling such products to consumers through multi-pack discounts or other discounts provided in exchange for the purchase of another tobacco product. In February 2012, Altria Group, Inc.'s tobacco operating companies filed a legal challenge to these ordinances in the United States District Court for the District of Rhode Island challenging the legality of both ordinances on preemption and First Amendment grounds. Plaintiffs filed motions for preliminary injunction and summary judgment in March 2012. The City filed a cross-motion for summary judgment on June 15, 2012. Argument is set for August 22, 2012. The City of Providence has agreed to stay enforcement of the ordinances until October 15, 2012.

Whether other states or localities will enact legislation in this area, and the precise nature of such legislation if enacted, cannot be predicted. See FDA Regulation above for a summary of the FSPTCA's regulation of certain tobacco products with characterizing flavors.

State and Local Laws Imposing Certain Speech Requirements and Restrictions

In several jurisdictions, legislation or regulations have been enacted or proposed that would require the disclosure of health information separate from or in addition to federally-mandated health warnings or that would restrict commercial speech in certain respects. For example, New York City has adopted a regulation requiring retailers selling tobacco products to display a sign, issued by the New York City Board of Health, depicting graphic images of the potential health consequences of smoking and urging smokers to quit. In June 2010, PM USA and other plaintiffs filed a lawsuit in the United States District Court for the Southern District of New York challenging New York City's graphic health warnings regulation and filed a motion seeking to preliminarily enjoin the regulation. In December 2010, the district court declared the regulation null and void, finding that such requirements were preempted by federal law. On July 10, 2012, the United States Court of Appeals for the Second Circuit affirmed the district court's decision, holding that federal law preempted the City's graphic health warning regulation, and entered judgment for the plaintiffs.

As another example, in April 2012, the United States District Court for the District of Massachusetts declared an ordinance passed by the City of Worcester, Massachusetts, which attempted to ban all tobacco product advertising visible from any public street, to be an unconstitutional speech restriction in violation of the First Amendment. This litigation has concluded.

The Village Board of Haverstraw, New York enacted a tobacco product display ban on April 16, 2012. It bars tobacco retailers from displaying any tobacco product such that a consumer may view the product prior to purchase. Retailers may maintain a “tobacco menu,” listing the types and prices of tobacco products available for sale, but the menu may only be given to a customer, over the legal age to purchase tobacco products, who requests it. At all other times, any “tobacco menu” must be concealed from view. On June 26, 2012, an association of tobacco retailers, along with several tobacco product manufacturers and distributors (including PM USA, a subsidiary of USSTC, and Middleton) filed a lawsuit in the United States District Court for the Southern District of New York challenging the display ban on First Amendment and preemption grounds. On July 16, 2012, the Village Board voted to approve a settlement of the lawsuit that is contingent on the repeal of the ordinance.

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

In February 2011, PM USA filed a lawsuit in federal court challenging the United States Department of Agriculture's (the “USDA”) method for calculating the 2011 and future tobacco product class shares that are used to allocate liability for the industry payments that fund the FETRA buy-out described above and are used by the FDA to calculate the industry's FDA user fees. PM USA asserts in this litigation that the USDA violated FETRA by failing to apply the most current FET rates enacted by Congress, which became effective in April 2009, in calculating the class share allocations. PM USA has filed administrative appeals of its FETRA assessments beginning in fiscal year 2011 (all of which have been denied by the USDA) and has submitted a petition for rulemaking with the USDA (which petition was denied by the USDA in November 2011), in each case asserting that the USDA erroneously failed to base the FETRA class share allocations on the current FET rates. PM USA is challenging the USDA's calculation methodology as well as the denial of the petition for rulemaking and the denial of its quarterly assessment challenges. Summary judgment motions are pending before the district court. The Cigar Association of America has joined the litigation as a defendant intervenor.

For a discussion of the impact of the State Settlement Agreements, FETRA and FDA user fee payments on Altria Group, Inc., see Debt and Liquidity - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation. We do not

anticipate that the quota buy-out will have a material adverse impact on our consolidated results in 2012 and beyond.

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

Illicit Trade

Altria Group, Inc. and its tobacco subsidiaries support appropriate regulations and enforcement measures to prevent illicit trade in tobacco products. For example, Altria Group, Inc.'s tobacco subsidiaries are engaged in a number of initiatives to help prevent trade in contraband tobacco products, including: enforcement of wholesale and retail trade programs and policies on trade in contraband tobacco products; engagement with and support of law enforcement and regulatory agencies; litigation to protect their trademarks; and support for a variety of federal and state legislative initiatives. Legislative initiatives to address trade in contraband tobacco products are designed to protect the legitimate channels of distribution, impose more stringent penalties for the violation of illegal trade laws and provide additional tools for law enforcement. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products continue to evolve as the nature of illicit tobacco products evolves. For example, in March 2010, the President signed into law the Prevent All Cigarette Trafficking (PACT) Act, which addresses illegal Internet sales by, among other things, imposing a series of restrictions and requirements on the delivery sale of cigarettes and smokeless tobacco products and makes such products non-mailable to consumers through the United States Postal Service, subject to limited exceptions. Certain Internet cigarette sellers have filed lawsuits challenging the constitutionality of various aspects of this statute and seek injunctive relief in the United States District Courts for the District of Columbia, the Western District of New York and the Eastern District of Pennsylvania. In the Western District of New York, plaintiffs have received injunctive relief limited to only certain elements of the PACT Act, including a requirement that delivery-sellers obey the laws of the jurisdiction to which they ship cigarettes. In the District of Columbia, the district court has issued a preliminary injunction substantially similar to the injunctive relief issued in the Western District of New York. The U.S. Department of Justice is challenging these injunctions on appeal.

Tobacco Price, Availability and Quality

Shifts in crops driven by economic conditions and adverse weather patterns, government mandated prices and production control programs may increase or decrease the cost or reduce the quality of tobacco and other agricultural products used to manufacture our products. As with other agriculture commodities, the price of tobacco leaf can be influenced by economic conditions and imbalances in supply and demand and crop quality and availability can be influenced by variations in weather patterns, including those caused by climate change. Tobacco production in certain countries is subject to a variety of controls, including government mandated prices and production control programs. Changes in the patterns of demand for agricultural products and the cost of tobacco production could cause tobacco leaf prices to increase and could result in farmers growing less tobacco. Any significant change in tobacco leaf prices, quality or availability could affect our tobacco subsidiaries' profitability and business.

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

Operating Results

The following discussion compares tobacco space operating results for the six and three months ended June 30, 2012 ,with the six and three months ended June 30, 2011.

	For the Six Months Ended June 30,
	Net Revenues		Operating Companies Income
	2012	2011	2012	2011
	(in millions)
Smokeable products	$11,003	$11,001	$3,079	$2,952
Smokeless products	806	783	432	415
Total tobacco space	$11,809	$11,784	$3,511	$3,367

	For the Three Months Ended June 30,
	Net Revenues		Operating Companies Income
	2012	2011	2012	2011
	(in millions)
Smokeable products	$5,903	$5,858	$1,640	$1,583
Smokeless products	426	404	240	222
Total tobacco space	$6,329	$6,262	$1,880	$1,805

Smokeable products segment

The smokeable products segment's operating companies income and margin grew in the first half and second quarter of 2012 through higher pricing and effective cost management. PM USA continued to support Marlboro's new brand architecture with brand-building initiatives, which contributed to Marlboro's second-quarter retail share performance.

The following table summarizes smokeable products segment shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(sticks in millions)
Cigarettes:
Marlboro	58,294	59,495	(2.0)%	31,381	31,634	(0.8)%
Other premium	4,326	4,751	(8.9)%	2,290	2,501	(8.4)%
Discount	4,719	3,900	21.0%	2,560	2,064	24.0%
Total cigarettes	67,339	68,146	(1.2)%	36,231	36,199	0.1%
Cigars:
Black & Mild	642	599	7.2%	319	317	0.6%
Other	10	10	—%	5	5	—%
Total cigars	652	609	7.1%	324	322	0.6%
Total smokeable products	67,991	68,755	(1.1)%	36,555	36,521	0.1%

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

The following table summarizes the smokeable products segment retail share performance:

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
Cigarettes:	2012	2011	Percentage Point Change	2012	2011	Percentage Point Change
Marlboro	42.6%	42.4%	0.2	42.9%	42.6%	0.3
Other premium	3.4	3.7	(0.3)	3.4	3.7	(0.3)
Discount	3.7	3.0	0.7	3.8	3.0	0.8
Total cigarettes	49.7%	49.1%	0.6	50.1%	49.3%	0.8
Cigars:
Black & Mild	30.3%	29.0%	1.3	29.8%	28.8%	1.0
Other	0.2	0.3	(0.1)	0.3	0.3	—
Total cigars	30.5%	29.3%	1.2	30.1%	29.1%	1.0

Cigarettes retail share results are based on data from SymphonyIRI Group/Capstone, which is a retail tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. The panel was not designed to capture sales through other channels, including the Internet, direct mail and some illicitly tax-advantaged outlets.

Cigars retail share results are based on data from the SymphonyIRI Group (“SymphonyIRI”) InfoScan Cigar Database for Food, Drug, Mass Merchandisers (excluding Walmart) and Convenience trade classes, which tracks machine-made large cigars market share performance. Middleton defines machine-made large cigars as cigars made by machine that weigh greater than three pounds per thousand, except cigars sold at retail in packages of 20 cigars. This service was developed to provide a representation of retail business performance in key trade channels. It is SymphonyIRI's standard practice to periodically refresh its InfoScan syndicated services, which could restate retail share results that were previously released.

PM USA and Middleton executed the following pricing and promotional allowance actions during 2012 and 2011:

•	Effective June 18, 2012, PM USA increased the list price on all of its cigarette brands by $0.06 per pack.

•	Effective March 14, 2012, Middleton reduced the list price on all of its untipped cigarillo brands by $0.39 per five-pack.

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

Net revenues, which include excise taxes billed to customers, for the six months ended June 30, 2012, were essentially unchanged as higher net pricing ($182 million), which includes higher promotional investments, was offset by lower shipment volume and unfavorable mix due to L&M's volume growth.  Operating companies income for the six months ended June 30, 2012 increased $127 million (4.3%), due primarily to higher net pricing ($182 million), which includes higher promotional investments, marketing, administration, and research savings reflecting cost reduction initiatives ($78 million) and lower net tobacco and health judgments ($35 million), partially offset by lower shipment volume and unfavorable mix ($113 million) and higher per unit settlement charges ($51 million).
Net revenues, which include excise taxes billed to customers, for the three months ended June 30, 2012, increased $45 million (0.8%) due primarily to higher net pricing ($70 million), which includes higher promotional investments, partially offset by unfavorable mix due to L&M's volume growth.  Operating companies income for the three months ended June 30, 2012 increased $57 million (3.6%), due primarily to higher net pricing ($70 million), which includes higher promotional investments, marketing, administration, and research savings reflecting cost reduction initiatives ($36 million) and lower net tobacco and health judgments ($35 million), partially offset by higher per unit settlement charges ($35 million), unfavorable mix, and higher asset impairment, exit and implementation costs due primarily to the 2011 Cost Reduction Program.
Total smokeable products shipment volume for the six months ended June 30, 2012 decreased 1.1% versus the prior-year period due primarily to lower cigarettes shipment volume. Total smokeable products shipment volume was essentially unchanged for the three months ended June 30, 2012 versus the prior-year period.

PM USA's reported domestic cigarettes shipment volume decreased 1.2% for the six months ended June 30, 2012 due primarily to the industry's rate of decline and changes in trade inventories, partially offset by volume growth as a result of retail share gains and one additional shipping day that occurred in the first quarter of 2012. PM USA believes that the trade built less inventory in the first half of 2012 versus the prior-year period, which negatively impacted comparisons of its first-half reported shipments. After adjusting for changes in trade inventories and one additional shipping day, PM USA's 2012 first-half domestic cigarettes shipment volume was estimated to be down approximately 0.5%.

PM USA's reported domestic cigarette shipment volume was essentially unchanged for the three months ended June 30, 2012 due primarily to volume growth as a result of retail share gains and changes in trade inventories, offset by the industry's rate of decline. PM USA believes that the trade built more inventory during the second quarter of 2012 versus the prior-year period, which benefited comparison of its reported second-quarter shipments. PM USA also believes that the trade depleted inventories following PM USA's June 18, 2012 list price increase and this depletion continued into July. After adjusting for changes in trade inventories, PM USA's 2012 second-quarter domestic cigarettes shipment volume was estimated to be down approximately 1.5%. For the six and three months ended June 30, 2012, total cigarette category volume was estimated to be down approximately 3%.

PM USA's total premium brands (Marlboro and Other premium brands) shipment volume for the six and three months ended June 30, 2012 decreased 2.5% and 1.4%, respectively, versus the prior-year periods. In the Discount brands, PM USA's shipment volume for the six and three months ended June 30, 2012 increased 21.0% and 24.0%, respectively, versus the prior-year periods. Shipments of premium cigarettes accounted for 93.0% and 92.9% of the cigarette category for the six and three months ended June 30, 2012, respectively, versus 94.3% of the cigarette category for the six and three months ended June 30, 2011.

Middleton's reported cigars shipment volume for the first half of 2012 increased 7.1% due primarily to volume growth as a result of retail share gains, changes in wholesale trade inventories and one additional shipping day. For the second-quarter 2012, Middleton's reported cigars shipment volume was up 0.6% due primarily to volume growth as a result of retail share gains mostly offset by changes in trade inventories.

In the cigarette category, Marlboro's 2012 first-half and second-quarter retail share performance continued to benefit from the brand-building initiatives supporting Marlboro's new architecture. PM USA continued to support Marlboro's new brand architecture by introducing Marlboro EIGHTY-THREES Box in the Marlboro Red family in June 2012. Marlboro EIGHTY-THREES Box provides classic Marlboro flavor in modern, updated packaging. Marlboro's 2012 first-half and second-quarter retail share increased 0.2 and 0.3 share points, respectively, versus the prior-year period to 42.6% and 42.9%, respectively.

PM USA's 2012 first half and second-quarter retail share increased 0.6 and 0.8 share points, respectively, versus the prior-year period, reflecting retail share gains by L&M in Discount and Marlboro, partially offset by share losses on other portfolio brands.

In the machine-made large cigars category, Black & Mild's 2012 first-half and second-quarter retail share increased 1.3 and 1.0 share points, respectively, as the brand continued to benefit from new products that were introduced in 2011, including Black & Mild Classic, Sweets and Wine untipped cigarillo varieties as well as the second-quarter introduction of Black & Mild Summer Blend.

Smokeless products segment

The smokeless products segment's operating companies income grew in the first half and second quarter of 2012 behind Copenhagen and Skoal's combined shipment volume and retail share performance.

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(cans and packs in millions)
Copenhagen	184.0	168.5	9.2%	98.1	87.1	12.6%
Skoal	137.1	144.0	(4.8)%	72.5	68.0	6.6%
Copenhagen and Skoal	321.1	312.5	2.8%	170.6	155.1	10.0%
Other	40.5	49.3	(17.8)%	21.1	23.0	(8.3)%
Total smokeless products	361.6	361.8	(0.1)%	191.7	178.1	7.6%

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

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2012	2011	Percentage Point Change	2012	2011	Percentage Point Change
Copenhagen	27.9%	25.5%	2.4	27.9%	25.8%	2.1
Skoal	22.4	23.0	(0.6)	22.4	23.1	(0.7)
Copenhagen and Skoal	50.3	48.5	1.8	50.3	48.9	1.4
Other	5.1	6.3	(1.2)	4.9	6.2	(1.3)
Total smokeless products	55.4%	54.8%	0.6	55.2%	55.1%	0.1

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

Smokeless products segment retail share performance is based on data from the SymphonyIRI InfoScan Smokeless Tobacco Database for Food, Drug, Mass Merchandisers (excluding Walmart) and Convenience trade classes, which tracks smokeless products market share performance based on the number of cans and packs sold. Smokeless products is defined by SymphonyIRI as moist smokeless and spit-less tobacco products. It is SymphonyIRI's standard practice to periodically refresh its InfoScan syndicated services, which could restate retail share results that were previously released.

USSTC and PM USA executed the following pricing actions during 2012 and 2011:

•	Effective June 18, 2012, PM USA increased the list price on Marlboro Snus tins and flip-top box ("FTB") by $0.05 per tin or FTB.

•	Effective May 25, 2012, USSTC increased the list price on all of its brands by $0.05 per can.

•	Effective May 22, 2011, USSTC increased the list price on its MST brands by $0.10 per can and Skoal Snus by $0.31 per can.

•	Effective May 18, 2011, PM USA increased the list price on Marlboro Snus tins by $0.31 per tin.

Net revenues, which include excise taxes billed to customers, for the six months ended June 30, 2012, increased $23 million (2.9%) due primarily to higher pricing ($39 million), which includes lower promotional allowances, partially offset by unfavorable mix due to growth in products introduced in recent years at a lower, popular price. Operating companies income for the six months ended June 30, 2012 increased $17 million (4.1%) versus the prior-year period due primarily to higher pricing ($36 million), which includes lower promotional allowances, and lower manufacturing costs ($14 million), partially offset by growth in products introduced in recent years at a lower, popular price, and higher asset impairment, exit, implementation and integration costs primarily related to the 2011 Cost Reduction Program.
Net revenues, which include excise taxes billed to customers, for the three months ended June 30, 2012, increased $22 million (5.4%) due primarily to higher shipment volume ($28 million) and higher net pricing ($8 million), which includes higher promotional allowances, partially offset by growth in products introduced in recent years at a lower, popular price. Operating companies income for the three months ended June 30, 2012, increased $18 million (8.1%) due primarily to higher shipment volume ($23 million) and higher net pricing ($8 million), which includes higher promotional allowances, partially offset by growth in products introduced in recent years at a lower, popular price.
For the six months ended June 30, 2012, USSTC and PM USA's combined reported domestic smokeless products shipment volume was essentially unchanged as volume growth on Copenhagen was offset by volume declines on the balance of the portfolio. USSTC and PM USA's combined reported domestic smokeless products shipment volume for the second quarter of 2012 increased 7.6% as volume growth on Copenhagen and Skoal was partially offset by volume declines in its Other portfolio brands.

Copenhagen's 2012 first-half and second-quarter volume grew 9.2% and 12.6%, respectively, as the brand continued to benefit from new products introduced in recent years, including the May 2012 expansion of Copenhagen Southern Blend into select geographies. Skoal's volume declined 4.8% for the first half of 2012 and increased 6.6% for the second quarter of 2012 due primarily to the timing of last year's new product introductions, which included the national launch of Skoal X-TRA and Skoal Snus in the first quarter of 2011, as well as the de-listing of seven Skoal stock-keeping units (SKU) in the second quarter of 2011.

After adjusting for changes in trade inventories and other factors, USSTC and PM USA estimate that their combined 2012 second-quarter domestic smokeless products shipment volume grew approximately 5%. USSTC and PM USA also believe that the smokeless category's volume grew at an estimated rate of approximately 5% over the twelve months ended June 30, 2012.

USSTC and PM USA's combined retail share for the first half and second quarter of 2012 increased 0.6 and 0.1 share points, respectively, as Copenhagen's share gains were partially offset by share losses on the balance of the portfolio.

Copenhagen and Skoal's combined retail share for the first half and second quarter of 2012 increased 1.8 and 1.4 share points, respectively. Copenhagen's 2012 first-half and second-quarter retail share grew 2.4 and 2.1 share points, respectively, as the brand continued to benefit from new products introduced over the past several years. Skoal's 2012 first-half and second-quarter retail share declined 0.6 and 0.7 share points, respectively, primarily due to share losses from the de-listing of seven SKUs in the second quarter of 2011. These share losses were partially offset by share gains on its Skoal X-TRA products.

Wine Segment

Business Environment

Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle and Columbia Crest, and owns wineries in or distributes wines from several other wine regions. As discussed in Note 11, Ste. Michelle holds an 85% ownership interest in Michelle-Antinori, LLC, which owns Stag's Leap Wine Cellars in Napa Valley. Ste. Michelle also owns Conn Creek in Napa Valley and Erath in Oregon. In addition, Ste. Michelle distributes Antinori and Villa Maria Estate wines and Champagne Nicolas Feuillatte in the United States. Key elements of Ste. Michelle's strategy are expanded domestic distribution of its wines, especially in certain account categories such as restaurants, wholesale clubs, supermarkets, wine shops and mass merchandisers, and a focus on improving product mix to higher-priced, premium products.

Ste. Michelle's business is subject to significant competition, including competition from many larger, well-established domestic and international companies, as well as from many smaller wine producers. Wine segment competition is primarily based on quality, price, consumer and trade wine tastings, competitive wine judging, third-party acclaim and advertising.

Federal, state and local governmental agencies regulate the alcohol beverage industry through various means, including licensing requirements, pricing, labeling and advertising restrictions, and distribution and production policies. Further regulatory restrictions or additional excise or other taxes on the manufacture and sale of alcoholic beverages may have an adverse effect on Ste. Michelle's wine business.

Operating Results

Ste. Michelle delivered higher financial and volume results for the first half and second quarter of 2012 through higher shipment volume, improved premium mix and higher pricing.
The following discussion compares wine segment results for the six and three months ended June 30, 2012, with the six and three months ended June 30, 2011.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net revenues	$241	$217	$128	$116
Operating companies income	$37	$31	$22	$19

The following table summarizes wine segment case shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2012	2011	Change*	2012	2011	Change*
	(cases in thousands)
Chateau Ste. Michelle	1,156	1,113	3.9%	628	598	5.0%
Columbia Crest	753	877	(14.1)%	412	455	(9.5)%
Other	1,347	1,135	18.7%	678	629	7.8%
Total wine	3,256	3,125	4.2%	1,718	1,682	2.1%
*Percent volume change calculation is based on units to the nearest hundred.

Net revenues, which include excise taxes billed to customers, for the six and three months ended June 30, 2012, increased $24 million (11.1%) and $12 million (10.3%), respectively, versus the prior-year periods, due primarily to higher shipment volume and higher pricing.

Operating companies income for the six and three months ended June 30, 2012, increased $6 million (19.4%) and $3 million (15.8%), respectively, due primarily to higher shipment volume, improved premium mix and higher pricing, partially offset by costs related to its sales force expansion and higher costs for select vintages. Operating companies income for the six months ended June 30, 2011 also included UST acquisition-related costs.

For the six and three months ended June 30, 2012, Ste. Michelle's wine shipment volume increased 4.2% and 2.1%, respectively, versus the prior-year period, due primarily to the national expansion of select wines into off-premise channels, partially offset by changes in trade inventories.

Financial services segment

Business Environment

In 2003, PMCC ceased making new investments and began focusing exclusively on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC's operating companies income will fluctuate over time as investments mature or are sold. During the six months ended June 30, 2012 and 2011, proceeds from asset management activities totaled $552 million and $129 million, respectively, and gains included in operating companies income totaled $65 million and $12 million, respectively. During the three months ended June 30, 2012 and 2011, proceeds from asset management activities totaled $249 million and $125 million, respectively, and gains included in operating companies income totaled $24 million and $12 million, respectively.

As discussed previously, on May 22, 2012, Altria Group, Inc. entered into the Closing Agreement with the IRS that conclusively resolved the federal income tax treatment for all prior and future tax years of certain leveraged lease transactions entered into by PMCC. As a result of the Closing Agreement, Altria Group, Inc. recorded a one-time net earnings benefit of $68 million during the second quarter of 2012, which included a pre-tax charge of $7 million that was recorded as a decrease to PMCC's net revenue and operating companies income. During the second quarter of 2011, Altria Group, Inc. recorded a charge of $627 million related to the federal income tax treatment of these transactions, which included a pre-tax charge of $490 million that was recorded as a decrease to PMCC's net revenue and operating companies income. For further discussion, see Note 8, Note 10 and Note 11.

PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. During the second quarter of 2012, PMCC determined that its allowance for losses exceeded the amount required based on its assessment of the credit quality and size of the leasing portfolio. As a result, the allowance for losses was reduced by $10 million, which was recorded as income during the second quarter of 2012. PMCC believes that, as of June 30, 2012, the allowance for losses of $188 million is adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may have to increase its allowance for losses if such conditions worsen. For further discussion of finance assets, see Note 8.

Operating Results

The following discussion compares financial services segment results for the six and three months ended June 30, 3012, with the six and three months ended June 30, 2011.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net revenues	$84	$(438)	$30	$(458)
Operating companies income (loss)	$87	$(442)	$35	$(463)

PMCC's net revenues for the six and three months ended June 30, 2012 increased $522 million (100+%) and $488 million (100+%), respectively, versus the prior-year periods. PMCC's operating companies income for the six and three months ended June 30, 2012 increased $529 million (100+%) and $498 million (100+%), respectively, versus the prior-year periods. These increases were due primarily to lower leveraged lease charges and higher gains on asset sales in 2012. The increase in operating companies income for the six and three months ended June 30, 2012 also included income of $10 million in 2012 resulting from a reduction in the allowance for losses.

Financial Review

Net Cash (Used In) Provided by Operating Activities

Net cash used in operating activities was $85 million during the first six months of 2012 compared with net cash provided by operating activities of $479 million during the first six months of 2011. This decrease was due primarily to the Closing Agreement with the IRS which resulted in a payment for federal income tax and estimated interest of $456 million in 2012, and a higher voluntary contribution made to Altria Group, Inc.'s pension plans during the first six months of 2012 ($500 million) versus the first six months of 2011 ($200 million), partially offset by higher earnings.

Altria Group, Inc. had a working capital deficit at June 30, 2012 and December 31, 2011. Altria Group, Inc.'s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section.

Net Cash Provided by Investing Activities

During the first six months of 2012, net cash provided by investing activities was $510 million compared with $90 million during the first six months of 2011. This change was due primarily to higher proceeds from finance asset sales in the first six months of 2012.

Capital expenditures for the six months ended June 30, 2012 were $39 million. Currently Altria Group, Inc. expects additional capital expenditures of approximately $61 million to $86 million during the remainder of 2012, which are expected to be funded from operating cash flows.

Net Cash Used in Financing Activities

During the first six months of 2012, net cash used in financing activities was $2,167 million compared with $819 million during the first six months of 2011. This increase was due primarily to issuances of long-term debt during the first six months of 2011 and a higher dividend rate during the first six months of 2012, partially offset by lower repurchases of common stock during the first six months of 2012 .

Debt and Liquidity

Credit Ratings - Altria Group, Inc.'s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings.  Under the terms of certain of Altria Group, Inc.'s existing debt instruments, a change in a credit rating could result in an increase or a decrease of the cost of borrowings. For instance, the interest rate payable on certain of Altria Group, Inc.'s outstanding notes is subject to adjustment from time to time if the rating assigned to the notes of such series by Moody's Investors Service, Inc. (“Moody's”) or Standard & Poor's Ratings Services (“Standard & Poor's”) is downgraded (or subsequently upgraded) as and to the extent set forth in the notes. The impact of credit ratings on the cost of borrowings under Altria Group, Inc.'s credit agreements is discussed below.

At June 30, 2012, the credit ratings and outlook for Altria Group, Inc.'s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook

Moody's	P-2	Baa1	Stable
Standard & Poor's	A-2	BBB	Stable
Fitch	F2	BBB+	Stable

Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At June 30, 2012 and 2011 Altria Group, Inc. had no short-term borrowings.

For the six and three months ended June 30, 2012 and 2011, Altria Group, Inc.'s average daily short-term borrowings, peak short-term borrowings outstanding and weighted-average interest rate on short-term borrowings were as follows:

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(dollars in millions)
Average daily short-term borrowings	$15	$137	$31	$273
Peak short-term borrowings outstanding	$190	$865	$190	$865
Weighted-average interest rate on short-term borrowings	0.42%	0.40%	0.42%	0.40%

Short-term borrowings were repaid with cash provided by operating activities. Peak borrowings for the six and three months ended June 30, 2012 and 2011 were due primarily to payments related to State Settlement Agreements as further discussed in Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation, Tobacco Space - Business Environment and Note 11.

At June 30, 2012, Altria Group, Inc. had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires on June 30, 2016. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.'s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage equal to Altria Group, Inc.'s credit default swap spread subject to certain minimum rates and maximum rates based on the higher of the rating of Altria Group, Inc.'s long-term senior unsecured debt from Standard & Poor's and Moody's. The applicable minimum and maximum rates based on Altria Group, Inc.'s long-term senior unsecured debt ratings at June 30, 2012 for borrowings under the Credit Agreement are 0.75% and 1.75%, respectively. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At June 30, 2012, the credit line available to Altria Group, Inc. was $3.0 billion.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.'s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated EBITDA of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At June 30, 2012, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.8 to 1.0 and 6.5 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.

Any commercial paper issued by Altria Group, Inc. and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 12. Condensed Consolidating Financial Information to the condensed consolidated financial statements (“Note 12”).

Financial Market Environment - Altria Group, Inc. believes it has adequate liquidity and access to financial resources to meet its anticipated obligations and ongoing business needs in the foreseeable future. Altria Group, Inc. continues to monitor the credit quality of its bank group and is not aware of any potential non-performing credit provider in that group. Altria Group, Inc. believes the lenders in its bank group will be willing and able to advance funds in accordance with their legal obligations.

Debt - At June 30, 2012 and December 31, 2011, Altria Group, Inc.'s total debt, all of which is consumer products debt, was $13.7 billion. In July 2012, UST senior notes of $600 million matured and were repaid.

Guarantees and Redeemable Noncontrolling Interest - As discussed in Note 11, Altria Group, Inc. had guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at June 30, 2012. In addition, as discussed in Note 12, PM USA has issued guarantees related to Altria Group, Inc.'s indebtedness.

Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation - As discussed previously and in Note 11, PM USA has entered into State Settlement Agreements with the states and territories of the United States. PM USA also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA's obligations under this trust expired on December 15, 2010 (these obligations had been offset by the obligations imposed on PM USA by the FETRA, which expires in 2014). USSTC and Middleton are also subject to obligations imposed by FETRA. In addition, in June 2009, PM USA and a subsidiary of USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. The State Settlement Agreements, FETRA, and the FDA user fees call for payments that are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.'s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.'s subsidiaries recorded approximately $2.5 billion of charges to cost of sales for each of the six months ended June 30, 2012 and 2011, and $1.3 billion for each of the three months ended June 30, 2012 and 2011.

Based on current agreements, 2011 market share, and historical annual industry volume decline rates, the estimated amounts that Altria Group, Inc.'s subsidiaries may charge to cost of sales for these payments will approximate $5 billion in 2012 and each year thereafter subject to adjustments noted below.

The estimated amounts due under the State Settlement Agreements and FETRA charged to cost of sales in each year would generally be paid in the following year. The amounts charged to cost of sales for the FDA user fees are generally paid in the quarter in which the fees are incurred. As previously stated, the payments due under the terms of the State Settlement Agreements, FETRA and FDA user fees are subject to adjustment for several factors, including volume, inflation and certain contingent events and, in general, are allocated based on each manufacturer's market share. Future payment amounts are estimates, and actual amounts will differ as underlying assumptions differ from actual future results. See Note 11 for a discussion of proceedings that may result in a downward adjustment of amounts paid under State Settlement Agreements for the years 2003 to 2011.

Litigation Escrow Deposits - With respect to certain adverse verdicts currently on appeal, as of June 30, 2012, PM USA has posted various forms of security totaling approximately $37 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheet.

Although litigation is subject to uncertainty and could result in material adverse consequences for the financial condition, cash flows or results of operations of PM USA, UST or Altria Group, Inc. in a particular fiscal quarter or fiscal year as more fully disclosed in Note 11 and in Cautionary Factors That May Affect Future Results, management expects cash flow from operations, together with Altria Group, Inc.'s access to capital markets, to provide sufficient liquidity to meet ongoing business needs.

Leases - PMCC's investment in leases is included in the line item finance assets, net, on the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011. At June 30, 2012 , PMCC's net finance receivables of approximately $3.0 billion in leveraged leases, which is included in finance assets, net, on Altria Group, Inc.'s condensed consolidated balance sheet, consisted of rents receivable ($7.2 billion) and the residual value of assets under lease ($1.1 billion), reduced by third-party nonrecourse debt ($3.9 billion) and unearned income ($1.4 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. The third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, on Altria Group, Inc.'s condensed consolidated balance sheets. Finance assets, net, at June 30, 2012 , also included net finance receivables for direct finance leases ($0.2 billion) and an allowance for losses ($0.2 billion).

See Notes 8, 10 and 11 for a discussion of the Closing Agreement between Altria Group, Inc. and the IRS that conclusively resolved the federal income tax treatment for all prior and future tax years of certain leveraged lease transactions entered into by PMCC.

Equity and Dividends

On January 25, 2012, Altria Group, Inc. granted 1.7 million shares of restricted and deferred stock to eligible employees. Restrictions on these shares lapse in the first quarter of 2015. The market value per share was $28.47 on the date of grant.

During the six months ended June 30, 2012, 2.7 million shares of restricted and deferred stock vested. The total fair value of restricted and deferred stock vested during the six months ended June 30, 2012 was $80 million. The weighted-average grant date fair value per share of these awards was $16.96.

Dividends paid in the first six months of 2012 and 2011 were $1,674 million and $1,589 million, respectively, an increase of 5.3%, primarily reflecting a higher dividend rate, partially offset by lower shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase programs. Altria Group, Inc. expects to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $1.64 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of Altria Group, Inc.'s Board of Directors.

In October 2011, Altria Group, Inc.'s Board of Directors authorized a $1.0 billion share repurchase program, which Altria Group, Inc. intends to complete by the end of 2012. During the six and three months ended June 30, 2012, Altria Group, Inc. repurchased 11.9 million shares (aggregate cost of approximately $360 million, and $30.16 average price per share) and 2.0 million shares (aggregate cost of approximately $66 million, and $32.37 average price per share), respectively. As of June 30, 2012, Altria Group, Inc. had repurchased a total of 23.7 million shares of its common stock under this program at an aggregate cost of approximately $688 million, and an average price of $29.01 per share. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of Altria Group, Inc.'s Board of Directors.

Contingencies

See Note 11 for a discussion of contingencies.

Cautionary Factors That May Affect Future Results

Forward-Looking and Cautionary Statements

We¹ may from time to time make written or oral forward-looking statements, including earnings guidance and other statements contained in filings with the SEC, in reports to security holders and in press releases and investor webcasts. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “forecasts,” “intends,” “projects,” “goals,” “objectives,” “guidance,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in Altria Group, Inc.'s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the “Business Environment” sections preceding our discussion of operating results of our subsidiaries' businesses. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.

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

¹This section uses the terms “we,” “our” and “us” when it is not necessary to distinguish among Altria Group, Inc. and its various operating subsidiaries or when any distinction is clear from the context.

Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 44 states and Puerto Rico now limit the dollar amount of bonds or require no bond at all. Tobacco litigation plaintiffs, however, have challenged the constitutionality of Florida's bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.

In certain litigation, PM USA faces potentially significant non-monetary remedies. For example, in the lawsuit brought by the United States Department of Justice, discussed in Note 11, the district court did not impose monetary penalties but ordered significant non-monetary remedies, including the issuance of "corrective statements" in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking "low tar" or "light" cigarettes, defendants' manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke. The substance of these court-ordered statements remains pending before the district court.

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

PM USA, USSTC and other Altria Group, Inc. subsidiaries are subject to regulation, and may become subject to additional regulation, by the FDA, as discussed in detail in Tobacco Space-Business Environment-FSPTCA and FDA Regulation. We cannot predict how the FDA will implement and enforce its statutory authority, including by promulgating additional regulations and pursuing possible investigatory or enforcement actions.

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

Excise Taxes. Tobacco products are subject to substantial excise taxes, and significant increases in tobacco product-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States at the state, federal and local levels. Tax increases are expected to continue to have an adverse impact on sales of our tobacco products due to lower consumption levels and to a potential shift in adult consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products. Such shifts may have an impact on the reported share performance of tobacco products of Altria Group, Inc.'s tobacco subsidiaries. For further discussion, see Tobacco Space-Business Environment-Excise Taxes.

Increased Competition in the United States Tobacco Categories. Each of Altria Group, Inc.'s tobacco subsidiaries operates in highly competitive tobacco categories. Settlements of certain tobacco litigation in the United States have resulted in substantial cigarette price increases. PM USA faces competition from lowest priced brands sold by certain United States and foreign manufacturers that have cost advantages because they are not parties to these settlements. These manufacturers may fail to comply with related state escrow legislation or may avoid escrow deposit obligations on the majority of their sales by concentrating on certain states where escrow deposits are not required or are required on fewer than all such manufacturers' cigarettes sold in such states. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes, and increased imports of foreign lowest priced brands. USSTC faces significant competition in the smokeless tobacco category, both from existing competitors and new entrants, and has experienced consumer down-trading to lower-priced brands. In the cigar category, additional competition has resulted from increased imports of machine-made large cigars manufactured offshore.

Governmental Investigations. From time to time, Altria Group, Inc. and its subsidiaries are subject to governmental investigations on a range of matters. We cannot predict whether new investigations may be commenced or the outcome of such investigations, and it is possible that our subsidiaries' businesses could be materially affected by an unfavorable outcome of future investigations.

New Product Technologies. Altria Group, Inc.'s subsidiaries continue to seek ways to develop and to commercialize new product technologies that may reduce the health risks associated with current tobacco products, while continuing to offer adult tobacco consumers (within and potentially outside the United States) products that meet their taste expectations and evolving preferences. Potential solutions being researched include tobacco-containing and nicotine-containing products that reduce or eliminate exposure to cigarette smoke and/or constituents identified by public health authorities as harmful. These efforts may include arrangements with third parties. Moreover, these efforts may not succeed. If they do not succeed, but one or more of their competitors does, our subsidiaries may be at a competitive disadvantage. Further, we cannot predict whether regulators, including the FDA, will permit the marketing or sale of such products with claims of reduced risk to consumers or whether consumers' purchase decisions would be affected by such claims, which could affect the commercial viability of any such products that might be developed.

Adjacency Strategy. Altria Group, Inc. and its subsidiaries have adjacency growth strategies involving moves and potential moves into complementary products or processes. We cannot guarantee that these strategies, or any products introduced in connection with these strategies, will be successful. For a related discussion, see New Product Technologies above.

Tobacco Price, Availability and Quality. Any significant change in tobacco leaf prices, quality or availability could affect our tobacco subsidiaries' profitability and business. For a discussion of factors that influence leaf prices, availability and quality, see Tobacco Space - Business Environment - Tobacco Price, Availability and Quality.

Tobacco Key Facilities; Supply Security. Altria Group, Inc.'s tobacco subsidiaries face risks inherent in reliance on a few significant facilities and a small number of significant suppliers. A natural or man-made disaster or other disruption that affects the manufacturing facilities of any of Altria Group, Inc.'s tobacco subsidiaries or the facilities of any significant suppliers of any of Altria Group, Inc.'s tobacco subsidiaries could adversely impact the operations of the affected subsidiaries. An extended interruption in operations experienced by one or more Altria Group, Inc. subsidiaries or significant suppliers could have a material adverse effect on the results of operations and financial condition of Altria Group, Inc.

Attracting and Retaining Talent. Our ability to implement our strategy of attracting and retaining the best talent may be impaired by the impact of decreasing social acceptance of tobacco usage and tobacco regulation and control actions. The tobacco industry competes for talent with the consumer products industry and other companies that enjoy greater societal acceptance. As a result, our tobacco subsidiaries may be unable to attract and retain the best talent.

Competition, Evolving Consumer Preferences and Economic Downturns. Each of our tobacco and wine subsidiaries is subject to intense competition, changes in consumer preferences and changes in economic conditions. To be successful, they must continue to:

•	promote brand equity successfully;

•anticipate and respond to new and evolving consumer preferences;

•	develop new products and markets within and potentially outside of the United States and to broaden brand portfolios in order to compete effectively with lower-priced products;

•improve productivity; and

•protect or enhance margins through cost savings and price increases.

The willingness of adult consumers to purchase premium consumer product brands depends in part on economic conditions. In periods of economic uncertainty, adult consumers may purchase more discount brands and/or, in the case of tobacco products, consider lower-priced tobacco products. The volumes of our tobacco and wine subsidiaries could suffer accordingly.

Our finance subsidiary, PMCC, holds investments in finance leases, principally in transportation (including aircraft), power generation and manufacturing equipment and facilities. Its lessees are also subject to intense competition and economic conditions. If parties to PMCC's leases fail to manage through difficult economic and competitive conditions, PMCC may have to increase its allowance for losses, which would adversely affect our earnings.

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

Exchange Rates. For purposes of financial reporting, the equity earnings attributable to Altria Group, Inc.'s investment in SABMiller are translated into U.S. dollars from various local currencies based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar against these currencies, our reported equity earnings in SABMiller will be reduced because the local currencies will translate into fewer U.S. dollars.

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

Wine - Competition; Grape Supply; Regulation and Excise Taxes. Ste. Michelle's business is subject to significant competition, including from many large, well-established domestic and international companies. The adequacy of Ste. Michelle's grape supply is influenced by consumer demand for wine in relation to industry-wide production levels as well as by weather and crop conditions, particularly in eastern Washington state. Supply shortages related to any one or more of these factors could increase production costs and wine prices, which ultimately may have a negative impact on Ste. Michelle's sales. In addition, federal, state and local governmental agencies regulate the alcohol beverage industry through various means, including licensing requirements, pricing, labeling and advertising restrictions, and distribution and production policies. New regulations or revisions to existing regulations, resulting in further restrictions or taxes on the manufacture and sale of alcoholic beverages, may have an adverse effect on Ste. Michelle's wine business. For further discussion, see Wine Segment - Business Environment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2011, Altria Group, Inc.'s Board of Directors authorized a $1.0 billion share repurchase program, which Altria Group, Inc. intends to complete by the end of 2012. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of Altria Group, Inc.'s Board of Directors.

Altria Group, Inc.'s share repurchase activity for each of the three months in the period ended June 30, 2012 , was as follows:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Period
April 1-30, 2012	326,027	$31.97	21,960,000	$368,840,253
May 1-31, 2012	1,811,740	$32.39	23,700,000	$312,467,733
June 1-30, 2012	387	$31.95	23,700,000	$312,467,733
For the Quarter Ended June 30, 2012	2,138,154	$32.33

(1)
The total number of shares purchased include (i) shares purchased under Altria Group, Inc.'s October 2011 $1.0 billion share repurchase program (which totaled 290,000 shares in April and 1,740,000 shares in May) and (ii) shares tendered to Altria Group, Inc. by employees who vested in restricted and deferred stock and used shares to pay all, or a portion of the related taxes, and forfeitures of restricted stock for which consideration was paid in connection with termination of employment of certain employees (which totaled 36,027 shares in April, 71,740 shares in May and 387 shares in June).

(2)	Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.

Item 5. Other Information

As previously reported on Altria Group, Inc.'s Current Report on Form 8-K dated May 17, 2012, for reasons of security and personal safety Mr. Martin J. Barrington, Chairman and Chief Executive Officer, is required to use company aircraft for all travel, including personal use subject to an annual allowance of $200,000. Mr. Barrington will reimburse Altria Client Services Inc., a subsidiary of Altria Group, Inc., for personal aircraft usage in excess of such limit pursuant to a time sharing agreement. Mr. Barrington and Altria Client Services Inc., entered into such time sharing agreement on July 25, 2012.
As previously reported on Altria Group, Inc.'s Current Report on Form 8-K dated January 27, 2012, Mr. David R. Beran, President and Chief Operating Officer, is permitted personal use of company aircraft subject to an annual allowance of $100,000. Mr. Beran will reimburse Altria Client Services Inc., for personal aircraft usage in excess of such limit pursuant to a time sharing agreement. Mr. Beran and Altria Client Services Inc., entered into such time sharing agreement on July 25, 2012.
The aforementioned time sharing agreements are attached as Exhibits 10.3 and 10.4 to this periodic report on Form 10-Q and are incorporated herein by reference.

Item 6. Exhibits.

3.1
Amended and Restated By-Laws of Altria Group, Inc., effective upon the conclusion of Altria Group, Inc.'s 2012 Annual Meeting of Shareholders on May 17, 2012 (incorporated by reference to Exhibit 3.2 to Altria Group, Inc.'s Current Report on Form 8-K filed on February 29, 2012).

10.1	Form of Restricted Stock Agreement, dated as of May 16, 2012 (incorporated by reference to Exhibit 10.1 to Altria Group, Inc.'s Current Report on Form 8-K filed on May 17, 2012).

10.2	Time Sharing Termination Letter, dated May 17, 2012 (incorporated by reference to Exhibit 10.2 to Altria Group, Inc.'s Current Report on Form 8-K filed on May 17, 2012).

10.3	Time Sharing Agreement, between Altria Client Services Inc. and Martin J. Barrington dated as of July 25, 2012.

10.4	Time Sharing Agreement, between Altria Client Services Inc. and David R. Beran dated as of July 25, 2012.

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

99.3
Definitions of Terms Related to Financial Covenants included in Altria Group, Inc.'s 5-year Revolving Credit Agreement dated as of June 30, 2011 (incorporated by reference to Exhibit 99.3 to Altria Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011).

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
July 26, 2012