Form 10-Q
period 2012-09-30
ALTRIA GROUP, INC.
filed 2012-10-30
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Registrant's telephone number, including area code (804) 274-2200
 Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☑     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
At October 19, 2012, there were 2,025,106,086 shares outstanding of the registrant's common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Consumer products
Cash and cash equivalents	$2,186	$3,270
Receivables	196	268
Inventories:
Leaf tobacco	752	934
Other raw materials	182	170
Work in process	261	316
Finished product	429	359
	1,624	1,779
Deferred income taxes	1,287	1,207
Other current assets	641	607
Total current assets	5,934	7,131
Property, plant and equipment, at cost	4,719	4,728
Less accumulated depreciation	2,608	2,512
	2,111	2,216
Goodwill	5,174	5,174
Other intangible assets, net	12,083	12,098
Investment in SABMiller	6,468	5,509
Other assets	419	1,257
Total consumer products assets	32,189	33,385
Financial services
Finance assets, net	2,805	3,559
Other assets	44	18
Total financial services assets	2,849	3,577
Total Assets	$35,038	$36,962

See notes to condensed consolidated financial statements.
Continued

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	September 30, 2012	December 31, 2011
Liabilities
Consumer products
Current portion of long-term debt	$—	$600
Accounts payable	289	503
Accrued liabilities:
Marketing	526	430
Taxes, except income taxes	65	220
Employment costs	146	225
Settlement charges	3,236	3,513
Other	1,191	1,311
Dividends payable	895	841
Total current liabilities	6,348	7,643
Long-term debt	13,878	13,089
Deferred income taxes	5,095	4,751
Accrued pension costs	1,111	1,662
Accrued postretirement health care costs	2,364	2,359
Other liabilities	560	602
Total consumer products liabilities	29,356	30,106
Financial services
Deferred income taxes	1,720	2,811
Other liabilities	61	330
Total financial services liabilities	1,781	3,141
Total liabilities	31,137	33,247
Contingencies (Note 11)
Redeemable noncontrolling interest	33	32
Stockholders' Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,670	5,674
Earnings reinvested in the business	24,098	23,583
Accumulated other comprehensive losses	(1,604)	(1,887)
Cost of repurchased stock (780,829,684 shares in 2012 and 761,542,032 shares in 2011)	(25,233)	(24,625)
Total stockholders’ equity attributable to Altria Group, Inc.	3,866	3,680
Noncontrolling interests	2	3
Total stockholders' equity	3,868	3,683
Total Liabilities and Stockholders' Equity	$35,038	$36,962
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Net revenues	$18,376	$17,671
Cost of sales	5,860	5,708
Excise taxes on products	5,336	5,398
Gross profit	7,180	6,565
Marketing, administration and research costs	1,678	1,853
Changes to Mondelēz and PMI tax-related receivables	(48)	(19)
Asset impairment and exit costs	47	3
Amortization of intangibles	15	16
Operating income	5,488	4,712
Interest and other debt expense, net	868	865
Loss on early extinguishment of debt	874	—
Earnings from equity investment in SABMiller	(973)	(552)
Earnings before income taxes	4,719	4,399
Provision for income taxes	1,641	1,843
Net earnings	3,078	2,556
Net earnings attributable to noncontrolling interests	(1)	(2)
Net earnings attributable to Altria Group, Inc.	$3,077	$2,554
Per share data:
Basic earnings per share attributable to Altria Group, Inc.	$1.51	$1.23
Diluted earnings per share attributable to Altria Group, Inc.	$1.51	$1.23
Dividends declared	$1.26	$1.17

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2012	2011
Net revenues	$6,242	$6,108
Cost of sales	1,982	1,883
Excise taxes on products	1,776	1,780
Gross profit	2,484	2,445
Marketing, administration and research costs	548	581
Changes to Mondelēz and PMI tax-related receivables	(48)	(19)
Asset impairment and exit costs	10	—
Amortization of intangibles	5	5
Operating income	1,969	1,878
Interest and other debt expense, net	282	293
Loss on early extinguishment of debt	874	—
Earnings from equity investment in SABMiller	(230)	(208)
Earnings before income taxes	1,043	1,793
Provision for income taxes	386	619
Net earnings	657	1,174
Net earnings attributable to noncontrolling interests	—	(1)
Net earnings attributable to Altria Group, Inc.	$657	$1,173
Per share data:
Basic earnings per share attributable to Altria Group, Inc.	$0.32	$0.57
Diluted earnings per share attributable to Altria Group, Inc.	$0.32	$0.57
Dividends declared	$0.44	$0.41

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Net earnings	$3,078	$2,556
Other comprehensive earnings, net of deferred income taxes:
Currency translation adjustments	—	(1)
Benefit plans:
Amounts reclassified to net earnings	98	100

SABMiller:
Ownership share of SABMiller's other comprehensive earnings (losses) before reclassifications to net earnings	182	(81)
Amounts reclassified to net earnings	3	5
	185	(76)
Other comprehensive earnings, net of deferred income taxes	283	23

Comprehensive earnings	3,361	2,579
Comprehensive earnings attributable to noncontrolling interests	(1)	(2)
Comprehensive earnings attributable to Altria Group, Inc.	$3,360	$2,577

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,
	2012	2011
Net earnings	$657	$1,174
Other comprehensive earnings, net of deferred income taxes:
Currency translation adjustments	—	(2)
Benefit plans:
Amounts reclassified to net earnings	37	36

SABMiller:
Ownership share of SABMiller's other comprehensive earnings (losses) before reclassifications to net earnings	28	(216)
Amounts reclassified to net earnings	5	—
	33	(216)
Other comprehensive earnings (losses), net of deferred income taxes	70	(182)

Comprehensive earnings	727	992
Comprehensive earnings attributable to noncontrolling interests	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$727	$991

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
for the Year Ended December 31, 2011 and
the Nine Months Ended September 30, 2012
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2010	$935	$5,751	$23,459	$(1,484)	$(23,469)	$3	$5,195

Net earnings (1)	—	—	3,390	—	—	1	3,391
Other comprehensive losses, net of deferred income tax benefit	—	—	—	(403)	—	—	(403)
Exercise of stock options and other stock award activity	—	(77)	—	—	171	—	94
Cash dividends declared ($1.58 per share)	—	—	(3,266)	—	—	—	(3,266)
Repurchases of common stock	—	—	—	—	(1,327)	—	(1,327)
Other	—	—	—	—	—	(1)	(1)
Balances, December 31, 2011	935	5,674	23,583	(1,887)	(24,625)	3	3,683
Net earnings (1)	—	—	3,077	—	—	—	3,077
Other comprehensive earnings, net of deferred income taxes	—	—	—	283	—	—	283
Exercise of stock options and other stock award activity	—	(4)	—	—	14	—	10
Cash dividends declared ($1.26 per share)	—	—	(2,562)	—	—	—	(2,562)
Repurchases of common stock	—	—	—	—	(622)	—	(622)
Other	—	—	—	—	—	(1)	(1)
Balances, September 30, 2012	$935	$5,670	$24,098	$(1,604)	$(25,233)	$2	$3,868

(1)
Net earnings attributable to noncontrolling interests for the nine months ended September 30, 2012 and for the year ended December 31, 2011 exclude $1 million and $2 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section in the condensed consolidated balance sheets at September 30, 2012 and December 31, 2011, respectively. See Note 11.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash Provided by (Used In) Operating Activities
Net earnings (loss) - Consumer products	$2,915	$3,076
- Financial services	163	(520)
Net earnings	3,078	2,556
Adjustments to reconcile net earnings to operating cash flows:
Consumer products
Depreciation and amortization	169	184
Deferred income tax provision	226	190
Earnings from equity investment in SABMiller	(973)	(552)
Dividends from SABMiller	299	264
Asset impairment and exit costs, net of cash paid	(59)	(28)
IRS payment related to LILO and SILO transactions	(456)	—
Loss on early extinguishment of debt	874	—
Cash effects of changes:
Receivables, net	202	(9)
Inventories	155	178
Accounts payable	(38)	(106)
Income taxes	(559)	215
Accrued liabilities and other current assets	(196)	(208)
Accrued settlement charges	(277)	(394)
Pension plan contributions	(538)	(236)
Pension provisions and postretirement, net	134	182
Other	95	145
Financial services
Deferred income tax benefit	(1,314)	(639)
PMCC leveraged lease charges	7	490
Decrease to allowance for losses	(10)	(35)
Other liabilities (income taxes)	1,384	373
Other	(83)	(6)
Net cash provided by operating activities	2,120	2,564
See notes to condensed consolidated financial statements.
Continued

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash Provided by (Used In) Investing Activities
Consumer products
Capital expenditures	$(77)	$(75)
Other	(8)	1
Financial services
Proceeds from finance assets	813	248
Net cash provided by investing activities	728	174
Cash Provided by (Used In) Financing Activities
Consumer products
Long-term debt issued	2,787	1,494
Long-term debt repaid	(2,600)	—
Repurchases of common stock	(595)	(1,000)
Dividends paid on common stock	(2,508)	(2,379)
Issuances of common stock	—	29
Financing fees and debt issuance costs	(22)	(24)
Tender premiums and fees related to early extinguishment of debt	(864)	—
Other	(130)	(129)
Net cash used in financing activities	(3,932)	(2,009)
Cash and cash equivalents:
(Decrease) increase	(1,084)	729
Balance at beginning of period	3,270	2,314
Balance at end of period	$2,186	$3,043
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At September 30, 2012, Altria Group, Inc.'s direct and indirect wholly-owned subsidiaries included Philip Morris USA Inc. ("PM USA"), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; John Middleton Co. ("Middleton"), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC ("UST"), which through its direct and indirect wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC ("USSTC") and Ste. Michelle Wine Estates Ltd. ("Ste. Michelle"), is engaged in the manufacture and sale of smokeless products and wine. Philip Morris Capital Corporation ("PMCC"), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held an approximate 27.0% economic and voting interest in SABMiller plc ("SABMiller") at September 30, 2012, which is accounted for under the equity method of accounting. Altria Group, Inc.'s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends. At September 30, 2012, Altria Group, Inc.'s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

Dividends and Share Repurchases

During the third quarter of 2012, Altria Group, Inc.'s Board of Directors approved a 7.3% increase in the quarterly dividend rate to $0.44 per common share versus the previous rate of $0.41 per common share. The current annualized dividend rate is $1.76 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of Altria Group, Inc.'s Board of Directors.

In October 2011, Altria Group, Inc.'s Board of Directors authorized a $1.0 billion share repurchase program. During the nine and three months ended September 30, 2012, Altria Group, Inc. repurchased 19.6 million shares (aggregate cost of approximately $622 million, and $31.76 average price per share) and 7.7 million shares (aggregate cost of approximately $262 million, and $34.25 average price per share), respectively. As of September 30, 2012, Altria Group, Inc. had repurchased a total of 31.4 million shares of its common stock under this program at an aggregate cost of approximately $950 million, and an average price of $30.29 per share.

On October 23, 2012, Altria Group, Inc.'s Board of Directors authorized the expansion of the current share repurchase program from $1.0 billion to $1.5 billion. Upon such authorization, Altria Group, Inc. had approximately $550 million remaining in the expanded program, which Altria Group, Inc. expects to complete by June 30, 2013. The timing of share repurchases under this expanded program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of Altria Group, Inc.'s Board of Directors.

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

Altria Group, Inc.'s chief operating decision maker has been evaluating the operating results of the former cigarettes and

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

cigars segments as a single smokeable products segment since January 1, 2012. The combination of these two formerly separate segments is related to the restructuring associated with the cost reduction program announced in October 2011 (the "2011 Cost Reduction Program"). Also, in connection with the 2011 Cost Reduction Program, effective January 1, 2012, Middleton became a wholly-owned subsidiary of PM USA, reflecting management's goal to achieve efficiencies in the management of these businesses. Effective with the first quarter of 2012, Altria Group, Inc.'s reportable segments are smokeable products, smokeless products, wine and financial services. For further discussion on the 2011 Cost Reduction Program, see Note 2. Asset Impairment, Exit, Implementation and Integration Costs.

Effective January 1, 2012, Altria Group, Inc. adopted new authoritative guidance that eliminated the option of presenting components of other comprehensive earnings as part of the statement of stockholders' equity. With the adoption of this guidance, Altria Group, Inc. is reporting other comprehensive earnings in separate statements immediately following the statements of earnings.

Note 2. Asset Impairment, Exit, Implementation and Integration Costs:

Pre-tax asset impairment, exit and implementation costs for the nine and three months ended September 30, 2012 consisted of the following:

	For the Nine Months Ended September 30, 2012			For the Three Months Ended September 30, 2012
	Asset Impairment and Exit Costs	Implementation (Gain) Costs	Total	Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
Smokeable products	$24	$(11)	$13	$1	$1	$2
Smokeless products	22	5	27	8	—	8
General corporate	1	(1)	—	1	—	1
Total	$47	$(7)	$40	$10	$1	$11

The asset impairment, exit and implementation costs shown in the table above are related to the 2011 Cost Reduction Program. The 2011 Cost Reduction Program and related costs are discussed further below.

For the nine months ended September 30, 2011, total pre-tax asset impairment and exit costs were $3 million, all of which were reported in the smokeable products segment. There were no asset impairment and exit costs incurred during the three months ended September 30, 2011. In addition, total pre-tax integration costs of $3 million and $1 million for the nine and three months ended September 30, 2011, respectively, were reported in the smokeless products segment. There were no implementation costs incurred during the nine months ended September 30, 2011.
The movement in the severance liability and details of asset impairment and exit costs for Altria Group, Inc. for the nine months ended September 30, 2012 was as follows:

	Severance	Other	Total
	(in millions)
Severance liability balance, December 31, 2011	$156	$—	$156
Charges	—	47	47
Cash spent	(88)	(18)	(106)
Other	—	(29)	(29)
Severance liability balance, September 30, 2012	$68	$—	$68

2011 Cost Reduction Program: In October 2011, Altria Group, Inc. announced a new cost reduction program for its tobacco and service company subsidiaries, reflecting Altria Group, Inc.'s objective to reduce cigarette-related infrastructure ahead of PM USA's cigarettes volume declines. As a result of this program, Altria Group, Inc. expects to incur total net pre-tax charges

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

of approximately $300 million (concluding by the end of 2012). The estimated net charges include employee separation costs of approximately $220 million and other net charges of approximately $80 million. These other net charges include lease termination and asset impairments, partially offset by a curtailment gain related to amendments made to an Altria Group, Inc. postretirement benefit plan. Substantially all of these charges will result in cash expenditures.

Implementation (gain) costs of ($7) million shown in the table above were recorded on Altria Group, Inc.'s condensed consolidated statement of earnings for the nine months ended September 30, 2012, as follows: a net gain of $15 million, which included a $26 million curtailment gain related to amendments made to an Altria Group, Inc. postretirement benefit plan, was included in marketing, administration and research costs; and other costs of $8 million were included in cost of sales. For the three months ended September 30, 2012 implementation costs of $1 million shown in the table above were recorded in marketing, administration and research costs on Altria Group, Inc.'s condensed consolidated statement of earnings.

Total pre-tax charges, net, incurred since the inception of this program through September 30, 2012 were $264 million. Cash payments related to this program of $108 million and $35 million were made during nine and three months ended September 30, 2012, respectively, for total cash payments of $117 million since inception.

In connection with the 2011 Cost Reduction Program, Altria Group, Inc. reorganized two of its tobacco operating companies and revised its reportable segments (see Note 1. Background and Basis of Presentation and Note 7. Segment Reporting).

Note 3. Benefit Plans:

Subsidiaries of Altria Group, Inc. sponsor noncontributory defined benefit pension plans covering the majority of all employees of Altria Group, Inc. However, employees hired on or after a date specific to their employee group are not eligible to participate in these noncontributory defined benefit pension plans but are instead eligible to participate in a defined contribution plan with enhanced benefits. This transition for new hires occurred from October 1, 2006 to January 1, 2008. In addition, effective January 1, 2010, certain employees of UST and Middleton who were participants in noncontributory defined benefit pension plans ceased to earn additional benefit service under those plans and became eligible to participate in a defined contribution plan with enhanced benefits. Altria Group, Inc. and its subsidiaries also provide health care and other benefits to the majority of retired employees.

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Service cost	$59	$56	$19	$18
Interest cost	258	263	86	88
Expected return on plan assets	(331)	(317)	(110)	(106)
Amortization:
Net loss	168	129	56	43
Prior service cost	8	10	3	3
Net periodic pension cost	$162	$141	$54	$46

Employer Contributions

Altria Group, Inc. makes contributions to the extent that they are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service ("IRS") regulations. On January 3, 2012, Altria Group, Inc. made a voluntary $500 million contribution to its pension plans. Additional employer contributions of $38

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

million were made to Altria Group, Inc.'s pension plans during the nine months ended September 30, 2012. Currently, Altria Group, Inc. anticipates making additional employer contributions to its pension plans during the remainder of 2012 of up to approximately $20 million, based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Service cost	$16	$25	$5	$8
Interest cost	87	104	27	35
Amortization:
Net loss	34	30	10	11
Prior service credit	(32)	(16)	(9)	(5)
Curtailment gain	(26)	—	—	—
Net postretirement health care costs	$79	$143	$33	$49

The curtailment gain included in the table above is related to the 2011 Cost Reduction Program. For further information on this program, see Note 2. Asset Impairment, Exit, Implementation and Integration Costs.

Note 4. Earnings from Equity Investment in SABMiller:
Pre-tax earnings from Altria Group, Inc.'s equity investment in SABMiller consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Equity earnings	$942	$534	$216	$201
Gains resulting from issuances of common stock by SABMiller	31	18	14	7
	$973	$552	$230	$208

Altria Group, Inc.'s equity earnings for the nine months ended September 30, 2012 included its share of non-cash gains resulting from SABMiller's strategic alliance transactions with Anadolu Efes and Castel.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5. Earnings Per Share:
Basic and diluted earnings per share ("EPS") were calculated using the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net earnings attributable to Altria Group, Inc.	$3,077	$2,554	$657	$1,173
Less: Distributed and undistributed earnings attributable to unvested restricted and deferred shares	(10)	(10)	(2)	(5)
Earnings for basic and diluted EPS	$3,067	$2,544	$655	$1,168

Weighted-average shares for basic and diluted EPS	2,028	2,071	2,024	2,054
As of February 29, 2012, there were no stock options outstanding. For the nine and three months ended September 30, 2012 and 2011 computations, there were no antidilutive stock options.

Note 6. Other Comprehensive Earnings/Losses:
The following table sets forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

	Currency Translation Adjustments	Benefit Plans	SABMiller	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2010	$4	$(1,811)	$323	$(1,484)
Period change	(2)	(251)	(150)	(403)
Balances, December 31, 2011	2	(2,062)	173	(1,887)
Period change	—	98	185	283
Balances, September 30, 2012	$2	$(1,964)	$358	$(1,604)

The following table sets forth deferred income tax expense (benefit) for the components of other comprehensive earnings (losses) for the nine and three months ended September 30, 2012 and 2011:

	Currency Translation Adjustments	Benefit Plans	SABMiller	Total
	(in millions)
For the nine months ended September 30, 2012	$—	$64	$99	$163
For the nine months ended September 30, 2011	$—	$63	$(39)	$24

For the three months ended September 30, 2012	$—	$23	$18	$41
For the three months ended September 30, 2011	$—	$21	$(114)	$(93)

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
Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net revenues:
Smokeable products	$16,616	$16,500	$5,613	$5,499
Smokeless products	1,243	1,209	437	426
Wine	381	349	140	132
Financial services	136	(387)	52	51
Net revenues	$18,376	$17,671	$6,242	$6,108
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$4,716	$4,527	$1,637	$1,575
Smokeless products	678	660	246	245
Wine	63	54	26	23
Financial services	166	(359)	79	83
Amortization of intangibles	(15)	(16)	(5)	(5)
General corporate expenses	(167)	(173)	(61)	(62)
Changes to Mondelēz and PMI tax-related receivables	48	19	48	19
Corporate asset impairment and exit costs	(1)	—	(1)	—
Operating income	5,488	4,712	1,969	1,878
Interest and other debt expense, net	(868)	(865)	(282)	(293)
Loss on early extinguishment of debt	(874)	—	(874)	—
Earnings from equity investment in SABMiller	973	552	230	208
Earnings before income taxes	$4,719	$4,399	$1,043	$1,793

Items affecting the comparability of net revenues and/or operating companies income (loss) for the segments were as follows:

PMCC Leveraged Lease Benefit/Charge - During the second quarter of 2012, Altria Group, Inc. recorded a one-time net earnings benefit of $68 million as a result of the execution of a closing agreement (the "Closing Agreement") with the

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

IRS that conclusively resolved the federal income tax treatment for all prior and future tax years of certain leveraged lease transactions entered into by PMCC. Included in this net benefit was a pre-tax charge of $7 million that was recorded as a decrease to PMCC's net revenues and operating companies income. During the second quarter of 2011, Altria Group, Inc. recorded a charge of $627 million related to the federal income tax treatment of these transactions (the "2011 PMCC Leveraged Lease Charge"). Included in this charge was a pre-tax charge of $490 million that was recorded as a decrease to PMCC's net revenues and operating companies income. See Note 8. Finance Assets, net, Note 10. Income Taxes and Note 11. Contingencies for further discussion of this matter.

PMCC Recoveries and Allowance for Losses - During the third quarter of 2012, PMCC recorded pre-tax income of $33 million primarily related to recoveries from the sale of bankruptcy claims on, as well as the sale of aircraft under, its leases to American Airlines, Inc. ("American"). In addition, during the second quarter of 2012 and the third quarter of 2011, PMCC decreased its allowance for losses by $10 million and $35 million, respectively, which was recorded as income during each respective period. See Note 8. Finance Assets, net.

Tobacco and Health Judgments - For the nine and three months ended September 30, 2012 , Altria Group, Inc. recorded pre-tax charges of $4 million and $3 million, respectively, related to certain tobacco and health judgments. For the nine months ended September 30, 2011, Altria Group, Inc. recorded pre-tax charges of $36 million (excluding accrued interest of $5 million), related to certain tobacco and health judgments. These charges are reflected in the smokeable products segment. See Note 11. Contingencies.

Asset Impairment, Exit, Implementation and Integration Costs - See Note 2. Asset Impairment, Exit, Implementation and Integration Costs for a breakdown of these costs by segment.
Note 8. Finance Assets, net:

At September 30, 2012, finance assets, net, of $2,805 million were comprised of investments in finance leases of $2,889 million and an other receivable of $15 million, reduced by the allowance for losses of $99 million. At December 31, 2011, finance assets, net, of $3,559 million were comprised of investments in finance leases of $3,786 million, reduced by the allowance for losses of $227 million.

PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. During the second quarter of 2012, PMCC determined that its allowance for losses exceeded the amount required based on management's assessment of the credit quality and size of PMCC's leasing portfolio. As a result, PMCC reduced its allowance for losses by $10 million, which was recorded as income during the nine months ended September 30, 2012. During the third quarter of 2011, PMCC determined that its allowance for losses exceeded the amount required based on management's assessment of the credit quality of the leasing portfolio at that time, including reductions in exposure to below investment grade lessees. As a result, PMCC reduced its allowance for losses by $35 million, which was recorded as income during the nine and three months ended September 30, 2011. PMCC believes that, as of September 30, 2012, the allowance for losses of $99 million is adequate. PMCC continues to monitor economic and credit conditions and the individual situations of its lessees and their respective industries, and may have to increase its allowance for losses if such conditions worsen.
The activity in the allowance for losses on finance assets for the nine months ended September 30, 2012, and 2011 was as follows:

	For the Nine Months Ended September 30,
	2012	2011
	(in millions)
Balance at beginning of the year	$227	$202
Decrease to allowance	(10)	(35)
Amounts written-off	(118)	—
Balance at September 30	$99	$167

PMCC had 28 aircraft on lease to American on November 29, 2011 when American filed for bankruptcy. As of the date of the bankruptcy filing, PMCC stopped recording income on its $140 million investment in finance leases from American. In the first quarter of 2012, American filed a motion to reject the leases for nine of the 28 aircraft under lease, which resulted in

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

a $23 million write off of the related investment in finance lease balance against PMCC's allowance for losses. The debtholders subsequently foreclosed upon PMCC's interest in these nine aircraft. During the second quarter of 2012, as a result of the early termination of an additional American aircraft lease, PMCC wrote off $6 million against its allowance for losses. During the third quarter of 2012: (i) the bankruptcy court approved an agreement for American to purchase 10 aircraft, resulting in a $60 million write off against PMCC's allowance for losses; (ii) the bankruptcy court approved an agreement between PMCC and American to amend the eight remaining leases at reduced rent levels, resulting in a write off of $29 million against PMCC's allowance for losses; and (iii) PMCC sold the 10 aircraft, and bankruptcy claims related to these aircraft and to the eight remaining leases. As a result of the above activities, during the third quarter of 2012, deferred taxes of $22 million were accelerated and PMCC recorded $33 million of pre-tax income primarily related to recoveries from the sale of bankruptcy claims on, as well as the sale of aircraft under, its leases to American. The remaining investment in finance lease balance with American was $7 million at September 30, 2012.

All PMCC lessees, including American under its restructured leases, were current on their lease payment obligations as of September 30, 2012.
The credit quality of PMCC’s investments in finance assets as assigned by Standard & Poor’s Ratings Services ("Standard & Poor’s") and Moody’s Investors Service, Inc. ("Moody’s") at September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
	(in millions)
Credit Rating by Standard & Poor’s/Moody’s:
“AAA/Aaa” to “A-/A3”	$1,137	$1,570
“BBB+/Baa1” to “BBB-/Baa3”	978	1,080
“BB+/Ba1” and Lower	789	1,136
Total	$2,904	$3,786

During the second quarter of 2012, Altria Group, Inc. entered into the Closing Agreement with the IRS that conclusively resolved the federal income tax treatment for all prior and future tax years of certain leveraged lease transactions entered into by PMCC. As a result of the Closing Agreement, Altria Group, Inc. recorded a one-time net earnings benefit of $68 million during the second quarter of 2012 due primarily to lower than estimated interest on tax underpayments.

During the second quarter of 2011, Altria Group, Inc. recorded the 2011 PMCC Leveraged Lease Charge. Approximately 50% of the charge ($315 million) represented a reduction in cumulative lease earnings recorded to date that will be recaptured over the remainder of the terms of the affected leases. The remaining portion of the charge ($312 million) primarily represented a permanent charge for interest on tax underpayments.

For the nine months ended, September 30, 2012 and 2011, the benefit/charge associated with PMCC's leveraged lease transactions was recorded in Altria Group, Inc.'s condensed consolidated statements of earnings as follows:

	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011
	Net Revenues	Benefit for Income Taxes	Total	Net Revenues	(Benefit) Provision for Income Taxes	Total
	(in millions)
Reduction to cumulative lease earnings	$7	$(2)	$5	$490	$(175)	$315
Interest on tax underpayments	—	(73)	(73)	—	312	312
Total	$7	$(75)	$(68)	$490	$137	$627

See Note 10. Income Taxes and Note 11. Contingencies for a further discussion of the Closing Agreement and the PMCC leveraged lease benefit/charge.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9. Debt:

At September 30, 2012 and December 31, 2011, Altria Group, Inc. had no short-term borrowings.

Long-term Debt

On August 9, 2012, Altria Group, Inc. issued $1.9 billion aggregate principal amount of 2.850% senior unsecured long-term notes due 2022 and $0.9 billion aggregate principal amount of 4.250% senior unsecured long-term notes due 2042. Interest on these notes is payable semi-annually. The net proceeds from the issuances of these senior unsecured notes were added to Altria Group, Inc.'s general funds and were used to repurchase certain of its senior unsecured notes in connection with the tender offer described below, and other general corporate purposes.

The notes are Altria Group, Inc.'s senior unsecured obligations and rank equally in right of payment with all of Altria Group, Inc.'s existing and future senior unsecured indebtedness. Upon the occurrence of both (i) a change of control of Altria Group, Inc. and (ii) the notes ceasing to be rated investment grade by each of Moody's, Standard & Poor's and Fitch Ratings Ltd. within a specified time period, Altria Group, Inc. will be required to make an offer to purchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest to the date of repurchase as and to the extent set forth in the terms of the notes.

The obligations of Altria Group, Inc. under the notes are guaranteed by PM USA (see Note 12. Condensed Consolidating Financial Information).

In July 2012, senior unsecured notes issued by UST in the aggregate principal amount of $600 million matured and were repaid in full.

Altria Group, Inc.'s estimate of the fair value of its debt is based on observable market information derived from a third party pricing source and is classified in level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.'s total long-term debt at September 30, 2012 and December 31, 2011, was $18.0 billion and $17.7 billion, respectively, as compared with its carrying value of $13.9 billion and $13.7 billion, respectively for each period.

Tender Offer for Altria Group, Inc. Notes

During the third quarter of 2012, Altria Group, Inc. completed a tender offer to purchase for cash $2.0 billion aggregate principal amount of certain of its senior unsecured notes. Altria Group, Inc. repurchased $1,151 million aggregate principal amount of its 9.700% notes due 2018, and $849 million aggregate principal amount of its 9.250% notes due 2019. As a result of the tender offer, during the third quarter of 2012, Altria Group, Inc. recorded a pre-tax loss on early extinguishment of debt of $874 million, which included debt tender premiums and fees of $864 million, and the write off of related unamortized debt discounts and debt issuance costs of $10 million.

Note 10. Income Taxes:

The income tax rate of 34.8% for the nine months ended September 30, 2012 decreased 7.1 percentage points from 41.9% for the nine months ended September 30, 2011. The decrease in the income tax rate was due primarily to a $312 million charge that primarily represents interest on tax underpayments associated with the 2011 PMCC Leveraged Lease Charge that was recorded during the second quarter of 2011, and a $73 million interest benefit, recorded during the second quarter of 2012, resulting primarily from lower than estimated interest on tax underpayments related to the Closing Agreement with the IRS. The effect of these items on the nine-month income tax rate was partially offset by a reduction in certain consolidated tax benefits resulting from the third quarter of 2012 debt tender offer (see Note 9. Debt). The income tax rate of 37.0% for the three months ended September 30, 2012 increased 2.5 percentage points from 34.5% for the three months ended September 30, 2011 due primarily to the reduction in certain consolidated tax benefits resulting from the third quarter of 2012 debt tender offer. In addition, the income tax rate comparisons for the nine and three months were further impacted by: (i) the reversal of tax reserves and associated interest of $53 million due primarily to the closure in August 2012 of the IRS audit of Altria Group, Inc. and its consolidated subsidiaries' 2004 - 2006 tax years ("IRS 2004 - 2006 Audit"); (ii) the resolution of various Kraft Foods Inc., now known as Mondelēz International, Inc. ("Mondelēz"), and Philip Morris International Inc. ("PMI") tax matters

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

in the third quarters of 2012 and 2011 as discussed further below; and (iii) the reversal of tax accruals no longer required and the expiration of statutes of limitations of $24 million during the third quarter of 2011.
As a result of the Closing Agreement, during the second quarter of 2012, Altria Group, Inc. paid $456 million in federal income taxes and related estimated interest on tax underpayments. Altria Group, Inc. also expects to pay approximately $50 million in state taxes and related estimated interest. The tax component of these payments represents an acceleration of federal and state income taxes that Altria Group, Inc. would have otherwise paid over the lease terms of these transactions. See Note 8. Finance Assets, net and Note 11. Contingencies for further discussion of the Closing Agreement and the PMCC leveraged lease benefit/charge.
Under tax sharing agreements entered into in connection with the 2007 and 2008 spin-offs between Altria Group, Inc. and its former subsidiaries Mondelēz and PMI, respectively, Mondelēz and PMI are responsible for their respective pre-spin-off tax obligations. Altria Group, Inc., however, remains severally liable for Mondelēz's and PMI's pre-spin-off federal tax obligations pursuant to regulations governing federal consolidated income tax returns, and continues to include the pre-spin-off federal income tax reserves of Mondelēz and PMI in its liability for uncertain tax positions. Altria Group, Inc. also includes corresponding receivables from Mondelēz and PMI in its assets. An additional third quarter of 2012 tax provision of $48 million for Mondelēz and PMI tax matters, resulting from the closure of the IRS 2004 - 2006 Audit, was offset by an increase to the corresponding receivables from Mondelēz and PMI, which was recorded as an increase to operating income on Altria Group, Inc.'s condensed consolidated statements of earnings for the nine and three months ended September 30, 2012. An additional third quarter of 2011 tax provision of $19 million related to various Mondelēz tax matters was offset by an increase to the corresponding receivable from Mondelēz, which was recorded as an increase to operating income on Altria Group, Inc.'s condensed consolidated statements of earnings for the nine and three months ended September 30, 2011. As a result, the Mondelēz and PMI tax matters discussed above had no impact on Altria Group, Inc.'s net earnings for the nine and three months ended September 30, 2012 and 2011.
Altria Group, Inc. is subject to income taxation in many jurisdictions. Uncertain tax positions reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, since such timing is not entirely within the control of Altria Group, Inc. It is reasonably possible that within the next 12 months certain tax examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $90 million, the majority of which would relate to the unrecognized tax benefits of Mondelēz and PMI, for which Altria Group, Inc. is indemnified.

Note 11. Contingencies:

Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria Group, Inc. and its subsidiaries, including PM USA and UST and its subsidiaries, as well as their respective indemnitees. Various types of claims may be raised in these proceedings, including product liability, consumer protection, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of distributors.

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
Claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs; (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, including cases in which the aggregated claims of a number of individual plaintiffs are to be tried in a single proceeding; (iii) health care cost recovery cases brought by governmental (both domestic and foreign) plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits; (iv) class action suits alleging that the uses of the terms "Lights" and "Ultra Lights" constitute deceptive and unfair trade practices, common law fraud or violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"); and (v) other tobacco-related litigation described below. Plaintiffs' theories of recovery and the defenses raised in pending smoking and health, health care cost recovery and "Lights/Ultra Lights" cases are discussed below.
The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of October 25, 2012, October 24, 2011 and October 25, 2010.

Type of Case	Number of Cases Pending as of October 25, 2012	Number of Cases Pending as of October 24, 2011	Number of Cases Pending as of October 25, 2010
Individual Smoking and Health Cases (1)	77	79	85
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	7	7	9
Health Care Cost Recovery Actions	1	2	3
"Lights/Ultra Lights" Class Actions	14	18	29
Tobacco Price Cases	1	1	1

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Does not include 2,574 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke ("ETS"). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (discussed below in Smoking and Health Litigation - Engle Class Action).

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

International Tobacco-Related Cases

As of October 25, 2012, PM USA is a named defendant in Israel in one "Lights" class action. PM USA is a named defendant in eight health care cost recovery actions in Canada, six of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in six smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Pending and Upcoming Tobacco-Related Trials

As of October 25, 2012, one Engle progeny case and one individual smoking and health case against PM USA are set for trial for the remainder of 2012. Cases against other companies in the tobacco industry are also scheduled for trial in 2012. Trial dates are subject to change.

Trial Results

Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 51 smoking and health, "Lights/Ultra Lights" and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 34 of the 51 cases. These 34 cases were tried in Alaska (1), California (5), Florida (9), Louisiana (1), Massachusetts (1), Mississippi (1), Missouri (3), New Hampshire (1), New Jersey (1), New York (4), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (1). A motion for a new trial was granted in one of the cases in Florida.

Of the 17 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 15 have reached final resolution. A verdict against defendants in one health care cost recovery case (Blue Cross/Blue Shield) was reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported "Lights" class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006. In December 2008, the plaintiff in Price filed a motion with the state trial court to vacate the judgment dismissing this case in light of the United States Supreme Court's decision in Good (see below for a discussion of developments in Good and Price).

As of October 25, 2012, 33 Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court's Engle decision. Sixteen verdicts were returned in favor of plaintiffs and 17 verdicts were returned in favor of PM USA. See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of these verdicts.

After exhausting all appeals in those cases resulting in adverse verdicts (Engle progeny and non-Engle progeny), PM USA has paid judgments (and related costs and fees) totaling approximately $242 million and interest totaling approximately $139 million as of October 25, 2012.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Security for Judgments

To obtain stays of judgments pending current appeals, as of September 30, 2012, PM USA has posted various forms of security totaling approximately $37 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheets.

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

Bullock: This litigation has concluded. In the fourth quarter of 2011, PM USA recorded a pre-tax provision of $14 million related to damages and costs and $3 million related to interest and in March 2012, paid an amount of approximately $19.1 million in satisfaction of the judgment and associated costs and interest.

Schwarz: In March 2002, an Oregon jury awarded against PM USA $168,500 in compensatory damages and $150 million in punitive damages. In May 2002, the trial court reduced the punitive damages award to $100 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the court of appeals' decision reversing and remanding the case for a new trial on punitive damages. In June 2010, the Oregon Supreme Court affirmed the court of appeals' decision and remanded the case to the trial court for a new trial limited to the question of punitive damages. In December 2010, the Oregon Supreme Court reaffirmed its earlier ruling and awarded PM USA approximately $500,000 in costs. In March 2011, PM USA filed a claim against the plaintiff for its costs and disbursements on appeal, plus interest. Trial on the amount of punitive damages began in January 2012. In February 2012, the jury awarded plaintiff $25 million in punitive damages. In March 2012, PM USA filed motions to set aside the verdict, for a new trial or, in the alternative, for a remittitur. The trial court denied these motions in May 2012. On September 4, 2012, PM USA filed a notice of appeal from the trial court's judgment with the Oregon Court of Appeals.

Williams: This litigation has concluded. In the fourth quarter of 2011, PM USA recorded a provision of approximately $48 million related to damages and costs and $54 million related to interest and in January 2012 paid an amount of approximately $102 million in satisfaction of the judgment and associated costs and interest.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

remaining plaintiff in the Engle case, Howard Engle, voluntarily dismissed his claims with prejudice.

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court's decision, expired in January 2008. As of October 25, 2012, approximately 3,300 state court cases were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 4,400 state court plaintiffs.  Furthermore, as of October 25, 2012, approximately 2,000 federal court cases were pending against PM USA or Altria Group, Inc asserting individual claims by or on behalf of a similar number of federal court plaintiffs.  Because of a number of factors including but not limited to docketing delays, duplicated filings, and overlapping dismissal orders, these numbers are estimates.

Federal Engle Progeny Cases

Three federal district courts (in the Merlob, B. Brown and Burr cases) ruled in 2008 that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs' claims, and two of those rulings (B. Brown and Burr) were certified by the trial court for interlocutory review. The certification in both cases was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated. In February 2009, the appeal in Burr was dismissed for lack of prosecution and, on September 28, 2012, the district court dismissed the case on statute of limitations grounds. In July 2010, the Eleventh Circuit ruled in B. Brown that, as a matter of Florida law, plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. The Eleventh Circuit did not reach the issue of whether the use of the Engle findings violates the defendants' due process rights. Rather, plaintiffs may only use the findings to establish those specific facts, if any, that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made.

After the remand of B. Brown, the Eleventh Circuit's ruling on Florida state law was superseded by state appellate rulings (discussed below), which include Martin, an Engle progeny case against R.J. Reynolds Tobacco Company ("R.J. Reynolds") in Escambia County, and J. Brown, an Engle progeny case against R.J. Reynolds in Broward County. Martin and J. Brown are discussed in more detail in Appeals of Engle Progeny Verdicts below.

Following Martin and J. Brown, in the Waggoner case, the United States District Court for the Middle District of Florida (Jacksonville) ruled in December 2011 that application of the Engle findings to establish the wrongful conduct elements of plaintiffs' claims consistent with Martin or J. Brown did not violate defendants' due process rights.  The court ruled, however, that plaintiffs must establish legal causation to establish liability.  PM USA and the other defendants sought appellate review of the due process ruling. In February 2012, the district court denied the motion for interlocutory appeal, but did apply the ruling to all active pending federal Engle progeny cases. As a result, the ruling can be appealed after an adverse verdict or in a cross-appeal. The ruling has been appealed by R.J. Reynolds in the Walker and Duke cases pending before the Eleventh Circuit.

On August 1, 2012, in PM USA's third federal case to go to trial (Denton), the jury returned a defense verdict.

Engle progeny cases pending against PM USA or Altria Group, Inc. in the federal district courts in the Middle District of Florida asserting individual claims by or on behalf of approximately 2,000 plaintiffs remain stayed. There are currently 19 active cases pending in federal court.

Florida Bond Cap Statute

In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applies to all state Engle progeny lawsuits in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. Plaintiffs in three Engle progeny cases against R.J. Reynolds in Alachua County, Florida (Alexander, Townsend and Hall) and one case in Escambia County (Clay) challenged the constitutionality of the bond cap statute. The Florida Attorney General intervened in these cases in defense of the constitutionality of the statute.

Trial court rulings were rendered in Clay, Alexander, Townsend and Hall rejecting the plaintiffs' bond cap statute challenges in those cases. The plaintiffs unsuccessfully appealed these rulings. In Alexander, Clay and Hall, the District Court of Appeal for the First District of Florida affirmed the trial court decisions and certified the decision in Hall for appeal to the Florida Supreme Court, but declined to certify the question of the constitutionality of the bond cap statute in Clay and

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Alexander. The Florida Supreme Court granted review of the Hall decision, but, on September 4, 2012, the court dismissed the appeal as moot. On October 12, 2012, the Florida Supreme Court denied the plaintiffs' rehearing petition.

No federal court has yet to address the constitutionality of the bond cap statute or the applicability of the bond cap to Engle progeny cases tried in federal court.

Engle Progeny Trial Results

As of October 25, 2012, 33 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Sixteen verdicts were returned in favor of plaintiffs. For a further discussion of these cases, see the verdict chart below.

Seventeen verdicts were returned in favor of PM USA (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Russo (formerly Frazier), C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious, Szymanski, Gollihue, McCray, Denton and Hancock). While the juries in the Weingart and Hancock cases returned verdicts against PM USA awarding no damages, the trial court in each case granted an additur. In the Russo case (formerly Frazier), the Florida Third District Court of Appeal reversed the judgment in defendants' favor in April 2012 and remanded the case for a new trial. Defendants are seeking review of the case in the Florida Supreme Court. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of October 25, 2012.

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

Date	Plaintiff	Verdict	Post-Trial Developments
October 2012	Lock
On October 25, 2012, a Pinellas County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $1,150,000 in compensatory damages and allocated 9% of the fault to each of the defendants (an amount of $103,500).

August 2012	Hancock
On August 10, 2012, a Broward County jury returned a verdict in the amount of zero damages and allocated 5% of the fault to each of the defendants (PM USA and R.J. Reynolds). The trial court granted an additur of $110,000, which is subject to the jury's comparative fault finding.

On August 20, 2012, the defendants moved to set aside the verdict and to enter judgment in accordance with their motion for directed verdict. The defendants also moved to reduce damages, which motion the court granted on August 31, 2012. The trial court granted defendants' motion to set off the damages award by the amount of economic damages paid by third parties, which will reduce further any final award. On October 16, 2012, the trial court entered final judgment. PM USA's portion of the damages was approximately $700.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Plaintiff	Verdict	Post-Trial Developments
May 2012	Calloway
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

In May and June, 2012, the defendants filed motions to set aside the verdict and for a new trial. On August 20, 2012, the trial court denied the remaining post-trial motions and entered final judgment, reducing the total compensatory damages award to $16.1 million but leaving undisturbed the separate punitive damages awards. On September 11, 2012, PM USA posted a bond in an amount of $1.5 million and on September 12, 2012, the defendants filed a notice of appeal to the Florida Fourth District Court of Appeal.

January 2012	Hallgren
A Highland County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded approximately $2 million in compensatory damages and allocated 25% of the fault to PM USA (an amount of approximately $500,000). The jury also awarded $750,000 in punitive damages against each of the defendants.

The trial court entered final judgment in March 2012. In April 2012, PM USA posted a bond in an amount of approximately $1.25 million. In May 2012, the defendants filed a notice of appeal to the Florida Second District Court of Appeal.

July 2011	Weingart	A Palm Beach County jury returned a verdict in the amount of zero damages and allocated 3% of the fault to each of the defendants (PM USA, R.J. Reynolds and Lorillard Tobacco Company).
In September 2011, the trial court granted plaintiff's motion for additur or a new trial, concluding that an additur of $150,000 is required for plaintiff's pain and suffering.  The trial court entered final judgment and, since PM USA was allocated 3% of the fault, its portion of the damages was $4,500. In October 2011, PM USA filed its notice of appeal and, in November 2011, posted bonds in an aggregate amount of $48,000.

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

In March 2012, the Florida First District Court of Appeal affirmed per curiam the trial court's decision without issuing an opinion. In the second quarter of 2012, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $2.5 million. In July 2012, PM USA paid an amount of $2.5 million in satisfaction of the judgment and associated costs. PM USA's $1.7 million appeal bond was released on August 29, 2012. This litigation has concluded.

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

In September 2010, the trial court entered final judgment. PM USA filed its notice of appeal and posted a $1.2 million appeal bond. In June 2012, the Florida Fourth District Court of Appeal affirmed per curiam the trial court's decision without issuing an opinion. In July 2012, the defendants filed a motion requesting that the court add a citation to its per curiam affirmance so that defendants could seek review of the decision in the Florida Supreme Court. Alternatively, the motion requested that the court stay the proceeding pending the Florida Supreme Court's disposition of Douglas. The court denied both motions on July 27, 2012. In the third quarter of 2012, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $2.7 million for the judgment and associated costs. On September 12, 2012, the United States Supreme Court granted defendants an extension to November 17, 2012 to file a petition for writ of certiorari.

July 2010	Kayton (formerly Tate)
A Broward County jury returned a verdict in favor of the plaintiff and against PM USA. The jury awarded $8 million in compensatory damages and allocated 64% of the fault to PM USA (an amount of approximately $5.1 million). The jury also awarded approximately $16.2 million in punitive damages against PM USA.
In August 2010, the trial court entered final judgment, and PM USA filed its notice of appeal and posted a $5 million appeal bond. Argument on the merits of the appeal was heard in June 2012.

April 2010	Putney
A Broward County jury returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded approximately $15.1 million in compensatory damages and allocated 15% of the fault to PM USA (an amount of approximately $2.3 million). The jury also awarded $2.5 million in punitive damages against PM USA.
In August 2010, the trial court entered final judgment. PM USA filed its notice of appeal and posted a $1.6 million appeal bond. Argument on the merits of the appeal occurred on September 27, 2012.

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

In July 2010, the trial court entered final judgment and, in August 2010, PM USA filed its notice of appeal. In October 2010, PM USA posted a $2.5 million appeal bond. On September 12, 2012, the Florida Fourth District Court of Appeal affirmed the compensatory damages award but reversed and remanded the punitive damages verdict. The Fourth District returned the case to the trial court for a new jury to determine whether the statute of repose barred the concealment claim, which was the only basis for the punitive damages award. If the jury finds in plaintiff's favor on that claim, the $10 million punitive damages award will be reinstated. On October 8, 2012, both plaintiff and defendants filed petitions for rehearing.

March 2010	Douglas
A Hillsborough County jury returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded $5 million in compensatory damages. Punitive damages were dismissed prior to trial. The jury allocated 18% of the fault to PM USA, resulting in an award of $900,000.

In June 2010, PM USA filed its notice of appeal and posted a $900,000 appeal bond. In March 2012, the Florida Second District Court of Appeal issued a decision affirming the judgment and upholding the use of the Engle jury findings but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants' federal due process rights. In April 2012, the defendants filed a notice to invoke discretionary jurisdiction with the Florida Supreme Court. In May 2012, the Florida Supreme Court accepted jurisdiction of the case. Argument occurred on September 6, 2012.

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

In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages. In April 2010, PM USA filed its notice of appeal and posted a $5 million appeal bond. In August 2010, upon the motion of PM USA, the trial court entered an amended final judgment of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages to correct a clerical error. In June 2012, the Fourth District Court of Appeal affirmed the amended final judgment. In July 2012, PM USA filed a motion for rehearing.

August 2009	F. Campbell
An Escambia County jury returned a verdict in favor of the plaintiff and against R.J. Reynolds, PM USA and Liggett Group. The jury awarded $7.8 million in compensatory damages. In September 2009, the trial court entered final judgment and awarded the plaintiff $156,000 in damages against PM USA due to the jury allocating only 2% of the fault to PM USA.

In March 2011, the Florida First District Court of Appeal affirmed per curiam the trial court's decision without issuing an opinion. In May 2012, PM USA paid an amount of approximately $262,000 in satisfaction of the judgment and associated costs and interest. This litigation has concluded.

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

A notice of appeal was filed by PM USA in September 2009, and PM USA posted a $1.95 million appeal bond. In February 2012, the Florida Fourth District Court of Appeal reversed the judgment, holding that the statute of limitations barred the plaintiff's claims. On October 17, 2012, on motion for rehearing, the Fourth District withdrew its prior decision and affirmed the trial court's judgment.

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

PM USA noticed an appeal to the Fourth District Court of Appeal in July 2009. In April 2012, PM USA filed a motion to stay the appeal pending the decision of the Florida Supreme Court on whether to review the Douglas case. In May 2012, the Fourth District denied PM USA's motion to stay the appeal. The Fourth District also reversed and vacated the punitive damages award and affirmed the judgment in all other respects, upholding the compensatory damages award of $1.26 million. In June 2012, both parties filed rehearing motions with the Fourth District, which were denied on September 14, 2012. On October 15, 2012, PM USA and plaintiffs filed notices to invoke the Florida Supreme Court's discretionary jurisdiction.

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

In Douglas, in March 2012, the Florida Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants' federal due process rights. In April 2012, the defendants in Douglas filed a notice to invoke discretionary jurisdiction with the Florida Supreme Court. In May 2012, the Florida Supreme Court accepted jurisdiction of the case. Argument occurred on September 6, 2012.

As noted above in Federal Engle Progeny Cases, there has been no federal appellate review of the federal due process issues raised by the use of findings from the original Engle trial in Engle progeny cases, although several appeals brought by other cigarette manufacturers are pending.

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

PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in six actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan and British Columbia. In Saskatchewan and British Columbia, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants' cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants' cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

In May 2012, the parties reached a settlement on the amount of fees and costs to be awarded to plaintiffs' counsel. Plaintiffs agreed that any recovery of fees and costs would come from the court-supervised fund, not the defendants, and indicated they would seek approximately $114 million from the fund. In exchange, defendants agreed to waive 50% of their right to a refund of any unspent money in the fund after the 10-year program is completed. The agreement is not contingent on the trial court's granting plaintiffs' request for additional costs and fees. The trustee of the fund intervened to challenge whether the plaintiffs' lawyers should get any money from the fund or, alternatively, the amount they would recover from the fund. Plaintiffs and defendants are challenging the standing of the trustee. Argument was scheduled for August 22, 2012, but the matter was removed from the docket.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

In Donovan, the Supreme Judicial Court of Massachusetts, in answering questions certified to it by the district court, held in October 2009 that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The court also ruled that whether or not the case is barred by the applicable statute of limitations is a factual issue to be determined by the trial court. The case was remanded to federal court for further proceedings. In June 2010, the district court granted in part the plaintiffs' motion for class certification, certifying the class as to plaintiffs' claims for breach of implied warranty and violation of the Massachusetts Consumer Protection Act, but denying certification as to plaintiffs' negligence claim. In July 2010, PM USA petitioned the United States Court of Appeals for the First Circuit for appellate review of the class certification decision. The petition was denied in September 2010. As a remedy, plaintiffs have proposed a 28-year medical monitoring program with an approximate cost of $190 million. In April 2011, plaintiffs moved to amend their class certification to extend the cut-off date for individuals to satisfy the class membership criteria from December 14, 2006 to August 1, 2011. The district court granted this motion in May 2011. In June 2011, plaintiffs filed various motions for summary judgment and to strike affirmative defenses, which the district court denied in March 2012. In October 2011, PM USA filed a motion for class decertification, which motion was denied in March 2012. A trial date has not been set.

Evolving medical standards and practices could have an impact on the defense of medical monitoring claims. For example, the first publication of the findings of the National Cancer Institute's National Lung Screening Trial (NLST) in June 2011 reported a 20% reduction in lung cancer deaths among certain long-term smokers receiving Low Dose CT Scanning for lung cancer. Since then, various public health organizations have begun to develop new lung cancer screening guidelines. Also, a number of hospitals have advertised the availability of screening programs. Other studies in this area are ongoing.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

In September 2005, in the first of several health care cost recovery cases filed in Canada, the Canadian Supreme Court ruled that legislation passed in British Columbia permitting the lawsuit is constitutional, and, as a result, the case, which had previously been dismissed by the trial court, was permitted to proceed. PM USA's and other defendants' challenge to the British Columbia court's exercise of jurisdiction was rejected by the Court of Appeals of British Columbia and, in April 2007, the Supreme Court of Canada denied review of that decision. In December 2009, the Court of Appeals of British Columbia ruled that certain defendants can proceed against the Federal Government of Canada as third parties on the theory that the Federal Government of Canada negligently misrepresented to defendants the efficacy of a low tar tobacco variety that the Federal Government of Canada developed and licensed to defendants. In May 2010, the Supreme Court of Canada granted leave to the Federal Government of Canada to appeal this decision and leave to defendants to cross-appeal the Court of Appeals' decision to dismiss claims against the Federal Government of Canada based on other theories of liability. In July 2011, the Supreme Court of Canada dismissed the third-party claims against the Federal Government of Canada.

Since the beginning of 2008, the Canadian Provinces of New Brunswick, Ontario, Newfoundland and Labrador, Quebec, Alberta, Manitoba and Saskatchewan have all brought health care reimbursement claims against cigarette manufacturers. PM USA is named as a defendant in the British Columbia and Quebec cases, while both Altria Group, Inc. and PM USA are named as defendants in the New Brunswick, Ontario, Newfoundland and Labrador, Quebec, Alberta, Manitoba and Saskatchewan cases. Several other provinces and territories in Canada have enacted similar legislation or are in the process of enacting similar legislation. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the "State Settlement Agreements"). The State Settlement Agreements require that the original participating manufacturers make substantial annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500 million. For the three months ended September 30, 2012 and September 30, 2011, the aggregate

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 ("FETRA") was approximately $1.2 billion for each period. For the nine months ended September 30, 2012 and September 30, 2011, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and FETRA was approximately $3.6 billion for each period.

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

Following the "significant factor" determination with respect to 2003, 38 states filed declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow statute during 2003. The OPMs and other MSA-participating manufacturers responded to these actions by filing motions to compel arbitration in accordance with the terms of the MSA, including filing motions to compel arbitration in 11 MSA states and territories that did not file declaratory judgment actions. Courts in all but one of the 46 MSA states and the District of Columbia and Puerto Rico have ruled that the question of whether a state diligently enforced its escrow statute during 2003 is subject to arbitration. Several of these rulings may be subject to further review. The Montana state courts have ruled that the diligent enforcement claims of that state may be litigated in state court, rather than in arbitration. In June 2012, following the denial of the OPMs' petition to the United States Supreme Court for a writ of certiorari, the participating manufacturers and Montana entered into a consent decree pursuant to which Montana will not be subject to the 2003 NPM Adjustment.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PM USA, the other OPMs and approximately 25 other MSA-participating manufacturers have entered into an agreement regarding arbitration with 45 MSA states and territories concerning the 2003 NPM Adjustment, including the states' claims of diligent enforcement for 2003. The agreement further provides for a partial liability reduction for the 2003 NPM Adjustment for states that entered into the agreement by January 30, 2009 and are determined in the arbitration not to have diligently enforced a qualifying escrow statute during 2003. Based on the number of states that entered into the agreement by January 30, 2009 (45), the partial liability reduction for those states is 20%. The partial liability reduction would reduce the amount of PM USA's 2003 NPM Adjustment by up to a corresponding percentage. The selection of the arbitration panel for the 2003 NPM Adjustment was completed in July 2010, and the arbitration is currently ongoing. Following the completion of discovery, the participating manufacturers determined to continue to contest the 2003 diligent enforcement claims of 33 states, the District of Columbia and Puerto Rico and to no longer contest such claims by 12 states and four U.S. territories (the "non-contested states"). As a result, the non-contested states will not be subject to the 2003 NPM Adjustment, and their share of any such NPM Adjustment, along with the shares of any states found by the arbitration panel to have diligently enforced during 2003, will be reallocated in accordance with the MSA to those states, if any, found by the panel not to have diligently enforced during 2003. Proceedings to determine state diligent enforcement claims for the years 2004 through 2011 have not yet been scheduled.

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

Other MSA-Related Litigation

Without naming PM USA or any other private party as a defendant, NPMs and/or their distributors or customers have filed several legal challenges to the MSA and related legislation. New York state officials and the Attorneys General of a number of other states were defendants in a lawsuit (King, formerly Pryor) filed in the United States District Court for the Southern District of New York in which plaintiffs alleged that the MSA and/or related legislation violated federal antitrust laws and the Commerce Clause of the United States Constitution. In March 2011, the trial court granted summary judgment on all claims for the New York state officials. Plaintiffs appealed to the United States Court of Appeals for the Second Circuit. In June 2012, the Second Circuit dismissed that appeal pursuant to a stipulation of the parties, concluding the litigation.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

In June 2005, the government filed with the trial court its proposed final judgment seeking remedies of approximately $14 billion, including $10 billion over a five-year period to fund a national smoking cessation program and $4 billion over a ten-year period to fund a public education and counter-marketing campaign. Further, the government's proposed remedy would have required defendants to pay additional monies to these programs if targeted reductions in the smoking rate of those under 21 are not achieved according to a prescribed timetable. The government's proposed remedies also included a series of measures and restrictions applicable to cigarette business operations, including, but not limited to, restrictions on advertising and marketing, potential measures with respect to certain price promotional activities and research and development, disclosure requirements for certain confidential data and implementation of a monitoring system with potential broad powers over cigarette operations.

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

In July 2009, defendants filed petitions for a rehearing before the panel and for a rehearing by the entire Court of Appeals. Defendants also filed a motion to vacate portions of the trial court's judgment on the grounds of mootness because of the passage of the Family Smoking Prevention and Tobacco Control Act ("FSPTCA"), granting the United States Food and Drug Administration (the "FDA") broad authority over the regulation of tobacco products. In September 2009, the Court of Appeals entered three per curiam rulings. Two of them denied defendants' petitions for panel rehearing or for rehearing en banc. In the third per curiam decision, the Court of Appeals denied defendants' suggestion of mootness and motion for partial vacatur. In February 2010, PM USA and Altria Group, Inc. filed their certiorari petitions with the United States Supreme Court. In addition, the federal government and the intervenors filed their own certiorari petitions, asking the court to reverse an earlier Court of Appeals decision and hold that civil RICO allows the trial court to order disgorgement as well as other equitable relief, such as smoking cessation remedies, designed to redress continuing consequences of prior RICO violations. In June 2010, the United States Supreme Court denied all of the parties' petitions. In July 2010, the Court of Appeals issued its mandate lifting the stay of the trial court's judgment and remanding the case to the trial court. As a result of the mandate, except for those matters remanded to the trial court for further proceedings, defendants are now subject to the injunction discussed above and the other elements of the trial court's judgment.

In February 2011, the government submitted its proposed corrective statements and the trial court referred issues relating to a document repository to a special master. The defendants filed a response to the government's proposed corrective statements and filed a motion to vacate the trial court's injunction in light of the FSPTCA, which motion was denied in June 2011. The defendants appealed the trial court's ruling to the United States Court of Appeals for the District of Columbia Circuit. On July 27, 2012, the Court of Appeals affirmed the district court's denial of the defendants' motion to vacate the district court's injunction.

Remaining issues pending before the district court include: (i) the substance of the court-ordered corrective statements and (ii) the requirements related to point-of-sale signage. In November 2011, the district court ordered the parties to submit their views on whether the district court should delay its order on these issues while other courts decide more recent cases challenging the FDA's new rules imposing certain tobacco marketing restrictions and graphic warnings. The parties complied with the district court's requests, and defendants asked the court to defer resolution of these issues until these other cases are fully resolved. In January 2012, the district court ruled that it would not delay its decision until after the resolution of the cases challenging the FDA's new rules.  Proceedings continue related to the content of the corrective communications and the requirements related to point-of-sale signage and argument on the matter occurred on October 15, 2012.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In December 2011, the parties to the lawsuit entered into an agreement as to the issues concerning the document repository. Pursuant to this agreement, PM USA agreed to deposit an amount of approximately $3.1 million into the district court in installments over a five-year period.

"Lights/Ultra Lights" Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms "Lights" and/or "Ultra Lights" constitute deceptive and unfair trade practices, common law fraud, or RICO violations, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of October 25, 2012, a total of 14 such cases were pending in the United States. Three of these cases were pending in U.S. federal courts as discussed below. The other cases were pending in various U.S. state courts. In addition, a purported "Lights" class action is pending against PM USA in Israel.

In the one "Lights" case pending in Israel (El-Roy), hearings on plaintiffs' motion for class certification were held in November and December 2008, and an additional hearing on class certification was held in November 2011. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

The Good Case

In May 2006, a federal trial court in Maine granted PM USA's motion for summary judgment in Good, a purported "Lights" class action, on the grounds that plaintiffs' claims are preempted by the Federal Cigarette Labeling and Advertising Act ("FCLAA") and dismissed the case. In December 2008, the United States Supreme Court ruled that plaintiffs' claims are not barred by federal preemption. Although the Court rejected the argument that the FTC's actions were so extensive with respect to the descriptors that the state law claims were barred as a matter of federal law, the Court's decision was limited: it did not address the ultimate merits of plaintiffs' claim, the viability of the action as a class action, or other state law issues. The case was returned to the federal court in Maine and consolidated with other federal cases in the multidistrict litigation proceeding discussed below. In June 2011, the plaintiffs voluntarily dismissed the case without prejudice after the district court denied plaintiffs' motion for class certification, concluding the litigation.

Federal Multidistrict Proceeding and Subsequent Developments

Since the December 2008 United States Supreme Court decision in Good, and through October 25, 2012, 24 purported "Lights" class actions were served upon PM USA and, in certain cases, Altria Group, Inc. These cases were filed in 14 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA and were transferred and consolidated by the Judicial Panel on Multidistrict Litigation ("JPMDL") before the United States District Court for the District of Maine for pretrial proceedings ("MDL proceeding").

In November 2010, the district court in the MDL proceeding denied plaintiffs' motion for class certification in four cases, covering the jurisdictions of California, the District of Columbia, Illinois and Maine. These jurisdictions were selected by the parties as sample cases, with two selected by plaintiffs and two selected by defendants. Plaintiffs sought appellate review of this decision but, in February 2011, the United States Court of Appeals for the First Circuit denied plaintiffs' petition for leave to appeal. Later that year, plaintiffs in 13 cases voluntarily dismissed without prejudice their cases. In April 2012, the JPMDL remanded the remaining four cases (Phillips, Tang, Wyatt and Cabbat) back to the federal district courts in which the suits originated.

In Phillips, which is now pending in the United States District Court for the Northern District of Ohio, defendants filed in

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 2012 a motion for partial judgment on the pleadings on plaintiffs' class action consumer sales practices claims and a motion for judgment on the pleadings on plaintiffs' state deceptive trade practices claims. A hearing on plaintiff's motion for class certification is currently set for August 30, 2013.

In Tang, which was pending in the United States District Court for the Eastern District of New York, the plaintiffs voluntarily dismissed the case without prejudice on July 30, 2012, concluding the litigation.

In Cabbat, which is pending in the United States District Court for the District of Hawaii, plaintiffs on July 30, 2012 amended their complaint, adding a claim for unjust enrichment and dropping their claims for breach of express and implied warranty.

"Lights" Cases Dismissed, Not Certified or Ordered De-Certified

To date, in addition to the district court in the MDL proceeding, 16 courts in 17 "Lights" cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

Trial courts in Arizona, Illinois, Kansas, New Jersey, New Mexico, Oregon, Tennessee and Washington have refused to grant class certification or have dismissed plaintiffs' class action allegations. Plaintiffs voluntarily dismissed a case in Michigan after a trial court dismissed the claims plaintiffs asserted under the Michigan Unfair Trade and Consumer Protection Act.

Several appellate courts have issued rulings that either affirmed rulings in favor of Altria Group, Inc. and/or PM USA or reversed rulings entered in favor of plaintiffs. In Florida, an intermediate appellate court overturned an order by a trial court that granted class certification in Hines. The Florida Supreme Court denied review in January 2008. The Supreme Court of Illinois has overturned a judgment that awarded damages to a certified class in the Price case. See The Price Case below for further discussion. In Louisiana, the United States Court of Appeals for the Fifth Circuit dismissed a purported "Lights" class action brought in Louisiana federal court (Sullivan) on the grounds that plaintiffs' claims were preempted by the FCLAA. In New York, the United States Court of Appeals for the Second Circuit overturned a decision by a New York trial court in Schwab that denied defendants' summary judgment motions and granted plaintiffs' motion for certification of a nationwide class of all United States residents that purchased cigarettes in the United States that were labeled "Light" or "Lights." In July 2010, plaintiffs in Schwab voluntarily dismissed the case with prejudice. In Ohio, the Ohio Supreme Court overturned class certifications in the Marrone and Phillips cases. Plaintiffs voluntarily dismissed without prejudice both cases in August 2009, but refiled in federal court (discussed above). The Supreme Court of Washington denied a motion for interlocutory review filed by the plaintiffs in the Davies case that sought review of an order by the trial court that refused to certify a class. Plaintiffs subsequently voluntarily dismissed the Davies case with prejudice. In August 2011, the United States Court of Appeals for the Seventh Circuit affirmed the Illinois federal district court's dismissal of "Lights" claims brought against PM USA in the Cleary case. In Curtis, a certified class action, in May 2012, the Minnesota Supreme Court affirmed the trial court's entry of summary judgment in favor of PM USA, concluding this litigation.

In Lawrence, on August 21, 2012, the New Hampshire Supreme Court reversed the trial court's order to certify a class and subsequently denied plaintiffs' rehearing petition. On October 26, 2012, the case was dismissed after plaintiffs filed a motion to dismiss the case with prejudice, concluding this litigation. See State Trial Court Class Certifications below for a discussion of this case.

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

Other Developments

In December 2009, the state trial court in the Carroll (formerly known as Holmes) case (pending in Delaware) denied PM USA's motion for summary judgment based on an exemption provision in the Delaware Consumer Fraud Act. In January 2011, the trial court allowed the plaintiffs to file an amended complaint substituting class representatives and naming Altria

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Group, Inc. and PMI as additional defendants. In July 2011, the parties stipulated to the dismissal without prejudice of Altria Group, Inc. and PMI. The stipulation is signed by the parties but not yet approved by the trial court. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the judgment entered by the trial court on remand from the 2005 Illinois Supreme Court decision overturning the verdict on the ground that the United States Supreme Court's December 2008 decision in Good demonstrated that the Illinois Supreme Court's decision was "inaccurate." PM USA filed a motion to dismiss plaintiffs' petition and, in February 2009, the trial court granted PM USA's motion on the basis that the petition was not timely filed. In March 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois. In February 2011, the intermediate appellate court ruled that the petition was timely filed and reversed the trial court's dismissal of the plaintiffs' petition and, in September 2011, the Illinois Supreme Court declined PM USA's petition for review. As a result, the case has returned to the trial court for proceedings on whether the court should grant the plaintiffs' petition to reopen the prior judgment. In February 2012, plaintiffs filed an amended petition, which PM USA opposed. Subsequently, in responding to PM USA's opposition to the amended petition, plaintiffs asked the trial court to reinstate the original judgment.  A hearing on PM USA's opposition to plaintiffs' amended petition was held on August 21, 2012.

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

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in several jurisdictions. Over time, several such cases have been dismissed by the courts at the summary judgment stage. Certified class actions remain pending in California (Brown, discussed below in Certain Other Tobacco-Related Litigation), Massachusetts (Aspinall), and Missouri (Larsen) and one was recently dismissed in New Hampshire (Lawrence). Significant developments in these cases include:

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

•
Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiffs' motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995 through 2003. In June 2010, PM USA's motion for partial summary judgment regarding plaintiffs' request for punitive damages was denied. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government's Lawsuit described above). The plaintiffs' motion was denied in December 2010. In June 2011, PM USA filed various summary judgment motions challenging the plaintiffs' claims. In August 2011, the trial court granted PM USA's motion for partial summary judgment, ruling that plaintiffs could not present a damages claim based on allegations that Marlboro Lights are more dangerous than Marlboro Reds. The trial court denied PM USA's remaining summary judgment motions. Trial in the case began in September 2011 and, in October 2011 the court declared a mistrial after the jury failed to reach a verdict. The court has continued the new trial through January 2014, with an exact date to be determined.

•
Lawrence: In November 2010, the trial court certified a class consisting of all persons who purchased Marlboro Lights cigarettes in the state of New Hampshire at any time from the date the brand was introduced into commerce until the date trial in the case begins. PM USA's motion for reconsideration of this decision was denied in January 2011. In September 2011, the New Hampshire Supreme Court accepted review of the class certification decision. On August 21, 2012, the New Hampshire Supreme Court reversed the trial court decision, holding that the trial court abused its discretion in certifying the class. Plaintiffs' motion for reconsideration with the New Hampshire Supreme Court was denied on October 1, 2012. On October 26, 2012, the case was dismissed after plaintiffs filed a motion to dismiss the case with prejudice. This litigation has concluded.

Certain Other Tobacco-Related Litigation

Tobacco Price Case:  One case remains pending in Kansas (Smith) in which plaintiffs allege that defendants, including PM USA and Altria Group, Inc., conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs' motion for class certification was granted. In March 2012, the trial court granted defendants' motions for summary judgment. Plaintiffs sought the trial court's reconsideration of its decision, but in June 2012, the trial court denied plaintiffs' motion for reconsideration. Plaintiffs have appealed the decision, and the defendants have appealed the trial court's class certification decision, to the Court of Appeals of Kansas.

Case Under the California Business and Professions Code: In June 1997, a lawsuit (Brown) was filed in California state court alleging that domestic cigarette manufacturers, including PM USA and others, violated California Business and Professions Code Sections 17200 and 17500 regarding unfair, unlawful and fraudulent business practices. Class certification was granted as to plaintiffs' claims that class members are entitled to reimbursement of the costs of cigarettes purchased during the class periods and injunctive relief. In September 2004, the trial court granted defendants' motion for summary judgment as to plaintiffs' claims attacking defendants' cigarette advertising and promotion and denied defendants' motion for summary judgment on plaintiffs' claims based on allegedly false affirmative statements. In March 2005, the court granted defendants' motion to decertify the class based on a California law, which, among other things, limits the ability to bring a lawsuit to only those plaintiffs who have "suffered injury in fact" and "lost money or property" as a result of defendants' alleged statutory violations ("Proposition 64").

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

In July 2010, plaintiffs filed a motion seeking collateral estoppel effect from the findings in the case brought by the Department of Justice (see Federal Government's Lawsuit described above). In September 2010, plaintiffs filed a motion for preliminary resolution of legal issues regarding restitutionary relief. The trial court denied both of plaintiffs' motions in November 2010. In November 2010, defendants filed a motion seeking a determination that Brown class members who were also part of the class in Daniels (a previously disclosed consumer fraud case in which the California Supreme Court affirmed summary judgment in PM USA's favor based on preemption and First Amendment grounds) are precluded by the Daniels judgment from recovering in Brown. This motion was denied in December 2010. Defendants sought review of this decision before the Fourth District Court of Appeal but were denied review in March 2011. In January 2012, defendants filed motions for a determination that the class representatives lack standing and are not typical or adequate to represent the class and to decertify the class. In May 2012, the trial court decertified the class as to plaintiffs' claims alleging that the defendants falsely denied nicotine manipulation and that they concealed the dangers and addictiveness of smoking, finding that none of the named representatives could adequately represent the class on these issues. The trial court denied defendants' decertification motion as to the claim regarding "Lights" cigarettes and found that only one of the four named class representatives may assert this claim. As a result, the case is proceeding as a "Lights"-only class action brought by the sole remaining class representative. In future reports, Altria Group, Inc. will report on this case in the discussion above on "Lights/Ultra Lights" Cases. The trial court also continued the trial date from October 5, 2012 to April 19, 2013. In July 2012, defendants filed a petition in the Court of Appeal asking the court to issue a writ of mandate ordering the trial court to vacate its denial of defendants' motion to decertify and instead to decertify the class. On September 26, 2012, at the plaintiffs' request, the trial court dismissed all defendants except PM USA from the lawsuit. On October 18, 2012, the Court of Appeal denied the defendants' petition to issue a writ of mandate.

Ignition Propensity Cases: PM USA is currently facing litigation alleging that a fire caused by cigarettes led to individuals' deaths.  In a Kentucky case (Walker), the federal district court denied plaintiffs' motion to remand the case to state court and dismissed plaintiffs' claims in February 2009. Plaintiffs subsequently filed a notice of appeal. In October 2011, the United States Court of Appeals for the Sixth Circuit reversed the portion of the district court decision that denied remand of the case to Kentucky state court and remanded the case to Kentucky state court. The Sixth Circuit did not address the merits of the district court's dismissal order. Defendants' petition for rehearing with the Sixth Circuit was denied in December 2011.

False Claims Act Case: PM USA is a defendant in a qui tam action filed in the United States District Court for the District of Columbia (United States ex rel. Anthony Oliver) alleging violation of the False Claims Act in connection with sales of cigarettes to the U.S. military. The relator contends that PM USA violated "most favored customer" provisions in government contracts and regulations by selling cigarettes to non-military customers in overseas markets at more favorable prices than it sold to the U.S. military exchange services for resale on overseas military bases in those same markets. The relator has dropped Altria Group, Inc. as a defendant and has dropped claims related to post-MSA price increases on cigarettes sold to the U.S. military. On July 27, 2012, PM USA filed a motion to dismiss.

Argentine Grower Cases: PM USA and Altria Group, Inc. are defendants in two cases (Hupan) and (Chalanuk) filed in Delaware state court against multiple defendants by the parents of minor Argentine children born with alleged birth defects. Plaintiffs in these cases allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., an alleged subsidiary of PMI, and that they and their infant children were exposed directly and in utero to hazardous herbicides and pesticides used in the production and cultivation of tobacco. Plaintiffs seek compensatory and punitive damages against all defendants under U.S. and Argentine law. Altria Group, Inc. and PM USA are in discussions with PMI regarding indemnification for these cases pursuant to the Distribution Agreement between Altria Group, Inc. and PMI. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement.

UST Litigation

Claims related to smokeless tobacco products generally fall within the following categories:

First, UST and/or its tobacco subsidiaries has been named in certain actions in West Virginia (See In re: Tobacco Litigation above) brought by or on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers,

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs are five individuals alleging use of USSTC's smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products. USSTC, along with other non-cigarette manufacturers, has remained severed from such proceedings since December 2001.

Second, UST and/or its tobacco subsidiaries has been named in a number of other individual tobacco and health suits over time. Plaintiffs' allegations of liability in these cases are based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction, and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. USSTC is currently named in one such action in Florida (Vassallo).

Certain Other Actions

IRS Challenges to PMCC Leases
As discussed in Note 7. Segment Reporting, Note 8. Finance Assets, net and Note 10. Income Taxes above, Altria Group, Inc. entered into the Closing Agreement with the IRS in May 2012 that conclusively resolved the federal income tax treatment for all prior and future tax years of certain leveraged lease transactions (referred to by the IRS as lease-in/lease-out ("LILO") and sale-in/lease-out ("SILO") transactions) entered into by PMCC.
Pursuant to the Closing Agreement, Altria Group, Inc. paid $456 million in federal income taxes and related estimated interest with respect to the 2000 through 2010 tax years in June 2012. This payment is net of federal income taxes that Altria Group, Inc. paid on gains associated with sales of assets leased in the LILO and SILO transactions from January 1, 2008 through December 31, 2011. In addition, Altria Group, Inc. expects to pay approximately $50 million in state taxes and related estimated interest for the 2000 through 2010 tax years. The tax component of these payments represents an acceleration of federal and state income taxes that Altria Group, Inc. would have otherwise paid over the lease terms of the LILO and SILO transactions.
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
As previously reported in June 2011, Altria Group, Inc. recorded a one-time charge of $627 million against its reported earnings related to the tax treatment of the LILO and SILO transactions. In quantifying this charge, Altria Group, Inc. was required to make assumptions regarding the timing and terms of a potential settlement of this matter with the IRS. As a result of differences between those assumptions and the terms of the Closing Agreement, Altria Group, Inc. recorded a one-time net earnings benefit of $68 million during the second quarter of 2012 due primarily to lower than estimated interest expense on tax underpayments.
Pursuant to the Closing Agreement, Altria Group, Inc. also agreed to dismiss, with prejudice, the litigation in federal court related to the tax treatment of the LILO and SILO transactions and to relinquish its right to seek refunds for federal taxes and interest previously paid. The court entered the order of dismissal in May 2012 and Altria Group, Inc. reduced both Other assets and tax liabilities on its condensed consolidated balance sheet by approximately $750 million, which represents the remaining amount of federal taxes and interest that Altria Group, Inc. previously paid and accounted for as deposits pending the outcome of the LILO and SILO dispute.
Kraft Thrift Plan Cases: Four participants in the Kraft Foods Global, Inc. Thrift Plan ("Kraft Thrift Plan"), a defined contribution plan, filed a class action complaint (George II) on behalf of all participants and beneficiaries of the Kraft Thrift Plan in July 2008 in the United States District Court for the Northern District of Illinois alleging breach of fiduciary duty under the Employee Retirement Income Security Act ("ERISA"). Named defendants in this action included Altria

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Corporate Services, Inc. (now Altria Client Services Inc.) and certain company committees that allegedly had a relationship to the Kraft Thrift Plan. Plaintiffs requested, among other remedies, that defendants restore to the Kraft Thrift Plan all losses improperly incurred.
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
The parties have reached a court-approved class-wide settlement for George I and George II that does not require any payment by the Altria Group, Inc. defendants. In June 2012, the class-wide settlement for both cases was approved and a final order and judgment was issued, concluding this litigation.

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At September 30, 2012, subsidiaries of Altria Group, Inc. were also contingently liable for $32 million of guarantees related to their own performance, consisting primarily of surety bonds. In addition, from time to time, subsidiaries of Altria Group, Inc. issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.'s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the "Distribution Agreement"), entered into as a result of Altria Group, Inc.'s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at September 30, 2012 as the fair value of this indemnification is insignificant.

As more fully discussed in Note 12. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria Group, Inc.'s obligations under its outstanding debt securities, borrowings under its senior unsecured 5-year revolving credit agreement (the "Credit Agreement") and amounts outstanding under its commercial paper program.

Redeemable Noncontrolling Interest

In September 2007, Ste. Michelle completed the acquisition of Stag's Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC ("Michelle-Antinori"), in which Ste. Michelle holds an 85% ownership interest with a

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15% noncontrolling interest held by Antinori California ("Antinori"). In connection with the acquisition of Stag's Leap Wine Cellars, Ste. Michelle entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require Ste. Michelle to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori's initial investment of $27 million. The put arrangement became exercisable on September 11, 2010 and has no expiration date. As of September 30, 2012, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized on the condensed consolidated balance sheet for the put arrangement.

The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because redemption is outside of the control of Ste. Michelle. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section on the condensed consolidated balance sheets at September 30, 2012 and December 31, 2011.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 12. Condensed Consolidating Financial Information:
PM USA, which is a wholly-owned subsidiary of Altria Group, Inc., has issued guarantees relating to Altria Group, Inc.'s obligations under its outstanding debt securities, borrowings under its Credit Agreement and amounts outstanding under its commercial paper program (the “Guarantees”). Pursuant to the Guarantees, PM USA fully and unconditionally guarantees, as primary obligor, the payment and performance of Altria Group, Inc.'s obligations under the guaranteed debt instruments (the “Obligations”), subject to release under certain customary circumstances as noted below.
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
The obligations of PM USA under the Guarantees are limited to the maximum amount as will, after giving effect to such maximum amount and all other contingent and fixed liabilities of PM USA that are relevant under Bankruptcy Law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act or any similar federal or state law to the extent applicable to the Guarantees, result in PM USA's obligations under the Guarantees not constituting a fraudulent transfer or conveyance. For this purpose, “Bankruptcy Law” means Title 11, U.S. Code, or any similar federal or state law for the relief of debtors.
PM USA will be unconditionally released and discharged from its obligations under each of the Guarantees upon the earliest to occur of:

•	the date, if any, on which PM USA consolidates with or merges into Altria Group, Inc. or any successor;

•	the date, if any, on which Altria Group, Inc. or any successor consolidates with or merges into PM USA;

•	the payment in full of the Obligations pertaining to such Guarantees; and

•	the rating of Altria Group, Inc.'s long-term senior unsecured debt by Standard & Poor's of A or higher.
At September 30, 2012, the respective principal wholly-owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.
The following sets forth the condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011, condensed consolidating statements of earnings and comprehensive earnings for the nine and three months ended September 30, 2012 and 2011, and condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and 2011 for Altria Group, Inc., PM USA and Altria Group, Inc.'s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.'s understanding of the Securities and Exchange Commission ("SEC") interpretation and application of Rule 3-10 of SEC Regulation S-X.
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Beginning in the second quarter of 2012, Altria Group, Inc. revised the classification of cash dividends received from subsidiaries on its condensed consolidating statements of cash flows to present them as cash flows from operating activities. These amounts were previously classified as cash flows from financing activities.  As other prior period financial information is presented, Altria Group, Inc. will similarly revise the condensed consolidating statements of cash flows in its future filings. The impact of this revision, which Altria Group, Inc. determined is not material to the related financial statements, is to increase cash inflows from operating activities (and decrease cash inflows from financing activities) for Altria Group, Inc. and PM USA as follows:

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
September 30, 2012
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Consumer products
Cash and cash equivalents	$2,153	$—	$33	$—	$2,186
Receivables	97	11	88	—	196
Inventories:
Leaf tobacco	—	416	336	—	752
Other raw materials	—	133	49	—	182
Work in process	—	8	253	—	261
Finished product	—	162	267	—	429
	—	719	905	—	1,624
Due from Altria Group, Inc. and subsidiaries	1,108	2,851	881	(4,840)	—
Deferred income taxes	9	1,245	33	—	1,287
Other current assets	270	341	30	—	641
Total current assets	3,637	5,167	1,970	(4,840)	5,934
Property, plant and equipment, at cost	2	3,243	1,474	—	4,719
Less accumulated depreciation	2	2,047	559	—	2,608
	—	1,196	915	—	2,111
Goodwill	—	—	5,174	—	5,174
Other intangible assets, net	—	2	12,081	—	12,083
Investment in SABMiller	6,468	—	—	—	6,468
Investment in consolidated subsidiaries	9,723	3,017	—	(12,740)	—
Due from Altria Group, Inc. and subsidiaries	4,500	—	—	(4,500)	—
Other assets	138	505	111	(335)	419
Total consumer products assets	24,466	9,887	20,251	(22,415)	32,189
Financial services
Finance assets, net	—	—	2,805	—	2,805
Other assets	—	—	44	—	44
Total financial services assets	—	—	2,849	—	2,849
Total Assets	$24,466	$9,887	$23,100	$(22,415)	$35,038

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
September 30, 2012
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Consumer products
Accounts payable	$3	$122	$164	$—	$289
Accrued liabilities:
Marketing	—	512	14	—	526
Taxes, except income taxes	—	57	8	—	65
Employment costs	25	9	112	—	146
Settlement charges	—	3,230	6	—	3,236
Other	342	533	316	—	1,191
Dividends payable	895	—	—	—	895
Due to Altria Group, Inc. and subsidiaries	3,279	355	1,030	(4,664)	—
Total current liabilities	4,544	4,818	1,650	(4,664)	6,348
Long-term debt	13,579	—	299	—	13,878
Deferred income taxes	2,038	—	3,392	(335)	5,095
Accrued pension costs	220	—	891	—	1,111
Accrued postretirement health care costs	—	1,553	811	—	2,364
Due to Altria Group, Inc. and subsidiaries	—	—	4,500	(4,500)	—
Other liabilities	219	190	151	—	560
Total consumer products liabilities	20,600	6,561	11,694	(9,499)	29,356
Financial services
Deferred income taxes	—	—	1,720	—	1,720
Due to Altria Group, Inc. and subsidiaries	—	—	176	(176)	—
Other liabilities	—	—	61	—	61
Total financial services liabilities	—	—	1,957	(176)	1,781
Total liabilities	20,600	6,561	13,651	(9,675)	31,137
Contingencies
Redeemable noncontrolling interest	—	—	33	—	33
Stockholders' Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,670	3,321	10,220	(13,541)	5,670
Earnings reinvested in the business	24,098	308	751	(1,059)	24,098
Accumulated other comprehensive losses	(1,604)	(303)	(1,566)	1,869	(1,604)
Cost of repurchased stock	(25,233)	—	—	—	(25,233)
Total stockholders' equity attributable to Altria Group, Inc.	3,866	3,326	9,414	(12,740)	3,866
Noncontrolling interests	—	—	2	—	2
Total stockholders' equity	3,866	3,326	9,416	(12,740)	3,868
Total Liabilities and Stockholders' Equity	$24,466	$9,887	$23,100	$(22,415)	$35,038

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
December 31, 2011
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Consumer products
Current portion of long-term debt	$—	$—	$600	$—	$600
Accounts payable	69	159	275	—	503
Accrued liabilities:
Marketing	—	390	40	—	430
Taxes, except income taxes	—	209	11	—	220
Employment costs	29	12	184	—	225
Settlement charges	—	3,508	5	—	3,513
Other	384	620	383	(76)	1,311
Dividends payable	841	—	—	—	841
Due to Altria Group, Inc. and subsidiaries	3,792	474	1,201	(5,467)	—
Total current liabilities	5,115	5,372	2,699	(5,543)	7,643
Long-term debt	12,790	—	299	—	13,089
Deferred income taxes	1,787	—	3,345	(381)	4,751
Accrued pension costs	236	—	1,426	—	1,662
Accrued postretirement health care costs	—	1,562	797	—	2,359
Due to Altria Group, Inc. and subsidiaries	—	—	6,500	(6,500)	—
Other liabilities	188	216	198	—	602
Total consumer products liabilities	20,116	7,150	15,264	(12,424)	30,106
Financial services
Deferred income taxes	—	—	2,811	—	2,811
Other liabilities	—	—	330	—	330
Total financial services liabilities	—	—	3,141	—	3,141
Total liabilities	20,116	7,150	18,405	(12,424)	33,247
Contingencies
Redeemable noncontrolling interest	—	—	32	—	32
Stockholders' Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,674	3,283	8,238	(11,521)	5,674
Earnings reinvested in the business	23,583	210	265	(475)	23,583
Accumulated other comprehensive losses	(1,887)	(312)	(1,649)	1,961	(1,887)
Cost of repurchased stock	(24,625)	—	—	—	(24,625)
Total stockholders' equity attributable to Altria Group, Inc.	3,680	3,181	6,863	(10,044)	3,680
Noncontrolling interests	—	—	3	—	3
Total stockholders' equity	3,680	3,181	6,866	(10,044)	3,683
Total Liabilities and Stockholders' Equity	$23,796	$10,331	$25,303	$(22,468)	$36,962

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Nine Months Ended September 30, 2012
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$16,090	$2,304	$(18)	$18,376
Cost of sales	—	5,238	640	(18)	5,860
Excise taxes on products	—	5,117	219	—	5,336
Gross profit	—	5,735	1,445	—	7,180
Marketing, administration and research costs	148	1,382	148	—	1,678
Changes to Mondelēz and PMI tax-related receivables	(48)	—	—	—	(48)
Asset impairment and exit costs	1	45	1	—	47
Amortization of intangibles	—	—	15	—	15
Operating (expense) income	(101)	4,308	1,281	—	5,488
Interest and other debt expense (income), net	548	(2)	322	—	868
Loss on early extinguishment of debt	874	—	—	—	874
Earnings from equity investment in SABMiller	(973)	—	—	—	(973)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(550)	4,310	959	—	4,719
(Benefit) provision for income taxes	(240)	1,567	314	—	1,641
Equity earnings of subsidiaries	3,387	163	—	(3,550)	—
Net earnings	3,077	2,906	645	(3,550)	3,078
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria Group, Inc.	$3,077	$2,906	$644	$(3,550)	$3,077

Net earnings	$3,077	$2,906	$645	$(3,550)	$3,078
Other comprehensive earnings, net of deferred income taxes	283	10	82	(92)	283
Comprehensive earnings	3,360	2,916	727	(3,642)	3,361
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$3,360	$2,916	$726	$(3,642)	$3,360

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For The Nine Months Ended September 30, 2011
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$16,009	$1,681	$(19)	$17,671
Cost of sales	—	5,139	588	(19)	5,708
Excise taxes on products	—	5,139	259	—	5,398
Gross profit	—	5,731	834	—	6,565
Marketing, administration and research costs	133	1,551	169	—	1,853
Changes to Mondelēz and PMI tax-related receivables	(19)	—	—	—	(19)
Asset impairment and exit costs	—	3	—	—	3
Amortization of intangibles	—	—	16	—	16
Operating (expense) income	(114)	4,177	649	—	4,712
Interest and other debt expense, net	517	5	343	—	865
Earnings from equity investment in SABMiller	(552)	—	—	—	(552)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(79)	4,172	306	—	4,399
(Benefit) provision for income taxes	(122)	1,569	396	—	1,843
Equity earnings of subsidiaries	2,511	116	—	(2,627)	—
Net earnings (loss)	2,554	2,719	(90)	(2,627)	2,556
Net earnings attributable to noncontrolling interests	—	—	(2)	—	(2)
Net earnings (loss) attributable to Altria Group, Inc.	$2,554	$2,719	$(92)	$(2,627)	$2,554

Net earnings (loss)	$2,554	$2,719	$(90)	$(2,627)	$2,556
Other comprehensive earnings, net of deferred income taxes	23	12	80	(92)	23
Comprehensive earnings (losses)	2,577	2,731	(10)	(2,719)	2,579
Comprehensive earnings attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive earnings (losses) attributable to Altria Group, Inc.	$2,577	$2,731	$(12)	$(2,719)	$2,577

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended September 30, 2012
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,444	$804	$(6)	$6,242
Cost of sales	—	1,763	225	(6)	1,982
Excise taxes on products	—	1,706	70	—	1,776
Gross profit	—	1,975	509	—	2,484
Marketing, administration and research costs	61	464	23	—	548
Changes to Mondelēz and PMI tax-related receivables	(48)	—	—	—	(48)
Asset impairment and exit costs	1	9	—	—	10
Amortization of intangibles	—	—	5	—	5
Operating (expense) income	(14)	1,502	481	—	1,969
Interest and other debt expense (income), net	181	(1)	102	—	282
Loss on early extinguishment of debt	874	—	—	—	874
Earnings from equity investment in SABMiller	(230)	—	—	—	(230)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(839)	1,503	379	—	1,043
(Benefit) provision for income taxes	(295)	527	154	—	386
Equity earnings of subsidiaries	1,201	56	—	(1,257)	—
Net earnings	657	1,032	225	(1,257)	657
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$657	$1,032	$225	$(1,257)	$657

Net earnings	$657	$1,032	$225	$(1,257)	$657
Other comprehensive earnings, net of deferred income taxes	70	4	31	(35)	70
Comprehensive earnings	727	1,036	256	(1,292)	727
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$727	$1,036	$256	$(1,292)	$727

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For The Three Months Ended September 30, 2011
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,311	$804	$(7)	$6,108
Cost of sales	—	1,684	206	(7)	1,883
Excise taxes on products	—	1,687	93	—	1,780
Gross profit	—	1,940	505	—	2,445
Marketing, administration and research costs	49	499	33	—	581
Changes to Mondelēz and PMI tax-related receivables	(19)	—	—	—	(19)
Amortization of intangibles	—	—	5	—	5
Operating (expense) income	(30)	1,441	467	—	1,878
Interest and other debt expense, net	177	1	115	—	293
Earnings from equity investment in SABMiller	(208)	—	—	—	(208)
Earnings before income taxes and equity earnings of subsidiaries	1	1,440	352	—	1,793
(Benefit) provision for income taxes	(51)	553	117	—	619
Equity earnings of subsidiaries	1,121	49	—	(1,170)	—
Net earnings	1,173	936	235	(1,170)	1,174
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria Group, Inc.	$1,173	$936	$234	$(1,170)	$1,173

Net earnings	$1,173	$936	$235	$(1,170)	$1,174
Other comprehensive (losses) earnings, net of deferred income taxes	(182)	5	27	(32)	(182)
Comprehensive earnings	991	941	262	(1,202)	992
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$991	$941	$261	$(1,202)	$991

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2012
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$1,883	$2,814	$382	$(2,959)	$2,120
Cash Provided by (Used In) Investing Activities
Consumer products
Capital expenditures	—	(18)	(59)	—	(77)
Other	—	—	(8)	—	(8)
Financial services
Proceeds from finance assets	—	—	813	—	813
Net cash (used in) provided by investing activities	—	(18)	746	—	728
Cash Provided by (Used In) Financing Activities
Consumer products
Long-term debt issued	2,787	—	—	—	2,787
Long-term debt repaid	(2,000)	—	(600)	—	(2,600)
Repurchases of common stock	(595)	—	—	—	(595)
Dividends paid on common stock	(2,508)	—	—	—	(2,508)
Issuances of common stock	—	—	—	—	—
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	220	17	(237)	—	—
Financing fees and debt issuance costs	(22)	—	—	—	(22)
Tender premiums and fees related to early extinguishment of debt	(864)	—	—	—	(864)
Cash dividends paid to parent	—	(2,774)	(185)	2,959	—
Other	7	(39)	(98)	—	(130)
Net cash used in financing activities	(2,975)	(2,796)	(1,120)	2,959	(3,932)
Cash and cash equivalents:
(Decrease) increase	(1,092)	—	8	—	(1,084)
Balance at beginning of period	3,245	—	25	—	3,270
Balance at end of period	$2,153	$—	$33	$—	$2,186

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For The Nine Months Ended September 30, 2011
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$2,596	$2,663	$117	$(2,812)	$2,564
Cash Provided by (Used In) Investing Activities
Consumer products
Capital expenditures	—	(16)	(59)	—	(75)
Other	—	1	—	—	1
Financial services
Proceeds from finance assets	—	—	248	—	248
Net cash (used in) provided by investing activities	—	(15)	189	—	174
Cash Provided by (Used In) Financing Activities
Consumer products
Long-term debt issued	1,494	—	—	—	1,494
Repurchases of common stock	(1,000)	—	—	—	(1,000)
Dividends paid on common stock	(2,379)	—	—	—	(2,379)
Issuances of common stock	29	—	—	—	29
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(34)	150	(116)	—	—
Financing fees and debt issuance costs	(24)	—	—	—	(24)
Cash dividends paid to parent	—	(2,702)	(110)	2,812	—
Other	35	(96)	(68)	—	(129)
Net cash used in financing activities	(1,879)	(2,648)	(294)	2,812	(2,009)
Cash and cash equivalents:
Increase	717	—	12	—	729
Balance at beginning of period	2,298	—	16	—	2,314
Balance at end of period	$3,015	$—	$28	$—	$3,043

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 13. Recent Accounting Guidance Not Yet Adopted:

In July 2012, the Financial Accounting Standards Board ("FASB") issued authoritative guidance with an option that simplifies how entities test indefinite-lived intangible assets for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the currently required quantitative impairment test. The new guidance is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption is permitted. Altria Group, Inc. intends to perform the quantitative impairment test under existing guidance for the 2012 annual indefinite-lived intangible asset impairment test and will evaluate the impact of performing a qualitative assessment in 2013.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

At September 30, 2012, Altria Group, Inc.'s direct and indirect wholly-owned subsidiaries included Philip Morris USA Inc. ("PM USA"), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; John Middleton Co. ("Middleton"), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC ("UST"), which through its direct and indirect wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC ("USSTC") and Ste. Michelle Wine Estates Ltd. ("Ste. Michelle"), is engaged in the manufacture and sale of smokeless products and wine. Philip Morris Capital Corporation ("PMCC"), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held an approximate 27.0% economic and voting interest in SABMiller plc ("SABMiller") at September 30, 2012, which is accounted for under the equity method of accounting. Altria Group, Inc.'s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends. At September 30, 2012, Altria Group, Inc.'s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

Altria Group, Inc.'s chief operating decision maker has been evaluating the operating results of the former cigarettes and cigars segments as a single smokeable products segment since January 1, 2012. The combination of these two formerly separate segments is related to the restructuring associated with a cost reduction program announced in October 2011 (the "2011 Cost Reduction Program"). Also, in connection with the 2011 Cost Reduction Program, effective January 1, 2012, Middleton became a wholly-owned subsidiary of PM USA, reflecting management's goal to achieve efficiencies in the management of these businesses. Effective with the first quarter of 2012, Altria Group, Inc.'s reportable segments are smokeable products, smokeless products, wine and financial services. As a result of the revised reportable segments and Middleton becoming a wholly-owned subsidiary of PM USA, certain prior period amounts have been recast to conform with the current-period presentation. For further discussion on the 2011 Cost Reduction Program, see Note 2. Asset Impairment, Exit, Implementation and Integration Costs to the condensed consolidated financial statements ("Note 2").

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Results of Operations for the Nine Months Ended September 30, 2012: The changes in Altria Group, Inc.'s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the nine months ended September 30, 2012, from the nine months ended September 30, 2011, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the nine months ended September 30, 2011	$2,554	$1.23

2011 Asset impairment, exit and integration costs	4	—
2011 SABMiller special items	24	0.01
2011 PMCC leveraged lease charge	627	0.30
2011 Tobacco and health judgments	24	0.01
2011 UST acquisition-related costs	4	—
2011 Tax items (*)	(24)	(0.01)
Subtotal 2011 special items	659	0.31

2012 Asset impairment, exit and implementation costs	(25)	(0.01)
2012 SABMiller special items	172	0.08
2012 PMCC leveraged lease benefit	68	0.03
2012 Tobacco and health judgments	(3)	—
2012 Loss on early extinguishment of debt	(559)	(0.28)
2012 Tax items (*)	51	0.03
Subtotal 2012 special items	(296)	(0.15)

Fewer shares outstanding	—	0.04
Change in tax rate	(84)	(0.04)
Operations	244	0.12
For the nine months ended September 30, 2012	$3,077	$1.51

(*) Excludes the tax impact included in the PMCC leveraged lease benefit/charge.
See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the nine months ended September 30, 2012 compared with the prior-year period were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase programs.

Change in Tax Rate: The change in tax rate was due primarily to a reduction in certain consolidated tax benefits resulting from the third quarter of 2012 debt tender offer.

Operations: The increase of $244 million shown in the table above was due primarily to the following:

•	higher income from the smokeable products, financial services and smokeless products segments; and

•	higher equity earnings from SABMiller.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Results of Operations for the Three Months Ended September 30, 2012: The changes in Altria Group, Inc.'s net earnings and diluted EPS attributable to Altria Group, Inc. for the three months ended September 30, 2012, from the three months ended September 30, 2011, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended September 30, 2011	$1,173	$0.57

2011 Integration costs	1	—
2011 SABMiller special items	8	—
2011 UST acquisition-related costs	1	—
2011 Tax items	(24)	(0.01)
Subtotal 2011 special items	(14)	(0.01)

2012 Asset impairment, exit and implementation costs	(7)	—
2012 SABMiller special items	(12)	(0.01)
2012 Tobacco and health judgments	(2)	—
2012 Loss on early extinguishment of debt	(559)	(0.28)
2012 Tax items	62	0.03
Subtotal 2012 special items	(518)	(0.26)

Fewer shares outstanding	—	0.01
Change in tax rate	(60)	(0.03)
Operations	76	0.04
For the three months ended September 30, 2012	$657	$0.32

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the three months ended September 30, 2012 compared with the prior-year period were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase programs.

Change in Tax Rate: The change in tax rate was due primarily to a reduction in certain consolidated tax benefits resulting from the third quarter of 2012 debt tender offer.

Operations: The increase of $76 million shown in the table above was due primarily to the following:

•	higher income from the smokeable products and smokeless products segments;

•	higher equity earnings from SABMiller; and

•	lower interest and other debt expense, net.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2012 Forecasted Results: In August 2012, Altria Group, Inc. revised its 2012 full-year reported diluted EPS forecast to a range of $2.01 to $2.05 from a range of $2.29 to $2.33, reflecting the loss on early extinguishment of debt related to a debt tender offer completed during the third quarter of 2012. In September 2012, Altria Group, Inc. revised its 2012 full-year reported diluted EPS forecast to a range of $2.03 to $2.07, reflecting an income tax benefit primarily attributable to the reversal of tax reserves and associated interest related to the closure of the Internal Revenue Service ("IRS") audit of the 2004-2006 tax years. In October 2012, Altria Group, Inc. reaffirmed its 2012 full-year reported diluted EPS forecast. The 2012 full-year reported diluted EPS forecast includes total estimated net expenses of $0.16 per share as detailed in the table below, as compared with 2011 full-year reported diluted EPS of $1.64, which included $0.41 per share of net expenses as detailed in the table below. In addition, in October 2012, Altria Group, Inc. reaffirmed its 2012 full-year forecast for adjusted diluted EPS, which excludes the net expenses in the table below, representing a growth rate of 7% to 9% over 2011 full-year adjusted diluted EPS.

The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

(Income) Expense, Net, Included in Reported Diluted EPS
	2012	2011
Loss on early extinguishment of debt	$0.28	$—
Asset impairment, exit, implementation and integration costs	0.02	0.07
SABMiller special items	(0.08)	0.03
PMCC leveraged lease (benefit) charge	(0.03)	0.30
Tobacco and health judgments	—	0.05
Tax items*	(0.03)	(0.04)
	$0.16	$0.41
* Excludes the tax impact included in the PMCC leveraged lease (benefit) charge.

Adjusted diluted EPS is a financial measure that is not consistent with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Altria Group, Inc.'s management reviews diluted EPS on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items include loss on early extinguishment of debt, restructuring charges, SABMiller special items, certain PMCC leveraged lease items, certain tax items and tobacco and health judgments. Altria Group, Inc.'s management does not view any of these special items to be part of its sustainable results as they may be highly variable and difficult to predict and can distort underlying business trends and results. Altria Group, Inc.'s management believes it is appropriate to disclose this non-GAAP financial measure to provide useful insight into underlying business trends and results, and to provide a more meaningful comparison of year-over-year results. Adjusted measures are used by management and regularly provided to Altria Group, Inc.'s chief operating decision maker for planning, forecasting and evaluating the performances of Altria Group, Inc.'s businesses, including allocating resources and evaluating results relative to employee compensation targets. This information should be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.

Discussion and Analysis

Consolidated Operating Results

See pages 98-101 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net revenues:
Smokeable products	$16,616	$16,500	$5,613	$5,499
Smokeless products	1,243	1,209	437	426
Wine	381	349	140	132
Financial services	136	(387)	52	51
Net revenues	$18,376	$17,671	$6,242	$6,108

Excise taxes on products:
Smokeable products	$5,239	$5,304	$1,742	$1,747
Smokeless products	83	81	29	28
Wine	14	13	5	5
Excise taxes on products	$5,336	$5,398	$1,776	$1,780

Operating income:
Operating companies income (loss):
Smokeable products	$4,716	$4,527	$1,637	$1,575
Smokeless products	678	660	246	245
Wine	63	54	26	23
Financial services	166	(359)	79	83
Amortization of intangibles	(15)	(16)	(5)	(5)
General corporate expenses	(167)	(173)	(61)	(62)
Changes to Mondelēz and PMI tax-related receivables	48	19	48	19
Corporate asset impairment and exit costs	(1)	—	(1)	—
Operating income	$5,488	$4,712	$1,969	$1,878

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

The following events that occurred during the nine and three months ended September 30, 2012 and 2011 affected the comparability of statement of earnings amounts.

•
Asset Impairment, Exit, Implementation and Integration Costs: For the nine and three months ended September 30, 2012, pre-tax asset impairment, exit and implementation costs consisted of the following:

	For the Nine Months Ended September 30, 2012			For the Three Months Ended September 30, 2012
	Asset Impairment and Exit Costs	Implementation (Gain) Costs	Total	Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
Smokeable products	$24	$(11)	$13	$1	$1	$2
Smokeless products	22	5	27	8	—	8
General corporate	1	(1)	—	1	—	1
Total	$47	$(7)	$40	$10	$1	$11

For the nine months ended September 30, 2011, total pre-tax asset impairment and exit costs were $3 million, all of which were reported in the smokeable products segment. There were no asset impairment and exit costs incurred during the three months ended September 30, 2011. In addition, total pre-tax integration costs of $3 million and $1 million for the nine and three months ended September 30, 2011, respectively, were reported in the smokeless products segment. There were no implementation costs incurred during the nine months ended September 30, 2011.

In October 2011, Altria Group, Inc. announced the 2011 Cost Reduction Program for its tobacco and service company subsidiaries, reflecting Altria Group, Inc.'s objective to reduce cigarette-related infrastructure ahead of PM USA's cigarettes volume declines. As a result of this program, Altria Group, Inc. expects to incur total net pre-tax charges of approximately $300 million (concluding by the end of 2012). Total pre-tax charges, net, incurred since the inception of this program through September 30, 2012 were $264 million. Altria Group, Inc. believes that the program remains on track to deliver $400 million in annualized savings against previously planned spending by the end of 2013.

Altria Group, Inc. had a severance liability balance of $68 million at September 30, 2012 related to its restructuring programs, substantially all of which is expected to be paid out by June 30, 2013.

For further details on asset impairment, exit, implementation and integration costs, see Note 2.

•
SABMiller Special Items: Altria Group, Inc.'s earnings from its equity investment in SABMiller for the nine months ended September 30, 2012 included gains resulting from SABMiller’s strategic alliance transactions with Anadolu Efes and Castel, and a gain related to SABMiller's Australian joint venture, partially offset by costs for SABMiller's “business capability programme,” costs related to SABMiller's acquisition of Foster's Group Limited and costs related to SABMiller's economic and social development program in South Africa. Altria Group, Inc.'s earnings from its equity investment in SABMiller for the three months ended September 30, 2012 included costs for SABMiller's "business capability programme" and costs related to SABMiller's acquisition of Foster's Group Limited. Altria Group, Inc.'s earnings from its equity investment in SABMiller for the nine months ended September 30, 2011 included costs for SABMiller's "business capability programme" and asset impairment charges related to the disposal of a distribution business in Italy, partially offset by pre-tax gains resulting from SABMiller's hotel and gaming transaction. Altria Group, Inc.'s earnings from its equity investment in SABMiller for the three months ended September 30, 2011 included costs for SABMiller's "business capability programme."

•
PMCC Leveraged Lease Benefit/Charge: During the second quarter of 2012, Altria Group, Inc. entered into a closing agreement (the "Closing Agreement") with the IRS that conclusively resolved the federal income tax treatment for all prior and future tax years of certain leveraged lease transactions entered into by PMCC. As a result of the Closing Agreement, Altria Group, Inc. recorded a one-time net earnings benefit of $68 million during the second quarter of 2012 due primarily to lower than estimated interest on tax underpayments.

During the second quarter of 2011, Altria Group, Inc. recorded a charge of $627 million related to the federal income tax treatment of these transactions (the "2011 PMCC Leveraged Lease Charge"). Approximately 50% of the charge ($315 million) represented a reduction in cumulative lease earnings recorded to date that will be recaptured over the remainder of the terms of the affected leases. The remaining portion of the charge ($312 million) primarily represented a permanent charge for interest on tax underpayments.

For the nine months ended September 30, 2012 and 2011, the benefit/charge associated with PMCC's leveraged lease transactions was recorded in Altria Group, Inc.'s condensed consolidated statements of earnings as follows:

	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011
	Net Revenues	Benefit for Income Taxes	Total	Net Revenues	(Benefit) Provision for Income Taxes	Total
	(in millions)
Reduction to cumulative lease earnings	$7	$(2)	$5	$490	$(175)	$315
Interest on tax underpayments	—	(73)	(73)	—	312	312
Total	$7	$(75)	$(68)	$490	$137	$627

For further discussions of the Closing Agreement and the PMCC leveraged lease benefit/charge, see Note 8. Finance Assets, net to the condensed consolidated financial statements ("Note 8"), Note 10. Income Taxes to the condensed consolidated financial statements ("Note 10") and Note 11. Contingencies to the condensed consolidated financial statements ("Note 11").

•
PMCC Recoveries and Allowance for Losses: During the third quarter of 2012, PMCC recorded pre-tax income of $33 million primarily related to recoveries from the sale of bankruptcy claims on, as well as the sale of aircraft under, its leases to American Airlines, Inc. ("American"), which filed for bankruptcy on November 29, 2011. In addition, during the second quarter of 2012 and the third quarter of 2011, PMCC decreased its allowance for losses by $10 million and $35 million, respectively, which was recorded as income during each respective period. For further discussion, see Note 8.

•
Tobacco and Health Judgments: For the nine and three months ended September 30, 2012, Altria Group, Inc. recorded pre-tax charges of $4 million and $3 million, respectively, in the smokeable products segment related to certain tobacco and health judgments. For the nine months ended September 30, 2011, Altria Group, Inc. recorded pre-tax charges of $36 million in the smokeable products segment related to certain tobacco and health judgments. These charges were included in marketing, administration and research costs on Altria Group, Inc.'s condensed consolidated statements of earnings. In addition, for the nine months ended September 30, 2011, Altria Group, Inc. recorded interest costs related to these judgments of $5 million. For further discussion, see Note 11.

•
Loss on Early Extinguishment of Debt: During the third quarter of 2012, Altria Group, Inc. completed a tender offer to purchase for cash $2.0 billion aggregate principal amount of certain of its senior unsecured notes. As a result of the tender offer, during the third quarter of 2012, Altria Group, Inc. recorded a pre-tax loss on early extinguishment of debt of $874 million, which included debt tender premiums and fees of $864 million and the write off of related unamortized debt discounts and debt issuance costs of $10 million. For further discussion, see Note 9. Debt to the condensed consolidated financial statements ("Note 9").

•
Tax Items: Tax items for the nine and three months ended September 30, 2012 included the reversal of tax reserves and associated interest due primarily to the closure in August 2012 of the IRS audit of Altria Group, Inc. and its consolidated subsidiaries' 2004 - 2006 tax years. Tax items for the nine and three months ended September 30, 2011 included the reversal of tax accruals no longer required and the expiration of statutes of limitations. For further discussion, see Note 10.

Consolidated Results of Operations for the Nine Months Ended September 30, 2012

The following discussion compares consolidated operating results for the nine months ended September 30, 2012, with the nine months ended September 30, 2011.

Net revenues, which include excise taxes billed to customers, increased $705 million (4.0%), due to higher net revenues from the financial services (which included the 2011 PMCC Leveraged Lease Charge), smokeable products, smokeless products and wine segments.

Excise taxes on products decreased $62 million (1.1%), due primarily to lower excise taxes for Middleton and lower smokeable products shipment volume.

Cost of sales increased $152 million (2.7%), due primarily to higher per unit settlement charges, higher manufacturing costs and higher United States Food and Drug Administration ("FDA") user fees.

Marketing, administration and research costs decreased $175 million (9.4%), primarily reflecting cost reduction initiatives, which included a postretirement benefit plan curtailment gain in 2012 related to the 2011 Cost Reduction Program, and lower charges related to tobacco and health judgments.

Operating income increased $776 million (16.5%), due primarily to higher operating results from the financial services(which included the 2011 PMCC Leveraged Lease Charge), smokeable products and smokeless products segments, and higher increases to Kraft Foods Inc., now known as Mondelēz International, Inc. ("Mondelēz"), and Philip Morris International Inc. ("PMI") tax-related receivables as discussed further in Note 10.

Earnings from Altria Group, Inc.'s equity investment in SABMiller increased $421 million (76.3%), due primarily to higher net gains in 2012 for SABMiller special items (which included gains resulting from SABMiller's strategic alliance transactions with Anadolu Efes and Castel in 2012) and higher ongoing equity earnings.

Altria Group, Inc.'s income tax rate decreased 7.1 percentage points to 34.8% due primarily to a $312 million charge that primarily represents interest on tax underpayments associated with the PMCC Leveraged Lease Charge, which was recorded during the second quarter of 2011, and a $73 million interest benefit recorded during the second quarter of 2012, resulting primarily from lower than estimated interest on tax underpayments related to the Closing Agreement with the IRS, partially offset by a reduction in certain consolidated tax benefits resulting from the third quarter of 2012 debt tender offer. For further discussion, see Note 10.

Net earnings attributable to Altria Group, Inc. of $3,077 million increased $523 million (20.5%), due primarily to higher operating income, higher earnings from Altria Group, Inc.'s equity investment in SABMiller and a lower income tax rate, partially offset by the loss on early extinguishment of debt related to the third quarter of 2012 debt tender offer. Diluted and basic EPS attributable to Altria Group, Inc. of $1.51, each increased by 22.8% due to higher net earnings attributable to Altria Group, Inc. and fewer shares outstanding.

Consolidated Results of Operations for the Three Months Ended September 30, 2012

The following discussion compares consolidated operating results for the three months ended September 30, 2012, with the three months ended September 30, 2011.

Net revenues, which include excise taxes billed to customers, increased $134 million (2.2%), due primarily to higher net revenues from the smokeable products and smokeless products segments.

Excise taxes on products were essentially unchanged as lower excise taxes for Middleton were mostly offset by higher smokeable products shipment volume.

Cost of sales increased $99 million (5.3%), due primarily to higher per unit settlement charges, higher manufacturing costs and higher smokeable products shipment volume.

Marketing, administration and research costs decreased $33 million (5.7%), primarily reflecting cost reduction initiatives.

Operating income increased $91 million (4.8%), due primarily to higher operating results from the smokeable products segment and higher increases to Mondelēz and PMI tax-related receivables as discussed further in Note 10.

Earnings from Altria Group, Inc.'s equity investment in SABMiller increased $22 million (10.6%), due primarily to higher ongoing equity earnings.

Interest and other debt expense, net, decreased $11 million (3.8%), due primarily to the maturity in July 2012 of $600 million aggregate principal amount of senior unsecured notes issued by UST, which were repaid in full.

Altria Group, Inc.'s income tax rate increased 2.5 percentage points to 37.0% due primarily to a reduction in certain consolidated tax benefits resulting from the third quarter of 2012 debt tender offer. For further discussion, see Note 10.

Net earnings attributable to Altria Group, Inc. of $657 million decreased $516 million (44.0%), due primarily to the loss on early extinguishment of debt related to the third quarter of 2012 debt tender offer, partially offset by higher operating income. Diluted and basic EPS attributable to Altria Group, Inc. of $0.32, each decreased by 43.9% due to lower net earnings attributable to Altria Group, Inc.

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

•
restrictions and requirements imposed by the Family Smoking Prevention and Tobacco Control Act (the "FSPTCA") enacted in June 2009, and restrictions and requirements that have been, and in the future may be, imposed by the FDA under this statute;

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

Among other measures, the FSPTCA:

•	imposes restrictions on the advertising, promotion, sale and distribution of tobacco products, including at retail;

•	prohibits cigarettes with characterizing flavors other than menthol and tobacco;

•	bans descriptors such as "light," "mild" or "low" or similar descriptors unless expressly authorized by the FDA;

•	requires extensive ingredient disclosure to the FDA and may require more limited public ingredient disclosure;

•	prohibits any express or implied claims that a tobacco product is or may be less harmful than other tobacco products without FDA authorization;

•	imposes reporting obligations relating to contraband activity and grants the FDA authority to impose other recordkeeping and reporting obligations to address counterfeit and contraband products;

•
changes the language of the cigarette and smokeless tobacco product health warnings, enlarges their size and requires the development by the FDA of graphic warnings for cigarettes, which it published in June 2011, and gives the FDA the authority to require new warnings;

•	authorizes the FDA to adopt product regulations and related actions, including:

◦
to impose tobacco product standards that are appropriate for the protection of the public health through a regulatory process, including, among other possibilities, restrictions on ingredients, constituents or other properties, performance or design criteria as well as to impose testing, measurement, reporting and disclosure requirements;

◦
to subject tobacco products that are modified or first introduced into the market after March 22, 2011 to application and premarket review and authorization requirements (the "New Product Application Process") if the FDA does not find them to be “substantially equivalent” to products commercially marketed as of February 15, 2007, and to deny any such new product application thus preventing the distribution and sale of any product affected by such denial;

◦
to determine that certain existing tobacco products modified or introduced into the market for the first time between February 15, 2007 and March 22, 2011 are not "substantially equivalent" to products commercially marketed as of February 15, 2007, in which case the FDA could require the removal of such products or subject them to the New Product Application Process and, if any such applications are denied, prevent the continued distribution and sale of such products (see FDA Regulatory Actions below);

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

A complete set of guidance documents issued by the FDA can be found on the FDA's website at www.fda.gov/TobaccoProductsGuidanceComplianceRegulatoryInformation. The information on this website is not, and shall not be deemed to be, part of this report or incorporated into any other filings Altria Group, Inc. makes with the Securities and Exchange Commission ("SEC").

PM USA and USSTC submit comments to the FDA on draft or final guidance when appropriate.  In some cases, PM USA and USSTC may disagree with a particular interpretation by the FDA as expressed in draft or final guidance and may communicate their position in writing to the FDA.  For example, PM USA and USSTC communicated disagreement with FDA interpretations of the statute set forth in the "Draft Guidance for Industry and FDA Staff:  Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions" regarding when a manufacturer must submit substantial equivalence reports. While PM USA and USSTC believe that all of their current products meet the statutory requirements of the FSPTCA, they cannot predict whether, when or how the FDA ultimately will apply its guidance or seek to enforce the law and regulations consistent with its guidance. As discussed below in Investigations and Enforcement, FDA enforcement actions could have a material adverse effect on the business, financial condition, cash flows and results of operations of Altria Group,

Inc. and its tobacco subsidiaries.
The implementation of the FSPTCA and related regulations and guidance also may have an impact on enforcement efforts by states, territories and localities of the United States of their state laws and regulations as well as of the State Settlement Agreements discussed below (see State Settlement Agreements below).  Such enforcement efforts may adversely affect our tobacco subsidiaries' ability to market and sell regulated tobacco products in those states.

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
The law imposes fees on tobacco product manufacturers and importers to pay for the cost of regulation and other matters. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation according to a process set out in the statute, and then among manufacturers and importers within each respective class based on their relative market shares. For a discussion of the impact of the State Settlement Agreements, the Fair and Equitable Tobacco Reform Act of 2004 ("FETRA") and FDA user fee payments on Altria Group, Inc., see Debt and Liquidity-Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation. In addition, compliance with the law's regulatory requirements has resulted and will continue to result in additional costs for our tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter to date but could become substantial, either individually or in the aggregate, and will depend on the nature of the requirements imposed by the FDA.

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

TPSAC
The Role of the TPSAC
As required by the FSPTCA, the FDA has established a tobacco product scientific advisory committee (the "TPSAC"), which consists of both voting and non-voting members, to provide advice, reports, information and recommendations to the FDA on scientific and health issues relating to tobacco products. For example, the TPSAC advises the FDA about modified risk products (products marketed with reduced risk claims), good manufacturing practices, the effects of the alteration of nicotine yields from tobacco products and nicotine dependence thresholds. The TPSAC previously made reports and recommendations to the FDA on menthol cigarettes, including the impact of the use of menthol in cigarettes on the public health, and the nature and impact of dissolvable tobacco products on the public health. The FDA may seek advice from the TPSAC about other safety, dependence or health issues relating to tobacco products, including tobacco product standards and applications to market new tobacco products.
TPSAC Membership
Beginning in March 2010, PM USA and USSTC raised with the FDA their concerns that four of the voting members of the TPSAC have financial and other conflicts (including services as paid experts for plaintiffs in tobacco litigation) that could hamper the full and fair consideration of issues by the TPSAC and requested that their appointments be withdrawn. The FDA declined PM USA's and USSTC's requests, stating that the FDA had satisfied itself, after inquiry, that the TPSAC members did not have disqualifying conflicts of interest. The FDA stated further that it would continue to screen, in accordance with relevant statutory and regulatory provisions and FDA guidance, all TPSAC members for potential conflicts of interest for matters that the TPSAC would be considering. The FDA also engaged two individuals to serve as consultants to a TPSAC subcommittee who also served as paid experts for plaintiffs in tobacco litigation. PM USA and USSTC raised similar concerns related to the engagement of these individuals and the FDA similarly declined to terminate these engagements. In February 2011, Lorillard Tobacco Company and R.J. Reynolds Tobacco Company filed suit in the U.S. District Court for the District of Columbia against the United States Department of Health and Human Services and individual defendants (sued in their official capacities) asserting that the composition of the TPSAC and the composition of the Constituents Subcommittee of the TPSAC violates several federal laws, including the Federal Advisory Committee Act. Two of the four relevant TPSAC members have since resigned. On August 1, 2012, the district court denied the government's motion to dismiss the plaintiffs' complaint.

TPSAC Action on Menthol
As mandated by the FSPTCA, in March 2011, the TPSAC submitted to the FDA a report on the impact of the use of menthol in cigarettes on the public health and related recommendations. The TPSAC report stated that "[m]enthol cigarettes have an adverse impact on public health in the United States."  The TPSAC report recommended that the "[r]emoval of menthol cigarettes from the marketplace would benefit public health in the United States."  The report noted the potential that any ban on menthol cigarettes could lead to an increase in contraband cigarettes and other potential unintended consequences and suggested that the FDA consult with appropriate experts on this matter.  The TPSAC report also recommended that additional research could address gaps in understanding menthol cigarettes.

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

Final Tobacco Marketing Rule

As required by the FSPTCA, the FDA re-promulgated in March 2010 certain advertising and promotion restrictions in substantially the same form as regulations that were previously adopted in 1996 (but never imposed on tobacco manufacturers due to a United States Supreme Court ruling) (the "Final Tobacco Marketing Rule"). The Final Tobacco Marketing Rule:

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

Subject to the limitations described below, the Final Tobacco Marketing Rule took effect in June 2010. At the time of the re-promulgation of the Final Tobacco Marketing Rule, the FDA also issued an advance notice of proposed rulemaking regarding the so-called "1000 foot rule," which would establish restrictions on the placement of outdoor tobacco advertising in relation to schools and playgrounds. PM USA and USSTC submitted comments on this advance notice.

Since enactment, several lawsuits have been filed challenging various provisions of the FSPTCA and the Final Tobacco Marketing Rule, including their constitutionality and the scope of the FDA's authority thereunder. Altria Group, Inc. and its tobacco subsidiaries are not parties to any of these lawsuits. In January 2010, in one such challenge (Commonwealth Brands), the United States District Court for the Western District of Kentucky struck down as unconstitutional, and enjoined enforcement of, the portion of the Final Tobacco Marketing Rule that bans the use of color and graphics in labeling and advertising and claims implying that a tobacco product is safer because of FDA regulation. The parties appealed and in March 2012, the United States Court of Appeals for the Sixth Circuit affirmed in part and reversed in part the district court's decision. The Sixth Circuit affirmed the district court's injunction against enforcement of the portion of the Final Tobacco Marketing Rule that bans the use of color and graphics in labeling and advertising. The Sixth Circuit reversed the injunction against enforcement of the prohibition on claims implying that a tobacco product is safer because of FDA regulation. The Sixth Circuit also held that the Final Tobacco Marketing Rule's ban on consumer continuity programs violates the First Amendment and reversed the district court's decision upholding the ban. The Sixth Circuit upheld the FSPTCA's statutory requirements for enlarged textual and graphic warnings on cigarette packages and advertising, but did not rule upon the constitutionality of the nine graphic warnings actually selected by the FDA in its June 2011 final rule. In May 2012, the plaintiffs in Commonwealth Brands filed a petition for rehearing and rehearing en banc, which the Sixth Circuit denied. On October 26, 2012, the plaintiffs filed a petition for writ of certiorari in the United States Supreme Court seeking further review of the Sixth Circuit's decision upholding the FSPTCA's new enlarged and expanded warning requirements that include graphic warnings, the FSPTCA's restrictions on modified risk tobacco product claims, and certain other provisions of the Final Tobacco Marketing Rule.  The FDA did not file a petition for writ of certiorari  with the United States Supreme Court seeking further review of the Sixth Circuit's decision. For a further discussion of this final rule and the challenge pending in the United States District Court for the District of Columbia, see FDA Regulatory Actions-Graphics Warnings below. The FDA has indicated that it does not intend to enforce the ban on the use of color and graphics in labeling and advertising for the duration of the injunction. In a separate challenge to the Final Tobacco Marketing Rule in the United States District Court for the Eastern District of Virginia, Renegade Tobacco Company, Inc. and others have challenged the constitutionality of an FDA regulation that restricts tobacco manufacturers from using the trade or brand name of a non-tobacco product on cigarettes or smokeless tobacco products. In May 2010, the Court issued a stay in the Renegade case pending FDA's consideration of amendments to the trade or brand name rule. In November 2011, FDA proposed an amended rule, but continues to exercise its discretion to enforce the original trade or brand name provisions of the Final Tobacco Marketing Rule according to FDA guidance issued in May 2010. It is not possible to predict the outcome of any such litigation or its effect on the extent of the FDA's authority to regulate tobacco products.

Contraband

The FSPTCA imposes on manufacturers reporting obligations relating to knowledge of suspected contraband activity involving their brands and also grants the FDA the authority to impose certain other recordkeeping and reporting obligations to address counterfeit and contraband tobacco products. The FSPTCA also empowers the FDA to assess whether additional tools should be employed to track and trace tobacco products through the distribution chain.

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

The rule requires that cigarette packaging manufactured after September 22, 2012 contain the new graphic warnings and all cigarette advertising contain the new warnings by that date. In August 2011, however, R.J. Reynolds Tobacco Company, Lorillard Tobacco Company, and several other plaintiffs filed suit in the United States District Court for the District of Columbia against the FDA challenging its graphic warnings rule. In November 2011, the district court granted the plaintiffs' motion for a preliminary injunction, thereby staying enforcement of the graphic warnings rule until 15 months after a final ruling from the district court. In February 2012, the district court entered final judgment on behalf of the plaintiffs, enjoining enforcement of the graphic warnings rule. The FDA has appealed this decision to the United States Court of Appeals for the District of Columbia Circuit. On August 24, 2012, the Court of Appeals affirmed the ruling of the district court. The FDA has filed a petition for panel rehearing and rehearing en banc with the Court of Appeals.

PM USA is not a party to this lawsuit, but the FDA has confirmed that it will not enforce the graphic warnings rule against PM USA on the same terms and with the same effect as the district court injunction discussed above.

New Product Marketing Authorization Processes

In January 2011, the FDA issued guidance concerning reports that manufacturers must submit for certain FDA-regulated tobacco products that the manufacturer modified or introduced for the first time into the market after February 15, 2007. These reports must be reviewed by the agency to determine if such tobacco products are "substantially equivalent" to products commercially available as of February 15, 2007.  In general, in order to continue marketing these products sold before March 22, 2011, manufacturers of FDA-regulated tobacco products were required to send to the FDA a report demonstrating substantial equivalence by March 22, 2011. PM USA and USSTC submitted timely reports. PM USA and USSTC can continue marketing these products unless the FDA makes a determination that a specific product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products or subject them to the New Product Application Process and, if any such applications are denied, prevent the continued distribution and sale of such products. PM USA and USSTC believe all of their current products meet the statute's requirements, but cannot predict when or how the FDA will respond to their reports.
Manufacturers intending to introduce new products and certain modified products into the market after March 22, 2011 must submit a report to the FDA and obtain a "substantial equivalence order" from the agency before introducing the products into the market. If the FDA declines to issue a so-called “substantial equivalence order” for a product or if the manufacturer itself determines that the product does not meet the substantial equivalence requirements, the product would need to undergo the New Product Application Process. At this time, it is not possible to predict how long agency reviews of either substantial equivalence reports or new product applications will take.
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

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. For example, in 2009, the federal excise tax ("FET") on cigarettes increased from 39 cents per pack to approximately $1.01 per pack and on July 1, 2010, the New York state excise tax increased by $1.60 to $4.35 per pack. Between the end of 1998 and October 25, 2012, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.41 per pack. As of October 25, 2012, two states (Illinois and Rhode Island) have enacted legislation to increase their cigarette excise tax in 2012. A proposed ballot initiative in California to increase the excise tax by $1.00 per pack was the subject of a vote in June 2012. The California Secretary of State has certified that the measure was defeated.

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

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.'s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of October 25, 2012, 22 states, Washington, D.C., Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control
The World Health Organization's Framework Convention on Tobacco Control (the "FCTC") entered into force in February 2005. As of October 25, 2012, 176 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things:

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

State Settlement Agreements

As discussed in Note 11, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims (collectively, the "State Settlement Agreements"). These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, market share and industry volume. For a discussion of the impact of the State Settlement Agreements, FETRA and FDA user fee payments on Altria Group, Inc., see Debt and Liquidity - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation. The settlements also place numerous requirements and restrictions on participating manufacturers' business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement, and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry's ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

In November 1998, USSTC entered into the Smokeless Tobacco Master Settlement Agreement (the "STMSA") with the attorneys general of various states and United States territories to resolve the remaining health care cost reimbursement cases initiated against USSTC. The STMSA required USSTC to adopt various marketing and advertising restrictions. USSTC is the only smokeless tobacco manufacturer to sign the STMSA.

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

In addition, such legislation has been enacted or is being considered in a number of localities. For example:

New York City adopted an ordinance that prohibits the sale of certain flavored tobacco products other than cigarettes. This legislation affects certain USSTC and Middleton products. The ordinance and related final regulations took effect in August 2010. Certain subsidiaries of USSTC have filed a lawsuit in the United States District Court for the Southern District of New

York challenging the New York City legislation on the grounds that it is preempted by the FSPTCA. In March 2010, the district court denied plaintiffs' motion for preliminary injunction against enforcement of the ordinance and, in November 2011, the district court denied plaintiffs' motion for summary judgment, and granted the City's cross-motion for summary judgment, on the preemption claim. Plaintiffs have appealed the denial to the United States Court of Appeals for the Second Circuit and, in the meantime, are complying with the ordinance pending resolution of the litigation. Argument is scheduled for November 6, 2012.

Providence, Rhode Island adopted two ordinances in January 2012. One would prohibit the sale in most retail outlets of certain flavored tobacco products other than cigarettes. This legislation differs in a number of ways from the New York City ordinance, including by attempting to prohibit reference to concepts such as "spicy, arctic, ice, cool, warm, hot, mellow, fresh and breeze." The second Providence ordinance prohibits licensed retailers in the city from accepting or redeeming coupons for cigarettes and other tobacco products or from selling such products to consumers through multi-pack discounts or other discounts provided in exchange for the purchase of another tobacco product. In February 2012, Altria Group, Inc.'s tobacco operating companies filed a legal challenge to these ordinances in the United States District Court for the District of Rhode Island challenging the legality of both ordinances on preemption and First Amendment grounds. Plaintiffs filed motions for preliminary injunction and summary judgment in March 2012. The City filed a cross-motion for summary judgment on June 15, 2012. Argument was heard on August 22, 2012. The City of Providence has agreed to stay enforcement of the ordinances until 14 days after the district court decides the summary judgment motions.

Whether other states or localities will enact legislation in this area, and the precise nature of such legislation if enacted, cannot be predicted. See FDA Regulation above for a summary of the FSPTCA's regulation of certain tobacco products with characterizing flavors.

State and Local Laws Imposing Certain Speech Requirements and Restrictions

In several jurisdictions, legislation or regulations have been enacted or proposed that would require the disclosure of health information separate from or in addition to federally-mandated health warnings or that would restrict commercial speech in certain respects. For example, in July 2012, the United States Court of Appeals for the Second Circuit determined that an effort by New York City to require retailers selling tobacco products to display a sign, issued by the New York City Board of Health, depicting graphic images of the potential health consequences of smoking and urging smokers to quit was preempted by federal law. This litigation has concluded.

As another example, the Village Board of Haverstraw, New York enacted a tobacco product display ban in April 2012. It would have barred tobacco retailers from displaying any tobacco product such that a consumer could view the product prior to purchase. Retailers could maintain a “tobacco menu,” listing the types and prices of tobacco products available for sale, but the menu could only be given to a customer, over the legal age to purchase tobacco products, who requested it. At all other times, any "tobacco menu" would have been concealed from view. In June 2012, an association of tobacco retailers, along with several tobacco product manufacturers and distributors (including PM USA, a subsidiary of USSTC, and Middleton), filed a lawsuit in the United States District Court for the Southern District of New York challenging the display ban on First Amendment and preemption grounds. In July 2012, the Village Board voted to approve a settlement of the lawsuit and, on August 13, 2012, voted to repeal the ordinance. This litigation has concluded.

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

In February 2011, PM USA filed a lawsuit in the United States District Court for the Eastern District of Virginia challenging the United States Department of Agriculture's (the "USDA") method for calculating the 2011 and future tobacco product class shares that are used to allocate liability for the industry payments that fund the FETRA buy-out described above and are used by the FDA to calculate the industry's FDA user fees. PM USA asserts in this litigation that the USDA violated FETRA by failing to apply the most current FET rates enacted by Congress, which became effective in April 2009, in calculating the class share allocations. PM USA has filed administrative appeals of its FETRA assessments beginning in fiscal year 2011 (all of which have been denied by the USDA) and has submitted a petition for rulemaking with the USDA (which petition was denied by the USDA in November 2011), in each case asserting that the USDA erroneously failed to base the FETRA class share allocations on the current FET rates. PM USA is challenging the USDA's calculation methodology as well as the denial of the petition for rulemaking and the denial of its quarterly assessment challenges. The Cigar Association of America has joined the litigation as a defendant intervenor. On October 9, 2012, the district court denied PM USA's motion for summary judgment, granted the defendants' motion for summary judgment and dismissed the case.

For a discussion of the impact of the State Settlement Agreements, FETRA and FDA user fee payments on Altria Group, Inc., see Debt and Liquidity - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation. We do not anticipate that the quota buy-out will have a material adverse impact on our consolidated results in 2012 and beyond.

Health Effects of Tobacco Consumption and Exposure to Environmental Tobacco Smoke ("ETS")

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

Reports with respect to the health effects of smoking have been publicized for many years, including in a June 2006 United States Surgeon General report on ETS entitled "The Health Consequences of Involuntary Exposure to Tobacco Smoke." Many jurisdictions within the United States have restricted smoking in public places. The pace and scope of public smoking bans have increased significantly. Some public health groups have called for, and various jurisdictions have adopted or proposed, bans on smoking in outdoor places, in private apartments and in cars with minors in them. It is not possible to predict the results of ongoing scientific research or the types of future scientific research into the health risks of tobacco exposure and the impact of such research on regulation.

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

Illicit Trade

Altria Group, Inc. and its tobacco subsidiaries support appropriate regulations and enforcement measures to prevent illicit trade in tobacco products. For example, Altria Group, Inc.'s tobacco subsidiaries are engaged in a number of initiatives to help prevent trade in contraband tobacco products, including: enforcement of wholesale and retail trade programs and policies on trade in contraband tobacco products; engagement with and support of law enforcement and regulatory agencies; litigation to protect their trademarks; and support for a variety of federal and state legislative initiatives. Legislative initiatives to address trade in contraband tobacco products are designed to protect the legitimate channels of distribution, impose more stringent penalties for the violation of illegal trade laws and provide additional tools for law enforcement. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products continue to evolve as the nature of illicit tobacco products evolves. For example, in March 2010, the President signed into law the Prevent All Cigarette Trafficking ("PACT") Act, which addresses illegal Internet sales by, among other things, imposing a series of restrictions and requirements on the delivery sale of cigarettes and smokeless tobacco products and makes such products non-mailable to consumers through the United States Postal Service, subject to limited exceptions. Certain Internet cigarette sellers filed lawsuits challenging the constitutionality of various aspects of this statute and sought injunctive relief in the United States District Courts for the District of Columbia, the Western District of New York and the Eastern District of Pennsylvania. In the Western District of New York, the district court enjoined only certain elements of the PACT Act, including a requirement that delivery-sellers obey the laws of the jurisdiction to which they ship cigarettes. In the District of Columbia, the district court issued a preliminary injunction substantially similar to the injunctive relief issued in the Western District of New York. The U.S. Department of Justice is challenging the District of Columbia injunctions on appeal and is pursuing a final judgment on the merits in the Western District of New York proceedings.

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

Operating Results

The following discussion compares tobacco space operating results for the nine and three months ended September 30, 2012, with the nine and three months ended September 30, 2011.

	For the Nine Months Ended September 30,
	Net Revenues		Operating Companies Income
	2012	2011	2012	2011
	(in millions)
Smokeable products	$16,616	$16,500	$4,716	$4,527
Smokeless products	1,243	1,209	678	660
Total tobacco space	$17,859	$17,709	$5,394	$5,187

	For the Three Months Ended September 30,
	Net Revenues		Operating Companies Income
	2012	2011	2012	2011
	(in millions)
Smokeable products	$5,613	$5,499	$1,637	$1,575
Smokeless products	437	426	246	245
Total tobacco space	$6,050	$5,925	$1,883	$1,820

Smokeable products segment

The smokeable products segment's operating companies income and margin grew during the nine and three months ended September 30, 2012 through higher pricing and effective cost management. PM USA continued to support Marlboro's new brand architecture with brand-building initiatives, which contributed to Marlboro's nine-month and third-quarter retail share performance.

The following table summarizes smokeable products segment shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(sticks in millions)
Cigarettes:
Marlboro	87,248	88,168	(1.0)%	28,954	28,673	1.0%
Other premium	6,503	7,115	(8.6)%	2,177	2,364	(7.9)%
Discount	7,290	6,151	18.5%	2,571	2,251	14.2%
Total cigarettes	101,041	101,434	(0.4)%	33,702	33,288	1.2%
Cigars:
Black & Mild	940	945	(0.5)%	298	346	(13.9)%
Other	14	15	(6.7)%	4	5	(20.0)%
Total cigars	954	960	(0.6)%	302	351	(14.0)%
Total smokeable products	101,995	102,394	(0.4)%	34,004	33,639	1.1%

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

The following table summarizes the smokeable products segment retail share performance:

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
Cigarettes:	2012	2011	Percentage Point Change	2012	2011	Percentage Point Change
Marlboro	42.6%	42.1%	0.5	42.7%	41.7%	1.0
Other premium	3.4	3.7	(0.3)	3.3	3.7	(0.4)
Discount	3.8	3.2	0.6	3.9	3.3	0.6
Total cigarettes	49.8%	49.0%	0.8	49.9%	48.7%	1.2
Cigars:
Black & Mild	30.1%	29.1%	1.0	29.9%	29.1%	0.8
Other	0.3	0.2	0.1	0.2	0.3	(0.1)
Total cigars	30.4%	29.3%	1.1	30.1%	29.4%	0.7

Cigarettes retail share results are based on data from SymphonyIRI Group/Capstone, which is a retail tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. The panel was not designed to capture sales through other channels, including the Internet, direct mail and some illicitly tax-advantaged outlets.

Cigars retail share results are based on data from the SymphonyIRI Group ("SymphonyIRI") InfoScan Cigar Database for Food, Drug, Mass Merchandisers (excluding Walmart) and Convenience trade classes, which tracks machine-made large cigars market share performance. Middleton defines machine-made large cigars as cigars made by machine that weigh greater than three pounds per thousand, except cigars sold at retail in packages of 20 cigars. This service was developed to provide a representation of retail business performance in key trade channels. It is SymphonyIRI's standard practice to periodically refresh its InfoScan syndicated services, which could restate retail share results that were previously released.

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

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2012, increased $116 million (0.7%) due primarily to higher net pricing ($284 million), which includes higher promotional investments behind Marlboro's new brand architecture, partially offset by lower shipment volume and unfavorable mix due to L&M's volume growth in Discount.  Operating companies income for the nine months ended September 30, 2012 increased $189 million (4.2%), due primarily to higher net pricing ($288 million), which includes higher promotional investments, marketing, administration and research savings reflecting cost reduction initiatives ($112 million) and lower charges related to tobacco and health judgments, partially offset by lower shipment volume and unfavorable mix ($124 million), higher per unit settlement charges ($89 million) and higher FDA user fees.
Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2012, increased $114 million (2.1%) due primarily to higher net pricing ($102 million), which includes higher promotional investments to support Marlboro's new brand architecture, and higher shipment volume, partially offset by unfavorable mix due to L&M's volume growth in Discount.  Operating companies income for the three months ended September 30, 2012 increased $62 million (3.9%), due primarily to higher net pricing ($106 million), which includes higher promotional investments, marketing, administration and research savings reflecting cost reduction initiatives ($34 million) and higher shipment volume, partially offset by higher per unit settlement charges ($38 million), higher manufacturing costs and unfavorable mix.
Total smokeable products shipment volume for the nine months ended September 30, 2012 decreased 0.4% versus the prior-year period. Total smokeable products shipment volume increased 1.1% for the three months ended September 30, 2012 versus the prior-year period.

PM USA's reported domestic cigarettes shipment volume decreased 0.4% for the nine months ended September 30, 2012, due primarily to the industry's rate of decline, partially offset by volume growth as a result of retail share gains. After adjusting for changes in trade inventories and other factors, PM USA's 2012 nine-month domestic cigarettes shipment volume was estimated to be down approximately 0.5%. For the nine months ended September 30, 2012, total cigarette category volume was estimated to be down approximately 3%.

PM USA's reported domestic cigarettes shipment volume for the three months ended September 30, 2012 increased 1.2% due primarily to retail share gains and changes in trade inventories, partially offset by the industry's rate of decline and one less shipping day. PM USA believes that the trade depleted less inventory during the third quarter of 2012 versus the prior-year period, which benefited comparisons of its reported third-quarter shipments. After adjusting for changes in trade inventories and other factors, PM USA's 2012 third-quarter domestic cigarettes shipment volume was estimated to be down approximately 1%. For the three months ended September 30, 2012, total cigarette category volume was estimated to be down approximately 3.5%.

PM USA's total premium brands (Marlboro and Other premium brands) shipment volume decreased 1.6% for the nine months ended September 30, 2012 and increased 0.3% for the three months ended September 30, 2012. In the Discount brands, PM USA's shipment volume for the nine and three months ended September 30, 2012 increased 18.5% and 14.2%, respectively, versus the prior-year periods due to L&M's volume growth, partially offset by Basic's volume decline. PM

USA's shipments of premium cigarettes accounted for 92.8% and 92.4% of its reported domestic cigarettes shipment volume for the nine and three months ended September 30, 2012, respectively, versus 93.9% and 93.2% for the nine and three months ended September 30, 2011, respectively.

Middleton's reported cigars shipment volume for the nine months ended September 30, 2012 decreased 0.6% due primarily to changes in trade inventories, partially offset by volume growth as a result of retail share gains. For the three months ended September 30, 2012, Middleton's reported cigars shipment volume decreased 14.0% due primarily to the timing of promotional shipments and other changes in trade inventories, and one less shipping day, partially offset by volume growth as a result of retail share gains. Middleton believes the trade built inventories in the third quarter of 2011 prior to Middleton's December 2011 price increase announcement.

In the cigarette category, Marlboro's 2012 retail share performance for the nine and three months ended September 30, 2012 continued to benefit from the brand-building initiatives supporting Marlboro's new architecture. Marlboro's retail share for the nine and three months ended September 30, 2012 increased 0.5 and 1.0 share points, respectively, versus the prior-year periods to 42.6% and 42.7%, respectively. PM USA continued to support Marlboro's new brand architecture within the Marlboro Black family by expanding Marlboro NXT into 27 states at the end of September 2012. Marlboro NXT contains capsule technology that allows adult smokers to switch from non-menthol to menthol taste.

PM USA's 2012 retail share for the nine and three months ended September 30, 2012 increased 0.8 and 1.2 share points, respectively, versus the prior-year periods, reflecting retail share gains by Marlboro and by L&M in Discount. These gains were partially offset by share losses on other portfolio brands.

In the machine-made large cigars category, Black & Mild's retail share for the nine and three months ended September 30, 2012 increased 1.0 and 0.8 share points, respectively. The brand continued to benefit from new untipped cigarillo varieties that were introduced in 2011, including Black & Mild Classic, Sweets and Wine as well as the 2012 third-quarter introduction of Black & Mild Jazz into select geographies and its seasonal offering, Summer Blend.

Smokeless products segment

The smokeless products segment's operating companies income grew during the nine and three months ended September 30, 2012 behind Copenhagen's strong shipment volume and retail share performance.

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(cans and packs in millions)
Copenhagen	284.9	258.5	10.2%	100.9	90.0	12.1%
Skoal	210.0	214.9	(2.3)%	72.9	70.9	2.8%
Copenhagen and Skoal	494.9	473.4	4.5%	173.8	160.9	8.0%
Other	61.0	71.9	(15.2)%	20.5	22.6	(9.3)%
Total smokeless products	555.9	545.3	1.9%	194.3	183.5	5.9%

Volume includes cans and packs sold, as well as promotional units, but excludes international volume, which is not material to the smokeless products segment. Other includes certain USSTC and PM USA smokeless products. New types of smokeless products, as well as new packaging configurations of existing smokeless products, may or may not be equivalent to existing moist smokeless tobacco ("MST") products on a can for can basis. To calculate volumes of cans and packs shipped, USSTC and PM USA have assumed that one pack of snus, irrespective of the number of pouches in the pack, is equivalent to one can of MST.

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2012	2011	Percentage Point Change	2012	2011	Percentage Point Change
Copenhagen	28.2%	25.8%	2.4	28.8%	26.5%	2.3
Skoal	22.3	22.9	(0.6)	22.1	22.8	(0.7)
Copenhagen and Skoal	50.5	48.7	1.8	50.9	49.3	1.6
Other	4.9	6.2	(1.3)	4.6	5.8	(1.2)
Total smokeless products	55.4%	54.9%	0.5	55.5%	55.1%	0.4

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

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2012, increased $34 million (2.8%) due primarily to higher pricing ($45 million) and higher shipment volume, partially offset by unfavorable mix due to growth in products introduced in recent years at a lower, popular price. Operating companies income for the nine months ended September 30, 2012 increased $18 million (2.7%) versus the prior-year period due primarily to higher net pricing ($36 million), which includes higher promotional investments, lower manufacturing costs ($17 million), higher shipment volume and marketing, administration and research savings reflecting cost reduction initiatives, partially offset by growth in products introduced in recent years at a lower, popular price and higher asset impairment, exit, and implementation costs primarily related to the 2011 Cost Reduction Program.
Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2012, increased $11 million (2.6%) due primarily to higher pricing ($12 million) and higher shipment volume, partially offset by growth in products introduced in recent years at a lower, popular price. Operating companies income for the three months ended September 30, 2012, increased $1 million (0.4%) as higher shipment volume, marketing, administration and research savings reflecting cost reduction initiatives and lower manufacturing costs, were mostly offset by growth in products introduced in recent years at a lower, popular price and higher asset impairment, exit, and implementation costs primarily related to the 2011 Cost Reduction Program.
For the nine months ended September 30, 2012, USSTC and PM USA's combined reported domestic smokeless products shipment volume grew 1.9% as volume growth on Copenhagen was partially offset by volume declines on the balance of the portfolio. USSTC and PM USA's combined reported domestic smokeless products shipment volume for the three months ended September 30, 2012 increased 5.9% as volume growth for Copenhagen and Skoal was partially offset by volume declines in Other portfolio brands.

After adjusting for changes in trade inventories and other factors, USSTC and PM USA estimate that their combined 2012 third-quarter domestic smokeless products shipment volume grew approximately 5%. USSTC and PM USA also believe that the smokeless category's volume grew at an estimated rate of approximately 5% over the twelve months ended September 30, 2012.

For the nine and three months ended September 30, 2012, Copenhagen's volume grew 10.2% and 12.1% respectively, as the brand continued to benefit from new products introduced in recent years, including the May 2012 expansion of Copenhagen Southern Blend into select geographies. Skoal's volume declined 2.3% for the nine months ended September 30, 2012 and increased 2.8% for the three months ended September 30, 2012. Skoal's nine-month and third-quarter volume comparisons were impacted by competitive activity and Copenhagen's strong performance. Skoal's nine-month volume comparison was also impacted by last year's de-listing of seven Skoal stock-keeping units ("SKUs") and the introduction of Skoal X-TRA. In late September 2012, USSTC announced the fourth quarter expansion of Skoal ReadyCut into over 20 states.

USSTC and PM USA's combined retail share for the nine and three months ended September 30, 2012 increased 0.5 and 0.4 share points, respectively, as Copenhagen's share gains were partially offset by share losses on the balance of the portfolio.

Copenhagen and Skoal's combined retail share for the nine and three months ended September 30, 2012 increased 1.8 and 1.6 share points, respectively. For the nine and three months ended September 30, 2012, Copenhagen's retail share grew 2.4 and 2.3 share points, respectively, as the brand continued to benefit from new products introduced over the past several years. Skoal's retail share for the nine months ended September 30, 2012 declined 0.6 share points due primarily to the de-listing of seven SKUs in the second quarter of 2011, competitive activity and Copenhagen's strong performance, partially offset by share gains on its Skoal X-TRA products. Skoal's third-quarter retail share declined 0.7 share points due primarily to competitive activity and Copenhagen's strong performance, partially offset by share gains on its Skoal X-TRA products.

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

Operating Results

Ste. Michelle delivered higher financial results for the nine and three months ended September 30, 2012 through higher pricing, higher shipment volume and improved premium mix.
The following discussion compares wine segment results for the nine and three months ended September 30, 2012, with the nine and three months ended September 30, 2011.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net revenues	$381	$349	$140	$132
Operating companies income	$63	$54	$26	$23

The following table summarizes wine segment case shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2012	2011	Change*	2012	2011	Change*
	(cases in thousands)
Chateau Ste. Michelle	1,860	1,718	8.3%	704	605	16.4%
Columbia Crest	1,193	1,356	(12.0)%	440	479	(8.2)%
Other	2,113	1,892	11.7%	766	757	1.2%
Total wine	5,166	4,966	4.0%	1,910	1,841	3.7%
*Percent volume change calculation is based on units to the nearest hundred.

Net revenues, which include excise taxes billed to customers, for the nine and three months ended September 30, 2012, increased $32 million (9.2%) and $8 million (6.1%), respectively, versus the prior-year periods, due primarily to higher shipment volume, higher pricing and improved premium mix.

Operating companies income for the nine and three months ended September 30, 2012 increased $9 million (16.7%) and $3 million (13.0%), respectively, due primarily to higher pricing, higher shipment volume and improved premium mix, partially offset by higher costs for select vintages and costs related to Ste. Michelle's sales force expansion. Operating companies income for the nine and three months ended September 30, 2011 also included UST acquisition-related costs.

For the nine and three months ended September 30, 2012, Ste. Michelle's wine shipment volume increased 4.0% and 3.7%, respectively, versus the prior-year periods, due primarily to the national expansion of select wines into off-premise channels.

Financial services segment

Business Environment

In 2003, PMCC ceased making new investments and began focusing exclusively on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC's operating companies income will fluctuate over time as investments mature or are sold. During the nine months ended September 30, 2012 and 2011, proceeds from asset management activities and recoveries on the sale of bankruptcy claims on, as well as the sale of aircraft under, its leases to American totaled $813 million and $248 million, respectively, and gains included in operating companies income totaled $138 million and $48 million, respectively. During the three months ended September 30, 2012 and 2011, proceeds from asset management activities and recoveries from the sale of bankruptcy claims on, as well as the sale of aircraft under, its leases to American totaled $261 million and $119 million, respectively, and gains included in operating companies income totaled $73 million and $36 million, respectively.

As discussed previously, during the second quarter of 2012, Altria Group, Inc. entered into the Closing Agreement with the IRS that conclusively resolved the federal income tax treatment for all prior and future tax years of certain leveraged lease transactions entered into by PMCC. As a result of the Closing Agreement, Altria Group, Inc. recorded a one-time net earnings benefit of $68 million during the second quarter of 2012, which included a pre-tax charge of $7 million that was recorded as a decrease to PMCC's net revenue and operating companies income. During the second quarter of 2011, Altria Group, Inc. recorded the 2011 PMCC Leveraged Lease Charge, which included a pre-tax charge of $490 million that was recorded as a decrease to PMCC's net revenue and operating companies income. For further discussion, see Note 8, Note 10 and Note 11.

PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. During the second quarter of 2012, PMCC determined that its allowance for losses exceeded the amount required based on management's assessment of the credit quality and size of PMCC's leasing portfolio. As a result, PMCC reduced its allowance for losses by $10 million, which was recorded as income during the nine months ended September 30, 2012. During the third quarter of 2011, PMCC determined that its allowance for losses exceeded the amount required based on management's assessment of the credit quality of the leasing portfolio at that time, including reductions in exposure to below investment grade lessees. As a result, PMCC reduced its allowance for losses by $35 million, which was recorded as income during the nine and three months ended September 30, 2011. PMCC believes that, as of September 30, 2012, the allowance for losses of $99 million is adequate. PMCC continues to monitor economic and credit conditions and the individual situations of its lessees and their respective industries, and may have to increase its allowance for losses if such conditions worsen. For further discussion of finance assets, see Note 8.

Operating Results

The following discussion compares financial services segment results for the nine and three months ended September 30, 2012, with the nine and three months ended September 30, 2011.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net revenues	$136	$(387)	$52	$51
Operating companies income (loss)	$166	$(359)	$79	$83

PMCC's net revenues and operating companies income for the nine months ended September 30, 2012 increased $523 million (100+%) and $525 million (100+%), respectively, versus the prior-year period. These increases were due primarily to lower leveraged lease charges and higher gains on asset sales, partially offset by lower lease revenues. The increase in operating companies income for the nine months ended September 30, 2012 also included recoveries in 2012 from the sale of bankruptcy claims on, as well as the sale of aircraft under, PMCC's leases to American, partially offset by a lower decrease to the allowance for losses in 2012.

PMCC's net revenues for the three months ended September 30, 2012 were essentially unchanged versus the prior-year period. PMCC's operating companies income for the three months ended September 30, 2012 decreased $4 million (4.8%)

versus the prior-year period, due primarily to a decrease in the allowance for losses in the third quarter of 2011, partially offset by recoveries from the sale of bankruptcy claims on, as well as the sale of aircraft under, its leases to American.

Financial Review

Net Cash Provided by Operating Activities

During the first nine months of 2012, net cash provided by operating activities was $2,120 million compared with $2,564 million during the first nine months of 2011. This decrease was due primarily to the Closing Agreement with the IRS, which resulted in a payment for federal income tax and estimated interest of $456 million in 2012, and a higher voluntary contribution made to Altria Group, Inc.'s pension plans during the first nine months of 2012 ($500 million) versus the first nine months of 2011 ($200 million), partially offset by higher earnings.

Altria Group, Inc. had a working capital deficit at September 30, 2012 and December 31, 2011. Altria Group, Inc.'s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section.

Net Cash Provided by Investing Activities

During the first nine months of 2012, net cash provided by investing activities was $728 million compared with $174 million during the first nine months of 2011. This change was due primarily to higher proceeds from finance asset sales in the first nine months of 2012.

Net Cash Used in Financing Activities

During the first nine months of 2012, net cash used in financing activities was $3,932 million compared with $2,009 million during the first nine months of 2011. This increase was due primarily to the following:

•
tender offer completed during the third quarter of 2012, which resulted in the repurchase of $2.0 billion of long-term debt as well as an $864 million payment of tender premiums and fees related to the early extinguishment of debt;

•	$600 million repayment of UST senior unsecured notes during the third quarter of 2012; and

•	higher dividends paid during the first nine months of 2012;

partially offset by:

•	higher debt issuances during the first nine months of 2012; and

•	lower share repurchases during the first nine months of 2012.

Debt and Liquidity

Credit Ratings - Altria Group, Inc.'s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings.  Under the terms of certain of Altria Group, Inc.'s existing debt instruments, a change in a credit rating could result in an increase or a decrease of the cost of borrowings. For instance, the interest rate payable on certain of Altria Group, Inc.'s outstanding notes is subject to adjustment from time to time if the rating assigned to the notes of such series by Moody's Investors Service, Inc. ("Moody's") or Standard & Poor's Ratings Services ("Standard & Poor's") is downgraded (or subsequently upgraded) as and to the extent set forth in the notes. The impact of credit ratings on the cost of borrowings under Altria Group, Inc.'s credit agreements is discussed below.

At September 30, 2012, the credit ratings and outlook for Altria Group, Inc.'s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook

Moody's	P-2	Baa1	Stable
Standard & Poor's	A-2	BBB	Stable
Fitch	F2	BBB+	Stable

Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs.

For the nine months ended September 30, 2012 and 2011, Altria Group, Inc.'s average daily short-term borrowings, peak short-term borrowings outstanding and weighted-average interest rate on short-term borrowings were as follows:

	For the Nine Months Ended September 30,
	2012	2011
	(dollars in millions)
Average daily short-term borrowings	$10	$91
Peak short-term borrowings outstanding	$190	$865
Weighted-average interest rate on short-term borrowings	0.42%	0.40%

As of and for the three months ended September 30, 2012 and 2011, and as of December 31, 2011, there were no short-term borrowings.

Short-term borrowings were repaid with cash provided by operating activities. Peak borrowings for the first nine months ended September 30, 2012 and 2011 were due primarily to payments related to State Settlement Agreements as further discussed in Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation, Tobacco Space - Business Environment and Note 11.

At September 30, 2012, Altria Group, Inc. had in place a senior unsecured 5-year revolving credit agreement (the "Credit Agreement"). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires on June 30, 2016. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.'s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate ("LIBOR") plus a percentage equal to Altria Group, Inc.'s credit default swap spread subject to certain minimum rates and maximum rates based on the higher of the rating of Altria Group, Inc.'s long-term senior unsecured debt from Standard & Poor's and Moody's. The applicable minimum and maximum rates based on Altria Group, Inc.'s long-term senior unsecured debt ratings at September 30, 2012 for borrowings under the Credit Agreement are 0.75% and 1.75%, respectively. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At September 30, 2012, the credit line available to Altria Group, Inc. was $3.0 billion.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.'s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated EBITDA of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At September 30, 2012, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.8 to 1.0 and 6.7 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms "consolidated EBITDA," "debt" and "consolidated interest expense," as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.

Any commercial paper issued by Altria Group, Inc. and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 12. Condensed Consolidating Financial Information to the condensed consolidated financial statements ("Note 12").

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

Debt - At September 30, 2012 and December 31, 2011, Altria Group, Inc.'s total debt, all of which is consumer products debt, was $13.9 billion and 13.7 billion, respectively.

As discussed in Note 9, on August 9, 2012, Altria Group, Inc. issued $1.9 billion aggregate principal amount of 2.850% senior unsecured long-term notes due 2022 and $0.9 billion aggregate principal amount of 4.250% senior unsecured long-term notes due 2042. Interest on these notes is payable semi-annually. The net proceeds from the issuances of these senior unsecured notes were added to Altria Group, Inc.'s general funds and were used to repurchase certain of its senior unsecured notes in connection with the third quarter of 2012 debt tender offer, and other general corporate purposes.
In July 2012, senior unsecured notes issued by UST in the aggregate principal amount of $600 million matured and were repaid in full.

Guarantees and Other Similar Matters - As discussed in Note 11, Altria Group, Inc. had guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at September 30, 2012. From time to time, subsidiaries of Altria Group, Inc. also issue lines of credit to affiliated entities. In addition, as discussed in Note 12, PM USA has issued guarantees related to Altria Group, Inc.'s indebtedness. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.'s liquidity.

Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation - As discussed previously and in Note 11, PM USA has entered into State Settlement Agreements with the states and territories of the United States. PM USA also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA's obligations under this trust expired on December 15, 2010 (these obligations had been offset by the obligations imposed on PM USA by the FETRA, which expires in 2014). USSTC and Middleton are also subject to obligations imposed by FETRA. In addition, in June 2009, PM USA and a subsidiary of USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. The State Settlement Agreements, FETRA and the FDA user fees call for payments that are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.'s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.'s subsidiaries recorded $3.8 billion and $3.7 billion of charges to cost of sales for the nine months ended September 30, 2012 and 2011, respectively, and $1.3 billion and $1.2 billion for the three months ended September 30, 2012 and 2011, respectively.

Based on current agreements, 2011 market share and historical annual industry volume decline rates, the estimated amounts that Altria Group, Inc.'s subsidiaries may charge to cost of sales for these payments will approximate $5 billion in 2012 and each year thereafter subject to adjustments noted below.

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

Litigation Escrow Deposits - With respect to certain adverse verdicts currently on appeal, as of September 30, 2012, PM USA has posted various forms of security totaling approximately $37 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the condensed consolidated balance sheet.

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

Leases - PMCC's investment in leases is included in the line item finance assets, net, on the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011. At September 30, 2012 , PMCC's net finance receivables of approximately $2.7 billion in leveraged leases, which is included in finance assets, net, on Altria Group, Inc.'s condensed consolidated balance sheet, consisted of rents receivable ($7.7 billion) and the residual value of assets under lease ($1.1 billion), reduced by third-party nonrecourse debt ($4.9 billion) and unearned income ($1.2 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. The third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, on Altria Group, Inc.'s condensed consolidated balance sheets. Finance assets, net, at September 30, 2012, also included net finance receivables for direct finance leases ($0.2 billion) and an allowance for losses ($0.1 billion).

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

During the nine months ended September 30, 2012, 2.7 million shares of restricted and deferred stock vested. The total fair value of restricted and deferred stock that vested during the nine months ended September 30, 2012 was $81 million. The weighted-average grant date fair value per share of these awards was $16.97.

Dividends paid during the first nine months of 2012 and 2011 were $2,508 million and $2,379 million, respectively, an increase of 5.4%, primarily reflecting a higher dividend rate, partially offset by lower shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase programs.

During the third quarter of 2012, Altria Group, Inc.'s Board of Directors approved a 7.3% increase in the quarterly dividend rate to $0.44 per common share versus the previous rate of $0.41 per common share. Altria Group, Inc. expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $1.76 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of Altria Group, Inc.'s Board of Directors.

In October 2011, Altria Group, Inc.'s Board of Directors authorized a $1.0 billion share repurchase program. During the nine and three months ended September 30, 2012, Altria Group, Inc. repurchased 19.6 million shares (aggregate cost of approximately $622 million, and $31.76 average price per share) and 7.7 million shares (aggregate cost of approximately $262 million, and $34.25 average price per share), respectively. As of September 30, 2012, Altria Group, Inc. had repurchased a total of 31.4 million shares of its common stock under this program at an aggregate cost of approximately $950 million, and an average price of $30.29 per share.

On October 23, 2012, Altria Group, Inc.'s Board of Directors authorized the expansion of the current share repurchase program from $1.0 billion to $1.5 billion. Upon such authorization, Altria Group, Inc. had approximately $550 million remaining in the expanded program, which Altria Group, Inc. expects to complete by June 30, 2013. The timing of share repurchases under this expanded program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of Altria Group, Inc.'s Board of Directors.

Recent Accounting Guidance Not Yet Adopted
See Note 13. Recent Accounting Guidance Not Yet Adopted to the condensed consolidated financial statements for a discussion of recent accounting guidance issued but not yet adopted.

Contingencies

See Note 11 for a discussion of contingencies.

Cautionary Factors That May Affect Future Results

Forward-Looking and Cautionary Statements

We¹ may from time to time make written or oral forward-looking statements, including earnings guidance and other statements contained in filings with the SEC, in reports to security holders and in press releases and investor webcasts. You can identify these forward-looking statements by use of words such as "strategy," "expects," “continues," "plans," "anticipates," "believes," "will," "estimates," "forecasts," "intends," "projects," "goals," "objectives," "guidance," "targets" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in Altria Group, Inc.'s securities. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the "Business Environment" sections preceding our discussion of operating results of our subsidiaries' businesses. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.

Tobacco-Related Litigation. Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria Group, Inc. and its subsidiaries, including PM USA and UST and its subsidiaries, as well as their respective indemnitees. Various types of claims may be raised in these proceedings, including product liability, consumer protection, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of distributors.

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

¹This section uses the terms "we," "our" and "us" when it is not necessary to distinguish among Altria Group, Inc. and its various operating subsidiaries or when any distinction is clear from the context.

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

Increased Competition in the United States Tobacco Categories. Each of Altria Group, Inc.'s tobacco subsidiaries operates in highly competitive tobacco categories. Settlements of certain tobacco litigation in the United States, among other factors, have resulted in substantial cigarette price increases. PM USA faces competition from lowest priced brands sold by certain United States and foreign manufacturers that have cost advantages because they are not parties to these settlements. These manufacturers may fail to comply with related state escrow legislation or may avoid escrow deposit obligations on the majority of their sales by concentrating on certain states where escrow deposits are not required or are required on fewer than all such manufacturers' cigarettes sold in such states. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes, and increased imports of foreign lowest priced brands. USSTC faces significant competition in the smokeless tobacco category, both from existing competitors and new entrants, and has experienced consumer down-trading to lower-priced brands. In the cigar category, additional competition has resulted from increased imports of machine-made large cigars manufactured offshore.

Governmental Investigations. From time to time, Altria Group, Inc. and its subsidiaries are subject to governmental investigations on a range of matters. We cannot predict whether new investigations may be commenced or the outcome of such investigations, and it is possible that our subsidiaries' businesses could be materially affected by an unfavorable outcome of future investigations.

New Product Technologies. Altria Group, Inc.'s subsidiaries continue to seek ways to develop and to commercialize new product technologies that may reduce the health risks associated with current tobacco products, while continuing to offer adult tobacco consumers (within and potentially outside the United States) products that meet their taste expectations and evolving preferences. Potential solutions being researched include tobacco-containing and nicotine-containing products that reduce or eliminate exposure to cigarette smoke and/or constituents identified by public health authorities as harmful. These efforts may include arrangements with third parties. Moreover, these efforts may not succeed. If our subsidiaries do not succeed in their efforts, but one or more of their competitors does, our subsidiaries may be at a competitive disadvantage. Further, we cannot predict whether regulators, including the FDA, will permit the marketing or sale of such products with claims of reduced risk to consumers (or otherwise impose an unduly burdensome regulatory framework on such products) or whether consumers' purchase decisions would be affected by such claims, which could affect the commercial viability of any such products that might be developed.

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

Competition, Evolving Consumer Preferences and Economic Downturns. Each of our tobacco and wine subsidiaries is subject to intense competition, changes in consumer preferences and changes in economic conditions. To be successful, they must continue to:

•	promote brand equity successfully;

•anticipate and respond to new and evolving consumer preferences;

•	develop new products and markets within and potentially outside of the United States and broaden brand portfolios in order to compete effectively with lower-priced products;

•improve productivity; and

•protect or enhance margins through cost savings and price increases.

The willingness of adult consumers to purchase premium consumer product brands depends in part on economic conditions. In periods of economic uncertainty, adult consumers may purchase more discount brands and/or, in the case of tobacco products, consider lower-priced tobacco products. The results of our tobacco and wine subsidiaries could suffer accordingly.

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

Information Systems. Altria Group, Inc. and its subsidiaries use information systems to help manage business processes, collect and interpret business data and communicate internally and externally with employees, investors, suppliers, customers and others. Many of these information systems are managed by third-party service providers. We have backup systems and business continuity plans in place and we take care to protect our systems and data from unauthorized access. Nevertheless, failure of our systems to function as intended, or penetration of our systems by outside parties intent on extracting or corrupting information or otherwise disrupting business processes, could result in loss of revenue, assets or personal or other sensitive data, cause damage to the reputation of our companies and their brands and result in legal challenges and significant remediation and other costs to Altria Group, Inc. and its subsidiaries.

Item 4. Controls and Procedures.
Altria Group, Inc. carried out an evaluation, with the participation of Altria Group, Inc.'s management, including Altria Group, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Altria Group, Inc.'s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, Altria Group, Inc.'s Chief Executive Officer and Chief Financial Officer concluded that Altria Group, Inc.’s disclosure controls and procedures are effective. There have been no changes in Altria Group, Inc.'s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Altria Group, Inc.'s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 11. Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against Altria Group, Inc. and its subsidiaries. See also Exhibits 99.1 and 99.2 to this report.

Item 1A. Risk Factors.
Information regarding Risk Factors appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Factors That May Affect Future Results," in Part I – Item 2 of this Quarterly Report on Form 10-Q and in Part I – Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011. Other than as set forth in Part I – Item 2 of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2011, Altria Group, Inc.'s Board of Directors authorized a $1.0 billion share repurchase program. On October 23, 2012, Altria Group, Inc.'s Board of Directors authorized the expansion of this program from $1.0 billion to $1.5 billion. Upon such authorization, Altria Group, Inc. had approximately $550 million remaining in the expanded program, which Altria Group, Inc. expects to complete by June 30, 2013. The timing of share repurchases under this expanded program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of Altria Group, Inc.'s Board of Directors.

Altria Group, Inc.'s share repurchase activity for each of the three months in the period ended September 30, 2012 , was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)

July 1-31, 2012	5,033	$33.43	23,700,000	$312,467,733
August 1-31, 2012	2,964,541	$34.89	26,660,000	$209,210,861
September 1-30, 2012	4,700,000	$33.85	31,360,000	$50,138,800
For the Quarter Ended September 30, 2012	7,669,574	$34.25

(1)
The total number of shares purchased include (i) shares purchased under Altria Group, Inc.'s October 2011 $1.0 billion share repurchase program (which totaled 2,960,000 shares in August and 4,700,000 shares in September) and (ii) shares tendered to Altria Group, Inc. by employees who vested in restricted and deferred stock and used shares to pay all or a portion of the related taxes, and forfeitures of restricted stock for which consideration was paid in connection with termination of employment of certain employees (which totaled 5,033 shares in July and 4,541 shares in August).

(2)	Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.

(3)
Because this chart provides information for each of the three months in the period ended September 30, 2012, it does not reflect the expansion of Altria Group, Inc.'s 2011 share repurchase program from $1.0 billion to $1.5 billion, which was authorized by Altria Group, Inc.'s Board of Directors on October 23, 2012.

Item 6. Exhibits.

10.1
Time Sharing Agreement between Altria Client Services Inc. and Martin J. Barrington dated as of July 25, 2012 (incorporated by reference to Exhibit 10.3 to Altria Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2012).

10.2
Time Sharing Agreement between Altria Client Services Inc. and David R. Beran dated as of July 25, 2012 (incorporated by reference to Exhibit 10.4 to Altria Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2012).

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
October 30, 2012