Form 10-K
period 2012-12-31
ALTRIA GROUP, INC.
filed 2013-02-27
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.33 1/3 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☑ Yes ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company) Smaller operating company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No
As of June 30, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $70 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at February 15, 2013
Common Stock, $0.33 1/3 par value	2,009,855,261 shares
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 16, 2013, to be filed with the Securities and Exchange Commission on or about April 4, 2013 are incorporated by reference into Part III hereof.

Part I
Item 1. Business.
General Development of Business
▪General: Altria Group, Inc. is a holding company incorporated in the Commonwealth of Virginia in 1985. At December 31, 2012, Altria Group, Inc.'s direct and indirect wholly-owned subsidiaries included Philip Morris USA Inc. ("PM USA"), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; John Middleton Co. ("Middleton"), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC ("UST"), which through its direct and indirect wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC ("USSTC") and Ste. Michelle Wine Estates Ltd. ("Ste. Michelle"), is engaged in the manufacture and sale of smokeless products and wine. Philip Morris Capital Corporation ("PMCC"), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held approximately 26.9% of the economic and voting interest of SABMiller plc ("SABMiller") at December 31, 2012, which Altria Group, Inc. accounts for under the equity method of accounting.
On January 6, 2009, Altria Group, Inc. acquired all of the outstanding common stock of UST. The transaction was valued at approximately $11.7 billion, which represented a purchase price of $10.4 billion and approximately $1.3 billion of UST debt, which together with acquisition-related costs and payments of approximately $0.6 billion, represented a total cash outlay of approximately $11 billion. This acquisition was financed with long-term borrowings. As a result of the acquisition, UST became an indirect wholly-owned subsidiary of Altria Group, Inc.
On March 28, 2008, Altria Group, Inc. distributed all of its interest in Philip Morris International Inc. ("PMI") to Altria Group, Inc. stockholders in a tax-free distribution. Following the distribution of PMI, Altria Group, Inc. does not own any shares of PMI stock. Altria Group, Inc. has reflected the results of PMI prior to the distribution as discontinued operations. The PMI spin-off resulted in a net decrease to Altria Group, Inc.'s total stockholders' equity of $14.7 billion on the distribution date. Following the PMI spin-off, Altria Group, Inc. lowered its dividend so that holders of both Altria Group, Inc. and PMI shares would receive initially, in the aggregate, the same dividends paid by Altria Group, Inc. prior to the PMI spin-off.
▪Source of Funds: Because Altria Group, Inc. is a holding company, its access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At December 31, 2012, Altria Group, Inc.'s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller, if and when SABMiller pays such dividends.
Financial Information About Segments
Altria Group, Inc.'s chief operating decision maker has been evaluating the operating results of the former cigarettes and cigars segments as a single smokeable products segment since January 1, 2012. The combination of these two formerly separate segments is related to the restructuring associated with the cost reduction program announced in October 2011 (the "2011 Cost Reduction Program"). Also, in connection with the 2011 Cost Reduction Program, effective January 1, 2012, Middleton became a wholly-owned subsidiary of PM USA. For further discussion on the 2011 Cost Reduction Program, see Note 4. Asset Impairment, Exit, Implementation and Integration Costs to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K ("Item 8").
Effective with the first quarter of 2012, and at December 31, 2012, Altria Group, Inc.'s reportable segments were smokeable products, smokeless products, wine and financial services. Net revenues and operating companies income (together with reconciliation to earnings before income taxes) attributable to each such segment for each of the last three years are set forth in Note 15. Segment Reporting to the consolidated financial statements in Item 8 ("Note 15").
Altria Group, Inc.'s chief operating decision maker reviews operating companies income to evaluate the performance of and allocate resources to the segments. Operating companies income for the segments excludes general corporate expenses and amortization of intangibles. Interest and other debt expense, net (consumer products), and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by Altria Group, Inc.'s chief operating decision maker. Information about total assets by segment is not disclosed because such information is not reported to or used by Altria Group, Inc.'s chief operating decision maker. Segment goodwill and other intangible assets, net, are disclosed in Note 3. Goodwill and Other Intangible Assets, net to the consolidated financial statements in Item 8. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements in Item 8 ("Note 2").

The relative percentages of operating companies income attributable to each reportable segment were as follows:

	2012	2011	2010

Smokeable products	83.7%	90.5%	84.6%
Smokeless products	12.5	13.6	12.1
Wine	1.4	1.4	0.9
Financial services	2.4	(5.5)	2.4
	100.0%	100.0%	100.0%

For items affecting the comparability of the relative percentages of operating companies income attributable to each reportable segment, see Note 15.
Effective with the first quarter of 2013, Altria Group, Inc.'s reportable segments will be smokeable products, smokeless products and wine. In connection with this revision, results of the financial services business and the alternative products business will be combined in an All Other category. Altria Group, Inc. is making these changes due to the continued reduction of the lease portfolio of PMCC and the relative financial contribution of Altria Group, Inc.'s alternative products business to its consolidated results. Altria Group, Inc. will begin reporting the All Other category and presenting comparable results for prior periods with its 2013 first-quarter results.
Narrative Description of Business
Portions of the information called for by this Item are included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Results by Business Segment of this Annual Report on Form 10-K.
Tobacco Space
Altria Group, Inc.'s tobacco operating companies include PM USA, USSTC and other subsidiaries of UST, and Middleton. In addition, Altria Group Distribution Company provides centralized sales, distribution and consumer engagement services for Altria Group, Inc.'s tobacco operating companies.
The products of Altria Group, Inc.'s tobacco subsidiaries include smokeable products, comprised of cigarettes manufactured and sold by PM USA and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; and smokeless products manufactured and sold by or on behalf of USSTC and PM USA. Altria Group, Inc.'s tobacco subsidiaries believe that a significant number of adult tobacco consumers switch between tobacco categories or use multiple forms of tobacco products and that approximately 30% of adult smokers are interested in spit-free smokeless tobacco alternatives to cigarettes.
▪Cigarettes: PM USA is the largest cigarette company in the United States, with total cigarette shipment volume in the United States of approximately 134.9 billion units in 2012, a decrease of 0.2% from 2011. Marlboro, the principal cigarette brand of PM

USA, has been the largest-selling cigarette brand in the United States for over 35 years.
▪Cigars: Middleton is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco to customers, substantially all of which are located in the United States. Total shipment volume for cigars was approximately 1.2 billion units in 2012, a decrease of 0.7% from 2011. Black & Mild is the principal cigar brand of Middleton.
▪Smokeless products: USSTC is the leading producer and marketer of moist smokeless tobacco products. The smokeless products segment includes the premium brands, Copenhagen and Skoal, value brands, Red Seal and Husky, and Marlboro Snus, a premium PM USA spit-free smokeless tobacco product. Substantially all of the smokeless products are manufactured and sold to customers in the United States. Total smokeless products shipment volume was 763.3 million units in 2012, an increase of 3.9% from 2011.
▪Distribution, Competition and Raw Materials: Altria Group, Inc.'s tobacco subsidiaries sell their tobacco products principally to wholesalers (including distributors), large retail organizations, including chain stores, and the armed services.
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
In June 2009, the President signed into law the Family Smoking Prevention and Tobacco Control Act ("FSPTCA"), which provides the United States Food and Drug Administration ("FDA") with broad authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of cigarettes, cigarette tobacco and smokeless tobacco products; the authority to require disclosures of related information; and the authority to enforce the FSPTCA and related regulations. The law also grants the FDA authority to extend its application, by regulation, to other tobacco products, including cigars. The FSPTCA imposes significant new restrictions on the sale, advertising and promotion of tobacco products. PM USA and a subsidiary of USSTC are subject to quarterly user fees as a result of this legislation, and the cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. PM USA, USSTC and other U.S. tobacco manufacturers have agreed to other marketing restrictions in the United States as part of the settlements of state health care cost recovery actions.
In the United States, under a contract growing program, PM USA purchases burley and flue-cured leaf tobaccos of various grades and styles directly from tobacco growers. Under the terms of this program, PM USA agrees to purchase the amount of tobacco specified in the grower contracts. PM USA also purchases a portion of its United States tobacco requirements through leaf merchants. In 2003, PM USA and certain other defendants reached an agreement with plaintiffs to settle a suit filed on behalf of a purported class of tobacco growers and quota-holders. The agreement includes a commitment by each settling manufacturer defendant, including PM USA, to purchase a certain percentage of its leaf requirements from U.S. tobacco growers over a period of at least 10 years. These quantities are subject to adjustment in accordance with the terms of the settlement agreement.
Tobacco production in the United States was historically subject to government controls, including the production control programs administered by the United States Department of Agriculture (the "USDA"). In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 ("FETRA") was signed into law. PM USA, USSTC, and Middleton are all subject to obligations imposed by FETRA. FETRA eliminated the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is approximately $9.5 billion and is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. As a result of FETRA, Altria Group, Inc.'s subsidiaries recorded approximately $0.4 billion of charges to cost of sales during each of the years ended December 31, 2012, 2011 and 2010.
In February 2011, PM USA filed a lawsuit in federal court challenging the USDA's method for calculating the 2011 and future tobacco product class shares that are used to allocate liability for the industry payments that fund the FETRA buy-out described above and used by the FDA to calculate the industry's FDA user fees. PM USA asserts in this litigation that the USDA violated FETRA and its own regulations by failing to apply the most current federal excise tax ("FET") rates enacted by Congress which became effective in April 2009, in calculating the class share allocations. PM USA has filed administrative appeals of its FETRA assessments beginning in fiscal year 2011 (all of which have been denied by the USDA) and has submitted a petition for rulemaking with the USDA (which petition was denied by the USDA in November 2011), in each case asserting that the USDA erroneously failed to base the FETRA class share allocations on the current FET rates. PM USA is appealing the USDA's calculations methodology as well as the denial of the petition for rulemaking and the denial of its quarterly assessment challenges. The Cigar Association of America has joined the litigation as a defendant intervenor. In October 2012, the district court dismissed the case over PM USA's objection and the matter is now on appeal.
The quota buy-out did not have a material impact on Altria Group, Inc.'s 2012 consolidated results, and Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2013 and 2014, when the obligations imposed by FETRA will expire.
USSTC purchases burley, dark fire-cured and air-cured tobaccos of various grades and styles from domestic tobacco growers under a contract growing program as well as from leaf merchants.
Middleton purchases burley and dark air-cured tobaccos of various grades and styles through leaf merchants. Middleton does not have a contract growing program.
Altria Group, Inc.'s tobacco subsidiaries believe there is an adequate supply of tobacco in the world markets to satisfy their current and anticipated production requirements.
Wine
Altria Group, Inc. acquired UST and its premium wine business, Ste. Michelle, in January 2009. Ste. Michelle is a producer of premium varietal and blended table wines. Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle and Columbia Crest, and owns wineries in or distributes wines from several other wine regions and foreign countries. Ste. Michelle's total 2012 wine shipment volume of 7.6 million cases increased 3.7% from 2011.
Ste. Michelle holds an 85% ownership interest in Michelle-Antinori, LLC, which owns Stag's Leap Wine Cellars in Napa Valley. Ste. Michelle also owns Conn Creek in Napa Valley and Erath in Oregon. In addition, Ste. Michelle distributes Antinori and Villa Maria Estate wines and Champagne Nicolas Feuillatte in the United States.
▪Distribution, Competition and Raw Materials: Key elements of Ste. Michelle's strategy are expanded domestic distribution of its wines, especially in certain account categories such as restaurants, wholesale clubs, supermarkets, wine shops and mass merchandisers, and a focus on improving product mix to higher-priced, premium products.
Ste. Michelle's business is subject to significant competition, including competition from many larger, well-established domestic and international companies, as well as from many smaller wine producers. Wine segment competition is primarily based on quality, price, consumer and trade wine tastings, competitive wine judging, third-party acclaim and advertising. Substantially all of Ste. Michelle's sales occur through state-licensed distributors.
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
At December 31, 2012, PMCC's investments in finance leases were principally comprised of the following investment categories: aircraft (33%), rail and surface transport (24%), electric power (24%), real estate (13%) and manufacturing (6%). There were no investments located outside the United States at December 31, 2012.
See Note 7. Finance Assets, net, Note 14. Income Taxes and Note 18. Contingencies to the consolidated financial statements in Item 8 for a discussion of a closing agreement with the Internal Revenue Service ("IRS") that conclusively resolved the federal income tax treatment for all prior and future tax years of certain leveraged lease transactions entered into by PMCC.
Other Matters
▪Customers: The largest customer of PM USA, USSTC and Middleton, McLane Company, Inc., accounted for approximately 27% of Altria Group, Inc.'s consolidated net revenues for each of the years ended December 31, 2012, 2011 and 2010. These net revenues were reported in the smokeable products and smokeless products segments.
Sales to three distributors accounted for approximately 66%, 66% and 65% of net revenues for the wine segment for the years ended December 31, 2012, 2011 and 2010, respectively.
▪Employees: At December 31, 2012, Altria Group, Inc. and its subsidiaries employed approximately 9,100 people.
▪Executive Officers of Altria Group, Inc.: The disclosure regarding executive officers is included in Item 10. Directors, Executive Officers and Corporate Governance - Executive Officers as of February 15, 2013 of this Annual Report on Form 10-K.
▪Research and Development: Research and development expense for the years ended December 31, 2012, 2011 and 2010 is set forth in Note 17. Additional Information to the consolidated financial statements in Item 8.
▪Intellectual Property: Trademarks are of material importance to Altria Group, Inc. and its operating companies, and are protected by registration or otherwise. In addition, as of December 31, 2012, the portfolio of over 500 United States patents owned by Altria Group, Inc.'s businesses, as a whole, was material to Altria Group, Inc. and its tobacco businesses. However, no one patent or group of related patents was material to Altria Group, Inc.'s business or its tobacco businesses as of December 31, 2012. Altria Group, Inc.'s businesses also have proprietary secrets, technology, know-how, processes and other intellectual property rights that are protected by appropriate confidentiality measures. Certain trade secrets are material to Altria Group, Inc. and its tobacco and wine businesses.

▪Environmental Regulation: Altria Group, Inc. and its subsidiaries (and former subsidiaries) are subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States: The Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as "Superfund"), which can impose joint and several liability on each responsible party. Subsidiaries (and former subsidiaries) of Altria Group, Inc. are involved in several matters subjecting them to potential costs of remediation and natural resource damages under Superfund or other laws and regulations. Altria Group, Inc.'s subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. As discussed in Note 2, Altria Group, Inc. provides for expenses associated with environmental remediation obligations on an undiscounted basis when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change. Other than those amounts, it is not possible to reasonably estimate the cost of any environmental remediation and compliance efforts that subsidiaries of Altria Group, Inc. may undertake in the future. In the opinion of management, however, compliance with environmental laws and regulations, including the payment of any remediation costs or damages and the making of related expenditures, has not had, and is not expected to have, a material adverse effect on Altria Group, Inc.'s consolidated results of operations, capital expenditures, financial position or cash flows.
Financial Information About Geographic Areas
Substantially all of Altria Group, Inc.'s net revenues are from sales generated in the United States for each of the last three fiscal years and substantially all of Altria Group, Inc.'s long-lived assets are located in the United States.
Available Information
Altria Group, Inc. is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Investors may read and copy any document that Altria Group, Inc. files, including this Annual Report on Form 10-K, at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access Altria Group, Inc.'s SEC filings.
Altria Group, Inc. makes available free of charge on or through its website (www.altria.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act

of 1934, as amended, as soon as reasonably practicable after Altria Group, Inc. electronically files such material with, or furnishes it to, the SEC. Investors can access Altria Group, Inc.'s filings with the SEC by visiting www.altria.com/secfilings.

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

We* may from time to time make written or oral forward-looking statements, including earnings guidance and other statements contained in filings with the SEC, in reports to security holders and in press releases and investor webcasts. You can identify these forward-looking statements by use of words such as "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "estimates," "forecasts," "intends," "projects," "goals," "objectives," "guidance," "targets" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in Altria Group, Inc.'s securities. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the Business Environment sections preceding our discussion of operating results of our subsidiaries' businesses in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K ("Item 7"). You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.
Tobacco-Related Litigation
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
Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 45 states and Puerto Rico now limit the dollar amount of bonds or require no bond at all. As discussed in Note 18. Contingencies to the consolidated financial statements in Item 8 ("Note 18"), tobacco litigation plaintiffs have challenged the constitutionality of Florida's bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.
___________________________________________________
*This section uses the terms "we," "our" and "us" when it is not necessary to distinguish among Altria Group, Inc. and its various operating subsidiaries or when any distinction is clear from the context.

In certain litigation, PM USA faces potentially significant non-monetary remedies. For example, in the lawsuit brought by the United States Department of Justice, discussed in Note 18, the district court did not impose monetary penalties but ordered significant non-monetary remedies, including the issuance of "corrective statements" in various media.
Altria Group, Inc. and its subsidiaries have achieved substantial success in managing litigation. Nevertheless, litigation is subject to uncertainty and significant challenges remain. It is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Altria Group, Inc. and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. Each of the companies has defended, and will continue to defend, vigorously against litigation challenges. However, Altria Group, Inc. and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria Group, Inc. to do so. See Item 3. Legal Proceedings of this Annual Report on Form 10-K, Note 18 and Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K for a discussion of pending tobacco-related litigation.
Tobacco Regulation and Control Action in the Public and Private Sectors
Our tobacco subsidiaries face significant governmental action, including efforts aimed at reducing the incidence of tobacco use, restricting marketing and advertising, imposing regulations on packaging, warnings and disclosure of flavors or other ingredients, prohibiting the sale of tobacco products with certain characterizing flavors or other characteristics, premarket authorization of certain tobacco products, limiting or prohibiting the sale of tobacco products by certain retail establishments and the sale of tobacco products in certain packing sizes, and seeking to hold them responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke.
PM USA, USSTC and other Altria Group, Inc. subsidiaries are subject to regulation, and may become subject to additional regulation, by the FDA, as discussed in detail in Tobacco Space - Business Environment - FSPTCA and FDA Regulation in Item 7. We cannot predict how the FDA will implement and enforce its statutory authority, including by promulgating additional regulations and pursuing possible investigatory or enforcement actions.
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced cigarette industry volume, and we expect that these factors will continue to reduce cigarette consumption levels. Actions by the FDA or other federal, state or local governments or agencies may impact the consumer acceptability of tobacco products, limit adult consumer choices, delay or prevent the launch of new or modified tobacco products, restrict communications to adult consumers, restrict the ability to differentiate tobacco products, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing, labeling or packing requirements, require the recall or removal of tobacco products from the marketplace or otherwise significantly increase the cost of doing business, all or any of which may have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.
Excise Taxes
Tobacco products are subject to substantial excise taxes, and significant increases in tobacco product-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States at the state, federal and local levels. Tax increases are expected to continue to have an adverse impact on sales of our tobacco products due to lower consumption levels and to a potential shift in adult consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products. Such shifts may have an adverse impact on the reported share performance of tobacco products of Altria Group, Inc.'s tobacco subsidiaries. For further discussion, see Tobacco Space - Business Environment - Excise Taxes in Item 7.
Increased Competition in the United States Tobacco Categories
Each of Altria Group, Inc.'s tobacco subsidiaries operates in highly competitive tobacco categories. Settlements of certain tobacco litigation in the United States, among other factors, have resulted in substantial cigarette price increases. PM USA faces competition from lowest priced brands sold by certain United States and foreign manufacturers that have cost advantages because they are not parties to these settlements. These manufacturers may fail to comply with related state escrow legislation or may avoid escrow deposit obligations on the majority of their sales by concentrating on certain states where escrow deposits are not required or are required on fewer than all such manufacturers' cigarettes sold in such states. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes, and increased imports of foreign lowest priced brands. USSTC faces significant competition in the smokeless tobacco category, both from existing competitors and new entrants, and has experienced consumer down-trading to lower-priced brands. In the cigar category, additional competition has resulted from increased imports of machine-made large cigars manufactured offshore.

New Product Technologies
Altria Group, Inc.'s subsidiaries continue to seek ways to develop and to commercialize new product technologies that may reduce the health risks associated with current tobacco products, while continuing to offer adult tobacco consumers (within and potentially outside the United States) products that meet their taste expectations and evolving preferences. Potential solutions being researched include tobacco-containing and nicotine-containing products that reduce or eliminate exposure to cigarette smoke and/or constituents identified by public health authorities as harmful. These efforts may include arrangements with third parties. Moreover, these efforts may not succeed. If our subsidiaries do not succeed in their efforts, but one or more of their competitors does, our subsidiaries may be at a competitive disadvantage. Further, we cannot predict whether regulators, including the FDA, will permit the marketing or sale of such products with claims of reduced risk to consumers (or otherwise impose an unduly burdensome regulatory framework on such products) or whether consumers' purchase decisions would be affected by such claims, which could adversely affect the commercial viability of any such products that might be developed.
Adjacency Growth Strategy
Altria Group, Inc. and its subsidiaries have adjacency growth strategies involving moves and potential moves into complementary products or processes. We cannot guarantee that these strategies, or any products introduced in connection with these strategies, will be successful. For a related discussion, see New Product Technologies above.
Tobacco Price, Availability and Quality
Any significant change in tobacco leaf prices, quality or availability could adversely affect our tobacco subsidiaries' profitability and business. For a discussion of factors that influence leaf prices, availability and quality, see Tobacco Space - Business Environment - Tobacco Price, Availability and Quality in Item 7.
Tobacco Key Facilities; Supply Security
Altria Group, Inc.'s tobacco subsidiaries face risks inherent in reliance on a few significant facilities and a small number of significant suppliers. A natural or man-made disaster or other disruption that affects the manufacturing facilities of any of Altria Group, Inc.'s tobacco subsidiaries or the facilities of any significant suppliers of any of Altria Group, Inc.'s tobacco subsidiaries could adversely impact the operations of the affected subsidiaries.  An extended disruption in operations experienced by one or more Altria Group, Inc. subsidiaries or significant suppliers could have a material adverse effect on the business, the consolidated results of operations, cash flows and financial position of Altria Group, Inc.
Attracting and Retaining Talent
Our ability to implement our strategy of attracting and retaining the best talent may be impaired by the impact of decreasing social acceptance of tobacco usage and tobacco regulation and control actions. The tobacco industry competes for talent with the consumer products industry and other companies that enjoy greater societal acceptance.  As a result, we may be unable to attract and retain the best talent.
Competition, Evolving Consumer Preferences and Economic Downturns
Each of our tobacco and wine subsidiaries is subject to intense competition, changes in consumer preferences and changes in economic conditions. To be successful, they must continue to:
▪promote brand equity successfully;
▪anticipate and respond to new and evolving consumer preferences;
▪develop new products and markets within and potentially outside of the United States and broaden brand portfolios in order to compete effectively with lower-priced products;
▪improve productivity; and
▪protect or enhance margins through cost savings and price increases.
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
Acquisitions
Altria Group, Inc. from time to time considers acquisitions. From time to time, we may engage in confidential acquisition negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Although we seek to maintain or improve our credit ratings over time, it is possible that completing a given acquisition or other event could impact our credit ratings or the outlook for those ratings. Furthermore, acquisition opportunities are limited, and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to continue to acquire attractive businesses on favorable terms, that we will realize any of the anticipated benefits from an acquisition or that acquisitions will be quickly accretive to earnings.

Capital Markets
Access to the capital markets is important for us to satisfy our liquidity and financing needs. Disruption and uncertainty in the capital markets and any resulting tightening of credit availability, pricing and/or credit terms may negatively affect the amount of credit available to us and may also increase our costs and adversely affect our earnings or our dividend rate.
Exchange Rates
For purposes of financial reporting, the earnings of SABMiller are translated into U.S. dollars from various local currencies based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar against these currencies, our reported equity earnings in SABMiller will be reduced because the local currencies will translate into fewer U.S. dollars.
Asset Impairment
We periodically calculate the fair value of our goodwill and other intangible assets to test for impairment. This calculation may be affected by several factors, including general economic conditions, regulatory developments, changes in category growth rates as a result of changing consumer preferences, success of planned new product introductions, competitive activity and tobacco-related taxes. If an impairment is determined to exist, we will incur impairment losses, which will reduce our earnings. For further discussion, see Critical Accounting Policies and Estimates in Item 7.
Wine - Competition; Grape Supply; Regulation and Excise Taxes
Ste. Michelle's business is subject to significant competition, including from many large, well-established domestic and international companies.  The adequacy of Ste. Michelle's grape supply is influenced by consumer demand for wine in relation to industry-wide production levels as well as by weather and crop conditions, particularly in eastern Washington. Supply shortages related to any one or more of these factors could increase production costs and wine prices, which ultimately may have a negative impact on Ste. Michelle's sales. In addition, federal, state and local governmental agencies regulate the alcohol beverage industry through various means, including licensing requirements, pricing, labeling and advertising restrictions, and distribution and production policies. New regulations or revisions to existing regulations, resulting in further restrictions or taxes on the manufacture and sale of alcoholic beverages, may have an adverse effect on Ste. Michelle's wine business. For further discussion, see Wine Segment - Business Environment in Item 7.
Information Systems
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
At December 31, 2012, the smokeable products segment utilized four manufacturing and processing facilities. PM USA owns and operates two tobacco manufacturing and processing facilities located in the Richmond, Virginia area that are utilized in the manufacturing and processing of cigarettes. Middleton owns and operates two manufacturing and processing facilities - one in King of Prussia, Pennsylvania and one in Limerick, Pennsylvania - that are utilized in the manufacturing and processing of cigars and pipe tobacco. In addition, PM USA owns a research and technology center in Richmond, Virginia that is leased to an affiliate, Altria Client Services Inc.
At December 31, 2012, the smokeless products segment utilized four smokeless tobacco manufacturing and processing facilities located in Franklin Park, Illinois; Hopkinsville, Kentucky; Nashville, Tennessee; and Richmond, Virginia, all of which are owned and operated by a wholly-owned subsidiary of USSTC.
At December 31, 2012, the wine segment utilized 11 wine-making facilities - seven in Washington, three in California and one in Oregon. All of these facilities are owned and operated by Ste. Michelle, with the exception of a facility that is leased by Ste. Michelle in Washington. In addition, in order to support the production of its wines, the wine segment utilized vineyards in Washington, California and Oregon which are leased or owned by Ste. Michelle.
The plants and properties owned or leased and operated by Altria Group, Inc. and its subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs.
Item 3. Legal Proceedings.
The information required by this Item is included in Note 18 and Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K. Altria Group, Inc.'s consolidated financial statements and accompanying notes for the year ended December 31, 2012 were filed on Form 8-K on January 31, 2013 (such consolidated financial statements and accompanying notes are also included in Item 8). The following summarizes certain developments in Altria Group, Inc.'s litigation since the filing of such Form 8-K.
Recent Developments
Smoking and Health Litigation
▪Engle Progeny Cases: On January 31, 2013, in the Kayton (formerly Tate) case, PM USA filed a notice to invoke discretionary jurisdiction with the Florida Supreme Court. Also, on January 31, 2013, in the Hatziyannakis case, PM USA filed a motion for a citation in order to facilitate further review of the case in the Florida Supreme Court.
In Wilder, a case pending in the United States District Court for the Middle District of Florida (Fort Myers), the jury returned a verdict in favor of PM USA on February 5, 2013.
On February 8, 2013 in the Naugle case, PM USA filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. Plaintiff also filed a notice on February 22, 2013 to invoke the discretionary jurisdiction of the Florida Supreme Court.
On February 13, 2013, the Florida Fourth District Court of Appeal affirmed per curiam the trial court's decision in favor of the plaintiff in the Weingart case.
With respect to the federal Engle progeny cases, on February 13, 2013, the defendants filed a motion for reconsideration by the United States District Court for the Middle District of Florida of its order directing the parties to engage in mediation to negotiate an aggregate settlement of all pending federal cases.
▪Non-Engle Progeny Case (Alaska): In the smoking and health case in Alaska in which a verdict was returned in favor of PM USA, the trial court withdrew on February 14, 2013 its prior order for a new trial upon PM USA's motion for reconsideration. On February 25, 2013, the plaintiff filed a motion for the trial court to reconsider its February 14, 2013 ruling and reinstate its prior order.

Health Care Cost Recovery Litigation
▪Other Disputes Related to Master Settlement Agreement ("MSA") Payments: On February 14, 2013, an arbitration panel (which is a separate panel from the one in the pending non-participating manufacturer adjustment disputes discussed in Note 18) issued a ruling in favor of the MSA states in the dispute over the method of converting ounces of "roll your own" tobacco into individual cigarettes for purposes of calculating PM USA's and the other participating manufacturer's downward volume adjustments.  Consequently, PM USA will not receive any credit against its future MSA payments for the approximately $92 million in excess payments that PM USA believed it made in 2004 - 2012 as a result of this issue.
This same arbitration panel also issued a ruling in the dispute over whether the "adjusted gross" or the "net" number of cigarettes on which federal excise tax is paid is the correct methodology for calculating MSA payments due from certain subsequent participating manufacturers.  It is unclear precisely which past and future MSA payments may be affected by this ruling.  PM USA also does not currently have access to the data that would be necessary to determine the magnitude and the direction of such effects, if any.
▪Federal Government's Lawsuit: On February 15, 2013, the United States Court of Appeals for the District of Columbia Circuit granted defendants' motion to hold their notice of appeal from the corrective statements order in abeyance.
"Lights/Ultra Lights" Cases
In the Aspinall case, on February 1, 2013, the Massachusetts Supreme Judicial Court, upon agreement of the parties, voluntarily dismissed Altria Group, Inc. without prejudice. PM USA is now the sole defendant in the case.
In the Carroll case, on February 6, 2013, the trial court approved the parties' stipulation to the dismissal without prejudice of Altria Group, Inc. and PMI. PM USA is now the sole defendant in the case.
In the Price case, on February 15, 2013, the Illinois Supreme Court denied PM USA's motion asking the Court to immediately exercise its jurisdiction over PM USA's appeal.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal stock exchange on which Altria Group, Inc.'s common stock (par value $0.33 1/3 per share) is listed is the New York Stock Exchange. At February 15, 2013, there were approximately 82,000 holders of record of Altria Group, Inc.'s common stock.
Performance Graph
The graph below compares the cumulative total shareholder return of Altria Group, Inc.'s common stock for the last five years with the cumulative total return for the same period of the S&P 500 Index and the Altria Group, Inc. Peer Group Index (1). The graph assumes the investment of $100 in common stock and each of the indices as of the market close on December 31, 2007 and the reinvestment of all dividends on a quarterly basis. On March 28, 2008, Altria Group, Inc. spun off its entire interest in Philip Morris International Inc. ("PMI") to its shareholders. The spin-off is treated as a special dividend for the purposes of calculating total shareholder return, with the then current market value of the distributed shares being deemed to have been reinvested on the spin-off date in shares of Altria Group, Inc.

Date	Altria Group, Inc.	Altria Group, Inc. Peer Group	S&P 500
December 2007	$100.00	$100.00	$100.00
December 2008	$68.69	$80.27	$63.00
December 2009	$96.38	$98.98	$79.67
December 2010	$129.07	$112.44	$91.67
December 2011	$164.77	$128.86	$93.60
December 2012	$184.17	$140.34	$108.58
Source: Bloomberg - "Total Return Analysis" calculated on a daily basis and assumes reinvestment of dividends as of the ex-dividend date.
(1)The Altria Group, Inc. Peer Group consists of 13 U.S.-headquartered consumer product companies that are competitors to Altria Group, Inc.'s tobacco operating companies subsidiaries or that have been selected on the basis of revenue or market capitalization: Campbell Soup Company, The Coca-Cola Company, Colgate-Palmolive Company, ConAgra Foods, Inc., General Mills, Inc., H. J. Heinz Company, The Hershey Company, Kellogg Company, Kimberly-Clark Corporation, Mondelēz International, Inc. (formerly Kraft Foods Inc.), Lorillard, Inc. ("Lorillard"), PepsiCo, Inc., and Reynolds American Inc.
Note - During the five year measuring period, certain members of the Altria Group, Inc. Peer Group issued special dividends that were also included in the calculation of total shareholder return for the Altria Group, Inc. Peer Group Index. Lorillard's performance was represented by a tracking stock, Carolina Group (CG), from December 2007 through June 9, 2008. Lorillard (LO) began trading as an independent company on June 10, 2008. On October 1, 2012, Kraft Foods Inc. (KFT) spun off Kraft Foods Group, Inc. (KRFT) to its shareholders and then changed its name from Kraft Foods Inc. to Mondelēz International, Inc. (MDLZ).

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2012
In October 2011, Altria Group, Inc.'s Board of Directors authorized a new $1.0 billion share repurchase program, which was expanded to $1.5 billion in October 2012 (the "October 2011 share repurchase program"). Altria Group, Inc. expects to complete the October 2011 share repurchase program by June 30, 2013. The timing of share repurchases under the October 2011 share repurchase program depends on marketplace conditions and other factors, and the program remains subject to the discretion of Altria Group, Inc.'s Board of Directors. Altria Group, Inc.'s share repurchase activity for each of the three months in the period ended December 31, 2012, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)

October 1- October 31, 2012	481,227	$31.93	31,840,000	$534,813,024
November 1- November 30, 2012	8,730,000	$32.13	40,570,000	$254,316,339
December 1- December 31, 2012	6,052,480	$32.61	46,620,000	$57,021,354
For the Quarter Ended December 31, 2012	15,263,707	$32.31

(1)
The total number of shares purchased include (a) shares purchased under the October 2011 share repurchase program (which totaled 480,000 shares in October, 8,730,000 shares in November and 6,050,000 shares in December) and (b) shares withheld by Altria Group, Inc. in an amount equal to statutory withholding for employees who vested in restricted and deferred stock and used shares to pay all or a portion of the related taxes, and forfeitures of restricted stock for which consideration was paid in connection with termination of employment of certain employees (which totaled 1,227 shares in October and 2,480 shares in December).

(2)	Aggregate number of shares purchased under the October 2011 share repurchase program as of the end of the period presented.

(3)	Reflects the expansion of the October 2011 share repurchase program from $1.0 billion to $1.5 billion, which was authorized by Altria Group, Inc.'s Board of Directors in October 2012.
The other information called for by this Item is included in Note 20. Quarterly Financial Data (Unaudited) to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K ("Item 8").

Item 6. Selected Financial Data.
(in millions of dollars, except per share and employee data)

	2012	2011	2010	2009	2008
Summary of Operations:
Net revenues	$24,618	$23,800	$24,363	$23,556	$19,356
Cost of sales	7,937	7,680	7,704	7,990	8,270
Excise taxes on products	7,118	7,181	7,471	6,732	3,399
Operating income	7,253	6,068	6,228	5,462	4,882
Interest and other debt expense, net	1,126	1,216	1,133	1,185	167
Earnings from equity investment in SABMiller	1,224	730	628	600	467
Earnings from continuing operations before income taxes	6,477	5,582	5,723	4,877	4,789
Pre-tax profit margin from continuing operations	26.3%	23.5%	23.5%	20.7%	24.7%
Provision for income taxes	2,294	2,189	1,816	1,669	1,699
Earnings from continuing operations	4,183	3,393	3,907	3,208	3,090
Earnings from discontinued operations, net of income taxes	—	—	—	—	1,901
Net earnings	4,183	3,393	3,907	3,208	4,991
Net earnings attributable to Altria Group, Inc.	4,180	3,390	3,905	3,206	4,930
Basic EPS — continuing operations	2.06	1.64	1.87	1.55	1.49
— discontinued operations	—	—	—	—	0.88
— net earnings attributable to Altria Group, Inc.	2.06	1.64	1.87	1.55	2.37
Diluted EPS — continuing operations	2.06	1.64	1.87	1.54	1.48
— discontinued operations	—	—	—	—	0.88
— net earnings attributable to Altria Group, Inc.	2.06	1.64	1.87	1.54	2.36
Dividends declared per share	1.70	1.58	1.46	1.32	1.68
Weighted average shares (millions) — Basic	2,024	2,064	2,077	2,066	2,075
Weighted average shares (millions) — Diluted	2,024	2,064	2,079	2,071	2,084
Capital expenditures	124	105	168	273	241
Depreciation	205	233	256	271	208
Property, plant and equipment, net (consumer products)	2,102	2,216	2,380	2,684	2,199
Inventories (consumer products)	1,746	1,779	1,803	1,810	1,069
Total assets	35,329	36,751	37,402	36,677	27,215
Total long-term debt	12,419	13,089	12,194	11,185	7,339
Total debt — consumer products	13,878	13,689	12,194	11,960	6,974
— financial services	—	—	—	—	500
Total stockholders’ equity	3,170	3,683	5,195	4,072	2,828
Common dividends declared as a % of Basic EPS	82.5%	96.3%	78.1%	85.2%	70.9%
Common dividends declared as a % of Diluted EPS	82.5%	96.3%	78.1%	85.7%	71.2%
Book value per common share outstanding	1.58	1.80	2.49	1.96	1.37
Market price per common share — high/low	36.29-28.00	30.40-23.20	26.22-19.14	20.47-14.50	79.59-14.34
Closing price per common share at year end	31.44	29.65	24.62	19.63	15.06
Price/earnings ratio at year end — Basic	15	18	13	13	6
Price/earnings ratio at year end — Diluted	15	18	13	13	6
Number of common shares outstanding at year end (millions)	2,010	2,044	2,089	2,076	2,061
Approximate number of employees	9,100	9,900	10,000	10,000	10,400
The Selected Financial Data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8.
The Selected Financial Data reflect the results of Altria Group, Inc.'s former subsidiary PMI as discontinued operations prior to the spin-off of PMI on March 28, 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Item 8 and the discussion of cautionary factors that may affect future results in Item 1A. Risk Factors of this Annual Report on Form 10-K ("Item 1A").
Description of the Company
At December 31, 2012, Altria Group, Inc.'s direct and indirect wholly-owned subsidiaries included Philip Morris USA Inc. ("PM USA"), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; John Middleton Co. ("Middleton"), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC ("UST"), which through its direct and indirect wholly-owned subsidiaries including U.S. Smokeless Tobacco Company LLC ("USSTC") and Ste. Michelle Wine Estates Ltd. ("Ste. Michelle"), is engaged in the manufacture and sale of smokeless products and wine. Philip Morris Capital Corporation ("PMCC"), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held approximately 26.9% of the economic and voting interest of SABMiller plc ("SABMiller") at December 31, 2012, which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc.'s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends. At December 31, 2012, Altria Group, Inc.'s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.
Altria Group, Inc.'s chief operating decision maker has been evaluating the operating results of the former cigarettes and cigars segments as a single smokeable products segment since January 1, 2012. The combination of these two formerly separate segments is related to the restructuring associated with the cost reduction program announced in October 2011 (the "2011 Cost Reduction Program"). Also, in connection with the 2011 Cost Reduction Program, effective January 1, 2012, Middleton became a wholly-owned subsidiary of PM USA, reflecting management's goal to achieve efficiencies in the management of these businesses. Effective with the first quarter of 2012 and at December 31, 2012, Altria Group, Inc.'s reportable segments were smokeable products, smokeless products, wine and financial services. As a result of the revised reportable segments and Middleton becoming a wholly-owned subsidiary of PM USA, certain prior year amounts have been reclassified to conform with the current year's presentation. For further discussion on the 2011 Cost Reduction Program, see Note 4. Asset Impairment, Exit, Implementation and Integration Costs to the consolidated financial statements in Item 8 ("Note 4").
Effective with the first quarter of 2013, Altria Group, Inc.'s reportable segments will be smokeable products, smokeless products and wine. In connection with this revision, results of the financial services business and the alternative products business will be combined in an All Other category. Altria Group, Inc. is making these changes due to the continued reduction of the lease portfolio of PMCC and the relative financial contribution of Altria Group, Inc.'s alternative products business to its consolidated results. Altria Group, Inc. will begin reporting the All Other category and presenting comparable results for prior periods with its 2013 first-quarter results.
Executive Summary
The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.
Consolidated Results of Operations
The changes in Altria Group, Inc.'s net earnings and diluted earnings per share ("EPS") attributable to Altria Group, Inc. for the year ended December 31, 2012, from the year ended December 31, 2011, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the year ended December 31, 2011	$3,390	$1.64
2011 Asset impairment, exit,
implementation and integration costs	142	0.07
2011 SABMiller special items	54	0.03
2011 PMCC leveraged lease charge	627	0.30
2011 Tobacco and health judgments	102	0.05
2011 UST acquisition-related costs	5	—
2011 Tax items (*)	(77)	(0.04)
Subtotal 2011 special items	853	0.41
2012 Asset impairment, exit and implementation costs	(35)	(0.01)
2012 SABMiller special items	161	0.08
2012 PMCC leveraged lease benefit	68	0.03
2012 Tobacco and health judgments	(4)	—
2012 Loss on early extinguishment of debt	(559)	(0.28)
2012 Tax items (*)	66	0.03
Subtotal 2012 special items	(303)	(0.15)
Fewer shares outstanding	—	0.04
Change in tax rate	(140)	(0.07)
Operations	380	0.19
For the year ended December 31, 2012	$4,180	$2.06
* Excludes the tax impact included in the PMCC leveraged lease benefit/charge.

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

▪	Fewer Shares Outstanding: Fewer shares outstanding during 2012 compared with 2011 were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase programs.

▪	Change in Tax Rate: The change in tax rate includes a reduction in certain consolidated tax benefits resulting from the 2012 debt tender offer.

▪	Operations: The increase of $380 million in operations shown in the table above was due primarily to the following:
▪higher income from all reportable segments;
▪higher equity earnings from SABMiller; and
▪lower interest and other debt expense, net.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.
2013 Forecasted Results
While there are signs of modest improvement in certain economic indicators, Altria Group, Inc. remains cautious about the 2013 business environment. Adult consumers remain under economic pressure as they face the end of the payroll tax holiday, as well as continuing high unemployment. With a number of states facing budget shortfalls, tobacco products will remain a target for excise tax increases.
In January 2013, Altria Group, Inc. forecasted that its 2013 full-year reported diluted EPS is expected to be in the range of $2.34 to $2.40. This forecast includes estimated expenses of $0.01 per share as detailed in the table below, as compared with 2012 full-year reported diluted EPS of $2.06, which included $0.15 per share of net expenses, as detailed in the table below. Expected 2013 full-year adjusted diluted EPS, which excludes the expenses in the table below, represents a growth rate of 6% to 9% over 2012 full-year adjusted diluted EPS. The 2013 full-year forecast does not reflect the potential impact of PM USA's agreement to resolve the Non-Participating Manufacturer ("NPM") adjustment disputes, discussed in Note 18. Contingencies to the consolidated financial statements in Item 8 ("Note 18").
The factors described in Item 1A represent continuing risks to this forecast.
Expense (Income), Net Included in Reported Diluted EPS

	2013	2012
Loss on early extinguishment of debt	$—	$0.28
Asset impairment, exit
and implementation costs	—	0.01
SABMiller special items	0.01	(0.08)
PMCC leveraged lease benefit	—	(0.03)
Tax items*	—	(0.03)
	$0.01	$0.15
* Excludes the tax impact included in the PMCC leveraged lease benefit.

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
Discussion and Analysis
Critical Accounting Policies and Estimates
Note 2. Summary of Significant Accounting Policies to the consolidated financial statements in Item 8 ("Note 2") includes a summary of the significant accounting policies and methods used in the preparation of Altria Group, Inc.'s consolidated financial statements. In most instances, Altria Group, Inc. must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP.
The preparation of financial statements includes the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. If actual amounts are ultimately different from previous estimates, the revisions are included in Altria Group, Inc.'s consolidated results of operations for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between Altria Group, Inc.'s estimates and actual amounts in any year have not had a significant impact on its consolidated financial statements.
The following is a review of the more significant assumptions and estimates, as well as the accounting policies and methods, used in the preparation of Altria Group, Inc.'s consolidated financial statements:
▪Consolidation: The consolidated financial statements include Altria Group, Inc., as well as its wholly-owned and majority-owned subsidiaries. Investments in which Altria

Group, Inc. exercises significant influence are accounted for under the equity method of accounting. All intercompany transactions and balances have been eliminated.
▪Revenue Recognition: The consumer products businesses recognize revenues, net of sales incentives and sales returns, and including shipping and handling charges billed to customers, upon shipment or delivery of goods when title and risk of loss pass to customers. Payments received in advance of revenue recognition are deferred and recorded in other accrued liabilities until revenue is recognized. Altria Group, Inc.'s consumer products businesses also include excise taxes billed to customers in net revenues. Shipping and handling costs are classified as part of cost of sales.
▪Depreciation, Amortization, Impairment Testing and Asset Valuation: Altria Group, Inc. depreciates property, plant and equipment and amortizes its definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets. Definite-lived intangible assets are amortized over their estimated useful lives up to 25 years.
Altria Group, Inc. reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable. Altria Group, Inc. performs undiscounted operating cash flow analyses to determine if an impairment exists. These analyses are affected by general economic conditions and projected growth rates. For purposes of recognition and measurement of an impairment for assets held for use, Altria Group, Inc. groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. Altria Group, Inc. also reviews the estimated remaining useful lives of long-lived assets whenever events or changes in business circumstances indicate the lives may have changed.
Goodwill and indefinite-lived intangible assets recorded by Altria Group, Inc. at December 31, 2012 relate primarily to the acquisitions of UST in 2009 and Middleton in 2007. As required by U.S. GAAP, Altria Group, Inc. conducts an annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require Altria Group, Inc. to perform an interim review.
Goodwill impairment testing requires a comparison between the carrying value and fair value of each reporting unit. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and implied fair value of goodwill, which is determined using discounted cash flows. Impairment testing for indefinite-lived intangible assets requires a comparison between the fair value and carrying value of the intangible asset. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value.
Goodwill and indefinite-lived intangible assets, by reporting unit at December 31, 2012 were as follows:

(in millions)	Goodwill	Indefinite-Lived Intangible Assets
Cigarettes	$—	$2
Smokeless products	5,023	8,801
Cigars	77	2,640
Wine	74	258
Total	$5,174	$11,701
During 2012, 2011 and 2010, Altria Group, Inc. completed its annual review of goodwill and indefinite-lived intangible assets, and no impairment charges resulted from these reviews.
At December 31, 2012, the estimated fair values of the smokeless products and wine reporting units, as well as the estimated fair value of the indefinite-lived intangible assets within those reporting units, except for certain smokeless products trademarks (primarily Red Seal and Husky), substantially exceeded their carrying values.
At December 31, 2012, the estimated fair value of the cigars reporting unit exceeded its carrying value by approximately 13%. In addition, the carrying value and excess fair value over carrying value for the indefinite-lived intangible assets of certain smokeless products and cigars trademarks were as follows:

(in millions)	Carrying Value	Excess Fair Value Over Carrying Value
Certain smokeless products trademarks, primarily Red Seal and Husky	$921	8%
Cigars trademarks, primarily Black & Mild	$2,640	10%
In the smokeless products reporting unit, 2012 results for certain smokeless products trademarks, primarily Red Seal and Husky, continued to be impacted by lower levels of promotional support on these brands and increased competitive activity in the discount category due to growth in premium category products introduced in recent years at a lower, popular price. This specific marketplace dynamic continued to negatively impact discounted cash flows when conducting the 2012 annual review of indefinite-lived intangible assets. In the cigars reporting unit, Middleton continues to observe significant competitive activity, including higher levels of imported, low-priced machine-made large cigars. As a result, management concluded after the 2012 review that while the fair values for certain smokeless products and cigars trademarks exceeded their respective carrying values (as indicated above), they do not substantially exceed their carrying values.
In 2012, Altria Group, Inc. utilized an income approach to estimate the fair value of its reporting units and its indefinite-lived intangible assets. The income approach reflects the discounting of expected future cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows. The average discount rate utilized in performing the valuations was 10%.
In performing the 2012 discounted cash flow analysis, Altria Group, Inc. made various judgments, estimates and assumptions, the most significant of which were volume, income, growth rates and discount rates. The analysis incorporated assumptions used in Altria Group, Inc.'s long-term financial forecast and also included market participant assumptions regarding the highest and best use of Altria Group, Inc.'s indefinite-lived intangible assets. Assumptions are also made for perpetual growth rates for periods beyond the long-term financial forecast. Fair value calculations are sensitive to changes in these estimates and assumptions, some of which relate to broader macroeconomic conditions outside of Altria Group, Inc.'s control.
Although Altria Group, Inc.'s discounted cash flow analysis is based on assumptions that are considered reasonable and based on the best available information at the time that the discounted cash flow analysis is developed, there is significant judgment used in determining future cash flows. The following factors have the most potential to impact expected future cash flows and, therefore, Altria Group, Inc.'s impairment conclusions: general economic conditions; federal, state and local regulatory developments; changes in category growth rates as a result of changing consumer preferences; success of planned new product introductions; competitive activity; and tobacco-related taxes.
While Altria Group, Inc.'s management believes that the estimated fair values of each reporting unit and indefinite-lived intangible asset are reasonable, actual performance in the short-term or long-term could be significantly different from forecasted performance, which could result in impairment charges in future periods.
For additional information on goodwill and other intangible assets, see Note 3. Goodwill and Other Intangible Assets, net to the consolidated financial statements in Item 8.

▪Marketing Costs: Altria Group, Inc.'s consumer products businesses promote their products with consumer engagement programs, consumer incentives and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives, event marketing and volume-based incentives. Consumer engagement programs are expensed as incurred. Consumer incentive and trade promotion activities are recorded as a reduction of revenues based on amounts estimated as being due to customers and consumers at the end of a period, based principally on historical utilization and redemption rates. For interim reporting purposes, consumer engagement programs and certain consumer incentive expenses are charged to operations as a percentage of sales, based on estimated sales and related expenses for the full year.

▪Contingencies: As discussed in Note 18 and Item 3. Legal Proceedings of this Annual Report on Form 10-K ("Item 3"), legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria Group, Inc. and its subsidiaries, including PM USA and UST and its subsidiaries, as well as their respective indemnitees. In 1998, PM USA and certain other U.S. tobacco product manufacturers entered into the Master Settlement Agreement (the "MSA") with 46 states and various other governments and jurisdictions to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other U.S. tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the "State Settlement Agreements"). PM USA's portion of ongoing adjusted payments and legal fees is based on its relative share of the settling manufacturers' domestic cigarette shipments, including roll-your-own cigarettes, in the year preceding that in which the payment is due. PM USA also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA's obligations under this trust expired on December 15, 2010 (these obligations had been offset by the obligations imposed on PM USA by the Fair and Equitable Tobacco Reform Act of 2004 ("FETRA"), which expires in the third quarter of 2014). USSTC and Middleton are also subject to obligations imposed by FETRA. In addition, in June 2009, PM USA and a subsidiary of USSTC became subject to quarterly user fees imposed by the United States Food and Drug Administration ("FDA") as a result of the Family Smoking Prevention and Tobacco Control Act ("FSPTCA"). The State Settlement Agreements, FETRA and the FDA user fees call for payments that are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.'s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.'s subsidiaries recorded approximately $5.1 billion, $5.0 billion and $5.0 billion of charges to cost of sales for the years ended December 31, 2012, 2011 and 2010, respectively. See Note 18 for a discussion of the potential impact of PM USA's agreement to resolve the NPM adjustment disputes.
Altria Group, Inc. and its subsidiaries record provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Except to the extent discussed in Note 18 and Item 3, at the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Litigation defense costs are expensed as incurred and are included in marketing, administration and research costs on the consolidated statements of earnings.
▪Employee Benefit Plans: As discussed in Note 16. Benefit Plans to the consolidated financial statements in Item 8 ("Note 16"), Altria Group, Inc. provides a range of benefits to its employees and retired employees, including pensions, postretirement health care and postemployment benefits (primarily severance). Altria Group, Inc. records annual amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions, such as discount rates, assumed rates of return on plan assets, compensation increases, turnover rates and health care cost trend rates. Altria Group, Inc. reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. Any effect of the modifications is generally amortized over future periods.
Altria Group, Inc. recognizes the funded status of its defined benefit pension and other postretirement plans on the consolidated balance sheet and records as a component of other comprehensive earnings (losses), net of tax, the gains or losses and prior service costs or credits that have not been recognized as components of net periodic benefit cost.
At December 31, 2012, Altria Group, Inc.'s discount rate assumptions for its pension and postretirement plans decreased to 4.0% and 3.9%, respectively, from 5.0% and 4.9%, respectively, at December 31, 2011. Altria Group, Inc. presently anticipates a decrease of approximately $18 million in its 2013 pre-tax pension and postretirement expense, not including amounts in each year related to termination, settlement and curtailment. This anticipated decrease is due primarily to higher expected return on pension plan assets due to the higher value of plan assets at December 31, 2012 and the impact of a $350 million voluntary pension plan contribution made in January 2013, partially offset by the impact of the discount rate changes. A 50 basis point decrease (increase) in Altria Group, Inc.'s discount rates would increase (decrease) Altria Group, Inc.'s pension and postretirement expense by approximately $39 million. Similarly, a 50 basis point decrease (increase) in the expected return on plan assets would increase (decrease) Altria Group, Inc.'s pension expense by approximately $29 million. See Note 16 for a sensitivity discussion of the assumed health care cost trend rates.
▪Income Taxes: Altria Group, Inc.'s deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

Altria Group, Inc. recognizes a benefit for uncertain tax positions when a tax position taken or expected to be taken in a tax return is more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
Altria Group, Inc. recognizes accrued interest and penalties associated with uncertain tax positions as part of the provision for income taxes on its consolidated statements of earnings.
As discussed in Note 14. Income Taxes to the consolidated financial statements in Item 8 ("Note 14"), Altria Group, Inc. recognized income tax benefits and charges in the consolidated statements of earnings during 2012, 2011 and 2010 as a result of various tax events.
▪Leasing: Substantially all of PMCC's net revenues in 2012 related to income on leveraged leases and related gains on asset sales. Income relating to leveraged leases is recorded initially as unearned income, which is included in the line item finance assets, net, on Altria Group, Inc.'s consolidated balance sheets, and is subsequently recognized as revenue over the terms of the respective leases at constant after-tax rates of return on the positive net investment balances. As discussed in Note 7. Finance Assets, net to the consolidated financial statements in Item 8 ("Note 7"), PMCC lessees are affected by bankruptcy filings, credit rating changes and financial market conditions.
PMCC's investment in leases is included in the line item finance assets, net, on the consolidated balance sheets as of December 31, 2012 and 2011. At December 31, 2012, PMCC's net finance receivables of approximately $2.5 billion in leveraged leases, which are included in finance assets, net, on Altria Group, Inc.'s consolidated balance sheet, consisted of rents receivable ($6.3 billion) and the residual value of assets under lease ($1.1 billion), reduced by third-party nonrecourse debt ($3.9 billion) and unearned income ($1.0 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, on Altria Group, Inc.'s consolidated balance sheets. Finance assets, net, at December 31, 2012, also included net finance receivables for direct finance leases ($0.2 billion) and an allowance for losses ($0.1 billion).
Estimated residual values represent PMCC's estimate at lease inception as to the fair values of assets under lease at the end of the non-cancelable lease terms. The estimated residual values are reviewed annually by PMCC's management, which includes analysis of a number of factors, including activity in the relevant industry. If necessary, revisions are recorded to reduce the residual values. Such reviews resulted in a decrease of $8 million in 2012 and $11 million in 2010 to PMCC’s net revenues and results of operations. There were no adjustments in 2011.
PMCC considers rents receivable past due when they are beyond the grace period of their contractual due date. PMCC stops recording income ("non-accrual status") on rents receivable when contractual payments become 90 days past due or earlier if management believes there is significant uncertainty of collectability of rent payments, and resumes recording income when collectability of rent payments is reasonably certain. Payments received on rents receivable that are on non-accrual status are used to reduce the rents receivable balance. Write-offs to the allowance for losses are recorded when amounts are deemed to be uncollectible. There were no rents receivable on non-accrual status at December 31, 2012.
To the extent that rents receivable due to PMCC may be uncollectible, PMCC records an allowance for losses against its finance assets. Losses on such leases are recorded when probable and estimable. PMCC regularly performs a systematic assessment of each individual lease in its portfolio to determine potential credit or collection issues that might indicate impairment. Impairment takes into consideration both the probability of default and the likelihood of recovery if default were to occur. PMCC considers both quantitative and qualitative factors of each investment when performing its assessment of the allowance for losses. For further discussion, see Note 7.
Consolidated Operating Results

	For the Years Ended December 31,
(in millions)	2012	2011	2010
Net Revenues:
Smokeable products	$22,216	$21,970	$22,191
Smokeless products	1,691	1,627	1,552
Wine	561	516	459
Financial services	150	(313)	161
Net revenues	$24,618	$23,800	$24,363
Excise Taxes on Products:
Smokeable products	$6,984	$7,053	$7,348
Smokeless products	113	108	105
Wine	21	20	18
Excise taxes on products	$7,118	$7,181	$7,471
Operating Income:
Operating companies income (loss):
Smokeable products	$6,239	$5,737	$5,618
Smokeless products	931	859	803
Wine	104	91	61
Financial services	176	(349)	157
Amortization of intangibles	(20)	(20)	(20)
General corporate expenses	(228)	(256)	(216)
Changes to Mondelēz and
PMI tax-related receivables	52	14	(169)
Corporate asset impairment
and exit costs	(1)	(8)	(6)
Operating income	$7,253	$6,068	$6,228
As discussed further in Note 15. Segment Reporting to the consolidated financial statements in Item 8, Altria Group, Inc.'s chief operating decision maker reviews operating companies income to evaluate the performance of and allocate resources to the segments. Operating companies income for the segments is defined as operating income before amortization of intangibles and general corporate expenses. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.
The following events that occurred during 2012, 2011 and 2010 affected the comparability of statement of earnings amounts.
▪Asset Impairment, Exit, Implementation and Integration Costs: Pre-tax asset impairment, exit, implementation and integration costs for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	For the Year Ended December 31, 2012
(in millions)	Asset Impairment and Exit Costs	Implementation (Gain) Costs	Total
Smokeable
products	$38	$(10)	$28
Smokeless
products	22	6	28
General
corporate	1	(1)	—
Total	$61	$(5)	$56

	For the Year Ended December 31, 2011
(in millions)	Asset Impairment and Exit Costs	Implementation Costs	Integration Costs	Total
Smokeable
products	$182	$1	$—	$183
Smokeless
products	32	—	3	35
General
corporate	8	—	—	8
Total	$222	$1	$3	$226

	For the Year Ended December 31, 2010
(in millions)	Asset Impairment and Exit Costs	Implementation Costs	Integration Costs	Total
Smokeable
products	$24	$75	$2	$101
Smokeless
products	6	—	16	22
Wine	—	—	2	2
General
corporate	6	—	—	6
Total	$36	$75	$20	$131
     In October 2011, Altria Group, Inc. announced the 2011 Cost Reduction Program for its tobacco and service company subsidiaries, reflecting Altria Group, Inc.'s objective to reduce cigarette-related infrastructure ahead of PM USA's cigarette volume declines. Total pre-tax charges, net, which have been substantially completed, incurred since the inception of this program were $271 million. Altria Group, Inc. believes that the program remains on track to deliver $400 million in annualized savings versus previously planned spending by the end of 2013.

Altria Group, Inc. had a severance liability balance of $37 million at December 31, 2012 related to the 2011 Cost Reduction Program, substantially all of which is expected to be paid out by June 30, 2013.
For further details on asset impairment, exit, implementation and integration costs, see Note 4.

▪SABMiller Special Items: Altria Group, Inc.'s earnings from its equity investment in SABMiller for 2012 included gains resulting from SABMiller's strategic alliance transactions with Anadolu Efes and Castel, partially offset by costs for SABMiller's "business capability programme" and costs related to SABMiller's acquisition of Foster's Group Limited ("Foster's"). Altria Group, Inc.'s earnings from its equity investment in SABMiller for 2011 included costs for SABMiller's "business capability programme," acquisition-related costs for SABMiller's acquisition of Foster's and asset impairment charges, partially offset by gains resulting from SABMiller's hotel and gaming transaction and the disposal of a business in Kenya. Altria Group, Inc.'s earnings from its equity investment in SABMiller for 2010 included costs for SABMiller's "business capability programme" and costs related to SABMiller's economic and social development program in South Africa.
▪PMCC Leveraged Lease Benefit/Charge: During the second quarter of 2012, Altria Group, Inc. entered into a closing agreement (the "Closing Agreement") with the Internal Revenue Service ("IRS") that conclusively resolved the federal income tax treatment for all prior and future tax years of certain leveraged lease transactions entered into by PMCC. As a result of the Closing Agreement, Altria Group, Inc. recorded a one-time net earnings benefit of $68 million during the second quarter of 2012 due primarily to lower than estimated interest on tax underpayments. During the second quarter of 2011, Altria Group, Inc. recorded a charge of $627 million related to the federal income tax treatment of these transactions (the "2011 PMCC Leveraged Lease Charge"). Approximately 50% of the charge ($315 million) represented a reduction in cumulative lease earnings recorded as of the date of the charge that will be recaptured over the remainder of the terms of the affected leases. The remaining portion of the charge ($312 million) primarily represented a permanent charge for interest on tax underpayments.
For the years ended December 31, 2012 and 2011, the benefit/charge associated with PMCC's leveraged lease transactions was recorded in Altria Group, Inc.'s consolidated statements of earnings as follows:

	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
(in millions)	Net Revenues	Benefit for Income Taxes	Total	Net Revenues	(Benefit) Provision for Income Taxes	Total
Reduction to cumulative lease earnings	$7	$(2)	$5	$490	$(175)	$315
Interest on tax underpayments	—	(73)	(73)	—	312	312
Total	$7	$(75)	$(68)	$490	$137	$627
For further discussion of the Closing Agreement and the PMCC leveraged lease benefit/charge, see Note 7, Note 14 and Note 18.

▪PMCC Recoveries and Allowance for Losses: During 2012, PMCC recorded pre-tax income of $34 million primarily related to recoveries from the sale of bankruptcy claims on, as well as the sale of aircraft under, its leases to American Airlines, Inc. ("American"), which filed for bankruptcy on November 29, 2011. In addition, during 2012, PMCC decreased its allowance for losses by $10 million, which was recorded as an increase to operating companies income. During 2011, PMCC increased its allowance for losses by $25 million, which was recorded as a decrease to operating companies income. For further discussion, see Note 7.

▪Tobacco and Health Judgments: During 2012, 2011 and 2010, pre-tax charges related to certain tobacco and health judgments were recorded in Altria Group, Inc.'s consolidated statements of earnings as follows:

	For the Years Ended December 31,
(in millions)	2012	2011	2010
Smokeable products	$4	$98	$11
Smokeless products	—	—	5
Interest and other debt
expense, net	1	64	5
Total	$5	$162	$21

The charges for tobacco and health judgments for the smokeable products and smokeless products segments in the table above were included in marketing, administration and research costs on Altria Group, Inc.'s consolidated statements of earnings. The pre-tax charges in 2011 related to the Williams, Bullock and Scott cases. The pre-tax charges in 2010 included a settlement of $5 million. For further discussion, see Note 18.
▪Loss on Early Extinguishment of Debt: During the third quarter of 2012, Altria Group, Inc. completed a tender offer to purchase for cash $2.0 billion aggregate principal amount of certain of its senior unsecured notes. As a result of the tender offer, during the third quarter of 2012, Altria Group, Inc. recorded a pre-tax loss on early extinguishment of debt of $874 million, which included debt tender premiums and fees of $864 million and the write off of related unamortized debt discounts and debt issuance costs of $10 million. For further discussion, see Note 9. Long-Term Debt to the consolidated financial statements in Item 8 ("Note 9").
▪Tax Items: Excluding the tax impact included in the PMCC leveraged lease benefit, tax items for 2012 included the reversal of tax reserves and associated interest due primarily to the closure in 2012 of the IRS audit of Altria Group, Inc. and its consolidated subsidiaries' 2004 - 2006 tax years. Tax items for 2011, excluding the tax impact included in the 2011 PMCC Leveraged Lease Charge, included the reversal of tax reserves and associated interest related to the expiration of statutes of limitations, closure of tax audits and the reversal of tax accruals no longer required. Tax items for 2010 included the reversal of tax reserves and associated interest related to federal and several state audits, and the expiration of statutes of limitations. For further discussion, see Note 14.
2012 Compared With 2011
The following discussion compares consolidated operating results for the year ended December 31, 2012, with the year ended December 31, 2011.
Net revenues, which include excise taxes billed to customers, increased $818 million (3.4%), due to higher net revenues from the financial services (which included the 2011 PMCC Leveraged Lease Charge), smokeable products, smokeless products and wine segments.
Excise taxes on products decreased $63 million (0.9%), due primarily to lower excise taxes for Middleton and lower smokeable products shipment volume.
Cost of sales increased $257 million (3.3%), due primarily to higher per unit settlement charges and higher manufacturing costs.
Marketing, administration and research costs decreased $362 million (13.7%), primarily reflecting cost reduction initiatives, lower charges related to tobacco and health judgments, and recoveries related to American and a decrease to the allowance for losses in the financial services segment.
Operating income increased $1,185 million (19.5%), due primarily to: (i) higher operating results from the financial services segment, which in 2011 included the 2011 PMCC Leveraged Lease Charge; (ii) higher operating results from the smokeable products and smokeless products segments, which included lower charges in 2012 related to the 2011 Cost Reduction Program and lower charges in the smokeable products segment related to tobacco and health judgments; and (iii) higher increases to Kraft Foods Inc. (now known as Mondelēz International, Inc. ("Mondelēz")) and Philip Morris International Inc. ("PMI") tax-related receivables. As discussed in Note 14, changes to Mondelēz and PMI tax-related receivables were fully offset by a corresponding provision for income taxes associated with Mondelēz and PMI.
Interest and other debt expense, net, decreased $90 million (7.4%) due primarily to lower interest costs in 2012 related to tobacco and health judgments, and lower interest costs on debt as a result of debt refinancing activities in 2012.
Earnings from Altria Group, Inc.'s equity investment in SABMiller increased $494 million (67.7%), due primarily to higher net gains in 2012 for SABMiller special items (which included gains resulting from SABMiller's strategic alliance transactions with Anadolu Efes and Castel in 2012) and higher ongoing equity earnings.
Altria Group, Inc.'s effective income tax rate decreased 3.8 percentage points to 35.4% due primarily to a $312 million charge in 2011 that primarily represents interest on tax underpayments associated with the 2011 PMCC Leveraged Lease Charge, and a $73 million interest benefit recorded during 2012, resulting primarily from lower than estimated interest on tax underpayments related to the Closing Agreement with the IRS, partially offset by a reduction in certain consolidated tax benefits resulting from the 2012 debt tender offer and a higher tax provision in 2012 related to the Mondelēz and PMI tax matters discussed above.
Net earnings attributable to Altria Group, Inc. of $4,180 million increased $790 million (23.3%), due primarily to higher operating income, higher earnings from Altria Group, Inc.'s equity investment in SABMiller, a lower income tax rate and lower interest and other debt expense, net, partially offset by the loss on early extinguishment of debt related to the 2012 debt tender offer. Diluted and basic EPS attributable to Altria Group, Inc. of $2.06, each increased by 25.6% due to higher net earnings attributable to Altria Group, Inc. and fewer shares outstanding.
2011 Compared With 2010
The following discussion compares consolidated operating results for the year ended December 31, 2011, with the year ended December 31, 2010.
Net revenues, which include excise taxes billed to customers, decreased $563 million (2.3%), due primarily to lower net revenues from the financial services segment as a result of the 2011 PMCC Leveraged Lease Charge, and the smokeable products segment, partially offset by higher net revenues from the smokeless products and wine segments.
Excise taxes on products decreased $290 million (3.9%), due primarily to lower smokeable products shipment volume.

Cost of sales decreased $24 million (0.3%), due primarily to lower smokeable products shipment volume and 2010 implementation costs, partially offset by higher per unit settlement charges, higher FDA user fees and higher manufacturing costs.
Marketing, administration and research costs decreased $92 million (3.4%), primarily reflecting cost reduction initiatives and lower integration costs, partially offset by higher charges in 2011 related to tobacco and health judgments (See Note 18 and Item 3), higher general corporate expenses and an increase to the allowance for losses in the financial services segment.
Operating income decreased $160 million (2.6%), due primarily to lower operating results from the financial services segment (reflecting the impact to net revenues associated with the 2011 PMCC Leveraged Lease Charge) and higher general corporate expenses, partially offset by higher operating results from the smokeable products, smokeless products and wine segments (which included higher asset impairment and exit costs and higher charges related to tobacco and health judgments in the smokeable products segment, and higher asset impairment and exit costs in the smokeless products segment), and a reduction to the Mondelēz and PMI tax-related receivables in 2010. As discussed in Note 14, changes to Mondelēz and PMI tax-related receivables were fully offset by a corresponding provision/benefit for income taxes associated with Mondelēz and PMI.
Interest and other debt expense, net, increased $83 million (7.3%), as a result of higher interest costs in 2011 related to tobacco and health judgments, and the issuance of senior unsecured long-term notes in May 2011, partially offset by debt refinancing activities in 2010.
Earnings from Altria Group, Inc.'s equity investment in SABMiller increased $102 million (16.2%), due primarily to higher ongoing equity earnings and higher net charges in 2010 for SABMiller special items, partially offset by lower gains in 2011 resulting from issuances of common stock by SABMiller.
Altria Group, Inc.'s effective income tax rate increased 7.5 percentage points to 39.2%, due primarily to a $312 million charge that primarily represents a permanent charge for interest on tax underpayments associated with the 2011 PMCC Leveraged Lease Charge and higher reversals of tax reserves and associated interest in 2010 principally related to certain Mondelēz and PMI tax matters discussed above.
Net earnings attributable to Altria Group, Inc. of $3,390 million decreased $515 million (13.2%), due primarily to lower operating income, higher interest and other debt expense, net, and a higher income tax rate, partially offset by higher earnings from Altria Group, Inc.'s equity investment in SABMiller. Diluted and basic EPS attributable to Altria Group, Inc. of $1.64, each decreased by 12.3%.

Operating Results by Business Segment
Tobacco Space
Business Environment
Summary
The United States tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of our tobacco subsidiaries and our consolidated results of operations, cash flows and financial position. These challenges, some of which are discussed in more detail below, and in Note 18, Item 1A and Item 3, include:
▪pending and threatened litigation and bonding requirements as discussed in Note 18 and Item 3;
▪restrictions and requirements imposed by the FSPTCA enacted in June 2009, and restrictions and requirements that have been, and in the future may be, imposed by the FDA under this statute;
▪actual and proposed excise tax increases, as well as changes in tax structures and tax stamping requirements;
▪bans and restrictions on tobacco use imposed by governmental entities and private establishments and employers;
▪other federal, state and local government actions, including:
▪restrictions on the sale of tobacco products by certain retail establishments, the sale of certain tobacco products with certain characterizing flavors and the sale of tobacco products in certain package sizes;
▪additional restrictions on the advertising and promotion of tobacco products;
▪other actual and proposed tobacco product legislation and regulation; and
▪governmental investigations;
▪the diminishing prevalence of cigarette smoking and increased efforts by tobacco control advocates and others (including employers) to further restrict tobacco use;
▪price gaps and changes in price gaps between premium and lowest price brands;
▪competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation;
▪illicit trade practices, including the sale of counterfeit tobacco products by third parties; the sale of tobacco products by third parties over the Internet and by other means designed to avoid the collection of applicable taxes; diversion into one market of products intended for sale in another; the potential assertion of claims and other issues relating to contraband shipments of tobacco products; and the imposition of additional legislative or regulatory requirements related to illicit trade practices; and
▪potential adverse changes in tobacco leaf price, availability and quality.
In addition to and in connection with the foregoing business and legal challenges, our tobacco subsidiaries are subject to evolving adult tobacco consumer preferences. Altria Group, Inc.'s tobacco subsidiaries believe that a significant number of adult tobacco consumers switch between tobacco categories or use multiple forms of tobacco products and that approximately 30% of adult smokers are interested in spit-free smokeless tobacco alternatives to cigarettes. Future success is dependent in part on the ability of Altria Group, Inc. and its tobacco subsidiaries to meet these evolving adult tobacco consumer preferences by developing over time new products and markets within and potentially outside the United States through technological innovation (including, where appropriate, arrangements with third parties) and pursuit of their adjacency growth strategies. See Item 1A for certain risks associated with the foregoing discussion.
We have provided additional detail on the following topics below:

▪	FSPTCA and FDA Regulation;

▪	Excise Taxes;

▪	International Treaty on Tobacco Control;

▪	State Settlement Agreements;

▪	Other Federal, State and Local Regulation and Activity;

▪	Illicit Trade;

▪	Tobacco Price, Availability and Quality; and

▪	Timing of Sales.
FSPTCA and FDA Regulation
▪The Regulatory Framework: The FSPTCA expressly establishes certain restrictions and prohibitions on our cigarette and smokeless tobacco businesses and authorizes or requires further FDA action. Under the FSPTCA, the FDA has broad authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of cigarettes, cigarette tobacco and smokeless tobacco products; the authority to require disclosures of related information; and the authority to enforce the FSPTCA and related regulations. The law also grants the FDA authority to extend its application, by regulation, to other tobacco products, including cigars. The FDA has indicated that it intends to regulate cigars and other tobacco products, but it has not indicated a timeline for the issuance of regulations.
Among other measures, the FSPTCA:
▪imposes restrictions on the advertising, promotion, sale and distribution of tobacco products, including at retail;
▪prohibits cigarettes with characterizing flavors other than menthol and tobacco;

▪bans descriptors such as "light," "mild" or "low" or similar descriptors unless expressly authorized by the FDA;
▪requires extensive ingredient disclosure to the FDA and may require more limited public ingredient disclosure;
▪prohibits any express or implied claims that a tobacco product is or may be less harmful than other tobacco products without FDA authorization;
▪imposes reporting obligations relating to contraband activity and grants the FDA authority to impose other recordkeeping and reporting obligations to address counterfeit and contraband products;
▪changes the language of the cigarette and smokeless tobacco product health warnings, enlarges their size and requires the development by the FDA of graphic warnings for cigarettes, which it published in June 2011, and gives the FDA the authority to require new warnings;
▪authorizes the FDA to adopt product regulations and related actions, including:
▪to impose tobacco product standards that are appropriate for the protection of the public health through a regulatory process, including, among other possibilities, restrictions on ingredients, constituents or other properties, performance or design criteria, as well as to impose testing, measurement, reporting and disclosure requirements;
▪to subject tobacco products that are modified or first introduced into the market after March 22, 2011 to application and premarket review and authorization requirements (the "New Product Application Process") if the FDA does not find them to be "substantially equivalent" to products commercially marketed as of February 15, 2007, and to deny any such new product application thus preventing the distribution and sale of any product affected by such denial;
▪to determine that certain existing tobacco products modified or introduced into the market for the first time between February 15, 2007 and March 22, 2011 are not "substantially equivalent" to products commercially marketed as of February 15, 2007, in which case the FDA could require the removal of such products or subject them to the New Product Application Process and, if any such applications are denied, prevent the continued distribution and sale of such products (see FDA Regulatory Actions below);
▪to restrict or otherwise regulate menthol cigarettes, as well as other tobacco products with characterizing flavors;
▪to regulate nicotine yields and to reduce or eliminate harmful constituents or harmful ingredients or other components of tobacco products; and
▪to impose manufacturing standards for tobacco products; and

▪equips the FDA with a variety of investigatory and enforcement tools, including the authority to inspect tobacco product manufacturing and other facilities.
▪Implementation Timing, Rulemaking and Guidance: The implementation of the FSPTCA began in 2009 and will continue over time. Some provisions took effect immediately, some provisions have taken effect since the enactment of the FSPTCA and other provisions will not take effect for some time. Those provisions that require the FDA to take action through rulemaking generally involve consideration of public comment and, for some issues, scientific review. Altria Group, Inc.'s tobacco subsidiaries are participating actively in processes established by the FDA to develop and implement its regulatory framework, including submission of comments to various FDA proposals and participation in public hearings and engagement sessions.
From time to time, the FDA also issues guidance for public comment, which may be issued in draft or final form. Such guidance, when finalized, is intended to represent the FDA's current thinking on a particular topic and may be predictive of the FDA's enforcement stance on that topic.  Such guidance, even when finalized, is not intended to bind the FDA or the public or establish legally enforceable responsibilities.  Examples of current draft guidance include:
▪Draft Guidance for Industry and FDA Staff: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions
▪Draft Guidance for Industry:  Modified Risk Tobacco Product Applications
▪Draft Guidance for Industry:  Applications for Premarket Review of New Tobacco Products
A complete set of guidance documents issued by the FDA can be found on the FDA's website at www.fda.gov/TobaccoProductsGuidanceComplianceRegulatoryInformation. The information on this website is not, and shall not be deemed to be, part of this report or incorporated into any other filings Altria Group, Inc. makes with the Securities and Exchange Commission ("SEC").
PM USA and USSTC submit comments to the FDA on draft or final guidance when appropriate.  In some cases, PM USA and USSTC may disagree with a particular interpretation by the FDA as expressed in draft or final guidance and may communicate their position in writing to the FDA.  For example, PM USA and USSTC communicated disagreement with FDA interpretations of the statute set forth in the "Draft Guidance for Industry and FDA Staff:  Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions" regarding when a manufacturer must submit substantial equivalence reports. While PM USA and USSTC believe that all of their current products meet the statutory requirements of the FSPTCA, they cannot predict whether, when or how the FDA ultimately will apply its guidance or seek to enforce the law and regulations consistent with its guidance. As discussed below in Investigations and Enforcement, FDA enforcement actions could have a material adverse effect on the business, financial position, cash flows and results of operations of Altria Group, Inc. and its tobacco subsidiaries.
The implementation of the FSPTCA and related regulations and guidance also may have an impact on enforcement efforts by states, territories and localities of the United States of their laws and regulations as well as of the State Settlement Agreements discussed below (see State Settlement Agreements below).  Such enforcement efforts may adversely affect our tobacco subsidiaries' ability to market and sell regulated tobacco products in those states, territories and localities.
▪Impact on Our Business; Compliance Costs: Regulations imposed by the FDA under the FSPTCA could have a material adverse impact on the business and sales volume of Altria Group, Inc.'s tobacco businesses in a number of different ways. For example, actions by the FDA could:
▪impact the consumer acceptability of tobacco products;
▪delay or prevent the sale or distribution of existing, new or modified tobacco products;
▪limit adult consumer choices;
▪restrict communications to adult consumers;
▪create a competitive advantage or disadvantage for certain tobacco companies;
▪impose additional manufacturing, labeling or packaging requirements;

▪	impose restrictions at retail;

▪	result in increased illicit trade activities; or

▪	otherwise significantly increase the cost of doing business.
The failure to comply with FDA regulatory requirements, even inadvertently, and FDA enforcement actions could have a material adverse effect on the business, financial position, cash flows and results of operations of Altria Group, Inc. and its tobacco subsidiaries.
The law imposes fees on tobacco product manufacturers and importers to pay for the cost of regulation and other matters. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation according to a process set out in the statute, and then among manufacturers and importers within each respective class based on their relative market shares. For a discussion of the impact of the State Settlement Agreements, FETRA and FDA user fee payments on Altria Group, Inc., see Off-Balance Sheet Arrangements and Aggregate Contractual Obligations-Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation below. In addition, compliance with the law's regulatory requirements has resulted and will continue to result in additional costs for our tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter to date but could become substantial, either individually or in the aggregate, and will depend on the nature of the requirements imposed by the FDA.

▪Investigation and Enforcement: The FDA has a number of investigatory and enforcement tools available to it, including document requests and other required information submissions, facility inspections, examinations and investigations, injunction proceedings, money penalties, product withdrawals and recalls, and product seizures. The use of any of these investigatory or enforcement tools by the FDA could result in significant costs to the tobacco businesses of Altria Group, Inc. or otherwise have a material adverse effect on the business, financial position, cash flows and results of operations of Altria Group, Inc. and its tobacco subsidiaries.
For example, in June 2010, the FDA issued a document request regarding changes to Marlboro Gold Pack cigarette packaging in connection with the FSPTCA's ban of certain descriptors. PM USA submitted documents in response to the FDA's request.

▪	TPSAC

▪
The Role of the TPSAC: As required by the FSPTCA, the FDA has established a tobacco product scientific advisory committee (the "TPSAC"), which consists of both voting and non-voting members, to provide advice, reports, information and recommendations to the FDA on scientific and health issues relating to tobacco products. For example, the TPSAC advises the FDA about modified risk products (products marketed with reduced risk claims), good manufacturing practices, the effects of the alteration of nicotine yields from tobacco products and nicotine dependence thresholds. The TPSAC previously made reports and recommendations to the FDA on menthol cigarettes, including the impact of the use of menthol in cigarettes on the public health, and the nature and impact of dissolvable tobacco products on the public health. The FDA may seek advice from the TPSAC about other safety, dependence or health issues relating to tobacco products, including tobacco product standards and applications to market new tobacco products.

▪
TPSAC Membership: Beginning in March 2010, PM USA and USSTC raised with the FDA their concerns that four of the voting members of the TPSAC have financial and other conflicts (including services as paid experts for plaintiffs in tobacco litigation) that could hamper the full and fair consideration of issues by the TPSAC and requested that their appointments be withdrawn. The FDA declined PM USA's and USSTC's requests, stating that the FDA had satisfied itself, after inquiry, that the TPSAC members did not have disqualifying conflicts of interest. The FDA stated further that it would continue to screen, in accordance with relevant statutory and regulatory provisions and FDA guidance, all TPSAC members for potential conflicts of interest for matters that the TPSAC would be considering. The FDA also engaged two individuals to serve as consultants to a TPSAC subcommittee who also served as paid experts for plaintiffs in tobacco litigation. PM USA and USSTC raised similar concerns related to the engagement of these individuals and the FDA similarly declined to terminate these engagements. In February 2011, Lorillard Tobacco Company and R.J. Reynolds Tobacco Company filed suit in the U.S. District Court for the District of Columbia against the United States Department of Health and Human Services and individual defendants (sued in their official capacities) asserting that the composition of the TPSAC and the composition of the Constituents Subcommittee of the TPSAC violates several federal laws, including the Federal Advisory Committee Act. In August 2012, the district court denied the government's motion to dismiss the plaintiffs' complaint.
▪TPSAC Action on Menthol: As mandated by the FSPTCA, in March 2011, the TPSAC submitted to the FDA a report on the impact of the use of menthol in cigarettes on the public health and related recommendations. The TPSAC report stated that "[m]enthol cigarettes have an adverse impact on public health in the United States."  The TPSAC report recommended that the "[r]emoval of menthol cigarettes from the marketplace would benefit public health in the United States."  The TPSAC report noted the potential that any ban on menthol cigarettes could lead to an increase in contraband cigarettes and other potential unintended consequences and suggested that the FDA consult with appropriate experts on this matter.  The TPSAC report also recommended that additional research could address gaps in understanding menthol cigarettes.
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
The FSPTCA does not set a deadline or required timeline for the FDA to act on the TPSAC report. The FDA has stated that the TPSAC report is only a recommendation and that the FDA's receipt of the TPSAC's report will not have an immediate effect on the availability of menthol cigarettes. In January 2012, the FDA announced that it had evaluated scientific information on menthol and had drafted a report related to the impact of menthol in cigarettes on public health. The FDA indicated that it had sent its report to external scientists for peer review. It also indicated that it will make its final draft report and related information available for public comment, although it has not yet done so. Any future action taken by the FDA to regulate the manufacture, marketing or sale of menthol cigarettes (including a possible ban) will require formal rulemaking that includes public notice and the opportunity for public comment.

▪Final Tobacco Marketing Rule: As required by the FSPTCA, the FDA re-promulgated in March 2010 certain advertising and promotion restrictions in substantially the same form as regulations that were previously adopted in 1996 (but never imposed on tobacco manufacturers due to a United States Supreme Court ruling) (the "Final Tobacco Marketing Rule"). The Final Tobacco Marketing Rule:
▪bans the use of color and graphics in tobacco product labeling and advertising;
▪prohibits the sale of cigarettes and smokeless tobacco to underage persons;
▪restricts the use of non-tobacco trade and brand names on cigarettes and smokeless tobacco products;
▪requires the sale of cigarettes and smokeless tobacco in direct, face-to-face transactions;
▪prohibits sampling of cigarettes and prohibits sampling of smokeless tobacco products except in qualified adult-only facilities;
▪prohibits gifts or other items in exchange for buying cigarettes or smokeless tobacco products;
▪prohibits the sale or distribution of items such as hats and tee shirts with tobacco brands or logos; and
▪prohibits brand name sponsorship of any athletic, musical, artistic, or other social or cultural event, or any entry or team in any event.
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
Since enactment, several lawsuits have been filed challenging various provisions of the FSPTCA and the Final Tobacco Marketing Rule, including their constitutionality and the scope of the FDA's authority thereunder. Altria Group, Inc. and its tobacco subsidiaries are not parties to any of these lawsuits. In January 2010, in one such challenge (Commonwealth Brands), the United States District Court for the Western District of Kentucky struck down as unconstitutional, and enjoined enforcement of, the portion of the Final Tobacco Marketing Rule that bans the use of color and graphics in labeling and advertising and claims implying that a tobacco product is safer because of FDA regulation. The parties appealed and in March 2012, the United States Court of Appeals for the Sixth Circuit affirmed in part and reversed in part the district court's decision. The Sixth Circuit affirmed the district court's injunction against enforcement of the portion of the Final Tobacco Marketing Rule that bans the use of color and graphics in labeling and advertising. The Sixth Circuit reversed the injunction against enforcement of the prohibition on claims implying that a tobacco product is safer because of FDA regulation. The Sixth Circuit also held that the Final Tobacco Marketing Rule's ban on consumer continuity programs violates the First Amendment and reversed the district court's decision upholding the ban. The Sixth Circuit upheld the FSPTCA's statutory requirements for enlarged textual and graphic warnings on cigarette packages and advertising, but did not rule upon the constitutionality of the nine graphic warnings actually selected by the FDA in its June 2011 final rule. In May 2012, the plaintiffs in Commonwealth Brands filed a petition for rehearing and rehearing en banc, which the Sixth Circuit denied. In October 2012, the plaintiffs filed a petition for writ of certiorari in the United States Supreme Court seeking further review of the Sixth Circuit's decision upholding the FSPTCA's new enlarged and expanded warning requirements that include graphic warnings, the FSPTCA's restrictions on modified risk tobacco product claims and certain other provisions of the Final Tobacco Marketing Rule.  The FDA did not file a petition for writ of certiorari  with the United States Supreme Court seeking further review of the Sixth Circuit's decision. For a further discussion of this final rule and the challenge pending in the United States District Court for the District of Columbia, see FDA Regulatory Actions-Graphics Warnings below. The FDA has indicated that it does not intend to enforce the ban on the use of color and graphics in labeling and advertising for the duration of the injunction.
In a separate challenge to the Final Tobacco Marketing Rule in the United States District Court for the Eastern District of Virginia, Renegade Tobacco Company, Inc. and others have challenged the constitutionality of an FDA regulation that restricts tobacco manufacturers from using the trade or brand name of a non-tobacco product on cigarettes or smokeless tobacco products. In May 2010, the Court issued a stay in the Renegade case pending the FDA's consideration of amendments to the trade or brand name rule. In November 2011, the FDA proposed an amended rule, but continues to exercise its discretion to enforce the original trade or brand name provisions of the Final Tobacco Marketing Rule according to FDA guidance issued in May 2010. It is not possible to predict the outcome of any such litigation or its effect on the extent of the FDA's authority to regulate tobacco products.
▪Contraband: The FSPTCA imposes on manufacturers reporting obligations relating to knowledge of suspected contraband activity involving their brands and also grants the FDA the authority to impose certain other recordkeeping and reporting obligations to address counterfeit and contraband tobacco products. The FSPTCA also empowers the FDA to assess whether additional tools should be employed to track and trace tobacco products through the distribution chain.

▪	FDA Regulatory Actions

▪
Graphic Warnings: In June 2011, as required by the FSPTCA, the FDA issued its final rule to modify the required warnings that appear on cigarette packages and in cigarette advertisements.  The FSPTCA requires the warnings to consist of nine new textual warning statements accompanied by color graphics depicting the negative health consequences of smoking.  The graphic health warnings will (i) be located beneath the cellophane, and comprise the top 50 percent of the front and rear panels of cigarette packages, and (ii) occupy 20 percent of a cigarette advertisement and be located at the top of the advertisement.
The rule requires that cigarette packaging manufactured after September 22, 2012 contain the new graphic warnings and all cigarette advertising contain the new warnings by that date. In August 2011, however, R.J. Reynolds Tobacco Company, Lorillard Tobacco Company and several other plaintiffs filed suit in the United States District Court for the District of Columbia against the FDA challenging its graphic warnings rule. In November 2011, the district court granted the plaintiffs' motion for a preliminary injunction, thereby staying enforcement of the graphic warnings rule until 15 months after a final ruling from the district court. In February 2012, the district court entered final judgment on behalf of the plaintiffs, enjoining enforcement of the graphic warnings rule. The FDA appealed this decision to the United States Court of Appeals for the District of Columbia Circuit. In August 2012, the Court of Appeals affirmed the ruling of the district court. The FDA filed a petition for panel rehearing and rehearing en banc with the Court of Appeals, which was denied on December 5, 2012.
PM USA is not a party to this lawsuit, but the FDA has confirmed that it will not enforce the graphic warnings rule against PM USA on the same terms and with the same effect as the district court injunction discussed above.

▪
New Product Marketing Authorization Processes: In January 2011, the FDA issued guidance concerning reports that manufacturers must submit for certain FDA-regulated tobacco products that the manufacturer modified or introduced for the first time into the market after February 15, 2007. These reports must be reviewed by the agency to determine if such tobacco products are "substantially equivalent" to products commercially available as of February 15, 2007.  In general, in order to continue marketing these products sold before March 22, 2011, manufacturers of FDA-regulated tobacco products were required to send to the FDA a report demonstrating substantial equivalence by March 22, 2011. PM USA and USSTC submitted timely reports. PM USA and USSTC can continue marketing these products unless the FDA makes a determination that a specific product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products or subject them to the New Product Application Process and, if any such applications are denied, prevent the continued distribution and sale of such products. PM USA and USSTC believe all of their current products meet the statute's requirements, but cannot predict when or how the FDA will respond to their reports.

Manufacturers intending to introduce new products and certain modified products into the market after March 22, 2011 must submit a report to the FDA and obtain a "substantial equivalence order" from the agency before introducing the products into the market. If the FDA declines to issue a so-called "substantial equivalence order" for a product or if the manufacturer itself determines that the product does not meet the substantial equivalence requirements, the product would need to undergo the New Product Application Process. At this time, it is not possible to predict how long agency reviews of either substantial equivalence reports or new product applications will take.
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
Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. For example, in 2009, the federal excise tax ("FET") on cigarettes increased from 39 cents per pack to approximately $1.01 per pack and on July 1, 2010, the New York state excise tax increased by $1.60 to $4.35 per pack. Between the end of 1998 and February 22, 2013, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.41 per pack. During 2012, two states (Illinois and Rhode Island) enacted legislation to increase their cigarette excise tax. As of February 22, 2013, no state has increased its cigarette excise tax in 2013.
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
A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.'s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of February 22, 2013, 22 states, Washington, D.C., Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control
The World Health Organization's Framework Convention on Tobacco Control (the "FCTC") entered into force in February 2005. As of February 22, 2013, 176 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; and adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain and restrict smoking in public places.
There are a number of proposals currently under consideration by the governing body of the FCTC, some of which call for substantial restrictions on the manufacture, marketing, distribution and sale of tobacco products. In addition, the Protocol to Eliminate Illicit Trade in Tobacco Products (the "Protocol") was approved by the Conference of Parties to the FCTC on November 12, 2012. It includes provisions related to the tracking and tracing of tobacco products through the distribution chain and numerous other provisions regarding the regulation of the manufacture, distribution, and sale of tobacco products. The Protocol has not yet entered into force, but in any event will not apply to the United States until the Senate ratifies the FCTC. It is not possible to predict the outcome of these proposals or the impact of any FCTC actions on legislation or regulation in the United States, either directly as a result of the United States becoming a party to the FCTC, or whether or how these actions might indirectly influence FDA regulation and enforcement.
State Settlement Agreements
As discussed in Note 18, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims (collectively, the "State Settlement Agreements"). These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, market share and industry volume. For a discussion of the impact of the State Settlement Agreements, FETRA and FDA user fee payments on Altria

Group, Inc., see Off Balance Sheet Arrangements and Aggregate Contractual Obligations - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation below. The settlements also place numerous requirements and restrictions on participating manufacturers' business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry's ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.
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
Other Federal, State and Local Regulation and Activity

▪	Federal, State and Local Laws

▪
State and Local Laws Addressing Certain Characterizing Flavors: In a growing number of states and localities, legislation has been enacted or proposed that prohibits or would prohibit the sale of certain tobacco products with certain characterizing flavors. The legislation varies in terms of the type of tobacco products subject to prohibition, the conditions under which the sale of such products is or would be prohibited, and exceptions to the prohibitions. For example, a number of proposals would prohibit characterizing flavors in smokeless tobacco products, with no exception for mint- or wintergreen-flavored products.

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
In addition, such legislation has been enacted or is being considered in a number of localities. For example:
New York City adopted an ordinance that prohibits the sale of certain flavored tobacco products other than cigarettes. This legislation affects certain USSTC and Middleton products. The ordinance and related final regulations took effect in August 2010. Certain subsidiaries of USSTC have filed a lawsuit in the United States District Court for the Southern District of New York challenging the New York City legislation on the grounds that it is preempted by the FSPTCA. In March 2010, the district court denied plaintiffs' motion for preliminary injunction against enforcement of the ordinance and, in November 2011, the district court denied plaintiffs' motion for summary judgment, and granted New York City's cross-motion for summary judgment, on the preemption claim. Plaintiffs have appealed the denial to the United States Court of Appeals for the Second Circuit and, in the meantime, are complying with the ordinance pending resolution of the litigation. Argument was heard on November 6, 2012. On February 26, 2013, the United States Court of Appeals for the Second Circuit affirmed the judgment of the district court upholding the New York City ordinance.
Providence, Rhode Island adopted two ordinances in January 2012. One would prohibit the sale in most retail outlets of certain flavored tobacco products other than cigarettes. This legislation differs in a number of ways from the New York City ordinance, including by attempting to prohibit reference to concepts such as "spicy, arctic, ice, cool, warm, hot, mellow, fresh and breeze." The second Providence ordinance prohibits licensed retailers in the city from accepting or redeeming coupons for cigarettes and other tobacco products or from selling such products to consumers through multi-pack discounts or other discounts provided in exchange for the purchase of another tobacco product. In February 2012, Altria Group, Inc.'s tobacco subsidiaries filed a legal challenge to these ordinances in the United States District Court for the District of Rhode Island challenging the legality of both ordinances on preemption and First Amendment grounds. Plaintiffs filed motions for preliminary injunction and summary judgment in March 2012. The City of Providence filed a cross-motion for summary judgment in June 2012. On December 10, 2012, the district court struck the "concepts" language quoted above from the flavor ordinance, but otherwise granted summary judgment for the City of Providence as to both ordinances. The City of Providence commenced enforcement of the ordinances, as modified by the district court, on January 3, 2013. On January 8, 2013, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the First Circuit.

Whether other states or localities will enact legislation in this area, and the precise nature of such legislation if enacted, cannot be predicted. See FDA Regulation above for a summary of the FSPTCA's regulation of certain tobacco products with characterizing flavors.

▪
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

As another example, the Village Board of Haverstraw, New York enacted a tobacco product display ban in April 2012. It would have barred tobacco retailers from displaying any tobacco product in a manner that a consumer could view the product prior to purchase. Retailers could maintain a "tobacco menu," listing the types and prices of tobacco products available for sale, but the menu could only be given to a consumer, over the legal age to purchase tobacco products, who requested it. At all other times, any "tobacco menu" would have been concealed from view. In June 2012, an association of tobacco retailers, along with several tobacco product manufacturers and distributors (including PM USA, a subsidiary of USSTC and Middleton), filed a lawsuit in the United States District Court for the Southern District of New York challenging the display ban on First Amendment and preemption grounds. In July 2012, the Village Board voted to approve a settlement of the lawsuit and, in August 2012, voted to repeal the ordinance. This litigation has concluded.

▪
Federal Tobacco Quota Buy-Out: In October 2004, FETRA was signed into law. PM USA, Middleton and USSTC are subject to the requirements of FETRA. FETRA eliminated the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is approximately $9.5 billion and is being paid over 10 years ending in 2014 by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product.

In February 2011, PM USA filed a lawsuit in the United States District Court for the Eastern District of Virginia challenging the United States Department of Agriculture's (the "USDA") method for calculating the 2011 and future tobacco product class shares that are used to allocate liability for the industry payments that fund the FETRA buy-out described above and are used by the FDA to calculate the industry's FDA user fees. PM USA asserted in this litigation that the USDA violated FETRA, and imposed excessive FETRA assessments on PM USA, by failing to apply the most current FET rates enacted by Congress, which became effective in April 2009, in calculating the class share allocations. The Cigar Association of America has joined the litigation as a defendant intervenor. In October 2012, the district court denied PM USA's motion for summary judgment, granted the defendants' motion for summary judgment and dismissed the case. On December 5, 2012, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit.
For a discussion of the impact of the State Settlement Agreements, FETRA and FDA user fee payments on Altria Group, Inc., see Off Balance Sheet Arrangements and Aggregate Contractual Obligations - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation below. We do not anticipate that the quota buy-out will have a material adverse impact on our consolidated results in 2013 and 2014.

▪
Health Effects of Tobacco Consumption and Exposure to Environmental Tobacco Smoke ("ETS"): It is the policy of Altria Group, Inc. and its tobacco subsidiaries to defer to the judgment of public health authorities as to the content of warnings in advertisements and on product packaging regarding the health effects of tobacco consumption, addiction and exposure to ETS. Altria Group, Inc. and its tobacco subsidiaries believe that the public should be guided by the messages of the United States Surgeon General and public health authorities worldwide in making decisions concerning the use of tobacco products.

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
▪Other Legislation or Governmental Initiatives: In addition to the actions discussed above, other regulatory initiatives affecting the tobacco industry have been adopted or are being considered at the federal level and in a number of state and local jurisdictions. For example, in recent years, legislation has been introduced or enacted at the state or local level to subject tobacco products to various reporting requirements and performance standards (such as reduced cigarette ignition propensity standards); establish educational campaigns relating to tobacco consumption or tobacco control programs, or provide additional funding for governmental tobacco control activities; restrict the sale of tobacco products in certain retail establishments and the sale of tobacco products in certain packing sizes; require tax stamping of moist smokeless tobacco products; require the use of state tax stamps using data encryption technology; and further restrict the sale, marketing and advertising of cigarettes and other tobacco products. Such legislation may be subject to constitutional or other challenges on various grounds, which may or may not be successful.
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
▪Governmental Investigations: From time to time, Altria Group, Inc. and its subsidiaries are subject to governmental investigations on a range of matters. Altria Group, Inc. and its subsidiaries cannot predict whether new investigations may be commenced.
Illicit Trade
Altria Group, Inc. and its tobacco subsidiaries support appropriate regulations and enforcement measures to prevent illicit trade in tobacco products. For example, Altria Group, Inc.'s tobacco subsidiaries are engaged in a number of initiatives to help prevent trade in contraband tobacco products, including: enforcement of wholesale and retail trade programs and policies on trade in contraband tobacco products; engagement with and support of law enforcement and regulatory agencies; litigation to protect their trademarks; and support for a variety of federal and state legislative initiatives. Legislative initiatives to address trade in contraband tobacco products are designed to protect the legitimate channels of distribution, impose more stringent penalties for the violation of illegal trade laws and provide additional tools for law enforcement. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products continue to evolve as the nature of illicit tobacco products evolves. For example, in March 2010, the President signed into law the Prevent All Cigarette Trafficking ("PACT") Act, which addresses illegal Internet sales by, among other things, imposing a series of restrictions and requirements on the delivery-sale of cigarettes and smokeless tobacco products and makes such products non-mailable to consumers through the United States Postal Service, subject to limited exceptions. Certain Internet cigarette sellers filed lawsuits challenging the constitutionality of various aspects of this statute and sought injunctive relief in the United States District Courts for the District of Columbia, the Western District of New York and the Eastern District of Pennsylvania. In the Western District of New York, the district court enjoined only certain elements of the

PACT Act, including a requirement that delivery-sellers obey the laws of the jurisdiction to which they ship cigarettes. In the District of Columbia, the district court issued a preliminary injunction substantially similar to the injunctive relief issued in the Western District of New York. The United States Department of Justice is challenging the District of Columbia injunction on appeal and is pursuing a final judgment on the merits in the Western District of New York proceedings.
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
Tobacco Space
Operating Results
The following table summarizes tobacco space operating results:

	For the Years Ended December 31,
	Net Revenues			Operating Companies Income
(in millions)	2012	2011	2010	2012	2011	2010
Smokeable products	$22,216	$21,970	$22,191	$6,239	$5,737	$5,618
Smokeless products	1,691	1,627	1,552	931	859	803
Total tobacco space	$23,907	$23,597	$23,743	$7,170	$6,596	$6,421
Smokeable Products Segment
The smokeable products segment's operating companies income and margin grew during 2012 primarily through higher pricing and effective cost management. PM USA continued to support Marlboro's new brand architecture with brand-building initiatives, which contributed to Marlboro's 2012 retail share gains.
The following table summarizes smokeable products segment shipment volume performance:

	Shipment Volume
	For the Years Ended December 31,
(sticks in millions)	2012	2011	2010
Cigarettes:
Marlboro	116,377	117,201	121,893
Other premium	8,629	9,381	10,315
Discount	9,868	8,556	8,630
Total cigarettes	134,874	135,138	140,838
Cigars:
Black & Mild	1,219	1,226	1,222
Other	18	20	24
Total cigars	1,237	1,246	1,246
Total smokeable products	136,111	136,384	142,084
Cigarettes shipment volume includes Marlboro; Other premium brands, such as Virginia Slims, Parliament and Benson & Hedges; and Discount brands, which include Basic and L&M. Cigarettes volume includes units sold as well as promotional units, but excludes units sold in Puerto Rico and U.S. Territories, to Overseas Military and by Philip Morris Duty Free Inc., none of which, individually or in the aggregate, is material to the smokeable products segment.
The following table summarizes the smokeable products segment retail share performance:

	Retail Share
	For the Years Ended December 31,
	2012	2011	2010
Cigarettes:
Marlboro	42.6%	42.0%	42.6%
Other premium	3.4	3.7	3.9
Discount	3.8	3.3	3.3
Total cigarettes	49.8%	49.0%	49.8%
Cigars:
Black & Mild	30.0%	29.5%	29.0%
Other	0.2	0.2	0.4
Total cigars	30.2%	29.7%	29.4%
Cigarettes retail share results are based on data from SymphonyIRI Group/Capstone, which is a retail tracking service that uses a sample of stores to project market share performance in retail stores selling cigarettes. The panel was not designed to capture sales through other channels, including the Internet, direct mail and some illicitly tax-advantaged outlets.

Cigars retail share results are based on data from the SymphonyIRI Group ("SymphonyIRI") InfoScan Cigar Database for Food, Drug, Mass Merchandisers (excluding Walmart) and Convenience trade classes, which is a retail tracking service that measures machine-made large cigars market share performance. Middleton defines machine-made large cigars as cigars made by machine that weigh greater than three pounds per thousand, except cigars sold at retail in packages of 20 cigars. This service was developed to provide a representation of retail business performance in key trade channels. It is SymphonyIRI's standard practice to periodically refresh its InfoScan syndicated services, which could restate retail share results that were previously released.
PM USA and Middleton are transitioning to new retail tracking services to measure cigarette and cigar performance beginning in the first quarter of 2013.
PM USA and Middleton executed the following pricing and promotional allowance actions during 2012, 2011 and 2010:
▪Effective December 3, 2012, PM USA increased the list price on all of its cigarette brands by $0.06 per pack.
▪Effective June 18, 2012, PM USA increased the list price on all of its cigarette brands by $0.06 per pack.
▪Effective March 14, 2012, Middleton reduced the list price on all of its untipped cigarillo brands by $0.39 per five-pack.
▪Effective December 12, 2011, PM USA increased the list price on all of its cigarette brands by $0.05 per pack. In addition, PM USA reduced its wholesale promotional allowance on L&M by $0.21 per pack from $0.55 to $0.34 per pack.
▪Effective December 5, 2011, Middleton executed various list price increases across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.12 per five-pack.
▪Effective July 8, 2011, PM USA increased the list price on all of its cigarette brands by $0.09 per pack.
▪Effective December 6, 2010, PM USA increased the list price on all of its cigarette brands by $0.08 per pack.
▪Effective November 15, 2010, Middleton executed various list price increases across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.09 per five-pack.
▪Effective May 10, 2010, PM USA increased the list price on all of its cigarette brands by $0.08 per pack. In addition, PM USA cancelled its wholesale promotional allowance of $0.21 per pack on Basic.
▪Effective January 11, 2010, Middleton executed various list price increases across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.18 per five-pack.

The following discussion compares smokeable products segment results for the year ended December 31, 2012 with the year ended December 31, 2011.
Net revenues, which include excise taxes billed to customers, increased $246 million (1.1%) due primarily to higher net pricing ($404 million), which includes higher promotional investments behind Marlboro's new brand architecture, partially offset by unfavorable mix due to L&M's volume growth in Discount and lower shipment volume.
Operating companies income increased $502 million (8.8%), due primarily to higher net pricing ($405 million), which includes higher promotional investments, marketing, administration and research savings reflecting cost reduction initiatives ($162 million), lower asset impairment, exit and implementation costs, net, primarily related to the 2011 Cost Reduction Program ($155 million) and lower charges related to tobacco and health judgments ($94 million), partially offset by unfavorable mix and lower shipment volume ($127 million), higher per unit settlement charges ($123 million) and higher manufacturing costs.
Marketing, administration and research costs for the smokeable products segment include PM USA's cost of administering and litigating product liability claims. Litigation defense costs are influenced by a number of factors, including the number and types of cases filed, the number of cases tried annually, the results of trials and appeals, the development of the law controlling relevant legal issues, and litigation strategy and tactics. For further discussion on these matters, see Note 18 and Item 3. For the years ended December 31, 2012, 2011 and 2010, product liability defense costs for PM USA were $228 million, $272 million and $259 million, respectively. The factors that have influenced past product liability defense costs are expected to continue to influence future costs. PM USA does not expect future product liability defense costs to be significantly different from product liability defense costs incurred in 2012.
For 2012, total smokeable products shipment volume decreased 0.2% versus 2011. PM USA's reported domestic cigarettes shipment volume declined 0.2% for 2012, due primarily to the industry's rate of decline, partially offset by volume growth as a result of retail share gains and one extra shipping day. After adjusting for an extra shipping day and changes in trade inventories, PM USA's 2012 domestic cigarettes shipment volume was estimated to be essentially unchanged. After adjusting for an extra shipping day and changes in trade inventories, PM USA estimates total cigarette category volume for 2012 to be down approximately 3%.
PM USA's total premium brands (Marlboro and Other premium brands) shipment volume decreased 1.2% in 2012. Marlboro's shipment volume decreased 0.7% versus 2011. In the Discount brands, PM USA's shipment volume for 2012 increased 15.3% versus 2011 due to L&M's volume growth, partially offset by Basic's volume decline. PM USA's shipments of premium cigarettes accounted for 92.7% of its reported domestic cigarettes shipment volume for 2012, down from 93.7% for 2011.

Middleton's reported cigars shipment volume for 2012 decreased 0.7% due primarily to changes in trade inventories, partially offset by volume growth as a result of retail share gains.
In the cigarette category, Marlboro's 2012 retail share performance continued to benefit from the brand-building initiatives supporting Marlboro's new architecture. Marlboro's retail share for 2012 increased 0.6 share points versus 2011 to 42.6%. In January 2013, PM USA expanded distribution of Marlboro Southern Cut nationally. Marlboro Southern Cut is part of the Marlboro Gold family.
PM USA's 2012 retail share increased 0.8 share points versus 2011, reflecting retail share gains by Marlboro and by L&M in Discount. These gains were partially offset by share losses on other portfolio brands.
In the machine-made large cigars category, Black & Mild's retail share for 2012 increased 0.5 share points. The brand benefited from new untipped cigarillo varieties that were introduced in 2011, Black & Mild seasonal offerings and the 2012 third-quarter introduction of Black & Mild Jazz untipped cigarillos into select geographies. In December 2012, Middleton announced plans to launch nationally Black & Mild Jazz cigars in both plastic tip and wood tip in the first quarter of 2013.
The following discussion compares smokeable products segment results for the year ended December 31, 2011 with the year ended December 31, 2010.
Net revenues, which include excise taxes billed to customers, decreased $221 million (1.0%) due to lower shipment volume ($1,051 million), partially offset by higher net pricing ($830 million), which includes higher promotional investments.
Operating companies income increased $119 million (2.1%), due primarily to higher net pricing ($831 million), which includes higher promotional investments, marketing, administration, and research savings reflecting cost reduction initiatives ($198 million) and 2010 implementation costs related to the closure of the Cabarrus, North Carolina manufacturing facility ($75 million), partially offset by lower volume ($527 million), higher asset impairment and exit costs due primarily to the 2011 Cost Reduction Program ($158 million), higher per unit settlement charges ($120 million), higher charges related to tobacco and health judgments ($87 million) and higher FDA user fees ($73 million).
For 2011, total smokeable products shipment volume decreased 4.0% versus 2010. PM USA's reported domestic cigarettes shipment volume declined 4.0% versus 2010 due primarily to retail share losses and one less shipping day, partially offset by changes in trade inventories. After adjusting for changes in trade inventories and one less shipping day, PM USA's 2011 domestic cigarette shipment volume was estimated to be down approximately 4% versus 2010. PM USA believes that total cigarette category volume for 2011 decreased approximately 3.5% versus 2010, when adjusted primarily for changes in trade inventories and one less shipping day.

PM USA's total premium brands (Marlboro and Other Premium brands) shipment volume decreased 4.3%. Marlboro's shipment volume decreased 3.8% versus 2010. In the Discount brands, PM USA's shipment volume decreased 0.9%. PM USA's shipments of premium cigarettes accounted for 93.7% of its reported domestic cigarettes shipment volume for 2011, down from 93.9% in 2010.
Middleton's 2011 reported cigars shipment volume was unchanged versus 2010.
For 2011, PM USA's retail share of the cigarette category declined 0.8 share points to 49.0% due primarily to retail share losses on Marlboro. Marlboro's 2011 retail share decreased 0.6 share points. In 2010, Marlboro delivered record full-year retail share results that were achieved at lower margin levels.
Middleton retained a leading share of the tipped cigarillo segment of the machine-made large cigars category, with a retail share of approximately 84% in 2011. For 2011, Middleton's retail share of the cigar category increased 0.3 share points to 29.7% versus 2010. Black & Mild's 2011 retail share increased 0.5 share points, as the brand benefited from new product introductions. During the fourth quarter of 2011, Middleton broadened its untipped cigarillo portfolio with new Aroma Wrap™ foil pouch packaging that accompanied the national introduction of Black & Mild Wine. This new fourth-quarter packaging roll-out also included Black & Mild Sweets and Classic varieties.
During the second quarter of 2011, Middleton entered into a contract manufacturing arrangement to source the production of a portion of its cigars overseas. Middleton entered into this arrangement to access additional production capacity in an uncertain competitive environment and an excise tax environment that potentially benefits imported large cigars over those manufactured domestically.
Smokeless Products Segment
The smokeless products segment's operating companies income grew during 2012 driven by higher pricing, Copenhagen and Skoal's combined volume and retail share performance and effective cost management.
The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume For the Years Ended December 31,
(cans and packs in millions)	2012	2011	2010
Copenhagen	392.5	354.2	327.5
Skoal	288.4	286.8	274.4
Copenhagen and Skoal	680.9	641.0	601.9
Other	82.4	93.6	122.5
Total smokeless products	763.3	734.6	724.4
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
The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share For the Years Ended December 31,
	2012	2011	2010
Copenhagen	28.4%	26.2%	24.7%
Skoal	22.2	22.8	23.3
Copenhagen and Skoal	50.6	49.0	48.0
Other	4.8	6.1	7.2
Total smokeless products	55.4%	55.1%	55.2%
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
Smokeless products segment retail share performance is based on data from the SymphonyIRI InfoScan Smokeless Tobacco Database for Food, Drug, Mass Merchandisers (excluding Walmart) and Convenience trade classes, which tracks smokeless products market share performance based on the number of cans and packs sold. Smokeless products is defined by SymphonyIRI as moist smokeless and spit-free tobacco products. It is SymphonyIRI's standard practice to periodically refresh its InfoScan syndicated services, which could restate retail share results that were previously released.
USSTC and PM USA are transitioning to a new retail tracking service to measure smokeless products performance beginning in the first quarter of 2013.
USSTC and PM USA executed the following pricing actions during 2012, 2011 and 2010:
▪Effective December 9, 2012, USSTC increased the list price on all of its brands by $0.05 per can or pouch.
▪Effective December 3, 2012, PM USA increased the list price on Marlboro Snus tins and flip-top box ("FTB") by $0.05 per tin or FTB.
▪Effective June 18, 2012, PM USA increased the list price on Marlboro Snus tins and FTB by $0.05 per tin or FTB.
▪Effective May 25, 2012, USSTC increased the list price on all of its brands by $0.05 per can.
▪Effective May 22, 2011, USSTC increased the list price on its MST brands by $0.10 per can and Skoal Snus by $0.31 per can.

▪Effective May 18, 2011, PM USA increased the list price on Marlboro Snus tins by $0.31 per tin.
▪Effective May 28, 2010, USSTC increased the list price on substantially all of its brands by $0.10 per can.
The following discussion compares smokeless products segment results for the year ended December 31, 2012 with the year ended December 31, 2011.
Net revenues, which include excise taxes billed to customers, increased $64 million (3.9%) due primarily to higher pricing ($58 million) and higher shipment volume, partially offset by unfavorable mix due to growth in products introduced in recent years at a lower, popular price.
Operating companies income increased $72 million (8.4%) versus the prior-year period due primarily to higher net pricing ($46 million), which includes higher promotional investments, higher shipment volume, lower manufacturing costs ($22 million), lower asset impairment, exit, implementation and integration costs primarily related to the 2011 Cost Reduction Program and marketing, administration and research savings reflecting cost reduction initiatives, partially offset by growth in products introduced in recent years at a lower, popular price.
For 2012, USSTC and PM USA's combined reported domestic smokeless products shipment volume grew 3.9% as volume growth on Copenhagen and Skoal was partially offset by volume declines on Other portfolio brands.
Copenhagen's 2012 volume grew 10.8% as the brand continued to benefit from products introduced in recent years, including the May 2012 expansion of Copenhagen Southern Blend into select geographies. USSTC has announced that it will expand Copenhagen Southern Blend into additional states in the first quarter of 2013. Skoal's 2012 volume increased 0.6%. Skoal's volume comparison was negatively impacted by the de-listing of seven Skoal stock-keeping units ("SKUs") in the second quarter of 2011, partially offset by the growth of Skoal X-TRA.
After adjusting for changes in trade inventories and other factors, USSTC and PM USA estimate that their combined 2012 domestic smokeless products shipment volume grew approximately 5% versus 2011. USSTC and PM USA believe that the smokeless category's 2012 volume grew at an estimated rate of approximately 5% versus 2011.
USSTC and PM USA's combined 2012 retail share increased 0.3 share points as gains by Copenhagen were partially offset by retail share losses for Skoal and Other portfolio brands.
Copenhagen and Skoal's combined retail share for 2012 increased 1.6 share points. Copenhagen's 2012 retail share grew 2.2 share points as the brand continued to benefit from products introduced over the past several years. Skoal's 2012 retail share declined 0.6 share points due primarily to the de-listing of seven SKUs in the second quarter of 2011, competitive activity and Copenhagen's strong performance, partially offset by share gains on its Skoal X-TRA products.
The following discussion compares smokeless products segment results for the year ended December 31, 2011 with the year ended December 31, 2010.

Net revenues, which include excise taxes billed to customers, increased $75 million (4.8%), due primarily to higher net pricing ($68 million), which includes higher promotional investments, and higher volume.
Operating companies income increased $56 million (7.0%), due primarily to higher net pricing ($68 million), which includes higher promotional investments, and lower marketing, administration and research costs ($36 million) reflecting cost reduction initiatives, partially offset by higher manufacturing costs ($32 million) and higher asset impairment and exit costs due primarily to the 2011 Cost Reduction Program.
Copenhagen and Skoal's 2011 combined shipment volume increased 6.5%. Copenhagen's volume benefited from new product introductions, including the 2011 introduction of Copenhagen Wintergreen Pouches as well as continued strength from the introductions of Copenhagen Long Cut Wintergreen in late 2009, and Long Cut Straight and Extra Long Cut Natural in the first quarter of 2010. Skoal's volume growth benefited from the Skoal X-tra and Skoal Snus new products introduced in the first quarter of 2011, partially offset by the de-listing of seven Skoal SKUs that occurred in the second quarter of 2011. Marlboro Snus's volume was negatively impacted by significantly lower levels of promotional support when compared to activity around its national expansion in 2010, and the shift in mix from packages with six pouches to tins with fifteen pouches. USSTC and PM USA's 2011 combined reported domestic smokeless products shipment volume increased 1.4%, as shipment volume growth on Copenhagen and Skoal were partially offset by volume declines in its Other portfolio brands, including Marlboro Snus.
After adjusting for changes in trade inventories, USSTC and PM USA's 2011 combined domestic smokeless products shipment volume was estimated to be up approximately 4%. USSTC and PM USA believe that the smokeless category's 2011 volume grew at an estimated rate of approximately 5%.
Copenhagen and Skoal's 2011 combined retail share grew 1.0 share point for the full year of 2011. Copenhagen's 2011 retail share increased 1.5 share points. The brand's retail share results benefited from new product introductions over the past several years. Skoal's 2011 retail share decreased 0.5 share points, as share losses, which include the impact of the 2011 second-quarter de-listing of seven SKUs, were partially offset by share gains on new products that were introduced in 2011. For 2011, USSTC and PM USA's combined retail share decreased 0.1 share point due to share losses on Skoal and Other portfolio brands, including Marlboro Snus, mostly offset by share gains on Copenhagen.

Wine Segment
Business Environment
Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle and Columbia Crest, and owns wineries in or distributes wines from several other wine regions. As discussed in Note 18, Ste. Michelle holds an 85% ownership interest in Michelle-Antinori, LLC, which owns Stag's Leap Wine Cellars in Napa Valley. Ste. Michelle also owns Conn Creek in Napa Valley and Erath in Oregon. In addition, Ste. Michelle distributes Antinori and Villa Maria Estate wines and Champagne Nicolas Feuillatte in the United States. Key elements of Ste. Michelle's strategy are expanded domestic distribution of its wines, especially in certain account categories such as restaurants, wholesale clubs, supermarkets, wine shops and mass merchandisers, and a focus on improving product mix to higher-priced, premium products.
Ste. Michelle's business is subject to significant competition, including competition from many larger, well-established domestic and international companies, as well as from many smaller wine producers. Wine segment competition is primarily based on quality, price, consumer and trade wine tastings, competitive wine judging, third-party acclaim and advertising. Substantially all of Ste. Michelle's sales occur through state-licensed distributors.
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
Operating Results
Ste. Michelle delivered higher financial results in 2012 through higher pricing, improved premium mix and higher shipment volume.

	For the Years Ended December 31,
(in millions)	2012	2011	2010
Net revenues	$561	$516	$459
Operating companies income	$104	$91	$61
The following table summarizes wine segment case shipment volume performance:

	Shipment Volume For the Years Ended December 31,
(cases in thousands)	2012	2011	2010
Chateau Ste. Michelle	2,780	2,522	2,338
Columbia Crest	1,716	2,055	2,054
Other	3,093	2,744	2,289
Total wine	7,589	7,321	6,681
The following discussion compares wine segment results for the year ended December 31, 2012 with the year ended December 31, 2011.
Net revenues, which include excise taxes billed to customers, increased $45 million (8.7%), due primarily to higher shipment volume, higher pricing and improved premium mix.

Operating companies income increased $13 million (14.3%), due primarily to higher pricing, improved premium mix, higher shipment volume and UST acquisition-related costs incurred in 2011, partially offset by costs related to Ste. Michelle's sales force expansion and higher costs for select vintages incurred in 2012.
Ste. Michelle's 2012 wine shipment volume increased 3.7% due primarily to the national expansion of select wines into off-premise channels.
The following discussion compares wine segment results for the year ended December 31, 2011 with the year ended December 31, 2010.
Net revenues, which include excise taxes billed to customers, increased $57 million (12.4%), due primarily to higher premium shipment volume.
Operating companies income increased $30 million (49.2%), due primarily to higher premium shipment volume ($26 million) and lower UST acquisition-related costs, partially offset by higher manufacturing costs.
Ste. Michelle's 2011 reported wine shipment volume increased 9.6% versus 2010 due primarily to the national expansion of select wines into off-premise channels and growth in its Chateau Ste. Michelle brand.
Financial Services Segment
Business Environment
In 2003, PMCC ceased making new investments and began focusing exclusively on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC's operating companies income will fluctuate over time as investments mature or are sold. During 2012, 2011 and 2010, proceeds from asset management activities and recoveries on the sale of bankruptcy claims on, as well as the sale of aircraft under, its leases to American totaled $1,049 million, $490 million and $312 million, respectively. Gains, net included in operating companies income during 2012, 2011 and 2010 totaled $131 million, $107 million and $72 million, respectively.
As previously discussed, during the second quarter of 2012, Altria Group, Inc. entered into the Closing Agreement with the IRS that conclusively resolved the federal income tax treatment for all prior and future tax years of certain leveraged lease transactions entered into by PMCC. As a result of the Closing Agreement, Altria Group, Inc. recorded a one-time net earnings benefit of $68 million during the second quarter of 2012, which included a pre-tax charge of $7 million that was recorded as a decrease to PMCC's net revenues and operating companies income. During the second quarter of 2011, Altria Group, Inc. recorded the 2011 PMCC Leveraged Lease Charge, which included a pre-tax charge of $490 million that was recorded as a decrease to PMCC's net revenues and operating companies income. For further discussion, see Note 7, Note 14 and Note 18.
PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. During 2012, PMCC determined that its allowance for losses exceeded the amount required based on management's assessment of the credit quality and size of PMCC's leasing portfolio. As a result, PMCC reduced its allowance for losses by $10 million, which was recorded as income in 2012.
During 2011, PMCC recorded a net increase to its allowance for losses of $25 million which was comprised of (i) an increase of $60 million related to American's bankruptcy filing; and (ii) a $35 million reduction to the allowance for losses recorded during the third quarter of 2011 when PMCC determined that its allowance for losses exceeded the amount required based on management's assessment of the credit quality of the leasing portfolio at that time, including reductions in exposure to below investment grade lessees.
PMCC believes that, as of December 31, 2012, the allowance for losses of $99 million is adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may have to increase its allowance for losses if such conditions worsen. All PMCC lessees, including American under its restructured leases, were current on their lease payment obligations as of December 31, 2012. For further discussion of finance assets, see Note 7.

Operating Results

	For the Years Ended December 31,
(in millions)	2012	2011	2010
Net revenues	$150	$(313)	$161
Operating companies income	$176	$(349)	$157
PMCC's net revenues for 2012 increased $463 million (100+%) from 2011, due primarily to lower leveraged lease charges, partially offset by lower lease revenues. PMCC's operating companies income for 2012 increased $525 million (100+%) from 2011 due primarily to lower leveraged lease charges, the changes to the allowance for losses discussed above and recoveries related to the sale of bankruptcy claims on, as well as the sale of aircraft under, its leases to American, partially offset by lower lease revenues.
PMCC's net revenues for 2011 decreased $474 million (100+%) from 2010, due primarily to the 2011 PMCC Leveraged Lease Charge, partially offset by higher lease revenues, which included gains on asset sales. PMCC's operating companies income for 2011 decreased $506 million (100+%) from 2010, due primarily to the 2011 PMCC Leveraged Lease Charge and a net increase of $25 million to the allowance for losses, partially offset by higher lease revenues, which included gains on asset sales.

Financial Review
Net Cash Provided by Operating Activities
During 2012, net cash provided by operating activities was $3.9 billion compared with $3.6 billion during 2011. This increase was due primarily to higher earnings in 2012 and higher income tax payments in 2011 associated with PMCC leveraged lease transactions, partially offset by the Closing Agreement with the IRS, which resulted in a payment for federal income tax and estimated interest of $456 million in 2012, and a higher voluntary contribution to Altria Group, Inc.'s pension plans during 2012 ($500 million in 2012 versus $200 million in 2011).
During 2011, net cash provided by operating activities was $3.6 billion compared with $2.8 billion during 2010. This increase was due primarily to a payment to the IRS of approximately $945 million for taxes and associated interest in July 2010 for certain leveraged lease transactions entered into by PMCC and lower payments in 2011 related to exit and integration costs and State Settlement Agreements, partially offset by a voluntary $200 million contribution made to Altria Group, Inc.'s pension plan during the first quarter of 2011, and higher income tax payments in 2011 related to the decision not to claim tax benefits for certain PMCC leveraged lease transactions beginning in 2010. For further discussion of certain PMCC leveraged lease transactions, see Note 7, Note 14 and Note 18.
Altria Group, Inc. had a working capital deficit at December 31, 2012 and 2011. Altria Group, Inc.'s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.
Net Cash Provided by Investing Activities
During 2012, net cash provided by investing activities was $920 million compared with $387 million during 2011. This increase was due primarily to higher proceeds from finance asset sales in 2012.
During 2011, net cash provided by investing activities was $387 million compared with $259 million during 2010. This increase was due primarily to higher proceeds from finance asset sales in 2011.
Capital expenditures for 2012 increased 18.1% to $124 million. Capital expenditures for 2013 are expected to be in the range of $125 million to $150 million, and are expected to be funded from operating cash flows.
Net Cash Used in Financing Activities
During 2012, net cash used in financing activities was $5.2 billion compared with $3.0 billion during 2011. This increase was due primarily to the following:
▪debt tender offer completed during 2012, which resulted in the repurchase of $2.0 billion of long-term debt as well as an $864 million payment of tender premiums and fees related to the early extinguishment of debt;

▪$600 million repayment of UST senior unsecured notes during 2012; and

▪	higher dividends paid during 2012;
partially offset by:

▪	higher debt issuances during 2012; and

▪	lower share repurchases during 2012.
During 2011, net cash used in financing activities was $3.0 billion compared with $2.6 billion during 2010. This increase was due primarily to Altria Group, Inc.'s repurchases of its common stock during 2011 and a higher dividend rate in 2011, partially offset by higher net issuances of debt during 2011.
Debt and Liquidity
Credit Ratings - Altria Group, Inc.'s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings.  Under the terms of certain of Altria Group, Inc.'s existing debt instruments, a change in a credit rating could result in an increase or a decrease of the cost of borrowings. For instance, as discussed further in Note 9, the interest rate payable on certain of Altria Group, Inc.'s outstanding notes is subject to adjustment from time to time if the rating assigned to the notes of such series by Moody's Investors Service, Inc. ("Moody's") or Standard & Poor's Ratings Services ("Standard & Poor's") is downgraded (or subsequently upgraded) as and to the extent set forth in the notes. The impact of credit ratings on the cost of borrowings under Altria Group, Inc.'s credit agreements is discussed below.
At December 31, 2012, the credit ratings and outlook for Altria Group, Inc.'s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s	P-2	Baa1	Stable
Standard & Poor’s	A-2	BBB	Stable
Fitch	F2	BBB+	Stable
Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At December 31, 2012, 2011 and 2010, Altria Group, Inc. had no short-term borrowings outstanding.
For the years ended December 31, 2012, 2011 and 2010, Altria Group, Inc.'s average daily short-term borrowings, peak short-term borrowings outstanding and weighted-average interest rate on short-term borrowings were as follows:

(in millions)	2012	2011	2010
Average daily short-term borrowings	$8	$68	$186
Peak short-term borrowings outstanding	$190	$865	$1,419
Weighted-average interest rate on short-term borrowings	0.42%	0.40%	0.39%
Short-term borrowings for 2012, 2011 and 2010 were repaid with cash provided by operating activities. Peak borrowings for 2012, 2011 and 2010 were due primarily to payments related to State Settlement Agreements as further discussed in Tobacco Space - Business Environment, Off Balance Sheet Arrangements and Aggregate Contractual Obligations - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation, and Note 18.
At December 31, 2012, Altria Group, Inc. had in place a senior unsecured 5-year revolving credit agreement (the "Credit Agreement"). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires on June 30, 2016. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.'s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate ("LIBOR") plus a percentage equal to Altria Group, Inc.'s credit default swap spread subject to certain minimum rates and maximum rates based on the higher of the rating of Altria Group, Inc.'s long-term senior unsecured debt from Standard & Poor's and Moody's. The applicable minimum and maximum rates based on Altria Group, Inc.'s long-term senior unsecured debt ratings at December 31, 2012 for borrowings under the Credit Agreement was 0.75% and 1.75%, respectively. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At December 31, 2012, the credit line available to Altria Group, Inc. was $3.0 billion.
The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.'s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated EBITDA of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At December 31, 2012, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.8 to 1.0 and 7.0 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms "consolidated EBITDA," "debt" and "consolidated interest expense," as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.
Any commercial paper issued by Altria Group, Inc. and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 19. Condensed Consolidating Financial Information to the consolidated financial statements in Item 8 ("Note 19").

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
Debt - At December 31, 2012 and 2011, Altria Group, Inc.'s total debt, all of which is consumer products debt, was $13.9 billion and $13.7 billion, respectively.
As discussed in Note 9, on August 9, 2012, Altria Group, Inc. issued $1.9 billion aggregate principal amount of 2.85% senior unsecured long-term notes due 2022 and $0.9 billion aggregate principal amount of 4.25% senior unsecured long-term notes due 2042. Interest on these notes is payable semi-annually. The net proceeds from the issuances of these senior unsecured notes were added to Altria Group, Inc.'s general funds and were used to repurchase certain of its senior unsecured notes in connection with the 2012 debt tender offer, and other general corporate purposes.
The obligations of Altria Group, Inc. under the notes are guaranteed by PM USA. For further discussion, see Note 19.
During the third quarter of 2012, senior unsecured notes issued by UST in the aggregate principal amount of $600 million matured and were repaid in full.
All of Altria Group, Inc.'s debt was fixed-rate debt at December 31, 2012 and 2011. The weighted-average coupon interest rate on total debt was approximately 7.2% and 8.3% at December 31, 2012 and 2011, respectively. For further details on long-term debt, see Note 9.
In October 2011, Altria Group, Inc. filed a registration statement on Form S-3 with the SEC, under which Altria Group, Inc. may offer debt securities or warrants to purchase debt securities from time to time over a three-year period from the date of filing.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Altria Group, Inc. has no off-balance sheet arrangements, including special purpose entities, other than guarantees and contractual obligations that are discussed below.
Guarantees and Other Similar Matters - As discussed in Note 18, Altria Group, Inc. had guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at December 31, 2012. From time to time, subsidiaries of Altria Group, Inc. also issue lines of credit to affiliated entities. In addition, as discussed in Note 19, PM USA has issued guarantees related to Altria Group, Inc.'s indebtedness. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.'s liquidity.

Aggregate Contractual Obligations - The following table summarizes Altria Group, Inc.'s contractual obligations at December 31, 2012:

	Payments Due
(in millions)	Total	2013	2014 - 2015	2016 - 2017	2018 and Thereafter
Long-term debt (1)	$13,926	$1,459	$1,525	$—	$10,942
Interest on borrowings (2)	12,689	1,006	1,704	1,601	8,378
Operating leases (3)	318	55	91	58	114
Purchase obligations: (4)
Inventory and production costs	1,940	773	618	283	266
Other	836	482	269	74	11
	2,776	1,255	887	357	277
Other long-term liabilities (5)	3,158	510	370	470	1,808
	$32,867	$4,285	$4,577	$2,486	$21,519
(1) Amounts represent the expected cash payments of Altria Group, Inc.'s long-term debt, all of which is consumer products debt.
(2) Amounts represent the expected cash payments of Altria Group, Inc.'s interest expense on its long-term debt. Interest on Altria Group, Inc.'s debt, which was all fixed-rate debt at December 31, 2012, is presented using the stated coupon interest rate. Amounts exclude the amortization of debt discounts and premiums, the amortization of loan fees and fees for lines of credit that would be included in interest and other debt expense, net on the consolidated statements of earnings.
(3) Amounts represent the minimum rental commitments under non-cancelable operating leases.
(4) Purchase obligations for inventory and production costs (such as raw materials, indirect materials and supplies, packaging, storage and distribution) are commitments for projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, capital expenditures, information technology and professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice (usually 30 days). Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(5) Other long-term liabilities consist of accrued postretirement health care costs and certain accrued pension costs. The amounts included in the table above for accrued pension costs consist of a voluntary $350 million contribution made on January 2, 2013 as well as the actuarially determined anticipated minimum funding requirements for each year from 2014 through 2017. Contributions beyond 2017 cannot be reasonably estimated and, therefore, are not included in the table above. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued postemployment costs, income taxes and tax contingencies, and other accruals. Altria Group, Inc. is unable to estimate the timing of payments for these items.
The State Settlement Agreements and related legal fee payments, payments for tobacco growers and FDA user fees, as discussed below and in Note 18 and Item 3, are excluded from the table above, as the payments are subject to adjustment for several factors, including inflation, market share and industry volume. Litigation escrow deposits, as discussed below and in Note 18, are also excluded from the table above since these deposits will be returned to PM USA should it prevail on appeal.
Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation - As discussed previously and in Note 18 and Item 3, PM USA has entered into State Settlement Agreements with the states and territories of the United States. PM USA also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA's obligations under this trust expired on December 15, 2010 (these obligations had been offset by the obligations imposed on PM USA by FETRA, which expires in the third quarter of 2014). USSTC and Middleton are also subject to obligations imposed by FETRA. In addition, in June 2009, PM USA and a subsidiary of USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. The State Settlement Agreements, FETRA and the FDA user fees call for payments that are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.'s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.'s subsidiaries recorded approximately $5.1 billion, $5.0 billion and $5.0 billion of charges to cost of sales for the years ended December 31, 2012, 2011 and 2010, respectively.
Based on current agreements, 2012 market share and historical annual industry volume decline rates, and excluding the potential impact of the NPM adjustment discussed further below and in Note 18, the estimated amounts that Altria Group, Inc.'s subsidiaries may charge to cost of sales for these payments approximate $5 billion in 2013 and each year thereafter subject to adjustments noted below.
The estimated amounts due under the State Settlement Agreements and FETRA charged to cost of sales in each year would generally be paid in the following year. The amounts charged to cost of sales for the FDA user fees are generally paid in the quarter in which the fees are incurred. As previously stated, the payments due under the terms of the State Settlement Agreements, FETRA and FDA user fees are subject to adjustment for several factors, including volume, inflation and certain contingent events and, in general, are allocated based on each manufacturer's market share. Future payment amounts are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results.
Effective December 17, 2012, PM USA and the other tobacco product manufacturers that are original signatories to the MSA (the "Original Participating Manufacturers"), as well as certain other participating manufacturers, entered into a term sheet with 17 states, the District of Columbia and Puerto Rico for settlement of the 2003 - 2012 NPM Adjustments with those states and territories (the "signatory states"). The term sheet provides for a release to the signatory states of their portion of more than $4 billion from the MSA disputed payments account. The signatory participating manufacturers will receive reductions in future MSA payments. Based on the current signatory states and an estimate of the 2012 NPM adjustment, PM USA estimates its reductions to be approximately $450 million, all of which PM USA expects, subject to certain conditions, to receive as a credit against its April 2013 MSA payment. This estimate is subject to change depending on various factors related to the calculation of the credit.
The term sheet is subject to the approval of the arbitration panel in the NPM adjustment arbitration that is currently underway, which approval could come in the form of a stipulated award. In addition, states that have not joined the term sheet ("non-signatory states") have raised objections concerning the term sheet with the arbitration panel, and a number of non-signatory states have indicated that they may attempt to take action in state court to prevent the settlement from proceeding or to seek other relief with respect to the settlement. No assurance can be given that the arbitration panel will issue the order necessary for the term sheet to proceed or that the objections or any other such actions by non-signatory states will be resolved in a manner favorable to PM USA. If the term sheet proceeds, PM USA expects to record a corresponding increase in its reported pre-tax earnings. The term sheet also provides that the NPM adjustment provision will be revised and streamlined as to the signatory states for years after 2012. In connection with the settlement, the formula for allocating among the Original Participating Manufacturers the revised NPM adjustments applicable in the future to the signatory states will be modified in a manner favorable to PM USA, although the extent to which it is favorable to PM USA will be dependent upon certain future events, including the future relative market shares of the Original Participating Manufacturers. For further discussion see Note 18.
Litigation Escrow Deposits - With respect to certain adverse verdicts currently on appeal, as of December 31, 2012, PM USA has posted various forms of security totaling approximately $36 million, the majority of which have been collateralized with cash deposits, to obtain stays of judgments pending appeals. These cash deposits are included in other assets on the consolidated balance sheet.
Although litigation is subject to uncertainty and could result in material adverse consequences for the financial position, cash flows or results of operations of PM USA, UST or Altria Group, Inc. in a particular fiscal quarter or fiscal year as more fully disclosed in Note 18, Item 3 and Item 1A, management expects cash flow from operations, together with Altria Group, Inc.'s access to capital markets, to provide sufficient liquidity to meet ongoing business needs.
Equity and Dividends
As discussed in Note 11. Stock Plans to the consolidated financial statements in Item 8, during 2012 Altria Group, Inc. granted 1.8 million shares of restricted and deferred stock to eligible employees.
At December 31, 2012, the number of shares to be issued upon vesting of deferred stock was not significant. In addition, there were no stock options outstanding at December 31, 2012.
Dividends paid in 2012 and 2011 were approximately $3.4 billion and $3.2 billion, respectively, an increase of 5.5%, primarily reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase programs.
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
In January 2011, Altria Group, Inc.'s Board of Directors authorized a $1.0 billion one-year share repurchase program (the "January 2011 share repurchase program"). Altria Group, Inc. completed the January 2011 share repurchase program during the third quarter of 2011. Under the January 2011 share repurchase program, Altria Group, Inc. repurchased a total of 37.6 million shares of its common stock at an average price of $26.62 per share.
In October 2011, Altria Group, Inc.'s Board of Directors authorized a new $1.0 billion share repurchase program, which was expanded to $1.5 billion in October 2012 (the "October 2011 share repurchase program"). During 2011 and 2012, Altria Group, Inc. repurchased 11.7 million shares (aggregate cost of approximately $327 million, and $27.84 average price per share) and 34.9 million shares (aggregate cost of approximately $1.1 billion, and $32.00 average price per share), respectively, under the October 2011 share repurchase program.
During 2011, Altria Group, Inc. repurchased a total of 49.3 million shares (aggregate cost of approximately $1.3 billion, and $26.91 average price per share) under the January 2011 and October 2011 share repurchase programs described above.
As of December 31, 2012, Altria Group, Inc. had repurchased a total of 46.6 million shares of its common stock under the October 2011 share repurchase program at an aggregate cost of approximately $1.4 billion, and an average price of $30.95 per share. At December 31, 2012, Altria Group, Inc. had approximately $57 million remaining in the October 2011 share repurchase program, which Altria Group, Inc. expects to complete by June 30, 2013. The timing of share repurchases under the October 2011 share repurchase program depends upon marketplace conditions and other factors, and the October 2011 share repurchase program remains subject to the discretion of Altria Group, Inc.'s Board of Directors.
New Accounting Standards
In February 2013, the Financial Accounting Standards Board issued authoritative guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The guidance requires an entity to provide additional information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective prospectively for years beginning after December 15, 2012 and for interim periods in those years; however, early adoption is permitted. Altria Group, Inc. will comply with the authoritative guidance upon adoption in the first quarter of 2013.
See Note 2 for a discussion of new accounting standards issued in 2012.

Contingencies
See Note 18 and Item 3 for a discussion of contingencies.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
At December 31, 2012 and 2011, the fair value of Altria Group, Inc.'s total debt was $17.6 billion and $17.7 billion, respectively. The fair value of Altria Group, Inc.'s debt is subject to fluctuations resulting from changes in market interest rates. A 1% increase in market interest rates at December 31, 2012 and 2011 would decrease the fair value of Altria Group, Inc.'s total debt by approximately $1.2 billion and $1.1 billion, respectively. A 1% decrease in market interest rates at December 31, 2012 and 2011 would increase the fair value of Altria Group, Inc.'s total debt by approximately $1.4 billion and $1.2 billion, respectively.
Interest rates on borrowings under Altria Group, Inc.'s senior unsecured 5-year revolving credit agreement (the "Credit Agreement") are expected to be based on LIBOR plus a percentage equal to Altria Group, Inc.'s credit default swap spread subject to certain minimum rates and maximum rates based on the higher of the rating of Altria Group, Inc.'s long-term senior unsecured debt from Standard & Poor's Rating Services and Moody's Investor Service, Inc. The applicable minimum and maximum rates based on Altria Group, Inc.'s long-term senior unsecured debt ratings at December 31, 2012 for borrowings under the Credit Agreement are 0.75% and 1.75%, respectively. At December 31, 2012, Altria Group, Inc. had no borrowings under the Credit Agreement.

Item 8. Financial Statements and Supplementary Data.
Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions of dollars)
________________________

at December 31,	2012	2011
Assets
Consumer products
Cash and cash equivalents	$2,900	$3,270
Receivables	193	268
Inventories:
Leaf tobacco	876	934
Other raw materials	173	170
Work in process	349	316
Finished product	348	359
	1,746	1,779
Deferred income taxes	1,216	1,207
Other current assets	260	396
Total current assets	6,315	6,920

Property, plant and equipment, at cost:
Land and land improvements	292	290
Buildings and building equipment	1,276	1,271
Machinery and equipment	3,068	3,097
Construction in progress	114	70
	4,750	4,728
Less accumulated depreciation	2,648	2,512
	2,102	2,216

Goodwill	5,174	5,174
Other intangible assets, net	12,078	12,098
Investment in SABMiller	6,637	5,509
Other assets	425	1,257
Total consumer products assets	32,731	33,174
Financial services
Finance assets, net	2,581	3,559
Other assets	17	18
Total financial services assets	2,598	3,577
Total Assets	$35,329	$36,751

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
____________________________________________

at December 31,	2012	2011
Liabilities
Consumer products
Current portion of long-term debt	$1,459	$600
Accounts payable	451	503
Accrued liabilities:
Marketing	568	430
Employment costs	184	225
Settlement charges	3,616	3,513
Other	1,085	1,320
Dividends payable	888	841
Total current liabilities	8,251	7,432

Long-term debt	12,419	13,089
Deferred income taxes	4,953	4,751
Accrued pension costs	1,735	1,662
Accrued postretirement health care costs	2,504	2,359
Other liabilities	556	602
Total consumer products liabilities	30,418	29,895

Financial services
Deferred income taxes	1,699	2,811
Other liabilities	8	330
Total financial services liabilities	1,707	3,141
Total liabilities	32,125	33,036
Contingencies (Note 18)
Redeemable noncontrolling interest	34	32
Stockholders' Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,688	5,674
Earnings reinvested in the business	24,316	23,583
Accumulated other comprehensive losses	(2,040)	(1,887)
Cost of repurchased stock (796,221,021 shares in 2012 and 761,542,032 shares in 2011)	(25,731)	(24,625)
Total stockholders' equity attributable to Altria Group, Inc.	3,168	3,680
Noncontrolling interests	2	3
Total stockholders' equity	3,170	3,683
Total Liabilities and Stockholders' Equity	$35,329	$36,751

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Earnings
(in millions of dollars, except per share data)
____________________________________

for the years ended December 31,	2012	2011	2010
Net revenues	$24,618	$23,800	$24,363
Cost of sales	7,937	7,680	7,704
Excise taxes on products	7,118	7,181	7,471
Gross profit	9,563	8,939	9,188
Marketing, administration and research costs	2,281	2,643	2,735
Changes to Mondelēz and PMI tax-related receivables	(52)	(14)	169
Asset impairment and exit costs	61	222	36
Amortization of intangibles	20	20	20
Operating income	7,253	6,068	6,228
Interest and other debt expense, net	1,126	1,216	1,133
Loss on early extinguishment of debt	874	—	—
Earnings from equity investment in SABMiller	(1,224)	(730)	(628)
Earnings before income taxes	6,477	5,582	5,723
Provision for income taxes	2,294	2,189	1,816
Net earnings	4,183	3,393	3,907
Net earnings attributable to noncontrolling interests	(3)	(3)	(2)
Net earnings attributable to Altria Group, Inc.	$4,180	$3,390	$3,905
Per share data:
Basic earnings per share attributable to Altria Group, Inc.	$2.06	$1.64	$1.87
Diluted earnings per share attributable to Altria Group, Inc.	$2.06	$1.64	$1.87

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
_______________________

for the years ended December 31,	2012	2011	2010
Net earnings	$4,183	$3,393	$3,907
Other comprehensive (losses) earnings, net of deferred income taxes:
Currency translation adjustments	—	(2)	1
Benefit plans:
Actuarial losses and prior service cost/credit before reclassifications to net earnings	(500)	(385)	(64)
Amounts reclassified to net earnings	148	134	99
	(352)	(251)	35
SABMiller:
Ownership share of SABMiller's other comprehensive earnings (losses) before reclassifications to net earnings	197	(162)	32
Amounts reclassified to net earnings	2	12	9
	199	(150)	41
Other comprehensive (losses) earnings, net of deferred income taxes	(153)	(403)	77

Comprehensive earnings	4,030	2,990	3,984
Comprehensive earnings attributable to noncontrolling interests	(3)	(3)	(2)
Comprehensive earnings attributable to Altria Group, Inc.	$4,027	$2,987	$3,982

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions of dollars)
__________________

	for the years ended December 31,	2012	2011	2010
	Cash Provided by (Used in) Operating Activities
Net earnings (loss)	— Consumer products	$4,006	$3,905	$3,819
	— Financial services	177	(512)	88
	Net earnings	4,183	3,393	3,907
	Adjustments to reconcile net earnings to operating cash flows:
	Consumer products
	Depreciation and amortization	225	253	276
	Deferred income tax provision	406	382	408
	Earnings from equity investment in SABMiller	(1,224)	(730)	(628)
	Dividends from SABMiller	402	357	303
	Asset impairment and exit costs, net of cash paid	(73)	179	(188)
	IRS payment related to LILO and SILO transactions	(456)	—	(945)
	Loss on early extinguishment of debt	874	—	—
	Cash effects of changes:
	Receivables, net	202	(19)	15
	Inventories	33	24	7
	Accounts payable	5	(60)	48
	Income taxes	(449)	(151)	(53)
	Accrued liabilities and other current assets	(14)	21	(221)
	Accrued settlement charges	103	(22)	(100)
	Pension plan contributions	(557)	(240)	(30)
	Pension provisions and postretirement, net	192	243	185
	Other	126	47	96
	Financial services
	Deferred income tax benefit	(1,335)	(825)	(284)
	PMCC leveraged lease charges	7	490	—
	Net (decrease) increase to allowance for losses	(10)	25	—
	Other liabilities - income taxes	1,332	298	(5)
	Other	(69)	(52)	(24)
	Net cash provided by operating activities	3,903	3,613	2,767

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
__________________

for the years ended December 31,	2012	2011	2010
Cash Provided by (Used in) Investing Activities
Consumer products
Capital expenditures	$(124)	$(105)	$(168)
Other	(5)	2	115
Financial services
Proceeds from finance assets	1,049	490	312
Net cash provided by investing activities	920	387	259
Cash Provided by (Used in) Financing Activities
Consumer products
Long-term debt issued	2,787	1,494	1,007
Long-term debt repaid	(2,600)	—	(775)
Repurchases of common stock	(1,082)	(1,327)	—
Dividends paid on common stock	(3,400)	(3,222)	(2,958)
Issuances of common stock	—	29	104
Financing fees and debt issuance costs	(22)	(24)	(6)
Tender premiums and fees related to early extinguishment of debt	(864)	—	—
Other	(12)	6	45
Net cash used in financing activities	(5,193)	(3,044)	(2,583)
Cash and cash equivalents:
(Decrease) Increase	(370)	956	443
Balance at beginning of year	3,270	2,314	1,871
Balance at end of year	$2,900	$3,270	$2,314
Cash paid: Interest	$1,219	$1,154	$1,084
Income taxes	$3,338	$2,865	$1,884

 See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in millions of dollars, except per share data)
____________________________________

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2009	$935	$5,997	$22,599	$(1,561)	$(23,901)	$3	$4,072
Net earnings (a)	—	—	3,905	—	—	1	3,906
Other comprehensive earnings, net
of deferred income taxes	—	—	—	77	—	—	77
Exercise of stock options and other
stock award activity	—	(246)	—	—	432	—	186
Cash dividends declared ($1.46 per share)	—	—	(3,045)	—	—	—	(3,045)
Other	—	—	—	—	—	(1)	(1)
Balances, December 31, 2010	935	5,751	23,459	(1,484)	(23,469)	3	5,195
Net earnings (a)	—	—	3,390	—	—	1	3,391
Other comprehensive losses, net
of deferred income tax benefit	—	—	—	(403)	—	—	(403)
Exercise of stock options and other
stock award activity	—	(77)	—	—	171	—	94
Cash dividends declared ($1.58 per share)	—	—	(3,266)	—	—	—	(3,266)
Repurchases of common stock	—	—	—	—	(1,327)	—	(1,327)
Other	—	—	—	—	—	(1)	(1)
Balances, December 31, 2011	935	5,674	23,583	(1,887)	(24,625)	3	3,683
Net earnings (a)	—	—	4,180	—	—	—	4,180
Other comprehensive losses, net
of deferred income tax benefit	—	—	—	(153)	—	—	(153)
Exercise of stock options and other
stock award activity	—	14	—	—	10	—	24
Cash dividends declared ($1.70 per share)	—	—	(3,447)	—	—	—	(3,447)
Repurchases of common stock	—	—	—	—	(1,116)	—	(1,116)
Other	—	—	—	—	—	(1)	(1)
Balances, December 31, 2012	$935	$5,688	$24,316	$(2,040)	$(25,731)	$2	$3,170

(a) Net earnings attributable to noncontrolling interests for the years ended December 31, 2012, 2011 and 2010 exclude $3 million, $2 million and $1 million, respectively, due to the redeemable noncontrolling interest related to Stag's Leap Wine Cellars, which is reported in the mezzanine equity section in the consolidated balance sheets at December 31, 2012, 2011 and 2010, respectively. See Note 18.

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 1.     Background and Basis of Presentation
▪Background: At December 31, 2012, Altria Group, Inc.'s direct and indirect wholly-owned subsidiaries included Philip Morris USA Inc. ("PM USA"), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; John Middleton Co. ("Middleton"), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC ("UST"), which through its direct and indirect wholly-owned subsidiaries including U.S. Smokeless Tobacco Company LLC ("USSTC") and Ste. Michelle Wine Estates Ltd. ("Ste. Michelle"), is engaged in the manufacture and sale of smokeless products and wine. Philip Morris Capital Corporation ("PMCC"), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held approximately 26.9% of the economic and voting interest of SABMiller plc ("SABMiller") at December 31, 2012, which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc.'s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends. At December 31, 2012, Altria Group, Inc.'s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

▪
Dividends and Share Repurchases: During the third quarter of 2012, Altria Group, Inc.'s Board of Directors approved a 7.3% increase in the quarterly dividend rate to $0.44 per common share versus the previous rate of $0.41 per common share. The current annualized dividend rate is $1.76 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of Altria Group, Inc.'s Board of Directors.

In January 2011, Altria Group, Inc.'s Board of Directors authorized a $1.0 billion one-year share repurchase program (the "January 2011 share repurchase program"). Altria Group, Inc. completed the January 2011 share repurchase program during the third quarter of 2011. Under the January 2011 share repurchase program, Altria Group, Inc. repurchased a total of 37.6 million shares of its common stock at an average price of $26.62 per share.
In October 2011, Altria Group, Inc.'s Board of Directors authorized a new $1.0 billion share repurchase program, which was expanded to $1.5 billion in October 2012 (the "October 2011 share repurchase program"). During 2011 and 2012, Altria Group, Inc. repurchased 11.7 million shares (aggregate cost of approximately $327 million, and $27.84 average price per share) and 34.9 million shares (aggregate cost of approximately $1.1 billion, and $32.00 average price per share), respectively, under the October 2011 share repurchase program.
During 2011, Altria Group, Inc. repurchased a total of 49.3 million shares (aggregate cost of approximately $1.3 billion, and $26.91 average price per share) under the January 2011 and October 2011 share repurchase programs described above.
As of December 31, 2012, Altria Group, Inc. had repurchased a total of 46.6 million shares of its common stock under the October 2011 share repurchase program at an aggregate cost of approximately $1.4 billion, and an average price of $30.95 per share. At December 31, 2012, Altria Group, Inc. had approximately $57 million remaining in the October 2011 share repurchase program, which Altria Group, Inc. expects to complete by June 30, 2013. The timing of share repurchases under the October 2011 share repurchase program depends upon marketplace conditions and other factors, and the October 2011 share repurchase program remains subject to the discretion of Altria Group, Inc.'s Board of Directors.
▪Basis of Presentation: The consolidated financial statements include Altria Group, Inc., as well as its wholly-owned and majority-owned subsidiaries. Investments in which Altria Group, Inc. exercises significant influence are accounted for under the equity method of accounting. All intercompany transactions and balances have been eliminated.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. Significant estimates and assumptions include, among other things, pension and benefit plan assumptions, lives and valuation assumptions for goodwill and other intangible assets, marketing programs, income taxes, and the allowance for losses and estimated residual values of finance leases. Actual results could differ from those estimates.
Balance sheet accounts are segregated by two broad types of businesses. Consumer products assets and liabilities are classified as either current or non-current, whereas financial services assets and liabilities are unclassified, in accordance with respective industry practices.
Altria Group, Inc.'s chief operating decision maker has been evaluating the operating results of the former cigarettes and cigars segments as a single smokeable products segment since January 1, 2012. The combination of these two formerly separate segments is related to the restructuring associated with the cost reduction program announced in October 2011 (the "2011 Cost Reduction Program"). Also, in connection with the 2011 Cost Reduction Program, effective January 1, 2012, Middleton became a wholly-owned subsidiary of PM USA, reflecting management's goal to achieve efficiencies in the management of these businesses. Effective with the first quarter of 2012 and at December 31, 2012, Altria Group, Inc.'s

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

reportable segments were smokeable products, smokeless products, wine and financial services. For further discussion on the 2011 Cost Reduction Program, see Note 4. Asset Impairment, Exit, Implementation and Integration Costs.
Certain prior year amounts have been reclassified to conform with the current year's presentation due primarily to Altria Group, Inc.'s revised reportable segments and Middleton becoming a wholly-owned subsidiary of PM USA.
Effective January 1, 2012, Altria Group, Inc. adopted new authoritative guidance that eliminated the option of presenting components of other comprehensive earnings as part of the statement of stockholders' equity. With the adoption of this guidance, Altria Group, Inc. is reporting other comprehensive earnings in separate statements immediately following the statements of earnings.
Note 2. Summary of Significant Accounting Policies
▪Cash and Cash Equivalents: Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.
▪Depreciation, Amortization, Impairment Testing and Asset Valuation: Property, plant and equipment are stated at historical costs and depreciated by the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated over periods up to 25 years, and buildings and building improvements over periods up to 50 years. Definite-lived intangible assets are amortized over their estimated useful lives up to 25 years.
Altria Group, Inc. reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable. Altria Group, Inc. performs undiscounted operating cash flow analyses to determine if an impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, Altria Group, Inc. groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.
Altria Group, Inc. conducts a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require Altria Group, Inc. to perform an interim review. Goodwill impairment testing requires a comparison between the carrying value and fair value of each reporting unit. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and implied fair value of goodwill, which is determined using discounted cash flows. Impairment testing for indefinite-lived intangible assets requires a comparison between the fair value and carrying value of the intangible asset. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value. During 2012, 2011 and 2010, Altria Group, Inc. completed its annual review of goodwill and indefinite-lived intangible assets, and no impairment charges resulted from these reviews.
▪Environmental Costs: Altria Group, Inc. is subject to laws and regulations relating to the protection of the environment. Altria Group, Inc. provides for expenses associated with environmental remediation obligations on an undiscounted basis when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change.
Compliance with environmental laws and regulations, including the payment of any remediation and compliance costs or damages and the making of related expenditures, has not had, and is not expected to have, a material adverse effect on Altria Group, Inc.'s consolidated financial position, results of operations or cash flows (see Note 18. Contingencies — Environmental Regulation).
▪Fair Value Measurements: Altria Group, Inc. measures certain assets and liabilities at fair value. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Altria Group, Inc. uses a fair value hierarchy, which gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of inputs used to measure fair value are:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The fair value of substantially all of Altria Group, Inc.'s pension assets is based on observable inputs, including readily available quoted market prices, which meet the definition of a Level 1 or Level 2 input. For the fair value disclosure of the pension plan assets, see Note 16. Benefit Plans.
▪Finance Leases: Income attributable to leveraged leases is initially recorded as unearned income and subsequently recognized as revenue over the terms of the respective leases at constant after-tax rates of return on the positive net investment

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

balances. Investments in leveraged leases are stated net of related nonrecourse debt obligations.
Income attributable to direct finance leases is initially recorded as unearned income and subsequently recognized as revenue over the terms of the respective leases at constant pre-tax rates of return on the net investment balances.
Finance leases include unguaranteed residual values that represent PMCC's estimates at lease inception as to the fair values of assets under lease at the end of the non-cancelable lease terms. The estimated residual values are reviewed annually by PMCC's management. This review includes analysis of a number of factors, including activity in the relevant industry. If necessary, revisions are recorded to reduce the residual values. Such reviews resulted in a decrease of $8 million in 2012 and $11 million in 2010 to PMCC's net revenues and results of operations. There were no adjustments in 2011.
PMCC considers rents receivable past due when they are beyond the grace period of their contractual due date. PMCC stops recording income ("non-accrual status") on rents receivable when contractual payments become 90 days past due or earlier if management believes there is significant uncertainty of collectability of rent payments, and resumes recording income when collectability of rent payments is reasonably certain. Payments received on rents receivable that are on non-accrual status are used to reduce the rents receivable balance. Write-offs to the allowance for losses are recorded when amounts are deemed to be uncollectible.
▪Guarantees: Altria Group, Inc. recognizes a liability for the fair value of the obligation of qualifying guarantee activities. See Note 18. Contingencies for a further discussion of guarantees.
▪Income Taxes: Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant judgment is required in determining income tax provisions and in evaluating tax positions.
Altria Group, Inc. recognizes a benefit for uncertain tax positions when a tax position taken or expected to be taken in a tax return is more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
Altria Group, Inc. recognizes accrued interest and penalties associated with uncertain tax positions as part of the provision for income taxes on its consolidated statements of earnings.
▪Inventories: Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to cost substantially all tobacco inventories. The cost of the remaining inventories is determined using the first-in, first-out and average cost methods. It is a generally recognized industry practice to classify leaf tobacco and wine inventories as current assets although part of such inventory, because of the duration of the curing and aging process, ordinarily would not be utilized within one year.

▪Litigation Contingencies and Costs: Altria Group, Inc. and its subsidiaries record provisions in the consolidated financial statements for pending litigation when it is determined that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Litigation defense costs are expensed as incurred and included in marketing, administration and research costs on the consolidated statements of earnings.
▪Marketing Costs: The consumer products businesses promote their products with consumer engagement programs, consumer incentives and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives, event marketing and volume-based incentives. Consumer engagement programs are expensed as incurred. Consumer incentive and trade promotion activities are recorded as a reduction of revenues based on amounts estimated as being due to customers and consumers at the end of a period, based principally on historical utilization and redemption rates. For interim reporting purposes, consumer engagement programs and certain consumer incentive expenses are charged to operations as a percentage of sales, based on estimated sales and related expenses for the full year.
▪Revenue Recognition: The consumer products businesses recognize revenues, net of sales incentives and sales returns, and including shipping and handling charges billed to customers, upon shipment or delivery of goods when title and risk of loss pass to customers. Payments received in advance of revenue recognition are deferred and recorded in other accrued liabilities until revenue is recognized. Altria Group, Inc.'s consumer products businesses also include excise taxes billed to customers in net revenues. Shipping and handling costs are classified as part of cost of sales.
▪Stock-Based Compensation: Altria Group, Inc. measures compensation cost for all stock-based awards at fair value on date of grant and recognizes compensation expense over the service periods for awards expected to vest. The fair value of restricted stock and deferred stock is determined based on the number of shares granted and the market value at date of grant.
▪New Accounting Standards: In July 2012, the Financial Accounting Standards Board ("FASB") issued authoritative guidance with an option that simplifies how entities test indefinite-lived intangible assets for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. The new guidance is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption is permitted. Altria Group, Inc. performed the quantitative impairment test under existing guidance for its 2012 annual indefinite-lived intangible asset impairment test and will evaluate the impact of performing a qualitative assessment under the new guidance in 2013.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 3. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Smokeable products	$77	$77	$2,971	$2,988
Smokeless products	5,023	5,023	8,839	8,841
Wine	74	74	268	269
Total	$5,174	$5,174	$12,078	$12,098
Goodwill relates to Altria Group, Inc.'s 2009 acquisition of UST and 2007 acquisition of Middleton.
Other intangible assets consisted of the following:

	December 31, 2012		December 31, 2011
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$11,701	$—	$11,701	$—
Definite-lived intangible assets	464	87	464	67
Total other intangible assets	$12,165	$87	$12,165	$67
Indefinite-lived intangible assets consist substantially of trademarks from Altria Group, Inc.'s 2009 acquisition of UST ($9.1 billion) and 2007 acquisition of Middleton ($2.6 billion). Definite-lived intangible assets, which consist primarily of customer relationships and certain cigarette trademarks, are amortized over periods up to 25 years. Pre-tax amortization expense for definite-lived intangible assets during each of the years ended December 31, 2012, 2011 and 2010, was $20 million. Annual amortization expense for each of the next five years is estimated to be approximately $20 million, assuming no additional transactions occur that require the amortization of intangible assets.
There were no changes in goodwill and the gross carrying amount of other intangible assets for the years ended December 31, 2012 and 2011.

Note 4. Asset Impairment, Exit, Implementation and Integration Costs
Pre-tax asset impairment, exit, implementation and integration costs for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	For the Year Ended December 31, 2012
(in millions)	Asset Impairment and Exit Costs	Implementation (Gain) Costs	Total
Smokeable products	$38	$(10)	$28
Smokeless products	22	6	28
General corporate	1	(1)	—
Total	$61	$(5)	$56

	For the Year Ended December 31, 2011
(in millions)	Asset Impairment and Exit Costs	Implementation Costs	Integration Costs	Total
Smokeable products	$182	$1	$—	$183
Smokeless products	32	—	3	35
General corporate	8	—	—	8
Total	$222	$1	$3	$226

	For the Year Ended December 31, 2010
(in millions)	Asset Impairment and Exit Costs	Implementation Costs	Integration Costs	Total
Smokeable products	$24	$75	$2	$101
Smokeless products	6	—	16	22
Wine	—	—	2	2
General corporate	6	—	—	6
Total	$36	$75	$20	$131

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The change in the severance liability and details of asset impairment and exit costs for Altria Group, Inc. for the years ended December 31, 2012 and 2011 was as follows:

(in millions)	Severance	Other	Total
Severance liability balance, December 31, 2010	$26	$—	$26
Charges, net	154	68	222
Cash spent	(24)	(20)	(44)
Other	—	(48)	(48)
Severance liability balance, December 31, 2011	156	—	156
Charges, net	(7)	68	61
Cash spent	(112)	(22)	(134)
Other	—	(46)	(46)
Severance liability balance, December 31, 2012	$37	$—	$37
Other charges in the table above primarily include other employee termination benefits, including pension and postretirement, and asset impairments. Charges, net in the table above include the reversal in 2012 of severance costs ($8 million) associated with the 2011 Cost Reduction Program and the reversal in 2011 of lease exit costs ($4 million) associated with the UST integration.
The pre-tax asset impairment, exit, implementation and integration costs for 2012 and 2011 shown above are primarily related to the 2011 Cost Reduction Program discussed below.
▪2011 Cost Reduction Program: In October 2011, Altria Group, Inc. announced the 2011 Cost Reduction Program for its tobacco and service company subsidiaries, reflecting Altria Group, Inc.'s objective to reduce cigarette-related infrastructure ahead of PM USA’s cigarettes volume declines. For this program, Altria Group, Inc. incurred total net pre-tax charges of $271 million as of December 31, 2012. The net pre-tax charges included employee separation costs of $209 million and other net charges of $62 million. These other net charges included lease termination and asset impairments, partially offset by a curtailment gain related to amendments made to an Altria Group, Inc. postretirement benefit plan. Substantially all of these charges will result in cash expenditures. Total pre-tax charges, net, incurred related to this program have been substantially completed.
For the year ended December 31, 2012, total pre-tax asset impairment and exit costs of $52 million were recorded for this program in the smokeable products segment ($29 million), smokeless products segment ($22 million), and general corporate ($1 million). In addition, pre-tax implementation (gain) costs of $(5) million shown in the table above were recorded on Altria Group, Inc.'s consolidated statement of earnings for the year ended December 31, 2012, as follows: a net gain of $14 million, which included a $26 million curtailment gain related to amendments made to an Altria Group, Inc. postretirement benefit plan, was included in marketing, administration and research costs; and other costs of $9 million were included in cost of sales.

For the year ended December 31, 2011, total pre-tax asset impairment and exit costs of $223 million were recorded for this program in the smokeable products segment ($179 million), smokeless products segment ($36 million), and general corporate ($8 million). In addition, pre-tax implementation costs of $1 million, which were recorded in marketing, administration and research costs on Altria Group, Inc.'s consolidated statement of earnings, were recorded in the smokeable products segment.
Cash payments related to this program of $135 million and $9 million were made during the years ended December 31, 2012 and 2011, respectively, for total cash payments of $144 million since inception.
In connection with the 2011 Cost Reduction Program, Altria Group, Inc. reorganized two of its tobacco operating companies and revised its reportable segments (see Note 1. Background and Basis of Presentation and Note 15. Segment Reporting).
▪Other Programs: The pre-tax asset impairment, exit, implementation and integration costs incurred during 2010 shown in the table above related primarily to the previously completed manufacturing optimization program associated with PM USA's closure of its Cabarrus, North Carolina manufacturing facility in 2009, and Altria Group, Inc.'s integration and restructuring program in 2008 associated with the integration of UST.
Pre-tax implementation costs of $75 million were associated with the manufacturing optimization program and were primarily related to accelerated depreciation and were included in cost of sales on the consolidated statement of earnings for the year ended December 31, 2010. Pre-tax integration costs of $20 million related primarily to the integration and restructuring program were included in marketing, administration and research costs on the consolidated statement of earnings for the year ended December 31, 2010.
Note 5. Inventories
The cost of approximately 68% and 70% of inventories at December 31, 2012 and 2011, respectively, was determined using the LIFO method. The stated LIFO amounts of inventories were approximately $0.6 billion lower than the current cost of inventories at December 31, 2012 and 2011.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 6. Investment in SABMiller
At December 31, 2012, Altria Group, Inc. held approximately 26.9% of the economic and voting interest of SABMiller. Altria Group, Inc. accounts for its investment in SABMiller under the equity method of accounting.
Pre-tax earnings from Altria Group, Inc.'s equity investment in SABMiller consisted of the following:

	For the Years Ended December 31,
(in millions)	2012	2011	2010
Equity earnings	$1,181	$703	$578
Gains resulting from issuances
of common stock
by SABMiller	43	27	50
	$1,224	$730	$628
Altria Group, Inc.'s equity earnings for the year ended December 31, 2012 included its share of pre-tax non-cash gains of $342 million resulting from SABMiller's strategic alliance transactions with Anadolu Efes and Castel.
Summary financial data of SABMiller is as follows:

	At December 31,
(in millions)	2012	2011
Current assets	$5,742	$5,967
Long-term assets	$51,733	$46,438
Current liabilities	$8,944	$7,591
Long-term liabilities	$22,000	$22,521
Non-controlling interests	$1,105	$1,013

	For the Years Ended December 31,
(in millions)	2012	2011	2010
Net revenues	$23,449	$20,780	$18,981
Operating profit	$5,243	$3,603	$2,821
Net earnings	$4,362	$2,596	$2,133
The fair value of Altria Group, Inc.'s equity investment in SABMiller is based on unadjusted quoted prices in active markets and is classified in level 1 of the fair value hierarchy. The fair value of Altria Group, Inc.'s equity investment in SABMiller at December 31, 2012 and 2011, was $19.8 billion and $15.2 billion, respectively, as compared with its carrying value of $6.6 billion and $5.5 billion, respectively.

Note 7. Finance Assets, net
In 2003, PMCC ceased making new investments and began focusing exclusively on managing its existing portfolio of finance assets in order to maximize gains and generate cash flow from asset sales and related activities. Accordingly, PMCC's operating companies income will fluctuate over time as investments mature or are sold. During 2012, 2011 and 2010, proceeds from asset management activities and recoveries on the sale of bankruptcy claims on, as well as the sale of aircraft under, its leases to American Airlines, Inc. ("American"), which filed for bankruptcy on November 29, 2011, totaled $1,049 million, $490 million and $312 million, respectively. Gains, net included in operating companies income during 2012, 2011 and 2010 totaled $131 million, $107 million and $72 million, respectively.
     At December 31, 2012, finance assets, net, of $2,581 million were comprised of investments in finance leases of $2,680 million, reduced by the allowance for losses of $99 million. At December 31, 2011, finance assets, net, of $3,559 million were comprised of investments in finance leases of $3,786 million, reduced by the allowance for losses of $227 million.
During the second quarter of 2012, Altria Group, Inc. entered into a closing agreement (the "Closing Agreement") with the Internal Revenue Service ("IRS") that conclusively resolved the federal income tax treatment for all prior and future tax years of certain leveraged lease transactions entered into by PMCC. As a result of the Closing Agreement, Altria Group, Inc. recorded a one-time net earnings benefit of $68 million during the second quarter of 2012 due primarily to lower than estimated interest on tax underpayments. During the second quarter of 2011, Altria Group, Inc. recorded a charge of $627 million related to the federal income tax treatment of these transactions (the "2011 PMCC Leveraged Lease Charge"). Approximately 50% of the charge ($315 million) represented a reduction in cumulative lease earnings recorded as of the date of the charge that will be recaptured over the remainder of the terms of the affected leases. The remaining portion of the charge ($312 million) primarily represented a permanent charge for interest on tax underpayments.

For the years ended December 31, 2012 and 2011, the benefit/charge associated with PMCC's leveraged lease transactions was recorded in Altria Group, Inc.'s consolidated statements of earnings as follows:

(in millions)	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
	Net Revenues	Benefit for Income Taxes	Total	Net Revenues	(Benefit) Provision for Income Taxes	Total
Reduction to cumulative lease earnings	$7	$(2)	$5	$490	$(175)	$315
Interest on tax underpayments	—	(73)	(73)	—	312	312
Total	$7	$(75)	$(68)	$490	$137	$627
See Note 14. Income Taxes and Note 18. Contingencies for a further discussion of the Closing Agreement and the PMCC

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

leveraged lease benefit/charge.
A summary of the net investments in finance leases at December 31, 2012 and 2011 before allowance for losses was as follows:

	Leveraged Leases		Direct Finance Leases		Total
(in millions)	2012	2011	2012	2011	2012	2011
Rents receivable, net	$2,378	$3,926	$116	$162	$2,494	$4,088
Unguaranteed residual values	1,068	1,306	87	86	1,155	1,392
Unearned income	(968)	(1,692)	(1)	(2)	(969)	(1,694)
Investments in finance leases	2,478	3,540	202	246	2,680	3,786
Deferred income taxes	(1,654)	(2,793)	(89)	(107)	(1,743)	(2,900)
Net investments in finance leases	$824	$747	$113	$139	$937	$886
For leveraged leases, rents receivable, net, represent unpaid rents, net of principal and interest payments on third-party nonrecourse debt. PMCC's rights to rents receivable are subordinate to the third-party nonrecourse debtholders and the leased equipment is pledged as collateral to the debtholders. The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt of $3.9 billion and $6.8 billion at December 31, 2012 and 2011, respectively, has been offset against the related rents receivable. There were no leases with contingent rentals in 2012 and 2011.
At December 31, 2012, PMCC's investments in finance leases were principally comprised of the following investment categories: aircraft (33%), rail and surface transport (24%), electric power (24%), real estate (13%) and manufacturing (6%). There were no investments located outside the United States at December 31, 2012. Investments located outside the United States, which were all U.S. dollar-denominated, represented 13% of PMCC's investments in finance leases at December 31, 2011.
Rents receivable in excess of debt service requirements on third-party nonrecourse debt related to leveraged leases and rents receivable from direct finance leases at December 31, 2012 were as follows:

(in millions)	Leveraged Leases	Direct Finance Leases	Total
2013	$92	$45	$137
2014	136	45	181
2015	275	—	275
2016	99	—	99
2017	151	—	151
Thereafter	1,625	26	1,651
Total	$2,378	$116	$2,494
Included in net revenues for the years ended December 31, 2012, 2011 and 2010, were leveraged lease revenues of $149 million, $(314) million, which includes a reduction to cumulative lease earnings of $490 million as a result of the 2011 PMCC Leveraged Lease Charge, and $160 million, respectively, and direct finance lease revenues of $1 million for each of the years ended December 31, 2012, 2011 and 2010. Income tax expense (benefit), excluding interest on tax underpayments, on leveraged lease revenues for the years ended December 31, 2012, 2011 and 2010, was $54 million, $(112) million and $58 million, respectively.
Income from investment tax credits on leveraged leases, and initial direct and executory costs on direct finance leases, were not significant during 2012, 2011 and 2010.
PMCC maintains an allowance for losses, which provides for estimated losses on its investments in finance leases. PMCC's portfolio consists of leveraged and direct finance leases to a diverse base of lessees participating in a wide variety of industries. Losses on such leases are recorded when probable and estimable. PMCC regularly performs a systematic assessment of each individual lease in its portfolio to determine potential credit or collection issues that might indicate impairment. Impairment takes into consideration both the probability of default and the likelihood of recovery if default were to occur. PMCC considers both quantitative and qualitative factors of each investment when performing its assessment of the allowance for losses.
Quantitative factors that indicate potential default are tied most directly to public debt ratings. PMCC monitors all publicly available information on its obligors, including financial statements and credit rating agency reports. Qualitative factors that indicate the likelihood of recovery if default were to occur include, but are not limited to, underlying collateral value, other forms of credit support, and legal/structural considerations impacting each lease. Using all available information, PMCC calculates potential losses for each lease in its portfolio based on its default and recovery assumption for each lease. The aggregate of these potential losses forms a range of potential losses which is used as a guideline to determine the adequacy of PMCC's allowance for losses.
PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. PMCC believes that, as of December 31, 2012, the allowance for losses of $99 million is adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may have to increase its allowance for losses if such conditions worsen.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The activity in the allowance for losses on finance assets for the years ended December 31, 2012, 2011 and 2010 was as follows:

(in millions)	2012	2011	2010
Balance at beginning of year	$227	$202	$266
(Decrease) increase to allowance	(10)	25	—
Amounts written-off	(118)	—	(64)
Balance at end of year	$99	$227	$202
PMCC had 28 aircraft on lease to American on November 29, 2011 when American filed for bankruptcy. As of the date of the bankruptcy filing, PMCC stopped recording income on its $140 million investment in finance leases from American. After assessing its allowance for losses, including the impact of the American bankruptcy filing, PMCC increased its allowance for losses by $60 million during the fourth quarter of 2011. During 2012, various developments in the bankruptcy of American, including the rejection and foreclosure of certain leases, the purchase by American of certain aircraft and the restructuring of leases at reduced rent levels, resulted in a $118 million aggregate write-off of the related investment in finance lease balance against PMCC's allowance for losses. In addition, as a result of these developments, deferred taxes of $22 million were accelerated and PMCC recorded $34 million of pre-tax income primarily related to recoveries from the sale of bankruptcy claims on, as well as the sale of aircraft under, its leases to American. At December 31, 2012, PMCC's remaining investment in finance leases from American was $6 million.
During 2012, PMCC determined that its allowance for losses exceeded the amount required based on management's assessment of the credit quality and size of PMCC's leasing portfolio. As a result, PMCC reduced its allowance for losses by $10 million, which was recorded as income in 2012.
The net increase to PMCC's allowance for losses of $25 million in 2011 was comprised of the $60 million increase to the allowance for losses related to American, as discussed above, partially offset by a $35 million reduction to the allowance for losses recorded during the third quarter of 2011 when PMCC determined that its allowance for losses exceeded the amount required based on management's assessment of the credit quality of the leasing portfolio at that time, including reductions in exposure to below investment grade lessees.
PMCC leased various types of automotive manufacturing equipment to General Motors Corporation ("GM"), which filed for bankruptcy on June 1, 2009. In 2010, as part of the GM bankruptcy reorganization, General Motors LLC ("New GM"), which is the successor of GM's North American automobile business, was involved in various actions with PMCC relating to the bankruptcy of GM, including a rebate of a portion of its future rents, which resulted in a $64 million write-off of the related investment in finance lease balance against PMCC's allowance for losses, as well as the acceleration of deferred taxes of $34 million in 2010. At December 31, 2012 and 2011, PMCC's investment in finance leases from New GM was $93 million and $101 million, respectively.

All PMCC lessees, including American under its restructured leases and GM, were current on their lease payment obligations as of December 31, 2012.
The credit quality of PMCC's investments in finance leases as assigned by Standard & Poor's Rating Services ("Standard & Poor's") and Moody’s Investor Service, Inc. ("Moody's") at December 31, 2012 and 2011 was as follows:

(in millions)	2012	2011
Credit Rating by Standard & Poor’s/Moody’s:
“AAA/Aaa” to “A-/A3”	$961	$1,570
“BBB+/Baa1” to “BBB-/Baa3”	938	1,080
“BB+/Ba1” and Lower	781	1,136
Total	$2,680	$3,786
Note 8. Short-Term Borrowings and Borrowing Arrangements
At December 31, 2012 and December 31, 2011, Altria Group, Inc. had no short-term borrowings. The credit line available to Altria Group, Inc. at December 31, 2012 under the Credit Agreement (as defined below) was $3.0 billion.
At December 31, 2012, Altria Group, Inc. had in place a senior unsecured 5-year revolving credit agreement (the "Credit Agreement"). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires on June 30, 2016. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.'s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate ("LIBOR") plus a percentage equal to Altria Group, Inc.'s credit default swap spread subject to certain minimum rates and maximum rates based on the higher of the rating of Altria Group, Inc.'s long-term senior unsecured debt from Standard & Poor's and Moody's. The applicable minimum and maximum rates based on Altria Group, Inc.'s long-term senior unsecured debt ratings at December 31, 2012 for borrowings under the Credit Agreement are 0.75% and 1.75%, respectively. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral.
The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.'s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated EBITDA of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At December 31, 2012, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.8 to 1.0 and 7.0 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms "consolidated EBITDA," "debt" and "consolidated interest expense," as defined in the Credit Agreement, include certain adjustments.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Any commercial paper issued by Altria Group, Inc. and borrowings under the Credit Agreement are guaranteed by PM USA (see Note 19. Condensed Consolidating Financial Information).
Note 9. Long-Term Debt
At December 31, 2012 and 2011, Altria Group, Inc.'s long-term debt, all of which was consumer products debt, consisted of the following:

(in millions)	2012	2011
Notes, 2.85% to 10.20%, interest payable semi-annually (average coupon interest rate 7.2%), due through 2042	$13,836	$13,647
Debenture, 7.75% due 2027, interest payable semi-annually	42	42
	13,878	13,689
Less current portion of long-term debt	1,459	600
	$12,419	$13,089
Aggregate maturities of long-term debt are as follows:

(in millions)	Altria Group, Inc.	UST	Total Long-Term Debt
2013	$1,459	$—	$1,459
2014	525	—	525
2015	1,000	—	1,000
2018	1,949	300	2,249
2019	1,351	—	1,351
Thereafter	7,342	—	7,342
Altria Group, Inc.'s estimate of the fair value of its debt is based on observable market information derived from a third party pricing source and is classified in level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.'s total long-term debt at December 31, 2012 and 2011, was $17.6 billion and $17.7 billion, respectively, as compared with its carrying value of $13.9 billion and $13.7 billion, respectively.
▪ Altria Group, Inc. Senior Notes: On August 9, 2012, Altria Group, Inc. issued $1.9 billion aggregate principal amount of 2.85% senior unsecured long-term notes due 2022 and $0.9 billion aggregate principal amount of 4.25% senior unsecured long-term notes due 2042. Interest on these notes is payable semi-annually. The net proceeds from the issuances of these senior unsecured notes were added to Altria Group, Inc.'s general funds and were used to repurchase certain of its senior unsecured notes in connection with the tender offer described below and other general corporate purposes.
The notes of Altria Group, Inc. are senior unsecured obligations and rank equally in right of payment with all of Altria Group, Inc.'s existing and future senior unsecured indebtedness. With respect to substantially all of Altria Group, Inc.'s senior unsecured long-term notes, upon the occurrence of both (i) a change of control of Altria Group, Inc. and (ii) the notes ceasing to be rated investment grade by each of Moody's, Standard & Poor's and Fitch Ratings Ltd. within a specified time period, Altria Group, Inc. will be required to make an offer to purchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest to the date of repurchase as and to the extent set forth in the terms of the notes.
With respect to $8,225 million aggregate principal amount of Altria Group, Inc.'s senior unsecured long-term notes issued in 2008 and 2009, the interest rate payable on each series of notes is subject to adjustment from time to time if the rating assigned to the notes of such series by Moody's or Standard & Poor's is downgraded (or subsequently upgraded) as and to the extent set forth in the terms of the notes.
The obligations of Altria Group, Inc. under the notes are guaranteed by PM USA (see Note 19. Condensed Consolidating Financial Information).

▪
Tender Offer for Altria Group, Inc. Senior Notes: During the third quarter of 2012, Altria Group, Inc. completed a tender offer to purchase for cash $2.0 billion aggregate principal amount of certain of its senior unsecured notes. Altria Group, Inc. repurchased $1,151 million aggregate principal amount of its 9.70% notes due 2018, and $849 million aggregate principal amount of its 9.25% notes due 2019. As a result of the tender offer, during the third quarter of 2012, Altria Group, Inc. recorded a pre-tax loss on early extinguishment of debt of $874 million, which included debt tender premiums and fees of $864 million and the write-off of related unamortized debt discounts and debt issuance costs of $10 million.

▪UST Senior Notes: During the third quarter of 2012, senior unsecured notes issued by UST in the aggregate principal amount of $600 million matured and were repaid in full.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 10. Capital Stock
Shares of authorized common stock are 12 billion; issued, repurchased and outstanding shares were as follows:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, December 31, 2009	2,805,961,317	(729,932,673)	2,076,028,644
Exercise of stock options and issuance of other stock-based awards	—	12,711,022	12,711,022
Balances, December 31, 2010	2,805,961,317	(717,221,651)	2,088,739,666
Exercise of stock options and issuance of other stock-based awards	—	5,004,502	5,004,502
Repurchases of common stock	—	(49,324,883)	(49,324,883)
Balances, December 31, 2011	2,805,961,317	(761,542,032)	2,044,419,285
Exercise of stock options and issuance of other stock-based awards	—	181,011	181,011
Repurchases of common stock	—	(34,860,000)	(34,860,000)
Balances, December 31, 2012	2,805,961,317	(796,221,021)	2,009,740,296
At December 31, 2012, 47,221,911 shares of common stock were reserved for stock-based awards under Altria Group, Inc.'s stock plans, and 10 million shares of Serial Preferred Stock, $1.00 par value, were authorized. No shares of Serial Preferred Stock have been issued.
Note 11. Stock Plans
Under the Altria Group, Inc. 2010 Performance Incentive Plan (the "2010 Plan"), Altria Group, Inc. may grant to eligible employees stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Up to 50 million shares of common stock may be issued under the 2010 Plan. In addition, Altria Group, Inc. may grant up to one million shares of common stock to members of the Board of Directors who are not employees of Altria Group, Inc. under the Stock Compensation Plan for Non-Employee Directors (the "Directors Plan"). Shares available to be granted under the 2010 Plan and the Directors Plan at December 31, 2012, were 46,574,327 and 592,681, respectively.
▪Restricted and Deferred Stock: Altria Group, Inc. may grant shares of restricted stock and deferred stock to eligible employees. These shares include nonforfeitable rights to dividends or dividend equivalents during the vesting period, but may not be sold, assigned, pledged or otherwise encumbered. Such shares are subject to forfeiture if certain employment conditions are not met. Restricted and deferred stock generally vests on the third anniversary of the grant date.
The fair value of the shares of restricted stock and deferred stock at the date of grant is amortized to expense ratably over the restriction period, which is generally three years. Altria Group, Inc. recorded pre-tax compensation expense related to restricted stock and deferred stock granted to employees for the years ended December 31, 2012, 2011 and 2010 of $46 million, $47 million and $44 million, respectively. The deferred tax benefit recorded related to this compensation expense was $18 million, $18 million and $16 million for the years ended December 31, 2012, 2011 and 2010, respectively. The unamortized compensation expense related to Altria Group, Inc. restricted stock and deferred stock was $63 million at December 31, 2012 and is expected to be recognized over a weighted-average period of approximately two years.
Altria Group, Inc.'s restricted stock and deferred stock activity was as follows for the year ended December 31, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2011	8,410,416	$20.17
Granted	1,841,740	28.77
Vested	(2,747,426)	16.97
Forfeited	(922,747)	22.73
Balance at December 31, 2012	6,581,983	23.55
     The weighted-average grant date fair value of Altria Group, Inc. restricted stock and deferred stock granted during the years ended December 31, 2012, 2011 and 2010 was $53 million, $54 million and $53 million, respectively, or $28.77, $24.34 and $19.90 per restricted or deferred share, respectively. The total fair value of Altria Group, Inc. restricted stock and deferred stock vested during the years ended December 31, 2012, 2011 and 2010 was $81 million, $56 million and $33 million, respectively.
▪Stock Options: Altria Group, Inc. has not granted stock options to employees since 2002.
Altria Group, Inc. stock option activity was as follows for the year ended December 31, 2012:

	Shares Subject to Options	Weighted- Average Exercise Price
Balance at December 31, 2011	4,590	$12.48
Options exercised	(4,590)	12.48
Balance at December 31, 2012	—	—

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The total intrinsic value of options exercised during the year ended December 31, 2012 was insignificant. The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was $37 million and $110 million, respectively.
Note 12. Earnings per Share
Basic and diluted earnings per share ("EPS") were calculated using the following:

	For the Years Ended December 31,
(in millions)	2012	2011	2010
Net earnings attributable to Altria Group, Inc.	$4,180	$3,390	$3,905
Less: Distributed and undistributed earnings attributable to unvested restricted and deferred shares	(13)	(13)	(15)
Earnings for basic and diluted EPS	$4,167	$3,377	$3,890
Weighted-average shares for basic EPS	2,024	2,064	2,077
Add: Incremental shares from stock options	—	—	2
Weighted-average shares for diluted EPS	2,024	2,064	2,079
Since February 29, 2012, there have been no stock options outstanding. For the 2012, 2011 and 2010 computations, there were no antidilutive stock options.
Note 13. Accumulated Other Comprehensive Losses
The following table sets forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

(in millions)	Currency Translation Adjustments	Benefit Plans	SABMiller	Accumulated Other Comprehensive Losses
Balances, December 31, 2009	$3	$(1,846)	$282	$(1,561)
Period change, before deferred income taxes	1	58	63	122
Deferred income taxes	—	(23)	(22)	(45)
Balances, December 31, 2010	4	(1,811)	323	(1,484)
Period change, before deferred income taxes	(2)	(415)	(231)	(648)
Deferred income taxes	—	164	81	245
Balances, December 31, 2011	2	(2,062)	173	(1,887)
Period change, before deferred income taxes	—	(574)	306	(268)
Deferred income taxes	—	222	(107)	115
Balances, December 31, 2012	$2	$(2,414)	$372	$(2,040)
Note 14. Income Taxes
Earnings before income taxes and provision for income taxes consisted of the following for the years ended December 31, 2012, 2011 and 2010:

(in millions)	2012	2011	2010
Earnings before income taxes:
United States	$6,461	$5,568	$5,709
Outside United States	16	14	14
Total	$6,477	$5,582	$5,723
Provision for income taxes:
Current:
Federal	$2,870	$2,353	$1,430
State and local	348	275	258
Outside United States	5	4	4
	3,223	2,632	1,692
Deferred:
Federal	(920)	(458)	120
State and local	(9)	15	4
	(929)	(443)	124
Total provision for income taxes	$2,294	$2,189	$1,816

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Altria Group, Inc.'s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2007 and forward, with years 2007 to 2009 currently under examination by the IRS as part of a routine audit conducted in the ordinary course of business. State jurisdictions have statutes of limitations generally ranging from three to four years. Certain of Altria Group, Inc.'s state tax returns are currently under examination by various states as part of routine audits conducted in the ordinary course of business.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 was as follows:

(in millions)	2012	2011	2010
Balance at beginning of year	$381	$399	$601
Additions based on tax positions
related to the current year	15	22	21
Additions for tax positions of
prior years	170	71	30
Reductions for tax positions due to
lapse of statutes of limitations	(16)	(39)	(58)
Reductions for tax positions of
prior years	(102)	(67)	(164)
Settlements	(186)	(5)	(31)
Balance at end of year	$262	$381	$399
     Unrecognized tax benefits and Altria Group, Inc.'s consolidated liability for tax contingencies at December 31, 2012 and 2011, were as follows:

(in millions)	2012	2011
Unrecognized tax benefits — Altria Group, Inc.	$156	$191
Unrecognized tax benefits — Mondelēz	9	112
Unrecognized tax benefits — PMI	97	78
Unrecognized tax benefits	262	381
Accrued interest and penalties	66	618
Tax credits and other indirect benefits	(20)	(211)
Liability for tax contingencies	$308	$788
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2012 was $242 million, along with $20 million affecting deferred taxes. However, the impact on net earnings at December 31, 2012 would be $136 million, as a result of receivables from Altria Group, Inc.'s former subsidiaries Kraft Foods Inc. (now known as Mondelēz International, Inc. ("Mondelēz")) and Philip Morris International Inc. ("PMI") of $9 million and $97 million, respectively, discussed below. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2011 was $350 million, along with $31 million affecting deferred taxes. However, the impact on net earnings at December 31, 2011 would be $160 million, as a result of receivables from Mondelēz and PMI of $112 million and $78 million, respectively, discussed below.
Under tax sharing agreements entered into in connection with the 2007 and 2008 spin-offs of Kraft Foods Inc. (now known as Mondelēz) and PMI, respectively, Mondelēz and PMI are responsible for their respective pre-spin-off tax obligations. Altria Group, Inc., however, remains severally liable for Mondelēz's and PMI's pre-spin-off federal tax obligations pursuant to regulations governing federal consolidated income tax returns. As a result, Altria Group, Inc. continues to include the pre-spin-off federal income tax reserves of Mondelēz and PMI of $9 million and $97 million, respectively, in its liability for uncertain tax positions, and also includes corresponding receivables from Mondelēz and PMI of $9 million and $97 million, respectively, in its assets.
During 2012, Altria Group, Inc. recorded an additional income tax provision of $52 million for Mondelēz and PMI tax matters, primarily as a result of the closure in August 2012 of the IRS audit of Altria Group, Inc. and its consolidated subsidiaries' (including Mondelēz and PMI) 2004-2006 tax years ("IRS 2004-2006 Audit"). In addition, as a result of the Closing Agreement with the IRS that conclusively resolved the federal income tax treatment for all prior and future tax years of certain leveraged lease transactions entered into by PMCC, Altria Group, Inc. paid, in June 2012, $456 million in federal income taxes and related estimated interest on tax underpayments. In addition, Altria Group, Inc. expects to pay approximately $50 million in state taxes and related estimated interest, of which $28 million was paid in 2012, with the balance expected to be paid in 2013. The tax component of these payments represents an acceleration of federal and state income taxes that Altria Group, Inc. would have otherwise paid over the lease terms of these transactions. See Note 7. Finance Assets, net and Note 18. Contingencies for further discussion of the Closing Agreement and the PMCC leveraged lease benefit/charge.
During 2011, the IRS, Mondelēz and Altria Group, Inc. executed a closing agreement that resolved certain Mondelēz tax matters arising out of the IRS's examination of Altria Group, Inc.'s consolidated federal income tax returns for the years ended 2004-2006. As a result of this closing agreement and the resolution of various other Mondelēz tax matters, during 2011, Altria Group, Inc. recorded an additional income tax provision and associated interest of $14 million.
Altria Group, Inc. and the IRS executed a closing agreement during the second quarter of 2010 in connection with the IRS’s examination of Altria Group, Inc.'s consolidated federal income tax returns for the years 2000-2003, which resolved various tax matters for Altria Group, Inc. and its subsidiaries, including its former subsidiaries, Mondelēz and PMI. As a result of this closing agreement, Altria Group, Inc. paid the IRS approximately $945 million of tax and associated interest during the third quarter of 2010 with respect to certain PMCC leveraged lease transactions referred to by the IRS as lease-in/lease-out ("LILO") and sale-in/lease-out ("SILO") transactions, entered into during the 1996-2003 years. See Note 18. Contingencies for further

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

discussion of IRS challenges to PMCC leases. In addition, as a result of this closing agreement, in the second quarter of 2010, Altria Group, Inc. recorded (i) a $47 million income tax benefit primarily attributable to the reversal of tax reserves and associated interest related to Altria Group, Inc. and its current subsidiaries; and (ii) an income tax benefit of $169 million attributable to the reversal of federal income tax reserves and associated interest related to the resolution of certain Mondelēz and PMI tax matters.
The additional income tax provisions of $52 million and $14 million for the years ended December 31, 2012 and 2011, respectively, were offset by increases to the corresponding receivables from Mondelēz and PMI, which were recorded as increases to operating income on Altria Group, Inc.'s consolidated statements of earnings for the years ended December 31, 2012 and 2011, respectively. The income tax benefit of $169 million for the year ended December 31, 2010 was offset by a reduction to the corresponding receivables from Mondelēz and PMI, which was recorded as a reduction to operating income on Altria Group, Inc.'s consolidated statement of earnings for the year ended December 31, 2010. For the years ended December 31, 2012, 2011 and 2010, there was no impact on Altria Group, Inc.'s net earnings associated with the Mondelēz and PMI tax matters discussed above.
Altria Group, Inc. recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision. At December 31, 2012, Altria Group, Inc. had $66 million of accrued interest and penalties, of which approximately $2 million and $18 million related to Mondelēz and PMI, respectively, for which Mondelēz and PMI are responsible under their respective tax sharing agreements. At December 31, 2011, Altria Group, Inc. had $618 million of accrued interest and penalties, of which approximately $39 million and $21 million related to Mondelēz and PMI, respectively. The corresponding receivables from Mondelēz and PMI are included in assets on Altria Group, Inc.'s consolidated balance sheets at December 31, 2012 and 2011.
For the years ended December 31, 2012, 2011 and 2010, Altria Group, Inc. recognized in its consolidated statements of earnings $(88) million, $496 million and $(69) million, respectively, of gross interest (income) expense associated with uncertain tax positions, which in 2011 primarily relates to the 2011 PMCC Leveraged Lease Charge.
Altria Group, Inc. is subject to income taxation in many jurisdictions. Uncertain tax positions reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, since such timing is not entirely within the control of Altria Group, Inc. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $90 million, the majority of which would relate to the unrecognized tax benefits of Mondelēz and PMI, for which Altria Group, Inc. is indemnified by Mondelēz and PMI under their respective tax sharing agreements.
The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local income taxes, net
of federal tax benefit	3.5	3.8	3.7
Uncertain tax positions	(0.7)	5.5	(2.3)
SABMiller dividend benefit	(0.1)	(2.0)	(2.3)
Domestic manufacturing deduction	(2.0)	(2.4)	(2.4)
Other	(0.3)	(0.7)	—
Effective tax rate	35.4%	39.2%	31.7%
The tax provision in 2012 includes a (i) $73 million interest benefit resulting primarily from lower than estimated interest on tax underpayments related to the Closing Agreement with the IRS; (ii) the reversal of tax reserves and associated interest of $53 million due primarily to the closure of the IRS 2004-2006 Audit; and (iii) an additional tax provision of $52 million related to the resolution of various Mondelēz and PMI tax matters. These amounts are primarily reflected in uncertain tax positions shown in the table above. The 2012 reductions in SABMiller dividend benefit and domestic manufacturing deduction shown in the table above includes a reduction in consolidated tax benefits resulting from the 2012 debt tender offer. See Note 9. Long-Term Debt for further discussion of the 2012 debt tender offer. The tax provision in 2011 includes a $312 million charge that primarily represents a permanent charge for interest, net of income tax benefit, on tax underpayments, associated with the 2011 PMCC Leveraged Lease Charge, which was recorded during the second quarter of 2011 and is reflected in uncertain tax positions above. The tax provision in 2011 also includes tax benefits of $77 million primarily attributable to the reversal of tax reserves and associated interest related to the expiration of statutes of limitations, closure of tax audits and the reversal of tax accruals no longer required. The tax provision in 2010 includes tax benefits of $216 million from the reversal of tax reserves and associated interest resulting from the execution of the 2010 closing agreement with the IRS discussed above. The tax provision in 2010 also includes tax benefits of $64 million from the reversal of tax reserves and associated interest following the resolution of several state audits and the expiration of statutes of limitations.
The tax effects of temporary differences that gave rise to consumer products deferred income tax assets and liabilities consisted of the following at December 31, 2012 and 2011:

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

(in millions)	2012	2011
Deferred income tax assets:
Accrued postretirement and
postemployment benefits	$1,101	$1,087
Settlement charges	1,419	1,382
Accrued pension costs	549	458
Net operating losses and tax credit
carryforwards	208	96
Total deferred income tax assets	3,277	3,023
Deferred income tax liabilities:
Property, plant and equipment	(475)	(511)
Intangible assets	(3,787)	(3,721)
Investment in SABMiller	(2,198)	(1,803)
Other	(166)	(251)
Total deferred income tax liabilities	(6,626)	(6,286)
Valuation allowances	(184)	(82)
Net deferred income tax liabilities	$(3,533)	$(3,345)
Financial services deferred income tax liabilities of $1,699 million and $2,811 million at December 31, 2012 and 2011, respectively, are not included in the table above. These amounts, which are primarily attributable to temporary differences relating to net investments in finance leases, are included in total financial services liabilities on Altria Group, Inc.'s consolidated balance sheets at December 31, 2012 and 2011.
At December 31, 2012, Altria Group, Inc. had estimated state tax net operating losses of $706 million that, if unutilized, will expire in 2013 through 2032 state tax credit carryforwards of $74 million that, if unutilized, will expire in 2014 through 2017, and foreign tax credit carryforwards of $132 million that, if unutilized, will expire in 2020 through 2022. A valuation allowance is recorded against certain state net operating losses and tax credit carryforwards due to uncertainty regarding their utilization.
Note 15. Segment Reporting
The products of Altria Group, Inc.'s consumer products subsidiaries include smokeable products comprised of cigarettes manufactured and sold by PM USA, and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; smokeless products manufactured and sold by or on behalf of USSTC and PM USA; and wine produced and/or distributed by Ste. Michelle. Another subsidiary of Altria Group, Inc., PMCC, maintains a portfolio of leveraged and direct finance leases. The products and services of these subsidiaries constitute Altria Group, Inc.'s 2012 reportable segments of smokeable products, smokeless products, wine and financial services.
As discussed in Note 1. Background and Basis of Presentation, beginning with the first quarter of 2012, Altria Group, Inc. revised its reportable segments. Prior-period segment data have been recast to conform with the current-period segment presentation.

Altria Group, Inc.'s chief operating decision maker reviews operating companies income to evaluate the performance of and allocate resources to the segments. Operating companies income for the segments excludes general corporate expenses and amortization of intangibles. Interest and other debt expense, net (consumer products), and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by Altria Group, Inc.'s chief operating decision maker. Information about total assets by segment is not disclosed because such information is not reported to or used by Altria Group, Inc.'s chief operating decision maker. Segment goodwill and other intangible assets, net, are disclosed in Note 3. Goodwill and Other Intangible Assets, net. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies.
Segment data were as follows:

	For the Years Ended December 31,
(in millions)	2012	2011	2010
Net revenues:
Smokeable products	$22,216	$21,970	$22,191
Smokeless products	1,691	1,627	1,552
Wine	561	516	459
Financial services	150	(313)	161
Net revenues	$24,618	$23,800	$24,363
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$6,239	$5,737	$5,618
Smokeless products	931	859	803
Wine	104	91	61
Financial services	176	(349)	157
Amortization of intangibles	(20)	(20)	(20)
General corporate expenses	(228)	(256)	(216)
Changes to Mondelēz and
PMI tax-related receivables	52	14	(169)
Corporate asset impairment
and exit costs	(1)	(8)	(6)
Operating income	7,253	6,068	6,228
Interest and other debt
expense, net	(1,126)	(1,216)	(1,133)
Loss on early
extinguishment of debt	(874)	—	—
Earnings from equity
investment in SABMiller	1,224	730	628
Earnings before income taxes	$6,477	$5,582	$5,723
The smokeable products segment included net revenues of $21,615 million, $21,403 million and $21,631 million for the years ended December 31, 2012, 2011 and 2010, respectively, related to cigarettes and net revenues of $601 million, $567 million and $560 million for the years ended December 31, 2012, 2011 and 2010, respectively, related to cigars.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

PM USA, USSTC and Middleton's largest customer, McLane Company, Inc., accounted for approximately 27% of Altria Group, Inc.'s consolidated net revenues for each of the years ended December 31, 2012, 2011 and 2010. These net revenues were reported in the smokeable products and smokeless products segments. Sales to three distributors accounted for approximately 66%, 66% and 65% of net revenues for the wine segment for the years ended December 31, 2012, 2011 and 2010, respectively.
Items affecting the comparability of net revenues and/or operating companies income (loss) for the segments were as follows:
▪PMCC Leveraged Lease Benefit/Charge: During 2012, Altria Group, Inc. entered into the Closing Agreement with the IRS, which included a pre-tax charge of $7 million that was recorded as a decrease to PMCC's net revenues and operating companies income. During 2011, Altria Group, Inc. recorded the 2011 PMCC Leveraged Lease Charge, which included a pre-tax charge of $490 million that was recorded as a decrease to PMCC's net revenues and operating companies income. See Note 7. Finance Assets, net, Note 14. Income Taxes and Note 18. Contingencies for further discussion of this matter.
▪PMCC Recoveries and Allowance for Losses: During 2012, PMCC recorded pre-tax income of $34 million primarily related to recoveries from the sale of bankruptcy claims on, as well as the sale of aircraft under, its leases to American. In addition, during 2012, PMCC decreased its allowance for losses by $10 million, which was recorded as an increase to operating companies income. During 2011, PMCC increased its allowance for losses by $25 million, which was recorded as a decrease to operating companies income. See Note 7. Finance Assets, net.
▪Tobacco and Health Judgments: During 2012, 2011 and 2010, pre-tax charges, excluding accrued interest of $1 million, $64 million and $5 million, respectively, related to certain tobacco and health judgments, were recorded in operating companies income as follows:

	For the Years Ended December 31,
(in millions)	2012	2011	2010
Smokeable products	$4	$98	$11
Smokeless products	—	—	5
Total	$4	$98	$16
The pre-tax charges in 2011 related to the Williams, Bullock and Scott cases. The pre-tax charges in 2010 included a settlement of $5 million. See Note 18. Contingencies for further discussion.
▪Asset Impairment, Exit, Implementation and Integration Costs: See Note 4. Asset Impairment, Exit, Implementation and Integration Costs for a breakdown of these costs by segment.

	For the Years Ended December 31,
(in millions)	2012	2011	2010
Depreciation expense:
Smokeable products	$125	$145	$167
Smokeless products	26	31	32
Wine	27	25	23
Corporate	27	32	34
Total depreciation expense	$205	$233	$256
Capital expenditures:
Smokeable products	$48	$46	$70
Smokeless products	36	24	19
Wine	30	25	22
Corporate	10	10	57
Total capital expenditures	$124	$105	$168
Effective with the first quarter of 2013, Altria Group, Inc.'s reportable segments will be smokeable products, smokeless products and wine. In connection with this revision, results of the financial services business and the alternative products business will be combined in an All Other category. Altria Group, Inc. is making these changes due to the continued reduction of the lease portfolio of PMCC and the relative financial contribution of Altria Group, Inc's alternative products business to its consolidated results. Altria Group, Inc. will begin reporting the All Other category and presenting comparable results for prior periods with its 2013 first-quarter results.
Note 16. Benefit Plans
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
The plan assets and benefit obligations of Altria Group, Inc.'s pension plans and the benefit obligations of Altria Group, Inc.'s postretirement plans are measured at December 31 of each year.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Pension Plans
▪Obligations and Funded Status: The projected benefit obligations, plan assets and funded status of Altria Group, Inc.'s pension plans at December 31, 2012 and 2011, were as follows:

(in millions)	2012	2011
Projected benefit obligation at beginning of year	$6,965	$6,439
Service cost	79	74
Interest cost	344	351
Benefits paid	(420)	(371)
Actuarial losses	956	460
Termination and curtailment	—	17
Other	—	(5)
Projected benefit obligation at end of year	7,924	6,965
Fair value of plan assets at beginning of year	5,275	5,218
Actual return on plan assets	755	188
Employer contributions	557	240
Benefits paid	(420)	(371)
Fair value of plan assets at end of year	6,167	5,275
Net pension liability recognized at December 31	$(1,757)	$(1,690)
The net pension liability recognized in Altria Group, Inc.'s consolidated balance sheets at December 31, 2012 and 2011, was as follows:

(in millions)	2012	2011
Other accrued liabilities	$(22)	$(28)
Accrued pension costs	(1,735)	(1,662)
	$(1,757)	$(1,690)
The accumulated benefit obligation, which represents benefits earned to date, for the pension plans was $7.5 billion and $6.6 billion at December 31, 2012 and 2011, respectively.
At December 31, 2012 and 2011, the accumulated benefit obligations were in excess of plan assets for all pension plans.
The following assumptions were used to determine Altria Group, Inc.'s benefit obligations under the plans at December 31:

	2012	2011
Discount rate	4.0%	5.0%
Rate of compensation increase	4.0	4.0
The discount rates for Altria Group, Inc.'s plans were developed from a model portfolio of high-quality corporate bonds with durations that match the expected future cash flows of the benefit obligations.

▪Components of Net Periodic Benefit Cost: Net periodic pension cost consisted of the following for the years ended December 31, 2012, 2011 and 2010:

(in millions)	2012	2011	2010
Service cost	$79	$74	$80
Interest cost	344	351	356
Expected return on plan assets	(442)	(422)	(421)
Amortization:
Net loss	224	171	126
Prior service cost	10	14	13
Termination, settlement and curtailment	21	41	—
Net periodic pension cost	$236	$229	$154
During 2012 and 2011, termination, settlement and curtailment shown in the table above include charges related to Altria Group, Inc.'s 2011 Cost Reduction Program. For more information on Altria Group, Inc.'s 2011 Cost Reduction Program, see Note 4. Asset Impairment, Exit, Implementation and Integration Costs.
The amounts included in termination, settlement and curtailment in the table above for the years ended December 31, 2012 and 2011 were comprised of the following changes:

(in millions)	2012	2011
Benefit obligation	$—	$39
Other comprehensive earnings/losses:
Net losses	21	—
Prior service cost	—	2
	$21	$41
For the pension plans, the estimated net loss and prior service cost that are expected to be amortized from accumulated other comprehensive losses into net periodic benefit cost during 2013 are $276 million and $10 million, respectively.
The following weighted-average assumptions were used to determine Altria Group, Inc.'s net pension cost for the years ended December 31:

	2012	2011	2010
Discount rate	5.0%	5.5%	5.9%
Expected rate of return on plan assets	8.0	8.0	8.0
Rate of compensation increase	4.0	4.0	4.5
Altria Group, Inc. sponsors deferred profit-sharing plans covering certain salaried, non-union and union employees. Contributions and costs are determined generally as a percentage of earnings, as defined by the plans. Amounts charged to expense for these defined contribution plans totaled $81 million, $106 million and $108 million in 2012, 2011 and 2010, respectively.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

▪Plan Assets: Altria Group, Inc.'s pension plans investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Altria Group, Inc. believes that it implements the investment strategy in a prudent and risk-controlled manner, consistent with the fiduciary requirements of the Employee Retirement Income Security Act of 1974, by investing retirement plan assets in a well-diversified mix of equities, fixed income and other securities that reflects the impact of the demographic mix of plan participants on the benefit obligation using a target asset allocation between equity securities and fixed income investments of 55%/45%. Accordingly, the composition of Altria Group, Inc.'s plan assets at December 31, 2012 was broadly characterized as an allocation between equity securities (54%), corporate bonds (23%), U.S. Treasury and Foreign Government securities (17%) and all other types of investments (6%). Virtually all pension assets can be used to make monthly benefit payments.
Altria Group, Inc.'s pension plans investment objective is accomplished by investing in U.S. and international equity index strategies that are intended to mirror indices such as the Standard & Poor's 500 Index, Russell Small Cap Completeness Index, Research Affiliates Fundamental Index ("RAFI") Low Volatility US Index, and Morgan Stanley Capital International ("MSCI") Europe, Australasia, and the Far East ("EAFE") Index. Altria Group, Inc.'s pension plans also invest in actively managed international equity securities of large, mid and small cap companies located in developed and emerging markets, as well as long duration fixed income securities that primarily include investment grade corporate bonds of companies from diversified industries, U.S. Treasuries and Treasury Inflation Protected Securities. The allocation to below investment grade securities represented 14% of the fixed income holdings or 6% of total plan assets at December 31, 2012. The allocation to emerging markets represented 5% of the equity holdings or 3% of total plan assets at December 31, 2012. The allocation to real estate and private equity investments was immaterial at December 31, 2012.
Altria Group, Inc.'s pension plans risk management practices include ongoing monitoring of asset allocation, investment performance and investment managers' compliance with their investment guidelines, periodic rebalancing between equity and debt asset classes and annual actuarial re-measurement of plan liabilities.
Altria Group, Inc.'s expected rate of return on pension plan assets is determined by the plan assets' historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. The forward-looking estimates are consistent with the overall long-term averages exhibited by returns on equity and fixed income securities.

The fair values of Altria Group, Inc.'s pension plan assets by asset category were as follows:
Investments at Fair Value as of December 31, 2012

(in millions)	Level 1	Level 2	Level 3	Total
Common/collective trusts:
U.S. large cap	$—	$1,566	$—	$1,566
U.S. small cap	—	499	—	499
International developed markets	—	179	—	179
Long duration fixed income	—	494	—	494
U.S. and foreign government securities or their agencies:
U.S. government and agencies	—	625	—	625
U.S. municipal bonds	—	71	—	71
Foreign government and agencies	—	311	—	311
Corporate debt instruments:
Above investment grade	—	714	—	714
Below investment grade and no rating	—	391	—	391
Common stock:
International equities	759	—	—	759
U.S. equities	300	—	—	300
Registered investment companies	128	50	—	178
U.S. and foreign cash and cash equivalents	16	4	—	20
Asset backed securities	—	35	—	35
Other, net	9	2	14	25
Total investments at fair value, net	$1,212	$4,941	$14	$6,167

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Investments at Fair Value as of December 31, 2011

(in millions)	Level 1	Level 2	Level 3	Total
Common/collective trusts:
U.S. large cap	$—	$1,482	$—	$1,482
U.S. small cap	—	441	—	441
International developed markets	—	152	—	152
International emerging markets	—	100	—	100
Long duration fixed income	—	585	—	585
U.S. and foreign government securities or their agencies:
U.S. government and agencies	—	510	—	510
U.S. municipal bonds	—	44	—	44
Foreign government and agencies	—	204	—	204
Corporate debt instruments:
Above investment grade	—	618	—	618
Below investment grade and no rating	—	255	—	255
Common stock:
International equities	550	—	—	550
U.S. equities	21	—	—	21
Registered investment companies	124	63	—	187
U.S. and foreign cash and cash equivalents	42	4	—	46
Asset backed securities	—	49	—	49
Other, net	16	2	13	31
Total investments at fair value, net	$753	$4,509	$13	$5,275
Level 3 holdings and transactions were immaterial to total plan assets at December 31, 2012 and 2011.
For a description of the fair value hierarchy and the three levels of inputs used to measure fair value, see Note 2. Summary of Significant Accounting Policies.
Following is a description of the valuation methodologies used for investments measured at fair value, including the general classification of such investments pursuant to the fair value hierarchy.

▪
Common/Collective Trusts: Common/collective trusts consist of pools of investments used by institutional investors to obtain exposure to equity and fixed income markets by investing in equity index funds that are intended to mirror indices such as Standard & Poor's 500 Index, Russell Small Cap Completeness Index, State Street Global Advisor's Fundamental Index, MSCI EAFE Index and an actively managed long duration fixed income fund. They are valued on the basis of the relative interest of each participating investor in the fair value of the underlying assets of each of the respective common/collective trusts. The underlying assets are valued based on the net asset value ("NAV") as provided by the investment account manager and are classified in level 2 of the fair value hierarchy. These common/collective trusts have defined redemption terms that vary from a two-day prior notice to semi-monthly openings for redemption. There were no other restrictions on redemption at December 31, 2012 and 2011.

▪
U.S. and Foreign Government Securities: U.S. and foreign government securities consist of investments in Treasury Nominal Bonds and Inflation Protected Securities, investment grade municipal securities and unrated or non-investment grade municipal securities. Government securities, that are traded in a non-active over-the-counter market, are valued at a price that is based on a broker quote, and are classified in level 2 of the fair value hierarchy.

▪
Corporate Debt Instruments: Corporate debt instruments are valued at a price that is based on a compilation of primarily observable market information or a broker quote in a non-active over-the-counter market, and are classified in level 2 of the fair value hierarchy.

▪	Common Stock: Common stocks are valued based on the price of the security as listed on an open active exchange on last trade date, and are classified in level 1 of the fair value hierarchy.

▪
Registered Investment Companies: Investments in mutual funds sponsored by a registered investment company are valued based on exchange listed prices and are classified in level 1 of the fair value hierarchy. Registered investment company funds which are designed specifically to meet Altria Group, Inc.'s pension plans investment strategies but are not traded on an active market are valued based on the NAV of the underlying securities as provided by the investment account manager on the last business day of the period and are classified in level 2 of the fair value hierarchy. The registered investment company funds measured at NAV have daily liquidity and were not subject to any redemption restrictions at December 31, 2012 and 2011.

▪
U.S. and Foreign Cash & Cash Equivalents: Cash and cash equivalents are valued at cost that approximates fair value, and are classified in level 1 of the fair value hierarchy. Cash collateral for forward contracts on U.S. Treasury notes, which approximates fair value, is classified in level 2 of the fair value hierarchy.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

▪
Asset Backed Securities: Asset backed securities are fixed income securities such as mortgage backed securities and auto loans that are collateralized by pools of underlying assets that are unable to be sold individually. They are valued at a price which is based on a compilation of primarily observable market information or a broker quote in a non-active over-the-counter market, and are classified in level 2 of the fair value hierarchy.

▪Cash Flows: Altria Group, Inc. makes contributions to the extent that they are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under IRS regulations. On January 2, 2013, Altria Group, Inc. made a voluntary $350 million contribution to its pension plans. Currently, Altria Group, Inc. anticipates making additional employer contributions to its pension plans of approximately $25 million to $50 million in 2013 based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.
The estimated future benefit payments from the Altria Group, Inc. pension plans at December 31, 2012, are as follows:

(in millions)
2013	$400
2014	412
2015	414
2016	420
2017	427
2018-2022	2,227
Postretirement Benefit Plans
Net postretirement health care costs consisted of the following for the years ended December 31, 2012, 2011 and 2010:

(in millions)	2012	2011	2010
Service cost	$18	$34	$29
Interest cost	115	139	135
Amortization:
Net loss	40	39	32
Prior service credit	(45)	(21)	(21)
Termination and curtailment	(26)	(4)	—
Net postretirement health care costs	$102	$187	$175
During 2012 and 2011, termination and curtailment shown in the table above are related to Altria Group, Inc.'s 2011 Cost Reduction Program. For further information on Altria Group, Inc.'s 2011 Cost Reduction Program, see Note 4. Asset Impairment, Exit, Implementation and Integration Costs.

The amounts included in termination and curtailment shown in the table above for the years ended December 31, 2012 and 2011 were comprised of the following changes:

(in millions)	2012	2011
Accrued postretirement health care costs	$—	$11
Other comprehensive earnings/losses:
Prior service credit	(26)	(15)
	$(26)	$(4)
For the postretirement benefit plans, the estimated net loss and prior service credit that are expected to be amortized from accumulated other comprehensive losses into net postretirement health care costs during 2013 are $57 million and $(45) million, respectively.
The following assumptions were used to determine Altria Group, Inc.'s net postretirement cost for the years ended December 31:

	2012	2011	2010
Discount rate	4.9%	5.5%	5.8%
Health care cost trend rate	8.0	8.0	7.5
Altria Group, Inc.'s postretirement health care plans are not funded. The changes in the accumulated postretirement benefit obligation at December 31, 2012 and 2011, were as follows:

(in millions)	2012	2011
Accrued postretirement health care costs at beginning of year	$2,505	$2,548
Service cost	18	34
Interest cost	115	139
Benefits paid	(135)	(136)
Plan amendments	—	(282)
Actuarial losses	160	191
Termination and curtailment	—	11
Accrued postretirement health care costs at end of year	$2,663	$2,505
The current portion of Altria Group, Inc.'s accrued postretirement health care costs of $159 million and $146 million at December 31, 2012 and 2011, respectively, is included in other accrued liabilities on the consolidated balance sheets.
The Patient Protection and Affordable Care Act ("PPACA"), as amended by the Health Care and Education Reconciliation Act of 2010, was signed into law in March 2010. The PPACA mandates health care reforms with staggered effective dates from 2010 to 2018, including the imposition of an excise tax on high cost health care plans effective 2018. The additional accumulated postretirement liability resulting from the PPACA, which is not material to Altria Group, Inc., has been included in Altria Group, Inc.'s accumulated postretirement benefit obligation at December 31, 2012 and 2011. Given the complexity of the PPACA and the extended time period during which implementation is expected to occur, further adjustments to Altria Group, Inc.'s accumulated postretirement benefit obligation may be necessary in the future.
The following assumptions were used to determine Altria Group, Inc.'s postretirement benefit obligations at December 31:

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

	2012	2011
Discount rate	3.9%	4.9%
Health care cost trend rate assumed for next year	7.5	8.0
Ultimate trend rate	5.0	5.0
Year that the rate reaches the ultimate trend rate	2018	2018
     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2012:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	7.1%	(6.0)%
Effect on postretirement benefit obligation	6.8	(5.8)
Altria Group, Inc.'s estimated future benefit payments for its postretirement health care plans at December 31, 2012, are as follows:

(in millions)
2013	$159
2014	168
2015	174
2016	177
2017	177
2018-2022	825
Postemployment Benefit Plans
Altria Group, Inc. sponsors postemployment benefit plans covering substantially all salaried and certain hourly employees. The cost of these plans is charged to expense over the working life of the covered employees. Net postemployment costs consisted of the following for the years ended December 31, 2012, 2011 and 2010:

(in millions)	2012	2011	2010
Service cost	$1	$1	$1
Interest cost	1	2	1
Amortization of net loss	17	16	12
Other	(7)	121	5
Net postemployment costs	$12	$140	$19
"Other" postemployment cost shown in the table above primarily reflects incremental severance costs related to the 2011 Cost Reduction Program (see Note 4. Asset Impairment, Exit, Implementation and Integration Costs).
For the postemployment benefit plans, the estimated net loss that is expected to be amortized from accumulated other comprehensive losses into net postemployment costs during 2013 is approximately $18 million.

Altria Group, Inc.'s postemployment benefit plans are not funded. The changes in the benefit obligations of the plans at December 31, 2012 and 2011, were as follows:

(in millions)	2012	2011
Accrued postemployment costs at beginning of year	$270	$151
Service cost	1	1
Interest cost	1	2
Benefits paid	(143)	(48)
Actuarial losses and assumption changes	27	43
Other	(7)	121
Accrued postemployment costs at end of year	$149	$270
The accrued postemployment costs were determined using a weighted-average discount rate of 2.4% and 2.8% in 2012 and 2011, respectively, an assumed weighted-average ultimate annual turnover rate of 0.5% in 2012 and 1.0% in 2011, assumed compensation cost increases of 4.0% in 2012 and 2011, and assumed benefits as defined in the respective plans. Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.
Comprehensive Earnings/Losses
The amounts recorded in accumulated other comprehensive losses at December 31, 2012 consisted of the following:

(in millions)	Pensions	Post- retirement	Post- employment	Total
Net losses	$(3,186)	$(917)	$(169)	$(4,272)
Prior service (cost) credit	(36)	354	—	318
Deferred income taxes	1,254	221	65	1,540
Amounts recorded in accumulated other comprehensive losses	$(1,968)	$(342)	$(104)	$(2,414)
The amounts recorded in accumulated other comprehensive losses at December 31, 2011 consisted of the following:

(in millions)	Pensions	Post- retirement	Post- employment	Total
Net losses	$(2,788)	$(796)	$(175)	$(3,759)
Prior service (cost) credit	(46)	425	—	379
Deferred income taxes	1,104	146	68	1,318
Amounts recorded in accumulated other comprehensive losses	$(1,730)	$(225)	$(107)	$(2,062)

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The movements in other comprehensive earnings/losses during the year ended December 31, 2012 were as follows:

(in millions)	Pensions	Post- retirement	Post- employment	Total
Amounts transferred to earnings as components of net periodic benefit cost:
Amortization:
Net losses	$224	$40	$17	$281
Prior service cost/credit	10	(45)	—	(35)
Other expense (income):
Net losses	21	—	—	21
Prior service cost/credit	—	(26)	—	(26)
Deferred income taxes	(99)	12	(6)	(93)
	156	(19)	11	148
Other movements during the year:
Net losses	(643)	(161)	(11)	(815)
Deferred income taxes	249	63	3	315
	(394)	(98)	(8)	(500)
Total movements in other comprehensive earnings/losses	$(238)	$(117)	$3	$(352)

The movements in other comprehensive earnings/losses during the year ended December 31, 2011 were as follows:

(in millions)	Pensions	Post- retirement	Post- employment	Total
Amounts transferred to earnings as components of net periodic benefit cost:
Amortization:
Net losses	$171	$39	$16	$226
Prior service cost/credit	14	(21)	—	(7)
Deferred income taxes	(72)	(7)	(6)	(85)
	113	11	10	134
Other movements during the year:
Net losses	(672)	(188)	(40)	(900)
Prior service cost/credit	2	264	—	266
Deferred income taxes	262	(27)	14	249
	(408)	49	(26)	(385)
Total movements in other comprehensive earnings/losses	$(295)	$60	$(16)	$(251)

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The movements in other comprehensive earnings/losses during the year ended December 31, 2010 were as follows:

(in millions)	Pensions	Post- retirement	Post- employment	Total
Amounts transferred to earnings as components of net periodic benefit cost:
Amortization:
Net losses	$126	$32	$12	$170
Prior service cost/credit	13	(21)	—	(8)
Deferred income taxes	(55)	(4)	(4)	(63)
	84	7	8	99
Other movements during the year:
Net losses	(41)	(95)	(10)	(146)
Prior service cost/credit	(16)	58	—	42
Deferred income taxes	21	15	4	40
	(36)	(22)	(6)	(64)
Total movements in other comprehensive earnings/losses	$48	$(15)	$2	$35
Note 17. Additional Information

	For the Years Ended December 31,
(in millions)	2012	2011	2010
Research and development expense	$136	$128	$144
Advertising expense	$6	$5	$5
Interest and other debt expense, net:
Interest expense	$1,128	$1,220	$1,136
Interest income	(2)	(4)	(3)
	$1,126	$1,216	$1,133
Rent expense	$49	$63	$58
     Minimum rental commitments and sublease income under non-cancelable operating leases, including amounts associated with closed facilities primarily from the integration of UST, in effect at December 31, 2012, were as follows:

(in millions)	Rental Commitments	Sublease Income
2013	$55	$3
2014	50	3
2015	41	5
2016	32	5
2017	26	4
Thereafter	114	28
	$318	$48

Note 18. Contingencies
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
Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 45 states and Puerto Rico now limit the dollar amount of bonds or require no bond at all. As discussed below, however, tobacco litigation plaintiffs have challenged the constitutionality of Florida's bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.
Altria Group, Inc. and its subsidiaries record provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except to the extent discussed elsewhere in this Note 18. Contingencies:

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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

Overview of Altria Group, Inc. and/or PM USA Tobacco-Related Litigation
▪Types and Number of Cases: Claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs; (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, including cases in which the aggregated claims of a number of individual plaintiffs are to be tried in a single proceeding; (iii) health care cost recovery cases brought by governmental (both domestic and foreign) plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits; (iv) class action suits alleging that the uses of the terms "Lights" and "Ultra Lights" constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"); and (v) other tobacco-related litigation described below. Plaintiffs' theories of recovery and the defenses raised in pending smoking and health, health care cost recovery and "Lights/Ultra Lights" cases are discussed below.

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of December 31, 2012, December 31, 2011 and December 31, 2010.

Type of Case	Number of Cases Pending as of December 31, 2012	Number of Cases Pending as of December 31, 2011	Number of Cases Pending as of December 31, 2010
Individual Smoking and Health Cases (1)	77	82	92
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	7	7	11
Health Care Cost Recovery Actions (3)	1	1	4
"Lights/Ultra Lights" Class Actions	14	17	27
Tobacco Price Cases	1	1	1
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

(3)	See Health Care Cost Recovery Litigation - Federal Government's Lawsuit below.
▪International Tobacco-Related Cases: As of December 31, 2012, PM USA is a named defendant in Israel in one "Lights" class action. PM USA is a named defendant in nine health care cost recovery actions in Canada, seven of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

▪Pending and Upcoming Tobacco-Related Trials: As of December 31, 2012, 40 Engle progeny cases and six individual smoking and health cases against PM USA are set for trial in 2013. Cases against other companies in the tobacco industry are also scheduled for trial in 2013. Trial dates are subject to change.
▪Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 52 smoking and health, "Lights/Ultra Lights" and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 35 of the 52 cases. These 35 cases were tried in Alaska (1), California (5), Florida (9), Louisiana (1), Massachusetts (1), Mississippi (1), Missouri (3), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (1). A motion for a new trial was granted in one of the cases in Florida and in the case in Alaska.
Of the 17 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 15 have reached final resolution. A verdict against defendants in one health care cost recovery case (Blue Cross/Blue Shield) was reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported "Lights" class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006. The plaintiff in Price is seeking to reopen the judgment dismissing this case (see below for a discussion of developments in Price).
As of December 31, 2012, 34 Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court's Engle decision. Seventeen verdicts were returned in favor of plaintiffs and 17 verdicts were returned in favor of PM USA. See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of these verdicts.
▪Judgments Paid and Provisions for Litigation: After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, PM USA has paid in the aggregate judgments (and related costs and fees) totaling approximately $245 million and interest totaling approximately $139 million as of December 31, 2012.
During 2012, 2011 and 2010, Altria Group, Inc. recorded pre-tax charges of $4 million, $98 million and $16 million, respectively, related to certain tobacco and health judgments. The pre-tax charges in 2010 include a settlement of $5 million. These charges were included in marketing, administration and research costs on Altria Group, Inc.'s consolidated statements of earnings. In addition, during 2012, 2011 and 2010, Altria Group, Inc. recorded interest costs related to these judgments of $1 million, $64 million and $5 million, respectively. These costs were included in interest and other debt expense, net on Altria Group, Inc.'s consolidated statements of earnings. During 2012, Altria Group, Inc. made payments of $127 million for tobacco and health judgments and related interest costs. As of December 31, 2012, there were no provisions for tobacco and health judgments or related interest costs on Altria Group, Inc.'s consolidated balance sheet. At December 31, 2011, Altria Group, Inc. had provisions recorded on its consolidated balance sheet in other accrued liabilities for tobacco and health judgments, including related interest costs, in the amount of $122 million.
▪Security for Judgments: To obtain stays of judgments pending current appeals, as of December 31, 2012, PM USA has posted various forms of security totaling approximately $36 million, the majority of which has been collateralized with cash deposits that are included in other assets on the consolidated balance sheet.
Smoking and Health Litigation
▪Overview: Plaintiffs' allegations of liability in smoking and health cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, nuisance, breach of express and implied warranties, breach of special duty, conspiracy, concert of action, violations of deceptive trade practice laws and consumer protection statutes, and claims under the federal and state anti-racketeering statutes. Plaintiffs in the smoking and health actions seek various forms of relief, including compensatory and punitive damages, treble/multiple damages and other statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and equitable relief. Defenses raised in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations and preemption by the Federal Cigarette Labeling and Advertising Act.
▪Non-Engle Progeny Trial Results: Summarized below are the non-Engle progeny smoking and health cases that were pending during 2012 in which verdicts were returned in favor of plaintiffs and against PM USA. A chart listing the verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.

▪
D. Boeken: In August 2011, a California jury returned a verdict in favor of plaintiff, awarding $12.8 million in compensatory damages against PM USA. PM USA's motions for judgment notwithstanding the verdict and for a new trial were denied in October 2011. PM USA appealed and posted a bond in the amount of $12.8 million in November 2011.

▪
Bullock: This litigation has concluded. In the fourth quarter of 2011, PM USA recorded a pre-tax provision of $14 million related to damages and costs and $3 million related to interest and in March 2012, paid an amount of approximately $19.1 million in satisfaction of the judgment and associated costs and interest.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

▪
Schwarz: In March 2002, an Oregon jury awarded against PM USA $168,500 in compensatory damages and $150 million in punitive damages. In May 2002, the trial court reduced the punitive damages award to $100 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the court of appeals' decision reversing and remanding the case for a new trial on punitive damages. In June 2010, the Oregon Supreme Court affirmed the court of appeals' decision and remanded the case to the trial court for a new trial limited to the question of punitive damages. In December 2010, the Oregon Supreme Court reaffirmed its earlier ruling and awarded PM USA approximately $500,000 in costs. In March 2011, PM USA filed a claim against the plaintiff for its costs and disbursements on appeal, plus interest. Trial on the amount of punitive damages began in January 2012. In February 2012, the jury awarded plaintiff $25 million in punitive damages. In March 2012, PM USA filed motions to set aside the verdict, for a new trial or, in the alternative, for a remittitur. The trial court denied these motions in May 2012. In September 2012, PM USA filed a notice of appeal from the trial court's judgment with the Oregon Court of Appeals.

▪
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
The deadline for filing Engle progeny cases, as required by the Florida Supreme Court's decision, expired in January 2008. As of December 31, 2012, approximately 3,300 state court cases were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 4,400 state court plaintiffs. Furthermore, as of December 31, 2012, approximately 2,000 federal court cases were pending against PM USA asserting individual claims by or on behalf of a similar number of federal court plaintiffs. On January 22, 2013, the United States District Court for the Middle District of Florida (Jacksonville) dismissed 521 Engle progeny cases with prejudice bringing the total number of federal court cases to approximately 1,500. Because of a number of factors including, but not limited to, docketing delays, duplicated filings, and overlapping dismissal orders, these numbers are estimates.
▪Federal Engle Progeny Cases: Three federal district courts (in the Merlob, B. Brown and Burr cases) ruled in 2008 that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs' claims, and two of those rulings (B. Brown and Burr) were certified by the trial court for interlocutory review. The certification in both cases was granted by the United States Court of Appeals for the Eleventh Circuit and the appeals were consolidated. In February 2009, the appeal in Burr was dismissed for lack of prosecution and, in September 2012, the district court dismissed the case on statute of limitations grounds. Plaintiff is appealing the dismissal. In July 2010, the Eleventh Circuit ruled in B. Brown that, as a matter of Florida law, plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. The Eleventh Circuit did not reach the issue of whether the use of the Engle findings violates the defendants' due process rights. Rather, plaintiffs may only use the findings to establish those specific facts, if any, that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made.
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
Most of the Engle progeny cases pending against PM USA in the federal district courts in the Middle District of Florida asserting individual claims by or on behalf of approximately 1,500 plaintiffs remain stayed. There are currently 41 active cases pending in federal court. On January 30, 2013, the Federal District Court ordered the parties to engage in global settlement mediation of all pending cases.
▪Florida Bond Cap Statute: In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applies to all state Engle progeny lawsuits in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

depending on the number of judgments in effect at a given time. Plaintiffs in three Engle progeny cases against R.J. Reynolds in Alachua County, Florida (Alexander, Townsend and Hall) and one case in Escambia County (Clay) challenged the constitutionality of the bond cap statute. The Florida Attorney General intervened in these cases in defense of the constitutionality of the statute.
Trial court rulings were rendered in Clay, Alexander, Townsend and Hall rejecting the plaintiffs' bond cap statute challenges in those cases. The plaintiffs unsuccessfully appealed these rulings. In Alexander, Clay and Hall, the District Court of Appeal for the First District of Florida affirmed the trial court decisions and certified the decision in Hall for appeal to the Florida Supreme Court, but declined to certify the question of the constitutionality of the bond cap statute in Clay and Alexander. The Florida Supreme Court granted review of the Hall decision, but, in September 2012, the court dismissed the appeal as moot. On October 12, 2012, the Florida Supreme Court denied the plaintiffs' rehearing petition.
No federal court has yet to address the constitutionality of the bond cap statute or the applicability of the bond cap to Engle progeny cases tried in federal court.
▪Engle Progeny Trial Results: As of December 31, 2012, 34 federal and state Engle progeny cases involving PM

USA have resulted in verdicts since the Florida Supreme Court Engle decision. Seventeen verdicts were returned in favor of plaintiffs. For a further discussion of these cases, see the verdict chart below.
Seventeen verdicts were returned in favor of PM USA (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Russo (formerly Frazier), C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious, Szymanski, Gollihue, McCray, Denton and Hancock). While the juries in the Weingart and Hancock cases returned verdicts against PM USA awarding no damages, the trial court in each case granted an additur. In the Russo case (formerly Frazier), the Florida Third District Court of Appeal reversed the judgment in defendants' favor in April 2012 and remanded the case for a new trial. Defendants are seeking review of the case in the Florida Supreme Court. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of December 31, 2012.
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

The chart below lists the verdicts and post-trial developments in the Engle progeny cases that were pending during 2012 and 2013 in which verdicts were returned in favor of plaintiffs.

Date	Plaintiff	Verdict	Post-Trial Developments
December 2012	Buchanan
On December 7, 2012, a Leon County jury returned a verdict in favor of the plaintiff and against PM USA and Liggett Group LLC ("Liggett Group"). The jury awarded $5.5 million in compensatory damages and allocated 37% of the fault to each of the defendants (an amount of approximately $2 million).
On December 17, 2012, the defendants filed several post-trial motions, including motions for a new trial and to set aside the verdict. Argument on these motions was heard on January 16, 2013.
October 2012	Lock
A Pinellas County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $1.15 million in compensatory damages and allocated 9% of the fault to each of the defendants (an amount of $103,500).

On November 5, 2012, the defendants filed several post-trial motions, including motions for a new trial, to set aside the verdict and to reduce the damages award by the amount of economic damages paid by third parties. On January 23, 2013, the trial court orally denied all post-trial motions. Judgment has yet to be entered.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Date	Plaintiff	Verdict	Post-Trial Developments
August 2012	Hancock
A Broward County jury returned a verdict in the amount of zero damages and allocated 5% of the fault to each of the defendants (PM USA and R.J. Reynolds). The trial court granted an additur of $110,000, which is subject to the jury's comparative fault finding.

In August 2012, the defendants moved to set aside the verdict and to enter judgment in accordance with their motion for directed verdict. The defendants also moved to reduce damages, which motion the court granted. The trial court granted defendants' motion to set off the damages award by the amount of economic damages paid by third parties, which will reduce further any final award. On October 16, 2012, the trial court entered final judgment. PM USA's portion of the damages was approximately $700. Both sides have filed notices of appeal to the Florida Fourth District Court of Appeal.

May 2012	Calloway
A Broward County jury returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds, Lorillard Tobacco Company ("Lorillard") and Liggett Group. The jury awarded approximately $21 million in compensatory damages and allocated 25% of the fault against PM USA but the trial court ruled that it will not apply the comparative fault allocations because the jury found against each defendant on the intentional tort claims. The jury also awarded approximately $17 million in punitive damages against PM USA, approximately $17 million in punitive damages against R.J. Reynolds, approximately $13 million in punitive damages against Lorillard and approximately $8 million in punitive damages against Liggett Group.

In May and June, 2012, the defendants filed motions to set aside the verdict and for a new trial. In August 2012, the trial court denied the remaining post-trial motions and entered final judgment, reducing the total compensatory damages award to $16.1 million but leaving undisturbed the separate punitive damages awards. In September 2012, PM USA posted a bond in an amount of $1.5 million and the defendants filed a notice of appeal to the Florida Fourth District Court of Appeal.

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

July 2011	Weingart	A Palm Beach County jury returned a verdict in the amount of zero damages and allocated 3% of the fault to each of the defendants (PM USA, R.J. Reynolds and Lorillard).
In September 2011, the trial court granted plaintiff's motion for additur or a new trial, concluding that an additur of $150,000 is required for plaintiff's pain and suffering.  The trial court entered final judgment and, since PM USA was allocated 3% of the fault, its portion of the damages was $4,500. In October 2011, PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and, in November 2011, posted bonds in an aggregate amount of $48,000.

April 2011	Allen
A Duval County jury returned a verdict in favor of plaintiffs and against PM USA and R.J. Reynolds. The jury awarded a total of $6 million in compensatory damages and allocated 15% of the fault to PM USA (an amount of $900,000). The jury also awarded $17 million in punitive damages against each of the defendants.

In May 2011, the trial court entered final judgment. In October 2011, the trial court granted the defendants' motion for remittitur, reducing the punitive damages award against PM USA to $2.7 million, and denied defendants' remaining post-trial motions. PM USA filed a notice of appeal to the Florida First District Court of Appeal and posted a bond in the amount of $1.25 million in November 2011. Oral argument was heard on January 16, 2013.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Date	Plaintiff	Verdict	Post-Trial Developments
April 2011	Tullo
A Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA, Lorillard and Liggett Group. The jury awarded a total of $4.5 million in compensatory damages and allocated 45% of the fault to PM USA (an amount of $2,025,000).
In April 2011, the trial court entered final judgment. In July 2011, PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and posted a $2 million bond.
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

In April 2011, the trial court denied PM USA's post-trial motions for a new trial and to set aside the verdict. In June 2011, PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and posted an $86,000 appeal bond. On January 16, 2013, the Fourth District affirmed per curiam the trial court's decision without issuing an opinion.

August 2010	Piendle
A Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $4 million in compensatory damages and allocated 27.5% of the fault to PM USA (an amount of approximately $1.1 million). The jury also awarded $90,000 in punitive damages against PM USA.

In June 2012, the Florida Fourth District Court of Appeal affirmed per curiam the trial court's decision without issuing an opinion. In the third quarter of 2012, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $2.7 million for the judgment plus interest and associated costs and paid such amount on November 27, 2012. This litigation has concluded.

July 2010	Kayton (formerly Tate)
A Broward County jury returned a verdict in favor of the plaintiff and against PM USA. The jury awarded $8 million in compensatory damages and allocated 64% of the fault to PM USA (an amount of approximately $5.1 million). The jury also awarded approximately $16.2 million in punitive damages against PM USA.

In August 2010, the trial court entered final judgment, and PM USA filed its notice of appeal and posted a $5 million appeal bond. On November 28, 2012, the Florida Fourth District Court of Appeal reversed the punitive damages award and remanded the case for a new trial on plaintiff's conspiracy claim. Upon retrial, if the jury finds in plaintiff's favor on that claim, the original $16.2 million punitive damages award will be reinstated. PM USA filed a motion for rehearing, which was denied on January 18, 2013. On January 29, 2013, plaintiffs filed a notice to invoke discretionary jurisdiction with the Florida Supreme Court.

April 2010	Putney
A Broward County jury returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded approximately $15.1 million in compensatory damages and allocated 15% of the fault to PM USA (an amount of approximately $2.3 million). The jury also awarded $2.5 million in punitive damages against PM USA.

In August 2010, the trial court entered final judgment. PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and posted a $1.6 million appeal bond. Argument on the merits of the appeal occurred in September 2012.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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

In July 2010, the trial court entered final judgment and, in August 2010, PM USA filed its notice of appeal. In October 2010, PM USA posted a $2.5 million appeal bond. In September 2012, the Florida Fourth District Court of Appeal affirmed the compensatory damages award but reversed and remanded the punitive damages verdict. The Fourth District returned the case to the trial court for a new jury trial on the plaintiff's fraudulent concealment claim. If the jury finds in plaintiff's favor on that claim, the $10 million punitive damages award against each defendant will be reinstated. On October 8, 2012, both plaintiff and defendants filed petitions for rehearing, which the Fourth District denied on December 31, 2012. On January 14, 2013, the defendants filed a notice to invoke discretionary jurisdiction with the Florida Supreme Court. Plaintiffs filed a similar notice on January 18, 2013.

March 2010	Douglas
A Hillsborough County jury returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded $5 million in compensatory damages. Punitive damages were dismissed prior to trial. The jury allocated 18% of the fault to PM USA, resulting in an award of $900,000.

In June 2010, PM USA filed its notice of appeal and posted a $900,000 appeal bond. In March 2012, the Florida Second District Court of Appeal issued a decision affirming the judgment and upholding the use of the Engle jury findings but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants' federal due process rights. In April 2012, the defendants filed a notice to invoke discretionary jurisdiction with the Florida Supreme Court. In May 2012, the Florida Supreme Court accepted jurisdiction of the case. Argument occurred in September 2012.

November 2009	Naugle
A Broward County jury returned a verdict in favor of the plaintiff and against PM USA. The jury awarded approximately $56.6 million in compensatory damages and $244 million in punitive damages. The jury allocated 90% of the fault to PM USA.

In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages. In April 2010, PM USA filed its notice of appeal and posted a $5 million appeal bond. In August 2010, upon the motion of PM USA, the trial court entered an amended final judgment of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages to correct a clerical error. In June 2012, the Fourth District Court of Appeal affirmed the amended final judgment. In July 2012, PM USA filed a motion for rehearing. On December 12, 2012, the Fourth District withdrew its prior decision, reversed the verdict as to compensatory and punitive damages and returned the case to the trial court for a new trial on the question of damages. On December 26, 2012, the plaintiff filed a motion for rehearing en banc or for certification to the Florida Supreme Court, which was denied on January 25, 2013.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Date	Plaintiff	Verdict	Post-Trial Developments
August 2009	F. Campbell
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

A notice of appeal was filed by PM USA in September 2009, and PM USA posted a $1.95 million appeal bond. In February 2012, the Florida Fourth District Court of Appeal reversed the judgment, holding that the statute of limitations barred the plaintiff's claims. On October 17, 2012, on motion for rehearing, the Fourth District withdrew its prior decision and affirmed the trial court's judgment. On November 16, 2012, PM USA filed a notice to invoke the jurisdiction of the Florida Supreme Court. On December 5, 2012, the Florida Supreme Court granted a partial stay pending its disposition of the J. Brown case against R.J. Reynolds.

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

PM USA noticed an appeal to the Fourth District Court of Appeal in July 2009. In May 2012, the Fourth District reversed and vacated the punitive damages award and affirmed the judgment in all other respects, upholding the compensatory damages award of $1.26 million. In June 2012, both parties filed rehearing motions with the Fourth District, which were denied in September 2012. On October 15, 2012, PM USA and plaintiffs filed notices to invoke the Florida Supreme Court's discretionary jurisdiction.

▪Appeals of Engle Progeny Verdicts: Plaintiffs in various Engle progeny cases have appealed adverse rulings or verdicts, and in some cases, PM USA has cross-appealed. PM USA's appeals of adverse verdicts are discussed in the chart above.
Since the remand of B. Brown (discussed above under the heading Federal Engle Progeny Cases), several state appellate rulings have superseded the Eleventh Circuit's ruling on Florida state law. These include Martin, an Engle progeny case against R.J. Reynolds in Escambia County, J. Brown, an Engle progeny case against R.J. Reynolds in Broward County, Douglas, an Engle progeny case against PM USA, R.J. Reynolds and Liggett Group in Hillsborough County, and Koballa, an Engle progeny case against R.J. Reynolds in Volusia County. In Martin, the Florida First District Court of Appeal rejected the B. Brown ruling as a matter of state law and upheld the use of the Engle findings to relax plaintiffs' burden of proof. R.J. Reynolds had sought Florida Supreme Court review in that case but, in July 2011, the Florida Supreme Court declined to hear the appeal. In December 2011, petitions for certiorari were filed with the United States Supreme Court by R.J. Reynolds in Campbell,

Martin, Gray and Hall and by PM USA and Liggett Group in Campbell. The Supreme Court denied the defendants' certiorari petitions in March 2012.
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
In Douglas, in March 2012, the Florida Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings with respect to strict liability claims but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants' federal due process rights. In April 2012,

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

the defendants in Douglas filed a notice to invoke discretionary jurisdiction with the Florida Supreme Court. In May 2012, the Florida Supreme Court accepted jurisdiction of the case. Argument occurred in September 2012.
In Koballa, in October 2012, the Florida Fifth District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings with respect to negligence, concealment and conspiracy claims but, like Douglas, certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants' federal due process rights. On November 5, 2012, R.J. Reynolds filed an appeal to the Florida Supreme Court and the court entered a stay in the case pending resolution of the Douglas case.
As noted above in Federal Engle Progeny Cases, there has been no federal appellate review of the federal due process issues raised by the use of findings from the original Engle trial in Engle progeny cases, although several appeals brought by R.J. Reynolds are pending.
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
As of December 31, 2012, PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants' cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants' cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.
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
In May 2012, after defendants challenged plaintiffs' counsel's request that defendants pay their attorneys' fees directly, as opposed to out of the court-supervised fund, the parties reached a settlement on the amount of fees and costs to be awarded to plaintiffs' counsel. Plaintiffs agreed that any recovery of fees and costs would come from the court-supervised fund, not the defendants, and indicated they would seek approximately $114 million from the fund. In exchange, defendants agreed to waive 50% of their right to a refund of any unspent money in the fund after the 10-year program is completed. The agreement is not contingent on the trial court's granting plaintiffs' request for additional costs and fees. The trustee of the fund intervened to challenge whether the plaintiffs' lawyers should get any money from the fund or, alternatively, the amount they would recover from the fund. On December 20, 2012, the trial court awarded the plaintiffs' counsel attorneys' fees in an amount of approximately $103 million, all of which have now been paid from the fund.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
In Donovan, the Supreme Judicial Court of Massachusetts, in answering questions certified to it by the district court, held in October 2009 that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The court also ruled that whether or not the case is barred by the applicable statute of limitations is a factual issue to be determined by the trial court. The case was remanded to federal court for further proceedings. In June 2010, the district court granted in part the plaintiffs' motion for class certification, certifying the class as to plaintiffs' claims for breach of implied warranty and violation of the Massachusetts Consumer Protection Act, but denying certification as to plaintiffs' negligence claim. In July 2010, PM USA petitioned the United States Court of Appeals for the First Circuit for appellate review of the class certification decision. The petition was denied in September 2010. As a remedy, plaintiffs have proposed a 28-year medical monitoring program with an approximate cost of $190 million. In April 2011, plaintiffs moved to amend their class certification to extend the cut-off date for individuals to satisfy the class membership criteria from December 14, 2006 to August 1, 2011. The district court granted this motion in May 2011. In June 2011, plaintiffs filed various motions for summary judgment and to strike affirmative defenses, which the district court denied in March 2012 without prejudice. In October 2011, PM USA filed a motion for class decertification, which motion was denied in March 2012. A trial date has not been set.

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
Health Care Cost Recovery Litigation
▪Overview: In the health care cost recovery litigation, governmental entities seek reimbursement of health care cost expenditures allegedly caused by tobacco products and, in some cases, of future expenditures and damages as well. Relief sought by some but not all plaintiffs includes punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, additional disclosure of nicotine yields, and payment of attorney and expert witness fees.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA and Altria Group, Inc., in Israel (dismissed), the Marshall Islands (dismissed), and Canada (9) and other entities have stated that they are considering filing such actions.
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
Since the beginning of 2008, the Canadian Provinces of New Brunswick, Ontario, Newfoundland and Labrador, Quebec, Alberta, Manitoba, Saskatchewan and Prince Edward Island have brought health care reimbursement claims against cigarette manufacturers. PM USA is named as a defendant in the British Columbia and Quebec cases, while both Altria Group, Inc. and PM USA are named as defendants in the New Brunswick, Ontario, Newfoundland and Labrador, Alberta, Manitoba, Saskatchewan and Prince Edward Island cases. The province of Nova Scotia and the territory of Nunavut have enacted similar legislation or are in the process of enacting similar legislation. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.
▪Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the "State Settlement Agreements"). The State Settlement Agreements require that the original participating manufacturers make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500 million. For the years ended December 31, 2012, 2011 and 2010, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 ("FETRA") was approximately $4.9 billion, $4.8 billion and $4.8 billion, respectively.
The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.
Possible Adjustments in MSA Payments for 2003 - 2011
Pursuant to the provisions of the MSA, domestic tobacco product manufacturers, including PM USA, who are original signatories to the MSA (the "Original Participating Manufacturers" or "OPMs") are participating in proceedings that may result in downward adjustments to the amounts paid by the OPMs and the other MSA-participating manufacturers to the states and territories that are parties to the MSA for each of the years 2003 - 2011. The proceedings relate to an MSA payment adjustment (the "NPM Adjustment") based on the collective loss of market share for the relevant year by all participating manufacturers who are subject to the payment obligations and marketing restrictions of the MSA to non-participating manufacturers ("NPMs") who are not subject to such obligations and restrictions.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
An independent economic consulting firm, jointly selected by the MSA parties, determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers' collective loss of market share for each of the years 2003 - 2005. A different independent economic consulting firm, jointly selected by the MSA parties, determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers' collective loss of market share for the year 2006. Following the firm's determination for 2006, the OPMs and the states agreed that the states would not contest that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers' collective loss of market share for the years 2007, 2008 and 2009. Accordingly, the OPMs and the states have agreed that no "significant factor" determination by an independent economic consulting firm will be necessary with respect to the participating manufacturers' collective loss of market share for the years 2007, 2008 and 2009 (the "significant factor agreement"). This agreement became effective for 2007, 2008 and 2009 on February 1, 2010, 2011 and 2012, respectively. The OPMs and the states have agreed to extend the significant factor agreement to apply to the participating manufacturers' collective loss of market share for 2010 and 2011, as well as to any collective loss of market share that the participating manufacturers experience for 2012. This agreement will become effective for 2010 on February 1, 2013 and for 2011 on February 1, 2014. If the MSA's Independent Auditor determines that the participating manufacturers collectively lost market share for 2012, this agreement will become effective for 2012 on February 1, 2015.
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
Once a significant factor determination in favor of the participating manufacturers for a particular year has been made by an economic consulting firm, or the states' agreement not to contest significant factor for a particular year has become effective, PM USA has the right under the MSA to pay the disputed amount of the NPM Adjustment for that year into a disputed payments account ("DPA") or withhold it altogether. PM USA has made its full MSA payment due in

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

each year from 2006 - 2010 to the states (subject to a right to recoup the NPM Adjustment amount in the form of a credit against future MSA payments), even though it had the right to deduct the disputed amounts of the 2003 - 2007 NPM Adjustments, as described above, from such MSA payments. PM USA paid its share of the amount of the disputed 2008 and 2009 NPM Adjustments shown below into the DPA in connection with its MSA payments due in 2011 and 2012, respectively. The approximate maximum principal amounts of PM USA's share of the disputed NPM Adjustment for the years 2003 through 2011, as currently calculated by the MSA's Independent Auditor, are as follows (the amounts shown below do not include the interest or earnings thereon to which PM USA believes it would be entitled in the manner provided in the MSA and do not reflect the partial liability reduction for the 2003 NPM Adjustment pursuant to the arbitration agreement described above):

Year for which NPM Adjustment calculated	2003	2004	2005	2006	2007	2008	2009	2010	2011

Year in which deduction for NPM Adjustment may be taken	2006	2007	2008	2009	2010	2011	2012	2013	2014

PM USA's Approximate Share of Disputed NPM Adjustment (in millions)	$337	$388	$181	$154	$185	$252	$206	$208	$137
Effective December 17, 2012, PM USA, the other OPMs and certain other participating manufacturers entered into a Term Sheet with 17 MSA states, the District of Columbia and Puerto Rico for settlement of the 2003 - 2012 NPM Adjustments with those states and territories (the "signatory States"). The Term Sheet is subject to approval by the arbitration panel in the pending NPM Adjustment arbitration, which could come in the form of a stipulated award. While it is possible that additional MSA states may subsequently join the Term Sheet, states that have not joined the Term Sheet (the "non-signatory States") have raised potential objections concerning the Term Sheet with the arbitration panel. Also, a number of non-signatory States have indicated that they may attempt to take action in state court to prevent the settlement from proceeding or to seek other relief with respect to the settlement. No assurance can be given that the arbitration panel will issue the order necessary for the Term Sheet to proceed or that the objections or any other such actions by non-signatory States will be resolved in a manner favorable to PM USA. PM USA continues to reserve all rights regarding the NPM Adjustments with respect to the non-signatory States.
Under the Term Sheet, the OPMs will receive reductions to future MSA payments in an amount equal to 46% of the signatory States' aggregate allocable share of the OPMs' aggregate 2003 - 2012 NPM Adjustments. The OPMs have agreed that, subject to certain conditions, PM USA will receive approximately 28% of such reduction (which is the maximum percentage allocation of the total 2003 - 2012 NPM Adjustments to which PM USA was entitled under the MSA); R.J. Reynolds will receive approximately 60% of such reductions; and Lorillard will receive approximately 12% of such reductions. Based on the identity of the current signatory States and an estimate of the 2012 NPM Adjustment, PM USA expects to receive a reduction in its MSA payment obligation of approximately $450 million. This estimated amount is subject to change depending on a variety of factors related to the calculation of the reductions. If the Term Sheet proceeds, PM USA would record the amount as a corresponding increase in its reported pre-tax earnings.

Subject to certain conditions, PM USA expects to receive all of its reduction under the Term Sheet through a credit against its April 2013 MSA payment. R.J. Reynolds and Lorillard are expected to receive part of their reductions through credits against their April 2013 MSA payments and part through reductions in their MSA payments in April 2014 - April 2017.
As part of the settlement, each of the signatory States will receive its portion of over $4 billion from the DPA. In this context, PM USA will authorize release to the signatory States of their allocable share of the $458 million that PM USA has paid into the DPA (plus the accumulated earnings thereon), which amounts to approximately $190 million.
The Term Sheet also provides that the NPM Adjustment provision will be revised and streamlined as to the signatory States for years after 2012. In connection with the settlement, the formula for allocating among the OPMs the revised NPM Adjustments applicable in the future to the signatory States will be modified in a manner favorable to PM USA, although the extent to which it is favorable to PM USA will be dependent upon certain future events, including the future relative market shares of the OPMs.
Except to the extent that a settlement under the Term Sheet proceeds and except with respect to the non-contested non-signatory States in regard to the 2003 NPM Adjustment, PM USA intends to pursue vigorously the disputed NPM Adjustments for 2003 - 2011 through the arbitration proceedings described above. If the Term Sheet proceeds, the maximum principal amounts of PM USA's share of the disputed NPM Adjustments for 2003 - 2012 set forth in the table above are subject to being reduced to reflect the settlement under the Term Sheet in a manner to be determined. PM USA believes that such determination would be made as part of the arbitration proceedings, but some non-signatory States have indicated that they may take the position that the determination would be made by state courts. In addition, the amounts in such table may be recalculated by the MSA's Independent Auditor if it receives information that is different from or in addition to the information on which it based these

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

calculations, including, among other things, if it receives revised sales volumes from any participating manufacturer. Disputes among the manufacturers could also reduce the foregoing amounts. The availability and the precise amount of any NPM Adjustment for 2003 - 2011 obtained through such proceedings (as opposed to the settlement) will not be finally determined until 2013 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers would ultimately receive any adjustment as a result of these proceedings, and the amount of any adjustment received for a year could be less than the amount for that year listed above. If the OPMs do receive such an adjustment through these proceedings (apart from the Term Sheet), the adjustment would be allocated among the OPMs pursuant to the MSA's provisions. It is expected that PM USA would receive its share of any adjustments for 2003 - 2007 in the form of a credit against future MSA payments and its share of any adjustment for 2008 or 2009 in the form of a withdrawal from the DPA.
▪Other Disputes Related to MSA Payments: In addition to the disputed NPM Adjustments described above, MSA states and participating manufacturers, including PM USA, are conducting another arbitration to resolve certain other disputes related to the calculation of the participating manufacturers' payments under the MSA. PM USA disputes the method by which ounces of "roll your own" tobacco have been converted to cigarettes for purposes of calculating the downward volume adjustments to its MSA payments. PM USA believes that, for the years 2004 − 2012, the use of an incorrect conversion method resulted in excess MSA payments by PM USA in those years of approximately $92 million in the aggregate. If PM USA prevails on this issue, it would be entitled to a credit against future MSA payments in that amount, plus interest. In addition, PM USA seeks application of what it believes to be the correct method for payments to be made in years subsequent to 2012.
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
This arbitration proceeding concluded on December 13, 2012, but the panel has not issued a ruling. No assurance can be given that PM USA will prevail in this arbitration.
▪Other MSA-Related Litigation: Without naming PM USA or any other private party as a defendant, NPMs and/or their distributors or customers have filed several legal challenges to the MSA and related legislation. New York state officials and the Attorneys General of a number of other states were defendants in a lawsuit (King, formerly Pryor) filed in the United States District Court for the Southern District of New York in which plaintiffs alleged that the MSA and/or related legislation violated federal antitrust laws and the Commerce Clause of the United States Constitution. In March 2011, the trial court granted summary judgment on all claims for the New York state officials. Plaintiffs appealed to the United States Court of Appeals for the Second Circuit. In June 2012, the Second Circuit dismissed that appeal pursuant to a stipulation of the parties, concluding the litigation.
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
Federal Government's Lawsuit
In 1999, the United States government filed a lawsuit in the United States District Court for the District of Columbia against various cigarette manufacturers, including PM USA, and others, including Altria Group, Inc., asserting claims under three federal statutes, namely the Medical Care Recovery Act ("MCRA"), the MSP provisions of the Social Security Act and the civil provisions of RICO. Trial of the case ended in June 2005. The lawsuit sought to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants' fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans' health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleged that such costs total more than $20 billion annually. It also sought what it alleged to be equitable and declaratory relief, including disgorgement of profits that arose from defendants' allegedly tortious conduct, an injunction prohibiting certain actions by the defendants, and a declaration that the defendants are liable for the federal government's future costs of providing health care resulting from defendants' alleged past tortious and wrongful conduct. In September 2000, the trial court dismissed the government's MCRA and MSP claims, but permitted discovery to proceed on the government's claims for relief under the civil provisions of RICO.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

the United States Supreme Court for further review of the Court of Appeals' ruling that disgorgement is not an available remedy, and in October 2005, the Supreme Court denied the petition.
In June 2005, the government filed with the trial court its proposed final judgment seeking remedies of approximately $14 billion, including $10 billion over a five-year period to fund a national smoking cessation program and $4 billion over a 10-year period to fund a public education and counter-marketing campaign. Further, the government's proposed remedy would have required defendants to pay additional monies to these programs if targeted reductions in the smoking rate of those under 21 were not achieved according to a prescribed timetable. The government's proposed remedies also included a series of measures and restrictions applicable to cigarette business operations, including, but not limited to, restrictions on advertising and marketing, potential measures with respect to certain price promotional activities and research and development, disclosure requirements for certain confidential data and implementation of a monitoring system with potential broad powers over cigarette operations.
In August 2006, the federal trial court entered judgment in favor of the government. The court held that certain defendants, including Altria Group, Inc. and PM USA, violated RICO and engaged in seven of the eight "sub-schemes" to defraud that the government had alleged. Specifically, the court found that:

▪	defendants falsely denied, distorted and minimized the significant adverse health consequences of smoking;

▪	defendants hid from the public that cigarette smoking and nicotine are addictive;

▪	defendants falsely denied that they control the level of nicotine delivered to create and sustain addiction;

▪	defendants falsely marketed and promoted "low tar/light" cigarettes as less harmful than full-flavor cigarettes;

▪	defendants falsely denied that they intentionally marketed to youth;

▪	defendants publicly and falsely denied that ETS is hazardous to non-smokers; and

▪	defendants suppressed scientific research.
The court did not impose monetary penalties on the defendants, but ordered the following relief: (i) an injunction against "committing any act of racketeering" relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against "making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States public and that misrepresents or suppresses information concerning cigarettes"; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including "lights," "ultra lights" and "low tar," which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of "corrective statements" in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking "low tar" or "light" cigarettes, defendants' manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure on defendants' public document websites and in the Minnesota document repository of all documents produced to the government in the lawsuit or produced in any future court or administrative action concerning smoking and health until 2021, with certain additional requirements as to documents withheld from production under a claim of privilege or confidentiality; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedule as defendants now follow in disclosing such data to the Federal Trade Commission ("FTC") for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette businesses within the United States; and (ix) payment of the government's costs in bringing the action.
The defendants appealed and, in May 2009, a three judge panel of the Court of Appeals for the District of Columbia Circuit issued a per curiam decision largely affirming the trial court's judgment against defendants and in favor of the government. Although the panel largely affirmed the remedial order that was issued by the trial court, it vacated the following aspects of the order:

▪	its application to defendants' subsidiaries;

▪	the prohibition on the use of express or implied health messages or health descriptors, but only to the extent of extraterritorial application;

▪	its point-of-sale display provisions; and

▪	its application to Brown & Williamson Holdings.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
Remaining issues pending include: (i) the specifics relating to the court-ordered corrective statements and (ii) the requirements related to point-of-sale signage. On November 27, 2012, the district court issued its order specifying the content of the corrective statements described above. The district court's order requires that the parties engage in negotiations with the special master regarding implementation of the corrective statements remedy, which negotiations are to conclude by March 2013. Unresolved issues will be decided by the special master and the court. The defendants filed a notice of appeal from the corrective statements order on January 25, 2013 and a motion to hold the notice of appeal in abeyance on January 30, 2013.
In December 2011, the parties to the lawsuit entered into an agreement as to the issues concerning the document repository. Pursuant to this agreement, PM USA agreed to deposit an amount of approximately $3.1 million into the district court in installments over a five-year period.
"Lights/Ultra Lights" Cases
▪Overview: Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms "Lights" and/or "Ultra Lights" constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of December 31, 2012, a total of 14 such cases were pending in the United States. Three of these cases were pending in U.S. federal courts as discussed below. The other cases were pending in various U.S. state courts. In addition, a purported "Lights" class action is pending against PM USA in Israel.
In the one "Lights" case pending in Israel (El-Roy), hearings on plaintiffs' motion for class certification were held in November and December 2008, and an additional hearing on class certification was held in November 2011. On November 28, 2012, the trial court denied the plaintiffs' motion for class certification and ordered the plaintiffs to pay the defendants approximately $100,000 in attorney fees. Plaintiffs in that case have noticed an appeal. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.
▪The Good Case: In May 2006, a federal trial court in Maine granted PM USA's motion for summary judgment in Good, a purported "Lights" class action, on the grounds that plaintiffs' claims are preempted by the Federal Cigarette Labeling and Advertising Act ("FCLAA") and dismissed the case. In December 2008, the United States Supreme Court ruled that plaintiffs' claims are not barred by federal preemption. Although the Court rejected the argument that the FTC's actions were so extensive with respect to the descriptors that the state law claims were barred as a matter of federal law, the Court's decision was limited: it did not address the ultimate merits of plaintiffs' claim, the viability of the action as a class action, or other state law issues. The case was returned to the federal court in Maine and consolidated with other federal cases in the multidistrict litigation

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

proceeding discussed below. In June 2011, the plaintiffs voluntarily dismissed the case without prejudice after the district court denied plaintiffs' motion for class certification, concluding the litigation.
▪Federal Multidistrict Proceeding and Subsequent Developments: Since the December 2008 United States Supreme Court decision in Good, and through December 31, 2012, 24 purported "Lights" class actions were served upon PM USA and, in certain cases, Altria Group, Inc. These cases were filed in 14 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA and were transferred and consolidated by the Judicial Panel on Multidistrict Litigation ("JPMDL") before the United States District Court for the District of Maine for pretrial proceedings ("MDL proceeding").
In November 2010, the district court in the MDL proceeding denied plaintiffs' motion for class certification in four cases, covering the jurisdictions of California, the District of Columbia, Illinois and Maine. These jurisdictions were selected by the parties as sample cases, with two selected by plaintiffs and two selected by defendants. Plaintiffs sought appellate review of this decision but, in February 2011, the United States Court of Appeals for the First Circuit denied plaintiffs' petition for leave to appeal. Later that year, plaintiffs in 13 cases voluntarily dismissed without prejudice their cases. In April 2012, the JPMDL remanded the remaining four cases (Phillips, Tang, Wyatt and Cabbat) back to the federal district courts in which the suits originated. In Tang, which was pending in the United States District Court for the Eastern District of New York, the plaintiffs voluntarily dismissed the case without prejudice in July 2012, concluding the litigation.
In Phillips, which is now pending in the United States District Court for the Northern District of Ohio, defendants filed in June 2012 a motion for partial judgment on the pleadings on plaintiffs' class action consumer sales practices claims and a motion for judgment on the pleadings on plaintiffs' state deceptive trade practices claims. A hearing on plaintiff's motion for class certification currently is set for August 30, 2013.
In Cabbat, which is pending in the United States District Court for the District of Hawaii, plaintiffs in July 2012 amended their complaint, adding a claim for unjust enrichment and dropping their claims for breach of express and implied warranty.
In Wyatt, which is pending in the United States District Court for the Eastern District of Wisconsin, plaintiffs filed a motion for class certification on January 11, 2013.
▪"Lights" Cases Dismissed, Not Certified or Ordered De-Certified: To date, in addition to the district court in the MDL proceeding, 16 courts in 17 "Lights" cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.
Trial courts in Arizona, Illinois, Kansas, New Jersey, New Mexico, Oregon, Tennessee and Washington have refused to grant class certification or have dismissed plaintiffs' class action allegations. Plaintiffs voluntarily dismissed a case in Michigan after a trial court dismissed the claims plaintiffs asserted under the Michigan Unfair Trade and Consumer Protection Act.
Several appellate courts have issued rulings that either affirmed rulings in favor of Altria Group, Inc. and/or PM USA or reversed rulings entered in favor of plaintiffs. In Florida, an intermediate appellate court overturned an order by a trial court that granted class certification in Hines. The Florida Supreme Court denied review in January 2008. The Supreme Court of Illinois has overturned a judgment that awarded damages to a certified class in the Price case. See The Price Case below for further discussion. In Louisiana, the United States Court of Appeals for the Fifth Circuit dismissed a purported "Lights" class action brought in Louisiana federal court (Sullivan) on the grounds that plaintiffs' claims were preempted by the FCLAA. In New York, the United States Court of Appeals for the Second Circuit overturned a decision by a New York trial court in Schwab that granted plaintiffs' motion for certification of a nationwide class of all United States residents that purchased cigarettes in the United States that were labeled "Light" or "Lights." In July 2010, plaintiffs in Schwab voluntarily dismissed the case with prejudice. In Ohio, the Ohio Supreme Court overturned class certifications in the Marrone and Phillips cases. Plaintiffs voluntarily dismissed without prejudice both cases in August 2009, but refiled in federal court (discussed above). The Supreme Court of Washington denied a motion for interlocutory review filed by the plaintiffs in the Davies case that sought review of an order by the trial court that refused to certify a class. Plaintiffs subsequently voluntarily dismissed the Davies case with prejudice. In August 2011, the United States Court of Appeals for the Seventh Circuit affirmed the Illinois federal district court's dismissal of "Lights" claims brought against PM USA in the Cleary case. In Curtis, a certified class action, in May 2012, the Minnesota Supreme Court affirmed the trial court's entry of summary judgment in favor of PM USA, concluding this litigation.
In Lawrence, in August 2012, the New Hampshire Supreme Court reversed the trial court's order to certify a class and subsequently denied plaintiffs' rehearing petition. On October 26, 2012, the case was dismissed after plaintiffs filed a motion to dismiss the case with prejudice, concluding this litigation.
In Oregon (Pearson), a state court denied plaintiff's motion for interlocutory review of the trial court's refusal to certify a class. In February 2007, PM USA filed a motion for summary judgment based on federal preemption and the Oregon statutory exemption. In September 2007, the district

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
In June 2007, the United States Supreme Court reversed the lower court rulings in the Miner (formerly known as Watson) case that denied plaintiffs' motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendants' contention that the case must be tried in federal court under the "federal officer" statute. The case was removed to federal court in Arkansas and the case was transferred to the MDL proceeding discussed above. In November 2010, the district court in the MDL proceeding remanded the case to Arkansas state court. In December 2011, the plaintiffs voluntarily dismissed their claims against Altria Group, Inc. without prejudice. A class certification hearing is set to begin on October 22, 2013.
▪The Price Case: Trial in the Price case commenced in state court in Illinois in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In December 2005, the Illinois Supreme Court reversed the trial court's judgment in favor of the plaintiffs. In November 2006, the United States Supreme Court denied plaintiffs' petition for writ of certiorari and, in December 2006, the Circuit Court of Madison County enforced the Illinois Supreme Court's mandate and dismissed the case with prejudice.
In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the judgment entered by the trial court on remand from the 2005 Illinois Supreme Court decision overturning the verdict on the ground that the United States Supreme Court's December 2008 decision in Good demonstrated that the Illinois Supreme Court's decision was "inaccurate." PM USA filed a motion to dismiss plaintiffs' petition and, in February 2009, the trial court granted PM USA's motion on the basis that the petition was not timely filed. In March 2009, the

Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois. In February 2011, the intermediate appellate court ruled that the petition was timely filed and reversed the trial court's dismissal of the plaintiffs' petition and, in September 2011, the Illinois Supreme Court declined PM USA's petition for review. As a result, the case was returned to the trial court for proceedings on whether the court should grant the plaintiffs' petition to reopen the prior judgment. In February 2012, plaintiffs filed an amended petition, which PM USA opposed. Subsequently, in responding to PM USA's opposition to the amended petition, plaintiffs asked the trial court to reinstate the original judgment.  The trial court denied plaintiffs' petition on December 12, 2012. On January 8, 2013, plaintiffs filed a notice of appeal with the Fifth Judicial District. On January 16, 2013, PM USA filed a motion asking the Illinois Supreme Court to immediately exercise its jurisdiction over the appeal.
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
▪State Trial Court Class Certifications: State trial courts have certified classes against PM USA in several jurisdictions. Over time, several such cases have been dismissed by the courts at the summary judgment stage. Certified class actions remain pending in California (Brown), Massachusetts (Aspinall) and Missouri (Larsen). Significant developments in these cases include:

▪
Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA's motion for summary judgment and granted plaintiffs' motion for summary judgment on the defenses of federal preemption and a state law exemption to Massachusetts' consumer protection statute. On motion of the parties, the trial court subsequently reported its decision to deny summary judgment to the appeals court for review and stayed further proceedings pending completion of the appellate review. In December 2008, subsequent to the United States Supreme Court's decision in Good, the Massachusetts Supreme Judicial Court issued an order requesting that the parties advise the court within 30 days whether the Good decision is dispositive of federal preemption issues pending on appeal. In January 2009, PM USA notified the Massachusetts Supreme Judicial

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Court that Good is dispositive of the federal preemption issues on appeal, but requested further briefing on the state law statutory exemption issue. In March 2009, the Massachusetts Supreme Judicial Court affirmed the order denying summary judgment to PM USA and granting the plaintiffs' cross-motion. In January 2010, plaintiffs moved for partial summary judgment as to liability claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government's Lawsuit described above). In March 2012, the trial court denied plaintiffs' motion.

▪
Brown: In May 2009, the California Supreme Court reversed the trial court decision decertifying the class and remanded the case to the trial court. At this time, the sole remaining theory of liability in this action is whether the marketing of "Lights" cigarettes was deceptive to consumers. In September 2012, at the plaintiffs' request, the trial court dismissed all defendants except PM USA from the lawsuit. Trial is currently scheduled for April 19, 2013.

▪
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

Certain Other Tobacco-Related Litigation
▪Tobacco Price Case:  One case remains pending in Kansas (Smith) in which plaintiffs allege that defendants, including PM USA and Altria Group, Inc., conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs' motion for class certification was granted. In March 2012, the trial court granted defendants' motions for summary judgment. Plaintiffs sought the trial court's reconsideration of its decision, but in June 2012, the trial court denied plaintiffs' motion for reconsideration. Plaintiffs have appealed the decision, and the defendants have cross-appealed the trial court's class certification decision, to the Court of Appeals of Kansas.
▪Ignition Propensity Cases:  PM USA is currently facing litigation alleging that a fire caused by cigarettes led to individuals' deaths.  In a Kentucky case (Walker), the federal district court denied plaintiffs' motion to remand the case to state court and dismissed plaintiffs' claims in February 2009. Plaintiffs subsequently filed a notice of appeal.  In October 2011, the United States Court of Appeals for the Sixth Circuit reversed the portion of the district court decision that denied remand of the case to Kentucky state court and remanded the case to Kentucky state court. The Sixth Circuit did not address the merits of the district court's dismissal order. Defendants' petition for rehearing with the Sixth Circuit was denied in December 2011.
▪False Claims Act Case: PM USA is a defendant in a qui tam action filed in the United States District Court for the District of Columbia (United States ex rel. Anthony Oliver) alleging violation of the False Claims Act in connection with sales of cigarettes to the U.S. military. The relator contends that PM USA violated "most favored customer" provisions in government contracts and regulations by selling cigarettes to non-military customers in overseas markets at more favorable prices than it sold to the U.S. military exchange services for resale on overseas military bases in those same markets. The relator has dropped Altria Group, Inc. as a defendant and has dropped claims related to post-MSA price increases on cigarettes sold to the U.S. military. In July 2012, PM USA filed a motion to dismiss.
▪Argentine Grower Cases: PM USA and Altria Group, Inc. were named as defendants in three cases (Hupan, Chalanuk and Rodriguez Da Silva) filed in Delaware state court against multiple defendants by the parents of minor Argentine children born with alleged birth defects. Plaintiffs in these cases allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., an alleged subsidiary of PMI, and that they and their infant children were exposed directly and in utero to hazardous herbicides and pesticides used in the production and cultivation of tobacco. Plaintiffs seek compensatory and punitive damages against all defendants under U.S. and Argentine law. Altria Group, Inc. and PM USA are in discussions with PMI regarding indemnification for these cases pursuant to the Distribution Agreement between Altria Group, Inc. and PMI. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement. Discussion with other defendants regarding indemnification are also ongoing. On December 11, 2012, Altria Group, Inc. and certain other defendants were dismissed from the cases. The three

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

remaining defendants are PM USA, Philip Morris Global Brands (a subsidiary of PMI) and Monsanto Company.
UST Litigation
Claims related to smokeless tobacco products generally fall within the following categories:
First, UST and/or its tobacco subsidiaries has been named in certain actions in West Virginia (See In re: Tobacco Litigation above) brought by or on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers, and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs are five individuals alleging use of USSTC's smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products. USSTC, along with other non-cigarette manufacturers, has remained severed from such proceedings since December 2001.
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
Certain Other Actions
▪IRS Challenges to PMCC Leases: As discussed in Note 7. Finance Assets, net, Note 14. Income Taxes and Note 15. Segment Reporting above, Altria Group, Inc. entered into the Closing Agreement with the IRS in May 2012 that conclusively resolved the federal income tax treatment for all prior and future tax years of LILO and SILO transactions entered into by PMCC.
Pursuant to the Closing Agreement, Altria Group, Inc. paid $456 million in federal income taxes and related estimated interest with respect to the 2000 through 2010 tax years in June 2012. This payment is net of federal income taxes that Altria Group, Inc. paid on gains associated with sales of assets leased in the LILO and SILO transactions from January 1, 2008 through December 31, 2011. In addition, Altria Group, Inc. expects to pay approximately $50 million in state taxes and related estimated interest for the 2000 through 2010 tax years, of which $28 million was paid in 2012 with the balance expected to be paid in 2013. The tax component of these payments represents an acceleration of federal and state income taxes that Altria Group, Inc. would have otherwise paid over the lease terms of the LILO and SILO transactions.
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
Altria Group, Inc. previously paid a total of approximately $1.1 billion ($945 million in 2010) in federal income taxes and interest with respect to the LILO and SILO transactions.  Altria Group, Inc. treated the amounts paid to the IRS as deposits for financial reporting purposes pending the ultimate outcomes of the litigation and did not include such amounts in the supplemental disclosure of cash paid for income taxes on the consolidated statements of cash flows in the years paid.  During the years ended December 31, 2012 and 2011, Altria Group, Inc. relinquished its right to seek refunds of the deposits and included approximately $750 million and $362 million, respectively, in the supplemental disclosure of cash paid for income taxes on the consolidated statements of cash flows.
▪Kraft Thrift Plan Cases: Four participants in the Kraft Foods Global, Inc. Thrift Plan ("Kraft Thrift Plan"), a defined contribution plan, filed a class action complaint (George II) on behalf of all participants and beneficiaries of the Kraft Thrift

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Plan in July 2008 in the United States District Court for the Northern District of Illinois alleging breach of fiduciary duty under the Employee Retirement Income Security Act ("ERISA"). Named defendants in this action included Altria Corporate Services, Inc. (now Altria Client Services Inc.) and certain company committees that allegedly had a relationship to the Kraft Thrift Plan. Plaintiffs requested, among other remedies, that defendants restore to the Kraft Thrift Plan all losses improperly incurred. In August 2011, Altria Client Services Inc. and a company committee that allegedly had a relationship to the Kraft Thrift Plan were added as defendants in another class action previously brought by the same plaintiffs in 2006 (George I), in which plaintiffs allege defendants breached their fiduciary duties under ERISA by offering company stock funds in a unitized format and by allegedly overpaying for recordkeeping services. In June 2012, the district court approved a court-approved class-wide settlement for George I and George II that does not require any payment by the Altria Group, Inc. defendants, concluding this litigation.
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
Guarantees and Other Similar Matters
In the ordinary course of business, certain subsidiaries of

Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At December 31, 2012, subsidiaries of Altria Group, Inc. were also contingently liable for $31 million of guarantees related to their own performance, consisting primarily of surety bonds. In addition, from time to time, subsidiaries of Altria Group, Inc. issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.'s liquidity.
Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the "Distribution Agreement"), entered into as a result of Altria Group, Inc.'s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its consolidated balance sheet at December 31, 2012 as the fair value of this indemnification is insignificant.
As more fully discussed in Note 19. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria Group, Inc.'s obligations under its outstanding debt securities, borrowings under its Credit Agreement and amounts outstanding under its commercial paper program.
Redeemable Noncontrolling Interest
In September 2007, Ste. Michelle completed the acquisition of Stag's Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC ("Michelle-Antinori"), in which Ste. Michelle holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California ("Antinori"). In connection with the acquisition of Stag's Leap Wine Cellars, Ste. Michelle entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require Ste. Michelle to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori's initial investment of $27 million. The put arrangement became exercisable on September 11, 2010 and has no expiration date. As of December 31, 2012, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized on the consolidated balance sheet for the put arrangement.
The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because redemption is outside of the control of Ste. Michelle. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section on the consolidated balance sheets at December 31, 2012 and 2011.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 19. Condensed Consolidating Financial Information
PM USA, which is a wholly-owned subsidiary of Altria Group, Inc., has issued guarantees relating to Altria Group, Inc.'s obligations under its outstanding debt securities, borrowings under its Credit Agreement and amounts outstanding under its commercial paper program (the "Guarantees"). Pursuant to the Guarantees, PM USA fully and unconditionally guarantees, as primary obligor, the payment and performance of Altria Group, Inc.'s obligations under the guaranteed debt instruments (the "Obligations"), subject to release under certain customary circumstances as noted below.
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
The obligations of PM USA under the Guarantees are limited to the maximum amount as will, after giving effect to such maximum amount and all other contingent and fixed liabilities of PM USA that are relevant under Bankruptcy Law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act or any similar federal or state law to the extent applicable to the Guarantees, result in PM USA's obligations under the Guarantees not constituting a fraudulent transfer or conveyance. For this purpose, "Bankruptcy Law" means Title 11, U.S. Code, or any similar federal or state law for the relief of debtors.
PM USA will be unconditionally released and discharged from the Obligations upon the earliest to occur of:
▪the date, if any, on which PM USA consolidates with or merges into Altria Group, Inc. or any successor;
▪the date, if any, on which Altria Group, Inc. or any successor consolidates with or merges into PM USA;
▪the payment in full of the Obligations pertaining to such Guarantees; and
▪the rating of Altria Group, Inc.'s long-term senior unsecured debt by Standard & Poor's of A or higher.
At December 31, 2012, the respective principal wholly-owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

The following sets forth the condensed consolidating balance sheets as of December 31, 2012 and 2011, condensed consolidating statements of earnings and comprehensive earnings for the years ended December 31, 2012, 2011 and 2010, and condensed consolidating statements of cash flows for the years ended December 31, 2012, 2011 and 2010 for Altria Group, Inc., PM USA and Altria Group, Inc.'s other subsidiaries that are not guarantors of Altria Group, Inc.'s debt instruments (the "Non-Guarantor Subsidiaries"). The financial information is based on Altria Group, Inc.'s understanding of the Securities and Exchange Commission ("SEC") interpretation and application of Rule 3-10 of SEC Regulation S-X.
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

(in millions)	Altria Group, Inc.	PM USA
For the years ended:
December 31, 2011	$3,666	$213
December 31, 2010	$3,438	$179
For the three months ended:
March 31, 2012	$923	$59
March 31, 2011	$890	$26
This revision had no impact on Altria Group, Inc.'s consolidated statements of cash flows.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Balance Sheets
(in millions of dollars)
____________________________

at December 31, 2012	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Consumer products
Cash and cash equivalents	$2,862	$—	$38	$—	$2,900
Receivables	101	7	85	—	193
Inventories:
Leaf tobacco	—	512	364	—	876
Other raw materials	—	127	46	—	173
Work in process	—	3	346	—	349
Finished product	—	117	231	—	348
	—	759	987	—	1,746
Due from Altria Group, Inc. and subsidiaries	834	3,424	1,157	(5,415)	—
Deferred income taxes	—	1,246	16	(46)	1,216
Other current assets	—	193	175	(108)	260
Total current assets	3,797	5,629	2,458	(5,569)	6,315
Property, plant and equipment, at cost	2	3,253	1,495	—	4,750
Less accumulated depreciation	2	2,073	573	—	2,648
	—	1,180	922	—	2,102
Goodwill	—	—	5,174	—	5,174
Other intangible assets, net	—	2	12,076	—	12,078
Investment in SABMiller	6,637	—	—	—	6,637
Investment in consolidated subsidiaries	9,521	3,018	—	(12,539)	—
Due from Altria Group, Inc. and subsidiaries	4,500	—	—	(4,500)	—
Other assets	136	530	124	(365)	425
Total consumer products assets	24,591	10,359	20,754	(22,973)	32,731
Financial services
Finance assets, net	—	—	2,581	—	2,581
Due from Altria Group, Inc. and subsidiaries	—	—	14	(14)	—
Other assets	—	—	17	—	17
Total financial services assets	—	—	2,612	(14)	2,598
Total Assets	$24,591	$10,359	$23,366	$(22,987)	$35,329

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Balance Sheets (Continued)
(in millions of dollars)
____________________________

at December 31, 2012	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Consumer products
Current portion of long-term debt	$1,459	$—	$—	$—	$1,459
Accounts payable	4	155	292	—	451
Accrued liabilities:
Marketing	—	526	42	—	568
Employment costs	27	10	147	—	184
Settlement charges	—	3,610	6	—	3,616
Other	469	506	264	(154)	1,085
Dividends payable	888	—	—	—	888
Due to Altria Group, Inc. and subsidiaries	3,965	409	1,055	(5,429)	—
Total current liabilities	6,812	5,216	1,806	(5,583)	8,251
Long-term debt	12,120	—	299	—	12,419
Deferred income taxes	2,034	—	3,284	(365)	4,953
Accrued pension costs	235	—	1,500	—	1,735
Accrued postretirement health care costs	—	1,759	745	—	2,504
Due to Altria Group, Inc. and subsidiaries	—	—	4,500	(4,500)	—
Other liabilities	222	178	156	—	556
Total consumer products liabilities	21,423	7,153	12,290	(10,448)	30,418
Financial services
Deferred income taxes	—	—	1,699	—	1,699
Other liabilities	—	—	8	—	8
Total financial services liabilities	—	—	1,707	—	1,707
Total liabilities	21,423	7,153	13,997	(10,448)	32,125
Contingencies
Redeemable noncontrolling interest	—	—	34	—	34
Stockholders' Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,688	3,321	10,272	(13,593)	5,688
Earnings reinvested in the business	24,316	314	943	(1,257)	24,316
Accumulated other comprehensive losses	(2,040)	(429)	(1,891)	2,320	(2,040)
Cost of repurchased stock	(25,731)	—	—	—	(25,731)
Total stockholders' equity attributable to Altria Group, Inc.	3,168	3,206	9,333	(12,539)	3,168
Noncontrolling interests	—	—	2	—	2
Total stockholders' equity	3,168	3,206	9,335	(12,539)	3,170
Total Liabilities and Stockholders' Equity	$24,591	$10,359	$23,366	$(22,987)	$35,329

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Balance Sheets
(in millions of dollars)
____________________________

at December 31, 2011	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Consumer products
Cash and cash equivalents	$3,245	$—	$25	$—	$3,270
Receivables	174	16	78	—	268
Inventories:
Leaf tobacco	—	565	369	—	934
Other raw materials	—	128	42	—	170
Work in process	—	4	312	—	316
Finished product	—	126	233	—	359
	—	823	956	—	1,779
Due from Altria Group, Inc. and subsidiaries	403	3,007	1,765	(5,175)	—
Deferred income taxes	9	1,157	41	—	1,207
Other current assets	6	224	242	(76)	396
Total current assets	3,837	5,227	3,107	(5,251)	6,920
Property, plant and equipment, at cost	2	3,280	1,446	—	4,728
Less accumulated depreciation	2	2,005	505	—	2,512
	—	1,275	941	—	2,216
Goodwill	—	—	5,174	—	5,174
Other intangible assets, net	—	2	12,096	—	12,098
Investment in SABMiller	5,509	—	—	—	5,509
Investment in consolidated subsidiaries	7,009	3,035	—	(10,044)	—
Due from Altria Group, Inc. and subsidiaries	6,500	—	—	(6,500)	—
Other assets	941	586	111	(381)	1,257
Total consumer products assets	23,796	10,125	21,429	(22,176)	33,174
Financial services
Finance assets, net	—	—	3,559	—	3,559
Due from Altria Group, Inc. and subsidiaries	—	—	292	(292)	—
Other assets	—	—	18	—	18
Total financial services assets	—	—	3,869	(292)	3,577
Total Assets	$23,796	$10,125	$25,298	$(22,468)	$36,751

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Balance Sheets (Continued)
(in millions of dollars)
____________________________

at December 31, 2011	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Consumer products
Current portion of long-term debt	$—	$—	$600	$—	$600
Accounts payable	69	159	275	—	503
Accrued liabilities:
Marketing	—	390	40	—	430
Employment costs	29	12	184	—	225
Settlement charges	—	3,508	5	—	3,513
Other	384	623	389	(76)	1,320
Dividends payable	841	—	—	—	841
Due to Altria Group, Inc. and subsidiaries	3,792	474	1,201	(5,467)	—
Total current liabilities	5,115	5,166	2,694	(5,543)	7,432
Long-term debt	12,790	—	299	—	13,089
Deferred income taxes	1,787	—	3,345	(381)	4,751
Accrued pension costs	236	—	1,426	—	1,662
Accrued postretirement health care costs	—	1,562	797	—	2,359
Due to Altria Group, Inc. and subsidiaries	—	—	6,500	(6,500)	—
Other liabilities	188	216	198	—	602
Total consumer products liabilities	20,116	6,944	15,259	(12,424)	29,895
Financial services
Deferred income taxes	—	—	2,811	—	2,811
Other liabilities	—	—	330	—	330
Total financial services liabilities	—	—	3,141	—	3,141
Total liabilities	20,116	6,944	18,400	(12,424)	33,036
Contingencies
Redeemable noncontrolling interest	—	—	32	—	32
Stockholders' Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,674	3,283	8,238	(11,521)	5,674
Earnings reinvested in the business	23,583	210	265	(475)	23,583
Accumulated other comprehensive losses	(1,887)	(312)	(1,649)	1,961	(1,887)
Cost of repurchased stock	(24,625)	—	—	—	(24,625)
Total stockholders' equity attributable to Altria Group, Inc.	3,680	3,181	6,863	(10,044)	3,680
Noncontrolling interests	—	—	3	—	3
Total stockholders' equity	3,680	3,181	6,866	(10,044)	3,683
Total Liabilities and Stockholders' Equity	$23,796	$10,125	$25,298	$(22,468)	$36,751

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
(in millions of dollars)
_____________________________

for the year ended December 31, 2012	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$21,531	$3,110	$(23)	$24,618
Cost of sales	—	7,067	893	(23)	7,937
Excise taxes on products	—	6,831	287	—	7,118
Gross profit	—	7,633	1,930	—	9,563
Marketing, administration and research costs	210	1,867	204	—	2,281
Changes to Mondelēz & PMI tax-related receivables	(52)	—	—	—	(52)
Asset impairment and exit costs	1	59	1	—	61
Amortization of intangibles	—	—	20	—	20
Operating (expense) income	(159)	5,707	1,705	—	7,253
Interest and other debt expense (income), net	705	(3)	424	—	1,126
Loss on early extinguishment of debt	874	—	—	—	874
Earnings from equity investment in SABMiller	(1,224)	—	—	—	(1,224)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(514)	5,710	1,281	—	6,477
(Benefit) provision for income taxes	(196)	2,100	390	—	2,294
Equity earnings of subsidiaries	4,498	218	—	(4,716)	—
Net earnings	4,180	3,828	891	(4,716)	4,183
Net earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Net earnings attributable to Altria Group, Inc.	$4,180	$3,828	$888	$(4,716)	$4,180

Net earnings	$4,180	$3,828	$891	$(4,716)	$4,183
Other comprehensive losses, net of deferred income tax benefit	(153)	(117)	(242)	359	(153)
Comprehensive earnings	4,027	3,711	649	(4,357)	4,030
Comprehensive earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive earnings attributable to Altria Group, Inc.	$4,027	$3,711	$646	$(4,357)	$4,027

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
(in millions of dollars)
_____________________________

for the year ended December 31, 2011	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$21,330	$2,496	$(26)	$23,800
Cost of sales	—	6,883	823	(26)	7,680
Excise taxes on products	—	6,846	335	—	7,181
Gross profit	—	7,601	1,338	—	8,939
Marketing, administration and research costs	186	2,164	293	—	2,643
Changes to Mondelēz and PMI tax-related receivables	(14)	—	—	—	(14)
Asset impairment and exit costs	8	200	14	—	222
Amortization of intangibles	—	—	20	—	20
Operating (expense) income	(180)	5,237	1,011	—	6,068
Interest and other debt expense, net	698	61	457	—	1,216
Earnings from equity investment in SABMiller	(730)	—	—	—	(730)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(148)	5,176	554	—	5,582
(Benefit) provision for income taxes	(199)	1,930	458	—	2,189
Equity earnings of subsidiaries	3,339	153	—	(3,492)	—
Net earnings	3,390	3,399	96	(3,492)	3,393
Net earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Net earnings attributable to Altria Group, Inc.	$3,390	$3,399	$93	$(3,492)	$3,390

Net earnings	$3,390	$3,399	$96	$(3,492)	$3,393
Other comprehensive losses, net of deferred income tax benefit	(403)	(36)	(209)	245	(403)
Comprehensive earnings (losses)	2,987	3,363	(113)	(3,247)	2,990
Comprehensive earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive earnings attributable to Altria Group, Inc.	$2,987	$3,363	$(116)	$(3,247)	$2,987

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
(in millions of dollars)
_____________________________

for the year ended December 31, 2010	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$21,580	$2,809	$(26)	$24,363
Cost of sales	—	6,990	740	(26)	7,704
Excise taxes on products	—	7,136	335	—	7,471
Gross profit	—	7,454	1,734	—	9,188
Marketing, administration and research costs	147	2,280	308	—	2,735
Changes to Mondelēz and PMI tax-related receivables	169	—	—	—	169
Asset impairment and exit costs	—	24	12	—	36
Amortization of intangibles	—	—	20	—	20
Operating (expense) income	(316)	5,150	1,394	—	6,228
Interest and other debt expense, net	549	2	582	—	1,133
Earnings from equity investment in SABMiller	(628)	—	—	—	(628)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(237)	5,148	812	—	5,723
(Benefit) provision for income taxes	(329)	1,864	281	—	1,816
Equity earnings of subsidiaries	3,813	143	—	(3,956)	—
Net earnings	3,905	3,427	531	(3,956)	3,907
Net earnings attributable to noncontrolling interests	—	—	(2)	—	(2)
Net earnings attributable to Altria Group, Inc.	$3,905	$3,427	$529	$(3,956)	$3,905

Net earnings	$3,905	$3,427	$531	$(3,956)	$3,907
Other comprehensive earnings, net of deferred income taxes	77	15	25	(40)	77
Comprehensive earnings	3,982	3,442	556	(3,996)	3,984
Comprehensive earnings attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive earnings attributable to Altria Group, Inc.	$3,982	$3,442	$554	$(3,996)	$3,982

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Cash Flows
(in millions of dollars)
_____________________________

for the year ended December 31, 2012	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$3,059	$4,206	$565	$(3,927)	$3,903
Cash Provided by (Used in) Investing Activities
Consumer products
Capital expenditures	—	(35)	(89)	—	(124)
Other	—	—	(5)	—	(5)
Financial services
Proceeds from finance assets	—	—	1,049	—	1,049
Net cash (used in) provided by investing activities	—	(35)	955	—	920
Cash Provided by (Used in) Financing Activities
Consumer products
Long-term debt issued	2,787	—	—	—	2,787
Long-term debt repaid	(2,000)	—	(600)	—	(2,600)
Repurchases of common stock	(1,082)	—	—	—	(1,082)
Dividends paid on common stock	(3,400)	—	—	—	(3,400)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	1,128	(475)	(653)	—	—
Financing fees and debt issuance costs	(22)	—	—	—	(22)
Tender premiums and fees related to early extinguishment of debt	(864)	—	—	—	(864)
Cash dividends paid to parent	—	(3,690)	(237)	3,927	—
Other	11	(6)	(17)	—	(12)
Net cash used in financing activities	(3,442)	(4,171)	(1,507)	3,927	(5,193)
Cash and cash equivalents:
(Decrease) increase	(383)	—	13	—	(370)
Balance at beginning of year	3,245	—	25	—	3,270
Balance at end of year	$2,862	$—	$38	$—	$2,900

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Cash Flows
(in millions of dollars)
_____________________________

for the year ended December 31, 2011	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$3,515	$3,775	$202	$(3,879)	$3,613
Cash Provided by (Used in) Investing Activities
Consumer products
Capital expenditures	—	(26)	(79)	—	(105)
Other	—	1	1	—	2
Financial services
Proceeds from finance assets	—	—	490	—	490
Net cash (used in) provided by investing activities	—	(25)	412	—	387
Cash Provided by (Used in) Financing Activities
Consumer products
Long-term debt issued	1,494	—	—	—	1,494
Repurchases of stock	(1,327)	—	—	—	(1,327)
Dividends paid on common stock	(3,222)	—	—	—	(3,222)
Issuances of common stock	29	—	—	—	29
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	441	(28)	(413)	—	—
Financing fees and debt issuance costs	(24)	—	—	—	(24)
Cash dividends paid to parent	—	(3,666)	(213)	3,879	—
Other	41	(56)	21	—	6
Net cash used in financing activities	(2,568)	(3,750)	(605)	3,879	(3,044)
Cash and cash equivalents:
Increase	947	—	9	—	956
Balance at beginning of year	2,298	—	16	—	2,314
Balance at end of year	$3,245	$—	$25	$—	$3,270

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Cash Flows
(in millions of dollars)
_____________________________

for the year ended December 31, 2010	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$2,726	$3,172	$486	$(3,617)	$2,767
Cash Provided by (Used in) Investing Activities
Consumer products
Capital expenditures	—	(54)	(114)	—	(168)
Other	—	3	112	—	115
Financial services
Proceeds from finance assets	—	—	312	—	312
Net cash (used in) provided by investing activities	—	(51)	310	—	259
Cash Provided by (Used in) Financing Activities
Consumer products
Long-term debt issued	1,007	—	—	—	1,007
Long-term debt repaid	(775)	—	—	—	(775)
Dividends paid on common stock	(2,958)	—	—	—	(2,958)
Issuances of common stock	104	—	—	—	104
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	279	325	(604)	—	—
Financing fees and debt insurance costs	(6)	—	—	—	(6)
Cash dividends paid to parent	—	(3,438)	(179)	3,617	—
Other	59	(8)	(6)	—	45
Net cash used in financing activities	(2,290)	(3,121)	(789)	3,617	(2,583)
Cash and cash equivalents:
Increase	436	—	7	—	443
Balance at beginning of year	1,862	—	9	—	1,871
Balance at end of year	$2,298	$—	$16	$—	$2,314

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 20. Quarterly Financial Data (Unaudited)

	2012 Quarters
(in millions, except per share data)	1st (a)	2nd	3rd	4th
Net revenues	$5,647	$6,487	$6,242	$6,242
Gross profit	$2,202	$2,494	$2,484	$2,383
Net earnings	$1,195	$1,226	$657	$1,105
Net earnings attributable to noncontrolling interests	—	(1)	—	(2)
Net earnings attributable to Altria Group, Inc.	$1,195	$1,225	$657	$1,103
Per share data:
Basic EPS attributable to Altria Group, Inc.	$0.59	$0.60	$0.32	$0.55
Diluted EPS attributable to Altria Group, Inc.	$0.59	$0.60	$0.32	$0.55
Dividends declared	$0.41	$0.41	$0.44	$0.44
Market price — high	$31.00	$34.60	$36.29	$34.25
— low	$28.00	$30.74	$32.72	$30.01
	2011 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$5,643	$5,920	$6,108	$6,129
Gross profit	$2,148	$1,972	$2,445	$2,374
Net earnings	$938	$444	$1,174	$837
Net earnings attributable to noncontrolling interests	(1)	—	(1)	(1)
Net earnings attributable to Altria Group, Inc.	$937	$444	$1,173	$836
Per share data:
Basic EPS attributable to Altria Group, Inc.	$0.45	$0.21	$0.57	$0.41
Diluted EPS attributable to Altria Group, Inc.	$0.45	$0.21	$0.57	$0.41
Dividends declared	$0.38	$0.38	$0.41	$0.41
Market price — high	$26.27	$28.13	$27.41	$30.40
— low	$23.34	$25.81	$23.20	$25.94
During 2012 and 2011, the following pre-tax charges or (gains) were included in net earnings attributable to Altria Group, Inc.:

	2012 Quarters
(in millions)	1st	2nd	3rd	4th
Asset impairment, exit and implementation costs	$4	$25	$11	$16
Tobacco and health judgments, including accrued interest	—	1	3	1
PMCC decrease to allowance for losses and recoveries	—	(11)	(33)	—
Reduction to cumulative lease earnings related to the Closing Agreement	—	7	—	—
SABMiller special items (a)	(309)	26	19	16
Loss on early extinguishment of debt	—	—	874	—
	$(305)	$48	$874	$33
	2011 Quarters
(in millions)	1st	2nd	3rd	4th
Asset impairment, exit, implementation and integration costs	$2	$3	$1	$220
Tobacco and health judgments, including accrued interest	—	41	—	121
UST acquisition-related costs	4	—	1	1
PMCC (decrease) increase to allowance for losses	—	—	(35)	60
Reduction to cumulative lease earnings related to the 2011 PMCC Leveraged Lease Charge	—	490	—	—
SABMiller special items	(32)	57	11	46
	$(26)	$591	$(22)	$448

(a)
During the second quarter of 2012, Altria Group, Inc. determined that it had not recorded in its financial statements for the three months ended March 31, 2012, its share of non-cash gains from its equity investment in SABMiller, relating to SABMiller's strategic alliance transactions with Anadolu Efes and Castel that were closed during the first quarter of 2012. Because Altria Group, Inc. did not record these gains, it understated by $342 million, $222 million and $0.11 earnings before income taxes, net earnings and diluted earnings per share attributable to Altria Group, Inc., respectively, for the three months ended March 31, 2012. Altria Group, Inc. revised its first quarter of 2012 financial statements and reflected this revision in the financial statements as of and for the six months ended June 30, 2012. Financial results for the first quarter of 2012 reported above reflect this revision.

As discussed in Note 14. Income Taxes, Altria Group, Inc. has recognized income tax benefits and charges in the consolidated statements of earnings during 2012 and 2011 as a result of various tax events.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Altria Group, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity, and cash flows, present fairly, in all material respects, the financial position of Altria Group, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Altria Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Altria Group, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on Altria Group, Inc.'s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
January 31, 2013
Richmond, Virginia

Report of Management On Internal Control Over Financial Reporting

Management of Altria Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Altria Group, Inc.’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:
■  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Altria Group, Inc.;
■  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;
■  provide reasonable assurance that receipts and expenditures of Altria Group, Inc. are being made only in accordance with the authorization of management and directors of Altria Group, Inc.; and
■  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.
Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of Altria Group, Inc.'s internal control over financial reporting as of December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of Altria Group, Inc.'s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2012, Altria Group, Inc. maintained effective internal control over financial reporting.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of Altria Group, Inc. included in this report, has audited the effectiveness of Altria Group, Inc.'s internal control over financial reporting as of December 31, 2012, as stated in their report herein.

January 31, 2013

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Altria Group, Inc. carried out an evaluation, with the participation of Altria Group, Inc.'s management, including Altria Group, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Altria Group, Inc.'s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, Altria Group, Inc.'s Chief Executive Officer and Chief Financial Officer concluded that Altria Group, Inc.'s disclosure controls and procedures are effective. There have been no changes in Altria Group, Inc.'s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Altria Group, Inc.'s internal control over financial reporting.
The Report of Independent Registered Public Accounting Firm and the Report of Management on Internal Control over Financial Reporting are included in Item 8.

Item 9B. Other Information.
 None.

Part III
Except for the information relating to the executive officers set forth in Item 10, and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to Altria Group, Inc.'s definitive proxy statement for use in connection with its Annual Meeting of Shareholders to be held on May 16, 2013 that will be filed with the Securities and Exchange Commission on or about April 4, 2013 (the "proxy statement"), and, except as indicated therein, made a part hereof.

Item 10. Directors, Executive Officers and Corporate Governance.
Refer to "Proposals Requiring Your Vote - Proposal 1 - Election of Directors," "Ownership of Equity Securities of the Company - Section 16(a) Beneficial Ownership Reporting Compliance" and "Board and Governance Matters - Committees of the Board of Directors" sections of the proxy statement.
Executive Officers as of February 15, 2013:

Name	Office	Age
Martin J. Barrington	Chairman of the Board and Chief Executive Officer	59
David R. Beran	President and Chief Operating Officer	58
Ivan S. Feldman	Vice President and Controller	46
Michael B. French	Senior Vice President and Chief Marketing and Innovation Officer, Altria Client Services Inc.	58
William F. Gifford, Jr.	President and Chief Executive Officer, Philip Morris USA Inc.	42
Louanna O. Heuhsen	Vice President, Corporate Governance and Associate General Counsel	62
Craig A. Johnson	President and Chief Executive Officer, Altria Group Distribution Company	60
Denise F. Keane	Executive Vice President and General Counsel	60
Salvatore Mancuso	Vice President and Treasurer, Finance and Strategy	47
John R. Nelson	Executive Vice President and Chief Technology Officer	60
Brian W. Quigley	President and Chief Executive Officer, U.S. Smokeless Tobacco Company LLC	39
W. Hildebrandt Surgner, Jr.	Corporate Secretary and Senior Assistant General Counsel	47
Howard A. Willard III	Executive Vice President and Chief Financial Officer	49
Charles N. Whitaker	Senior Vice President, Human Resources & Compliance and Chief Compliance Officer	46
All of the above-mentioned officers have been employed by Altria Group, Inc. or its subsidiaries in various capacities during the past five years, except for Ms. Heuhsen, who joined in 2008 after serving as a partner in the law firm of Hunton &

Williams LLP, and Mr. French, who joined in 2012 following the retirement of Nancy E. Brennan. Mr. French joined the company after having served as Senior Vice President, Corporate Strategy at Brown Forman Corporation, one of the leading American-owned companies in the wine and spirits business, from March 2007 until May 2011. From May 2011 until joining Altria Client Services Inc., Mr. French worked as a private marketing and strategy consultant. On February 24, 2012, Mr. Feldman was appointed Vice President and Controller, following Linda M. Warren's decision to retire. Mr. Feldman has been continuously employed by Altria Client Services Inc. in positions overseeing financial reporting and analysis since June 2000.
Upon the retirement of Michael E. Szymanczyk as Chairman and Chief Executive Officer of Altria Group, Inc., effective as of the conclusion of Altria Group, Inc.'s Annual Meeting of Shareholders on May 17, 2012, Mr. Barrington became Chairman and Chief Executive Officer of Altria Group, Inc. and Mr. Beran became President and Chief Operating Officer. Mr. Szymanczyk's status as an executive officer terminated on May 17, 2012.
Effective April 16, 2012, Mr. Quigley was appointed President and Chief Executive Officer, U.S. Smokeless Tobacco Company LLC following Peter P. Paoli's decision to retire. Mr. Quigley has been continuously employed by Altria Group, Inc. or its subsidiaries in various brand management, development and planning positions since 2003.
Effective May 16, 2012, Mr. Whitaker was appointed Senior Vice President, Human Resources & Compliance and Chief Compliance Officer. Mr. Whitaker has been continuously employed by Altria Group, Inc. or its subsidiaries in various legal and compliance related positions since 2002. Mr. Whitaker's wife and Mr. Surgner's wife are first cousins.
Codes of Conduct and Corporate Governance
Altria Group, Inc. has adopted the Altria Code of Conduct for Compliance and Integrity, which complies with requirements set forth in Item 406 of Regulation S-K. This Code of Conduct applies to all of its employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Altria Group, Inc. has also adopted a code of business conduct and ethics that applies to the members of its Board of Directors. These documents are available free of charge on Altria Group, Inc.'s website at www.altria.com.
In addition, Altria Group, Inc. has adopted corporate governance guidelines and charters for its Audit, Compensation and Nominating, Corporate Governance and Social Responsibility Committees and the other committees of the Board of Directors. All of these documents are available free of charge on Altria Group, Inc.'s website at www.altria.com. Any waiver granted by Altria Group, Inc. to its principal executive officer, principal financial officer or controller under the Code of Conduct, and certain amendments to the Code of Conduct, will be disclosed on Altria Group, Inc.'s website at www.altria.com within the time period required by applicable rules.
The information on the respective websites of Altria Group, Inc. and its subsidiaries is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings Altria Group, Inc. makes with the SEC.

Item 11. Executive Compensation.
Refer to "Executive Compensation," "Compensation Committee Matters - Compensation Committee Interlocks and Insider Participation," "Compensation Committee Matters - Compensation Committee Report for the Year Ended December 31, 2012," and "Board and Governance Matters - Directors - Compensation of Directors" sections of the proxy statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under Altria Group, Inc.'s equity compensation plans at December 31, 2012, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by shareholders (1)	54,903 (2)	$—	47,167,008 (3)

(1)
The following plans have been approved by Altria Group, Inc. shareholders and have shares referenced in column (a) or column (c): the 2005 Performance Incentive Plan, the 2010 Performance Incentive Plan and the Stock Compensation Plan for Non-Employee Directors.

(2)	Represents 54,903 shares of deferred stock.

(3)
Includes 46,574,327 shares available under the 2010 Performance Incentive Plan and 592,681 shares available under the Stock Compensation Plan for Non-Employee Directors, and excludes shares reflected in column (a).

Refer to "Ownership of Equity Securities of the Company - Directors and Executive Officers" and "Ownership of Equity Securities of the Company - Certain Other Beneficial Owners" sections of the proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Refer to "Related Person Transactions and Code of Conduct" and "Board and Governance Matters - Directors - Director Independence Determinations" sections of the proxy statement.

Item 14. Principal Accounting Fees and Services.
Refer to "Audit Committee Matters - Independent Registered Public Accounting Firm's Fees" and "Audit Committee Matters - Pre-Approval Policy" sections of the proxy statement.
Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Index to Consolidated Financial Statements and Schedules

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

In accordance with Regulation S-X Rule 3-09, the financial statements of SABMiller plc ("SABMiller") for its fiscal years ended March 31, 2013, 2012 and 2011, will be filed by amendment within six months after SABMiller's fiscal year ended March 31, 2013.

(b) The following exhibits are filed as part of this Annual Report on Form 10-K:

2.1
Distribution Agreement by and between Altria Group, Inc. and Kraft Foods Inc. (now known as Mondelēz International, Inc.), dated as of January 31, 2007. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on January 31, 2007 (File No. 1-08940).

2.2
Distribution Agreement by and between Altria Group, Inc. and Philip Morris International Inc., dated as of January 30, 2008. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on January 30, 2008 (File No. 1-08940).

2.3
Agreement and Plan of Merger by and among UST Inc., Altria Group, Inc., and Armchair Merger Sub, Inc., dated as of September 7, 2008. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on September 8, 2008 (File No. 1-08940).

2.4
Amendment No. 1 to the Agreement and Plan of Merger, dated as of September 7, 2008, by and among UST Inc., Altria Group, Inc., and Armchair Merger Sub, Inc., dated as of October 2, 2008. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on October 3, 2008 (File No. 1-08940).

3.1
Articles of Amendment to the Restated Articles of Incorporation of Altria Group, Inc. and Restated Articles of Incorporation of Altria Group, Inc. Incorporated by reference to Altria Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08940).

3.2
Amended and Restated By-laws of Altria Group, Inc., effective February 26, 2013. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on February 26, 2013 (File No. 1-08940).

4.1
Indenture between Altria Group, Inc. and The Bank of New York (as successor in interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee, dated as of December 2, 1996. Incorporated by reference to Altria Group, Inc.'s Registration Statement on Form S-3/A filed on January 29, 1998 (No. 333-35143).

4.2
First Supplemental Indenture to Indenture, dated as of December 2, 1996, between Altria Group, Inc. and The Bank of New York (as successor in interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee, dated as of February 13, 2008. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on February 15, 2008 (File No. 1-08940).

4.3
Indenture among Altria Group, Inc., as Issuer, Philip Morris USA Inc., as Guarantor, and Deutsche Bank Trust Company Americas, as Trustee, dated as of November 4, 2008. Incorporated by reference to Altria Group, Inc.'s Registration Statement on Form S-3 filed on November 4, 2008 (No. 333-155009).

4.4
5-Year Revolving Credit Agreement among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, Barclays Capital, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, The Bank of Nova Scotia and The Royal Bank of Scotland plc, as Syndication Agents and Sovereign Bank, HSBC Bank USA, National Association, Morgan Stanley Senior Funding, Inc., Wells Fargo Bank, National Association and U.S. Bank National Association, as Documentation Agents, dated as of June 30, 2011. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on June 30, 2011 (File No. 1-08940).

4.5
The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.

10.1
Comprehensive Settlement Agreement and Release related to settlement of Mississippi health care cost recovery action, dated as of October 17, 1997. Incorporated by reference to Altria Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).

10.2
Settlement Agreement related to settlement of Florida health care cost recovery action, dated August 25, 1997. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on September 3, 1997 (File No. 1-08940).

10.3
Comprehensive Settlement Agreement and Release related to settlement of Texas health care cost recovery action, dated as of January 16, 1998. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on January 28, 1998 (File No. 1-08940).

10.4
Settlement Agreement and Stipulation for Entry of Judgment regarding the claims of the State of Minnesota, dated as of May 8, 1998. Incorporated by reference to Altria Group, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1-08940).

10.5
Settlement Agreement and Release regarding the claims of Blue Cross and Blue Shield of Minnesota, dated as of May 8, 1998. Incorporated by reference to Altria Group, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1-08940).

10.6
Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order regarding the settlement of the Mississippi health care cost recovery action, dated as of July 2, 1998. Incorporated by reference to Altria Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 1-08940).

10.7
Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree regarding the settlement of the Texas health care cost recovery action, dated as of July 24, 1998. Incorporated by reference to Altria Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 1-08940).

10.8
Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree regarding the settlement of the Florida health care cost recovery action, dated as of September 11, 1998. Incorporated by reference to Altria Group, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 1-08940).

10.9
Master Settlement Agreement relating to state health care cost recovery and other claims, dated as of November 23, 1998. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on November 25, 1998, as amended by Form 8-K/A filed on December 24, 1998 (File No. 1-08940).

10.10
Stipulation and Agreed Order Regarding Stay of Execution Pending Review and Related Matters, dated as of May 7, 2001. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on May 8, 2001 (File No. 1-08940).

10.11
Term Sheet effective December 17, 2012, between Philip Morris USA Inc., the other participating manufacturers, and various states and territories for settlement of the 2003-2012 Non-Participating Manufacturer Adjustment with those states. Incorporated by reference to Altria Group, Inc.'s Current Report on From 8-K filed on December 18, 2012 (File No. 1-08940).

10.12
Stock Purchase Agreement by and among Altria Group, Inc., Bradford Holdings, Inc. and John Middleton, Inc., dated as of October 31, 2007. Incorporated by reference to Altria Group, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2007 (File No. 1-08940).

10.13
Employee Matters Agreement by and between Altria Group, Inc. and Kraft Foods Inc. (now known as Mondelēz International, Inc.), dated as of March 30, 2007. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on March 30, 2007 (File No. 1-08940).

10.14
Tax Sharing Agreement by and between Altria Group, Inc. and Kraft Foods Inc. (now known as Mondelēz International, Inc.), dated as of March 30, 2007. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on March 30, 2007 (File No. 1-08940).

10.15
Transition Services Agreement by and between Altria Corporate Services, Inc. and Kraft Foods Inc. (now known as Mondelēz International, Inc.), dated as of March 30, 2007. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on March 30, 2007 (File No. 1-08940).

10.16
Intellectual Property Agreement by and between Philip Morris International Inc. and Philip Morris USA Inc., dated as of January 1, 2008. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on March 28, 2008 (File No. 1-08940).

10.17
Employee Matters Agreement by and between Altria Group, Inc. and Philip Morris International Inc., dated as of March 28, 2008. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on March 28, 2008 (File No. 1-08940).

10.18
Tax Sharing Agreement by and between Altria Group, Inc. and Philip Morris International Inc., dated as of March 28, 2008. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on March 28, 2008 (File No. 1-08940).

10.19
Transition Services Agreement by and between Altria Corporate Services, Inc. and Philip Morris International Inc., dated as of March 28, 2008. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on March 28, 2008 (File No. 1-08940).

10.20
Guarantee made by Philip Morris USA Inc., in favor of the lenders party to the 5-Year Revolving Credit Agreement, dated as of June 30, 2011, among Altria Group, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, dated as of June 30, 2011. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on June 30, 2011 (File No. 1-08940).

10.21	Financial Counseling Program. Incorporated by reference to Altria Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08940).*

10.22	Benefit Equalization Plan, effective September 2, 1974, as amended.*

10.23	Form of Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-08940).*

10.24	Form of Supplemental Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-08940).*

10.25	Automobile Policy. Incorporated by reference to Altria Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).*

10.26
Supplemental Management Employees' Retirement Plan of Altria Group, Inc., effective as of October 1, 1987, as amended and in effect as of January 1, 2012. Incorporated by reference to Altria Group, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 1-08940).*

10.27	Unit Plan for Incumbent Non-Employee Directors, effective January 1, 1996, as amended effective October 1, 2012.*

10.28
Grantor Trust Agreement by and between Altria Client Services Inc. and Wells Fargo Bank, National Association, dated February 23, 2011. Incorporated by reference to Altria Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-08940).*

10.29
Long-Term Disability Benefit Equalization Plan, effective as of January 1, 1989, as amended. Incorporated by reference to Altria Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 1-08940).*

10.30
Survivor Income Benefit Equalization Plan, effective as of January 1, 1985, as amended and in effect as of January 1, 2010. Incorporated by reference to Altria Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (File No. 1-08940).*

10.31
2000 Stock Compensation Plan for Non-Employee Directors, as amended and restated as of March 1, 2003. Incorporated by reference to Altria Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08940).*

10.32	2005 Performance Incentive Plan, effective on May 1, 2005. Incorporated by reference to Altria Group, Inc.'s definitive proxy statement filed on March 14, 2005 (File No. 1-08940).*

10.33	Deferred Fee Plan for Non-Employee Directors, as amended and restated effective October 1, 2012.*

10.34	Stock Compensation Plan for Non-Employee Directors, as amended and restated effective October 1, 2012.*

10.35	2010 Performance Incentive Plan, effective on May 20, 2010. Incorporated by reference to Altria Group, Inc.'s definitive proxy statement filed on April 9, 2010 (File No. 1-08940).*

10.36
Kraft Foods Inc. (now known as Mondelēz International, Inc.) Supplemental Benefits Plan I (including First Amendment adding Supplement A), as amended and restated effective as of January 1, 1996. Incorporated by reference to Altria Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-08940).*

10.37
Agreement among Altria Group, Inc., Philip Morris USA Inc. and Michael E. Szymanczyk, dated as of May 15, 2002. Incorporated by reference to Altria Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-08940).*

10.38	Form of Indemnity Agreement. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on October 30, 2006 (File No. 1-08940).

10.39	Form of Restricted Stock Agreement, dated as of April 23, 2008. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on April 29, 2008 (File No. 1-08940).*

10.40	Form of Restricted Stock Agreement, dated as of January 27, 2009. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on January 29, 2009 (File No. 1-08940).*

10.41
Form of Restricted Stock Agreement, dated as of December 31, 2009. Incorporated by reference to Altria Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08940).*

10.42	Form of Restricted Stock Agreement, dated as of January 26, 2010. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on January 28, 2010 (File No. 1-08940).*

10.43	Form of Restricted Stock Agreement, dated as of January 25, 2011. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on January 27, 2011(File No. 1-08940).*

10.44	Form of Deferred Stock Agreement, dated as of January 25, 2011. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on January 27, 2011 (File No. 1-08940).*

10.45	Form of Restricted Stock Agreement, dated as of January 25, 2012. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on January 27, 2012 (File No. 1-08940).*

10.46
Amendment to Restricted Stock Agreement, dated January 26, 2010, and Restricted Stock Agreement, dated April 23, 2008, each between Altria Group, Inc. and Michael E. Szymanczyk. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on January 27, 2012 (File No. 1-08940).*

10.47	Form of Restricted Stock Agreement, dated as of May 16, 2012. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on May 17, 2012 (File No. 1-08940).*

10.48	Form of Executive Confidentiality and Non-Competition Agreement. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on January 27, 2011 (File No. 1-08940).*

10.49
Time Sharing Agreement between Altria Client Services Inc. and Michael E. Szymanczyk, dated January 28, 2009. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on January 29, 2009 (File No. 1-08940).*

10.50
First Amendment to the Time Sharing Agreement between Altria Client Services Inc. and Michael E. Szymanczyk, dated November 12, 2009. Incorporated by reference to Altria Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08940).*

10.51
Second Amendment to the Time Sharing Agreement between Altria Client Services Inc. and Michael E. Szymanczyk, effective October 14, 2010. Incorporated by reference to Altria Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-08940).*

10.52	Time Sharing Termination Letter to Michael E. Szymanczyk, dated May 17, 2012. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on May 17, 2012 (File No. 1-08940).*

10.53
Time Sharing Agreement between Altria Client Services Inc. and Martin J. Barrington, dated as of July 25, 2012. Incorporated by reference to Altria Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 1-08940).*

10.54
Time Sharing Agreement between Altria Client Services Inc. and David R. Beran, dated as of July 25, 2012. Incorporated by reference to Altria Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 1-08940).*

10.55
Consulting Agreement between Altria Group, Inc. and Michael E. Szymanczyk, dated January 26, 2012. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on January 27, 2012 (File No. 1-08940).*

10.56
Agreement and General Release between Altria Group, Inc. and Michael E. Szymanczyk, dated January 26, 2012. Incorporated by reference to Altria Group, Inc.'s Current Report on Form 8-K filed on January 27, 2012 (File No. 1-08940).*

12	Statements regarding computation of ratios of earnings to fixed charges.

21	Significant subsidiaries of Altria Group, Inc.

23	Consent of independent registered public accounting firm.

24	Powers of attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

99.3
Definitions of Terms Related to Financial Covenants Included in Altria Group, Inc.'s 5-Year Revolving Credit Agreement, dated as of June 30, 2011. Incorporated by reference to Altria Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-08940).

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

ALTRIA GROUP, INC.

By: /s/ MARTIN J. BARRINGTON
(Martin J. Barrington Chairman of the Board and Chief Executive Officer)

Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature		Title	Date

/s/ MARTIN J. BARRINGTON (Martin J. Barrington)		Director, Chairman of the Board and Chief Executive Officer	February 27, 2013

/s/ HOWARD A. WILLARD III (Howard A. Willard III)		Executive Vice President and Chief Financial Officer	February 27, 2013

/s/ IVAN S. FELDMAN (Ivan S. Feldman)		Vice President and Controller	February 27, 2013

*ELIZABETH E. BAILEY, GERALD L. BALILES, JOHN T. CASTEEN III, DINYAR S. DEVITRE, THOMAS F. FARRELL II, THOMAS W. JONES, DEBRA J. KELLY-ENNIS W. LEO KIELY III, KATHRYN B. MCQUADE, GEORGE MUÑOZ, NABIL Y. SAKKAB		Directors

*By:	/s/ MARTIN J. BARRINGTON (MARTIN J. BARRINGTON ATTORNEY-IN-FACT)		February 27, 2013

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of Altria Group, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated January 31, 2013 appearing in this Annual Report on Form 10-K of Altria Group, Inc. also included an audit of the financial statement schedule appearing on Page S-2 of this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Richmond, Virginia
January 31, 2013

S-1

Altria Group, Inc. and Subsidiaries

Valuation and Qualifying Accounts
For the Years Ended December 31, 2012, 2011 and 2010
(in millions)

Col. A	Col. B		Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions	Balance at End of Period
					(a)

2012:

CONSUMER PRODUCTS:
Allowance for discounts	$—	$619		$—	$619	$—
Allowance for returned goods	54	114		—	126	42
	$54	$733		$—	$745	$42
FINANCIAL SERVICES:
Allowance for losses	$227	$(10)		$—	$118	$99

2011:

CONSUMER PRODUCTS:
Allowance for discounts	$—	$602		$—	$602	$—
Allowance for returned goods	46	102		—	94	54
	$46	$704		$—	$696	$54
FINANCIAL SERVICES:
Allowance for losses	$202	$25		$—	$—	$227

2010:

CONSUMER PRODUCTS:
Allowance for discounts	$—	$606		$—	$606	$—
Allowance for doubtful accounts	3	—		—	3	—
Allowance for returned goods	47	86		—	87	46
	$50	$692		$—	$696	$46
FINANCIAL SERVICES:
Allowance for losses	$266	$—		$—	$64	$202

Notes:
(a) Represents charges for which allowances were created

S-2