Form 10-Q
period 2013-03-31
ALTRIA GROUP, INC.
filed 2013-04-25
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
At April 15, 2013, there were 2,008,662,018 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$3,775	$2,900
Receivables	112	193
Inventories:
Leaf tobacco	864	876
Other raw materials	174	173
Work in process	339	349
Finished product	439	348
	1,816	1,746
Deferred income taxes	1,216	1,216
Other current assets	197	260
Total current assets	7,116	6,315
Property, plant and equipment, at cost	4,763	4,750
Less accumulated depreciation	2,695	2,648
	2,068	2,102
Goodwill	5,174	5,174
Other intangible assets, net	12,073	12,078
Investment in SABMiller	6,749	6,637
Finance assets, net	2,385	2,581
Other assets	441	442
Total Assets	$36,006	$35,329

See notes to condensed consolidated financial statements.
Continued

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	March 31, 2013	December 31, 2012
Liabilities
Current portion of long-term debt	$1,984	$1,459
Accounts payable	259	451
Accrued liabilities:
Marketing	468	568
Employment costs	126	184
Settlement charges	4,143	3,616
Other	1,032	1,093
Income taxes	600	—
Dividends payable	886	888
Total current liabilities	9,498	8,259
Long-term debt	11,894	12,419
Deferred income taxes	6,657	6,652
Accrued pension costs	1,323	1,735
Accrued postretirement health care costs	2,501	2,504
Other liabilities	528	556
Total liabilities	32,401	32,125
Contingencies (Note 10)
Redeemable noncontrolling interest	35	34
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,656	5,688
Earnings reinvested in the business	24,817	24,316
Accumulated other comprehensive losses	(2,068)	(2,040)
Cost of repurchased stock (797,292,199 shares in 2013 and 796,221,021 shares in 2012)	(25,771)	(25,731)
Total stockholders’ equity attributable to Altria Group, Inc.	3,569	3,168
Noncontrolling interests	1	2
Total stockholders’ equity	3,570	3,170
Total Liabilities and Stockholders’ Equity	$36,006	$35,329
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Net revenues	$5,528	$5,647
Cost of sales	1,299	1,792
Excise taxes on products	1,555	1,653
Gross profit	2,674	2,202
Marketing, administration and research costs	517	534
Asset impairment and exit costs	—	21
Amortization of intangibles	5	5
Operating income	2,152	1,642
Interest and other debt expense, net	261	293
Earnings from equity investment in SABMiller	(256)	(520)
Earnings before income taxes	2,147	1,869
Provision for income taxes	762	674
Net earnings	1,385	1,195
Net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to Altria Group, Inc.	$1,385	$1,195
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$0.69	$0.59
Dividends declared	$0.44	$0.41

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Net earnings	$1,385	$1,195
Other comprehensive (losses) earnings, net of deferred income taxes:
Benefit plans	66	22
SABMiller	(94)	180
Other comprehensive (losses) earnings, net of deferred income taxes	(28)	202

Comprehensive earnings	1,357	1,397
Comprehensive earnings attributable to noncontrolling interests	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$1,357	$1,397

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Year Ended December 31, 2012 and
the Three Months Ended March 31, 2013
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2011	$935	$5,674	$23,583	$(1,887)	$(24,625)	$3	$3,683
Net earnings (1)	—	—	4,180	—	—	—	4,180
Other comprehensive losses, net of deferred income tax benefit	—	—	—	(153)	—	—	(153)
Stock award activity	—	14	—	—	10	—	24
Cash dividends declared ($1.70 per share)	—	—	(3,447)	—	—	—	(3,447)
Repurchases of common stock	—	—	—	—	(1,116)	—	(1,116)
Other	—	—	—	—	—	(1)	(1)
Balances, December 31, 2012	935	5,688	24,316	(2,040)	(25,731)	2	3,170
Net earnings (losses) (1)	—	—	1,385	—	—	(1)	1,384
Other comprehensive losses, net of deferred income tax benefit	—	—	—	(28)	—	—	(28)
Stock award activity	—	(32)	—	—	17	—	(15)
Cash dividends declared ($0.44 per share)	—	—	(884)	—	—	—	(884)
Repurchases of common stock	—	—	—	—	(57)	—	(57)
Balances, March 31, 2013	$935	$5,656	$24,817	$(2,068)	$(25,771)	$1	$3,570

(1)
Net earnings/losses attributable to noncontrolling interests for the three months ended March 31, 2013 and for the year ended December 31, 2012 exclude net earnings of $1 million and $3 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section in the condensed consolidated balance sheets at March 31, 2013 and December 31, 2012. See Note 10.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash Provided by (Used In) Operating Activities
Net earnings	$1,385	$1,195
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	54	56
Deferred income tax provision (benefit)	16	(97)
Earnings from equity investment in SABMiller	(256)	(520)
Cash effects of changes:
Receivables, net	81	13
Inventories	(70)	(51)
Accounts payable	(89)	(68)
Income taxes	639	744
Accrued liabilities and other current assets	(193)	6
Accrued settlement charges	527	1,025
Pension plan contributions	(358)	(504)
Pension provisions and postretirement, net	48	31
Other	9	7
Net cash provided by operating activities	1,793	1,837
See notes to condensed consolidated financial statements.
Continued

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash Provided by (Used In) Investing Activities
Capital expenditures	$(15)	$(16)
Proceeds from finance assets	203	303
Net cash provided by investing activities	188	287
Cash Used In Financing Activities
Repurchases of common stock	(91)	(266)
Dividends paid on common stock	(886)	(838)
Other	(129)	(134)
Cash used in financing activities	(1,106)	(1,238)
Cash and cash equivalents:
Increase	875	886
Balance at beginning of period	2,900	3,270
Balance at end of period	$3,775	$4,156
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At March 31, 2013, Altria Group, Inc.’s direct and indirect wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its direct and indirect wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless products and wine. Nu Mark LLC, an indirect wholly-owned subsidiary of Altria Group, Inc., is engaged in the manufacture and sale of innovative tobacco products for adult tobacco consumers. Philip Morris Capital Corporation (“PMCC”), a direct wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held approximately 26.8% of the economic and voting interest of SABMiller plc (“SABMiller”) at March 31, 2013, which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends. At March 31, 2013, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

Share Repurchases

In October 2011, Altria Group, Inc.’s Board of Directors authorized a $1.0 billion share repurchase program, which was expanded to $1.5 billion in October 2012 (as expanded, the “October 2011 share repurchase program”). During the three months ended March 31, 2013, Altria Group, Inc. repurchased 1.7 million shares (aggregate cost of approximately $57 million, and $34.05 average price per share), completing the October 2011 share repurchase program. Under this program, Altria Group, Inc. repurchased a total of 48.3 million shares of its common stock at an average price of $31.06 per share.

On April 24, 2013, Altria Group, Inc.’s Board of Directors authorized a new $300 million share repurchase program, which Altria Group, Inc. expects to complete by the end of 2013. The timing of share repurchases under this new program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of Altria Group, Inc.’s Board of Directors.

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

These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

Effective January 1, 2013, Altria Group, Inc.’s reportable segments are smokeable products, smokeless products and wine. The financial services and the alternative products businesses have been combined in an all other category due to the continued reduction of the lease portfolio of PMCC and the relative financial contribution of Altria Group, Inc.’s alternative products business to its consolidated results. In addition, due to the continued reduction of the lease portfolio of PMCC, Altria Group, Inc.’s balance sheet accounts are no longer segregated by consumer products and financial services, and all balance sheet accounts are classified as either current or non-current. Prior-period amounts have been reclassified to conform with the current-period presentation.

As previously disclosed in Altria Group, Inc.’s Quarterly Report filed on Form 10-Q (“Form 10-Q”) for the quarterly period ended June 30, 2012, during the second quarter of 2012, Altria Group, Inc. determined that it had not recorded in its financial statements for the three months ended March 31, 2012, its share of non-cash gains from its equity investment in SABMiller, relating to SABMiller’s strategic alliance transactions with Anadolu Efes and Castel that were completed during the first quarter

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

of 2012.  Because Altria Group, Inc. did not record these gains, it understated by $342 million, $222 million and $0.11 earnings from equity investment in SABMiller, net earnings/comprehensive earnings and diluted earnings per share attributable to Altria Group, Inc., respectively, for the three months ended March 31, 2012.  There was no impact on net cash flows from operating, investing or financing activities for the three months ended March 31, 2012.  Altria Group, Inc. revised its first quarter 2012 financial statements and reflected this revision in the financial statements for the three months ended March 31, 2012 included in this Form 10-Q.

Effective January 1, 2013, Altria Group, Inc. adopted new authoritative guidance that requires an entity to provide additional information by component concerning the amounts reclassified out of accumulated other comprehensive earnings/losses. Altria Group, Inc. has included the additional disclosures in Note 6. Other Comprehensive Earnings/Losses.

Note 2. Asset Impairment, Exit and Implementation Costs:

For the three months ended March 31, 2013, there were no asset impairment and exit costs. Implementation costs of $1 million were recorded in marketing, administration and research costs in the smokeable products segment during the three months ended March 31, 2013.

Pre-tax asset impairment, exit and implementation costs for the three months ended March 31, 2012 consisted of the following:

	For the Three Months Ended March 31, 2012
	Asset Impairment and Exit Costs	Implementation (Gain) Costs	Total
	(in millions)
Smokeable products	$7	$(21)	$(14)
Smokeless products	14	5	19
General corporate	—	(1)	(1)
Total	$21	$(17)	$4

The asset impairment, exit and implementation (gain) costs for the three months ended March 31, 2012 were related to Altria Group, Inc.’s cost reduction program announced in October 2011 (the “2011 Cost Reduction Program”). Total pre-tax charges, net related to this program were substantially completed as of December 31, 2012.

For the three months ended March 31, 2012, pre-tax implementation (gain) costs of ($17) million shown in the table above were recorded on Altria Group, Inc.’s condensed consolidated statement of earnings as follows: a net gain of $25 million, which included a $26 million curtailment gain related to amendments made to an Altria Group, Inc. postretirement benefit plan, was included in marketing, administration and research costs; and other costs of $8 million were included in cost of sales.

The severance liability related to the 2011 Cost Reduction Program was $20 million and $37 million at March 31, 2013 and December 31, 2012, respectively, substantially all of which is expected to be paid out by June 30, 2013.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	For the Three Months Ended March 31,
	2013	2012
	(in millions)
Service cost	$21	$20
Interest cost	78	86
Expected return on plan assets	(123)	(111)
Amortization:
Net loss	69	56
Prior service cost	3	3
Net periodic pension cost	$48	$54

Employer Contributions

Altria Group, Inc. makes contributions to the extent that they are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service (“IRS”) regulations. On January 2, 2013, Altria Group, Inc. made a voluntary $350 million contribution to its pension plans. Additional employer contributions of $8 million were made to Altria Group, Inc.’s pension plans during the three months ended March 31, 2013. Currently, Altria Group, Inc. anticipates making additional employer contributions to its pension plans of approximately $20 million to $40 million during the remainder of 2013, based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Three Months Ended March 31,
	2013	2012
	(in millions)
Service cost	$5	$5
Interest cost	25	30
Amortization:
Net loss	14	12
Prior service credit	(11)	(11)
Curtailment gain	—	(26)
Net postretirement health care costs	$33	$10

The curtailment gain shown in the table above is related to the 2011 Cost Reduction Program. For further information on this program, see Note 2. Asset Impairment, Exit and Implementation Costs.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4. Earnings from Equity Investment in SABMiller:

Pre-tax earnings from Altria Group, Inc.’s equity investment in SABMiller consisted of the following:

	For the Three Months Ended March 31,
	2013	2012
	(in millions)
Equity earnings	$199	$508
Gains resulting from issuances of common stock by SABMiller	57	12
	$256	$520

Altria Group, Inc.’s equity earnings for the three months ended March 31, 2012 included its share of pre-tax non-cash gains of $342 million resulting from SABMiller’s strategic alliance transactions with Anadolu Efes and Castel. For further discussion, see Note 1. Background and Basis of Presentation.
Note 5. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended March 31,
	2013	2012
	(in millions)
Net earnings attributable to Altria Group, Inc.	$1,385	$1,195
Less: Distributed and undistributed earnings attributable to unvested restricted and deferred shares	(4)	(4)
Earnings for basic and diluted EPS	$1,381	$1,191

Weighted-average shares for basic and diluted EPS	2,003	2,034
Since February 29, 2012, there were no stock options outstanding. For the three months ended March 31, 2012 computation, there were no antidilutive stock options.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

	Currency Translation Adjustments	Benefit Plans	SABMiller	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2012	$2	$(2,414)	$372	$(2,040)

Other comprehensive earnings (losses) before reclassifications	—	30	(143)	(113)
Deferred income taxes	—	(13)	50	37
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	17	(93)	(76)

Amounts reclassified to net earnings	—	79	(2)	77
Deferred income taxes	—	(30)	1	(29)
Amounts reclassified to net earnings, net of deferred income taxes	—	49	(1)	48

Other comprehensive earnings (losses), net of deferred income taxes	—	66	(94)	(28)

Balances, March 31, 2013	$2	$(2,348)	$278	$(2,068)

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Currency Translation Adjustments	Benefit Plans	SABMiller	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2011	$2	$(2,062)	$173	$(1,887)

Other comprehensive earnings before reclassifications	—	—	273	273
Deferred income taxes	—	—	(96)	(96)
Other comprehensive earnings before reclassifications, net of deferred income taxes	—	—	177	177

Amounts reclassified to net earnings	—	37	4	41
Deferred income taxes	—	(15)	(1)	(16)
Amounts reclassified to net earnings, net of deferred income taxes	—	22	3	25

Other comprehensive earnings, net of deferred income taxes	—	22	180	202

Balances, March 31, 2012	$2	$(2,040)	$353	$(1,685)

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
	(in millions)

Benefit Plans: (a)
Net loss	$87	$71
Prior service cost/credit	(8)	(34)
	$79	$37

SABMiller (b)	$(2)	$4

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$77	$41

(a) Amounts are included in net defined benefit plan costs. For further details, see Note 3. Benefit Plans.

(b) Amounts are included in earnings from equity investment in SABMiller. For further information on Altria Group, Inc.’s equity investment in SABMiller, see Note 4. Earnings from Equity Investment in SABMiller.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7. Segment Reporting:

The products of Altria Group, Inc.’s subsidiaries include smokeable products comprised of cigarettes manufactured and sold by PM USA, and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; smokeless products manufactured and sold by or on behalf of USSTC and PM USA; and wine produced and/or distributed by Ste. Michelle. The products and services of these subsidiaries constitute Altria Group, Inc.’s reportable segments of smokeable products, smokeless products and wine. In addition, the financial services and the alternative products businesses are included in all other.

As discussed in Note 1. Background and Basis of Presentation, beginning with the first quarter of 2013, Altria Group, Inc. revised its reportable segments. Prior-period segment data have been recast to conform with the current-period segment presentation.

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
Segment data were as follows:

	For the Three Months Ended March 31,
	2013	2012
	(in millions)
Net revenues:
Smokeable products	$4,968	$5,100
Smokeless products	390	380
Wine	126	113
All other	44	54
Net revenues	$5,528	$5,647
Earnings before income taxes:
Operating companies income:
Smokeable products	$1,920	$1,439
Smokeless products	222	192
Wine	20	15
All other	50	52
Amortization of intangibles	(5)	(5)
General corporate expenses	(55)	(51)
Operating income	2,152	1,642
Interest and other debt expense, net	(261)	(293)
Earnings from equity investment in SABMiller	256	520
Earnings before income taxes	$2,147	$1,869

Items affecting the comparability of operating companies income for the segments were as follows:

Asset Impairment, Exit and Implementation Costs - See Note 2. Asset Impairment, Exit and Implementation Costs for a breakdown of these costs by segment.

Tobacco and Health Judgments - For the three months ended March 31, 2013, pre-tax charges of $5 million, excluding accrued interest of $1 million, related to certain tobacco and health judgments were recorded in operating companies income of the smokeable products segment. These charges were included in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statement of earnings. See Note 10. Contingencies for further discussion.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Non-Participating Manufacturer Adjustment - For the three months ended March 31, 2013, PM USA recorded a reduction to cost of sales of $483 million on its condensed consolidated statement of earnings, which increased operating companies income in the smokeable products segment. This reduction to cost of sales resulted from the settlement of disputes with certain states related to the non-participating manufacturer adjustment (“NPM Adjustment”) under the 1998 Master Settlement Agreement (the “MSA”) for the years 2003 - 2012 discussed in detail under Possible Adjustments in MSA Payments for 2003 - 2012 in Note 10. Contingencies.
Note 8. Finance Assets, net:

At March 31, 2013, finance assets, net, of $2,385 million were comprised of investments in finance leases of $2,422 million and an other receivable of $42 million, reduced by the allowance for losses of $79 million. At December 31, 2012, finance assets, net, of $2,581 million were comprised of investments in finance leases of $2,680 million, reduced by the allowance for losses of $99 million.

PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. During the first quarter of 2013, PMCC determined that its allowance for losses exceeded the amount required based on management’s assessment of the credit quality and size of PMCC’s leasing portfolio. As a result, PMCC reduced its allowance for losses by $20 million, which was recorded as income during the three months ended March 31, 2013. PMCC believes that, as of March 31, 2013, the allowance for losses of $79 million was adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may have to increase its allowance for losses if such conditions worsen.
The activity in the allowance for losses on finance assets for the three months ended March 31, 2013 and 2012 was as follows:

	For the Three Months Ended March 31,
	2013	2012
	(in millions)
Balance at beginning of the year	$99	$227
Decrease to allowance	(20)	—
Amounts written-off	—	(23)
Balance at March 31	$79	$204

During the first quarter of 2012, as a result of developments related to the 2011 American Airlines, Inc. (“American”) bankruptcy filing, PMCC wrote off $23 million of the related investment in finance lease balance against its allowance for losses. During the first quarter of 2013, PMCC sold its remaining interest in the American aircraft leases.

All PMCC lessees were current on their lease payment obligations as of March 31, 2013.
The credit quality of PMCC’s investments in finance assets as assigned by Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”) at March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
	(in millions)
Credit Rating by Standard & Poor’s/Moody’s:
“AAA/Aaa” to “A-/A3”	$784	$961
“BBB+/Baa1” to “BBB-/Baa3”	925	938
“BB+/Ba1” and Lower	755	781
Total	$2,464	$2,680

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9. Debt:

At March 31, 2013 and December 31, 2012, Altria Group, Inc. had no short-term borrowings.

Altria Group, Inc.’s estimate of the fair value of its debt is based on observable market information derived from a third party pricing source and is classified in level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.’s total long-term debt at March 31, 2013 and December 31, 2012, was $17.6 billion, as compared with its carrying value of $13.9 billion.

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

Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related and other litigation are or can be significant and, in certain cases, range in the billions of dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. In certain cases, plaintiffs claim that defendants’ liability is joint and several. In such cases, Altria Group, Inc. or its subsidiaries may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment.  As a result, Altria Group, Inc. or its subsidiaries under certain circumstances may have to pay more than their proportionate share of any bonding- or judgment-related amounts. Furthermore, in those cases where plaintiffs are successful, Altria Group, Inc. or its subsidiaries may also be required to pay interest and attorney’s fees.

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

Altria Group, Inc. and its subsidiaries record provisions in the condensed consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except to the extent discussed elsewhere in this Note 10. Contingencies: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the condensed consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

verdicts. Each of the companies has defended, and will continue to defend, vigorously against litigation challenges. However, Altria Group, Inc. and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria Group, Inc. to do so.

Overview of Altria Group, Inc. and/or PM USA Tobacco-Related Litigation
Types and Number of Cases
Claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs; (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, including cases in which the aggregated claims of a number of individual plaintiffs are to be tried in a single proceeding; (iii) health care cost recovery cases brought by governmental (both domestic and foreign) plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits; (iv) class action suits alleging that the uses of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”); and (v) other tobacco-related litigation described below. Plaintiffs’ theories of recovery and the defenses raised in pending smoking and health, health care cost recovery and “Lights/Ultra Lights” cases are discussed below.

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of April 22, 2013, April 23, 2012 and April 25, 2011.

Type of Case	Number of Cases Pending as of April 22, 2013	Number of Cases Pending as of April 23, 2012	Number of Cases Pending as of April 25, 2011
Individual Smoking and Health Cases (1)	71	79	89
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	6	7	10
Health Care Cost Recovery Actions (3)	1	1	3
“Lights/Ultra Lights” Class Actions	15	17	30
Tobacco Price Cases	1	1	1

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

(2) Includes as one case the 600 civil actions (of which 346 are actions against PM USA) that are to be tried in a single proceeding in West Virginia (In re: Tobacco Litigation). The West Virginia Supreme Court of Appeals has ruled that the United States Constitution does not preclude a trial in two phases in this case. Under the current trial plan, issues related to defendants’ conduct and whether punitive damages are permissible will be tried in the first phase. The second phase would consist of individual trials to determine liability, if any, as well as compensatory and punitive damages, if any. Trial in the case began in October 2011, but ended in a mistrial in November 2011. The new trial began on April 15, 2013 and is currently underway.

(3) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

International Tobacco-Related Cases

As of April 22, 2013, PM USA is a named defendant in Israel in one “Lights” class action. PM USA is a named defendant in nine health care cost recovery actions in Canada, seven of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.

Pending and Upcoming Tobacco-Related Trials

As of April 22, 2013, 24 Engle progeny cases and five individual smoking and health cases against PM USA are set for trial in 2013. Cases against other companies in the tobacco industry are also scheduled for trial in 2013. Trial dates are subject to change.

Trial Results

Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 52 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 35 of the 52 cases. These 35 cases were tried in Alaska (1), California (5), Florida (9), Louisiana (1), Massachusetts (1), Mississippi (1), Missouri (3), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (1). A motion for a new trial was granted in one of the cases in Florida and in the case in Alaska. In the Alaska case (Hunter), on February 14, 2013, the trial court withdrew its order for a new trial upon PM USA’s motion for reconsideration. On February 25, 2013, plaintiff filed a motion for the trial court to reconsider its February 14, 2013 ruling and reinstate its prior order which the trial court denied. On March 26, 2013, plaintiff filed a petition for review with the Alaska Supreme Court of the denial of plaintiff's motion for a new trial.

Of the 18 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 14 have reached final resolution. A verdict against defendants in one health care cost recovery case (Blue Cross/Blue Shield) was reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006. The plaintiff in Price is seeking to reopen the judgment dismissing this case (see below for a discussion of developments in Price).

As of April 22, 2013, 37 Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision. Nineteen verdicts were returned in favor of plaintiffs and 18 verdicts were returned in favor of PM USA. See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of these verdicts.

Judgments Paid and Provisions for Litigation

After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, PM USA has paid in the aggregate judgments (and related costs and fees) totaling approximately $245 million and interest totaling approximately $139 million as of April 22, 2013.

For the three months ended March 31, 2013, Altria Group, Inc. recorded pre-tax charges of $5 million related to certain tobacco and health judgments. These charges were included in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statement of earnings. In addition, for the three months ended March 31, 2013, Altria Group, Inc. recorded interest costs related to these judgments of $1 million. These costs were included in interest and other debt expense, net on Altria Group, Inc.’s condensed consolidated statement of earnings. Charges for the three months ended March 31, 2012 for tobacco and health judgments and related interest costs were approximately $500,000. During the first quarter of 2013 approximately $100,000 in payments were made related to tobacco and health judgments. During the first quarter of 2012, $121 million in payments were made for tobacco and health judgments and related interest costs. As of March 31, 2013, Altria Group, Inc. had provisions recorded on its condensed consolidated balance sheet in other accrued liabilities for tobacco and health judgments, including related interest costs, in the amount of $6 million. As of December 31, 2012, there were no provisions for tobacco and health judgments or related interest costs on Altria Group, Inc.’s condensed consolidated balance sheet.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Security for Judgments

To obtain stays of judgments pending current appeals, as of March 31, 2013, PM USA has posted various forms of security totaling approximately $36 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheet.

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

Non-Engle Progeny Trial Results

Summarized below are the non-Engle progeny smoking and health cases pending during 2012 and 2013 in which verdicts were returned in favor of plaintiffs and against PM USA. A chart listing the verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.

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

Schwarz: In March 2002, an Oregon jury awarded against PM USA $168,500 in compensatory damages and $150 million in punitive damages. In May 2002, the trial court reduced the punitive damages award to $100 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the court of appeals’ decision reversing and remanding the case for a new trial on punitive damages. In June 2010, the Oregon Supreme Court affirmed the court of appeals’ decision and remanded the case to the trial court for a new trial limited to the question of punitive damages. In December 2010, the Oregon Supreme Court reaffirmed its earlier ruling and awarded PM USA approximately $500,000 in costs. In March 2011, PM USA filed a claim against the plaintiff for its costs and disbursements on appeal, plus interest. Trial on the amount of punitive damages began in January 2012. In February 2012, the jury awarded plaintiff $25 million in punitive damages. In March 2012, PM USA filed motions to set aside the verdict, for a new trial or, in the alternative, for a remittitur. The trial court denied these motions in May 2012. In September 2012, PM USA filed a notice of appeal from the trial court’s judgment with the Oregon Court of Appeals.

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

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s decision, expired in January 2008. As of April 22, 2013, approximately 3,300 state court cases were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 4,400 state court plaintiffs.  Furthermore, as of April 22, 2013, approximately 1,500 federal court cases were pending against PM USA asserting individual claims by or on behalf of a similar number of federal court plaintiffs, which reflects the January 22, 2013 dismissal by the United States District Court for the Middle District of Florida (Jacksonville) of 521 Engle progeny cases with prejudice. On February 21, 2013, plaintiffs appealed the dismissal to the U.S Court of Appeals for the Eleventh Circuit. Because of a number of factors including, but not limited, to docketing delays, duplicated filings, and overlapping dismissal orders, these numbers are estimates.

Federal Engle Progeny Cases

Three federal district courts (in the Merlob, B. Brown and Burr cases) ruled in 2008 that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings (B. Brown and Burr) were certified by the trial court for interlocutory review. The certification in both cases was granted by the U.S. Court of Appeals for the Eleventh Circuit and the appeals were consolidated. In February 2009, the appeal in Burr was dismissed for lack of prosecution and in September 2012, the district court dismissed the case on statute of limitations grounds. Plaintiff is appealing the dismissal. In July 2010, the Eleventh Circuit ruled in B. Brown that, as a matter of Florida law, plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. The Eleventh Circuit did not reach the issue of whether the use of the Engle findings violates defendants’ due process rights. Rather, plaintiffs may only use the findings to establish those specific facts, if any, that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made.

After the remand of B. Brown, the Eleventh Circuit’s ruling on Florida state law was superseded by state appellate rulings (discussed below and in Appeals of Engle Progeny Verdicts), which initially included Martin, an Engle progeny case against R.J. Reynolds Tobacco Company (“R.J. Reynolds”) in Escambia County, and J. Brown, an Engle progeny case against R.J. Reynolds in Broward County. More recently, the Eleventh Circuit’s ruling on Florida state law has been superseded by the Florida Supreme Court’s decision in Douglas, discussed below.

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

Most of the Engle progeny cases pending against PM USA in the federal district courts in the Middle District of Florida asserting individual claims by or on behalf of approximately 1,500 plaintiffs remain stayed. There are currently 20 active cases pending in federal court. On January 30, 2013, the Federal District Court ordered the parties to negotiate an aggregate settlement mediation of all pending cases. On February 13, 2013, defendants filed a motion for reconsideration by the Federal District Court of the January 30, 2013 order. On March 4, 2013, the Federal District Court issued a new order removing certain requirements of the January 30, 2013 order. On April 9, 2013, the mediators reported to the district court that the cases have not been resolved nor have the parties agreed to a mechanism for settlement.

Florida Bond Cap Statute

In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applies to all state Engle progeny lawsuits in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. Plaintiffs in three Engle progeny cases against R.J.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Reynolds in Alachua County, Florida (Alexander, Townsend and Hall) and one case in Escambia County (Clay) challenged the constitutionality of the bond cap statute. The Florida Attorney General intervened in these cases in defense of the constitutionality of the statute.

Trial court rulings were rendered in Clay, Alexander, Townsend and Hall rejecting the plaintiffs’ bond cap statute challenges in those cases. The plaintiffs unsuccessfully appealed these rulings. In Alexander, Clay and Hall, the District Court of Appeal for the First District of Florida affirmed the trial court decisions and certified the decision in Hall for appeal to the Florida Supreme Court, but declined to certify the question of the constitutionality of the bond cap statute in Clay and Alexander. The Florida Supreme Court granted review of the Hall decision, but, in September 2012, the court dismissed the appeal as moot. In October 2012, the Florida Supreme Court denied the plaintiffs’ rehearing petition.

No federal court has yet addressed the constitutionality of the bond cap statute or the applicability of the bond cap to Engle progeny cases tried in federal court. However, on April 23, 2013, PM USA, R.J. Reynolds and Lorillard Tobacco Company (“Lorillard”) filed a motion in the U.S. District Court for the Middle District of Florida to have the court apply the Florida bond cap statute to all federal Engle progeny cases.

Engle Progeny Trial Results

As of April 22, 2013, 37 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Nineteen verdicts were returned in favor of plaintiffs. For a further discussion of these cases, see the verdict chart below.

Eighteen verdicts were returned in favor of PM USA (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Russo (formerly Frazier), C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious, Szymanski, Gollihue, McCray, Denton, Hancock and Wilder). While the juries in the Weingart and Hancock cases returned verdicts against PM USA awarding no damages, the trial court in each case granted an additur. In the Russo case (formerly Frazier), the Florida Third District Court of Appeal reversed the judgment in defendants’ favor in April 2012 and remanded the case for a new trial. Defendants are seeking review of the case in the Florida Supreme Court. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of April 22, 2013.

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

The chart below lists the verdicts and post-trial developments in the Engle progeny cases that were pending during 2012 or 2013 in which verdicts were returned in favor of plaintiffs (including Weingart and Hancock, where the verdicts originally were returned in favor of PM USA).

Date	Plaintiff	Verdict	Post-Trial Developments
April 2013	Searcy
On April 1, 2013, a jury in the Orlando Division of the U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $6 million in compensatory damages and $10 million in punitive damages against each defendant.

On April 23, 2013, PM USA, R.J. Reynolds and Lorillard filed a motion in the U.S. District Court for the Middle District of Florida to have the court apply the Florida bond cap statute to all federal Engle progeny cases and to decide such motion before PM USA posts a bond in this case.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Plaintiff	Verdict	Post-Trial Developments
March 2013	Giddens
On March 20, 2013, a jury in the Fort Myers Division of the U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA. The jury awarded approximately $80,000 in compensatory damages and allocated 7% of the fault to PM USA (an amount of $5,600).

On March 25, 2013, the U.S. District Court for the Middle District of Florida entered its final judgment against PM USA in the amount of $5,600, plus post-judgment interest. On April 5, 2013, the parties entered into an agreement not to pursue any appeal or cost claims and PM USA will not be required to satisfy the judgment. This litigation has concluded.

December 2012	Buchanan
In December 2012, a Leon County jury returned a verdict in favor of plaintiff and against PM USA and Liggett Group LLC (“Liggett Group”). The jury awarded $5.5 million in compensatory damages and allocated 37% of the fault to each of the defendants (an amount of approximately $2 million).

In December 2012, defendants filed several post-trial motions, including motions for a new trial and to set aside the verdict. Argument on these motions was heard on January 16, 2013. On March 23, 2013, the trial court entered final judgment against PM USA and Liggett Group refusing to reduce the compensatory damages award by plaintiff's comparative fault and holding PM USA and Liggett Group jointly and severally liable for $5.5 million. On April 1, 2013, defendants filed a notice of appeal to the Florida First District Court of Appeal. On April 5, 2013, PM USA posted a bond in the amount of $2.5 million.

October 2012	Lock
A Pinellas County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $1.15 million in compensatory damages and allocated 9% of the fault to each of the defendants (an amount of $103,500).

In November 2012, defendants filed several post-trial motions, including motions for a new trial, to set aside the verdict and to reduce the damages award by the amount of economic damages paid by third parties. On January 23, 2013, the trial court orally denied all post-trial motions. On February 28, 2013, the trial court entered final judgment. PM USA’s portion of the damages was $103,500. On March 21, 2013, defendants filed notice of appeal to the Florida Second District Court of Appeal. On March 22, 2013, PM USA posted bonds in the amount of $103,500.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Plaintiff	Verdict	Post-Trial Developments
August 2012	Hancock
A Broward County jury returned a verdict in the amount of zero damages and allocated 5% of the fault to each of the defendants (PM USA and R.J. Reynolds). The trial court granted an additur of $110,000, which is subject to the jury’s comparative fault finding.

In August 2012, defendants moved to set aside the verdict and to enter judgment in accordance with their motion for directed verdict. Defendants also moved to reduce damages, which motion the court granted. The trial court granted defendants’ motion to set off the damages award by the amount of economic damages paid by third parties, which will reduce further any final award. In October 2012, the trial court entered final judgment. PM USA’s portion of the damages was approximately $700. In November 2012, both sides filed notices of appeal to the Florida Fourth District Court of Appeal.

May 2012	Calloway
A Broward County jury returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds, Lorillard and Liggett Group. The jury awarded approximately $21 million in compensatory damages and allocated 25% of the fault against PM USA but the trial court ruled that it will not apply the comparative fault allocations because the jury found against each defendant on the intentional tort claims. The jury also awarded approximately $17 million in punitive damages against PM USA, approximately $17 million in punitive damages against R.J. Reynolds, approximately $13 million in punitive damages against Lorillard and approximately $8 million in punitive damages against Liggett Group.

In May and June, 2012, defendants filed motions to set aside the verdict and for a new trial. In August 2012, the trial court denied the remaining post-trial motions and entered final judgment, reducing the total compensatory damages award to $16.1 million but leaving undisturbed the separate punitive damages awards. In September 2012, PM USA posted a bond in an amount of $1.5 million and defendants filed a notice of appeal to the Florida Fourth District Court of Appeal.

January 2012	Hallgren
A Highland County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded approximately $2 million in compensatory damages and allocated 25% of the fault to PM USA (an amount of approximately $500,000). The jury also awarded $750,000 in punitive damages against each of the defendants.

The trial court entered final judgment in March 2012. In April 2012, PM USA posted a bond in an amount of approximately $1.25 million. In May 2012, defendants filed a notice of appeal to the Florida Second District Court of Appeal.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Plaintiff	Verdict	Post-Trial Developments
July 2011	Weingart	A Palm Beach County jury returned a verdict in the amount of zero damages and allocated 3% of the fault to each of the defendants (PM USA, R.J. Reynolds and Lorillard).
In September 2011, the trial court granted plaintiff’s motion for additur or a new trial, concluding that an additur of $150,000 is required for plaintiff’s pain and suffering.  The trial court entered final judgment and, since PM USA was allocated 3% of the fault, its portion of the damages was $4,500. In October 2011, PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and, in November 2011, posted bonds in an aggregate amount of $48,000. On February13, 2013, the Florida Fourth District Court of Appeal affirmed per curiam the trial court's decision in favor of the plaintiff. On March 15, 2013, PM USA filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. On April 22, 2013, the Florida Supreme Court ordered PM USA to show cause as to why the Florida Supreme Court’s decision in Douglas is not controlling in this case. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $50,000 for the judgment plus interest and associated costs.

April 2011	Allen
A Duval County jury returned a verdict in favor of plaintiffs and against PM USA and R.J. Reynolds. The jury awarded a total of $6 million in compensatory damages and allocated 15% of the fault to PM USA (an amount of $900,000). The jury also awarded $17 million in punitive damages against each of the defendants.

In May 2011, the trial court entered final judgment. In October 2011, the trial court granted defendants’ motion for remittitur, reducing the punitive damages award against PM USA to $2.7 million, and denied defendants’ remaining post-trial motions. PM USA filed a notice of appeal to the Florida First District Court of Appeal and posted a bond in the amount of $1.25 million in November 2011. Oral argument was heard on January 16, 2013.

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

In April 2011, the trial court denied PM USA’s post-trial motions for a new trial and to set aside the verdict. In June 2011, PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and posted an $86,000 appeal bond. On January 16, 2013, the Fourth District affirmed per curiam the trial court’s decision without issuing an opinion. On January 31, 2013, PM USA filed a motion for a citation in order to facilitate further review of the case in the Florida Supreme Court, which was denied. On March 6, 2013, the Fourth District denied PM USA’s various motions for post-decision relief. On April 3, 2013, PM USA filed a motion seeking a 60-day extension on its petition for writ of certiorari to the United States Supreme Court, which was granted on April 9, 2013. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $174,000 for the judgment plus interest and associated costs.

August 2010	Piendle
A Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $4 million in compensatory damages and allocated 27.5% of the fault to PM USA (an amount of approximately $1.1 million). The jury also awarded $90,000 in punitive damages against PM USA.

In June 2012, the Florida Fourth District Court of Appeal affirmed per curiam the trial court’s decision without issuing an opinion. In the third quarter of 2012, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $2.7 million for the judgment plus interest and associated costs and paid such amount in November 2012. In the first quarter of 2013, PM USA paid related fees in the amount of approximately $100,000. This litigation has concluded.

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

In August 2010, the trial court entered final judgment, and PM USA filed its notice of appeal and posted a $5 million appeal bond. In November 2012, the Florida Fourth District Court of Appeal reversed the punitive damages award and remanded the case for a new trial on plaintiff's conspiracy claim. Upon retrial, if the jury finds in plaintiff's favor on that claim, the original $16.2 million punitive damages award will be reinstated. PM USA filed a motion for rehearing, which was denied on January 18, 2013. On January 29, 2013, plaintiffs filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. PM USA also filed a notice on January 31, 2013 to invoke the discretionary jurisdiction of the Florida Supreme Court. PM USA filed a motion to stay the mandate, which was denied on March 6, 2013. The Fourth District issued its mandate on April 10, 2013.

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

In July 2010, the trial court entered final judgment and, in August 2010, PM USA filed its notice of appeal. In October 2010, PM USA posted a $2.5 million appeal bond. In September 2012, the Florida Fourth District Court of Appeal affirmed the compensatory damages award but reversed and remanded the punitive damages verdict. The Fourth District returned the case to the trial court for a new jury trial on plaintiff’s fraudulent concealment claim. If the jury finds in plaintiff’s favor on that claim, the $10 million punitive damages award against each defendant will be reinstated. In October 2012, both plaintiff and defendants filed petitions for rehearing, which the Fourth District denied in December 2012. On January 14, 2013, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. Plaintiff also filed notice to invoke the discretionary jurisdiction of the Florida Supreme Court on January 18, 2013. On February 8, 2013, the Fourth District granted defendants’ motion to stay the mandate. On March 12, 2013, plaintiff filed a motion for review of the stay order with the Florida Supreme Court, which was denied on April 12, 2013.

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

In June 2010, PM USA filed its notice of appeal and posted a $900,000 appeal bond. In March 2012, the Florida Second District Court of Appeal issued a decision affirming the judgment and upholding the use of the Engle jury findings but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants’ federal due process rights. In April 2012, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In May 2012, the Florida Supreme Court accepted jurisdiction of the case. Argument occurred in September 2012. On March 14, 2013, the Florida Supreme Court affirmed the final judgment entered in favor of the plaintiff and issued its mandate on April 15, 2013. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $2.2 million for the judgment plus interest and associated costs.

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

In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages. In April 2010, PM USA filed its notice of appeal and posted a $5 million appeal bond. In August 2010, upon the motion of PM USA, the trial court entered an amended final judgment of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages to correct a clerical error. In June 2012, the Fourth District Court of Appeal affirmed the amended final judgment. In July 2012, PM USA filed a motion for rehearing. In December 2012, the Fourth District withdrew its prior decision, reversed the verdict as to compensatory and punitive damages and returned the case to the trial court for a new trial on the question of damages. In December 2012, plaintiff filed a motion for rehearing en banc or for certification to the Florida Supreme Court, which was denied on January 25, 2013. On February 8, 2013, PM USA filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. Plaintiff also filed a notice on February 22, 2013 to invoke the discretionary jurisdiction of the Florida Supreme Court. PM USA filed a motion to stay the mandate, which was denied on February 26, 2013. The Fourth District issued its mandate on March 15, 2013.

August 2009	F. Campbell
An Escambia County jury returned a verdict in favor of plaintiff and against R.J. Reynolds, PM USA and Liggett Group. The jury awarded $7.8 million in compensatory damages. In September 2009, the trial court entered final judgment and awarded plaintiff $156,000 in damages against PM USA due to the jury allocating only 2% of the fault to PM USA.

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
A Broward County jury returned a verdict in favor of plaintiff, awarding $5.3 million in compensatory damages. The judge had previously dismissed the punitive damages claim. In September 2009, the trial court entered final judgment and awarded plaintiff $1.95 million in actual damages. The judgment reduced the jury’s $5.3 million award of compensatory damages due to the jury allocating 36.5% of the fault to PM USA.

A notice of appeal was filed by PM USA in September 2009, and PM USA posted a $1.95 million appeal bond. In February 2012, the Florida Fourth District Court of Appeal reversed the judgment, holding that the statute of limitations barred plaintiff’s claims. In October 2012, on motion for rehearing, the Fourth District withdrew its prior decision and affirmed the trial court’s judgment. In November 2012, PM USA filed a notice to invoke the jurisdiction of the Florida Supreme Court. In December 2012, the Florida Supreme Court granted a partial stay pending its disposition of the J. Brown case against R.J. Reynolds and the Fourth District issued its mandate.

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

PM USA noticed an appeal to the Fourth District Court of Appeal in July 2009. In May 2012, the Fourth District reversed and vacated the punitive damages award and affirmed the judgment in all other respects, upholding the compensatory damages award of $1.26 million. In June 2012, both parties filed rehearing motions with the Fourth District, which were denied in September 2012. In October 2012, PM USA and plaintiffs filed notices to invoke the Florida Supreme Court’s discretionary jurisdiction. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $3.2 million for the judgment plus interest and associated costs.

Appeals of Engle Progeny Verdicts

Plaintiffs in various Engle progeny cases have appealed adverse rulings or verdicts, and in some cases, PM USA has cross-appealed. PM USA’s appeals of adverse verdicts are discussed in the chart above.

Since the remand of B. Brown (discussed above under the heading Federal Engle Progeny Cases), several state appellate rulings have superseded the Eleventh Circuit’s ruling on Florida state law. These cases include Martin, an Engle progeny case against R.J. Reynolds in Escambia County and J. Brown, an Engle progeny case against R.J. Reynolds in Broward County. In Martin, the Florida First District Court of Appeal rejected the B. Brown ruling as a matter of state law and upheld the use of the Engle findings to relax plaintiffs’ burden of proof. R.J. Reynolds had sought Florida Supreme Court review in that case but, in July 2011, the Florida Supreme Court declined to hear the appeal. In December 2011, petitions for certiorari were filed with the United States Supreme Court by R.J. Reynolds in Campbell, Martin, Gray and Hall and by PM USA and Liggett Group in Campbell. The United States Supreme Court denied defendants’ certiorari petitions in March 2012.

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

In Douglas, in March 2012, the Florida Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings with respect to strict liability claims but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants’ federal due process rights. On March 14, 2013, the Florida Supreme Court affirmed the final judgment entered in favor of plaintiff, upholding the use of the Engle jury findings with respect to strict liability and negligence claims.

In Koballa, in October 2012, the Florida Fifth District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings with respect to negligence, concealment and conspiracy claims but, like Douglas, certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants’ federal due process rights. In November 2012, R.J. Reynolds filed an appeal to the Florida Supreme Court and the court entered a stay in the case pending resolution of the Douglas case.

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

As of April 22, 2013, PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In October 2011, plaintiffs’ counsel filed a motion for an award of attorneys’ fees and costs. In December 2012, the trial court awarded the plaintiffs’ counsel attorneys’ fees in an amount of approximately $103 million, all of which have now been paid from the court supervised fund. This litigation has concluded.

Other Medical Monitoring Class Actions

In addition to the Scott class action discussed above, two purported medical monitoring class actions are pending against PM USA. These two cases were brought in New York (Caronia, filed in January 2006 in the U.S. District Court for the Eastern District of New York) and Massachusetts (Donovan, filed in December 2006 in the U.S. District Court for the District of Massachusetts) on behalf of each state’s respective residents who: are age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT Scanning in order to identify and diagnose lung cancer. Plaintiffs in these cases do not seek punitive damages. A case brought in California (Xavier) was dismissed in July 2011, and a case brought in Florida (Gargano) was voluntarily dismissed with prejudice in August 2011.

In Caronia, in February 2010, the district court granted in part PM USA’s summary judgment motion, dismissing plaintiffs’ strict liability and negligence claims and certain other claims, granted plaintiffs leave to amend their complaint to allege a medical monitoring cause of action and requested further briefing on PM USA’s summary judgment motion as to plaintiffs’ implied warranty claim and, if plaintiffs amend their complaint, their medical monitoring claim. In March 2010, plaintiffs filed their amended complaint and PM USA moved to dismiss the implied warranty and medical monitoring claims. In January 2011, the district court granted PM USA’s motion, dismissed plaintiffs’ claims and declared plaintiffs’ motion for class certification moot in light of the dismissal of the case. The plaintiffs have appealed that decision to the U.S. Court of Appeals for the Second Circuit. Argument before the Second Circuit was heard in March 2012.

In Donovan, the Supreme Judicial Court of Massachusetts, in answering questions certified to it by the district court, held in October 2009 that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The court also ruled that whether or not the case is barred by the applicable statute of limitations is a factual issue to be determined by the trial court. The case was remanded to federal court for further proceedings. In June 2010, the district court granted in part the plaintiffs’ motion for class certification, certifying the class as to plaintiffs’ claims for breach of implied warranty and violation of the Massachusetts Consumer Protection Act, but denying certification as to plaintiffs’ negligence claim. In July 2010, PM USA petitioned the U.S. Court of Appeals for the First Circuit for appellate review of the class certification decision. The petition was denied in September 2010. As a remedy, plaintiffs have proposed a 28-year medical monitoring program with an approximate cost of $190 million. In June 2011, plaintiffs filed various motions for summary judgment and to strike affirmative defenses, which the district court denied in March 2012 without prejudice. In October 2011, PM USA filed a motion for class decertification, which motion was denied in March 2012. On February 28, 2013, the district court amended the class definition to extend to individuals who satisfy the class membership criteria through February 26, 2013, and to exclude any individual who was not a Massachusetts resident as of February 26, 2013. A trial date has not been set.

Evolving medical standards and practices could have an impact on the defense of medical monitoring claims. For example, the first publication of the findings of the National Cancer Institute’s National Lung Screening Trial (NLST) in June 2011 reported a 20% reduction in lung cancer deaths among certain long-term smokers receiving Low Dose CT Scanning for lung cancer. Since then, various public health organizations have begun to develop new lung cancer screening guidelines. Also, a number of hospitals have advertised the availability of screening programs and some insurance companies now cover screening for some individuals. Other studies in this area are ongoing.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Although there have been some decisions to the contrary, most judicial decisions in the United States have dismissed all or most health care cost recovery claims against cigarette manufacturers. Nine federal circuit courts of appeals and eight state appellate courts, relying primarily on grounds that plaintiffs’ claims were too remote, have ordered or affirmed dismissals of health care cost recovery actions. The United States Supreme Court has refused to consider plaintiffs’ appeals from the cases decided by five circuit courts of appeals. In 2011, in the health care cost recovery case brought against PM USA and other defendants by the City of St. Louis, Missouri and approximately 40 Missouri hospitals, a verdict was returned in favor of defendants.

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

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA and Altria Group, Inc., in Israel (dismissed), the Marshall Islands (dismissed), and Canada (9), and other entities have stated that they are considering filing such actions.

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

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the the MSA with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended March 31, 2013 and 2012, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was approximately $0.6 billion and $1.1 billion, respectively. The 2013 amount includes a credit of $483 million related to the NPM Adjustment discussed below.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.
Possible Adjustments in MSA Payments for 2003 - 2012
Pursuant to the provisions of the MSA, domestic tobacco product manufacturers, including PM USA, who are original signatories to the MSA (the “Original Participating Manufacturers” or “OPMs”) are participating in proceedings with respect to claims for downward adjustments to the amounts paid by the OPMs and the other MSA-participating manufacturers to the states and territories that are parties to the MSA for each of the years 2003 - 2012. The proceedings relate to a NPM Adjustment based on the collective loss of market share for the relevant year by all participating manufacturers who are subject to the payment obligations and marketing restrictions of the MSA to non-participating manufacturers (“NPMs”) who are not subject to such obligations and restrictions.
As part of these proceedings, an independent economic consulting firm jointly selected by the MSA parties or otherwise selected pursuant to the MSA’s provisions is required to determine whether the disadvantages of the MSA were a “significant factor” contributing to the participating manufacturers’ collective loss of market share for the year in question. If the firm determines that the disadvantages of the MSA were such a “significant factor,” each state may avoid a downward adjustment to its share of the participating manufacturers’ annual payments for that year by establishing that it diligently enforced a qualifying escrow statute during the entirety of that year. Such a state’s share of the downward adjustment would then be reallocated to any states that are found not to have established such diligent enforcement. PM USA believes that the MSA’s arbitration clause requires a state to submit its claim to have diligently enforced a qualifying escrow statute to binding arbitration before a panel of three former federal judges in the manner provided for in the MSA. A number of states have taken the position that this claim should be decided in state court on a state-by-state basis.

An independent economic consulting firm, jointly selected by the MSA parties, determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for each of the years 2003 - 2005. A different independent economic consulting firm, jointly selected by the MSA parties, determined that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the year 2006. Following the firm’s determination for 2006, the OPMs and the states agreed that the states would not contest that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the years 2007, 2008 and 2009. Accordingly, the OPMs and the states have agreed that no “significant factor” determination by an independent economic consulting firm will be necessary with respect to the participating manufacturers’ collective loss of market share for the years 2007, 2008 and 2009 (the “significant factor agreement”). This agreement became effective for 2007, 2008 and 2009 on February 1, 2010, 2011 and 2012, respectively. The OPMs and the states have agreed to extend the significant factor agreement to apply to the participating manufacturers’ collective loss of market share for 2010, 2011 and 2012. This agreement became effective for 2010 on February 1, 2013 and will become effective for 2011 and 2012 on February 1, 2014 and 2015, respectively.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Following the “significant factor” determination with respect to 2003, 38 states filed declaratory judgment actions in state courts seeking a declaration that the state diligently enforced its escrow statute during 2003. The OPMs and other MSA-participating manufacturers responded to these actions by filing motions to compel arbitration in accordance with the terms of the MSA, including filing motions to compel arbitration in 11 MSA states and territories that did not file declaratory judgment actions. Courts in all but one of the 46 MSA states and the District of Columbia and Puerto Rico have ruled that the question of whether a state diligently enforced its escrow statute during 2003 is subject to arbitration. Several of these rulings may be subject to further review. The Montana state courts have ruled that the diligent enforcement claims of that state may be litigated in state court, rather than in arbitration. In June 2012, following the denial of the OPMs’ petition to the United States Supreme Court for writ of certiorari, the participating manufacturers and Montana entered into a consent decree pursuant to which Montana will not be subject to the 2003 NPM Adjustment.

PM USA, the other OPMs and approximately 25 other MSA-participating manufacturers have entered into an agreement regarding arbitration with 45 MSA states and territories concerning the 2003 NPM Adjustment, including the states’ claims of diligent enforcement for 2003. The agreement further provides for a partial liability reduction for the 2003 NPM Adjustment for states that entered into the agreement by January 30, 2009 and are determined in the arbitration not to have diligently enforced a qualifying escrow statute during 2003. Based on the number of states that entered into the agreement by January 30, 2009 (45), the partial liability reduction for those states is 20%. The partial liability reduction would reduce the amount of PM USA’s 2003 NPM Adjustment by up to a corresponding percentage. The selection of the arbitration panel for the 2003 NPM Adjustment was completed in July 2010, and the arbitration is currently ongoing. Following the completion of discovery, the participating manufacturers determined to continue to contest the 2003 diligent enforcement claims of 33 states, the District of Columbia and Puerto Rico and to no longer contest such claims by 12 states and four U.S. territories (the “non-contested states”). As a result, the non-contested states will not be subject to the 2003 NPM Adjustment. The non-contested states’ share of any such NPM Adjustment (other than those non-contested states that have joined the Term Sheet discussed below), along with the shares of any states found by the arbitration panel to have diligently enforced during 2003, will be reallocated in accordance with the MSA to those states, if any, found by the panel not to have diligently enforced during 2003. Proceedings to determine state diligent enforcement claims for the years 2004 through 2012 have not yet been scheduled.

Once a significant factor determination in favor of the participating manufacturers for a particular year has been made by an economic consulting firm, or the states’ agreement not to contest significant factor for a particular year has become effective, PM USA has the right under the MSA to pay the disputed amount of the NPM Adjustment for that year into a disputed payments account (“DPA”) or withhold it altogether. PM USA has made its full MSA payment due in each year from 2006 - 2010 to the states (subject to a right to recoup the NPM Adjustment amount in the form of a credit against future MSA payments), even though it had the right to deduct the disputed amounts of the 2003 - 2007 NPM Adjustments, as described above, from such MSA payments. PM USA paid its share of the amount of the disputed 2008, 2009 and 2010 NPM Adjustments shown below into the DPA in connection with its MSA payments due in 2011, 2012 and 2013, respectively. The approximate maximum principal amounts of PM USA’s share of the disputed NPM Adjustment for the years 2003 through 2012, as currently calculated by the MSA’s Independent Auditor, are as follows (the amounts shown below do not include the interest or earnings thereon to which PM USA believes it would be entitled in the manner provided in the MSA, do not reflect the partial liability reduction for the 2003 NPM Adjustment pursuant to the arbitration agreement described above and do not reflect any reduction in light of the Term Sheet described below):

Year for which NPM Adjustment calculated	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012

Year in which deduction for NPM Adjustment may be taken	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015

PM USA’s Approximate Share of Disputed NPM Adjustment (in millions)	$337	$388	$181	$154	$185	$250	$205	$203	$159	$199

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Effective December 17, 2012, PM USA, the other OPMs and certain other participating manufacturers entered into a term sheet (the “Term Sheet”) with 17 MSA states, the District of Columbia and Puerto Rico for settlement of the 2003 - 2012 NPM Adjustments with those states and territories (the “signatory states”). On March 12, 2013, the arbitration panel in the pending NPM Adjustment arbitration issued a stipulated partial settlement and award (the “Stipulated Award”) permitting the Term Sheet to proceed. As of April 22, 2013, eight of the states that have not joined the Term Sheet (“non-signatory states”) have filed motions in their state MSA courts to vacate and/or modify the Stipulated Award. Two of these states, Colorado and Ohio, also sought preliminary injunctive relief with respect to the Stipulated Award. The Colorado motion for a preliminary injunction was denied on April 11, 2013, and the Ohio motion for a preliminary injunction was denied on April 12, 2013. Additional non-signatory states may also take action in state court to vacate or modify the Stipulated Award. No assurance can be given that this litigation or any other such attempts by other non-signatory states will be resolved in a manner favorable to PM USA, nor can PM USA predict the remedy that might be ordered if any such litigation were to be resolved unfavorably to PM USA. PM USA continues to reserve all rights regarding the NPM Adjustments with respect to the non-signatory states. An additional MSA state joined the Term Sheet on April 12, 2013, and it is possible that more states will also join.

The Term Sheet provides for the OPMs to receive reductions to their MSA payments in an amount equal to 46% of the signatory states’ aggregate allocable share of the OPMs’ aggregate 2003 - 2012 NPM Adjustments. The OPMs have agreed that, subject to certain conditions, PM USA will receive approximately 28% of such reductions (which is the maximum percentage allocation of the total 2003 - 2012 NPM Adjustments to which PM USA was entitled under the MSA); R.J. Reynolds will receive approximately 60% of such reductions; and Lorillard will receive approximately 12% of such reductions. Based on the identity of the signatory states on April 15, 2013, the reduction in PM USA’s MSA payment obligation was approximately $483 million. PM USA recorded this amount as an increase in its reported pre-tax earnings in the first quarter of 2013.

PM USA received all of its reduction under the Term Sheet through a credit against its April 2013 MSA payment. R.J. Reynolds and Lorillard received part of their reductions through credits against their April 2013 MSA payments and are expected to receive the remainder through reductions in their MSA payments in April 2014 - April 2017.

As part of the settlement, each of the signatory states received its portion of over $4.7 billion from the DPA. In this context, PM USA authorized release to the signatory states of their allocable share of the $658 million that PM USA has paid into the DPA (plus the accumulated earnings thereon), which amounted to approximately $272 million. Furthermore, PM USA will deposit the signatory states’ allocable share of the 2011 - 2012 NPM Adjustments into the DPA in connection with its April 2014 - 2015 MSA payments and then, following such deposit, authorize the release of such share to the signatory states.

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

PM USA intends to continue to pursue vigorously the disputed NPM Adjustments for 2003 - 2012 against the non-signatory states through the arbitration proceedings described above. The amounts of the NPM Adjustments for 2003 - 2012 set forth in the table above will be reduced in light of the Term Sheet to determine the maximum amount of such adjustments potentially available from the non-signatory states. As part of the Stipulated Award, the arbitration panel ruled that the 2003 NPM Adjustment claim is to be reduced pro rata by the aggregate allocable share of the signatory states to determine the maximum amount of the 2003 NPM Adjustment potentially available from the non-signatory states, although a non-signatory state may seek a more favorable reduction method as to it through review in its state court. (The amount of the 2003 NPM Adjustment allocated to any non-signatory state found not to be diligent for that year will also be reduced by the partial liability reduction under the agreement regarding arbitration described above.) The Stipulated Award did not specify the reduction method applicable to the 2004 - 2012 NPM Adjustment claims. Many of the state court actions to vacate and/or modify the Stipulated Award brought by the non-signatory states described above seek relief with respect to the pro rata reduction method.

The amounts in the table above may be recalculated by the MSA’s Independent Auditor if it receives information that is different from or in addition to the information on which it based these calculations, including, among other things, if it receives revised sales volumes from any participating manufacturer. Disputes among the manufacturers could also reduce the foregoing amounts. The availability and the precise amount of any NPM Adjustment for 2003 - 2012 obtained through such proceedings

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(as opposed to the Term Sheet) will not be finally determined until later in 2013 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers would ultimately receive any adjustment from the non-signatory states as a result of these proceedings, and the amount of any adjustment received for a year could be less than the amount for that year listed above (even as reduced in light of the Term Sheet). If the OPMs do receive such an adjustment through these proceedings (apart from the Term Sheet), the adjustment would be allocated among the OPMs pursuant to the MSA’s provisions. It is expected that PM USA would receive its share of any adjustments for 2003 - 2007 in the form of a credit against future MSA payments and its share of any adjustment for 2008 - 2010 in the form of a withdrawal from the DPA.

Other Disputes Related to MSA Payments

In addition to the disputed NPM Adjustments described above, MSA states and participating manufacturers, including PM USA, conducted another arbitration to resolve certain other disputes related to the calculation of the participating manufacturers’ payments under the MSA. PM USA disputed the method by which ounces of “roll your own” tobacco had been converted to cigarettes for purposes of calculating the downward volume adjustments to its MSA payments. PM USA believed that, for the years 2004 − 2012, the use of an incorrect conversion method resulted in excess MSA payments by PM USA in those years of approximately $92 million in the aggregate. On February 14, 2013, the arbitration panel issued a ruling in favor of the MSA states. Consequently, PM USA will not receive any credit against its future MSA payments on account of this dispute. This same arbitration panel also issued a ruling in the dispute over whether the “adjusted gross” or the “net” number of cigarettes on which federal excise tax is paid is the correct methodology for calculating MSA payments due from certain subsequent participating manufacturers. It is unclear precisely which past and future MSA payments may be affected by this ruling. PM USA also does not currently have access to the data that would be necessary to determine the magnitude and the direction of such effects, if any.

Other MSA-Related Litigation

Since the MSA’s inception, NPMs and/or their distributors or customers have filed a number of challenges to the MSA and related legislation. They have named as defendants the states and their officials, in an effort to enjoin enforcement of important parts of the MSA and related legislation, and/or participating manufacturers, in an effort to obtain damages. To date, no such challenge has been successful, and the U.S. Court of Appeals for the Second, Third, Fourth, Fifth, Sixth, Eighth, Ninth and Tenth Circuits have affirmed judgments in favor of defendants in 16 such cases.

Federal Government’s Lawsuit

In 1999, the United States government filed a lawsuit in the U.S. District Court for the District of Columbia against various cigarette manufacturers, including PM USA, and others, including Altria Group, Inc., asserting claims under three federal statutes, namely the Medical Care Recovery Act (“MCRA”), the MSP provisions of the Social Security Act and the civil provisions of RICO. Trial of the case ended in June 2005. The lawsuit sought to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants’ fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans’ health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleged that such costs total more than $20 billion annually. It also sought what it alleged to be equitable and declaratory relief, including disgorgement of profits that arose from defendants’ allegedly tortious conduct, an injunction prohibiting certain actions by defendants, and a declaration that defendants are liable for the federal government’s future costs of providing health care resulting from defendants’ alleged past tortious and wrongful conduct. In September 2000, the trial court dismissed the government’s MCRA and MSP claims, but permitted discovery to proceed on the government’s claims for relief under the civil provisions of RICO.

The government alleged that disgorgement by defendants of approximately $280 billion is an appropriate remedy. In May 2004, the trial court issued an order denying defendants’ motion for partial summary judgment limiting the disgorgement remedy. In February 2005, a panel of the U.S. Court of Appeals for the District of Columbia Circuit held that disgorgement is not a remedy available to the government under the civil provisions of RICO and entered summary judgment in favor of defendants with respect to the disgorgement claim. In July 2005, the government petitioned the United States Supreme Court for further review of the Court of Appeals’ ruling that disgorgement is not an available remedy, and in October 2005, the Supreme Court denied the petition.

In June 2005, the government filed with the trial court its proposed final judgment seeking remedies of approximately $14 billion, including $10 billion over a five-year period to fund a national smoking cessation program and $4 billion over a 10-

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

year period to fund a public education and counter-marketing campaign. Further, the government’s proposed remedy would have required defendants to pay additional monies to these programs if targeted reductions in the smoking rate of those under 21 were not achieved according to a prescribed timetable. The government’s proposed remedies also included a series of measures and restrictions applicable to cigarette business operations, including, but not limited to, restrictions on advertising and marketing, potential measures with respect to certain price promotional activities and research and development, disclosure requirements for certain confidential data and implementation of a monitoring system with potential broad powers over cigarette operations.

In August 2006, the federal trial court entered judgment in favor of the government. The court held that certain defendants, including Altria Group, Inc. and PM USA, violated RICO and engaged in seven of the eight “sub-schemes” to defraud that the government had alleged. Specifically, the court found that:

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

The court did not impose monetary penalties on defendants, but ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “light” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure on defendants’ public document websites and in the Minnesota document repository of all documents produced to the government in the lawsuit or produced in any future court or administrative action concerning smoking and health until 2021, with certain additional requirements as to documents withheld from production under a claim of privilege or confidentiality; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedule as defendants now follow in disclosing such data to the Federal Trade Commission (“FTC”) for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette businesses within the United States; and (ix) payment of the government’s costs in bringing the action.

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

In July 2009, defendants filed petitions for a rehearing before the panel and for a rehearing by the entire Court of Appeals. Defendants also filed a motion to vacate portions of the trial court’s judgment on the grounds of mootness because of the passage of the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”), granting the U.S. Food and Drug Administration (the “FDA”) broad authority over the regulation of tobacco products. In September 2009, the Court of Appeals entered three per curiam rulings. Two of them denied defendants’ petitions for panel rehearing or for rehearing en banc. In the third per curiam decision, the Court of Appeals denied defendants’ suggestion of mootness and motion for partial vacatur. In February 2010, PM USA and Altria Group, Inc. filed their certiorari petitions with the United States Supreme Court. In addition, the federal government and the intervenors filed their own certiorari petitions, asking the court to reverse an earlier Court of Appeals decision and hold that civil RICO allows the trial court to order disgorgement as well as other equitable relief, such as smoking cessation remedies, designed to redress continuing consequences of prior RICO violations. In June 2010, the United States Supreme Court denied all of the parties’ petitions. In July 2010, the Court of Appeals issued its mandate lifting the stay of the trial court’s judgment and remanding the case to the trial court. As a result of the mandate, except for those matters remanded to the trial court for further proceedings, defendants are now subject to the injunction discussed above and the other elements of the trial court’s judgment.

In February 2011, the government submitted its proposed corrective statements and the trial court referred issues relating to a document repository to a special master. Defendants filed a response to the government’s proposed corrective statements and filed a motion to vacate the trial court’s injunction in light of the FSPTCA, which motion was denied in June 2011. Defendants appealed the trial court’s ruling to the U.S. Court of Appeals for the District of Columbia Circuit. On July 27, 2012, the Court of Appeals affirmed the district court’s denial of defendants’ motion to vacate the district court’s injunction.

Remaining issues pending include: (i) the specifics relating to the court-ordered corrective statements and (ii) the requirements related to point-of-sale signage. On November 27, 2012, the district court issued its order specifying the content of the corrective statements described above. The district court’s order requires that the parties engage in negotiations with the special master regarding implementation of the corrective statements remedy, which negotiations are ongoing. Unresolved issues will be decided by the special master and the court. Defendants filed a notice of appeal from the order on the content of the corrective statements on January 25, 2013 and a motion to hold the appeal in abeyance on January 30, 2013. On February 15, 2013, the U.S. Court of Appeals granted defendants’ motion to hold their appeal in abeyance.

In December 2011, the parties to the lawsuit entered into an agreement as to the issues concerning the document repository. Pursuant to this agreement, PM USA agreed to deposit an amount of approximately $3.1 million into the district court in installments over a five-year period.

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of April 22, 2013, a total of 14 such cases were pending in the United States. Three of these cases were pending in U.S. federal courts as discussed below. The other cases were pending in various U.S. state courts. In addition, a purported “Lights” class action is pending against PM USA in Israel.

In the one “Lights” case pending in Israel (El-Roy), hearings on plaintiffs’ motion for class certification were held in November and December 2008, and an additional hearing on class certification was held in November 2011. On November 28, 2012, the trial court denied the plaintiffs’ motion for class certification and ordered the plaintiffs to pay defendants approximately $100,000 in attorney fees. Plaintiffs in that case have noticed an appeal. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

The Good Case

In May 2006, a federal trial court in Maine granted PM USA’s motion for summary judgment in Good, a purported “Lights” class action, on the grounds that plaintiffs’ claims are preempted by the Federal Cigarette Labeling and Advertising Act (“FCLAA”) and dismissed the case. In December 2008, the United States Supreme Court ruled that plaintiffs’ claims are not barred by federal preemption. Although the Court rejected the argument that the FTC’s actions were so extensive with respect to the descriptors that the state law claims were barred as a matter of federal law, the Court’s decision was limited: it did not address the ultimate merits of plaintiffs’ claim, the viability of the action as a class action, or other state law issues. The case was returned to the federal court in Maine and consolidated with other federal cases in the multidistrict litigation proceeding discussed below. In June 2011, the plaintiffs voluntarily dismissed the case without prejudice after the district court denied plaintiffs’ motion for class certification, concluding the litigation.

Federal Multidistrict Proceeding and Subsequent Developments

Since the December 2008 United States Supreme Court decision in Good, and through April 22, 2013, 26 purported “Lights” class actions were served upon PM USA and, in certain cases, Altria Group, Inc. These cases were filed in 15 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA and were transferred and consolidated by the Judicial Panel on Multidistrict Litigation (“JPMDL”) before the U.S. District Court for the District of Maine for pretrial proceedings (“MDL proceeding”).

In November 2010, the district court in the MDL proceeding denied plaintiffs’ motion for class certification in four cases, covering the jurisdictions of California, the District of Columbia, Illinois and Maine. These jurisdictions were selected by the parties as sample cases, with two selected by plaintiffs and two selected by defendants. Plaintiffs sought appellate review of this decision but, in February 2011, the U.S. Court of Appeals for the First Circuit denied plaintiffs’ petition for leave to appeal. Later that year, plaintiffs in 13 cases voluntarily dismissed without prejudice their cases. In April 2012, the JPMDL remanded the remaining four cases (Phillips, Tang, Wyatt and Cabbat) back to the federal district courts in which the suits originated. In Tang, which was pending in the U.S. District Court for the Eastern District of New York, the plaintiffs voluntarily dismissed the case without prejudice in July 2012, concluding the litigation.

In Phillips, which is now pending in the U.S. District Court for the Northern District of Ohio, defendants filed in June 2012 a motion for partial judgment on the pleadings on plaintiffs’ class action consumer sales practices claims and a motion for judgment on the pleadings on plaintiffs’ state deceptive trade practices claims. On March 21, 2013, the court granted defendants’ motions, dismissing with prejudice the associated claims. Plaintiffs’ non-statutory claims of fraud, unjust enrichment, and express and implied warranty were not dismissed. A hearing on plaintiffs’ motion for class certification currently is set for August 30, 2013.

In Cabbat, which is pending in the U.S. District Court for the District of Hawaii, plaintiffs in July 2012 amended their complaint, adding a claim for unjust enrichment and dropping their claims for breach of express and implied warranty. Plaintiffs filed a motion for class certification on April 1, 2013. The trial court scheduled a hearing on plaintiffs’ motion on July 1, 2013 and set a February 11, 2014 trial date.

In Wyatt, which is pending in the U.S. District Court for the Eastern District of Wisconsin, plaintiffs filed a motion for class certification on January 11, 2013.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

“Lights” Cases Dismissed, Not Certified or Ordered De-Certified

To date, in addition to the district court in the MDL proceeding, 16 courts in 17 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

Trial courts in Arizona, Illinois, Kansas, New Jersey, New Mexico, Oregon, Tennessee and Washington have refused to grant class certification or have dismissed plaintiffs’ class action allegations. Plaintiffs voluntarily dismissed a case in Michigan after a trial court dismissed the claims plaintiffs asserted under the Michigan Unfair Trade and Consumer Protection Act.

Several appellate courts have issued rulings that either affirmed rulings in favor of Altria Group, Inc. and/or PM USA or reversed rulings entered in favor of plaintiffs. In Florida, an intermediate appellate court overturned an order by a trial court that granted class certification in Hines. The Florida Supreme Court denied review in January 2008. The Supreme Court of Illinois has overturned a judgment that awarded damages to a certified class in the Price case. See The Price Case below for further discussion. In Louisiana, the U.S. Court of Appeals for the Fifth Circuit dismissed a purported “Lights” class action brought in Louisiana federal court (Sullivan) on the grounds that plaintiffs’ claims were preempted by the FCLAA. In New York, the U.S. Court of Appeals for the Second Circuit overturned a decision by a New York trial court in Schwab that granted plaintiffs’ motion for certification of a nationwide class of all U.S. residents that purchased cigarettes in the United States that were labeled “Light” or “Lights.” In July 2010, plaintiffs in Schwab voluntarily dismissed the case with prejudice. In Ohio, the Ohio Supreme Court overturned class certifications in the Marrone and Phillips cases. Plaintiffs voluntarily dismissed without prejudice both cases in August 2009, but refiled in federal court (discussed above). The Supreme Court of Washington denied a motion for interlocutory review filed by the plaintiffs in the Davies case that sought review of an order by the trial court that refused to certify a class. Plaintiffs subsequently voluntarily dismissed the Davies case with prejudice. In August 2011, the U.S. Court of Appeals for the Seventh Circuit affirmed the Illinois federal district court’s dismissal of “Lights” claims brought against PM USA in the Cleary case. In Curtis, a certified class action, in May 2012, the Minnesota Supreme Court affirmed the trial court’s entry of summary judgment in favor of PM USA, concluding this litigation.

In Lawrence, in August 2012, the New Hampshire Supreme Court reversed the trial court’s order to certify a class and subsequently denied plaintiffs’ rehearing petition. In October 2012, the case was dismissed after plaintiffs filed a motion to dismiss the case with prejudice, concluding this litigation.

In Oregon (Pearson), a state court denied plaintiffs’ motion for interlocutory review of the trial court’s refusal to certify a class. In February 2007, PM USA filed a motion for summary judgment based on federal preemption and the Oregon statutory exemption. In September 2007, the district court granted PM USA’s motion based on express preemption under the FCLAA, and plaintiffs appealed this dismissal and the class certification denial to the Oregon Court of Appeals. Argument was held in April 2010. On April 23, 2013, plaintiffs filed a motion in the Oregon Court of Appeals to certify the appeal to the Oregon Supreme Court.

Other Developments

In December 2009, the state trial court in the Carroll (formerly known as Holmes) case (pending in Delaware) denied PM USA’s motion for summary judgment based on an exemption provision in the Delaware Consumer Fraud Act. In January 2011, the trial court allowed the plaintiffs to file an amended complaint substituting class representatives and naming Altria Group, Inc. and PMI as additional defendants. In July 2011, the parties stipulated to the dismissal without prejudice of Altria Group, Inc. and PMI. On February 6, 2013, the trial court approved the parties’ stipulation to the dismissal without prejudice of Altria Group, Inc. and PMI. PM USA is now the sole defendant in the case.

In June 2007, the United States Supreme Court reversed the lower court rulings in the Miner (formerly known as Watson) case that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendants’ contention that the case must be tried in federal court under the “federal officer” statute. The case was removed to federal court in Arkansas and the case was transferred to the MDL proceeding discussed above. In November 2010, the district court in the MDL proceeding remanded the case to Arkansas state court. In December 2011, plaintiffs

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

voluntarily dismissed their claims against Altria Group, Inc. without prejudice. A hearing on plaintiffs’ March 13, 2013 class certification motion is scheduled to begin on October 22, 2013.

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

In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the judgment entered by the trial court on remand from the 2005 Illinois Supreme Court decision overturning the verdict on the ground that the United States Supreme Court’s December 2008 decision in Good demonstrated that the Illinois Supreme Court’s decision was “inaccurate.” PM USA filed a motion to dismiss plaintiffs’ petition and, in February 2009, the trial court granted PM USA’s motion on the basis that the petition was not timely filed. In March 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois. In February 2011, the intermediate appellate court ruled that the petition was timely filed and reversed the trial court’s dismissal of the plaintiffs’ petition and, in September 2011, the Illinois Supreme Court declined PM USA’s petition for review. As a result, the case was returned to the trial court for proceedings on whether the court should grant the plaintiffs’ petition to reopen the prior judgment. In February 2012, plaintiffs filed an amended petition, which PM USA opposed. Subsequently, in responding to PM USA’s opposition to the amended petition, plaintiffs asked the trial court to reinstate the original judgment.  The trial court denied plaintiffs’ petition in December 2012. On January 8, 2013, plaintiffs filed a notice of appeal with the Fifth Judicial District. On January 16, 2013, PM USA filed a motion asking the Illinois Supreme Court to immediately exercise its jurisdiction over the appeal. On February 15, 2013, the Illinois Supreme Court denied PM USA’s motion.

In June 2009, the plaintiff in an individual smoker lawsuit (Kelly) brought on behalf of an alleged smoker of “Lights” cigarettes in Madison County, Illinois state court filed a motion seeking a declaration that his claims under the Illinois Consumer Fraud Act are not (i) barred by the exemption in that statute based on his assertion that the Illinois Supreme Court’s decision in Price is no longer good law in light of the decisions by the United States Supreme Court in Good and Watson, and (ii) preempted in light of the United States Supreme Court’s decision in Good. In September 2009, the court granted plaintiff’s motion as to federal preemption, but denied it with respect to the state statutory exemption.

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in several jurisdictions. Over time, several such cases have been dismissed by the courts at the summary judgment stage. Certified class actions remain pending in California (Brown), Massachusetts (Aspinall) and Missouri (Larsen). Significant developments in these cases include:

•
Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA’s motion for summary judgment and granted plaintiffs’ motion for summary judgment on the defenses of federal preemption and a state law exemption to Massachusetts’ consumer protection statute. On motion of the parties, the trial court subsequently reported its decision to deny summary judgment to the appeals court for review and stayed further proceedings pending completion of the appellate review. In December 2008, subsequent to the United States Supreme Court’s decision in Good, the Massachusetts Supreme Judicial Court issued an order requesting that the parties advise the court within 30 days whether the Good decision is dispositive of federal preemption issues pending on appeal. In January 2009, PM USA notified the Massachusetts Supreme Judicial Court that Good is dispositive of the federal preemption issues on appeal, but requested further briefing on the state law statutory exemption issue. In March 2009, the Massachusetts Supreme Judicial Court affirmed the order denying summary judgment to PM USA and granting the plaintiffs’ cross-motion. In January 2010, plaintiffs moved for partial summary judgment as to liability claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). In March 2012, the trial court denied plaintiffs’ motion. On February 1, 2013, the trial court, upon agreement of the parties, dismissed without prejudice plaintiffs’ claims against Altria Group, Inc. PM USA is now the sole defendant in the case.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•
Brown: In June 1997, plaintiffs filed suit in California state court alleging that domestic cigarette manufacturers, including PM USA and others, violated California law regarding unfair, unlawful and fraudulent business practices.  In May 2009, the California Supreme Court reversed an earlier trial court decision that decertified the class and remanded the case to the trial court.  The class consists of individuals who, at the time they were residents of California, (i) smoked in California one or more cigarettes manufactured by PM USA that were labeled and/or advertised with the terms or phrases “light,” “medium,” “mild,” “low tar,” and/or “lowered tar and nicotine,” but not including any cigarettes labeled or advertised with the terms or phrases, “ultra light” or “ultra low tar,” and (ii) who were exposed to defendant’s marketing and advertising activities in California.  Plaintiffs are seeking restitution of a portion of the costs of “light” cigarettes purchased during the class period and injunctive relief ordering corrective communications. In September 2012, at the plaintiffs’ request, the trial court dismissed all defendants except PM USA from the lawsuit.  Trial began on April 22, 2013.

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

Certain Other Tobacco-Related Litigation

Tobacco Price Case:  One case remains pending in Kansas (Smith) in which plaintiffs allege that defendants, including PM USA and Altria Group, Inc., conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs’ motion for class certification was granted. In March 2012, the trial court granted defendants’ motions for summary judgment. Plaintiffs sought the trial court’s reconsideration of its decision, but in June 2012, the trial court denied plaintiffs’ motion for reconsideration. Plaintiffs have appealed the decision, and defendants have cross-appealed the trial court’s class certification decision, to the Court of Appeals of Kansas.

Ignition Propensity Cases: PM USA is currently facing litigation alleging that a fire caused by cigarettes led to individuals’ deaths.  In a Kentucky case (Walker), the federal district court denied plaintiffs’ motion to remand the case to state court and dismissed plaintiffs’ claims in February 2009. Plaintiffs subsequently filed a notice of appeal. In October 2011, the U.S. Court of Appeals for the Sixth Circuit reversed the portion of the district court decision that denied remand of the case to Kentucky state court and remanded the case to Kentucky state court. The Sixth Circuit did not address the merits of the district court’s dismissal order. Defendants’ petition for rehearing with the Sixth Circuit was denied in December 2011. PM USA filed a renewed motion to dismiss in state court on March 25, 2013.

False Claims Act Case: PM USA is a defendant in a qui tam action filed in the U.S. District Court for the District of Columbia (United States ex rel. Anthony Oliver) alleging violation of the False Claims Act in connection with sales of cigarettes to the U.S. military. The relator contends that PM USA violated “most favored customer” provisions in government contracts and regulations by selling cigarettes to non-military customers in overseas markets at more favorable prices than it sold to the U.S. military exchange services for resale on overseas military bases in those same markets. The relator has dropped Altria Group, Inc. as a defendant and has dropped claims related to post-MSA price increases on cigarettes sold to the U.S. military. In July 2012, PM USA filed a motion to dismiss.

Argentine Grower Cases: PM USA and Altria Group, Inc. were named as defendants in four cases (Hupan, Chalanuk, Rodriguez Da Silva and Aranda) filed in Delaware state court against multiple defendants by the parents of minor Argentine children born with alleged birth defects. Plaintiffs in these cases allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., an alleged subsidiary of PMI, and that they and their infant children were exposed directly and in

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

utero to hazardous herbicides and pesticides used in the production and cultivation of tobacco. Plaintiffs seek compensatory and punitive damages against all defendants under U.S. and Argentine law. Altria Group, Inc. and PM USA are in discussions with PMI regarding indemnification for these cases pursuant to the Distribution Agreement between Altria Group, Inc. and PMI. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement. On December 11, 2012, Altria Group, Inc. and certain other defendants were dismissed from the Hupan, Chalanuk and Rodriguez Da Silva cases. The three remaining defendants in those actions are PM USA, Philip Morris Global Brands (a subsidiary of PMI) and Monsanto Company.

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

Certain Other Actions

Kraft Thrift Plan Cases: Four participants in the Kraft Foods Global, Inc. Thrift Plan (“Kraft Thrift Plan”), a defined contribution plan, filed a class action complaint (George II) on behalf of all participants and beneficiaries of the Kraft Thrift Plan in July 2008 in the U.S. District Court for the Northern District of Illinois alleging breach of fiduciary duty under the Employee Retirement Income Security Act (“ERISA”). Named defendants in this action included Altria Corporate Services, Inc. (now Altria Client Services Inc.) and certain company committees that allegedly had a relationship to the Kraft Thrift Plan. Plaintiffs requested, among other remedies, that defendants restore to the Kraft Thrift Plan all losses improperly incurred.
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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At March 31, 2013, subsidiaries of Altria Group, Inc. were also contingently liable for $31 million of guarantees related to their own performance, consisting primarily of surety bonds. In addition, from time to time, subsidiaries of Altria Group, Inc. issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the “Distribution Agreement”), entered into as a result of Altria Group, Inc.’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at March 31, 2013 as the fair value of this indemnification is insignificant.

As more fully discussed in Note 11. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under its senior unsecured 5-year revolving credit agreement and amounts outstanding under its commercial paper program.

Redeemable Noncontrolling Interest

In September 2007, Ste. Michelle completed the acquisition of Stag’s Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which Ste. Michelle holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars, Ste. Michelle entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require Ste. Michelle to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori’s initial investment of $27 million. The put arrangement became exercisable on September 11, 2010 and has no expiration date. As of March 31, 2013, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized on the condensed consolidated balance sheet for the put arrangement.

The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because redemption is outside of the control of Ste. Michelle. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section on the condensed consolidated balance sheets at March 31, 2013 and December 31, 2012.

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

At March 31, 2013, the respective principal wholly-owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.
The following sets forth the condensed consolidating balance sheets as of March 31, 2013 and December 31, 2012, condensed consolidating statements of earnings and comprehensive earnings for the three months ended March 31, 2013 and 2012, and condensed consolidating statements of cash flows for the three months ended March 31, 2013 and 2012 for Altria Group, Inc., PM USA and Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the Securities and Exchange Commission (“SEC”) interpretation and application of Rule 3-10 of SEC Regulation S-X.
The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.
Beginning in the second quarter of 2012, Altria Group, Inc. revised the classification of cash dividends received from subsidiaries on its condensed consolidating statements of cash flows to present them as cash flows from operating activities. These amounts were previously classified as cash flows from financing activities.  The impact of this revision, which Altria Group, Inc. determined was not material to the related financial statements, was to increase cash inflows from operating activities (and decrease cash inflows from financing activities) by $923 million for Altria Group, Inc. and $59 million for PM USA for the three months ended March 31, 2012. This revision had no impact on Altria Group, Inc.’s consolidated statements of cash flows.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
March 31, 2013
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$3,745	$—	$30	$—	$3,775
Receivables	21	9	82	—	112
Inventories:
Leaf tobacco	—	489	375	—	864
Other raw materials	—	124	50	—	174
Work in process	—	7	332	—	339
Finished product	—	206	233	—	439
	—	826	990	—	1,816
Due from Altria Group, Inc. and subsidiaries	5,634	4,253	1,216	(11,103)	—
Deferred income taxes	—	1,246	16	(46)	1,216
Other current assets	240	81	109	(233)	197
Total current assets	9,640	6,415	2,443	(11,382)	7,116
Property, plant and equipment, at cost	2	3,256	1,505	—	4,763
Less accumulated depreciation	2	2,100	593	—	2,695
	—	1,156	912	—	2,068
Goodwill	—	—	5,174	—	5,174
Other intangible assets, net	—	2	12,071	—	12,073
Investment in SABMiller	6,749	—	—	—	6,749
Investment in consolidated subsidiaries	9,653	3,009	—	(12,662)	—
Finance assets, net	—	—	2,385	—	2,385
Other assets	136	534	137	(366)	441
Total Assets	$26,178	$11,116	$23,122	$(24,410)	$36,006

Continued

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
March 31, 2013
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$1,984	$—	$—	$—	$1,984
Accounts payable	—	125	134	—	259
Accrued liabilities:
Marketing	—	444	24	—	468
Employment costs	74	7	45	—	126
Settlement charges	—	4,137	6	—	4,143
Other	353	467	258	(46)	1,032
Income taxes	—	666	167	(233)	600
Dividends payable	886	—	—	—	886
Due to Altria Group, Inc. and subsidiaries	5,227	180	5,696	(11,103)	—
Total current liabilities	8,524	6,026	6,330	(11,382)	9,498
Long-term debt	11,595	—	299	—	11,894
Deferred income taxes	2,075	—	4,948	(366)	6,657
Accrued pension costs	231	—	1,092	—	1,323
Accrued postretirement health care costs	—	1,750	751	—	2,501
Other liabilities	184	185	159	—	528
Total liabilities	22,609	7,961	13,579	(11,748)	32,401
Contingencies
Redeemable noncontrolling interest	—	—	35	—	35
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,656	3,321	10,272	(13,593)	5,656
Earnings reinvested in the business	24,817	255	1,058	(1,313)	24,817
Accumulated other comprehensive losses	(2,068)	(421)	(1,832)	2,253	(2,068)
Cost of repurchased stock	(25,771)	—	—	—	(25,771)
Total stockholders’ equity attributable to Altria Group, Inc.	3,569	3,155	9,507	(12,662)	3,569
Noncontrolling interests	—	—	1	—	1
Total stockholders’ equity	3,569	3,155	9,508	(12,662)	3,570
Total Liabilities and Stockholders’ Equity	$26,178	$11,116	$23,122	$(24,410)	$36,006

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
December 31, 2012
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$2,862	$—	$38	$—	$2,900
Receivables	101	7	85	—	193
Inventories:
Leaf tobacco	—	512	364	—	876
Other raw materials	—	127	46	—	173
Work in process	—	3	346	—	349
Finished product	—	117	231	—	348
	—	759	987	—	1,746
Due from Altria Group, Inc. and subsidiaries	834	3,424	1,171	(5,429)	—
Deferred income taxes	—	1,246	16	(46)	1,216
Other current assets	—	193	175	(108)	260
Total current assets	3,797	5,629	2,472	(5,583)	6,315
Property, plant and equipment, at cost	2	3,253	1,495	—	4,750
Less accumulated depreciation	2	2,073	573	—	2,648
	—	1,180	922	—	2,102
Goodwill	—	—	5,174	—	5,174
Other intangible assets, net	—	2	12,076	—	12,078
Investment in SABMiller	6,637	—	—	—	6,637
Investment in consolidated subsidiaries	9,521	3,018	—	(12,539)	—
Finance assets, net	—	—	2,581	—	2,581
Due from Altria Group, Inc. and subsidiaries	4,500	—	—	(4,500)	—
Other assets	136	530	141	(365)	442
Total Assets	$24,591	$10,359	$23,366	$(22,987)	$35,329

Continued

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
December 31, 2012
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$1,459	$—	$—	$—	$1,459
Accounts payable	4	155	292	—	451
Accrued liabilities:
Marketing	—	526	42	—	568
Employment costs	27	10	147	—	184
Settlement charges	—	3,610	6	—	3,616
Other	469	506	272	(154)	1,093
Dividends payable	888	—	—	—	888
Due to Altria Group, Inc. and subsidiaries	3,965	409	1,055	(5,429)	—
Total current liabilities	6,812	5,216	1,814	(5,583)	8,259
Long-term debt	12,120	—	299	—	12,419
Deferred income taxes	2,034	—	4,983	(365)	6,652
Accrued pension costs	235	—	1,500	—	1,735
Accrued postretirement health care costs	—	1,759	745	—	2,504
Due to Altria Group, Inc. and subsidiaries	—	—	4,500	(4,500)	—
Other liabilities	222	178	156	—	556
Total liabilities	21,423	7,153	13,997	(10,448)	32,125
Contingencies
Redeemable noncontrolling interest	—	—	34	—	34
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,688	3,321	10,272	(13,593)	5,688
Earnings reinvested in the business	24,316	314	943	(1,257)	24,316
Accumulated other comprehensive losses	(2,040)	(429)	(1,891)	2,320	(2,040)
Cost of repurchased stock	(25,731)	—	—	—	(25,731)
Total stockholders’ equity attributable to Altria Group, Inc.	3,168	3,206	9,333	(12,539)	3,168
Noncontrolling interests	—	—	2	—	2
Total stockholders’ equity	3,168	3,206	9,335	(12,539)	3,170
Total Liabilities and Stockholders’ Equity	$24,591	$10,359	$23,366	$(22,987)	$35,329

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended March 31, 2013
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$4,822	$711	$(5)	$5,528
Cost of sales	—	1,099	205	(5)	1,299
Excise taxes on products	—	1,495	60	—	1,555
Gross profit	—	2,228	446	—	2,674
Marketing, administration and research costs	46	419	52	—	517
Amortization of intangibles	—	—	5	—	5
Operating (expense) income	(46)	1,809	389	—	2,152
Interest and other debt expense, net	161	—	100	—	261
Earnings from equity investment in SABMiller	(256)	—	—	—	(256)
Earnings before income taxes and equity earnings of subsidiaries	49	1,809	289	—	2,147
(Benefit) provision for income taxes	(9)	667	104	—	762
Equity earnings of subsidiaries	1,327	44	—	(1,371)	—
Net earnings	1,385	1,186	185	(1,371)	1,385
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$1,385	$1,186	$185	$(1,371)	$1,385

Net earnings	$1,385	$1,186	$185	$(1,371)	$1,385
Other comprehensive (losses) earnings, net of deferred income taxes	(28)	8	59	(67)	(28)
Comprehensive earnings	1,357	1,194	244	(1,438)	1,357
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$1,357	$1,194	$244	$(1,438)	$1,357

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For The Three Months Ended March 31, 2012
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$4,922	$731	$(6)	$5,647
Cost of sales	—	1,599	199	(6)	1,792
Excise taxes on products	—	1,577	76	—	1,653
Gross profit	—	1,746	456	—	2,202
Marketing, administration and research costs	34	431	69	—	534
Asset impairment and exit costs	—	20	1	—	21
Amortization of intangibles	—	—	5	—	5
Operating (expense) income	(34)	1,295	381	—	1,642
Interest and other debt expense (income), net	185	(1)	109	—	293
Earnings from equity investment in SABMiller	(520)	—	—	—	(520)
Earnings before income taxes and equity earnings of subsidiaries	301	1,296	272	—	1,869
Provision for income taxes	84	482	108	—	674
Equity earnings of subsidiaries	978	49	—	(1,027)	—
Net earnings	1,195	863	164	(1,027)	1,195
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$1,195	$863	$164	$(1,027)	$1,195

Net earnings	$1,195	$863	$164	$(1,027)	$1,195
Other comprehensive earnings (losses), net of deferred income taxes	202	(1)	21	(20)	202
Comprehensive earnings	1,397	862	185	(1,047)	1,397
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$1,397	$862	$185	$(1,047)	$1,397

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2013
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by (Used In) Operating Activities
Net cash provided by (used in) operating activities	$902	$2,344	$(139)	$(1,314)	$1,793
Cash Provided by (Used In) Investing Activities
Capital expenditures	—	(4)	(11)	—	(15)
Proceeds from finance assets	—	—	203	—	203
Net cash (used in) provided by investing activities	—	(4)	192	—	188
Cash Provided by (Used In) Financing Activities
Repurchases of common stock	(91)	—	—	—	(91)
Dividends paid on common stock	(886)	—	—	—	(886)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	961	(1,052)	91	—	—
Cash dividends paid to parent	—	(1,245)	(69)	1,314	—
Other	(3)	(43)	(83)	—	(129)
Net cash used in financing activities	(19)	(2,340)	(61)	1,314	(1,106)
Cash and cash equivalents:
Increase (decrease)	883	—	(8)	—	875
Balance at beginning of period	2,862	—	38	—	2,900
Balance at end of period	$3,745	$—	$30	$—	$3,775

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2012
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by (Used In) Operating Activities
Net cash provided by (used in) operating activities	$533	$2,519	$(233)	$(982)	$1,837
Cash Provided by (Used In) Investing Activities
Capital expenditures	—	(5)	(11)	—	(16)
Proceeds from finance assets	—	—	303	—	303
Net cash (used in) provided by investing activities	—	(5)	292	—	287
Cash Provided by (Used In) Financing Activities
Repurchases of common stock	(266)	—	—	—	(266)
Dividends paid on common stock	(838)	—	—	—	(838)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	1,466	(1,549)	83	—	—
Cash dividends paid to parent	—	(923)	(59)	982	—
Other	—	(42)	(92)	—	(134)
Net cash provided by (used in) financing activities	362	(2,514)	(68)	982	(1,238)
Cash and cash equivalents:
Increase (decrease)	895	—	(9)	—	886
Balance at beginning of period	3,245	—	25	—	3,270
Balance at end of period	$4,140	$—	$16	$—	$4,156

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation
Description of the Company

At March 31, 2013, Altria Group, Inc.’s direct and indirect wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its direct and indirect wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless products and wine. Nu Mark LLC, an indirect wholly-owned subsidiary of Altria Group, Inc., is engaged in the manufacture and sale of innovative tobacco products for adult tobacco consumers. Philip Morris Capital Corporation (“PMCC”), a direct wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held approximately 26.8% of the economic and voting interest of SABMiller plc (“SABMiller”) at March 31, 2013, which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends. At March 31, 2013, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

Effective January 1, 2013, Altria Group, Inc.’s reportable segments are smokeable products, smokeless products and wine. The financial services and the alternative products businesses have been combined in an all other category due to the continued reduction of the lease portfolio of PMCC and the relative financial contribution of Altria Group, Inc.’s alternative products business to its consolidated results. In addition, due to the continued reduction of the lease portfolio of PMCC, Altria Group, Inc.’s balance sheet accounts are no longer segregated by consumer products and financial services, and all balance sheet accounts are classified as either current or non-current. Prior-period amounts have been reclassified to conform with the current-period presentation.

First Quarter 2012 Financial Statement Revision

As previously disclosed in Altria Group, Inc.’s Quarterly Report filed on Form 10-Q (“Form 10-Q”) for the quarterly period ended June 30, 2012, during the second quarter of 2012, Altria Group, Inc. determined that it had not recorded in its financial statements for the three months ended March 31, 2012, its share of non-cash gains from its equity investment in SABMiller, relating to SABMiller’s strategic alliance transactions with Anadolu Efes and Castel that were completed during the first quarter of 2012.  Because Altria Group, Inc. did not record these gains, it understated by $342 million, $222 million and $0.11 earnings from equity investment in SABMiller, net earnings/comprehensive earnings and diluted earnings per share attributable to Altria Group, Inc., respectively, for the three months ended March 31, 2012.  There was no impact on net cash flows from operating, investing or financing activities for the three months ended March 31, 2012.  Altria Group, Inc. revised its first quarter 2012 financial statements and reflected this revision in the financial statements for the three months ended March 31, 2012 included in this Form 10-Q.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Results of Operations for the Three Months Ended March 31, 2013: The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the three months ended March 31, 2013, from the three months ended March 31, 2012, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended March 31, 2012	$1,195	$0.59

2012 Asset impairment, exit and implementation costs	3	—
2012 SABMiller special items	(197)	(0.10)
Subtotal 2012 special items	(194)	(0.10)

2013 NPM Adjustment	311	0.15
2013 Implementation costs	(1)	—
2013 SABMiller special items	(9)	—
2013 Tobacco and health judgments	(4)	—
Subtotal 2013 special items	297	0.15

Fewer shares outstanding	—	0.01
Operations	87	0.04
For the three months ended March 31, 2013	$1,385	$0.69

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the three months ended March 31, 2013 compared with the prior-year period were due primarily to shares repurchased by Altria Group, Inc. under its October 2011 share repurchase program.

Operations: The increase of $87 million in operations shown in the table above was due primarily to the following:

•	higher earnings from Altria Group, Inc.’s equity investment in SABMiller (excluding special items);

•	lower interest and other debt expense, net; and

•	higher income from the smokeable products and smokeless products segments.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2013 Forecasted Results: In April 2013, Altria Group, Inc. revised its 2013 full-year forecast for reported diluted EPS to a range of $2.49 to $2.55 from a range of $2.34 to $2.40 reflecting the settlement of disputes with certain states related to the non-participating manufacturer adjustment (“NPM Adjustment”) under the 1998 Master Settlement Agreement (the “MSA”) for the years 2003 - 2012 discussed further below and under Possible Adjustments in MSA Payments for 2003 - 2012 in Note 10. Contingencies to the condensed consolidated financial statements in Item 1. Financial Statements in this Form 10-Q (“Item 1”). This forecast includes estimated net income of $0.14 per share as detailed in the table below, as compared with the 2012 full-year reported diluted EPS of $2.06, which included $0.15 per share of net expenses, as detailed in the table below. In addition, Altria Group, Inc. reaffirmed its 2013 full-year forecast for adjusted diluted EPS, which excludes the items in the table below representing a growth rate of 6% to 9% over 2012 full-year adjusted diluted EPS.

The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Expense (Income), Net Included in Reported Diluted EPS
	2013	2012
Loss on early extinguishment of debt	$—	$0.28
NPM Adjustment	(0.15)	—
Asset impairment, exit and implementation costs	—	0.01
SABMiller special items	0.01	(0.08)
PMCC leveraged lease benefit	—	(0.03)
Tax items*	—	(0.03)
	$(0.14)	$0.15
* Excludes the tax impact of the PMCC leveraged lease benefit.

Adjusted diluted EPS is a financial measure that is not consistent with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Altria Group, Inc.’s management reviews diluted EPS on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, SABMiller special items, certain PMCC leveraged lease items, certain tax items, tobacco and health judgments, and settlements of certain NPM Adjustment disputes. Altria Group, Inc.’s management does not view any of these special items to be part of its sustainable results as they may be highly variable and difficult to predict and can distort underlying business trends and results. Altria Group, Inc.’s management believes it is appropriate to disclose this non-GAAP financial measure to provide useful insight into underlying business trends and results, and to provide a more meaningful comparison of year-over-year results. Adjusted measures are used by management and regularly provided to Altria Group, Inc.’s chief operating decision maker for planning, forecasting and evaluating the performances of Altria Group, Inc.’s businesses, including allocating resources and evaluating results relative to employee compensation targets. This information should be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.

Discussion and Analysis

Consolidated Operating Results

See pages 85-88 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Three Months Ended March 31,
	2013	2012
	(in millions)
Net revenues:
Smokeable products	$4,968	$5,100
Smokeless products	390	380
Wine	126	113
All other	44	54
Net revenues	$5,528	$5,647

Excise taxes on products:
Smokeable products	$1,524	$1,622
Smokeless products	26	27
Wine	5	4
Excise taxes on products	$1,555	$1,653

Operating income:
Operating companies income:
Smokeable products	$1,920	$1,439
Smokeless products	222	192
Wine	20	15
All other	50	52
Amortization of intangibles	(5)	(5)
General corporate expenses	(55)	(51)
Operating income	$2,152	$1,642

As discussed further in Note 7. Segment Reporting to the condensed consolidated financial statements in Item 1, Altria Group, Inc.’s chief operating decision maker reviews operating companies income to evaluate the performance of, and allocate resources to, the segments. Operating companies income for the segments is defined as operating income before amortization of intangibles and general corporate expenses. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

The following events that occurred during the three months ended March 31, 2013 and 2012 affected the comparability of statement of earnings amounts.

•
Asset Impairment, Exit and Implementation Costs: For the three months ended March 31, 2013, there were no asset impairment and exit costs. Implementation costs of $1 million were recorded in marketing, administration and research costs in the smokeable products segment during the three months ended March 31, 2013.

For the three months ended March 31, 2012, pre-tax asset impairment, exit and implementation costs consisted of the following:

	For the Three Months Ended March 31, 2012
	Asset Impairment and Exit Costs	Implementation (Gain) Costs	Total
	(in millions)
Smokeable products	$7	$(21)	$(14)
Smokeless products	14	5	19
General corporate	—	(1)	(1)
Total	$21	$(17)	$4

In October 2011, Altria Group, Inc. announced a cost reduction program for its tobacco and service company subsidiaries (the “2011 Cost Reduction Program”), reflecting Altria Group, Inc.’s objective to reduce cigarette-related infrastructure ahead of PM USA’s cigarette volume declines. Total pre-tax charges, net, related to this program were substantially completed as of December 31, 2012. Altria Group, Inc. believes that the program remains on track to deliver $400 million in annualized savings versus previously planned spending by the end of 2013.

Altria Group, Inc. had a severance liability balance of $20 million at March 31, 2013 related to the 2011 Cost Reduction Program, substantially all of which is expected to be paid out by June 30, 2013.

•
SABMiller Special Items: Altria Group, Inc.’s earnings from its equity investment in SABMiller for the three months ended March 31, 2013 included costs for SABMiller’s “business capability programme.” Altria Group, Inc.’s earnings from its equity investment in SABMiller for the three months ended March 31, 2012 included gains resulting from SABMiller’s strategic alliance transactions with Anadolu Efes and Castel, partially offset by costs related to SABMiller’s acquisition of Foster’s Group Limited and costs for SABMiller’s “business capability programme.”

•
Tobacco and Health Judgments: For the three months ended March 31, 2013, Altria Group, Inc. recorded pre-tax charges of $5 million in the smokeable products segment related to certain tobacco and health judgments. These charges were included in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statement of earnings. In addition, for the three months ended March 31, 2013, Altria Group, Inc. recorded interest costs related to these judgments of $1 million. For further discussion, see Note 10. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 10”).

•
NPM Adjustment: For the three months ended March 31, 2013, PM USA recorded a reduction to cost of sales of $483 million on its condensed consolidated statement of earnings, which increased operating companies income in the smokeable products segment. This reduction to cost of sales resulted from the NPM Adjustment discussed further below and under Possible Adjustments in MSA Payments for 2003 - 2012 in Note 10.

Consolidated Results of Operations for the Three Months Ended March 31, 2013

The following discussion compares consolidated operating results for the three months ended March 31, 2013 with the three months ended March 31, 2012.

Net revenues, which include excise taxes billed to customers, decreased $119 million (2.1%), due primarily to lower net revenues from the smokeable products segment.

Excise taxes on products decreased $98 million (5.9%), due primarily to lower smokeable products shipment volume.

Cost of sales decreased $493 million (27.5%), due primarily to lower settlement charges as a result of the NPM Adjustment. The NPM Adjustment is discussed further below and under Possible Adjustments in MSA Payments for 2003 - 2012 in Note 10.

Marketing, administration and research costs decreased $17 million (3.2%), due primarily to cost reduction initiatives and a decrease to the allowance for losses in the financial services business, partially offset by a postretirement benefit plan curtailment gain in 2012 related to the 2011 Cost Reduction Program.

Operating income increased $510 million (31.1%), due primarily to higher operating results from the smokeable products segment (which includes the NPM Adjustment) and higher operating results from the smokeless products segment.

Interest and other debt expense, net, decreased $32 million (10.9%), due primarily to lower interest costs on debt as a result of debt refinancing activities in 2012.

Earnings from Altria Group, Inc.’s equity investment in SABMiller decreased $264 million (50.8%), due primarily to a $342 million gain in 2012 resulting from SABMiller’s strategic alliance transactions with Anadolu Efes and Castel, partially offset by higher gains resulting from issuances of common stock by SABMiller in 2013.

Net earnings attributable to Altria Group, Inc. of $1,385 million increased $190 million (15.9%), due primarily to higher operating income and lower interest and other debt expense, net, partially offset by lower earnings from Altria Group, Inc.’s equity investment in SABMiller. Diluted and basic EPS attributable to Altria Group, Inc. of $0.69, each increased by 16.9% due to higher net earnings attributable to Altria Group, Inc. and fewer shares outstanding.

Operating Results by Business Segment
Tobacco Space
Business Environment
Summary
The United States tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of our tobacco subsidiaries and our consolidated results of operations, cash flows and financial position. These challenges, some of which are discussed in more detail below, in Note 10 and in Cautionary Factors That May Affect Future Results, include:
•pending and threatened litigation and bonding requirements as discussed in Note 10;

•	the requirement to issue “corrective statements” in various media in connection with the Federal Government’s lawsuit described in detail in Note 10;

•
restrictions and requirements imposed by the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) enacted in June 2009, and restrictions and requirements that have been, and in the future may be, imposed by the U.S. Food and Drug Administration (“FDA”) under this statute;

•actual and proposed excise tax increases, as well as changes in tax structures and tax stamping requirements;
•bans and restrictions on tobacco use imposed by governmental entities and private establishments and employers;
•other federal, state and local government actions, including:

•
increases in the minimum age to purchase tobacco products above the current federal minimum age of 18, restrictions on the sale of tobacco products by certain retail establishments, the sale of certain tobacco products with certain characterizing flavors and the sale of tobacco products in certain package sizes;

•additional restrictions on the advertising and promotion of tobacco products;
•other actual and proposed tobacco product legislation and regulation; and
•governmental investigations;

•	the diminishing prevalence of cigarette smoking and increased efforts by tobacco control advocates and others (including employers) to further restrict tobacco use;
•price gaps and changes in price gaps between premium and lowest price brands;
•competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation;

•
illicit trade practices, including the sale of counterfeit tobacco products by third parties; the sale of tobacco products by third parties over the Internet and by other means designed to avoid the collection of applicable taxes; diversion into one market of products intended for sale in another; the potential assertion of claims and other issues relating to contraband shipments of tobacco products; and the imposition of additional legislative or regulatory requirements related to illicit trade practices; and

•potential adverse changes in tobacco leaf price, availability and quality.
In addition to and in connection with the foregoing business and legal challenges, our tobacco subsidiaries are subject to evolving adult tobacco consumer preferences. Altria Group, Inc.’s tobacco subsidiaries believe that a significant number of adult tobacco consumers switch between tobacco categories or use multiple forms of tobacco products and that approximately 30% of adult smokers are interested in spit-free smokeless tobacco alternatives to cigarettes. Altria Group, Inc.’s tobacco subsidiaries further believe that consumer awareness and trial of electronic cigarettes have increased in the past year. Future success is dependent in part on the ability of Altria Group, Inc. and its tobacco subsidiaries to meet these evolving adult tobacco consumer preferences by developing over time new products and markets within and potentially outside the United States through technological innovation (including, where appropriate, arrangements with third parties) and pursuit of their adjacency growth strategies. See Cautionary Factors That May Affect Future Results for certain risks associated with the foregoing discussion.

We have provided additional detail on the following topics below:

•FSPTCA and FDA Regulation;
•Excise Taxes;
•International Treaty on Tobacco Control;
•State Settlement Agreements;
•Other Federal, State and Local Regulation and Activity;
•Illicit Trade;
•Tobacco Price, Availability and Quality; and
•Timing of Sales.
FSPTCA and FDA Regulation
The Regulatory Framework

The FSPTCA expressly establishes certain restrictions and prohibitions on our cigarette and smokeless tobacco businesses and authorizes or requires further FDA action. Under the FSPTCA, the FDA has broad authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of cigarettes, cigarette tobacco and smokeless tobacco products; the authority to require disclosures of related information; and the authority to enforce the FSPTCA and related regulations. The law also grants the FDA authority to extend its application, by regulation, to other tobacco products, including cigars. The FDA has indicated that it intends to regulate cigars and other tobacco products, but it has not indicated a timeline for the issuance of final regulations.

Among other measures, the FSPTCA:
•imposes restrictions on the advertising, promotion, sale and distribution of tobacco products, including at retail;
•prohibits cigarettes with characterizing flavors other than menthol and tobacco;
•bans descriptors such as “light,” “mild” or “low” or similar descriptors unless expressly authorized by the FDA;
•requires extensive ingredient disclosure to the FDA and may require more limited public ingredient disclosure;

•	prohibits any express or implied claims that a tobacco product is or may be less harmful than other tobacco products without FDA authorization;

•	imposes reporting obligations relating to contraband activity and grants the FDA authority to impose other recordkeeping and reporting obligations to address counterfeit and contraband products;

•
changes the language of the cigarette and smokeless tobacco product health warnings, enlarges their size and requires the development by the FDA of graphic warnings for cigarettes, and gives the FDA the authority to require new warnings;

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
•Draft Guidance for Industry:  Modified Risk Tobacco Product Applications
•Draft Guidance for Industry:  Applications for Premarket Review of New Tobacco Products
A complete set of guidance documents issued by the FDA can be found on the FDA’s website at www.fda.gov/TobaccoProductsGuidanceComplianceRegulatoryInformation. The information on this website is not, and shall not be deemed to be, part of this report or incorporated into any other filings Altria Group, Inc. makes with the Securities and Exchange Commission (the “SEC”).

PM USA and USSTC submit comments to the FDA on draft or final guidance when appropriate.  In some cases, PM USA and USSTC may disagree with a particular interpretation by the FDA as expressed in draft or final guidance and may communicate their position in writing to the FDA.  For example, PM USA and USSTC communicated disagreement with FDA interpretations of the statute set forth in the “Draft Guidance for Industry and FDA Staff:  Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions” regarding when a manufacturer must submit substantial equivalence reports. While PM USA and USSTC believe that all of their current products meet the statutory requirements of the FSPTCA, they cannot predict whether, when or how the FDA ultimately will apply its guidance or seek to enforce the law and regulations consistent with its guidance. As discussed below in Investigations and Enforcement, FDA enforcement actions could have a material adverse effect on the business, financial position, cash flows and results of operations of Altria Group, Inc. and its tobacco subsidiaries.

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

Impact on Our Business; Compliance Costs

Regulations imposed by the FDA under the FSPTCA could have a material adverse impact on the business and sales volume of Altria Group, Inc.’s tobacco businesses in a number of different ways. For example, actions by the FDA could:

•impact the consumer acceptability of tobacco products;
•delay or prevent the sale or distribution of existing, new or modified tobacco products;
•limit adult consumer choices;
•restrict communications to adult consumers;

•create a competitive advantage or disadvantage for certain tobacco companies;
•impose additional manufacturing, labeling or packaging requirements;

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

The law imposes fees on tobacco product manufacturers and importers to pay for the cost of regulation and other matters. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation according to a process set out in the statute, and then among manufacturers and importers within each respective class based on their relative market shares. For a discussion of the impact of the State Settlement Agreements, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) and FDA user fee payments on Altria Group, Inc., see Financial Review - Debt and Liquidity - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation below. In addition, compliance with the law’s regulatory requirements has resulted and will continue to result in additional costs for our tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter to date but could become substantial, either individually or in the aggregate, and will depend on the nature of the requirements imposed by the FDA.
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

TPSAC Membership

Beginning in March 2010, PM USA and USSTC raised with the FDA their concerns that four of the voting members of the TPSAC have financial and other conflicts (including services as paid experts for plaintiffs in tobacco litigation) that could hamper the full and fair consideration of issues by the TPSAC and requested that their appointments be withdrawn. PM USA and USSTC raised similar concerns related to the engagement of two TPSAC subcommittee consultants. The FDA declined PM USA’s and USSTC’s requests, stating that the FDA had satisfied itself, after inquiry, that the individuals in question did not have disqualifying conflicts of interest. In February 2011, Lorillard Tobacco Company and R.J. Reynolds Tobacco Company filed suit in the U.S. District Court for the District of Columbia against the United States Department of Health and Human Services and individual defendants (sued in their official capacities) asserting that the composition of the TPSAC and the composition of the Constituents Subcommittee of the TPSAC violates several federal laws, including the Federal Advisory Committee Act. In August 2012, the district court denied the government's motion to dismiss the plaintiffs’ complaint.

TPSAC Action on Menthol

As mandated by the FSPTCA, in March 2011, the TPSAC submitted to the FDA a report on the impact of the use of menthol in cigarettes on the public health and related recommendations. The TPSAC report stated that “[m]enthol cigarettes have an adverse impact on public health in the United States.”  The TPSAC report recommended that the “[r]emoval of menthol cigarettes from the marketplace would benefit public health in the United States.”  The TPSAC report noted the potential that any ban on menthol cigarettes could lead to an increase in contraband cigarettes and other potential unintended consequences and suggested that the FDA consult with appropriate experts on this matter.  The TPSAC report also recommended that additional research could address gaps in understanding menthol cigarettes.

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

The FSPTCA does not set a deadline or required timeline for the FDA to act on the TPSAC report. The FDA has stated that the TPSAC report is only a recommendation and that the FDA’s receipt of the TPSAC’s report will not have an immediate effect on the availability of menthol cigarettes. In January 2012, the FDA announced that it had evaluated scientific information on menthol and had drafted a report related to the impact of menthol in cigarettes on public health. The FDA indicated that it had sent its report to external scientists for peer review. It also indicated that it will make its final draft report and related information available for public comment, although it has not yet done so. Any future action taken by the FDA to regulate the manufacture, marketing or sale of menthol cigarettes (including a possible ban) will require formal rulemaking that includes public notice and the opportunity for public comment.

Final Tobacco Marketing Rule

As required by the FSPTCA, the FDA re-promulgated in March 2010 certain advertising and promotion restrictions in substantially the same form as regulations that were previously adopted in 1996 (but never imposed on tobacco manufacturers due to a United States Supreme Court ruling) (the “Final Tobacco Marketing Rule”). The Final Tobacco Marketing Rule:

•bans the use of color and graphics in tobacco product labeling and advertising;
•prohibits the sale of cigarettes and smokeless tobacco to underage persons;
•restricts the use of non-tobacco trade and brand names on cigarettes and smokeless tobacco products;
•requires the sale of cigarettes and smokeless tobacco in direct, face-to-face transactions;

•	prohibits sampling of cigarettes and prohibits sampling of smokeless tobacco products except in qualified adult-only facilities;
•prohibits gifts or other items in exchange for buying cigarettes or smokeless tobacco products;
•prohibits the sale or distribution of items such as hats and tee shirts with tobacco brands or logos; and

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

Since enactment, several lawsuits have been filed challenging various provisions of the FSPTCA and the Final Tobacco Marketing Rule, including their constitutionality and the scope of the FDA’s authority thereunder. Altria Group, Inc. and its tobacco subsidiaries are not parties to any of these lawsuits. In January 2010, in one such challenge (Commonwealth Brands), the U.S. District Court for the Western District of Kentucky struck down as unconstitutional, and enjoined enforcement of, the portion of the Final Tobacco Marketing Rule that bans the use of color and graphics in labeling and advertising and claims implying that a tobacco product is safer because of FDA regulation. The parties appealed and in March 2012, the U.S. Court of Appeals for the Sixth Circuit affirmed in part and reversed in part the district court’s decision. The Sixth Circuit affirmed the district court’s injunction against enforcement of the portion of the Final Tobacco Marketing Rule that bans the use of color and graphics in labeling and advertising. The Sixth Circuit reversed the injunction against enforcement of the prohibition on claims implying that a tobacco product is safer because of FDA regulation. The Sixth Circuit also held that the Final Tobacco Marketing Rule’s ban on consumer continuity programs violates the First Amendment and reversed the district court’s decision upholding the ban. The Sixth Circuit upheld the FSPTCA’s statutory requirements for enlarged textual and graphic warnings on cigarette packages and advertising, but did not rule upon the constitutionality of the nine graphic warnings actually selected by the FDA in its June 2011 final rule. In May 2012, the plaintiffs in Commonwealth Brands filed a petition for rehearing and rehearing en banc, which the Sixth Circuit denied. In October 2012, the plaintiffs filed a petition for writ of certiorari in the United States Supreme Court seeking further review of the Sixth Circuit’s decision upholding the FSPTCA’s new enlarged and expanded warning requirements that include graphic warnings, the FSPTCA’s restrictions on modified risk tobacco product claims and certain other provisions of the Final Tobacco Marketing Rule.  The FDA did not file a petition for writ of certiorari with the United States Supreme Court seeking further review of the Sixth Circuit’s decision. The FDA filed its opposition to the plaintiffs’ petition for writ of certiorari on March 22, 2013. On April 22, 2013, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari. For a further discussion of this final rule and the status of graphic warnings for cigarette packages and advertising, see FDA Regulatory Actions-Graphics Warnings below. The FDA has indicated that it does not intend to enforce the ban on the use of color and graphics in labeling and advertising for the duration of the injunction.

In a separate challenge to the Final Tobacco Marketing Rule in the U.S. District Court for the Eastern District of Virginia, Renegade Tobacco Company, Inc. and others have challenged the constitutionality of an FDA regulation that restricts tobacco manufacturers from using the trade or brand name of a non-tobacco product on cigarettes or smokeless tobacco products. In May 2010, the Court issued a stay in the Renegade case pending the FDA’s consideration of amendments to the trade or brand name rule. In November 2011, the FDA proposed an amended rule, but continues to exercise its discretion to enforce the original trade or brand name provisions of the Final Tobacco Marketing Rule according to FDA guidance issued in May 2010. It is not possible to predict the outcome of any such litigation or its effect on the extent of the FDA’s authority to regulate tobacco products.

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

FDA Regulatory Actions

Graphic Warnings

In June 2011, as required by the FSPTCA, the FDA issued its final rule to modify the required warnings that appear on cigarette packages and in cigarette advertisements.  The FSPTCA requires the warnings to consist of nine new textual warning statements accompanied by color graphics depicting the negative health consequences of smoking.  The graphic health warnings will (i) be located beneath the cellophane, and comprise the top 50% of the front and rear panels of cigarette packages, and (ii) occupy 20% of a cigarette advertisement and be located at the top of the advertisement.

The rule requires that cigarette packaging manufactured after September 22, 2012 contain the new graphic warnings and all cigarette advertising contain the new warnings by that date. In August 2011, however, R.J. Reynolds Tobacco Company, Lorillard Tobacco Company and several other plaintiffs filed suit in the U.S. District Court for the District of Columbia against the FDA challenging its graphic warnings rule. In November 2011, the district court granted the plaintiffs’ motion for a preliminary injunction, thereby staying enforcement of the graphic warnings rule until 15 months after a final ruling from the district court. In February 2012, the district court entered final judgment on behalf of the plaintiffs, enjoining enforcement of the graphic warnings rule. The FDA appealed this decision to the U.S. Court of Appeals for the District of Columbia Circuit. In August 2012, the Court of Appeals affirmed the ruling of the district court. The FDA filed a petition for panel rehearing and rehearing en banc with the Court of Appeals, which was denied in December 2012. On March 19, 2013, the FDA decided not to seek further review of the Court of Appeals’ decision and announced its plans to propose a new graphic warnings rule in the future.

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

Manufacturers intending to introduce new products and certain modified products into the market after March 22, 2011 must submit a report to the FDA and obtain a “substantial equivalence order’ from the agency before introducing the products into the market. If the FDA declines to issue a so-called “substantial equivalence order” for a product or if the manufacturer itself determines that the product does not meet the substantial equivalence requirements, the product would need to undergo the New Product Application Process. At this time, it is not possible to predict how long agency reviews of either substantial equivalence reports or new product applications will take.

The FDA also published a final regulation in July 2011, establishing a process for requesting an exemption from the substantial equivalence requirements for certain minor modifications to tobacco additives. The final rule became effective in August 2011.

Good Manufacturing Practices

In March 2013, the FDA published a notice announcing that it had established a public docket to obtain input by May 20, 2013 on the proposed Good Manufacturing Practice Regulations recommended to the FDA in January 2012 by a group of tobacco companies, including PM USA and USSTC. The FSPTCA requires that the FDA promulgate good manufacturing practice regulations for tobacco product manufacturers, but does not specify a timeframe for such regulations.

Excise Taxes

Tobacco products are subject to substantial excise taxes in the United States. Significant increases in tobacco-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted at the federal, state and local levels within the United States.

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. For example, in 2009, the federal excise tax (“FET”) on cigarettes increased from $0.39 per pack to approximately $1.01 per pack and on July 1, 2010, the New York state excise tax increased by $1.60 to $4.35 per pack. Between the end of 1998 and April 22, 2013, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.41 per pack. During 2012, two states (Illinois and Rhode Island) enacted legislation to increase their cigarette excise tax. As of April 22, 2013, no state has increased its cigarette excise tax in 2013. In addition, the President’s fiscal year 2014 Budget proposes significant increases in the FET for all tobacco products. The proposed budget would increase the FET on a pack of cigarettes by $0.94 per pack, raising the total FET to $1.95 per pack, and would also increase the tax on other tobacco products by a proportionate amount. It is not possible to predict whether this proposed FET increase will be enacted.

Tax increases are expected to continue to have an adverse impact on sales of the tobacco products of our tobacco subsidiaries through lower consumption levels and the potential shift in adult consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products. Such shifts may have an impact on the reported share performance of tobacco products of Altria Group, Inc.’s tobacco subsidiaries.

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of April 22, 2013, 22 states, Washington, D.C., Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of April 22, 2013, 176 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; and adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain and restrict smoking in public places.

There are a number of proposals currently under consideration by the governing body of the FCTC, some of which call for substantial restrictions on the manufacture, marketing, distribution and sale of tobacco products. In addition, the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”) was approved by the Conference of Parties to the FCTC in November 2012. It includes provisions related to the tracking and tracing of tobacco products through the distribution chain and numerous other provisions regarding the regulation of the manufacture, distribution, and sale of tobacco products. The Protocol has not yet entered into force, but in any event will not apply to the United States until the Senate ratifies the FCTC and until the President signs, and the Senate ratifies, the Protocol. It is not possible to predict the outcome of these proposals or the impact of any FCTC actions on legislation or regulation in the United States, either directly as a result of the United States becoming a party to the FCTC, or whether or how these actions might indirectly influence FDA regulation and enforcement.

State Settlement Agreements

As discussed in Note 10, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into agreements with states and various United States jurisdictions settling asserted and unasserted health care cost recovery and other claims (collectively, the “State Settlement Agreements”). These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, market share and industry volume. For a discussion of the impact of the State Settlement Agreements, FETRA and FDA user fee payments on Altria Group, Inc., see Financial Review - Debt and Liquidity - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation below. The settlements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

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

In addition, such legislation has been enacted or is being considered in a number of localities. For example:

New York City adopted an ordinance that prohibits the sale of certain flavored tobacco products other than cigarettes. This legislation affects certain USSTC and Middleton products. The ordinance and related final regulations took effect in August 2010. Certain subsidiaries of USSTC have filed a lawsuit in the U.S. District Court for the Southern District of New York challenging the New York City legislation on the grounds that it is preempted by the FSPTCA. In March 2010, the district court denied plaintiffs’ motion for preliminary injunction against enforcement of the ordinance and, in November 2011, the district court denied plaintiffs’ motion for summary judgment, and granted New York City’s cross-motion for summary judgment, on the preemption claim. Plaintiffs have appealed the denial to the U.S. Court of Appeals for the Second Circuit and, in the meantime, are complying with the ordinance pending resolution of the litigation. Argument was heard in November 2012. On February 26, 2013, the U.S. Court of Appeals for the Second Circuit affirmed the judgment of the district court upholding the New York City ordinance. Plaintiffs filed a petition for rehearing and for rehearing en banc on March 8, 2013.

Providence, Rhode Island adopted two ordinances in January 2012. One would prohibit the sale in most retail outlets of certain flavored tobacco products other than cigarettes. This legislation differs in a number of ways from the New York City ordinance, including by attempting to prohibit reference to concepts such as “spicy, arctic, ice, cool, warm, hot, mellow, fresh and breeze.” The second Providence ordinance prohibits licensed retailers in the city from accepting or redeeming coupons for cigarettes and other tobacco products or from selling such products to consumers through multi-pack discounts or other discounts provided in exchange for the purchase of another tobacco product. In February 2012, Altria Group, Inc.’s tobacco subsidiaries filed a legal challenge to these ordinances in the U.S. District Court for the District of Rhode Island challenging the legality of both ordinances on preemption and First Amendment grounds. Plaintiffs filed motions for preliminary injunction and summary judgment in March 2012. The City of Providence filed a cross-motion for summary judgment in June 2012. In December 2012, the district court struck the “concepts” language quoted above from the flavor ordinance, but otherwise granted summary judgment for the City of Providence as to both ordinances. The City of Providence commenced enforcement of the ordinances, as modified by the district court, on January 3, 2013. On January 8, 2013, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the First Circuit.

Whether other states or localities will enact legislation in this area, and the precise nature of such legislation if enacted, cannot be predicted. See FSPTCA and FDA Regulation above for a summary of the FSPTCA’s regulation of certain tobacco products with characterizing flavors.

State and Local Laws Imposing Certain Speech Requirements or Other Restrictions

In several jurisdictions, legislation or regulations have been enacted or proposed that would require the disclosure of health information separate from or in addition to federally-mandated health warnings or that would restrict commercial speech in certain respects or that would impose additional restrictions on the marketing or sale of tobacco products. For example, in

2012, New York City attempted to require retailers selling tobacco products to display a sign depicting graphic images of the potential health consequences of smoking and urging smokers to quit. In litigation now concluded, a federal appeals court ruled that the ordinance was preempted by federal law.

As another example, the Village Board of Haverstraw, New York enacted a tobacco product display ban in April 2012. It would have barred tobacco retailers from displaying any tobacco product in a manner that an adult consumer could view the product prior to purchase and would have only allowed limited use of a “tobacco menu,” listing the types and prices of tobacco products available for sale. Following initiation of a lawsuit by an association of tobacco retailers and several tobacco manufacturers and distributors (including PM USA, USSTC and Middleton), the Village Board voted to approve a settlement of the lawsuit and to repeal the ordinance. Legislation similar to that enacted in Haverstraw has also been proposed in New York City. The proposal in New York City includes restrictions on the display of tobacco products and on price discounting.

Legislation was recently proposed in New York City to increase the City’s minimum age to purchase tobacco products from 18 to 21. The current federal minimum age requirement for the purchase of tobacco products is 18; four states have increased their state minimum age laws to 19 (Alabama, Alaska, New Jersey and Utah), and a number of localities have increased their minimum age laws above 18.

Federal Tobacco Quota Buy-Out

In October 2004, FETRA was signed into law. PM USA, Middleton and USSTC are subject to the requirements of FETRA. FETRA eliminated the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is approximately $9.5 billion and is being paid over 10 years ending in 2014 by manufacturers and importers of each kind of tobacco product subject to FET. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of such tobacco product.

In February 2011, PM USA filed a lawsuit in the U.S. District Court for the Eastern District of Virginia challenging the United States Department of Agriculture’s (the “USDA”) method for calculating the 2011 and future tobacco product class shares that are used to allocate liability for the industry payments that fund the FETRA buy-out described above. PM USA asserted in this litigation that the USDA violated FETRA, and imposed excessive FETRA assessments on PM USA, by failing to apply the most current FET rates enacted by Congress, which became effective in April 2009, in calculating the class share allocations. The Cigar Association of America has joined the litigation as a defendant intervenor. In October 2012, the district court denied PM USA’s motion for summary judgment, granted the defendants’ motion for summary judgment and dismissed the case. In December 2012, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit.

For a discussion of the impact of the State Settlement Agreements, FETRA and FDA user fee payments on Altria Group, Inc., see Financial Review - Debt and Liquidity - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation below. We do not anticipate that the quota buy-out will have a material adverse impact on our consolidated results in 2013 and 2014.

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

Reports with respect to the health effects of smoking have been publicized for many years, including in a June 2006 United States Surgeon General report on ETS entitled “The Health Consequences of Involuntary Exposure to Tobacco Smoke.” Many jurisdictions within the United States have restricted smoking in public places. The pace and scope of public smoking bans have increased significantly. Some public health groups have called for, and various jurisdictions have adopted or proposed, bans on smoking in outdoor places, in private apartments and in cars transporting minors. It is not possible to predict the results of ongoing scientific research or the types of future scientific research into the health risks of tobacco exposure and the impact of such research on regulation.

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

It is not possible to predict what, if any, additional legislation, regulation or other governmental action will be enacted or implemented (and, if challenged, upheld) relating to the manufacturing, design, packaging, marketing, advertising, sale or use of tobacco products, or the tobacco industry generally. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented that might materially adversely affect the business and volume of our tobacco subsidiaries and our consolidated results of operations and cash flows.

Governmental Investigations

From time to time, Altria Group, Inc. and its subsidiaries are subject to governmental investigations on a range of matters. Altria Group, Inc. and its subsidiaries cannot predict whether new investigations may be commenced.

Illicit Trade

Altria Group, Inc. and its tobacco subsidiaries support appropriate regulations and enforcement measures to prevent illicit trade in tobacco products. For example, Altria Group, Inc.’s tobacco subsidiaries are engaged in a number of initiatives to help prevent trade in contraband tobacco products, including: enforcement of wholesale and retail trade programs and policies on trade in contraband tobacco products; engagement with and support of law enforcement and regulatory agencies; litigation to protect their trademarks; and support for a variety of federal and state legislative initiatives. Legislative initiatives to address trade in contraband tobacco products are designed to protect the legitimate channels of distribution, impose more stringent penalties for the violation of illegal trade laws and provide additional tools for law enforcement. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products continue to evolve as the nature of illicit tobacco products evolves. For example, in March 2010, the President signed into law the Prevent All Cigarette Trafficking (“PACT”) Act, which addresses illegal Internet sales by, among other things, imposing a series of restrictions and requirements on the delivery-sale of cigarettes and smokeless tobacco products and makes such products non-mailable to consumers through the United States Postal Service, subject to limited exceptions. Certain Internet cigarette sellers filed lawsuits challenging the constitutionality of various aspects of this statute and sought injunctive relief in the U.S. District Courts for the District of Columbia, the Western District of New York and the Eastern District of Pennsylvania. In the Western District of New York, the district court enjoined only certain elements of the PACT Act, including a requirement that delivery-sellers obey the laws of the jurisdiction to which they ship cigarettes. In the District of Columbia, the district court issued a preliminary injunction substantially similar to the injunctive relief issued in the Western District of New York. The United States Department of Justice is challenging the District of Columbia injunction on appeal and is pursuing a final judgment on the merits in the Western District of New York proceedings.

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
Operating Results

The following discussion compares operating results for the smokeable and smokeless products segments for the three months ended March 31, 2013, with the three months ended March 31, 2012.

	For the Three Months Ended March 31,
	Net Revenues		Operating Companies Income
	2013	2012	2013	2012
	(in millions)
Smokeable products	$4,968	$5,100	$1,920	$1,439
Smokeless products	390	380	222	192
Total smokeable and smokeless products	$5,358	$5,480	$2,142	$1,631

New Tracking Services

Effective in the first quarter of 2013, retail share results for cigarettes are based on a new tracking service, IRI/Management Science Associate Inc. (“MSAi”), and retail share results for cigars and smokeless products are based on a new tracking service, IRI InfoScan. These cost-effective new services measure retail share in stores representing trade classes selling a significant majority of the volume of the product being measured. For other trade classes selling cigarettes, retail share is based on shipments from wholesalers to retailers reported through the Store Tracking Analytical Reporting System (“STARS”). Retail market share results reported using the new services cannot be meaningfully compared to retail market shares previously reported by Altria Group, Inc.’s tobacco companies under the previous services. Retail share results for 2012 have been restated to reflect these new services.

Smokeable products segment

The smokeable products segment’s operating companies income and margin increased during the three months ended March 31, 2013 due primarily to the NPM Adjustment recorded during the first quarter of 2013 and higher pricing, partially offset by lower shipment volume. PM USA grew its total retail share of cigarettes and Marlboro’s retail share.

The following table summarizes smokeable products segment shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
	2013	2012	Change
	(sticks in millions)
Cigarettes:
Marlboro	25,435	26,913	(5.5)%
Other premium	1,782	2,036	(12.5)%
Discount	2,284	2,159	5.8%
Total cigarettes	29,501	31,108	(5.2)%
Cigars:
Black & Mild	269	323	(16.7)%
Other	4	5	(20.0)%
Total cigars	273	328	(16.8)%
Total smokeable products	29,774	31,436	(5.3)%

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

The following table summarizes the smokeable products segment retail share performance:

	Retail Share
	For the Three Months Ended March 31,
Cigarettes:	2013	2012	Percentage Point Change
Marlboro	43.6%	43.4%	0.2
Other premium	3.1	3.3	(0.2)
Discount	3.8	3.3	0.5
Total cigarettes	50.5%	50.0%	0.5
Cigars:
Black & Mild	28.4%	31.5%	(3.1)
Other	0.2	0.3	(0.1)
Total cigars	28.6%	31.8%	(3.2)

As previously discussed, effective in the first quarter of 2013, retail share results for cigarettes are based on data from IRI/MSAi, a tracking service that uses a sample of stores and certain wholesale shipments to project market share and depict share trends. Retail share results for cigars are based on data from IRI InfoScan, a tracking service that uses a sample of stores to project market share and depict share trends. Both services track sales in the Food, Drug and Mass Merchandisers (including Wal-Mart), Convenience, Military, Dollar Store and Club trade classes. For other trade classes selling cigarettes, retail share is based on shipments from wholesalers to retailers (STARS). These services are not designed to capture sales through other channels, including the internet, direct mail and some illicitly tax-advantaged outlets. Retail share results for cigars are based on data for machine-made large cigars. Middleton defines machine-made large cigars as cigars made by machine that weigh greater than three pounds per thousand, except cigars sold at retail in packages of 20 cigars. Because the cigars service represents retail share performance only in key trade channels, it should not be considered a precise measurement of actual retail share. It is IRI's standard practice to periodically refresh its services, which could restate retail share results that were previously released in these services.

As a result of the transition to these new tracking services, PM USA and Middleton have restated previously released 2012 retail share results for cigarettes and cigars, which are summarized below.

	Restated Retail Share
	For the Three Months Ended
	12/31/12	09/30/12	06/30/12	03/31/12
Cigarettes:
Marlboro	43.5%	43.7%	43.7%	43.4%
Other premium	3.2	3.2	3.3	3.3
Discount	3.7	3.6	3.4	3.3
Total cigarettes	50.4%	50.5%	50.4%	50.0%
Cigars:
Black & Mild	29.7%	30.6%	30.3%	31.5%
Other	0.3	0.2	0.2	0.3
Total cigars	30.0%	30.8%	30.5%	31.8%

	Restated Retail Share
	For the Year-ended 12/31/12	For the Nine Months Ended 09/30/12	For the Six Months Ended 06/30/12
Cigarettes:
Marlboro	43.6%	43.6%	43.5%
Other premium	3.2	3.3	3.3
Discount	3.5	3.4	3.4
Total cigarettes	50.3%	50.3%	50.2%
Cigars:
Black & Mild	30.5%	30.8%	30.9%
Other	0.3	0.2	0.2
Total cigars	30.8%	31.0%	31.1%

PM USA and Middleton executed the following pricing and promotional allowance actions during 2012:

•	Effective December 3, 2012, PM USA increased the list price on all of its cigarette brands by $0.06 per pack.

•	Effective June 18, 2012, PM USA increased the list price on all of its cigarette brands by $0.06 per pack.

•	Effective March 14, 2012, Middleton reduced the list price on all of its untipped cigarillo brands by $0.39 per five-pack.

Net revenues, which include excise taxes billed to customers, for the three months ended March 31, 2013, decreased $132 million (2.6%), due primarily to lower shipment volume, partially offset by higher pricing. Operating companies income for the three months ended March 31, 2013 increased $481 million (33.4%), due primarily to the NPM Adjustment recorded during the first quarter of 2013 ($483 million), higher pricing ($172 million) and cost reduction initiatives, partially offset by lower shipment volume ($158 million), higher per unit settlement charges and a postretirement benefit plan curtailment gain in 2012.
Total smokeable products shipment volume for the three months ended March 31, 2013 decreased 5.3% versus the prior-year period.
PM USA’s reported domestic cigarettes shipment volume decreased 5.2% for the three months ended March 31, 2013, due primarily to the industry’s rate of decline and one less shipping day, partially offset by retail share gains and changes in trade inventories. PM USA believes that the trade depleted less inventory during the first quarter of 2013 compared to the first quarter of 2012. After adjusting for one less shipping day and changes in trade inventories, PM USA’s 2013 first-quarter domestic cigarettes shipment volume was estimated to be down approximately 4%. After adjusting for one less shipping day and changes in trade inventories, PM USA estimates total cigarette category volume for the first quarter of 2013 to be down approximately 4.5%.

PM USA’s shipments of premium cigarettes accounted for 92.3% of its reported domestic cigarettes shipment volume for the three months ended March 31, 2013, versus 93.1% for the three months ended March 31, 2012.

Middleton’s reported cigars shipment volume for the three months ended March 31, 2013 decreased 16.8% due primarily to retail share losses and changes in wholesale inventories.

In the cigarette category, Marlboro’s retail share performance for the three months ended March 31, 2013 continued to benefit from the brand-building initiatives supporting Marlboro’s new architecture. Marlboro’s retail share for the three months ended March 31, 2013 increased 0.2 share points versus the prior-year period to 43.6%. During the first quarter of 2013, PM USA expanded distribution of Marlboro Southern Cut nationally.

PM USA’s retail share for the three months ended March 31, 2013 increased 0.5 share points versus the prior-year period, due to retail share gains by Marlboro and by L&M in Discount. These gains were partially offset by share losses on other portfolio brands.

In the machine-made large cigars category, Black & Mild’s retail share for the three months ended March 31, 2013 decreased 3.1 share points, driven primarily by heightened competitive activity, including high levels of low-priced, imported machine-made large cigars.

Smokeless products segment

The smokeless products segment’s operating companies income and margin grew during the three months ended March 31, 2013. USSTC grew Copenhagen and Skoal’s combined volume and retail share during the first quarter of 2013.

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
	2013	2012	Change
	(cans and packs in millions)
Copenhagen	93.5	85.9	8.8%
Skoal	64.4	64.6	(0.3)%
Copenhagen and Skoal	157.9	150.5	4.9%
Other	17.8	19.4	(8.2)%
Total smokeless products	175.7	169.9	3.4%

Smokeless products shipment volume includes cans and packs sold, as well as promotional units, but excludes international volume, which is not material to the smokeless products segment. Other includes certain USSTC and PM USA smokeless products. New types of smokeless products, as well as new packaging configurations of existing smokeless products, may or may not be equivalent to existing moist smokeless tobacco (“MST”) products on a can for can basis. To calculate volumes of cans and packs shipped, USSTC and PM USA have assumed that one pack of snus, irrespective of the number of pouches in the pack, is equivalent to one can of MST.

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Three Months Ended March 31,
	2013	2012	Percentage Point Change
Copenhagen	28.7%	27.4%	1.3
Skoal	21.9	22.7	(0.8)
Copenhagen and Skoal	50.6	50.1	0.5
Other	4.4	5.3	(0.9)
Total smokeless products	55.0%	55.4%	(0.4)

As previously discussed, effective in the first quarter of 2013, retail share results for smokeless products are based on data from IRI InfoScan, a tracking service that uses a sample of stores to project market share and depict share trends.  The service tracks sales in the Food, Drug and Mass Merchandisers (including Wal-Mart), Convenience, Military, Dollar Store and Club trade classes on the number of cans and packs sold.  Smokeless products is defined by IRI as moist smokeless and spit-free tobacco products.  Other includes certain USSTC and PM USA smokeless products. New types of smokeless products, as well as new packaging configurations of existing smokeless products, may or may not be equivalent to existing MST products on a can for can basis. USSTC and PM USA have assumed that one pack of snus, irrespective of the number of pouches in the pack, is equivalent to one can of MST. All other products are considered to be equivalent on a can for can basis. Because this service represents retail share performance only in key trade channels, it should not be considered a precise measurement of actual retail share.  It is IRI’s standard practice to periodically refresh its InfoScan services, which could restate retail share results that were previously released in this service.

As a result of the transition to this new tracking service, PM USA and USSTC have restated previously released 2012 retail share results for smokeless products, which are summarized below.

	Restated Retail Share
	For the Three Months Ended
	12/31/12	09/30/12	06/30/12	03/31/12
Copenhagen	28.5%	28.3%	27.4%	27.4%
Skoal	22.2	22.4	22.7	22.7
Copenhagen and Skoal	50.7	50.7	50.1	50.1
Other	4.6	4.7	4.9	5.3
Total smokeless products	55.3%	55.4%	55.0%	55.4%

	Restated Retail Share
	For the Year-ended 12/31/12	For the Nine Months Ended 09/30/12	For the Six Months Ended 06/30/12
Copenhagen	27.9%	27.7%	27.4%
Skoal	22.5	22.6	22.7
Copenhagen and Skoal	50.4	50.3	50.1
Other	4.8	4.9	5.1
Total smokeless products	55.2%	55.2%	55.2%

USSTC and PM USA executed the following pricing actions during 2012:

•	Effective December 9, 2012, USSTC increased the list price on all of its brands by $0.05 per can or pouch.

•	Effective December 3, 2012, PM USA increased the list price on Marlboro Snus tins and flip-top box (“FTB”) by $0.05 per tin or FTB.

•	Effective June 18, 2012, PM USA increased the list price on Marlboro Snus tins and FTB by $0.05 per tin or FTB.

•	Effective May 25, 2012, USSTC increased the list price on all of its brands by $0.05 per can.

Net revenues, which include excise taxes billed to customers, for the three months ended March 31, 2013, increased $10 million (2.6%), due primarily to higher volume ($10 million) and higher net pricing, which includes higher promotional investments, partially offset by unfavorable mix due to growth in products introduced in recent years at a lower, popular price. Operating companies income for the three months ended March 31, 2013 increased $30 million (15.6%), due primarily to restructuring charges in the first quarter of 2012 related to the 2011 Cost Reduction Program ($19 million), higher volume ($9 million) and higher net pricing, which includes higher promotional investments, partially offset by growth in products introduced in recent years at a lower, popular price.
For the three months ended March 31, 2013, USSTC and PM USA’s combined reported domestic smokeless products shipment volume increased 3.4% due primarily to volume growth for Copenhagen, partially offset by volume declines for Other portfolio brands. Copenhagen and Skoal’s combined shipment volume increased 4.9% versus the prior-year period. Copenhagen’s 2013 first-quarter volume grew 8.8%, as the brand continued to benefit from products introduced in recent years. Skoal’s volume was essentially unchanged for the first quarter of 2013.
USSTC and PM USA believe that the smokeless products category’s volume grew at an estimated rate of approximately 5% over the 12 months ended March 31, 2013. Adjusted smokeless products volume is difficult to estimate on a quarterly basis. However, after adjusting for changes in trade inventories and year-over-year calendar differences, USSTC and PM USA estimate that their combined 2013 first-quarter adjusted smokeless products shipment volume grew at a rate slightly below the 12 month category growth rate.

USSTC and PM USA’s combined retail share for the three months ended March 31, 2013 decreased 0.4 share points as retail share losses for Other portfolio brands and Skoal were partially offset by gains by Copenhagen.

Copenhagen and Skoal’s combined retail share for the three months ended March 31, 2013 increased 0.5 share points. Copenhagen’s 2013 first-quarter retail share grew 1.3 share points, as the brand continued to benefit from products introduced over the past several years. USSTC also expanded Copenhagen Southern Blend into additional states during the first quarter of 2013. Skoal’s 2013 first-quarter retail share declined 0.8 share points due primarily to competitive activity and Copenhagen’s strong performance, partially offset by share gains on its Skoal X-TRA products. During the first quarter of 2013, Skoal began to refresh its packaging to better reflect the brand’s contemporary premium qualities and differentiate its product offerings.

Wine segment

Business Environment
Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle, Columbia Crest and 14 Hands, and owns wineries in or distributes wines from several other wine regions. As discussed in Note 10, Ste. Michelle holds an 85% ownership interest in Michelle-Antinori, LLC, which owns Stag’s Leap Wine Cellars in Napa Valley. Ste. Michelle also owns Conn Creek in Napa Valley and Erath in Oregon. In addition, Ste. Michelle distributes Antinori and Villa Maria Estate wines and Champagne Nicolas Feuillatte in the United States. Key elements of Ste. Michelle’s strategy are expanded domestic distribution of its wines, especially in certain account categories such as restaurants, wholesale clubs, supermarkets, wine shops and mass merchandisers, and a focus on improving product mix to higher-priced, premium products.

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

Operating Results
Ste. Michelle delivered higher operating companies income and margin for the three months ended March 31, 2013 through higher shipment volume and higher pricing.
The following discussion compares wine segment results for the three months ended March 31, 2013, with the three months ended March 31, 2012.

	For the Three Months Ended March 31,
	2013	2012
	(in millions)
Net revenues	$126	$113
Operating companies income	$20	$15

The following table summarizes wine segment case shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
	2013	2012	Change*
	(cases in thousands)
Chateau Ste. Michelle	530	528	0.3%
Columbia Crest	385	341	12.9%
14 Hands	317	216	46.8%
Other	453	453	—%
Total wine	1,685	1,538	9.5%
*Percent volume change calculation is based on units to the nearest hundred.

For the three months ended March 31, 2013, net revenues, which include excise taxes billed to customers, increased $13 million (11.5%) and operating companies income increased $5 million (33.3%). These increases were due primarily to higher shipment volume and higher pricing.

For the three months ended March 31, 2013, Ste. Michelle’s reported wine shipment volume increased 9.5% due primarily to increased distribution and the timing of the Easter holiday.

Financial Review

Net Cash Provided by Operating Activities

During the first three months of 2013, net cash provided by operating activities was $1,793 million compared with $1,837 million during the first three months of 2012. This decrease was due primarily to the timing of payments related to accrued liabilities, partially offset by a lower voluntary contribution to Altria Group, Inc.’s pension plans.

Altria Group, Inc. had a working capital deficit at March 31, 2013 and December 31, 2012. Altria Group, Inc.’s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.

Net Cash Provided by Investing Activities

During the first three months of 2013, net cash provided by investing activities was $188 million compared with $287 million during the first three months of 2012. This decrease was due primarily to lower proceeds from asset sales in the financial services business during the first three months of 2013.

Cash Used in Financing Activities

During the first three months of 2013, cash used in financing activities was $1.1 billion compared with $1.2 billion during the first three months of 2012. This decrease was due primarily to lower share repurchases during the first three months of 2013, partially offset by higher dividends paid.

Debt and Liquidity

Credit Ratings - Altria Group, Inc.’s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings.  Under the terms of certain of Altria Group, Inc.’s existing debt instruments, a change in a credit rating could result in an increase or a decrease of the cost of borrowings. For instance, the interest rate payable on certain of Altria Group, Inc.’s outstanding notes is subject to adjustment from time to time if the rating assigned to the notes of such series by Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“Standard & Poor’s”) is downgraded (or subsequently upgraded) as and to the extent set forth in the notes. The impact of credit ratings on the cost of borrowings under Altria Group, Inc.’s credit agreement is discussed below.

At March 31, 2013, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook

Moody’s	P-2	Baa1	Stable
Standard & Poor’s	A-2	BBB	Stable
Fitch	F2	BBB+	Stable

Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. As of and during the three months ended March 31, 2013 and 2012, Altria Group, Inc., had no short-term borrowings.

At March 31, 2013, Altria Group, Inc. had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires on June 30, 2016. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage equal to Altria Group, Inc.’s credit default swap spread subject to certain minimum rates and maximum rates based on the higher of the rating of Altria Group, Inc.’s long-term senior unsecured debt from Standard & Poor’s and Moody’s. The applicable minimum and maximum rates based on Altria Group, Inc.’s long-term senior unsecured debt ratings at March 31, 2013 for borrowings under the Credit Agreement were 0.75% and 1.75%, respectively. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At March 31, 2013, the credit line available to Altria Group, Inc. was $3.0 billion.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated EBITDA of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At March 31, 2013, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.7 to 1.0 and 7.7 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.

Any commercial paper issued by Altria Group, Inc. and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 11. Condensed Consolidating Financial Information to the condensed consolidated financial statements in Item 1 (“Note 11”).

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

Debt - At March 31, 2013 and December 31, 2012, Altria Group, Inc.’s total debt was $13.9 billion.

Guarantees and Other Similar Matters - As discussed in Note 10, Altria Group, Inc. had guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at March 31, 2013. From time to time, subsidiaries of Altria Group, Inc. also issue lines of credit to affiliated entities. In addition, as discussed in Note 11, PM USA has issued guarantees related to Altria Group, Inc.’s indebtedness. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation - As discussed previously and in Note 10, PM USA has entered into State Settlement Agreements with the states and territories of the United States. PM USA also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA’s obligations under this trust expired on December 15, 2010 (these obligations had been offset by the obligations imposed on PM USA by FETRA, which expires in the third quarter of 2014). USSTC and Middleton are also subject to obligations imposed by FETRA. In addition, in June 2009, PM USA and a subsidiary of USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. The State Settlement Agreements, FETRA and the FDA user fees call for payments that are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.’s subsidiaries recorded approximately $0.7 billion and $1.2 billion of charges to cost of sales for the three months ended March 31, 2013 and 2012, respectively. The 2013 amount includes a pre-tax credit of $483 million related to the NPM Adjustment discussed below and in detail in Possible Adjustments in MSA Payments for 2003 - 2012 in Note 10.

Effective December 17, 2012, PM USA and the other tobacco product manufacturers that are original signatories (the “OPMs”) to the MSA, as well as certain other participating manufacturers, entered into a term sheet with 17 states, the District of Columbia and Puerto Rico for settlement of the 2003 - 2012 NPM Adjustments with those states and territories (the “signatory states”). On March 12, 2013, the arbitration panel in the pending NPM Adjustment arbitration issued a stipulated partial settlement and award (the “Stipulated Award”) permitting the term sheet to proceed. An additional MSA state joined the term sheet on April 12, 2013, and it is possible that more states will also join. Based on the identity of the signatory states on April 15, 2013, the reduction in PM USA’s MSA payment obligation was approximately $483 million, all of which PM USA received as a credit against its April 2013 MSA payment. As a result of the settlement, PM USA recorded a $483 million reduction to cost of sales on its condensed consolidated statement of earnings for the three months ended March 31, 2013.

As discussed in detail in Possible Adjustments in MSA Payments for 2003 - 2012 in Note 10, several non-signatory states have taken action, and additional non-signatory states may also take action, in state court to vacate or modify the Stipulated Award. No assurance can be given that this litigation or any other such attempts by other non-signatory states will be resolved in a manner favorable to PM USA, nor can PM USA predict the remedy that might be ordered if any such litigation were to be resolved unfavorably to PM USA. The term sheet also provides that the NPM Adjustment provision will be revised and streamlined as to the signatory states for years after 2012. In connection with the settlement, the formula for allocating among the OPMs the revised NPM Adjustments applicable in the future to the signatory states will be modified in a manner favorable to PM USA, although the extent to which it is favorable to PM USA will be dependent upon certain future events, including the future relative market shares of the OPMs.

Based on current agreements, 2012 market share and historical annual industry volume decline rates, the estimated amounts that Altria Group, Inc.’s subsidiaries may charge to cost of sales for these payments approximate $4.5 billion in 2013 and $5 billion for each year thereafter. These amounts include the $483 million credit recorded during the first quarter of 2013, but exclude the potential impact of the revised and streamlined NPM Adjustment provision applicable to signatory states for years after 2012 discussed above.

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

Litigation Escrow Deposits - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of March 31, 2013, PM USA had posted various forms of security totaling approximately $36 million, the majority of which have been collateralized with cash deposits. These cash deposits are included in other assets on the condensed consolidated balance sheet.

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

Leases - PMCC’s investment in leases is included in the line item finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012. At March 31, 2013, PMCC’s net finance receivables of approximately $2.2 billion in leveraged leases, which are included in finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheet, consisted of rents receivable ($5.3 billion) and the residual value of assets under lease ($1.1 billion), reduced by third-party nonrecourse debt ($3.4 billion) and unearned income ($0.8 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, at March 31, 2013, also included net finance receivables for direct finance leases ($0.2 billion), an other receivable ($0.1 billion) and an allowance for losses ($0.1 billion).

Equity and Dividends

On January 29, 2013, Altria Group, Inc. granted an aggregate of 1.4 million shares of restricted and deferred stock to eligible employees. Restrictions on these shares lapse in the first quarter of 2016. The market value per share was $33.74 on the date of grant.

During the three months ended March 31, 2013, 2.1 million shares of restricted and deferred stock vested. The total fair value of restricted and deferred stock that vested during the three months ended March 31, 2013 was $73 million. The weighted-average grant date fair value per share of these awards was $19.92.

Dividends paid during the first three months of 2013 and 2012 were $886 million and $838 million, respectively, an increase of 5.7%, primarily reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase program discussed below. Altria Group, Inc. expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $1.76 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of Altria Group, Inc.’s Board of Directors.

In October 2011, Altria Group, Inc.’s Board of Directors authorized a $1.0 billion share repurchase program, which was expanded to $1.5 billion in October 2012 (as expanded, the “October 2011 share repurchase program”). During the three months ended March 31, 2013, Altria Group, Inc. repurchased 1.7 million shares (aggregate cost of approximately $57 million, and $34.05 average price per share), completing the October 2011 share repurchase program. Under this program, Altria Group, Inc. repurchased a total of 48.3 million shares of its common stock at an average price of $31.06 per share.

On April 24, 2013, Altria Group, Inc.’s Board of Directors authorized a new $300 million share repurchase program, which Altria Group, Inc. expects to complete by the end of 2013. The timing of share repurchases under this new program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of Altria Group, Inc.’s Board of Directors.

Contingencies

See Note 10 for a discussion of contingencies.

Cautionary Factors That May Affect Future Results
Forward-Looking and Cautionary Statements
We (1) may from time to time make written or oral forward-looking statements, including earnings guidance and other statements contained in filings with the SEC, in reports to security holders and in press releases and investor webcasts. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “forecasts,” “intends,” “projects,” “goals,” “objectives,” “guidance,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in Altria Group, Inc.’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this Form 10-Q, particularly in the “Business Environment” sections preceding our discussion of operating results of our subsidiaries’ businesses above. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.
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
Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related or other litigation are significant and, in certain cases, range in the billions of dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. In certain cases, plaintiffs claim that defendants’ liability is joint and several. In such cases, Altria Group, Inc. or its subsidiaries may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, Altria Group, Inc. or its subsidiaries under certain circumstances may have to pay more than their proportionate share of any bonding- or judgment-related amounts. Furthermore, in those cases where plaintiffs are successful, Altria Group, Inc. or its subsidiaries may also be required to pay interest and attorney’s fees.
Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 45 states and Puerto Rico now limit the dollar amount of bonds or require no bond at all. As discussed in Note 10, tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.
In certain litigation, PM USA faces potentially significant non-monetary remedies. For example, in the lawsuit brought by the United States Department of Justice, discussed in Note 10, the district court did not impose monetary penalties but ordered significant non-monetary remedies, including the issuance of “corrective statements” in various media. ___________________________________________________
(1) This section uses the terms “we,” “our” and “us” when it is not necessary to distinguish among Altria Group, Inc. and its various operating subsidiaries or when any distinction is clear from the context.

Altria Group, Inc. and its subsidiaries have achieved substantial success in managing litigation. Nevertheless, litigation is subject to uncertainty and significant challenges remain. It is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Altria Group, Inc. and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. Each of the companies has defended, and will continue to defend, vigorously against litigation challenges. However, Altria Group, Inc. and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria Group, Inc. to do so. See Note 10 and Exhibits 99.1 and 99.2 to this Form 10-Q for a discussion of pending tobacco-related litigation.
Tobacco Regulation and Control Action in the Public and Private Sectors. Our tobacco subsidiaries face significant governmental action, including efforts aimed at reducing the incidence of tobacco use, restricting marketing and advertising, imposing regulations on packaging, requiring warnings and disclosure of flavors or other ingredients, prohibiting the sale of tobacco products with certain characterizing flavors or other characteristics, requiring premarket authorization of certain tobacco products, limiting or prohibiting the sale of tobacco products by certain retail establishments and the sale of tobacco products in certain packing sizes, and seeking to hold them responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke.
PM USA, USSTC and other Altria Group, Inc. subsidiaries are subject to regulation, and may become subject to additional regulation, by the FDA, as discussed in detail in Tobacco Space - Business Environment - FSPTCA and FDA Regulation above. We cannot predict how the FDA will implement and enforce its statutory authority, including by promulgating additional regulations and pursuing possible investigatory or enforcement actions.
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
Excise Taxes. Tobacco products are subject to substantial excise taxes, and significant increases in tobacco product-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States at the state, federal and local levels. Tax increases are expected to continue to have an adverse impact on sales of the tobacco products of our tobacco subsidiaries through lower consumption levels and the potential shift in adult consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products. Such shifts may have an adverse impact on the reported share performance of tobacco products of Altria Group, Inc.’s tobacco subsidiaries. For further discussion, see Tobacco Space - Business Environment - Excise Taxes above.
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
New Product Technologies. Altria Group, Inc.’s subsidiaries continue to seek ways to develop and to commercialize new product technologies that may reduce the health risks associated with current tobacco products, while continuing to offer adult tobacco consumers (within and potentially outside the United States) products that meet their taste expectations and evolving preferences. Potential solutions being researched include tobacco-containing and nicotine-containing products that reduce or eliminate exposure to cigarette smoke and/or constituents identified by public health authorities as harmful. These efforts may include arrangements with third parties. Moreover, these efforts may not succeed. If our subsidiaries do not succeed in their efforts, but one or more of their competitors does, our subsidiaries may be at a competitive disadvantage. Further, we cannot predict whether regulators, including the FDA, will permit the marketing or sale of such products with claims of reduced risk to consumers (or otherwise impose an unduly burdensome regulatory framework on such products) or whether consumers’ purchase decisions would be affected by such claims, which could adversely affect the commercial viability of any such products that might be developed.
Adjacency Growth Strategy. Altria Group, Inc. and its subsidiaries have adjacency growth strategies involving moves and potential moves into complementary products or processes. We cannot guarantee that these strategies, or any products introduced in connection with these strategies, will be successful. For a related discussion, see New Product Technologies above.
Tobacco Price, Availability and Quality. Any significant change in tobacco leaf prices, quality or availability could adversely affect our tobacco subsidiaries’ profitability and business. For a discussion of factors that influence leaf prices, availability and quality, see Tobacco Space - Business Environment - Tobacco Price, Availability and Quality above.
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
Competition, Evolving Adult Consumer Preferences and Economic Downturns. Each of our tobacco and wine subsidiaries is subject to intense competition, changes in adult consumer preferences and changes in economic conditions. To be successful, they must continue to:
•promote brand equity successfully;
•anticipate and respond to new and evolving adult consumer preferences;

•	develop new products and markets within and potentially outside of the United States and broaden brand portfolios in order to compete effectively with lower-priced products;
•improve productivity; and
•protect or enhance margins through cost savings and price increases.
See Tobacco Space - Business Environment - Summary for additional discussion concerning evolving adult tobacco consumer preferences.
The willingness of adult consumers to purchase premium consumer product brands depends in part on economic conditions. In periods of economic uncertainty, adult consumers may purchase more discount brands and/or, in the case of tobacco products, consider lower-priced tobacco products. The results of our tobacco and wine subsidiaries could suffer accordingly.
Our financial services business (conducted through PMCC) holds investments in finance leases, principally in transportation (including aircraft), power generation and manufacturing equipment and facilities. Its lessees are also subject to intense competition and economic conditions. If parties to PMCC’s leases fail to manage through difficult economic and competitive conditions, PMCC may have to increase its allowance for losses, which would adversely affect our earnings.
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
Asset Impairment. We periodically calculate the fair value of our goodwill and other intangible assets to test for impairment. This calculation may be affected by several factors, including general economic conditions, regulatory developments, changes in category growth rates as a result of changing adult consumer preferences, success of planned new product introductions, competitive activity and tobacco-related taxes. If an impairment is determined to exist, we will incur impairment losses, which will reduce our earnings.
Wine - Competition; Grape Supply; Regulation and Excise Taxes. Ste. Michelle’s business is subject to significant competition, including from many large, well-established domestic and international companies.  The adequacy of Ste. Michelle’s grape supply is influenced by consumer demand for wine in relation to industry-wide production levels as well as by weather and crop conditions, particularly in eastern Washington. Supply shortages related to any one or more of these factors could increase production costs and wine prices, which ultimately may have a negative impact on Ste. Michelle’s sales. In addition, federal, state and local governmental agencies regulate the alcohol beverage industry through various means, including licensing requirements, pricing, labeling and advertising restrictions, and distribution and production policies. New regulations or revisions to existing regulations, resulting in further restrictions or taxes on the manufacture and sale of alcoholic beverages, may have an adverse effect on Ste. Michelle’s wine business. For further discussion, see Wine Segment - Business Environment above.
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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 10. Contingencies to the condensed consolidated financial statements included in Part I, Item 1. Financial Information of this Quarterly Report on Form 10-Q (“Form 10-Q”) for a discussion of legal proceedings pending against Altria Group, Inc. and its subsidiaries. See also Exhibits 99.1 and 99.2 to this Form 10-Q.

Item 1A. Risk Factors.
Information regarding Risk Factors appears under Cautionary Factors That May Affect Future Results in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012 (“Form 10-K”). Other than as set forth in Part I, Item 2 of this Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2011, Altria Group, Inc.’s Board of Directors authorized a $1.0 billion share repurchase program, which was expanded to $1.5 billion in October 2012 (as expanded, the “October 2011 share repurchase program”). The October 2011 share repurchase program was completed as of March 31, 2013.

On April 24, 2013, Altria Group, Inc.’s Board of Directors authorized a new $300 million share repurchase program, which Altria Group, Inc. expects to complete by the end of 2013. The timing of share repurchases under this new program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of Altria Group, Inc.’s Board of Directors.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended March 31, 2013 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

January 1-31, 2013	1,377	$31.19	46,620,000	$57,021,354
February 1-28, 2013	1,316,203	$34.39	47,120,000	$39,806,349
March 1-31, 2013	1,175,041	$33.88	48,294,813	$—
For the Quarter Ended March 31, 2013	2,492,621	$34.15

(1)
The total number of shares purchased include (a) shares purchased under the October 2011 share repurchase program (which totaled 500,000 shares in February and 1,174,813 shares in March) and (b) shares withheld by Altria Group, Inc. in an amount equal to statutory withholding for employees who vested in restricted and deferred stock and used shares to pay all or a portion of the related taxes (which totaled 1,377 shares in January, 816,203 shares in February and 228 shares in March).

(2)	Aggregate number of shares repurchased under the October 2011 share repurchase program as of the end of the period presented.

Item 6. Exhibits.

10.1	Form of Restricted Stock Agreement, dated as of January 29, 2013 (incorporated by reference to Exhibit 10.1 to Altria Group, Inc.’s Current Report on Form 8-K filed on January 31, 2013).

10.2	Form of Deferred Stock Agreement, dated as of January 29, 2013.

12	Statements regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

99.3
Definitions of Terms Related to Financial Covenants included in Altria Group, Inc.’s 5-year Revolving Credit Agreement, dated as of June 30, 2011 (incorporated by reference to Exhibit 99.3 to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011).

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
April 25, 2013