Form 10-Q
period 2013-06-30
ALTRIA GROUP, INC.
filed 2013-07-24
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
At July 15, 2013, there were 2,004,409,870 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$2,571	$2,900
Receivables	114	193
Inventories:
Leaf tobacco	759	876
Other raw materials	182	173
Work in process	311	349
Finished product	449	348
	1,701	1,746
Deferred income taxes	1,217	1,216
Other current assets	257	260
Total current assets	5,860	6,315
Property, plant and equipment, at cost	4,776	4,750
Less accumulated depreciation	2,736	2,648
	2,040	2,102
Goodwill	5,174	5,174
Other intangible assets, net	12,068	12,078
Investment in SABMiller	6,502	6,637
Finance assets, net	2,345	2,581
Other assets	451	442
Total Assets	$34,440	$35,329

See notes to condensed consolidated financial statements.
Continued

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	June 30, 2013	December 31, 2012
Liabilities
Current portion of long-term debt	$1,984	$1,459
Accounts payable	275	451
Accrued liabilities:
Marketing	513	568
Employment costs	169	184
Settlement charges	2,088	3,616
Other	1,156	1,093
Dividends payable	885	888
Total current liabilities	7,070	8,259
Long-term debt	12,890	12,419
Deferred income taxes	6,560	6,652
Accrued pension costs	1,293	1,735
Accrued postretirement health care costs	2,498	2,504
Other liabilities	530	556
Total liabilities	30,841	32,125
Contingencies (Note 11)
Redeemable noncontrolling interest	33	34
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,670	5,688
Earnings reinvested in the business	25,201	24,316
Accumulated other comprehensive losses	(2,330)	(2,040)
Cost of repurchased stock (801,155,447 shares in 2013 and 796,221,021 shares in 2012)	(25,911)	(25,731)
Total stockholders’ equity attributable to Altria Group, Inc.	3,565	3,168
Noncontrolling interests	1	2
Total stockholders’ equity	3,566	3,170
Total Liabilities and Stockholders’ Equity	$34,440	$35,329
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Net revenues	$11,833	$12,134
Cost of sales	3,271	3,878
Excise taxes on products	3,334	3,560
Gross profit	5,228	4,696
Marketing, administration and research costs	1,064	1,130
Asset impairment and exit costs	1	37
Amortization of intangibles	10	10
Operating income	4,153	3,519
Interest and other debt expense, net	525	586
Earnings from equity investment in SABMiller	(483)	(743)
Earnings before income taxes	4,111	3,676
Provision for income taxes	1,460	1,255
Net earnings	2,651	2,421
Net earnings attributable to noncontrolling interests	—	(1)
Net earnings attributable to Altria Group, Inc.	$2,651	$2,420
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$1.32	$1.19
Dividends declared	$0.88	$0.82

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2013	2012
Net revenues	$6,305	$6,487
Cost of sales	1,972	2,086
Excise taxes on products	1,779	1,907
Gross profit	2,554	2,494
Marketing, administration and research costs	547	596
Asset impairment and exit costs	1	16
Amortization of intangibles	5	5
Operating income	2,001	1,877
Interest and other debt expense, net	264	293
Earnings from equity investment in SABMiller	(227)	(223)
Earnings before income taxes	1,964	1,807
Provision for income taxes	698	581
Net earnings	1,266	1,226
Net earnings attributable to noncontrolling interests	—	(1)
Net earnings attributable to Altria Group, Inc.	$1,266	$1,225
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$0.63	$0.60
Dividends declared	$0.44	$0.41

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Net earnings	$2,651	$2,421
Other comprehensive (losses) earnings, net of deferred income taxes:
Currency translation adjustments	(1)	—
Benefit plans	113	61
SABMiller	(402)	152
Other comprehensive (losses) earnings, net of deferred income taxes	(290)	213

Comprehensive earnings	2,361	2,634
Comprehensive earnings attributable to noncontrolling interests	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$2,361	$2,633

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,
	2013	2012
Net earnings	$1,266	$1,226
Other comprehensive (losses) earnings, net of deferred income taxes:
Currency translation adjustments	(1)	—
Benefit plans	47	39
SABMiller	(308)	(28)
Other comprehensive (losses) earnings, net of deferred income taxes	(262)	11

Comprehensive earnings	1,004	1,237
Comprehensive earnings attributable to noncontrolling interests	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$1,004	$1,236

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Year Ended December 31, 2012 and
the Six Months Ended June 30, 2013
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2011	$935	$5,674	$23,583	$(1,887)	$(24,625)	$3	$3,683
Net earnings (1)	—	—	4,180	—	—	—	4,180
Other comprehensive losses, net of deferred income tax benefit	—	—	—	(153)	—	—	(153)
Stock award activity	—	14	—	—	10	—	24
Cash dividends declared ($1.70 per share)	—	—	(3,447)	—	—	—	(3,447)
Repurchases of common stock	—	—	—	—	(1,116)	—	(1,116)
Other	—	—	—	—	—	(1)	(1)
Balances, December 31, 2012	935	5,688	24,316	(2,040)	(25,731)	2	3,170
Net earnings (losses) (1)	—	—	2,651	—	—	(1)	2,650
Other comprehensive losses, net of deferred income tax benefit	—	—	—	(290)	—	—	(290)
Stock award activity	—	(18)	—	—	12	—	(6)
Cash dividends declared ($0.88 per share)	—	—	(1,766)	—	—	—	(1,766)
Repurchases of common stock	—	—	—	—	(192)	—	(192)
Balances, June 30, 2013	$935	$5,670	$25,201	$(2,330)	$(25,911)	$1	$3,566

(1)
Net earnings/losses attributable to noncontrolling interests for the six months ended June 30, 2013 and for the year ended December 31, 2012 exclude net earnings of $1 million and $3 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section in the condensed consolidated balance sheets at June 30, 2013 and December 31, 2012. See Note 11.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash Provided by (Used in) Operating Activities
Net earnings	$2,651	$2,421
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	106	113
Deferred income tax provision (benefit)	50	(971)
Earnings from equity investment in SABMiller	(483)	(743)
IRS payment related to LILO and SILO transactions	—	(456)
Cash effects of changes:
Receivables, net	79	2
Inventories	45	95
Accounts payable	(79)	(64)
Income taxes	89	1,186
Accrued liabilities and other current assets	(87)	62
Accrued settlement charges	(1,528)	(1,329)
Pension plan contributions	(365)	(514)
Pension provisions and postretirement, net	94	85
Other	(2)	28
Net cash provided by (used in) operating activities	570	(85)
See notes to condensed consolidated financial statements.
Continued

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash Provided by (Used in) Investing Activities
Capital expenditures	$(41)	$(39)
Proceeds from finance assets	274	552
Other	6	(3)
Net cash provided by investing activities	239	510
Cash Provided by (Used in) Financing Activities
Long-term debt issued	996	—
Repurchases of common stock	(226)	(360)
Dividends paid on common stock	(1,769)	(1,674)
Financing fees and debt issuance costs	(8)	—
Other	(131)	(133)
Net cash used in financing activities	(1,138)	(2,167)
Cash and cash equivalents:
Decrease	(329)	(1,742)
Balance at beginning of period	2,900	3,270
Balance at end of period	$2,571	$1,528
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At June 30, 2013, Altria Group, Inc.’s direct and indirect wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its direct and indirect wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless products and wine. Nu Mark LLC (“Nu Mark”), an indirect wholly-owned subsidiary of Altria Group, Inc., is engaged in the development and marketing of innovative tobacco products for adult tobacco consumers. Philip Morris Capital Corporation (“PMCC”), a direct wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held approximately 26.8% of the economic and voting interest of SABMiller plc (“SABMiller”) at June 30, 2013, which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends. At June 30, 2013, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

Share Repurchases

In October 2011, Altria Group, Inc.’s Board of Directors authorized a $1.0 billion share repurchase program, which was expanded to $1.5 billion in October 2012 (as expanded, the “October 2011 share repurchase program”). During the first quarter of 2013, Altria Group, Inc. repurchased 1.7 million shares (aggregate cost of approximately $57 million, and $34.05 average price per share), completing the October 2011 share repurchase program. Under this program, Altria Group, Inc. repurchased a total of 48.3 million shares of its common stock at an average price of $31.06 per share.

In April 2013, Altria Group, Inc.’s Board of Directors authorized a new $300 million share repurchase program (the “April 2013 share repurchase program”), which Altria Group, Inc. expects to complete by the end of 2013. During the three months ended June 30, 2013, Altria Group, Inc. repurchased 3.7 million shares (aggregate cost of approximately $135 million, and $36.27 average price per share), under the April 2013 share repurchase program.

During the six months ended June 30, 2013 and 2012, Altria Group, Inc. repurchased 5.4 million shares (aggregate cost of approximately $192 million, and $35.58 average price per share) and 11.9 million shares (aggregate cost of approximately $360 million, and $30.16 average price per share), respectively, under the share repurchase programs discussed above.

The timing of share repurchases under the April 2013 share repurchase program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of Altria Group, Inc.’s Board of Directors.

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

These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

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

Note 2. Asset Impairment, Exit and Implementation Costs:

For the six and three months ended June 30, 2013, pre-tax asset impairment and exit costs of $1 million were recorded in the smokeable products segment. For the six months ended June 30, 2013, pre-tax implementation costs of $1 million were recorded in marketing, administration and research costs in the smokeable products segment.

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

The asset impairment, exit and implementation (gain) costs shown in the table above were related to Altria Group, Inc.’s cost reduction program announced in October 2011 (the “2011 Cost Reduction Program”). Total pre-tax charges, net related to this program were substantially completed as of December 31, 2012.

For the six months ended June 30, 2012, pre-tax implementation (gain) costs of $(8) million shown in the table above were recorded on Altria Group, Inc.’s condensed consolidated statement of earnings as follows: a net gain of $16 million, which included a $26 million curtailment gain related to amendments made to an Altria Group, Inc. postretirement benefit plan, was included in marketing, administration and research costs; and other costs of $8 million were included in cost of sales. For the three months ended June 30, 2012, pre-tax implementation costs of $9 million shown in the table above were recorded in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statement of earnings.

The severance liability related to the 2011 Cost Reduction Program was $37 million at December 31, 2012, substantially all of which was paid by June 30, 2013.

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Service cost	$43	$40	$22	$20
Interest cost	157	172	79	86
Expected return on plan assets	(247)	(221)	(124)	(110)
Amortization:
Net loss	136	112	67	56
Prior service cost	5	5	2	2
Net periodic pension cost	$94	$108	$46	$54

Employer Contributions

Altria Group, Inc. makes contributions to the extent that they are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service (“IRS”) regulations. On January 2, 2013, Altria Group, Inc. made a voluntary $350 million contribution to its pension plans. Additional employer contributions of $15 million were made to Altria Group, Inc.’s pension plans during the six months ended June 30, 2013. Currently, Altria Group, Inc. anticipates making additional employer contributions to its pension plans of approximately $10 million to $30 million during the remainder of 2013, based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Service cost	$10	$11	$5	$6
Interest cost	51	60	26	30
Amortization:
Net loss	28	24	14	12
Prior service credit	(22)	(23)	(11)	(12)
Curtailment gain	—	(26)	—	—
Net postretirement health care costs	$67	$46	$34	$36

The curtailment gain shown in the table above is related to the 2011 Cost Reduction Program. For further information on this program, see Note 2. Asset Impairment, Exit and Implementation Costs.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4. Earnings from Equity Investment in SABMiller:

Pre-tax earnings from Altria Group, Inc.’s equity investment in SABMiller consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Equity earnings	$419	$726	$220	$218
Gains resulting from issuances of common stock by SABMiller	64	17	7	5
	$483	$743	$227	$223

Altria Group, Inc.’s equity earnings for the six months ended June 30, 2012 included its share of pre-tax non-cash gains of $342 million resulting from SABMiller’s strategic alliance transactions with Anadolu Efes and Castel.
Note 5. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net earnings attributable to Altria Group, Inc.	$2,651	$2,420	$1,266	$1,225
Less: Distributed and undistributed earnings attributable to unvested restricted and deferred shares	(7)	(8)	(3)	(4)
Earnings for basic and diluted EPS	$2,644	$2,412	$1,263	$1,221

Weighted-average shares for basic and diluted EPS	2,003	2,030	2,002	2,027
Since February 29, 2012, there were no stock options outstanding. For the six months ended June 30, 2012 computation, there were no antidilutive stock options.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

	For the Six Months Ended June 30, 2013
	Currency Translation Adjustments	Benefit Plans	SABMiller	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2012	$2	$(2,414)	$372	$(2,040)

Other comprehensive (losses) earnings before reclassifications	(1)	30	(619)	(590)
Deferred income taxes	—	(13)	216	203
Other comprehensive (losses) earnings before reclassifications, net of deferred income taxes	(1)	17	(403)	(387)

Amounts reclassified to net earnings	—	156	1	157
Deferred income taxes	—	(60)	—	(60)
Amounts reclassified to net earnings, net of deferred income taxes	—	96	1	97

Other comprehensive (losses) earnings, net of deferred income taxes	(1)	113	(402)	(290)

Balances, June 30, 2013	$1	$(2,301)	$(30)	$(2,330)

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended June 30, 2013
	Currency Translation Adjustments	Benefit Plans	SABMiller	Accumulated Other Comprehensive Losses
	(in millions)
Balances, March 31, 2013	$2	$(2,348)	$278	$(2,068)

Other comprehensive losses before reclassifications	(1)	—	(476)	(477)
Deferred income taxes	—	—	166	166
Other comprehensive losses before reclassifications, net of deferred income taxes	(1)	—	(310)	(311)

Amounts reclassified to net earnings	—	77	3	80
Deferred income taxes	—	(30)	(1)	(31)
Amounts reclassified to net earnings, net of deferred income taxes	—	47	2	49

Other comprehensive (losses) earnings, net of deferred income taxes	(1)	47	(308)	(262)

Balances, June 30, 2013	$1	$(2,301)	$(30)	$(2,330)

	For the Six Months Ended June 30, 2012
	Currency Translation Adjustments	Benefit Plans	SABMiller	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2011	$2	$(2,062)	$173	$(1,887)

Other comprehensive earnings before reclassifications	—	—	237	237
Deferred income taxes	—	—	(83)	(83)
Other comprehensive earnings before reclassifications, net of deferred income taxes	—	—	154	154

Amounts reclassified to net earnings	—	102	(4)	98
Deferred income taxes	—	(41)	2	(39)
Amounts reclassified to net earnings, net of deferred income taxes	—	61	(2)	59

Other comprehensive earnings, net of deferred income taxes	—	61	152	213

Balances, June 30, 2012	$2	$(2,001)	$325	$(1,674)

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended June 30, 2012
	Currency Translation Adjustments	Benefit Plans	SABMiller	Accumulated Other Comprehensive Losses
	(in millions)
Balances, March 31, 2012	$2	$(2,040)	$353	$(1,685)

Other comprehensive losses before reclassifications	—	—	(36)	(36)
Deferred income taxes	—	—	13	13
Other comprehensive losses before reclassifications, net of deferred income taxes	—	—	(23)	(23)

Amounts reclassified to net earnings	—	65	(8)	57
Deferred income taxes	—	(26)	3	(23)
Amounts reclassified to net earnings, net of deferred income taxes	—	39	(5)	34

Other comprehensive earnings (losses), net of deferred income taxes	—	39	(28)	11

Balances, June 30, 2012	$2	$(2,001)	$325	$(1,674)

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings for the six and three months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Benefit Plans: (a)
Net loss	$173	$146	$86	$75
Prior service cost/credit	(17)	(44)	(9)	(10)
	156	102	77	65

SABMiller (b)	1	(4)	3	(8)

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$157	$98	$80	$57

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
Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net revenues:
Smokeable products	$10,646	$11,003	$5,678	$5,903
Smokeless products	848	806	458	426
Wine	263	241	137	128
All other	76	84	32	30
Net revenues	$11,833	$12,134	$6,305	$6,487
Earnings before income taxes:
Operating companies income:
Smokeable products	$3,646	$3,079	$1,726	$1,640
Smokeless products	492	432	270	240
Wine	45	37	25	22
All other	93	87	43	35
Amortization of intangibles	(10)	(10)	(5)	(5)
General corporate expenses	(113)	(106)	(58)	(55)
Operating income	4,153	3,519	2,001	1,877
Interest and other debt expense, net	(525)	(586)	(264)	(293)
Earnings from equity investment in SABMiller	483	743	227	223
Earnings before income taxes	$4,111	$3,676	$1,964	$1,807

Items affecting the comparability of operating companies income for the reportable segments were as follows:

Asset Impairment, Exit and Implementation Costs - See Note 2. Asset Impairment, Exit and Implementation Costs for a breakdown of these costs by segment.

Tobacco and Health Judgments - See Note 11. Contingencies for pre-tax charges related to certain tobacco and health judgments recorded in operating companies income in the smokeable products segment.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Non-Participating Manufacturer (“NPM”) Adjustment - For the six and three months ended June 30, 2013, PM USA recorded a reduction to cost of sales of $519 million and $36 million, respectively, on its condensed consolidated statements of earnings, which increased operating companies income in the smokeable products segment. This reduction to cost of sales resulted from the settlement of disputes with certain states related to the NPM adjustment provision under the 1998 Master Settlement Agreement (“NPM Adjustment”) for the years 2003 - 2012 discussed under Possible Adjustments in MSA Payments for 2003 - 2012 in Note 11. Contingencies.
Note 8. Finance Assets, net:

In 2003, PMCC ceased making new investments and began focusing exclusively on managing its portfolio of finance assets in order to maximize its operating results and cash flows from its existing lease portfolio activities and asset sales. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold.

At June 30, 2013, finance assets, net, of $2,345 million were comprised of investments in finance leases of $2,376 million and a receivable of $21 million, reduced by the allowance for losses of $52 million. At December 31, 2012, finance assets, net, of $2,581 million were comprised of investments in finance leases of $2,680 million, reduced by the allowance for losses of $99 million.
The activity in the allowance for losses on finance assets for the six months ended June 30, 2013 and 2012 was as follows:

	For the Six Months Ended June 30,
	2013	2012
	(in millions)
Balance at beginning of the year	$99	$227
Decrease to allowance	(47)	(10)
Amounts written-off	—	(29)
Balance at June 30	$52	$188

PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. During the six months ended June 30, 2013 and 2012, PMCC determined that its allowance for losses exceeded the amount required based on management’s assessment of the credit quality and size of PMCC’s leasing portfolio. As a result, PMCC reduced its allowance for losses by $47 million and $27 million for the six and three months ended June 30, 2013, respectively, and by $10 million for the six and three months ended June 30, 2012. These decreases to the allowance for losses were recorded as a reduction to marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statements of earnings.

In addition, as a result of developments related to the 2011 American Airlines, Inc. (“American”) bankruptcy filing, during the six months ended June 30, 2012, PMCC wrote off $29 million of the related investment in finance lease balance against its allowance for losses. During the first quarter of 2013, PMCC sold its remaining interest in the American aircraft leases.

All PMCC lessees were current on their lease payment obligations as of June 30, 2013.

PMCC believes that, as of June 30, 2013, the allowance for losses of $52 million was adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may increase or decrease its allowance for losses if such conditions change in the future.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The credit quality of PMCC’s investments in finance assets as assigned by Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”) at June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
	(in millions)
Credit Rating by Standard & Poor’s/Moody’s:
“AAA/Aaa” to “A-/A3”	$760	$961
“BBB+/Baa1” to “BBB-/Baa3”	911	938
“BB+/Ba1” and Lower	726	781
Total	$2,397	$2,680

Note 9. Debt:

At June 30, 2013 and December 31, 2012, Altria Group, Inc. had no short-term borrowings.

Long-term Debt

On May 2, 2013, Altria Group, Inc. issued $350 million aggregate principal amount of 2.95% senior unsecured long-term notes due 2023 and $650 million aggregate principal amount of 4.50% senior unsecured long-term notes due 2043. Interest on these notes is payable semi-annually. The net proceeds from the issuance of these senior unsecured notes were added to Altria Group. Inc.’s general funds and will be used for general corporate purposes.

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

The obligations of Altria Group, Inc. under the notes are guaranteed by PM USA (see Note 12. Condensed Consolidating Financial Information).

Altria Group, Inc.’s estimate of the fair value of its debt is based on observable market information derived from a third-party pricing source and is classified in level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.’s total long-term debt at June 30, 2013 and December 31, 2012, was $17.4 billion and $17.6 billion, respectively, as compared with its carrying value of $14.9 billion and $13.9 billion, respectively.

Note 10. Income Taxes:

The income tax rate of 35.5% for the six months ended June 30, 2013 increased 1.4 percentage points from 34.1% for the six months ended June 30, 2012. The income tax rate of 35.5% for the three months ended June 30, 2013 increased 3.3 percentage points from 32.2% for the three months ended June 30, 2012. The increases in the income tax rates were due primarily to an interest benefit, recorded during the second quarter of 2012, resulting primarily from lower than estimated interest on tax underpayments related to the execution of a closing agreement (the “Closing Agreement”) with the IRS that conclusively resolved the federal income tax treatment for all prior and future tax years of certain leveraged lease transactions entered into by PMCC. As discussed in its 2012 Form 10-K, Altria Group, Inc. recognizes accrued interest and penalties associated with uncertain tax positions as part of the provision for income taxes on its condensed consolidated statements of earnings.
As a result of the Closing Agreement, during the second quarter of 2012, Altria Group, Inc. paid $456 million in federal income taxes and related estimated interest on tax underpayments. The tax component of these payments represents an acceleration of income taxes that Altria Group, Inc. would have otherwise paid over the lease terms of these transactions.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Altria Group, Inc. is subject to income taxation in many jurisdictions. Uncertain tax positions reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, since such timing is not entirely within the control of Altria Group, Inc. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $130 million, a portion of which would relate to the unrecognized tax benefits from Altria Group, Inc.’s former subsidiaries Kraft Foods Inc. (now known as Mondelēz International, Inc. (“Mondelēz”)) and Philip Morris International Inc. (“PMI”), for which Altria Group, Inc. is indemnified by Mondelēz and PMI under respective tax sharing agreements.

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

Altria Group, Inc. and its subsidiaries record provisions in the condensed consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except to the extent discussed elsewhere in this Note 11. Contingencies: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the condensed consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of July 22, 2013, July 23, 2012 and July 25, 2011.

Type of Case	Number of Cases Pending as of July 22, 2013	Number of Cases Pending as of July 23, 2012	Number of Cases Pending as of July 25, 2011
Individual Smoking and Health Cases (1)	73	78	81
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	6	7	8
Health Care Cost Recovery Actions (3)	1	1	2
“Lights/Ultra Lights” Class Actions	15	16	19

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

(2) Includes as one case the 600 civil actions (of which 346 are actions against PM USA) that were to be tried in a single proceeding in West Virginia (In re: Tobacco Litigation). The West Virginia Supreme Court of Appeals has ruled that the United States Constitution did not preclude a trial in two phases in this case. Issues related to defendants’ conduct and whether punitive damages are permissible were tried in the first phase. Trial in the first phase of this case began in April 2013. On May 15, 2013, the jury returned a verdict in favor of defendants on the claims for design defect, negligence, failure to warn, breach of warranty, and concealment and declined to find that the defendants’ conduct warranted punitive damages. Plaintiffs prevailed on their claim that ventilated filter cigarettes should have included use instructions for the period 1964 - 1969. The second phase, if any, will consist of individual trials to determine liability and compensatory damages on that claim only. On July 15, 2013, plaintiffs filed a renewed motion for judgment as a matter of law and a motion for a new trial. Also on July 15, 2013, defendants filed a motion for judgment notwithstanding the verdict.

(3) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

International Tobacco-Related Cases

As of July 22, 2013, PM USA is a named defendant in Israel in one “Lights” class action. PM USA is a named defendant in nine health care cost recovery actions in Canada, seven of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Tobacco-Related Cases Set for Trial

As of July 22, 2013, 12 Engle progeny cases and three individual smoking and health cases against PM USA are set for trial in 2013. Cases against other companies in the tobacco industry are also scheduled for trial in 2013. Trial dates are subject to change.

Trial Results

Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 54 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 37 of the 54 cases. These 37 cases were tried in Alaska (1), California (5), Florida (10), Louisiana (1), Massachusetts (1), Mississippi (1), Missouri (3), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (2). A motion for a new trial was granted in one of the cases in Florida and in the case in Alaska. In the Alaska case (Hunter), the trial court withdrew its order for a new trial upon PM USA’s motion for reconsideration. Plaintiff’s notice of appeal of this ruling remains pending. See Types and Number of Cases above for a discussion of the trial results in In re: Tobacco Litigation (West Virginia consolidated cases).

Of the 17 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 13 have reached final resolution. A verdict against defendants in one health care cost recovery case (Blue Cross/Blue Shield) was reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006. The plaintiff in Price is seeking to reopen the judgment dismissing this case. See below for a discussion of developments in Price.

As of July 22, 2013, 44 Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision. Twenty-three verdicts were returned in favor of plaintiffs and 21 verdicts were returned in favor of PM USA. See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of these verdicts.

Judgments Paid and Provisions for Litigation

After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, PM USA has paid in the aggregate judgments (and related costs and fees) totaling approximately $245 million and interest totaling approximately $139 million as of July 22, 2013.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The changes in Altria Group, Inc.’s accrued liability for certain tobacco and health judgments, including related interest costs, were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Accrued liability for tobacco and health judgments at beginning of period	$—	$122	$6	$1
Pre-tax charges for tobacco and health judgments	5	1	—	1
Pre-tax charges for related interest costs	1	—	—	—
Payments	—	(121)	—	—
Accrued liability for tobacco and health judgments at end of period	$6	$2	$6	$2

The accrued liability for certain tobacco and health judgments, including related interest costs, was included in other accrued liabilities on Altria Group, Inc.’s condensed consolidated balance sheets. Pre-tax charges for certain tobacco and health judgments were included in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net on Altria Group, Inc.’s condensed consolidated statements of earnings.

Security for Judgments

To obtain stays of judgments pending current appeals, as of June 30, 2013, PM USA has posted various forms of security totaling approximately $39 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheet.

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

Non-Engle Progeny Trial Results

Summarized below are the non-Engle progeny smoking and health cases pending during 2012 and 2013 in which verdicts were returned in favor of plaintiffs and against PM USA. Charts listing the verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.

D. Boeken: In August 2011, a California jury returned a verdict in favor of plaintiff, awarding $12.8 million in compensatory damages against PM USA. PM USA’s motions for judgment notwithstanding the verdict and for a new trial were denied in October 2011. PM USA appealed and posted a bond in the amount of $12.8 million in November 2011. On July 9, 2013, the California Court of Appeal affirmed the judgment. PM USA is considering its appellate options.

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

Engle Class Action

In July 2002, in the second phase of the Engle smoking and health class action in Florida, a jury returned a verdict assessing punitive damages totaling approximately $145 billion against various defendants, including $74 billion against PM USA. Following entry of judgment, PM USA appealed.

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

In July 2006, the Florida Supreme Court ordered that the punitive damages award be vacated, that the class approved by the trial court be decertified and that members of the decertified class could file individual actions against defendants within one year of issuance of the mandate. The court further declared the following Phase I findings are entitled to res judicata effect in such individual actions brought within one year of the issuance of the mandate: (i) that smoking causes various diseases; (ii) that nicotine in cigarettes is addictive; (iii) that defendants’ cigarettes were defective and unreasonably dangerous; (iv) that defendants concealed or omitted material information not otherwise known or available knowing that the material was false or misleading or failed to disclose a material fact concerning the health effects or addictive nature of smoking; (v) that defendants agreed to misrepresent information regarding the health effects or addictive nature of cigarettes with the intention of causing the public to rely on this information to their detriment; (vi) that defendants agreed to conceal or omit information regarding the health effects of cigarettes or their addictive nature with the intention that smokers would rely on the information to their detriment; (vii) that all defendants sold or supplied cigarettes that were defective; and (viii) that defendants were negligent. The court also reinstated compensatory damages awards totaling approximately $6.9 million to two individual plaintiffs and found that a third plaintiff’s claim was barred by the statute of limitations. In February 2008, PM USA paid approximately $3 million, representing its share of compensatory damages and interest, to the two individual plaintiffs identified in the Florida Supreme Court’s order.

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

In February 2008, the trial court decertified the class, except for purposes of the May 2001 bond stipulation, and formally vacated the punitive damages award pursuant to the Florida Supreme Court’s mandate. In April 2008, the trial court ruled that certain defendants, including PM USA, lacked standing with respect to allocation of the funds escrowed under the May 2001 bond stipulation and will receive no credit at this time from the $500 million paid by PM USA against any future punitive damages awards in cases brought by former Engle class members.

In May 2008, the trial court, among other things, decertified the limited class maintained for purposes of the May 2001 bond stipulation and, in July 2008, severed the remaining plaintiffs’ claims except for those of Howard Engle. The only remaining plaintiff in the Engle case, Howard Engle, voluntarily dismissed his claims with prejudice.

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s decision, expired in January 2008. As of July 22, 2013, approximately 3,300 state court cases were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 4,400 state court plaintiffs.  Furthermore, as of July 22, 2013, approximately 1,300 cases were pending against PM USA in federal district court asserting individual claims by or on behalf of a similar number of federal court plaintiffs. The U.S. District Court for the Middle District of Florida (Jacksonville) dismissed 521 Engle progeny cases with prejudice in January 2013 and 306 such cases with prejudice on June 17, 2013. In February 2013, plaintiffs appealed the January dismissal to the U.S Court of Appeals for the Eleventh Circuit. Because of a number of factors including, but not limited, to docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates.

Federal Engle Progeny Cases

Three federal district courts (in the Merlob, B. Brown and Burr cases) ruled in 2008 that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings (B. Brown and Burr) were certified by the trial court for interlocutory review. The certification in both cases was granted by the U.S. Court of Appeals for the Eleventh Circuit and the appeals were consolidated. In February 2009, the appeal in Burr was dismissed for lack of prosecution, and in September 2012, the district court dismissed the case on statute of limitations grounds. Plaintiff is appealing the dismissal. In July 2010, the Eleventh Circuit ruled in B. Brown that, as a matter of Florida law, plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. The Eleventh Circuit did not reach the issue of whether the use of the Engle findings violates defendants’ due process rights. Rather, plaintiffs may only use the findings to establish those specific facts, if any, that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made.

After the remand of B. Brown, the Eleventh Circuit’s ruling on Florida state law was superseded by state appellate rulings (discussed below and in Appeals of Engle Progeny Verdicts), which initially included Martin, an Engle progeny case against R.J. Reynolds Tobacco Company (“R.J. Reynolds”) in Escambia County, and J. Brown, an Engle progeny case

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

against R.J. Reynolds in Broward County. More recently, the Eleventh Circuit’s ruling on Florida state law has been superseded by the Florida Supreme Court’s decision in Douglas, discussed below.

Following Martin and J. Brown, in the Waggoner case, the U.S. District Court for the Middle District of Florida (Jacksonville) ruled in December 2011 that application of the Engle findings to establish the wrongful conduct elements of plaintiffs’ claims consistent with Martin or J. Brown did not violate defendants’ due process rights.  The court ruled, however, that plaintiffs must establish legal causation to establish liability.  PM USA and the other defendants sought appellate review of the due process ruling. In February 2012, the district court denied the motion for interlocutory appeal, but did apply the ruling to all active pending federal Engle progeny cases. As a result, the ruling can be appealed after an adverse verdict or in a cross-appeal. The ruling has been appealed by R.J. Reynolds in the Walker and Duke cases pending before the Eleventh Circuit. The court consolidated the two cases and scheduled oral argument for July 31, 2013.

Most of the Engle progeny cases pending against PM USA in the U.S. District Court for the Middle District of Florida (Jacksonville) asserting individual claims by or on behalf of approximately 1,250 plaintiffs remain stayed. There are currently 14 active cases pending in federal court. In January 2013, the U.S. District Court for the Middle District of Florida ordered the parties to negotiate an aggregate settlement mediation of all pending cases. In February 2013, defendants filed a motion for reconsideration by the District Court of the January 2013 order. In March 2013, the District Court issued a new order removing certain requirements of the January 2013 order. In April 2013, the mediators reported to the district court that the cases have not been resolved nor have the parties agreed to a mechanism for settlement.

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

No federal court has yet addressed the constitutionality of the bond cap statute or the applicability of the bond cap to Engle progeny cases tried in federal court. However, in April 2013, PM USA, R.J. Reynolds and Lorillard Tobacco Company (“Lorillard”) filed a motion in the U.S. District Court for the Middle District of Florida to have the court apply the Florida bond cap statute to all federal Engle progeny cases.

Engle Progeny Trial Results

As of July 22, 2013, 44 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Twenty-three verdicts were returned in favor of plaintiffs. For a further discussion of these cases, see the verdict charts below.

Twenty-one verdicts were returned in favor of PM USA (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Russo (formerly Frazier), C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious, Szymanski, Gollihue, McCray, Denton, Hancock, Wilder, D. Cohen, LaMotte and J. Campbell). While the juries in the Weingart and Hancock cases returned verdicts against PM USA awarding no damages, the trial court in each case granted an additur. In the Russo case (formerly Frazier), the Florida Third District Court of Appeal reversed the judgment in defendants’ favor in April 2012 and remanded the case for a new trial. Defendants are seeking review of the case in the Florida Supreme Court. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of July 22, 2013.

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

The charts below list the verdicts and post-trial developments in the Engle progeny cases that were pending during 2012 or 2013 in which verdicts were returned in favor of plaintiffs (including Weingart and Hancock, where the verdicts originally were returned in favor of PM USA).

Currently-Pending Cases
___________________________________________________________________________________________________
Plaintiff: Skolnick
Date:    June 2013

Verdict:
On June 14, 2013, a Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded plaintiff $2,555,000 in compensatory damages and allocated 30% of the fault to each defendant (an amount of $766,500).

Post-Trial Developments:
On June 24, 2013, defendants filed post-trial motions including a motion to set aside the verdict and a motion for a new trial.
____________________________________________________________________________________________________
Plaintiff: Starr-Blundell
Date:    June 2013

Verdict:
On June 4, 2013, a Duval County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded plaintiff $500,000 in compensatory damages and allocated 10% of the fault to each defendant (an amount of $50,000).

Post-Trial Developments:
On June 12, 2013, the defendants filed a motion to set aside the verdict and to enter judgment in accordance with their motion for directed verdict, or in the alternative, for a new trial.
____________________________________________________________________________________________________
Plaintiff: Ruffo
Date:    May 2013

Verdict:
On May 9, 2013, a Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA and Lorillard. The jury awarded plaintiff $1,500,000 in compensatory damages and allocated 12% of the fault to PM USA (an amount of $180,000).

Post-Trial Developments:
On May 20, 2013, defendants filed several post-trial motions, including motions for a new trial and to set aside the verdict.
____________________________________________________________________________________________________
Plaintiff: Graham
Date:    May 2013

Verdict:
On May 23, 2013, a jury in the U.S. District Court for the Middle District of Florida (Jacksonville) returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $2.75 million in compensatory damages and allocated 10% of the fault to PM USA (an amount of $275,000).

Post-Trial Developments:

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On June 25, 2013, defendants filed several post-trial motions including motions for judgment as a matter of law and for a new trial.
____________________________________________________________________________________________________
Plaintiff: Searcy
Date:    April 2013

Verdict:
In April 2013, a jury in the U.S. District Court for the Middle District of Florida (Orlando) returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $6 million in compensatory damages and $10 million in punitive damages against each defendant.

Post-Trial Developments:
In April 2013, PM USA, R.J. Reynolds and Lorillard filed a motion in the U.S. District Court for the Middle District of Florida (Orlando) to have the court apply the Florida bond cap statute to all federal Engle progeny cases and to decide such motion before PM USA posts a bond in this case. On June 5, 2013, the trial court entered final judgment declining defendants’ request to reduce the compensatory damages award by the jury’s assessment of comparative fault and imposing joint and several liability for the compensatory damages. On July 3, 2013, defendants filed various post-trial motions.
____________________________________________________________________________________________________

Plaintiff: Buchanan
Date:     December 2012

Verdict:
In December 2012, a Leon County jury returned a verdict in favor of plaintiff and against PM USA and Liggett Group LLC (“Liggett Group”). The jury awarded $5.5 million in compensatory damages and allocated 37% of the fault to each of the defendants (an amount of approximately $2 million).

Post-trial Developments:
In December 2012, defendants filed several post-trial motions, including motions for a new trial and to set aside the verdict. In March 2013, the trial court denied all motions and entered final judgment against PM USA and Liggett Group refusing to reduce the compensatory damages award by plaintiff’s comparative fault and holding PM USA and Liggett Group jointly and severally liable for $5.5 million. In April 2013, defendants filed a notice of appeal to the Florida First District Court of Appeal and PM USA posted a bond in the amount of $2.5 million.
____________________________________________________________________________________________________
Plaintiff: Lock
Date:     October 2012

Verdict:
A Pinellas County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $1.15 million in compensatory damages and allocated 9% of the fault to each of the defendants (an amount of $103,500).

Post-trial Developments:
In November 2012, defendants filed several post-trial motions, including motions for a new trial, to set aside the verdict and to reduce the damages award by the amount of economic damages paid by third parties. In January 2013, the trial court orally denied all post-trial motions. In February 2013, the trial court entered final judgment. PM USA’s portion of the damages was $103,500. On March 21, 2013, defendants filed a notice of appeal to the Florida Second District Court of Appeal. In March 2013, PM USA posted bonds in the amount of $103,500.
____________________________________________________________________________________________________
Plaintiff: Hancock
Date:     August 2012

Verdict:
A Broward County jury returned a verdict in the amount of zero damages and allocated 5% of the fault to each of the defendants (PM USA and R.J. Reynolds). The trial court granted an additur of $110,000, which is subject to the jury’s comparative fault finding.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Post-trial Developments:
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
____________________________________________________________________________________________________
Plaintiff: Calloway
Date:     May 2012

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds, Lorillard and Liggett Group. The jury awarded approximately $21 million in compensatory damages and allocated 25% of the fault against PM USA, but the trial court ruled that it will not apply the comparative fault allocations because the jury found against each defendant on the intentional tort claims. The jury also awarded approximately $17 million in punitive damages against PM USA, approximately $17 million in punitive damages against R.J. Reynolds, approximately $13 million in punitive damages against Lorillard and approximately $8 million in punitive damages against Liggett Group.

Post-trial Developments:
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
____________________________________________________________________________________________________
Plaintiff: Hallgren
Date:     January 2012

Verdict:
A Highland County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded approximately $2 million in compensatory damages and allocated 25% of the fault to PM USA (an amount of approximately $500,000). The jury also awarded $750,000 in punitive damages against each of the defendants.

Post-trial Developments:
The trial court entered final judgment in March 2012. In April 2012, PM USA posted a bond in an amount of approximately $1.25 million. In May 2012, defendants filed a notice of appeal to the Florida Second District Court of Appeal. The Court of Appeal heard the case on June 4, 2013.
____________________________________________________________________________________________________
Plaintiff: Allen
Date:     April 2011

Verdict:
A Duval County jury returned a verdict in favor of plaintiffs and against PM USA and R.J. Reynolds. The jury awarded a total of $6 million in compensatory damages and allocated 15% of the fault to PM USA (an amount of $900,000). The jury also awarded $17 million in punitive damages against each of the defendants.

Post-trial Developments:
In May 2011, the trial court entered final judgment. In October 2011, the trial court granted defendants’ motion for remittitur, reducing the punitive damages award against PM USA to $2.7 million, and denied defendants’ remaining post-trial motions. PM USA filed a notice of appeal to the Florida First District Court of Appeal and posted a bond in the amount of $1.25 million in November 2011. On May 10, 2013, the First District Court of Appeal reversed and remanded the case for a new trial on the basis that the trial court erred in failing to submit the question of addiction causation to the jury. On June 12, 2013, the plaintiff filed a motion for rehearing or rehearing en banc, which the First District Court of Appeal denied on July 12, 2013.
____________________________________________________________________________________________________
Plaintiff: Tullo

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date:     April 2011

Verdict:
A Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA, Lorillard and Liggett Group. The jury awarded a total of $4.5 million in compensatory damages and allocated 45% of the fault to PM USA (an amount of $2,025,000).

Post-trial Developments:
In April 2011, the trial court entered final judgment. In July 2011, PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and posted a $2 million bond. The Court of Appeal heard the case on June 19, 2013.
____________________________________________________________________________________________________
Plaintiff: Hatziyannakis
Date:     February 2011

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA.  The jury awarded approximately $270,000 in compensatory damages and allocated 32% of the fault to PM USA (an amount of approximately $86,000).

Post-trial Developments:
In April 2011, the trial court denied PM USA’s post-trial motions for a new trial and to set aside the verdict. In June 2011, PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and posted an $86,000 appeal bond. In January 2013, the Fourth District affirmed per curiam the trial court’s decision without issuing an opinion. In January 2013, PM USA filed a motion for a citation in order to facilitate further review of the case in the Florida Supreme Court, which was denied. In March 2013, the Fourth District denied PM USA’s various motions for post-decision relief. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $174,000 for the judgment plus interest and associated costs.
____________________________________________________________________________________________________
Plaintiff: Kayton (formerly Tate)
Date:     July 2010

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded $8 million in compensatory damages and allocated 64% of the fault to PM USA (an amount of approximately $5.1 million). The jury also awarded approximately $16.2 million in punitive damages against PM USA.

Post-trial Developments:
In August 2010, the trial court entered final judgment, and PM USA filed its notice of appeal and posted a $5 million appeal bond. In November 2012, the Florida Fourth District Court of Appeal reversed the punitive damages award and remanded the case for a new trial on plaintiff’s conspiracy claim. Upon retrial, if the jury finds in plaintiff’s favor on that claim, the original $16.2 million punitive damages award will be reinstated. PM USA filed a motion for rehearing, which was denied in January 2013. In January 2013, plaintiff and defendant each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. PM USA filed a motion to stay the mandate, which was denied in March 2013. The Fourth District issued its mandate in April 2013. In June 2013, plaintiff moved to consolidate with Hess and R. Cohen, which PM USA does not oppose.
____________________________________________________________________________________________________
Plaintiff: Putney
Date:     April 2010

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded approximately $15.1 million in compensatory damages and allocated 15% of the fault to PM USA (an amount of approximately $2.3 million). The jury also awarded $2.5 million in punitive damages against PM USA.

Post-trial Developments:
In August 2010, the trial court entered final judgment. PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and posted a $1.6 million appeal bond. On June 12, 2013, the Fourth District Court of Appeal reversed

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

and remanded the case for further proceedings, holding that the trial court erred in (1) not reducing the compensatory damage award as excessive and (2) not allowing the defendants to present the statute-of-repose defense to the plaintiff’s conspiracy claim that resulted in the $2.5 million punitive damages award. On July 15, 2013, plaintiff filed a motion for rehearing.
____________________________________________________________________________________________________
Plaintiff: R. Cohen
Date:     March 2010

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $10 million in compensatory damages and allocated 33 1/3% of the fault to PM USA (an amount of approximately $3.3 million). The jury also awarded a total of $20 million in punitive damages, assessing separate $10 million awards against each defendant.

Post-trial Developments:
In July 2010, the trial court entered final judgment and, in August 2010, PM USA filed its notice of appeal. In October 2010, PM USA posted a $2.5 million appeal bond. In September 2012, the Florida Fourth District Court of Appeal affirmed the compensatory damages award but reversed and remanded the punitive damages verdict. The Fourth District returned the case to the trial court for a new jury trial on plaintiff’s fraudulent concealment claim. If the jury finds in plaintiff’s favor on that claim, the $10 million punitive damages award against each defendant will be reinstated. In January 2013, plaintiff and defendants each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In February 2013, the Fourth District granted defendants’ motion to stay the mandate. In March 2013, plaintiff filed a motion for review of the stay order with the Florida Supreme Court, which was denied in April 2013. In June 2013, plaintiff moved to consolidate with Hess and Kayton, which defendants do not oppose.
____________________________________________________________________________________________________
Plaintiff: Douglas
Date:     March 2010

Verdict:
A Hillsborough County jury returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded $5 million in compensatory damages. Punitive damages were dismissed prior to trial. The jury allocated 18% of the fault to PM USA, resulting in an award of $900,000.

Post-trial Developments:
In June 2010, PM USA filed its notice of appeal and posted a $900,000 appeal bond. In March 2012, the Florida Second District Court of Appeal issued a decision affirming the judgment and upholding the use of the Engle jury findings but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants’ federal due process rights. In April 2012, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In May 2012, the Florida Supreme Court accepted jurisdiction of the case. In March 2013, the Florida Supreme Court affirmed the final judgment entered in favor of the plaintiff and issued its mandate in April 2013. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $2.2 million for the judgment plus interest and associated costs. On May 30, 2013, PM USA filed a motion seeking a 60-day extension on its petition for writ of certiorari to the United States Supreme Court, which was granted on the same day. PM USA’s petition for writ of certiorari is currently due on August 11, 2013.
____________________________________________________________________________________________________
Plaintiff: Naugle
Date:     November 2009

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded approximately $56.6 million in compensatory damages and $244 million in punitive damages. The jury allocated 90% of the fault to PM USA.

Post-trial Developments:
In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages. In April 2010, PM USA filed its notice of appeal and posted a $5 million appeal bond. In August 2010, upon the motion of PM USA, the trial court entered an amended final

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

judgment of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages to correct a clerical error. In June 2012, the Fourth District Court of Appeal affirmed the amended final judgment. In July 2012, PM USA filed a motion for rehearing. In December 2012, the Fourth District withdrew its prior decision, reversed the verdict as to compensatory and punitive damages and returned the case to the trial court for a new trial on the question of damages. In December 2012, plaintiff filed a motion for rehearing en banc or for certification to the Florida Supreme Court, which was denied in January 2013. In February 2013, plaintiff and PM USA each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. PM USA filed a motion to stay the mandate, which was denied in February 2013. The Fourth District issued its mandate in March 2013. On May 17, 2013, the Florida Supreme Court consolidated the parties’ petitions and ordered PM USA to show cause as to why the Florida Supreme Court’s decision in Douglas is not controlling in this case. PM USA filed its response to the order on June 3, 2013.
____________________________________________________________________________________________________
Plaintiff: Barbanell
Date:     August 2009

Verdict:
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

Post-trial Developments:
A notice of appeal was filed by PM USA in September 2009, and PM USA posted a $1.95 million appeal bond. In February 2012, the Florida Fourth District Court of Appeal reversed the judgment, holding that the statute of limitations barred plaintiff’s claims. In October 2012, on motion for rehearing, the Fourth District withdrew its prior decision and affirmed the trial court’s judgment. In November 2012, PM USA filed a notice to invoke the jurisdiction of the Florida Supreme Court. In December 2012, the Florida Supreme Court granted a partial stay pending its disposition of the J. Brown case against R.J. Reynolds and the Fourth District issued its mandate. On April 30, 2013, the Florida Supreme Court ordered PM USA to show cause as to why the Florida Supreme Court’s decision in Douglas is not controlling in this case. On May 15, 2013, defendants submitted their response arguing that the statute of limitations is not controlled by Douglas, and, on May 28, 2013, plaintiff submitted a response arguing the appeal should be dismissed.
____________________________________________________________________________________________________
Plaintiff: Hess
Date:     February 2009

Verdict:
A Broward County jury found in favor of plaintiff and against PM USA. The jury awarded $3 million in compensatory damages and $5 million in punitive damages. In June 2009, the trial court entered final judgment and awarded plaintiff $1.26 million in actual damages and $5 million in punitive damages. The judgment reduced the jury’s $3 million award of compensatory damages due to the jury allocating 42% of the fault to PM USA.

Post-trial Developments:
PM USA noticed an appeal to the Fourth District Court of Appeal in July 2009. In May 2012, the Fourth District reversed and vacated the punitive damages award and affirmed the judgment in all other respects, upholding the compensatory damages award of $1.26 million. In June 2012, both parties filed rehearing motions with the Fourth District, which were denied in September 2012. In October 2012, PM USA and plaintiff filed notices to invoke the Florida Supreme Court’s discretionary jurisdiction. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $3.2 million for the judgment plus interest and associated costs. On June 3, 2013, the Florida Supreme Court accepted jurisdiction of plaintiff’s petition for review, but declined to accept jurisdiction of PM USA’s petition. In June 2013, plaintiff moved to consolidate with R. Cohen and Kayton, which PM USA does not oppose.
____________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Concluded Cases
____________________________________________________________________________________________________
Plaintiff: Giddens
Date:    March 2013

Verdict:
In March 2013, a jury in the U.S. District Court for the Middle District of Florida (Fort Myers) returned a verdict in favor of plaintiff and against PM USA. The jury awarded approximately $80,000 in compensatory damages and allocated 7% of the fault to PM USA (an amount of $5,600).

Post-trial Developments:
In March 2013, the U.S. District Court for the Middle District of Florida (Fort Myers) entered its final judgment against PM USA in the amount of $5,600, plus post-judgment interest. In April 2013, the parties entered into an agreement not to pursue any appeal or cost claims and PM USA will not be required to satisfy the judgment.
____________________________________________________________________________________________________
Plaintiff: Weingart
Date:     July 2011

Verdict:
A Palm Beach County jury returned a verdict in the amount of zero damages and allocated 3% of the fault to each of the defendants (PM USA, R.J. Reynolds and Lorillard).

Post-trial Developments:
In September 2011, the trial court, on plaintiff’s motion, concluded that an additur of $150,000 is required for plaintiff’s pain and suffering. The trial court entered final judgment and, since PM USA was allocated 3% of the fault, its portion of the damages was $4,500. In October 2011, PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal. In February 2013, the Florida Fourth District Court of Appeal affirmed per curiam the trial court’s decision. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $50,000 for the judgment plus interest and associated costs. On June 10, 2013, PM USA paid an amount of approximately $50,000 in satisfaction of the judgment and associated costs.
____________________________________________________________________________________________________
Plaintiff: Huish
Date:     February 2011

Verdict:
An Alachua County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded $750,000 in compensatory damages and allocated 25% of the fault to PM USA (an amount of $187,500). The jury also awarded $1.5 million in punitive damages against PM USA.

Post-trial Developments:
In March 2012, the Florida First District Court of Appeal affirmed per curiam the trial court’s decision without issuing an opinion. In the second quarter of 2012, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $2.5 million. In July 2012, PM USA paid an amount of $2.5 million in satisfaction of the judgment and associated costs.
____________________________________________________________________________________________________
Plaintiff: Piendle
Date:     August 2010

Verdict:
A Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $4 million in compensatory damages and allocated 27.5% of the fault to PM USA (an amount of approximately $1.1 million). The jury also awarded $90,000 in punitive damages against PM USA.

Post-trial Developments:
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
____________________________________________________________________________________________________
Plaintiff: F. Campbell
Date:     August 2009

Verdict:
An Escambia County jury returned a verdict in favor of plaintiff and against R.J. Reynolds, PM USA and Liggett Group. The jury awarded $7.8 million in compensatory damages. In September 2009, the trial court entered final judgment and awarded plaintiff $156,000 in damages against PM USA due to the jury allocating only 2% of the fault to PM USA.

Post-trial Developments:
In March 2011, the Florida First District Court of Appeal affirmed per curiam the trial court’s decision without issuing an opinion. In May 2012, PM USA paid an amount of approximately $262,000 in satisfaction of the judgment and associated costs and interest.
____________________________________________________________________________________________________

Appeals of Engle Progeny Verdicts

Plaintiffs in various Engle progeny cases have appealed adverse rulings or verdicts, and in some cases, PM USA has cross-appealed. PM USA’s appeals of adverse verdicts are discussed in the charts above.

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

In Douglas, in March 2012, the Florida Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings with respect to strict liability claims but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants’ federal due process rights. In March 2013, the Florida Supreme Court affirmed the final judgment entered in favor of plaintiff, upholding the use of the Engle jury findings with respect to strict liability and negligence claims. PM USA’s petition for writ of certiorari is currently due on August 11, 2013.

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

As of July 22, 2013, PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

Other Medical Monitoring Class Actions

In addition to the Scott class action discussed above, two purported medical monitoring class actions are pending against PM USA. These two cases were brought in New York (Caronia, filed in January 2006 in the U.S. District Court for the Eastern District of New York) and Massachusetts (Donovan, filed in December 2006 in the U.S. District Court for the District of Massachusetts) on behalf of each state’s respective residents who: are age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT Scanning in order to identify and diagnose lung cancer. Plaintiffs in these cases do not seek punitive damages. Two other cases (California (Xavier) and Florida (Gargano)) were dismissed in 2011.

In Caronia, in February 2010, the district court granted in part PM USA’s summary judgment motion, dismissing plaintiffs’ strict liability and negligence claims and certain other claims, granted plaintiffs leave to amend their complaint to allege a medical monitoring cause of action and requested further briefing on PM USA’s summary judgment motion as

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

to plaintiffs’ implied warranty claim and, if plaintiffs amend their complaint, their medical monitoring claim. In March 2010, plaintiffs filed their amended complaint and PM USA moved to dismiss the implied warranty and medical monitoring claims. In January 2011, the district court granted PM USA’s motion, dismissed plaintiffs’ claims and declared plaintiffs’ motion for class certification moot in light of the dismissal of the case. The plaintiffs have appealed that decision to the U.S. Court of Appeals for the Second Circuit. On May 1, 2013, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal of plaintiffs’ traditional negligence, strict liability and breach-of-warranty claims on the grounds of statute of limitations and the widespread knowledge regarding the risks of cigarette smoking, but certified to the New York State Court of Appeals the following questions: (1) whether New York would recognize an independent claim for medical monitoring, (2) what would be the elements of such a claim, and (3) what would be the statute of limitations applicable to such a claim and when would it be triggered. On May 30, 2013, the questions were accepted by the New York State Court of Appeals. Oral argument is scheduled for November 13, 2013.

In Donovan, the Supreme Judicial Court of Massachusetts, in answering questions certified to it by the district court, held in October 2009 that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The court also ruled that whether or not the case is barred by the applicable statute of limitations is a factual issue to be determined by the trial court. The case was remanded to federal court for further proceedings. In June 2010, the district court granted in part the plaintiffs’ motion for class certification, certifying the class as to plaintiffs’ claims for breach of implied warranty and violation of the Massachusetts Consumer Protection Act, but denying certification as to plaintiffs’ negligence claim. In July 2010, PM USA petitioned the U.S. Court of Appeals for the First Circuit for appellate review of the class certification decision. The petition was denied in September 2010. As a remedy, plaintiffs have proposed a 28-year medical monitoring program with an approximate cost of $190 million. In June 2011, plaintiffs filed various motions for summary judgment and to strike affirmative defenses, which the district court denied in March 2012 without prejudice. In October 2011, PM USA filed a motion for class decertification, which motion was denied in March 2012. In February 2013, the district court amended the class definition to extend to individuals who satisfy the class membership criteria through February 26, 2013, and to exclude any individual who was not a Massachusetts resident as of February 26, 2013. A trial date has not been set.

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

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA and Altria Group, Inc., in Israel (dismissed), the Marshall Islands (dismissed) and Canada (9), and other entities have stated that they are considering filing such actions.

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

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the Master Settlement Agreement with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims (“MSA”). PM USA and certain other United States tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended June 30, 2013 and 2012, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

of 2004 (“FETRA”) was approximately $1.2 billion and $1.3 billion, respectively. For the six months ended June 30, 2013 and 2012, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and FETRA was approximately $1.8 billion and $2.4 billion, respectively. The 2013 amounts include credits of $519 million and $36 million for the six and three months ended June 30, 2013, respectively, related to the NPM Adjustment discussed below.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.
Possible Adjustments in MSA Payments for 2003 - 2012
Pursuant to the provisions of the MSA, domestic tobacco product manufacturers, including PM USA, who are original signatories to the MSA (the “Original Participating Manufacturers” or “OPMs”) are participating in proceedings with respect to claims for downward adjustments to the amounts paid by the OPMs and the other MSA-participating manufacturers to the states and territories that are parties to the MSA for each of the years 2003 - 2012. The proceedings relate to an NPM Adjustment based on the collective loss of market share for the relevant year by all participating manufacturers who are subject to the payment obligations and marketing restrictions of the MSA to non-participating manufacturers (“NPMs”) who are not subject to such obligations and restrictions.
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PM USA, the other OPMs and approximately 25 other MSA-participating manufacturers have entered into an agreement regarding arbitration with 45 MSA states and territories concerning the 2003 NPM Adjustment, including the states’ claims of diligent enforcement for 2003. The agreement further provides for a partial liability reduction for the 2003 NPM Adjustment for states that entered into the agreement by January 30, 2009 and are determined in the arbitration not to have diligently enforced a qualifying escrow statute during 2003. Based on the number of states that entered into the agreement by January 30, 2009 (45), the partial liability reduction for those states is 20%. The partial liability reduction would reduce the amount of PM USA’s 2003 NPM Adjustment by up to a corresponding percentage. The selection of the arbitration panel for the 2003 NPM Adjustment was completed in July 2010. Following the completion of discovery, the participating manufacturers determined to continue to contest the 2003 diligent enforcement claims of 33 states, the District of Columbia and Puerto Rico and to no longer contest such claims by 12 states and four U.S. territories (the “non-contested states”). As a result, the non-contested states will not be subject to the 2003 NPM Adjustment. The non-contested states’ share of any such NPM Adjustment, along with the shares of any states found by the arbitration panel to have diligently enforced during 2003, will be reallocated in accordance with the MSA to those states, if any, found by the panel not to have diligently enforced during 2003. Hearings on the states’ claims of diligent enforcement for 2003 concluded in May 2013, but the arbitration panel has not yet issued its decisions regarding those claims. Proceedings to determine state diligent enforcement claims for the years 2004 - 2012 have not yet been scheduled. PM USA believes that the MSA requires state claims of diligent enforcement for 2004 - 2012 to be determined in a national arbitration, although a number of states have reserved rights to contend that such claims for those years are to be determined either in separate arbitrations for each state or in state court on a state-by-state basis. No assurance can be given as to if and when diligent enforcement proceedings for the years 2004 - 2012 will be scheduled or the precise form those proceedings will take.

Once a significant factor determination in favor of the participating manufacturers for a particular year has been made by an economic consulting firm, or the states’ agreement not to contest significant factor for a particular year has become effective, PM USA has the right under the MSA to pay the disputed amount of the NPM Adjustment for that year into a disputed payments account (“DPA”) or withhold it altogether. PM USA has made its full MSA payment due in each year from 2006 - 2010 to the states (subject to a right to recoup the NPM Adjustment amount in the form of a credit against future MSA payments), even though it had the right to deduct the disputed amounts of the 2003 - 2007 NPM Adjustments, as described above, from such MSA payments. PM USA paid its share of the amount of the disputed 2008, 2009 and 2010 NPM Adjustments shown below into the DPA in connection with its MSA payments due in 2011, 2012 and 2013, respectively. The approximate maximum principal amounts of PM USA’s share of the disputed NPM Adjustment for the years 2003 - 2012, as currently calculated by the MSA’s Independent Auditor, are as follows (the amounts shown below do not include the interest or earnings thereon to which PM USA believes it would be entitled in the manner provided in the MSA, do not reflect the partial liability reduction for the 2003 NPM Adjustment pursuant to the arbitration agreement described above and do not reflect any reduction in light of the Term Sheet described below):

Year for which NPM Adjustment calculated	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012

Year in which deduction for NPM Adjustment may be taken	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015

PM USA’s Approximate Share of Disputed NPM Adjustment (in millions)	$337	$388	$181	$154	$185	$250	$205	$203	$159	$199

Effective December 17, 2012, PM USA, the other OPMs and certain other participating manufacturers entered into a term sheet (the “Term Sheet”) with 17 MSA states, the District of Columbia and Puerto Rico for settlement of the 2003 - 2012 NPM Adjustments with those states and territories. An additional MSA state joined the Term Sheet on April 12, 2013 (prior to the date of PM USA’s April 2013 MSA payment), and two more MSA states joined the Term Sheet on May 24, 2013 (after the date of PM USA’s April 2013 MSA payment) (all states that have joined the Term Sheet are referred to collectively as the “signatory states”).

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On March 12, 2013, the arbitration panel in the pending NPM Adjustment arbitration issued a stipulated partial settlement and award (the “Stipulated Award”) permitting the Term Sheet to proceed. Following the issuance of the Stipulated Award, 14 of the states that have not joined the Term Sheet (“non-signatory states”) have filed motions in their state MSA courts to vacate and/or modify portions or all of the Stipulated Award. Two of these states, Colorado and Ohio, also sought preliminary injunctive relief with respect to the Stipulated Award. The Colorado and Ohio motions for a preliminary injunction were both denied in April 2013, prior to the date of PM USA’s April 2013 MSA payment. Additional non-signatory states may also take action in state court to vacate or modify the Stipulated Award, although PM USA believes that the statutory deadline for the filing of such motions has now passed. No assurance can be given that this litigation or any other such attempts by other non-signatory states will be resolved in a manner favorable to PM USA, nor can PM USA predict the remedy that might be ordered if any such litigation were to be resolved unfavorably to PM USA. PM USA continues to reserve all rights regarding the NPM Adjustments with respect to the non-signatory states.

The Term Sheet provides for the OPMs to receive reductions to their MSA payments in an amount equal to 46% of the signatory states’ aggregate allocable share of the OPMs’ aggregate 2003 - 2012 NPM Adjustments. The OPMs have agreed that, subject to certain conditions, PM USA will receive approximately 28% of such reductions (which is the maximum percentage allocation of the total 2003 - 2012 NPM Adjustments to which PM USA was entitled under the MSA); R.J. Reynolds will receive approximately 60% of such reductions; and Lorillard will receive approximately 12% of such reductions. Based on the identity of the signatory states that had joined the Term Sheet prior to the date of the April 2013 MSA payment, the reduction in PM USA’s MSA payment obligation was approximately $483 million.

PM USA received all of its approximately $483 million reduction with respect to the signatory states that had joined the Term Sheet prior to the date of the April 2013 MSA payment through a credit against such MSA payment. PM USA expects to receive an additional credit of $36 million to be applied to its MSA payment obligation in April 2014 as a result of the two additional states joining the Term Sheet after the date of the 2013 MSA payment. R.J. Reynolds and Lorillard are expected to receive their respective reductions over a five-year period. PM USA recorded the $483 million that it received as a credit against its April 2013 MSA payment as a reduction to cost of sales that increased its reported pre-tax earnings in the first quarter of 2013 and recorded the additional $36 million credit that it expects to receive as a reduction to cost of sales that increased its reported pre-tax earnings in the second quarter of 2013.

As part of the settlement, each of the signatory states that joined the Term Sheet prior to the date of the April 2013 MSA payment is to receive its portion of over $4.7 billion from the DPA. In this context, PM USA authorized release to such signatory states of their allocable share of the $658 million that PM USA has paid into the DPA (plus the accumulated earnings thereon), which amounted to approximately $272 million. In addition, PM USA expects to authorize the release of additional funds from the DPA to the two signatory states that joined the Term Sheet after the date of the April 2013 MSA payment in an amount of approximately $22 million. Furthermore, PM USA will deposit the signatory states’ allocable share of the 2011 - 2012 NPM Adjustments into the DPA in connection with its April 2014 - 2015 MSA payments and then, following such deposit, authorize the release of such share to the signatory states as provided in the Stipulated Award.

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

PM USA intends to continue to pursue vigorously the disputed NPM Adjustments for 2003 - 2012 against the non-signatory states through the arbitration proceedings described above. The amounts of the NPM Adjustments for 2003 - 2012 set forth in the table above will be reduced in light of the Term Sheet to determine the maximum amount of such adjustments potentially available from the non-signatory states. As part of the Stipulated Award, the arbitration panel ruled that the 2003 NPM Adjustment claim is to be reduced pro rata by the aggregate allocable share of the signatory states (currently approximately 46%) to determine the maximum amount of the 2003 NPM Adjustment potentially available from the non-signatory states, although a non-signatory state may seek a more favorable reduction method as to it through review in its state court. (The amount of the 2003 NPM Adjustment allocated to any non-signatory state found not to be diligent for that year and that is a party to the agreement regarding arbitration described above will also be reduced by the partial liability reduction under such agreement.) The Stipulated Award did not specify the reduction method applicable to the 2004 - 2012 NPM Adjustment claims. Many of the state court actions to vacate and/or modify the Stipulated Award brought by the non-signatory states described above seek relief with respect to the pro rata reduction method.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The amounts in the table above may be recalculated by the MSA’s Independent Auditor if it receives information that is different from or in addition to the information on which it based these calculations, including, among other things, if it receives revised sales volumes from any participating manufacturer. Disputes among the manufacturers could also reduce the foregoing amounts. The availability and the precise amount of any NPM Adjustment for 2003 - 2012 obtained through such proceedings (as opposed to the Term Sheet) will not be finally determined until later in 2013 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers would ultimately receive any adjustment from the non-signatory states as a result of these proceedings, and the amount of any adjustment received for a year could be less than the amount for that year listed above (even as reduced in light of the Term Sheet). If the OPMs do receive such an adjustment through these proceedings (apart from the Term Sheet), the adjustment amount would be allocated among the OPMs pursuant to the MSA’s provisions. It is expected that PM USA would receive its share of any adjustments for 2003 - 2007 likely in the form of a credit against future MSA payments and its share of any adjustment for 2008 - 2010 in the form of a withdrawal from the DPA.

Other Disputes Related to MSA Payments

In addition to the disputed NPM Adjustments described above, MSA states and participating manufacturers, including PM USA, conducted another arbitration to resolve certain other disputes related to the calculation of the participating manufacturers’ payments under the MSA. PM USA disputed the method by which ounces of “roll your own” tobacco had been converted to cigarettes for purposes of calculating the downward volume adjustments to its MSA payments. PM USA believed that, for the years 2004 − 2012, the use of an incorrect conversion method resulted in excess MSA payments by PM USA in those years of approximately $92 million in the aggregate. In February 2013, the arbitration panel issued a ruling in favor of the MSA states. Consequently, PM USA will not receive any credit against its future MSA payments on account of this dispute. This same arbitration panel also issued a ruling in the dispute over whether the “adjusted gross” or the “net” number of cigarettes on which federal excise tax is paid is the correct methodology for calculating MSA payments due from certain subsequent participating manufacturers. It is unclear precisely which past and future MSA payments may be affected by this ruling. PM USA also does not currently have access to the data that would be necessary to determine the magnitude and the direction of such effects, if any.

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

The court did not impose monetary penalties on defendants, but ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “light” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure on defendants’ public document websites and in the Minnesota document repository of all documents produced to the government in the lawsuit or produced in any future court or administrative action concerning smoking and health until 2021, with certain additional requirements as to documents withheld from production under a claim of privilege or confidentiality; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedule as defendants now follow in disclosing such data to the Federal Trade Commission (“FTC”) for a period of 10 years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette businesses within the United States; and (ix) payment of the government’s costs in bringing the action.

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

In February 2011, the government submitted its proposed corrective statements and the trial court referred issues relating to a document repository to a special master. Defendants filed a response to the government’s proposed corrective statements and filed a motion to vacate the trial court’s injunction in light of the FSPTCA, which motion was denied in June 2011. Defendants appealed the trial court’s ruling to the U.S. Court of Appeals for the District of Columbia Circuit. In July 2012, the Court of Appeals affirmed the district court’s denial of defendants’ motion to vacate the district court’s injunction.

Remaining issues pending include: (i) the specifics relating to the court-ordered corrective statements and (ii) the requirements related to point-of-sale signage. In November 2012, the district court issued its order specifying the content of the corrective statements described above. The district court’s order requires that the parties engage in negotiations with the special master regarding implementation of the corrective statements remedy, which negotiations are ongoing. Unresolved issues will be decided by the special master and the court. In January 2013, defendants filed a notice of appeal from the order on the content of the corrective statements and a motion to hold the appeal in abeyance. In February 2013, the U.S. Court of Appeals granted defendants’ motion to hold their appeal in abeyance.

In December 2011, the parties to the lawsuit entered into an agreement as to the issues concerning the document repository. Pursuant to this agreement, PM USA agreed to deposit an amount of approximately $3.1 million into the district court in installments over a five-year period.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of July 22, 2013, a total of 15 such cases are pending in the United States. Three of these cases are pending in U.S. federal courts as discussed below. The other cases are pending in various U.S. state courts. In addition, a purported “Lights” class action is pending against PM USA in Israel (El-Roy).

In El-Roy, hearings on plaintiffs’ motion for class certification were held in November and December 2008, and an additional hearing on class certification was held in November 2011. In November 2012, the trial court denied the plaintiffs’ motion for class certification and ordered the plaintiffs to pay defendants approximately $100,000 in attorney fees. Plaintiffs in that case have noticed an appeal. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

Federal Multidistrict Proceeding and Subsequent Developments

Since the December 2008 United States Supreme Court decision in Good, and through July 22, 2013, 26 purported “Lights” class actions were served upon PM USA and, in certain cases, Altria Group, Inc. These cases were filed in 15 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA and were transferred and consolidated by the Judicial Panel on Multidistrict Litigation (“JPMDL”) before the U.S. District Court for the District of Maine for pretrial proceedings (“MDL proceeding”).

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

In Phillips, which is now pending in the U.S. District Court for the Northern District of Ohio, defendants filed in June 2012 a motion for partial judgment on the pleadings on plaintiffs’ class action consumer sales practices claims and a motion for judgment on the pleadings on plaintiffs’ state deceptive trade practices claims. In March 2013, the court

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

granted defendants’ motions, dismissing with prejudice the associated claims. In April 2013, defendants filed a motion for judgment on the pleadings on the class component of plaintiffs’ claims for fraud and unjust enrichment. If defendants’ motion is successful, the only remaining claims that could potentially be pursued on a class-wide basis would be claims for implied and express warranty. A hearing on plaintiffs’ motion for class certification currently is set for October 30, 2013.

In Cabbat, which is pending in the U.S. District Court for the District of Hawaii, plaintiffs amended their complaint in July 2012, adding a claim for unjust enrichment and dropping their claims for breach of express and implied warranty. Plaintiffs filed a motion for class certification in April 2013. The trial court scheduled a hearing on plaintiffs’ motion for July 26, 2013 and set a February 10, 2014 trial date.

In Wyatt, which is pending in the U.S. District Court for the Eastern District of Wisconsin, plaintiffs filed a motion for class certification in January 2013. The trial court scheduled a hearing on plaintiffs’ motion for August 1, 2013.

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

Several appellate courts have issued rulings that either affirmed rulings in favor of Altria Group, Inc. and/or PM USA or reversed rulings entered in favor of plaintiffs. In Florida, an intermediate appellate court overturned an order by a trial court that granted class certification in Hines. The Florida Supreme Court denied review in January 2008. The Supreme Court of Illinois has overturned a judgment that awarded damages to a certified class in the Price case. See The Price Case below for further discussion. In Louisiana, the U.S. Court of Appeals for the Fifth Circuit dismissed a purported “Lights” class action brought in Louisiana federal court (Sullivan) on the grounds that plaintiffs’ claims were preempted by the FCLAA. In New York, the U.S. Court of Appeals for the Second Circuit overturned a decision by a New York trial court in Schwab that granted plaintiffs’ motion for certification of a nationwide class of all U.S. residents that purchased cigarettes in the United States that were labeled “Light” or “Lights.” In July 2010, plaintiffs in Schwab voluntarily dismissed the case with prejudice. In Ohio, the Ohio Supreme Court overturned class certifications in the Marrone and Phillips cases. Plaintiffs voluntarily dismissed without prejudice both cases in August 2009, but refiled in federal court as the Phillips case (discussed above). The Supreme Court of Washington denied a motion for interlocutory review filed by the plaintiffs in the Davies case that sought review of an order by the trial court that refused to certify a class. Plaintiffs subsequently voluntarily dismissed the Davies case with prejudice. In August 2011, the U.S. Court of Appeals for the Seventh Circuit affirmed the Illinois federal district court’s dismissal of “Lights” claims brought against PM USA in the Cleary case. In Curtis, a certified class action, in May 2012, the Minnesota Supreme Court affirmed the trial court’s entry of summary judgment in favor of PM USA, concluding this litigation.

In Lawrence, in August 2012, the New Hampshire Supreme Court reversed the trial court’s order to certify a class and subsequently denied plaintiffs’ rehearing petition. In October 2012, the case was dismissed after plaintiffs filed a motion to dismiss the case with prejudice, concluding this litigation.

Other Developments

In Oregon (Pearson), a state court denied plaintiffs’ motion for interlocutory review of the trial court’s refusal to certify a class. In February 2007, PM USA filed a motion for summary judgment based on federal preemption and the Oregon statutory exemption. In September 2007, the district court granted PM USA’s motion based on express preemption under the FCLAA, and plaintiffs appealed this dismissal and the class certification denial to the Oregon Court of Appeals. Argument was held in April 2010. On June 19, 2013, the Oregon Court of Appeals reversed the trial court’s denial of class certification and remanded to the trial court for further consideration of class certification. On July 17, 2013, PM USA filed a petition for reconsideration with the Oregon Court of Appeals.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In December 2009, the state trial court in the Carroll (formerly known as Holmes) case (pending in Delaware) denied PM USA’s motion for summary judgment based on an exemption provision in the Delaware Consumer Fraud Act. In January 2011, the trial court allowed the plaintiffs to file an amended complaint substituting class representatives and naming Altria Group, Inc. and PMI as additional defendants. In July 2011, the parties stipulated to the dismissal without prejudice of Altria Group, Inc. and PMI. In February 2013, the trial court approved the parties’ stipulation to the dismissal without prejudice of Altria Group, Inc. and PMI. PM USA is now the sole defendant in the case.

In June 2007, the United States Supreme Court reversed the lower court rulings in the Miner (formerly known as Watson) case that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendants’ contention that the case must be tried in federal court under the “federal officer” statute. The case was removed to federal court in Arkansas and the case was transferred to the MDL proceeding discussed above. In November 2010, the district court in the MDL proceeding remanded the case to Arkansas state court. In December 2011, plaintiffs voluntarily dismissed their claims against Altria Group, Inc. without prejudice. A hearing on plaintiffs’ March 2013 class certification motion is scheduled for October 22, 2013.

The Price Case

Trial in the Price case commenced in state court in Illinois in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded $7.1 billion in compensatory damages and $3.0 billion in punitive damages against PM USA. In December 2005, the Illinois Supreme Court reversed the trial court’s judgment in favor of the plaintiffs. In November 2006, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari and, in December 2006, the Circuit Court of Madison County enforced the Illinois Supreme Court’s mandate and dismissed the case with prejudice.

In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the judgment entered by the trial court on remand from the 2005 Illinois Supreme Court decision overturning the verdict on the ground that the United States Supreme Court’s December 2008 decision in Good demonstrated that the Illinois Supreme Court’s decision was “inaccurate.” PM USA filed a motion to dismiss plaintiffs’ petition and, in February 2009, the trial court granted PM USA’s motion on the basis that the petition was not timely filed. In March 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois. In February 2011, the intermediate appellate court ruled that the petition was timely filed and reversed the trial court’s dismissal of the plaintiffs’ petition and, in September 2011, the Illinois Supreme Court declined PM USA’s petition for review. As a result, the case was returned to the trial court for proceedings on whether the court should grant the plaintiffs’ petition to reopen the prior judgment. In February 2012, plaintiffs filed an amended petition, which PM USA opposed. Subsequently, in responding to PM USA’s opposition to the amended petition, plaintiffs asked the trial court to reinstate the original judgment.  The trial court denied plaintiffs’ petition in December 2012. In January 2013, plaintiffs filed a notice of appeal with the Fifth Judicial District. In January 2013, PM USA filed a motion asking the Illinois Supreme Court to immediately exercise its jurisdiction over the appeal. In February 2013, the Illinois Supreme Court denied PM USA’s motion.

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

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in several jurisdictions. Over time, several such cases have been dismissed by the courts at the summary judgment stage. Certified class actions remain pending in California (Brown), Massachusetts (Aspinall) and Missouri (Larsen). Significant developments in these cases include:

•
Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA’s motion for summary judgment and granted plaintiffs’ motion for

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

summary judgment on the defenses of federal preemption and a state law exemption to Massachusetts’ consumer protection statute. On motion of the parties, the trial court subsequently reported its decision to deny summary judgment to the appeals court for review and stayed further proceedings pending completion of the appellate review. In December 2008, subsequent to the United States Supreme Court’s decision in Good, the Massachusetts Supreme Judicial Court issued an order requesting that the parties advise the court within 30 days whether the Good decision is dispositive of federal preemption issues pending on appeal. In January 2009, PM USA notified the Massachusetts Supreme Judicial Court that Good is dispositive of the federal preemption issues on appeal, but requested further briefing on the state law statutory exemption issue. In March 2009, the Massachusetts Supreme Judicial Court affirmed the order denying summary judgment to PM USA and granting the plaintiffs’ cross-motion. In January 2010, plaintiffs moved for partial summary judgment as to liability claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). In March 2012, the trial court denied plaintiffs’ motion. In February 2013, the trial court, upon agreement of the parties, dismissed without prejudice plaintiffs’ claims against Altria Group, Inc. PM USA is now the sole defendant in the case.

•
Brown: In June 1997, plaintiffs filed suit in California state court alleging that domestic cigarette manufacturers, including PM USA and others, violated California law regarding unfair, unlawful and fraudulent business practices.  In May 2009, the California Supreme Court reversed an earlier trial court decision that decertified the class and remanded the case to the trial court.  The class consists of individuals who, at the time they were residents of California, (i) smoked in California one or more cigarettes manufactured by PM USA that were labeled and/or advertised with the terms or phrases “light,” “medium,” “mild,” “low tar,” and/or “lowered tar and nicotine,” but not including any cigarettes labeled or advertised with the terms or phrases “ultra light” or “ultra low tar,” and (ii) who were exposed to defendant’s marketing and advertising activities in California.  Plaintiffs are seeking restitution of a portion of the costs of “light” cigarettes purchased during the class period and injunctive relief ordering corrective communications. In September 2012, at the plaintiffs’ request, the trial court dismissed all defendants except PM USA from the lawsuit.  Trial began in April 2013. On May 14, 2013 the parties redefined the class to include California residents who smoked in California one or more of defendant’s Marlboro Lights cigarettes between January 1, 1998, and April 23, 2001, and who were exposed to defendant’s marketing and advertising activities in California. On June 13, 2013, PM USA filed a motion to decertify the class. Trial concluded on July 10, 2013 and the court took the matter under consideration.

•
Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiffs’ motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995 through 2003. In June 2010, PM USA’s motion for partial summary judgment regarding plaintiffs’ request for punitive damages was denied. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). The plaintiffs’ motion was denied in December 2010. In June 2011, PM USA filed various summary judgment motions challenging the plaintiffs’ claims. In August 2011, the trial court granted PM USA’s motion for partial summary judgment, ruling that plaintiffs could not present a damages claim based on allegations that Marlboro Lights are more dangerous than Marlboro Reds. The trial court denied PM USA’s remaining summary judgment motions. Trial in the case began in September 2011 and, in October 2011 the court declared a mistrial after the jury failed to reach a verdict. The court has scheduled the new trial to begin in January 2014.

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

Ignition Propensity Cases: PM USA and Altria Group, Inc. are currently facing litigation alleging that a fire caused by cigarettes led to individuals’ deaths.  In a Kentucky case (Walker), the federal district court denied plaintiffs’ motion to

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

remand the case to state court and dismissed plaintiffs’ claims in February 2009. Plaintiffs subsequently filed a notice of appeal. In October 2011, the U.S. Court of Appeals for the Sixth Circuit reversed the portion of the district court decision that denied remand of the case to Kentucky state court and remanded the case to Kentucky state court. The Sixth Circuit did not address the merits of the district court’s dismissal order. Defendants’ petition for rehearing with the Sixth Circuit was denied in December 2011. Defendants filed a renewed motion to dismiss in state court in March 2013. Based on new evidence, on June 7, 2013, defendants removed the case for a second time to the U.S. District Court for the Western District of Kentucky and re-filed their motion to dismiss on June 13, 2013. On July 3, 2013, plaintiffs filed a motion to remand the case to Kentucky state court.

False Claims Act Case: PM USA is a defendant in a qui tam action filed in the U.S. District Court for the District of Columbia (United States ex rel. Anthony Oliver) alleging violation of the False Claims Act in connection with sales of cigarettes to the U.S. military. The relator contends that PM USA violated “most favored customer” provisions in government contracts and regulations by selling cigarettes to non-military customers in overseas markets at more favorable prices than it sold to the U.S. military exchange services for resale on overseas military bases in those same markets. The relator has dropped Altria Group, Inc. as a defendant and has dropped claims related to post-MSA price increases on cigarettes sold to the U.S. military. In July 2012, PM USA filed a motion to dismiss, which was granted on June 13, 2013, and the case was dismissed with prejudice. On July 9, 2013, the relator appealed the dismissal to the U.S. Court of Appeals for the D.C. Circuit.

Argentine Grower Cases: PM USA and Altria Group, Inc. were named as defendants in four cases (Hupan, Chalanuk, Rodriguez Da Silva and Aranda) filed in Delaware state court against multiple defendants by the parents of Argentine children born with alleged birth defects. Plaintiffs in these cases allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., an alleged subsidiary of PMI, and that they and their infant children were exposed directly and in utero to hazardous herbicides and pesticides used in the production and cultivation of tobacco. Plaintiffs seek compensatory and punitive damages against all defendants under U.S. and Argentine law. Altria Group, Inc. and PM USA are in discussions with PMI regarding indemnification for these cases pursuant to the Distribution Agreement between Altria Group, Inc. and PMI. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement. In December 2012, Altria Group, Inc. and certain other defendants were dismissed from the Hupan, Chalanuk and Rodriguez Da Silva cases. On May 1, 2013, Altria Group, Inc. and certain other defendants were dismissed from the Aranda case. The three remaining defendants in those actions are PM USA, Philip Morris Global Brands (a subsidiary of PMI) and Monsanto Company.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At June 30, 2013, subsidiaries of Altria Group, Inc. were also contingently liable for $31 million of guarantees related to their own performance, consisting primarily of surety bonds. In addition, from time to time, subsidiaries of Altria Group, Inc. issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the “Distribution Agreement”), entered into as a result of Altria Group, Inc.’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at June 30, 2013 as the fair value of this indemnification is insignificant.

As more fully discussed in Note 12. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under its senior unsecured 5-year $3.0 billion revolving credit agreement (the “Credit Agreement”) and amounts outstanding under its commercial paper program.

Redeemable Noncontrolling Interest

In September 2007, Ste. Michelle completed the acquisition of Stag’s Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which Ste. Michelle holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars, Ste. Michelle entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require Ste. Michelle to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori’s initial investment of $27 million. The put arrangement became exercisable on September 11, 2010 and has no expiration date. As of June 30, 2013, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized on the condensed consolidated balance sheet for the put arrangement.

The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because redemption is outside of the control of Ste. Michelle. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section on the condensed consolidated balance sheets at June 30, 2013 and December 31, 2012.

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

At June 30, 2013, the respective principal wholly-owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.
The following sets forth the condensed consolidating balance sheets as of June 30, 2013 and December 31, 2012, condensed consolidating statements of earnings and comprehensive earnings for the six and three months ended June 30, 2013 and 2012, and condensed consolidating statements of cash flows for the six months ended June 30, 2013 and 2012 for Altria Group, Inc., PM USA and Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the Securities and Exchange Commission (“SEC”) interpretation and application of Rule 3-10 of SEC Regulation S-X.
The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
June 30, 2013
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$2,536	$1	$34	$—	$2,571
Receivables	21	7	86	—	114
Inventories:
Leaf tobacco	—	403	356	—	759
Other raw materials	—	132	50	—	182
Work in process	—	4	307	—	311
Finished product	—	201	248	—	449
	—	740	961	—	1,701
Due from Altria Group, Inc. and subsidiaries	5,568	1,994	1,351	(8,913)	—
Deferred income taxes	—	1,246	17	(46)	1,217
Other current assets	187	166	82	(178)	257
Total current assets	8,312	4,154	2,531	(9,137)	5,860
Property, plant and equipment, at cost	2	3,258	1,516	—	4,776
Less accumulated depreciation	2	2,126	608	—	2,736
	—	1,132	908	—	2,040
Goodwill	—	—	5,174	—	5,174
Other intangible assets, net	—	2	12,066	—	12,068
Investment in SABMiller	6,502	—	—	—	6,502
Investment in consolidated subsidiaries	9,628	3,006	—	(12,634)	—
Finance assets, net	—	—	2,345	—	2,345
Other assets	150	538	130	(367)	451
Total Assets	$24,592	$8,832	$23,154	$(22,138)	$34,440

Continued

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
June 30, 2013
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$1,984	$—	$—	$—	$1,984
Accounts payable	1	131	143	—	275
Accrued liabilities:
Marketing	—	496	17	—	513
Employment costs	81	8	80	—	169
Settlement charges	—	2,082	6	—	2,088
Other	339	783	258	(224)	1,156
Dividends payable	885	—	—	—	885
Due to Altria Group, Inc. and subsidiaries	2,737	420	5,756	(8,913)	—
Total current liabilities	6,027	3,920	6,260	(9,137)	7,070
Long-term debt	12,591	—	299	—	12,890
Deferred income taxes	1,999	—	4,928	(367)	6,560
Accrued pension costs	227	—	1,066	—	1,293
Accrued postretirement health care costs	—	1,735	763	—	2,498
Other liabilities	183	192	155	—	530
Total liabilities	21,027	5,847	13,471	(9,504)	30,841
Contingencies
Redeemable noncontrolling interest	—	—	33	—	33
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,670	3,321	10,272	(13,593)	5,670
Earnings reinvested in the business	25,201	81	1,161	(1,242)	25,201
Accumulated other comprehensive losses	(2,330)	(417)	(1,793)	2,210	(2,330)
Cost of repurchased stock	(25,911)	—	—	—	(25,911)
Total stockholders’ equity attributable to Altria Group, Inc.	3,565	2,985	9,649	(12,634)	3,565
Noncontrolling interests	—	—	1	—	1
Total stockholders’ equity	3,565	2,985	9,650	(12,634)	3,566
Total Liabilities and Stockholders’ Equity	$24,592	$8,832	$23,154	$(22,138)	$34,440

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Six Months Ended June 30, 2013
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$10,340	$1,504	$(11)	$11,833
Cost of sales	—	2,852	430	(11)	3,271
Excise taxes on products	—	3,208	126	—	3,334
Gross profit	—	4,280	948	—	5,228
Marketing, administration and research costs	95	867	102	—	1,064
Asset impairment and exit costs	—	1	—	—	1
Amortization of intangibles	—	—	10	—	10
Operating (expense) income	(95)	3,412	836	—	4,153
Interest and other debt expense (income), net	324	(1)	202	—	525
Earnings from equity investment in SABMiller	(483)	—	—	—	(483)
Earnings before income taxes and equity earnings of subsidiaries	64	3,413	634	—	4,111
(Benefit) provision for income taxes	(26)	1,262	224	—	1,460
Equity earnings of subsidiaries	2,561	102	—	(2,663)	—
Net earnings	2,651	2,253	410	(2,663)	2,651
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$2,651	$2,253	$410	$(2,663)	$2,651

Net earnings	$2,651	$2,253	$410	$(2,663)	$2,651
Other comprehensive (losses) earnings, net of deferred income taxes	(290)	12	98	(110)	(290)
Comprehensive earnings	2,361	2,265	508	(2,773)	2,361
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$2,361	$2,265	$508	$(2,773)	$2,361

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended June 30, 2013
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,518	$793	$(6)	$6,305
Cost of sales	—	1,753	225	(6)	1,972
Excise taxes on products	—	1,713	66	—	1,779
Gross profit	—	2,052	502	—	2,554
Marketing, administration and research costs	49	448	50	—	547
Asset impairment and exit costs	—	1	—	—	1
Amortization of intangibles	—	—	5	—	5
Operating (expense) income	(49)	1,603	447	—	2,001
Interest and other debt expense (income), net	163	(1)	102	—	264
Earnings from equity investment in SABMiller	(227)	—	—	—	(227)
Earnings before income taxes and equity earnings of subsidiaries	15	1,604	345	—	1,964
(Benefit) provision for income taxes	(17)	595	120	—	698
Equity earnings of subsidiaries	1,234	58	—	(1,292)	—
Net earnings	1,266	1,067	225	(1,292)	1,266
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$1,266	$1,067	$225	$(1,292)	$1,266

Net earnings	$1,266	$1,067	$225	$(1,292)	$1,266
Other comprehensive (losses) earnings, net of deferred income taxes	(262)	4	39	(43)	(262)
Comprehensive earnings	1,004	1,071	264	(1,335)	1,004
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$1,004	$1,071	$264	$(1,335)	$1,004

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended June 30, 2012
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,724	$769	$(6)	$6,487
Cost of sales	—	1,876	216	(6)	2,086
Excise taxes on products	—	1,834	73	—	1,907
Gross profit	—	2,014	480	—	2,494
Marketing, administration and research costs	53	487	56	—	596
Asset impairment and exit costs	—	16	—	—	16
Amortization of intangibles	—	—	5	—	5
Operating (expense) income	(53)	1,511	419	—	1,877
Interest and other debt expense, net	182	—	111	—	293
Earnings from equity investment in SABMiller	(223)	—	—	—	(223)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(12)	1,511	308	—	1,807
(Benefit) provision for income taxes	(29)	558	52	—	581
Equity earnings of subsidiaries	1,208	58	—	(1,266)	—
Net earnings	1,225	1,011	256	(1,266)	1,226
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria Group, Inc.	$1,225	$1,011	$255	$(1,266)	$1,225

Net earnings	$1,225	$1,011	$256	$(1,266)	$1,226
Other comprehensive earnings, net of deferred income taxes	11	7	30	(37)	11
Comprehensive earnings	1,236	1,018	286	(1,303)	1,237
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$1,236	$1,018	$285	$(1,303)	$1,236

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2013
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities	$2,145	$1,096	$5	$(2,676)	$570
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(9)	(32)	—	(41)
Proceeds from finance assets	—	—	274	—	274
Other	—	—	6	—	6
Net cash (used in) provided by investing activities	—	(9)	248	—	239
Cash Provided by (Used in) Financing Activities
Long-term debt issued	996	—	—	—	996
Repurchases of common stock	(226)	—	—	—	(226)
Dividends paid on common stock	(1,769)	—	—	—	(1,769)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(1,463)	1,443	20	—	—
Financing fees and debt issuance costs	(8)	—	—	—	(8)
Cash dividends paid to parent	—	(2,486)	(190)	2,676	—
Other	(1)	(43)	(87)	—	(131)
Net cash used in financing activities	(2,471)	(1,086)	(257)	2,676	(1,138)
Cash and cash equivalents:
(Decrease) increase	(326)	1	(4)	—	(329)
Balance at beginning of period	2,862	—	38	—	2,900
Balance at end of period	$2,536	$1	$34	$—	$2,571

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2012
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities	$714	$935	$229	$(1,963)	$(85)
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(11)	(28)	—	(39)
Proceeds from finance assets	—	—	552	—	552
Other	—	—	(3)	—	(3)
Net cash (used in) provided by investing activities	—	(11)	521	—	510
Cash Provided by (Used in) Financing Activities
Long-term debt issued	—	—	—	—	—
Repurchases of common stock	(360)	—	—	—	(360)
Dividends paid on common stock	(1,674)	—	—	—	(1,674)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(424)	960	(536)	—	—
Financing fees and debt issuance costs	—	—	—	—	—
Cash dividends paid to parent	—	(1,845)	(118)	1,963	—
Other	1	(39)	(95)	—	(133)
Net cash used in financing activities	(2,457)	(924)	(749)	1,963	(2,167)
Cash and cash equivalents:
(Decrease) increase	(1,743)	—	1	—	(1,742)
Balance at beginning of period	3,245	—	25	—	3,270
Balance at end of period	$1,502	$—	$26	$—	$1,528

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of the Company

At June 30, 2013, Altria Group, Inc.’s direct and indirect wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless products in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its direct and indirect wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless products and wine. Nu Mark LLC (“Nu Mark”), an indirect wholly-owned subsidiary of Altria Group, Inc., is engaged in the development and marketing of innovative tobacco products for adult tobacco consumers. Philip Morris Capital Corporation (“PMCC”), a direct wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held approximately 26.8% of the economic and voting interest of SABMiller plc (“SABMiller”) at June 30, 2013, which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends. At June 30, 2013, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

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

Consolidated Results of Operations for the Six Months Ended June 30, 2013: The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the six months ended June 30, 2013, from the six months ended June 30, 2012, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the six months ended June 30, 2012	$2,420	$1.19

2012 Asset impairment, exit and implementation costs	18	0.01
2012 SABMiller special items	(184)	(0.09)
2012 PMCC leveraged lease benefit	(68)	(0.03)
2012 Tobacco and health judgments	1	—
2012 Tax items *	11	—
Subtotal 2012 special items	(222)	(0.11)

2013 NPM Adjustment Settlement	334	0.16
2013 Asset impairment, exit and implementation costs	(1)	—
2013 SABMiller special items	(7)	—
2013 Tobacco and health judgments	(4)	—
Subtotal 2013 special items	322	0.16

Fewer shares outstanding	—	0.02
Operations	131	0.06
For the six months ended June 30, 2013	$2,651	$1.32

* Excludes the tax impact included in the PMCC leveraged lease benefit.
See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the six months ended June 30, 2013 compared with the prior-year period were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase programs.

Operations: The increase of $131 million in operations shown in the table above was due primarily to the following:

•	higher income from the smokeable products and smokeless products segments;

•	lower interest and other debt expense, net; and

•	higher earnings from Altria Group, Inc.’s equity investment in SABMiller (excluding special items).

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Results of Operations for the Three Months Ended June 30, 2013: The changes in Altria Group, Inc.’s net earnings and diluted EPS attributable to Altria Group, Inc. for the three months ended June 30, 2013, from the three months ended June 30, 2012, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended June 30, 2012	$1,225	$0.60

2012 Asset impairment, exit and implementation costs	15	0.01
2012 SABMiller special items	13	0.01
2012 PMCC leveraged lease benefit	(68)	(0.03)
2012 Tobacco and health judgments	1	—
2012 Tax items *	11	—
Subtotal 2012 special items	(28)	(0.01)

2013 NPM Adjustment Settlement	23	0.01
2013 SABMiller special items	2	—
Subtotal 2013 special items	25	0.01

Fewer shares outstanding	—	0.01
Operations	44	0.02
For the three months ended June 30, 2013	$1,266	$0.63

* Excludes the tax impact included in the PMCC leveraged lease benefit.
See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the three months ended June 30, 2013 compared with the prior-year period were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase programs.

Operations: The increase of $44 million in operations shown in the table above was due primarily to the following:

•	higher income from the smokeable products and smokeless products segments; and

•	lower interest and other debt expense, net;

partially offset by:

•	lower earnings from Altria Group, Inc.’s equity investment in SABMiller (excluding special items).

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2013 Forecasted Results: In June 2013, Altria Group, Inc. revised its 2013 full-year forecast for reported diluted EPS to a range of $2.50 to $2.56 from a range of $2.49 to $2.55 to reflect the impact of an additional $36 million credit to be applied against PM USA’s 1998 Master Settlement Agreement (the “MSA”) payment obligation as a result of an additional two states joining the previously disclosed settlement with certain states of the non-participating manufacturer (“NPM”) adjustment disputes for 2003 - 2012 (the “NPM Adjustment Settlement”) discussed further below and under Possible Adjustments in MSA Payments for 2003 - 2012 in Note 11. Contingencies to the condensed consolidated financial statements in Item 1. Financial Statements in this Quarterly Report on Form 10-Q (“Item 1”). In July 2013, Altria Group, Inc. revised its 2013 full-year forecast for reported diluted EPS to a range of $2.51 to $2.56 from a range of $2.50 to $2.56. The 2013 full-year reported diluted EPS forecast includes estimated net income of $0.15 per share as detailed in the table below, as compared with the 2012 full-year reported diluted EPS of $2.06, which included $0.15 per share of net expenses, as detailed in the table below. In addition, in July 2013, Altria Group, Inc. revised its 2013 full-year forecast for adjusted diluted EPS, which excludes the items in the table below, representing a growth rate of 7% to 9% over 2012 full-year adjusted diluted EPS. The

July 2013 revisions to the full-year forecasts for reported and adjusted diluted EPS reflect Altria Group, Inc.’s performance for the first half of 2013 and expectations for the second half of the year.

The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Expense (Income), Net Included in Reported Diluted EPS
	2013	2012
Loss on early extinguishment of debt	$—	$0.28
NPM Adjustment Settlement	(0.16)	—
Asset impairment, exit and implementation costs	—	0.01
SABMiller special items	0.01	(0.08)
PMCC leveraged lease benefit	—	(0.03)
Tax items *	—	(0.03)
	$(0.15)	$0.15
* Excludes the tax impact included in the PMCC leveraged lease benefit.

Adjusted diluted EPS is a financial measure that is not consistent with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Altria Group, Inc.’s management reviews diluted EPS on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, SABMiller special items, certain PMCC leveraged lease items, certain tax items, tobacco and health judgments, and settlements of disputes with certain states related to the NPM adjustment provision under the MSA (“NPM Adjustment”). Altria Group, Inc.’s management does not view any of these special items to be part of its sustainable results as they may be highly variable and difficult to predict and can distort underlying business trends and results. Altria Group, Inc.’s management believes it is appropriate to disclose this non-GAAP financial measure to provide useful insight into underlying business trends and results, and to provide a more meaningful comparison of year-over-year results. Adjusted measures are used by management and regularly provided to Altria Group, Inc.’s chief operating decision maker for planning, forecasting and evaluating the performances of Altria Group, Inc.’s businesses, including allocating resources and evaluating results relative to employee compensation targets. This information should be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.

Discussion and Analysis

Consolidated Operating Results

See pages 91-94 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net revenues:
Smokeable products	$10,646	$11,003	$5,678	$5,903
Smokeless products	848	806	458	426
Wine	263	241	137	128
All other	76	84	32	30
Net revenues	$11,833	$12,134	$6,305	$6,487

Excise taxes on products:
Smokeable products	$3,265	$3,497	$1,741	$1,875
Smokeless products	59	54	33	27
Wine	10	9	5	5
Excise taxes on products	$3,334	$3,560	$1,779	$1,907

Operating income:
Operating companies income:
Smokeable products	$3,646	$3,079	$1,726	$1,640
Smokeless products	492	432	270	240
Wine	45	37	25	22
All other	93	87	43	35
Amortization of intangibles	(10)	(10)	(5)	(5)
General corporate expenses	(113)	(106)	(58)	(55)
Operating income	$4,153	$3,519	$2,001	$1,877

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

The following events that occurred during the six and three months ended June 30, 2013 and 2012 affected the comparability of statement of earnings amounts.

•
Asset Impairment, Exit and Implementation Costs: Altria Group, Inc.’s pre-tax asset impairment, exit and implementation costs were related to Altria Group, Inc.’s cost reduction program announced in October 2011 (the “2011 Cost Reduction Program”), which was substantially completed as of December 31, 2012. Altria Group, Inc. believes that the program remains on track to deliver $400 million in annualized savings versus previously planned spending by the end of 2013.

For a breakdown of these costs by segment, see Note 2. Asset Impairment, Exit and Implementation Costs to the condensed consolidated financial statements in Item 1.

•
SABMiller Special Items: Altria Group, Inc.’s earnings from its equity investment in SABMiller for the six and three months ended June 30, 2013 included gains related to divestitures, as well as asset impairment charges, costs related to SABMiller’s economic and social development program in South Africa and costs related to SABMiller’s “business capability programme.” Altria Group, Inc.’s earnings from its equity investment in SABMiller for the six months ended June 30, 2012 included gains resulting from SABMiller’s strategic alliance transactions with Anadolu Efes and Castel. In addition, Altria Group, Inc.’s earnings from its equity investment in SABMiller for the six and three months ended June 30, 2012 included costs for SABMiller’s “business capability programme,” costs related to SABMiller’s acquisition of Foster’s Group Limited and costs related to SABMiller’s economic and social development program in South Africa.

•
Tobacco and Health Judgments: See Note 11. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 11”) for pre-tax charges related to certain tobacco and health judgments recorded in operating companies income in the smokeable products segment, and related interest costs.

•
NPM Adjustment Settlement: For the six and three months ended June 30, 2013, PM USA recorded a reduction to cost of sales of $519 million and $36 million, respectively, on its condensed consolidated statements of earnings, which increased operating companies income in the smokeable products segment. This reduction to cost of sales resulted from the NPM Adjustment Settlement discussed further below and under Possible Adjustments in MSA Payments for 2003 - 2012 in Note 11.

•
PMCC Leveraged Lease Benefit: During the second quarter of 2012, Altria Group, Inc. entered into a closing agreement (the “Closing Agreement”) with the Internal Revenue Service (“IRS”) that conclusively resolved the federal income tax treatment for all prior and future tax years of certain leveraged lease transactions entered into by PMCC. As a result of the Closing Agreement, Altria Group, Inc. recorded a one-time net earnings benefit of $68 million during the second quarter of 2012 due primarily to lower than estimated interest on tax underpayments. The net benefit was recorded on Altria Group, Inc.’s condensed consolidated statements of earnings as a decrease to provision for income taxes of $75 million and a decrease to net revenues of $7 million.

Consolidated Results of Operations for the Six Months Ended June 30, 2013

The following discussion compares consolidated operating results for the six months ended June 30, 2013 with the six months ended June 30, 2012.

Net revenues, which include excise taxes billed to customers, decreased $301 million (2.5%), due primarily to lower net revenues from the smokeable products segment, partially offset by higher net revenues from the smokeless products and wine segments.

Excise taxes on products decreased $226 million (6.3%), due primarily to lower smokeable products shipment volume.

Cost of sales decreased $607 million (15.7%), due primarily to the NPM Adjustment Settlement and lower smokeable products shipment volume, partially offset by higher per unit settlement charges. The NPM Adjustment Settlement is discussed further below and under Possible Adjustments in MSA Payments for 2003 - 2012 in Note 11.

Marketing, administration and research costs decreased $66 million (5.8%), due primarily to lower spending, and a higher reduction to the allowance for losses in the financial services business ($37 million), partially offset by a postretirement benefit plan curtailment gain in 2012 related to the 2011 Cost Reduction Program.

Operating income increased $634 million (18.0%), due primarily to higher operating results from the smokeable products segment (which includes the NPM Adjustment Settlement) and higher operating results from the smokeless products segment.

Interest and other debt expense, net, decreased $61 million (10.4%), due primarily to lower interest costs on debt as a result of debt refinancing activities in 2012.

Earnings from Altria Group, Inc.’s equity investment in SABMiller decreased $260 million (35.0%), due primarily to SABMiller special items (which included gains of $342 million resulting from SABMiller’s strategic alliance transactions with Anadolu Efes and Castel in 2012), partially offset by higher gains resulting from issuances of common stock by SABMiller in 2013.

Altria Group, Inc.’s income tax rate increased 1.4 percentage points to 35.5%, due primarily to the PMCC leveraged lease benefit recorded during the second quarter of 2012.

Net earnings attributable to Altria Group, Inc. of $2,651 million increased $231 million (9.5%), due primarily to higher operating income and lower interest and other debt expense, net, partially offset by lower earnings from Altria Group, Inc.’s equity investment in SABMiller and a higher income tax rate. Diluted and basic EPS attributable to Altria Group, Inc. of $1.32, each increased by 10.9% due to higher net earnings attributable to Altria Group, Inc. and fewer shares outstanding.

Consolidated Results of Operations for the Three Months Ended June 30, 2013

The following discussion compares consolidated operating results for the three months ended June 30, 2013 with the three months ended June 30, 2012.

Net revenues, which include excise taxes billed to customers, decreased $182 million (2.8%), due primarily to lower net revenues from the smokeable products segment, partially offset by higher net revenues from the smokeless products and wine segments.

Excise taxes on products decreased $128 million (6.7%), due primarily to lower smokeable products shipment volume.

Cost of sales decreased $114 million (5.5%), due primarily to lower smokeable products shipment volume and the NPM Adjustment Settlement, partially offset by higher per unit settlement charges. The NPM Adjustment Settlement is discussed further below and under Possible Adjustments in MSA Payments for 2003 - 2012 in Note 11.

Marketing, administration and research costs decreased $49 million (8.2%), due primarily to lower spending, and a higher reduction to the allowance for losses in the financial services business ($17 million).

Operating income increased $124 million (6.6%), due primarily to higher operating results from the smokeable products segment (which includes the NPM Adjustment Settlement) and higher operating results from the smokeless products segment.

Interest and other debt expense, net, decreased $29 million (9.9%), due primarily to lower interest costs on debt as a result of debt refinancing activities in 2012.

Altria Group, Inc.’s income tax rate increased 3.3 percentage points to 35.5%, due primarily to the PMCC leveraged lease benefit recorded during the second quarter of 2012.
Net earnings attributable to Altria Group, Inc. of $1,266 million increased $41 million (3.3%), due primarily to higher operating income and lower interest and other debt expense, net, partially offset by a higher income tax rate. Diluted and basic EPS attributable to Altria Group, Inc. of $0.63, each increased by 5.0% due to higher net earnings attributable to Altria Group, Inc. and fewer shares outstanding.

Operating Results by Business Segment
Tobacco Space
Business Environment
Summary
The United States tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of our tobacco subsidiaries and our consolidated results of operations, cash flows and financial position. These challenges, some of which are discussed in more detail below, in Note 11 and in Cautionary Factors That May Affect Future Results, include:
•pending and threatened litigation and bonding requirements as discussed in Note 11;

•	the requirement to issue “corrective statements” in various media in connection with the Federal Government’s lawsuit described in detail in Note 11;

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
In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria Group, Inc.’s tobacco subsidiaries. Our tobacco subsidiaries believe that a significant number of adult tobacco consumers switch between tobacco categories or use multiple forms of tobacco products and that approximately 50% of adult smokers say they are interested in trying innovative tobacco products. Altria Group, Inc.’s tobacco subsidiaries further believe that adult tobacco consumer awareness and trial of electronic cigarettes have increased in the past year. Altria Group, Inc. and its tobacco subsidiaries work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the United States through innovation and adjacency growth strategies (including, where appropriate, arrangements with third parties). For example, Nu Mark plans to enter the e-vapor category with the introduction of MarkTen e-cigarettes in August 2013. See Cautionary Factors That May Affect Future Results for certain risks associated with the foregoing discussion.

We have provided additional detail on the following topics below:
•FSPTCA and FDA Regulation;
•Excise Taxes;
•International Treaty on Tobacco Control;
•State Settlement Agreements;
•Other Federal, State and Local Regulation and Activity;
•Illicit Trade;
•Tobacco Price, Availability and Quality; and
•Timing of Sales.
FSPTCA and FDA Regulation
The Regulatory Framework

The FSPTCA expressly establishes certain restrictions and prohibitions on our cigarette and smokeless tobacco businesses and authorizes or requires further FDA action. Under the FSPTCA, the FDA has broad authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of cigarettes, cigarette tobacco and smokeless tobacco products; the authority to require disclosures of related information; and the authority to enforce the FSPTCA and related regulations. The law also grants the FDA authority to extend its application, by regulation, to all other tobacco products, including cigars, pipe tobacco and electronic cigarettes. The FDA has indicated that it intends to regulate cigars and other tobacco products, but it has not indicated a timeline for the issuance of final regulations.

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

From time to time, the FDA also issues guidance for public comment, which may be issued in draft or final form. Such guidance, when finalized, is intended to represent the FDA’s current thinking on a particular topic and may be predictive of the FDA’s enforcement stance on that topic.  Such guidance, even when finalized, is not intended to bind the FDA or the public or establish legally enforceable responsibilities.  Examples of current draft guidance include:

•	Draft Guidance for Industry and FDA Staff: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions;
•Draft Guidance for Industry:  Modified Risk Tobacco Product Applications; and
•Draft Guidance for Industry:  Applications for Premarket Review of New Tobacco Products.
A complete set of guidance documents issued by the FDA can be found on the FDA’s website at www.fda.gov/TobaccoProductsGuidanceComplianceRegulatoryInformation. The information on this website is not, and shall not be deemed to be, part of this report or incorporated into any other filings Altria Group, Inc. makes with the Securities and Exchange Commission (the “SEC”).

PM USA and USSTC submit comments to the FDA on draft or final guidance when appropriate.  In some cases, PM USA and USSTC may disagree with a particular interpretation by the FDA as expressed in draft or final guidance and may communicate their position in writing to the FDA.  For example, PM USA and USSTC communicated disagreement with FDA interpretations of the statute set forth in the “Draft Guidance for Industry and FDA Staff:  Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions” regarding when a manufacturer must submit substantial equivalence reports. While PM USA and USSTC believe that all of their current products meet the statutory requirements of the FSPTCA, they cannot currently predict whether, when or how the FDA ultimately will apply its guidance or seek to enforce the law and regulations consistent with its guidance. As discussed below in Investigations and Enforcement, FDA enforcement actions could have a material adverse effect on the business, financial position, cash flows and results of operations of Altria Group, Inc. and its tobacco subsidiaries.

The implementation of the FSPTCA and related regulations and guidance also may have an impact on enforcement efforts by states, territories and localities of the United States of their laws and regulations as well as of the State Settlement Agreements discussed below (see State Settlement Agreements below).  Such enforcement efforts may adversely affect our tobacco subsidiaries’ ability to market and sell regulated tobacco products in those states, territories and localities.

Impact on Our Business; Compliance Costs

Regulations imposed and other regulatory actions taken by the FDA under the FSPTCA could have a material adverse impact on the business, financial position, cash flows and results of operations of Altria Group, Inc. and its tobacco subsidiaries in a number of different ways. For example, actions by the FDA could:

•impact the consumer acceptability of tobacco products;
•delay, discontinue or prevent the sale or distribution of existing, new or modified tobacco products;
•limit adult consumer choices;
•restrict communications to adult consumers;
•create a competitive advantage or disadvantage for certain tobacco companies;
•impose additional manufacturing, labeling or packaging requirements;
•impose additional restrictions at retail;
•result in increased illicit trade activities; or
•otherwise significantly increase the cost of doing business.
The failure to comply with FDA regulatory requirements, even inadvertently, and FDA enforcement actions could also have a material adverse effect on the business, financial position, cash flows and results of operations of Altria Group, Inc. and its tobacco subsidiaries.

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

TPSAC Membership

Beginning in March 2010, PM USA and USSTC raised with the FDA their concerns that four of the voting members of the TPSAC have financial and other conflicts (including services as paid experts for plaintiffs in tobacco litigation) that could hamper the full and fair consideration of issues by the TPSAC and requested that their appointments be withdrawn. PM USA and USSTC raised similar concerns related to the engagement of two TPSAC subcommittee consultants. The FDA declined PM USA’s and USSTC’s requests, stating that the FDA had satisfied itself, after inquiry, that the individuals in question did not have disqualifying conflicts of interest. In February 2011, Lorillard Tobacco Company and R.J. Reynolds Tobacco Company filed suit in the U.S. District Court for the District of Columbia against the United States Department of Health and Human Services and individual defendants (sued in their official capacities) asserting that the composition of the TPSAC and the composition of the Constituents Subcommittee of the TPSAC violates several federal laws, including the Federal Advisory Committee Act. In August 2012, the district court denied the government’s motion to dismiss the plaintiffs’ complaint. The government defendants filed their motion for summary judgment as to all claims on June 21, 2013.

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

The FSPTCA does not set a deadline or required timeline for the FDA to act on the TPSAC report. The FDA has stated that the TPSAC report is only a recommendation and that the FDA’s receipt of the TPSAC’s report will not have an immediate effect on the availability of menthol cigarettes. In January 2012, the FDA announced that it had evaluated scientific information on menthol and had drafted a report related to the impact of menthol in cigarettes on public health. The FDA indicated that it had sent its report to external scientists for peer review. In July 2013, FDA released its preliminary scientific evaluation of public health issues related to the use of menthol in cigarettes. At the same time, the FDA opened a docket for public comment on both this preliminary scientific evaluation and potential regulatory actions related to menthol. Any future action taken by the FDA to regulate the manufacture, marketing or sale of menthol cigarettes (including a possible ban) will require formal rulemaking that includes public notice and the opportunity for public comment.

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

Since enactment, several lawsuits have been filed challenging various provisions of the FSPTCA and the Final Tobacco Marketing Rule, including their constitutionality and the scope of the FDA’s authority thereunder. Altria Group, Inc. and its tobacco subsidiaries are not parties to any of these lawsuits. In January 2010, in one such challenge (Commonwealth Brands), the U.S. District Court for the Western District of Kentucky struck down as unconstitutional, and enjoined enforcement of, the portion of the Final Tobacco Marketing Rule that bans the use of color and graphics in labeling and advertising and claims implying that a tobacco product is safer because of FDA regulation. The parties appealed and in March 2012, the U.S. Court of Appeals for the Sixth Circuit affirmed in part and reversed in part the district court’s decision. The Sixth Circuit affirmed the district court’s injunction against enforcement of the portion of the Final Tobacco Marketing Rule that bans the use of color and graphics in labeling and advertising. The Sixth Circuit reversed the injunction against enforcement of the prohibition on claims implying that a tobacco product is safer because of FDA regulation. The Sixth Circuit also held that the Final Tobacco Marketing Rule’s ban on consumer continuity programs violates the First Amendment and reversed the district court’s decision upholding the ban. The Sixth Circuit upheld the FSPTCA’s statutory requirements for enlarged textual and graphic warnings on cigarette packages and advertising, but did not rule upon the constitutionality of the nine graphic warnings actually selected by the FDA in its June 2011 final rule. In May 2012, the plaintiffs in Commonwealth Brands filed a petition for rehearing and rehearing en banc, which the Sixth Circuit denied. In October 2012, the plaintiffs filed a petition for writ of certiorari in the United States Supreme Court seeking further review of the Sixth Circuit’s decision upholding the FSPTCA’s new enlarged and expanded warning requirements that include graphic warnings, the FSPTCA’s restrictions on modified risk tobacco product claims and certain other provisions of the Final Tobacco Marketing Rule.  The FDA did not file a petition for writ of certiorari with the United States Supreme Court seeking further review of the Sixth Circuit’s decision. The FDA filed its opposition to the plaintiffs’ petition for writ of certiorari in March 2013. In April 2013, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari. As a result of this litigation, the portion of the Final Tobacco Marketing Rule that bans the use of color and graphics in labeling and advertising is unenforceable by the FDA. For a further discussion of this final rule and the status of graphic warnings for cigarette packages and advertising, see FDA Regulatory Actions - Graphics Warnings below.

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

The rule requires that cigarette packaging manufactured after September 22, 2012 contain the new graphic warnings and all cigarette advertising contain the new warnings by that date. In August 2011, however, R.J. Reynolds Tobacco Company, Lorillard Tobacco Company and several other plaintiffs filed suit in the U.S. District Court for the District of Columbia against the FDA challenging its graphic warnings rule. In November 2011, the district court granted the plaintiffs’ motion for a preliminary injunction, thereby staying enforcement of the graphic warnings rule until 15 months after a final ruling from the district court. In February 2012, the district court entered final judgment on behalf of the plaintiffs, enjoining enforcement of the graphic warnings rule. The FDA appealed this decision to the U.S. Court of Appeals for the District of Columbia Circuit. In August 2012, the Court of Appeals affirmed the ruling of the district court. The FDA filed a petition for panel rehearing and rehearing en banc with the Court of Appeals, which was denied in December 2012. In March 2013, the FDA decided not to seek further review of the Court of Appeals’ decision and announced its plans to propose a new graphic warnings rule in the future.

New Product Marketing Authorization Processes

In January 2011, the FDA issued guidance concerning reports that manufacturers must submit for certain FDA-regulated tobacco products that the manufacturer modified or introduced for the first time into the market after February 15, 2007. These reports must be reviewed by the agency to determine if such tobacco products are “substantially equivalent” to products commercially available as of February 15, 2007.  In general, in order to continue marketing these products sold before March 22, 2011, manufacturers of FDA-regulated tobacco products were required to send to the FDA a report demonstrating substantial equivalence by March 22, 2011. PM USA and USSTC submitted timely reports. PM USA and USSTC can continue marketing these products unless the FDA makes a determination that a specific product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products or subject them to the New Product Application Process and, if any such applications are denied, prevent the continued distribution and sale of such products. PM USA and USSTC believe all of their current products meet the statute’s requirements, but cannot predict when or how the FDA will respond to their substantial equivalence reports.

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

The FDA began announcing its decisions on substantial equivalence reports in the second quarter of 2013. However, there are a significant number of substantial equivalence reports for which the FDA has not announced decisions. At this time, it is not possible to predict how long agency reviews of either substantial equivalence reports or new product applications will take.

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

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. For example, in 2009, the federal excise tax (“FET”) on cigarettes increased from $0.39 per pack to approximately $1.01 per pack and on July 1, 2010, the New York state excise tax increased by $1.60 to $4.35 per pack. Between the end of 1998 and July 22, 2013, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.45 per pack. As of July 22, 2013, Minnesota and Puerto Rico have enacted legislation to increase their cigarette taxes during 2013. In addition, the President’s fiscal year 2014 Budget proposes significant increases in the FET for all tobacco products. The proposed budget would increase the FET on a pack of cigarettes by $0.94 per pack, raising the total FET to $1.95 per pack, and would also increase the tax on other tobacco products by a proportionate amount. It is not possible to predict whether this proposed FET increase will be enacted.

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

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of July 22, 2013, 23 states, Washington, D.C., Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of July 22, 2013, 177 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; and adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain and restrict smoking in public places.

There are a number of proposals currently under consideration by the governing body of the FCTC, some of which call for substantial restrictions on the manufacture, marketing, distribution and sale of tobacco products. In addition, the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”) was approved by the Conference of Parties to the FCTC in November 2012. It includes provisions related to the tracking and tracing of tobacco products through the distribution chain and numerous other provisions regarding the regulation of the manufacture, distribution, and sale of tobacco products. The Protocol has not yet entered into force, but in any event will not apply to the United States until the Senate ratifies the FCTC and until the President signs, and the Senate ratifies, the Protocol. It is not possible to predict the outcome of these proposals or the impact of any FCTC actions on legislation or regulation in the United States, either directly or as a result of the United States becoming a party to the FCTC, or whether or how these actions might indirectly influence FDA regulation and enforcement.

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

In addition, such legislation has been enacted or is being considered in a number of localities. For example:

New York City adopted an ordinance that prohibits the sale of certain flavored tobacco products other than cigarettes. This legislation affects certain USSTC and Middleton products. The ordinance and related final regulations took effect in August 2010. Certain subsidiaries of USSTC filed a lawsuit in the U.S. District Court for the Southern District of New York challenging the New York City legislation on the grounds that it is preempted by the FSPTCA. In March 2010, the district court denied plaintiffs’ motion for preliminary injunction against enforcement of the ordinance and, in November 2011, the district court denied plaintiffs’ motion for summary judgment, and granted New York City’s cross-motion for summary judgment, on the preemption claim. Plaintiffs have appealed the denial to the U.S. Court of Appeals for the Second Circuit and, in the meantime, are complying with the ordinance pending resolution of the litigation. Argument was heard in November 2012. In February 2013, the U.S. Court of Appeals for the Second Circuit affirmed the judgment of the district court upholding the New York City ordinance. Plaintiffs filed a petition for rehearing and for rehearing en banc in March 2013, which was denied on May 1, 2013. This litigation has concluded.

Providence, Rhode Island adopted two ordinances in January 2012. One would prohibit the sale in most retail outlets of certain flavored tobacco products other than cigarettes. This legislation differs in a number of ways from the New York City ordinance, including by attempting to prohibit reference to concepts such as “spicy, arctic, ice, cool, warm, hot, mellow, fresh and breeze.” The second Providence ordinance prohibits licensed retailers in the city from accepting or redeeming coupons for cigarettes and other tobacco products or from selling such products to consumers through multi-pack discounts or other discounts provided in exchange for the purchase of another tobacco product. In February 2012, Altria Group, Inc.’s tobacco subsidiaries filed a legal challenge to these ordinances in the U.S. District Court for the District of Rhode Island challenging the legality of both ordinances on preemption and First Amendment grounds. Plaintiffs filed motions for preliminary injunction and summary judgment in March 2012. The City of Providence filed a cross-motion for summary judgment in June 2012. In December 2012, the district court struck the “concepts” language quoted above from the flavor ordinance, but otherwise granted summary judgment for the City of Providence as to both ordinances. The City of Providence commenced enforcement of the ordinances, as modified by the district court, in January 2013. In January 2013, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the First Circuit. Oral argument is scheduled for July 29, 2013.

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

Legislation was recently proposed in New York City to increase the City’s minimum age to purchase tobacco products from 18 to 21. A hearing on the proposed regulations was held on May 2, 2013. The current federal minimum age requirement for the purchase of tobacco products is 18; four states have increased their state minimum age laws to 19 (Alabama, Alaska, New Jersey and Utah), and a number of localities have increased their minimum age laws above 18.

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

Illicit Trade

Altria Group, Inc. and its tobacco subsidiaries support appropriate regulations and enforcement measures to prevent illicit trade in tobacco products. For example, Altria Group, Inc.’s tobacco subsidiaries are engaged in a number of initiatives to help prevent trade in contraband tobacco products, including: enforcement of wholesale and retail trade programs and policies on trade in contraband tobacco products; engagement with and support of law enforcement and regulatory agencies; litigation to protect their trademarks; and support for a variety of federal and state legislative initiatives. Legislative initiatives to address trade in contraband tobacco products are designed to protect the legitimate channels of distribution, impose more stringent penalties for the violation of illegal trade laws and provide additional tools for law enforcement. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products continue to evolve as the nature of illicit tobacco products evolves. For example, in March 2010, the President signed into law the Prevent All Cigarette Trafficking (“PACT”) Act, which addresses illegal Internet sales by, among other things, imposing a series of restrictions and requirements on the delivery-sale of cigarettes and smokeless tobacco products and makes such products non-mailable to consumers through the United States Postal Service, subject to limited exceptions. This statute has been the subject of ongoing lawsuits brought by certain Internet cigarette sellers. In one of these lawsuits, pending in the U.S. District Court for the District of Columbia, a preliminary injunction is currently in effect that prevents the implementation of certain portions of the PACT Act. On June 28, 2013, the U.S. Court of Appeals for the D.C. Circuit upheld the preliminary injunction and remanded the case to the trial court for further proceedings.

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
Operating Results

The following discussion compares operating results for the smokeable and smokeless products segments for the six and three months ended June 30, 2013, with the six and three months ended June 30, 2012.

	For the Six Months Ended June 30,
	Net Revenues		Operating Companies Income
	2013	2012	2013	2012
	(in millions)
Smokeable products	$10,646	$11,003	$3,646	$3,079
Smokeless products	848	806	492	432
Total smokeable and smokeless products	$11,494	$11,809	$4,138	$3,511

	For the Three Months Ended June 30,
	Net Revenues		Operating Companies Income
	2013	2012	2013	2012
	(in millions)
Smokeable products	$5,678	$5,903	$1,726	$1,640
Smokeless products	458	426	270	240
Total smokeable and smokeless products	$6,136	$6,329	$1,996	$1,880

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

Smokeable products segment

The smokeable products segment’s operating companies income and margin increased during the first half and second quarter of 2013 versus the prior-year periods, due primarily to the NPM Adjustment Settlement and higher pricing. PM USA grew its total cigarette retail share versus both prior-year periods and Marlboro’s retail share for the first half of 2013.

The following table summarizes smokeable products segment shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(sticks in millions)
Cigarettes:
Marlboro	54,554	58,294	(6.4)%	29,119	31,381	(7.2)%
Other premium	3,822	4,326	(11.7)%	2,040	2,290	(10.9)%
Discount	4,944	4,719	4.8%	2,660	2,560	3.9%
Total cigarettes	63,320	67,339	(6.0)%	33,819	36,231	(6.7)%
Cigars:
Black & Mild	563	642	(12.3)%	294	319	(7.8)%
Other	8	10	(20.0)%	4	5	(20.0)%
Total cigars	571	652	(12.4)%	298	324	(8.0)%
Total smokeable products	63,891	67,991	(6.0)%	34,117	36,555	(6.7)%

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

The following table summarizes the smokeable products segment retail share performance:

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2013	2012	Percentage Point Change	2013	2012	Percentage Point Change
Cigarettes:
Marlboro	43.6%	43.5%	0.1	43.7%	43.7%	—
Other premium	3.1	3.3	(0.2)	3.1	3.3	(0.2)
Discount	3.9	3.4	0.5	3.9	3.4	0.5
Total cigarettes	50.6%	50.2%	0.4	50.7%	50.4%	0.3
Cigars:
Black & Mild	29.1%	30.9%	(1.8)	29.8%	30.3%	(0.5)
Other	0.2	0.2	—	0.2	0.2	—
Total cigars	29.3%	31.1%	(1.8)	30.0%	30.5%	(0.5)

As previously discussed, effective in the first quarter of 2013, retail share results for cigarettes are based on data from IRI/MSAi, a tracking service that uses a sample of stores and certain wholesale shipments to project market share and depict share trends. Retail share results for cigars are based on data from IRI InfoScan, a tracking service that uses a sample of stores to project market share and depict share trends. Both services track sales in the Food, Drug and Mass Merchandisers (including Wal-Mart), Convenience, Military, Dollar Store and Club trade classes. For other trade classes selling cigarettes, retail share is based on shipments from wholesalers to retailers (STARS). These services are not designed to capture sales through other channels, including the internet, direct mail and some illicitly tax-advantaged outlets. Retail share results for cigars are based on data for machine-made large cigars. Middleton defines machine-made large cigars as cigars made by machine that weigh greater than three pounds per thousand, except cigars sold at retail in packages of 20 cigars. Because the cigars service represents retail share performance only in key trade channels, it should not be considered a precise measurement of actual retail share. It is IRI’s standard practice to periodically refresh its services, which could restate retail share results that were previously released in these services.

PM USA and Middleton executed the following pricing and promotional allowance actions during 2013 and 2012:

•
Effective June 10, 2013, PM USA reduced its wholesale promotional allowance on Marlboro and L&M by $0.06 per pack. In addition, PM USA increased the list price on all of its other cigarette brands by $0.06 per pack.

•	Effective December 3, 2012, PM USA increased the list price on all of its cigarette brands by $0.06 per pack.

•	Effective June 18, 2012, PM USA increased the list price on all of its cigarette brands by $0.06 per pack.

•	Effective March 14, 2012, Middleton reduced the list price on all of its untipped cigarillo brands by $0.39 per five-pack.

Net revenues, which include excise taxes billed to customers, for the six months ended June 30, 2013, decreased $357 million (3.2%), due primarily to lower shipment volume, partially offset by higher pricing, which includes lower promotional investments. Operating companies income for the six months ended June 30, 2013 increased $567 million (18.4%), due primarily to the NPM Adjustment Settlement ($519 million), higher pricing ($439 million), which includes lower promotional investments, and lower marketing, administration and research costs, partially offset by lower shipment volume ($380 million) and higher per unit settlement charges.
Net revenues, which include excise taxes billed to customers, for the three months ended June 30, 2013, decreased $225 million (3.8%), due primarily to lower shipment volume, partially offset by higher pricing, which includes lower promotional investments. Operating companies income for the three months ended June 30, 2013 increased $86 million (5.2%), due primarily to higher pricing ($240 million), which includes lower promotional investments, the NPM Adjustment Settlement ($36 million), lower marketing, administration and research costs and lower restructuring charges related to the 2011 Cost Reduction Program, partially offset by lower shipment volume ($222 million), and higher per unit settlement charges.

Total smokeable products shipment volume for the six and three months ended June 30, 2013 decreased 6.0% and 6.7%, respectively, versus the prior-year periods.
PM USA’s reported domestic cigarettes shipment volume decreased 6.0% for the six months ended June 30, 2013, due primarily to the industry’s rate of decline, one less shipping day and changes in trade inventories, partially offset by retail share gains. After adjusting for one less shipping day and changes in trade inventories, PM USA estimates that its 2013 first-half domestic cigarettes shipment volume was down approximately 4%, in line with the estimated decline rate for total cigarette category volume for the same period.

PM USA’s reported domestic cigarettes shipment volume decreased 6.7% for the three months ended June 30, 2013, due primarily to the industry’s rate of decline and changes in trade inventories, partially offset by retail share gains. PM USA believes that the trade built more inventory during the second quarter of 2012, which negatively impacted the comparison of PM USA’s second-quarter 2013 reported domestic cigarettes shipment volume. After adjusting for changes in trade inventories, PM USA estimates that its second-quarter 2013 domestic cigarettes shipment volume was down approximately 3.5% and that total cigarette category volume was down approximately 4% for the same period.

PM USA’s shipments of premium cigarettes accounted for 92.2% and 92.1% of its reported domestic cigarettes shipment volume for the six and three months ended June 30, 2013, respectively, versus 93.0% and 92.9% for the six and three months ended June 30, 2012, respectively.

Middleton’s reported cigars shipment volume for the first half and second quarter of 2013 decreased 12.4% and 8.0%, respectively, due primarily to changes in wholesale inventories and retail share losses.

In the cigarette category, Marlboro’s 2013 retail share increased 0.1 share point for the first half of 2013 versus the prior-year period and was unchanged for the second quarter of 2013. In July 2013, PM USA expanded distribution of Marlboro NXT to an additional 23 states, primarily in the eastern United States.

PM USA’s first-half retail share increased 0.4 share points versus the prior-year period, due to retail share gains by L&M in Discount and Marlboro, partially offset by share losses on other portfolio brands. PM USA’s second-quarter retail share increased 0.3 share points due to retail share gains by L&M in Discount, partially offset by share losses on other portfolio brands.

In the machine-made large cigars category, Black & Mild’s first-half and second-quarter retail share decreased 1.8 and 0.5 share points, respectively, driven primarily by competitive activity, including high levels of low-priced, imported machine-made large cigars. On a sequential basis, Black & Mild’s 2013 second-quarter retail share increased 1.4 share points versus the first quarter of 2013.

Smokeless products segment

The smokeless products segment’s operating companies income and margin grew during the first half and second quarter of 2013 versus the prior-year periods, primarily through higher volume and higher pricing. USSTC grew Copenhagen and Skoal’s combined volume and retail share during the six and three months ended June 30, 2013.

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(cans and packs in millions)
Copenhagen	200.2	184.0	8.8%	106.7	98.1	8.8%
Skoal	138.2	137.1	0.8%	73.8	72.5	1.8%
Copenhagen and Skoal	338.4	321.1	5.4%	180.5	170.6	5.8%
Other	37.8	40.5	(6.7)%	20.0	21.1	(5.2)%
Total smokeless products	376.2	361.6	4.0%	200.5	191.7	4.6%

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

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2013	2012	Percentage Point Change	2013	2012	Percentage Point Change
Copenhagen	28.9%	27.4%	1.5	29.0%	27.4%	1.6
Skoal	21.8	22.7	(0.9)	21.7	22.7	(1.0)
Copenhagen and Skoal	50.7	50.1	0.6	50.7	50.1	0.6
Other	4.3	5.1	(0.8)	4.3	4.9	(0.6)
Total smokeless products	55.0%	55.2%	(0.2)	55.0%	55.0%	—

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

USSTC and PM USA executed the following pricing actions during 2013 and 2012:

•	Effective May 13, 2013, PM USA increased the list price on Marlboro Snus tins and flip-top box (“FTB”) by $0.05 per tin or FTB.

•	Effective May 12, 2013, USSTC increased the list price on all of its brands by $0.05 per can.

•	Effective December 9, 2012, USSTC increased the list price on all of its brands by $0.05 per can.

•	Effective December 3, 2012, PM USA increased the list price on Marlboro Snus tins and FTB by $0.05 per tin or FTB.

•	Effective June 18, 2012, PM USA increased the list price on Marlboro Snus tins and FTB by $0.05 per tin or FTB.

•	Effective May 25, 2012, USSTC increased the list price on all of its brands by $0.05 per can.

Net revenues, which include excise taxes billed to customers, for the six months ended June 30, 2013, increased $42 million (5.2%), due primarily to higher volume and higher pricing, which includes higher promotional investments, partially offset by unfavorable mix due to growth in products introduced in recent years at a lower, popular price. Operating companies income for the six months ended June 30, 2013 increased $60 million (13.9%), due primarily to higher volume ($23 million), higher pricing ($21 million), which includes higher promotional investments, restructuring charges in the first quarter of 2012 related to the 2011 Cost Reduction Program ($19 million), and lower marketing, administration and research costs, partially offset by unfavorable mix due to growth in products introduced in recent years at a lower, popular price.
Net revenues, which include excise taxes billed to customers, for the three months ended June 30, 2013, increased $32 million (7.5%), due primarily to higher volume and higher pricing, which includes higher promotional investments, partially offset by unfavorable mix due to growth in products introduced in recent years at a lower, popular price. Operating companies income for the three months ended June 30, 2013 increased $30 million (12.5%), due primarily to higher volume ($14 million), higher pricing ($14 million), which includes higher promotional investments, and lower marketing, administration and research costs, partially offset by unfavorable mix due to growth in products introduced in recent years at a lower, popular price.
For the first half and second quarter of 2013, USSTC and PM USA’s combined reported domestic smokeless products shipment volume increased 4.0% and 4.6%, respectively, due to volume growth for Copenhagen and Skoal, partially offset by volume declines for Other portfolio brands. Copenhagen and Skoal’s combined shipment volume increased 5.4% and 5.8%, for the first half and second quarter of 2013, respectively, versus the prior-year periods. For both the first-half and second-quarter of 2013, Copenhagen’s volume grew 8.8%, as the brand continued to benefit from products introduced in recent years. Skoal’s volume increased 0.8% for the first half of 2013 and 1.8% for the second quarter of 2013.
USSTC and PM USA believe that the smokeless products category’s volume grew at an estimated rate of approximately 5% over the 12 months ending June 30, 2013. Adjusted smokeless products volume is difficult to estimate on a quarterly basis. However, after adjusting for changes in trade inventories and year-over-year calendar differences, USSTC and PM USA estimate that their combined 2013 first-half adjusted smokeless products shipment volume grew at a rate similar to the 12- month category growth rate.

Copenhagen and Skoal’s combined retail share for both the first half and second quarter of 2013 increased 0.6 share points versus the prior-year periods. Copenhagen’s 2013 first-half and second-quarter retail share grew 1.5 and 1.6 share points, respectively, as the brand continued to benefit from products introduced over the past several years. Skoal’s 2013 first-half and second-quarter retail share declined 0.9 and 1.0 share points, respectively, due primarily to competitive activity and Copenhagen’s performance.

USSTC and PM USA’s combined retail share for the first half of 2013 decreased 0.2% share points versus the prior-year period as retail share losses for Skoal and Other portfolio brands were mostly offset by Copenhagen’s gains. USSTC and PM USA’s combined retail share for the second quarter of 2013 was unchanged as retail share gains by Copenhagen were offset by losses for Skoal and Other portfolio brands.

Wine segment

Business Environment
Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle, Columbia Crest and 14 Hands, and owns wineries in or distributes wines from several other wine regions. As discussed in Note 11, Ste. Michelle holds an 85% ownership interest in Michelle-Antinori, LLC, which owns Stag’s Leap Wine Cellars in Napa Valley. Ste. Michelle also owns Conn Creek in Napa Valley and Erath in Oregon. In addition, Ste. Michelle imports and markets Antinori and Villa Maria Estate wines and Champagne Nicolas Feuillatte in the United States. Key elements of Ste. Michelle’s strategy are expanded domestic distribution of its wines, especially in certain account categories such as restaurants, wholesale clubs, supermarkets, wine shops and mass merchandisers, and a focus on improving product mix to higher-priced, premium products.

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

Operating Results
Ste. Michelle delivered higher operating companies income and margin for the first half and second quarter of 2013 due primarily to higher shipment volume.
The following discussion compares wine segment results for the six and three months ended June 30, 2013, with the six and three months ended June 30, 2012.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net revenues	$263	$241	$137	$128
Operating companies income	$45	$37	$25	$22

The following table summarizes wine segment case shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(cases in thousands)
Chateau Ste. Michelle	1,184	1,156	2.4%	654	628	4.1%
Columbia Crest	798	753	6.0%	413	412	0.2%
14 Hands	653	440	48.4%	336	224	50.0%
Other	901	907	(0.7)%	448	454	(1.3)%
Total wine	3,536	3,256	8.6%	1,851	1,718	7.7%

Net revenues, which include excise taxes billed to customers, for the six and three months ended June 30, 2013 increased $22 million (9.1%) and $9 million (7.0%), respectively, versus the prior-year periods, due primarily to higher shipment volume. Operating companies income for the six and three months ended June 30, 2013 increased $8 million (21.6%) and $3 million (13.6%), respectively, due primarily to higher shipment volume.

For the six and three months ended June 30, 2013, Ste. Michelle’s reported wine shipment volume increased 8.6% and 7.7%, respectively, due primarily to increased distribution.

Financial Review

Net Cash Provided by (Used in) Operating Activities

During the first six months of 2013, net cash provided by operating activities was $570 million compared with net cash used in operating activities of $85 million during the first six months of 2012. This change was due primarily to:

•	lower settlement payments, including the NPM Adjustment Settlement of $483 million that PM USA received as a credit against its April 2013 MSA payment;

•	the Closing Agreement with the IRS, which resulted in a payment for federal income tax and estimated interest of $456 million in 2012; and

•	a lower voluntary contribution to Altria Group, Inc.’s pension plans in the first six months of 2013;

partially offset by:

•	the timing of payments related to accrued liabilities and other current assets.

The NPM Adjustment Settlement is discussed further below and under Possible Adjustments in MSA Payments for 2003 - 2012 in Note 11.

Altria Group, Inc. had a working capital deficit at June 30, 2013 and December 31, 2012. Altria Group, Inc.’s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.

Net Cash Provided by Investing Activities

During the first six months of 2013, net cash provided by investing activities was $239 million compared with $510 million during the first six months of 2012. This decrease was due primarily to lower proceeds from asset sales in the financial services business in the first six months of 2013.

Net Cash Used in Financing Activities

During the first six months of 2013, net cash used in financing activities was $1.1 billion compared with $2.2 billion during the first six months of 2012. This decrease was due primarily to debt issuances during the first six months of 2013 and lower share repurchases, partially offset by higher dividends paid.

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

At June 30, 2013, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook

Moody’s	P-2	Baa1	Stable
Standard & Poor’s	A-2	BBB	Stable
Fitch	F2	BBB+	Stable

Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At June 30, 2013 and 2012, Altria Group, Inc. had no short-term borrowings.

For the six and three months ended June 30, 2013 and 2012, Altria Group, Inc.’s average daily short-term borrowings, peak short-term borrowings outstanding and weighted-average interest rate on short-term borrowings were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
	(dollars in millions)
Average daily short-term borrowings	$74	$15	$148	$31
Peak short-term borrowings outstanding	$650	$190	$650	$190
Weighted-average interest rate on short-term borrowings	0.34%	0.42%	0.34%	0.42%

Short-term borrowings were repaid with cash provided by operating activities. Peak borrowings for the six and three months ended June 30, 2013 and 2012 were due primarily to payments related to State Settlement Agreements as further discussed in Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation, Tobacco Space - Business Environment and Note 11.

At June 30, 2013, Altria Group, Inc. had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires on June 30, 2016. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit

Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage equal to Altria Group, Inc.’s credit default swap spread subject to certain minimum rates and maximum rates based on the higher of the rating of Altria Group, Inc.’s long-term senior unsecured debt from Standard & Poor’s and Moody’s. The applicable minimum and maximum rates based on Altria Group, Inc.’s long-term senior unsecured debt ratings at June 30, 2013 for borrowings under the Credit Agreement were 0.75% and 1.75%, respectively. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At June 30, 2013, the credit line available to Altria Group, Inc. under the Credit Agreement was $3.0 billion.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated EBITDA of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At June 30, 2013, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.8 to 1.0 and 8.0 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.

Any commercial paper issued by Altria Group, Inc. and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 12. Condensed Consolidating Financial Information to the condensed consolidated financial statements in Item 1 (“Note 12”).

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

Debt - At June 30, 2013 and December 31, 2012, Altria Group, Inc.’s total debt was $14.9 billion and $13.9 billion, respectively.

As discussed in Note 9. Debt to the condensed consolidated financial statements in Item 1, on May 2, 2013, Altria Group, Inc. issued $350 million aggregate principal amount of 2.95% senior unsecured long-term notes due 2023 and $650 million aggregate principal amount of 4.50% senior unsecured long-term notes due 2043. Interest on these notes is payable semi-annually. The net proceeds from the issuance of these senior unsecured notes were added to Altria Group, Inc.’s general funds and will be used for general corporate purposes.

Guarantees and Other Similar Matters - As discussed in Note 11, Altria Group, Inc. had guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at June 30, 2013. From time to time, subsidiaries of Altria Group, Inc. also issue lines of credit to affiliated entities. In addition, as discussed in Note 12, PM USA has issued guarantees related to Altria Group, Inc.’s indebtedness. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation - As discussed previously and in Note 11, PM USA has entered into State Settlement Agreements with the states and territories of the United States. PM USA also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA’s obligations under this trust expired on December 15, 2010 (these obligations had been offset by the obligations imposed on PM USA by FETRA, which expires in the third quarter of 2014). USSTC and Middleton are also subject to obligations imposed by FETRA. In addition, in June 2009, PM USA and a subsidiary of USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. The State Settlement Agreements, FETRA and the FDA user fees call for payments that are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.’s subsidiaries recorded approximately $2.0 billion and $2.5 billion of charges to cost of sales for the six months ended June 30, 2013 and 2012, respectively, and approximately $1.3 billion of charges to cost of sales for each of the three month periods ended June 30, 2013 and 2012. The 2013 amounts included pre-tax credits of $519 million and $36 million for the six and three months ended June 30, 2013, respectively, related to the NPM Adjustment Settlement discussed below and under Possible Adjustments in MSA Payments for 2003 - 2012 in Note 11.

Effective December 17, 2012, PM USA and the other tobacco product manufacturers that are original signatories (the “OPMs”) to the MSA, as well as certain other participating manufacturers, entered into a term sheet with 17 states, the District of Columbia and Puerto Rico for settlement of the 2003 - 2012 NPM Adjustments with those states and territories. On March 12, 2013, the arbitration panel in the pending NPM Adjustment arbitration issued a stipulated partial settlement and award (the “Stipulated Award”) permitting the term sheet to proceed. An additional MSA state joined the term sheet on April 12, 2013 (prior to the date of PM USA’s April 2013 MSA payment). Based on the identity of the signatory states that had joined the term sheet prior to the date of the April 2013 MSA payment, the reduction in PM USA’s MSA payment obligation was approximately $483 million, all of which PM USA received as a credit against its April 2013 MSA payment. Two additional MSA states joined the term sheet on May 24, 2013, resulting in an additional reduction in PM USA’s MSA payment obligation of $36 million, which PM USA expects to receive as a credit against its April 2014 MSA payment. As a result of the NPM Adjustment Settlement, PM USA recorded a $519 million and $36 million reduction to cost of sales on its condensed consolidated statement of earnings for the six and three months ended June 30, 2013, respectively. All states that have joined the term sheet are referred to collectively as the “signatory states.”

As discussed under Possible Adjustments in MSA Payments for 2003 - 2012 in Note 11, several non-signatory states have taken action, and additional non-signatory states may also take action, in state court to vacate or modify the Stipulated Award. No assurance can be given that this litigation or any other such attempts by other non-signatory states will be resolved in a manner favorable to PM USA, nor can PM USA predict the remedy that might be ordered if any such litigation were to be resolved unfavorably to PM USA. The term sheet also provides that the NPM Adjustment provision will be revised and streamlined as to the signatory states for years after 2012. In connection with the settlement, the formula for allocating among the OPMs the revised NPM Adjustments applicable in the future to the signatory states will be modified in a manner favorable to PM USA, although the extent to which it is favorable to PM USA will be dependent upon certain future events, including the future relative market shares of the OPMs.

Based on current agreements, 2012 market share and historical annual industry volume decline rates, the estimated amounts that Altria Group, Inc.’s subsidiaries may charge to cost of sales for these payments approximate $4.5 billion in 2013 and $5 billion for each year thereafter. These amounts include the $519 million credit recorded during the six months ended June 30, 2013, but exclude the potential impact of the revised and streamlined NPM Adjustment provision applicable to signatory states for years after 2012 discussed above.

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

Litigation Escrow Deposits - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of June 30, 2013, PM USA had posted various forms of security totaling approximately $39 million, the majority of which have been collateralized with cash deposits. These cash deposits are included in other assets on the condensed consolidated balance sheet.

Although litigation is subject to uncertainty and an adverse outcome or settlement of litigation could have a material adverse effect on the financial position, cash flows or results of operations of PM USA, UST or Altria Group, Inc. in a particular fiscal quarter or fiscal year as more fully disclosed in Note 11 and in Cautionary Factors That May Affect Future Results, management expects cash flow from operations, together with Altria Group, Inc.’s access to capital markets, to provide sufficient liquidity to meet ongoing business needs.

Leases - PMCC’s investment in leases is included in the line item finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012. At June 30, 2013, PMCC’s net finance receivables of approximately $2.2 billion in leveraged leases, which are included in finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheet, consisted of rents receivable ($5.2 billion) and the residual value of assets under lease ($1.1 billion), reduced by third-party nonrecourse debt ($3.3 billion) and unearned income ($0.8 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, at June 30, 2013, also included net finance receivables for direct finance leases ($0.2 billion) and an allowance for losses ($0.1 billion).

Equity and Dividends

On January 29, 2013, Altria Group, Inc. granted an aggregate of 1.4 million shares of restricted and deferred stock to eligible employees. Restrictions on these shares lapse in the first quarter of 2016. The market value per share was $33.74 on the date of grant.

During the six months ended June 30, 2013, 2.6 million shares of restricted and deferred stock vested. The total fair value of restricted and deferred stock that vested during the six months ended June 30, 2013 was $89 million. The weighted-average grant date fair value per share of these awards was $20.32.

Dividends paid during the first six months of 2013 and 2012 were $1,769 million and $1,674 million, respectively, an increase of 5.7%, primarily reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase programs discussed below. Altria Group, Inc. expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $1.76 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of Altria Group, Inc.’s Board of Directors.

In October 2011, Altria Group, Inc.’s Board of Directors authorized a $1.0 billion share repurchase program, which was expanded to $1.5 billion in October 2012 (as expanded, the “October 2011 share repurchase program”). During the first quarter of 2013, Altria Group, Inc. repurchased 1.7 million shares (aggregate cost of approximately $57 million, and $34.05 average price per share), completing the October 2011 share repurchase program. Under this program, Altria Group, Inc. repurchased a total of 48.3 million shares of its common stock at an average price of $31.06 per share.

In April 2013, Altria Group, Inc.’s Board of Directors authorized a new $300 million share repurchase program (the “April 2013 share repurchase program”), which Altria Group, Inc. expects to complete by the end of 2013. During the three months ended June 30, 2013, Altria Group, Inc. repurchased 3.7 million shares (aggregate cost of approximately $135 million, and $36.27 average price per share) under the April 2013 share repurchase program.

During the six months ended June 30, 2013 and 2012, Altria Group, Inc. repurchased 5.4 million shares (aggregate cost of approximately $192 million, and $35.58 average price per share) and 11.9 million shares (aggregate cost of approximately $360 million, and $30.16 average price per share), respectively, under the share repurchase programs discussed above.

The timing of share repurchases under the April 2013 share repurchase program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of Altria Group, Inc.’s Board of Directors.

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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in Altria Group, Inc.’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this Quarterly Report on Form 10-Q (“Form 10-Q”), particularly in the “Business Environment” sections preceding our discussion of operating results of our subsidiaries’ businesses above. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.
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
Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 45 states and Puerto Rico now limit the dollar amount of bonds or require no bond at all. As discussed in Note 11, tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.
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

Altria Group, Inc. and its subsidiaries have achieved substantial success in managing litigation. Nevertheless, litigation is subject to uncertainty and significant challenges remain. It is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Altria Group, Inc. and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. Each of the companies has defended, and will continue to defend, vigorously against litigation challenges. However, Altria Group, Inc. and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria Group, Inc. to do so. See Note 11 and Exhibits 99.1 and 99.2 to this Form 10-Q for a discussion of pending tobacco-related litigation.
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
PM USA, USSTC and other Altria Group, Inc. subsidiaries are subject to regulation, and may become subject to additional regulation, by the FDA, as discussed in detail in Tobacco Space - Business Environment - FSPTCA and FDA Regulation above. We cannot predict how the FDA will implement and enforce its statutory authority, including by promulgating additional regulations, taking other regulatory actions and pursuing possible investigatory or enforcement actions.
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
New Product Technologies. Altria Group, Inc.’s subsidiaries continue to seek ways to develop and to commercialize new product technologies that may reduce the health risks associated with current tobacco products, while continuing to offer adult tobacco consumers (within and outside the United States) products that meet their taste expectations and evolving preferences. Potential solutions include tobacco-containing and nicotine-containing products that reduce or eliminate exposure to cigarette smoke and/or constituents identified by public health authorities as harmful. These efforts may include arrangements with third parties. Our subsidiaries may not succeed in their efforts. If they do not succeed, but one or more of their competitors does, our subsidiaries may be at a competitive disadvantage. Further, we cannot predict whether regulators, including the FDA, will permit the marketing or sale of such products with claims of reduced risk to consumers or whether consumers’ purchase decisions would be affected by such claims. Nor can we predict whether regulators will impose an unduly burdensome regulatory framework on such products. Any of these developments could adversely affect the commercial viability of any such new products.
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
Competition, Evolving Adult Consumer Preferences and Economic Conditions. Each of our tobacco and wine subsidiaries is subject to intense competition and changes in adult consumer preferences. To be successful, they must continue to:
•promote brand equity successfully;
•anticipate and respond to new and evolving adult consumer preferences;

•	develop, manufacture, market and distribute products that appeal to adult consumers (including, where appropriate, through arrangements with third parties);
•improve productivity; and
•protect or enhance margins through cost savings and price increases.
See Tobacco Space - Business Environment - Summary for additional discussion concerning evolving adult tobacco consumer preferences.
The willingness of adult consumers to purchase premium consumer product brands depends in part on economic conditions, which can have a material adverse effect on the business, consolidated results of operations, cash flows and financial position of Altria Group, Inc. In periods of economic uncertainty, adult consumers may purchase more discount brands and/or, in the case of tobacco products, consider lower-priced tobacco products. Our tobacco and wine subsidiaries work to broaden their brand portfolios to compete effectively with lower-priced products.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 24, 2013, Altria Group, Inc.’s Board of Directors authorized a $300 million share repurchase program (the “April 2013 share repurchase program”), which Altria Group, Inc. expects to complete by the end of 2013. The timing of share repurchases under the April 2013 share repurchase program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of Altria Group, Inc.’s Board of Directors.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended June 30, 2013 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

April 1 - 30, 2013	306,722	$35.71	106,000	$296,138,134
May 1 - 31, 2013	2,180,479	$36.76	2,280,000	$216,208,862
June 1 - 30, 2013	1,434,907	$35.52	3,712,000	$165,351,782
For the Quarter Ended June 30, 2013	3,922,108	$36.22

(1)
The total number of shares purchased include (a) shares purchased under the April 2013 share repurchase program (which totaled 106,000 shares in April, 2,174,000 shares in May and 1,432,000 shares in June) and (b) shares withheld by Altria Group, Inc. in an amount equal to statutory withholding for holders who vested in restricted and deferred stock and used shares to pay all or a portion of the related taxes, and forfeitures of restricted stock for which consideration was paid in connection with termination of employment of certain employees (which totaled 200,722 shares in April, 6,479 shares in May and 2,907 shares in June).

(2)	Aggregate number of shares repurchased under the April 2013 share repurchase program as of the end of the period presented.

Item 6. Exhibits.

3.1
Amended and Restated By-Laws of Altria Group, Inc., effective on the date of the 2013 Annual Meeting of Shareholders. Incorporated by reference to Exhibit 3.2 to Altria Group, Inc.’s Current Report on Form 8-K filed on February 26, 2013 (File No. 1-08940).

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

99.3
Definitions of Terms Related to Financial Covenants included in Altria Group, Inc.’s 5-year Revolving Credit Agreement, dated as of June 30, 2011. Incorporated by reference to Exhibit 99.3 to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-08940).

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
July 24, 2013