Form 10-Q
period 2013-09-30
ALTRIA GROUP, INC.
filed 2013-10-24
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
At October 15, 2013, there were 2,000,014,810 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$4,211	$2,900
Receivables	92	193
Inventories:
Leaf tobacco	798	876
Other raw materials	177	173
Work in process	307	349
Finished product	436	348
	1,718	1,746
Deferred income taxes	1,218	1,216
Other current assets	310	260
Total current assets	7,549	6,315
Property, plant and equipment, at cost	4,787	4,750
Less accumulated depreciation	2,746	2,648
	2,041	2,102
Goodwill	5,174	5,174
Other intangible assets, net	12,063	12,078
Investment in SABMiller	6,520	6,637
Finance assets, net	2,153	2,581
Other assets	450	442
Total Assets	$35,950	$35,329

See notes to condensed consolidated financial statements.
Continued

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	September 30, 2013	December 31, 2012
Liabilities
Current portion of long-term debt	$1,984	$1,459
Accounts payable	347	451
Accrued liabilities:
Marketing	523	568
Employment costs	215	184
Settlement charges	3,047	3,616
Other	1,258	1,093
Dividends payable	963	888
Total current liabilities	8,337	8,259
Long-term debt	12,892	12,419
Deferred income taxes	6,466	6,652
Accrued pension costs	1,243	1,735
Accrued postretirement health care costs	2,492	2,504
Other liabilities	505	556
Total liabilities	31,935	32,125
Contingencies (Note 11)
Redeemable noncontrolling interest	34	34
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,701	5,688
Earnings reinvested in the business	25,636	24,316
Accumulated other comprehensive losses	(2,223)	(2,040)
Cost of repurchased stock (805,674,097 shares in 2013 and 796,221,021 shares in 2012)	(26,068)	(25,731)
Total stockholders’ equity attributable to Altria Group, Inc.	3,981	3,168
Noncontrolling interests	—	2
Total stockholders’ equity	3,981	3,170
Total Liabilities and Stockholders’ Equity	$35,950	$35,329
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Net revenues	$18,386	$18,376
Cost of sales	5,210	5,860
Excise taxes on products	5,127	5,336
Gross profit	8,049	7,180
Marketing, administration and research costs	1,723	1,678
Changes to Mondelēz and PMI tax-related receivables/payables	25	(48)
Asset impairment and exit costs	1	47
Amortization of intangibles	15	15
Operating income	6,285	5,488
Interest and other debt expense, net	794	868
Loss on early extinguishment of debt	—	874
Earnings from equity investment in SABMiller	(738)	(973)
Earnings before income taxes	6,229	4,719
Provision for income taxes	2,182	1,641
Net earnings	4,047	3,078
Net earnings attributable to noncontrolling interests	—	(1)
Net earnings attributable to Altria Group, Inc.	$4,047	$3,077
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$2.02	$1.51
Dividends declared	$1.36	$1.26

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2013	2012
Net revenues	$6,553	$6,242
Cost of sales	1,939	1,982
Excise taxes on products	1,793	1,776
Gross profit	2,821	2,484
Marketing, administration and research costs	659	548
Changes to Mondelēz and PMI tax-related receivables/payables	25	(48)
Asset impairment and exit costs	—	10
Amortization of intangibles	5	5
Operating income	2,132	1,969
Interest and other debt expense, net	269	282
Loss on early extinguishment of debt	—	874
Earnings from equity investment in SABMiller	(255)	(230)
Earnings before income taxes	2,118	1,043
Provision for income taxes	722	386
Net earnings	1,396	657
Net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to Altria Group, Inc.	$1,396	$657
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$0.70	$0.32
Dividends declared	$0.48	$0.44

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Net earnings	$4,047	$3,078
Other comprehensive (losses) earnings, net of deferred income taxes:
Currency translation adjustments	(1)	—
Benefit plans	159	98
SABMiller	(341)	185
Other comprehensive (losses) earnings, net of deferred income taxes	(183)	283

Comprehensive earnings	3,864	3,361
Comprehensive earnings attributable to noncontrolling interests	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$3,864	$3,360

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,
	2013	2012
Net earnings	$1,396	$657
Other comprehensive earnings, net of deferred income taxes:
Benefit plans	46	37
SABMiller	61	33
Other comprehensive earnings, net of deferred income taxes	107	70

Comprehensive earnings	1,503	727
Comprehensive earnings attributable to noncontrolling interests	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$1,503	$727

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Year Ended December 31, 2012 and
the Nine Months Ended September 30, 2013
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2011	$935	$5,674	$23,583	$(1,887)	$(24,625)	$3	$3,683
Net earnings (1)	—	—	4,180	—	—	—	4,180
Other comprehensive losses, net of deferred income tax benefit	—	—	—	(153)	—	—	(153)
Stock award activity	—	14	—	—	10	—	24
Cash dividends declared ($1.70 per share)	—	—	(3,447)	—	—	—	(3,447)
Repurchases of common stock	—	—	—	—	(1,116)	—	(1,116)
Other	—	—	—	—	—	(1)	(1)
Balances, December 31, 2012	935	5,688	24,316	(2,040)	(25,731)	2	3,170
Net earnings (losses) (1)	—	—	4,047	—	—	(2)	4,045
Other comprehensive losses, net of deferred income tax benefit	—	—	—	(183)	—	—	(183)
Stock award activity	—	13	—	—	11	—	24
Cash dividends declared ($1.36 per share)	—	—	(2,727)	—	—	—	(2,727)
Repurchases of common stock	—	—	—	—	(348)	—	(348)
Balances, September 30, 2013	$935	$5,701	$25,636	$(2,223)	$(26,068)	$—	$3,981

(1)
Net earnings/losses attributable to noncontrolling interests for the nine months ended September 30, 2013 and for the year ended December 31, 2012 exclude net earnings of $2 million and $3 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section in the condensed consolidated balance sheets at September 30, 2013 and December 31, 2012. See Note 11.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash Provided by (Used in) Operating Activities
Net earnings	$4,047	$3,078
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	158	169
Deferred income tax benefit	(105)	(1,088)
Earnings from equity investment in SABMiller	(738)	(973)
Dividends from SABMiller	331	299
IRS payment related to the Closing Agreement	—	(456)
Loss on early extinguishment of debt	—	874
Cash effects of changes:
Receivables, net	101	202
Inventories	28	155
Accounts payable	(19)	(38)
Income taxes	181	825
Accrued liabilities and other current assets	(103)	(195)
Accrued settlement charges	(569)	(277)
Pension plan contributions	(391)	(538)
Pension provisions and postretirement, net	133	134
Other	(78)	(51)
Net cash provided by operating activities	2,976	2,120
See notes to condensed consolidated financial statements.
Continued

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash Provided by (Used in) Investing Activities
Capital expenditures	$(90)	$(77)
Proceeds from finance assets	559	813
Other	16	(8)
Net cash provided by investing activities	485	728
Cash Provided by (Used in) Financing Activities
Long-term debt issued	996	2,787
Long-term debt repaid	—	(2,600)
Repurchases of common stock	(382)	(595)
Dividends paid on common stock	(2,652)	(2,508)
Financing fees and debt issuance costs	(12)	(22)
Tender premiums and fees related to early extinguishment of debt	—	(864)
Other	(100)	(130)
Net cash used in financing activities	(2,150)	(3,932)
Cash and cash equivalents:
Increase (decrease)	1,311	(1,084)
Balance at beginning of period	2,900	3,270
Balance at end of period	$4,211	$2,186
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At September 30, 2013, Altria Group, Inc.’s direct and indirect wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless tobacco products in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its direct and indirect wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Nu Mark LLC (“Nu Mark”), an indirect wholly-owned subsidiary of Altria Group, Inc., is engaged in the development and marketing of innovative tobacco products for adult tobacco consumers. Philip Morris Capital Corporation (“PMCC”), a direct wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held approximately 26.8% of the economic and voting interest of SABMiller plc (“SABMiller”) at September 30, 2013, which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends. At September 30, 2013, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

Dividends and Share Repurchases

During the third quarter of 2013, Altria Group, Inc.’s Board of Directors (the “Board of Directors”) approved a 9.1% increase in the quarterly dividend rate to $0.48 per common share versus the previous rate of $0.44 per common share. The current annualized dividend rate is $1.92 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of the Board of Directors.

In October 2011, the Board of Directors authorized a $1.0 billion share repurchase program that was expanded to $1.5 billion in October 2012 (as expanded, the “October 2011 share repurchase program”). During the first quarter of 2013, Altria Group, Inc. repurchased 1.7 million shares (aggregate cost of approximately $57 million, and $34.05 average price per share) and completed the October 2011 share repurchase program. Under this program, Altria Group, Inc. repurchased a total of 48.3 million shares of its common stock at an average price of $31.06 per share.

In April 2013, the Board of Directors authorized a new $300 million share repurchase program that was expanded to $1.0 billion in August 2013 (as expanded, the “April 2013 share repurchase program”). Altria Group, Inc. expects to complete this program by the end of the third quarter of 2014. During the nine and three months ended September 30, 2013, Altria Group, Inc. repurchased 8.2 million shares (aggregate cost of approximately $291 million, and $35.44 average price per share) and 4.5 million shares (aggregate cost of approximately $156 million, and $34.75 average price per share), respectively, under the April 2013 share repurchase program. At September 30, 2013, Altria Group, Inc. had approximately $709 million remaining in the April 2013 share repurchase program.

During the nine months ended September 30, 2013 and 2012, Altria Group, Inc. repurchased 9.9 million shares (aggregate cost of approximately $348 million, and $35.20 average price per share) and 19.6 million shares (aggregate cost of approximately $622 million, and $31.76 average price per share), respectively, under the share repurchase programs discussed above.

The timing of share repurchases under the April 2013 share repurchase program depends upon marketplace conditions and other factors. The program remains subject to the discretion of the Board of Directors.

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

Note 2. Asset Impairment, Exit and Implementation Costs:

For the nine months ended September 30, 2013, pre-tax asset impairment and exit costs of $1 million were recorded in the smokeable products segment. For the nine months ended September 30, 2013, pre-tax implementation costs of $1 million were recorded in marketing, administration and research costs in the smokeable products segment.

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

For the nine months ended September 30, 2012, pre-tax implementation (gain) costs of $(7) million shown in the table above were recorded on Altria Group, Inc.’s condensed consolidated statement of earnings as follows: a net gain of $15 million, which included a $26 million curtailment gain related to amendments made to an Altria Group, Inc. postretirement benefit plan, was included in marketing, administration and research costs; and other costs of $8 million were included in cost of sales. For the three months ended September 30, 2012, pre-tax implementation costs of $1 million shown in the table above were recorded in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statement of earnings.

The severance liability related to the 2011 Cost Reduction Program was $37 million at December 31, 2012, substantially all of which was paid as of June 30, 2013.

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Service cost	$65	$59	$22	$19
Interest cost	235	258	78	86
Expected return on plan assets	(370)	(331)	(123)	(110)
Amortization:
Net loss	203	168	67	56
Prior service cost	8	8	3	3
Net periodic pension cost	$141	$162	$47	$54

Employer Contributions

Altria Group, Inc. makes contributions to the extent that they are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service (“IRS”) regulations. On January 2, 2013, Altria Group, Inc. made a voluntary $350 million contribution to its pension plans. Additional employer contributions of $41 million were made to Altria Group, Inc.’s pension plans during the nine months ended September 30, 2013. Currently, Altria Group, Inc. anticipates making additional employer contributions to its pension plans during the remainder of 2013 of up to approximately $5 million, based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Service cost	$13	$16	$3	$5
Interest cost	74	87	23	27
Amortization:
Net loss	38	34	10	10
Prior service credit	(33)	(32)	(11)	(9)
Curtailment gain	—	(26)	—	—
Net postretirement health care costs	$92	$79	$25	$33

The curtailment gain shown in the table above is related to the 2011 Cost Reduction Program. For further information on this program, see Note 2. Asset Impairment, Exit and Implementation Costs.

Note 4. Earnings from Equity Investment in SABMiller:

Pre-tax earnings from Altria Group, Inc.’s equity investment in SABMiller consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Equity earnings	$662	$942	$243	$216
Gains resulting from issuances of common stock by SABMiller	76	31	12	14
	$738	$973	$255	$230

Altria Group, Inc.’s equity earnings for the nine months ended September 30, 2012 included its share of pre-tax non-cash gains of $342 million resulting from SABMiller’s strategic alliance transactions with Anadolu Efes and Castel.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net earnings attributable to Altria Group, Inc.	$4,047	$3,077	$1,396	$657
Less: Distributed and undistributed earnings attributable to unvested restricted and deferred shares	(11)	(10)	(4)	(2)
Earnings for basic and diluted EPS	$4,036	$3,067	$1,392	$655

Weighted-average shares for basic and diluted EPS	2,001	2,028	1,998	2,024
Since February 29, 2012, there were no stock options outstanding. For the nine months ended September 30, 2012 computation, there were no antidilutive stock options.

Note 6. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

	For the Nine Months Ended September 30, 2013
	Currency Translation Adjustments	Benefit Plans	SABMiller	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2012	$2	$(2,414)	$372	$(2,040)

Other comprehensive (losses) earnings before reclassifications	(1)	30	(527)	(498)
Deferred income taxes	—	(13)	184	171
Other comprehensive (losses) earnings before reclassifications, net of deferred income taxes	(1)	17	(343)	(327)

Amounts reclassified to net earnings	—	230	2	232
Deferred income taxes	—	(88)	—	(88)
Amounts reclassified to net earnings, net of deferred income taxes	—	142	2	144

Other comprehensive (losses) earnings, net of deferred income taxes	(1)	159	(341)	(183)

Balances, September 30, 2013	$1	$(2,255)	$31	$(2,223)

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended September 30, 2013
	Currency Translation Adjustments	Benefit Plans	SABMiller	Accumulated Other Comprehensive Losses
	(in millions)
Balances, June 30, 2013	$1	$(2,301)	$(30)	$(2,330)

Other comprehensive earnings before reclassifications	—	—	92	92
Deferred income taxes	—	—	(32)	(32)
Other comprehensive earnings before reclassifications, net of deferred income taxes	—	—	60	60

Amounts reclassified to net earnings	—	74	1	75
Deferred income taxes	—	(28)	—	(28)
Amounts reclassified to net earnings, net of deferred income taxes	—	46	1	47

Other comprehensive earnings, net of deferred income taxes	—	46	61	107

Balances, September 30, 2013	$1	$(2,255)	$31	$(2,223)

	For the Nine Months Ended September 30, 2012
	Currency Translation Adjustments	Benefit Plans	SABMiller	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2011	$2	$(2,062)	$173	$(1,887)

Other comprehensive earnings before reclassifications	—	—	280	280
Deferred income taxes	—	—	(98)	(98)
Other comprehensive earnings before reclassifications, net of deferred income taxes	—	—	182	182

Amounts reclassified to net earnings	—	162	4	166
Deferred income taxes	—	(64)	(1)	(65)
Amounts reclassified to net earnings, net of deferred income taxes	—	98	3	101

Other comprehensive earnings, net of deferred income taxes	—	98	185	283

Balances, September 30, 2012	$2	$(1,964)	$358	$(1,604)

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended September 30, 2012
	Currency Translation Adjustments	Benefit Plans	SABMiller	Accumulated Other Comprehensive Losses
	(in millions)
Balances, June 30, 2012	$2	$(2,001)	$325	$(1,674)

Other comprehensive earnings before reclassifications	—	—	43	43
Deferred income taxes	—	—	(15)	(15)
Other comprehensive earnings before reclassifications, net of deferred income taxes	—	—	28	28

Amounts reclassified to net earnings	—	60	8	68
Deferred income taxes	—	(23)	(3)	(26)
Amounts reclassified to net earnings, net of deferred income taxes	—	37	5	42

Other comprehensive earnings, net of deferred income taxes	—	37	33	70

Balances, September 30, 2012	$2	$(1,964)	$358	$(1,604)

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings for the nine and three months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Benefit Plans: (a)
Net loss	$255	$212	$82	$66
Prior service cost/credit	(25)	(50)	(8)	(6)
	230	162	74	60

SABMiller (b)	2	4	1	8

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$232	$166	$75	$68

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7. Segment Reporting:

The products of Altria Group, Inc.’s subsidiaries include smokeable products comprised of cigarettes manufactured and sold by PM USA and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; smokeless products manufactured and sold by or on behalf of USSTC and PM USA; and wine produced and/or distributed by Ste. Michelle. The products and services of these subsidiaries constitute Altria Group, Inc.’s reportable segments of smokeable products, smokeless products and wine. The financial services and the alternative products businesses are included in all other.

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
Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net revenues:
Smokeable products	$16,448	$16,616	$5,802	$5,613
Smokeless products	1,333	1,243	485	437
Wine	411	381	148	140
All other	194	136	118	52
Net revenues	$18,386	$18,376	$6,553	$6,242
Earnings before income taxes:
Operating companies income:
Smokeable products	$5,471	$4,716	$1,825	$1,637
Smokeless products	769	678	277	246
Wine	73	63	28	26
All other	185	166	92	79
Amortization of intangibles	(15)	(15)	(5)	(5)
General corporate expenses	(173)	(168)	(60)	(62)
Changes to Mondelēz and PMI tax-related receivables/payables	(25)	48	(25)	48
Operating income	6,285	5,488	2,132	1,969
Interest and other debt expense, net	(794)	(868)	(269)	(282)
Loss on early extinguishment of debt	—	(874)	—	(874)
Earnings from equity investment in SABMiller	738	973	255	230
Earnings before income taxes	$6,229	$4,719	$2,118	$1,043

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Items affecting the comparability of operating companies income for the reportable segments were as follows:

Non-Participating Manufacturer (“NPM”) Adjustment Items - For the nine and three months ended September 30, 2013, PM USA recorded pre-tax income of $664 million and $145 million, respectively, on Altria Group, Inc.’s condensed consolidated statements of earnings, which increased operating companies income in the smokeable products segment. This recording of pre-tax income resulted from the following:

•
a reduction to cost of sales of $519 million for the nine months ended September 30, 2013 for the settlement of disputes with certain states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement (the “MSA”) for the years 2003 - 2012; and

•
a reduction to cost of sales of $145 million for the nine and three months ended September 30, 2013 for the September 11, 2013 diligent enforcement rulings of the arbitration panel presiding over the NPM adjustment dispute for 2003.

For further discussion of these items, see Possible Adjustments in MSA Payments for 2003 - 2012 in Note 11. Contingencies.
Asset Impairment, Exit and Implementation Costs - See Note 2. Asset Impairment, Exit and Implementation Costs for a breakdown of these costs by segment.

Tobacco and Health Judgments - See Note 11. Contingencies for pre-tax charges related to tobacco and health judgments recorded in operating companies income in the smokeable products segment.

Note 8. Finance Assets, net:

In 2003, PMCC ceased making new investments and began focusing exclusively on managing its portfolio of finance assets in order to maximize its operating results and cash flows from its existing lease portfolio activities and asset sales. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold.

At September 30, 2013, finance assets, net, of $2,153 million were comprised of investments in finance leases of $2,194 million and a receivable of $11 million, reduced by the allowance for losses of $52 million. At December 31, 2012, finance assets, net, of $2,581 million were comprised of investments in finance leases of $2,680 million, reduced by the allowance for losses of $99 million.
The activity in the allowance for losses on finance assets for the nine months ended September 30, 2013 and 2012 was as follows:

	For the Nine Months Ended September 30,
	2013	2012
	(in millions)
Balance at beginning of the year	$99	$227
Decrease to allowance	(47)	(10)
Amounts written-off	—	(118)
Balance at September 30	$52	$99

PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. During the nine months ended September 30, 2013 and 2012, PMCC determined that its allowance for losses exceeded the amount required based on management’s assessment of the credit quality and size of PMCC’s leasing portfolio. As a result, PMCC reduced its allowance for losses by $47 million for the nine months ended September 30, 2013, and by $10 million for the nine months ended September 30, 2012. These decreases to the allowance for losses were recorded as a reduction to marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statements of earnings.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In addition, as a result of developments related to the 2011 American Airlines, Inc. (“American”) bankruptcy filing, during the nine months ended September 30, 2012, PMCC wrote off $118 million of the related investment in finance lease balance against its allowance for losses. Also, during the third quarter of 2012, deferred taxes of $22 million were accelerated and PMCC recorded $33 million of pre-tax income primarily related to recoveries from the sale of bankruptcy claims on, as well as the sale of aircraft under, its leases to American. During the first quarter of 2013, PMCC sold its remaining interest in the American aircraft leases.

All PMCC lessees were current on their lease payment obligations as of September 30, 2013.

PMCC believes that, as of September 30, 2013, the allowance for losses of $52 million was adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may increase or decrease its allowance for losses if such conditions change in the future.
The credit quality of PMCC’s investments in finance assets as assigned by Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”) at September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
	(in millions)
Credit Rating by Standard & Poor’s/Moody’s:
“AAA/Aaa” to “A-/A3”	$611	$961
“BBB+/Baa1” to “BBB-/Baa3”	931	938
“BB+/Ba1” and Lower	663	781
Total	$2,205	$2,680

Note 9. Debt:

Short-term Borrowings and Borrowing Arrangements

At September 30, 2013 and December 31, 2012, Altria Group, Inc. had no short-term borrowings.

On August 19, 2013, Altria Group, Inc. amended and restated its $3.0 billion senior unsecured 5-year revolving credit agreement to extend the expiration date to August 19, 2018, with an option, subject to certain conditions, for Altria Group, Inc. to extend the expiration date for two additional one-year periods (as amended and restated, the “Credit Agreement”). All other terms of the Credit Agreement remain substantially the same.

Any borrowings under the Credit Agreement are guaranteed by PM USA (see Note 12. Condensed Consolidating Financial Information). At September 30, 2013, the credit line available to Altria Group, Inc. under the Credit Agreement was $3.0 billion.

Long-term Debt

On May 2, 2013, Altria Group, Inc. issued $350 million aggregate principal amount of 2.95% senior unsecured long-term notes due 2023 and $650 million aggregate principal amount of 4.50% senior unsecured long-term notes due 2043. Interest on these notes is payable semi-annually. The net proceeds from the issuance of these senior unsecured notes were added to Altria Group. Inc.’s general funds and were used for general corporate purposes.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The obligations of Altria Group, Inc. under the notes are guaranteed by PM USA (see Note 12. Condensed Consolidating Financial Information).

Altria Group, Inc.’s estimate of the fair value of its debt is based on observable market information derived from a third-party pricing source and is classified in level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.’s total long-term debt at September 30, 2013 and December 31, 2012, was $17.4 billion and $17.6 billion, respectively, as compared with its carrying value of $14.9 billion and $13.9 billion, respectively.

Tender Offer for Altria Group, Inc. Senior Notes

In August 2012, Altria Group, Inc. issued $1.9 billion aggregate principal amount of 2.85% senior unsecured long-term notes due 2022 and $0.9 billion aggregate principal amount of 4.25% senior unsecured long-term notes due 2042. The net proceeds from the issuances of these senior unsecured notes were added to Altria Group, Inc.’s general funds and were used in connection with a tender offer to purchase for cash $2.0 billion aggregate principal amount of certain of its senior unsecured notes. During the third quarter of 2012, Altria Group, Inc. repurchased $1,151 million aggregate principal amount of its 9.70% notes due 2018, and $849 million aggregate principal amount of its 9.25% notes due 2019. As a result of this tender offer, Altria Group, Inc. recorded, during the third quarter of 2012, a pre-tax loss on early extinguishment of debt of $874 million, which included debt tender premiums and fees of $864 million and the write-off of related unamortized debt discounts and debt issuance costs of $10 million.

Note 10. Income Taxes:

The income tax rate of 35.0% for the nine months ended September 30, 2013 increased 0.2 percentage points from 34.8% for the nine months ended September 30, 2012, due primarily to the following:

•
an interest benefit, recorded during the second quarter of 2012, resulting primarily from lower than estimated interest on tax underpayments related to the execution of a closing agreement with the IRS that conclusively resolved the federal income tax treatment for all prior and future tax years of certain leveraged lease transactions entered into by PMCC (the “Closing Agreement”); and

•
the reversal in 2012 of tax reserves and associated interest due primarily to the closure in August 2012 of the IRS audit of Altria Group, Inc. and its consolidated subsidiaries’ 2004 - 2006 tax years (“IRS 2004 - 2006 Audit”);

partially offset by:

•
the resolution of various Kraft Foods Inc. (now known as Mondelēz International, Inc. (“Mondelēz”)) and Philip Morris International Inc. (“PMI”) tax matters in the third quarters of 2013 and 2012, as discussed further below;

•	the reduction in certain consolidated tax benefits in 2012 resulting from the third quarter of 2012 debt tender offer (see Note 9. Debt); and

•	the reversal in 2013 of tax accruals no longer required.
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The income tax rate of 34.1% for the three months ended September 30, 2013 decreased 2.9 percentage points from 37.0% for the three months ended September 30, 2012, due primarily to the following:

•	the resolution of various Mondelēz and PMI tax matters in the third quarters of 2013 and 2012, as discussed further below;

•	the reduction in certain consolidated tax benefits in 2012 resulting from the third quarter of 2012 debt tender offer; and

•	the reversal in 2013 of tax accruals no longer required;
partially offset by:

•	the reversal in 2012 of tax reserves and associated interest due primarily to the closure in August 2012 of the IRS 2004 - 2006 Audit.
Under tax sharing agreements entered into in connection with the 2007 and 2008 spin-offs between Altria Group, Inc. and its former subsidiaries Mondelēz and PMI, respectively, Mondelēz and PMI are responsible for their respective pre-spin-off tax obligations. Altria Group, Inc., however, remains severally liable for Mondelēz’s and PMI’s pre-spin-off federal tax obligations pursuant to regulations governing federal consolidated income tax returns, and continues to include the pre-spin-off federal income tax reserves of Mondelēz and PMI in its liability for uncertain tax positions. Altria Group, Inc. also includes corresponding receivables/payables from Mondelēz and PMI in its assets and liabilities. A third quarter 2013 tax benefit of $25 million for Mondelēz tax matters, relating to the IRS audit of Altria Group, Inc. and its consolidated subsidiaries’ 2007 - 2009 tax years, was offset by the recording of a corresponding payable to Mondelēz, which was recorded as a decrease to operating income on Altria Group, Inc.’s condensed consolidated statements of earnings for the nine and three months ended September 30, 2013. A third quarter 2012 tax provision of $48 million for Mondelēz and PMI tax matters, resulting from the closure of the IRS 2004 - 2006 Audit, was offset by an increase to the corresponding receivables from Mondelēz and PMI, which was recorded as an increase to operating income on Altria Group, Inc.’s condensed consolidated statements of earnings for the nine and three months ended September 30, 2012. Due to these offsets, the Mondelēz and PMI tax matters had no impact on Altria Group, Inc.’s net earnings for the nine and three months ended September 30, 2013 and 2012.
Altria Group, Inc. is subject to income taxation in many jurisdictions. Uncertain tax positions reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within the control of Altria Group, Inc. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $130 million, a portion of which would relate to the unrecognized tax benefits from Mondelēz and PMI, for which Altria Group, Inc. is indemnified by Mondelēz and PMI under respective tax sharing agreements.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of October 21, 2013, October 25, 2012 and October 24, 2011.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Type of Case	Number of Cases Pending as of October 21, 2013	Number of Cases Pending as of October 25, 2012	Number of Cases Pending as of October 24, 2011
Individual Smoking and Health Cases (1)	68	77	79
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	6	7	7
Health Care Cost Recovery Actions (3)	1	1	2
“Lights/Ultra Lights” Class Actions	15	14	18

(1) Does not include 2,572 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (discussed below in Smoking and Health Litigation - Engle Class Action).

(2) Includes as one case the 600 civil actions (of which 346 were actions against PM USA) that were to be tried in a single proceeding in West Virginia (In re: Tobacco Litigation). The West Virginia Supreme Court of Appeals has ruled that the United States Constitution did not preclude a trial in two phases in this case. Issues related to defendants’ conduct and whether punitive damages are permissible were tried in the first phase. Trial in the first phase of this case began in April 2013. In May 2013, the jury returned a verdict in favor of defendants on the claims for design defect, negligence, failure to warn, breach of warranty, and concealment and declined to find that the defendants’ conduct warranted punitive damages. Plaintiffs prevailed on their claim that ventilated filter cigarettes should have included use instructions for the period 1964 - 1969. The second phase, if any, will consist of individual trials to determine liability and compensatory damages on that claim only. In July 2013, plaintiffs filed a renewed motion for judgment as a matter of law and a motion for a new trial. Also in July 2013, defendants filed a motion for judgment notwithstanding the verdict. On August 13, 2013, the trial court denied all post-trial motions. The trial court has yet to enter final judgment.

(3) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

International Tobacco-Related Cases

As of October 21, 2013, PM USA is a named defendant in Israel in one “Lights” class action. PM USA is a named defendant in nine health care cost recovery actions in Canada, seven of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Tobacco-Related Cases Set for Trial

As of October 21, 2013, 2 Engle progeny cases and no individual smoking and health cases against PM USA are set for trial in 2013. Cases against other companies in the tobacco industry are also scheduled for trial in 2013. Trial dates are subject to change.

Trial Results

Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 56 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 38 of the 56 cases. These 38 cases were tried in Alaska (1), California (6), Florida (10), Louisiana (1), Massachusetts (1), Mississippi (1), Missouri (3), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2), and West Virginia (2). A motion for a new trial was granted in one of the cases in Florida and in the case in Alaska. In the Alaska case (Hunter),

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the trial court withdrew its order for a new trial upon PM USA’s motion for reconsideration. Plaintiff’s notice of appeal of this ruling remains pending. See Types and Number of Cases above for a discussion of the trial results in In re: Tobacco Litigation (West Virginia consolidated cases).

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

As of October 21, 2013, 47 state and federal Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision. Twenty-four verdicts were returned in favor of plaintiffs and 23 verdicts were returned in favor of PM USA. See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of these verdicts.

Judgments Paid and Provisions for Tobacco and Health Litigation (Including Engle Progeny Litigation)

After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, PM USA has paid in the aggregate judgments (and related costs and fees) totaling approximately $258 million and interest totaling approximately $142 million as of October 21, 2013. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $5.4 million and interest totaling approximately $500,000.

The changes in Altria Group, Inc.’s accrued liability for tobacco and health judgments, including related interest costs, for the periods specified below were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Accrued liability for tobacco and health judgments at beginning of period	$—	$122	$6	$2
Pre-tax charges for tobacco and health judgments	18	4	13	3
Pre-tax charges for related interest costs	4	—	3	—
Payments	(16)	(124)	(16)	(3)
Accrued liability for tobacco and health judgments at end of period	$6	$2	$6	$2

The accrued liability for tobacco and health judgments, including related interest costs, was included in other accrued liabilities on Altria Group, Inc.’s condensed consolidated balance sheets. Pre-tax charges for tobacco and health judgments were included in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net on Altria Group, Inc.’s condensed consolidated statements of earnings.

Security for Judgments

To obtain stays of judgments pending current appeals, as of September 30, 2013, PM USA has posted various forms of security totaling approximately $38 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheet.

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

Mulholland: On July 30, 2013, a jury in the U.S. District Court for the Southern District of New York returned a verdict in favor of plaintiff and awarded $5.5 million in compensatory damages. On August 15, 2013, after taking into account a prior recovery by the plaintiff against third parties, the court entered final judgment in the amount of $4.9 million. On September 12, 2013, PM USA filed a renewed motion for judgment as a matter of law and plaintiff moved to modify the amount of the judgment.

D. Boeken: This litigation has concluded. In August 2011, a California jury returned a verdict in favor of plaintiff, awarding $12.8 million in compensatory damages against PM USA. PM USA’s motions for judgment notwithstanding the verdict and for a new trial were denied in October 2011. PM USA appealed and posted a bond in the amount of $12.8 million in November 2011. In July 2013, the California Court of Appeal affirmed the judgment. PM USA sought a petition for rehearing, which the California Court of Appeal denied on July 30, 2013. In the third quarter of 2013, PM USA recorded a pre-tax provision of $12.8 million related to damages and costs and $2.8 million related to interest. On September 30, 2013, PM USA paid an amount of approximately $15.6 million in satisfaction of the judgment and associated costs and interest.

Bullock: This litigation has concluded. In the fourth quarter of 2011, PM USA recorded a pre-tax provision of $14 million related to damages and costs and $3 million related to interest and, in March 2012, paid an amount of approximately $19.1 million in satisfaction of the judgment and associated costs and interest.

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

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s decision, expired in January 2008. As of October 21, 2013, approximately 3,200 state court cases were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 4,400 state court plaintiffs.  Furthermore, as of October 21, 2013, approximately 1,200 cases were pending against PM USA in federal district court asserting individual claims by or on behalf of a similar number of federal court plaintiffs. The U.S. District Court for the Middle District of Florida (Jacksonville) dismissed 521 and 306 Engle progeny cases with prejudice in January 2013 and in June 2013, respectively. In February 2013, plaintiffs appealed the January dismissal to the U.S Court of Appeals for the Eleventh Circuit. Because of a number of factors including, but not limited, to docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates.

Federal Engle Progeny Cases

Three federal district courts (in the Merlob, B. Brown and Burr cases) ruled in 2008 that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings (B. Brown and Burr) were certified by the trial court for interlocutory review. The certification in both cases was granted by the U.S. Court of Appeals for the Eleventh Circuit and the appeals were consolidated. In February 2009, the appeal in Burr was dismissed for lack of prosecution, and in September 2012, the district court dismissed the case on statute of limitations grounds. Plaintiff is appealing the dismissal. In July 2010, the Eleventh Circuit ruled in B. Brown that, as a matter of Florida law, plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. The Eleventh Circuit did not reach the issue of whether the use of the Engle findings violates defendants’ due process rights. Rather, the court held that plaintiffs may only use the findings to establish those specific facts, if any, that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made.

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

Following Martin and J. Brown, in the Waggoner case, the U.S. District Court for the Middle District of Florida (Jacksonville) ruled in December 2011 that application of the Engle findings to establish the wrongful conduct elements of plaintiffs’ claims consistent with Martin or J. Brown did not violate defendants’ due process rights.  PM USA and the other defendants sought appellate review of the due process ruling. In February 2012, the district court denied the motion for interlocutory appeal, but did apply the ruling to all active pending federal Engle progeny cases. As a result, R.J. Reynolds appealed the rulings in the Walker and Duke cases to the Eleventh Circuit, which, on September 6, 2013, rejected the due process defense and affirmed the underlying judgments. On October 7, 2013, R.J. Reynolds filed a petition for rehearing or rehearing en banc.

Most of the Engle progeny cases pending against PM USA in the U.S. District Court for the Middle District of Florida (Jacksonville) asserting individual claims by or on behalf of approximately 1,200 plaintiffs remain stayed. There are currently approximately 270 active cases pending in federal court, including cases that became active on August 1, 2013 following an order from the U.S. District Court for the Middle District of Florida (Jacksonville). In January 2013, the district court ordered the parties to negotiate an aggregate settlement mediation of all pending cases. In April 2013, the mediators reported to the district court that the cases have not been resolved and that the parties have not agreed to a mechanism for settlement. On July 29, 2013, the district court issued an order transferring, for case management purposes, all the Middle District of Florida Engle progeny cases to a judge presiding in the District of Massachusetts.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The district court directed that the cases will remain in the Middle District of Florida and that such judge will be designated a judge of that district for purposes of managing the cases.

Florida Bond Cap Statute

In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applies to all state Engle progeny lawsuits in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. Plaintiffs in three state Engle progeny cases against R.J. Reynolds in Alachua County, Florida (Alexander, Townsend and Hall) and one case in Escambia County (Clay) challenged the constitutionality of the bond cap statute. The Florida Attorney General intervened in these cases in defense of the constitutionality of the statute.

Trial court rulings were rendered in Clay, Alexander, Townsend and Hall rejecting the plaintiffs’ bond cap statute challenges in those cases. The plaintiffs unsuccessfully appealed these rulings. In Alexander, Clay and Hall, the District Court of Appeal for the First District of Florida affirmed the trial court decisions and certified the decision in Hall for appeal to the Florida Supreme Court, but declined to certify the question of the constitutionality of the bond cap statute in Clay and Alexander. The Florida Supreme Court granted review of the Hall decision, but, in September 2012, the court dismissed the appeal as moot. In October 2012, the Florida Supreme Court denied the plaintiffs’ rehearing petition. On August 1, 2013, in Calloway, discussed further below, plaintiff filed a motion in the trial court to determine the sufficiency of the bond posted by defendants on the ground that the bond cap statute is unconstitutional.

No federal court has yet addressed the constitutionality of the bond cap statute or the applicability of the bond cap to Engle progeny cases tried in federal court. However, in April 2013, PM USA, R.J. Reynolds and Lorillard Tobacco Company (“Lorillard”) filed a motion in the U.S. District Court for the Middle District of Florida to have the court apply the Florida bond cap statute to all federal Engle progeny cases. On August 16, 2013, the court denied the motion without prejudice on the grounds that it was premature to adjudicate such issue.

Engle Progeny Trial Results

As of October 21, 2013, 47 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Twenty-four verdicts were returned in favor of plaintiffs. For a further discussion of these cases, see the verdict charts below.

Twenty-three verdicts were returned in favor of PM USA (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Russo (formerly Frazier), C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious, Szymanski, Gollihue, McCray, Denton, Hancock, Wilder, D. Cohen, LaMotte, J. Campbell, Dombey and Haldeman). While the juries in the Weingart and Hancock cases returned verdicts against PM USA awarding no damages, the trial court in each case granted an additur. In the Russo case (formerly Frazier), the Florida Third District Court of Appeal reversed the judgment in defendants’ favor in April 2012 and remanded the case for a new trial. Defendants sought review of the case in the Florida Supreme Court, which was granted on September 3, 2013. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of October 21, 2013.

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

The charts below list the verdicts and post-trial developments in the Engle progeny cases that were pending during 2012 or 2013 in which verdicts were returned in favor of plaintiffs (including Weingart and Hancock, where the verdicts originally were returned in favor of PM USA). The first chart lists such cases that are currently pending; the second chart lists such cases that are concluded.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Currently-Pending Cases
___________________________________________________________________________________________________
Plaintiff: Rizzuto
Date:    August 2013

Verdict:
On August 23, 2013, a Hernando County jury returned a verdict in favor of plaintiff and against PM USA and Liggett Group LLC (“Liggett Group”). The jury awarded plaintiff $12,550,000 in compensatory damages.

Post-Trial Developments:
On September 3, 2013, defendants filed post-trial motions, including motions to set aside the verdict and for a new trial. On September 26, 2013, the court granted a remittitur in part on economic damages, which the court reduced from $2.55 million to $1.1 million for a total award of $11.1 million in compensatory damages. The court declined defendants’ request to reduce the compensatory damages award by the jury’s assessment of comparative fault, imposing joint and several liability for the compensatory damages. The court denied all other motions except for defendants’ motion for a juror interview, which was granted.
___________________________________________________________________________________________________
Plaintiff: Skolnick
Date:    June 2013

Verdict:
In June 2013, a Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded plaintiff $2,555,000 in compensatory damages and allocated 30% of the fault to each defendant (an amount of $766,500).

Post-Trial Developments:
In June 2013, defendants filed post-trial motions including a motion to set aside the verdict and a motion for a new trial. The court entered final judgment against defendants in July 2013. The post-trial motions remain pending.
____________________________________________________________________________________________________
Plaintiff: Starr-Blundell
Date:    June 2013

Verdict:
In June 2013, a Duval County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded plaintiff $500,000 in compensatory damages and allocated 10% of the fault to each defendant (an amount of $50,000).

Post-Trial Developments:
In June 2013, the defendants filed a motion to set aside the verdict and to enter judgment in accordance with their motion for directed verdict or, in the alternative, for a new trial.
____________________________________________________________________________________________________
Plaintiff: Ruffo
Date:    May 2013

Verdict:
In May 2013, a Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA and Lorillard. The jury awarded plaintiff $1,500,000 in compensatory damages and allocated 12% of the fault to PM USA (an amount of $180,000).

Post-Trial Developments:
In May 2013, defendants filed several post-trial motions, including motions for a new trial and to set aside the verdict, which the trial court denied on October 4, 2013 and entered final judgment in favor of plaintiff.
____________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Plaintiff: Graham
Date:    May 2013

Verdict:
In May 2013, a jury in the U.S. District Court for the Middle District of Florida (Jacksonville) returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $2.75 million in compensatory damages and allocated 10% of the fault to PM USA (an amount of $275,000).

Post-Trial Developments:
In June 2013, defendants filed several post-trial motions including motions for judgment as a matter of law and for a new trial, which the trial court denied on September 10, 2013. On October 4, 2013, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and on October 9, 2013, PM USA posted a bond in the amount of $277,750.
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

Post-Trial Developments:
In June 2013, the trial court entered final judgment declining defendants’ request to reduce the compensatory damages award by the jury’s assessment of comparative fault and imposing joint and several liability for the compensatory damages. In July 2013, defendants filed various post-trial motions, including motions requesting reductions in damages. On September 12, 2013, the district court reduced the compensatory damages award to $1 million and the punitive damages award to $1.67 million against each defendant. The district court denied all other post-trial motions. On September 27, 2013, plaintiffs filed a motion to reconsider the district court’s remittitur and, in the alternative, to certify the issue to the U.S. Court of Appeals for the Eleventh Circuit.
____________________________________________________________________________________________________
Plaintiff: Buchanan
Date:     December 2012

Verdict:
In December 2012, a Leon County jury returned a verdict in favor of plaintiff and against PM USA and Liggett Group. The jury awarded $5.5 million in compensatory damages and allocated 37% of the fault to each of the defendants (an amount of approximately $2 million).

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

Post-trial Developments:
In November 2012, defendants filed several post-trial motions, including motions for a new trial, to set aside the verdict and to reduce the damages award by the amount of economic damages paid by third parties. In January 2013, the trial court orally denied all post-trial motions. In February 2013, the trial court entered final judgment. PM USA’s portion of the

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

damages was $103,500. In March 2013, defendants filed a notice of appeal to the Florida Second District Court of Appeal. In March 2013, PM USA posted bonds in the amount of $103,500.
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

Post-trial Developments:
In May and June, 2012, defendants filed motions to set aside the verdict and for a new trial. In August 2012, the trial court denied the remaining post-trial motions and entered final judgment, reducing the total compensatory damages award to $16.1 million but leaving undisturbed the separate punitive damages awards. In September 2012, PM USA posted a bond in an amount of $1.5 million and defendants filed a notice of appeal to the Florida Fourth District Court of Appeal. On August 1, 2013, plaintiff filed a motion to determine the sufficiency of the bond in the trial court on the ground that the bond cap statute is unconstitutional.
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

Post-trial Developments:
The trial court entered final judgment in March 2012. In April 2012, PM USA posted a bond in an amount of approximately $1.25 million. In May 2012, defendants filed a notice of appeal to the Florida Second District Court of Appeal. On October 18, 2013, the Second District Court of Appeal affirmed the judgment, but certified the question of availability of punitive damages on plaintiff’s negligence and strict liability claims to the Florida Supreme Court as a matter of pubic importance.
____________________________________________________________________________________________________
Plaintiff: Allen
Date:     April 2011

Verdict:

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

Post-trial Developments:
In May 2011, the trial court entered final judgment. In October 2011, the trial court granted defendants’ motion for remittitur, reducing the punitive damages award against PM USA to $2.7 million, and denied defendants’ remaining post-trial motions. PM USA filed a notice of appeal to the Florida First District Court of Appeal and posted a bond in the amount of $1.25 million in November 2011. In May 2013, the First District Court of Appeal reversed and remanded the case for a new trial on the basis that the trial court erred in failing to submit the question of addiction causation to the jury. In June 2013, the plaintiff filed a motion for rehearing or rehearing en banc, which the First District Court of Appeal denied in July 2013. On August 8, 2013, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. On October 11, 2013, the $1.25 million bond was returned to PM USA as a result of the First District Court of Appeal’s remand for a new trial.
____________________________________________________________________________________________________
Plaintiff: Tullo
Date:     April 2011

Verdict:
A Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA, Lorillard and Liggett Group. The jury awarded a total of $4.5 million in compensatory damages and allocated 45% of the fault to PM USA (an amount of $2,025,000).

Post-trial Developments:
In April 2011, the trial court entered final judgment. In July 2011, PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and posted a $2 million bond. On August 7, 2013, the Court of Appeal affirmed the judgment. On October 16, 2013, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.
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

Post-trial Developments:

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In August 2010, the trial court entered final judgment. PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and posted a $1.6 million appeal bond. In June 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings, holding that the trial court erred in (1) not reducing the compensatory damage award as excessive and (2) not instructing the jury on the statute-of-repose in connection with plaintiff’s conspiracy claim that resulted in the $2.5 million punitive damages award. In July 2013, plaintiff filed a motion for rehearing, which the Fourth District Court of Appeal denied on August 9, 2013. In September 2013, both parties filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court.
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

Post-trial Developments:
In June 2010, PM USA filed its notice of appeal and posted a $900,000 appeal bond. In March 2012, the Florida Second District Court of Appeal issued a decision affirming the judgment and upholding the use of the Engle jury findings but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants’ federal due process rights. In April 2012, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In May 2012, the Florida Supreme Court accepted jurisdiction of the case. In March 2013, the Florida Supreme Court affirmed the final judgment entered in favor of the plaintiff and issued its mandate in April 2013. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $2.2 million for the judgment plus interest and associated costs. PM USA filed its petition for writ of certiorari to the United States Supreme Court on August 9, 2013, which the court denied on October 7, 2013.
____________________________________________________________________________________________________
Plaintiff: Naugle
Date:     November 2009

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded approximately $56.6 million in compensatory damages and $244 million in punitive damages. The jury allocated 90% of the fault to PM USA.

Post-trial Developments:
In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

compensatory damages and $26 million in punitive damages. In April 2010, PM USA filed its notice of appeal and posted a $5 million appeal bond. In August 2010, upon the motion of PM USA, the trial court entered an amended final judgment of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages to correct a clerical error. In June 2012, the Fourth District Court of Appeal affirmed the amended final judgment. In July 2012, PM USA filed a motion for rehearing. In December 2012, the Fourth District withdrew its prior decision, reversed the verdict as to compensatory and punitive damages and returned the case to the trial court for a new trial on the question of damages. In December 2012, plaintiff filed a motion for rehearing en banc or for certification to the Florida Supreme Court, which was denied in January 2013. In February 2013, plaintiff and PM USA each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In May 2013, the Florida Supreme Court consolidated the parties’ petitions and ordered PM USA to show cause as to why the Florida Supreme Court’s decision in Douglas is not controlling in this case. PM USA filed its response to the order in June 2013. Upon retrial on the question of damages, on October 16, 2013, the new jury awarded approximately $3.7 million in compensatory damages and $7.5 million in punitive damages.
________________________________________________________________________________________________
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

Post-trial Developments:
A notice of appeal was filed by PM USA in September 2009, and PM USA posted a $1.95 million appeal bond. In February 2012, the Florida Fourth District Court of Appeal reversed the judgment, holding that the statute of limitations barred plaintiff’s claims. In October 2012, on motion for rehearing, the Fourth District withdrew its prior decision and affirmed the trial court’s judgment. In November 2012, PM USA filed a notice to invoke the jurisdiction of the Florida Supreme Court. In December 2012, the Florida Supreme Court granted a partial stay pending its disposition of the J. Brown case against R.J. Reynolds and the Fourth District issued its mandate. In April 2013, the Florida Supreme Court ordered PM USA to show cause as to why the Florida Supreme Court’s decision in Douglas is not controlling in this case. In May 2013, defendants submitted their response arguing that the statute of limitations is not controlled by Douglas; also in May 2013, plaintiff submitted a response arguing the appeal should be dismissed.
________________________________________________________________________________________________
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

Post-trial Developments:
PM USA noticed an appeal to the Fourth District Court of Appeal in July 2009. In May 2012, the Fourth District reversed and vacated the punitive damages award and affirmed the judgment in all other respects, upholding the compensatory damages award of $1.26 million. In June 2012, both parties filed rehearing motions with the Fourth District, which were denied in September 2012. In October 2012, PM USA and plaintiff filed notices to invoke the Florida Supreme Court’s discretionary jurisdiction. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $3.2 million for the judgment plus interest and associated costs. In June 2013, the Florida Supreme Court accepted jurisdiction of plaintiff’s petition for review, but declined to accept jurisdiction of PM USA’s petition. In June 2013, plaintiff moved to consolidate with R. Cohen and Kayton, which PM USA does not oppose.
____________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Concluded Cases
___________________________________________________________________________________________________
Plaintiff: Hatziyannakis
Date:     February 2011

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA.  The jury awarded approximately $270,000 in compensatory damages and allocated 32% of the fault to PM USA (an amount of approximately $86,000).

Post-trial Developments:
In January 2013, the Fourth District affirmed per curiam the trial court’s decision without issuing an opinion. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $174,000 for the judgment plus interest and associated costs. On August 7, 2013, PM USA paid the judgment plus interest and associated costs in the amount of $178,000.
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

Post-trial Developments:
In March 2013, the U.S. District Court for the Middle District of Florida (Fort Myers) entered its final judgment against PM USA in the amount of $5,600, plus post-judgment interest. In April 2013, the parties entered into an agreement not to pursue any appeal or cost claims and PM USA will not be required to pay the judgment.
____________________________________________________________________________________________________
Plaintiff: Weingart
Date:     July 2011

Verdict:
A Palm Beach County jury returned a verdict in the amount of zero damages and allocated 3% of the fault to each of the defendants (PM USA, R.J. Reynolds and Lorillard).

Post-trial Developments:
In September 2011, the trial court, on plaintiff’s motion, concluded that an additur of $150,000 is required for plaintiff’s pain and suffering. The trial court entered final judgment and, since PM USA was allocated 3% of the fault, its portion of the damages was $4,500. In October 2011, PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal. In February 2013, the Florida Fourth District Court of Appeal affirmed per curiam the trial court’s decision. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $50,000 for the judgment plus interest and associated costs. In June 2013, PM USA paid an amount of approximately $50,000 in satisfaction of the judgment and associated costs.
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
____________________________________________________________________________________________________

Appeals of Engle Progeny Verdicts

Plaintiffs in various Engle progeny cases have appealed adverse rulings or verdicts and, in some cases, PM USA has cross-appealed. PM USA’s appeals of adverse verdicts are discussed in the charts above.

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

In Douglas, in March 2012, the Florida Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings with respect to strict liability claims but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

violates defendants’ federal due process rights. In March 2013, the Florida Supreme Court affirmed the final judgment entered in favor of plaintiff, upholding the use of the Engle jury findings with respect to strict liability and negligence claims. PM USA filed its petition for writ of certiorari with the United States Supreme Court on August 9, 2013, which the court denied on October 7, 2013.

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

As noted above in Federal Engle Progeny Cases, the U.S. Court of Appeals for the Eleventh Circuit in the Duke and Walker cases upheld the use of findings from the original Engle trial in Engle progeny cases and rejected the federal due process issues raised by R.J. Reynolds. On October 7, 2013, R.J. Reynolds filed a petition for rehearing or rehearing en banc.

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

As of October 21, 2013, PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Medical Monitoring Class Actions

In addition to the Scott class action discussed above, two purported medical monitoring class actions are pending against PM USA. These two cases were brought in New York (Caronia, filed in January 2006 in the U.S. District Court for the Eastern District of New York) and Massachusetts (Donovan, filed in December 2006 in the U.S. District Court for the District of Massachusetts) on behalf of each state’s respective residents who: are age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT (“LDCT”) Scanning in order to identify and diagnose lung cancer. Plaintiffs in these cases do not seek punitive damages. Two other cases (California (Xavier) and Florida (Gargano)) were dismissed in 2011.

In Caronia, in February 2010, the district court granted in part PM USA’s summary judgment motion, dismissing plaintiffs’ strict liability and negligence claims and certain other claims, granted plaintiffs leave to amend their complaint to allege a medical monitoring cause of action and requested further briefing on PM USA’s summary judgment motion as to plaintiffs’ implied warranty claim and, if plaintiffs amend their complaint, their medical monitoring claim. In March 2010, plaintiffs filed their amended complaint and PM USA moved to dismiss the implied warranty and medical monitoring claims. In January 2011, the district court granted PM USA’s motion, dismissed plaintiffs’ claims and declared plaintiffs’ motion for class certification moot in light of the dismissal of the case. The plaintiffs appealed that decision to the U.S. Court of Appeals for the Second Circuit. In May 2013, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal of plaintiffs’ traditional negligence, strict liability and breach-of-warranty claims on the grounds of statute of limitations and the widespread knowledge regarding the risks of cigarette smoking, but certified to the New York State Court of Appeals the following questions: (1) whether New York would recognize an independent claim for medical monitoring, (2) if so, what would be the elements of such a claim, and (3) what would be the statute of limitations applicable to such a claim and when would it be triggered. In May 2013, the questions were accepted by the New York Court of Appeals. Oral argument is scheduled for November 13, 2013.

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

Evolving medical standards and practices could have an impact on the defense of medical monitoring claims. For example, the first publication of the findings of the National Cancer Institute’s National Lung Screening Trial (NLST) in June 2011 reported a 20% reduction in lung cancer deaths among certain long-term smokers receiving LDCT Scanning for lung cancer. Since then, various public health organizations have begun to develop new lung cancer screening guidelines. Also, a number of hospitals have advertised the availability of screening programs and some insurance companies now cover screening for some individuals. Other studies in this area are ongoing. On July 29, 2013, the United States Preventative Services Task Force issued a preliminary recommendation that LDCT scanning be classified as a Class B screening for certain heavy smokers, which means that it would be considered an “Essential Health Benefit” for those smokers under the Affordable Care Act.

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

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended September 30, 2013 and 2012, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was approximately $1.2 billion for each period. For the nine months ended September 30, 2013 and 2012, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and FETRA was approximately $3.0 billion and $3.6 billion, respectively. The 2013 amounts include reductions to cost of sales of $664 million and $145 million for the nine and three months ended September 30, 2013, respectively, related to the NPM Adjustment items discussed below.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.
Possible Adjustments in MSA Payments for 2003 - 2012
Pursuant to the provisions of the MSA, PM USA and the other manufacturers that are original signatories to the MSA (the “Original Participating Manufacturers” or “OPMs”) are participating in proceedings with respect to claims for downward adjustments to the amounts paid by them to the states and territories that are parties to the MSA for each of the years 2003 - 2012. The proceedings relate to an adjustment based on the collective loss of market share for the relevant year by all participating manufacturers who are subject to the payment obligations and marketing restrictions of the MSA to NPMs who are not subject to such obligations and restrictions (the “NPM Adjustment”).
As part of these proceedings, an independent economic consulting firm is required to determine whether the disadvantages of the MSA were a “significant factor” contributing to the participating manufacturers’ collective loss of market share for the year in question. If the firm determines that the disadvantages of the MSA were such a “significant factor,” each state may avoid a downward adjustment to its share of the participating manufacturers’ annual MSA payments for that year by establishing that it diligently enforced a qualifying escrow statute during the entirety of that year. Such a state’s share of the downward adjustment would then be reallocated to any states that are found not to have established such diligent enforcement.
An independent economic consulting firm determined that the disadvantages of the MSA were such a significant factor for each of the years 2003 - 2006. Following the firm’s determination for 2006, the OPMs and the states agreed that the states would not contest that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the years 2007 - 2012 (the “significant factor agreement”). This agreement has become effective for 2007 - 2010 and will become effective for 2011 and 2012 on February 1, 2014 and 2015, respectively.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Once a significant factor determination in favor of the participating manufacturers for a particular year has been made, or the significant factor agreement has become effective for a particular year, PM USA has the right under the MSA to pay the disputed amount of the NPM Adjustment for that year into a disputed payments account (the “DPA”) or withhold the amount altogether. PM USA made its full MSA payment due in each year from 2006 - 2010 to the states (subject to a right to recoup the NPM Adjustment amount in the form of a credit against future MSA payments), even though it had the right to deduct the disputed amounts of the 2003 - 2007 NPM Adjustments from such MSA payments. PM USA paid its share of the amount of the disputed 2008, 2009 and 2010 NPM Adjustments into the DPA in connection with its MSA payments due in 2011, 2012 and 2013, respectively. The approximate maximum amounts of PM USA’s share of the disputed NPM Adjustment for the years 2003 - 2012, as currently calculated by the MSA’s Independent Auditor, are as follows (the amounts shown below do not include the interest or earnings thereon to which PM USA believes it would be entitled, do not reflect the partial liability reduction for the 2003 NPM Adjustment pursuant to the agreement regarding arbitration described below and do not reflect any reduction in light of the Term Sheet described below):

Year for which NPM Adjustment calculated	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012

Year in which deduction for NPM Adjustment may be taken	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015

PM USA’s Approximate Share of Disputed NPM Adjustment (in millions)	$337	$388	$181	$154	$185	$250	$205	$203	$159	$199

Following the 2003 “significant factor” determination, 38 states filed actions in their respective state courts seeking a declaration that the state diligently enforced its escrow statute during 2003. The participating manufacturers responded to these actions by filing motions to compel arbitration in accordance with the terms of the MSA, including filing motions to compel arbitration in 11 MSA states and territories that did not file declaratory judgment actions. Courts in all but one of the 46 MSA states, as well as courts in the District of Columbia and Puerto Rico, have ruled that the question of whether a state had diligently enforced its escrow statute during 2003 is subject to arbitration. Several of these rulings may be subject to further review. The Montana state courts have ruled that the diligent enforcement claims of that state may be litigated in state court, rather than in arbitration. In June 2012, the participating manufacturers and Montana entered into a consent decree pursuant to which Montana will not be subject to the 2003 NPM Adjustment.
PM USA, the other OPMs and approximately 25 other MSA-participating manufacturers have entered into an agreement regarding arbitration with 45 MSA states and territories concerning the 2003 NPM Adjustment. The agreement provides for a partial liability reduction of 20% for the 2003 NPM Adjustment for states that entered into the agreement by January 30, 2009 and are determined in the arbitration not to have diligently enforced a qualifying escrow statute during 2003. The partial liability reduction will reduce the amount of PM USA’s 2003 NPM Adjustment by that percentage.
The selection of the arbitration panel for the 2003 NPM Adjustment was completed in July 2010. Following the completion of discovery, the participating manufacturers determined to continue to contest the 2003 diligent enforcement claims of 33 states, the District of Columbia and Puerto Rico (the “contested states”) and to no longer contest such claims by 12 states and four U.S. territories (the “non-contested states”). The non-contested states’ share of any such NPM Adjustment, along with the shares of any states found by the arbitration panel to have diligently enforced during 2003, will be reallocated in accordance with the MSA to those states found by the panel not to have diligently enforced during 2003.
Effective December 17, 2012, prior to the completion of the 2003 arbitration, PM USA, the other OPMs and certain other participating manufacturers entered into a term sheet (the “Term Sheet”) with 17 MSA states, the District of Columbia and Puerto Rico for settlement of the 2003 - 2012 NPM Adjustments with those states and territories. An additional MSA state joined the Term Sheet in April 2013 (prior to the date of PM USA’s April 2013 MSA payment), and two more MSA states joined the Term Sheet in May 2013 (after the date of PM USA’s April 2013 MSA payment). (These 20 states, the District of Columbia and Puerto Rico are collectively referred to as the “signatory states.”)

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In March 2013, the arbitration panel in the NPM Adjustment arbitration issued a stipulated partial settlement and award (the “Stipulated Award”) permitting the Term Sheet to proceed. As a result, the number of contested states in the 2003 arbitration was reduced from 35 to the 15 contested states that did not join the Term Sheet. As part of the Stipulated Award, the arbitration panel ruled that the total 2003 NPM Adjustment claim is to be reduced pro rata by the aggregate allocable share of the signatory states (currently approximately 46%) to determine the maximum amount of the 2003 NPM Adjustment potentially available from the 15 remaining contested states, although any of those states may seek a more favorable reduction method as to it for the 2003 NPM Adjustment through review in its state court. Following the issuance of the Stipulated Award, 14 of the states that have not joined the Term Sheet (“non-signatory states”), including 12 of the 15 remaining contested states described above, filed motions in their state MSA courts to vacate and/or modify portions or all of the Stipulated Award. On October 11, 2013, the Idaho state court denied Idaho’s motion to vacate the Stipulated Award, although it is possible that the state will seek further review of this ruling. Many of the remaining motions seek a more favorable reduction method than the pro rata reduction ordered by the arbitration panel in the Stipulated Award. Additional non-signatory states may also take action in state court to vacate or modify the Stipulated Award, although PM USA believes that the statutory deadline for the filing of such motions has now passed. No assurance can be given that this litigation or any other such attempts by other non-signatory states will be resolved in a manner favorable to PM USA, nor can PM USA predict the remedy that might be ordered if any such litigation were to be resolved unfavorably to PM USA.
The Term Sheet provides for the OPMs to receive reductions to their MSA payments in an amount equal to 46% of the signatory states’ aggregate allocable share of the OPMs’ aggregate 2003 - 2012 NPM Adjustments. The OPMs have agreed that, subject to certain conditions, PM USA will receive approximately 28% of such reductions (which is the maximum percentage allocation of the total 2003 - 2012 NPM Adjustments to which PM USA was entitled under the MSA); R.J. Reynolds will receive approximately 60% of such reductions; and Lorillard will receive approximately 12% of such reductions. Based on the identity of the signatory states on April 15, 2013, the reduction in PM USA’s April 2013 MSA payment obligation was approximately $483 million.
PM USA received all of its approximately $483 million reduction with respect to the signatory states that had joined the Term Sheet prior to the date of the April 2013 MSA payment through a credit against that MSA payment. PM USA expects to receive an additional $36 million credit to be applied to its next MSA payment as a result of the two additional states that joined the Term Sheet after the date of the 2013 MSA payment. R.J. Reynolds and Lorillard are expected to receive their respective reductions over a five-year period. PM USA recorded the $483 million, which it received as a credit against its April 2013 MSA payment as a reduction to cost of sales that increased its reported pre-tax earnings in the first quarter of 2013, and recorded the additional $36 million credit that it expects to receive in April 2014 as a reduction to cost of sales, which increased its reported pre-tax earnings in the second quarter of 2013.
As part of the settlement, each of the signatory states that had joined the Term Sheet prior to the date of the April 2013 MSA payment is to receive its portion of over $4.7 billion from the DPA. In this context, PM USA authorized release to the signatory states of their allocable share of the $658 million that PM USA has paid into the DPA (plus the accumulated earnings thereon), which amounted to approximately $272 million. In addition, PM USA authorized release of additional funds from the DPA to the two signatory states that joined the Term Sheet after the date of the April 2013 MSA payment in an amount of approximately $22 million. Furthermore, PM USA will deposit the signatory states’ allocable share of their portion of the 2011 - 2012 NPM Adjustments into the DPA in connection with its April 2014 - 2015 MSA payments and then, following such deposit, authorize the release of such share to the signatory states as provided in the Stipulated Award.
The Term Sheet also provides that the NPM Adjustment provision will be revised and streamlined as to the signatory states for years after 2012. In connection with the settlement, the formula for allocating among the OPMs the revised NPM Adjustments applicable in the future to the signatory states will be modified in a manner favorable to PM USA, although the extent to which it is favorable to PM USA will depend upon certain future events, including the future relative market shares of the OPMs.
On September 11, 2013, the arbitration panel for the 2003 NPM Adjustment issued awards ruling that six of the 15 contested states that had not joined the Term Sheet did not diligently enforce their respective escrow statutes during 2003. Based on this ruling, the participating manufacturers are entitled to the entire 2003 NPM Adjustment remaining after the pro rata reduction ordered in light of the Term Sheet by the arbitration panel in the Stipulated Award. Based on the pro rata reduction method specified by the panel as described above and the 20% partial liability reduction applicable to signatories of the agreement regarding arbitration described above, PM USA is entitled to an NPM Adjustment for 2003, likely in the form of a credit against its April 2014 MSA payment, in the amount of approximately $145 million. PM

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

USA also is entitled to interest on that amount, although a potential dispute has been raised as to how interest and earnings are to be allocated among the OPMs. PM USA recorded the $145 million credit that it expects to receive as a reduction to cost of sales, which increased its reported pre-tax earnings in the third quarter of 2013. This credit will be applied only to the non-diligent states. The non-diligent states may file motions in their state courts to vacate and/or modify the panel’s rulings as to their diligence. Furthermore, as noted above, a number of states have already filed motions in their state courts to vacate and/or modify the Stipulated Award seeking a more favorable reduction method as to them than the pro rata reduction ordered by the panel in the Stipulated Award. While PM USA intends to contest these motions vigorously, no assurance can be given that one or more of these states will not be successful in either vacating or modifying the panel’s ruling that it was not diligent and/or in seeking to have a more favorable reduction method applied as to it. If one or more states are successful with respect to any such motions, the amount of the 2003 NPM Adjustment to which PM USA is entitled could be lower than the amount described above.
PM USA continues to reserve all rights regarding the NPM Adjustments with respect to the non-signatory states and intends to continue to pursue vigorously the disputed NPM Adjustments for 2004 - 2012 against them. No proceedings to determine state diligent enforcement claims for the years 2004 through 2012 have yet been scheduled. PM USA believes that the MSA requires state claims of diligent enforcement for 2004 - 2012 to be determined in a national arbitration, although a number of non-signatory states have reserved rights to contend that such claims for those years are to be determined either in separate arbitrations for each state or in state court on a state-by-state basis. No assurance can be given as to if and when proceedings for the years 2004 through 2012 will be scheduled or the precise form those proceedings will take.
The amounts of the NPM Adjustments for 2004 - 2012 set forth in the table above will be reduced in light of the Term Sheet to determine the maximum amount of such adjustments potentially available from the non-signatory states. The Stipulated Award did not specify the reduction method applicable to the 2004 - 2012 NPM Adjustment claims.
The amounts in the table above may be recalculated by the MSA’s Independent Auditor if it receives information that is different from or in addition to the information on which it based these calculations, including, among other things, if it receives revised sales volumes from any participating manufacturer. Disputes among the manufacturers could also reduce the foregoing amounts. The availability and the precise amount of any NPM Adjustment for 2004 - 2012 obtained through such proceedings (as opposed to the Term Sheet) will not be finally determined until later in 2014 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers would ultimately receive any adjustment from the non-signatory states as a result of these proceedings, and the amount of any adjustment received for a year could be less than the amount for that year listed above (even as reduced in light of the Term Sheet). If the OPMs do receive such an adjustment through these proceedings (apart from the Term Sheet), the adjustment amount would be allocated among the OPMs pursuant to the MSA’s provisions. It is expected that PM USA would receive its share of any adjustments for 2004 - 2007 likely in the form of a credit against future MSA payments and its share of any adjustment for 2008 - 2010 in the form of a withdrawal from the DPA.
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

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of October 21, 2013, a total of 15 such cases are pending in the United States. Three of these cases are pending in U.S. federal courts as discussed below. The other cases are pending in various U.S. state courts. In addition, a purported “Lights” class action is pending against PM USA in Israel (El-Roy).

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Federal Multidistrict Proceeding and Subsequent Developments

Since the December 2008 United States Supreme Court decision in Good, and through October 21, 2013, 26 purported “Lights” class actions were served upon PM USA and, in certain cases, Altria Group, Inc. These cases were filed in 15 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA and were transferred and consolidated by the Judicial Panel on Multidistrict Litigation (“JPMDL”) before the U.S. District Court for the District of Maine for pretrial proceedings (“MDL proceeding”).

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

In Phillips, which is now pending in the U.S. District Court for the Northern District of Ohio, defendants filed in June 2012 a motion for partial judgment on the pleadings on plaintiffs’ class action consumer sales practices claims and a motion for judgment on the pleadings on plaintiffs’ state deceptive trade practices claims. In March 2013, the court granted defendants’ motions, dismissing with prejudice the associated claims. In April 2013, defendants filed a motion for judgment on the pleadings on the class component of plaintiffs’ claims for fraud and unjust enrichment. If defendants’ motion is successful, the only remaining claims that could potentially be pursued on a class-wide basis would be claims for implied and express warranty. Plaintiffs filed a motion for class certification on August 26, 2013, which is scheduled for hearing on October 30, 2013.

In Cabbat, which is pending in the U.S. District Court for the District of Hawaii, plaintiffs amended their complaint in July 2012, adding a claim for unjust enrichment and dropping their claims for breach of express and implied warranty. Plaintiffs filed a motion for class certification in April 2013. The trial court heard plaintiffs’ motion on July 26, 2013. Trial is currently scheduled for February 10, 2014.

In Wyatt, which is pending in the U.S. District Court for the Eastern District of Wisconsin, plaintiffs filed a motion for class certification in January 2013, which the court denied on August 8, 2013. On August 22, 2013, plaintiffs filed a petition for appeal to the U.S. Court of Appeals for the Seventh Circuit, which the court denied on September 6, 2013. On October 3, 2013, plaintiffs filed a motion in the district court seeking reconsideration of the denial of class certification.

“Lights” Cases Dismissed, Not Certified or Ordered De-Certified

To date, in addition to the district court in the MDL proceeding, 17 courts in 18 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

Trial courts in Arizona, Illinois, Kansas, New Jersey, New Mexico, Tennessee, Washington and Wisconsin have refused to grant class certification or have dismissed plaintiffs’ class action allegations. Plaintiffs voluntarily dismissed a case in Michigan after a trial court dismissed the claims plaintiffs asserted under the Michigan Unfair Trade and Consumer Protection Act.

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

Other Developments

In Oregon (Pearson), a state court denied plaintiffs’ motion for interlocutory review of the trial court’s refusal to certify a class. In February 2007, PM USA filed a motion for summary judgment based on federal preemption and the Oregon statutory exemption. In September 2007, the district court granted PM USA’s motion based on express preemption under the FCLAA, and plaintiffs appealed this dismissal and the class certification denial to the Oregon Court of Appeals. Argument was held in April 2010. In June 2013, the Oregon Court of Appeals reversed the trial court’s denial of class certification and remanded to the trial court for further consideration of class certification. In July 2013, PM USA filed a petition for reconsideration with the Oregon Court of Appeals, which was denied on August 23, 2013. The parties have until October 25, 2013 to file a petition for review to the Oregon Supreme Court.

In December 2009, the state trial court in Carroll (formerly known as Holmes) (pending in Delaware) denied PM USA’s motion for summary judgment based on an exemption provision in the Delaware Consumer Fraud Act. In January 2011, the trial court allowed the plaintiffs to file an amended complaint substituting class representatives and naming Altria Group, Inc. and PMI as additional defendants. In July 2011, the parties stipulated to the dismissal without prejudice of Altria Group, Inc. and PMI. In February 2013, the trial court approved the parties’ stipulation to the dismissal without prejudice of Altria Group, Inc. and PMI. PM USA is now the sole defendant in the case.

In June 2007, the United States Supreme Court reversed the lower court rulings in Miner (formerly known as Watson) that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendants’ contention that the case must be tried in federal court under the “federal officer” statute. The case was removed to federal court in Arkansas and the case was transferred to the MDL proceeding discussed above. In November 2010, the district court in the MDL proceeding remanded the case to Arkansas state court. In December 2011, plaintiffs voluntarily dismissed their claims against Altria Group, Inc. without prejudice. In March 2013, plaintiffs filed a class certification motion. The trial court heard the motion on October 22, 2013 and the same day indicated that it intends to certify the class, although it has not yet issued an order to that effect.

The Price Case

Trial in Price commenced in state court in Illinois in January 2003, and in March 2003, the judge found in favor of the plaintiff class and awarded $7.1 billion in compensatory damages and $3.0 billion in punitive damages against PM USA. In December 2005, the Illinois Supreme Court reversed the trial court’s judgment in favor of the plaintiffs. In November 2006, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari and, in December 2006, the Circuit Court of Madison County enforced the Illinois Supreme Court’s mandate and dismissed the case with prejudice.

In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the judgment entered by the trial court on remand from the 2005 Illinois Supreme Court decision overturning the verdict on the ground that the United States Supreme Court’s December 2008 decision in Good demonstrated that the Illinois Supreme Court’s decision was “inaccurate.” PM USA filed a motion to dismiss plaintiffs’ petition and, in February 2009, the trial court granted PM USA’s motion on the basis that the petition was not timely filed. In March 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

District of the Appellate Court of Illinois. In February 2011, the intermediate appellate court ruled that the petition was timely filed and reversed the trial court’s dismissal of the plaintiffs’ petition and, in September 2011, the Illinois Supreme Court declined PM USA’s petition for review. As a result, the case was returned to the trial court for proceedings on whether the court should grant the plaintiffs’ petition to reopen the prior judgment. In February 2012, plaintiffs filed an amended petition, which PM USA opposed. Subsequently, in responding to PM USA’s opposition to the amended petition, plaintiffs asked the trial court to reinstate the original judgment.  The trial court denied plaintiffs’ petition in December 2012. In January 2013, plaintiffs filed a notice of appeal with the Fifth Judicial District. In January 2013, PM USA filed a motion asking the Illinois Supreme Court to immediately exercise its jurisdiction over the appeal. In February 2013, the Illinois Supreme Court denied PM USA’s motion. Oral argument on plaintiffs’ appeal to the Fifth Judicial District was heard on October 23, 2013.

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

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in several jurisdictions. Over time, several such cases have been dismissed by the courts at the summary judgment stage. Certified class actions remain pending at the trial or appellate level in California (Brown), Massachusetts (Aspinall) and Missouri (Larsen). Significant developments in these cases include:

•
Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA’s motion for summary judgment and granted plaintiffs’ cross-motion for summary judgment on the defenses of federal preemption and a state law exemption to Massachusetts’ consumer protection statute. On motion of the parties, the trial court subsequently reported its decision to deny summary judgment to the appeals court for review and stayed further proceedings pending completion of the appellate review. In March 2009, the Massachusetts Supreme Judicial Court affirmed the order denying summary judgment to PM USA and granting the plaintiffs’ cross-motion. In January 2010, plaintiffs moved for partial summary judgment as to liability claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). In March 2012, the trial court denied plaintiffs’ motion. In February 2013, the trial court, upon agreement of the parties, dismissed without prejudice plaintiffs’ claims against Altria Group, Inc. PM USA is now the sole defendant in the case. In September 2013, the case was transferred to the Business Litigation Session of the Massachusetts Superior Court. On September 27, 2013, plaintiffs filed a motion for partial summary judgment on the scope of remedies available in the case.

•
Brown: In June 1997, plaintiffs filed suit in California state court alleging that domestic cigarette manufacturers, including PM USA and others, violated California law regarding unfair, unlawful and fraudulent business practices.  In May 2009, the California Supreme Court reversed an earlier trial court decision that decertified the class and remanded the case to the trial court.  The class consists of individuals who, at the time they were residents of California, (i) smoked in California one or more cigarettes manufactured by PM USA that were labeled and/or advertised with the terms or phrases “light,” “medium,” “mild,” “low tar,” and/or “lowered tar and nicotine,” but not including any cigarettes labeled or advertised with the terms or phrases “ultra light” or “ultra low tar,” and (ii) who were exposed to defendant’s marketing and advertising activities in California.  Plaintiffs are seeking restitution of a portion of the costs of “light” cigarettes purchased during the class period and injunctive relief ordering corrective communications. In September 2012, at the plaintiffs’ request, the trial court dismissed all defendants except PM USA from the lawsuit.  Trial began in April 2013. In May 2013 the parties redefined the class to include California residents who smoked in California one or more of defendant’s Marlboro Lights cigarettes between January 1, 1998, and April 23, 2001, and who were exposed to defendant’s marketing and advertising activities in California. In June 2013, PM USA filed a motion to decertify the class. Trial concluded in July 2013. On September 24, 2013, the court issued a final Statement of Decision, in which the court found that PM USA violated California law, but that plaintiffs had not established a basis for relief. On

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

this basis, the court granted judgment for PM USA. The court also denied PM USA’s motion to decertify the class. On October 15, 2013, the court entered final judgment in favor of PM USA.

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

Certain Other Tobacco-Related Litigation

Tobacco Price Case: One case remains pending in Kansas (Smith) in which plaintiffs allege that defendants, including PM USA and Altria Group, Inc., conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs’ motion for class certification was granted. In March 2012, the trial court granted defendants’ motions for summary judgment. Plaintiffs sought the trial court’s reconsideration of its decision, but in June 2012, the trial court denied plaintiffs’ motion for reconsideration. Plaintiffs have appealed the decision, and defendants have cross-appealed the trial court’s class certification decision, to the Court of Appeals of Kansas. Oral argument is set for December 11, 2013.

Ignition Propensity Cases: PM USA and Altria Group, Inc. are currently facing litigation alleging that a fire caused by cigarettes led to individuals’ deaths.  In a Kentucky case (Walker), the federal district court denied plaintiffs’ motion to remand the case to state court and dismissed plaintiffs’ claims in February 2009. Plaintiffs subsequently filed a notice of appeal. In October 2011, the U.S. Court of Appeals for the Sixth Circuit reversed the portion of the district court decision that denied remand of the case to Kentucky state court and remanded the case to Kentucky state court. The Sixth Circuit did not address the merits of the district court’s dismissal order. Defendants’ petition for rehearing with the Sixth Circuit was denied in December 2011. Defendants filed a renewed motion to dismiss in state court in March 2013. Based on new evidence, in June 2013, defendants removed the case for a second time to the U.S. District Court for the Western District of Kentucky and re-filed their motion to dismiss in June 2013. In July 2013, plaintiffs filed a motion to remand the case to Kentucky state court.

False Claims Act Case: PM USA is a defendant in a qui tam action filed in the U.S. District Court for the District of Columbia (United States ex rel. Anthony Oliver) alleging violation of the False Claims Act in connection with sales of cigarettes to the U.S. military. The relator contends that PM USA violated “most favored customer” provisions in government contracts and regulations by selling cigarettes to non-military customers in overseas markets at more favorable prices than it sold to the U.S. military exchange services for resale on overseas military bases in those same markets. The relator has dropped Altria Group, Inc. as a defendant and has dropped claims related to post-MSA price increases on cigarettes sold to the U.S. military. In July 2012, PM USA filed a motion to dismiss, which was granted in June 2013, and the case was dismissed with prejudice. In July 2013, the relator appealed the dismissal to the U.S. Court of Appeals for the D.C. Circuit.

Argentine Grower Cases: PM USA and Altria Group, Inc. are named as defendants in four cases (Hupan, Chalanuk, Rodriguez Da Silva and Aranda) filed in Delaware state court against multiple defendants by the parents of Argentine children born with alleged birth defects. On August 9, 2013, PM USA and Altria Group, Inc. were named as defendants in Taborda, another such case. Plaintiffs in these cases allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., an alleged subsidiary of PMI, and that they and their infant children were exposed directly and in utero to hazardous herbicides and pesticides used in the production and cultivation of tobacco. Plaintiffs seek compensatory and punitive damages against all defendants under U.S. and Argentine law. Altria Group, Inc. and PM USA are in discussions with PMI regarding indemnification for these cases pursuant to the Distribution Agreement between Altria Group, Inc. and PMI. See Guarantees and Other Similar Matters below for a discussion of the Distribution

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Agreement. In December 2012, Altria Group, Inc. and certain other defendants were dismissed from the Hupan, Chalanuk and Rodriguez Da Silva cases. Altria Group, Inc. and certain other defendants were dismissed from Aranda and Taborda in May 2013 and October 2013, respectively. The three remaining defendants in those actions are PM USA, Philip Morris Global Brands (a subsidiary of PMI) and Monsanto Company.

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At September 30, 2013, subsidiaries of Altria Group, Inc. were also contingently liable for $32 million of guarantees related to their own performance, consisting primarily of surety bonds. In addition, from time to time, subsidiaries of Altria Group, Inc. issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the “Distribution Agreement”), entered into as a result of Altria Group, Inc.’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at September 30, 2013 as the fair value of this indemnification is insignificant.

As more fully discussed in Note 12. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program.

Redeemable Noncontrolling Interest

In September 2007, Ste. Michelle completed the acquisition of Stag’s Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which Ste. Michelle holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars, Ste. Michelle entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require Ste. Michelle to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori’s initial investment of $27 million. The put arrangement became exercisable on September 11, 2010 and has no expiration date. As of September 30, 2013, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized on the condensed consolidated balance sheet for the put arrangement.

The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because redemption is outside of the control of Ste. Michelle. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section on the condensed consolidated balance sheets at September 30, 2013 and December 31, 2012.

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

At September 30, 2013, the respective principal wholly-owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.
The following sets forth the condensed consolidating balance sheets as of September 30, 2013 and December 31, 2012, condensed consolidating statements of earnings and comprehensive earnings for the nine and three months ended September 30, 2013 and 2012, and condensed consolidating statements of cash flows for the nine months ended September 30, 2013 and 2012 for Altria Group, Inc., PM USA and Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the Securities and Exchange Commission (“SEC”) interpretation and application of Rule 3-10 of SEC Regulation S-X.
The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
September 30, 2013
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$4,169	$—	$42	$—	$4,211
Receivables	—	6	86	—	92
Inventories:
Leaf tobacco	—	459	339	—	798
Other raw materials	—	126	51	—	177
Work in process	—	9	298	—	307
Finished product	—	162	274	—	436
	—	756	962	—	1,718
Due from Altria Group, Inc. and subsidiaries	5,469	2,953	1,679	(10,101)	—
Deferred income taxes	1	1,246	16	(45)	1,218
Other current assets	131	259	47	(127)	310
Total current assets	9,770	5,220	2,832	(10,273)	7,549
Property, plant and equipment, at cost	2	3,257	1,528	—	4,787
Less accumulated depreciation	2	2,144	600	—	2,746
	—	1,113	928	—	2,041
Goodwill	—	—	5,174	—	5,174
Other intangible assets, net	—	2	12,061	—	12,063
Investment in SABMiller	6,520	—	—	—	6,520
Investment in consolidated subsidiaries	10,042	2,996	—	(13,038)	—
Finance assets, net	—	—	2,153	—	2,153
Other assets	151	561	113	(375)	450
Total Assets	$26,483	$9,892	$23,261	$(23,686)	$35,950

Continued

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
September 30, 2013
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$1,984	$—	$—	$—	$1,984
Accounts payable	30	128	189	—	347
Accrued liabilities:
Marketing	—	494	29	—	523
Employment costs	89	9	117	—	215
Settlement charges	—	3,041	6	—	3,047
Other	364	704	362	(172)	1,258
Dividends payable	963	—	—	—	963
Due to Altria Group, Inc. and subsidiaries	4,088	453	5,560	(10,101)	—
Total current liabilities	7,518	4,829	6,263	(10,273)	8,337
Long-term debt	12,592	—	300	—	12,892
Deferred income taxes	2,012	—	4,829	(375)	6,466
Accrued pension costs	223	—	1,020	—	1,243
Accrued postretirement health care costs	—	1,728	764	—	2,492
Other liabilities	157	194	154	—	505
Total liabilities	22,502	6,751	13,330	(10,648)	31,935
Contingencies
Redeemable noncontrolling interest	—	—	34	—	34
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,701	3,320	10,273	(13,593)	5,701
Earnings reinvested in the business	25,636	234	1,367	(1,601)	25,636
Accumulated other comprehensive losses	(2,223)	(413)	(1,752)	2,165	(2,223)
Cost of repurchased stock	(26,068)	—	—	—	(26,068)
Total stockholders’ equity attributable to Altria Group, Inc.	3,981	3,141	9,897	(13,038)	3,981
Noncontrolling interests	—	—	—	—	—
Total stockholders’ equity	3,981	3,141	9,897	(13,038)	3,981
Total Liabilities and Stockholders’ Equity	$26,483	$9,892	$23,261	$(23,686)	$35,950

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Nine Months Ended September 30, 2013
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$15,967	$2,436	$(17)	$18,386
Cost of sales	—	4,550	677	(17)	5,210
Excise taxes on products	—	4,936	191	—	5,127
Gross profit	—	6,481	1,568	—	8,049
Marketing, administration and research costs	155	1,384	184	—	1,723
Changes to Mondelēz and PMI tax-related receivables/payables	25	—	—	—	25
Asset impairment and exit costs	—	1	—	—	1
Amortization of intangibles	—	—	15	—	15
Operating (expense) income	(180)	5,096	1,369	—	6,285
Interest and other debt expense, net	490	2	302	—	794
Earnings from equity investment in SABMiller	(738)	—	—	—	(738)
Earnings before income taxes and equity earnings of subsidiaries	68	5,094	1,067	—	6,229
(Benefit) provision for income taxes	(89)	1,890	381	—	2,182
Equity earnings of subsidiaries	3,890	163	—	(4,053)	—
Net earnings	4,047	3,367	686	(4,053)	4,047
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$4,047	$3,367	$686	$(4,053)	$4,047

Net earnings	$4,047	$3,367	$686	$(4,053)	$4,047
Other comprehensive (losses) earnings, net of deferred income taxes	(183)	16	139	(155)	(183)
Comprehensive earnings	3,864	3,383	825	(4,208)	3,864
Comprehensive losses (earnings) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$3,864	$3,383	$825	$(4,208)	$3,864

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Nine Months Ended September 30, 2012
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$16,090	$2,304	$(18)	$18,376
Cost of sales	—	5,238	640	(18)	5,860
Excise taxes on products	—	5,117	219	—	5,336
Gross profit	—	5,735	1,445	—	7,180
Marketing, administration and research costs	148	1,382	148	—	1,678
Changes to Mondelēz and PMI tax-related receivables/payables	(48)	—	—	—	(48)
Asset impairment and exit costs	1	45	1	—	47
Amortization of intangibles	—	—	15	—	15
Operating (expense) income	(101)	4,308	1,281	—	5,488
Interest and other debt expense (income), net	548	(2)	322	—	868
Loss on early extinguishment of debt	874	—	—	—	874
Earnings from equity investment in SABMiller	(973)	—	—	—	(973)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(550)	4,310	959	—	4,719
(Benefit) provision for income taxes	(240)	1,567	314	—	1,641
Equity earnings of subsidiaries	3,387	163	—	(3,550)	—
Net earnings	3,077	2,906	645	(3,550)	3,078
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria Group, Inc.	$3,077	$2,906	$644	$(3,550)	$3,077

Net earnings	$3,077	$2,906	$645	$(3,550)	$3,078
Other comprehensive earnings, net of deferred income taxes	283	10	82	(92)	283
Comprehensive earnings	3,360	2,916	727	(3,642)	3,361
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$3,360	$2,916	$726	$(3,642)	$3,360

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended September 30, 2013
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,627	$932	$(6)	$6,553
Cost of sales	—	1,698	247	(6)	1,939
Excise taxes on products	—	1,728	65	—	1,793
Gross profit	—	2,201	620	—	2,821
Marketing, administration and research costs	60	517	82	—	659
Changes to Mondelēz and PMI tax-related receivables/payables	25	—	—	—	25
Asset impairment and exit costs	—	—	—	—	—
Amortization of intangibles	—	—	5	—	5
Operating (expense) income	(85)	1,684	533	—	2,132
Interest and other debt expense, net	166	3	100	—	269
Earnings from equity investment in SABMiller	(255)	—	—	—	(255)
Earnings before income taxes and equity earnings of subsidiaries	4	1,681	433	—	2,118
(Benefit) provision for income taxes	(63)	628	157	—	722
Equity earnings of subsidiaries	1,329	61	—	(1,390)	—
Net earnings	1,396	1,114	276	(1,390)	1,396
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$1,396	$1,114	$276	$(1,390)	$1,396

Net earnings	$1,396	$1,114	$276	$(1,390)	$1,396
Other comprehensive earnings, net of deferred income taxes	107	4	41	(45)	107
Comprehensive earnings	1,503	1,118	317	(1,435)	1,503
Comprehensive losses (earnings) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$1,503	$1,118	$317	$(1,435)	$1,503

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended September 30, 2012
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,444	$804	$(6)	$6,242
Cost of sales	—	1,763	225	(6)	1,982
Excise taxes on products	—	1,706	70	—	1,776
Gross profit	—	1,975	509	—	2,484
Marketing, administration and research costs	61	464	23	—	548
Changes to Mondelēz and PMI tax-related receivables/payables	(48)	—	—	—	(48)
Asset impairment and exit costs	1	9	—	—	10
Amortization of intangibles	—	—	5	—	5
Operating (expense) income	(14)	1,502	481	—	1,969
Interest and other debt expense (income), net	181	(1)	102	—	282
Loss on early extinguishment of debt	874	—	—	—	874
Earnings from equity investment in SABMiller	(230)	—	—	—	(230)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(839)	1,503	379	—	1,043
(Benefit) provision for income taxes	(295)	527	154	—	386
Equity earnings of subsidiaries	1,201	56	—	(1,257)	—
Net earnings	657	1,032	225	(1,257)	657
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$657	$1,032	$225	$(1,257)	$657

Net earnings	$657	$1,032	$225	$(1,257)	$657
Other comprehensive earnings, net of deferred income taxes	70	4	31	(35)	70
Comprehensive earnings	727	1,036	256	(1,292)	727
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$727	$1,036	$256	$(1,292)	$727

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2013
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$3,347	$2,986	$351	$(3,708)	$2,976
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(18)	(72)	—	(90)
Proceeds from finance assets	—	—	559	—	559
Other	—	—	16	—	16
Net cash (used in) provided by investing activities	—	(18)	503	—	485
Cash Provided by (Used in) Financing Activities
Long-term debt issued	996	—	—	—	996
Repurchases of common stock	(382)	—	—	—	(382)
Dividends paid on common stock	(2,652)	—	—	—	(2,652)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(11)	517	(506)	—	—
Financing fees and debt issuance costs	(12)	—	—	—	(12)
Cash dividends paid to parent	—	(3,447)	(261)	3,708	—
Other	21	(38)	(83)	—	(100)
Net cash used in financing activities	(2,040)	(2,968)	(850)	3,708	(2,150)
Cash and cash equivalents:
Increase	1,307	—	4	—	1,311
Balance at beginning of period	2,862	—	38	—	2,900
Balance at end of period	$4,169	$—	$42	$—	$4,211

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2012
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$1,883	$2,814	$382	$(2,959)	$2,120
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(18)	(59)	—	(77)
Proceeds from finance assets	—	—	813	—	813
Other	—	—	(8)	—	(8)
Net cash (used in) provided by investing activities	—	(18)	746	—	728
Cash Provided by (Used in) Financing Activities
Long-term debt issued	2,787	—	—	—	2,787
Long-term debt repaid	(2,000)	—	(600)	—	(2,600)
Repurchases of common stock	(595)	—	—	—	(595)
Dividends paid on common stock	(2,508)	—	—	—	(2,508)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	220	17	(237)	—	—
Financing fees and debt issuance costs	(22)	—	—	—	(22)
Tender premiums and fees related to early extinguishment of debt	(864)	—	—	—	(864)
Cash dividends paid to parent	—	(2,774)	(185)	2,959	—
Other	7	(39)	(98)	—	(130)
Net cash used in financing activities	(2,975)	(2,796)	(1,120)	2,959	(3,932)
Cash and cash equivalents:
(Decrease) increase	(1,092)	—	8	—	(1,084)
Balance at beginning of period	3,245	—	25	—	3,270
	$2,153	$—	$33	$—	$2,186

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of the Company

At September 30, 2013, Altria Group, Inc.’s direct and indirect wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless tobacco products in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its direct and indirect wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Nu Mark LLC (“Nu Mark”), an indirect wholly-owned subsidiary of Altria Group, Inc., is engaged in the development and marketing of innovative tobacco products for adult tobacco consumers. Philip Morris Capital Corporation (“PMCC”), a direct wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held approximately 26.8% of the economic and voting interest of SABMiller plc (“SABMiller”) at September 30, 2013, which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends. At September 30, 2013, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

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

Consolidated Results of Operations for the Nine Months Ended September 30, 2013: The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the nine months ended September 30, 2013, from the nine months ended September 30, 2012, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the nine months ended September 30, 2012	$3,077	$1.51

2012 Asset impairment, exit and implementation costs	25	0.01
2012 Tobacco and health judgments	3	—
2012 SABMiller special items	(172)	(0.08)
2012 Loss on early extinguishment of debt	559	0.28
2012 PMCC leveraged lease benefit	(68)	(0.03)
2012 Tax items [1]	(51)	(0.03)
Subtotal 2012 special items	296	0.15

2013 NPM Adjustment Items [2]	427	0.21
2013 Asset impairment, exit and implementation costs	(1)	—
2013 Tobacco and health judgments	(14)	—
2013 SABMiller special items	(16)	(0.01)
2013 Tax items	25	0.01
Subtotal 2013 special items	421	0.21

Fewer shares outstanding	—	0.02
Change in tax rate	58	0.03
Operations	195	0.10
For the nine months ended September 30, 2013	$4,047	$2.02

[1] Excludes the tax impact included in the PMCC leveraged lease benefit.
[2] Reflects the impact of the NPM Adjustment Settlement ($0.16) and the NPM Arbitration Panel Decision ($0.05).
See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the nine months ended September 30, 2013 compared with the prior-year period were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase programs.

Change in Tax Rate: The change in tax rate was due primarily to a reduction in certain consolidated tax benefits in 2012 resulting from the third quarter of 2012 debt tender offer.

Operations: The increase of $195 million in operations shown in the table above was due primarily to the following:

•	higher income from the smokeable products and smokeless products segments;

•	lower interest and other debt expense, net; and

•	higher earnings from Altria Group, Inc.’s equity investment in SABMiller (excluding special items).

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Results of Operations for the Three Months Ended September 30, 2013: The changes in Altria Group, Inc.’s net earnings and diluted EPS attributable to Altria Group, Inc. for the three months ended September 30, 2013, from the three months ended September 30, 2012, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended September 30, 2012	$657	$0.32

2012 Asset impairment, exit and implementation costs	7	—
2012 Tobacco and health judgments	2	—
2012 SABMiller special items	12	0.01
2012 Loss on early extinguishment of debt	559	0.28
2012 Tax items	(62)	(0.03)
Subtotal 2012 special items	518	0.26

2013 NPM Adjustment Items [1]	93	0.05
2013 Tobacco and health judgments	(10)	—
2013 SABMiller special items	(9)	(0.01)
2013 Tax items	25	0.01
Subtotal 2013 special items	99	0.05

Fewer shares outstanding	—	0.01
Change in tax rate	44	0.02
Operations	78	0.04
For the three months ended September 30, 2013	$1,396	$0.70

[1] Reflects the impact of the NPM Arbitration Panel Decision.
See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the three months ended September 30, 2013 compared with the prior-year period were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase programs.

Change in Tax Rate: The change in tax rate was due primarily to a reduction in certain consolidated tax benefits in 2012 resulting from the third quarter of 2012 debt tender offer.

Operations: The increase of $78 million in operations shown in the table above was due primarily to the following:

•	higher income from the smokeable products and smokeless products segments;

•higher earnings from Altria Group, Inc.’s equity investment in SABMiller; and

•	lower interest and other debt expense, net.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2013 Forecasted Results: In September 2013, Altria Group, Inc. revised its 2013 full-year forecast for reported diluted EPS to a range of $2.57 to $2.62 from a range of $2.51 to $2.56 to reflect the impact of the September 11, 2013 diligent enforcement rulings of the arbitration panel presiding over the non-participating manufacturer (“NPM”) adjustment dispute for 2003 (the “NPM Arbitration Panel Decision”). For a further discussion of this item, see Possible Adjustments in MSA

Payments for 2003 - 2012 in Note 11. Contingencies to the condensed consolidated financial statements in Item 1. Financial Statements in this Quarterly Report on Form 10-Q (“Item 1”). Additionally, the revised guidance reflects the reversal of tax accruals no longer required. The 2013 full-year reported diluted EPS forecast includes estimated net income of $0.21 per share as detailed in the table below, as compared with the 2012 full-year reported diluted EPS of $2.06, which included $0.15 per share of net expenses, as detailed in the table below. In October 2013, Altria Group, Inc. reaffirmed its 2013 full-year forecast for reported diluted EPS. In addition, in September and October 2013, Altria Group, Inc. reaffirmed its forecast for 2013 full-year adjusted diluted EPS, which excludes the items in the table below, representing a growth rate of 7% to 9% over 2012 full-year adjusted diluted EPS.

The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

(Income) Expense, Net Included in Reported Diluted EPS
	2013	2012
NPM Adjustment Items [1]	$(0.21)	$—
Asset impairment, exit and implementation costs	—	0.01
SABMiller special items	0.01	(0.08)
PMCC leveraged lease benefit	—	(0.03)
Loss on early extinguishment of debt	—	0.28
Tax items [2]	(0.01)	(0.03)
	$(0.21)	$0.15

[1] Reflects the impact of the NPM Adjustment Settlement ($0.16) and the NPM Arbitration Panel Decision ($0.05).
[2] Excludes the tax impact included in the PMCC leveraged lease benefit.

Adjusted diluted EPS is a financial measure that is not consistent with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Altria Group, Inc.’s management reviews diluted EPS on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, SABMiller special items, certain PMCC leveraged lease items, certain tax items, tobacco and health judgments, and settlements of, and determinations made in, disputes with certain states related to the NPM adjustment provision (“NPM Adjustment”) under the 1998 Master Settlement Agreement (the “MSA”). Altria Group, Inc.’s management does not view any of these special items to be part of its sustainable results as they may be highly variable and difficult to predict and can distort underlying business trends and results. Altria Group, Inc.’s management believes it is appropriate to disclose this non-GAAP financial measure to provide useful insight into underlying business trends and results, and to provide a more meaningful comparison of year-over-year results. Adjusted measures are used by management and regularly provided to Altria Group, Inc.’s chief operating decision maker for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. This information should be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.

Discussion and Analysis

Consolidated Operating Results

See pages 96-99 for a discussion of Cautionary Factors That May Affect Future Results.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net revenues:
Smokeable products	$16,448	$16,616	$5,802	$5,613
Smokeless products	1,333	1,243	485	437
Wine	411	381	148	140
All other	194	136	118	52
Net revenues	$18,386	$18,376	$6,553	$6,242

Excise taxes on products:
Smokeable products	$5,016	$5,239	$1,751	$1,742
Smokeless products	96	83	37	29
Wine	15	14	5	5
Excise taxes on products	$5,127	$5,336	$1,793	$1,776

Operating income:
Operating companies income:
Smokeable products	$5,471	$4,716	$1,825	$1,637
Smokeless products	769	678	277	246
Wine	73	63	28	26
All other	185	166	92	79
Amortization of intangibles	(15)	(15)	(5)	(5)
General corporate expenses	(173)	(168)	(60)	(62)
Changes to Mondelēz and PMI tax-related receivables/payables	(25)	48	(25)	48
Operating income	$6,285	$5,488	$2,132	$1,969

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

The following events that occurred during the nine and three months ended September 30, 2013 and 2012 affected the comparability of statement of earnings amounts.

•
NPM Adjustment Items: For the nine and three months ended September 30, 2013, PM USA recorded pre-tax income of $664 million and $145 million, respectively, on Altria Group, Inc.’s condensed consolidated statements of earnings, which increased operating companies income in the smokeable products segment. This recording of pre-tax income resulted from the following:

•
a reduction to cost of sales of $519 million for the nine months ended September 30, 2013 for settlement of disputes with certain states and territories related to the NPM Adjustment for the years 2003 - 2012 (“NPM Adjustment Settlement”); and

•	a reduction to cost of sales of $145 million for the nine and three months ended September 30, 2013 for the NPM Arbitration Panel Decision.

For further discussion of these items (which are referred to collectively as the “NPM Adjustment Items”), see Possible Adjustments in MSA Payments for 2003 - 2012 in Note 11. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 11”).

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

•
Tobacco and Health Judgments: See Note 11 for pre-tax charges related to tobacco and health judgments recorded in operating companies income in the smokeable products segment, and related interest costs.

•
SABMiller Special Items: Altria Group, Inc.’s earnings from its equity investment in SABMiller for the nine and three months ended September 30, 2013 included net pre-tax charges of $25 and $14 million, respectively, consisting of costs for SABMiller’s “business capability programme” and costs related to SABMiller’s economic and social development program in South Africa, partially offset by gains related to divestitures. Net pre-tax charges for the nine months ended September 30, 2013 also included asset impairment charges.

Altria Group, Inc.’s earnings from its equity investment in SABMiller for the nine months ended September 30, 2012 included net pre-tax income of $264 million, consisting of gains resulting from SABMiller’s strategic alliance transactions with Anadolu Efes and Castel, partially offset by costs for SABMiller’s “business capability programme,” costs related to SABMiller’s acquisition of Foster’s Group Limited and costs related to SABMiller’s economic and social development program in South Africa. Altria Group, Inc.’s earnings from its equity investment in SABMiller for the three months ended September 30, 2012 included pre-tax charges of $19 million, consisting of costs for SABMiller’s “business capability programme,” and costs related to SABMiller’s acquisition of Foster’s Group Limited.

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

•
Loss on Early Extinguishment of Debt: During the third quarter of 2012, Altria Group, Inc. completed a tender offer to purchase for cash $2.0 billion aggregate principal amount of certain of its senior unsecured notes. As a result of the tender offer, during the third quarter of 2012, Altria Group, Inc. recorded a pre-tax loss on early extinguishment of debt of $874 million, which included debt tender premiums and fees of $864 million and the write off of related unamortized debt discounts and debt issuance costs of $10 million. For further discussion, see Note 9. Debt to the condensed consolidated financial statements in Item 1 (“Note 9”).

•
Tax Items: Tax items for the nine and three months ended September 30, 2013 included the reversal of tax accruals no longer required. Tax items for the nine and three months ended September 30, 2012 included the reversal of tax reserves and associated interest due primarily to the closure in August 2012 of the IRS audit of Altria Group, Inc. and its consolidated subsidiaries’ 2004 - 2006 tax years (“IRS 2004 - 2006 Audit”). For further discussion, see Note 10. Income Taxes to the condensed consolidated financial statements in Item 1 (“Note 10”).

Consolidated Results of Operations for the Nine Months Ended September 30, 2013

The following discussion compares consolidated operating results for the nine months ended September 30, 2013 with the nine months ended September 30, 2012.

Net revenues, which include excise taxes billed to customers, were essentially unchanged at $18.4 billion, due primarily to higher net revenues from the smokeless products and wine segments, and higher gains on asset sales in the financial services business, offset by lower net revenues from the smokeable products segment.

Excise taxes on products decreased $209 million (3.9%), due primarily to lower smokeable products shipment volume.

Cost of sales decreased $650 million (11.1%), due primarily to the NPM Adjustment Items and lower smokeable products shipment volume, partially offset by higher per unit settlement charges and higher manufacturing costs.

Marketing, administration and research costs increased $45 million (2.7%), due primarily to spending related to the alternative products business, higher charges related to tobacco and health judgments and a postretirement benefit plan curtailment gain in 2012 related to the 2011 Cost Reduction Program, partially offset by lower spending in the smokeable products segment.

Operating income increased $797 million (14.5%), due primarily to higher operating results from the smokeable products segment (which includes the NPM Adjustment Items) and higher operating results from the smokeless products segment, partially offset by changes to Kraft Foods Inc. (now known as Mondelēz International, Inc. (“Mondelēz”)) and Philip Morris International Inc. (“PMI”) tax-related receivables/payables as discussed further in Note 10.

Interest and other debt expense, net, decreased $74 million (8.5%), due primarily to lower interest costs on debt as a result of debt refinancing activities in 2012, partially offset by interest associated with debt issuances in 2013.

Earnings from Altria Group, Inc.’s equity investment in SABMiller decreased $235 million (24.2%), due primarily to SABMiller special items (which included gains of $342 million resulting from SABMiller’s strategic alliance transactions with Anadolu Efes and Castel in 2012), partially offset by higher gains resulting from issuances of common stock by SABMiller in 2013.

Altria Group, Inc.’s income tax rate increased 0.2 percentage points to 35.0%, due primarily to the PMCC leveraged lease benefit recorded during the second quarter of 2012 and the reversal in 2012 of tax reserves and associated interest due primarily to the closure in August 2012 of the IRS 2004 - 2006 Audit. These increases were partially offset by the resolution of various Mondelēz and PMI tax matters in the third quarters of 2013 and 2012; the reduction in certain consolidated tax benefits in 2012 resulting from the third quarter of 2012 debt tender offer; and the reversal in 2013 of tax accruals no longer required. For further discussion, see Note 10.
Net earnings attributable to Altria Group, Inc. of $4,047 million increased $970 million (31.5%), due primarily to the loss on early extinguishment of debt in 2012, higher operating income and lower interest and other debt expense, net, partially offset by lower earnings from Altria Group, Inc.’s equity investment in SABMiller. Diluted and basic EPS attributable to Altria Group, Inc. of $2.02, each increased by 33.8% due to higher net earnings attributable to Altria Group, Inc. and fewer shares outstanding.

Consolidated Results of Operations for the Three Months Ended September 30, 2013

The following discussion compares consolidated operating results for the three months ended September 30, 2013 with the three months ended September 30, 2012.

Net revenues, which include excise taxes billed to customers, increased $311 million (5.0%), due primarily to higher net revenues from the smokeable products and smokeless products segments, and higher gains on asset sales in the financial services business.

Excise taxes on products increased $17 million (1.0%), due primarily to higher smokeable products and smokeless products shipment volume, partially offset by lower excise taxes for Middleton.

Cost of sales decreased $43 million (2.2%), due primarily to the NPM Arbitration Panel Decision, partially offset by higher smokeable products and smokeless products shipment volume, higher per unit settlement charges and higher manufacturing costs.

Marketing, administration and research costs increased $111 million (20.3%), due primarily to timing of spending in the smokeable products segment, a recovery of $33 million in 2012 related to the bankruptcy of American Airlines Inc. as discussed further in Note 8. Finance Assets, net to the condensed consolidated financial statements in Item 1, spending related to the alternative products business and higher charges related to tobacco and health judgments.

Operating income increased $163 million (8.3%), due primarily to higher operating results from the smokeable products segment (which includes the NPM Arbitration Panel Decision) and higher operating results from the smokeless products segment, partially offset by changes to Mondelēz and PMI tax-related receivables/payables as discussed further in Note 10.

Interest and other debt expense, net, decreased $13 million (4.6%), due primarily to lower interest costs on debt as a result of debt refinancing activities in 2012, partially offset by interest associated with debt issuances in 2013.

Earnings from Altria Group, Inc.’s equity investment in SABMiller increased $25 million (10.9%), due primarily to higher ongoing equity earnings.

Altria Group, Inc.’s income tax rate decreased 2.9 percentage points to 34.1%, due primarily to the resolution of various Mondelēz and PMI tax matters in the third quarters of 2013 and 2012; the reduction in certain consolidated tax benefits in 2012 resulting from the third quarter of 2012 debt tender offer; and the reversal in 2013 of tax accruals no longer required. These decreases were partially offset by the reversal in 2012 of tax reserves and associated interest due primarily to the closure in August 2012 of the IRS 2004-2006 Audit.
Net earnings attributable to Altria Group, Inc. of $1,396 million increased $739 million (100%+), due primarily to the loss on early extinguishment of debt in 2012, higher operating income, a lower income tax rate, higher earnings from Altria Group, Inc.’s equity investment in SABMiller and lower interest and other debt expense, net. Diluted and basic EPS attributable to Altria Group, Inc. of $0.70, each increased by 100%+ due to higher net earnings attributable to Altria Group, Inc. and fewer shares outstanding.

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
In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria Group, Inc.’s tobacco subsidiaries. Our tobacco subsidiaries believe that a significant number of adult tobacco consumers switch between tobacco categories or use multiple forms of tobacco products and that approximately 50% of adult smokers say they are interested in trying innovative tobacco products. Altria Group, Inc.’s tobacco subsidiaries further believe that adult tobacco consumer awareness of electronic cigarettes is high and growing and project consumer expenditures for electronic cigarettes to reach approximately $1 billion in 2013. Altria Group, Inc. and its tobacco subsidiaries work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the United States through innovation and adjacency growth strategies (including, where appropriate, arrangements with third parties). For example, Nu Mark entered the e-vapor category with the introduction of MarkTen e-cigarettes into a lead market in Indiana in August 2013 and plans to expand distribution of MarkTen e-cigarettes to Arizona in December 2013. See the discussions regarding new product technologies, adjacency growth strategy and evolving consumer preferences in Cautionary Factors That May Affect Future Results for certain risks associated with the foregoing discussion.

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

•	to restrict or otherwise regulate menthol cigarettes, as well as other tobacco products with characterizing flavors (see Action on Menthol below);

•	to regulate nicotine yields and to reduce or eliminate harmful constituents or harmful ingredients or other components of tobacco products;

•	to impose manufacturing standards for tobacco products; and

•	equips the FDA with a variety of investigatory and enforcement tools, including the authority to inspect tobacco product manufacturing and other facilities.

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
A complete set of guidance documents issued by the FDA can be found on the FDA’s website at www.fda.gov/TobaccoProductsGuidanceComplianceRegulatoryInformation. The information on this website is not, and shall not be deemed to be, part of this report or incorporated into any other filings Altria Group, Inc. makes with the United States Securities and Exchange Commission (the “SEC”).

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

The law imposes fees on tobacco product manufacturers and importers to pay for the cost of regulation and other matters. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation according to a process set out in the statute, which relies, in part, on the allocation methodology set forth in the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”), and then among manufacturers and importers within each respective category based on their relative market shares. In May 2013, the FDA issued proposed regulations to govern the allocation of the FDA user fee after the FETRA program concludes in 2014. An Altria Group, Inc. subsidiary filed comments on behalf of PM USA and USSTC objecting to certain aspects of the proposed regulations. For a discussion of the impact of the State Settlement Agreements, the FETRA and FDA user fee payments on Altria Group, Inc., see Financial Review - Debt and Liquidity - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation below. In addition, compliance with the law’s regulatory requirements has resulted and will continue to result in additional costs for our tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter to date but could become substantial, either individually or in the aggregate, and will depend on the nature of the requirements imposed by the FDA.
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

TPSAC Membership

Beginning in March 2010, PM USA and USSTC raised with the FDA their concerns that four of the voting members of the TPSAC have financial and other conflicts (including services as paid experts for plaintiffs in tobacco litigation) that could hamper the full and fair consideration of issues by the TPSAC and requested that their appointments be withdrawn. PM USA and USSTC raised similar concerns related to the engagement of two TPSAC subcommittee consultants. The FDA declined PM USA’s and USSTC’s requests, stating that the FDA had satisfied itself, after inquiry, that the individuals in question did not have disqualifying conflicts of interest. In February 2011, Lorillard Tobacco Company and R.J. Reynolds Tobacco Company filed suit in the U.S. District Court for the District of Columbia against the United States Department of Health and Human Services and individual defendants (sued in their official capacities) asserting that the composition of the TPSAC and the composition of the Constituents Subcommittee of the TPSAC violates several federal laws, including the Federal Advisory Committee Act. In August 2012, the district court denied the government’s motion to dismiss the plaintiffs’ complaint. The government defendants filed their motion for summary judgment as to all claims in June 2013. R.J. Reynolds and Lorillard filed a cross-motion for summary judgment in July 2013.

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

The FSPTCA does not set a deadline or required timeline for the FDA to act on the TPSAC report. The FDA has stated that the TPSAC report is only a recommendation and that the FDA’s receipt of the TPSAC’s report will not have an immediate effect on the availability of menthol cigarettes. In January 2012, the FDA announced that it had evaluated scientific information on menthol and had drafted a report related to the impact of menthol in cigarettes on public health. The FDA indicated that it had sent its report to external scientists for peer review. In July 2013, the FDA released its preliminary scientific evaluation, which states “that menthol cigarettes pose a public health risk above that seen with non-menthol cigarettes.” At the same time, the FDA also issued an advance notice of proposed rulemaking requesting comments on FDA’s preliminary scientific evaluation and information that may inform potential regulatory actions regarding menthol in cigarettes or other tobacco products. Comments are due by November 22, 2013. No future action can be taken by the FDA to regulate the manufacture, marketing or sale of menthol cigarettes (including a possible ban) until the completion of the rulemaking process.

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

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. For example, in 2009, the federal excise tax (“FET”) on cigarettes increased from $0.39 per pack to approximately $1.01 per pack and on July 1, 2010, the New York state excise tax increased by $1.60 to $4.35 per pack. Between the end of 1998 and October 21, 2013, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.47 per pack. As of October 21, 2013, Massachusetts, Minnesota, Oregon and Puerto Rico have enacted legislation to increase their cigarette taxes during 2013. In addition, the President’s fiscal year 2014 Budget proposes significant increases in the FET for all tobacco products. The proposed budget would increase the FET on a pack of cigarettes by $0.94 per pack, raising the total FET to $1.95 per pack, and would also increase the tax on other tobacco products by a proportionate amount. It is not possible to predict whether this proposed FET increase will be enacted.

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

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of October 21, 2013, 23 states, Washington, D.C., Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of October 21, 2013, 177 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; and adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain and restrict smoking in public places.

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

In addition, such legislation has been enacted or is being considered in a number of localities. For example:

New York City adopted an ordinance that prohibits the sale of certain flavored tobacco products other than cigarettes. This legislation affects certain USSTC and Middleton products. The ordinance and related final regulations took effect in August 2010. Certain subsidiaries of USSTC filed a lawsuit in the U.S. District Court for the Southern District of New York challenging the New York City legislation on the grounds that it is preempted by the FSPTCA. The district court granted summary judgment on the preemption claim in favor of New York City, which the U.S. Court of Appeals for the Second Circuit upheld. This litigation has concluded. Plaintiffs are complying with the ordinance.

Providence, Rhode Island adopted two ordinances in January 2012. One prohibits the sale in most retail outlets of certain flavored tobacco products other than cigarettes. This legislation differs in a number of ways from the New York City ordinance, including by attempting to prohibit reference to concepts such as “spicy, arctic, ice, cool, warm, hot, mellow, fresh and breeze.” The second Providence ordinance prohibits licensed retailers in the city from accepting or redeeming coupons for cigarettes and other tobacco products or from selling such products to consumers through multi-pack discounts or other discounts provided in exchange for the purchase of another tobacco product. In February 2012, Altria Group, Inc.’s tobacco subsidiaries filed a legal challenge to these ordinances in the U.S. District Court for the District of Rhode Island challenging the legality of both ordinances on preemption and First Amendment grounds. Plaintiffs filed motions for preliminary injunction and summary judgment in March 2012. The City of Providence filed a cross-motion for summary judgment in June 2012. In December 2012, the district court struck the “concepts” language quoted above from the flavor ordinance, but otherwise granted summary judgment for the City of Providence as to both ordinances. The City of Providence commenced enforcement of the ordinances, as modified by the district court, in January 2013. In January 2013, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the First Circuit. Oral argument was held on July 29, 2013. On September 30, 2013, the Court of Appeals affirmed the district court’s decision upholding both ordinances.

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

Legislation was recently proposed in New York City to increase the City’s minimum age to purchase tobacco products from 18 to 21. A hearing on the proposed regulations was held in May 2013. The current federal minimum age requirement for the purchase of tobacco products is 18; four states have increased their state minimum age laws to 19 (Alabama, Alaska, New Jersey and Utah), and a number of localities have increased their minimum age laws above 18.

Federal Tobacco Quota Buy-Out

In October 2004, FETRA was signed into law. PM USA, Middleton and USSTC are subject to the requirements of FETRA. FETRA eliminated the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the 10-year buy-out, which will end in 2014, is approximately $9.5 billion and is being paid by manufacturers and importers of each kind of tobacco product subject to FET. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of such tobacco product.

In February 2011, PM USA filed a lawsuit in the U.S. District Court for the Eastern District of Virginia challenging the United States Department of Agriculture’s (the “USDA”) method for calculating the 2011 and future tobacco product class shares that are used to allocate liability for the industry payments that fund the FETRA buy-out described above. PM USA asserted in this litigation that the USDA violated FETRA, and imposed excessive FETRA assessments on PM USA, by failing to apply the most current FET rates enacted by Congress, which became effective in April 2009, in calculating the class share allocations. The Cigar Association of America has joined the litigation as a defendant intervenor. In October 2012, the district court denied PM USA’s motion for summary judgment, granted the defendants’ motion for summary judgment and dismissed the case. In December 2012, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit. Oral argument was held on September 19, 2013.

For a discussion of the impact of the State Settlement Agreements, FETRA and FDA user fee payments on Altria Group, Inc., see Financial Review - Debt and Liquidity - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation below. We do not anticipate that the quota buy-out will have a material adverse impact on our consolidated results in 2013 or 2014.

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
Operating Results

The following discussion compares operating results for the smokeable and smokeless products segments for the nine and three months ended September 30, 2013, versus the nine and three months ended September 30, 2012.

	For the Nine Months Ended September 30,
	Net Revenues		Operating Companies Income
	2013	2012	2013	2012
	(in millions)
Smokeable products	$16,448	$16,616	$5,471	$4,716
Smokeless products	1,333	1,243	769	678
Total smokeable and smokeless products	$17,781	$17,859	$6,240	$5,394

	For the Three Months Ended September 30,
	Net Revenues		Operating Companies Income
	2013	2012	2013	2012
	(in millions)
Smokeable products	$5,802	$5,613	$1,825	$1,637
Smokeless products	485	437	277	246
Total smokeable and smokeless products	$6,287	$6,050	$2,102	$1,883

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

Smokeable products segment

The smokeable products segment’s operating companies income increased during the the nine and three months ended September 30, 2013 versus the prior-year periods, due primarily to the NPM Adjustment Items and higher pricing. PM USA grew its total cigarette retail share versus both prior-year periods.

The following table summarizes smokeable products segment shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(sticks in millions)
Cigarettes:
Marlboro	83,953	87,248	(3.8)%	29,399	28,954	1.5%
Other premium	5,838	6,503	(10.2)%	2,016	2,177	(7.4)%
Discount	7,646	7,290	4.9%	2,702	2,571	5.1%
Total cigarettes	97,437	101,041	(3.6)%	34,117	33,702	1.2%
Cigars:
Black & Mild	874	940	(7.0)%	311	298	4.4%
Other	17	14	21.4%	9	4	100%+
Total cigars	891	954	(6.6)%	320	302	6.0%
Total smokeable products	98,328	101,995	(3.6)%	34,437	34,004	1.3%

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

The following table summarizes the smokeable products segment retail share performance:

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2013	2012	Percentage Point Change	2013	2012	Percentage Point Change
Cigarettes:
Marlboro	43.6%	43.6%	—	43.7%	43.7%	—
Other premium	3.1	3.3	(0.2)	3.1	3.2	(0.1)
Discount	3.9	3.4	0.5	3.9	3.6	0.3
Total cigarettes	50.6%	50.3%	0.3	50.7%	50.5%	0.2
Cigars:
Black & Mild	29.2%	30.8%	(1.6)	29.5%	30.6%	(1.1)
Other	0.2	0.2	—	0.2	0.2	—
Total cigars	29.4%	31.0%	(1.6)	29.7%	30.8%	(1.1)

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

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2013, decreased $168 million (1.0%), due primarily to lower shipment volume, partially offset by higher pricing, which includes higher promotional investments. Operating companies income for the nine months ended September 30, 2013 increased $755 million (16.0%), due primarily to the NPM Adjustment Items ($664 million), higher pricing ($552 million), which includes higher promotional investments, and lower marketing, administration and research costs, partially offset by lower shipment volume ($336 million), higher per unit settlement charges ($88 million), higher manufacturing costs and higher charges related to tobacco and health judgments.
Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2013, increased $189 million (3.4%), due primarily to higher pricing, which includes higher promotional investments, and higher shipment volume. Operating companies income for the three months ended September 30, 2013 increased $188 million (11.5%), due primarily to the NPM Arbitration Panel Decision ($145 million), higher pricing ($113 million), which includes higher promotional investments, and higher shipment volume ($44 million), partially offset by higher per unit settlement charges ($42 million), higher marketing, administration and research costs ($41 million) and higher manufacturing costs.
Total smokeable products shipment volume for the nine months ended September 30, 2013 decreased 3.6% versus the prior-year period. Total smokeable products shipment volume for the three months ended September 30, 2013 increased 1.3% versus the prior-year period.
PM USA’s reported domestic cigarettes shipment volume decreased 3.6% for the nine months ended September 30, 2013, due primarily to the industry’s rate of decline and changes in trade inventories, partially offset by retail share gains. After adjusting for changes in trade inventories, PM USA estimates that its 2013 nine-month domestic cigarettes shipment volume was down approximately 4%, in line with the estimated decline rate for total cigarette category volume for the same period.

PM USA’s reported domestic cigarettes shipment volume increased 1.2% for the three months ended September 30, 2013, due primarily to one extra shipping day, changes in trade inventories and retail share gains, partially offset by the industry’s rate of decline. After adjusting for calendar differences and changes in trade inventories, PM USA estimates that its third-quarter 2013 domestic cigarettes shipment volume was down approximately 3% and that total cigarette category volume declined approximately 3.5% in the same period.

PM USA’s shipments of premium cigarettes accounted for 92.2% and 92.1% of its reported domestic cigarettes shipment volume for the nine and three months ended September 30, 2013, respectively, versus 92.8% and 92.4% for the nine and three months ended September 30, 2012, respectively.

Middleton’s reported cigars shipment volume for the nine months ended September 30, 2013 decreased 6.6% due primarily to changes in wholesale inventories and retail share losses. Middleton’s reported cigars shipment volume for the three months ended September 30, 2013 increased 6.0%.

In the cigarette category, Marlboro’s 2013 retail share was unchanged versus both prior-year periods. During the fourth quarter of 2013, PM USA will expand Marlboro Edge distribution nationally. Marlboro Edge is part of the Marlboro Black family.

PM USA’s retail share for the nine and three months ended September 30, 2013 increased 0.3 and 0.2 share points, respectively, versus the prior-year periods, due to retail share gains by L&M in Discount, partially offset by share losses on other portfolio brands.

In the machine-made large cigars category, Black & Mild’s retail share for the the nine and three months ended September 30, 2013 decreased 1.6 and 1.1 share points, respectively.

Smokeless products segment

The smokeless products segment’s operating companies income grew during the the nine and three months ended September 30, 2013 versus the prior-year periods, primarily through higher pricing and higher volume. USSTC grew Copenhagen and Skoal’s combined volume and retail share versus both prior-year periods.

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(cans and packs in millions)
Copenhagen	316.6	284.9	11.1%	116.4	100.9	15.4%
Skoal	213.8	210.0	1.8%	75.6	72.9	3.7%
Copenhagen and Skoal	530.4	494.9	7.2%	192.0	173.8	10.5%
Other	58.6	61.0	(3.9)%	20.8	20.5	1.5%
Total smokeless products	589.0	555.9	6.0%	212.8	194.3	9.5%

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

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2013	2012	Percentage Point Change	2013	2012	Percentage Point Change
Copenhagen	29.1%	27.7%	1.4	29.6%	28.3%	1.3
Skoal	21.6	22.6	(1.0)	21.2	22.4	(1.2)
Copenhagen and Skoal	50.7	50.3	0.4	50.8	50.7	0.1
Other	4.3	4.9	(0.6)	4.3	4.7	(0.4)
Total smokeless products	55.0%	55.2%	(0.2)	55.1%	55.4%	(0.3)

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

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2013, increased $90 million (7.2%), due primarily to higher volume and higher pricing, which includes higher promotional investments, partially offset by unfavorable mix due to growth in products introduced in recent years at a lower, popular price. Operating companies income for the nine months ended September 30, 2013 increased $91 million (13.4%), due primarily to higher volume ($44 million), higher pricing ($28 million), which includes higher promotional investments, and charges in 2012 related to the 2011 Cost Reduction Program ($27 million), partially offset by unfavorable mix.
Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2013, increased $48 million (11.0%), due primarily to higher volume and higher pricing, which includes higher promotional investments. Operating companies income for the three months ended September 30, 2013 increased $31 million (12.6%), due primarily to higher volume ($21 million), charges in 2012 related to the 2011 Cost Reduction Program ($8 million) and higher pricing ($7 million), which includes higher promotional investments, partially offset by higher marketing, administrative and research costs.
For the nine months ended September 30, 2013, USSTC and PM USA’s combined reported domestic smokeless products shipment volume increased 6.0% due to volume growth for Copenhagen and Skoal, partially offset by volume declines for Other portfolio brands. For the three months ended September 30, 2013, USSTC and PM USA’s combined reported domestic smokeless products shipment volume increased 9.5%, due primarily to one extra shipping day and volume growth for Copenhagen and Skoal. Copenhagen and Skoal’s combined shipment volume increased 7.2% and 10.5% for the the nine and three months ended September 30, 2013, respectively, versus the prior-year periods. For the nine and three months ended September 30, 2013, Copenhagen’s volume grew 11.1% and 15.4%, respectively, as the brand continued to benefit from products introduced in recent years. Skoal’s volume increased 1.8% and 3.7% for the nine and three months ended September 30, 2013, respectively.
After adjusting for trade inventory changes and other factors, USSTC and PM USA estimate that their combined domestic smokeless products shipment volume grew approximately 5% for the first nine months of 2013, in line with the estimated volume growth rate for the smokeless products category over the 12 months ended September 30, 2013. After adjusting for an extra shipping day, trade inventory changes and other factors, USSTC and PM USA estimate that their combined domestic smokeless products shipment volume grew approximately 4% for the three months ended September 30, 2013.

Copenhagen and Skoal’s combined retail share for the nine and three months ended September 30, 2013 increased 0.4 and 0.1 share points, respectively, versus the prior-year periods. Copenhagen’s retail share for the nine and three months ended September 30, 2013 grew 1.4 and 1.3 share points, respectively, as the brand continued to benefit from products introduced over the past several years. Skoal’s retail share for the nine and three months ended September 30, 2013 declined 1.0 and 1.2 share points, respectively, due primarily to competitive activity and Copenhagen’s performance.

USSTC and PM USA’s combined retail share for the nine and three months ended September 30, 2013 decreased 0.2 and 0.3 share points, respectively, versus the prior-year periods as retail share losses for Skoal and Other portfolio brands were mostly offset by retail share gains for Copenhagen.

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

Operating Results
Ste. Michelle delivered higher operating companies income for the nine and three months ended September 30, 2013.
The following discussion compares wine segment results for the nine and three months ended September 30, 2013, with the nine and three months ended September 30, 2012.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net revenues	$411	$381	$148	$140
Operating companies income	$73	$63	$28	$26

The following table summarizes wine segment case shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(cases in thousands)
Chateau Ste. Michelle	1,864	1,860	0.2%	680	704	(3.4)%
Columbia Crest	1,202	1,193	0.8%	404	440	(8.2)%
14 Hands	949	710	33.7%	296	270	9.6%
Other	1,393	1,403	(0.7)%	492	496	(0.8)%
Total wine	5,408	5,166	4.7%	1,872	1,910	(2.0)%

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2013 increased $30 million (7.9%), due to higher shipment volume, improved premium mix and higher pricing. Operating companies income for the nine months ended September 30, 2013 increased $10 million (15.9%), due to higher shipment volume, improved premium mix and higher pricing, partially offset by higher marketing, general and administrative costs.

Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2013 increased $8 million (5.7%), due to improved premium mix and higher pricing, partially offset by lower shipment volume. Operating companies income for the three months ended September 30, 2013 increased $2 million (7.7%), due to improved premium mix and higher pricing, partially offset by higher marketing, general and administrative costs and lower shipment volume.

For the nine months ended September 30, 2013, Ste. Michelle’s reported wine shipment volume increased 4.7% due primarily to increased distribution of 14 Hands. For the three months ended September 30, 2013, Ste. Michelle’s reported wine shipment volume decreased 2.0%, due primarily to changes in trade inventories.

Financial Review

Net Cash Provided by Operating Activities

During the first nine months of 2013, net cash provided by operating activities was $2,976 million compared with $2,120 million during the first nine months of 2012. This increase was due primarily to:

•	the Closing Agreement with the IRS, which resulted in a payment for federal income tax and estimated interest of $456 million in 2012;

•	lower settlement payments, including the $483 million credit that PM USA received against its April 2013 MSA payment as a result of the NPM Adjustment Settlement; and

•	a lower voluntary contribution to Altria Group, Inc.’s pension plans in the first nine months of 2013.

Altria Group, Inc. had a working capital deficit at September 30, 2013 and December 31, 2012. Altria Group, Inc.’s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.

Net Cash Provided by Investing Activities

During the first nine months of 2013, net cash provided by investing activities was $485 million compared with $728 million during the first nine months of 2012. This decrease was due primarily to lower proceeds from asset sales in the financial services business in the first nine months of 2013.

Net Cash Used in Financing Activities

During the first nine months of 2013, net cash used in financing activities was $2.2 billion compared with $3.9 billion during the first nine months of 2012. This decrease was due primarily to the following:

•
debt tender offer completed during the third quarter of 2012, which resulted in the repurchase of $2.0 billion of long-term debt as well as an $864 million payment of tender premiums and fees related to the early extinguishment of debt;

•	$600 million repayment of UST senior unsecured notes during the third quarter of 2012; and

•	lower share repurchases during the first nine months of of 2013;

partially offset by:

•	higher debt issuances during the first nine months of 2012; and

•	higher dividends paid during the first nine months of 2013.

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

At September 30, 2013, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook

Moody’s	P-2	Baa1	Stable
Standard & Poor’s	A-2	BBB	Stable
Fitch	F2	BBB+	Stable

Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. As of and for the three months ended September 30, 2013 and 2012, and as of December 31, 2012, there were no short-term borrowings.

For the nine months ended September 30, 2013 and 2012, Altria Group, Inc.’s average daily short-term borrowings, peak short-term borrowings outstanding and weighted-average interest rate on short-term borrowings were as follows:

	For the Nine Months Ended September 30,
	2013	2012
	(dollars in millions)
Average daily short-term borrowings	$49	$10
Peak short-term borrowings outstanding	$650	$190
Weighted-average interest rate on short-term borrowings	0.34%	0.42%

Short-term borrowings were repaid with cash provided by operating activities. Peak borrowings for the nine months ended September 30, 2013 and 2012 were due primarily to payments related to State Settlement Agreements as further discussed in Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation, Tobacco Space - Business Environment and Note 11.

On August 19, 2013, Altria Group, Inc. amended and restated its $3.0 billion senior unsecured 5-year revolving credit agreement to extend the expiration date to August 19, 2018, with an option, subject to certain conditions, for Altria Group, Inc. to extend the expiration date for two additional one-year periods (as amended and restated, the “Credit Agreement”). All other terms of the Credit Agreement remain substantially the same. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Standard & Poor’s and Moody’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at September 30, 2013 for borrowings under the Credit Agreement was 1.25%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At September 30, 2013, the credit line available to Altria Group, Inc. under the Credit Agreement was $3.0 billion.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated EBITDA of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At September 30, 2013, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.7 to 1.0 and 8.4 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to this Quarterly Report on Form 10-Q (“Form 10-Q”) sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.

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

Debt - At September 30, 2013 and December 31, 2012, Altria Group, Inc.’s total debt was $14.9 billion and $13.9 billion, respectively.

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

For a further discussion of long-term debt, see Note 9.

Guarantees and Other Similar Matters - As discussed in Note 11, Altria Group, Inc. had guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at September 30, 2013. From time to time, subsidiaries of Altria Group, Inc. also issue lines of credit to affiliated entities. In addition, as discussed in Note 12, PM USA has issued guarantees related to Altria Group, Inc.’s indebtedness. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation - As discussed previously and in Note 11, PM USA has entered into State Settlement Agreements with the states and territories of the United States. PM USA also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA’s obligations under this trust expired on December 15, 2010 (these obligations had been offset by the obligations imposed on PM USA by FETRA, which expires in the third quarter of 2014). USSTC and Middleton are also subject to obligations imposed by FETRA. In addition, in June 2009, PM USA and a subsidiary of USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. The State Settlement Agreements, FETRA and FDA user fees call for payments that are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.’s subsidiaries recorded approximately $3.2 billion and $3.8 billion of charges to cost of sales for the nine months ended September 30, 2013 and 2012, respectively, and approximately $1.2 billion and $1.3 billion of charges to cost of sales for the three month periods ended September 30, 2013 and 2012, respectively. The 2013 amounts included reductions to cost of sales of $664 million and $145 million for the nine and three months ended September 30, 2013, respectively, related to the NPM Adjustment Items discussed below and under Possible Adjustments in MSA Payments for 2003 - 2012 in Note 11.

Effective December 17, 2012, PM USA and the other tobacco product manufacturers that are original signatories (the “OPMs”) to the MSA, as well as certain other participating manufacturers, entered into a term sheet with 17 states, the District of Columbia and Puerto Rico for settlement of the 2003 - 2012 NPM Adjustments with those states and territories. On March 12, 2013, the arbitration panel in the NPM Adjustment arbitration issued a stipulated partial settlement and award (the “Stipulated Award”) permitting the term sheet to proceed. An additional MSA state joined the term sheet on April 12, 2013 (prior to the date of PM USA’s April 2013 MSA payment). Based on the identity of the signatory states that had joined the term sheet prior to the date of the April 2013 MSA payment, the reduction in PM USA’s MSA payment obligation was approximately $483 million, all of which PM USA received as a credit against its April 2013 MSA payment. Two additional MSA states joined the term sheet on May 24, 2013 and, as a result, PM USA expects to receive an additional credit of $36 million against its April 2014 MSA payment. All states and territories that have joined the term sheet are referred to collectively as the “signatory states.”

On September 11, 2013, the arbitration panel presiding over the 2003 NPM Adjustment dispute ruled that six of 15 states whose 2003 diligent enforcement claims were challenged by the participating manufacturers and that had not joined the term sheet, did not diligently enforce laws during 2003 that require escrow payments from the cigarette manufacturers that have not signed the MSA. As a result of this ruling, PM USA is entitled to an NPM Adjustment for 2003 likely in the form of a credit against its April 2014 MSA payment, in the amount of $145 million, plus applicable interest on that amount.

As a result of these NPM Adjustment Items, PM USA recorded a reduction to cost of sales of $664 million and $145 million for the nine and three months ended September 30, 2013, respectively.

As discussed under Possible Adjustments in MSA Payments for 2003 - 2012 in Note 11, a number of non-signatory states have taken action, and additional non-signatory states may also take action, in state court to vacate or modify the Stipulated Award or the diligent enforcement rulings of the arbitration panel. No assurance can be given that this litigation or any other such attempts by other non-signatory states will be resolved in a manner favorable to PM USA, nor can PM USA predict the remedy that might be ordered if any such litigation were to be resolved unfavorably to PM USA. The term sheet also provides that the NPM Adjustment provision will be revised and streamlined as to the signatory states for years after 2012. In connection with the settlement, the formula for allocating among the OPMs the revised NPM Adjustments applicable in the future to the signatory states will be modified in a manner favorable to PM USA, although the extent to which it is favorable to PM USA will be dependent upon certain future events, including the future relative market shares of the OPMs.

Based on current agreements, 2012 market share and historical annual industry volume decline rates, the estimated amounts that Altria Group, Inc.’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements, FETRA and FDA user fees approximate $4.5 billion in 2013 and $5 billion for each year thereafter. These amounts include the $664 million of reductions to costs of sales recorded during the nine months ended September 30, 2013, but exclude the potential impact of the revised and streamlined NPM Adjustment provision applicable to signatory states for years after 2012 discussed above and also excludes the adjustments described below.

The estimated amounts due under the State Settlement Agreements and FETRA charged to cost of sales in each year would generally be paid in the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. As previously stated, the payments due under the terms of the State Settlement Agreements, FETRA and FDA user fees are subject to adjustment for several factors, including volume, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. Future payment amounts are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results.

Litigation Escrow Deposits - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of September 30, 2013, PM USA had posted various forms of security totaling approximately $38 million, the majority of which have been collateralized with cash deposits. These cash deposits are included in other assets on the condensed consolidated balance sheet.

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

Leases - PMCC’s investment in leases is included in the line item finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012. At September 30, 2013, PMCC’s net finance receivables of approximately $2.0 billion in leveraged leases, which are included in finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheet, consisted of rents receivable ($4.8 billion) and the residual value of assets under lease ($1.0 billion), reduced by third-party nonrecourse debt ($3.1 billion) and unearned income ($0.7 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, of $2.2 billion at September 30, 2013, also included net finance receivables for direct finance leases and an allowance for losses.

Equity and Dividends

On January 29, 2013, Altria Group, Inc. granted an aggregate of 1.4 million shares of restricted and deferred stock to eligible employees. Restrictions on these shares lapse in the first quarter of 2016. The market value per share was $33.74 on the date of grant.

During the nine months ended September 30, 2013, 2.6 million shares of restricted and deferred stock vested. The total fair value of restricted and deferred stock that vested during the nine months ended September 30, 2013 was $89 million. The weighted-average grant date fair value per share of these awards was $20.32.

Dividends paid during the first nine months of 2013 and 2012 were $2,652 million and $2,508 million, respectively, an increase of 5.7%, primarily reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase programs discussed below.

During the third quarter of 2013, Altria Group, Inc.’s Board of Directors (the “Board of Directors”) approved a 9.1% increase in the quarterly dividend rate to $0.48 per common share versus the previous rate of $0.44 per common share. Altria Group, Inc. expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $1.92 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of the Board of Directors.

In October 2011, the Board of Directors authorized a $1.0 billion share repurchase program that was expanded to $1.5 billion in October 2012 (as expanded, the “October 2011 share repurchase program”). During the first quarter of 2013, Altria Group, Inc. repurchased 1.7 million shares (aggregate cost of approximately $57 million, and $34.05 average price per share) and completed the October 2011 share repurchase program. Under this program, Altria Group, Inc. repurchased a total of 48.3 million shares of its common stock at an average price of $31.06 per share.

In April 2013, the Board of Directors authorized a new $300 million share repurchase program that was expanded to $1.0 billion in August 2013 (as expanded, the “April 2013 share repurchase program”). Altria Group, Inc. expects to complete this program by the end of the third quarter of 2014. During the nine and three months ended September 30, 2013, Altria Group, Inc. repurchased 8.2 million shares (aggregate cost of approximately $291 million, and $35.44 average price per share) and 4.5 million million shares (aggregate cost of approximately $156 million and $34.75 average price per share), respectively, under the April 2013 share repurchase program. At September 30, 2013, Altria Group, Inc. had approximately $709 million remaining in the April 2013 share repurchase program.

During the nine months ended September 30, 2013 and 2012, Altria Group, Inc. repurchased 9.9 million shares (aggregate cost of approximately $348 million, and $35.20 average price per share) and 19.6 million shares (aggregate cost of approximately $622 million, and $31.76 average price per share), respectively, under the share repurchase programs discussed above.

The timing of share repurchases under the April 2013 share repurchase program depends upon marketplace conditions and other factors. The program remains subject to the discretion of the Board of Directors.

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
See Tobacco Space - Business Environment - Summary for additional discussion concerning evolving adult tobacco consumer preferences, including increased consumer awareness of, and expenditures on, electronic cigarettes. Continued growth of this product category could further contribute to reductions in cigarette consumption levels and cigarette industry sales volume, and could affect the growth rates of other tobacco products.
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
International Business Operations.  While Altria Group, Inc. and its subsidiaries are primarily engaged in business activities in the United States, they do engage (directly or indirectly) in certain international business activities that are subject to various United States and foreign laws and regulations, such as the U. S. Foreign Corrupt Practices Act and other laws prohibiting bribery and corruption.  Although we have a Code of Conduct and a compliance system designed to prevent and detect violations of applicable law, no system can provide assurance that it will always protect against improper actions by employees or third parties. Violations of these laws, or allegations of such violations, could result in reputational harm, legal challenges and/or significant costs.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2013, Altria Group, Inc.’s Board of Directors (the “Board of Directors”), authorized a $300 million share repurchase program that was expanded to $1.0 billion in August 2013 (as expanded, the “April 2013 share repurchase program”). Altria Group, Inc. expects to complete this program by the end of the third quarter of 2014. The timing of share repurchases under the April 2013 share repurchase program depends upon marketplace conditions and other factors. The program remains subject to the discretion of the Board of Directors.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended September 30, 2013 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)

July 1 - 31, 2013	786,000	$35.50	4,498,000	$137,445,903
August 1 - 31, 2013	1,653,136	$34.42	6,148,000	$780,654,453
September 1 - 30, 2013	2,055,100	$34.72	8,203,100	$709,292,585
For the Quarter Ended September 30, 2013	4,494,236	$34.75

(1)
The total number of shares purchased include (a) shares purchased under the April 2013 share repurchase program (which totaled 786,000 shares in July, 1,650,000 shares in August and 2,055,100 shares in September) and (b) forfeitures of restricted stock for which consideration was paid in connection with termination of employment of certain employees (which totaled 3,136 shares in August).

(2)	Aggregate number of shares repurchased under the April 2013 share repurchase program as of the end of the period presented.

(3)    Reflects the $700 million expansion of the April 2013 share repurchase program in August 2013.

Item 6. Exhibits.

4.1
Amended and Restated 5-Year Revolving Credit Agreement, dated as of August 19, 2013, among Altria Group, Inc. and the lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents (the “Credit Agreement”). Incorporated by reference to Exhibit 10.1 to Altria Group, Inc.’s Current Report on Form 8-K filed on August 23, 2013 (File No. 1-08940).

12	Statements regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

99.3	Definitions of Terms Related to Financial Covenants included in Altria Group, Inc.’s Credit Agreement.

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
October 24, 2013