Form 10-K
period 2013-12-31
ALTRIA GROUP, INC.
filed 2014-02-26
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large accelerated filer ☑ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company) Smaller operating company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No
As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $70 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at February 14, 2014
Common Stock, $0.33 1/3 par value	1,992,853,529 shares
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 14, 2014, to be filed with the Securities and Exchange Commission on or about April 3, 2014 are incorporated by reference into Part III hereof.

Part I
Item 1. Business.
General Development of Business
▪General: Altria Group, Inc. is a holding company incorporated in the Commonwealth of Virginia in 1985. At December 31, 2013, Altria Group, Inc.’s direct and indirect wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless tobacco products in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its direct and indirect wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Nu Mark LLC (“Nu Mark”), an indirect wholly-owned subsidiary of Altria Group, Inc., is engaged in the development and marketing of innovative tobacco products for adult tobacco consumers. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held approximately 26.8% of the economic and voting interest of SABMiller plc (“SABMiller”) at December 31, 2013, which Altria Group, Inc. accounts for under the equity method of accounting.
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
•Source of Funds: Because Altria Group, Inc. is a holding company, its access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At December 31, 2013, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends.
Financial Information About Segments
Effective January 1, 2013, Altria Group, Inc.’s reportable segments are smokeable products, smokeless products and wine. The financial services and the alternative products businesses have been combined in an all other category due to the continued reduction of the lease portfolio of PMCC and the relative financial contribution of Altria Group, Inc.’s alternative products businesses to Altria Group, Inc.’s consolidated results. Prior years’ amounts have been reclassified to conform with the current year’s presentation.
Altria Group, Inc.’s chief operating decision maker reviews operating companies income to evaluate the performance of and allocate resources to the segments. Operating companies income for the segments excludes general corporate expenses and amortization of intangibles. Interest and other debt expense, net and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by Altria Group, Inc.’s chief operating decision maker. Net revenues and operating companies income (together with a reconciliation to earnings before income taxes) attributable to each such segment for each of the last three years are set forth in Note 15. Segment Reporting to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K (“Item 8”). Information about total assets by segment is not disclosed because such information is not reported to or used by Altria Group, Inc.’s chief operating decision maker. Segment goodwill and other intangible assets, net, are disclosed in Note 3. Goodwill and Other Intangible Assets, net to the consolidated financial statements in Item 8 (“Note 3”). The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements in Item 8 (“Note 2”).
The relative percentages of operating companies income (loss) attributable to each reportable segment and the all other category were as follows:

	2013	2012	2011

Smokeable products	84.5%	83.7%	90.5%
Smokeless products	12.2	12.5	13.6
Wine	1.4	1.4	1.4
All other	1.9	2.4	(5.5)
Total	100.0%	100.0%	100.0%

For items affecting the comparability of the relative percentages of operating companies income attributable to each reportable segment, see Note 15. Segment Reporting to the consolidated financial statements in Item 8 (“Note 15”).
Narrative Description of Business
Portions of the information called for by this Item are included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Operating Results by Business Segment of this Annual Report on Form 10-K.
Tobacco Space
Altria Group, Inc.’s tobacco operating companies include PM USA, USSTC and other subsidiaries of UST, Middleton and Nu Mark. In addition, Altria Group Distribution Company provides centralized sales, distribution and consumer engagement services for Altria Group, Inc.’s tobacco operating companies.
The products of Altria Group, Inc.’s tobacco subsidiaries include smokeable tobacco products, comprised of cigarettes manufactured and sold by PM USA and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; smokeless tobacco products manufactured and sold primarily by USSTC; and innovative tobacco products, including electronic cigarettes developed and marketed by Nu Mark. Altria Group, Inc.’s tobacco subsidiaries believe that a significant number of adult tobacco consumers switch between tobacco categories or use multiple forms of tobacco products and that approximately 50% of adult smokers say they are interested in trying innovative tobacco products.
▪Cigarettes: PM USA is the largest cigarette company in the United States, with total cigarette shipment volume in the United States of approximately 129.3 billion units in 2013, a decrease of 4.1% from 2012. Marlboro, the principal cigarette brand of PM USA, has been the largest-selling cigarette brand in the United States for over 35 years.
▪Cigars: Middleton is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco to customers, substantially all of which are located in the United States. Middleton sources the production of a portion of its cigars overseas. Total shipment volume for cigars was approximately 1.2 billion units in 2013, a decrease of 3.2% from 2012. Black & Mild is the principal cigar brand of Middleton.
▪Smokeless tobacco products: USSTC is the leading producer and marketer of moist smokeless tobacco (“MST”) products. The smokeless products segment includes the premium brands, Copenhagen and Skoal, value brands, Red Seal and Husky, and Marlboro Snus, a premium PM USA spit-free smokeless tobacco product. Substantially all of the smokeless tobacco products are manufactured and sold to customers in the United States. Total smokeless products shipment volume was 787.5 million units in 2013, an increase of 3.2% from 2012.
In addition, Altria Group, Inc.’s tobacco subsidiaries have entered the e-vapor category. In 2013, Nu Mark introduced MarkTen electronic cigarettes in Indiana and Arizona. Nu Mark plans to expand MarkTen nationally beginning in the second quarter of 2014. On February 3, 2014, Altria Group, Inc. announced Nu Mark’s entry into an agreement to acquire the e-vapor business of Green Smoke, Inc. and its affiliates, which have been selling e-vapor products since 2009. Further, in December 2013, Altria entered into a series of agreements with Philip Morris International Inc. (“PMI”) pursuant to which Altria Group, Inc. subsidiaries provide an exclusive license to PMI to sell Altria Group, Inc.’s e-vapor products outside the United States and PMI subsidiaries provide an exclusive license to Altria Group, Inc. subsidiaries to sell two of PMI’s heated tobacco product technologies in the United States.
▪Distribution, Competition and Raw Materials: Altria Group, Inc.’s tobacco subsidiaries sell their tobacco products principally to wholesalers (including distributors), large retail organizations, including chain stores, and the armed services.
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
In June 2009, the President signed into law the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”), which provides the United States Food and Drug Administration (“FDA”) with broad authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of cigarettes, cigarette tobacco and smokeless tobacco products; the authority to require disclosures of related information; and the authority to enforce the FSPTCA and related regulations. The law also grants the FDA authority to extend its application, by regulation, to all other tobacco products, including cigars, pipe tobacco and electronic cigarettes. The FSPTCA imposes restrictions on the advertising, promotion, sale and distribution of tobacco products, including at retail. The FDA has indicated that it intends to regulate cigars, electronic cigarettes and other tobacco products, but it has not indicated a timeline for the issuance of final regulations. PM USA and a subsidiary of USSTC are subject to quarterly user fees as a result of this legislation, and the cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. PM USA, USSTC and other U.S. tobacco manufacturers have agreed to other marketing restrictions in the United States as part of the settlements of state health care cost recovery actions.
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
Tobacco production in the United States was historically subject to government controls, including the production control programs administered by the United States Department of Agriculture (the “USDA”). In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was signed into law. PM USA, USSTC, and Middleton are all subject to obligations imposed by FETRA. FETRA eliminated the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the buy-out is approximately $9.5 billion and is being paid over 10 years by manufacturers and importers of each kind of tobacco product. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. As a result of FETRA, Altria Group, Inc.’s subsidiaries recorded approximately $0.4 billion of charges to cost of sales during each of the years ended December 31, 2013, 2012 and 2011. Obligations imposed by FETRA expire after the third quarter of 2014.
In February 2011, PM USA filed a lawsuit in federal court challenging the USDA’s method for calculating the 2011 and future tobacco product class shares that are used to allocate liability for the industry payments that fund the FETRA buy-out described above and used by the FDA to calculate the industry’s FDA user fees. PM USA asserts in this litigation that the USDA violated FETRA and its own regulations by failing to apply the most current federal excise tax (“FET”) rates enacted by Congress which became effective in April 2009, in calculating the class share allocations. PM USA has filed administrative appeals of its FETRA assessments beginning in fiscal year 2011 (all of which have been denied by the USDA) and has submitted a petition for rulemaking with the USDA (which petition was denied by the USDA in November 2011), in each case asserting that the USDA erroneously failed to base the FETRA class share allocations on the current FET rates. PM USA is appealing the USDA’s calculations methodology as well as the denial of the petition for rulemaking and the denial of its quarterly assessment challenges. The Cigar Association of America has joined the litigation as a defendant intervenor. In October 2012, the district court dismissed the case over PM USA’s objection and PM USA appealed. On November 20, 2013, the appellate court affirmed the district court’s decision.
The quota buy-out did not have a material impact on Altria Group, Inc.’s 2013 consolidated results, and Altria Group, Inc. does not currently anticipate that the quota buy-out will have a material adverse impact on its consolidated results in 2014, when the obligations imposed by FETRA will expire.
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
Wine
Altria Group, Inc. acquired UST and its premium wine business, Ste. Michelle, in January 2009. Ste. Michelle is a producer of premium varietal and blended table wines. Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle, Columbia Crest and 14 Hands and owns wineries in or distributes wines from several other wine regions and foreign countries. Ste. Michelle’s total 2013 wine shipment volume of approximately 8.0 million cases increased 5.0% from 2012.
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
Financial Services Business
In 2003, PMCC ceased making new investments and began focusing exclusively on managing its portfolio of finance assets in order to maximize its operating results and cash flows from its existing lease portfolio activities and asset sales. For further information on PMCC’s finance assets, see Note 7. Finance Assets, net to the consolidated financial statements in Item 8 (“Note 7”).
Other Matters
▪Customers: The largest customer of PM USA, USSTC and Middleton, McLane Company, Inc., accounted for approximately 27% of Altria Group, Inc.’s consolidated net revenues for each of the years ended December 31, 2013, 2012 and 2011. These net revenues were reported in the smokeable products and smokeless products segments.

Sales to three distributors accounted for approximately 66% of net revenues for the wine segment for each of the years ended December 31, 2013, 2012 and 2011.
▪Employees: At December 31, 2013, Altria Group, Inc. and its subsidiaries employed approximately 9,000 people.
▪Executive Officers of Altria Group, Inc.: The disclosure regarding executive officers is included in Item 10. Directors, Executive Officers and Corporate Governance - Executive Officers as of February 14, 2014 of this Annual Report on Form 10-K.
▪Research and Development: Research and development expense for the years ended December 31, 2013, 2012 and 2011 is set forth in Note 17. Additional Information to the consolidated financial statements in Item 8.
▪Intellectual Property: Trademarks are of material importance to Altria Group, Inc. and its operating companies, and are protected by registration or otherwise. In addition, as of December 31, 2013, the portfolio of over 600 United States patents owned by Altria Group, Inc.’s businesses, as a whole, was material to Altria Group, Inc. and its tobacco businesses. However, no one patent or group of related patents was material to Altria Group, Inc.’s business or its tobacco businesses as of December 31, 2013. Altria Group, Inc.’s businesses also have proprietary secrets, technology, know-how, processes and other intellectual property rights that are protected by appropriate confidentiality measures. Certain trade secrets are material to Altria Group, Inc. and its tobacco and wine businesses.
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
Available Information

Altria Group, Inc. is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Investors may read and copy any document that Altria Group, Inc. files, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access Altria Group, Inc.’s SEC filings.
Altria Group, Inc. makes available free of charge on or through its website (www.altria.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after Altria Group, Inc. electronically files such material with, or furnishes it to, the SEC. Investors can access Altria Group, Inc.’s filings with the SEC by visiting www.altria.com/secfilings.
The information on the respective websites of Altria Group, Inc. and its subsidiaries is not, and shall not be deemed to be, a part of this report or incorporated into any other filings Altria Group, Inc. makes with the SEC.
Item 1A. Risk Factors.
The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, our operating results, our financial position and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K.

We (1) may from time to time make written or oral forward-looking statements, including earnings guidance and other
___________________________________________________
1 This section uses the terms “we,” “our” and “us” when it is not necessary to distinguish among Altria Group, Inc. and its various operating subsidiaries or when any distinction is clear from the context.

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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements and whether to invest in or remain invested in Altria Group, Inc.’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the “Business Environment” sections preceding our discussion of operating results of our subsidiaries’ businesses in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K (“Item 7”). You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.
Tobacco-Related Litigation
Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria Group, Inc. and its subsidiaries, including PM USA and UST and its subsidiaries, as well as their respective indemnitees. Various types of claims may be raised in these proceedings, including product liability, consumer protection, antitrust, tax, contraband-related claims, patent infringement, employment matters, claims for contribution and claims of competitors and distributors.
Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related or other litigation are significant and, in certain cases, range in the billions of dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. In certain cases, plaintiffs claim that defendants’ liability is joint and several. In such cases, Altria Group, Inc. or its subsidiaries may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment.  As a result, Altria Group, Inc. or its subsidiaries under certain circumstances may have to pay more than their proportionate share of any bonding- or judgment-related amounts. Furthermore, in those cases where plaintiffs are successful, Altria Group, Inc. or its subsidiaries may also be required to pay interest and attorneys’ fees.
Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 45 states and Puerto Rico now limit the dollar amount of bonds or require no bond at all. As discussed in Note 18. Contingencies to the consolidated financial statements in Item 8 (“Note 18”), tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.
In certain litigation, PM USA faces potentially significant non-monetary remedies. For example, in the lawsuit brought by the United States Department of Justice, discussed in Note 18, the district court did not impose monetary penalties but ordered significant non-monetary remedies, including the issuance of “corrective statements” in various media.
Altria Group, Inc. and its subsidiaries have achieved substantial success in managing litigation. Nevertheless, litigation is subject to uncertainty and significant challenges remain. It is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Altria Group, Inc. and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. Each of the companies has defended, and will continue to defend, vigorously against litigation challenges. However, Altria Group, Inc. and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria Group, Inc. to do so. See Item 3. Legal Proceedings of this Annual Report on Form 10-K (“Item 3”), Note 18 and Exhibits 99.1 and 99.2 to this

Annual Report on Form 10-K for a discussion of pending tobacco-related litigation.
Tobacco Regulation and Control Action in the Public and Private Sectors
Our tobacco subsidiaries face significant governmental and private sector action, including efforts aimed at reducing the incidence of tobacco use, restricting marketing and advertising, imposing regulations on packaging, requiring warnings and disclosure of flavors or other ingredients, prohibiting the sale of tobacco products with certain characterizing flavors or other characteristics, requiring premarket authorization of certain tobacco products, limiting or prohibiting the sale of tobacco products by certain retail establishments and the sale of tobacco products in certain package sizes, and seeking to hold them responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke.
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
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced cigarette industry volume, and we expect that these factors will continue to reduce cigarette consumption levels. Actions by the FDA, other federal, state or local governments or agencies and private sector entities, such as those which impact the consumer acceptability of tobacco products, limit adult consumer choices, delay or prevent the launch of new or modified tobacco products, restrict communications to adult consumers, restrict the ability to differentiate tobacco products, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing, labeling or packing requirements, require the recall or removal of tobacco products from the marketplace (including without limitation as a result of product contamination), interrupt manufacturing or otherwise significantly increase the cost of doing business, or restrict the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments, may have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.
Excise Taxes
Tobacco products are subject to substantial excise taxes, and significant increases in tobacco product-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States at the state, federal and local levels. Tax increases are expected to continue to have an adverse impact on sales of the tobacco products of our tobacco subsidiaries through lower consumption levels and the potential shift in adult consumer purchases from the premium to the non-

premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products. Such shifts may have an adverse impact on the reported share performance of tobacco products of Altria Group, Inc.’s tobacco subsidiaries. For further discussion, see Tobacco Space - Business Environment - Excise Taxes in Item 7.
Increased Competition in the United States Tobacco Categories
Each of Altria Group, Inc.’s tobacco subsidiaries operates in highly competitive tobacco categories. Settlements of certain tobacco litigation in the United States, among other factors, have resulted in substantial cigarette price increases. PM USA faces competition from lowest priced brands sold by certain United States and foreign manufacturers that have cost advantages because they are not parties to these settlements. These manufacturers may fail to comply with related state escrow legislation or may avoid escrow deposit obligations on the majority of their sales by concentrating on certain states where escrow deposits are not required or are required on fewer than all such manufacturers’ cigarettes sold in such states. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes, and imports of foreign lowest priced brands. USSTC faces significant competition in the smokeless tobacco category and has experienced consumer down-trading to lower-priced brands. In the cigar category, additional competition has resulted from increased imports of machine-made large cigars manufactured offshore.
New Product Technologies
Altria Group, Inc.’s subsidiaries continue to seek ways to develop and to commercialize new product technologies that may reduce the health risks associated with current tobacco products, while continuing to offer adult tobacco consumers (within and outside the United States) products that meet their taste expectations and evolving preferences. Potential solutions include tobacco-containing and nicotine-containing products that reduce or eliminate exposure to cigarette smoke and/or constituents identified by public health authorities as harmful. These efforts may include arrangements with, or investments in, third parties. Our subsidiaries may not succeed in their efforts. If they do not succeed, but one or more of their competitors does, our subsidiaries may be at a competitive disadvantage. Further, we cannot predict whether regulators, including the FDA, will permit the marketing or sale of such products with claims of reduced risk to consumers or whether consumers’ purchase decisions would be affected by such claims. Nor can we predict whether regulators will impose an unduly burdensome regulatory framework on such products. Any of these developments could adversely affect the commercial viability of any such new products.

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
Tobacco Key Facilities; Supply Security
Altria Group, Inc.’s tobacco subsidiaries face risks inherent in reliance on a few significant facilities and a small number of significant suppliers. A natural or man-made disaster or other disruption that affects the manufacturing operations of any of Altria Group, Inc.’s tobacco subsidiaries or the operations of any significant suppliers of any of Altria Group, Inc.’s tobacco subsidiaries could adversely impact the operations of the affected subsidiaries.  An extended disruption in operations experienced by one or more Altria Group, Inc. subsidiaries or significant suppliers could have a material adverse effect on the business, the consolidated results of operations, cash flows and financial position of Altria Group, Inc.
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
Competition, Evolving Adult Consumer Preferences and Economic Conditions
Each of our tobacco and wine subsidiaries is subject to intense competition and changes in adult consumer preferences. To be successful, they must continue to:
▪promote brand equity successfully;
▪anticipate and respond to new and evolving adult consumer preferences;
▪develop, manufacture, market and distribute products that appeal to adult consumers (including, where appropriate, through arrangements with, or investments in, third parties);
▪improve productivity; and
▪protect or enhance margins through cost savings and price increases.

See Tobacco Space - Business Environment - Summary in Item 7 for additional discussion concerning evolving adult tobacco consumer preferences, including increased consumer awareness of, and expenditures on, electronic cigarettes. Continued growth of this product category could further contribute to reductions in cigarette consumption levels and cigarette industry sales volume, and could adversely affect the growth rates of other tobacco products.
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
Acquisitions
Altria Group, Inc. from time to time considers acquisitions. From time to time, we may engage in confidential acquisition negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Although we seek to maintain or improve our credit ratings over time, it is possible that completing a given acquisition or other event could impact our credit ratings or the outlook for those ratings. Furthermore, acquisition opportunities are limited, and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to acquire attractive businesses on favorable terms, that we will realize any of the anticipated benefits from an acquisition or that acquisitions will be quickly accretive to earnings.
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
Wine - Competition; Grape Supply; Regulation and Excise Taxes
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
Governmental Investigations
From time to time, Altria Group, Inc. and its subsidiaries are subject to governmental investigations on a range of matters. We cannot predict whether new investigations may be commenced or the outcome of such investigations, and it is possible that our business could be materially affected by an unfavorable outcome of future investigations.
International Business Operations
While Altria Group, Inc. and its subsidiaries are primarily engaged in business activities in the United States, they do engage (directly or indirectly) in certain international business activities that are subject to various United States and foreign laws and regulations, such as the U.S. Foreign Corrupt Practices Act and other laws prohibiting bribery and corruption.  Although we have a Code of Conduct and a compliance system designed to prevent and detect violations of applicable law, no system can provide assurance that it will always protect against improper actions by employees or third parties. Violations of these laws, or allegations of such violations, could result in reputational harm, legal challenges and/or significant costs.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The property in Richmond, Virginia that serves as the headquarters facility for Altria Group, Inc., PM USA, USSTC, Middleton, Nu Mark and certain other subsidiaries is under lease.
At December 31, 2013, the smokeable products segment used four manufacturing and processing facilities. PM USA owns and operates two tobacco manufacturing and processing facilities located in the Richmond, Virginia area that are used in the manufacturing and processing of cigarettes. Middleton owns and operates two manufacturing and processing facilities - one in King of Prussia, Pennsylvania and one in Limerick, Pennsylvania - that are used in the manufacturing and processing of cigars and pipe tobacco. In addition, PM USA owns a research and technology center in Richmond, Virginia that is leased to an affiliate, Altria Client Services Inc.
At December 31, 2013, the smokeless products segment used four smokeless tobacco manufacturing and processing facilities located in Franklin Park, Illinois; Hopkinsville, Kentucky; Nashville, Tennessee; and Richmond, Virginia, all of which are owned and operated by a wholly-owned subsidiary of USSTC.
At December 31, 2013, the wine segment used 11 wine-making facilities - seven in Washington, three in California and one in Oregon. All of these facilities are owned and operated by Ste. Michelle, with the exception of a facility that is leased by Ste. Michelle in Washington. In addition, in order to support the production of its wines, the wine segment used vineyards in Washington, California and Oregon which are leased or owned by Ste. Michelle.
The plants and properties owned or leased and operated by Altria Group, Inc. and its subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs.

Item 3. Legal Proceedings.
The information required by this Item is included in Note 18 and Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K. Altria Group, Inc.’s consolidated financial statements and accompanying notes for the year ended December 31, 2013 were filed on Form 8-K on January 30, 2014 (such consolidated financial statements and accompanying notes are also included in Item 8). The following summarizes certain developments in Altria Group, Inc.’s litigation since the filing of such Form 8-K. Certain terms used below that are not defined in this Item have the meanings given to them in Note 18.
Recent Developments
Smoking and Health Litigation
▪Non-Engle Progeny Trial Results:
In Schwarz, on February 10, 2014, PM USA opposed plaintiff’s motion to certify PM USA’s appeal to the Oregon Supreme Court.
▪Engle Progeny Trial Results:
In Reider, on February 25, 2014, a jury in the U.S. District Court for the Middle District of Florida (Jacksonville) returned a verdict in the amount of zero damages and allocated 5% of the fault to PM USA.
In R. Cohen, on February 24, 2014, the Florida Supreme Court stayed the appeal pending the outcome of the Hess case.
On February 20, 2014, the Florida Supreme Court scheduled oral argument of the Hess and Russo (formerly Frazier) cases for April 30, 2014 on the question of whether the statute of repose applies in Engle progeny cases.
In Goveia, an Orange County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds Tobacco Company (“R.J. Reynolds”). On February 17, 2014, the jury awarded $850,000 in compensatory damages. On February 18, 2014, the jury awarded $2.25 million in punitive damages against each defendant.
In Gonzalez, a Miami-Dade County jury returned a verdict in favor of PM USA on February 6, 2014.
In Allen, on February 14, 2014, the Florida Supreme Court denied plaintiff’s notice to invoke the discretionary jurisdiction of the Florida Supreme Court.
In Naugle, on February 13, 2014, the Florida Supreme Court denied each of PM USA’s and plaintiff’s notices to invoke the discretionary jurisdiction of the Florida Supreme Court for review of the original verdict.
In Barbanell, on February 13, 2014, the Florida Supreme Court denied PM USA’s notice to invoke the discretionary jurisdiction of the Florida Supreme Court. PM USA will record a provision of approximately $3.6 million for the judgment plus interest and associated costs in the first quarter of 2014.

Health Care Cost Recovery Litigation
▪Possible Adjustments in MSA Payments for 2003 - 2012: On February 11, 2014, the Colorado state court denied Colorado’s motion to vacate the Stipulated Award issued by the arbitration panel in connection with the settlement of the 2003 - 2012 NPM Adjustments with certain signatory states.
“Lights/Ultra-Lights” Cases
In the Cabbat case, on February 3, 2014, PM USA filed its opposition to plaintiffs’ petition for review by the U.S. Court of Appeals for the Ninth Circuit of the trial court’s denial of class certification.
In the Aspinall case, on February 7, 2014, the Massachusetts Superior Court denied plaintiffs’ motion for partial summary judgment on the remedies available and concluded that plaintiffs cannot obtain disgorgement of profits as an equitable remedy and their recovery is limited to actual damages or $25 per class member if they cannot prove actual damages greater than $25. On February 24, 2014, plaintiffs filed a motion asking the trial court to report the February 7, 2014 ruling to the Massachusetts Appeals Court for review.
In the Brown case, on February 14, 2014, the trial court awarded PM USA $764,553 in costs and declined to issue sanctions against PM USA for alleged discovery violations. On February 24, 2014, plaintiffs appealed the costs award.
The re-trial in the Larsen case is scheduled to begin on January 12, 2015.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal stock exchange on which Altria Group, Inc.’s common stock (par value $0.33 1/3 per share) is listed is the New York Stock Exchange. At February 14, 2014, there were approximately 78,000 holders of record of Altria Group, Inc.’s common stock.
Performance Graph
The graph below compares the cumulative total shareholder return of Altria Group, Inc.’s common stock for the last five years with the cumulative total return for the same period of the S&P 500 Index and the Altria Group, Inc. Peer Group Index (1). The graph assumes the investment of $100 in common stock and each of the indices as of the market close on December 31, 2008 and the reinvestment of all dividends on a quarterly basis.

Date	Altria Group, Inc.	Altria Group, Inc. Peer Group	S&P 500
December 2008	$100.00	$100.00	$100.00
December 2009	$140.31	$123.32	$126.45
December 2010	$187.90	$140.08	$145.49
December 2011	$239.88	$160.54	$148.56
December 2012	$268.11	$177.76	$172.32
December 2013	$344.68	$222.32	$228.12
Source: Bloomberg - “Total Return Analysis” calculated on a daily basis and assumes reinvestment of dividends as of the ex-dividend date.
(1)The Altria Group, Inc. Peer Group consists of 14 U.S.-headquartered consumer product companies that are competitors to Altria Group, Inc.’s tobacco operating companies subsidiaries or that have been selected on the basis of revenue or market capitalization: Campbell Soup Company, The Coca-Cola Company, Colgate-Palmolive Company, ConAgra Foods, Inc., General Mills, Inc., H. J. Heinz Company, The Hershey Company, Kellogg Company, Kimberly-Clark Corporation, Mondelēz International, Inc., Kraft Foods Group, Inc., Lorillard, Inc., PepsiCo, Inc. and Reynolds American Inc.
Note - On October 1, 2012, Kraft Foods Inc. (KFT) spun off Kraft Foods Group, Inc. (KRFT) to its shareholders and then changed its name from Kraft Foods Inc. to Mondelēz International, Inc. (MDLZ). H. J. Heinz Company’s (HNZ) performance was tracked from December 31, 2008 through June 7, 2013, when it was acquired by Berkshire Hathaway Inc. and 3G Special Situations Fund III, L.P.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2013
Altria Group, Inc.’s Board of Directors (the “Board of Directors”), authorized a $300 million share repurchase program in April 2013 and expanded it to $1.0 billion in August 2013 (as expanded, the “April 2013 share repurchase program”). Altria Group, Inc. expects to complete this program by the end of the third quarter of 2014. The timing of share repurchases under the April 2013 share repurchase program depends upon marketplace conditions and other factors. The April 2013 share repurchase program remains subject to the discretion of the Board of Directors.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended December 31, 2013, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

October 1- October 31, 2013	267,431	$34.66	8,467,100	$700,143,797
November 1- November 30, 2013	3,832,583	$37.50	12,297,100	$556,516,997
December 1- December 31, 2013	2,688,135	$37.24	14,978,100	$456,685,481
For the Quarter Ended December 31, 2013	6,788,149	$37.28

(1)
The total number of shares purchased include (a) shares purchased under the April 2013 share repurchase program (which totaled 264,000 shares in October, 3,830,000 shares in November and 2,681,000 shares in December) and (b) shares withheld by Altria Group, Inc. in an amount equal to the statutory withholding for holders who vested in restricted and deferred stock and used shares to pay all or a portion of the related taxes, and forfeitures of restricted stock for which consideration was paid in connection with termination of employment of certain employees (which totaled 3,431 shares in October, 2,583 shares in November and 7,135 shares in December).

(2)	Aggregate number of shares purchased under the April 2013 share repurchase program as of the end of the period presented.

The other information called for by this Item is included in Note 20. Quarterly Financial Data (Unaudited) to the consolidated financial statements in Item 8.

Item 6. Selected Financial Data.
(in millions of dollars, except per share and employee data)

	2013	2012	2011	2010	2009
Summary of Operations:
Net revenues	$24,466	$24,618	$23,800	$24,363	$23,556
Cost of sales	7,206	7,937	7,680	7,704	7,990
Excise taxes on products	6,803	7,118	7,181	7,471	6,732
Operating income	8,084	7,253	6,068	6,228	5,462
Interest and other debt expense, net	1,049	1,126	1,216	1,133	1,185
Earnings from equity investment in SABMiller	991	1,224	730	628	600
Earnings before income taxes	6,942	6,477	5,582	5,723	4,877
Pre-tax profit margin	28.4%	26.3%	23.5%	23.5%	20.7%
Provision for income taxes	2,407	2,294	2,189	1,816	1,669
Net earnings	4,535	4,183	3,393	3,907	3,208
Net earnings attributable to Altria Group, Inc.	4,535	4,180	3,390	3,905	3,206
Basic EPS — net earnings attributable to Altria Group, Inc.	2.26	2.06	1.64	1.87	1.55
Diluted EPS — net earnings attributable to Altria Group, Inc.	2.26	2.06	1.64	1.87	1.54
Dividends declared per share	1.84	1.70	1.58	1.46	1.32
Weighted average shares (millions) — Basic	1,999	2,024	2,064	2,077	2,066
Weighted average shares (millions) — Diluted	1,999	2,024	2,064	2,079	2,071
Capital expenditures	131	124	105	168	273
Depreciation	192	205	233	256	271
Property, plant and equipment, net	2,028	2,102	2,216	2,380	2,684
Inventories	1,879	1,746	1,779	1,803	1,810
Total assets	34,859	35,329	36,751	37,402	36,677
Long-term debt	13,992	12,419	13,089	12,194	11,185
Total debt	14,517	13,878	13,689	12,194	11,960
Total stockholders’ equity	4,118	3,170	3,683	5,195	4,072
Common dividends declared as a % of Basic EPS	81.4%	82.5%	96.3%	78.1%	85.2%
Common dividends declared as a % of Diluted EPS	81.4%	82.5%	96.3%	78.1%	85.7%
Book value per common share outstanding	2.07	1.58	1.80	2.49	1.96
Market price per common share — high/low	38.58-31.85	36.29-28.00	30.40-23.20	26.22-19.14	20.47-14.50
Closing price per common share at year end	38.39	31.44	29.65	24.62	19.63
Price/earnings ratio at year end — Basic and Diluted	17	15	18	13	13
Number of common shares outstanding at year end (millions)	1,993	2,010	2,044	2,089	2,076
Approximate number of employees	9,000	9,100	9,900	10,000	10,000
The Selected Financial Data should be read in conjunction with Item 7 and Item 8.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Item 8, and the discussion of cautionary factors that may affect future results in Item 1A. Risk Factors of this Annual Report on Form 10-K (“Item 1A”).
Description of the Company
At December 31, 2013, Altria Group, Inc.’s direct and indirect wholly-owned subsidiaries included PM USA, which is engaged in the manufacture and sale of cigarettes and certain smokeless tobacco products in the United States; Middleton, which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST, which through its direct and indirect wholly-owned subsidiaries, including USSTC and Ste. Michelle, is engaged in the manufacture and sale of smokeless tobacco products and wine. Nu Mark, an indirect wholly-owned subsidiary of Altria Group, Inc., is engaged in the development and marketing of innovative tobacco products for adult tobacco consumers. PMCC, another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held approximately 26.8% of the economic and voting interest of SABMiller at December 31, 2013, which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At December 31, 2013, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends.
Effective January 1, 2013, Altria Group, Inc.’s reportable segments are smokeable products, smokeless products and wine. The financial services and the alternative products businesses have been combined in an all other category due to the continued reduction of the lease portfolio of PMCC and the relative financial contribution of Altria Group, Inc.’s alternative products businesses to Altria Group Inc.’s consolidated results. In addition, due to the continued reduction of the lease portfolio of PMCC, Altria Group, Inc.’s balance sheet accounts are no longer segregated by consumer products and financial services, and all balance sheet accounts are classified as either current or non-current. Prior years’ amounts have been reclassified to conform with the current year’s presentation.

Executive Summary
The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.
Consolidated Results of Operations
The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the year ended December 31, 2013, from the year ended December 31, 2012, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the year ended December 31, 2012	$4,180	$2.06
2012 Asset impairment, exit and implementation costs	35	0.01
2012 Tobacco and health judgments	4	—
2012 SABMiller special items	(161)	(0.08)
2012 Loss on early extinguishment of debt	559	0.28
2012 PMCC leveraged lease benefit	(68)	(0.03)
2012 Tax items [1]	(66)	(0.03)
Subtotal 2012 special items	303	0.15
2013 NPM Adjustment Items [2]	427	0.21
2013 Asset impairment, exit and implementation costs	(7)	—
2013 Tobacco and health judgments	(14)	(0.01)
2013 SABMiller special items	(20)	(0.01)
2013 Loss on early extinguishment of debt	(678)	(0.34)
2013 Tax items	64	0.03
Subtotal 2013 special items	(228)	(0.12)
Fewer shares outstanding	—	0.03
Change in tax rate	69	0.03
Operations	211	0.11
For the year ended December 31, 2013	$4,535	$2.26
1 Excludes the tax impact included in the PMCC leveraged lease benefit.
2 Reflects the impact of the NPM Adjustment Settlement ($0.16) and the NPM Arbitration Panel Decision ($0.05).
See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

▪	Fewer Shares Outstanding: Fewer shares outstanding during 2013 compared with 2012 were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase programs.

▪	Change in Tax Rate: The change in tax rate was due primarily to an increased recognition of foreign tax credits in 2013, primarily associated with SABMiller dividends.

▪	Operations: The increase of $211 million in operations shown in the table above was due primarily to the following:
▪higher income from the smokeable products and smokeless products segments;

▪lower interest and other debt expense, net; and
▪higher earnings from Altria Group, Inc.’s equity investment in SABMiller (excluding special items).
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.
2014 Forecasted Results
In January 2014, Altria Group, Inc. forecasted that its 2014 full-year reported diluted EPS is expected to be in the range of $2.51 to $2.58. This forecast includes estimated expenses of $0.01 per share as detailed in the table below, as compared with 2013 full-year reported diluted EPS of $2.26, which included $0.12 per share of net expenses, as detailed in the table below. Expected 2014 full-year adjusted diluted EPS, which excludes the expenses in the table below, represents a growth rate of 6% to 9% over 2013 full-year adjusted diluted EPS, which excludes the net expenses in the table below.
Altria Group, Inc.’s core tobacco businesses are positioned to deliver income growth through their leading premium brands. Altria Group, Inc. also expects its 2014 earnings to benefit from lower interest expense, a lower effective tax rate and a reduction in shares from the April 2013 share repurchase program. However, Altria Group, Inc. plans to continue making disciplined and incremental investments to build its alternative products businesses and expects continued variability in gains from asset sales at PMCC. Finally, although some economic indicators are improving, adult tobacco consumers continue to face challenges.
The factors described in Item 1A represent continuing risks to this forecast.

Expense (Income), Net Included in Reported Diluted EPS

	2014	2013
NPM Adjustment Items [1]	$—	$(0.21)
Tobacco and health judgments	—	0.01
SABMiller special items	0.01	0.01
Loss on early extinguishment of debt	—	0.34
Tax items	—	(0.03)
	$0.01	$0.12
1 Reflects the impact of the NPM Adjustment Settlement ($0.16) and the NPM Arbitration Panel Decision ($0.05).
Adjusted diluted EPS is a financial measure that is not consistent with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Altria Group, Inc.’s management reviews diluted EPS on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, SABMiller special items, certain PMCC leveraged lease items, certain tax items, tobacco and health judgments, and settlements of, and determinations made in, disputes with certain states related to the Non-Participating Manufacturer (“NPM”) adjustment provision (“NPM

Adjustment”) under the 1998 Master Settlement Agreement (the “MSA”). Altria Group, Inc.’s management does not view any of these special items to be part of its sustainable results as they may be highly variable and difficult to predict and can distort underlying business trends and results. Altria Group, Inc.’s management believes it is appropriate to disclose this non-GAAP financial measure to provide useful insight into underlying business trends and results, and to provide a more meaningful comparison of year-over-year results. Adjusted measures are used by management and regularly provided to Altria Group, Inc.’s chief operating decision maker for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. This information should be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.
Discussion and Analysis
Critical Accounting Policies and Estimates
Note 2 includes a summary of the significant accounting policies and methods used in the preparation of Altria Group, Inc.’s consolidated financial statements. In most instances, Altria Group, Inc. must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP.
The preparation of financial statements includes the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. If actual amounts are ultimately different from previous estimates, the revisions are included in Altria Group, Inc.’s consolidated results of operations for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between Altria Group, Inc.’s estimates and actual amounts in any year have not had a significant impact on its consolidated financial statements.
The following is a review of the more significant assumptions and estimates, as well as the accounting policies and methods, used in the preparation of Altria Group, Inc.’s consolidated financial statements:
▪Consolidation: The consolidated financial statements include Altria Group, Inc., as well as its wholly-owned and majority-owned subsidiaries. Investments in which Altria Group, Inc. exercises significant influence are accounted for under the equity method of accounting. All intercompany transactions and balances have been eliminated.
▪Revenue Recognition: Altria Group, Inc.’s businesses recognize revenues, net of sales incentives and sales returns, and including shipping and handling charges billed to customers, upon shipment or delivery of goods when title and risk of loss pass to customers. Payments received in advance of revenue recognition are deferred and recorded in other accrued liabilities until revenue is recognized. Altria Group, Inc.’s businesses also include excise taxes billed to customers in net revenues. Shipping and handling costs are classified as part of cost of sales.
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
Goodwill and indefinite-lived intangible assets recorded by Altria Group, Inc. at December 31, 2013 relate primarily to the acquisitions of UST in 2009 and Middleton in 2007. Altria Group, Inc. conducts a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require Altria Group, Inc. to perform an interim review. If the carrying value of goodwill exceeds its fair value, which is determined using discounted cash flows, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the implied fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, which is determined using discounted cash flows, the intangible asset is considered impaired and is reduced to fair value.
Goodwill and indefinite-lived intangible assets, by reporting unit at December 31, 2013 were as follows:

(in millions)	Goodwill	Indefinite-Lived Intangible Assets
Cigarettes	$—	$2
Smokeless products	5,023	8,801
Cigars	77	2,640
Wine	74	258
Total	$5,174	$11,701

During 2013, 2012 and 2011, Altria Group, Inc. completed its quantitative annual impairment test of goodwill and indefinite-lived intangible assets, and no impairment charges resulted.
At December 31, 2013, the estimated fair value of the smokeless products reporting unit, as well as the estimated fair values of the indefinite-lived intangible assets within the smokeless products and wine reporting units, substantially exceeded their carrying values. In addition, at December 31, 2013, the estimated fair values of the cigars trademarks (primarily Black & Mild) exceeded their carrying values by approximately 18%. Middleton continues to observe significant competitive activity, including higher levels of imported, low-priced machine-made large cigars. As a result, management concluded after the 2013 review that while the fair values for the cigars trademarks exceeded their carrying values, they did not substantially exceed their carrying values.
In 2013, Altria Group, Inc. used an income approach to estimate the fair values of its reporting units and its indefinite-lived intangible assets. The income approach reflects the discounting of expected future cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows. The average discount rate used in performing the valuations was 10%.
In performing the 2013 discounted cash flow analysis, Altria Group, Inc. made various judgments, estimates and assumptions, the most significant of which were volume, income, growth rates and discount rates. The analysis incorporated assumptions used in Altria Group, Inc.’s long-term financial forecast and also included market participant assumptions regarding the highest and best use of Altria Group, Inc.’s indefinite-lived intangible assets. Assumptions are also made for perpetual growth rates for periods beyond the long-term financial forecast. Fair value calculations are sensitive to changes in these estimates and assumptions, some of which relate to broader macroeconomic conditions outside of Altria Group, Inc.’s control.
Although Altria Group, Inc.’s discounted cash flow analysis is based on assumptions that are considered reasonable and based on the best available information at the time that the discounted cash flow analysis is developed, there is significant judgment used in determining future cash flows. The following factors have the most potential to impact expected future cash flows and, therefore, Altria Group, Inc.’s impairment conclusions: general economic conditions; federal, state and local regulatory developments; changes in category growth rates as a result of changing consumer preferences; success of planned new product introductions; competitive activity; and tobacco-related taxes.
While Altria Group, Inc.’s management believes that the estimated fair values of each reporting unit and indefinite-lived intangible asset are reasonable, actual performance in the short-term or long-term could be significantly different from forecasted performance, which could result in impairment charges in future periods.
For additional information on goodwill and other intangible assets, see Note 3.
▪Marketing Costs: Altria Group, Inc.’s businesses promote their products with consumer engagement programs, consumer incentives and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives, event marketing and volume-based incentives. Consumer engagement programs are expensed as incurred. Consumer incentive and trade promotion activities are recorded as a reduction of revenues, a portion of which is based on amounts estimated as being due to customers and consumers at the end of a period, based principally on historical utilization and redemption rates. For interim reporting purposes, consumer engagement programs and certain consumer incentive expenses are charged to operations as a percentage of sales, based on estimated sales and related expenses for the full year.
▪Contingencies: As discussed in Note 18 and Item 3, legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria Group, Inc. and its subsidiaries, including PM USA and UST and its subsidiaries, as well as their respective indemnitees. In 1998, PM USA and certain other U.S. tobacco product manufacturers entered into the MSA with 46 states and various other governments and jurisdictions to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other U.S. tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). PM USA’s portion of ongoing adjusted payments and legal fees is based on its relative share of the settling manufacturers’ domestic cigarette shipments, including roll-your-own cigarettes, in the year preceding that in which the payment is due. PM USA also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA’s obligations under this trust expired on December 15, 2010 (these obligations had been offset by the obligations imposed on PM USA by FETRA, which expires after the third quarter of 2014). USSTC and Middleton are also subject to obligations imposed by FETRA. In addition, in June 2009, PM USA and a subsidiary of USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. The State Settlement Agreements, FETRA and the FDA user fees call for payments that are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.’s subsidiaries recorded approximately $4.4 billion, $5.1 billion and $5.0 billion of charges to cost of sales for the years ended December 31, 2013, 2012 and 2011, respectively. The 2013 amount included reductions to cost of sales of $664 million related to certain NPM Adjustment items discussed further below and in Health Care Cost Recovery Litigation - Possible Adjustments in MSA Payments for 2003 - 2012 in Note 18.
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
▪Employee Benefit Plans: As discussed in Note 16. Benefit Plans to the consolidated financial statements in Item 8 (“Note 16”), Altria Group, Inc. provides a range of benefits to its employees and retired employees, including pensions, postretirement health care and postemployment benefits (primarily severance). Altria Group, Inc. records annual amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions, such as discount rates, assumed rates of return on plan assets, compensation increases, turnover rates and health care cost trend rates. Altria Group, Inc. reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. Any effect of the modifications is generally amortized over future periods.
Altria Group, Inc. recognizes the funded status of its defined benefit pension and other postretirement plans on the consolidated balance sheet and records as a component of other comprehensive earnings (losses), net of deferred income taxes, the gains or losses and prior service costs or credits that have not been recognized as components of net periodic benefit cost.
At December 31, 2013, Altria Group, Inc.’s discount rate assumptions for its pension and postretirement plans increased to 4.9% and 4.8%, respectively, from 4.0% and 3.9%, respectively, at December 31, 2012. Altria Group, Inc. presently anticipates a decrease of approximately $146 million in its 2014 pre-tax pension and postretirement expense versus 2013, not including amounts in each year related to termination, settlement and curtailment. This anticipated decrease is due primarily to lower amortization of unrecognized losses, which includes the impact of the higher discount rate and higher return on plan assets in 2013. A 50 basis point decrease (increase) in Altria Group, Inc.’s discount rates would increase (decrease) Altria Group, Inc.’s pension and postretirement expense by approximately $45 million. Similarly, a 50 basis point decrease (increase) in the expected return on plan assets would increase (decrease) Altria Group, Inc.’s pension expense by approximately $32 million. See Note 16 for a sensitivity discussion of the assumed health care cost trend rates.
▪Income Taxes: Significant judgment is required in determining income tax provisions and in evaluating tax positions. Altria Group, Inc.’s deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Altria Group, Inc. records a valuation allowance when it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.
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
As discussed in Note 14. Income Taxes to the consolidated financial statements in Item 8 (“Note 14”), Altria Group, Inc. recognized income tax benefits and charges in the consolidated statements of earnings during 2013, 2012 and 2011 as a result of various tax events.
▪Leasing: Substantially all of PMCC’s net revenues in 2013 related to income on leveraged leases and related gains on asset sales. Income relating to leveraged leases is recorded initially as unearned income, which is included in the line item finance assets, net, on Altria Group, Inc.’s consolidated balance sheets, and is subsequently recognized as revenue over the terms of the respective leases at constant after-tax rates of return on the positive net investment balances. As discussed in Note 7, PMCC lessees are affected by bankruptcy filings, credit rating changes and financial market conditions.
PMCC’s investment in leases is included in the line item finance assets, net, on the consolidated balance sheets as of December 31, 2013 and 2012. At December 31, 2013, PMCC’s net finance receivables of approximately $1.9 billion in leveraged leases, which are included in finance assets, net, on

Altria Group, Inc.’s consolidated balance sheet, consisted of rents receivable ($4.2 billion) and the residual value of assets under lease ($1.1 billion), reduced by third-party nonrecourse debt ($2.8 billion) and unearned income ($0.6 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, on Altria Group, Inc.’s consolidated balance sheets. Finance assets, net, of $2.0 billion at December 31, 2013 also included net finance receivables for direct finance leases and an allowance for losses.
Estimated residual values represent PMCC’s estimate at lease inception as to the fair values of assets under lease at the end of the non-cancelable lease terms. The estimated residual values are reviewed annually by PMCC’s management, which includes analysis of a number of factors, including activity in the relevant industry. If necessary, revisions are recorded to reduce the residual values. Such reviews resulted in a decrease of $8 million in 2012 to PMCC’s net revenues and results of operations. There were no adjustments in 2013 and 2011.
PMCC considers rents receivable past due when they are beyond the grace period of their contractual due date. PMCC stops recording income (“non-accrual status”) on rents receivable when contractual payments become 90 days past due or earlier if management believes there is significant uncertainty of collectability of rent payments, and resumes recording income when collectability of rent payments is reasonably certain. Payments received on rents receivable that are on non-accrual status are used to reduce the rents receivable balance. Write-offs to the allowance for losses are recorded when amounts are deemed to be uncollectible. There were no rents receivable on non-accrual status at December 31, 2013.
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

Consolidated Operating Results

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Net Revenues:
Smokeable products	$21,868	$22,216	$21,970
Smokeless products	1,778	1,691	1,627
Wine	609	561	516
All other	211	150	(313)
Net revenues	$24,466	$24,618	$23,800
Excise Taxes on Products:
Smokeable products	$6,651	$6,984	$7,053
Smokeless products	130	113	108
Wine	22	21	20
Excise taxes on products	$6,803	$7,118	$7,181
Operating Income:
Operating companies income (loss):
Smokeable products	$7,063	$6,239	$5,737
Smokeless products	1,023	931	859
Wine	118	104	91
All other	157	176	(349)
Amortization of intangibles	(20)	(20)	(20)
General corporate expenses	(235)	(229)	(264)
Changes to Mondelēz and PMI tax-related receivables/payables	(22)	52	14
Operating income	$8,084	$7,253	$6,068
As discussed further in Note 15, Altria Group, Inc.’s chief operating decision maker reviews operating companies income to evaluate the performance of and allocate resources to the segments. Operating companies income for the segments is defined as operating income before amortization of intangibles and general corporate expenses. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.
The following events that occurred during 2013, 2012 and 2011 affected the comparability of statement of earnings amounts.
•NPM Adjustment Items: For the year ended December 31, 2013, PM USA recorded pre-tax income of $664 million, which increased operating companies income in the smokeable products segment. This recording of pre-tax income resulted from the following:

•
a reduction to cost of sales of $519 million for the settlement of disputes with certain states and territories related to the NPM Adjustment under the MSA for the years 2003 - 2012 (“NPM Adjustment Settlement”); and

•
a reduction to cost of sales of $145 million for the September 11, 2013 diligent enforcement rulings of the arbitration panel presiding over the NPM Adjustment dispute for 2003 (“NPM Arbitration Panel Decision”).

For further discussion of these items (which are referred to collectively as the “NPM Adjustment Items”), see Health Care Cost Recovery Litigation - Possible Adjustments in MSA Payments for 2003 - 2012 in Note 18.
▪Asset Impairment, Exit, Implementation and Integration Costs: Altria Group, Inc.’s pre-tax asset impairment, exit and implementation costs were primarily related to Altria Group, Inc.’s cost reduction program announced in October 2011 (the “2011 Cost Reduction Program”), which was substantially completed as of December 31, 2012. As of December 31, 2013, Altria Group, Inc. achieved its goal of delivering $400 million in annualized savings versus previously planned spending.
For a breakdown of these costs by segment, see Note 4. Asset Impairment, Exit, Implementation and Integration Costs in Item 8.
▪Tobacco and Health Judgments: See Note 18 for pre-tax charges related to tobacco and health judgments recorded in operating companies income in the smokeable products segment and related interest costs.
▪SABMiller Special Items: Altria Group, Inc.’s earnings from its equity investment in SABMiller for 2013 included net pre-tax charges of $31 million, consisting of costs for SABMiller’s “business capability programme,” costs related to SABMiller’s economic and social development program in South Africa and asset impairment charges, partially offset by gains related to divestitures. Altria Group, Inc.’s earnings from its equity investment in SABMiller for 2012 included net pre-tax income of $248 million, consisting of gains resulting from SABMiller’s strategic alliance transactions with Anadolu Efes and Castel, partially offset by costs for SABMiller’s “business capability programme” and costs related to SABMiller’s acquisition of Foster’s Group Limited (“Foster’s”). Altria Group, Inc.’s earnings from its equity investment in SABMiller for 2011 included net pre-tax charges of $82 million, consisting of costs for SABMiller’s “business capability programme,” acquisition-related costs for SABMiller’s acquisition of Foster’s and asset impairment charges, partially offset by gains resulting from SABMiller’s hotel and gaming transaction and the disposal of a business in Kenya.

▪PMCC Leveraged Lease Benefit/Charge: During the second quarter of 2012, Altria Group, Inc. entered into a closing agreement (the “Closing Agreement”) with the Internal Revenue Service (“IRS”) that conclusively resolved the federal income tax treatment for all prior and future tax years of certain leveraged lease transactions entered into by PMCC. As a result of the Closing Agreement, Altria Group, Inc. recorded a one-time net earnings benefit of $68 million during the second quarter of 2012 due primarily to lower than estimated interest on tax underpayments. During the second quarter of 2011, Altria Group, Inc. recorded a charge of $627 million related to the federal income tax treatment of these transactions (the “2011 PMCC Leveraged Lease Charge”). Approximately 50% of the charge ($315 million) represented a reduction in cumulative lease earnings recorded as of the date of the charge that will be recaptured over the remainder of the terms of the affected leases. The remaining portion of the charge ($312 million) primarily represented a permanent charge for interest on tax underpayments. For the years ended December 31, 2012 and 2011, the benefit/charge associated with PMCC’s leveraged lease transactions was recorded in Altria Group, Inc.’s consolidated statements of earnings as follows:

(in millions)	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
	Net Revenues	Benefit for Income Taxes	Total	Net Revenues	(Benefit) Provision for Income Taxes	Total
Reduction to cumulative lease earnings	$7	$(2)	$5	$490	$(175)	$315
Interest on tax underpayments	—	(73)	(73)	—	312	312
Total	$7	$(75)	$(68)	$490	$137	$627
See Note 14 for a further discussion of the Closing Agreement.

▪Loss on Early Extinguishment of Debt: During the fourth quarter of 2013 and the third quarter of 2012, Altria Group, Inc. completed debt tender offers to purchase for cash aggregate principal amounts of $2.1 billion and $2.0 billion, respectively, of certain of its senior unsecured notes. As a result of these debt tender offers, Altria Group, Inc. recorded pre-tax losses on early extinguishment of debt as follows:

(in millions)	2013	2012

Debt tender premiums and fees	$1,054	$864
Write-off of unamortized debt discounts and debt issuance costs	30	10
Total	$1,084	$874
For further discussion, see Note 9. Long-Term Debt to the consolidated financial statements in Item 8 (“Note 9”).
▪Tax Items: Tax items for 2013 included the reversal of tax accruals no longer required and the recognition of previously unrecognized foreign tax credits primarily associated with SABMiller dividends. Excluding the tax impact included in the PMCC leveraged lease benefit, tax items for 2012 included the reversal of tax reserves and associated interest due primarily to the closure in 2012 of the IRS audit of Altria Group, Inc. and its consolidated subsidiaries’ 2004 - 2006 tax years. Tax items for 2011, excluding the tax impact included in the 2011 PMCC Leveraged Lease Charge, included the reversal of tax reserves and associated interest related to the expiration of statutes of limitations, closure of tax audits and the reversal of tax accruals no longer required. For further discussion, see Note 14.

2013 Compared With 2012
The following discussion compares consolidated operating results for the year ended December 31, 2013, with the year ended December 31, 2012.
Net revenues, which include excise taxes billed to customers, decreased $152 million (0.6%), due primarily to lower net revenues from the smokeable products segment, partially offset by higher net revenues from the smokeless products and wine segments, and higher gains on asset sales in the financial services business.
Excise taxes on products decreased $315 million (4.4%), due primarily to lower smokeable products shipment volume.
Cost of sales decreased $731 million (9.2%), due primarily to the NPM Adjustment Items and lower smokeable products shipment volume, partially offset by higher per unit settlement charges.
Marketing, administration and research costs increased $39 million (1.7%), due primarily to spending related to the alternative products businesses and a postretirement benefit plan curtailment gain in 2012 related to the 2011 Cost Reduction Program, partially offset by lower spending in the smokeable products segment as a result of cost reduction initiatives.
Operating income increased $831 million (11.5%), due primarily to higher operating results from the smokeable products segment (which includes the NPM Adjustment Items) and higher operating results from the smokeless products segment, partially offset by changes to Kraft Foods Inc. (now known as Mondelēz International, Inc. (“Mondelēz”)) and PMI tax-related receivables/payables as discussed further in Note 14.
Interest and other debt expense, net, decreased $77 million (6.8%) due primarily to lower interest costs on debt as a result of debt refinancing activities related to the debt tender offer in 2012.
Earnings from Altria Group, Inc.’s equity investment in SABMiller decreased $233 million (19.0%), due primarily to SABMiller special items (which included gains of $342 million resulting from SABMiller’s strategic alliance transactions with Anadolu Efes and Castel in 2012), partially offset by higher gains resulting from issuances of common stock by SABMiller in 2013.
Altria Group, Inc.’s effective income tax rate decreased 0.7 percentage points to 34.7%, due primarily to an increased recognition of foreign tax credits in 2013 primarily associated with SABMiller dividends, and the resolution of various Mondelēz and PMI tax matters during 2013 and 2012, partially offset by the PMCC leveraged lease benefit recorded during the second quarter of 2012.
Net earnings attributable to Altria Group, Inc. of $4,535 million increased $355 million (8.5%), due primarily to higher operating income, lower interest and other debt expense, net, and a lower income tax rate, partially offset by lower earnings from Altria Group, Inc.’s equity investment in SABMiller and higher losses on early extinguishment of debt. Diluted and basic EPS attributable to Altria Group, Inc. of $2.26, each increased by 9.7% due to higher net earnings attributable to Altria Group, Inc. and fewer shares outstanding.
2012 Compared With 2011
The following discussion compares consolidated operating results for the year ended December 31, 2012, with the year ended December 31, 2011.
Net revenues, which include excise taxes billed to customers, increased $818 million (3.4%), due to higher net revenues from the financial services business (which included the 2011 PMCC Leveraged Lease Charge), and the smokeable products, smokeless products and wine segments.
Excise taxes on products decreased $63 million (0.9%), due primarily to lower excise taxes for Middleton and lower smokeable products shipment volume.
Cost of sales increased $257 million (3.3%), due primarily
to higher per unit settlement charges and higher manufacturing costs.
Marketing, administration and research costs decreased $362 million (13.7%), primarily reflecting cost reduction initiatives, lower charges related to tobacco and health judgments, recoveries related to the American Airlines, Inc. bankruptcy filing in November 2011 and a decrease to the allowance for losses in the financial services business.
Operating income increased $1,185 million (19.5%), due primarily to: (i) higher operating results from the financial services business, which in 2011 included the 2011 PMCC Leveraged Lease Charge; (ii) higher operating results from the smokeable products and smokeless products segments, which included lower charges in 2012 related to the 2011 Cost Reduction Program and lower charges in the smokeable products segment related to tobacco and health judgments; and (iii) changes to Mondelēz and PMI tax-related receivables/payables as discussed further in Note 14.

Interest and other debt expense, net, decreased $90 million (7.4%) due primarily to lower interest costs in 2012 related to tobacco and health judgments, and lower interest costs on debt as a result of debt refinancing activities in 2012.
Earnings from Altria Group, Inc.’s equity investment in SABMiller increased $494 million (67.7%), due primarily to higher net gains in 2012 for SABMiller special items (which included gains resulting from SABMiller’s strategic alliance transactions with Anadolu Efes and Castel in 2012) and higher ongoing equity earnings.
Altria Group, Inc.’s effective income tax rate decreased 3.8 percentage points to 35.4% due primarily to a $312 million charge in 2011 that primarily represents interest on tax underpayments associated with the 2011 PMCC Leveraged Lease Charge, and a $73 million interest benefit recorded during 2012, resulting primarily from lower than estimated interest on tax underpayments related to the Closing Agreement with the IRS, partially offset by a reduction in certain consolidated tax benefits resulting from the 2012 debt tender offer and a higher tax provision in 2012 related to the Mondelēz and PMI tax matters.
Net earnings attributable to Altria Group, Inc. of $4,180 million increased $790 million (23.3%), due primarily to higher operating income, higher earnings from Altria Group, Inc.’s equity investment in SABMiller, a lower income tax rate and lower interest and other debt expense, net, partially offset by the loss on early extinguishment of debt related to the 2012 debt tender offer. Diluted and basic EPS attributable to Altria Group, Inc. of $2.06, each increased by 25.6% due to higher net earnings attributable to Altria Group, Inc. and fewer shares outstanding.

Operating Results by Business Segment
Tobacco Space
Business Environment
Summary
The United States tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of our tobacco subsidiaries and our consolidated results of operations, cash flows and financial position. These challenges, some of which are discussed in more detail below, in Note 18, Item 1A and Item 3, include:

▪	pending and threatened litigation and bonding requirements;

▪	the requirement to issue “corrective statements” in various media in connection with the Federal Government’s lawsuit;

▪	restrictions and requirements imposed by the FSPTCA enacted in June 2009, and restrictions and requirements that have been, and in the future may be, imposed by the FDA under this statute;

▪	actual and proposed excise tax increases, as well as changes in tax structures and tax stamping requirements;

▪	bans and restrictions on tobacco use imposed by governmental entities and private establishments and employers;

▪	other federal, state and local government actions, including:

▪	increases in the minimum age to purchase tobacco products above the current federal minimum age of 18;

▪
restrictions on the sale of tobacco products by certain retail establishments, the sale of certain tobacco products with certain characterizing flavors and the sale of tobacco products in certain package sizes;

▪	additional restrictions on the advertising and promotion of tobacco products;

▪	other actual and proposed tobacco product legislation and regulation; and
▪governmental investigations;

▪	the diminishing prevalence of cigarette smoking and increased efforts by tobacco control advocates and others (including employers) to further restrict tobacco use;

▪	price gaps and changes in price gaps between premium and lowest price brands;

▪	competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation;

▪
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

▪	potential adverse changes in tobacco leaf price, availability and quality.
In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria Group, Inc.’s tobacco subsidiaries. Our tobacco subsidiaries believe that a significant number of adult tobacco consumers switch between tobacco categories or use multiple forms of tobacco products and that approximately 50% of adult smokers say they are interested in trying innovative tobacco products. Altria Group, Inc.’s tobacco subsidiaries further believe that adult tobacco consumer awareness of electronic cigarettes is high and growing and estimate that consumer expenditures for e-vapor products reached approximately $1 billion in the United States in 2013. Altria Group, Inc. and its tobacco subsidiaries work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the United States through innovation and adjacency growth strategies (including, where appropriate, arrangements with, or investments in, third parties). For example, Nu Mark entered the e-vapor category with the introduction of MarkTen electronic cigarettes into a lead market in Indiana in August 2013 and expanded distribution of MarkTen electronic cigarettes to Arizona in December 2013. Nu Mark plans to expand MarkTen electronic cigarettes nationally beginning in the second quarter of 2014. In addition, on February 3, 2014, Altria Group, Inc. announced Nu Mark’s entry into an agreement to acquire the e-vapor business of Green Smoke, Inc. and its affiliates. See the discussions regarding new product technologies, adjacency growth strategy and evolving consumer preferences in Item 1A for certain risks associated with the foregoing discussion.
We have provided additional detail on the following topics below:
▪FSPTCA and FDA Regulation;
▪Excise Taxes;
▪International Treaty on Tobacco Control;
▪State Settlement Agreements;
▪Other Federal, State and Local Regulation and Activity;
▪Illicit Trade;
▪Tobacco Price, Availability and Quality; and
▪Timing of Sales.
FSPTCA and FDA Regulation
▪The Regulatory Framework: The FSPTCA expressly establishes certain restrictions and prohibitions on our cigarette and smokeless tobacco businesses and authorizes or requires further FDA action. Under the FSPTCA, the FDA has broad authority (1) to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of cigarettes, cigarette tobacco and smokeless tobacco products; (2) to require disclosures of related information; and (3) to enforce the FSPTCA and related regulations. The law also grants the FDA authority to extend the FSPTCA’s application, by regulation, to all other tobacco products, including cigars, pipe tobacco and electronic cigarettes. The FDA has indicated that it intends to regulate cigars, electronic cigarettes and other tobacco products, but it has not indicated a timeline for the issuance of final regulations.
Among other measures, the FSPTCA:
▪imposes restrictions on the advertising, promotion, sale and distribution of tobacco products, including at retail;

▪prohibits cigarettes with characterizing flavors other than menthol and tobacco;
▪bans descriptors such as “light,” “mild” or “low” or similar descriptors unless expressly authorized by the FDA;
▪requires extensive ingredient disclosure to the FDA and may require more limited public ingredient disclosure;
▪prohibits any express or implied claims that a tobacco product is or may be less harmful than other tobacco products without FDA authorization;
▪imposes reporting obligations relating to contraband activity and grants the FDA authority to impose recordkeeping and other obligations to address illicit trade in tobacco products;
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
▪to subject tobacco products that are modified or first introduced into the market after March 22, 2011 to application and premarket review and authorization requirements (the “New Product Application Process”) if the FDA does not find them to be “substantially equivalent” to products commercially marketed as of February 15, 2007, and to deny any such new product application, thus preventing the distribution and sale of any product affected by such denial;
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
▪to restrict or otherwise regulate menthol cigarettes, as well as other tobacco products with characterizing flavors (see TPSAC below);

▪to regulate nicotine yields and to reduce or eliminate harmful constituents or harmful ingredients or other components of tobacco products; and
▪to impose manufacturing standards for tobacco products; and
▪equips the FDA with a variety of investigatory and enforcement tools, including the authority to inspect tobacco product manufacturing and other facilities.

▪	Implementation Timing, Rulemaking and Guidance:
The implementation of the FSPTCA began in 2009 and will continue over time. Some provisions took effect immediately, some provisions have taken effect since the enactment of the FSPTCA and other provisions will not take effect for some time. Those provisions that require the FDA to take action through rulemaking generally involve consideration of public comment and, for some issues, scientific review. Altria Group, Inc.’s tobacco subsidiaries participate actively in processes established by the FDA to develop and implement the FSPTCA’s regulatory framework, including submission of comments to various FDA proposals and participation in public hearings and engagement sessions.
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
▪Draft Guidance for Industry:  Modified Risk Tobacco Product Applications; and
▪Draft Guidance for Industry:  Applications for Premarket Review of New Tobacco Products.
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

▪Impact on Our Business; Compliance Costs: Regulations imposed and other regulatory actions taken by the FDA under the FSPTCA could have a material adverse effect on the business, financial position, cash flows and results of operations of Altria Group, Inc. and its tobacco subsidiaries in a number of different ways. For example, actions by the FDA could:

▪impact the consumer acceptability of tobacco products;
▪delay, discontinue or prevent the sale or distribution of existing, new or modified tobacco products;
▪limit adult consumer choices;
▪restrict communications to adult consumers;
▪create a competitive advantage or disadvantage for certain tobacco companies;
▪impose additional manufacturing, labeling or packaging requirements;
▪impose additional restrictions at retail;
▪result in increased illicit trade activities; or
▪otherwise significantly increase the cost of doing business.
The failure to comply with FDA regulatory requirements, even inadvertently, and FDA enforcement actions could also have a material adverse effect on the business, financial position, cash flows and results of operations of Altria Group, Inc. and its tobacco subsidiaries.
The FSPTCA imposes fees on tobacco product manufacturers and importers to pay for the cost of regulation and other matters. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation according to a process set out in the statute, which relies, in part, on the allocation methodology set forth in FETRA, and then among manufacturers and importers within each respective category based on their relative market shares. In May 2013, the FDA issued proposed regulations to govern the allocation of the FDA user fee after the FETRA program concludes in 2014. An Altria Group, Inc. subsidiary filed comments on behalf of PM USA and USSTC objecting to certain aspects of the proposed regulations. For a discussion of the impact of the State Settlement Agreements, the FETRA and FDA user fee payments on Altria Group, Inc., see Financial Review - Debt and Liquidity - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation below. In addition, compliance with the FSPTCA’s regulatory requirements has resulted and will continue to result in additional costs for our tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter to date but could become material, either individually or in the aggregate, and will depend on the nature of the requirements imposed by the FDA.
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
▪TPSAC

▪
The Role of the TPSAC: As required by the FSPTCA, the FDA has established a tobacco product scientific advisory committee (the “TPSAC”), which consists of voting and non-voting members, to provide advice, reports, information and recommendations to the FDA on scientific and health issues relating to tobacco products. For example, the TPSAC advises the FDA about modified risk products (products marketed with reduced risk claims), good manufacturing practices, the effects of the alteration of nicotine yields from tobacco products and nicotine dependence thresholds. The TPSAC previously made reports and recommendations to the FDA on menthol cigarettes, including the impact of the use of menthol in cigarettes on the public health, and the nature and impact of dissolvable tobacco products on the public health. The FDA may seek advice from the TPSAC about other safety, dependence or health issues relating to tobacco products, including tobacco product standards and applications to market new tobacco products.

▪	TPSAC Membership: Beginning in March 2010, PM USA and USSTC raised with the FDA their concerns that four of the voting members of the TPSAC have financial and other conflicts (including services as paid experts for plaintiffs in tobacco litigation) that could hamper the full and fair consideration of issues by the TPSAC and requested that their appointments be withdrawn. PM USA and USSTC raised similar concerns related to the engagement of two TPSAC subcommittee consultants. The FDA declined PM USA’s and USSTC’s requests, stating that the FDA had satisfied itself, after inquiry, that the individuals in question did not have disqualifying conflicts of interest. In February 2011, Lorillard Tobacco Company (“Lorillard”) and R.J. Reynolds filed suit in the U.S. District Court for the District of Columbia against the United States Department of Health and Human Services and individual defendants (sued in their official capacities) asserting that the composition of the TPSAC and the composition of the Constituents Subcommittee of the TPSAC violates several federal laws, including the Federal Advisory Committee Act. In August 2012, the district court denied the government’s motion to dismiss the plaintiffs’ complaint. The government defendants filed their motion for summary judgment as to all claims in June 2013. Lorillard and R.J. Reynolds filed a cross-motion for summary judgment in July 2013.
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
The FSPTCA does not set a deadline or required timeline for the FDA to act on the TPSAC’s report. The FDA has stated that the TPSAC’s report is only a recommendation and that the FDA’s receipt of the TPSAC’s report will not have an immediate effect on the availability of menthol cigarettes. In January 2012, the FDA announced that it had evaluated scientific information on menthol and had drafted a report related to the impact of menthol in cigarettes on public health. The FDA indicated that it had sent its report to external scientists for peer review. In July 2013, the FDA released its preliminary scientific evaluation, which states “that menthol cigarettes pose a public health risk above that seen with non-menthol cigarettes.” At the same time, the FDA also issued an advance notice of proposed rulemaking requesting comments on the FDA’s preliminary scientific evaluation and information that may inform potential regulatory actions regarding menthol in cigarettes or other tobacco products. On November 22, 2013, PM USA submitted comments to the FDA raising a number of concerns with the preliminary scientific evidence, including comments demonstrating that menthol cigarettes do not affect population harm differently than non-menthol cigarettes. PM USA also reiterated that significant restrictions on the use of menthol in cigarettes would have unintended consequences detrimental to public health and society. No future action can be taken by the FDA to regulate the manufacture, marketing or sale of menthol cigarettes (including a possible ban) until the completion of the rulemaking process.
▪Final Tobacco Marketing Rule: As required by the FSPTCA, the FDA re-promulgated in March 2010 certain advertising and promotion restrictions in substantially the same form as regulations that were previously adopted in 1996 (but never imposed on tobacco manufacturers due to a United States Supreme Court ruling) (the “Final Tobacco Marketing Rule”). The Final Tobacco Marketing Rule:

▪	bans the use of color and graphics in tobacco product labeling and advertising;

▪	prohibits the sale of cigarettes and smokeless tobacco to underage persons;

▪	restricts the use of non-tobacco trade and brand names on cigarettes and smokeless tobacco products;

▪	requires the sale of cigarettes and smokeless tobacco in direct, face-to-face transactions;

▪	prohibits sampling of cigarettes and prohibits sampling of smokeless tobacco products except in qualified adult-only facilities;

▪	prohibits gifts or other items in exchange for buying cigarettes or smokeless tobacco products;

▪	prohibits the sale or distribution of items such as hats and tee shirts with tobacco brands or logos; and

▪	prohibits brand name sponsorship of any athletic, musical, artistic, or other social or cultural event, or any entry or team in any event.
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
Since enactment, several lawsuits have been filed challenging various provisions of the FSPTCA and the Final Tobacco Marketing Rule, including their constitutionality and the scope of the FDA’s authority thereunder. Altria Group, Inc. and its tobacco subsidiaries are not parties to any of these lawsuits.  In January 2010, in one such challenge (Commonwealth Brands), the U.S. District Court for the Western District of Kentucky struck down as unconstitutional, and enjoined enforcement of, the portion of the Final Tobacco Marketing Rule that bans the use of color and graphics in labeling and advertising and claims implying that a tobacco product is safer because of FDA regulation. The parties appealed and in March 2012, the U.S. Court of Appeals for the Sixth Circuit affirmed in part and reversed in part the district court’s decision. The Sixth Circuit affirmed the district court’s injunction against enforcement of the portion of the Final Tobacco Marketing Rule that bans the use of color and graphics in labeling and advertising. The Sixth Circuit reversed the injunction against enforcement of the prohibition on claims implying that a tobacco product is safer because of FDA regulation. The Sixth Circuit also held that the Final Tobacco Marketing Rule’s ban on consumer continuity programs violates the First Amendment and reversed the district court’s decision upholding the ban. The Sixth Circuit upheld the FSPTCA’s statutory requirements for enlarged textual and graphic warnings on cigarette packages and advertising, but did not rule upon the constitutionality of the nine graphic warnings actually selected by the FDA in its June 2011 final rule. In May 2012, the plaintiffs in Commonwealth Brands filed a petition for rehearing and rehearing en banc, which the Sixth Circuit denied. In October 2012, the plaintiffs filed a petition for writ of certiorari in the United States Supreme Court seeking further review of the Sixth Circuit’s decision upholding the FSPTCA’s new enlarged and expanded warning requirements that include graphic warnings, the FSPTCA’s restrictions on modified risk tobacco product claims and certain other provisions of the Final Tobacco Marketing Rule.  The FDA did not file a petition for writ of certiorari with the United States Supreme Court seeking further review of the Sixth Circuit’s decision. The FDA filed its opposition to the plaintiffs’ petition for writ of certiorari in March 2013. In April 2013, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari. As a result of this litigation, the portion of the Final Tobacco Marketing Rule that bans the use of color and graphics in labeling and advertising is unenforceable by the FDA. For a further discussion of the Final Tobacco Marketing Rule and the status of graphic warnings for cigarette packages and advertising, see FDA Regulatory Actions - Graphics Warnings below.
In a separate challenge to the Final Tobacco Marketing Rule in the U.S. District Court for the Eastern District of Virginia, Renegade Tobacco Company, Inc. and others have challenged the constitutionality of an FDA regulation that restricts tobacco manufacturers from using the trade or brand name of a non-tobacco product on cigarettes or smokeless tobacco products. In May 2010, the district court issued a stay in the Renegade case pending the FDA’s consideration of amendments to the trade or brand name rule. In November 2011, the FDA proposed an amended rule, but continues to exercise its discretion to enforce the original trade or brand name provisions of the Final Tobacco Marketing Rule according to FDA guidance issued in May 2010. It is not possible to predict the outcome of any such litigation or its effect on the extent of the FDA’s authority to regulate tobacco products.
▪Contraband: The FSPTCA imposes on manufacturers reporting obligations relating to knowledge of suspected contraband activity involving their brands and also grants the FDA the authority to impose certain recordkeeping and other obligations to address illicit trade in tobacco products. The FSPTCA also empowers the FDA to assess whether additional tools should be employed to track and trace tobacco products through the distribution chain.

▪	FDA Regulatory Actions

▪
Graphic Warnings: In June 2011, as required by the FSPTCA, the FDA issued its final rule to modify the required warnings that appear on cigarette packages and in cigarette advertisements.  The FSPTCA requires the warnings to consist of nine new textual warning statements accompanied by color graphics depicting the negative health consequences of smoking.  The graphic health warnings will (i) be located beneath the cellophane, and comprise the top 50% of the front and rear panels of cigarette packages, and (ii) occupy 20% of a cigarette advertisement and be located at the top of the advertisement. After a legal challenge to the rule initiated by R.J. Reynolds, Lorillard and several other plaintiffs, in which plaintiffs prevailed both at the trial and federal appellate levels, the FDA decided not to seek further review of the U.S. Court of Appeals’ decision and announced its plans to propose a new graphic warnings rule in the future.

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

▪
Good Manufacturing Practices: In March 2013, the FDA published a notice announcing that it had established a public docket to obtain input by May 20, 2013 on the proposed Good Manufacturing Practice Regulations recommended to the FDA in January 2012 by a group of tobacco companies, including PM USA and USSTC. The FSPTCA requires that the FDA promulgate good manufacturing practice regulations for tobacco product manufacturers, but does not specify a timeframe for such regulations.

Excise Taxes
Tobacco products are subject to substantial excise taxes in the United States. Significant increases in tobacco-related taxes or fees have been proposed or enacted (including with respect to e-vapor products) and are likely to continue to be proposed or enacted at the federal, state and local levels within the United States.
Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. For example, in 2009, the FET on cigarettes increased from $0.39 per pack to approximately $1.01 per pack and on July 1, 2010, the New York state excise tax increased by $1.60 to $4.35 per pack. Between the end of 1998 and February 21, 2014, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.47 per pack. During 2013, Massachusetts, Minnesota, Oregon and Puerto Rico enacted legislation to increase their cigarette taxes. As of February 21, 2014, no state has increased its cigarette excise tax in 2014. The President’s fiscal year 2014 Budget proposes significant increases in the FET for all tobacco products. The proposed budget would increase the FET on a pack of cigarettes by $0.94 per pack, raising the total FET to $1.95 per pack, and would also increase the tax on other tobacco products by a proportionate amount. It is not possible to predict whether this proposed FET increase will be enacted.
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
A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of February 21, 2014, the federal government, 22 states, Puerto Rico, Washington, D.C., Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of February 21, 2014, 177 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; and adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain and restrict smoking in public places.
There are a number of proposals currently under consideration by the governing body of the FCTC, some of which call for substantial restrictions on the manufacture, marketing, distribution and sale of tobacco products. In addition, the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”) was approved by the Conference of Parties to the FCTC in November 2012. It includes provisions related to the tracking and tracing of tobacco products through the distribution chain and numerous other provisions regarding the regulation of the manufacture, distribution and sale of tobacco products. The Protocol has not yet entered into force, but in any event will not apply to the United States until the Senate ratifies the FCTC and until the President signs, and the Senate ratifies, the Protocol. It is not possible to predict the outcome of these proposals or the impact of any FCTC actions on legislation or regulation in the United States, either directly or as a result of the United States becoming a party to the FCTC, or whether or how these actions might indirectly influence FDA regulation and enforcement.
State Settlement Agreements
As discussed in Note 18, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, market share and industry volume. For a discussion of the impact of the State Settlement Agreements, FETRA and FDA user fee payments on Altria Group, Inc., see Financial Review - Debt and Liquidity - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation below. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.
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

Jurisdictions that have enacted restrictions on certain tobacco products with certain characterizing flavors include Providence, RI, New York City, NY, Maine and New Jersey. Whether other states or localities will enact legislation in this area, and the precise nature of such legislation if enacted, cannot be predicted. See FSPTCA and FDA Regulation above for a summary of the FSPTCA’s regulation of certain tobacco products with characterizing flavors.

▪
State and Local Laws Imposing Certain Speech Requirements or Other Restrictions: In several jurisdictions, legislation or regulations have been enacted or proposed that would require the disclosure of health information separate from or in addition to federally-mandated health warnings or that would restrict commercial speech in certain respects or that would impose additional restrictions on the marketing or sale of tobacco products (including proposals to ban all tobacco product sales). For example, in 2012, New York City attempted to require retailers selling tobacco products to display a sign depicting graphic images of the potential health consequences of smoking and urging smokers to quit. In litigation now concluded, a federal appeals court ruled that the ordinance was preempted by federal law.

In addition, on November 19, 2013, New York City enacted an ordinance prohibiting retailers from (1) honoring or accepting any “price reduction instrument” (including coupons), (2) offering a discount off the listed sales price of a tobacco product to a consumer or (3) offering consumers multi-pack or multi-product discounts on the sale of any tobacco product. The ordinance also bans sampling of tobacco products in adult-only facilities. It also imposes a minimum retail sales price for cigarettes and little cigars and a minimum pack size for certain cigars. On January 30, 2014, PM USA, Middleton and a USSTC subsidiary, along with other tobacco product manufacturers and three trade associations representing New York City retailers, filed a lawsuit in the U.S. District Court for the Southern District of New York challenging the coupon/discount ban on the grounds that it violates the First Amendment and is preempted by federal and state law.
New York City also enacted an ordinance on November 19, 2013 increasing the legal age to purchase tobacco products (including electronic cigarettes) from 18 to 21. The current federal minimum age requirement for the purchase of tobacco products is 18; four states have increased their state minimum age laws to 19 (Alabama, Alaska, New Jersey and Utah) and a number of localities have increased their minimum age laws above 18. In addition, a number of states have recently proposed increasing the legal age to 21.

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

In February 2011, PM USA filed a lawsuit in the U.S. District Court for the Eastern District of Virginia challenging the USDA’s method for calculating the 2011 and future tobacco product class shares that are used to allocate liability for the industry payments that fund the FETRA buy-out described above. PM USA asserted in this litigation that the USDA violated FETRA, and imposed excessive FETRA assessments on PM USA, by failing to apply the most current FET rates enacted by Congress, which became effective in April 2009, in calculating the class share allocations. The Cigar Association of America has joined the litigation as a defendant intervenor. In October 2012, the district court denied PM USA’s motion for summary judgment, granted the defendants’ motion for summary judgment and dismissed the case. In December 2012, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit. Oral argument was held on September 19, 2013. On November 20, 2013, the Fourth Circuit affirmed the district court’s decision granting summary judgment.
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
Reports with respect to the health effects of smoking have been publicized for many years, including in a January 2014 United States Surgeon General report titled “The Health Consequences of Smoking - 50 Years of Progress” and in a June 2006 United States Surgeon General report on ETS titled “The Health Consequences of Involuntary Exposure to Tobacco Smoke.”
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
▪Other Legislation or Governmental Initiatives: In addition to the actions discussed above, other regulatory initiatives affecting the tobacco industry have been adopted or are being considered at the federal level and in a number of state and local jurisdictions. For example, in recent years, legislation has been introduced or enacted at the state or local level to subject tobacco products to various reporting requirements and performance standards (such as reduced cigarette ignition propensity standards); establish educational campaigns relating to tobacco consumption or tobacco control programs, or provide additional funding for governmental tobacco control activities; restrict the sale of tobacco products in certain retail establishments and the sale of tobacco products in certain package sizes; require tax stamping of MST products; require the use of state tax stamps using data encryption technology; and further restrict the sale, marketing and advertising of cigarettes and other tobacco products. Such legislation may be subject to constitutional or other challenges on various grounds, which may or may not be successful.
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
Illicit Trade
Altria Group, Inc. and its tobacco subsidiaries support appropriate regulations and enforcement measures to prevent illicit trade in tobacco products. For example, Altria Group, Inc.’s tobacco subsidiaries are engaged in a number of initiatives to help prevent trade in contraband tobacco products, including: enforcement of wholesale and retail trade programs and policies on trade in contraband tobacco products; engagement with and support of law enforcement and regulatory agencies; litigation to protect their trademarks; and support for a variety of federal and state legislative initiatives. Legislative initiatives to address trade in contraband tobacco products are designed to protect the legitimate channels of distribution, impose more stringent penalties for the violation of illegal trade laws and provide additional tools for law enforcement. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products continue to evolve as the nature of illicit tobacco products evolves. For example, in March 2010, the President signed into law the Prevent All Cigarette Trafficking (“PACT”) Act, which addresses illegal Internet sales by, among other things, imposing a series of restrictions and requirements on the delivery-sale of cigarettes and smokeless tobacco products and makes such products non-mailable to consumers through the United States Postal Service, subject to limited exceptions. The PACT Act has been the subject of ongoing lawsuits brought by certain Internet cigarette sellers. In one of these lawsuits, pending in the U.S. District Court for the District of Columbia, a preliminary injunction is currently in effect that prevents the implementation of certain portions of the PACT Act. On June 28, 2013, the U.S. Court of Appeals for the D.C. Circuit upheld the preliminary injunction and remanded the case to the trial court for further proceedings.
Tobacco Price, Availability and Quality
Shifts in crops driven by economic conditions and adverse weather patterns, government mandated prices and production control programs may increase or decrease the cost or reduce the quality of tobacco and other agricultural products used to manufacture our products. As with other agriculture commodities, the price of tobacco leaf can be influenced by economic conditions and imbalances in supply and demand and crop quality and availability can be influenced by variations in weather patterns, including those caused by climate change. Tobacco production in certain countries is subject to a variety of controls, including government mandated prices and production control programs.  Changes in the patterns of demand for agricultural products and the cost of tobacco production could impact tobacco leaf prices and tobacco supply. Any significant change in tobacco leaf prices, quality or availability could affect our tobacco subsidiaries’ profitability and business.

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
Operating Results
The following table summarizes operating results for the smokeable and smokeless products segments:

	For the Years Ended December 31,
	Net Revenues			Operating Companies Income
(in millions)	2013	2012	2011	2013	2012	2011
Smokeable products	$21,868	$22,216	$21,970	$7,063	$6,239	$5,737
Smokeless products	1,778	1,691	1,627	1,023	931	859
Total smokeable and smokeless products	$23,646	$23,907	$23,597	$8,086	$7,170	$6,596

New Tracking Services
Effective in the first quarter of 2013, retail share results for cigarettes are based on a new tracking service, IRI/Management Science Associate Inc. (“MSAi”), and retail share results for cigars and smokeless products are based on a new tracking service, IRI InfoScan. These cost-effective new services measure retail share in stores representing trade classes selling a significant majority of the volume of the product being measured. For other trade classes selling cigarettes, retail share is based on shipments from wholesalers to retailers reported through the Store Tracking Analytical Reporting System (“STARS”). Retail market share results reported using the new services cannot be meaningfully compared to retail market shares previously reported by Altria Group, Inc.’s tobacco companies under the previous services. Retail share results for 2012 and 2011 have been restated to reflect these new services.
Smokeable Products Segment
The smokeable products segment’s operating companies income and operating companies income margin grew during 2013 due primarily to higher pricing. PM USA’s investments in the Marlboro brand architecture contributed to Marlboro’s retail share growth versus 2012.

The following table summarizes smokeable products segment shipment volume performance:

	Shipment Volume
	For the Years Ended December 31,
(sticks in millions)	2013	2012	2011
Cigarettes:
Marlboro	111,421	116,377	117,201
Other premium	7,721	8,629	9,381
Discount	10,170	9,868	8,556
Total cigarettes	129,312	134,874	135,138
Cigars:
Black & Mild	1,177	1,219	1,226
Other	21	18	20
Total cigars	1,198	1,237	1,246
Total smokeable products	130,510	136,111	136,384
Cigarettes shipment volume includes Marlboro; Other premium brands, such as Virginia Slims, Parliament and Benson & Hedges; and Discount brands, which include L&M and Basic. Cigarettes volume includes units sold as well as promotional units, but excludes units sold in Puerto Rico and U.S. Territories, to Overseas Military and by Philip Morris Duty Free Inc., none of which, individually or in the aggregate, is material to the smokeable products segment.
The following table summarizes the smokeable products segment retail share performance.

	Retail Share
	For the Years Ended December 31,
	2013	2012	2011
Cigarettes:
Marlboro	43.7%	43.6%	43.0%
Other premium	3.1	3.2	3.4
Discount	3.8	3.5	2.9
Total cigarettes	50.6%	50.3%	49.3%
Cigars:
Black & Mild	29.2%	30.5%	30.5%
Other	0.2	0.3	0.2
Total cigars	29.4%	30.8%	30.7%
As previously discussed, effective in the first quarter of 2013, retail share results for cigarettes are based on data from IRI/MSAi, a tracking service that uses a sample of stores and certain wholesale shipments to project market share and depict share trends. Retail share results for cigars are based on data from IRI InfoScan, a tracking service that uses a sample of stores to project market share and depict share trends. Both services track sales in the Food, Drug and Mass Merchandisers (including Wal-Mart), Convenience, Military, Dollar Store and Club trade classes. For other trade classes selling cigarettes, retail share is based on shipments from wholesalers to retailers through STARS. These services are not designed to capture sales through other channels, including the internet, direct mail and some illicitly tax-advantaged outlets. Retail share results for cigars are based on data for machine-made large cigars. Middleton defines machine-made large cigars as cigars made by machine that weigh greater than three pounds per thousand, except cigars sold at retail in packages of 20 cigars. Because the cigars service represents retail share performance only in key trade channels, it should not be considered a precise measurement of actual retail share. It is IRI’s standard practice to periodically refresh its services, which could restate retail share results that were previously released in these services.
PM USA and Middleton executed the following pricing and promotional allowance actions during 2013, 2012 and 2011:
▪Effective December 1, 2013, PM USA reduced its wholesale promotional allowance on Marlboro and L&M by $0.07 per pack. In addition, PM USA increased the list price on all of its other cigarette brands by $0.07 per pack.
▪Effective June 10, 2013, PM USA reduced its wholesale promotional allowance on Marlboro and L&M by $0.06 per pack. In addition, PM USA increased the list price on all of its other cigarette brands by $0.06 per pack.
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
The following discussion compares operating results for the smokeable products segment for the year ended December 31, 2013 with the year ended December 31, 2012.
Net revenues, which include excise taxes billed to customers, decreased $348 million (1.6%), due primarily to lower shipment volume ($1,046 million), partially offset by higher pricing.
Operating companies income increased $824 million (13.2%), due primarily to higher pricing ($765 million), the NPM Adjustment Items ($664 million) and lower marketing, administration and research costs, partially offset by lower shipment volume ($512 million), and higher per unit settlement charges.
Marketing, administration and research costs for the smokeable products segment include PM USA’s cost of administering and litigating product liability claims. Litigation defense costs are influenced by a number of factors, including the number and types of cases filed, the number of cases tried annually, the results of trials and appeals, the development of the law controlling relevant legal issues, and litigation strategy and tactics. For further discussion on these matters, see Note 18 and Item 3. For the years ended December 31, 2013, 2012 and 2011, product liability defense costs for PM USA were $247 million, $228 million and $272 million, respectively. The factors that have influenced past product liability defense costs are expected to continue to influence future costs. PM USA does not expect future product liability defense costs to be significantly different from product liability defense costs incurred in 2013.
For 2013, total smokeable products reported shipment volume decreased 4.1% versus 2012. PM USA’s 2013 reported domestic cigarettes shipment volume decreased 4.1%, due primarily to the industry’s rate of decline, changes in trade inventories and other factors, partially offset by retail share gains. When adjusted for trade inventories and other factors, PM USA estimates that its 2013 domestic cigarettes shipment volume was down approximately 4%, which is consistent with the estimated category decline.
PM USA’s shipments of premium cigarettes accounted for 92.1% of its reported domestic cigarettes shipment volume for 2013, versus 92.7% for 2012.
Middleton’s reported cigars shipment volume for 2013 decreased 3.2% due primarily to changes in wholesale inventories and retail share losses.
Marlboro’s retail share for 2013 increased 0.1 share point versus 2012 behind investments in the Marlboro architecture. PM USA expanded Marlboro Edge distribution nationally in the fourth quarter.
PM USA’s 2013 retail share increased 0.3 share points versus 2012, due to retail share gains by Marlboro, as well as L&M in Discount, partially offset by share losses on other portfolio brands. In 2013, L&M continued to gain retail share as the total discount segment was flat to declining versus 2012.
In the machine-made large cigars category, Black & Mild’s retail share for 2013 decreased 1.3 share points, driven by heightened competitive activity from low-priced cigar brands.
The following discussion compares operating results for the smokeable products segment for the year ended December 31, 2012 with the year ended December 31, 2011.
Net revenues, which include excise taxes billed to customers, increased $246 million (1.1%) due primarily to higher pricing ($404 million), which includes higher promotional investments behind Marlboro’s new brand architecture, partially offset by mix due to L&M’s volume growth in Discount and lower shipment volume.

Operating companies income increased $502 million (8.8%), due primarily to higher pricing ($405 million), which includes higher promotional investments, marketing, administration and research savings reflecting cost reduction initiatives ($162 million), lower restructuring charges ($155 million) and lower charges related to tobacco and health judgments ($94 million), partially offset by mix and lower shipment volume ($127 million), higher per unit settlement charges ($123 million) and higher manufacturing costs.
For 2012, total smokeable products reported shipment volume decreased 0.2% versus 2011. PM USA’s reported domestic cigarettes shipment volume declined 0.2% for 2012, due primarily to the industry’s rate of decline, partially offset by volume growth as a result of retail share gains and one extra shipping day. After adjusting for an extra shipping day and changes in trade inventories, PM USA’s 2012 domestic cigarettes shipment volume was estimated to be essentially unchanged. After adjusting for an extra shipping day and changes in trade inventories, PM USA estimates total cigarette category volume for 2012 to be down approximately 3%.
PM USA’s shipments of premium cigarettes accounted for 92.7% of its reported domestic cigarettes shipment volume for 2012, down from 93.7% for 2011.
Middleton’s reported cigars shipment volume for 2012 decreased 0.7% due primarily to changes in trade inventories, partially offset by volume growth as a result of retail share gains.
Marlboro’s 2012 retail share performance continued to benefit from the brand-building initiatives supporting Marlboro’s new architecture. Marlboro’s retail share for 2012 increased 0.6 share points versus 2011 to 43.6%.
PM USA’s 2012 retail share increased 1.0 share point versus 2011, reflecting retail share gains by Marlboro and by L&M in Discount. These gains were partially offset by share losses on other portfolio brands.
In the machine-made large cigars category, Black & Mild’s retail share for 2012 remained unchanged at 30.5%.
Smokeless Products Segment
The smokeless products segment’s operating companies income grew during 2013 driven primarily by higher shipment volume and higher pricing. USSTC grew Copenhagen and Skoal’s combined retail share and expanded operating companies income margin versus 2012.
The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume For the Years Ended December 31,
(cans and packs in millions)	2013	2012	2011
Copenhagen	426.1	392.5	354.2
Skoal	283.8	288.4	286.8
Copenhagen and Skoal	709.9	680.9	641.0
Other	77.6	82.4	93.6
Total smokeless products	787.5	763.3	734.6

Smokeless products shipment volume includes cans and packs sold, as well as promotional units, but excludes international volume, which is not material to the smokeless products segment. Other includes certain USSTC and PM USA smokeless products. New types of smokeless products, as well as new packaging configurations of existing smokeless products, may or may not be equivalent to existing MST products on a can-for-can basis. To calculate volumes of cans and packs shipped, USSTC and PM USA have assumed that one pack of snus, irrespective of the number of pouches in the pack, is equivalent to one can of MST.
The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share For the Years Ended December 31,
	2013	2012	2011
Copenhagen	29.3%	27.9%	25.9%
Skoal	21.4	22.5	23.0
Copenhagen and Skoal	50.7	50.4	48.9
Other	4.3	4.8	5.9
Total smokeless products	55.0%	55.2%	54.8%
As previously discussed, effective in the first quarter of 2013, retail share results for smokeless products are based on data from IRI InfoScan, a tracking service that uses a sample of stores to project market share and depict share trends.  The service tracks sales in the Food, Drug and Mass Merchandisers (including Wal-Mart), Convenience, Military, Dollar Store and Club trade classes on the number of cans and packs sold.  Smokeless products is defined by IRI as moist smokeless and spit-free tobacco products.  Other includes certain USSTC and PM USA smokeless products. New types of smokeless products, as well as new packaging configurations of existing smokeless products, may or may not be equivalent to existing MST products on a can-for-can basis. USSTC and PM USA have assumed that one pack of snus, irrespective of the number of pouches in the pack, is equivalent to one can of MST. All other products are considered to be equivalent on a can-for-can basis. Because this service represents retail share performance only in key trade channels, it should not be considered a precise measurement of actual retail share.  It is IRI’s standard practice to periodically refresh its InfoScan services, which could restate retail share results that were previously released in this service.
USSTC and PM USA executed the following pricing actions during 2013, 2012 and 2011:
▪Effective December 8, 2013, USSTC increased the list price on all of its brands by $0.06 per can.
▪Effective December 1, 2013, PM USA increased the list price on Marlboro Snus tins and flip-top box (“FTB”) by $0.06 per tin or FTB.
▪Effective May 13, 2013, PM USA increased the list price on Marlboro Snus tins and FTB by $0.05 per tin or FTB.

▪Effective May 12, 2013, USSTC increased the list price on all of its brands by $0.05 per can.
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
The following discussion compares operating results for the smokeless products segment for the year ended December 31, 2013 with the year ended December 31, 2012.
Net revenues, which include excise taxes billed to customers, increased $87 million (5.1%), due primarily to higher shipment volume and higher pricing, which includes higher promotional investments, partially offset by mix due to growth in popular priced products.
Operating companies income increased $92 million (9.9%), due primarily to higher shipment volume ($39 million), higher pricing ($34 million), which includes higher promotional investments, lower restructuring charges ($25 million) and effective cost management, partially offset by mix.
Calendar differences affected reported domestic smokeless products shipment volume due to one less shipping day in 2013, representing approximately one full week of volume. USSTC and PM USA’s 2013 combined reported domestic smokeless products shipment volume increased 3.2% versus 2012 due to volume growth for Copenhagen, partially offset by volume declines in Skoal and Other portfolio brands. Copenhagen and Skoal’s combined reported shipment volume increased 4.3% versus 2012.
After adjusting for calendar differences, trade inventory changes and other factors, USSTC and PM USA estimate that their combined domestic smokeless products shipment volume grew 5% for 2013, while smokeless products category volume grew approximately 5.5%.
Copenhagen and Skoal’s combined retail share increased 0.3 share points to 50.7% for 2013. Copenhagen’s retail share grew 1.4 share points, as the brand continued to benefit from products introduced over the past several years. Skoal’s 2013 retail share declined 1.1 share points, due primarily to competitive activity and Copenhagen’s performance.
USSTC and PM USA’s combined retail share decreased 0.2 share points versus 2012 as retail share losses for Skoal and Other portfolio brands were mostly offset by retail share gains for Copenhagen.

The following discussion compares operating results for the smokeless products segment for the year ended December 31, 2012 with the year ended December 31, 2011.
Net revenues, which include excise taxes billed to customers, increased $64 million (3.9%) due primarily to higher pricing ($58 million) and higher shipment volume, partially offset by mix due to growth in products introduced in recent years at a lower, popular price.
Operating companies income increased $72 million (8.4%) versus the prior-year period due primarily to higher pricing ($46 million), which includes higher promotional investments, higher shipment volume, lower manufacturing costs ($22 million), lower restructuring charges and marketing, administration and research savings reflecting cost reduction initiatives, partially offset by growth in products introduced in recent years at a lower, popular price.
For 2012, USSTC and PM USA’s combined reported domestic smokeless products shipment volume grew 3.9% as volume growth on Copenhagen and Skoal was partially offset by volume declines on Other portfolio brands.
Copenhagen’s 2012 reported shipment volume grew 10.8% as the brand continued to benefit from products introduced in recent years, including the May 2012 expansion of Copenhagen Southern Blend into select geographies. Skoal’s 2012 reported shipment volume increased 0.6%. Skoal’s volume comparison was negatively impacted by the de-listing of seven Skoal stock-keeping units (“SKUs”) in the second quarter of 2011, partially offset by the growth of Skoal X-TRA.
After adjusting for changes in trade inventories and other factors, USSTC and PM USA estimate that their combined 2012 domestic smokeless products shipment volume grew approximately 5% versus 2011. USSTC and PM USA believe that the smokeless category’s 2012 volume grew at an estimated rate of approximately 5% versus 2011.
Copenhagen and Skoal’s combined retail share for 2012 increased 1.5 share points. Copenhagen’s 2012 retail share grew 2.0 share points as the brand continued to benefit from products introduced over the past several years. Skoal’s 2012 retail share declined 0.5 share points due primarily to the de-listing of seven SKUs in the second quarter of 2011, competitive activity and Copenhagen’s performance, partially offset by share gains on its Skoal X-TRA products.
USSTC and PM USA’s combined 2012 retail share increased 0.4 share points as gains by Copenhagen were partially offset by retail share losses for Skoal and Other portfolio brands.

Wine Segment
Business Environment
Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle, Columbia Crest and 14 Hands, and owns wineries in or distributes wines from several other wine regions and foreign countries. As discussed in Note 18, Ste. Michelle holds an 85% ownership interest in Michelle-Antinori, LLC, which owns Stag’s Leap Wine Cellars in Napa Valley. Ste. Michelle also owns Conn Creek in Napa Valley and

Erath in Oregon. In addition, Ste. Michelle imports and markets Antinori and Villa Maria Estate wines and Champagne Nicolas Feuillatte in the United States. Key elements of Ste. Michelle’s strategy are expanded domestic distribution of its wines, especially in certain account categories such as restaurants, wholesale clubs, supermarkets, wine shops and mass merchandisers, and a focus on improving product mix to higher-priced, premium products.
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
Operating Results
Ste. Michelle delivered higher operating companies income in 2013 through higher pricing and its focus on increasing distribution of premium brands.
The following table summarizes operating results for the wine segment:

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Net revenues	$609	$561	$516
Operating companies income	$118	$104	$91
The following table summarizes wine segment case shipment volume performance:

	Shipment Volume For the Years Ended December 31,
(cases in thousands)	2013	2012	2011
Chateau Ste. Michelle	2,753	2,780	2,522
Columbia Crest	1,785	1,716	2,055
14 Hands	1,374	1,024	774
Other	2,060	2,069	1,970
Total wine	7,972	7,589	7,321
The following discussion compares operating results for the wine segment for the year ended December 31, 2013 with the year ended December 31, 2012.
Net revenues, which include excise taxes billed to customers, increased $48 million (8.6%), due to higher shipment volume, improved premium mix and higher pricing.
Operating companies income increased $14 million (13.5%), due to higher shipment volume, higher pricing and improved premium mix, partially offset by higher selling,

general and administrative costs and higher manufacturing costs.
For 2013, Ste. Michelle’s wine shipment volume increased 5.0% due primarily to increased distribution of 14 Hands.
The following discussion compares operating results for the wine segment for the year ended December 31, 2012 with the year ended December 31, 2011.
Net revenues, which include excise taxes billed to customers, increased $45 million (8.7%), due primarily to higher shipment volume, higher pricing and improved premium mix.
Operating companies income increased $13 million (14.3%), due primarily to higher pricing, improved premium mix, higher shipment volume and UST acquisition-related costs incurred in 2011, partially offset by costs related to Ste. Michelle’s sales force expansion and higher costs for select vintages incurred in 2012.
Ste. Michelle’s 2012 wine shipment volume increased 3.7% due primarily to the national expansion of select wines into off-premise channels.

Financial Review
Net Cash Provided by Operating Activities
During 2013, net cash provided by operating activities was $4.4 billion compared with $3.9 billion during 2012. This increase was due primarily to the following:

▪	lower settlement payments, which include the $483 million credit that PM USA received against its April 2013 MSA payment as a result of the NPM Adjustment Settlement;

▪	lower income tax payments, which include the Closing Agreement with the IRS that resulted in a payment for federal income tax and estimated interest of $456 million in 2012; and

▪	a lower voluntary contribution to Altria Group, Inc.’s pension plans in 2013 ($350 million in 2013 versus $500 million in 2012);
partially offset by:

▪	timing of spending related to inventory purchases and other working capital requirements.

During 2012, net cash provided by operating activities was $3.9 billion compared with $3.6 billion during 2011. This increase was due primarily to higher earnings in 2012 and higher income tax payments in 2011 associated with PMCC leveraged lease transactions, partially offset by the Closing Agreement with the IRS that resulted in a payment for federal income tax and estimated interest of $456 million in 2012, and a higher voluntary contribution to Altria Group, Inc.’s pension plans during 2012 ($500 million in 2012 versus $200 million in 2011).

Altria Group, Inc. had a working capital deficit at December 31, 2013 and 2012. Altria Group, Inc.’s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.
Net Cash Provided by Investing Activities
During 2013, net cash provided by investing activities was $602 million compared with $920 million during 2012. This decrease was due primarily to lower proceeds from asset sales in the financial services business in 2013.
During 2012, net cash provided by investing activities was $920 million compared with $387 million during 2011. This increase was due primarily to higher proceeds from asset sales in the financial services business in 2012.
Capital expenditures for 2013 increased 5.6% to $131 million. Capital expenditures for 2014 are expected to be in the range of $150 million to $200 million, and are expected to be funded from operating cash flows.
Net Cash Used in Financing Activities
During 2013, net cash used in financing activities was $4.7 billion compared with $5.2 billion during 2012. This decrease was due primarily to the following:
▪debt issuances of $1.0 billion in May 2013; and
▪lower share repurchases during 2013;
partially offset by:

▪	higher repayments of debt at scheduled maturities in 2013; and
▪higher dividends paid during 2013.
During 2012, net cash used in financing activities was $5.2 billion compared with $3.0 billion during 2011. This increase was due primarily to the following:

▪	debt issuances of $1.5 billion during 2011;

▪	$600 million repayment of UST senior unsecured notes at scheduled maturity during 2012; and

▪	higher dividends paid during 2012;
partially offset by:
▪lower share repurchases during 2012.

Debt and Liquidity
Credit Ratings - Altria Group, Inc.’s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings.  Under the terms of certain of Altria Group, Inc.’s existing debt instruments, a change in a credit rating could result in an increase or a decrease of the cost of borrowings. For instance, as discussed in Note 9, the interest rate payable on certain of Altria Group, Inc.’s outstanding notes is subject to adjustment from time to time if the rating assigned to the notes of such series by Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“Standard & Poor’s”) is downgraded (or subsequently upgraded) as and to the extent set forth in the notes. The impact of credit ratings on the cost of borrowings under Altria Group, Inc.’s credit agreements is discussed below.
At December 31, 2013, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s	P-2	Baa1	Stable
Standard & Poor’s	A-2	BBB	Stable
Fitch	F2	BBB+	Stable
Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At December 31, 2013, 2012 and 2011, Altria Group, Inc. had no short-term borrowings.
Altria Group, Inc.’s average daily short-term borrowings, peak short-term borrowings outstanding and weighted-average interest rate on short-term borrowings were as follows:

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Average daily short-term borrowings	$37	$8	$68
Peak short-term borrowings outstanding	$650	$190	$865
Weighted-average interest rate on short-term borrowings	0.34%	0.42%	0.40%
Short-term borrowings were repaid with cash provided by operating activities. Peak borrowings were due primarily to payments related to State Settlement Agreements as further discussed in Tobacco Space - Business Environment, Off Balance Sheet Arrangements and Aggregate Contractual Obligations - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation, and Note 18.
During the third quarter of 2013, Altria Group, Inc. amended and restated its $3.0 billion senior unsecured 5-year revolving credit agreement to extend the expiration date to August 19, 2018, with an option, subject to certain conditions, for Altria Group, Inc. to extend the expiration date for two additional one-year periods (as amended and restated, the “Credit Agreement”). All other terms of the Credit Agreement remain substantially the same.
The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Standard & Poor’s and Moody’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at December 31, 2013 for borrowings under the Credit Agreement was 1.25%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At December 31, 2013, the credit line available to Altria Group, Inc. under the Credit Agreement was $3.0 billion.
The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At December 31, 2013, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.7 to 1.0 and 8.4 to 1.0, respectively.
Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.
Any commercial paper issued by Altria Group, Inc. and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 19. Condensed Consolidating Financial Information to the consolidated financial statements in Item 8 (“Note 19”).
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
Debt - At December 31, 2013 and 2012, Altria Group, Inc.’s total debt was $14.5 billion and $13.9 billion, respectively.
As discussed in Note 9, on October 31, 2013, Altria Group, Inc. issued $1.4 billion aggregate principal amount of 4.0% senior unsecured long-term notes due 2024 and $1.8 billion aggregate principal amount of 5.375% senior unsecured long-term notes due 2044. Interest on these notes is payable semi-annually. The net proceeds from the issuance of these senior unsecured notes were added to Altria Group, Inc.’s general funds and were used to repurchase certain of its senior unsecured notes in connection with the 2013 debt tender offer and for other general corporate purposes.
In addition, on May 2, 2013, Altria Group, Inc. issued $350 million aggregate principal amount of 2.95% senior unsecured long-term notes due 2023 and $650 million aggregate principal amount of 4.50% senior unsecured long-term notes due 2043. Interest on these notes is payable semi-annually. The net proceeds from the issuance of these senior unsecured notes were added to Altria Group, Inc.’s general funds and were used for general corporate purposes.
The obligations of Altria Group, Inc. under the notes are guaranteed by PM USA. For further discussion, see Note 19.
During the fourth quarter of 2013, senior unsecured notes issued by Altria Group, Inc. in the aggregate principal amount of $1,459 million matured and were repaid in full.
All of Altria Group, Inc.’s debt was fixed-rate debt at December 31, 2013 and 2012. The weighted-average coupon interest rate on total debt was approximately 5.9% and 7.2% at December 31, 2013 and 2012, respectively. For further details on long-term debt, see Note 9.
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
Guarantees and Other Similar Matters - As discussed in Note 18, Altria Group, Inc. had guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at December 31, 2013. From time to time, subsidiaries of Altria Group, Inc. also issue lines of credit to affiliated entities. In addition, as discussed in Note 19, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under its Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.
Aggregate Contractual Obligations - The following table summarizes Altria Group, Inc.’s contractual obligations at December 31, 2013:

	Payments Due
(in millions)	Total	2014	2015 - 2016	2017 - 2018	2019 and Thereafter
Long-term debt (1)	$14,567	$525	$1,000	$1,956	$11,086
Interest on borrowings (2)	11,824	808	1,609	1,560	7,847
Operating leases (3)	282	54	84	54	90
Purchase obligations: (4)
Inventory and production costs	3,122	976	1,030	722	394
Other	734	565	137	32	—
	3,856	1,541	1,167	754	394
Other long-term liabilities (5)	2,339	162	350	351	1,476
	$32,868	$3,090	$4,210	$4,675	$20,893
(1) Amounts represent the expected cash payments of Altria Group, Inc.’s long-term debt.
(2) Amounts represent the expected cash payments of Altria Group, Inc.’s interest expense on its long-term debt. Interest on Altria Group, Inc.’s debt, which was all fixed-rate debt at December 31, 2013, is presented using the stated coupon interest rate. Amounts exclude the amortization of debt discounts and premiums, the amortization of loan fees and fees for lines of credit that would be included in interest and other debt expense, net on the consolidated statements of earnings.
(3) Amounts represent the minimum rental commitments under non-cancelable operating leases.
(4) Purchase obligations for inventory and production costs (such as raw materials, indirect materials and supplies, packaging, storage and distribution) are commitments for projected needs to be used in the normal course of business. Other purchase obligations include commitments for marketing, capital expenditures, information technology and professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice (usually 30 days). Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(5) Other long-term liabilities consist of accrued postretirement health care costs and certain accrued pension costs. The amounts included in the table above for accrued pension costs consist of the actuarially determined anticipated minimum funding requirements for each year from 2014 through 2018. Contributions beyond 2018 cannot be reasonably estimated and, therefore, are not included in the table above. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued postemployment costs, income taxes and tax contingencies, and other accruals. Altria Group, Inc. is unable to estimate the timing of payments for these items.

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
Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation - As discussed previously and in Note 18 and Item 3, PM USA has entered into State Settlement Agreements with the states and territories of the United States. PM USA also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA’s obligations under this trust expired on December 15, 2010 (these obligations had been offset by the obligations imposed on PM USA by FETRA, which expires after the third quarter of 2014). USSTC and Middleton are also subject to obligations imposed by FETRA. In addition, in June 2009, PM USA and a subsidiary of USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. The State Settlement Agreements, FETRA and the FDA user fees call for payments that are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.’s subsidiaries recorded approximately $4.4 billion, $5.1 billion and $5.0 billion of charges to cost of sales for the years ended December 31, 2013, 2012 and 2011, respectively. The 2013 amount included reductions to cost of sales of $664 million related to the NPM Adjustment Items discussed below and under Health Care Cost Recovery Litigation - Possible Adjustments in MSA Payments for 2003 - 2012 in Note 18.
Effective December 17, 2012, PM USA and the other tobacco product manufacturers that are original signatories (the “OPMs”) to the MSA, as well as certain other participating manufacturers, entered into a term sheet with 17 states, the District of Columbia and Puerto Rico for settlement of the 2003 - 2012 NPM Adjustments with those states and territories. In March 2013, the arbitration panel in the NPM Adjustment arbitration issued a stipulated partial settlement and award (the “Stipulated Award”) permitting the term sheet to proceed. An additional MSA state joined the term sheet in April 2013 (prior to the date of PM USA’s April 2013 MSA payment). Based on the identity of the signatory states that had joined the term sheet prior to the date of the April 2013 MSA payment, the reduction in PM USA’s MSA payment obligation was approximately $483 million, all of which PM USA received as a credit against its April 2013 MSA payment. Two additional MSA states joined the term sheet in May 2013 (after the date of PM USA’s April 2013 MSA payment), and as a result, PM USA expects to receive an additional credit of $36 million against its April 2014 MSA payment. All states and territories that have joined the term sheet are referred to collectively as the “signatory states.” The term sheet also provides that the NPM Adjustment provision will be revised and streamlined as to the signatory states for years after 2012. In connection with the settlement, the formula for allocating among the OPMs the revised NPM Adjustments applicable in the future to the signatory states will be modified in a manner favorable to PM USA, although the extent to which it is favorable to PM USA will depend upon certain future events, including the future relative market shares of the OPMs.
In September 2013, the arbitration panel presiding over the 2003 NPM Adjustment dispute ruled that six of 15 states whose 2003 diligent enforcement claims were contested by the participating manufacturers and that had not joined the term sheet, did not diligently enforce laws during 2003 that require escrow payments from the cigarette manufacturers that have not signed the MSA. As a result of this ruling, PM USA is entitled to an NPM Adjustment for 2003, likely in the form of a credit against its April 2014 MSA payment, in the amount of $145 million, plus applicable interest on that amount.
As a result of these NPM Adjustment Items, PM USA recorded a reduction to cost of sales of $664 million in 2013.
    As discussed under Health Care Cost Recovery Litigation - Possible Adjustments in MSA Payments for 2003 - 2012 in Note 18, a number of non-signatory states have taken action in state court to vacate or modify the Stipulated Award or the diligent enforcement rulings of the arbitration panel. No assurance can be given that this litigation will be resolved in a manner favorable to PM USA.
Based on current agreements, 2013 market share and historical annual industry volume decline rates, the estimated amounts that Altria Group, Inc.’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements, FETRA and FDA user fees approximate $5 billion in 2014 and approximately $4.6 billion each year thereafter. These amounts reflect the expiration of obligations imposed by FETRA after the third quarter of 2014, which will result in a decrease of approximately $100 million in 2014 and approximately $400 million starting in 2015. These amounts exclude the potential impact of the revised and streamlined NPM Adjustment provision applicable to signatory states for years after 2012 discussed above and also exclude the adjustments described below.
The estimated amounts due under the State Settlement Agreements and FETRA charged to cost of sales in each year would generally be paid in the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. As previously stated, the payments due under the terms of the State Settlement Agreements, FETRA and FDA user fees are subject to adjustment for several factors, including volume, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The future payment amounts above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results.
Litigation Escrow Deposits - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of December 31, 2013, PM USA had posted various forms of security totaling approximately $27 million, the majority of which have been collateralized with cash deposits. These cash deposits are included in other assets on the consolidated balance sheet.
Although litigation is subject to uncertainty and an adverse outcome or settlement of litigation could have a material adverse effect on the financial position, cash flows or results of operations of PM USA, UST or Altria Group, Inc. in a particular fiscal quarter or fiscal year as more fully disclosed in Note 18, Item 3 and Item 1A, management expects cash flow from operations, together with Altria Group, Inc.’s access to capital markets, to provide sufficient liquidity to meet ongoing business needs.
Equity and Dividends
As discussed in Note 11. Stock Plans to the consolidated financial statements in Item 8, during 2013 Altria Group, Inc. granted an aggregate of 1.4 million shares of restricted and deferred stock to eligible employees.
At December 31, 2013, the number of shares to be issued upon vesting of deferred stock was not significant. In addition, there were no stock options outstanding at December 31, 2013.
Dividends paid in 2013 and 2012 were approximately $3.6 billion and $3.4 billion, respectively, an increase of 6.2%, primarily reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase programs discussed below.
During the third quarter of 2013, the Board of Directors approved a 9.1% increase in the quarterly dividend rate to $0.48 per common share versus the previous rate of $0.44 per common share. Altria Group, Inc. expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $1.92 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of the Board of Directors.
During 2013, 2012 and 2011 the Board of Directors authorized Altria Group, Inc. to repurchase shares of its outstanding common stock under various share repurchase programs.
Altria Group, Inc.’s total share repurchase activity was as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(in millions, except per share data)
Total number of shares repurchased	16.7	34.9	49.3
Aggregate cost of shares repurchased	$600	$1,116	$1,327
Average price per share of shares repurchased	$36.05	$32.00	$26.91

At December 31, 2013, Altria Group, Inc. had approximately $457 million remaining in the April 2013 share repurchase program, which it expects to complete by the end of the third quarter of 2014. The timing of share repurchases under the April 2013 share repurchase program depends upon marketplace conditions and other factors and remains subject to the discretion of the Board of Directors.
For further discussion of Altria Group, Inc.’s share repurchase programs, see Note 1. Background and Basis of Presentation in the consolidated financial statements in Item 8.
Contingencies
See Note 18 and Item 3 for a discussion of contingencies.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
At December 31, 2013 and 2012, the fair value of Altria Group, Inc.’s total debt was $16.1 billion and $17.6 billion, respectively. The fair value of Altria Group, Inc.’s debt is subject to fluctuations resulting from changes in market interest rates. A 1% increase in market interest rates at December 31, 2013 and 2012 would decrease the fair value of Altria Group, Inc.’s total debt by approximately $1.2 billion. A 1% decrease in market interest rates at December 31, 2013 and 2012 would increase the fair value of Altria Group, Inc.’s total debt by approximately $1.4 billion.
Interest rates on borrowings under the Credit Agreement are expected to be based on LIBOR plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Standard & Poor’s and Moody’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at December 31, 2013 for borrowings under the Credit Agreement was 1.25%. At December 31, 2013, Altria Group, Inc. had no borrowings under the Credit Agreement.

Item 8. Financial Statements and Supplementary Data.
Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions of dollars)
________________________

at December 31,	2013	2012
Assets
Cash and cash equivalents	$3,175	$2,900
Receivables	115	193
Inventories:
Leaf tobacco	933	876
Other raw materials	180	173
Work in process	394	349
Finished product	372	348
	1,879	1,746
Deferred income taxes	1,100	1,216
Other current assets	321	260
Total current assets	6,590	6,315

Property, plant and equipment, at cost:
Land and land improvements	291	292
Buildings and building equipment	1,308	1,276
Machinery and equipment	3,111	3,068
Construction in progress	107	114
	4,817	4,750
Less accumulated depreciation	2,789	2,648
	2,028	2,102

Goodwill	5,174	5,174
Other intangible assets, net	12,058	12,078
Investment in SABMiller	6,455	6,637
Finance assets, net	1,997	2,581
Other assets	557	442
Total Assets	$34,859	$35,329

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
____________________________________________

at December 31,	2013	2012
Liabilities
Current portion of long-term debt	$525	$1,459
Accounts payable	409	451
Accrued liabilities:
Marketing	512	568
Employment costs	255	184
Settlement charges	3,391	3,616
Other	1,007	1,093
Dividends payable	959	888
Total current liabilities	7,058	8,259

Long-term debt	13,992	12,419
Deferred income taxes	6,854	6,652
Accrued pension costs	212	1,735
Accrued postretirement health care costs	2,155	2,504
Other liabilities	435	556
Total liabilities	30,706	32,125
Contingencies (Note 18)
Redeemable noncontrolling interest	35	34
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,714	5,688
Earnings reinvested in the business	25,168	24,316
Accumulated other comprehensive losses	(1,378)	(2,040)
Cost of repurchased stock (812,482,035 shares in 2013 and 796,221,021 shares in 2012)	(26,320)	(25,731)
Total stockholders’ equity attributable to Altria Group, Inc.	4,119	3,168
Noncontrolling interests	(1)	2
Total stockholders’ equity	4,118	3,170
Total Liabilities and Stockholders’ Equity	$34,859	$35,329

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Earnings
(in millions of dollars, except per share data)
____________________________________

for the years ended December 31,	2013	2012	2011
Net revenues	$24,466	$24,618	$23,800
Cost of sales	7,206	7,937	7,680
Excise taxes on products	6,803	7,118	7,181
Gross profit	10,457	9,563	8,939
Marketing, administration and research costs	2,320	2,281	2,643
Changes to Mondelēz and PMI tax-related receivables/payables	22	(52)	(14)
Asset impairment and exit costs	11	61	222
Amortization of intangibles	20	20	20
Operating income	8,084	7,253	6,068
Interest and other debt expense, net	1,049	1,126	1,216
Loss on early extinguishment of debt	1,084	874	—
Earnings from equity investment in SABMiller	(991)	(1,224)	(730)
Earnings before income taxes	6,942	6,477	5,582
Provision for income taxes	2,407	2,294	2,189
Net earnings	4,535	4,183	3,393
Net earnings attributable to noncontrolling interests	—	(3)	(3)
Net earnings attributable to Altria Group, Inc.	$4,535	$4,180	$3,390
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$2.26	$2.06	$1.64

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
_______________________

for the years ended December 31,	2013	2012	2011
Net earnings	$4,535	$4,183	$3,393
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments	(2)	—	(2)
Benefit plans	1,141	(352)	(251)
SABMiller	(477)	199	(150)
Other comprehensive earnings (losses), net of deferred income taxes	662	(153)	(403)

Comprehensive earnings	5,197	4,030	2,990
Comprehensive earnings attributable to noncontrolling interests	—	(3)	(3)
Comprehensive earnings attributable to Altria Group, Inc.	$5,197	$4,027	$2,987

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions of dollars)
__________________

for the years ended December 31,	2013	2012	2011
Cash Provided by (Used in) Operating Activities
Net earnings	$4,535	$4,183	$3,393
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	212	225	253
Deferred income tax benefit	(86)	(929)	(443)
Earnings from equity investment in SABMiller	(991)	(1,224)	(730)
Dividends from SABMiller	439	402	357
PMCC leveraged lease charges	—	7	490
Asset impairment and exit costs, net of cash paid	(35)	(73)	178
IRS payment related to the Closing Agreement	—	(456)	—
Loss on early extinguishment of debt	1,084	874	—
Cash effects of changes:
Receivables, net	78	202	(19)
Inventories	(133)	33	24
Accounts payable	(76)	(13)	(92)
Income taxes	(95)	883	147
Accrued liabilities and other current assets	(107)	(14)	21
Accrued settlement charges	(225)	103	(22)
Pension plan contributions	(393)	(557)	(240)
Pension provisions and postretirement, net	177	192	243
Other	(9)	47	21
Net cash provided by operating activities	4,375	3,885	3,581

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
__________________

for the years ended December 31,	2013	2012	2011
Cash Provided by (Used in) Investing Activities
Capital expenditures	$(131)	$(124)	$(105)
Proceeds from finance assets	716	1,049	490
Other	17	(5)	2
Net cash provided by investing activities	602	920	387
Cash Provided by (Used in) Financing Activities
Long-term debt issued	4,179	2,787	1,494
Long-term debt repaid	(3,559)	(2,600)	—
Repurchases of common stock	(634)	(1,082)	(1,327)
Dividends paid on common stock	(3,612)	(3,400)	(3,222)
Issuances of common stock	—	—	29
Financing fees and debt issuance costs	(39)	(22)	(24)
Tender premiums and fees related to early extinguishment of debt	(1,054)	(864)	—
Other	17	6	38
Net cash used in financing activities	(4,702)	(5,175)	(3,012)
Cash and cash equivalents:
Increase (decrease)	275	(370)	956
Balance at beginning of year	2,900	3,270	2,314
Balance at end of year	$3,175	$2,900	$3,270
Cash paid: Interest	$1,099	$1,219	$1,154
Income taxes	$2,448	$3,338	$2,865
 See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in millions of dollars, except per share data)
____________________________________

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2010	$935	$5,751	$23,459	$(1,484)	$(23,469)	$3	$5,195
Net earnings (a)	—	—	3,390	—	—	1	3,391
Other comprehensive losses, net of deferred income taxes	—	—	—	(403)	—	—	(403)
Stock award activity	—	(77)	—	—	171	—	94
Cash dividends declared ($1.58 per share)	—	—	(3,266)	—	—	—	(3,266)
Repurchases of common stock	—	—	—	—	(1,327)	—	(1,327)
Other	—	—	—	—	—	(1)	(1)
Balances, December 31, 2011	935	5,674	23,583	(1,887)	(24,625)	3	3,683
Net earnings (a)	—	—	4,180	—	—	—	4,180
Other comprehensive losses, net of deferred income taxes	—	—	—	(153)	—	—	(153)
Stock award activity	—	14	—	—	10	—	24
Cash dividends declared ($1.70 per share)	—	—	(3,447)	—	—	—	(3,447)
Repurchases of common stock	—	—	—	—	(1,116)	—	(1,116)
Other	—	—	—	—	—	(1)	(1)
Balances, December 31, 2012	935	5,688	24,316	(2,040)	(25,731)	2	3,170
Net earnings (losses) (a)	—	—	4,535	—	—	(3)	4,532
Other comprehensive earnings, net of deferred income taxes	—	—	—	662	—	—	662
Stock award activity	—	26	—	—	11	—	37
Cash dividends declared ($1.84 per share)	—	—	(3,683)	—	—	—	(3,683)
Repurchases of common stock	—	—	—	—	(600)	—	(600)
Balances, December 31, 2013	$935	$5,714	$25,168	$(1,378)	$(26,320)	$(1)	$4,118

(a) Net earnings/losses attributable to noncontrolling interests for the years ended December 31, 2013, 2012 and 2011 exclude net earnings of $3 million, $3 million and $2 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section in the consolidated balance sheets at December 31, 2013, 2012 and 2011, respectively. See Note 18.

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 1.     Background and Basis of Presentation
▪Background: At December 31, 2013, Altria Group, Inc.’s direct and indirect wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless tobacco products in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its direct and indirect wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Nu Mark LLC (“Nu Mark”), an indirect wholly-owned subsidiary of Altria Group, Inc., is engaged in the development and marketing of innovative tobacco products for adult tobacco consumers. Philip Morris Capital Corporation (“PMCC”), another wholly-owned subsidiary of Altria Group, Inc., maintains a portfolio of leveraged and direct finance leases. In addition, Altria Group, Inc. held approximately 26.8% of the economic and voting interest of SABMiller plc (“SABMiller”) at December 31, 2013, which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At December 31, 2013, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends.

▪
Dividends and Share Repurchases: During the third quarter of 2013, Altria Group, Inc.’s Board of Directors (the “Board of Directors”) approved a 9.1% increase in the quarterly dividend rate to $0.48 per common share versus the previous rate of $0.44 per common share. The current annualized dividend rate is $1.92 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of the Board of Directors.

In January 2011, the Board of Directors authorized a $1.0 billion one-year share repurchase program (the “January 2011 share repurchase program”). Altria Group, Inc. completed the January 2011 share repurchase program during the third quarter of 2011. Under the January 2011 share repurchase program, Altria Group, Inc. repurchased a total of 37.6 million shares of its common stock at an average price of $26.62 per share.
The Board of Directors authorized a $1.0 billion share repurchase program in October 2011 and expanded it to $1.5 billion in October 2012 (as expanded, the “October 2011 share repurchase program”). During the first quarter of 2013, Altria Group, Inc. completed the October 2011 share repurchase program. Under the October 2011 share repurchase program, Altria Group, Inc. repurchased a total of 48.3 million shares of its common stock at an average price of $31.06 per share.
The Board of Directors authorized a $300 million share repurchase program in April 2013 and expanded it to $1.0 billion in August 2013 (as expanded, the “April 2013 share repurchase program”). Altria Group, Inc. expects to complete the April 2013 share repurchase program by the end of the third quarter of 2014. During 2013, Altria Group, Inc. repurchased 15.0 million shares of its common stock (at an aggregate cost of approximately $543 million, and at an average price of $36.27 per share) under the April 2013 share repurchase program. At December 31, 2013, Altria Group, Inc. had approximately $457 million remaining in the April 2013 share repurchase program. The timing of share repurchases under the April 2013 share repurchase program depends upon marketplace conditions and other factors. The April 2013 share repurchase program remains subject to the discretion of the Board of Directors.
For the years ended December 31, 2013, 2012 and 2011, Altria Group, Inc.’s total share repurchase activity was as follows:

	2013	2012	2011
	(in millions, except per share data)
Total number of shares repurchased	16.7	34.9	49.3
Aggregate cost of shares repurchased	$600	$1,116	$1,327
Average price per share of shares repurchased	$36.05	$32.00	$26.91
▪Basis of Presentation: The consolidated financial statements include Altria Group, Inc., as well as its wholly-owned and majority-owned subsidiaries. Investments in which Altria Group, Inc. exercises significant influence are accounted for under the equity method of accounting. All intercompany transactions and balances have been eliminated.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. Significant estimates and assumptions include, among other things, pension and benefit plan assumptions, lives and valuation assumptions for goodwill and other intangible assets, marketing programs, income taxes, and the allowance for losses and estimated residual values of finance leases. Actual results could differ from those estimates.
Effective January 1, 2013, Altria Group, Inc.’s reportable segments are smokeable products, smokeless products and wine. The financial services and the alternative products businesses have been combined in an all other category due to

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

the continued reduction of the lease portfolio of PMCC and the relative financial contribution of Altria Group, Inc.’s alternative products businesses to Altria Group, Inc.’s consolidated results. In addition, due to the continued reduction of the lease portfolio of PMCC, Altria Group, Inc.’s balance sheet accounts are no longer segregated by consumer products and financial services, and all balance sheet accounts are classified as either current or non-current.
Certain prior years’ amounts have been reclassified to conform with the current year’s presentation due primarily to Altria Group, Inc.’s revised reportable segments.
Effective January 2013, Altria Group, Inc. adopted new authoritative guidance that requires an entity to provide additional information by component concerning the amounts reclassified out of accumulated other comprehensive earnings/losses. Altria Group, Inc. has included the additional disclosures in Note 13. Other Comprehensive Earnings/Losses.
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
Altria Group, Inc. conducts a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require Altria Group, Inc. to perform an interim review. If the carrying value of goodwill exceeds its fair value, which is determined using discounted cash flows, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and implied fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, which is determined using discounted cash flows, the intangible asset is considered impaired and is reduced to fair value. During 2013, 2012 and 2011, Altria Group, Inc. completed its quantitative annual impairment test of goodwill and indefinite-lived intangible assets, and no impairment charges resulted.
▪Employee Benefit Plans: Altria Group, Inc. provides a range of benefits to its employees and retired employees, including pensions, postretirement health care and postemployment benefits (primarily severance). Altria Group, Inc. records annual amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions, such as discount rates, assumed rates of return on plan assets, compensation increases, turnover rates and health care cost trend rates.
Altria Group, Inc. recognizes the funded status of its defined benefit pension and other postretirement plans on the consolidated balance sheet and records as a component of other comprehensive earnings (losses), net of deferred income taxes, the gains or losses and prior service costs or credits that have not been recognized as components of net periodic benefit cost.
▪Environmental Costs: Altria Group, Inc. is subject to laws and regulations relating to the protection of the environment. Altria Group, Inc. provides for expenses associated with environmental remediation obligations on an undiscounted basis when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change.
Compliance with environmental laws and regulations, including the payment of any remediation and compliance costs or damages and the making of related expenditures, has not had, and is not expected to have, a material adverse effect on Altria Group, Inc.’s consolidated results of operations, capital expenditures, financial position or cash flows (see Note 18. Contingencies - Environmental Regulation).
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The fair value of substantially all of Altria Group, Inc.’s pension assets is based on observable inputs, including readily available quoted market prices, which meet the definition of a Level 1 or Level 2 input. For the fair value disclosure of the pension plan assets, see Note 16. Benefit Plans.
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
Finance leases include unguaranteed residual values that represent PMCC’s estimates at lease inception as to the fair values of assets under lease at the end of the non-cancelable lease terms. The estimated residual values are reviewed annually by PMCC’s management. This review includes analysis of a number of factors, including activity in the relevant industry. If necessary, revisions are recorded to reduce the residual values. Such reviews resulted in a decrease of $8 million in 2012 to PMCC’s net revenues and results of operations. There were no adjustments in 2013 and 2011.
PMCC considers rents receivable past due when they are beyond the grace period of their contractual due date. PMCC stops recording income (“non-accrual status”) on rents receivable when contractual payments become 90 days past due or earlier if management believes there is significant uncertainty of collectability of rent payments, and resumes recording income when collectability of rent payments is reasonably certain. Payments received on rents receivable that are on non-accrual status are used to reduce the rents receivable balance. Write-offs to the allowance for losses are recorded when amounts are deemed to be uncollectible.
▪Guarantees: Altria Group, Inc. recognizes a liability for the fair value of the obligation of qualifying guarantee activities. See Note 18. Contingencies for a further discussion of guarantees.
▪Income Taxes: Significant judgment is required in determining income tax provisions and in evaluating tax positions.
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Altria Group, Inc. records a valuation allowance when it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.
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
▪Inventories: Inventories are stated at the lower of cost or market. The last-in, first-out (“LIFO”) method is used to determine the cost of substantially all tobacco inventories. The cost of the remaining inventories is determined using the first-in, first-out and average cost methods. It is a generally recognized industry practice to classify leaf tobacco and wine inventories as current assets although part of such inventory, because of the duration of the curing and aging process, ordinarily would not be used within one year.
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
▪Marketing Costs: Altria Group, Inc.’s businesses promote their products with consumer engagement programs, consumer incentives and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives, event marketing and volume-based incentives. Consumer engagement programs are expensed as incurred. Consumer incentive and trade promotion activities are recorded as a reduction of revenues, a portion of which is based on amounts estimated as being due to customers and consumers at the end of a period, based principally on historical utilization and redemption rates. For interim reporting purposes, consumer engagement programs and certain consumer incentive expenses are charged to operations as a percentage of sales, based on estimated sales and related expenses for the full year.
▪Revenue Recognition: Altria Group, Inc.’s businesses recognize revenues, net of sales incentives and sales returns, and including shipping and handling charges billed to customers, upon shipment or delivery of goods when title and risk of loss pass to customers. Payments received in advance of revenue recognition are deferred and recorded in other accrued liabilities until revenue is recognized. Altria Group, Inc.’s businesses also include excise taxes billed to customers in net revenues. Shipping and handling costs are classified as part of cost of sales.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 3. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Smokeable products	$77	$77	$2,954	$2,971
Smokeless products	5,023	5,023	8,836	8,839
Wine	74	74	268	268
Total	$5,174	$5,174	$12,058	$12,078
Goodwill relates to Altria Group, Inc.’s 2009 acquisition of UST and 2007 acquisition of Middleton.
Other intangible assets consisted of the following:

	December 31, 2013		December 31, 2012
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$11,701	$—	$11,701	$—
Definite-lived intangible assets	464	107	464	87
Total other intangible assets	$12,165	$107	$12,165	$87
Indefinite-lived intangible assets consist substantially of trademarks from Altria Group, Inc.’s 2009 acquisition of UST ($9.1 billion) and 2007 acquisition of Middleton ($2.6 billion). Definite-lived intangible assets, which consist primarily of customer relationships and certain cigarette trademarks, are amortized over periods up to 25 years. Pre-tax amortization expense for definite-lived intangible assets during each of the years ended December 31, 2013, 2012 and 2011, was $20 million. Annual amortization expense for each of the next five years is estimated to be approximately $20 million, assuming no additional transactions occur that require the amortization of intangible assets.
There have been no changes in goodwill and the gross carrying amount of other intangible assets since the acquisitions of UST and Middleton.

Note 4. Asset Impairment, Exit, Implementation and Integration Costs
Pre-tax asset impairment, exit, implementation and integration costs for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	For the Year Ended December 31, 2013
(in millions)	Asset Impairment and Exit Costs	Implementation Costs	Total
Smokeable products	$3	$1	$4
Smokeless products	3	—	3
All other	5	—	5
Total	$11	$1	$12

	For the Year Ended December 31, 2012
(in millions)	Asset Impairment and Exit Costs	Implementation (Gain) Costs	Total
Smokeable products	$38	$(10)	$28
Smokeless products	22	6	28
General corporate	1	(1)	—
Total	$61	$(5)	$56

	For the Year Ended December 31, 2011
(in millions)	Asset Impairment and Exit Costs	Implementation Costs	Integration Costs	Total
Smokeable products	$182	$1	$—	$183
Smokeless products	32	—	3	35
General corporate	8	—	—	8
Total	$222	$1	$3	$226
The pre-tax asset impairment, exit, implementation and integration costs for 2013, 2012 and 2011 shown above are primarily related to the cost reduction program discussed below.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

▪2011 Cost Reduction Program: In October 2011, Altria Group, Inc. announced a cost reduction program (the “2011 Cost Reduction Program”) for its tobacco and service company subsidiaries, reflecting Altria Group, Inc.’s objective to reduce cigarette-related infrastructure ahead of PM USA’s cigarettes volume declines. Since the inception of the 2011 Cost Reduction Program, Altria Group, Inc. incurred total net pre-tax charges of $275 million as of December 31, 2013 related to this program. The net pre-tax charges included employee separation costs, primarily severance, of $212 million and other net charges of $63 million. These other net charges included lease termination and asset impairments, partially offset by a curtailment gain related to amendments made to an Altria Group, Inc. postretirement benefit plan. Total pre-tax charges, net, incurred related to the 2011 Cost Reduction Program are complete. Substantially all of these charges have resulted or will result in cash expenditures.
Cash payments related to the 2011 Cost Reduction Program of $41 million, $135 million and $9 million were made during the years ended December 31, 2013, 2012 and 2011, respectively, for total cash payments of $185 million since inception.
The severance liability related to the 2011 Cost Reduction program was $37 million at December 31, 2012, substantially all of which was paid as of December 31, 2013.
Note 5. Inventories
The cost of approximately 68% of inventories at December 31, 2013 and 2012, was determined using the LIFO method. The stated LIFO amounts of inventories were approximately $0.7 billion and $0.6 billion lower than the current cost of inventories at December 31, 2013 and 2012, respectively.
Note 6. Investment in SABMiller
At December 31, 2013, Altria Group, Inc. held approximately 26.8% of the economic and voting interest of SABMiller. Altria Group, Inc. accounts for its investment in SABMiller under the equity method of accounting.
Pre-tax earnings from Altria Group, Inc.’s equity investment in SABMiller consisted of the following:

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Equity earnings	$906	$1,181	$703
Gains resulting from issuances of common stock by SABMiller	85	43	27
	$991	$1,224	$730
Altria Group, Inc.’s equity earnings for the year ended December 31, 2012 included its share of pre-tax non-cash gains of $342 million resulting from SABMiller’s strategic alliance transactions with Anadolu Efes and Castel.

Summary financial data of SABMiller is as follows:

	At December 31,
(in millions)	2013	2012
Current assets	$5,833	$5,742
Long-term assets	$48,460	$51,733
Current liabilities	$8,177	$8,944
Long-term liabilities	$20,315	$22,000
Noncontrolling interests	$1,202	$1,105

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Net revenues	$22,684	$23,449	$20,780
Operating profit	$4,201	$5,243	$3,603
Net earnings	$3,375	$4,362	$2,596
The fair value of Altria Group, Inc.’s equity investment in SABMiller is based on unadjusted quoted prices in active markets and is classified in Level 1 of the fair value hierarchy. The fair value of Altria Group, Inc.’s equity investment in SABMiller at December 31, 2013 and 2012, was $22.1 billion and $19.8 billion, respectively, as compared with its carrying value of $6.5 billion and $6.6 billion, respectively.
At December 31, 2013, Altria Group, Inc.’s earnings reinvested in the business on its consolidated balance sheet included approximately $2.7 billion of undistributed earnings from its equity investment in SABMiller.
Note 7. Finance Assets, net
In 2003, PMCC ceased making new investments and began focusing exclusively on managing its portfolio of finance assets in order to maximize its operating results and cash flows from its existing lease portfolio activities and asset sales. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold.
     At December 31, 2013, finance assets, net, of $1,997 million were comprised of investments in finance leases of $2,049 million, reduced by the allowance for losses of $52 million. At December 31, 2012, finance assets, net, of $2,581 million were comprised of investments in finance leases of $2,680 million, reduced by the allowance for losses of $99 million.
During the second quarter of 2012, Altria Group, Inc. entered into a closing agreement (the “Closing Agreement”) with the Internal Revenue Service (the “IRS”) that conclusively resolved the federal income tax treatment for all prior and future tax years of certain leveraged lease transactions entered into by PMCC. As a result of the Closing Agreement, Altria Group, Inc. recorded a one-time net earnings benefit of $68 million during the second quarter of 2012 due primarily to lower than estimated interest on tax underpayments. During the second quarter of 2011, Altria Group, Inc. recorded a charge of $627 million related to the federal income tax treatment of these transactions (the “2011 PMCC Leveraged Lease Charge”). Approximately 50% of the charge ($315 million) represented a reduction in cumulative lease earnings recorded as of the date of the

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

charge that will be recaptured over the remainder of the terms of the affected leases. The remaining portion of the charge
($312 million) primarily represented a permanent charge for interest on tax underpayments.

For the years ended December 31, 2012 and 2011, the benefit/charge associated with PMCC’s leveraged lease transactions was recorded in Altria Group, Inc.’s consolidated statements of earnings as follows:

(in millions)	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
	Net Revenues	Benefit for Income Taxes	Total	Net Revenues	(Benefit) Provision for Income Taxes	Total
Reduction to cumulative lease earnings	$7	$(2)	$5	$490	$(175)	$315
Interest on tax underpayments	—	(73)	(73)	—	312	312
Total	$7	$(75)	$(68)	$490	$137	$627
See Note 14. Income Taxes for a further discussion of the Closing Agreement.
A summary of the net investments in finance leases at December 31, 2013 and 2012 before allowance for losses was as follows:

	Leveraged Leases		Direct Finance Leases		Total
(in millions)	2013	2012	2013	2012	2013	2012
Rents receivable, net	$1,423	$2,378	$72	$116	$1,495	$2,494
Unguaranteed residual values	1,040	1,068	87	87	1,127	1,155
Unearned income	(572)	(968)	(1)	(1)	(573)	(969)
Investments in finance leases	1,891	2,478	158	202	2,049	2,680
Deferred income taxes	(1,376)	(1,654)	(64)	(89)	(1,440)	(1,743)
Net investments in finance leases	$515	$824	$94	$113	$609	$937
For leveraged leases, rents receivable, net, represent unpaid rents, net of principal and interest payments on third-party nonrecourse debt. PMCC’s rights to rents receivable are subordinate to the third-party nonrecourse debtholders and the leased equipment is pledged as collateral to the debtholders. The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt of $2.8 billion and $3.9 billion at December 31, 2013 and 2012, respectively, has been offset against the related rents receivable. There were no leases with contingent rentals in 2013 and 2012.
At December 31, 2013, PMCC’s investments in finance leases were principally comprised of the following investment categories: aircraft (39%), rail and surface transport (23%), electric power (19%), real estate (15%) and manufacturing (4%). There were no investments located outside the United States at December 31, 2013 and 2012.

Rents receivable in excess of debt service requirements on third-party nonrecourse debt related to leveraged leases and rents receivable from direct finance leases at December 31, 2013 were as follows:

(in millions)	Leveraged Leases	Direct Finance Leases	Total
2014	$92	$45	$137
2015	229	—	229
2016	53	—	53
2017	81	—	81
2018	170	—	170
Thereafter	798	27	825
Total	$1,423	$72	$1,495

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Included in net revenues for the years ended December 31, 2013, 2012 and 2011 were leveraged lease revenues of $209 million, $149 million and $(314) million, which includes a reduction to cumulative lease earnings of $490 million as a result of the 2011 PMCC Leveraged Lease Charge, respectively, and direct finance lease revenues of $1 million for each of the years ended December 31, 2013, 2012 and 2011. Income tax expense (benefit), excluding interest on tax underpayments, on leveraged lease revenues for the years ended December 31, 2013, 2012 and 2011 was $80 million, $54 million and $(112) million, respectively.
Income from investment tax credits on leveraged leases, and initial direct and executory costs on direct finance leases, were not significant during 2013, 2012 and 2011.
PMCC maintains an allowance for losses that provides for estimated losses on its investments in finance leases. PMCC’s portfolio consists of leveraged and direct finance leases to a diverse base of lessees participating in a wide variety of industries. Losses on such leases are recorded when probable and estimable. PMCC regularly performs a systematic assessment of each individual lease in its portfolio to determine potential credit or collection issues that might indicate impairment. Impairment takes into consideration both the probability of default and the likelihood of recovery if default were to occur. PMCC considers both quantitative and qualitative factors of each investment when performing its assessment of the allowance for losses.
Quantitative factors that indicate potential default are tied most directly to public debt ratings. PMCC monitors all publicly available information on its obligors, including financial statements and credit rating agency reports. Qualitative factors that indicate the likelihood of recovery if default were to occur include, but are not limited to, underlying collateral value, other forms of credit support, and legal/structural considerations impacting each lease. Using all available information, PMCC calculates potential losses for each lease in its portfolio based on its default and recovery assumption for each lease. The aggregate of these potential losses forms a range of potential losses which is used as a guideline to determine the adequacy of PMCC’s allowance for losses.
PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. PMCC believes that, as of December 31, 2013, the allowance for losses of $52 million was adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may increase or decrease its allowance for losses if such conditions change in the future.

The activity in the allowance for losses on finance assets for the years ended December 31, 2013, 2012 and 2011 was as follows:

(in millions)	2013	2012	2011
Balance at beginning of year	$99	$227	$202
(Decrease) increase to allowance	(47)	(10)	25
Amounts written-off	—	(118)	—
Balance at end of year	$52	$99	$227
During 2013 and 2012, PMCC determined that its allowance for losses exceeded the amount required based on management’s assessment of the credit quality and size of PMCC’s leasing portfolio. As a result, for the years ended December 31, 2013 and 2012, PMCC reduced its allowance for losses by $47 million and $10 million, respectively. These decreases to the allowance for losses were recorded as a reduction to marketing, administration and research costs on Altria Group, Inc.’s consolidated statements of earnings.
The net increase to PMCC’s allowance for losses of $25 million in 2011 was comprised of a $60 million increase to the allowance for losses during the fourth quarter of 2011 related to American Airlines, Inc.’s (“American”) bankruptcy filing in November 2011. This increase to the allowance for losses was partially offset by a $35 million reduction to the allowance for losses recorded during the third quarter of 2011, when PMCC determined that its allowance for losses exceeded the amount required based on management’s assessment of the credit quality of PMCC’s leasing portfolio at that time, including reductions in exposure to below investment grade lessees. The net increase to the allowance for losses was recorded as an increase to marketing, administration and research costs on Altria Group, Inc.’s consolidated statement of earnings.
In addition, as a result of developments related to the American bankruptcy, PMCC wrote off $118 million of the related investment in finance lease balance against its allowance for losses during 2012. Also during 2012, PMCC recorded $34 million of pre-tax income primarily related to recoveries from the sale of bankruptcy claims on, as well as the sale of aircraft under, its leases to American. During the first quarter of 2013, PMCC sold its remaining interest in the American aircraft leases.
All PMCC lessees were current on their lease payment obligations as of December 31, 2013.
The credit quality of PMCC’s investments in finance leases as assigned by Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”) at December 31, 2013 and 2012 was as follows:

(in millions)	2013	2012
Credit Rating by Standard & Poor’s/Moody’s:
“AAA/Aaa” to “A-/A3”	$464	$961
“BBB+/Baa1” to “BBB-/Baa3”	927	938
“BB+/Ba1” and Lower	658	781
Total	$2,049	$2,680

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 8. Short-Term Borrowings and Borrowing Arrangements
At December 31, 2013 and December 31, 2012, Altria Group, Inc. had no short-term borrowings. The credit line available to Altria Group, Inc. at December 31, 2013 under the Credit Agreement (as defined below) was $3.0 billion.
During the third quarter of 2013, Altria Group, Inc. amended and restated its $3.0 billion senior unsecured 5-year revolving credit agreement to extend the expiration date to August 19, 2018, with an option, subject to certain conditions, for Altria Group, Inc. to extend the expiration date for two additional one-year periods (as amended and restated, the “Credit Agreement”). All other terms of the Credit Agreement remain substantially the same.
The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Standard & Poor’s and Moody’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at December 31, 2013 for borrowings under the Credit Agreement was 1.25%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral.
The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At December 31, 2013, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.7 to 1.0 and 8.4 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments.
Any commercial paper issued by Altria Group, Inc. and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 19. Condensed Consolidating Financial Information.

Note 9. Long-Term Debt
At December 31, 2013 and 2012, Altria Group, Inc.’s long-term debt consisted of the following:

(in millions)	2013	2012
Notes, 2.85% to 10.20%, interest payable semi-annually, due through 2044 (a)	$14,475	$13,836
Debenture, 7.75%, interest payable semi-annually, due 2027	42	42
	14,517	13,878
Less current portion of long-term debt	525	1,459
	$13,992	$12,419
(a) Weighted-average coupon interest rate of 5.9% and 7.2% at December 31, 2013 and 2012, respectively.
Aggregate maturities of long-term debt are as follows:

(in millions)	Altria Group, Inc.	UST	Total Long-Term Debt
2014	$525	$—	$525
2015	1,000	—	1,000
2018	1,656	300	1,956
2019	1,144	—	1,144
2021	1,500	—	1,500
Thereafter	8,442	—	8,442
Altria Group, Inc.’s estimate of the fair value of its debt is based on observable market information derived from a third party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.’s total long-term debt at December 31, 2013 and 2012, was $16.1 billion and $17.6 billion, respectively, as compared with its carrying value of $14.5 billion and $13.9 billion, respectively.
▪Altria Group, Inc. Senior Notes: On October 31, 2013, Altria Group, Inc. issued $1.4 billion aggregate principal amount of 4.0% senior unsecured long-term notes due 2024 and $1.8 billion aggregate principal amount of 5.375% senior unsecured long-term notes due 2044. Interest on these notes is payable semi-annually. The net proceeds from the issuance of these senior unsecured notes were added to Altria Group, Inc.’s general funds and were used to repurchase certain of its senior unsecured notes in connection with the 2013 debt tender offer described below and for other general corporate purposes.
On May 2, 2013, Altria Group, Inc. issued $350 million aggregate principal amount of 2.95% senior unsecured long-term notes due 2023 and $650 million aggregate principal amount of 4.50% senior unsecured long-term notes due 2043. Interest on

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

these notes is payable semi-annually. The net proceeds from the issuance of these senior unsecured notes were added to Altria Group, Inc.’s general funds and were used for general corporate purposes.
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
With respect to $4,725 million aggregate principal amount of Altria Group, Inc.’s senior unsecured long-term notes issued in 2009 and 2008, the interest rate payable on each series of notes is subject to adjustment from time to time if the rating assigned to the notes of such series by Moody’s or Standard & Poor’s is downgraded (or subsequently upgraded) as and to the extent set forth in the terms of the notes.
During the fourth quarter of 2013, senior unsecured notes issued by Altria Group, Inc. in the aggregate principal amount of $1,459 million matured and were repaid in full.
The obligations of Altria Group, Inc. under the notes are guaranteed by PM USA as further discussed in Note 19. Condensed Consolidating Financial Information.

▪	Debt Tender Offers for Altria Group, Inc. Senior Notes:
During the fourth quarter of 2013 and the third quarter of 2012, Altria Group, Inc. completed debt tender offers to purchase for cash aggregate principal amounts of $2.1 billion and $2.0 billion, respectively, of certain of its senior unsecured notes. Details of these debt tender offers and the associated pre-tax losses on early extinguishment of debt recorded by Altria Group, Inc. were as follows:

(in millions)	2013	2012

Notes Purchased
9.95% Notes due 2038	$818	$—
10.20% Notes due 2039	782	—
9.70% Notes due 2018	293	1,151
9.25% Notes due 2019	207	849
Total	$2,100	$2,000

Pre-tax Loss On Early Extinguishment of Debt
Debt tender premiums and fees	$1,054	$864
Write-off of unamortized debt discounts and debt issuance costs	30	10
Total	$1,084	$874

Note 10. Capital Stock
At December 31, 2013, Altria Group, Inc.’s shares of authorized common stock were 12 billion; issued, repurchased and outstanding shares of common stock were as follows:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, December 31, 2010	2,805,961,317	(717,221,651)	2,088,739,666
Stock award activity	—	5,004,502	5,004,502
Repurchases of common stock	—	(49,324,883)	(49,324,883)
Balances, December 31, 2011	2,805,961,317	(761,542,032)	2,044,419,285
Stock award activity	—	181,011	181,011
Repurchases of common stock	—	(34,860,000)	(34,860,000)
Balances, December 31, 2012	2,805,961,317	(796,221,021)	2,009,740,296
Stock award activity	—	391,899	391,899
Repurchases of common stock	—	(16,652,913)	(16,652,913)
Balances, December 31, 2013	2,805,961,317	(812,482,035)	1,993,479,282
At December 31, 2013, 45,843,751 shares of common stock were reserved for stock-based awards under Altria Group, Inc.’s stock plans, and 10 million shares of serial preferred stock, $1.00 par value, were authorized. No shares of serial preferred stock have been issued.
Note 11. Stock Plans
Under the Altria Group, Inc. 2010 Performance Incentive Plan (the “2010 Plan”), Altria Group, Inc. may grant to eligible employees stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Up to 50 million shares of common stock may be issued under the 2010 Plan. In addition, Altria Group, Inc. may grant up to one million shares of common stock to members of the Board of Directors who are not employees of Altria Group, Inc. under the Stock Compensation Plan for Non-Employee Directors (the “Directors Plan”). Shares available to be granted under the 2010 Plan and the Directors Plan at December 31, 2013, were 45,254,733 and 534,576, respectively.
▪Restricted and Deferred Stock: Altria Group, Inc. may grant shares of restricted stock and deferred stock to eligible employees. During the vesting period, these shares include nonforfeitable rights to dividends or dividend equivalents and may not be sold, assigned, pledged or otherwise encumbered. Such shares are subject to forfeiture if certain employment

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

conditions are not met. Shares of restricted stock and deferred stock generally vest three years after the grant date.
The fair value of the shares of restricted stock and deferred stock at the date of grant is amortized to expense ratably over the restriction period, which is generally three years. Altria Group, Inc. recorded pre-tax compensation expense related to restricted stock and deferred stock granted to employees for the years ended December 31, 2013, 2012 and 2011 of $49 million, $46 million and $47 million, respectively. The deferred tax benefit recorded related to this compensation expense was $19 million, $18 million and $18 million for the years ended December 31, 2013, 2012 and 2011, respectively. The unamortized compensation expense related to Altria Group, Inc. restricted stock and deferred stock was $58 million at December 31, 2013 and is expected to be recognized over a weighted-average period of approximately two years.
Altria Group, Inc.’s restricted stock and deferred stock activity was as follows for the year ended December 31, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2012	6,581,983	$23.55
Granted	1,443,460	33.76
Vested	(2,573,491)	20.35
Forfeited	(119,090)	27.61
Balance at December 31, 2013	5,332,862	27.77
     The weighted-average grant date fair value of Altria Group, Inc. restricted stock and deferred stock granted during the years ended December 31, 2013, 2012 and 2011 was $49 million, $53 million and $54 million, respectively, or $33.76, $28.77 and

$24.34 per restricted or deferred share, respectively. The total fair value of Altria Group, Inc. restricted stock and deferred stock vested during the years ended December 31, 2013, 2012 and 2011 was $89 million, $81 million and $56 million, respectively.
▪Stock Options: Altria Group, Inc. has not granted stock options since 2002, and there have been no stock options outstanding since February 29, 2012. The total intrinsic value of options exercised during the year ended December 31, 2012 was insignificant. The total intrinsic value of options exercised during the year ended December 31, 2011 was $37 million.
Note 12. Earnings per Share
Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Net earnings attributable to Altria Group, Inc.	$4,535	$4,180	$3,390
Less: Distributed and undistributed earnings attributable to unvested restricted and deferred shares	(12)	(13)	(13)
Earnings for basic and diluted EPS	$4,523	$4,167	$3,377
Weighted-average shares for basic and diluted EPS	1,999	2,024	2,064
Since February 29, 2012, there have been no stock options outstanding. For the 2012 and 2011 computations, there were no antidilutive stock options.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 13. Other Comprehensive Earnings/Losses
The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

(in millions)	Currency Translation Adjustments	Benefit Plans	SABMiller	Accumulated Other Comprehensive Losses
Balances, December 31, 2010	$4	$(1,811)	$323	$(1,484)
Other comprehensive losses before reclassifications	(2)	(634)	(249)	(885)
Deferred income taxes	—	249	87	336
Other comprehensive losses before reclassifications, net of deferred income taxes	(2)	(385)	(162)	(549)

Amounts reclassified to net earnings	—	219	18	237
Deferred income taxes	—	(85)	(6)	(91)
Amounts reclassified to net earnings, net of deferred income taxes	—	134	12	146

Other comprehensive losses, net of deferred income taxes	(2)	(251)	(150)	(403)
Balances, December 31, 2011	2	(2,062)	173	(1,887)
Other comprehensive (losses) earnings before reclassifications	—	(815)	303	(512)
Deferred income taxes	—	315	(106)	209
Other comprehensive (losses) earnings before reclassifications, net of deferred income taxes	—	(500)	197	(303)

Amounts reclassified to net earnings	—	241	3	244
Deferred income taxes	—	(93)	(1)	(94)
Amounts reclassified to net earnings, net of deferred income taxes	—	148	2	150
Other comprehensive (losses) earnings, net of deferred income taxes	—	(352)	199	(153)

Balances, December 31, 2012	2	(2,414)	372	(2,040)
Other comprehensive (losses) earnings before reclassifications	(2)	1,559	(740)	817
Deferred income taxes	—	(609)	259	(350)
Other comprehensive (losses) earnings before reclassifications, net of deferred income taxes	(2)	950	(481)	467

Amounts reclassified to net earnings	—	311	6	317
Deferred income taxes	—	(120)	(2)	(122)
Amounts reclassified to net earnings, net of deferred income taxes	—	191	4	195

Other comprehensive (losses) earnings, net of deferred income taxes	(2)	1,141	(477)	662
Balances, December 31, 2013	$—	$(1,273)	$(105)	$(1,378)

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Benefit Plans: (a)
Net loss	$346	$302	$226
Prior service cost/credit	(35)	(61)	(7)
	311	241	219
SABMiller (b)	6	3	18
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$317	$244	$237

(a) Amounts are included in net defined benefit plan costs. For further details, see Note 16. Benefit Plans.

(b) Amounts are included in earnings from equity investment in SABMiller. For further information on Altria Group, Inc.’s equity investment in SABMiller, see Note 6. Investment in SABMiller.

Note 14. Income Taxes
Earnings before income taxes and provision for income taxes consisted of the following for the years ended December 31, 2013, 2012 and 2011:

(in millions)	2013	2012	2011
Earnings before income taxes:
United States	$6,929	$6,461	$5,568
Outside United States	13	16	14
Total	$6,942	$6,477	$5,582
Provision for income taxes:
Current:
Federal	$2,066	$2,870	$2,353
State and local	423	348	275
Outside United States	4	5	4
	2,493	3,223	2,632
Deferred:
Federal	(77)	(920)	(458)
State and local	(9)	(9)	15
	(86)	(929)	(443)
Total provision for income taxes	$2,407	$2,294	$2,189
Altria Group, Inc.’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2007 and forward, with years 2007 to 2009 currently under examination by the IRS as part of a routine audit conducted in the ordinary course of business. State jurisdictions have statutes of limitations generally ranging from three to four years. Certain of Altria Group, Inc.’s state tax returns are currently under examination by various states as part of routine audits conducted in the ordinary course of business.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 was as follows:

(in millions)	2013	2012	2011
Balance at beginning of year	$262	$381	$399
Additions based on tax positions related to the current year	15	15	22
Additions for tax positions of prior years	35	170	71
Reductions for tax positions due to lapse of statutes of limitations	(1)	(16)	(39)
Reductions for tax positions of prior years	—	(102)	(67)
Settlements	(84)	(186)	(5)
Balance at end of year	$227	$262	$381
     Unrecognized tax benefits and Altria Group, Inc.’s consolidated liability for tax contingencies at December 31, 2013 and 2012, were as follows:

(in millions)	2013	2012
Unrecognized tax benefits — Altria Group, Inc.	$188	$156
Unrecognized tax benefits — Mondelēz	9	9
Unrecognized tax benefits — PMI	30	97
Unrecognized tax benefits	227	262
Accrued interest and penalties	48	66
Tax credits and other indirect benefits	(14)	(20)
Liability for tax contingencies	$261	$308

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2013 was $212 million, along with $15 million affecting deferred taxes. However, the impact on net earnings at December 31, 2013 would be $173 million, as a result of net receivables from Altria Group, Inc.’s former subsidiaries Kraft Foods Inc. (now known as Mondelēz International, Inc. (“Mondelēz”)) and Philip Morris International Inc. (“PMI”) of $9 million and $30 million, respectively, discussed below. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2012 was $242 million, along with $20 million affecting deferred taxes. However, the impact on net earnings at December 31, 2012 would be $136 million, as a result of receivables from Mondelēz and PMI of $9 million and $97 million, respectively, discussed below.
Under tax sharing agreements entered into in connection with the 2007 and 2008 spin-offs between Altria Group, Inc. and its former subsidiaries Mondelēz and PMI, respectively, Mondelēz and PMI are responsible for their respective pre-spin-off tax obligations. Altria Group, Inc., however, remains severally liable for Mondelēz’s and PMI’s pre-spin-off federal tax obligations pursuant to regulations governing federal consolidated income tax returns, and continues to include the pre-spin-off federal income tax reserves of Mondelēz and PMI of $9 million and $30 million, respectively, in its liability for uncertain tax positions. Altria Group, Inc. also includes corresponding receivables/payables from/to Mondelēz and PMI in its other assets and other liabilities on Altria Group, Inc.’s consolidated balance sheet at December 31, 2013.
During 2013, Altria Group, Inc. recorded a net tax benefit of $22 million for Mondelēz tax matters, primarily relating to the IRS audit of Altria Group, Inc. and its consolidated subsidiaries’ 2007-2009 tax years.
During 2012, Altria Group, Inc. recorded an additional income tax provision of $52 million for Mondelēz and PMI tax matters, primarily as a result of the closure in August 2012 of the IRS audit of Altria Group, Inc. and its consolidated subsidiaries’ 2004-2006 tax years (“IRS 2004-2006 Audit”).
During 2011, the IRS, Mondelēz and Altria Group, Inc. executed a closing agreement that resolved certain Mondelēz tax matters arising out of the IRS’s examination of Altria Group, Inc.’s consolidated federal income tax returns for the years ended 2004-2006. As a result of this closing agreement and the resolution of various other Mondelēz tax matters, during 2011, Altria Group, Inc. recorded an additional income tax provision and associated interest of $14 million.
The net tax benefit of $22 million for the year ended December 31, 2013 was offset by the recording of a corresponding net payable to Mondelēz, which was recorded as a decrease to operating income on Altria Group, Inc.’s consolidated statement of earnings for the year ended December 31, 2013. The additional income tax provisions of $52 million and $14 million for the years ended December 31, 2012 and 2011, respectively, were offset by increases to the corresponding receivables from Mondelēz and PMI, which were recorded as increases to operating income on Altria Group, Inc.’s consolidated statements of earnings for the years ended December 31, 2012 and 2011, respectively. Due to these offsets, the Mondelēz and PMI tax matters had no impact on Altria Group, Inc.’s net earnings for the years ended December 31, 2013, 2012 and 2011.
Altria Group, Inc. recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision. At December 31, 2013, Altria Group, Inc. had $48 million of accrued interest and penalties, of which approximately $2 million and $6 million related to Mondelēz and PMI, respectively, for which Mondelēz and PMI are responsible under their respective tax sharing agreements. At December 31, 2012, Altria Group, Inc. had $66 million of accrued interest and penalties, of which approximately $2 million and $18 million related to Mondelēz and PMI, respectively. The corresponding receivables/payables from/to Mondelēz and PMI are included in assets and liabilities on Altria Group, Inc.’s consolidated balance sheets at December 31, 2013 and 2012.
For the years ended December 31, 2013, 2012 and 2011, Altria Group, Inc. recognized in its consolidated statements of earnings $5 million, $(88) million and $496 million, respectively, of gross interest expense (income) associated with uncertain tax positions, which in 2011 primarily relates to the 2011 PMCC Leveraged Lease Charge.
Altria Group, Inc. is subject to income taxation in many jurisdictions. Uncertain tax positions reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within the control of Altria Group, Inc. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $120 million, a portion of which would relate to the unrecognized tax benefits of Mondelēz and PMI, for which Altria Group, Inc. is indemnified by Mondelēz and PMI under their respective tax sharing agreements.
The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal tax benefit	3.8	3.5	3.8
Uncertain tax positions	0.7	(0.7)	5.5
SABMiller dividend benefit	(2.0)	(0.1)	(2.0)
Domestic manufacturing deduction	(2.7)	(2.0)	(2.4)
Other	(0.1)	(0.3)	(0.7)
Effective tax rate	34.7%	35.4%	39.2%
The tax provision in 2013 included net tax benefits of (i) $39 million from the reversal of tax accruals no longer required that

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

was recorded during the third quarter of 2013 ($25 million) and fourth quarter of 2013 ($14 million); (ii) $25 million related to the recognition of previously unrecognized foreign tax credits primarily associated with SABMiller dividends that were recorded during the fourth quarter of 2013; and (iii) $22 million for Mondelēz tax matters discussed above. The tax provision in 2013 also included a reduction in certain consolidated tax benefits resulting from the 2013 debt tender offer that is discussed further in Note 9. Long-Term Debt.
The tax provision in 2012 included (i) a $73 million interest benefit resulting primarily from lower than estimated interest on tax underpayments related to the Closing Agreement; (ii) the reversal of tax reserves and associated interest of $53 million due primarily to the closure of the IRS 2004-2006 Audit that was recorded during the third quarter of 2012; and (iii) an additional tax provision of $52 million related to the resolution of various Mondelēz and PMI tax matters. These amounts are primarily reflected in uncertain tax positions shown in the table above. The 2012 SABMiller dividend benefit and domestic manufacturing deduction shown in the table above includes a reduction in consolidated tax benefits resulting from the 2012 debt tender offer that is discussed further in Note 9. Long-Term Debt.
In addition, as a result of the Closing Agreement, Altria Group, Inc. paid, in June 2012, $456 million in federal income taxes and related estimated interest on tax underpayments. The tax component of these payments represents an acceleration of federal income taxes that Altria Group, Inc. would have otherwise paid over the lease terms of the subject lease transactions. Altria Group, Inc. previously paid a total of approximately $1.1 billion ($945 million in 2010) in federal income taxes and interest with respect to these transactions. Altria Group, Inc. treated the $1.1 billion paid to the IRS as deposits for financial reporting purposes pending the ultimate outcomes of the litigation and did not include such amounts in the supplemental disclosure of cash paid for income taxes on the consolidated statements of cash flows in the years paid. During the years ended December 31, 2012 and 2011, Altria Group, Inc. relinquished its right to seek refunds of the deposits and included approximately $750 million and $362 million, respectively, in the supplemental disclosure of cash paid for income taxes on the consolidated statements of cash flows.
The tax provision in 2011 included a $312 million charge that primarily represents a permanent charge for interest, net of income tax benefit, on tax underpayments, associated with the 2011 PMCC Leveraged Lease Charge. The tax provision in 2011 also included tax benefits of $77 million primarily attributable to the reversal of tax reserves and associated interest related to the expiration of statutes of limitations, closure of tax audits and the reversal of tax accruals no longer required. These amounts are primarily reflected in uncertain tax positions shown in the table above.
For further discussion of the Closing Agreement and the 2011 PMCC Leveraged Lease Charge, see Note 7. Finance Assets, net.

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 31, 2013 and 2012:

(in millions)	2013	2012
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$934	$1,109
Settlement charges	1,338	1,419
Accrued pension costs	33	549
Net operating losses and tax credit carryforwards	331	208
Total deferred income tax assets	2,636	3,285
Deferred income tax liabilities:
Property, plant and equipment	(462)	(475)
Intangible assets	(3,848)	(3,787)
Investment in SABMiller	(2,135)	(2,198)
Finance assets, net	(1,424)	(1,706)
Other	(190)	(167)
Total deferred income tax liabilities	(8,059)	(8,333)
Valuation allowances	(195)	(184)
Net deferred income tax liabilities	$(5,618)	$(5,232)
At December 31, 2013, Altria Group, Inc. had estimated gross state tax net operating losses of $553 million that, if unused, will expire in 2014 through 2033, state tax credit carryforwards of $68 million that, if unused, will expire in 2014 through 2017, and foreign tax credit carryforwards of $261 million that, if unused, will expire in 2020 through 2023. Realization of these benefits is dependent upon various factors such as generating sufficient taxable income in the applicable states and receiving sufficient amounts of lower-taxed foreign dividends from SABMiller. A valuation allowance of $195 million has been established for these benefits that more-likely-than-not will not be realized.
Note 15. Segment Reporting
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
As discussed in Note 1. Background and Basis of Presentation, beginning with the first quarter of 2013, Altria Group, Inc. revised its reportable segments. Prior years’ segment data have been recast to conform with the current year’s segment presentation.
Altria Group, Inc.’s chief operating decision maker reviews operating companies income to evaluate the performance of and allocate resources to the segments. Operating companies income

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

for the segments excludes general corporate expenses and amortization of intangibles. Interest and other debt expense, net and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by Altria Group, Inc.’s chief operating decision maker. Information about total assets by segment is not disclosed because such information is not reported to or used by Altria Group, Inc.’s chief operating decision maker. Segment goodwill and other intangible assets, net, are disclosed in Note 3. Goodwill and Other Intangible Assets, net. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies.
Segment data were as follows:

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Net revenues:
Smokeable products	$21,868	$22,216	$21,970
Smokeless products	1,778	1,691	1,627
Wine	609	561	516
All other	211	150	(313)
Net revenues	$24,466	$24,618	$23,800
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$7,063	$6,239	$5,737
Smokeless products	1,023	931	859
Wine	118	104	91
All other	157	176	(349)
Amortization of intangibles	(20)	(20)	(20)
General corporate expenses	(235)	(229)	(264)
Changes to Mondelēz and PMI tax-related receivables/payables	(22)	52	14
Operating income	8,084	7,253	6,068
Interest and other debt expense, net	(1,049)	(1,126)	(1,216)
Loss on early extinguishment of debt	(1,084)	(874)	—
Earnings from equity investment in SABMiller	991	1,224	730
Earnings before income taxes	$6,942	$6,477	$5,582
The smokeable products segment included net revenues of $21,308 million, $21,615 million and $21,403 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to cigarettes and net revenues of $560 million, $601 million and $567 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to cigars.
PM USA, USSTC and Middleton’s largest customer, McLane Company, Inc., accounted for approximately 27% of Altria Group, Inc.’s consolidated net revenues for each of the years ended December 31, 2013, 2012 and 2011. These net revenues were reported in the smokeable products and smokeless products segments. Sales to three distributors accounted for approximately 66% of net revenues for the wine segment for each of the years ended December 31, 2013, 2012 and 2011.
Details of Altria Group, Inc.’s depreciation expense and capital expenditures were as follows:

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Depreciation expense:
Smokeable products	$113	$125	$145
Smokeless products	25	26	31
Wine	30	27	25
Corporate and other	24	27	32
Total depreciation expense	$192	$205	$233
Capital expenditures:
Smokeable products	$39	$48	$46
Smokeless products	32	36	24
Wine	42	30	25
Corporate and other	18	10	10
Total capital expenditures	$131	$124	$105
Items affecting the comparability of net revenues and/or operating companies income for the reportable segments were as follows:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: For the year ended December 31, 2013, PM USA recorded pre-tax income of $664 million, which increased operating companies income in the smokeable products segment. This recording of pre-tax income resulted from the following:

▪
a reduction to cost of sales of $519 million for the settlement of disputes with certain states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement (the “MSA”) for the years 2003 - 2012; and

▪	a reduction to cost of sales of $145 million for the September 11, 2013 diligent enforcement rulings of the arbitration panel presiding over the NPM adjustment dispute for 2003.
For further discussion of these items (which are referred to collectively as the “NPM Adjustment Items”), see Possible Adjustments in MSA Payments for 2003 - 2012, in Note 18. Contingencies.
▪Tobacco and Health Judgments: See Note 18. Contingencies for pre-tax charges related to tobacco and health judgments recorded in operating companies income in the smokeable products segment.
▪Asset Impairment, Exit, Implementation and Integration Costs: See Note 4. Asset Impairment, Exit, Implementation and Integration Costs for a breakdown of these costs by segment.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
The plan assets and benefit obligations of Altria Group, Inc.’s pension plans and the benefit obligations of Altria Group, Inc.’s postretirement plans are measured at December 31 of each year.
Pension Plans
▪Obligations and Funded Status: The projected benefit obligations, plan assets and funded status of Altria Group, Inc.’s pension plans at December 31, 2013 and 2012, were as follows:

(in millions)	2013	2012
Projected benefit obligation at beginning of year	$7,924	$6,965
Service cost	86	79
Interest cost	314	344
Benefits paid	(410)	(420)
Actuarial (gains) losses	(784)	956
Other	7	—
Projected benefit obligation at end of year	7,137	7,924
Fair value of plan assets at beginning of year	6,167	5,275
Actual return on plan assets	927	755
Employer contributions	393	557
Benefits paid	(410)	(420)
Fair value of plan assets at end of year	7,077	6,167
Funded status at December 31	$(60)	$(1,757)
Amounts recognized in Altria Group, Inc.’s consolidated balance sheets at December 31, 2013 and 2012, were as follows:

(in millions)	2013	2012
Other assets	$173	$—
Other accrued liabilities	(21)	(22)
Accrued pension costs	(212)	(1,735)
	$(60)	$(1,757)
The accumulated benefit obligation, which represents benefits earned to date, for the pension plans was $6.8 billion and $7.5 billion at December 31, 2013 and 2012, respectively.

For plans with accumulated benefit obligations in excess of plan assets at December 31, 2013, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $299 million, $261 million and $66 million, respectively. These amounts were primarily related to plans for salaried employees that cannot be funded under IRS regulations. At December 31, 2012, the accumulated benefit obligations were in excess of plan assets for all pension plans.
The following assumptions were used to determine Altria Group, Inc.’s benefit obligations under the plans at December 31:

	2013	2012
Discount rate	4.9%	4.0%
Rate of compensation increase	4.0	4.0
The discount rates for Altria Group, Inc.’s plans were developed from a model portfolio of high-quality corporate bonds with durations that match the expected future cash flows of the benefit obligations.
▪Components of Net Periodic Benefit Cost: Net periodic pension cost consisted of the following for the years ended December 31, 2013, 2012 and 2011:

(in millions)	2013	2012	2011
Service cost	$86	$79	$74
Interest cost	314	344	351
Expected return on plan assets	(493)	(442)	(422)
Amortization:
Net loss	271	224	171
Prior service cost	10	10	14
Termination, settlement and curtailment	7	21	41
Net periodic pension cost	$195	$236	$229
Termination, settlement and curtailment shown in the table above primarily include charges related to the 2011 Cost Reduction Program. For more information on the 2011 Cost Reduction Program, see Note 4. Asset Impairment, Exit, Implementation and Integration Costs.
The amounts included in termination, settlement and curtailment in the table above were comprised of the following changes:

(in millions)	2013	2012	2011
Benefit obligation	$1	$—	$39
Other comprehensive earnings/losses:
Net loss	6	21	—
Prior service cost	—	—	2
	$7	$21	$41
For the pension plans, the estimated net loss and prior service cost that are expected to be amortized from accumulated other comprehensive losses into net periodic benefit cost during 2014 are $153 million and $10 million, respectively.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The following weighted-average assumptions were used to determine Altria Group, Inc.’s net pension cost for the years ended December 31:

	2013	2012	2011
Discount rate	4.0%	5.0%	5.5%
Expected rate of return on plan assets	8.0	8.0	8.0
Rate of compensation increase	4.0	4.0	4.0
Altria Group, Inc. sponsors deferred profit-sharing plans covering certain salaried, non-union and union employees. Contributions and costs are determined generally as a percentage of earnings, as defined by the plans. Amounts charged to expense for these defined contribution plans totaled $80 million, $81 million and $106 million in 2013, 2012 and 2011, respectively.
▪Plan Assets: Altria Group, Inc.’s pension plans investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Altria Group, Inc. believes that it implements the investment strategy in a prudent and risk-controlled manner, consistent with the fiduciary requirements of the Employee Retirement Income Security Act of 1974, by investing retirement plan assets in a well-diversified mix of equities, fixed income and other securities that reflects the impact of the demographic mix of plan participants on the benefit obligation using a target asset allocation between equity securities and fixed income investments of 55%/45%. The composition of Altria Group, Inc.’s plan assets at December 31, 2013 was broadly characterized as an allocation between equity securities (60%), corporate bonds (26%), U.S. Treasury and foreign government securities (7%) and all other types of investments (7%). Virtually all pension assets can be used to make monthly benefit payments.
Altria Group, Inc.’s pension plans investment objective is accomplished by investing in U.S. and international equity index strategies that are intended to mirror indices such as the Standard & Poor’s 500 Index, Russell Small Cap Completeness Index, Research Affiliates Fundamental Index (“RAFI”) Low Volatility U.S. Index, and Morgan Stanley Capital International (“MSCI”) Europe, Australasia, and the Far East (“EAFE”) Index. Altria Group, Inc.’s pension plans also invest in actively managed international equity securities of large, mid and small cap companies located in developed and emerging markets, as well as long duration fixed income securities that primarily include corporate bonds of companies from diversified industries. The allocation to below investment grade securities represented 18% of the fixed income holdings or 7% of total plan assets at December 31, 2013. The allocation to emerging markets represented 4% of the equity holdings or 3% of total plan assets at December 31, 2013. The allocation to real estate and private equity investments was immaterial at December 31, 2013.

Altria Group, Inc.’s pension plans risk management practices include ongoing monitoring of asset allocation, investment performance and investment managers’ compliance with their investment guidelines, periodic rebalancing between equity and debt asset classes and annual actuarial re-measurement of plan liabilities.
Altria Group, Inc.’s expected rate of return on pension plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. The forward-looking estimates are consistent with the overall long-term averages exhibited by returns on equity and fixed income securities.
The fair values of Altria Group, Inc.’s pension plan assets by asset category were as follows:
Investments at Fair Value as of December 31, 2013

(in millions)	Level 1	Level 2	Level 3	Total
Common/collective trusts:
U.S. large cap	$—	$1,971	$—	$1,971
U.S. small cap	—	546	—	546
International developed markets	—	159	—	159
U.S. and foreign government securities or their agencies:
U.S. government and agencies	—	226	—	226
U.S. municipal bonds	—	127	—	127
Foreign government and agencies	—	275	—	275
Corporate debt instruments:
Above investment grade	—	1,371	1	1,372
Below investment grade and no rating	—	380	—	380
Common stock:
International equities	1,050	—	1	1,051
U.S. equities	506	—	—	506
Registered investment companies	159	137	—	296
Other, net	108	47	13	168
Total investments at fair value, net	$1,823	$5,239	$15	$7,077

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Investments at Fair Value as of December 31, 2012

(in millions)	Level 1	Level 2	Level 3	Total
Common/collective trusts:
U.S. large cap	$—	$1,566	$—	$1,566
U.S. small cap	—	499	—	499
International developed markets	—	179	—	179
Long duration fixed income	—	494	—	494
U.S. and foreign government securities or their agencies:
U.S. government and agencies	—	625	—	625
U.S. municipal bonds	—	71	—	71
Foreign government and agencies	—	311	—	311
Corporate debt instruments:
Above investment grade	—	714	—	714
Below investment grade and no rating	—	391	—	391
Common stock:
International equities	759	—	—	759
U.S. equities	300	—	—	300
Registered investment companies	128	50	—	178
Other, net	25	41	14	80
Total investments at fair value, net	$1,212	$4,941	$14	$6,167
Level 3 holdings and transactions were immaterial to total plan assets at December 31, 2013 and 2012.
For a description of the fair value hierarchy and the three levels of inputs used to measure fair value, see Note 2. Summary of Significant Accounting Policies.
Following is a description of the valuation methodologies used for investments measured at fair value.

▪
Common/Collective Trusts: Common/collective trusts consist of funds that are intended to mirror indices such as Standard & Poor’s 500 Index, Russell Small Cap Completeness Index, State Street Global Advisor’s Fundamental Index and MSCI EAFE Index. They are valued on the basis of the relative interest of each participating investor in the fair value of the underlying assets of each of the respective common/collective trusts. The underlying assets are valued based on the net asset value (“NAV”) as provided by the investment account manager.

▪
U.S. and Foreign Government Securities: U.S. and foreign government securities consist of investments in Treasury Nominal Bonds and Inflation Protected Securities, investment grade municipal securities and unrated or non-investment grade municipal securities. Government securities are valued at a price that is based on a compilation of primarily observable market information, such as broker quotes. In addition, matrix pricing, yield curves and indices are used when broker quotes are not available.

▪
Corporate Debt Instruments: Corporate debt instruments are valued at a price that is based on a compilation of primarily observable market information, such as broker quotes. In addition, matrix pricing, yield curves and indices are used when broker quotes are not available.

▪	Common Stock: Common stocks are valued based on the price of the security as listed on an open active exchange on last trade date.

▪
Registered Investment Companies: Investments in mutual funds sponsored by a registered investment company are valued based on exchange listed prices and are classified in Level 1. Registered investment company funds that are designed specifically to meet Altria Group, Inc.’s pension plans investment strategies, but are not traded on an active market, are valued based on the NAV of the underlying securities as provided by the investment account manager and are classified in Level 2.

▪Cash Flows: Altria Group, Inc. makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under IRS regulations. Currently, Altria Group, Inc. anticipates making employer contributions to its pension plans of approximately $20 million to $50 million in 2014 based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.
The estimated future benefit payments from the Altria Group, Inc. pension plans at December 31, 2013, were as follows:

(in millions)
2014	$414
2015	416
2016	421
2017	429
2018	434
2019-2023	2,257

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Postretirement Benefit Plans
Net postretirement health care costs consisted of the following for the years ended December 31, 2013, 2012 and 2011:

(in millions)	2013	2012	2011
Service cost	$18	$18	$34
Interest cost	99	115	139
Amortization:
Net loss	51	40	39
Prior service credit	(45)	(45)	(21)
Termination and curtailment	—	(26)	(4)
Net postretirement health care costs	$123	$102	$187
Termination and curtailment shown in the table above are related to the 2011 Cost Reduction Program. For further information on the 2011 Cost Reduction Program, see Note 4. Asset Impairment, Exit, Implementation and Integration Costs.
The amounts included in termination and curtailment shown in the table above were comprised of the following changes:

(in millions)	2012	2011
Accrued postretirement health care costs	$—	$11
Other comprehensive earnings/losses:
Prior service credit	(26)	(15)
	$(26)	$(4)
For the postretirement benefit plans, the estimated net loss and prior service credit that are expected to be amortized from accumulated other comprehensive losses into net postretirement health care costs during 2014 are $29 million and $(43) million, respectively.
The following assumptions were used to determine Altria Group, Inc.’s net postretirement cost for the years ended December 31:

	2013	2012	2011
Discount rate	3.9%	4.9%	5.5%
Health care cost trend rate	7.5	8.0	8.0
Altria Group, Inc.’s postretirement health care plans are not funded. The changes in the accumulated postretirement benefit obligation at December 31, 2013 and 2012, were as follows:

(in millions)	2013	2012
Accrued postretirement health care costs at beginning of year	$2,663	$2,505
Service cost	18	18
Interest cost	99	115
Benefits paid	(138)	(135)
Actuarial (gains) losses	(327)	160
Other	2	—
Accrued postretirement health care costs at end of year	$2,317	$2,663
The current portion of Altria Group, Inc.’s accrued postretirement health care costs of $162 million and $159 million at December 31, 2013 and 2012, respectively, is included in other accrued liabilities on the consolidated balance sheets.
The Patient Protection and Affordable Care Act (“PPACA”), as amended by the Health Care and Education Reconciliation Act of 2010, was signed into law in March 2010. The PPACA mandates health care reforms with staggered effective dates from 2010 to 2018, including the imposition of an excise tax on high cost health care plans effective in 2018. The additional accumulated postretirement liability resulting from the PPACA, which is not material to Altria Group, Inc., has been included in Altria Group, Inc.’s accumulated postretirement benefit obligation at December 31, 2013 and 2012. Given the complexity of the PPACA and the extended time period during which implementation is expected to occur, future adjustments to Altria Group, Inc.’s accumulated postretirement benefit obligation may be necessary.
The following assumptions were used to determine Altria Group, Inc.’s postretirement benefit obligations at December 31:

	2013	2012
Discount rate	4.8%	3.9%
Health care cost trend rate assumed for next year	7.0	7.5
Ultimate trend rate	5.0	5.0
Year that the rate reaches the ultimate trend rate	2018	2018
     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2013:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	6.8%	(6.0)%
Effect on postretirement benefit obligation	6.7	(5.8)
Altria Group, Inc.’s estimated future benefit payments for its postretirement health care plans at December 31, 2013, were as follows:

(in millions)
2014	$162
2015	168
2016	171
2017	171
2018	169
2019-2023	774
Postemployment Benefit Plans
Altria Group, Inc. sponsors postemployment benefit plans covering substantially all salaried and certain hourly employees. The cost of these plans is charged to expense over the working life of the covered employees. Net postemployment costs

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

consisted of the following for the years ended December 31, 2013, 2012 and 2011:

(in millions)	2013	2012	2011
Service cost	$1	$1	$1
Interest cost	1	1	2
Amortization of net loss	18	17	16
Other	(17)	(7)	121
Net postemployment costs	$3	$12	$140
For the year ended December 31, 2011, “other” postemployment cost shown in the table above primarily reflects incremental severance costs related to the 2011 Cost Reduction Program. For further information on the 2011 Cost Reduction Program, see Note 4. Asset Impairment, Exit, Implementation and Integration Costs.
For the postemployment benefit plans, the estimated net loss that is expected to be amortized from accumulated other comprehensive losses into net postemployment costs during 2014 is approximately $16 million.
Altria Group, Inc.’s postemployment benefit plans are not funded. The changes in the benefit obligations of the plans at December 31, 2013 and 2012, were as follows:

(in millions)	2013	2012
Accrued postemployment costs at beginning of year	$149	$270
Service cost	1	1
Interest cost	1	1
Benefits paid	(65)	(143)
Actuarial (gains) losses and assumption changes	(4)	27
Other	(17)	(7)
Accrued postemployment costs at end of year	$65	$149
The accrued postemployment costs were determined using a weighted-average discount rate of 3.7% and 2.4% in 2013 and 2012, respectively, an assumed weighted-average ultimate annual turnover rate of 0.5% in 2013 and 2012, assumed compensation cost increases of 4.0% in 2013 and 2012, and assumed benefits as defined in the respective plans. Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Comprehensive Earnings/Losses
The amounts recorded in accumulated other comprehensive losses at December 31, 2013 consisted of the following:

(in millions)	Pensions	Post- retirement	Post- employment	Total
Net loss	$(1,691)	$(539)	$(128)	$(2,358)
Prior service (cost) credit	(33)	307	—	274
Deferred income taxes	673	90	48	811
Amounts recorded in accumulated other comprehensive losses	$(1,051)	$(142)	$(80)	$(1,273)
The amounts recorded in accumulated other comprehensive losses at December 31, 2012 consisted of the following:

(in millions)	Pensions	Post- retirement	Post- employment	Total
Net loss	$(3,186)	$(917)	$(169)	$(4,272)
Prior service (cost) credit	(36)	354	—	318
Deferred income taxes	1,254	221	65	1,540
Amounts recorded in accumulated other comprehensive losses	$(1,968)	$(342)	$(104)	$(2,414)

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The movements in other comprehensive earnings/losses during the year ended December 31, 2013 were as follows:

(in millions)	Pensions	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost:
Amortization:
Net loss	$271	$51	$18	$340
Prior service cost/credit	10	(45)	—	(35)
Other expense:
Net loss	6	—	—	6
Deferred income taxes	(111)	(2)	(7)	(120)
	176	4	11	191
Other movements during the year:
Net loss	1,218	327	23	1,568
Prior service cost/credit	(7)	(2)	—	(9)
Deferred income taxes	(470)	(129)	(10)	(609)
	741	196	13	950
Total movements in other comprehensive earnings/losses	$917	$200	$24	$1,141
The movements in other comprehensive earnings/losses during the year ended December 31, 2012 were as follows:

(in millions)	Pensions	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost:
Amortization:
Net loss	$224	$40	$17	$281
Prior service cost/credit	10	(45)	—	(35)
Other expense (income):
Net loss	21	—	—	21
Prior service cost/credit	—	(26)	—	(26)
Deferred income taxes	(99)	12	(6)	(93)
	156	(19)	11	148
Other movements during the year:
Net loss	(643)	(161)	(11)	(815)
Deferred income taxes	249	63	3	315
	(394)	(98)	(8)	(500)
Total movements in other comprehensive earnings/losses	$(238)	$(117)	$3	$(352)
The movements in other comprehensive earnings/losses during the year ended December 31, 2011 were as follows:

(in millions)	Pensions	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost:
Amortization:
Net loss	$171	$39	$16	$226
Prior service cost/credit	14	(21)	—	(7)
Deferred income taxes	(72)	(7)	(6)	(85)
	113	11	10	134
Other movements during the year:
Net loss	(672)	(188)	(40)	(900)
Prior service cost/credit	2	264	—	266
Deferred income taxes	262	(27)	14	249
	(408)	49	(26)	(385)
Total movements in other comprehensive earnings/losses	$(295)	$60	$(16)	$(251)

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 17. Additional Information

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Research and development expense	$153	$136	$128
Advertising expense	$7	$6	$5
Interest and other debt expense, net:
Interest expense	$1,053	$1,128	$1,220
Interest income	(4)	(2)	(4)
	$1,049	$1,126	$1,216
Rent expense	$49	$49	$63
     Minimum rental commitments and sublease income under non-cancelable operating leases in effect at December 31, 2013, were as follows:

(in millions)	Rental Commitments	Sublease Income
2014	$54	$3
2015	45	5
2016	39	5
2017	29	4
2018	25	5
Thereafter	90	23
	$282	$45
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
Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related and other litigation are or can be significant and, in certain cases, range in the billions of dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. In certain cases, plaintiffs claim that defendants’ liability is joint and several. In such cases, Altria Group, Inc. or its subsidiaries may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment.  As a result, Altria Group, Inc. or its subsidiaries under certain circumstances may have to pay more than their proportionate share of any bonding- or judgment-related amounts. Furthermore, in those cases where plaintiffs are successful, Altria Group, Inc. or its subsidiaries may also be required to pay interest and attorneys’ fees.
Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 45 states and Puerto Rico limit the dollar amount of bonds or require no bond at all. As discussed below, however, tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. Although Altria Group, Inc. cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of December 31, 2013, December 31, 2012 and December 31, 2011.

Type of Case	Number of Cases Pending as of December 31, 2013	Number of Cases Pending as of December 31, 2012	Number of Cases Pending as of December 31, 2011
Individual Smoking and Health Cases (1)	67	77	82
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	6	7	7
Health Care Cost Recovery Actions (3)	1	1	1
“Lights/Ultra Lights” Class Actions	15	14	17
Tobacco Price Cases	1	1	1

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
(2) Includes as one case the 600 civil actions (of which 346 were actions against PM USA) that were to be tried in a single proceeding in West Virginia (In re: Tobacco Litigation). The West Virginia Supreme Court of Appeals has ruled that the United States Constitution did not preclude a trial in two phases in this case. Issues related to defendants’ conduct and whether punitive damages are permissible were tried in the first phase. Trial in the first phase of this case began in April 2013. In May 2013, the jury returned a verdict in favor of defendants on the claims for design defect, negligence, failure to warn, breach of warranty, and concealment and declined to find that the defendants’ conduct warranted punitive damages. Plaintiffs prevailed on their claim that ventilated filter cigarettes should have included use instructions for the period 1964 - 1969. The second phase, if any, will consist of individual trials to determine liability and compensatory damages on that claim only. In July 2013, plaintiffs filed a renewed motion for judgment as a matter of law and a motion for a new trial. Also in July 2013, defendants filed a motion for judgment notwithstanding the verdict. In August 2013, the trial court denied all post-trial motions. The trial court entered final judgment on October 28, 2013. On November 26, 2013, plaintiffs filed their notice of appeal to the West Virginia Supreme Court of Appeals.
(3) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

▪International Tobacco-Related Cases: As of January 27, 2014, PM USA is a named defendant in Israel in one “Lights” class action. PM USA is a named defendant in nine health care cost recovery actions in Canada, seven of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

▪Tobacco-Related Cases Set for Trial: As of January 27, 2014, 51 Engle progeny cases and four individual smoking and health cases against PM USA are set for trial in 2014. Cases against other companies in the tobacco industry are also scheduled for trial in 2014. Trial dates are subject to change.

▪Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 56 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 38 of the 56 cases. These 38 cases were tried in Alaska (1), California (6), Florida (10), Louisiana (1), Massachusetts (1), Mississippi (1), Missouri (3), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2). A motion for a new trial was granted in one of the cases in Florida and in the case in Alaska. In the Alaska case (Hunter), the trial court withdrew its order for a new trial upon PM USA’s motion for reconsideration. Plaintiff’s notice of appeal of this ruling remains pending. See Types and

Number of Cases above for a discussion of the trial results in In re: Tobacco Litigation (West Virginia consolidated cases).
Of the 18 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 14 have reached final resolution. A verdict against defendants in one health care cost recovery case (Blue Cross/Blue Shield) was reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006. The plaintiff in Price is seeking to reopen the judgment dismissing this case and to reinstate the original verdict. See “Lights/Ultra Lights” Cases - The Price Case below for a discussion of developments in Price.
As of January 27, 2014, 50 state and federal Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision. Twenty-five verdicts were returned in favor of plaintiffs and 25 verdicts were returned in favor of PM USA. See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of these verdicts.

▪Judgments Paid and Provisions for Tobacco and Health Litigation (Including Engle Progeny Litigation):
After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments (and related costs and fees) totaling approximately $261 million and interest totaling approximately $142 million as of December 31, 2013. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $7.8 million and interest totaling approximately $900,000.

The changes in Altria Group, Inc.’s accrued liability for tobacco and health judgments, including related interest costs, for the periods specified below were as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(in millions)
Accrued liability for tobacco and health judgments at beginning of period	$—	$122	$30
Pre-tax charges for tobacco and health judgments	18	4	98
Pre-tax charges for related interest costs	4	1	64
Payments	(19)	(127)	(70)
Accrued liability for tobacco and health judgments at end of period	$3	$—	$122
The accrued liability for tobacco and health judgments, including related interest costs, was included in other accrued liabilities on Altria Group, Inc.’s consolidated balance sheets. Pre-tax charges for tobacco and health judgments were included in marketing, administration and research costs on Altria Group, Inc.’s consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net on Altria Group, Inc.’s consolidated statements of earnings.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

▪Security for Judgments: To obtain stays of judgments pending current appeals, as of December 31, 2013, PM USA has posted various forms of security totaling approximately $27 million, the majority of which has been collateralized with cash deposits that are included in other assets on the consolidated balance sheet.
Smoking and Health Litigation
▪Overview: Plaintiffs’ allegations of liability in smoking and health cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, nuisance, breach of express and implied warranties, breach of special duty, conspiracy, concert of action, violations of deceptive trade practice laws and consumer protection statutes, and claims under the federal and state anti-racketeering statutes. Plaintiffs in the smoking and health cases seek various forms of relief, including compensatory and punitive damages, treble/multiple damages and other statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and equitable relief. Defenses raised in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations and preemption by the Federal Cigarette Labeling and Advertising Act.

▪Non-Engle Progeny Trial Results: Summarized below are the non-Engle progeny smoking and health cases pending during 2013 or 2014 in which verdicts were returned in favor of plaintiffs and against PM USA. Charts listing the verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.

▪
Mulholland: In July 2013, a jury in the U.S. District Court for the Southern District of New York returned a verdict in favor of plaintiff and awarded $5.5 million in compensatory damages against PM USA. In August 2013, after taking into account a prior recovery by the plaintiff against third parties, the court entered final judgment in the amount of $4.9 million. In September 2013, PM USA filed a renewed motion for judgment as a matter of law and plaintiff moved to modify the amount of the judgment. On December 9, 2013, the trial court denied the parties’ post-trial motions. On January 7, 2014, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit and on January 21, 2014, plaintiff cross appealed. On January 24, 2014, PM USA posted a bond in the amount of $5.5 million.

▪
D. Boeken: This litigation has concluded. In August 2011, a California jury returned a verdict in favor of plaintiff, awarding $12.8 million in compensatory damages against PM USA. PM USA’s motions for judgment notwithstanding the verdict and for a new trial were denied in October 2011. PM USA appealed and posted a bond in the amount of $12.8 million in November 2011. In July 2013, the California Court of Appeal affirmed the judgment. PM USA sought a petition for rehearing, which the California Court of Appeal denied in July 2013. In the third quarter of 2013, PM USA recorded a pre-tax provision of $12.8 million related to damages and costs and $2.8 million related to interest. In September 2013, PM USA paid an amount of approximately $15.6 million in satisfaction of the judgment and associated costs and interest.

▪
Schwarz: In March 2002, an Oregon jury awarded $168,500 in compensatory damages and $150 million in punitive damages against PM USA. In May 2002, the trial court reduced the punitive damages award to $100 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the court of appeals’ decision reversing and remanding the case for a new trial on punitive damages. In June 2010, the Oregon Supreme Court affirmed the court of appeals’ decision and remanded the case to the trial court for a new trial limited to the question of punitive damages. In December 2010, the Oregon Supreme Court reaffirmed its earlier ruling and awarded PM USA approximately $500,000 in costs. In March 2011, PM USA filed a claim against the plaintiff for its costs and disbursements on appeal, plus interest. Trial on the amount of punitive damages began in January 2012. In February 2012, the jury awarded plaintiff $25 million in punitive damages. In September 2012, PM USA filed a notice of appeal from the trial court’s judgment with the Oregon Court of Appeals. On January 27, 2014, plaintiff filed a motion to certify the appeal to the Oregon Supreme Court.

See Federal Government’s Lawsuit below for a discussion of the verdict and post-trial developments in the United States of America healthcare cost recovery case.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
In August 2006, PM USA sought rehearing from the Florida Supreme Court on parts of its July 2006 opinion, including the ruling (described above) that certain jury findings have res judicata effect in subsequent individual trials timely brought by Engle class members. The rehearing motion also asked, among other things, that legal errors that were raised but not expressly ruled upon in the Florida Third District Court of Appeal or in the Florida Supreme Court now be addressed. Plaintiffs also filed a motion for rehearing in August 2006 seeking clarification of the applicability of the statute of limitations to non-members of the decertified class. In December 2006, the Florida Supreme Court refused to revise its July 2006 ruling, except that it revised the set of Phase I findings entitled to res judicata effect by excluding finding (v) listed above (relating to agreement to misrepresent information), and added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations of fact made by defendants. In January 2007, the Florida Supreme Court issued the mandate from its revised opinion. Defendants then filed a motion with the Florida Third District Court of Appeal requesting that the court address legal errors that were previously raised by defendants but have not yet been addressed either by the Florida Third District Court of Appeal or by the Florida Supreme Court. In February 2007, the Florida Third District Court of Appeal denied defendants’ motion. In May 2007, defendants’ motion for a partial stay of the mandate pending the completion of appellate review was denied by the Florida Third District Court of Appeal. In May 2007, defendants filed a petition for writ of certiorari with the United States Supreme Court. In October 2007, the United States Supreme Court denied defendants’ petition. In November 2007, the United States Supreme Court denied defendants’ petition for rehearing from the denial of their petition for writ of certiorari.
In February 2008, the trial court decertified the class, except for purposes of the May 2001 bond stipulation, and formally vacated the punitive damages award pursuant to the Florida Supreme Court’s mandate. In April 2008, the trial court ruled that certain defendants, including PM USA, lacked standing with respect to allocation of the funds escrowed under the May 2001 bond stipulation and would receive no credit at that time from the $500 million paid by PM USA against any future punitive damages awards in cases brought by former Engle class members.
In May 2008, the trial court, among other things, decertified the limited class maintained for purposes of the May 2001 bond stipulation and, in July 2008, severed the remaining plaintiffs’ claims except for those of Howard Engle. The only remaining plaintiff in the Engle case, Howard Engle, voluntarily dismissed his claims with prejudice.
The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s decision, expired in January 2008. As of December 31, 2013, approximately 3,200 state court cases were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 4,400 state court plaintiffs.  Furthermore, as of

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

December 31, 2013, approximately 1,200 cases were pending against PM USA in federal district court asserting individual claims by or on behalf of a similar number of federal court plaintiffs. Because of a number of factors, including, but not limited to, docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. The U.S. District Court for the Middle District of Florida (Jacksonville) dismissed 521 and 306 Engle progeny cases with prejudice in January 2013 and in June 2013, respectively. In February 2013, plaintiffs appealed the January dismissal to the U.S Court of Appeals for the Eleventh Circuit.

▪Federal Engle Progeny Cases: Three federal district courts (in the Merlob, B. Brown and Burr cases) ruled in 2008 that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings (B. Brown and Burr) were certified by the trial court for interlocutory review. The certification in both cases was granted by the U.S. Court of Appeals for the Eleventh Circuit and the appeals were consolidated. In February 2009, the appeal in Burr was dismissed for lack of prosecution, and, in September 2012, the district court dismissed the case on statute of limitations grounds. Plaintiff is appealing the dismissal. In July 2010, the Eleventh Circuit ruled in B. Brown that, as a matter of Florida law, plaintiffs do not have an unlimited right to use the findings from the original Engle trial to meet their burden of establishing the elements of their claims at trial. The Eleventh Circuit did not reach the issue of whether the use of the Engle findings violates defendants’ due process rights. Rather, the court held that plaintiffs may only use the findings to establish those specific facts, if any, that they demonstrate with a reasonable degree of certainty were actually decided by the original Engle jury. The Eleventh Circuit remanded the case to the district court to determine what specific factual findings the Engle jury actually made.
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
Following Martin and J. Brown, in the Waggoner case, the U.S. District Court for the Middle District of Florida (Jacksonville) ruled in December 2011 that application of the Engle findings to establish the wrongful conduct elements of plaintiffs’ claims consistent with Martin or J. Brown did not violate defendants’ due process rights.  PM USA and the other defendants sought appellate review of the due process ruling. In February 2012, the district court denied the motion for interlocutory appeal, but did apply the ruling to all active pending federal Engle progeny cases. As a result, R.J. Reynolds appealed the rulings in the Walker and Duke cases to the Eleventh Circuit, which, in September 2013, rejected the due process defense and affirmed the underlying judgments. In October 2013, R.J. Reynolds filed a petition for rehearing or rehearing en banc. Thereafter, the Eleventh Circuit vacated its decision and substituted a new opinion on October 31, 2013. On November 7, 2013, the Eleventh Circuit denied R.J. Reynolds’ initial petition for rehearing and, on November 13, 2013, R.J. Reynolds filed a petition for rehearing en banc or panel rehearing of the substituted decision, which was denied on January 6, 2014.
Most of the Engle progeny cases pending against PM USA in the U.S. District Court for the Middle District of Florida (Jacksonville) asserting individual claims by or on behalf of approximately 1,200 plaintiffs remain stayed. There are currently approximately 750 active cases pending in federal court, including cases that became active in August 2013 and in January 2014. In January 2013, the district court ordered the parties to negotiate an aggregate settlement mediation of all pending cases. In April 2013, the mediators reported to the district court that the cases have not been resolved and that the parties have not agreed to a mechanism for settlement. In July 2013, the district court issued an order transferring, for case management purposes, all the Middle District of Florida Engle progeny cases to a judge presiding in the District of Massachusetts. The district court directed that the cases will remain in the Middle District of Florida and that such judge will be designated a judge of that district for purposes of managing the cases.

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
Trial court rulings were rendered in Clay, Alexander, Townsend and Hall rejecting the plaintiffs’ bond cap statute challenges in those cases. The plaintiffs unsuccessfully appealed these rulings. In Alexander, Clay and Hall, the District Court of Appeal for the First District of Florida affirmed the trial court decisions and certified the decision in Hall for appeal to the Florida Supreme Court, but declined to certify the question of the constitutionality of the bond cap statute in Clay and Alexander. The Florida Supreme Court granted review of the Hall decision, but, in September 2012, the court dismissed the appeal as moot. In October 2012, the

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Florida Supreme Court denied the plaintiffs’ rehearing petition. In August 2013, in Calloway, discussed further below, plaintiff filed a motion in the trial court to determine the sufficiency of the bond posted by defendants on the ground that the bond cap statute is unconstitutional, which was denied. No federal court has yet addressed the constitutionality of the bond cap statute or the applicability of the bond cap to Engle progeny cases tried in federal court. However, in April 2013, PM USA, R.J. Reynolds and Lorillard Tobacco Company (“Lorillard”) filed a motion in the U.S. District Court for the Middle District of Florida (Jacksonville) to have the court apply the Florida bond cap statute to all federal Engle progeny cases. In August 2013, the court denied the motion without prejudice on the grounds that it was premature to adjudicate such issue.

▪Engle Progeny Trial Results: As of January 27, 2014, 50 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Twenty-five verdicts were returned in favor of plaintiffs.
Twenty-five verdicts were returned in favor of PM USA (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Russo (formerly Frazier), C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious, Szymanski, Gollihue, McCray, Denton, Hancock, Wilder, D. Cohen, LaMotte, J. Campbell, Dombey, Haldeman, Jacobson and Blasco). While the juries in the Weingart and Hancock cases returned verdicts against PM

USA awarding no damages, the trial court in each case granted an additur. In the Russo case (formerly Frazier), the Florida Third District Court of Appeal reversed the judgment in defendants’ favor in April 2012 and remanded the case for a new trial. Defendants sought review of the case in the Florida Supreme Court, which was granted in September 2013. Oral argument is scheduled for April 10, 2014 in the Florida Supreme Court. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of January 27, 2014.
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
The charts below list the verdicts and post-trial developments in the Engle progeny cases that were pending during 2013 or 2014 in which verdicts were returned in favor of plaintiffs (including Weingart and Hancock, where the verdicts originally were returned in favor of PM USA). The first chart lists such cases that are currently pending; the second chart lists such cases that are concluded.

Currently-Pending Cases
___________________________________________________________________________________________________
Plaintiff: Cuculino
Date:    January 17, 2014

Verdict:
On January 17, 2014, a Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded plaintiff $12,500,000 in compensatory damages and allocated 40% of the fault to PM USA (an amount of $5,000,000).

Post-Trial Developments:
On January 27, 2014, PM USA filed post-trial motions, including motions to set aside the verdict and for a new trial.
___________________________________________________________________________________________________
Plaintiff: Rizzuto
Date:    August 2013

Verdict:
In August 2013, a Hernando County jury returned a verdict in favor of plaintiff and against PM USA and Liggett Group LLC (“Liggett Group”). The jury awarded plaintiff $12,550,000 in compensatory damages.

Post-Trial Developments:
In September 2013, defendants filed post-trial motions, including motions to set aside the verdict and for a new trial. Also in September 2013, the court granted a remittitur in part on economic damages, which the court reduced from $2.55 million to $1.1 million for a total award of $11.1 million in compensatory damages. The court declined defendants’ request to reduce the compensatory damages award by the jury’s assessment of comparative fault, imposing joint and several liability for the compensatory damages. The court denied all other motions except for defendants’ motion for a juror interview, which was granted. On October 24, 2013, defendants filed a notice of appeal to the Florida Fifth District Court of Appeal, which ordered resolution of the juror issue prior to appeal. On December 10, 2013,

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

subsequent to the juror interview, the court entered an order that granted no relief with respect to the alleged misconduct of the juror. Plaintiff agreed to waive the bond for the appeal.
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

Post-Trial Developments:
In June 2013, defendants and plaintiff filed post-trial motions. The court entered final judgment against defendants in July 2013. On November 15, 2013, the trial court denied plaintiff’s post-trial motion and, on December 4, 2013, denied defendants’ post-trial motions. On December 16, 2013, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and, on December 23, 2013, plaintiffs cross-appealed. On December 19, 2013, PM USA posted a bond in the amount of $766,500.
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

Post-Trial Developments:
In June 2013, the defendants filed a motion to set aside the verdict and to enter judgment in accordance with their motion for directed verdict or, in the alternative, for a new trial, which was denied on October 29, 2013. On November 27, 2013, final judgment was entered in favor of plaintiff affirming the compensatory damages award. On December 12, 2013, plaintiff filed a notice of appeal to the Florida First District Court of Appeal and, on December 13, 2013, defendants cross appealed. Plaintiff agreed to waive the bond for the appeal.
____________________________________________________________________________________________________
Plaintiff: Ruffo
Date:    May 2013

Verdict:
In May 2013, a Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA and Lorillard. The jury awarded plaintiff $1,500,000 in compensatory damages and allocated 12% of the fault to PM USA (an amount of $180,000).

Post-Trial Developments:
In May 2013, defendants filed several post-trial motions, including motions for a new trial and to set aside the verdict, which the trial court denied in October 2013 and entered final judgment in favor of plaintiff. On October 24, 2013, PM USA and Lorillard appealed to the Florida Third District Court of Appeal. On October 25, 2013, PM USA posted a bond in the amount of $180,000.
____________________________________________________________________________________________________
Plaintiff: Graham
Date:    May 2013

Verdict:
In May 2013, a jury in the U.S. District Court for the Middle District of Florida (Jacksonville) returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $2.75 million in compensatory damages and allocated 10% of the fault to PM USA (an amount of $275,000).

Post-Trial Developments:
In June 2013, defendants filed several post-trial motions, including motions for judgment as a matter of law and for a new trial, which the trial court denied in September 2013. In October 2013, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. Also, in October 2013, PM USA posted a bond in the amount of $277,750.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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

Post-Trial Developments:
In June 2013, the trial court entered final judgment declining defendants’ request to reduce the compensatory damages award by the jury’s assessment of comparative fault and imposing joint and several liability for the compensatory damages. In July 2013, defendants filed various post-trial motions, including motions requesting reductions in damages. In September 2013, the district court reduced the compensatory damages award to $1 million and the punitive damages award to $1.67 million against each defendant. The district court denied all other post-trial motions. Plaintiffs filed a motion to reconsider the district court’s remittitur and, in the alternative, to certify the issue to the U.S. Court of Appeals for the Eleventh Circuit, both of which the court denied on October 28, 2013. On November 15, 2013, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. On December 16, 2013, after the district court corrected a clerical error in the final judgment, defendants filed an amended notice of appeal. On December 3, 2013, PM USA posted a bond in the amount of approximately $2.2 million.
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
____________________________________________________________________________________________________
Plaintiff: Hancock
Date:     August 2012

Verdict:
A Broward County jury returned a verdict in the amount of zero damages and allocated 5% of the fault to each of the defendants (PM USA and R.J. Reynolds). The trial court granted an additur of approximately $110,000, which is subject to the jury’s comparative fault

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

finding.

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

Post-Trial Developments:
In May and June, 2012, defendants filed motions to set aside the verdict and for a new trial. In August 2012, the trial court denied the remaining post-trial motions and entered final judgment, reducing the total compensatory damages award to $16.1 million but leaving undisturbed the separate punitive damages awards. In September 2012, PM USA posted a bond in an amount of $1.5 million and defendants filed a notice of appeal to the Florida Fourth District Court of Appeal. In August 2013, plaintiff filed a motion to determine the sufficiency of the bond in the trial court on the ground that the bond cap statute is unconstitutional, which the court denied.
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

Post-Trial Developments:
The trial court entered final judgment in March 2012. In April 2012, PM USA posted a bond in an amount of approximately $1.25 million. In May 2012, defendants filed a notice of appeal to the Florida Second District Court of Appeal. In October 2013, the Second District Court of Appeal affirmed the judgment, but certified the question of availability of punitive damages on plaintiff’s negligence and strict liability claims to the Florida Supreme Court as a matter of public importance. On November 18, 2013, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.
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

Post-Trial Developments:
In May 2011, the trial court entered final judgment. In October 2011, the trial court granted defendants’ motion for remittitur, reducing the punitive damages award against PM USA to $2.7 million, and denied defendants’ remaining post-trial motions. PM USA filed a notice of appeal to the Florida First District Court of Appeal and posted a bond in the amount of $1.25 million in

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

November 2011. In May 2013, the First District Court of Appeal reversed and remanded the case for a new trial on the basis that the trial court erred in failing to submit the question of addiction causation to the jury. In June 2013, the plaintiff filed a motion for rehearing or rehearing en banc, which the First District Court of Appeal denied in July 2013. In August 2013, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In October 2013, the $1.25 million bond was returned to PM USA as a result of the First District Court of Appeal’s remand for a new trial.
____________________________________________________________________________________________________
Plaintiff: Tullo
Date:     April 2011

Verdict:
A Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA, Lorillard and Liggett Group. The jury awarded a total of $4.5 million in compensatory damages and allocated 45% of the fault to PM USA (an amount of $2,025,000).

Post-Trial Developments:
In April 2011, the trial court entered final judgment. In July 2011, PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and posted a $2 million bond. In August 2013, the Fourth District Court of Appeal affirmed the judgment. In October 2013, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.
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

Post-Trial Developments:
In August 2010, the trial court entered final judgment, and PM USA filed its notice of appeal and posted a $5 million bond. In November 2012, the Florida Fourth District Court of Appeal reversed the punitive damages award and remanded the case for a new trial on plaintiff’s conspiracy claim. Upon retrial, if the jury finds in plaintiff’s favor on that claim, the original $16.2 million punitive damages award will be reinstated. PM USA filed a motion for rehearing, which was denied in January 2013. In January 2013, plaintiff and defendant each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. PM USA filed a motion to stay the mandate, which was denied in March 2013. The Fourth District issued its mandate in April 2013. In June 2013, plaintiff moved to consolidate with Hess and R. Cohen, which PM USA did not oppose, but on October 30, 2013, plaintiff withdrew the motion for consolidation.
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

Post-Trial Developments:
In August 2010, the trial court entered final judgment. PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and posted a $1.6 million bond. In June 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings, holding that the trial court erred in (1) not reducing the compensatory damages award as excessive and (2) not instructing the jury on the statute-of-repose in connection with plaintiff’s conspiracy claim that resulted in the $2.5 million punitive damages award. In July 2013, plaintiff filed a motion for rehearing, which the Fourth District Court of Appeal denied in August 2013. In September 2013, both parties filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court. On December 31, 2013, the Florida Supreme Court stayed the appeal pending the outcome of the Hess case.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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

Post-Trial Developments:
In July 2010, the trial court entered final judgment and, in August 2010, PM USA filed its notice of appeal. In October 2010, PM USA posted a $2.5 million bond. In September 2012, the Florida Fourth District Court of Appeal affirmed the compensatory damages award but reversed and remanded the punitive damages verdict. The Fourth District returned the case to the trial court for a new jury trial on plaintiff’s fraudulent concealment claim. If the jury finds in plaintiff’s favor on that claim, the $10 million punitive damages award against each defendant will be reinstated. In January 2013, plaintiff and defendants each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In February 2013, the Fourth District granted defendants’ motion to stay the mandate. In March 2013, plaintiff filed a motion for review of the stay order with the Florida Supreme Court, which was denied in April 2013. In June 2013, plaintiff moved to consolidate with Hess and Kayton, which defendants did not oppose, but on October 30, 2013, plaintiff withdrew the motion for consolidation.
____________________________________________________________________________________________________
Plaintiff: Naugle
Date:     November 2009

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded approximately $56.6 million in compensatory damages and $244 million in punitive damages. The jury allocated 90% of the fault to PM USA.

Post-Trial Developments:
In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages. In April 2010, PM USA filed its notice of appeal and posted a $5 million bond. In August 2010, upon the motion of PM USA, the trial court entered an amended final judgment of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages to correct a clerical error. In June 2012, the Fourth District Court of Appeal affirmed the amended final judgment. In July 2012, PM USA filed a motion for rehearing. In December 2012, the Fourth District withdrew its prior decision, reversed the verdict as to compensatory and punitive damages and returned the case to the trial court for a new trial on the question of damages. In December 2012, plaintiff filed a motion for rehearing en banc or for certification to the Florida Supreme Court, which was denied in January 2013. In February 2013, plaintiff and PM USA each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In May 2013, the Florida Supreme Court consolidated the parties’ petitions and ordered PM USA to show cause as to why the Florida Supreme Court’s decision in Douglas is not controlling in this case. PM USA filed its response to the order in June 2013. Upon retrial on the question of damages, in October 2013, the new jury awarded approximately $3.7 million in compensatory damages and $7.5 million in punitive damages. On October 28, 2013, PM USA filed post-trial motions and gave notice of the results of the retrial to the Florida Supreme Court. On January 8, 2014, the trial court granted PM USA’s post-trial motion to interview one of the jurors in the case. On January 13, 2014, the trial court granted a stay in the proceedings so that plaintiff could seek emergency appellate review of the court’s decision to grant the juror interview.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Post-Trial Developments:
A notice of appeal was filed by PM USA in September 2009, and PM USA posted a $1.95 million bond. In February 2012, the Florida Fourth District Court of Appeal reversed the judgment, holding that the statute of limitations barred plaintiff’s claims. In October 2012, on motion for rehearing, the Fourth District withdrew its prior decision and affirmed the trial court’s judgment. In November 2012, PM USA filed a notice to invoke the jurisdiction of the Florida Supreme Court. In December 2012, the Florida Supreme Court granted a partial stay pending its disposition of the J. Brown case against R.J. Reynolds and the Fourth District issued its mandate. In April 2013, the Florida Supreme Court ordered PM USA to show cause as to why the Florida Supreme Court’s decision in Douglas is not controlling in this case. In May 2013, defendants submitted their response arguing that the statute of limitations is not controlled by Douglas; also in May 2013, plaintiff submitted a response arguing the appeal should be dismissed.
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

Post-Trial Developments:
PM USA filed a notice of appeal to the Florida Fourth District Court of Appeal in July 2009. In May 2012, the Fourth District reversed and vacated the punitive damages award and affirmed the judgment in all other respects, upholding the compensatory damages award of $1.26 million. In June 2012, both parties filed rehearing motions with the Fourth District, which were denied in September 2012. In October 2012, PM USA and plaintiff filed notices to invoke the Florida Supreme Court’s discretionary jurisdiction. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $3.2 million for the judgment plus interest and associated costs. In June 2013, the Florida Supreme Court accepted jurisdiction of plaintiff’s petition for review, but declined to accept jurisdiction of PM USA’s petition. Also in June 2013, plaintiff moved to consolidate with R. Cohen and Kayton, which PM USA did not oppose, but on October 30, 2013, plaintiff withdrew the motion for consolidation.
____________________________________________________________________________________________________

Concluded Cases
___________________________________________________________________________________________________
Plaintiff: Douglas
Date:     March 2010

Verdict:
A Hillsborough County jury returned a verdict in favor of the plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded $5 million in compensatory damages. Punitive damages were dismissed prior to trial. The jury allocated 18% of the fault to PM USA, resulting in an award of $900,000.

Post-Trial Developments:
In June 2010, PM USA filed its notice of appeal and posted a $900,000 bond. In March 2012, the Florida Second District Court of Appeal issued a decision affirming the judgment and upholding the use of the Engle jury findings but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants’ federal due process rights. In April 2012, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In May 2012, the Florida Supreme Court accepted jurisdiction of the case. In March 2013, the Florida Supreme Court affirmed the final judgment entered in favor of the plaintiff and issued its mandate in April 2013. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $2.2 million for the judgment plus interest and associated costs. PM USA filed its petition for writ of certiorari to the United States Supreme Court in August 2013, which the court denied in October 2013. PM USA paid the judgment plus interest and associated costs in the amount of approximately $2.2 million on October 31, 2013. On December 23, 2013, PM USA paid additional associated costs of approximately $500,000.
___________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Plaintiff: Hatziyannakis
Date:     February 2011

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA.  The jury awarded approximately $270,000 in compensatory damages and allocated 32% of the fault to PM USA (an amount of approximately $86,000).

Post-Trial Developments:
In January 2013, the Florida Fourth District Court of Appeal affirmed per curiam the trial court’s decision without issuing an opinion. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $174,000 for the judgment plus interest and associated costs. In August 2013, PM USA paid the judgment plus interest and associated costs in the amount of $178,000.
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
_______________________________________________________________________________________________
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
____________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
In Douglas, in March 2012, the Florida Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings with respect to strict liability claims but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants’ federal due process rights. In March 2013, the Florida Supreme Court affirmed the final judgment entered in favor of plaintiff, upholding the use of the Engle jury findings with respect to strict liability and negligence claims. PM USA filed its petition for writ of certiorari with the United States Supreme Court in August 2013, which the court denied in October 2013.
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
As of January 27, 2014, PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Medical Monitoring Class Actions

Two purported medical monitoring class actions are pending against PM USA. These two cases were brought in New York (Caronia, filed in January 2006 in the U.S. District Court for the Eastern District of New York) and Massachusetts (Donovan, filed in December 2006 in the U.S. District Court for the District of Massachusetts) on behalf of each state’s respective residents who: are age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

supervised program providing members of the purported class Low Dose CT (“LDCT”) scanning in order to identify and diagnose lung cancer. Plaintiffs in these cases do not seek punitive damages. Two other cases (California (Xavier) and Florida (Gargano)) were dismissed in 2011.
In Caronia, in February 2010, the district court granted in part PM USA’s summary judgment motion, dismissing plaintiffs’ strict liability and negligence claims and certain other claims, granted plaintiffs leave to amend their complaint to allege a medical monitoring cause of action and requested further briefing on PM USA’s summary judgment motion as to plaintiffs’ implied warranty claim and, if plaintiffs amend their complaint, their medical monitoring claim. In March 2010, plaintiffs filed their amended complaint and PM USA moved to dismiss the implied warranty and medical monitoring claims. In January 2011, the district court granted PM USA’s motion, dismissed plaintiffs’ claims and declared plaintiffs’ motion for class certification moot in light of the dismissal of the case. The plaintiffs appealed that decision to the U.S. Court of Appeals for the Second Circuit. In May 2013, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal of plaintiffs’ traditional negligence, strict liability and breach-of-warranty claims on the grounds of statute of limitations and the widespread knowledge regarding the risks of cigarette smoking, but certified to the New York State Court of Appeals the following questions: (1) whether New York would recognize an independent claim for medical monitoring, (2) if so, what would be the elements of such a claim, and (3) what would be the statute of limitations applicable to such a claim and when would it be triggered. In May 2013, the New York Court of Appeals accepted the certified questions and, on December 17, 2013, answered the first question ruling that New York law does not allow for an independent cause of action for medical monitoring.
In Donovan, the Supreme Judicial Court of Massachusetts, in answering questions certified to it by the district court, held in October 2009 that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The court also ruled that whether or not the case is barred by the applicable statute of limitations is a factual issue to be determined by the trial court. The case was remanded to federal court for further proceedings. In June 2010, the district court granted in part the plaintiffs’ motion for class certification, certifying the class as to plaintiffs’ claims for breach of implied warranty and violation of the Massachusetts Consumer Protection Act, but denying certification as to plaintiffs’ negligence claim. In July 2010, PM USA petitioned the U.S. Court of Appeals for the First Circuit for appellate review of the class certification decision. The petition was denied in September 2010. As a remedy, plaintiffs have proposed a 28-year medical monitoring program with an approximate cost of $190 million. In June 2011, plaintiffs filed various motions for summary judgment and to strike affirmative defenses, which the district court denied in March 2012 without prejudice. In October 2011, PM USA filed a motion for class decertification, which motion was denied in March 2012. In February 2013, the district court amended the class definition to extend to individuals who satisfy the class membership criteria through February 26, 2013, and to exclude any individual who was not a Massachusetts resident as of February 26, 2013. On January 6, 2014, plaintiffs renewed their previously filed summary judgment motions to strike affirmative defenses. A trial date has not been set.
Evolving medical standards and practices could have an impact on the defense of medical monitoring claims. For example, the first publication of the findings of the National Cancer Institute’s National Lung Screening Trial (NLST) in June 2011 reported a 20% reduction in lung cancer deaths among certain long-term smokers receiving LDCT Scanning for lung cancer. Since then, various public health organizations have begun to develop new lung cancer screening guidelines. Also, a number of hospitals have advertised the availability of screening programs and some insurance companies now cover screening for some individuals. Other studies in this area are ongoing. On December 30, 2013, the United States Preventative Services Task Force issued a recommendation that LDCT scanning be classified as a Class B screening for certain heavy smokers. As such, the LDCT scanning would be considered an “Essential Health Benefit” for those smokers under the Affordable Care Act.

Health Care Cost Recovery Litigation

▪Overview: In the health care cost recovery litigation, governmental entities seek reimbursement of health care cost expenditures allegedly caused by tobacco products and, in some cases, of future expenditures and damages. Relief sought by some but not all plaintiffs includes punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, additional disclosure of nicotine yields, and payment of attorney and expert witness fees.
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
Defenses raised include lack of proximate cause, remoteness of injury, failure to state a valid claim, lack of benefit, adequate remedy at law, “unclean hands” (namely,

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

that plaintiffs cannot obtain equitable relief because they participated in, and benefited from, the sale of cigarettes), lack of antitrust standing and injury, federal preemption, lack of statutory authority to bring suit and statutes of limitations. In addition, defendants argue that they should be entitled to “set off” any alleged damages to the extent the plaintiffs benefit economically from the sale of cigarettes through the receipt of excise taxes or otherwise. Defendants also argue that these cases are improper because plaintiffs must proceed under principles of subrogation and assignment. Under traditional theories of recovery, a payor of medical costs (such as an insurer) can seek recovery of health care costs from a third party solely by “standing in the shoes” of the injured party. Defendants argue that plaintiffs should be required to bring any actions as subrogees of individual health care recipients and should be subject to all defenses available against the injured party.
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

▪Settlements of Health Care Cost Recovery Litigation:  In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the years ended December 31, 2013, 2012 and 2011, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was approximately $4.2 billion, $4.9 billion and $4.8 billion, respectively. The 2013 amount includes reductions to cost of sales of $664 million related to the NPM Adjustment Items discussed below.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.
▪Possible Adjustments in MSA Payments for 2003 - 2012: Pursuant to the provisions of the MSA, PM USA and the other manufacturers that are original signatories to the MSA (the “Original Participating Manufacturers” or “OPMs”) are participating in proceedings with respect to claims for downward adjustments to the amounts paid by them to the states and territories that are parties to the MSA for each of the years 2003 - 2012. The proceedings relate to an adjustment based on the collective loss of market share for the relevant year by all participating manufacturers who are subject to the payment obligations and marketing restrictions of the MSA to NPMs who are not subject to such obligations and restrictions (the “NPM Adjustment”).
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
An independent auditor appointed under the MSA (the “Independent Auditor”) is required to calculate the maximum amount, if any, of PM USA’s share of the NPM Adjustment for any year in respect of which such NPM Adjustment is potentially applicable. In accordance with such provisions, the Independent Auditor has calculated the following approximate amounts as PM USA’s maximum potential share of the NPM Adjustments for the years 2003 - 2012 (such amounts are exclusive of interest or earnings to which PM USA believes it would be entitled):

(in millions)	PM USA Potential Adjustment
2003	$337
2004	388
2005	181
2006	154
2007	185
2008	250
2009	205
2010	203
2011	159
2012	199
As discussed more fully below, PM USA has entered into a settlement with 22 of the 52 states and territories that are parties to the MSA, resolving those states’ respective shares of the amounts set forth in the table above for each of 2003 - 2012. For that and other reasons discussed below, the amounts of the 2003 - 2012 NPM Adjustments that remain potentially available to PM USA from the MSA states and territories that have not joined such settlement are lower than the maximum amounts calculated by the Independent Auditor and reflected in the table above.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

pursuant to which Montana will not be subject to the 2003 NPM Adjustment.
PM USA, the other OPMs and approximately 25 other MSA-participating manufacturers entered into an agreement regarding arbitration with 45 MSA states and territories concerning the 2003 NPM Adjustment. The agreement provides for a partial liability reduction of 20% for the 2003 NPM Adjustment for states that entered into the agreement by January 30, 2009 and are determined in the arbitration not to have diligently enforced a qualifying escrow statute during 2003. The partial liability reduction will reduce the amount of PM USA’s 2003 NPM Adjustment by that percentage.
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
Effective December 17, 2012, prior to the completion of the 2003 arbitration, PM USA, the other OPMs and certain other participating manufacturers entered into a term sheet (the “Term Sheet”) with 17 MSA states, the District of Columbia and Puerto Rico for settlement of the 2003 - 2012 NPM Adjustments with those states and territories. An additional MSA state joined the Term Sheet in April 2013 (prior to the date of PM USA’s April 2013 MSA payment), and two more MSA states joined the Term Sheet in May 2013 (after the date of PM USA’s April 2013 MSA payment). (These 20 states, the District of Columbia and Puerto Rico are collectively referred to as the “signatory states,” and the states and territories that have not joined the Term Sheet are collectively referred to as the “non-signatory states.”)
In March 2013, the arbitration panel in the NPM Adjustment arbitration issued a stipulated partial settlement and award (the “Stipulated Award”) permitting the Term Sheet to proceed. As a result, the number of contested states in the 2003 arbitration was reduced from 35 to the 15 contested states that did not join the Term Sheet. As part of the Stipulated Award, the arbitration panel ruled that the total 2003 NPM Adjustment claim is to be reduced pro rata by the aggregate allocable share of the signatory states (currently approximately 46%) to determine the maximum amount of the 2003 NPM Adjustment potentially available from the 15 remaining contested states, although any of those states may seek a more favorable reduction method as to it for the 2003 NPM Adjustment through review in its state court. Following the issuance of the Stipulated Award, 14 of the non-signatory states, including 12 of the 15 remaining contested states described above, filed motions in their state MSA courts to vacate and/or modify portions or all of the Stipulated Award. In October 2013, the Idaho state court denied Idaho’s motion to vacate the Stipulated Award, although Idaho has appealed this ruling. On November 1, 2013, Massachusetts dismissed its motion to vacate the Stipulated Award. Many of the remaining motions seek a more favorable reduction method than the pro rata reduction ordered by the arbitration panel in the Stipulated Award. Additional non-signatory states may also take action in state court to vacate or modify the Stipulated Award, although PM USA believes that the statutory deadline for the filing of such motions has now passed. No assurance can be given that this litigation or any other such attempts by other non-signatory states will be resolved in a manner favorable to PM USA, nor can PM USA predict the remedy that might be ordered if any such litigation were to be resolved unfavorably to PM USA.
The Term Sheet provides for the OPMs to receive reductions to their MSA payments in an amount equal to 46% of the signatory states’ aggregate allocable share of the OPMs’ aggregate 2003 - 2012 NPM Adjustments plus interest. The OPMs have agreed that, subject to certain conditions, PM USA will receive approximately 28% of such reductions (which is the maximum percentage allocation of the total 2003 - 2012 NPM Adjustments to which PM USA was entitled under the MSA); R.J. Reynolds will receive approximately 60% of such reductions; and Lorillard will receive approximately 12% of such reductions. Based on the identity of the signatory states on April 15, 2013, the reduction in PM USA’s April 2013 MSA payment obligation was approximately $483 million.
PM USA received all of its approximately $483 million reduction with respect to the signatory states that had joined the Term Sheet prior to the date of the April 2013 MSA payment through a credit against that MSA payment. PM USA expects to receive an additional $36 million credit to be applied to its April 2014 MSA payment as a result of the two additional states that joined the Term Sheet after the date of the 2013 MSA payment. R.J. Reynolds and Lorillard are expected to receive their respective reductions over a five-year period. PM USA recorded the $483 million, which it received as a credit against its April 2013 MSA payment as a reduction to cost of sales that increased its reported pre-tax earnings in the first quarter of 2013, and recorded the additional $36 million credit that it expects to receive in April 2014 as a reduction to cost of sales, which increased its reported pre-tax earnings in the second quarter of 2013.
As part of the settlement, each of the signatory states that had joined the Term Sheet prior to the date of the April 2013 MSA payment is to receive its portion of over $4.7 billion from the DPA. In this context, PM USA authorized release to the signatory states of their allocable share of the $658 million that PM USA has paid into the DPA (plus the accumulated earnings thereon), which amounted to approximately $272 million. In addition, PM USA authorized release of additional funds from the DPA to the two signatory states that joined the Term Sheet after the date of

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

the April 2013 MSA payment in an amount of approximately $22 million. Furthermore, PM USA will deposit the signatory states’ allocable share of its portion of the 2011 - 2012 NPM Adjustments into the DPA in connection with its April 2014 - 2015 MSA payments and then, following such deposit, authorize the release of such share to the signatory states as provided in the Stipulated Award.
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
In September 2013, the arbitration panel for the 2003 NPM Adjustment issued awards ruling that six of the 15 contested states that had not joined the Term Sheet did not diligently enforce their respective escrow statutes during 2003. Based on this ruling, the participating manufacturers are entitled to the entire 2003 NPM Adjustment remaining after the pro rata reduction ordered in light of the Term Sheet by the arbitration panel in the Stipulated Award. Based on the pro rata reduction method specified by the panel as described above and the 20% partial liability reduction applicable to signatories of the agreement regarding arbitration described above, PM USA is entitled to an NPM Adjustment for 2003, likely in the form of a credit against its April 2014 MSA payment, in the amount of approximately $145 million. PM USA also is entitled to interest on that amount, although a potential dispute has been raised as to how interest and earnings are to be allocated among the OPMs. PM USA recorded the $145 million credit that it expects to receive as a reduction to cost of sales, which increased its reported pre-tax earnings in the third quarter of 2013. This credit will be applied only to the non-diligent states. All six non-diligent states have filed motions in their state courts to vacate the panel’s rulings as to their diligence. Furthermore, as noted above, all six non-diligent states had already filed motions in their state courts to vacate and/or modify the Stipulated Award seeking a more favorable reduction method as to them than the pro rata reduction ordered by the panel in the Stipulated Award. While PM USA intends to contest these motions vigorously, no assurance can be given that one or more of these states will not be successful in vacating the panel’s ruling that it was not diligent and/or in seeking to have a more favorable reduction method applied as to it. If one or more states are successful with respect to any such motions, the amount of the 2003 NPM Adjustment to which PM USA is entitled could be lower than the amount described above.
PM USA continues to reserve all rights regarding the NPM Adjustments with respect to the non-signatory states and intends to continue to pursue vigorously the disputed

NPM Adjustments for 2004 - 2012 against them. No proceedings to determine state diligent enforcement claims for 2004 - 2012 have yet been scheduled. PM USA believes that the MSA requires state claims of diligent enforcement for 2004 - 2012 to be determined in a national arbitration, although a number of non-signatory states have filed motions in their state courts contending, or have reserved rights to contend, that such claims for those years are to be determined either in separate arbitrations for each state or in state court on a state-by-state basis. No assurance can be given as to if and when proceedings for 2004 - 2012 will be scheduled or the precise form those proceedings will take.
The amounts of the NPM Adjustments for 2004 - 2012 set forth in the table above will be reduced in light of the Term Sheet to determine the maximum amount of such adjustments potentially available from the non-signatory states. The Stipulated Award did not specify the reduction method applicable to the 2004 - 2012 NPM Adjustment claims.
The amounts in the table above may be recalculated by the MSA’s Independent Auditor if it receives information that is different from or in addition to the information on which it based these calculations, including, among other things, if it receives revised sales volumes from any participating manufacturer. Disputes among the manufacturers could also reduce the foregoing amounts. The availability and the precise amount of any NPM Adjustment for 2004 - 2012 obtained through such proceedings (as opposed to the Term Sheet) will not be finally determined until later in 2014 or thereafter. There is no certainty that the OPMs and other MSA-participating manufacturers would ultimately receive any adjustment from the non-signatory states as a result of these proceedings, and the amount of any adjustment received for a year could be less than the amount for that year listed above (even as reduced in light of the Term Sheet). If the OPMs do receive such an adjustment through these proceedings (apart from the Term Sheet), the adjustment amount would be allocated among the OPMs pursuant to the MSA’s provisions. It is expected that PM USA would receive its share of any adjustments for 2004 - 2007 likely in the form of a credit against future MSA payments and its share of any adjustment for 2008 - 2010 in the form of either a withdrawal from the DPA or a combination of a credit against future MSA payments and a withdrawal from the DPA.
▪Other Disputes Related to MSA Payments: In addition to the disputed NPM Adjustments described above, MSA states and participating manufacturers, including PM USA, conducted another arbitration to resolve certain other disputes related to the calculation of the participating manufacturers’ payments under the MSA. PM USA disputed the method by which ounces of “roll your own” tobacco had been converted to cigarettes for purposes of calculating the downward volume adjustments to its MSA payments. PM USA believed that, for the years 2004 - 2012, the use of an incorrect conversion method resulted in excess MSA payments by PM USA in those years of approximately $92 million in the aggregate. In

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

February 2013, the arbitration panel issued a ruling in favor of the MSA states. Consequently, PM USA will not receive any credit against its future MSA payments on account of this dispute. This same arbitration panel also issued a ruling in the dispute over whether the “adjusted gross” or the “net” number of cigarettes on which federal excise tax is paid is the correct methodology for calculating MSA payments due from certain subsequent participating manufacturers. It is unclear precisely which past and future MSA payments may be affected by this ruling. PM USA also does not currently have access to the data that would be necessary to determine the magnitude and the direction of such effects, if any.

▪Other MSA-Related Litigation: Since the MSA’s inception, NPMs and/or their distributors or customers have filed a number of challenges to the MSA and related legislation. They have named as defendants the states and their officials, in an effort to enjoin enforcement of important parts of the MSA and related legislation, and/or participating manufacturers, in an effort to obtain damages. To date, no such challenge has been successful, and the U.S. Courts of Appeals for the Second, Third, Fourth, Fifth, Sixth, Eighth, Ninth and Tenth Circuits have affirmed judgments in favor of defendants in 16 such cases.

▪Federal Government’s Lawsuit: In 1999, the United States government filed a lawsuit in the U.S. District Court for the District of Columbia against various cigarette manufacturers, including PM USA, and others, including Altria Group, Inc., asserting claims under three federal statutes, namely the Medical Care Recovery Act (“MCRA”), the MSP provisions of the Social Security Act and the civil provisions of RICO. Trial of the case ended in June 2005. The lawsuit sought to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants’ fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans’ health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleged that such costs total more than $20 billion annually. It also sought what it alleged to be equitable and declaratory relief, including disgorgement of profits that arose from defendants’ allegedly tortious conduct, an injunction prohibiting certain actions by defendants, and a declaration that defendants are liable for the federal government’s future costs of providing health care resulting from defendants’ alleged past tortious and wrongful conduct. In September 2000, the trial court dismissed the government’s MCRA and MSP claims, but permitted discovery to proceed on the government’s claims for relief under the civil provisions of RICO.
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
In August 2006, the federal trial court entered judgment in favor of the government. The court held that certain defendants, including Altria Group, Inc. and PM USA, violated RICO and engaged in seven of the eight “sub-schemes” to defraud that the government had alleged. Specifically, the court found that:

▪	defendants falsely denied, distorted and minimized the significant adverse health consequences of smoking;

▪	defendants hid from the public that cigarette smoking and nicotine are addictive;

▪	defendants falsely denied that they control the level of nicotine delivered to create and sustain addiction;

▪	defendants falsely marketed and promoted “low tar/light” cigarettes as less harmful than full-flavor cigarettes;

▪	defendants falsely denied that they intentionally marketed to youth;

▪	defendants publicly and falsely denied that ETS is hazardous to non-smokers; and

▪	defendants suppressed scientific research.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
Defendants appealed and, in May 2009, a three judge panel of the Court of Appeals for the District of Columbia Circuit issued a per curiam decision largely affirming the trial court’s judgment against defendants and in favor of the government. Although the panel largely affirmed the remedial order that was issued by the trial court, it vacated the following aspects of the order:

▪	its application to defendants’ subsidiaries;

▪	the prohibition on the use of express or implied health messages or health descriptors, but only to the extent of extraterritorial application;

▪	its point-of-sale display provisions; and

▪	its application to Brown & Williamson Holdings.

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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

affirmed the district court’s denial of defendants’ motion to vacate the district court’s injunction.
Remaining issues pending include: (i) the specifics relating to the court-ordered corrective statements and (ii) the requirements related to point-of-sale signage. In November 2012, the district court issued its order specifying the content of the corrective statements described above. The district court’s order requires that the parties engage in negotiations with the special master regarding implementation of the corrective statements remedy. In January 2013, defendants filed a notice of appeal from the order on the content of the corrective statements and a motion to hold the appeal in abeyance pending completion of the negotiations, which the U.S. Court of Appeals granted in February 2013. On January 10, 2014, the parties submitted a motion for entry of a consent order in the district court, setting forth their agreement on the implementation details of the corrective communications remedy. The agreement provides that the “trigger date” for implementation is after the appeal on the content of the communications has been exhausted.
In December 2011, the parties to the lawsuit entered into an agreement as to the issues concerning the document repository. Pursuant to this agreement, PM USA agreed to deposit an amount of approximately $3.1 million into the district court in installments over a five-year period.

“Lights/Ultra Lights” Cases

▪Overview: Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of December 31, 2013, a total of 15 such cases are pending in the United States. Three of these cases are pending in U.S. federal courts as discussed below. The other cases are pending in various U.S. state courts. In addition, a purported “Lights” class action is pending against PM USA in Israel (El-Roy).
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

▪The Good Case: In May 2006, a federal trial court in Maine granted PM USA’s motion for summary judgment in Good, a purported “Lights” class action, on the grounds that plaintiffs’ claims are preempted by the Federal Cigarette Labeling and Advertising Act (“FCLAA”) and dismissed the case. In December 2008, the United States Supreme Court ruled that plaintiffs’ claims are not barred by federal preemption. Although the Court rejected the argument that the FTC’s actions were so extensive with respect to the descriptors that the state law claims were barred as a matter of federal law, the Court’s decision was limited: it did not address the ultimate merits of plaintiffs’ claim, the viability of the action as a class action or other state law issues. The case was returned to the federal court in Maine and consolidated with other federal cases in the multidistrict litigation proceeding discussed below. In June 2011, the plaintiffs voluntarily dismissed the case without prejudice after the district court denied plaintiffs’ motion for class certification, concluding the litigation.

▪Federal Multidistrict Proceeding and Subsequent Developments: Since the December 2008 United States Supreme Court decision in Good, and through January 27, 2014, 26 purported “Lights” class actions were served upon PM USA and, in certain cases, Altria Group, Inc. These cases were filed in 15 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA and were transferred and consolidated by the Judicial Panel on Multidistrict Litigation (“JPMDL”) before the U.S. District Court for the District of Maine for pretrial proceedings (“MDL proceeding”).
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

dismissed the case without prejudice in July 2012, concluding the litigation.
In Phillips, which is now pending in the U.S. District Court for the Northern District of Ohio, defendants filed in June 2012 a motion for partial judgment on the pleadings on plaintiffs’ class action consumer sales practices claims and a motion for judgment on the pleadings on plaintiffs’ state deceptive trade practices claims. In March 2013, the court granted defendants’ motions, dismissing with prejudice the associated claims. In April 2013, defendants filed a motion for judgment on the pleadings on the class component of plaintiffs’ claims for fraud and unjust enrichment. If defendants’ motion is successful, the only remaining claims that could potentially be pursued on a class-wide basis would be claims for implied and express warranty. Plaintiffs filed a motion for class certification in August 2013, which the court heard on October 30, 2013. On November 5, 2013, the district court, upon agreement of the parties, dismissed Altria Group, Inc. without prejudice. PM USA is now the sole defendant in the case.
In Cabbat, which is pending in the U.S. District Court for the District of Hawaii, plaintiffs amended their complaint in July 2012, adding a claim for unjust enrichment and dropping their claims for breach of express and implied warranty. Plaintiffs filed a motion for class certification in April 2013, which the trial court denied on January 6, 2014. On January 13, 2014, the trial court vacated the trial date of February 10, 2014. A new trial date has not been set. On January 21, 2014, plaintiffs petitioned the U.S. Court of Appeals for the Ninth Circuit for appellate review of the class certification decision.
In Wyatt, which is pending in the U.S. District Court for the Eastern District of Wisconsin, plaintiffs filed a motion for class certification in January 2013, which the court denied in August 2013. Also in August 2013, plaintiffs filed a petition for appeal to the U.S. Court of Appeals for the Seventh Circuit, which the court denied in September 2013. In October 2013, plaintiffs filed a motion in the district court seeking reconsideration of the denial of class certification.

▪“Lights” Cases Dismissed, Not Certified or Ordered De-Certified: To date, in addition to the district court in the MDL proceeding, 18 courts in 19 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.
Trial courts in Arizona, Hawaii, Illinois, Kansas, New Jersey, New Mexico, Tennessee, Washington and Wisconsin have refused to grant class certification or have dismissed plaintiffs’ class action allegations. Plaintiffs voluntarily dismissed a case in Michigan after a trial court dismissed the claims plaintiffs asserted under the Michigan Unfair Trade and Consumer Protection Act.
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

▪Other Developments: In Oregon (Pearson), a state court denied plaintiffs’ motion for interlocutory review of the trial court’s refusal to certify a class. In February 2007, PM USA filed a motion for summary judgment based on federal preemption and the Oregon statutory exemption. In September 2007, the district court granted PM USA’s motion based on express preemption under the FCLAA, and plaintiffs appealed this dismissal and the class certification denial to the Oregon Court of Appeals. Argument was held in April 2010. In June 2013, the Oregon Court of Appeals reversed the trial court’s denial of class certification and remanded to the trial court for further consideration of class certification. In July 2013, PM USA filed a petition for reconsideration with the Oregon Court of Appeals, which was denied in August 2013. PM USA filed its petition for review to the Oregon Supreme Court on October 25, 2013, which the court accepted on

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

January 16, 2014. Oral argument is scheduled for June 23, 2014.
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

▪The Price Case: Trial in Price commenced in state court in Illinois in January 2003 and, in March 2003, the judge found in favor of the plaintiff class and awarded $7.1 billion in compensatory damages and $3.0 billion in punitive damages against PM USA. In December 2005, the Illinois Supreme Court reversed the trial court’s judgment in favor of the plaintiffs. In November 2006, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari and, in December 2006, the Circuit Court of Madison County enforced the Illinois Supreme Court’s mandate and dismissed the case with prejudice.
In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the judgment entered by the trial court on remand from the 2005 Illinois Supreme Court decision overturning the verdict on the ground that the United States Supreme Court’s December 2008 decision in Good demonstrated that the Illinois Supreme Court’s decision was “inaccurate.” PM USA filed a motion to dismiss plaintiffs’ petition and, in February 2009, the trial court granted PM USA’s motion on the basis that the petition was not timely filed. In March 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois. In February 2011, the intermediate appellate court ruled that the petition was timely filed and reversed the trial court’s dismissal of the plaintiffs’ petition and, in September 2011, the Illinois Supreme Court declined PM USA’s petition for review. As a result, the case was returned to the trial court for proceedings on whether the court should grant the plaintiffs’ petition to reopen the prior judgment. In February 2012, plaintiffs filed an amended petition, which PM USA opposed. Subsequently, in responding to PM USA’s opposition to the amended petition, plaintiffs asked the trial court to reinstate the original judgment.  The trial court denied plaintiffs’ petition in December 2012. In January 2013, plaintiffs filed a notice of appeal with the Fifth Judicial District. In January 2013, PM USA filed a motion asking the Illinois Supreme Court to immediately exercise its jurisdiction over the appeal. In February 2013, the Illinois Supreme Court denied PM USA’s motion. Oral argument on plaintiffs’ appeal to the Fifth Judicial District was heard in October 2013.
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

▪ State Trial Court Class Certifications: State trial courts have certified classes against PM USA in several jurisdictions. Over time, several such cases have been dismissed by the courts at the summary judgment stage. Certified class actions remain pending at the trial or appellate level in California (Brown), Massachusetts (Aspinall), Missouri (Larsen) and Arkansas (Miner). Significant developments in these cases include:

▪
Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA’s motion for summary judgment and granted plaintiffs’ cross-motion for summary judgment on the defenses of federal preemption and a state law exemption to Massachusetts’ consumer protection statute. On motion of the parties, the trial court subsequently reported its decision to deny summary judgment to the appeals court for review and stayed further proceedings pending completion of the appellate review. In March 2009, the Massachusetts Supreme Judicial Court affirmed the order denying summary judgment to PM USA and granting the plaintiffs’ cross-motion. In January 2010, plaintiffs moved for partial summary judgment as to liability claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). In March 2012, the trial court denied plaintiffs’ motion. In February 2013, the trial court, upon agreement of the parties, dismissed without prejudice plaintiffs’ claims against Altria Group, Inc. PM USA is now the sole defendant in the case. In September 2013, the case was transferred to the Business Litigation Session of the Massachusetts Superior Court. Also in September 2013, plaintiffs filed a motion for partial summary

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

judgment on the scope of remedies available in the case.

▪
Brown: In June 1997, plaintiffs filed suit in California state court alleging that domestic cigarette manufacturers, including PM USA and others, violated California law regarding unfair, unlawful and fraudulent business practices.  In May 2009, the California Supreme Court reversed an earlier trial court decision that decertified the class and remanded the case to the trial court.  The class consists of individuals who, at the time they were residents of California, (i) smoked in California one or more cigarettes manufactured by PM USA that were labeled and/or advertised with the terms or phrases “light,” “medium,” “mild,” “low tar,” and/or “lowered tar and nicotine,” but not including any cigarettes labeled or advertised with the terms or phrases “ultra light” or “ultra low tar,” and (ii) who were exposed to defendant’s marketing and advertising activities in California.  Plaintiffs are seeking restitution of a portion of the costs of “light” cigarettes purchased during the class period and injunctive relief ordering corrective communications. In September 2012, at the plaintiffs’ request, the trial court dismissed all defendants except PM USA from the lawsuit.  Trial began in April 2013. In May 2013 the plaintiffs redefined the class to include California residents who smoked in California one or more of defendant’s Marlboro Lights cigarettes between January 1, 1998 and April 23, 2001, and who were exposed to defendant’s marketing and advertising activities in California. In June 2013, PM USA filed a motion to decertify the class. Trial concluded in July 2013. In September 2013, the court issued a final Statement of Decision, in which the court found that PM USA violated California law, but that plaintiffs had not established a basis for relief. On this basis, the court granted judgment for PM USA. The court also denied PM USA’s motion to decertify the class. In October 2013, the court entered final judgment in favor of PM USA. PM USA filed a motion seeking $766,321 in costs as the prevailing party. On October 30, 2013, plaintiffs filed a motion for sanctions seeking to offset PM USA’s claimed costs in light of alleged discovery violations and, on November 8, 2013, filed a motion requesting the court deny or reduce such costs. On November 8, 2013, plaintiffs moved for a new trial, which the court denied on December 12, 2013. On December 13, 2013, plaintiffs filed a notice of appeal and, on January 2, 2014, PM USA filed a conditional cross appeal.

▪
Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiffs’ motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995 - 2003. In June 2010, PM USA’s motion for partial summary judgment regarding plaintiffs’ request for punitive damages was denied. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Federal Government’s Lawsuit described above). The plaintiffs’ motion was denied in December 2010. In June 2011, PM USA filed various summary judgment motions challenging the plaintiffs’ claims. In August 2011, the trial court granted PM USA’s motion for partial summary judgment, ruling that plaintiffs could not present a damages claim based on allegations that Marlboro Lights are more dangerous than Marlboro Reds. The trial court denied PM USA’s remaining summary judgment motions. Trial in the case began in September 2011 and, in October 2011 the court declared a mistrial after the jury failed to reach a verdict. On January 27, 2014, the trial court reversed its prior ruling granting partial summary judgment against plaintiffs’ “more dangerous” claim and allowed plaintiffs to pursue that claim. Currently, there is no scheduled trial date.

▪
Miner: In June 2007, the United States Supreme Court reversed the lower court rulings in Miner (formerly known as Watson) that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendants’ contention that the case must be tried in federal court under the “federal officer” statute. The case was removed to federal court in Arkansas and the case was transferred to the MDL proceeding discussed above. In November 2010, the district court in the MDL proceeding remanded the case to Arkansas state court. In December 2011, plaintiffs voluntarily dismissed their claims against Altria Group, Inc. without prejudice. In March 2013, plaintiffs filed a class certification motion. On November 8, 2013, the trial court granted class certification. The certified class includes those individuals who, from November 1, 1971 through June 22, 2010, purchased Marlboro Lights, including Marlboro Ultra Lights, for personal consumption in Arkansas. PM USA filed a notice of appeal of the class certification ruling to the Arkansas Supreme Court on December 2, 2013.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Certain Other Tobacco-Related Litigation

▪Tobacco Price Case: One case remains pending in Kansas (Smith) in which plaintiffs allege that defendants, including PM USA and Altria Group, Inc., conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs’ motion for class certification was granted. In March 2012, the trial court granted defendants’ motions for summary judgment. Plaintiffs sought the trial court’s reconsideration of its decision, but in June 2012, the trial court denied plaintiffs’ motion for reconsideration. Plaintiffs have appealed the decision, and defendants have cross-appealed the trial court’s class certification decision, to the Court of Appeals of Kansas. Oral argument occurred on December 11, 2013.

▪Ignition Propensity Cases: PM USA and Altria Group, Inc. are currently facing litigation alleging that a fire caused by cigarettes led to individuals’ deaths.  In a Kentucky case (Walker), the federal district court denied plaintiffs’ motion to remand the case to state court and dismissed plaintiffs’ claims in February 2009. Plaintiffs subsequently filed a notice of appeal. In October 2011, the U.S. Court of Appeals for the Sixth Circuit reversed the portion of the district court decision that denied remand of the case to Kentucky state court and remanded the case to Kentucky state court. The Sixth Circuit did not address the merits of the district court’s dismissal order. Defendants’ petition for rehearing with the Sixth Circuit was denied in December 2011. Defendants filed a renewed motion to dismiss in state court in March 2013. Based on new evidence, in June 2013, defendants removed the case for a second time to the U.S. District Court for the Western District of Kentucky and re-filed their motion to dismiss in June 2013. In July 2013, plaintiffs filed a motion to remand the case to Kentucky state court.

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

▪Argentine Grower Cases: PM USA and Altria Group, Inc. are named as defendants in five cases (Hupan, Chalanuk,

Rodriguez Da Silva, Aranda and Taborda) filed in Delaware state court against multiple defendants by the parents of Argentine children born with alleged birth defects. Plaintiffs in these cases allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., an alleged subsidiary of PMI, and that they and their infant children were exposed directly and in utero to hazardous herbicides and pesticides used in the production and cultivation of tobacco. Plaintiffs seek compensatory and punitive damages against all defendants. Altria Group, Inc. and PM USA are in discussions with PMI regarding indemnification for these cases pursuant to the Distribution Agreement between Altria Group, Inc. and PMI. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement. In December 2012, Altria Group, Inc. and certain other defendants were dismissed from the Hupan, Chalanuk and Rodriguez Da Silva cases. Altria Group, Inc. and certain other defendants were dismissed from Aranda and Taborda in May 2013 and October 2013, respectively. The three remaining defendants in the five cases are PM USA, Philip Morris Global Brands (a subsidiary of PMI) and Monsanto Company.

UST Litigation

Claims related to smokeless tobacco products generally fall within the following categories:
First, UST and/or its tobacco subsidiaries has been named in certain actions in West Virginia (See In re: Tobacco Litigation above) brought by or on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs are five individuals alleging use of USSTC’s smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products. USSTC, along with other non-cigarette manufacturers, has remained severed from such proceedings since December 2001.
Second, UST and/or its tobacco subsidiaries has been named in a number of other individual tobacco and health suits over time. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. USSTC is currently named in one such action in Florida (Vassallo).

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
Guarantees and Other Similar Matters
In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At December 31, 2013, Altria Group, Inc. and certain of its subsidiaries were also contingently liable for $32 million of guarantees related to their own performance, consisting primarily of surety bonds. In addition, from time to time, subsidiaries of Altria Group, Inc. issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the “Distribution Agreement”), entered into as a result of Altria Group, Inc.'s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its consolidated balance sheet at December 31, 2013 as the fair value of this indemnification is insignificant.
As more fully discussed in Note 19. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program.
Redeemable Noncontrolling Interest
In September 2007, Ste. Michelle completed the acquisition of Stag’s Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which Ste. Michelle holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars, Ste. Michelle entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require Ste. Michelle to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori’s initial investment of $27 million. The put arrangement became exercisable on September 11, 2010 and has no expiration date. As of December 31, 2013, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized on the consolidated balance sheet for the put arrangement.
The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because redemption is outside of the control of Ste. Michelle. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section on the consolidated balance sheets at December 31, 2013 and 2012.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 19. Condensed Consolidating Financial Information
PM USA, which is a wholly-owned subsidiary of Altria Group, Inc., has guaranteed Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under its Credit Agreement and amounts outstanding under its commercial paper program (the “Guarantees”). Pursuant to the Guarantees, PM USA fully and unconditionally guarantees, as primary obligor, the payment and performance of Altria Group, Inc.’s obligations under the guaranteed debt instruments (the “Obligations”), subject to release under certain customary circumstances as noted below.
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
▪the payment in full of the Obligations pertaining to such Guarantees; and
▪the rating of Altria Group, Inc.’s long-term senior unsecured debt by Standard & Poor’s of A or higher.
At December 31, 2013, the respective principal wholly-owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.
The following sets forth the condensed consolidating balance sheets as of December 31, 2013 and 2012, condensed consolidating statements of earnings and comprehensive earnings for the years ended December 31, 2013, 2012 and 2011, and condensed consolidating statements of cash flows for the years ended December 31, 2013, 2012 and 2011 for Altria Group, Inc., PM USA and Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the Securities and Exchange Commission (“SEC”) interpretation and application of Rule 3-10 of SEC Regulation S-X.
The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Balance Sheets
(in millions of dollars)
____________________________

at December 31, 2013	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$3,114	$1	$60	$—	$3,175
Receivables	—	11	104	—	115
Inventories:
Leaf tobacco	—	564	369	—	933
Other raw materials	—	121	59	—	180
Work in process	—	3	391	—	394
Finished product	—	141	231	—	372
	—	829	1,050	—	1,879
Due from Altria Group, Inc. and subsidiaries	590	3,253	1,706	(5,549)	—
Deferred income taxes	2	1,133	26	(61)	1,100
Other current assets	109	125	105	(18)	321
Total current assets	3,815	5,352	3,051	(5,628)	6,590
Property, plant and equipment, at cost	2	3,269	1,546	—	4,817
Less accumulated depreciation	2	2,168	619	—	2,789
	—	1,101	927	—	2,028
Goodwill	—	—	5,174	—	5,174
Other intangible assets, net	—	2	12,056	—	12,058
Investment in SABMiller	6,455	—	—	—	6,455
Investment in consolidated subsidiaries	11,227	2,988	—	(14,215)	—
Finance assets, net	—	—	1,997	—	1,997
Due from Altria Group, Inc. and subsidiaries	4,790	—	—	(4,790)	—
Other assets	157	455	218	(273)	557
Total Assets	$26,444	$9,898	$23,423	$(24,906)	$34,859

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Balance Sheets (Continued)
(in millions of dollars)
____________________________

at December 31, 2013	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$525	$—	$—	$—	$525
Accounts payable	26	106	277	—	409
Accrued liabilities:
Marketing	—	464	48	—	512
Employment costs	94	10	151	—	255
Settlement charges	—	3,386	5	—	3,391
Other	302	531	253	(79)	1,007
Dividends payable	959	—	—	—	959
Due to Altria Group, Inc. and subsidiaries	4,487	473	589	(5,549)	—
Total current liabilities	6,393	4,970	1,323	(5,628)	7,058
Long-term debt	13,692	—	300	—	13,992
Deferred income taxes	1,867	—	5,260	(273)	6,854
Accrued pension costs	197	—	15	—	212
Accrued postretirement health care costs	—	1,437	718	—	2,155
Due to Altria Group, Inc. and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	176	130	129	—	435
Total Liabilities	22,325	6,537	12,535	(10,691)	30,706
Contingencies
Redeemable noncontrolling interest	—	—	35	—	35
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,714	3,310	10,328	(13,638)	5,714
Earnings reinvested in the business	25,168	282	1,498	(1,780)	25,168
Accumulated other comprehensive losses	(1,378)	(231)	(981)	1,212	(1,378)
Cost of repurchased stock	(26,320)	—	—	—	(26,320)
Total stockholders’ equity attributable to Altria Group, Inc.	4,119	3,361	10,854	(14,215)	4,119
Noncontrolling interests	—	—	(1)	—	(1)
Total stockholders’ equity	4,119	3,361	10,853	(14,215)	4,118
Total Liabilities and Stockholders’ Equity	$26,444	$9,898	$23,423	$(24,906)	$34,859

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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
(in millions of dollars)
_____________________________

for the year ended December 31, 2013	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$21,231	$3,269	$(34)	$24,466
Cost of sales	—	6,281	959	(34)	7,206
Excise taxes on products	—	6,553	250	—	6,803
Gross profit	—	8,397	2,060	—	10,457
Marketing, administration and research costs	223	1,837	260	—	2,320
Changes to Mondelēz & PMI tax-related receivables/payables	25	(3)	—	—	22
Asset impairment and exit costs	—	3	8	—	11
Amortization of intangibles	—	—	20	—	20
Operating (expense) income	(248)	6,560	1,772	—	8,084
Interest and other debt expense, net	643	2	404	—	1,049
Loss on early extinguishment of debt	1,084	—	—	—	1,084
Earnings from equity investment in SABMiller	(991)	—	—	—	(991)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(984)	6,558	1,368	—	6,942
(Benefit) provision for income taxes	(488)	2,406	489	—	2,407
Equity earnings of subsidiaries	5,031	216	—	(5,247)	—
Net earnings	4,535	4,368	879	(5,247)	4,535
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$4,535	$4,368	$879	$(5,247)	$4,535

Net earnings	$4,535	$4,368	$879	$(5,247)	$4,535
Other comprehensive earnings, net of deferred income taxes	662	198	910	(1,108)	662
Comprehensive earnings	5,197	4,566	1,789	(6,355)	5,197
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$5,197	$4,566	$1,789	$(6,355)	$5,197

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
(in millions of dollars)
_____________________________

for the year ended December 31, 2012	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$21,531	$3,110	$(23)	$24,618
Cost of sales	—	7,067	893	(23)	7,937
Excise taxes on products	—	6,831	287	—	7,118
Gross profit	—	7,633	1,930	—	9,563
Marketing, administration and research costs	210	1,867	204	—	2,281
Changes to Mondelēz and PMI tax-related receivables/payables	(52)	—	—	—	(52)
Asset impairment and exit costs	1	59	1	—	61
Amortization of intangibles	—	—	20	—	20
Operating (expense) income	(159)	5,707	1,705	—	7,253
Interest and other debt expense (income), net	705	(3)	424	—	1,126
Loss on early extinguishment of debt	874	—	—	—	874
Earnings from equity investment in SABMiller	(1,224)	—	—	—	(1,224)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(514)	5,710	1,281	—	6,477
(Benefit) provision for income taxes	(196)	2,100	390	—	2,294
Equity earnings of subsidiaries	4,498	218	—	(4,716)	—
Net earnings	4,180	3,828	891	(4,716)	4,183
Net earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Net earnings attributable to Altria Group, Inc.	$4,180	$3,828	$888	$(4,716)	$4,180

Net earnings	$4,180	$3,828	$891	$(4,716)	$4,183
Other comprehensive losses, net of deferred income taxes	(153)	(117)	(242)	359	(153)
Comprehensive earnings	4,027	3,711	649	(4,357)	4,030
Comprehensive earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive earnings attributable to Altria Group, Inc.	$4,027	$3,711	$646	$(4,357)	$4,027

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
(in millions of dollars)
_____________________________

for the year ended December 31, 2011	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$21,330	$2,496	$(26)	$23,800
Cost of sales	—	6,883	823	(26)	7,680
Excise taxes on products	—	6,846	335	—	7,181
Gross profit	—	7,601	1,338	—	8,939
Marketing, administration and research costs	186	2,164	293	—	2,643
Changes to Mondelēz and PMI tax-related receivables/payables	(14)	—	—	—	(14)
Asset impairment and exit costs	8	200	14	—	222
Amortization of intangibles	—	—	20	—	20
Operating (expense) income	(180)	5,237	1,011	—	6,068
Interest and other debt expense, net	698	61	457	—	1,216
Earnings from equity investment in SABMiller	(730)	—	—	—	(730)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(148)	5,176	554	—	5,582
(Benefit) provision for income taxes	(199)	1,930	458	—	2,189
Equity earnings of subsidiaries	3,339	153	—	(3,492)	—
Net earnings	3,390	3,399	96	(3,492)	3,393
Net earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Net earnings attributable to Altria Group, Inc.	$3,390	$3,399	$93	$(3,492)	$3,390

Net earnings	$3,390	$3,399	$96	$(3,492)	$3,393
Other comprehensive losses, net of deferred income taxes	(403)	(36)	(209)	245	(403)
Comprehensive earnings (losses)	2,987	3,363	(113)	(3,247)	2,990
Comprehensive earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive earnings attributable to Altria Group, Inc.	$2,987	$3,363	$(116)	$(3,247)	$2,987

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Cash Flows
(in millions of dollars)
_____________________________

for the year ended December 31, 2013	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$4,520	$4,192	$387	$(4,724)	$4,375
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(31)	(100)	—	(131)
Proceeds from finance assets	—	—	716	—	716
Other	—	—	17	—	17
Net cash (used in) provided by investing activities	—	(31)	633	—	602
Cash Provided by (Used in) Financing Activities
Long-term debt issued	4,179	—	—	—	4,179
Long-term debt repaid	(3,559)	—	—	—	(3,559)
Repurchases of common stock	(634)	—	—	—	(634)
Dividends paid on common stock	(3,612)	—	—	—	(3,612)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	432	240	(672)	—	—
Financing fees and debt issuance costs	(39)	—	—	—	(39)
Tender premiums and fees related to early extinguishment of debt	(1,054)	—	—	—	(1,054)
Cash dividends paid to parent	—	(4,400)	(324)	4,724	—
Other	19	—	(2)	—	17
Net cash used in financing activities	(4,268)	(4,160)	(998)	4,724	(4,702)
Cash and cash equivalents:
Increase	252	1	22	—	275
Balance at beginning of year	2,862	—	38	—	2,900
Balance at end of year	$3,114	$1	$60	$—	$3,175

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Cash Flows
(in millions of dollars)
_____________________________

for the year ended December 31, 2012	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$3,063	$4,200	$549	$(3,927)	$3,885
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(35)	(89)	—	(124)
Proceeds from finance assets	—	—	1,049	—	1,049
Other	—	—	(5)	—	(5)
Net cash (used in) provided by investing activities	—	(35)	955	—	920
Cash Provided by (Used in) Financing Activities
Long-term debt issued	2,787	—	—	—	2,787
Long-term debt repaid	(2,000)	—	(600)	—	(2,600)
Repurchases of common stock	(1,082)	—	—	—	(1,082)
Dividends paid on common stock	(3,400)	—	—	—	(3,400)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	1,128	(475)	(653)	—	—
Financing fees and debt issuance costs	(22)	—	—	—	(22)
Tender premiums and fees related to early extinguishment of debt	(864)	—	—	—	(864)
Cash dividends paid to parent	—	(3,690)	(237)	3,927	—
Other	7	—	(1)	—	6
Net cash used in financing activities	(3,446)	(4,165)	(1,491)	3,927	(5,175)
Cash and cash equivalents:
(Decrease) increase	(383)	—	13	—	(370)
Balance at beginning of year	3,245	—	25	—	3,270
Balance at end of year	$2,862	$—	$38	$—	$2,900

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Cash Flows
(in millions of dollars)
_____________________________

for the year ended December 31, 2011	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$3,515	$3,719	$226	$(3,879)	$3,581
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(26)	(79)	—	(105)
Proceeds from finance assets	—	—	490	—	490
Other	—	1	1	—	2
Net cash (used in) provided by investing activities	—	(25)	412	—	387
Cash Provided by (Used in) Financing Activities
Long-term debt issued	1,494	—	—	—	1,494
Repurchases of common stock	(1,327)	—	—	—	(1,327)
Dividends paid on common stock	(3,222)	—	—	—	(3,222)
Issuances of common stock	29	—	—	—	29
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	441	(28)	(413)	—	—
Financing fees and debt issuance costs	(24)	—	—	—	(24)
Cash dividends paid to parent	—	(3,666)	(213)	3,879	—
Other	41	—	(3)	—	38
Net cash used in financing activities	(2,568)	(3,694)	(629)	3,879	(3,012)
Cash and cash equivalents:
Increase	947	—	9	—	956
Balance at beginning of year	2,298	—	16	—	2,314
Balance at end of year	$3,245	$—	$25	$—	$3,270

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 20. Quarterly Financial Data (Unaudited)

	2013 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$5,528	$6,305	$6,553	$6,080
Gross profit	$2,674	$2,554	$2,821	$2,408
Net earnings	$1,385	$1,266	$1,396	$488
Net earnings attributable to Altria Group, Inc.	$1,385	$1,266	$1,396	$488
Per share data:
Basic and diluted EPS attributable to Altria Group, Inc.	$0.69	$0.63	$0.70	$0.24
Dividends declared	$0.44	$0.44	$0.48	$0.48
Market price — high	$35.47	$37.61	$37.48	$38.58
— low	$31.85	$34.08	$33.12	$34.23

	2012 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$5,647	$6,487	$6,242	$6,242
Gross profit	$2,202	$2,494	$2,484	$2,383
Net earnings	$1,195	$1,226	$657	$1,105
Net earnings attributable to noncontrolling interests	—	(1)	—	(2)
Net earnings attributable to Altria Group, Inc.	$1,195	$1,225	$657	$1,103
Per share data:
Basic and diluted EPS attributable to Altria Group, Inc.	$0.59	$0.60	$0.32	$0.55
Dividends declared	$0.41	$0.41	$0.44	$0.44
Market price — high	$31.00	$34.60	$36.29	$34.25
— low	$28.00	$30.74	$32.72	$30.01
During 2013 and 2012, the following pre-tax charges or (gains) were included in net earnings attributable to Altria Group, Inc.:

	2013 Quarters
(in millions)	1st	2nd	3rd	4th
NPM Adjustment Items	$(483)	$(36)	$(145)	$—
Tobacco and health judgments, including accrued interest	6	—	16	—
PMCC decrease to allowance for losses	(20)	(27)	—	—
Asset impairment, exit and implementation costs	1	1	—	10
Loss on early extinguishment of debt	—	—	—	1,084
SABMiller special items	15	(4)	14	6
	$(481)	$(66)	$(115)	$1,100

	2012 Quarters
(in millions)	1st	2nd	3rd	4th
Reduction to cumulative lease earnings related to the Closing Agreement	$—	$7	$—	$—
Tobacco and health judgments, including accrued interest	—	1	3	1
PMCC decrease to allowance for losses and recoveries	—	(11)	(33)	—
Asset impairment, exit and implementation costs	4	25	11	16
Loss on early extinguishment of debt	—	—	874	—
SABMiller special items	(309)	26	19	16
	$(305)	$48	$874	$33
As discussed in Note 14. Income Taxes, Altria Group, Inc. has recognized income tax benefits and charges in the consolidated statements of earnings during 2013 and 2012 as a result of various tax events.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Altria Group, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows, present fairly, in all material respects, the financial position of Altria Group, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Altria Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Altria Group, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on Altria Group, Inc.’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP

Richmond, Virginia
January 30, 2014

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
Management assessed the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Altria Group, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2013, Altria Group, Inc. maintained effective internal control over financial reporting.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of Altria Group, Inc. included in this report, has audited the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2013, as stated in their report herein.

January 30, 2014

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Altria Group, Inc. carried out an evaluation, with the participation of Altria Group, Inc.’s management, including Altria Group, Inc.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Altria Group, Inc.’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, Altria Group, Inc.’s

Chief Executive Officer and Chief Financial Officer concluded that Altria Group, Inc.’s disclosure controls and procedures are effective. There have been no changes in Altria Group, Inc.’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Altria Group, Inc.’s internal control over financial reporting.
The Report of Independent Registered Public Accounting Firm and the Report of Management on Internal Control over Financial Reporting are included in Item 8.
Item 9B. Other Information.
 None.

Part III
Except for the information relating to the executive officers set forth in Item 10, and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to Altria Group, Inc.’s definitive proxy statement for use in connection with its Annual Meeting of Shareholders to be held on May 14, 2014 that will be filed with the SEC on or about April 3, 2014 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10. Directors, Executive Officers and Corporate Governance.
Refer to “Proposals Requiring Your Vote - Proposal 1 - Election of Directors,” “Ownership of Equity Securities of the Company - Section 16(a) Beneficial Ownership Reporting Compliance” and “Board and Governance Matters - Committees of the Board of Directors” sections of the proxy statement.
Executive Officers as of February 14, 2014:

Name	Office	Age
Martin J. Barrington	Chairman of the Board and Chief Executive Officer	60
David R. Beran	President and Chief Operating Officer	59
Ivan S. Feldman	Vice President and Controller	47
Clifford B. Fleet	President and Chief Executive Officer, Philip Morris USA Inc.	43
Michael B. French	Senior Vice President and Chief Marketing and Innovation Officer, Altria Client Services Inc.	59
William F. Gifford, Jr.	Senior Vice President, Strategy and Business Development	43
Louanna O. Heuhsen	Vice President, Corporate Governance and Associate General Counsel	63
Craig A. Johnson	President and Chief Executive Officer, Altria Group Distribution Company	61
Denise F. Keane	Executive Vice President and General Counsel	61
Salvatore Mancuso	Treasurer and Senior Vice President, Investor Relations and Accounting	48
John R. Nelson	Executive Vice President and Chief Technology Officer	61
Brian W. Quigley	President and Chief Executive Officer, U.S. Smokeless Tobacco Company LLC	40
W. Hildebrandt Surgner, Jr.	Corporate Secretary and Senior Assistant General Counsel	48
Charles N. Whitaker	Senior Vice President, Human Resources & Compliance and Chief Compliance Officer	47
Howard A. Willard III	Executive Vice President and Chief Financial Officer	50
All of the above-mentioned officers have been employed by Altria Group, Inc. or its subsidiaries in various capacities during the past five years, except for Mr. French, who joined Altria Client Services Inc. in 2012 after having served as Senior Vice President, Corporate Strategy at Brown Forman Corporation,

one of the leading American-owned companies in the wine and spirits business, from March 2007 until May 2011. From May 2011 until joining Altria Client Services Inc., Mr. French worked as a private marketing and strategy consultant.

Effective November 16, 2013, Mr. Gifford, previously President and Chief Executive Officer of PM USA, was appointed Senior Vice President, Strategy & Business Development of Altria Group, Inc.
Effective November 16, 2013, Mr. Mancuso, previously Vice President and Treasurer, Finance and Strategy of Altria Group, Inc., was appointed Treasurer and Senior Vice President, Investor Relations and Accounting of Altria Group, Inc.
Effective November 16, 2013, Mr. Fleet was appointed President and Chief Executive Officer of PM USA. Since 1995, Mr. Fleet has been continuously employed by Altria Group, Inc.’s businesses or its subsidiaries in various positions including Manufacturing, Sales, Investor Relations, Strategy & Business Development and Brand Management.
Mr. Whitaker’s wife and Mr. Surgner’s wife are first cousins.
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

Item 11. Executive Compensation.
Refer to “Executive Compensation,” “Compensation Committee Matters - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Matters - Compensation Committee Report for the Year Ended December 31, 2013,” and “Board and Governance Matters - Directors - Compensation of Directors” sections of the proxy statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under Altria Group, Inc.’s equity compensation plans at December 31, 2013, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by shareholders (1)	54,442 (2)	$—	45,789,309 (3)

(1)
The following plans have been approved by Altria Group, Inc. shareholders and have shares referenced in column (a) or column (c): the 2010 Performance Incentive Plan and the Stock Compensation Plan for Non-Employee Directors.

(2)	Represents 54,442 shares of deferred stock.

(3)
Includes 45,254,733 shares available under the 2010 Performance Incentive Plan and 534,576 shares available under the Stock Compensation Plan for Non-Employee Directors, and excludes shares reflected in column (a).

Refer to “Ownership of Equity Securities of the Company - Directors and Executive Officers” and “Ownership of Equity Securities of the Company - Certain Other Beneficial Owners” sections of the proxy statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Refer to “Related Person Transactions and Code of Conduct” and “Board and Governance Matters - Directors - Director Independence Determinations” sections of the proxy statement.

Item 14. Principal Accounting Fees and Services.
Refer to “Audit Committee Matters - Independent Registered Public Accounting Firm’s Fees” and “Audit Committee Matters - Pre-Approval Policy” sections of the proxy statement.
Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Index to Consolidated Financial Statements and Schedules

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

In accordance with Regulation S-X Rule 3-09, the financial statements of SABMiller for its fiscal years ended March 31, 2014 (unaudited), 2013 and 2012 (unaudited), will be filed by amendment within six months after SABMiller’s fiscal year ended March 31, 2014.

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

4.4
5-Year Revolving Credit Agreement, dated as of June 30, 2011, among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on June 30, 2011 (File No. 1-08940).

4.5
Amended and Restated 5-Year Revolving Credit Agreement, dated as of August 19, 2013, among Altria Group, Inc. and the Initial Lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on August 23, 2013 (File No. 1-08940).

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

10.11
Term Sheet effective December 17, 2012, between Philip Morris USA Inc., the other participating manufacturers, and various states and territories for settlement of the 2003 - 2012 Non-Participating Manufacturer Adjustment with those states. Incorporated by reference to Altria Group, Inc.’s Current Report on From 8-K filed on December 18, 2012 (File No. 1-08940).

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

10.15
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

10.18	Financial Counseling Program. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08940).*

10.19
Benefit Equalization Plan, effective September 2, 1974, as amended. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-08940).*

10.20	Form of Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-08940).*

10.21	Form of Supplemental Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-08940).*

10.22	Automobile Policy. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).*

10.23
Supplemental Management Employees’ Retirement Plan of Altria Group, Inc., effective as of October 1, 1987, as amended and in effect as of January 1, 2012. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 1-08940).*

10.24
Unit Plan for Incumbent Non-Employee Directors, effective January 1, 1996, as amended effective October 1, 2012. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-08940).*

10.25
Grantor Trust Agreement by and between Altria Client Services Inc. and Wells Fargo Bank, National Association, dated February 23, 2011. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-08940).*

10.26
Long-Term Disability Benefit Equalization Plan, effective as of January 1, 1989, as amended. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 1-08940).*

10.27
Survivor Income Benefit Equalization Plan, effective as of January 1, 1985, as amended and in effect as of January 1, 2010. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (File No. 1-08940).*

10.28
2000 Stock Compensation Plan for Non-Employee Directors, as amended and restated as of March 1, 2003. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08940).*

10.29	2005 Performance Incentive Plan, effective on May 1, 2005. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement filed on March 14, 2005 (File No. 1-08940).*

10.30
Deferred Fee Plan for Non-Employee Directors, as amended and restated effective October 1, 2012. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-08940).*

10.31
Stock Compensation Plan for Non-Employee Directors, as amended and restated effective October 1, 2012. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-08940).*

10.32	2010 Performance Incentive Plan, effective on May 20, 2010. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement filed on April 9, 2010 (File No. 1-08940).*

10.33
Kraft Foods Inc. (now known as Mondelēz International, Inc.) Supplemental Benefits Plan I (including First Amendment adding Supplement A), as amended and restated effective as of January 1, 1996. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-08940).*

10.34	Form of Indemnity Agreement. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on October 30, 2006 (File No. 1-08940).

10.35
Form of Restricted Stock Agreement, dated as of December 31, 2009. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08940).*

10.36	Form of Restricted Stock Agreement, dated as of January 26, 2010. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 28, 2010 (File No. 1-08940).*

10.37	Form of Restricted Stock Agreement, dated as of January 25, 2011. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 27, 2011(File No. 1-08940).*

10.38	Form of Deferred Stock Agreement, dated as of January 25, 2011. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 27, 2011 (File No. 1-08940).*

10.39	Form of Restricted Stock Agreement, dated as of January 25, 2012. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 27, 2012 (File No. 1-08940).*

10.40	Form of Restricted Stock Agreement, dated as of May 16, 2012. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on May 17, 2012 (File No. 1-08940).*

10.41	Form of Restricted Stock Agreement, dated as of January 29, 2013. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 31, 2013 (File No. 1-08940).*

10.42	Form of Deferred Stock Agreement, dated as of January 29, 2013. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 1-08940).*

10.43	Form of Executive Confidentiality and Non-Competition Agreement. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 27, 2011 (File No. 1-08940).*

10.44
Time Sharing Agreement between Altria Client Services Inc. and Martin J. Barrington, dated as of July 25, 2012. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 1-08940).*

10.45
Time Sharing Agreement between Altria Client Services Inc. and David R. Beran, dated as of July 25, 2012. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 1-08940).*

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

99.3
Definitions of Terms Related to Financial Covenants Included in Altria Group, Inc.’s Amended and Restated 5-Year Revolving Credit Agreement, dated as of August 19, 2013. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 (File No. 1-08940).

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

Date: February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature		Title	Date

/s/ MARTIN J. BARRINGTON (Martin J. Barrington)		Director, Chairman of the Board and Chief Executive Officer	February 26, 2014

/s/ HOWARD A. WILLARD III (Howard A. Willard III)		Executive Vice President and Chief Financial Officer	February 26, 2014

/s/ IVAN S. FELDMAN (Ivan S. Feldman)		Vice President and Controller	February 26, 2014

* GERALD L. BALILES, JOHN T. CASTEEN III, DINYAR S. DEVITRE, THOMAS F. FARRELL II, THOMAS W. JONES, DEBRA J. KELLY-ENNIS W. LEO KIELY III, KATHRYN B. MCQUADE, GEORGE MUÑOZ, NABIL Y. SAKKAB		Directors

*By:	/s/ MARTIN J. BARRINGTON (MARTIN J. BARRINGTON ATTORNEY-IN-FACT)		February 26, 2014

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of Altria Group, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated January 30, 2014 appearing in this Annual Report on Form 10-K of Altria Group, Inc. also included an audit of the financial statement schedule appearing on Page S-2 of this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Richmond, Virginia
January 30, 2014

S-1

Altria Group, Inc. and Subsidiaries

Valuation and Qualifying Accounts
For the Years Ended December 31, 2013, 2012 and 2011
(in millions)

Col. A	Col. B		Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions	Balance at End of Period
					(a)
2013:

Allowance for discounts	$—	$610		$—	$610	$—
Allowance for returned goods	42	150		—	151	41
Allowance for losses on finance assets	99	(47)		—	—	52
	$141	$713		$—	$761	$93

2012:

Allowance for discounts	$—	$619		$—	$619	$—
Allowance for returned goods	54	114		—	126	42
Allowance for losses on finance assets	227	(10)		—	118	99
	$281	$723		$—	$863	$141

2011:

Allowance for discounts	$—	$602		$—	$602	$—
Allowance for returned goods	46	102		—	94	54
Allowance for losses on finance assets	202	25		—	—	227
	$248	$729		$—	$696	$281

Notes:
(a) Represents charges for which allowances were created

S-2