Form 10-Q
period 2014-03-31
ALTRIA GROUP, INC.
filed 2014-04-24
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
At April 15, 2014, there were 1,986,461,132 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$3,620	$3,175
Receivables	113	115
Inventories:
Leaf tobacco	976	933
Other raw materials	188	180
Work in process	379	394
Finished product	427	372
	1,970	1,879
Deferred income taxes	1,100	1,100
Other current assets	174	321
Total current assets	6,977	6,590
Property, plant and equipment, at cost	4,828	4,817
Less accumulated depreciation	2,825	2,789
	2,003	2,028
Goodwill	5,174	5,174
Other intangible assets, net	12,053	12,058
Investment in SABMiller	6,734	6,455
Finance assets, net	1,874	1,997
Other assets	591	557
Total Assets	$35,406	$34,859

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	March 31, 2014	December 31, 2013
Liabilities
Current portion of long-term debt	$—	$525
Accounts payable	321	409
Accrued liabilities:
Marketing	443	512
Employment costs	65	255
Settlement charges	4,310	3,391
Other	970	1,007
Income taxes	518	—
Dividends payable	957	959
Total current liabilities	7,584	7,058
Long-term debt	13,992	13,992
Deferred income taxes	6,908	6,854
Accrued pension costs	213	212
Accrued postretirement health care costs	2,156	2,155
Other liabilities	406	435
Total liabilities	31,259	30,706
Contingencies (Note 9)
Redeemable noncontrolling interest	34	35
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,678	5,714
Earnings reinvested in the business	25,388	25,168
Accumulated other comprehensive losses	(1,318)	(1,378)
Cost of repurchased stock (819,239,788 shares in 2014 and 812,482,035 shares in 2013)	(26,568)	(26,320)
Total stockholders’ equity attributable to Altria Group, Inc.	4,115	4,119
Noncontrolling interests	(2)	(1)
Total stockholders’ equity	4,113	4,118
Total Liabilities and Stockholders’ Equity	$35,406	$34,859
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net revenues	$5,517	$5,528
Cost of sales	1,752	1,299
Excise taxes on products	1,509	1,555
Gross profit	2,256	2,674
Marketing, administration and research costs	520	522
Asset impairment and exit costs	2	—
Operating income	1,734	2,152
Interest and other debt expense, net	153	261
Earnings from equity investment in SABMiller	(225)	(256)
Earnings before income taxes	1,806	2,147
Provision for income taxes	631	762
Net earnings	1,175	1,385
Net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to Altria Group, Inc.	$1,175	$1,385
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$0.59	$0.69
Dividends declared	$0.48	$0.44

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net earnings	$1,175	$1,385
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	25	66
SABMiller	35	(94)
Other comprehensive earnings (losses), net of deferred income taxes	60	(28)

Comprehensive earnings	1,235	1,357
Comprehensive earnings attributable to noncontrolling interests	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$1,235	$1,357

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Year Ended December 31, 2013 and
the Three Months Ended March 31, 2014
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2012	$935	$5,688	$24,316	$(2,040)	$(25,731)	$2	$3,170
Net earnings (losses) (1)	—	—	4,535	—	—	(3)	4,532
Other comprehensive earnings, net of deferred income taxes	—	—	—	662	—	—	662
Stock award activity	—	26	—	—	11	—	37
Cash dividends declared ($1.84 per share)	—	—	(3,683)	—	—	—	(3,683)
Repurchases of common stock	—	—	—	—	(600)	—	(600)
Balances, December 31, 2013	935	5,714	25,168	(1,378)	(26,320)	(1)	4,118
Net earnings (losses) (1)	—	—	1,175	—	—	(1)	1,174
Other comprehensive earnings, net of deferred income taxes	—	—	—	60	—	—	60
Stock award activity	—	(36)	—	—	24	—	(12)
Cash dividends declared ($0.48 per share)	—	—	(955)	—	—	—	(955)
Repurchases of common stock	—	—	—	—	(272)	—	(272)
Balances, March 31, 2014	$935	$5,678	$25,388	$(1,318)	$(26,568)	$(2)	$4,113

(1)
Net losses attributable to noncontrolling interests for the three months ended March 31, 2014 and for the year ended December 31, 2013 exclude net earnings of $1 million and $3 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section in the condensed consolidated balance sheets at March 31, 2014 and December 31, 2013.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash Provided by (Used in) Operating Activities
Net earnings	$1,175	$1,385
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	50	54
Deferred income tax (benefit) provision	(13)	16
Earnings from equity investment in SABMiller	(225)	(256)
Cash effects of changes:
Receivables, net	2	81
Inventories	(91)	(70)
Accounts payable	(109)	(218)
Income taxes	601	639
Accrued liabilities and other current assets	(234)	(193)
Accrued settlement charges	919	527
Pension plan contributions	(4)	(358)
Pension provisions and postretirement, net	11	48
Other	43	9
Net cash provided by operating activities	2,125	1,664
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash Provided by (Used in) Investing Activities
Capital expenditures	$(27)	$(15)
Proceeds from finance assets	98	203
Other	5	—
Net cash provided by investing activities	76	188
Cash Used in Financing Activities
Long-term debt repaid	(525)	—
Repurchases of common stock	(272)	(91)
Dividends paid on common stock	(957)	(886)
Other	(2)	—
Cash used in financing activities	(1,756)	(977)
Cash and cash equivalents:
Increase	445	875
Balance at beginning of period	3,175	2,900
Balance at end of period	$3,620	$3,775
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At March 31, 2014, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless tobacco products in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary, which is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary, which maintains a portfolio of leveraged and direct finance leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to Altria Group, Inc.’s operating subsidiaries, and Altria Client Services Inc., which provides various support services, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc.’s operating subsidiaries. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At March 31, 2014, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

At March 31, 2014, Altria Group, Inc. also held approximately 26.8% of the economic and voting interest of SABMiller plc (“SABMiller”) , which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends.

Share Repurchases

Altria Group, Inc.’s share repurchase activity was as follows:

	For the Three Months Ended March 31,
	2014	2013
	(in millions, except per share data)
Total number of shares repurchased	7.5	1.7
Aggregate cost of shares repurchased	$272	$57
Average price per share of shares repurchased	$35.98	$34.05

Altria Group, Inc.’s Board of Directors (the “Board of Directors”) authorized a $1.0 billion share repurchase program in October 2011 and expanded it to $1.5 billion in October 2012 (as expanded, the “October 2011 share repurchase program”). During the first quarter of 2013, Altria Group, Inc. completed the October 2011 share repurchase program. Under the October 2011 share repurchase program, Altria Group, Inc. repurchased a total of 48.3 million shares of its common stock at an average price of $31.06 per share.

The Board of Directors authorized a $300 million share repurchase program in April 2013 and expanded it to $1.0 billion in August 2013 (as expanded, the “April 2013 share repurchase program”). At March 31, 2014, Altria Group, Inc. had approximately $185 million remaining in the April 2013 share repurchase program. The timing of share repurchases under the April 2013 share repurchase program depends upon marketplace conditions and other factors. The April 2013 share repurchase program remains subject to the discretion of the Board of Directors.

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

These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

Certain prior-period amounts have been reclassified to conform with the current-period presentation, due primarily to the reclassification of changes in book overdrafts on Altria Group, Inc.’s condensed consolidated statements of cash flows to operating activities. These amounts were previously classified as financing activities.

Note 2. Benefit Plans:

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	For the Three Months Ended March 31,
	2014	2013
	(in millions)
Service cost	$17	$21
Interest cost	86	78
Expected return on plan assets	(130)	(123)
Amortization:
Net loss	38	69
Prior service cost	3	3
Net periodic pension cost	$14	$48

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employer Contributions

Altria Group, Inc. makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. Employer contributions of $4 million were made to Altria Group, Inc.’s pension plans during the three months ended March 31, 2014. Currently, Altria Group, Inc. anticipates making additional employer contributions to its pension plans during the remainder of 2014 of approximately $15 million to $45 million based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Three Months Ended March 31,
	2014	2013
	(in millions)
Service cost	$4	$5
Interest cost	27	25
Amortization:
Net loss	7	14
Prior service credit	(11)	(11)
Net postretirement health care costs	$27	$33

Note 3. Earnings from Equity Investment in SABMiller:

Pre-tax earnings from Altria Group, Inc.’s equity investment in SABMiller consisted of the following:

	For the Three Months Ended March 31,
	2014	2013
	(in millions)
Equity earnings	$214	$199
Gains resulting from issuances of common stock by SABMiller	11	57
	$225	$256

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended March 31,
	2014	2013
	(in millions)
Net earnings attributable to Altria Group, Inc.	$1,175	$1,385
Less: Distributed and undistributed earnings attributable to unvested restricted and deferred shares	(3)	(4)
Earnings for basic and diluted EPS	$1,172	$1,381

Weighted-average shares for basic and diluted EPS	1,986	2,003

Note 5. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

	For the Three Months Ended March 31, 2014
	Currency Translation Adjustments	Benefit Plans	SABMiller	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2013	$—	$(1,273)	$(105)	$(1,378)

Other comprehensive earnings before reclassifications	—	—	51	51
Deferred income taxes	—	—	(18)	(18)
Other comprehensive earnings before reclassifications, net of deferred income taxes	—	—	33	33

Amounts reclassified to net earnings	—	41	3	44
Deferred income taxes	—	(16)	(1)	(17)
Amounts reclassified to net earnings, net of deferred income taxes	—	25	2	27

Other comprehensive earnings, net of deferred income taxes	—	25	35	60

Balances, March 31, 2014	$—	$(1,248)	$(70)	$(1,318)

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended March 31, 2013
	Currency Translation Adjustments	Benefit Plans	SABMiller	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2012	$2	$(2,414)	$372	$(2,040)

Other comprehensive earnings (losses) before reclassifications	—	30	(143)	(113)
Deferred income taxes	—	(13)	50	37
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	17	(93)	(76)

Amounts reclassified to net earnings	—	79	(2)	77
Deferred income taxes	—	(30)	1	(29)
Amounts reclassified to net earnings, net of deferred income taxes	—	49	(1)	48

Other comprehensive earnings (losses), net of deferred income taxes	—	66	(94)	(28)

Balances, March 31, 2013	$2	$(2,348)	$278	$(2,068)

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Three Months Ended March 31,
	2014	2013
	(in millions)
Benefit Plans: (1)
Net loss	$49	$87
Prior service cost/credit	(8)	(8)
	41	79

SABMiller (2)	3	(2)

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$44	$77

(1) Amounts are included in net defined benefit plan costs. For further details, see Note 2. Benefit Plans.

(2) Amounts are included in earnings from equity investment in SABMiller. For further information on Altria Group, Inc.’s equity investment in SABMiller, see Note 3. Earnings from Equity Investment in SABMiller.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6. Segment Reporting:

The products of Altria Group, Inc.’s subsidiaries include smokeable products comprised of cigarettes manufactured and sold by PM USA and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; smokeless products manufactured and sold by USSTC and PM USA; and wine produced and/or distributed by Ste. Michelle. The products and services of these subsidiaries constitute Altria Group, Inc.’s reportable segments of smokeable products, smokeless products and wine. The financial services and the alternative products businesses are included in all other.

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
Segment data were as follows:

	For the Three Months Ended March 31,
	2014	2013
	(in millions)
Net revenues:
Smokeable products	$4,958	$4,968
Smokeless products	415	390
Wine	129	126
All other	15	44
Net revenues	$5,517	$5,528
Earnings before income taxes:
Operating companies income:
Smokeable products	$1,531	$1,920
Smokeless products	239	222
Wine	22	20
All other	(1)	50
Amortization of intangibles	(5)	(5)
General corporate expenses	(52)	(55)
Operating income	1,734	2,152
Interest and other debt expense, net	(153)	(261)
Earnings from equity investment in SABMiller	225	256
Earnings before income taxes	$1,806	$2,147

The comparability of operating companies income for the reportable segments was affected by the following item:

Non-Participating Manufacturer (“NPM”) Adjustment Settlement - For the three months ended March 31, 2013, PM USA recorded a reduction to cost of sales of $483 million, which increased operating companies income in the smokeable products segment. This reduction to cost of sales resulted from the settlement of disputes with certain states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement (the “MSA”) for the years 2003 - 2012 discussed in detail under Health Care Cost Recovery Litigation - Possible Adjustments in MSA Payments for 2003 - 2013 in Note 9. Contingencies.

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

At March 31, 2014, finance assets, net, of $1,874 million were comprised of investments in finance leases of $1,916 million, reduced by the allowance for losses of $42 million. At December 31, 2013, finance assets, net, of $1,997 million were comprised of investments in finance leases of $2,049 million, reduced by the allowance for losses of $52 million.

PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. During the first quarters of 2014 and 2013, PMCC determined that its allowance for losses exceeded the amounts required based on management’s assessment of the credit quality and size of PMCC’s leasing portfolio. As a result, for the three months ended March 31, 2014 and 2013, PMCC reduced its allowance for losses by $10 million and $20 million, respectively. These decreases to the allowance for losses were recorded as reductions to marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statements of earnings. PMCC believes that, as of March 31, 2014, the allowance for losses of $42 million was adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may increase or decrease its allowance for losses if such conditions change in the future.
The activity in the allowance for losses on finance assets for the three months ended March 31, 2014 and 2013 was as follows:

	For the Three Months Ended March 31,
	2014	2013
	(in millions)
Balance at beginning of the year	$52	$99
Decrease to allowance	(10)	(20)
Balance at March 31	$42	$79

All PMCC lessees were current on their lease payment obligations as of March 31, 2014.
The credit quality of PMCC’s investments in finance leases as assigned by Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”) at March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
	(in millions)
Credit Rating by Standard & Poor’s/Moody’s:
“AAA/Aaa” to “A-/A3”	$409	$464
“BBB+/Baa1” to “BBB-/Baa3”	892	927
“BB+/Ba1” and Lower	615	658
Total	$1,916	$2,049

Note 8. Debt:

At March 31, 2014 and December 31, 2013, Altria Group, Inc. had no short-term borrowings.

Long-term Debt

During the first quarter of 2014, Altria Group, Inc. repaid in full at maturity senior unsecured notes in the aggregate principal amount of $525 million.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Altria Group, Inc.’s estimate of the fair value of its debt is based on observable market information derived from a third party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.’s total long-term debt at March 31, 2014 and December 31, 2013, was $15.9 billion and $16.1 billion, respectively, as compared with its carrying value of $14.0 billion and $14.5 billion, respectively.

Note 9. Contingencies:

Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria Group, Inc. and its subsidiaries, including PM USA and UST and its subsidiaries, as well as their respective indemnitees. Various types of claims may be raised in these proceedings, including product liability, consumer protection, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of competitors or distributors.
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
Altria Group, Inc. and its subsidiaries record provisions in the condensed consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except to the extent discussed elsewhere in this Note 9. Contingencies: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the condensed consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.
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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of April 21, 2014, April 22, 2013 and April 23, 2012.

Type of Case	Number of Cases Pending as of April 21, 2014	Number of Cases Pending as of April 22, 2013	Number of Cases Pending as of April 23, 2012
Individual Smoking and Health Cases (1)	70	71	79
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	6	6	7
Health Care Cost Recovery Actions (3)	1	1	1
“Lights/Ultra Lights” Class Actions	15	15	17

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
(2) Includes as one case the 600 civil actions (of which 346 were actions against PM USA) that were to be tried in a single proceeding in West Virginia (In re: Tobacco Litigation). The West Virginia Supreme Court of Appeals has ruled that the United States Constitution did not preclude a trial in two phases in this case. Issues related to defendants’ conduct and whether punitive damages are permissible were tried in the first phase. Trial in the first phase of this case began in April 2013. In May 2013, the jury returned a verdict in favor of defendants on the claims for design defect, negligence, failure to warn, breach of warranty, and concealment and declined to find that the defendants’ conduct warranted punitive damages. Plaintiffs prevailed on their claim that ventilated filter cigarettes should have included use instructions for the period 1964 - 1969. The second phase, if any, will consist of individual trials to determine liability and compensatory damages on that claim only. In August 2013, the trial court denied all post-trial motions. The trial court entered final judgment in October 2013 and, in November 2013, plaintiffs filed their notice of appeal to the West Virginia Supreme Court of Appeals.
(3) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
▪International Tobacco-Related Cases: As of April 21, 2014, PM USA is a named defendant in Israel in one “Lights” class action. PM USA is a named defendant in nine health care cost recovery actions in Canada, seven of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.

▪Tobacco-Related Cases Set for Trial: As of April 21, 2014, 52 Engle progeny cases and three individual smoking and health cases against PM USA are set for trial in 2014. Cases against other companies in the tobacco industry are also scheduled for trial in 2014. Trial dates are subject to change.

▪Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 56 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 38 of the 56 cases. These 38 cases were

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

tried in Alaska (1), California (6), Florida (10), Louisiana (1), Massachusetts (1), Mississippi (1), Missouri (3), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2). A motion for a new trial was granted in one of the cases in Florida and in the case in Alaska. In the Alaska case (Hunter), the trial court withdrew its order for a new trial upon PM USA’s motion for reconsideration. Oral argument of plaintiff’s appeal of this ruling is scheduled for September 12, 2014. See Types and Number of Cases above for a discussion of the trial results in In re: Tobacco Litigation (West Virginia consolidated cases).
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
As of April 21, 2014, 56 state and federal Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision. Twenty-eight verdicts were returned in favor of plaintiffs and 28 verdicts were returned in favor of PM USA. See Smoking and Health Litigation - Engle Progeny Trial Court Results below for a discussion of these verdicts.

▪Judgments Paid and Provisions for Tobacco and Health Litigation (Including Engle Progeny Litigation):
After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments (and related costs and fees) totaling approximately $261 million and interest totaling approximately $142 million as of April 21, 2014. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $7.9 million and interest totaling approximately $900,000.

The changes in Altria Group, Inc.’s accrued liability for tobacco and health judgments, including related interest costs, for the periods specified below were as follows:

	For the Three Months Ended March 31,
	2014	2013
	(in millions)
Accrued liability for tobacco and health judgments at beginning of period	$3	$—
Pre-tax charges for tobacco and health judgments	3	5
Pre-tax charges for related interest costs	1	1
Payments	—	—
Accrued liability for tobacco and health judgments at end of period	$7	$6
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

▪Security for Judgments: To obtain stays of judgments pending current appeals, as of March 31, 2014, PM USA has posted various forms of security totaling approximately $32 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheet.
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

▪Non-Engle Progeny Trial Results: Summarized below are the non-Engle progeny smoking and health cases pending during 2014 in which verdicts were returned in favor of plaintiffs and against PM USA. Charts listing the verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Court Results below.

▪
Mulholland: In July 2013, a jury in the U.S. District Court for the Southern District of New York returned a verdict in favor of plaintiff and awarded $5.5 million in compensatory damages against PM USA. In August 2013, after taking into account a prior recovery by the plaintiff against third parties, the court entered final judgment in the amount of $4.9 million. In September 2013, PM USA filed a renewed motion for judgment as a matter of law and plaintiff moved to modify the amount of the judgment. In December 2013, the trial court denied the parties’ post-trial motions. On January 7, 2014, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit, and on January 21, 2014, plaintiff cross-appealed. On January 24, 2014, PM USA posted a bond in the amount of $5.5 million.

▪
Schwarz: In March 2002, an Oregon jury awarded $168,500 in compensatory damages and $150 million in punitive damages against PM USA. In May 2002, the trial court reduced the punitive damages award to $100 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the court of appeals’ decision reversing and remanding the case for a new trial on punitive damages. In June 2010, the Oregon Supreme Court affirmed the court of appeals’ decision and remanded the case to the trial court for a new trial limited to the question of punitive damages. In December 2010, the Oregon Supreme Court reaffirmed its earlier ruling and awarded PM USA approximately $500,000 in costs. In March 2011, PM USA filed a claim against the plaintiff for its costs and disbursements on appeal, plus interest. Trial on the amount of punitive damages began in January 2012. In February 2012, the jury awarded plaintiff $25 million in punitive damages. In September 2012, PM USA filed a notice of appeal from the trial court’s judgment with the Oregon Court of Appeals. On January 27, 2014, plaintiff filed a motion to certify the appeal to the Oregon Supreme Court, which the Oregon Court of Appeals denied on March 13, 2014.

See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below for a discussion of the verdict and post-trial developments in the United States of America healthcare cost recovery case.

▪Engle Class Action: In July 2000, in the second phase of the Engle smoking and health class action in Florida, a jury returned a verdict assessing punitive damages totaling approximately $145 billion against various defendants, including $74 billion against PM USA. Following entry of judgment, PM USA appealed.
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

▪Engle Progeny Cases: The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s Engle decision, expired in January 2008. As of April 21, 2014, approximately 3,100 state court cases were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 4,250 state court plaintiffs.  Furthermore, as of April 21, 2014, approximately 1,100 cases were pending against PM USA in federal district court asserting individual claims by or on behalf of a similar number of federal court plaintiffs. Most of these federal cases are pending in the U.S. District Court for the Middle District of Florida (Jacksonville). Because of a number of factors, including, but not limited to, docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates.
In July 2013, the district court issued an order transferring, for case management purposes, all the Middle District of Florida Engle progeny cases to a judge presiding in the District of Massachusetts. The order directed that the cases will remain in the Middle District of Florida and that such judge will be designated a judge of that district for purposes of managing the cases. Although many federal cases remain stayed, there are currently approximately 600 active cases,

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

including cases activated in August 2013 and January 2014. The judge has expressed an intention to activate additional cases this year.
The U.S. District Court for the Middle District of Florida (Jacksonville) dismissed 521 cases, 306 cases and 37 cases with prejudice in January 2013, June 2013 and August 2013, respectively. Plaintiffs appealed (1) the January 2013 dismissal of 521 cases, (2) the dismissal of 69 of the cases dismissed in June 2013 and (3) the August 2013 dismissal of an additional 37 cases. The three appeals are consolidated and are set for argument on June 5, 2014.

▪Engle Progeny Trial Court Results: As of April 21, 2014, 56 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Twenty-eight verdicts were returned in favor of plaintiffs.
Twenty-eight verdicts were returned in favor of PM USA (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Russo (formerly Frazier), C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious, Szymanski, Gollihue, McCray, Denton, Hancock, Wilder, D. Cohen, LaMotte, J. Campbell, Dombey, Haldeman, Jacobson, Blasco, Gonzalez, Reider and Banks). The juries in the Reider and Banks cases returned zero damages verdicts in favor of PM USA. The juries in the Weingart and Hancock cases returned verdicts against PM USA awarding no damages, but the trial court in each case granted an additur. In the Russo case (formerly Frazier), the Florida Third District Court of Appeal reversed the judgment in defendants’ favor in April 2012 and remanded the case for a new trial. Defendants sought review of the case in the Florida Supreme Court, which was granted in September 2013. Oral argument is scheduled for April 30, 2014 in the Florida Supreme Court on the question of whether the statute of repose applies in Engle progeny cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of April 21, 2014.
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
The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs (including Hancock, where the verdict originally was returned in favor of PM USA). The first chart lists such cases that are currently pending; the second chart lists such cases that were pending earlier in 2014 but that are now concluded.

Currently-Pending Cases
___________________________________________________________________________________________________
Plaintiff: Sammarco
Date:    March 2014

Verdict:
On March 28, 2014, a Broward County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded plaintiff $2,500,000 in compensatory damages and allocated 45% of the fault to PM USA (an amount of $1,125,000).

Post-Trial Developments:
The court entered final judgment against PM USA on April 8, 2014. PM USA filed post-trial motions on April 14, 2014.

___________________________________________________________________________________________________
Plaintiff: Bowden
Date:    March 2014

Verdict:
On March 26, 2014, a Duval County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds Tobacco Company (“R.J. Reynolds”). The jury awarded plaintiff $5,000,000 in compensatory damages and allocated 30% of the fault to PM USA (an amount of $1,500,000).

Post-Trial Developments:
The court entered final judgment against defendants on March 31, 2014. On April 10, 2014, defendants filed post-trial motions, including motions for a new trial and to set aside the verdict.
___________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Plaintiff: Goveia
Date:    February 2014

Verdict:
An Orange County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. On February 17, 2014, the jury awarded $850,000 in compensatory damages and allocated 35% of the fault against each defendant (an amount of $297,500). On February 18, 2014, the jury awarded $2.25 million in punitive damages against each defendant.

Post-Trial Developments:
On February 27, 2014, defendants filed post-trial motions, including motions to set aside the verdict and for a new trial. On April 4, 2014, the court denied defendants’ motions and entered final judgment against defendants.
___________________________________________________________________________________________________
Plaintiff: Cuculino
Date:    January 2014

Verdict:
On January 17, 2014, a Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded plaintiff $12,500,000 in compensatory damages and allocated 40% of the fault to PM USA (an amount of $5,000,000).

Post-Trial Developments:
The court entered final judgment against PM USA on January 22, 2014. On January 27, 2014, PM USA filed post-trial motions, including motions to set aside the verdict and for a new trial. On March 20, 2014 and April 7, 2014, the court denied PM USA’s post-trial motions. On April 11, 2014, PM USA filed a notice of appeal and, on April 15, 2014, plaintiff cross-appealed. Also on April 15, 2014, PM USA posted a bond in the amount of $5 million.
___________________________________________________________________________________________________
Plaintiff: Rizzuto
Date:    August 2013

Verdict:
In August 2013, a Hernando County jury returned a verdict in favor of plaintiff and against PM USA and Liggett Group LLC (“Liggett Group”). The jury awarded plaintiff $12,550,000 in compensatory damages.

Post-Trial Developments:
In September 2013, defendants filed post-trial motions, including a motion to reduce damages. In September 2013, the court granted a remittitur in part on economic damages, which the court reduced from $2.55 million to $1.1 million for a total award of $11.1 million in compensatory damages. The court declined defendants’ request to reduce the compensatory damages award by the jury’s assessment of comparative fault, imposing joint and several liability for the compensatory damages. The court denied all other motions except for defendants’ motion for a juror interview, which was granted. In October 2013, defendants filed a notice of appeal to the Florida Fifth District Court of Appeal, which ordered resolution of the juror issue prior to appeal. In December 2013, subsequent to the juror interview, the court entered an order that granted no relief with respect to the alleged misconduct of the juror. Plaintiff agreed to waive the bond for the appeal.
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

Post-Trial Developments:
In June 2013, defendants and plaintiff filed post-trial motions. The court entered final judgment against defendants in July 2013. In November 2013, the trial court denied plaintiff’s post-trial motion and, in December 2013, denied defendants’ post-trial motions. Defendants filed a notice of appeal to the Florida Fourth District Court of Appeal, and plaintiffs cross-appealed in December 2013. Also in December 2013, PM USA posted a bond in the amount of $766,500.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Post-Trial Developments:
In June 2013, the defendants filed a motion to set aside the verdict and to enter judgment in accordance with their motion for directed verdict or, in the alternative, for a new trial, which was denied in October 2013. In November 2013, final judgment was entered in favor of plaintiff affirming the compensatory damages award. In December 2013, plaintiff filed a notice of appeal to the Florida First District Court of Appeal, and defendants cross-appealed. Plaintiff agreed to waive the bond for the appeal.
____________________________________________________________________________________________________
Plaintiff: Ruffo
Date:    May 2013

Verdict:
In May 2013, a Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA and Lorillard Tobacco Company (“Lorillard”) . The jury awarded plaintiff $1,500,000 in compensatory damages and allocated 12% of the fault to PM USA (an amount of $180,000).

Post-Trial Developments:
In May 2013, defendants filed several post-trial motions, including motions for a new trial and to set aside the verdict, which the trial court denied in October 2013 and entered final judgment in favor of plaintiff. In October 2013, PM USA and Lorillard appealed to the Florida Third District Court of Appeal, and PM USA posted a bond in the amount of $180,000.
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

Post-Trial Developments:
In June 2013, defendants filed several post-trial motions, including motions for judgment as a matter of law and for a new trial, which the trial court denied in September 2013. In October 2013, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit, and PM USA posted a bond in the amount of $277,750.
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

Post-Trial Developments:
In June 2013, the trial court entered final judgment declining defendants’ request to reduce the compensatory damages award by the jury’s assessment of comparative fault and imposing joint and several liability for the compensatory damages. In July 2013, defendants filed various post-trial motions, including motions requesting reductions in damages. In September 2013, the district court reduced the compensatory damages award to $1 million and the punitive damages award to $1.67 million against each defendant. The district court denied all other post-trial motions. Plaintiffs filed a motion to reconsider the

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

district court’s remittitur and, in the alternative, to certify the issue to the U.S. Court of Appeals for the Eleventh Circuit, both of which the court denied in October 2013. In November 2013, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In December 2013, defendants filed an amended notice of appeal after the district court corrected a clerical error in the final judgment, and PM USA posted a bond in the amount of approximately $2.2 million.
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

Post-Trial Developments:
In December 2012, defendants filed several post-trial motions, including motions for a new trial and to set aside the verdict. In March 2013, the trial court denied all motions and entered final judgment against PM USA and Liggett Group refusing to reduce the compensatory damages award by plaintiff’s comparative fault and holding PM USA and Liggett Group jointly and severally liable for $5.5 million. In April 2013, defendants filed a notice of appeal to the Florida First District Court of Appeal, and PM USA posted a bond in the amount of $2.5 million.
____________________________________________________________________________________________________
Plaintiff: Hancock
Date:     August 2012

Verdict:
A Broward County jury returned a verdict in the amount of zero damages and allocated 5% of the fault to each of the defendants (PM USA and R.J. Reynolds). The trial court granted an additur of approximately $110,000, which is subject to the jury’s comparative fault finding.

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

Post-Trial Developments:
In May and June 2012, defendants filed motions to set aside the verdict and for a new trial. In August 2012, the trial court denied the remaining post-trial motions and entered final judgment, reducing the total compensatory damages award to $16.1 million but leaving undisturbed the separate punitive damages awards. In September 2012, PM USA posted a bond in an amount of $1.5 million and defendants filed a notice of appeal to the Florida Fourth District Court of Appeal. In August 2013, plaintiff filed a motion to determine the sufficiency of the bond in the trial court on the ground that the bond cap statute is unconstitutional, which the court denied.

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

Post-Trial Developments:
The trial court entered final judgment in March 2012. In April 2012, PM USA posted a bond in an amount of approximately $1.25 million. In May 2012, defendants filed a notice of appeal to the Florida Second District Court of Appeal. In October 2013, the Second District Court of Appeal affirmed the judgment. In November 2013, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.
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

Post-Trial Developments:
In May 2011, the trial court entered final judgment. In October 2011, the trial court granted defendants’ motion for remittitur, reducing the punitive damages award against PM USA to $2.7 million, and denied defendants’ remaining post-trial motions. PM USA filed a notice of appeal to the Florida First District Court of Appeal and posted a bond in the amount of $1.25 million in November 2011. In May 2013, the First District Court of Appeal reversed and remanded the case for a new trial on the basis that the trial court erred in failing to submit the question of addiction causation to the jury. In June 2013, the plaintiff filed a motion for rehearing or rehearing en banc, which the First District Court of Appeal denied in July 2013. In August 2013, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, which the court denied on February 14, 2014. In October 2013, the $1.25 million bond was returned to PM USA as a result of the First District Court of Appeal’s remand for a new trial.
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

Post-Trial Developments:

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In August 2010, the trial court entered final judgment, and PM USA filed its notice of appeal and posted a $5 million bond. In November 2012, the Florida Fourth District Court of Appeal reversed the punitive damages award and remanded the case for a new trial on plaintiff’s conspiracy claim. Upon retrial, if the jury finds in plaintiff’s favor on that claim, the original $16.2 million punitive damages award will be reinstated. PM USA filed a motion for rehearing, which was denied in January 2013. In January 2013, plaintiff and defendant each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In June 2013, plaintiff moved to consolidate with Hess and R. Cohen, which PM USA did not oppose, but in October 2013, plaintiff withdrew the motion for consolidation. Also in June 2013, the Florida Supreme Court stayed the appeal pending the outcome of Hess.
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

Post-Trial Developments:
In August 2010, the trial court entered final judgment. PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and posted a $1.6 million bond. In June 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings, holding that the trial court erred in (1) not reducing the compensatory damages award as excessive and (2) not instructing the jury on the statute-of-repose in connection with plaintiff’s conspiracy claim that resulted in the $2.5 million punitive damages award. In July 2013, plaintiff filed a motion for rehearing, which the Fourth District Court of Appeal denied in August 2013. In September 2013, both parties filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court. In December 2013, the Florida Supreme Court stayed the appeal pending the outcome of the Hess case.
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

Post-Trial Developments:
In July 2010, the trial court entered final judgment and, in August 2010, PM USA filed its notice of appeal. In October 2010, PM USA posted a $2.5 million bond. In September 2012, the Florida Fourth District Court of Appeal affirmed the compensatory damages award but reversed and remanded the punitive damages verdict. The Fourth District returned the case to the trial court for a new jury trial on plaintiff’s fraudulent concealment claim. If the jury finds in plaintiff’s favor on that claim, the $10 million punitive damages award against each defendant will be reinstated. In January 2013, plaintiff and defendants each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In February 2013, the Fourth District granted defendants’ motion to stay the mandate. In March 2013, plaintiff filed a motion for review of the stay order with the Florida Supreme Court, which was denied in April 2013. In June 2013, plaintiff moved to consolidate with Hess and Kayton, which defendants did not oppose, but in October 2013, plaintiff withdrew the motion for consolidation. On February 24, 2014, the Florida Supreme Court stayed the appeal pending the outcome of the Hess case.
_________________________________________________________________________________________________
Plaintiff: Naugle
Date:     November 2009

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded approximately $56.6 million in compensatory damages and $244 million in punitive damages. The jury allocated 90% of the fault to PM USA.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Post-Trial Developments:
In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages. In April 2010, PM USA filed its notice of appeal and posted a $5 million bond. In August 2010, upon the motion of PM USA, the trial court entered an amended final judgment of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages to correct a clerical error. In June 2012, the Fourth District Court of Appeal affirmed the amended final judgment. In July 2012, PM USA filed a motion for rehearing. In December 2012, the Fourth District withdrew its prior decision, reversed the verdict as to compensatory and punitive damages and returned the case to the trial court for a new trial on the question of damages. In December 2012, plaintiff filed a motion for rehearing en banc or for certification to the Florida Supreme Court, which was denied in January 2013. In February 2013, plaintiff and PM USA each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, which the Florida Supreme Court denied on February 13, 2014. Upon retrial on the question of damages, in October 2013, the new jury awarded approximately $3.7 million in compensatory damages and $7.5 million in punitive damages. In October 2013, PM USA filed post-trial motions. On January 8, 2014, the trial court granted PM USA’s post-trial motion to interview one of the jurors in the case. On January 13, 2014, the trial court granted a stay in the proceedings so that plaintiff could seek emergency appellate review of the court’s decision to grant the juror interview. On March 19, 2014, the Fourth District Court of Appeal denied plaintiff’s petition for emergency appellate review of the juror interview issue. Trial court proceedings on the juror interview issue are ongoing.
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

Post-Trial Developments:
A notice of appeal was filed by PM USA in September 2009, and PM USA posted a $1.95 million bond. In February 2012, the Florida Fourth District Court of Appeal reversed the judgment, holding that the statute of limitations barred plaintiff’s claims. In October 2012, on motion for rehearing, the Fourth District withdrew its prior decision and affirmed the trial court’s judgment. In November 2012, PM USA filed a notice to invoke the jurisdiction of the Florida Supreme Court. In December 2012, the Florida Supreme Court granted a partial stay pending its disposition of the J. Brown case against R.J. Reynolds, and the Fourth District issued its mandate. In April 2013, the Florida Supreme Court ordered PM USA to show cause as to why the Florida Supreme Court’s decision in Douglas is not controlling in this case. In May 2013, defendants submitted their response arguing that the statute of limitations is not controlled by Douglas; also in May 2013, plaintiff submitted a response arguing the appeal should be dismissed. On February 13, 2014, the Florida Supreme Court denied PM USA’s notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In the first quarter of 2014, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $3.6 million for the judgment plus interest and associated costs. On March 28, 2014, PM USA filed a petition for writ of certiorari with the United States Supreme Court. On April 1, 2014, plaintiff waived the right to file an opposition brief. On April 4, 2014, the United States Supreme Court ordered plaintiff to file a response by May 5, 2014.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Post-Trial Developments:
PM USA filed a notice of appeal to the Florida Fourth District Court of Appeal in July 2009. In May 2012, the Fourth District reversed and vacated the punitive damages award and affirmed the judgment in all other respects, upholding the compensatory damages award of $1.26 million. In June 2012, both parties filed rehearing motions with the Fourth District, which were denied in September 2012. In October 2012, PM USA and plaintiff filed notices to invoke the Florida Supreme Court’s discretionary jurisdiction. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $3.2 million for the judgment plus interest and associated costs. In June 2013, the Florida Supreme Court accepted jurisdiction of plaintiff’s petition for review, but declined to accept jurisdiction of PM USA’s petition. Also in June 2013, plaintiff moved to consolidate with R. Cohen and Kayton, which PM USA did not oppose, but in October 2013, plaintiff withdrew the motion for consolidation. Oral argument is scheduled for April 30, 2014 in the Florida Supreme Court on the statute of repose question.
_________________________________________________________________________________________________

Concluded Cases
____________________________________________________________________________________________________
Plaintiff: Lock
Date:     October 2012

Verdict:
A Pinellas County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $1.15 million in compensatory damages and allocated 9% of the fault to each of the defendants (an amount of $103,500).

Post-Trial Developments:
In November 2012, defendants filed several post-trial motions, including motions for a new trial, to set aside the verdict and to reduce the damages award by the amount of economic damages paid by third parties. In January 2013, the trial court orally denied all post-trial motions. In February 2013, the trial court entered final judgment. In March 2013, defendants filed a notice of appeal to the Florida Second District Court of Appeal. On March 31, 2014, PM USA paid the judgment plus interest and associated costs in the amount of approximately $140,000.
____________________________________________________________________________________________________

▪Engle Progeny Appellate Issues: Three Florida federal district courts (in the Merlob, B. Brown and Burr cases) ruled in 2008 that the findings in the first phase of the Engle proceedings cannot be used to satisfy elements of plaintiffs’ claims, and two of those rulings (B. Brown and Burr) were certified by the trial court for interlocutory review. The certification in both cases was granted by the U.S. Court of Appeals for the Eleventh Circuit and the appeals were consolidated. The appeal in Burr was dismissed for lack of prosecution, and the case was ultimately dismissed on statute of limitations grounds.
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
After the remand of B. Brown, several state appellate rulings superseded the Eleventh Circuit’s ruling on Florida state law. These cases include Martin, a case against R.J. Reynolds in Escambia County, and J. Brown, a case against R.J. Reynolds in Broward County. In December 2011, petitions for certiorari were filed with the United States Supreme Court by R.J. Reynolds in Campbell, Martin, Gray and Hall and by PM USA and Liggett Group in Campbell. The United States Supreme Court denied defendants’ certiorari petitions in March 2012.
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Meanwhile, in the Waggoner case, the U.S. District Court for the Middle District of Florida (Jacksonville) ruled in December 2011 that application of the Engle findings to establish the wrongful conduct elements of plaintiffs’ claims consistent with Martin or J. Brown did not violate defendants’ due process rights.  PM USA and the other defendants sought appellate review of the due process ruling. In February 2012, the district court denied the motion for interlocutory appeal, but did apply the ruling to all active pending federal Engle progeny cases. As a result, R.J. Reynolds appealed the rulings in the Walker and Duke cases to the Eleventh Circuit, which, in September 2013, rejected the due process defense and affirmed the underlying judgments. In October 2013, R.J. Reynolds filed a petition for rehearing or rehearing en banc. Thereafter, the Eleventh Circuit vacated its decision and substituted a new opinion. In November 2013, the Eleventh Circuit denied R.J. Reynolds’ initial petition for rehearing. R.J. Reynolds filed a petition for rehearing en banc or panel rehearing of the substituted decision, which was denied on January 6, 2014. On March 28, 2014, R.J. Reynolds filed petitions for writ of certiorari to the United States Supreme Court in the Walker and Duke cases, as well as in J. Brown. Defendants filed petitions for writ of certiorari in eight other Engle progeny cases that were tried in Florida state courts, including one case, Barbanell, in which PM USA is the defendant. In these eight petitions, defendants assert questions similar to those in Walker, Duke and J. Brown and have requested that the United States Supreme Court hold those petitions pending disposition of Walker, Duke and J. Brown. On April 1, 2014, plaintiffs in all 11 cases notified the United States Supreme Court that they waived their right to file an opposition brief. On April 4, 2014, the Court ordered plaintiffs to file a response by May 5, 2014.
In Soffer, an Engle progeny case against R.J. Reynolds, the First District Court of Appeal held that Engle progeny plaintiffs can recover punitive damages only on their intentional tort claims. On February 28, 2014, the Florida Supreme Court accepted jurisdiction over plaintiff’s appeal from the First District Court of Appeal’s holding.

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

▪Other Smoking and Health Class Actions: Since the dismissal in May 1996 of a purported nationwide class action brought on behalf of allegedly addicted smokers, plaintiffs have filed numerous putative smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states (although a few cases purport to be nationwide in scope) and raise addiction claims and, in many cases, claims of physical injury as well.
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
As of April 21, 2014, PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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
In Caronia, in February 2010, the district court granted in part PM USA’s summary judgment motion, dismissing plaintiffs’ strict liability and negligence claims and certain other claims, granted plaintiffs leave to amend their complaint to allege a medical monitoring cause of action and requested further briefing on PM USA’s summary judgment motion as to plaintiffs’ implied warranty claim and, if plaintiffs amend their complaint, their medical monitoring claim. In March 2010, plaintiffs filed their amended complaint and PM USA moved to dismiss the implied warranty and medical monitoring claims. In January 2011, the district court granted PM USA’s motion, dismissed plaintiffs’ claims and declared plaintiffs’ motion for class certification moot in light of the dismissal of the case. The plaintiffs appealed that decision to the U.S. Court of Appeals for the Second Circuit. In May 2013, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal of plaintiffs’ traditional negligence, strict liability and breach-of-warranty claims on the grounds of statute of limitations and the widespread knowledge regarding the risks of cigarette smoking, but certified to the New York State Court of Appeals the following questions: (1) whether New York would recognize an independent claim for medical monitoring, (2) if so, what would be the elements of such a claim, and (3) what would be the statute of limitations applicable to such a claim and when would it be triggered. In May 2013, the New York Court of Appeals accepted the certified questions and, in December 2013, answered the first question ruling that New York law does not allow for an independent cause of action for medical monitoring. On April 14, 2014, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s dismissal of the entire case, including the so-called independent claim for medical monitoring.
In Donovan, the Supreme Judicial Court of Massachusetts, in answering questions certified to it by the district court, held in October 2009 that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The court also ruled that whether or not the case is barred by the applicable statute of limitations is a factual issue to be determined by the trial court. The case was remanded to federal court for further proceedings. In June 2010, the district court granted in part the plaintiffs’ motion for class certification, certifying the class as to plaintiffs’ claims for breach of implied warranty and violation of the Massachusetts Consumer Protection Act, but denying certification as to plaintiffs’ negligence claim. In July 2010, PM USA petitioned the U.S. Court of Appeals for the First Circuit for appellate review of the class certification decision. The petition was denied in September 2010. As a remedy, plaintiffs have proposed a 28-year medical monitoring program with an approximate cost of $190 million. In June 2011, plaintiffs filed various motions for summary judgment and to strike affirmative defenses, which the district court denied in March 2012 without prejudice. In October 2011, PM USA filed a motion for class decertification, which motion was denied in March 2012. In February 2013, the district court amended the class definition to extend to individuals who satisfy the class membership criteria through February 26, 2013, and to exclude any individual who was not a Massachusetts resident as of February 26, 2013. On January 6, 2014, plaintiffs renewed their previously filed motions for summary judgment and to strike affirmative defenses. A trial date has not been set.
Evolving medical standards and practices could have an impact on the defense of medical monitoring claims. For example, the first publication of the findings of the National Cancer Institute’s National Lung Screening Trial (NLST) in June 2011 reported a 20% reduction in lung cancer deaths among certain long-term smokers receiving LDCT Scanning for lung cancer. Since then, various public health organizations have begun to develop new lung cancer screening guidelines. Also, a number of hospitals have advertised the availability of screening programs and some insurance companies now cover screening for some individuals. Other studies in this area are ongoing. In December 2013, the United States Preventative Services Task Force issued a recommendation that LDCT scanning be classified as a Class B screening for certain heavy smokers. As such, the LDCT scanning would be considered an “Essential Health Benefit” for those smokers under the Affordable Care Act.

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

▪Settlements of Health Care Cost Recovery Litigation:  In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended March 31, 2014 and 2013, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was approximately $1.1 billion and $0.6 billion, respectively. The 2013 amount includes a reduction to cost of sales of $483 million related to the NPM Adjustment items discussed below.
The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

▪	Possible Adjustments in MSA Payments for 2003 - 2013

▪	Background

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
An independent economic consulting firm determined that the disadvantages of the MSA were such a significant factor for each of the years 2003 - 2006. Following the firm’s determination for 2006, the OPMs and the states agreed that the states would not contest that the disadvantages of the MSA were a significant factor contributing to the participating manufacturers’ collective loss of market share for the years 2007 - 2012 (the “significant factor agreement”). This agreement has become effective for 2007 - 2011 and will become effective for 2012 on February 1, 2015. A significant factor proceeding for 2013 cannot be commenced until April 2015.
Once a significant factor determination in favor of the participating manufacturers for a particular year has been made, or the significant factor agreement has become effective for a particular year, PM USA has the right under the MSA to pay the disputed amount of the NPM Adjustment for that year into a disputed payments account (the “DPA”) or withhold the amount altogether. PM USA made its full MSA payment due in each year from 2006 - 2010 to the states (subject to a right to recoup the NPM Adjustment amount in the form of a credit against future MSA payments), even though it had the right to deduct the disputed amounts of the 2003 - 2007 NPM Adjustments from such MSA payments. PM USA paid its share of the amount of the disputed 2008, 2009, 2010 and 2011 NPM Adjustments into the DPA in connection with its MSA payments due in 2011, 2012, 2013 and 2014, respectively.
An independent auditor appointed under the MSA (the “Independent Auditor”) is required to calculate the maximum amount, if any, of PM USA’s share of the NPM Adjustment for any year in respect of which such NPM Adjustment is potentially applicable. The Independent Auditor has calculated the following approximate amounts as PM USA’s maximum potential share of the NPM Adjustments for the years 2003 - 2013 (such amounts are exclusive of interest or earnings to which PM USA believes it would be entitled): $337 million for 2003, $388 million for 2004, $181 million for

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2005, $154 million for 2006, $185 million for 2007, $250 million for 2008, $211 million for 2009, $219 million for 2010, $165 million for 2011, $207 million for 2012 and $215 million for 2013. For a variety of reasons, the amounts of the 2003 - 2013 NPM Adjustments that remain potentially available to PM USA are lower than these maximum amounts. For example, as discussed below, PM USA has entered into the Term Sheet (defined below) with 22 MSA states and territories resolving those states’ respective shares of the foregoing amounts. As a result, the amounts of the 2003 - 2013 NPM Adjustments that remain potentially available to PM USA from the MSA states and territories that have not entered into that settlement have been, or will be, reduced in light of the Term Sheet. In addition, the amounts that remain potentially available to PM USA, even as reduced in light of the Term Sheet, have been or may be further reduced as a result of various pending state court actions, a recent decision by a Pennsylvania state court and other factors, all as discussed more fully below. The amounts that remain potentially available to PM USA may also be further reduced by other developments, including, but not limited to, agreements that may be entered in the future, disputes that may arise, or recalculation of the NPM Adjustment amounts by the Independent Auditor.
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
PM USA, the other OPMs and approximately 25 other MSA-participating manufacturers entered into an agreement regarding arbitration with 45 MSA states and territories concerning the 2003 NPM Adjustment. The agreement provides for a partial liability reduction of 20% for the 2003 NPM Adjustment for states that entered into the agreement by January 30, 2009 and are determined in the arbitration not to have diligently enforced a qualifying escrow statute during 2003. As discussed more fully below, the partial liability reduction has reduced the amount of PM USA’s 2003 NPM Adjustment by that percentage.
The selection of the arbitration panel for the 2003 NPM Adjustment was completed in July 2010. Following the completion of discovery, the participating manufacturers determined to continue to contest the 2003 diligent enforcement claims of 33 states, the District of Columbia and Puerto Rico (the “contested states”) and to no longer contest such claims by 12 states and four U.S. territories (the “non-contested states”). As discussed below, this arbitration has now concluded. In that regard, the non-contested states’ share of the 2003 NPM Adjustment, along with the shares of the states found by the arbitration panel to have diligently enforced during 2003, have been reallocated in accordance with the MSA to those states found by the panel not to have diligently enforced during 2003.

▪	December 2012 Term Sheet and March 2013 Stipulated Award

Effective December 17, 2012, prior to the completion of the 2003 arbitration, PM USA, the other OPMs and certain other participating manufacturers entered into a term sheet (the “Term Sheet”) with 17 MSA states, the District of Columbia and Puerto Rico for settlement of the 2003 - 2012 NPM Adjustments with those states and territories. (As discussed below, the Term Sheet also contains terms as to the 2013 NPM Adjustment and subsequent adjustments.) An additional MSA state joined the Term Sheet in April 2013 (prior to the date of PM USA’s April 2013 MSA payment), and two more MSA states joined the Term Sheet in May 2013 (after the date of PM USA’s April 2013 MSA payment). (These 20 states, the District of Columbia and Puerto Rico are collectively referred to as the “signatory states,” and the states and territories that have not joined the Term Sheet are collectively referred to as the “non-signatory states.”)
In March 2013, the arbitration panel in the NPM Adjustment arbitration issued a stipulated partial settlement and award (the “Stipulated Award”) permitting the Term Sheet to proceed. As a result, the number of contested states in the 2003 arbitration was reduced from 35 to the 15 contested states that did not join the Term Sheet. As part of the Stipulated Award, the arbitration panel ruled that the total 2003 NPM Adjustment claim is to be reduced pro rata by the aggregate allocable share of the signatory states (currently approximately 46%) to determine the maximum amount of the 2003 NPM Adjustment potentially available from the 15 remaining contested states, although any of those states may seek a more favorable reduction method as to it for the 2003 NPM Adjustment through review in its state court. Following the issuance of the Stipulated Award, 14 of the non-signatory states, including 12 of the 15 remaining contested states described above, filed motions in their state MSA courts to vacate and/or modify portions or all of the Stipulated Award. In October 2013, the Idaho state court denied Idaho’s motion to vacate the Stipulated Award, although Idaho has appealed this ruling. In November 2013, Massachusetts dismissed its motion to vacate the Stipulated Award, and on February 11,

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2014, the Colorado state court denied Colorado’s motion to vacate the Stipulated Award. As discussed more fully below, on April 10, 2014, a Pennsylvania state trial court granted Pennsylvania’s motion to modify the Stipulated Award to apply, as to Pennsylvania, a more favorable reduction method for 2003 than the pro rata reduction ordered by the arbitration panel in the Stipulated Award. PM USA plans to appeal this ruling. Many of the remaining motions also seek a more favorable reduction method than the pro rata reduction ordered by the arbitration panel in the Stipulated Award. No assurance can be given that this litigation, including PM USA’s appeal of the Pennsylvania state court ruling, will be resolved in a manner favorable to PM USA.
The Term Sheet provides for the OPMs to receive reductions to their MSA payments in an amount equal to 46% of the signatory states’ aggregate allocable share of the OPMs’ aggregate 2003 - 2012 NPM Adjustments plus interest. The OPMs have agreed that, subject to certain conditions, PM USA will receive approximately 28% of such reductions (which is the maximum percentage allocation of the total 2003 - 2012 NPM Adjustments to which PM USA was entitled under the MSA); R.J. Reynolds will receive approximately 60% of such reductions; and Lorillard will receive approximately 12% of such reductions. Based on the identity of the signatory states on April 15, 2013 (the date of PM USA’s 2013 MSA payment), the reduction in PM USA’s April 2013 MSA payment obligation was approximately $483 million.
PM USA received all of its approximately $483 million reduction with respect to the signatory states that had joined the Term Sheet prior to the date of the April 2013 MSA payment through a credit against that MSA payment. PM USA received an additional $36 million credit against its April 2014 MSA payment as a result of the two additional states that joined the Term Sheet after the date of the 2013 MSA payment. R.J. Reynolds and Lorillard are expected to receive their respective reductions over a five-year period. PM USA recorded the $483 million, which it received as a credit against its April 2013 MSA payment, as a reduction to cost of sales that increased its reported pre-tax earnings in the first quarter of 2013. PM USA recorded the additional $36 million credit as a reduction to cost of sales that increased its reported pre-tax earnings in the second quarter of 2013.
As part of the settlement, each of the signatory states that had joined the Term Sheet prior to the date of the April 2013 MSA payment is to receive its portion of over $4.7 billion from the DPA. In this context, PM USA authorized release to the signatory states of their allocable share of the $658 million that PM USA has paid into the DPA through the date of its April 2013 MSA payment (plus the accumulated earnings thereon), which amounted to approximately $272 million. In addition, PM USA authorized release of additional funds from the DPA to the two signatory states that joined the Term Sheet after the date of the April 2013 MSA payment in an amount of approximately $22 million. Furthermore, PM USA deposited the signatory states’ allocable share of its portion of the 2011 NPM Adjustment into the DPA in connection with its April 2014 MSA payment and then, following such deposit, authorized the release of such share to the signatory states as provided in the Stipulated Award.
The Term Sheet also provides that the NPM Adjustment provision will be revised and streamlined as to the signatory states for years after 2012. Under the revised provision, the 2013 and 2014 NPM Adjustments are treated as “transition years,” in which the OPMs receive (1) a specified percentage of the signatory states’ allocable share of the maximum NPM Adjustment calculated by the Independent Auditor for the year in question and (2) a potential further amount from each signatory state depending on the level of escrow compliance in that state with respect to NPM cigarettes sold in 2013 or 2014, as applicable, on which that state’s excise tax was paid. PM USA received a reduction of approximately $35 million to its April 2014 MSA payment for the 2013 transition year, resulting in a reduction to cost of sales in the first quarter of 2014.
In connection with the settlement, the formula for allocating among the OPMs the revised NPM Adjustments applicable to the signatory states for 2013 and subsequent years has been modified in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon certain future events, including the future relative market shares of the OPMs.

▪	2003 NPM Adjustment Dispute and Awards by the Arbitration Panel

In September 2013, the arbitration panel for the 2003 NPM Adjustment issued awards ruling that six of the 15 contested states that had not joined the Term Sheet did not diligently enforce their respective escrow statutes during 2003. Based on this ruling, the participating manufacturers are entitled to the entire 2003 NPM Adjustment remaining after the pro rata reduction ordered in light of the Term Sheet by the arbitration panel in the Stipulated Award. Based on the pro rata reduction method specified by the panel and the 20% partial liability reduction applicable to signatories of the agreement regarding arbitration (both described above), PM USA believes it is entitled to receive an NPM Adjustment for 2003 in the amount of approximately $145 million. PM USA recorded this $145 million as a reduction to cost of sales, which increased its reported pre-tax earnings in the third quarter of 2013. The 2003 NPM Adjustment is applicable only to the non-diligent states.
All six non-diligent states have filed motions in their state courts to vacate the panel’s rulings as to their diligence. Furthermore, as noted above, all six non-diligent states had already filed motions in their state courts to vacate and/or

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

modify the Stipulated Award seeking a more favorable reduction method as to them than the pro rata reduction ordered by the panel in the Stipulated Award. On April 10, 2014, a Pennsylvania state trial court denied Pennsylvania’s motion to vacate the arbitration panel’s award that found that Pennsylvania had not diligently enforced its escrow statute during 2003. The trial court did, however, grant Pennsylvania’s motion to modify, with respect to Pennsylvania, that portion of the arbitration panel’s Stipulated Award that specified the reduction method for the 2003 NPM Adjustment. As a result, the credit that PM USA received against its April 2014 MSA payment in respect of the 2003 NPM Adjustment was $116 million (as calculated by the Independent Auditor), rather than the $145 million to which PM USA believes it is entitled. PM USA plans to appeal the Pennsylvania court’s ruling to modify the Stipulated Award. On April 11, 2014, a Kentucky state court denied Kentucky’s motion for an order staying and enjoining (a) the arbitration panel’s Stipulated Award with respect to the judgment reduction method applicable to Kentucky for the 2003 NPM Adjustment and (b) the arbitration panel’s award that Kentucky did not diligently enforce its escrow statute during 2003. Kentucky’s motions to vacate and/or modify the Stipulated Award and the arbitration panel’s award that it was not diligent during 2003 remain pending.
The Independent Auditor has also calculated that PM USA is entitled to interest of approximately $71 million in connection with the $116 million credit that it received against its April 2014 MSA payment in respect of the 2003 NPM Adjustment. PM USA received this $71 million in interest in the form of a credit against its April 2014 MSA payment. A number of states have, however, raised a dispute concerning the method by which such interest has been calculated. In addition, an OPM has raised another dispute concerning the method by which interest and DPA earnings are to be allocated among the OPMs. If any of these disputes is successfully asserted against PM USA, the amount of interest to which PM USA is entitled could be lower than $71 million. Based on its assessment of these factors, PM USA recorded $64 million in interest income, which reduced interest and other debt expense, net in the first quarter of 2014.
While PM USA intends vigorously to litigate the motions and appeals described above, no assurance can be given that one or more of these states will not be successful in vacating the panel’s ruling that it was not diligent and/or in seeking to have a more favorable reduction method applied as to it. If PM USA is unsuccessful in its appeal of the Pennsylvania court ruling described above or if one or more other states are successful with respect to any such motions, the amount of the 2003 NPM Adjustment and any interest or earnings to which PM USA is entitled could be lower than the amounts described above. If, as a result of any of the motions to vacate or disputes about interest described above, the amount of the 2003 NPM Adjustment or interest thereon to which PM USA is entitled is less than the amounts that it has already received as a credit against its April 2014 MSA payment, PM USA would have to pay the difference.

▪	2004 - 2013 NPM Adjustment Disputes

PM USA continues to reserve all rights regarding the NPM Adjustments with respect to the non-signatory states and intends to continue to pursue vigorously the disputed NPM Adjustments for 2004 - 2013 against them. No proceedings to determine state diligent enforcement claims for 2004 - 2013 have yet been scheduled. PM USA believes that the MSA requires state claims of diligent enforcement for 2004 - 2013 to be determined in a national arbitration, although a number of non-signatory states have filed motions in their state courts contending, or have reserved rights to contend, that such claims for those years are to be determined either in separate arbitrations for each state or in state court on a state-by-state basis. No assurance can be given as to if and when proceedings for 2004 - 2013 will be scheduled or the precise form those proceedings will take.
The amounts of the NPM Adjustments for 2004 - 2013 that have been calculated by the Independent Auditor and set forth above will be reduced in light of the Term Sheet to determine the maximum amount of such adjustments potentially available from the non-signatory states. The Stipulated Award did not specify the reduction method applicable to the 2004 - 2013 NPM Adjustment claims. In addition, the amounts of the NPM Adjustments for 2004 - 2013 that have been calculated by the Independent Auditor and set forth above may be recalculated by the MSA’s Independent Auditor if it receives information that is different from or in addition to the information on which it based these calculations, including, among other things, if it receives revised sales volumes from any participating manufacturer. Disputes among the manufacturers could also reduce the foregoing amounts. The availability and amount of any NPM Adjustment for 2004 - 2013 obtained through proceedings against the non-signatory states (as opposed to the Term Sheet) will not be finally determined in the near term. There is no certainty that the OPMs and other MSA-participating manufacturers would ultimately receive any adjustment from the non-signatory states as a result of these proceedings, and the amount of any adjustment received for a year could be less than the amount for that year listed above (even as reduced in light of the Term Sheet). The receipt by PM USA of a credit against its April 2014 MSA payment in respect of the 2003 NPM Adjustment and interest thereon does not provide any assurance that PM USA will receive any NPM Adjustment amounts (or associated interest or earnings) for 2004 or any subsequent year. It is expected that PM USA would receive its share of any adjustments for 2004 - 2007 likely in the form of a credit against future MSA payments and its share of any adjustment for 2008 - 2013 in the form of either a withdrawal from the DPA and/or a credit against future MSA payments.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

▪Other Disputes Related to MSA Payments: In addition to the disputed NPM Adjustments described above, MSA states and participating manufacturers, including PM USA, conducted another arbitration to resolve certain other disputes related to the calculation of the participating manufacturers’ payments under the MSA. PM USA disputed the method by which ounces of “roll your own” tobacco had been converted to cigarettes for purposes of calculating the downward volume adjustments to its MSA payments, but in February 2013 the arbitration panel issued a ruling in favor of the MSA states. This same arbitration panel also issued a ruling in the dispute over whether the “adjusted gross” or the “net” number of cigarettes on which federal excise tax is paid is the correct methodology for calculating MSA payments due from certain subsequent participating manufacturers. It is unclear precisely which past and future MSA payments may be affected by this ruling. PM USA also does not currently have access to the data that would be necessary to determine the magnitude and the direction of such effects, if any.

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
Furthermore, the Court of Appeals panel rejected all of the government’s and intervenors’ cross-appeal arguments and refused to broaden the remedial order entered by the trial court. The Court of Appeals panel also left undisturbed its prior holding that the government cannot obtain disgorgement as a permissible remedy under RICO.
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
Remaining issues pending include: (i) the specifics relating to the court-ordered corrective statements and (ii) the requirements related to point-of-sale signage. In November 2012, the district court issued its order specifying the content of the corrective statements described above. The district court’s order requires that the parties engage in negotiations with the special master regarding implementation of the corrective statements remedy. In January 2013, defendants filed a notice of appeal from the order on the content of the corrective statements and a motion to hold the appeal in abeyance pending completion of the negotiations, which the U.S. Court of Appeals granted in February 2013. On January 10, 2014, the parties submitted a motion for entry of a consent order in the district court, setting forth their agreement on the implementation details of the corrective communications remedy. The agreement provides that the “trigger date” for implementation is after the appeal on the content of the communications has been exhausted. On January 22, 2014, the district court convened a hearing and ordered further briefing. A number of amici who seek modification and rejection of the agreement for a variety of reasons have been given leave to appear: National Newspaper Publishers Association, National Association of Black Owned Broadcasters, Inc., National Association for the Advancement of Colored People, The Little Rock Sun Community Newspaper, Turner Broadcasting System, Inc., The CW Network, LLC, Univision Communications Inc., Radio One, Inc., TV One, LLC, Interactive One, LLC, Fox Broadcasting Company, Viacom Inc. and A&E Television Networks, LLC. On April 22, 2014, the parties filed an amended proposed consent order and accompanying submission in the district court seeking entry of a revised agreement on the implementation details of the corrective communications remedy.
In December 2011, the parties to the lawsuit entered into an agreement as to the issues concerning the document repository. Pursuant to this agreement, PM USA agreed to deposit an amount of approximately $3.1 million into the district court in installments over a five-year period.

“Lights/Ultra Lights” Cases

▪Overview: Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of April 21, 2014, a total of 15 such cases are pending in the United States. Three of these cases are pending in U.S. federal courts as discussed below. The other cases are pending in various U.S. state courts. In addition, a purported “Lights” class action is pending against PM USA in Israel (El-Roy).
In El-Roy, hearings on plaintiffs’ motion for class certification were held in November and December 2008, and an additional hearing on class certification was held in November 2011. In November 2012, the trial court denied the plaintiffs’ motion for class certification and ordered the plaintiffs to pay defendants approximately $100,000 in attorney fees. Plaintiffs in that case have noticed an appeal. Oral argument at the Israel Supreme Court is scheduled for September 18, 2014. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

▪Federal Multidistrict Proceeding and Subsequent Developments: Since the December 2008 United States Supreme Court decision in Good, and through April 21, 2014, 26 purported “Lights” class actions were served upon PM USA and, in certain cases, Altria Group, Inc. These cases were filed in 15 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA and were transferred and consolidated by the Judicial Panel on Multidistrict Litigation (“JPMDL”) before the U.S. District Court for the District of Maine for pretrial proceedings (“MDL proceeding”).
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
In Phillips, which is now pending in the U.S. District Court for the Northern District of Ohio, defendants filed in June 2012 a motion for partial judgment on the pleadings on plaintiffs’ class action consumer sales practices claims and a motion for judgment on the pleadings on plaintiffs’ state deceptive trade practices claims. In March 2013, the court granted defendants’ motions, dismissing with prejudice the associated claims. In April 2013, defendants filed a motion for judgment on the pleadings on the class component of plaintiffs’ claims for fraud and unjust enrichment. Plaintiffs filed a motion for class certification in August 2013, which the court heard in October 2013. In November 2013, the district court, upon agreement of the parties, dismissed Altria Group, Inc. without prejudice. PM USA is now the sole defendant in the case. On February 28, 2014, the district court denied class certification and denied as moot defendant’s motion for judgment on the pleadings on the class component of plaintiffs’ claims for fraud and unjust enrichment. Trial on the plaintiff’s individual claim has been set for June 8, 2015.
In Cabbat, which is pending in the U.S. District Court for the District of Hawaii, plaintiffs amended their complaint in July 2012, adding a claim for unjust enrichment and dropping their claims for breach of express and implied warranty. Plaintiffs filed a motion for class certification in April 2013, which the trial court denied on January 6, 2014. On January 13, 2014, the trial court vacated the trial date of February 10, 2014. A new trial date has not been set. On January 21, 2014, plaintiffs petitioned the U.S. Court of Appeals for the Ninth Circuit for appellate review of the class certification decision, which was denied on April 11, 2014.
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

▪“Lights” Cases Dismissed, Not Certified or Ordered De-Certified: To date, in addition to the federal district court in the MDL proceeding, 19 courts in 20 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.
Trial courts in Arizona, Hawaii, Illinois, Kansas, New Jersey, New Mexico, Ohio, Tennessee, Washington and Wisconsin have refused to grant class certification or have dismissed plaintiffs’ class action allegations. Plaintiffs voluntarily dismissed a case in Michigan after a trial court dismissed the claims plaintiffs asserted under the Michigan Unfair Trade and Consumer Protection Act.
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

▪Other Developments: In Oregon (Pearson), a state court denied plaintiffs’ motion for interlocutory review of the trial court’s refusal to certify a class. In February 2007, PM USA filed a motion for summary judgment based on federal preemption and the Oregon statutory exemption. In September 2007, the district court granted PM USA’s motion based on express preemption under the FCLAA, and plaintiffs appealed this dismissal and the class certification denial to the Oregon Court of Appeals. Argument was held in April 2010. In June 2013, the Oregon Court of Appeals reversed the trial court’s denial of class certification and remanded to the trial court for further consideration of class certification. In July 2013, PM USA filed a petition for reconsideration with the Oregon Court of Appeals, which was denied in August 2013. PM USA filed its petition for review to the Oregon Supreme Court in October 2013, which the court accepted on January 16, 2014. Oral argument is scheduled for June 23, 2014.
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

▪ State Trial Court Class Certifications: State trial courts have certified classes against PM USA in several jurisdictions. Over time, several such cases have been dismissed by the courts at the summary judgment stage. Certified class actions remain pending at the trial or appellate level in California (Brown), Massachusetts (Aspinall), Missouri (Larsen) and Arkansas (Miner). Significant developments in these cases include:

▪
Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA’s motion for summary judgment and granted plaintiffs’ cross-motion for summary judgment on the defenses of federal preemption and a state law exemption to Massachusetts’ consumer protection statute. On motion of the parties, the trial court subsequently reported its decision to deny summary judgment to the appeals court for review and stayed further proceedings pending completion of the appellate review. In March 2009, the Massachusetts Supreme Judicial Court affirmed the order denying summary judgment to PM USA and granting the plaintiffs’ cross-motion. In January 2010, plaintiffs moved for partial summary judgment as to liability claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). In March 2012, the trial court denied plaintiffs’ motion. In February 2013, the trial court, upon agreement of the parties, dismissed without prejudice plaintiffs’ claims against Altria Group, Inc. PM USA is now the sole defendant in the case. In September 2013, the case was transferred to the Business Litigation Session of the Massachusetts Superior Court. Also in September 2013, plaintiffs filed a motion for partial summary judgment on the scope of remedies available in the case, which the Massachusetts Superior Court denied on February 7, 2014, concluding that plaintiffs cannot obtain disgorgement of profits as an equitable remedy and that their recovery is limited to actual damages or $25 per class member if they cannot prove actual damages greater than $25. On February 14, 2014, plaintiffs filed a motion asking the trial court to report its February 7, 2014 ruling to the Massachusetts Appeals Court for review, which the trial court denied on February 28, 2014. On March 5, 2014, plaintiffs petitioned the Massachusetts Appeals Court for review of the ruling, which the appellate court denied on March 7, 2014. No trial date has been set.

▪
Brown: In June 1997, plaintiffs filed suit in California state court alleging that domestic cigarette manufacturers, including PM USA and others, violated California law regarding unfair, unlawful and fraudulent business practices.  In May 2009, the California Supreme Court reversed an earlier trial court decision that decertified the class and remanded the case to the trial court.  At that time, the class consisted of individuals who, at the time they were residents of California, (i) smoked in California one or more cigarettes manufactured by PM USA that were labeled and/or advertised with the terms or phrases “light,” “medium,” “mild,” “low tar,” and/or “lowered tar and nicotine,” but not including any cigarettes labeled or advertised with the terms or phrases “ultra light” or “ultra low tar,” and (ii) who were exposed to defendant’s marketing and advertising activities in California.  Plaintiffs are seeking restitution of a portion of the costs of “light” cigarettes purchased during the class period and injunctive relief ordering corrective communications. In September 2012, at the plaintiffs’ request, the trial court dismissed all defendants except PM USA from the lawsuit.  Trial began in April 2013. In May 2013 the plaintiffs redefined the class to include California residents who smoked in California one or more of defendant’s Marlboro Lights cigarettes between January 1, 1998 and April 23, 2001, and who were exposed to defendant’s marketing and advertising activities in California. In June 2013, PM USA filed a motion to decertify the class. Trial concluded in July 2013. In September 2013, the court issued a final Statement of Decision, in which the court found that PM USA violated California law, but that plaintiffs had not established a basis for relief. On this basis, the court granted judgment for PM USA. The court also denied PM USA’s motion to decertify the class. In October 2013, the court entered final judgment in favor of PM USA. PM USA filed a motion seeking $766,321 in costs as the prevailing party. In October 2013, plaintiffs filed a motion for sanctions seeking to offset PM USA’s claimed costs in light of alleged discovery violations and, in November 2013, filed a motion requesting the court deny or reduce such costs. Also in November 2013, plaintiffs moved for a new trial, which the court denied. In December 2013, plaintiffs filed a notice of appeal and, on January 2, 2014, PM USA filed a conditional cross-appeal. On February 24, 2014, the trial court awarded PM USA $764,553 in costs and

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

declined to issue sanctions against PM USA for alleged discovery violations. On February 24, 2014, plaintiffs appealed the costs award.

▪
Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiffs’ motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995 - 2003. In June 2010, PM USA’s motion for partial summary judgment regarding plaintiffs’ request for punitive damages was denied. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). The plaintiffs’ motion was denied in December 2010. In June 2011, PM USA filed various summary judgment motions challenging the plaintiffs’ claims. In August 2011, the trial court granted PM USA’s motion for partial summary judgment, ruling that plaintiffs could not present a damages claim based on allegations that Marlboro Lights are more dangerous than Marlboro Reds. The trial court denied PM USA’s remaining summary judgment motions. Trial in the case began in September 2011 and, in October 2011 the court declared a mistrial after the jury failed to reach a verdict. On January 27, 2014, the trial court reversed its prior ruling granting partial summary judgment against plaintiffs’ “more dangerous” claim and allowed plaintiffs to pursue that claim. The trial court has set alternative dates for the re-trial, with one possible date being January 20, 2015 and the other being March 16, 2015.

▪
Miner: In June 2007, the United States Supreme Court reversed the lower court rulings in Miner (formerly known as Watson) that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendants’ contention that the case must be tried in federal court under the “federal officer” statute. Following remand, the case was removed again to federal court in Arkansas and transferred to the MDL proceeding discussed above. In November 2010, the district court in the MDL proceeding remanded the case to Arkansas state court. In December 2011, plaintiffs voluntarily dismissed their claims against Altria Group, Inc. without prejudice. In March 2013, plaintiffs filed a class certification motion. In November 2013, the trial court granted class certification. The certified class includes those individuals who, from November 1, 1971 through June 22, 2010, purchased Marlboro Lights, including Marlboro Ultra Lights, for personal consumption in Arkansas. PM USA filed a notice of appeal of the class certification ruling to the Arkansas Supreme Court in December 2013.

Certain Other Tobacco-Related Litigation

▪Tobacco Price Case: One case remains pending in Kansas (Smith) in which plaintiffs allege that defendants, including PM USA and Altria Group, Inc., conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs’ motion for class certification was granted. In March 2012, the trial court granted defendants’ motions for summary judgment. Plaintiffs sought the trial court’s reconsideration of its decision, but in June 2012, the trial court denied plaintiffs’ motion for reconsideration. Plaintiffs have appealed the decision, and defendants have cross-appealed the trial court’s class certification decision, to the Court of Appeals of Kansas. Oral argument occurred in December 2013.

▪Ignition Propensity Cases: PM USA and Altria Group, Inc. are currently facing litigation alleging that a fire caused by cigarettes led to individuals’ deaths.  In a Kentucky case (Walker), the federal district court denied plaintiffs’ motion to remand the case to state court and dismissed plaintiffs’ claims in February 2009. Plaintiffs subsequently filed a notice of appeal. In October 2011, the U.S. Court of Appeals for the Sixth Circuit reversed the portion of the district court decision that denied remand of the case to Kentucky state court and remanded the case to Kentucky state court. The Sixth Circuit did not address the merits of the district court’s dismissal order. Defendants’ petition for rehearing with the Sixth Circuit was denied in December 2011. Defendants filed a renewed motion to dismiss in state court in March 2013. Based on new evidence, in June 2013, defendants removed the case for a second time to the U.S. District Court for the Western District of Kentucky and re-filed their motion to dismiss in June 2013. In July 2013, plaintiffs filed a motion to remand the case to Kentucky state court, which was granted on March 28, 2014.

▪False Claims Act Case: PM USA is a defendant in a qui tam action filed in the U.S. District Court for the District of Columbia (United States ex rel. Anthony Oliver) alleging violation of the False Claims Act in connection with sales of cigarettes to the U.S. military. The relator contends that PM USA violated “most favored customer” provisions in government contracts and regulations by selling cigarettes to non-military customers in overseas markets at more favorable prices than it sold to the U.S. military exchange services for resale on overseas military bases in those same

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

markets. The relator has dropped Altria Group, Inc. as a defendant and has dropped claims related to post-MSA price increases on cigarettes sold to the U.S. military. In July 2012, PM USA filed a motion to dismiss, which was granted in June 2013, and the case was dismissed with prejudice. In July 2013, the relator appealed the dismissal to the U.S. Court of Appeals for the D.C. Circuit. Oral argument is scheduled for May 7, 2014.

▪Argentine Grower Cases: PM USA and Altria Group, Inc. are named as defendants in six cases (Hupan, Chalanuk, Rodriguez Da Silva, Aranda, Taborda and Biglia) filed in Delaware state court against multiple defendants by the parents of Argentine children born with alleged birth defects. Plaintiffs in these cases allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., an alleged subsidiary of PMI, and that they and their infant children were exposed directly and in utero to hazardous herbicides and pesticides used in the production and cultivation of tobacco. Plaintiffs seek compensatory and punitive damages against all defendants. In December 2012, Altria Group, Inc. and certain other defendants were dismissed from the Hupan, Chalanuk and Rodriguez Da Silva cases. Altria Group, Inc. and certain other defendants were dismissed from Aranda, Taborda and Biglia in May 2013, October 2013 and February 2014, respectively. The three remaining defendants in the six cases are PM USA, Philip Morris Global Brands (a subsidiary of PMI) and Monsanto Company. Following discussions regarding indemnification for these cases pursuant to the Distribution Agreement between PMI and Altria Group, Inc., PMI and PM USA have agreed to resolve conflicting indemnity demands after final judgments are entered. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Guarantees and Other Similar Matters
In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At March 31, 2014, Altria Group, Inc. and certain of its subsidiaries (i) had $70 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for $32 million of guarantees, consisting primarily of surety bonds, related to their own performance; and (iii) had a redeemable noncontrolling interest of $34 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria Group, Inc. issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.
Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the “Distribution Agreement”), entered into as a result of Altria Group, Inc.'s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at March 31, 2014 as the fair value of this indemnification is insignificant.
As more fully discussed in Note 10. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under its $3.0 billion senior unsecured 5-year revolving credit agreement (the “Credit Agreement”) and amounts outstanding under its commercial paper program.

Note 10. Condensed Consolidating Financial Information:

PM USA, which is a wholly-owned subsidiary of Altria Group, Inc., has guaranteed Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program (the “Guarantees”). Pursuant to the Guarantees, PM USA fully and unconditionally guarantees, as primary obligor, the payment and performance of Altria Group, Inc.’s obligations under the guaranteed debt instruments (the “Obligations”), subject to release under certain customary circumstances as noted below.
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At March 31, 2014, the respective principal wholly-owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.
The following sets forth the condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013, condensed consolidating statements of earnings and comprehensive earnings for the three months ended March 31, 2014 and 2013, and condensed consolidating statements of cash flows for the three months ended March 31, 2014 and 2013 for Altria Group, Inc., PM USA and Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the Securities and Exchange Commission (“SEC”) interpretation and application of Rule 3-10 of SEC Regulation S-X.
The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
March 31, 2014
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$3,579	$1	$40	$—	$3,620
Receivables	—	11	102	—	113
Inventories:
Leaf tobacco	—	600	376	—	976
Other raw materials	—	124	64	—	188
Work in process	—	9	370	—	379
Finished product	—	186	241	—	427
	—	919	1,051	—	1,970
Due from Altria Group, Inc. and subsidiaries	735	4,628	1,844	(7,207)	—
Deferred income taxes	2	1,133	26	(61)	1,100
Other current assets	244	76	93	(239)	174
Total current assets	4,560	6,768	3,156	(7,507)	6,977
Property, plant and equipment, at cost	2	3,265	1,561	—	4,828
Less accumulated depreciation	2	2,188	635	—	2,825
	—	1,077	926	—	2,003
Goodwill	—	—	5,174	—	5,174
Other intangible assets, net	—	2	12,051	—	12,053
Investment in SABMiller	6,734	—	—	—	6,734
Investment in consolidated subsidiaries	11,259	2,993	—	(14,252)	—
Finance assets, net	—	—	1,874	—	1,874
Due from Altria Group, Inc. and subsidiaries	4,790	—	—	(4,790)	—
Other assets	156	463	244	(272)	591
Total Assets	$27,499	$11,303	$23,425	$(26,821)	$35,406

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
March 31, 2014
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Accounts payable	$26	$146	$149	$—	$321
Accrued liabilities:
Marketing	—	418	25	—	443
Employment costs	11	9	45	—	65
Settlement charges	—	4,303	7	—	4,310
Other	333	476	222	(61)	970
Income taxes	—	559	198	(239)	518
Dividends payable	957	—	—	—	957
Due to Altria Group, Inc. and subsidiaries	6,016	457	734	(7,207)	—
Total current liabilities	7,343	6,368	1,380	(7,507)	7,584
Long-term debt	13,692	—	300	—	13,992
Deferred income taxes	1,999	—	5,181	(272)	6,908
Accrued pension costs	197	—	16	—	213
Accrued postretirement health care costs	—	1,425	731	—	2,156
Due to Altria Group, Inc. and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	153	129	124	—	406
Total liabilities	23,384	7,922	12,522	(12,569)	31,259
Contingencies
Redeemable noncontrolling interest	—	—	34	—	34
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,678	3,310	10,568	(13,878)	5,678
Earnings reinvested in the business	25,388	300	1,253	(1,553)	25,388
Accumulated other comprehensive losses	(1,318)	(229)	(959)	1,188	(1,318)
Cost of repurchased stock	(26,568)	—	—	—	(26,568)
Total stockholders’ equity attributable to Altria Group, Inc.	4,115	3,381	10,871	(14,252)	4,115
Noncontrolling interests	—	—	(2)	—	(2)
Total stockholders’ equity	4,115	3,381	10,869	(14,252)	4,113
Total Liabilities and Stockholders’ Equity	$27,499	$11,303	$23,425	$(26,821)	$35,406

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
December 31, 2013
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
December 31, 2013
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended March 31, 2014
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$4,818	$703	$(4)	$5,517
Cost of sales	—	1,541	215	(4)	1,752
Excise taxes on products	—	1,460	49	—	1,509
Gross profit	—	1,817	439	—	2,256
Marketing, administration and research costs	39	402	79	—	520
Asset impairment and exit costs	—	2	—	—	2
Operating (expense) income	(39)	1,413	360	—	1,734
Interest and other debt expense (income), net	156	(64)	61	—	153
Earnings from equity investment in SABMiller	(225)	—	—	—	(225)
Earnings before income taxes and equity earnings of subsidiaries	30	1,477	299	—	1,806
(Benefit) provision for income taxes	(23)	547	107	—	631
Equity earnings of subsidiaries	1,122	53	—	(1,175)	—
Net earnings	1,175	983	192	(1,175)	1,175
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$1,175	$983	$192	$(1,175)	$1,175

Net earnings	$1,175	$983	$192	$(1,175)	$1,175
Other comprehensive earnings, net of deferred income taxes	60	2	22	(24)	60
Comprehensive earnings	1,235	985	214	(1,199)	1,235
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$1,235	$985	$214	$(1,199)	$1,235

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended March 31, 2013
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$4,822	$711	$(5)	$5,528
Cost of sales	—	1,099	205	(5)	1,299
Excise taxes on products	—	1,495	60	—	1,555
Gross profit	—	2,228	446	—	2,674
Marketing, administration and research costs	46	419	57	—	522
Operating (expense) income	(46)	1,809	389	—	2,152
Interest and other debt expense, net	161	—	100	—	261
Earnings from equity investment in SABMiller	(256)	—	—	—	(256)
Earnings before income taxes and equity earnings of subsidiaries	49	1,809	289	—	2,147
(Benefit) provision for income taxes	(9)	667	104	—	762
Equity earnings of subsidiaries	1,327	44	—	(1,371)	—
Net earnings	1,385	1,186	185	(1,371)	1,385
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$1,385	$1,186	$185	$(1,371)	$1,385

Net earnings	$1,385	$1,186	$185	$(1,371)	$1,385
Other comprehensive (losses) earnings, net of deferred income taxes	(28)	8	59	(67)	(28)
Comprehensive earnings	1,357	1,194	244	(1,438)	1,357
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$1,357	$1,194	$244	$(1,438)	$1,357

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2014
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$1,076	$2,360	$91	$(1,402)	$2,125
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(8)	(19)	—	(27)
Proceeds from finance assets	—	—	98	—	98
Other	—	4	1	—	5
Net cash (used in) provided by investing activities	—	(4)	80	—	76
Cash Provided by (Used in) Financing Activities
Long-term debt repaid	(525)	—	—	—	(525)
Repurchases of common stock	(272)	—	—	—	(272)
Dividends paid on common stock	(957)	—	—	—	(957)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	1,143	(1,391)	248	—	—
Cash dividends paid to parent	—	(965)	(437)	1,402	—
Other	—	—	(2)	—	(2)
Net cash used in financing activities	(611)	(2,356)	(191)	1,402	(1,756)
Cash and cash equivalents:
Increase (decrease)	465	—	(20)	—	445
Balance at beginning of period	3,114	1	60	—	3,175
Balance at end of period	$3,579	$1	$40	$—	$3,620

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2013
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities	$899	$2,301	$(222)	$(1,314)	$1,664
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(4)	(11)	—	(15)
Proceeds from finance assets	—	—	203	—	203
Net cash (used in) provided by investing activities	—	(4)	192	—	188
Cash Provided by (Used in) Financing Activities
Repurchases of common stock	(91)	—	—	—	(91)
Dividends paid on common stock	(886)	—	—	—	(886)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	961	(1,052)	91	—	—
Cash dividends paid to parent	—	(1,245)	(69)	1,314	—
Net cash (used in) provided by financing activities	(16)	(2,297)	22	1,314	(977)
Cash and cash equivalents:
Increase (decrease)	883	—	(8)	—	875
Balance at beginning of period	2,862	—	38	—	2,900
Balance at end of period	$3,745	$—	$30	$—	$3,775

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 11. Subsequent Event:

On April 1, 2014, Nu Mark acquired the e-vapor business of Green Smoke, Inc. and its affiliates (“Green Smoke”) for a total purchase price of up to approximately $130 million, subject to post closing adjustments. The acquisition complements Nu Mark’s capabilities and enhances its competitive position by adding e-vapor experience, broadening Nu Mark’s product offerings and strengthening its supply chain capabilities.

Pro forma results for this acquisition have not been presented because the acquisition of Green Smoke is not material to Altria Group, Inc.’s consolidated results of operations.

The allocation of the purchase price, which will consist substantially of intangible assets, is expected to be completed during 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Description of the Company

At March 31, 2014, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless tobacco products in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary, which is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary, which maintains a portfolio of leveraged and direct finance leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to Altria Group, Inc.’s operating subsidiaries, and Altria Client Services Inc., which provides various support services, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc.’s operating subsidiaries. In addition, Nu Mark and its subsidiaries, and Middleton use third-party contract manufacturing arrangements in the manufacture of their products. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At March 31, 2014, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

At March 31, 2014, Altria Group, Inc. also held approximately 26.8% of the economic and voting interest of SABMiller plc (“SABMiller”) which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends.

Altria Group, Inc.’s reportable segments are smokeable products, smokeless products and wine. The financial services and the alternative products businesses are included in an all other category.

Certain prior-period amounts have been reclassified to conform with the current-period presentation, due primarily to the reclassification of changes in book overdrafts on Altria Group, Inc.’s condensed consolidated statements of cash flows to operating activities. These amounts were previously classified as financing activities.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.
Consolidated Results of Operations for the Three Months Ended March 31, 2014: The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the three months ended March 31, 2014, from the three months ended March 31, 2013, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended March 31, 2013	$1,385	$0.69

2013 NPM Adjustment Items	(311)	(0.15)
2013 Implementation costs	1	—
2013 Tobacco and health judgments	4	—
2013 SABMiller special items	9	—
Subtotal 2013 special items	(297)	(0.15)

2014 NPM Adjustment Items	41	0.02
2014 Asset impairment and exit costs	(1)	—
2014 Tobacco and health judgments	(3)	—
2014 SABMiller special items	(6)	—
Subtotal 2014 special items	31	0.02

Operations	56	0.03
For the three months ended March 31, 2014	$1,175	$0.59

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations: The increase of $56 million in operations shown in the table above was due primarily to the following:

•	higher income from the smokeable products and smokeless products segments; and

•	lower interest and other debt expense, net;
partially offset by:

•	lower gains on asset sales from Altria Group, Inc.’s financial services business; and

•	lower earnings from Altria Group, Inc.’s equity investment in SABMiller.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2014 Forecasted Results: In April 2014, Altria Group, Inc. revised its 2014 full-year forecast for reported diluted EPS to a range of $2.53 to $2.60 from a range of $2.51 to $2.58 to reflect the impact of interest income related to the diligent enforcement rulings of the arbitration panel presiding over the non-participating manufacturer (“NPM”) adjustment dispute for 2003 (the “Arbitration Panel Decision”). The 2014 full-year reported diluted EPS forecast includes estimated net income of $0.01 per share as detailed in the table below, as compared with 2013 full-year reported diluted EPS of $2.26, which included $0.12 per share of net expenses, as detailed in the table below. In addition, Altria Group, Inc. reaffirmed its 2014 full-year forecast for adjusted diluted EPS, which excludes the net income in the table below, representing a growth rate of 6% to 9% over 2013 full-year adjusted diluted EPS. Altria Group, Inc. expects higher adjusted diluted EPS growth in the second half of the year compared to the first half driven by various factors. These include lower fourth-quarter costs in the smokeable products segment due to the end of the quota buyout payments and a lower fourth-quarter effective tax rate on operations compared to the fourth quarter of 2013 resulting from Altria Group, Inc.’s 2013 debt tender offer.

The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast and to the other forward-looking statements made in this Quarterly Report on Form 10-Q (“Form 10-Q”).

(Income) Expense, Net Included in Reported Diluted EPS
	2014	2013
NPM Adjustment Items	$(0.02)	$(0.21)
Tobacco and health judgments	—	0.01
SABMiller special items	0.01	0.01
Loss on early extinguishment of debt	—	0.34
Tax items	—	(0.03)
	$(0.01)	$0.12

Adjusted diluted EPS is a financial measure that is not consistent with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Altria Group, Inc.’s management reviews diluted EPS on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items may include, for example: loss on early extinguishment of debt; restructuring charges; SABMiller special items; certain tax items; tobacco and health judgments; and settlements of, and determinations made in connection with, disputes with certain states related to the non-participating manufacturer adjustment (“NPM Adjustment”) provision under the 1998 Master Settlement Agreement (the “MSA”) for the years 2003 - 2012 (such settlements and determinations are referred to collectively as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - Possible Adjustments in MSA Payments for 2003 - 2013 in Note 9. Contingencies to the condensed consolidated financial statements in Item 1. Financial Statements in this Quarterly Report on Form 10-Q (“Item 1”)). Altria Group, Inc.’s management does not view any of these special items to be part of its sustainable results as they may be highly variable and difficult to predict and can distort underlying business trends and results. Altria Group, Inc.’s management believes it is appropriate to disclose this non-GAAP financial measure to provide useful insight into underlying business trends and results, and to provide a more meaningful comparison of year-over-year results. Adjusted measures are used by management and regularly provided to Altria Group, Inc.’s chief operating decision maker for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. This information should be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.

Discussion and Analysis

Consolidated Operating Results

	For the Three Months Ended March 31,
	2014	2013
	(in millions)
Net revenues:
Smokeable products	$4,958	$4,968
Smokeless products	415	390
Wine	129	126
All other	15	44
Net revenues	$5,517	$5,528

Excise taxes on products:
Smokeable products	$1,474	$1,524
Smokeless products	30	26
Wine	5	5
Excise taxes on products	$1,509	$1,555

Operating income:
Operating companies income:
Smokeable products	$1,531	$1,920
Smokeless products	239	222
Wine	22	20
All other	(1)	50
Amortization of intangibles	(5)	(5)
General corporate expenses	(52)	(55)
Operating income	$1,734	$2,152

As discussed further in Note 6. Segment Reporting to the condensed consolidated financial statements in Item 1, Altria Group, Inc.’s chief operating decision maker reviews operating companies income to evaluate the performance of and allocate resources to the segments. Operating companies income for the segments excludes general corporate expenses and amortization of intangibles. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

The following events that occurred during the three months ended March 31, 2014 and 2013 affected the comparability of statement of earnings amounts:

•
NPM Adjustment Items: For the three months ended March 31, 2014, PM USA recorded interest income of approximately $64 million, which reduced interest and other debt expense, net on Altria Group, Inc.’s condensed consolidated statement of earnings. This interest income represents estimated interest recorded by PM USA during the first quarter of 2014 as a result of the Arbitration Panel Decision.

For the three months ended March 31, 2013, PM USA recorded a reduction to cost of sales of $483 million, which increased operating companies income in the smokeable products segment. This reduction to cost of sales resulted from the settlement of disputes with certain states and territories related to the NPM Adjustment provision under the MSA for the years 2003-2012 (“NPM Adjustment Settlement”).
For further discussion of these items, see Health Care Cost Recovery Litigation - Possible Adjustments in MSA Payments for 2003 - 2013 in Note 9. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 9”).

Consolidated Results of Operations for the Three Months Ended March 31, 2014

The following discussion compares consolidated operating results for the three months ended March 31, 2014 with the three months ended March 31, 2013.

Net revenues, which include excise taxes billed to customers, were essentially unchanged at $5.5 billion as lower gains on asset sales in the financial services business were offset by higher net revenues in the smokeless products segment.

Excise taxes on products decreased $46 million (3.0%), due primarily to lower smokeable products shipment volume.

Cost of sales increased $453 million (34.9%), due primarily to the NPM Adjustment Settlement in 2013, partially offset by lower smokeable products shipment volume.

Operating income decreased $418 million (19.4%), due primarily to lower operating results from the smokeable products segment (which includes the NPM Adjustment Settlement in 2013), and lower gains on asset sales in the financial services business, partially offset by higher operating results from the smokeless products segment.

Interest and other debt expense, net, decreased $108 million (41.4%), due primarily to interest income recorded during the first quarter of 2014 as a result of the Arbitration Panel Decision and lower interest costs on debt as a result of debt maturities in 2013 and 2014, and debt refinancing activities during 2013.

Earnings from Altria Group, Inc.’s equity investment in SABMiller decreased $31 million (12.1%), due primarily to lower gains resulting from issuances of common stock by SABMiller.

Net earnings attributable to Altria Group, Inc. of $1,175 million decreased $210 million (15.2%), due primarily to lower operating income and lower earnings from Altria Group, Inc.’s equity investment in SABMiller, partially offset by lower interest and other debt expense, net. Diluted and basic EPS attributable to Altria Group, Inc. of $0.59, each decreased by 14.5% due to lower net earnings attributable to Altria Group, Inc.

Operating Results by Business Segment
Tobacco Space
Business Environment
Summary
The United States tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of our tobacco subsidiaries and our consolidated results of operations, cash flows and financial position. These challenges, some of which are discussed in more detail below, in Note 9 and in Cautionary Factors That May Affect Future Results, include:

▪	pending and threatened litigation and bonding requirements;

▪	the requirement to issue “corrective statements” in various media in connection with the Federal Government’s lawsuit;

▪
restrictions and requirements imposed by the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) enacted in June 2009, and restrictions and requirements that have been, and in the future will be, imposed by the U.S. Food and Drug Administration (“FDA”) under this statute;

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

▪	additional restrictions on the advertising and promotion of tobacco products;

▪	other actual and proposed tobacco product legislation and regulation; and
▪governmental investigations;

▪	the diminishing prevalence of cigarette smoking and increased efforts by tobacco control advocates and others (including employers and retail establishments) to further restrict tobacco use;

▪	price gaps and changes in price gaps between premium and lowest price brands;

▪	competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation;

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
In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria Group, Inc.’s tobacco subsidiaries. Our tobacco subsidiaries believe that a significant number of adult tobacco consumers switch between tobacco categories or use multiple forms of tobacco products and that approximately 50% of adult smokers say they are interested in trying innovative tobacco products. Altria Group, Inc.’s tobacco subsidiaries further believe that adult tobacco consumer awareness of electronic cigarettes is high and growing and estimate that consumer expenditures for e-vapor products reached approximately $1 billion in the United States in 2013. Altria Group, Inc. and its tobacco subsidiaries work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the United States through innovation and adjacency growth strategies (including, where appropriate, arrangements with, or investments in, third parties). For example, Nu Mark entered the e-vapor category with the introduction of MarkTen electronic cigarettes into a lead market in Indiana in August 2013 and expanded distribution of MarkTen electronic cigarettes to Arizona in December 2013. Nu Mark plans to expand MarkTen electronic cigarettes nationally beginning in the second quarter of 2014. In addition, as further discussed in Note 11 - Subsequent Event to the condensed consolidated financial statements in Item 1, on April 1, 2014 Nu Mark completed the acquisition of the e-vapor business of Green Smoke, Inc. and its affiliates. See the discussions regarding new product technologies, adjacency growth strategy and evolving consumer preferences in Cautionary Factors That May Affect Future Results below for certain risks associated with the foregoing discussion.
We have provided additional detail on the following topics below:
▪FSPTCA and FDA Regulation;
▪Excise Taxes;
▪International Treaty on Tobacco Control;
▪State Settlement Agreements;
▪Other Federal, State and Local Regulation and Activity;
▪Illicit Trade;
▪Tobacco Price, Availability and Quality; and
▪Timing of Sales.
FSPTCA and FDA Regulation
The Regulatory Framework
The FSPTCA expressly establishes certain restrictions and prohibitions on our cigarette and smokeless tobacco businesses and authorizes or requires further FDA action. Under the FSPTCA, the FDA has broad authority to (1) regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of cigarettes, cigarette tobacco and smokeless tobacco products; (2) require disclosures of related information; and (3) enforce the FSPTCA and related regulations. The law also grants the FDA authority to extend the FSPTCA’s application, by regulation, to all other tobacco products, including cigars, pipe tobacco and electronic cigarettes. On April 24, 2014, the FDA issued proposed regulations for other tobacco products, which as proposed would include machine-made large cigars, e-vapor products such as electronic cigarettes, pipe tobacco, and chewable tobacco-derived nicotine products marketed and sold by some of our tobacco subsidiaries.
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
▪to subject tobacco products that are modified or first introduced into the market after March 22, 2011 to application and pre-market review and authorization requirements (the “New Product Application Process”) if the FDA does not find them to be “substantially equivalent” to products commercially marketed as of February 15, 2007, and to deny any such new product application, thus preventing the distribution and sale of any product affected by such denial;
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
From time to time, the FDA also issues guidance for public comment, which may be issued in draft or final form. Such guidance, when finalized, is intended to represent the FDA’s current thinking on a particular topic and may be predictive of the FDA’s enforcement stance on that topic.  Such guidance, even when finalized, is not intended to bind the FDA or the public or establish legally enforceable responsibilities.  For example, the FDA has issued draft guidance on topics such as modified risk tobacco product applications, applications for pre-market review of new tobacco products and demonstrating substantial equivalence of a new tobacco product.

A complete set of guidance documents issued by the FDA can be found on the FDA’s website at www.fda.gov/TobaccoProductsGuidanceComplianceRegulatoryInformation/default.htm. The information on this website is not, and shall not be deemed to be, part of this report or incorporated into any other filings Altria Group, Inc. makes with the Securities and Exchange Commission (“SEC”).

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
TPSAC Membership
Beginning in March 2010, PM USA and USSTC raised with the FDA their concerns that four of the voting members of the TPSAC have financial and other conflicts (including services as paid experts for plaintiffs in tobacco litigation) that could hamper the full and fair consideration of issues by the TPSAC and requested that their appointments be withdrawn. PM USA and USSTC raised similar concerns related to the engagement of two TPSAC subcommittee consultants. The FDA declined PM USA’s and USSTC’s requests, stating that the FDA had satisfied itself, after inquiry, that the individuals in question did not have disqualifying conflicts of interest. In February 2011, Lorillard Tobacco Company (“Lorillard”) and R.J. Reynolds Tobacco Company (“R.J. Reynolds”) filed suit in the U.S. District Court for the District of Columbia against the United States Department of Health and Human Services and individual defendants (sued in their official capacities) asserting that the composition of the TPSAC and the composition of the Constituents Subcommittee of the TPSAC violates several federal laws, including the Federal Advisory Committee Act. In August 2012, the district court denied the government’s motion to dismiss the plaintiffs’ complaint. The government defendants filed their motion for summary judgment as to all claims in June 2013. Lorillard and R.J. Reynolds filed a cross-motion for summary judgment in July 2013.
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
The FSPTCA does not set a deadline or required timeline for the FDA to act on the TPSAC’s report. The FDA has stated that the TPSAC’s report is only a recommendation and that the FDA’s receipt of the TPSAC’s report will not have an immediate effect on the availability of menthol cigarettes. In January 2012, the FDA announced that it had evaluated scientific information on menthol and had drafted a report related to the impact of menthol in cigarettes on public health. The FDA indicated that it had sent its report to external scientists for peer review. In July 2013, the FDA released its preliminary scientific evaluation, which states “that menthol cigarettes pose a public health risk above that seen with non-menthol cigarettes.” At the same time, the FDA also issued an advance notice of proposed rulemaking requesting comments on the

FDA’s preliminary scientific evaluation and information that may inform potential regulatory actions regarding menthol in cigarettes or other tobacco products. In November 2013, PM USA submitted comments to the FDA raising a number of concerns with the preliminary scientific evidence, including comments demonstrating that menthol cigarettes do not affect population harm differently than non-menthol cigarettes. PM USA also reiterated that significant restrictions on the use of menthol in cigarettes would have unintended consequences detrimental to public health and society. No future action can be taken by the FDA to regulate the manufacture, marketing or sale of menthol cigarettes (including a possible ban) until the completion of the rulemaking process.
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
Since enactment, several lawsuits have been filed challenging various provisions of the FSPTCA and the Final Tobacco Marketing Rule, including their constitutionality and the scope of the FDA’s authority thereunder. Altria Group, Inc. and its tobacco subsidiaries are not parties to any of these lawsuits.  As a result of one such challenge (Commonwealth Brands), the portion of the Final Tobacco Marketing Rule that bans the use of color and graphics in labeling and advertising is unenforceable by the FDA. For a further discussion of the Final Tobacco Marketing Rule and the status of graphic warnings for cigarette packages and advertising, see FDA Regulatory Actions - Graphic Warnings below.
In a separate challenge to the Final Tobacco Marketing Rule in the U.S. District Court for the Eastern District of Virginia, Renegade Tobacco Company, Inc. and others have challenged the constitutionality of an FDA regulation that restricts tobacco manufacturers from using the trade or brand name of a non-tobacco product on cigarettes or smokeless tobacco products. In May 2010, the district court issued a stay in the Renegade case pending the FDA’s consideration of amendments to the trade or brand name rule. In November 2011, the FDA proposed an amended rule, but continues to exercise its discretion to enforce the original trade or brand name provisions of the Final Tobacco Marketing Rule according to FDA guidance issued in May 2010. The case was dismissed without prejudice in November 2013 pursuant to a stipulation by which the FDA agreed not to enforce the current or any amended trade name rule against plaintiffs until least 180 days after rulemaking on the amended rule concludes. This relief only applies to plaintiffs in the case. All others are subject to the FDA’s exercise of enforcement discretion pursuant to the May 2010 guidance.
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
Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. For example, in 2009, the federal excise tax (“FET”) on cigarettes increased from $0.39 per pack to approximately $1.01 per pack and in July 2010, the New York state excise tax increased by $1.60 to $4.35 per pack. Between the end of 1998 and April 21, 2014, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.48 per pack. During 2013, Massachusetts, Minnesota, Oregon and Puerto Rico enacted legislation to increase their cigarette taxes. As of April 21, 2014, no state has enacted a cigarette excise tax increase in 2014. The President’s fiscal year 2014 Budget proposes significant increases in the FET for all tobacco products. The proposed budget would increase the FET on a pack of cigarettes by $0.94 per pack, raising the total FET to $1.95 per pack, and would also increase the tax on other tobacco products by a proportionate amount. It is not possible to predict whether this proposed FET increase will be enacted.
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
A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of April 21, 2014, the federal government, 22 states, Puerto Rico, Washington, D.C., Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of April 21, 2014, 178 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; and adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain and restrict smoking in public places.
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
State Settlement Agreements
As discussed in Note 9, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, market share and industry volume. For a discussion of the impact of the State Settlement Agreements, FETRA and FDA user fee payments on Altria Group, Inc., see Financial Review - Debt and Liquidity - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation below. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.
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

Other Federal, State and Local Regulation and Activity
Federal, State and Local Regulation
A number of states and localities have enacted or proposed legislation that imposes restrictions on tobacco products, such as legislation that (1) prohibits the sale of certain tobacco products with certain characterizing flavors, (2) requires the disclosure of health information separate from or in addition to federally-mandated health warnings, and (3) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products (including proposals to ban all tobacco product sales or to increase the legal age to purchase tobacco products above the current federal minimum age requirement of 18). The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions.  For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. See FSPTCA and FDA Regulation above for a summary of the FSPTCA’s regulation of certain tobacco products with characterizing flavors.
Whether other states or localities will enact legislation in these areas, and the precise nature of such legislation if enacted, cannot be predicted. Altria Group, Inc.’s tobacco subsidiaries have challenged and will continue to challenge certain state and local legislation, including through litigation. For example, on January 30, 2014, PM USA, Middleton and a USSTC subsidiary, along with other tobacco product manufacturers and three trade associations representing New York City retailers, filed a lawsuit in the U.S. District Court for the Southern District of New York challenging the coupon/discount ban included in a recently-enacted New York City ordinance on the grounds that it violates the First Amendment and is preempted by federal and state law. The district court has stayed enforcement of certain provisions of the ordinance, including the coupon/discount ban, pending the issuance of final regulations by New York City and the district court’s resolution of plaintiffs’ pending motion for preliminary injunction and any summary judgment motions.

Federal Tobacco Quota Buy-Out
In October 2004, FETRA was signed into law. PM USA, Middleton and USSTC are subject to the requirements of FETRA. FETRA eliminated the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the 10-year buy-out, which expires after the third quarter of 2014, is approximately $9.5 billion and is being paid by manufacturers and importers of each kind of tobacco product subject to FET. The cost is being allocated based on the relative market shares of manufacturers and importers of each kind of such tobacco product.
In February 2011, PM USA filed a lawsuit in the U.S. District Court for the Eastern District of Virginia challenging the USDA’s method for calculating the 2011 and future tobacco product class shares that are used to allocate liability for the industry payments that fund the FETRA buy-out described above. PM USA asserted in this litigation that the USDA violated FETRA, and imposed excessive FETRA assessments on PM USA, by failing to apply the most current FET rates enacted by Congress, which became effective in April 2009, in calculating the class share allocations. The Cigar Association of America has joined the litigation as a defendant intervenor. In October 2012, the district court denied PM USA’s motion for summary judgment, granted the defendants’ motion for summary judgment and dismissed the case. In December 2012, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit. Oral argument was held in September 2013. In November 2013, the Fourth Circuit affirmed the district court’s decision granting summary judgment.
For a discussion of the impact of the State Settlement Agreements, FETRA and FDA user fee payments on Altria Group, Inc., see Financial Review - Debt and Liquidity - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation below. We do not anticipate that the quota buy-out will have a material adverse impact on our consolidated results in 2014.
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
Most jurisdictions within the United States have restricted smoking in public places. Some public health groups have called for, and various jurisdictions have adopted or proposed, bans on smoking in outdoor places, in private apartments and in cars transporting minors. It is not possible to predict the results of ongoing scientific research or the types of future scientific research into the health risks of tobacco exposure and the impact of such research on regulation.

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
Illicit Trade
Altria Group, Inc. and its tobacco subsidiaries support appropriate regulations and enforcement measures to prevent illicit trade in tobacco products. For example, Altria Group, Inc.’s tobacco subsidiaries are engaged in a number of initiatives to help prevent trade in contraband tobacco products, including: enforcement of wholesale and retail trade programs and policies on trade in contraband tobacco products; engagement with and support of law enforcement and regulatory agencies; litigation to protect their trademarks; and support for a variety of federal and state legislative initiatives. Legislative initiatives to address trade in contraband tobacco products are designed to protect the legitimate channels of distribution, impose more stringent penalties for the violation of illegal trade laws and provide additional tools for law enforcement. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products continue to evolve as the nature of illicit tobacco products evolves. For example, in March 2010, the President signed into law the Prevent All Cigarette Trafficking (“PACT”) Act, which addresses illegal Internet sales by, among other things, imposing a series of restrictions and requirements on the delivery-sale of cigarettes and smokeless tobacco products and makes such products non-mailable to consumers through the United States Postal Service, subject to limited exceptions. The PACT Act has been the subject of ongoing lawsuits brought by certain Internet cigarette sellers. In one of these lawsuits, pending in the U.S. District Court for the District of Columbia, a preliminary injunction is currently in effect that prevents the implementation of certain portions of the PACT Act. In June 2013, the U.S. Court of Appeals for the D.C. Circuit upheld the preliminary injunction and remanded the case to the trial court for further proceedings.
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

Operating Results

The following discussion compares operating results for the smokeable and smokeless products segments for the three months ended March 31, 2014, with the three months ended March 31, 2013.

	For the Three Months Ended March 31,
	Net Revenues		Operating Companies Income
	2014	2013	2014	2013
	(in millions)
Smokeable products	$4,958	$4,968	$1,531	$1,920
Smokeless products	415	390	239	222
Total smokeable and smokeless products	$5,373	$5,358	$1,770	$2,142

Smokeable products segment

The smokeable products segment’s operating companies income decreased during the three months ended March 31, 2014, versus the prior-year period, due primarily to the NPM Adjustment Settlement in the first quarter of 2013. PM USA grew Marlboro’s retail share and its retail share of the total cigarette category versus the prior-year period.

The following table summarizes smokeable products segment shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
	2014	2013	Change
	(sticks in millions)
Cigarettes:
Marlboro	24,816	25,435	(2.4)%
Other premium	1,629	1,782	(8.6)%
Discount	2,304	2,284	0.9%
Total cigarettes	28,749	29,501	(2.5)%
Cigars:
Black & Mild	270	269	0.4%
Other	4	4	—%
Total cigars	274	273	0.4%
Total smokeable products	29,023	29,774	(2.5)%

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

The following table summarizes the smokeable products segment retail share performance:

	Retail Share
	For the Three Months Ended March 31,
	2014	2013	Percentage Point Change
Cigarettes:
Marlboro	43.8%	43.6%	0.2
Other premium	2.9	3.1	(0.2)
Discount	4.0	3.8	0.2
Total cigarettes	50.7%	50.5%	0.2
Cigars:
Black & Mild	28.2%	27.9%	0.3
Other	0.2	0.2	—
Total cigars	28.4%	28.1%	0.3

Retail share results for cigarettes are based on data from IRI/Management Science Associate Inc. (“MSAi”), a tracking service that uses a sample of stores and certain wholesale shipments to project market share and depict share trends. Retail share results for cigars are based on data from IRI InfoScan, a tracking service that uses a sample of stores to project market share and depict share trends. Both services track sales in the Food, Drug and Mass Merchandisers (including Wal-Mart), Convenience, Military, Dollar Store and Club trade classes. For other trade classes selling cigarettes, retail share is based on shipments from wholesalers to retailers through the Store Tracking Analytical Reporting System (“STARS”). These services are not designed to capture sales through other channels, including the internet, direct mail and some illicitly tax-advantaged outlets. Retail share results for cigars are based on data for machine-made large cigars. Middleton defines machine-made large cigars as cigars made by machine that weigh greater than three pounds per thousand, except cigars sold at retail in packages of 20 cigars. Because the cigars service represents retail share performance only in key trade channels, it should not be considered a precise measurement of actual retail share. It is IRI’s standard practice to periodically refresh its services, which could restate retail share results that were previously released in these services.

PM USA and Middleton executed the following pricing and promotional allowance actions during 2013:

•
Effective December 1, 2013, PM USA reduced its wholesale promotional allowance on Marlboro and L&M by $0.07 per pack. In addition, PM USA increased the list price on all of its other cigarette brands by $0.07 per pack.

•
Effective June 10, 2013, PM USA reduced its wholesale promotional allowance on Marlboro and L&M by $0.06 per pack. In addition, PM USA increased the list price on all of its other cigarette brands by $0.06 per pack.

Net revenues, which include excise taxes billed to customers, for the three months ended March 31, 2014, were essentially unchanged as lower shipment volume ($149 million) was offset by higher pricing, which includes higher promotional investments. Operating companies income for the three months ended March 31, 2014 decreased $389 million (20.3%), due primarily to the NPM Adjustment Settlement recorded during the first quarter of 2013 ($483 million) and lower shipment volume ($74 million), partially offset by higher pricing, which includes higher promotional investments.
Total smokeable products shipment volume for the three months ended March 31, 2014 decreased 2.5% versus the prior-year period.
PM USA’s reported domestic cigarettes shipment volume decreased 2.5% for the three months ended March 31, 2014, due primarily to the industry’s decline, partially offset by changes in trade inventories and retail share gains. PM USA’s first quarter of 2014 operating companies income and reported shipment volume benefited from modestly higher wholesale inventories compared to the same period last year; PM USA expects wholesale inventory levels to moderate during the year. After adjusting for trade inventory changes, PM USA estimates that its first-quarter 2014 domestic cigarettes shipment volume decreased approximately 3.5% and that total cigarette category volume declined approximately 4% for the same period.

PM USA’s shipments of premium cigarettes accounted for 92.0% of its reported domestic cigarettes shipment volume for the three months ended March 31, 2014, versus 92.3% for the three months ended March 31, 2013.

Middleton’s reported cigars shipment volume for the three months ended March 31, 2014 was essentially unchanged.

Marlboro’s retail share for the three months ended March 31, 2014 increased 0.2 shares point versus the prior-year period.

PM USA’s retail share for the three months ended March 31, 2014 increased 0.2 share points versus the prior-year period, due to retail share gains by Marlboro and by L&M in Discount, partially offset by share losses on other portfolio brands.

In the machine-made large cigars category, Black & Mild’s retail share for the three months ended March 31, 2014 increased 0.3 share points.
Smokeless products segment

The smokeless products segment’s operating companies income increased during the three months ended March 31, 2014, primarily through higher volume. USSTC grew Copenhagen and Skoal’s combined volume and retail share versus the prior-year period.

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
	2014	2013	Change
	(cans and packs in millions)
Copenhagen	103.9	93.5	11.1%
Skoal	64.0	64.4	(0.6)%
Copenhagen and Skoal	167.9	157.9	6.3%
Other	18.2	17.8	2.2%
Total smokeless products	186.1	175.7	5.9%

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

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Three Months Ended March 31,
	2014	2013	Percentage Point Change
Copenhagen	30.2%	28.7%	1.5
Skoal	20.6	21.9	(1.3)
Copenhagen and Skoal	50.8	50.6	0.2
Other	4.1	4.4	(0.3)
Total smokeless products	54.9%	55.0%	(0.1)

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

USSTC and PM USA executed the following pricing actions during 2013:

•	Effective December 8, 2013, USSTC increased the list price on all of its brands by $0.06 per can.

•	Effective December 1, 2013, PM USA increased the list price on Marlboro Snus tins and flip-top box (“FTB”) by $0.06 per tin or FTB.

•	Effective May 13, 2013, PM USA increased the list price on Marlboro Snus tins and FTB by $0.05 per tin or FTB.

•	Effective May 12, 2013, USSTC increased the list price on all of its brands by $0.05 per can.

Net revenues, which include excise taxes billed to customers, for the three months ended March 31, 2014, increased $25 million (6.4%) and operating companies income increased $17 million (7.7%). These increases were due primarily to higher volume and higher pricing, which includes higher promotional investments.
For the three months ended March 31, 2014, USSTC and PM USA’s combined reported domestic smokeless products shipment volume increased 5.9%, due primarily to volume growth for Copenhagen, partially offset by volume declines for Skoal. USSTC and PM USA’s reported shipment volume for the first quarter of 2014 benefited from an extra shipping day that was partially offset by trade inventory movements related to changes in Skoal’s promotional strategy. During the first quarter of 2014, USSTC began implementing strategies to enhance Skoal’s equity and carefully manage Skoal Classic price gaps in select geographies. These strategies, including changes to Skoal’s promotional plan, resulted in some retail inventory movements that negatively impacted USSTC’s first quarter shipment volume. While these short-term dynamics also may impact the segment’s second-quarter of 2014 results, USSTC’s strategies are expected to strengthen the brand over the long term.
Copenhagen and Skoal’s combined shipment volume increased 6.3% for the the three months ended March 31, 2014, versus the prior-year period.
After adjusting for calendar differences and trade inventory changes, USSTC and PM USA estimate that their combined domestic smokeless products shipment volume increased approximately 4% for the first quarter of 2014, while smokeless products category volume grew approximately 5.5% over the 12 months ended March 31, 2014.

Copenhagen and Skoal’s combined retail share for the three months ended March 31, 2014 increased 0.2 share points to 50.8%, versus the prior-year period. Copenhagen’s retail share for the three months ended March 31, 2014 increased 1.5 share points, benefiting from Copenhagen Long Cut Wintergreen and other products introduced over the past several years. Skoal’s retail share for the three months ended March 31, 2014 declined 1.3 share points.

USSTC and PM USA’s combined smokeless products retail share for the three months ended March 31, 2014 decreased 0.1 share point, versus the prior-year period, as retail share losses for Skoal and Other portfolio brands were mostly offset by retail share gains for Copenhagen.

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

Operating Results
Ste. Michelle increased its net revenues and operating companies income for the three months ended March 31, 2014, primarily due to improved premium mix. Ste. Michelle expanded its operating companies income margins during the first quarter of 2014.
The following discussion compares wine segment results for the three months ended March 31, 2014, with the three months ended March 31, 2013.

	For the Three Months Ended March 31,
	2014	2013
	(in millions)
Net revenues	$129	$126
Operating companies income	$22	$20

The following table summarizes wine segment case shipment volume performance:

	For the Three Months Ended March 31,
	2014	2013	Change
	(cases in thousands)
Chateau Ste. Michelle	573	530	8.1%
Columbia Crest [1]	192	227	(15.4)%
14 Hands	386	317	21.8%
Other [1]	552	611	(9.7)%
Total wine	1,703	1,685	1.1%

[1] Two Vines is no longer sold under the Columbia Crest brand. Effective January 1, 2014, shipment volume for Two Vines is included in “Other.” Prior-period shipment volume for Columbia Crest and Other have been adjusted to reflect this change.

For the three months ended March 31, 2014, net revenues, which include excise taxes billed to customers increased $3 million (2.4%) and operating companies income increased $2 million (10.0%). These increases were due primarily to improved premium mix.

For the three months ended March 31, 2014, Ste. Michelle’s reported wine shipment volume increased 1.1%, due primarily to increased distribution of 14 Hands, partially offset by changes in trade inventories.

Financial Review

Net Cash Provided by Operating Activities

During the first three months of 2014, net cash provided by operating activities was $2,125 million compared with $1,664 million during the first three months of 2013. This increase was due primarily to a voluntary $350 million contribution to Altria Group, Inc.’s pension plans during the three months ended March 31, 2013.

Altria Group, Inc. had a working capital deficit at March 31, 2014 and December 31, 2013. Altria Group, Inc.’s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.

Net Cash Provided by Investing Activities

During the first three months of 2014, net cash provided by investing activities was $76 million compared with $188 million during the first three months of 2013. This decrease was due primarily to lower proceeds from asset sales in the financial services business during the first three months of 2014.

Cash Used in Financing Activities

During the first three months of 2014, cash used in financing activities was $1,756 million compared with $977 million during the first three months of 2013. This increase was due primarily to the following:

•	$525 million repayment of Altria Group, Inc. senior unsecured notes at scheduled maturity during the first three months of 2014;

•	higher share repurchases during the first three months of 2014; and

•	higher dividends paid during the first three months of 2014.

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

At March 31, 2014, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook

Moody’s	P-2	Baa1	Stable
Standard & Poor’s [1]	A-2	BBB+	Stable
Fitch	F2	BBB+	Stable

1 On March 12, 2014, Standard & Poor’s raised the long-term debt credit rating for Altria Group, Inc. to “BBB+” from “BBB”.

Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. As of and for the three months ended March 31, 2014 and 2013, and as of December 31, 2013, there were no short-term borrowings.

At March 31, 2014, Altria Group, Inc. had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires on August 19, 2018, with an option, subject to certain conditions, for Altria Group, Inc. to extend the expiration date for two additional one-year periods. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Standard & Poor’s and Moody’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at March 31, 2014 for borrowings under the Credit Agreement was 1.25%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At March 31, 2014, credit available to Altria Group, Inc. under the Credit Agreement was $3.0 billion.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At March 31, 2014, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.7 to 1.0 and 8.3 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.

Any commercial paper issued by Altria Group, Inc. and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 10. Condensed Consolidating Financial Information to the condensed consolidated financial statements in Item 1 (“Note 10”).

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

Debt - At March 31, 2014 and December 31, 2013, Altria Group, Inc.’s total debt was $14.0 billion and $14.5 billion, respectively.

During the first quarter of 2014, Altria Group, Inc. repaid in full at maturity senior unsecured notes in the aggregate principal amount of $525 million.

Guarantees and Other Similar Matters - As discussed in Note 9, at March 31, 2014, Altria Group, Inc. and certain of its subsidiaries had unused letters of credit, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding. From time to time, subsidiaries of Altria Group, Inc. also issue lines of credit to affiliated entities. In addition, as discussed in Note 10, PM USA has issued guarantees related to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation - As discussed previously and in Note 9, PM USA has entered into State Settlement Agreements with the states and territories of the United States. PM USA also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA’s obligations under this trust expired on December 15, 2010 (these obligations had been offset by the obligations imposed on PM USA by FETRA, which expires after the third quarter of 2014). USSTC and Middleton are also subject to obligations imposed by FETRA. In addition, in June 2009, PM USA and a subsidiary of USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. The State Settlement Agreements, FETRA and the FDA user fees call for payments that are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group,

Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.’s subsidiaries recorded approximately $1.1 billion and $0.7 billion of charges to cost of sales for the three months ended March 31, 2014 and 2013, respectively. The 2013 amount included a reduction to cost of sales of $483 million for the NPM Adjustment Settlement.

In connection with the settlement of the NPM Adjustment disputes under the MSA for the years 2003 - 2012, the formula for allocating the revised NPM Adjustments applicable to the signatory states for 2013 and subsequent years among the tobacco product manufacturers that are original signatories to the MSA (“OPMs”) has been modified in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon certain future events, including the future relative market shares of the OPMs. For a detailed discussion of settlements of, and determinations made in connection with disputes with certain states related to the NPM Adjustment provision under the MSA for the years 2003 - 2012, see Health Care Cost Recovery Litigation - Possible Adjustments in MSA Payments for 2003 - 2013 in Note 9.

Based on current agreements, 2013 market share and historical annual industry volume decline rates, the estimated amounts that Altria Group, Inc.’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements, FETRA and FDA user fees approximate $5 billion in 2014 and approximately $4.6 billion each year thereafter. These amounts reflect the expiration of obligations imposed by FETRA after the third quarter of 2014, which will result in a decrease in the charge to cost of sales of approximately $100 million in 2014 and approximately $400 million starting in 2015. These amounts exclude the potential impact of the revised and streamlined NPM Adjustment provision applicable to signatory states for years after 2014 discussed above and also exclude the adjustments described below.

The estimated amounts due under the State Settlement Agreements and FETRA charged to cost of sales in each year would generally be paid in the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. As previously stated, the payments due under the terms of the State Settlement Agreements, FETRA and FDA user fees are subject to adjustment for several factors, including volume, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The future payment amounts discussed above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results.

Litigation Escrow Deposits - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of March 31, 2014, PM USA had posted various forms of security totaling approximately $32 million, the majority of which has been collateralized with cash deposits. These cash deposits are included in other assets on the condensed consolidated balance sheet.

Although litigation is subject to uncertainty and an adverse outcome or settlement of litigation could have a material adverse effect on the financial position, cash flows or results of operations of PM USA, UST or Altria Group, Inc. in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 9 and in Cautionary Factors That May Affect Future Results management expects cash flow from operations, together with Altria Group, Inc.’s access to capital markets, to provide sufficient liquidity to meet ongoing business needs.

Leases - PMCC’s investment in leases is included in the line item finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013. At March 31, 2014, PMCC’s net finance receivables of approximately $1.8 billion in leveraged leases, which are included in finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheet, consisted of rents receivable ($3.7 billion) and the residual value of assets under lease ($1.0 billion), reduced by third-party nonrecourse debt ($2.4 billion) and unearned income ($0.5 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, of $1.9 billion at March 31, 2014, also included net finance receivables for direct finance leases and an allowance for losses.

Equity and Dividends

On January 28, 2014, Altria Group, Inc. granted an aggregate of 1.4 million shares of restricted and deferred stock to eligible employees. Restrictions on these shares lapse in the first quarter of 2017. The market value per share was $36.73 on the date of grant.

During the three months ended March 31, 2014, 1.6 million shares of restricted and deferred stock vested. The total fair value of restricted and deferred stock that vested during the three months ended March 31, 2014 was $55 million. The weighted-average grant date fair value per share of these awards was $24.33.

Dividends paid during the first three months of 2014 and 2013 were $957 million and $886 million, respectively, an increase of 8.0%, primarily reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase programs discussed below. Altria Group, Inc. expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $1.92 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of Altria Group, Inc.’s Board of Directors (the “Board of Directors”).

Altria Group, Inc.’s share repurchase activity was as follows:

	For the Three Months Ended March 31,
	2014	2013
	(in millions, except per share data)
Total number of shares repurchased	7.5	1.7
Aggregate cost of shares repurchased	$272	$57
Average price per share of shares repurchased	$35.98	$34.05

At March 31, 2014, Altria Group, Inc. had approximately $185 million remaining in its current $1.0 billion share repurchase program, which it expects to complete by the end of the third quarter of 2014. The timing of share repurchases under the current share repurchase program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

For further discussion of Altria Group, Inc.’s share repurchase programs, see Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Item 1.

Contingencies

See Note 9 for a discussion of contingencies.

Cautionary Factors That May Affect Future Results
Forward-Looking and Cautionary Statements

We (1) may from time to time make written or oral forward-looking statements, including earnings guidance and other statements contained in filings with the SEC, reports to security holders and press releases and investor webcasts. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “forecasts,” “intends,” “projects,” “goals,” “objectives,” “guidance,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.
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
Unfavorable litigation outcomes could materially adversely affect the consolidated results of operations, cash flows and financial position of Altria Group, Inc., or the businesses of one or more of its subsidiaries.
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
Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 45 states and Puerto Rico now limit the dollar amount of bonds or require no bond at all. As discussed in Note 9, tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or the businesses of one or more of its subsidiaries, could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.
In certain litigation, PM USA faces potentially significant non-monetary remedies. For example, in the lawsuit brought by the United States Department of Justice, discussed in Note 9, the district court did not impose monetary penalties but ordered significant non-monetary remedies, including the issuance of “corrective statements” in various media.
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

It is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or the businesses of one or more of its subsidiaries, could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Altria Group, Inc. and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. Each of the companies has defended, and will continue to defend, vigorously against litigation challenges. However, Altria Group, Inc. and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria Group, Inc. to do so. See Note 9 and Exhibits 99.1 and 99.2 to this Form 10-Q for a discussion of pending tobacco-related litigation.
Altria Group, Inc.’s tobacco subsidiaries are subject to significant governmental and private sector actions intended to reduce or prevent tobacco use, which, together with the diminishing social acceptance of smoking, have resulted, and are expected to continue to result, in reduced cigarette industry volume.
Our tobacco subsidiaries face significant governmental and private sector action, including efforts aimed at reducing the incidence of tobacco use; restricting marketing and advertising; imposing regulations on packaging; requiring warnings and disclosure of flavors or other ingredients; prohibiting the sale of tobacco products with certain characterizing flavors or other characteristics; requiring pre-market authorization of certain tobacco products; limiting or prohibiting the sale of tobacco products by certain retail establishments and the sale of tobacco products in certain package sizes; and efforts seeking to hold them responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke.
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
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced cigarette industry volume, and we expect that these factors will continue to reduce cigarette consumption levels. Actions by the FDA, other federal, state or local governments or agencies and private sector entities, such as those which impact the consumer acceptability of tobacco products, limit adult consumer choices, delay or prevent the launch of new or modified tobacco products, restrict communications to adult consumers, restrict the ability to differentiate tobacco products, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing, labeling or packing requirements, require the recall or removal of tobacco products from the marketplace (including without limitation as a result of product contamination), interrupt manufacturing or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments, may have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.

Tobacco products are subject to substantial taxation, which could have an adverse impact on sales of the tobacco products of Altria Group, Inc.’s tobacco subsidiaries.
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
Our tobacco businesses face significant competition and their failure to compete effectively could have an adverse effect on the business of Altria Group, Inc.’s tobacco subsidiaries.
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

Altria Group, Inc. and its subsidiaries may be unsuccessful in anticipating changes in adult consumer preferences, responding to changes in consumer purchase behavior or managing through difficult economic conditions.
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
See Tobacco Space - Business Environment - Summary above for additional discussion concerning evolving adult tobacco consumer preferences, including increased consumer awareness of, and expenditures on, e-vapor products. Continued growth of this product category could further contribute to reductions in cigarette consumption levels and cigarette industry sales volume, and could adversely affect the growth rates of other tobacco products.
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

Altria Group, Inc.’s tobacco subsidiaries may be unsuccessful in developing and commercializing new product technologies that may reduce the health risks associated with current tobacco products and that appeal to adult tobacco consumers.
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
Altria Group, Inc. and its subsidiaries’ ability to grow new revenue streams may be limited if our operating companies are unable to move successfully into complementary products or processes.
Altria Group, Inc. and its subsidiaries have adjacency growth strategies involving moves and potential moves into complementary products or processes. We cannot guarantee that these strategies, or any products introduced in connection with these strategies, will be successful. See the immediately preceding paragraph for a related discussion concerning new product technologies.
Significant changes in tobacco leaf price, availability or quality could have an adverse effect on the profitability and business of Altria Group, Inc.’s tobacco subsidiaries.
Any significant change in tobacco leaf prices, quality or availability could adversely affect our tobacco subsidiaries’ profitability and business. For a discussion of factors that influence leaf prices, availability and quality, see Tobacco Space - Business Environment - Tobacco Price, Availability and Quality above.

Because Altria Group, Inc.’s tobacco subsidiaries rely on a few significant facilities and a small number of significant suppliers, an extended disruption at a facility or in service by a supplier could have a material adverse effect on the business, the consolidated results of operations, cash flows and financial position of Altria Group, Inc.
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
Altria Group, Inc. may be unable to attract and retain the best talent due to the impact of decreasing social acceptance of tobacco usage and tobacco control actions.
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
Acquisitions may adversely affect Altria Group, Inc.’s credit rating and Altria Group, Inc. may not achieve its anticipated strategic or financial objectives.
Altria Group, Inc. from time to time considers acquisitions and may engage in confidential acquisition negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Although we seek to maintain or improve our credit ratings over time, it is possible that completing a given acquisition or other event could impact our credit ratings or the outlook for those ratings. Furthermore, acquisition opportunities are limited, and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to acquire attractive businesses on favorable terms, that we will realize any of the anticipated benefits from an acquisition or that acquisitions will be quickly accretive to earnings.
Disruption and uncertainty in the debt capital markets could adversely affect Altria Group, Inc.’s access to the debt capital markets, earnings and dividend rate.
Access to the debt capital markets is important for us to satisfy our liquidity and financing needs. Disruption and uncertainty in the credit and debt capital markets and any resulting adverse impact on credit availability, pricing and/or credit terms may negatively affect the amount of credit available to us and may also increase our costs and adversely affect our earnings or our dividend rate.
Altria Group, Inc.’s reported equity earnings in SABMiller may be adversely affected by unfavorable foreign currency exchange rates.
For purposes of financial reporting, the earnings of SABMiller are translated into U.S. dollars from various local currencies based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar against these currencies, our reported equity earnings in SABMiller will be reduced because the local currencies will translate into fewer U.S. dollars.
Altria Group, Inc. may be required to write down intangible assets, including goodwill, due to impairment, which would reduce earnings.
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
Competition, unfavorable changes in grape supply and new governmental regulations or revisions to existing governmental regulations could adversely affect Ste. Michelle’s wine business.
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

The failure of Altria Group, Inc.’s information systems to function as intended, or the penetration by outside parties intent on disrupting business processes, could result in significant costs, loss of revenue, assets or personal or other sensitive data and reputational harm.
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
Unfavorable outcomes of any governmental investigations could materially affect the businesses of Altria Group, Inc. and its subsidiaries.
From time to time, Altria Group, Inc. and its subsidiaries are subject to governmental investigations on a range of matters. We cannot predict whether new investigations may be commenced or the outcome of such investigations, and it is possible that our business could be materially affected by an unfavorable outcome of future investigations.
Expanding international business operations subjects Altria Group, Inc. and its subsidiaries to various United States and foreign laws and regulations, and violations of such laws or regulations could result in reputational harm, legal challenges and/or significant costs.
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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 9 in Part I, Item 1. Financial Information of this Quarterly Report on Form 10-Q for a discussion of legal proceedings pending against Altria Group, Inc. and its subsidiaries. See also Exhibits 99.1 and 99.2 to this Form 10-Q.

Item 1A. Risk Factors.
Information regarding Risk Factors appears under Cautionary Factors That May Affect Future Results in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013 (“Form 10-K”). Other than as set forth in Part I, Item 2 of this Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Form 10-K.
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

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended March 31, 2014 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

January 1 - 31, 2014	—	$—	—	$456,685,481
February 1 - 28, 2014	4,177,464	$35.16	3,555,000	$331,613,708
March 1 - 31, 2014	3,999,000	$36.69	3,999,000	$184,901,368
For the Quarter Ended March 31, 2014	8,176,464	$35.91	7,554,000

(1)
The total number of shares purchased include (a) shares purchased under the April 2013 share repurchase program (which totaled 3,555,000 shares in February and 3,999,000 shares in March) and (b) shares withheld by Altria Group, Inc. in an amount equal to statutory withholding for holders who vested in restricted and deferred stock and used shares to pay all or a portion of the related taxes (which totaled 622,464 shares in February).

Item 6. Exhibits.

10.1	Form of Restricted Stock Agreement, dated as of January 28, 2014. Incorporated by reference to Exhibit 10.1 to Altria Group, Inc.’s Current Report on Form 8-K filed on January 30, 2014.

10.2	Form of Deferred Stock Agreement, dated as of January 28, 2014.

10.3	Stock Compensation Plan for Non-Employee Directors, as amended and restated effective January 29, 2014.

12	Statements regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

99.3
Definitions of Terms Related to Financial Covenants included in Altria Group, Inc.’s Amended and Restated 5-Year Revolving Credit Agreement, dated as of August 19, 2013. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013.

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
April 24, 2014