Form 10-Q
period 2014-06-30
ALTRIA GROUP, INC.
filed 2014-07-22
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
At July 14, 2014, there were 1,983,448,803 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$1,193	$3,175
Receivables	105	115
Inventories:
Leaf tobacco	842	933
Other raw materials	187	180
Work in process	335	394
Finished product	486	372
	1,850	1,879
Deferred income taxes	1,101	1,100
Other current assets	226	321
Total current assets	4,475	6,590
Property, plant and equipment, at cost	4,816	4,817
Less accumulated depreciation	2,819	2,789
	1,997	2,028
Goodwill	5,285	5,174
Other intangible assets, net	12,059	12,058
Investment in SABMiller	7,033	6,455
Finance assets, net	1,783	1,997
Other assets	650	557
Total Assets	$33,282	$34,859

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	June 30, 2014	December 31, 2013
Liabilities
Current portion of long-term debt	$—	$525
Accounts payable	311	409
Accrued liabilities:
Marketing	521	512
Employment costs	101	255
Settlement charges	2,044	3,391
Other	1,115	1,007
Dividends payable	954	959
Total current liabilities	5,046	7,058
Long-term debt	13,993	13,992
Deferred income taxes	6,970	6,854
Accrued pension costs	213	212
Accrued postretirement health care costs	2,152	2,155
Other liabilities	481	435
Total liabilities	28,855	30,706
Contingencies (Note 9)
Redeemable noncontrolling interest	34	35
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,692	5,714
Earnings reinvested in the business	25,698	25,168
Accumulated other comprehensive losses	(1,229)	(1,378)
Cost of repurchased stock (822,512,514 shares in 2014 and 812,482,035 shares in 2013)	(26,701)	(26,320)
Total stockholders’ equity attributable to Altria Group, Inc.	4,395	4,119
Noncontrolling interests	(2)	(1)
Total stockholders’ equity	4,393	4,118
Total Liabilities and Stockholders’ Equity	$33,282	$34,859
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Net revenues	$11,773	$11,833
Cost of sales	3,720	3,271
Excise taxes on products	3,194	3,334
Gross profit	4,859	5,228
Marketing, administration and research costs	1,158	1,074
Asset impairment and exit costs	(8)	1
Operating income	3,709	4,153
Interest and other debt expense, net	383	525
Earnings from equity investment in SABMiller	(425)	(483)
Earnings before income taxes	3,751	4,111
Provision for income taxes	1,314	1,460
Net earnings	2,437	2,651
Net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to Altria Group, Inc.	$2,437	$2,651
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$1.23	$1.32
Dividends declared	$0.96	$0.88

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2014	2013
Net revenues	$6,256	$6,305
Cost of sales	1,968	1,972
Excise taxes on products	1,685	1,779
Gross profit	2,603	2,554
Marketing, administration and research costs	638	552
Asset impairment and exit costs	(10)	1
Operating income	1,975	2,001
Interest and other debt expense, net	230	264
Earnings from equity investment in SABMiller	(200)	(227)
Earnings before income taxes	1,945	1,964
Provision for income taxes	683	698
Net earnings	1,262	1,266
Net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to Altria Group, Inc.	$1,262	$1,266
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$0.64	$0.63
Dividends declared	$0.48	$0.44

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Net earnings	$2,437	$2,651
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments	1	(1)
Benefit plans	49	113
SABMiller	99	(402)
Other comprehensive earnings (losses), net of deferred income taxes	149	(290)

Comprehensive earnings	2,586	2,361
Comprehensive earnings attributable to noncontrolling interests	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$2,586	$2,361
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,
	2014	2013
Net earnings	$1,262	$1,266
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments	1	(1)
Benefit plans	24	47
SABMiller	64	(308)
Other comprehensive earnings (losses), net of deferred income taxes	89	(262)

Comprehensive earnings	1,351	1,004
Comprehensive earnings attributable to noncontrolling interests	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$1,351	$1,004

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Year Ended December 31, 2013 and
the Six Months Ended June 30, 2014
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2012	$935	$5,688	$24,316	$(2,040)	$(25,731)	$2	$3,170
Net earnings (losses) (1)	—	—	4,535	—	—	(3)	4,532
Other comprehensive earnings, net of deferred income taxes	—	—	—	662	—	—	662
Stock award activity	—	26	—	—	11	—	37
Cash dividends declared ($1.84 per share)	—	—	(3,683)	—	—	—	(3,683)
Repurchases of common stock	—	—	—	—	(600)	—	(600)
Balances, December 31, 2013	935	5,714	25,168	(1,378)	(26,320)	(1)	4,118
Net earnings (losses) (1)	—	—	2,437	—	—	(1)	2,436
Other comprehensive earnings, net of deferred income taxes	—	—	—	149	—	—	149
Stock award activity	—	(22)	—	—	23	—	1
Cash dividends declared ($0.96 per share)	—	—	(1,907)	—	—	—	(1,907)
Repurchases of common stock	—	—	—	—	(404)	—	(404)
Balances, June 30, 2014	$935	$5,692	$25,698	$(1,229)	$(26,701)	$(2)	$4,393

(1)
Net losses attributable to noncontrolling interests for the six months ended June 30, 2014 and for the year ended December 31, 2013 exclude net earnings of $1 million and $3 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section in the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash Provided by (Used in) Operating Activities
Net earnings	$2,437	$2,651
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	100	106
Deferred income tax (benefit) provision	(21)	50
Earnings from equity investment in SABMiller	(425)	(483)
Cash effects of changes, net of the effects from acquisition of Green Smoke:
Receivables, net	12	79
Inventories	38	45
Accounts payable	(121)	(211)
Income taxes	(5)	89
Accrued liabilities and other current assets	12	(87)
Accrued settlement charges	(1,347)	(1,528)
Pension plan contributions	(8)	(365)
Pension provisions and postretirement, net	15	94
Other	72	1
Net cash provided by operating activities	759	441
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash Provided by (Used in) Investing Activities
Capital expenditures	$(60)	$(41)
Acquisition of Green Smoke, net of acquired cash	(93)	—
Proceeds from finance assets	189	274
Other	66	6
Net cash provided by investing activities	102	239
Cash Provided by (Used in) Financing Activities
Long-term debt issued	—	996
Long-term debt repaid	(525)	—
Repurchases of common stock	(404)	(226)
Dividends paid on common stock	(1,912)	(1,769)
Financing fees and debt issuance costs	—	(8)
Other	(2)	(2)
Net cash used in financing activities	(2,843)	(1,009)
Cash and cash equivalents:
Decrease	(1,982)	(329)
Balance at beginning of period	3,175	2,900
Balance at end of period	$1,193	$2,571
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At June 30, 2014, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless tobacco products in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary, which is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary, which maintains a portfolio of leveraged and direct finance leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to Altria Group, Inc.’s operating subsidiaries, and Altria Client Services Inc., which provides various support services, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc.’s operating subsidiaries. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At June 30, 2014, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

At June 30, 2014, Altria Group, Inc. also held approximately 27% of the economic and voting interest of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends.

Share Repurchases

Altria Group, Inc.’s share repurchase activity was as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except per share data)
Total number of shares repurchased	10.8	5.4	3.3	3.7
Aggregate cost of shares repurchased	$404	$192	$132	$135
Average price per share of shares repurchased	$37.40	$35.58	$40.72	$36.27

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

The Board of Directors authorized a $300 million share repurchase program in April 2013 and expanded it to $1.0 billion in August 2013 (as expanded, the “April 2013 share repurchase program”). At June 30, 2014, Altria Group, Inc. had approximately $53 million remaining in the April 2013 share repurchase program. Additionally, in July 2014, the Board of Directors authorized a new $1.0 billion share repurchase program that Altria Group, Inc. intends to commence upon the completion of the April 2013 share repurchase program. The timing of share repurchases under Altria Group, Inc.’s share repurchase programs depends upon marketplace conditions and other factors, and the programs remain subject to the discretion of the Board of Directors.

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

Note 2. Acquisition of Green Smoke:

On April 1, 2014, Nu Mark acquired the e-vapor business of Green Smoke, Inc. and its affiliates (“Green Smoke”) for a total purchase price of up to approximately $130 million, which includes contingent consideration and is subject to post-closing adjustments. The acquisition complements Nu Mark’s capabilities and enhances its competitive position by adding e-vapor experience, broadening product offerings and strengthening supply chain capabilities.

Green Smoke’s financial position and results of operations have been consolidated with Altria Group, Inc. as of April 1, 2014.

Pro forma results, as well as net revenues and net earnings for Green Smoke subsequent to the acquisition, have not been presented because the acquisition of Green Smoke is not material to Altria Group, Inc.’s consolidated results of operations.

The following amounts represent the fair value of identifiable assets acquired and liabilities assumed in the Green Smoke acquisition, and are subject to post-closing adjustments, which are expected to be finalized during 2014:

(in millions)
Cash and cash equivalents	$3
Inventory and other current assets	12
Indefinite-lived intangible asset - trademark	10
Definite-lived intangible assets	1
Current liabilities	(8)
Other assets and liabilities, net	1
Total identifiable net assets	19
Total purchase price	130
Goodwill	$111

Costs incurred to effect the acquisition, as well as integration costs, are being recognized as expenses in the periods in which the costs are incurred. For the six and three months ended June 30, 2014, Altria Group, Inc. incurred $9 million of integration and acquisition-related costs, consisting primarily of transaction costs and inventory adjustments, which were included in Altria Group, Inc.’s condensed consolidated statements of earnings.

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Service cost	$34	$43	$17	$22
Interest cost	172	157	86	79
Expected return on plan assets	(260)	(247)	(130)	(124)
Amortization:
Net loss	75	136	37	67
Prior service cost	5	5	2	2
Net periodic pension cost	$26	$94	$12	$46

Employer Contributions

Altria Group, Inc. makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. Employer contributions of $8 million were made to Altria Group, Inc.’s pension plans during the six months ended June 30, 2014. Currently, Altria Group, Inc. anticipates making additional employer contributions to its pension plans during the remainder of 2014 of approximately $10 million to $40 million based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Service cost	$8	$10	$4	$5
Interest cost	54	51	27	26
Amortization:
Net loss	14	28	7	14
Prior service credit	(21)	(22)	(10)	(11)
Net postretirement health care costs	$55	$67	$28	$34

Note 4. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net earnings attributable to Altria Group, Inc.	$2,437	$2,651	$1,262	$1,266
Less: Distributed and undistributed earnings attributable to unvested restricted and deferred shares	(6)	(7)	(3)	(3)
Earnings for basic and diluted EPS	$2,431	$2,644	$1,259	$1,263

Weighted-average shares for basic and diluted EPS	1,983	2,003	1,980	2,002

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

	For the Six Months Ended June 30, 2014
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2013	$—	$(1,273)	$(105)		$(1,378)

Other comprehensive earnings before reclassifications	1	—	150		151
Deferred income taxes	—	—	(53)		(53)
Other comprehensive earnings before reclassifications, net of deferred income taxes	1	—	97		98

Amounts reclassified to net earnings	—	80	3		83
Deferred income taxes	—	(31)	(1)		(32)
Amounts reclassified to net earnings, net of deferred income taxes	—	49	2		51

Other comprehensive earnings, net of deferred income taxes	1	49	99	(1)	149

Balances, June 30, 2014	$1	$(1,224)	$(6)		$(1,229)

	For the Three Months Ended June 30, 2014
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, March 31, 2014	$—	$(1,248)	$(70)		$(1,318)

Other comprehensive earnings before reclassifications	1	—	99		100
Deferred income taxes	—	—	(35)		(35)
Other comprehensive earnings before reclassifications, net of deferred income taxes	1	—	64		65

Amounts reclassified to net earnings	—	39	—		39
Deferred income taxes	—	(15)	—		(15)
Amounts reclassified to net earnings, net of deferred income taxes	—	24	—		24

Other comprehensive earnings, net of deferred income taxes	1	24	64	(1)	89

Balances, June 30, 2014	$1	$(1,224)	$(6)		$(1,229)

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Six Months Ended June 30, 2013
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2012	$2	$(2,414)	$372		$(2,040)

Other comprehensive (losses) earnings before reclassifications	(1)	30	(619)		(590)
Deferred income taxes	—	(13)	216		203
Other comprehensive (losses) earnings before reclassifications, net of deferred income taxes	(1)	17	(403)		(387)

Amounts reclassified to net earnings	—	156	1		157
Deferred income taxes	—	(60)	—		(60)
Amounts reclassified to net earnings, net of deferred income taxes	—	96	1		97

Other comprehensive (losses) earnings, net of deferred income taxes	(1)	113	(402)	(1)	(290)

Balances, June 30, 2013	$1	$(2,301)	$(30)		$(2,330)

	For the Three Months Ended June 30, 2013
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, March 31, 2013	$2	$(2,348)	$278		$(2,068)

Other comprehensive losses before reclassifications	(1)	—	(476)		(477)
Deferred income taxes	—	—	166		166
Other comprehensive losses before reclassifications, net of deferred income taxes	(1)	—	(310)		(311)

Amounts reclassified to net earnings	—	77	3		80
Deferred income taxes	—	(30)	(1)		(31)
Amounts reclassified to net earnings, net of deferred income taxes	—	47	2		49

Other comprehensive (losses) earnings, net of deferred income taxes	(1)	47	(308)	(1)	(262)

Balances, June 30, 2013	$1	$(2,301)	$(30)		$(2,330)

(1) For the six and three months ended June 30, 2014 and 2013, Altria Group, Inc.’s proportionate share of SABMiller’s other comprehensive earnings/losses consisted primarily of currency translation adjustments.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Benefit Plans: (1)
Net loss	$96	$173	$47	$86
Prior service cost/credit	(16)	(17)	(8)	(9)
	80	156	39	77

SABMiller (2)	3	1	—	3

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$83	$157	$39	$80

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net revenues:
Smokeable products	$10,569	$10,646	$5,611	$5,678
Smokeless products	879	848	464	458
Wine	275	263	146	137
All other	50	76	35	32
Net revenues	$11,773	$11,833	$6,256	$6,305
Earnings before income taxes:
Operating companies income:
Smokeable products	$3,320	$3,646	$1,789	$1,726
Smokeless products	524	492	285	270
Wine	50	45	28	25
All other	(54)	93	(53)	43
Amortization of intangibles	(10)	(10)	(5)	(5)
General corporate expenses	(121)	(113)	(69)	(58)
Operating income	3,709	4,153	1,975	2,001
Interest and other debt expense, net	(383)	(525)	(230)	(264)
Earnings from equity investment in SABMiller	425	483	200	227
Earnings before income taxes	$3,751	$4,111	$1,945	$1,964

The comparability of operating companies income for the reportable segments was affected by the following items:

Non-Participating Manufacturer (“NPM”) Adjustment Items - For the six and three months ended June 30, 2014 and 2013, pre-tax income for NPM adjustment items was recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Smokeable products segment	$43	$519	$43	$36
Interest and other debt expense, net	47	—	(17)	—
Total	$90	$519	$26	$36
These adjustments resulted from the settlement of, and determinations made in connection with, disputes with certain states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement (the “MSA”) for the years 2003 - 2012 (such settlements and determinations are referred to collectively as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - Possible Adjustments in MSA Payments for 2003 - 2013 in Note 9. Contingencies). The amounts shown in the table above for the smokeable products segment were recorded by PM USA as reductions to cost of sales, which increased operating companies income in the smokeable products segment.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Tobacco and Health Litigation Items - For the six and three months ended June 30, 2014 and 2013, pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Smokeable products segment	$19	$5	$16	$—
General corporate expenses	15	—	15	—
Interest and other debt expense, net	1	1	—	—
Total	$35	$6	$31	$—
During the second quarter of 2014, Altria Group, Inc. and PM USA recorded an aggregate pre-tax charge of $31 million in marketing, administration and research costs for the estimated costs of implementing the corrective communications remedy in connection with the federal government’s lawsuit against Altria Group, Inc. and PM USA. For further discussion, see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit in Note 9. Contingencies.
Asset Impairment and Exit Costs - During the second quarter of 2014, PM USA sold its Cabarrus, North Carolina manufacturing facility for approximately $66 million in connection with the previously completed manufacturing optimization program associated with PM USA’s closure of the manufacturing facility in 2009. As a result, during the second quarter of 2014, PM USA recorded a pre-tax gain of $10 million.
Note 7. Finance Assets, net:

In 2003, PMCC ceased making new investments and began focusing exclusively on managing its portfolio of finance assets in order to maximize its operating results and cash flows from its existing lease portfolio activities and asset sales. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold.

At June 30, 2014, finance assets, net, of $1,783 million were comprised of investments in finance leases of $1,825 million, reduced by the allowance for losses of $42 million. At December 31, 2013, finance assets, net, of $1,997 million were comprised of investments in finance leases of $2,049 million, reduced by the allowance for losses of $52 million.

PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. PMCC believes that, as of June 30, 2014, the allowance for losses of $42 million was adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may increase or decrease its allowance for losses if such conditions change in the future.
The activity in the allowance for losses on finance assets for the six months ended June 30, 2014 and 2013 was as follows:

	For the Six Months Ended June 30,
	2014	2013
	(in millions)
Balance at beginning of the year	$52	$99
Decrease to allowance	(10)	(47)
Balance at June 30	$42	$52

During the six months ended June 30, 2014 and 2013, PMCC determined that its allowance for losses exceeded the amounts required based on management’s assessment of the credit quality and size of PMCC’s leasing portfolio. As a result, PMCC reduced its allowance for losses by $10 million for the six months ended June 30, 2014, and by $47 million and $27 million for the six and three months ended June 30, 2013, respectively. These decreases to the allowance for losses were recorded as reductions to marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statements of earnings.

All PMCC lessees were current on their lease payment obligations as of June 30, 2014.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The credit quality of PMCC’s investments in finance leases as assigned by Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”) at June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
	(in millions)
Credit Rating by Standard & Poor’s/Moody’s:
“AAA/Aaa” to “A-/A3”	$434	$464
“BBB+/Baa1” to “BBB-/Baa3”	782	927
“BB+/Ba1” and Lower	609	658
Total	$1,825	$2,049

Note 8. Debt:

At June 30, 2014 and December 31, 2013, Altria Group, Inc. had no short-term borrowings.

Long-term Debt

During the first quarter of 2014, Altria Group, Inc. repaid in full at maturity senior unsecured notes in the aggregate principal amount of $525 million.

Altria Group, Inc.’s estimate of the fair value of its debt is based on observable market information derived from a third party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.’s total long-term debt at June 30, 2014 and December 31, 2013, was $16.2 billion and $16.1 billion, respectively, as compared with its carrying value of $14.0 billion and $14.5 billion, respectively.
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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of July 18, 2014, July 22, 2013 and July 23, 2012.

Type of Case	Number of Cases Pending as of July 18, 2014	Number of Cases Pending as of July 22, 2013	Number of Cases Pending as of July 23, 2012
Individual Smoking and Health Cases (1)	67	73	78
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	5	6	7
Health Care Cost Recovery Actions (3)	1	1	1
“Lights/Ultra Lights” Class Actions	14	15	16

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
(3) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

International Tobacco-Related Cases

As of July 18, 2014, PM USA is a named defendant in Israel in one “Lights” class action. PM USA is a named defendant in nine health care cost recovery actions in Canada, seven of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.

Tobacco-Related Cases Set for Trial

As of July 18, 2014, 23 Engle progeny cases and no individual smoking and health cases against PM USA are set for trial in 2014. Cases against other companies in the tobacco industry are also scheduled for trial in 2014. Trial dates are subject to change.

Trial Results

Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 56 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 38 of the 56 cases. These 38 cases were tried in Alaska (1), California (6), Florida (10), Louisiana (1), Massachusetts (1), Mississippi (1), Missouri (3), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2). A motion for a new trial was granted in one of the cases in Florida and in the case in Alaska. In the Alaska case (Hunter), the trial court withdrew its order for a new trial upon PM USA’s motion for reconsideration. Oral argument of plaintiff’s appeal of this ruling is scheduled for September 9, 2014. See Types and Number of Cases above for a discussion of the trial results in In re: Tobacco Litigation (West Virginia consolidated cases).

Of the 18 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 14 have reached final resolution. A verdict against defendants in one health care cost recovery case (Blue Cross/Blue Shield) was reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006, but plaintiff is seeking to reinstate the verdict, which an intermediate appellate court ordered on April 29, 2014. PM USA filed a petition for leave to appeal, which automatically stayed the April 29, 2014 order. See “Lights/Ultra Lights” Cases - The Price Case below for a discussion of developments in Price.

As of July 18, 2014, 59 state and federal Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision. Twenty-nine verdicts were returned in favor of plaintiffs and 30 verdicts were returned in favor of PM USA. In one case, not reflected in these numbers, the plaintiff obtained a favorable verdict, but the trial court vacated the verdict and ordered a new trial, which is not yet scheduled. See Smoking and Health Litigation - Engle Progeny Trial Court Results below for a discussion of these verdicts.

Judgments Paid and Provisions Related to Tobacco and Health Litigation (Including Engle Progeny Litigation)

After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments (and related costs and fees) totaling approximately $263 million and interest totaling approximately $143 million as of July 18, 2014. These amounts include payments for Engle

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

progeny judgments (and related costs and fees) totaling approximately $10.6 million and interest totaling approximately $1.8 million.

The changes in Altria Group, Inc.’s accrued liability for provisions related to tobacco and health litigation, including related interest costs, for the periods specified below were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Accrued liability for tobacco and health litigation at beginning of period	$3	$—	$7	$6
Pre-tax charges for tobacco and health judgments	3	5	—	—
Pre-tax charges for judgment-related interest costs	1	1	—	—
Pre-tax charges related to implementation of corrective communications remedy pursuant to the federal government’s lawsuit	31	—	31	—
Payments	(4)	—	(4)	—
Accrued liability for tobacco and health litigation at end of period	$34	$6	$34	$6
The accrued liability for tobacco and health litigation, including related interest costs, was included in liabilities on Altria Group, Inc.’s condensed consolidated balance sheets. Pre-tax charges for tobacco and health judgments and corrective communications were included in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net on Altria Group, Inc.’s condensed consolidated statements of earnings.

Security for Judgments

To obtain stays of judgments pending current appeals, as of June 30, 2014, PM USA has posted various forms of security totaling approximately $42 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheet.

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

Mulholland: In July 2013, a jury in the U.S. District Court for the Southern District of New York returned a verdict in favor of plaintiff and awarded $5.5 million in compensatory damages against PM USA. In August 2013, after taking into

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

account a prior recovery by the plaintiff against third parties, the court entered final judgment in the amount of $4.9 million. In September 2013, PM USA filed a renewed motion for judgment as a matter of law and plaintiff moved to modify the amount of the judgment. In December 2013, the trial court denied the parties’ post-trial motions. In January 2014, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit, plaintiff cross-appealed and PM USA posted a bond in the amount of $5.5 million.

Schwarz: In March 2002, an Oregon jury awarded $168,500 in compensatory damages and $150 million in punitive damages against PM USA. In May 2002, the trial court reduced the punitive damages award to $100 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the court of appeals’ decision reversing and remanding the case for a new trial on punitive damages. In June 2010, the Oregon Supreme Court affirmed the court of appeals’ decision and remanded the case to the trial court for a new trial limited to the question of punitive damages. In December 2010, the Oregon Supreme Court reaffirmed its earlier ruling and awarded PM USA approximately $500,000 in costs. In March 2011, PM USA filed a claim against the plaintiff for its costs and disbursements on appeal, plus interest. Trial on the amount of punitive damages began in January 2012. In February 2012, the jury awarded plaintiff $25 million in punitive damages. In September 2012, PM USA filed a notice of appeal from the trial court’s judgment with the Oregon Court of Appeals. In January 2014, plaintiff filed a motion to certify the appeal to the Oregon Supreme Court, which the Oregon Court of Appeals denied in March 2014. Oral argument at the Oregon Court of Appeals is scheduled for September 9, 2014.

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

Engle Progeny Cases

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s Engle decision, expired in January 2008. As of July 18, 2014, approximately 3,100 state court cases were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 4,200 state court plaintiffs.  Furthermore, as of July 18, 2014, approximately 1,000 cases were pending against PM USA in federal district court asserting individual claims by or on behalf of a similar number of federal court plaintiffs. Most of these federal cases are pending in the U.S. District Court for the Middle District of Florida (Jacksonville). Because of a number of factors, including, but not limited to, docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates.

In July 2013, the district court issued an order transferring, for case management purposes, all the Middle District of Florida Engle progeny cases to a judge presiding in the District of Massachusetts. The order directed that the cases will remain in the Middle District of Florida and that such judge will be designated a judge of that district for purposes of managing the cases. The U.S. District Court for the Middle District of Florida (Jacksonville) dismissed 847 cases in 2013 and, as of July 18, 2014, has dismissed 174 cases in 2014. Plaintiffs appealed 521 of the 2013 dismissals, which appeals were consolidated and heard by the U.S. Court of Appeals for the Eleventh Circuit on June 5, 2014. All remaining cases pending in the Middle District of Florida have been activated or are scheduled to be activated by May 2015.

Engle Progeny Trial Court Results

As of July 18, 2014, 59 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Twenty-nine verdicts were returned in favor of plaintiffs, which does not include one case, Sammarco, in which the trial court vacated the verdict in favor of the plaintiff and ordered a new trial.

Thirty verdicts were returned in favor of PM USA (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Russo (formerly Frazier), C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious, Szymanski, Gollihue, McCray, Denton, Hancock, Wilder, D. Cohen, LaMotte, J. Campbell, Dombey, Haldeman, Jacobson, Blasco, Gonzalez, Reider, Banks, Surico and Davis). In addition, there have been a number of mistrials, only some of which have resulted in new trials as of July 18,

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2014. The juries in the Reider and Banks cases returned zero damages verdicts in favor of PM USA. The juries in the Weingart and Hancock cases returned verdicts against PM USA awarding no damages, but the trial court in each case granted an additur. In the Russo case (formerly Frazier), however, the Florida Third District Court of Appeal reversed the judgment in defendants’ favor in April 2012 and remanded the case for a new trial. Defendants sought review of the case in the Florida Supreme Court, which was granted in September 2013. Oral argument occurred on April 30, 2014 in the Florida Supreme Court on the question of whether the statute of repose applies in Engle progeny cases.

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

Currently-Pending Cases
___________________________________________________________________________________________________
Plaintiff: Griffin
Date:    June 2014

Verdict:
On June 25, 2014, a jury in the U.S. District Court for the Middle District of Florida (Jacksonville) returned a verdict in favor of plaintiff and against PM USA awarding $1,268,402 in compensatory damages and allocating 50% of the fault to PM USA (an amount of $634,201).
___________________________________________________________________________________________________
Plaintiff: Burkhart
Date:    May 2014

Verdict:
On May 15, 2014, a jury in the U.S. District Court for the Middle District of Florida (Orlando) returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds Tobacco Company (“R.J. Reynolds”) and Lorillard Tobacco Company (“Lorillard”) awarding $5 million in compensatory damages and allocating 15% of the fault to PM USA. The court declined defendants’ request to reduce the compensatory damages award by the jury’s assessment of comparative fault, imposing joint and several liability. The following day, the jury awarded plaintiff $2.5 million in punitive damages, allocating $750,000 to PM USA.

Post-Trial Developments:
On July 9, 2014, defendants filed post-trial motions.
___________________________________________________________________________________________________
Plaintiff: Bowden
Date:    March 2014

Verdict:
In March 2014, a Duval County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded plaintiff $5 million in compensatory damages and allocated 30% of the fault to PM USA (an amount of $1.5 million).

Post-Trial Developments:
The court entered final judgment against defendants in March 2014. In April 2014, defendants filed post-trial motions, including motions for a new trial and to set aside the verdict. On May 21, 2014, the court denied defendants’ post-trial motions. On June 9, 2014, defendants filed a notice of appeal to the Florida First District Court of Appeal and, on June 18, 2014, PM USA posted a bond in the amount of $1.5 million.
___________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Plaintiff: Goveia
Date:    February 2014

Verdict:
An Orange County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. In February 2014, the jury awarded $850,000 in compensatory damages and allocated 35% of the fault against each defendant (an amount of $297,500). The jury also awarded $2.25 million in punitive damages against each defendant.

Post-Trial Developments:
In February 2014, defendants filed post-trial motions, including motions to set aside the verdict and for a new trial. In April 2014, the court denied defendants’ motions and entered final judgment against defendants. On April 25, 2014, defendants filed a notice of appeal to the Florida Fifth District Court of Appeal. On May 2, 2014, PM USA posted a bond in the amount of $2.5 million.
___________________________________________________________________________________________________
Plaintiff: Cuculino
Date:    January 2014

Verdict:
In January 2014, a Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded plaintiff $12.5 million in compensatory damages and allocated 40% of the fault to PM USA (an amount of $5 million).

Post-Trial Developments:
In January 2014, the court entered final judgment against PM USA, and PM USA filed post-trial motions, including motions to set aside the verdict and for a new trial. In March 2014 and April 2014, the court denied PM USA’s post-trial motions. Also in April 2014, PM USA filed a notice of appeal to the Florida Third District Court of Appeal, plaintiff cross-appealed and PM USA posted a bond in the amount of $5 million.
___________________________________________________________________________________________________
Plaintiff: Rizzuto
Date:    August 2013

Verdict:
In August 2013, a Hernando County jury returned a verdict in favor of plaintiff and against PM USA and Liggett Group LLC (“Liggett Group”). The jury awarded plaintiff $12.55 million in compensatory damages.

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
___________________________________________________________________________________________________
Plaintiff: Skolnick
Date:    June 2013

Verdict:
In June 2013, a Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded plaintiff $2.555 million in compensatory damages and allocated 30% of the fault to each defendant (an amount of $766,500).

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
____________________________________________________________________________________________________
Plaintiff: Ruffo
Date:    May 2013

Verdict:
In May 2013, a Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA and Lorillard. The jury awarded plaintiff $1.5 million in compensatory damages and allocated 12% of the fault to PM USA (an amount of $180,000).

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

Post-Trial Developments:
In December 2012, defendants filed several post-trial motions, including motions for a new trial and to set aside the verdict. In March 2013, the trial court denied all motions and entered final judgment against PM USA and Liggett Group refusing to reduce the compensatory damages award by plaintiff’s comparative fault and holding PM USA and Liggett Group jointly and severally liable for $5.5 million. In April 2013, defendants filed a notice of appeal to the Florida First District Court of Appeal, and PM USA posted a bond in the amount of $2.5 million. On July 14, 2014, the Florida First District Court of Appeal affirmed the judgment, but certified to the Florida Supreme Court the issue of the statute of repose, which is currently before the court in Hess.
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

Post-Trial Developments:
The trial court entered final judgment in March 2012. In April 2012, PM USA posted a bond in an amount of approximately $1.25 million. In May 2012, defendants filed a notice of appeal to the Florida Second District Court of Appeal. In October 2013, the Second District Court of Appeal affirmed the judgment. In November 2013, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. On June 5, 2014, the Florida Supreme Court stayed the case pending the outcome of Russo.
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

Post-Trial Developments:
In May 2011, the trial court entered final judgment. In October 2011, the trial court granted defendants’ motion for remittitur, reducing the punitive damages award against PM USA to $2.7 million, and denied defendants’ remaining post-trial motions. PM USA filed a notice of appeal to the Florida First District Court of Appeal and posted a bond in the amount of $1.25 million in November 2011. In May 2013, the First District Court of Appeal reversed and remanded the case for a new trial on the basis that the trial court erred in failing to submit the question of addiction causation to the jury. In June 2013, the plaintiff filed a motion for rehearing or rehearing en banc, which the First District Court of Appeal denied in July 2013. In August 2013, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, which the court denied in February 2014. In October 2013, the $1.25 million bond was returned to PM USA as a result of the First District Court of Appeal’s remand for a new trial.
____________________________________________________________________________________________________
Plaintiff: Tullo
Date:     April 2011

Verdict:
A Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA, Lorillard and Liggett Group. The jury awarded a total of $4.5 million in compensatory damages and allocated 45% of the fault to PM USA (an amount of $2.025 million).

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

Post-Trial Developments:
In July 2010, the trial court entered final judgment and, in August 2010, PM USA filed its notice of appeal. In October 2010, PM USA posted a $2.5 million bond. In September 2012, the Florida Fourth District Court of Appeal affirmed the compensatory damages award but reversed and remanded the punitive damages verdict. The Fourth District returned the case to the trial court for a new jury trial on plaintiff’s fraudulent concealment claim. If the jury finds in plaintiff’s favor on that claim, the $10 million punitive damages award against each defendant will be reinstated. In January 2013, plaintiff and defendants each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In February 2013, the Fourth District granted defendants’ motion to stay the mandate. In March 2013, plaintiff filed a motion for review of the stay order with the Florida Supreme Court, which was denied in April 2013. In June 2013, plaintiff moved to consolidate with Hess and Kayton, which defendants did not oppose, but in October 2013, plaintiff withdrew the motion for consolidation. In February 2014, the Florida Supreme Court stayed the appeal pending the outcome of the Hess case.
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Post-Trial Developments:
In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages. In April 2010, PM USA filed its notice of appeal and posted a $5 million bond. In August 2010, upon the motion of PM USA, the trial court entered an amended final judgment of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages to correct a clerical error. In June 2012, the Fourth District Court of Appeal affirmed the amended final judgment. In July 2012, PM USA filed a motion for rehearing. In December 2012, the Fourth District withdrew its prior decision, reversed the verdict as to compensatory and punitive damages and returned the case to the trial court for a new trial on the question of damages. In December 2012, plaintiff filed a motion for rehearing en banc or for certification to the Florida Supreme Court, which was denied in January 2013. In February 2013, plaintiff and PM USA each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, which the Florida Supreme Court denied in February 2014. Upon retrial on the question of damages, in October 2013, the new jury awarded approximately $3.7 million in compensatory damages and $7.5 million in punitive damages. In October 2013, PM USA filed post-trial motions, which the trial court denied on April 29, 2014. On May 16, 2014, PM USA filed a notice of appeal to the Fourth District Court of Appeal and, on May 21, 2014, plaintiff cross-appealed. On May 21, 2014, PM USA filed a rider with the Florida Supreme Court to make the previously-posted Naugle bond applicable to the retrial judgment.
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

Post-Trial Developments:
PM USA filed a notice of appeal to the Florida Fourth District Court of Appeal in July 2009. In May 2012, the Fourth District reversed and vacated the punitive damages award on the basis that it was barred by the statute of repose and affirmed the judgment in all other respects, upholding the compensatory damages award of $1.26 million. In June 2012, both parties filed rehearing motions with the Fourth District, which were denied in September 2012. In October 2012, PM USA and plaintiff filed notices to invoke the Florida Supreme Court’s discretionary jurisdiction. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $3.2 million for the judgment plus interest and associated costs. In June 2013, the Florida Supreme Court accepted jurisdiction of plaintiff’s petition for review, but declined to accept jurisdiction of PM USA’s petition. Also in June 2013, plaintiff moved to consolidate with R. Cohen and Kayton, which PM USA did not oppose, but in October 2013, plaintiff withdrew the motion for consolidation. Oral argument was heard on April 30, 2014 in the Florida Supreme Court on the statute of repose question.
_________________________________________________________________________________________________

Concluded Cases
________________________________________________________________________________________________
Plaintiff: Barbanell
Date:     August 2009

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA, awarding $5.3 million in compensatory damages. The judge had previously dismissed the punitive damages claim. In September 2009, the trial court entered final judgment and awarded plaintiff $1.95 million in actual damages. The judgment reduced the jury’s compensatory damages award due to the jury allocating 36.5% of the fault to PM USA.

Post-Trial Developments:
A notice of appeal was filed by PM USA in September 2009. In February 2012, the Florida Fourth District Court of Appeal reversed the judgment, holding that the statute of limitations barred plaintiff’s claims. In October 2012, on motion for rehearing, the Fourth District withdrew its prior decision and affirmed the trial court’s judgment. In November 2012, PM USA filed a notice to invoke the jurisdiction of the Florida Supreme Court, which the Florida

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Supreme Court denied. In the first quarter of 2014, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $3.6 million for the judgment plus interest and associated costs. In March 2014, PM USA filed a petition for writ of certiorari with the United States Supreme Court, which was denied on June 9, 2014. On June 12, 2014, PM USA paid the judgment plus interest and associated costs in the amount of approximately $3.6 million.
____________________________________________________________________________________________________
Plaintiff: Lock
Date:     October 2012

Verdict:
A Pinellas County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $1.15 million in compensatory damages and allocated 9% of the fault to each of the defendants (an amount of $103,500).

Post-Trial Developments:
In November 2012, defendants filed several post-trial motions, including motions for a new trial, to set aside the verdict and to reduce the damages award by the amount of economic damages paid by third parties. In January 2013, the trial court orally denied all post-trial motions. In February 2013, the trial court entered final judgment. In March 2013, defendants filed a notice of appeal to the Florida Second District Court of Appeal. In March 2014, PM USA paid the judgment plus interest and associated costs in the amount of approximately $140,000.
____________________________________________________________________________________________________

Engle Progeny Appellate Issues

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

After the remand of B. Brown, several state appellate rulings superseded the Eleventh Circuit’s ruling on Florida state law. These cases include Martin, a case against R.J. Reynolds in Escambia County, and J. Brown, a case against R.J. Reynolds in Broward County. In December 2011, petitions for writ of certiorari were filed with the United States Supreme Court by R.J. Reynolds in Campbell, Martin, Gray and Hall and by PM USA and Liggett Group in Campbell. The United States Supreme Court denied defendants’ certiorari petitions in March 2012.

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

Meanwhile, in the Waggoner case, the U.S. District Court for the Middle District of Florida (Jacksonville) ruled in December 2011 that application of the Engle findings to establish the wrongful conduct elements of plaintiffs’ claims consistent with Martin or J. Brown did not violate defendants’ due process rights.  PM USA and the other defendants sought appellate review of the due process ruling. In February 2012, the district court denied the motion for interlocutory appeal, but did apply the ruling to all active pending federal Engle progeny cases. As a result, R.J. Reynolds appealed the rulings in the Walker and Duke cases to the Eleventh Circuit, which, in September 2013, rejected the due process defense and affirmed the underlying judgments. In October 2013, R.J. Reynolds filed a petition for rehearing or rehearing en

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

banc. Thereafter, the Eleventh Circuit vacated its decision and substituted a new opinion. In November 2013, the Eleventh Circuit denied R.J. Reynolds’ initial petition for rehearing. R.J. Reynolds filed a petition for rehearing en banc or panel rehearing of the substituted decision, which was denied in January 2014. In March 2014, R.J. Reynolds filed petitions for writ of certiorari to the United States Supreme Court in the Walker and Duke cases, as well as in J. Brown. Defendants filed petitions for writ of certiorari in eight other Engle progeny cases that were tried in Florida state courts, including one case, Barbanell, in which PM USA is the defendant. In these eight petitions, defendants asserted questions similar to those in Walker, Duke and J. Brown. On June 9, 2014, the United States Supreme Court denied defendants’ petitions for writ of certiorari in all 11 cases.

In Soffer, an Engle progeny case against R.J. Reynolds, the First District Court of Appeal held that Engle progeny plaintiffs can recover punitive damages only on their intentional tort claims. In February 2014, the Florida Supreme Court accepted jurisdiction over plaintiff’s appeal from the First District Court of Appeal’s holding.

In Ciccone, an Engle progeny case against R.J. Reynolds, the Florida Fourth District Court of Appeal held that Engle progeny plaintiffs could establish class membership by showing that they developed symptoms during the Engle class period that could, in hindsight, be attributed to their smoking-related disease. The court certified a conflict with Castleman, a Florida First District Court of Appeal decision, which held that manifestation requires Engle progeny plaintiffs to have been aware during the class period that they had a disease caused by smoking in order to establish class membership. The Florida Supreme Court accepted jurisdiction in the Ciccone case on June 13, 2014.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of July 18, 2014, PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Medical Monitoring Class Actions

In medical monitoring actions, plaintiffs seek to recover the cost for, or otherwise the implementation of, court-supervised programs for ongoing medical monitoring purportedly on behalf of a class of individual plaintiffs. Two purported medical monitoring class actions are pending against PM USA. These two cases were brought in New York (Caronia, filed in January 2006 in the U.S. District Court for the Eastern District of New York) and Massachusetts (Donovan, filed in December 2006 in the U.S. District Court for the District of Massachusetts) on behalf of each state’s respective residents who: are age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT (“LDCT”) scanning in order to identify and diagnose lung cancer. Plaintiffs in these cases do not seek punitive damages. The future defense of these cases may be negatively impacted by evolving medical standards and practice. Two other cases (California (Xavier) and Florida (Gargano)) were dismissed in 2011.

In Caronia, in February 2010, the district court granted in part PM USA’s summary judgment motion, dismissing plaintiffs’ strict liability and negligence claims and certain other claims, granted plaintiffs leave to amend their complaint to allege a medical monitoring cause of action and requested further briefing on PM USA’s summary judgment motion as to plaintiffs’ implied warranty claim and, if plaintiffs amend their complaint, their medical monitoring claim. In March 2010, plaintiffs filed their amended complaint and PM USA moved to dismiss the implied warranty and medical monitoring claims. In January 2011, the district court granted PM USA’s motion, dismissed plaintiffs’ claims and declared plaintiffs’ motion for class certification moot in light of the dismissal of the case. The plaintiffs appealed that decision to the U.S. Court of Appeals for the Second Circuit. In May 2013, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal of plaintiffs’ traditional negligence, strict liability and breach-of-warranty claims on the grounds of statute of limitations and the widespread knowledge regarding the risks of cigarette smoking, but certified to the New York State Court of Appeals the following questions: (1) whether New York would recognize an independent claim for medical monitoring, (2) if so, what would be the elements of such a claim, and (3) what would be the statute of limitations applicable to such a claim and when would it be triggered. In May 2013, the New York Court of Appeals accepted the certified questions and, in December 2013, answered the first question ruling that New York law does not allow for an independent cause of action for medical monitoring. In April 2014, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s dismissal of the entire case, including the so-called independent claim for medical monitoring and issued its mandate on May 5, 2014.

In Donovan, the Supreme Judicial Court of Massachusetts, in answering questions certified to it by the district court, held in October 2009 that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The court also ruled that whether or not the case is barred by the applicable statute of limitations is a factual issue to be determined by the trial court. The case was remanded to federal court for further proceedings. In June 2010, the district court granted in part the plaintiffs’ motion for class certification, certifying the class as to plaintiffs’ claims for breach of implied warranty and violation of the Massachusetts Consumer Protection Act, but denying certification as to plaintiffs’ negligence claim. In July 2010, PM USA petitioned the U.S. Court of Appeals for the First Circuit for appellate review of the class certification decision. The petition was denied in September 2010. As a remedy, plaintiffs have proposed a 28-year medical monitoring program with an approximate cost of $190 million. In June 2011, plaintiffs filed various motions for summary judgment and to strike affirmative defenses, which the district court denied in March 2012 without prejudice. In October 2011, PM USA filed a motion for class decertification, which motion was denied in March 2012. In February 2013, the district court amended the class definition to extend to individuals who satisfy the class membership criteria through February 26, 2013, and to exclude

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

any individual who was not a Massachusetts resident as of February 26, 2013. In January 2014, plaintiffs renewed their previously filed motions for summary judgment and to strike affirmative defenses. A trial date has not been set.

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

Since the beginning of 2008, the Canadian Provinces of British Columbia, New Brunswick, Ontario, Newfoundland and Labrador, Quebec, Alberta, Manitoba, Saskatchewan and Prince Edward Island have brought health care reimbursement claims against cigarette manufacturers. PM USA is named as a defendant in the British Columbia and Quebec cases, while both Altria Group, Inc. and PM USA are named as defendants in the New Brunswick, Ontario, Newfoundland and Labrador, Alberta, Manitoba, Saskatchewan and Prince Edward Island cases. The Province of Nova Scotia and the territory of Nunavut have enacted similar legislation or are in the process of enacting similar legislation. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended June 30, 2014 and 2013, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was approximately $1.2 billion for each period. For the six months ended June 30, 2014 and 2013, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and FETRA was approximately $2.3 billion and $1.8 billion, respectively. The 2014 amounts include a reduction to cost of sales of approximately $43 million for the six and three months ended June 30, 2014 related to the NPM Adjustment Items discussed below. The 2013 amounts include reductions to cost of sales of $519 million and $36 million for the six and three months ended June 30, 2013, respectively, related to the NPM Adjustment Items discussed below.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

Possible Adjustments in MSA Payments for 2003 - 2013

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

An independent auditor appointed under the MSA (the “Independent Auditor”) is required to calculate the maximum amount, if any, of PM USA’s share of the NPM Adjustment for any year in respect of which such NPM Adjustment is potentially applicable. The Independent Auditor has calculated the following approximate amounts as PM USA’s maximum potential share of the NPM Adjustments for the years 2003 - 2013 (such amounts are exclusive of interest or earnings to which PM USA believes it would be entitled): $337 million for 2003, $388 million for 2004, $181 million for 2005, $154 million for 2006, $185 million for 2007, $250 million for 2008, $211 million for 2009, $219 million for 2010, $165 million for 2011, $207 million for 2012 and $215 million for 2013. For a variety of reasons, however, the amounts of the 2003 - 2013 NPM Adjustments that remain potentially available to PM USA are lower than these maximum amounts. For example, as discussed below, PM USA has entered into a settlement with 24 MSA states and territories resolving those states’ respective shares of the foregoing amounts. As a result, the amounts of the 2003 - 2013 NPM Adjustments that remain potentially available to PM USA from the MSA states and territories that have not entered into that settlement have been, or will be, reduced in light of the settlement. In addition, the amounts that remain potentially available to PM USA, even as reduced in light of the settlement, have been or may be further reduced as a result of various pending state court actions, recent decisions by Pennsylvania and Missouri state courts and other factors, all as discussed more fully below. The amounts that remain potentially available to PM USA may also be further reduced by other developments, including, but not limited to, agreements that may be entered in the future, disputes that may arise, or recalculation of the NPM Adjustment amounts by the Independent Auditor.

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

The selection of the arbitration panel for the 2003 NPM Adjustment was completed in July 2010. Following the completion of discovery, the participating manufacturers determined to continue to contest the 2003 diligent enforcement claims of 33 states, the District of Columbia and Puerto Rico (the “contested states”) and to no longer contest such claims by 12 states and four U.S. territories (the “non-contested states”). As discussed under “2003 NPM Adjustment Dispute and Awards by the Arbitration Panel” below, this arbitration has now concluded, with the arbitration panel finding that six

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

of the contested states did not diligently enforce their respective escrow statutes in 2003. As a result, the non-contested states’ share of the 2003 NPM Adjustment, along with the shares of the states found by the arbitration panel to have diligently enforced during 2003, have been reallocated in accordance with the MSA to those six states found by the panel not to have diligently enforced during 2003.

December 2012 Settlement and March 2013 Stipulated Award

Effective December 17, 2012, prior to the completion of the 2003 arbitration, PM USA, the other OPMs and certain other participating manufacturers entered into a settlement with 17 MSA states, the District of Columbia and Puerto Rico for settlement of the 2003 - 2012 NPM Adjustments with those states and territories. (As discussed below, the settlement also contains terms as to the 2013 NPM Adjustment and subsequent adjustments.) An additional MSA state joined the settlement in April 2013 (prior to the date of PM USA’s April 2013 MSA payment), two more MSA states joined the settlement in May 2013 (after the date of PM USA’s April 2013 MSA payment), and two more MSA states joined the settlement in June 2014 as discussed under “Settlement with Two of the Six States Found Non-Diligent for 2003” below. (These 22 states, the District of Columbia and Puerto Rico are collectively referred to as the “signatory states,” and the states and territories that have not joined the settlement are collectively referred to as the “non-signatory states.”)

In March 2013, the arbitration panel in the 2003 NPM Adjustment arbitration issued a stipulated partial settlement and award (the “Stipulated Award”) permitting the settlement to proceed. As a result, the number of contested states in the 2003 arbitration was reduced from 35 to the 15 contested states that had not joined the settlement as of that time. As part of the Stipulated Award, the arbitration panel ruled that the total 2003 NPM Adjustment claim is to be reduced pro rata by the aggregate allocable share of the signatory states (at the relevant time, approximately 46%) to determine the maximum amount of the 2003 NPM Adjustment potentially available from the 15 remaining contested states, although any of those states may seek a more favorable reduction method as to it for the 2003 NPM Adjustment through review in its state court. Following the issuance of the Stipulated Award, 14 of the non-signatory states, including 12 of the 15 remaining contested states described above, filed motions in their state MSA courts to vacate and/or modify portions or all of the Stipulated Award. In October 2013, the Idaho state court denied Idaho’s motion to vacate the Stipulated Award, although Idaho has appealed this ruling. In November 2013, Massachusetts dismissed its motion to vacate the Stipulated Award, and in February 2014, the Colorado state court denied Colorado’s motion to vacate the Stipulated Award. As discussed more fully below under “2003 NPM Adjustment Dispute and Awards by the Arbitration Panel”, in April 2014 and May 2014, a Pennsylvania state trial court and a Missouri state trial court, respectively, granted these states’ respective motions to modify the Stipulated Award to apply to them a more favorable reduction method for the 2003 NPM Adjustment than the pro rata reduction ordered by the arbitration panel in the Stipulated Award. PM USA is appealing these rulings. Many of the remaining motions also seek a more favorable reduction method than the pro rata reduction ordered by the arbitration panel in the Stipulated Award. No assurance can be given that this litigation, including PM USA’s appeals of the Pennsylvania and Missouri state court rulings, will be resolved in a manner favorable to PM USA.

Except for the two MSA states that joined in June 2014 (see discussion below), the settlement provides for the OPMs to receive reductions to their MSA payments in an amount equal to 46% of the signatory states’ aggregate allocable share of the OPMs’ aggregate 2003 - 2012 NPM Adjustments plus interest. The OPMs have agreed that, subject to certain conditions, PM USA will receive approximately 28% of such reductions (which is the maximum percentage allocation of the total 2003 - 2012 NPM Adjustments to which PM USA was entitled under the MSA); R.J. Reynolds will receive approximately 60% of such reductions; and Lorillard will receive approximately 12% of such reductions. Based on the identity of the signatory states on April 15, 2013 (the date of PM USA’s 2013 MSA payment), the reduction in PM USA’s April 2013 MSA payment obligation was approximately $483 million.

PM USA received all of its approximately $483 million reduction with respect to the signatory states that had joined the settlement prior to the date of the April 2013 MSA payment through a credit against that MSA payment. PM USA received an additional $36 million credit against its April 2014 MSA payment as a result of the two additional states that joined the settlement after the date of the 2013 MSA payment. R.J. Reynolds and Lorillard are expected to receive their respective reductions over a five-year period. PM USA recorded the $483 million, which it received as a credit against its April 2013 MSA payment, as a reduction to cost of sales that increased its reported pre-tax earnings in the first quarter of 2013. PM USA recorded the additional $36 million credit as a reduction to cost of sales that increased its reported pre-tax earnings in the second quarter of 2013.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As part of the settlement, each of the signatory states is to receive its portion of the amounts that have been paid by the OPMs into the DPA on account of the NPM Adjustments. In this context, PM USA authorized release to the 20 signatory states that had joined the settlement prior to the date of the April 2013 MSA payment of their allocable share of the $658 million that PM USA has paid into the DPA through the date of its April 2013 MSA payment (plus the accumulated earnings thereon), which amounted to approximately $272 million. In addition, PM USA authorized release of additional funds from the DPA to the two signatory states that joined the settlement in 2013 but after the date of the April 2013 MSA payment in an amount of approximately $22 million. Furthermore, PM USA deposited those 22 signatory states’ allocable share of its portion of the 2011 NPM Adjustment into the DPA in connection with its April 2014 MSA payment and then, following such deposit, authorized the release of such share to the signatory states as provided in the Stipulated Award. As discussed more fully under “Settlement with Two of the Six States Found Non-Diligent for 2003” below, PM USA also has authorized release of additional funds from the DPA to the two states that joined the settlement in June 2014.

The settlement also provides that the NPM Adjustment provision will be revised and streamlined as to the signatory states for years after 2012. Under the revised provision, the 2013 and 2014 NPM Adjustments are treated as “transition years,” in which the OPMs receive (1) a specified percentage of the signatory states’ allocable share of the maximum NPM Adjustment calculated by the Independent Auditor for the year in question and (2) a potential further amount from each signatory state depending on the level of escrow compliance in that state with respect to NPM cigarettes sold in 2013 or 2014, as applicable, on which that state’s excise tax was paid. PM USA received a reduction of approximately $35 million to its April 2014 MSA payment for the 2013 transition year, resulting in a reduction to cost of sales in the first quarter of 2014.

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

2003 NPM Adjustment Dispute and Awards by the Arbitration Panel

In September 2013, the arbitration panel for the 2003 NPM Adjustment issued awards ruling that six of the 15 contested states that had not joined the settlement did not diligently enforce their respective escrow statutes during 2003. Based on this ruling, the participating manufacturers are entitled to the entire 2003 NPM Adjustment remaining after the pro rata reduction ordered in light of the settlement by the arbitration panel in the Stipulated Award. Based on the pro rata reduction method specified by the panel and the 20% partial liability reduction applicable to signatories of the agreement regarding arbitration (both described above), PM USA believes it is entitled to receive an NPM Adjustment for 2003 in the amount of approximately $145 million. PM USA recorded this $145 million as a reduction to cost of sales, which increased its reported pre-tax earnings in the third quarter of 2013. The 2003 NPM Adjustment is applicable only to the six non-diligent states.

All six non-diligent states filed motions in their state courts to vacate the panel’s rulings as to their diligence. Furthermore, as noted above, all six non-diligent states had already filed motions in their state courts to vacate and/or modify the Stipulated Award seeking a more favorable reduction method as to them than the pro rata reduction ordered by the panel in the Stipulated Award. In April 2014, a Pennsylvania state trial court denied Pennsylvania’s motion to vacate the arbitration panel’s award that found that Pennsylvania had not diligently enforced its escrow statute during 2003. The trial court did, however, grant Pennsylvania’s motion to modify, with respect to Pennsylvania, that portion of the arbitration panel’s Stipulated Award that specified the reduction method for the 2003 NPM Adjustment. As a result, the credit that PM USA received against its April 2014 MSA payment in respect of the 2003 NPM Adjustment was $116 million (as calculated by the Independent Auditor), rather than the $145 million to which PM USA believes it is entitled. PM USA is appealing the Pennsylvania court’s ruling to modify the Stipulated Award. In May 2014, a Missouri state trial court denied Missouri’s motion to vacate the arbitration panel’s award that found that Missouri had not diligently enforced its escrow statute during 2003. The trial court did, however, grant Missouri’s motion to modify, with respect to Missouri, that portion of the arbitration panel’s Stipulated Award that specified the reduction method for the 2003 NPM Adjustment. PM USA is appealing the Missouri court’s ruling to modify the Stipulated Award, and Missouri is appealing the court’s ruling denying its motion to vacate the panel’s diligence award. If PM USA is not successful in its appeal of the Missouri court’s ruling modifying the Stipulated Award, it will be required to return to Missouri approximately $12 million (subject to confirmation by the Independent Auditor) of the $116 million credit that PM USA received against its April 2014 MSA payment in respect of the 2003 NPM Adjustment, plus applicable interest on that amount. In connection with this appeal, on July 1, 2014, PM USA posted a bond in the amount of $22 million.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Independent Auditor has also calculated that PM USA is entitled to interest of approximately $71 million in connection with the $116 million credit that it received against its April 2014 MSA payment in respect of the 2003 NPM Adjustment. PM USA received this $71 million in interest in the form of a credit against its April 2014 MSA payment (although PM USA would be required to return $7 million of this amount plus applicable interest, subject to confirmation by the Independent Auditor, to Missouri if it is not successful in the appeal discussed above). A number of states have, however, raised a dispute concerning the method by which such interest has been calculated. In addition, an OPM has raised another dispute concerning the method by which interest and DPA earnings are to be allocated among the OPMs. If any of these disputes is successfully asserted against PM USA, the amount of interest to which PM USA is entitled could be lower than $71 million. Based on its assessment of these factors, PM USA recorded $64 million in interest income, which reduced interest and other debt expense, net in the first quarter of 2014. As discussed more fully under “Settlement with Two of the Six States Found Non-Diligent for 2003” below, in the second quarter of 2014 PM USA reversed a portion of this previously recorded $64 million of interest income as a result of the two states joining the settlement in June 2014.

While PM USA intends to vigorously litigate the motions and appeals described above, no assurance can be given that one or more of these states will not be successful in vacating the panel’s ruling that it was not diligent and/or in seeking to have a more favorable reduction method applied as to it. If PM USA is unsuccessful in its appeals of the Pennsylvania or Missouri court rulings described above or if one or more other states are successful with respect to any such motions, the amount of the 2003 NPM Adjustment and any interest or earnings to which PM USA is entitled could be lower than the amounts described above. If, as a result of any of the motions to vacate or disputes about interest described above, the amount of the 2003 NPM Adjustment or interest thereon to which PM USA is entitled is less than the amounts that it has already received as a credit against its April 2014 MSA payment, PM USA would have to pay the difference.

Settlement with Two of the Six States Found Non-Diligent for 2003

In June 2014, Kentucky and Indiana, two of the six states that were found non-diligent for 2003, joined the settlement on modified terms that provide for the OPMs to receive reductions to their MSA payments in an amount equal to the sum of (i) 65% of the amount of the 2003 NPM Adjustment applicable to those states under the panel’s award described above, plus 65% of interest and earnings on that amount as was calculated by the Independent Auditor, and (ii) 55% of those states’ aggregate allocable share of the OPMs’ aggregate 2004 - 2012 NPM Adjustments plus interest. The amounts the OPMs are to receive from these two states on account of the 2003 - 2012 NPM Adjustments will be allocated among the OPMs using the percentages detailed above. All other terms of the settlement discussed above apply to these two signatory states.

The total amount that PM USA is to receive on account of the 2003 - 2012 NPM Adjustments as a result of these two states joining the settlement is $80 million. However, the 2003 NPM Adjustments previously recorded by PM USA for these two states included $54 million of the $80 million. Of the $54 million so recorded, $37 million was recorded as a reduction to cost of sales and $17 million was recorded as interest income. As a result of these two states joining the settlement, in the second quarter of 2014, PM USA recorded a $43 million reduction to cost of sales and a $17 million reduction in interest income, resulting in a net increase in reported pre-tax earnings of $26 million in the second quarter of 2014. In addition, in respect of the 2013 transition year as it relates to these two states, PM USA recorded an approximately $2.9 million reduction to cost of sales that increased its pre-tax earnings in the second quarter of 2014. As part of this settlement, PM USA also authorized release of additional funds from the DPA to these two signatory states in an amount of approximately $31 million.

In connection with the settlement, these two states are in the process of staying their motions to vacate or modify the Stipulated Award and the panel’s rulings as to their diligence. The other four non-diligent states continue to pursue their motions described above. These four states account for $108 million of the $145 million of 2003 NPM Adjustment to which PM USA believes it is entitled, $79 million of the $116 million of 2003 NPM Adjustment with which PM USA has been credited by the Independent Auditor in April 2014 and approximately 70% of the interest to which PM USA believes it is entitled.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The amounts of the NPM Adjustments for 2004 - 2013 that have been calculated by the Independent Auditor and set forth above will be reduced in light of the settlement to determine the maximum amount of such adjustments potentially available from the non-signatory states. The Stipulated Award did not specify the reduction method applicable to the 2004 - 2013 NPM Adjustment claims. In addition, the amounts of the NPM Adjustments for 2004 - 2013 that have been calculated by the Independent Auditor and set forth above may be recalculated by the MSA’s Independent Auditor if it receives information that is different from or in addition to the information on which it based these calculations, including, among other things, if it receives revised sales volumes from any participating manufacturer. Disputes among the manufacturers could also reduce the foregoing amounts. The availability and amount of any NPM Adjustment for 2004 - 2013 obtained through proceedings against the non-signatory states (as opposed to the settlement) will not be finally determined in the near term. There is no certainty that the OPMs and other MSA-participating manufacturers would ultimately receive any adjustment from the non-signatory states as a result of these proceedings, and the amount of any adjustment received for a year could be less than the amount for that year listed above (even as reduced in light of the settlement). The receipt by PM USA of a credit against its April 2014 MSA payment in respect of the 2003 NPM Adjustment and interest thereon does not provide any assurance that PM USA will receive any NPM Adjustment amounts (or associated interest or earnings) for 2004 or any subsequent year. It is expected that PM USA would receive its share of any adjustments for 2004 - 2007 likely in the form of a credit against future MSA payments and its share of any adjustment for 2008 - 2013 in the form of a withdrawal from the DPA and/or a credit against future MSA payments.

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

The government alleged that disgorgement by defendants of approximately $280 billion is an appropriate remedy and the trial court agreed. In February 2005, however, a panel of the U.S. Court of Appeals for the District of Columbia Circuit held that disgorgement is not a remedy available to the government under the civil provisions of RICO. In October 2005, the United States Supreme Court denied the government’s petition for writ of certiorari.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Remaining issues pending include: (i) the content of the court-ordered corrective communications and (ii) the requirements related to point-of-sale signage. In November 2012, the district court issued its order specifying the content of the corrective communications described above. The district court’s order required the parties to engage in negotiations with the special master regarding implementation of the corrective communications remedy for television,

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

newspapers, cigarette pack onserts and websites. In January 2013, defendants filed a notice of appeal from the order on the content of the corrective communications and a motion to hold the appeal in abeyance pending completion of the negotiations, which the U.S. Court of Appeals granted in February 2013. In January 2014, the parties submitted a motion for entry of a consent order in the district court, setting forth their agreement on the implementation details of the corrective communications remedy. The agreement provides that the “trigger date” for implementation is after the appeal on the content of the communications has been exhausted. Also in January 2014, the district court convened a hearing and ordered further briefing. A number of amici who sought modification or rejection of the agreement for a variety of reasons were given leave to appear: National Newspaper Publishers Association, National Association of Black Owned Broadcasters, Inc., National Association for the Advancement of Colored People, The Little Rock Sun Community Newspaper, Turner Broadcasting System, Inc., The CW Network, LLC, Univision Communications Inc. (“Univision”), Radio One, Inc., TV One, LLC, Interactive One, LLC, Fox Broadcasting Company, Viacom Inc. and A&E Television Networks, LLC. In April 2014, the parties filed an amended proposed consent order and accompanying submission in the district court seeking entry of a revised agreement on the implementation details of the corrective communications remedy. On June 2, 2014, the district court approved the April 2014 proposed consent order. On June 25, 2014, defendants filed a notice of appeal of the consent order solely for the purpose of perfecting the U.S. Court of Appeals’ jurisdiction over the pending appeal relating to the content of the corrective communications and, on July 2, 2014, moved to consolidate this appeal with the appeal filed in January 2013. One of the amici, Univision, filed a motion seeking leave to reconsider the consent order, which the district court granted on July 7, 2014. On July 8, 2014, Univision filed its motion for reconsideration. In the second quarter of 2014, Altria Group, Inc. and PM USA recorded provisions on each of their respective balance sheets totaling $31 million for the estimated costs of implementing the corrective communications remedy.  This estimate is subject to change due to several factors, including the outcome of the appeal on the content of the corrective communications, though Altria Group, Inc. and PM USA do not expect any change in this estimate to be material.

The consent order approved by the district court on June 2, 2014 did not address the requirements related to point-of-sale signage. On May 15, 2014, the district court ordered further briefing by the parties on the issue of corrective statements on point-of-sale signage, which was completed on June 18, 2014.

In December 2011, the parties to the lawsuit entered into an agreement as to the issues concerning the document repository. Pursuant to this agreement, PM USA agreed to deposit an amount of approximately $3.1 million into the district court in installments over a five-year period.

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of July 18, 2014, a total of 14 such cases are pending in the United States. Two of these cases are pending in U.S. federal courts as discussed below. The other cases are pending in various U.S. state courts. In addition, a purported “Lights” class action is pending against PM USA in Israel (El-Roy).

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

Federal Multidistrict Proceeding and Subsequent Developments

Since the December 2008 United States Supreme Court decision in Good, and through July 18, 2014, 26 purported “Lights” class actions were served upon PM USA and, in certain cases, Altria Group, Inc. These cases were filed in 15 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA and were transferred and consolidated by the Judicial Panel on Multidistrict Litigation (“JPMDL”) before the U.S. District Court for the District of Maine for pretrial proceedings (“MDL proceeding”).

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

In Phillips, which was pending in the U.S. District Court for the Northern District of Ohio, defendants filed in June 2012 a motion for partial judgment on the pleadings on plaintiffs’ class action consumer sales practices claims and a motion for judgment on the pleadings on plaintiffs’ state deceptive trade practices claims. In March 2013, the court granted defendants’ motions, dismissing with prejudice the associated claims. In April 2013, defendants filed a motion for judgment on the pleadings on the class component of plaintiffs’ claims for fraud and unjust enrichment. Plaintiffs filed a motion for class certification in August 2013, which the court heard in October 2013. In November 2013, the district court, upon agreement of the parties, dismissed Altria Group, Inc. without prejudice, leaving PM USA as the sole defendant in the case. In February 2014, the district court denied class certification and denied as moot defendant’s motion for judgment on the pleadings on the class component of plaintiffs’ claims for fraud and unjust enrichment. Trial on the plaintiff’s individual claim was set for June 8, 2015. PM USA made an offer of judgment to resolve the case for $6,000, which plaintiff accepted. As a result, on July 2, 2014, the U.S. District Court for the Northern District of Ohio dismissed the case, concluding the litigation.

In Cabbat, a case in the U.S. District Court for the District of Hawaii, plaintiffs amended their complaint in July 2012, adding a claim for unjust enrichment and dropping their claims for breach of express and implied warranty. Plaintiffs filed a motion for class certification in April 2013. In January 2014, the trial court denied the class certification motion and vacated the February 2014 trial date. Plaintiffs petitioned the U.S. Court of Appeals for the Ninth Circuit for appellate review of the class certification decision, which was denied in April 2014. On June 4, 2014, the U.S. Court of Appeals for the Ninth Circuit denied plaintiffs’ petition for reconsideration and reconsideration en banc.

In Wyatt, which is pending in the U.S. District Court for the Eastern District of Wisconsin, plaintiffs filed a motion for class certification in January 2013, which the court denied in August 2013. Also in August 2013, plaintiffs filed a petition for appeal to the U.S. Court of Appeals for the Seventh Circuit, which the court denied in September 2013. In October 2013, plaintiffs filed a motion in the district court seeking reconsideration of the denial of class certification, which the district court denied on May 28, 2014.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

“Lights” Cases Dismissed, Not Certified or Ordered De-Certified

To date, in addition to the federal district court in the MDL proceeding, 18 courts in 19 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

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

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in several jurisdictions. Over time, several such cases have been dismissed by the courts at the summary judgment stage. Certified class actions remain pending at the trial or appellate level in California (Brown), Massachusetts (Aspinall), Missouri (Larsen) and Arkansas (Miner). Significant developments in these cases include:

▪
Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA’s motion for summary judgment and granted plaintiffs’ cross-motion for summary judgment on the defenses of federal preemption and a state law exemption to Massachusetts’ consumer protection statute. On motion of the parties, the trial court subsequently reported its decision to deny summary judgment to the appeals court for review and stayed further proceedings pending completion of the appellate review. In March 2009, the Massachusetts Supreme Judicial Court affirmed the order denying summary judgment to PM USA and granting the plaintiffs’ cross-motion. In January 2010, plaintiffs moved for partial summary judgment as to liability claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). In March 2012, the trial court denied plaintiffs’ motion. In February 2013, the trial court, upon agreement of the parties, dismissed without prejudice plaintiffs’ claims against Altria Group, Inc. PM USA is now the sole defendant in the case. In September 2013, the case was transferred to the Business Litigation Session of the Massachusetts Superior Court. Also in September 2013, plaintiffs filed a motion for partial summary judgment on the scope of remedies available in the case, which the Massachusetts Superior Court denied in February 2014, concluding that plaintiffs cannot obtain disgorgement of profits as an equitable remedy and that their recovery is limited to actual damages or $25 per class member if they cannot prove actual

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

damages greater than $25. Plaintiffs filed a motion asking the trial court to report its February 2014 ruling to the Massachusetts Appeals Court for review, which the trial court denied. In March 2014, plaintiffs petitioned the Massachusetts Appeals Court for review of the ruling, which the appellate court denied. No trial date has been set.

▪
Brown: In June 1997, plaintiffs filed suit in California state court alleging that domestic cigarette manufacturers, including PM USA and others, violated California law regarding unfair, unlawful and fraudulent business practices.  In May 2009, the California Supreme Court reversed an earlier trial court decision that decertified the class and remanded the case to the trial court.  At that time, the class consisted of individuals who, at the time they were residents of California, (i) smoked in California one or more cigarettes manufactured by PM USA that were labeled and/or advertised with the terms or phrases “light,” “medium,” “mild,” “low tar,” and/or “lowered tar and nicotine,” but not including any cigarettes labeled or advertised with the terms or phrases “ultra light” or “ultra low tar,” and (ii) who were exposed to defendant’s marketing and advertising activities in California.  Plaintiffs are seeking restitution of a portion of the costs of “light” cigarettes purchased during the class period and injunctive relief ordering corrective communications. In September 2012, at the plaintiffs’ request, the trial court dismissed all defendants except PM USA from the lawsuit.  Trial began in April 2013. In May 2013 the plaintiffs redefined the class to include California residents who smoked in California one or more of defendant’s Marlboro Lights cigarettes between January 1, 1998 and April 23, 2001, and who were exposed to defendant’s marketing and advertising activities in California. In June 2013, PM USA filed a motion to decertify the class. Trial concluded in July 2013. In September 2013, the court issued a final Statement of Decision, in which the court found that PM USA violated California law, but that plaintiffs had not established a basis for relief. On this basis, the court granted judgment for PM USA. The court also denied PM USA’s motion to decertify the class. In October 2013, the court entered final judgment in favor of PM USA. In November 2013, plaintiffs moved for a new trial, which the court denied. In December 2013, plaintiffs filed a notice of appeal and PM USA filed a conditional cross-appeal. In February 2014, the trial court awarded PM USA $764,553 in costs. Also in February 2014, plaintiffs appealed the costs award.

▪
Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiffs’ motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995 - 2003. In June 2010, PM USA’s motion for partial summary judgment regarding plaintiffs’ request for punitive damages was denied. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). The plaintiffs’ motion was denied in December 2010. In June 2011, PM USA filed various summary judgment motions challenging the plaintiffs’ claims. In August 2011, the trial court granted PM USA’s motion for partial summary judgment, ruling that plaintiffs could not present a damages claim based on allegations that Marlboro Lights are more dangerous than Marlboro Reds. The trial court denied PM USA’s remaining summary judgment motions. Trial in the case began in September 2011 and, in October 2011, the court declared a mistrial after the jury failed to reach a verdict. In January 2014, the trial court reversed its prior ruling granting partial summary judgment against plaintiffs’ “more dangerous” claim and allowed plaintiffs to pursue that claim. The trial court has set alternative dates for the re-trial, with one possible date being January 20, 2015 and the other being March 16, 2015.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Developments

In Oregon (Pearson), a state court denied plaintiffs’ motion for interlocutory review of the trial court’s refusal to certify a class. In February 2007, PM USA filed a motion for summary judgment based on federal preemption and the Oregon statutory exemption. In September 2007, the district court granted PM USA’s motion based on express preemption under the FCLAA, and plaintiffs appealed this dismissal and the class certification denial to the Oregon Court of Appeals. Argument was held in April 2010. In June 2013, the Oregon Court of Appeals reversed the trial court’s denial of class certification and remanded to the trial court for further consideration of class certification. In July 2013, PM USA filed a petition for reconsideration with the Oregon Court of Appeals, which was denied in August 2013. PM USA filed its petition for review to the Oregon Supreme Court in October 2013, which the court accepted in January 2014. Oral argument occurred on June 23, 2014.

In December 2009, the state trial court in Carroll (formerly known as Holmes) (pending in Delaware) denied PM USA’s motion for summary judgment based on an exemption provision in the Delaware Consumer Fraud Act. In January 2011, the trial court allowed the plaintiffs to file an amended complaint substituting class representatives and naming Altria Group, Inc. and PMI as additional defendants. In July 2011, the parties stipulated to the dismissal without prejudice of Altria Group, Inc. and PMI. In February 2013, the trial court approved the parties’ stipulation to the dismissal without prejudice of Altria Group, Inc. and PMI, leaving PM USA as the sole defendant in the case.

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

In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the judgment entered by the trial court on remand from the 2005 Illinois Supreme Court decision overturning the verdict on the ground that the United States Supreme Court’s December 2008 decision in Good demonstrated that the Illinois Supreme Court’s decision was “inaccurate.” PM USA filed a motion to dismiss plaintiffs’ petition and, in February 2009, the trial court granted PM USA’s motion on the basis that the petition was not timely filed. In March 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois. In February 2011, the intermediate appellate court ruled that the petition was timely filed and reversed the trial court’s dismissal of the plaintiffs’ petition and, in September 2011, the Illinois Supreme Court declined PM USA’s petition for review. As a result, the case was returned to the trial court for proceedings on whether the court should grant the plaintiffs’ petition to reopen the prior judgment. In February 2012, plaintiffs filed an amended petition, which PM USA opposed. Subsequently, in responding to PM USA’s opposition to the amended petition, plaintiffs asked the trial court to reinstate the original judgment.  The trial court denied plaintiffs’ petition in December 2012. In January 2013, plaintiffs filed a notice of appeal with the Fifth Judicial District. In January 2013, PM USA filed a motion asking the Illinois Supreme Court to immediately exercise its jurisdiction over the appeal. In February 2013, the Illinois Supreme Court denied PM USA’s motion. Oral argument on plaintiffs’ appeal to the Fifth Judicial District was heard in October 2013. On April 29, 2014, the Fifth Judicial District reversed and ordered reinstatement of the original $10.1 billion trial court judgment against PM USA. On May 12, 2014, PM USA filed in the Illinois Supreme Court a petition for a supervisory order and a petition for leave to appeal. The filing of the petition for leave to appeal automatically stayed the Fifth District’s mandate pending disposition by the Illinois Supreme Court. On May 28, 2014, plaintiff filed a motion seeking recusal of Justice Karmeier, one of the Illinois Supreme Court justices, which PM USA opposed.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Certain Other Tobacco-Related Litigation

Tobacco Price Case

One case remains pending in Kansas (Smith) in which plaintiffs allege that defendants, including PM USA and Altria Group, Inc., conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs’ motion for class certification was granted. In March 2012, the trial court granted defendants’ motions for summary judgment. Plaintiffs sought the trial court’s reconsideration of its decision, but in June 2012, the trial court denied plaintiffs’ motion for reconsideration. Plaintiffs have appealed the decision, and defendants have cross-appealed the trial court’s class certification decision, to the Court of Appeals of Kansas. On July 18, 2014, the Court of Appeals affirmed the entry of summary judgment in favor of defendants.

Ignition Propensity Cases

PM USA and Altria Group, Inc. are currently facing litigation alleging that a fire caused by cigarettes led to individuals’ deaths.  In a Kentucky case (Walker), the federal district court denied plaintiffs’ motion to remand the case to state court and dismissed plaintiffs’ claims in February 2009. Plaintiffs subsequently filed a notice of appeal. In October 2011, the U.S. Court of Appeals for the Sixth Circuit reversed the portion of the district court decision that denied remand of the case to Kentucky state court and remanded the case to Kentucky state court. The Sixth Circuit did not address the merits of the district court’s dismissal order. Defendants’ petition for rehearing with the Sixth Circuit was denied in December 2011. Defendants filed a renewed motion to dismiss in state court in March 2013. Based on new evidence, in June 2013, defendants removed the case for a second time to the U.S. District Court for the Western District of Kentucky and re-filed their motion to dismiss in June 2013. In July 2013, plaintiffs filed a motion to remand the case to Kentucky state court, which was granted in March 2014.

False Claims Act Case

PM USA is a defendant in a qui tam action filed in the U.S. District Court for the District of Columbia (United States ex rel. Anthony Oliver) alleging violation of the False Claims Act in connection with sales of cigarettes to the U.S. military. The relator contends that PM USA violated “most favored customer” provisions in government contracts and regulations by selling cigarettes to non-military customers in overseas markets at more favorable prices than it sold to the U.S. military exchange services for resale on overseas military bases in those same markets. The relator has dropped Altria Group, Inc. as a defendant and has dropped claims related to post-MSA price increases on cigarettes sold to the U.S. military. In July 2012, PM USA filed a motion to dismiss, which was granted in June 2013, and the case was dismissed with prejudice. In July 2013, the relator appealed the dismissal to the U.S. Court of Appeals for the D.C. Circuit. Oral argument occurred on May 7, 2014.

Argentine Grower Cases

PM USA and Altria Group, Inc. are named as defendants in six cases (Hupan, Chalanuk, Rodriguez Da Silva, Aranda, Taborda and Biglia) filed in Delaware state court against multiple defendants by the parents of Argentine children born with alleged birth defects. Plaintiffs in these cases allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., an alleged subsidiary of PMI, and that they and their infant children were exposed directly and in utero to hazardous herbicides and pesticides used in the production and cultivation of tobacco. Plaintiffs seek compensatory and punitive damages against all defendants. In December 2012, Altria Group, Inc. and certain other defendants were dismissed from the Hupan, Chalanuk and Rodriguez Da Silva cases. Altria Group, Inc. and certain other defendants were dismissed from Aranda, Taborda and Biglia in May 2013, October 2013 and February 2014, respectively. The three remaining defendants in the six cases are PM USA, Philip Morris Global Brands (a subsidiary of PMI) and Monsanto Company. Following discussions regarding indemnification for these cases pursuant to the Distribution Agreement between PMI and Altria Group, Inc., PMI and PM USA have agreed to resolve conflicting indemnity demands after final judgments are entered. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement. On April 29, 2014, all three defendants in the Hupan case filed motions to dismiss for failure to state a claim, and PM USA and Philip Morris Global Brands filed separate motions to dismiss based on the doctrine of forum non conveniens. All proceedings in the other five cases are currently stayed pending the court’s resolution of the motions to dismiss filed in Hupan.

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

Second, UST and/or its tobacco subsidiaries has been named in a number of other individual tobacco and health suits over time. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. USSTC is currently named in one such action in Florida (Vassallo), in which no trial date has yet been set.

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At June 30, 2014, Altria Group, Inc. and certain of its subsidiaries (i) had $70 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for $33 million of guarantees, consisting primarily of surety bonds, related to their own performance; and (iii) had a redeemable noncontrolling interest of $34 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria Group, Inc. issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the “Distribution Agreement”), entered into as a result of Altria Group, Inc.'s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at June 30, 2014 as the fair value of this indemnification is insignificant.

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

At June 30, 2014, the respective principal wholly-owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.
The following sets forth the condensed consolidating balance sheets as of June 30, 2014 and December 31, 2013, condensed consolidating statements of earnings and comprehensive earnings for the six and three months ended June 30, 2014 and 2013, and condensed consolidating statements of cash flows for the six months ended June 30, 2014 and 2013 for Altria Group, Inc., PM USA and Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the Securities and Exchange Commission (“SEC”) interpretation and application of Rule 3-10 of SEC Regulation S-X.
The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
June 30, 2014
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$1,146	$—	$47	$—	$1,193
Receivables	—	6	99	—	105
Inventories:
Leaf tobacco	—	491	351	—	842
Other raw materials	—	124	63	—	187
Work in process	—	3	332	—	335
Finished product	—	191	295	—	486
	—	809	1,041	—	1,850
Due from Altria Group, Inc. and subsidiaries	686	2,227	1,833	(4,746)	—
Deferred income taxes	2	1,134	26	(61)	1,101
Other current assets	141	56	69	(40)	226
Total current assets	1,975	4,232	3,115	(4,847)	4,475
Property, plant and equipment, at cost	2	3,227	1,587	—	4,816
Less accumulated depreciation	2	2,163	654	—	2,819
	—	1,064	933	—	1,997
Goodwill	—	—	5,285	—	5,285
Other intangible assets, net	—	2	12,057	—	12,059
Investment in SABMiller	7,033	—	—	—	7,033
Investment in consolidated subsidiaries	11,546	3,001	—	(14,547)	—
Finance assets, net	—	—	1,783	—	1,783
Due from Altria Group, Inc. and subsidiaries	4,790	—	—	(4,790)	—
Other assets	150	474	276	(250)	650
Total Assets	$25,494	$8,773	$23,449	$(24,434)	$33,282

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
June 30, 2014
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Accounts payable	$25	$103	$183	$—	$311
Accrued liabilities:
Marketing	—	488	33	—	521
Employment costs	13	7	81	—	101
Settlement charges	—	2,037	7	—	2,044
Other	363	580	273	(101)	1,115
Dividends payable	954	—	—	—	954
Due to Altria Group, Inc. and subsidiaries	3,574	490	682	(4,746)	—
Total current liabilities	4,929	3,705	1,259	(4,847)	5,046
Long-term debt	13,693	—	300	—	13,993
Deferred income taxes	2,106	—	5,114	(250)	6,970
Accrued pension costs	196	—	17	—	213
Accrued postretirement health care costs	—	1,414	738	—	2,152
Due to Altria Group, Inc. and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	175	150	156	—	481
Total liabilities	21,099	5,269	12,374	(9,887)	28,855
Contingencies
Redeemable noncontrolling interest	—	—	34	—	34
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,692	3,310	10,568	(13,878)	5,692
Earnings reinvested in the business	25,698	420	1,405	(1,825)	25,698
Accumulated other comprehensive losses	(1,229)	(226)	(939)	1,165	(1,229)
Cost of repurchased stock	(26,701)	—	—	—	(26,701)
Total stockholders’ equity attributable to Altria Group, Inc.	4,395	3,504	11,043	(14,547)	4,395
Noncontrolling interests	—	—	(2)	—	(2)
Total stockholders’ equity	4,395	3,504	11,041	(14,547)	4,393
Total Liabilities and Stockholders’ Equity	$25,494	$8,773	$23,449	$(24,434)	$33,282

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Six Months Ended June 30, 2014
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$10,261	$1,534	$(22)	$11,773
Cost of sales	—	3,247	495	(22)	3,720
Excise taxes on products	—	3,089	105	—	3,194
Gross profit	—	3,925	934	—	4,859
Marketing, administration and research costs	104	867	187	—	1,158
Asset impairment and exit costs	—	(8)	—	—	(8)
Operating (expense) income	(104)	3,066	747	—	3,709
Interest and other debt expense (income), net	308	(47)	122	—	383
Earnings from equity investment in SABMiller	(425)	—	—	—	(425)
Earnings before income taxes and equity earnings of subsidiaries	13	3,113	625	—	3,751
(Benefit) provision for income taxes	(65)	1,154	225	—	1,314
Equity earnings of subsidiaries	2,359	117	—	(2,476)	—
Net earnings	2,437	2,076	400	(2,476)	2,437
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$2,437	$2,076	$400	$(2,476)	$2,437

Net earnings	$2,437	$2,076	$400	$(2,476)	$2,437
Other comprehensive earnings, net of deferred income taxes	149	5	42	(47)	149
Comprehensive earnings	2,586	2,081	442	(2,523)	2,586
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$2,586	$2,081	$442	$(2,523)	$2,586

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Six Months Ended June 30, 2013
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$10,340	$1,504	$(11)	$11,833
Cost of sales	—	2,852	430	(11)	3,271
Excise taxes on products	—	3,208	126	—	3,334
Gross profit	—	4,280	948	—	5,228
Marketing, administration and research costs	95	867	112	—	1,074
Asset impairment and exit costs	—	1	—	—	1
Operating (expense) income	(95)	3,412	836	—	4,153
Interest and other debt expense (income), net	324	(1)	202	—	525
Earnings from equity investment in SABMiller	(483)	—	—	—	(483)
Earnings before income taxes and equity earnings of subsidiaries	64	3,413	634	—	4,111
(Benefit) provision for income taxes	(26)	1,262	224	—	1,460
Equity earnings of subsidiaries	2,561	102	—	(2,663)	—
Net earnings	2,651	2,253	410	(2,663)	2,651
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$2,651	$2,253	$410	$(2,663)	$2,651

Net earnings	$2,651	$2,253	$410	$(2,663)	$2,651
Other comprehensive (losses) earnings, net of deferred income taxes	(290)	12	98	(110)	(290)
Comprehensive earnings	2,361	2,265	508	(2,773)	2,361
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$2,361	$2,265	$508	$(2,773)	$2,361

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended June 30, 2014
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,443	$831	$(18)	$6,256
Cost of sales	—	1,706	280	(18)	1,968
Excise taxes on products	—	1,629	56	—	1,685
Gross profit	—	2,108	495	—	2,603
Marketing, administration and research costs	65	465	108	—	638
Asset impairment and exit costs	—	(10)	—	—	(10)
Operating (expense) income	(65)	1,653	387	—	1,975
Interest and other debt expense, net	152	17	61	—	230
Earnings from equity investment in SABMiller	(200)	—	—	—	(200)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(17)	1,636	326	—	1,945
(Benefit) provision for income taxes	(42)	607	118	—	683
Equity earnings of subsidiaries	1,237	64	—	(1,301)	—
Net earnings	1,262	1,093	208	(1,301)	1,262
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$1,262	$1,093	$208	$(1,301)	$1,262

Net earnings	$1,262	$1,093	$208	$(1,301)	$1,262
Other comprehensive earnings, net of deferred income taxes	89	3	20	(23)	89
Comprehensive earnings	1,351	1,096	228	(1,324)	1,351
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$1,351	$1,096	$228	$(1,324)	$1,351

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended June 30, 2013
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,518	$793	$(6)	$6,305
Cost of sales	—	1,753	225	(6)	1,972
Excise taxes on products	—	1,713	66	—	1,779
Gross profit	—	2,052	502	—	2,554
Marketing, administration and research costs	49	448	55	—	552
Asset impairment and exit costs	—	1	—	—	1
Operating (expense) income	(49)	1,603	447	—	2,001
Interest and other debt expense (income), net	163	(1)	102	—	264
Earnings from equity investment in SABMiller	(227)	—	—	—	(227)
Earnings before income taxes and equity earnings of subsidiaries	15	1,604	345	—	1,964
(Benefit) provision for income taxes	(17)	595	120	—	698
Equity earnings of subsidiaries	1,234	58	—	(1,292)	—
Net earnings	1,266	1,067	225	(1,292)	1,266
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$1,266	$1,067	$225	$(1,292)	$1,266

Net earnings	$1,266	$1,067	$225	$(1,292)	$1,266
Other comprehensive (losses) earnings, net of deferred income taxes	(262)	4	39	(43)	(262)
Comprehensive earnings	1,004	1,071	264	(1,335)	1,004
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$1,004	$1,071	$264	$(1,335)	$1,004

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2014
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$2,121	$846	$223	$(2,431)	$759
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(21)	(39)	—	(60)
Acquisition of Green Smoke, net of acquired cash	—	—	(93)	—	(93)
Proceeds from finance assets	—	—	189	—	189
Other	—	70	(4)	—	66
Net cash provided by investing activities	—	49	53	—	102
Cash Provided by (Used in) Financing Activities
Long-term debt repaid	(525)	—	—	—	(525)
Repurchases of common stock	(404)	—	—	—	(404)
Dividends paid on common stock	(1,912)	—	—	—	(1,912)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(1,248)	1,042	206	—	—
Cash dividends paid to parent	—	(1,938)	(493)	2,431	—
Other	—	—	(2)	—	(2)
Net cash used in financing activities	(4,089)	(896)	(289)	2,431	(2,843)
Cash and cash equivalents:
(Decrease)	(1,968)	(1)	(13)	—	(1,982)
Balance at beginning of period	3,114	1	60	—	3,175
Balance at end of period	$1,146	$—	$47	$—	$1,193

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2013
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities	$2,144	$1,053	$(80)	$(2,676)	$441
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(9)	(32)	—	(41)
Proceeds from finance assets	—	—	274	—	274
Other	—	—	6	—	6
Net cash (used in) provided by investing activities	—	(9)	248	—	239
Cash Provided by (Used in) Financing Activities
Long-term debt issued	996	—	—	—	996
Repurchases of common stock	(226)	—	—	—	(226)
Dividends paid on common stock	(1,769)	—	—	—	(1,769)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(1,463)	1,443	20	—	—
Financing fees and debt issuance costs	(8)	—	—	—	(8)
Cash dividends paid to parent	—	(2,486)	(190)	2,676	—
Other	—	—	(2)	—	(2)
Net cash used in financing activities	(2,470)	(1,043)	(172)	2,676	(1,009)
Cash and cash equivalents:
(Decrease) increase	(326)	1	(4)	—	(329)
Balance at beginning of period	2,862	—	38	—	2,900
Balance at end of period	$2,536	$1	$34	$—	$2,571

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 11. Recent Accounting Guidance Not Yet Adopted

On May 28, 2014, the Financial Accounting Standards Board issued authoritative guidance for recognizing revenue from contracts with customers. The objective of this guidance is to establish principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. For Altria Group, Inc., the new guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Altria Group, Inc. is in the process of evaluating the impact of this guidance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Description of the Company

At June 30, 2014, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless tobacco products in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary, which is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary, which maintains a portfolio of leveraged and direct finance leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to Altria Group, Inc.’s operating subsidiaries, and Altria Client Services Inc., which provides various support services, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc.’s operating subsidiaries. In addition, Nu Mark and its subsidiaries, and Middleton use third-party contract manufacturing arrangements in the manufacture of their products. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At June 30, 2014, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

At June 30, 2014, Altria Group, Inc. also held approximately 27% of the economic and voting interest of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends.

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
Consolidated Results of Operations for the Six Months Ended June 30, 2014: The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the six months ended June 30, 2014, from the six months ended June 30, 2013, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the six months ended June 30, 2013	$2,651	$1.32

2013 NPM Adjustment Items	(334)	(0.16)
2013 Asset impairment and exit costs	1	—
2013 Tobacco and health litigation items	4	—
2013 SABMiller special items	7	—
Subtotal 2013 special items	(322)	(0.16)

2014 NPM Adjustment Items	56	0.03
2014 Asset impairment, exit, integration and acquisition-related costs	(1)	—
2014 Tobacco and health litigation items	(23)	(0.01)
2014 SABMiller special items	(21)	(0.01)
Subtotal 2014 special items	11	0.01

Fewer shares outstanding	—	0.01
Change in tax rate	21	0.01
Operations	76	0.04
For the six months ended June 30, 2014	$2,437	$1.23

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the six months ended June 30, 2014 compared with the prior-year period were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase programs.

Operations: The increase of $76 million in operations shown in the table above was due primarily to the following:

•	higher income from the smokeable products and smokeless products segments; and

•	lower interest and other debt expense, net;
partially offset by:

•	lower income from the financial services business;

•	higher investment spending in the alternative products businesses; and

•	lower earnings from Altria Group, Inc.’s equity investment in SABMiller.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Results of Operations for the Three Months Ended June 30, 2014: The changes in Altria Group, Inc.’s net earnings and diluted EPS attributable to Altria Group, Inc. for the three months ended June 30, 2014, from the three months ended June 30, 2013, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended June 30, 2013	$1,266	$0.63

2013 NPM Adjustment Items	(23)	(0.01)
2013 SABMiller special items	(2)	—
Subtotal 2013 special items	(25)	(0.01)

2014 NPM Adjustment Items	15	0.01
2014 Tobacco and health litigation items	(20)	(0.01)
2014 SABMiller special items	(15)	(0.01)
Subtotal 2014 special items	(20)	(0.01)

Fewer shares outstanding	—	0.01
Change in tax rate	11	—
Operations	30	0.02
For the three months ended June 30, 2014	$1,262	$0.64

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the three months ended June 30, 2014 compared with the prior-year period were due primarily to shares repurchased by Altria Group, Inc. under its April 2013 share repurchase program.

Operations: The increase of $30 million in operations shown in the table above was due primarily to the following:

•	higher income from the smokeable products and smokeless products segments; and

•	lower interest and other debt expense, net;
partially offset by:

•	higher investment spending in the alternative products businesses; and

•	lower income from the financial services business.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2014 Forecasted Results: In July 2014, Altria Group, Inc. revised its 2014 full-year forecast for reported diluted EPS to a range of $2.54 to $2.59 from a range of $2.53 to $2.60. The 2014 full-year reported diluted EPS forecast reflects the impact of the items detailed in the table below, as compared with 2013 full-year reported diluted EPS of $2.26, which included $0.12 per share of net expenses, as detailed in the table below. In addition, in July 2014, Altria Group, Inc. revised its 2014 full-year forecast for adjusted diluted EPS, which excludes the impact of the items detailed in the table below, representing a growth rate of 7% to 9% over 2013 full-year adjusted diluted EPS. Altria Group, Inc. expects higher adjusted diluted EPS growth in the second half of 2014, particularly in the fourth quarter, driven by various factors. These include lower fourth-quarter costs in the smokeable products segment due to the end of the federal tobacco quota buy-out payments and a lower fourth-quarter of 2014 effective tax rate on operations compared to the fourth quarter of 2013 resulting from Altria Group, Inc’s 2013 debt tender offer.

The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast and to the other forward-looking statements made in this Quarterly Report on Form 10-Q (“Form 10-Q”).

(Income) Expense, Net Included in Reported Diluted EPS
	2014	2013
NPM Adjustment Items	$(0.03)	$(0.21)
Asset impairment, exit, integration and acquisition-related costs	0.01	—
Tobacco and health litigation items	0.01	0.01
SABMiller special items	0.01	0.01
Loss on early extinguishment of debt	—	0.34
Tax items	—	(0.03)
	$—	$0.12

Adjusted diluted EPS is a financial measure that is not consistent with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Altria Group, Inc.’s management reviews diluted EPS on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items may include, for example: loss on early extinguishment of debt; restructuring charges; SABMiller special items; certain tax items; tobacco and health litigation items; and settlements of, and determinations made in connection with, disputes with certain states and territories related to the non-participating manufacturer (“NPM”) adjustment provision under the 1998 Master Settlement Agreement (the “MSA”) for the years 2003 - 2012 (such settlements and determinations are referred to collectively as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - Possible Adjustments in MSA Payments for 2003 - 2013 in Note 9. Contingencies to the condensed consolidated financial statements in Item 1. Financial Statements in this Form 10-Q (“Item 1”). Altria Group, Inc.’s management does not view any of these special items to be part of its sustainable results as they may be highly variable and difficult to predict and can distort underlying business trends and results. Altria Group, Inc.’s management believes it is appropriate to disclose this non-GAAP financial measure to provide useful insight into underlying business trends and results, and to provide a more meaningful comparison of year-over-year results. Adjusted measures are used by management and regularly provided to Altria Group, Inc.’s chief operating decision maker for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. This information should be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.

Discussion and Analysis

Consolidated Operating Results

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net revenues:
Smokeable products	$10,569	$10,646	$5,611	$5,678
Smokeless products	879	848	464	458
Wine	275	263	146	137
All other	50	76	35	32
Net revenues	$11,773	$11,833	$6,256	$6,305

Excise taxes on products:
Smokeable products	$3,118	$3,265	$1,644	$1,741
Smokeless products	66	59	36	33
Wine	10	10	5	5
Excise taxes on products	$3,194	$3,334	$1,685	$1,779

Operating income:
Operating companies income:
Smokeable products	$3,320	$3,646	$1,789	$1,726
Smokeless products	524	492	285	270
Wine	50	45	28	25
All other	(54)	93	(53)	43
Amortization of intangibles	(10)	(10)	(5)	(5)
General corporate expenses	(121)	(113)	(69)	(58)
Operating income	$3,709	$4,153	$1,975	$2,001

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

The following events that occurred during the six and three months ended June 30, 2014 and 2013 affected the comparability of statement of earnings amounts:

•
NPM Adjustment Items: For the six and three months ended June 30, 2014 and 2013, pre-tax income for NPM Adjustment Items was recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Smokeable products segment	$43	$519	$43	$36
Interest and other debt expense, net	47	—	(17)	—
Total	$90	$519	$26	$36

The amounts shown in the table above for the smokeable products segment were recorded by PM USA as reductions to cost of sales, which increased operating companies income in the smokeable products segment. For further discussion, see Health Care Cost Recovery Litigation - Possible Adjustments in MSA Payments for 2003 - 2013 in Note 9. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 9”).
•Tobacco and Health Litigation Items: For the six and three months ended June 30, 2014 and 2013, pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Smokeable products segment	$19	$5	$16	$—
General corporate expenses	15	—	15	—
Interest and other debt expense, net	1	1	—	—
Total	$35	$6	$31	$—
During the second quarter of 2014, Altria Group, Inc. and PM USA recorded an aggregate pre-tax charge of $31 million in marketing, administration and research costs for the estimated costs of implementing the corrective communications remedy in connection with the federal government’s lawsuit against Altria Group, Inc. and PM USA. For further discussion, see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit in Note 9.
Consolidated Results of Operations for the Six Months Ended June 30, 2014

The following discussion compares consolidated operating results for the six months ended June 30, 2014 with the six months ended June 30, 2013.

Net revenues, which include excise taxes billed to customers, decreased $60 million (0.5%), due primarily to lower net revenues in the smokeable products segment.

Excise taxes on products decreased $140 million (4.2%), due primarily to lower smokeable products shipment volume.

Cost of sales increased $449 million (13.7%), due primarily to the higher NPM Adjustment Items in 2013.

Marketing, administration and research costs increased $84 million (7.8%), due primarily to higher investment spending in the alternative products businesses and lower reductions to the allowance for losses in the financial services business.

Operating income decreased $444 million (10.7%), due primarily to lower operating results from the smokeable products segment (which includes higher NPM Adjustment Items in 2013), lower income from the financial services business, and higher investment spending in the alternative products businesses, partially offset by higher operating results from the smokeless products segment.

Interest and other debt expense, net, decreased $142 million (27.0%), due primarily to lower interest costs on debt as a result of debt maturities in 2013 and 2014, and debt refinancing activities during 2013, as well as interest income recorded during the first half of 2014 as a result of the NPM Adjustment Items.

Altria Group, Inc.’s income tax rate decreased 0.5 percentage points to 35.0% due primarily to an increased recognition of foreign tax credits in 2014, primarily associated with SABMiller dividends.

Net earnings attributable to Altria Group, Inc. of $2,437 million decreased $214 million (8.1%), due primarily to lower operating income and lower earnings from Altria Group, Inc.’s equity investment in SABMiller, partially offset by lower interest and other debt expense, net, and a lower income tax rate. Diluted and basic EPS attributable to Altria Group, Inc. of $1.23, each decreased by 6.8% due to lower net earnings attributable to Altria Group, Inc., partially offset by fewer shares outstanding.

Consolidated Results of Operations for the Three Months Ended June 30, 2014

The following discussion compares consolidated operating results for the three months ended June 30, 2014 with the three months ended June 30, 2013.

Net revenues, which include excise taxes billed to customers, decreased $49 million (0.8%), due primarily to lower net revenues in the smokeable products segment.

Excise taxes on products decreased $94 million (5.3%), due primarily to lower smokeable products shipment volume.

Marketing, administration and research costs increased $86 million (15.6%), due primarily to higher investment spending in the alternative products businesses, charges in connection with the federal government’s lawsuit against Altria Group, Inc. and PM USA, and a reduction to the allowance for losses during 2013 in the financial services business.

Operating income decreased $26 million (1.3%), due primarily to higher investment spending in the alternative products businesses and lower income from the financial services business, partially offset by higher operating results from the smokeable products and smokeless products segments.

Interest and other debt expense, net, decreased $34 million (12.9%), due primarily to lower interest costs on debt as a result of debt maturities in 2013 and 2014, and debt refinancing activities during 2013, partially offset by a reduction of previously recorded interest income related to the NPM Adjustment Items.

Net earnings attributable to Altria Group, Inc. of $1,262 million was essentially unchanged as lower operating income and lower earnings from Altria Group, Inc.’s equity investment in SABMiller were mostly offset by lower interest and other debt expense, net. Diluted and basic EPS attributable to Altria Group, Inc. of $0.64, each increased by 1.6% due to fewer shares outstanding.

Operating Results by Business Segment
Tobacco Space
Business Environment
Summary
The United States tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of our tobacco subsidiaries and our consolidated results of operations, cash flows or financial position. These challenges, some of which are discussed in more detail below, in Note 9 and in Cautionary Factors That May Affect Future Results, include:

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

▪	additional restrictions on the advertising and promotion of tobacco products;

▪	other actual and proposed tobacco product legislation and regulation; and
▪governmental investigations;

▪	the diminishing prevalence of cigarette smoking and increased efforts by tobacco control advocates and others (including employers and retail establishments) to further restrict tobacco use;

▪	price gaps and changes in price gaps between premium and lowest price brands;

▪	competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation;

▪	illicit trade in tobacco products; and

▪	potential adverse changes in tobacco leaf price, availability and quality.
In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria Group, Inc.’s tobacco subsidiaries. Our tobacco subsidiaries believe that a significant number of adult tobacco consumers switch between tobacco categories or use multiple forms of tobacco products and that approximately 50% of adult smokers say they are interested in trying innovative tobacco products. Altria Group, Inc.’s tobacco subsidiaries further believe that adult tobacco consumer awareness of electronic cigarettes is high and growing. Nu Mark estimates that total consumer expenditures for e-vapor products were approximately $1 billion in the United States in 2013 and believes that expenditures on these products continue to grow in 2014.
Altria Group, Inc. and its tobacco subsidiaries work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the United States through innovation and adjacency growth strategies (including, where appropriate, arrangements with, or investments in, third parties). For example, Nu Mark entered the e-vapor category in 2013 with the introduction of MarkTen e-vapor products into two lead markets. Nu Mark began the national expansion of MarkTen products on June 2, 2014. In addition, as further discussed in Note 2. Acquisition of Green Smoke, on April 1, 2014, Nu Mark completed the acquisition of the e-vapor business of Green Smoke, Inc. and its affiliates (“Green Smoke”). See the discussions regarding new product technologies, adjacency growth strategy and evolving consumer preferences in Cautionary Factors That May Affect Future Results below for certain risks associated with the foregoing discussion.
We have provided additional detail on the following topics below:
▪FSPTCA and FDA Regulation;
▪Excise Taxes;
▪International Treaty on Tobacco Control;
▪State Settlement Agreements;
▪Other Federal, State and Local Regulation and Activity;
▪Illicit Trade in Tobacco Products;
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
In April 2014, the FDA issued proposed regulations for other tobacco products, which as proposed would include machine-made large cigars, e-vapor products such as electronic cigarettes, pipe tobacco and chewable tobacco-derived nicotine products marketed and sold by some of our tobacco subsidiaries. The proposed regulations would impose the FSPTCA regulatory framework, including the foregoing measures, on products manufactured, marketed and sold by Nu Mark and Middleton with potentially wide-ranging impact. Nu Mark and Middleton intend to submit comments on the proposed regulations by the August 8, 2014 comment period deadline.
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
Altria Group, Inc.’s tobacco subsidiaries submit comments to the FDA on draft or final guidance when appropriate.  In some cases, our tobacco subsidiaries may disagree with a particular interpretation by the FDA as expressed in draft or final guidance and may communicate their position in writing to the FDA.  For example, PM USA and USSTC communicated disagreement with FDA interpretations of the statute set forth in the “Draft Guidance for Industry and FDA Staff:  Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions” regarding when a manufacturer must submit substantial equivalence reports. While PM USA and USSTC believe that all of their current products meet the statutory requirements of the FSPTCA, they cannot currently predict whether, when or how the FDA ultimately will apply its guidance or seek to enforce the law and regulations consistent with its guidance. As discussed below in Investigations and Enforcement, FDA enforcement actions could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.
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
Impact on Our Business; Compliance Costs
Regulations imposed and other regulatory actions taken by the FDA under the FSPTCA could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries in a number of different ways. For example, actions by the FDA could:
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
▪result in increased illicit trade in tobacco products; or
▪otherwise significantly increase the cost of doing business.
The failure to comply with FDA regulatory requirements, even inadvertently, and FDA enforcement actions could also have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.
The FSPTCA imposes fees on tobacco product manufacturers and importers to pay for the cost of regulation and other matters. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation according to a process set out in the statute, which relies, in part, on the allocation methodology set forth in the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”), and then among manufacturers and importers within each respective category based on their relative market shares. In May 2013, the FDA issued proposed regulations to govern the allocation of the FDA user fee when the FETRA program concludes after the third quarter of 2014. An Altria Group, Inc. subsidiary filed comments on behalf of PM USA and USSTC objecting to certain aspects of the proposed regulations. On July 10, 2014, the FDA issued final regulations adopting the FETRA methodology for allocating the FDA user fee among tobacco product categories. For a discussion of the impact of the State Settlement Agreements, the FETRA and FDA user fee payments on Altria Group, Inc., see Financial Review - Debt and Liquidity - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation below. In addition, compliance with the FSPTCA’s regulatory requirements has resulted and will continue to result in additional costs for our tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter to date but could become material, either individually or in the aggregate, and will depend on the nature of the requirements imposed by the FDA.
Investigation and Enforcement
The FDA has a number of investigatory and enforcement tools available to it, including document requests and other required information submissions, facility inspections, examinations and investigations, injunction proceedings, money penalties, product withdrawals and recalls, and product seizures. The use of any of these investigatory or enforcement tools by the FDA could result in significant costs to the tobacco businesses of Altria Group, Inc. or otherwise have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.
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
TPSAC Membership
Beginning in March 2010, PM USA and USSTC raised with the FDA their concerns that four of the voting members of the TPSAC have financial and other conflicts (including services as paid experts for plaintiffs in tobacco litigation) that could hamper the full and fair consideration of issues by the TPSAC and requested that their appointments be withdrawn. PM USA and USSTC raised similar concerns related to the engagement of two TPSAC subcommittee consultants. The FDA declined PM USA’s and USSTC’s requests, stating that the FDA had satisfied itself, after inquiry, that the individuals in question did not have disqualifying conflicts of interest. In February 2011, Lorillard Tobacco Company (“Lorillard”) and R.J. Reynolds Tobacco Company (“R.J. Reynolds”) filed suit in the U.S. District Court for the District of Columbia against the United States Department of Health and Human Services and individual defendants (sued in their official capacities) asserting that the composition of the TPSAC and the composition of the Constituents Subcommittee of the TPSAC violates several federal laws, including the Federal Advisory Committee Act. The government defendants filed their motion for summary judgment as to all claims in June 2013. Lorillard and R.J. Reynolds filed a cross-motion for summary judgment in July 2013. On July 21, 2014, the district court granted plaintiffs’ summary judgment motion, in part, and denied defendants’ summary judgment motion. The court ordered the FDA to reconstitute the TPSAC and barred defendants from relying on the TPSAC report on menthol, discussed below.
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
The FSPTCA does not set a deadline or required timeline for the FDA to act on the TPSAC report. The FDA has stated that the TPSAC report is only a recommendation and that the FDA’s receipt of the TPSAC report will not have an immediate effect on the availability of menthol cigarettes. Moreover, as noted above, the FDA is subject to a July 21, 2014 court order that bars it from relying on the TPSAC report.

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
In a separate challenge to the Final Tobacco Marketing Rule in the U.S. District Court for the Eastern District of Virginia, Renegade Tobacco Company, Inc. and others have challenged the constitutionality of an FDA regulation that restricts tobacco manufacturers from using the trade or brand name of a non-tobacco product on cigarettes or smokeless tobacco products. In May 2010, the district court issued a stay in the Renegade case pending the FDA’s consideration of amendments to the trade or brand name rule. In November 2011, the FDA proposed an amended rule, but continues to exercise its discretion to enforce the original trade or brand name provisions of the Final Tobacco Marketing Rule according to FDA guidance issued in May 2010. The case was dismissed without prejudice in November 2013 pursuant to a stipulation by which the FDA agreed not to enforce the current or any amended trade name rule against plaintiffs until at least 180 days after rulemaking on the amended rule concludes. This relief only applies to plaintiffs in the case. All others are subject to the FDA’s exercise of enforcement discretion pursuant to the May 2010 guidance.
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
FDA Regulatory Actions
Graphic Warnings
In June 2011, as required by the FSPTCA, the FDA issued its final rule to modify the required warnings that appear on cigarette packages and in cigarette advertisements.  The FSPTCA requires the warnings to consist of nine new textual warning statements accompanied by color graphics depicting the negative health consequences of smoking.  The graphic health warnings will (i) be located beneath the cellophane, and comprise the top 50% of the front and rear panels of cigarette packages and (ii) occupy 20% of a cigarette advertisement and be located at the top of the advertisement. After a legal challenge to the rule initiated by R.J. Reynolds, Lorillard and several other plaintiffs, in which plaintiffs prevailed both at the trial and federal appellate levels, the FDA decided not to seek further review of the U.S. Court of Appeals’ decision and announced its plans to propose a new graphic warnings rule in the future.
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
Proposed Deeming Regulations
See FSPTCA and FDA Regulation - The Regulatory Framework above for a discussion of the regulations proposed by the FDA in April 2014 that would impose the FSPTCA regulatory framework on machine-made large cigars, e-vapor products such as electronic cigarettes, pipe tobacco and chewable tobacco-derived nicotine products.
Excise Taxes
Tobacco products are subject to substantial excise taxes in the United States. Significant increases in tobacco-related taxes or fees have been proposed or enacted (including with respect to e-vapor products) and are likely to continue to be proposed or enacted at the federal, state and local levels within the United States.
Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. For example, in 2009, the federal excise tax (“FET”) on cigarettes increased from $0.39 per pack to approximately $1.01 per pack and in July 2010, the New York state excise tax increased by $1.60 to $4.35 per pack. Between the end of 1998 and July 18, 2014, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.48 per pack. As of July 18, 2014, Vermont is the only state to have enacted a cigarette excise tax increase in 2014. The President’s fiscal year 2014 Budget proposes significant increases in the FET for all tobacco products. The proposed budget would increase the FET on a pack of cigarettes by $0.94 per pack, raising the total FET to $1.95 per pack, and would also increase the tax on other tobacco products by a proportionate amount. It is not possible to predict whether this proposed FET increase will be enacted.
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
A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of July 18, 2014, the federal government, 22 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of July 18, 2014, 178 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; and adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain and restrict smoking in public places.
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
Whether other states or localities will enact legislation in these areas, and the precise nature of such legislation if enacted, cannot be predicted. Altria Group, Inc.’s tobacco subsidiaries have challenged and will continue to challenge certain state and local legislation, including through litigation. For example, in January 2014, PM USA, Middleton and a USSTC subsidiary, along with other tobacco product manufacturers and three trade associations representing New York City retailers, filed a lawsuit in the U.S. District Court for the Southern District of New York challenging the coupon/discount ban included in a recently-enacted New York City ordinance on the grounds that it violates the First Amendment and is preempted by federal and state law. On June 18, 2014, the district court upheld the ordinance.
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

Other Legislation or Governmental Initiatives
In addition to the actions discussed above, other regulatory initiatives affecting the tobacco industry have been adopted or are being considered at the federal level and in a number of state and local jurisdictions. For example, in recent years, legislation has been introduced or enacted at the state or local level to subject tobacco products to various reporting requirements and performance standards (such as reduced cigarette ignition propensity standards); establish educational campaigns relating to tobacco consumption or tobacco control programs, or provide additional funding for governmental tobacco control activities; restrict the sale of tobacco products in certain retail establishments and the sale of tobacco products in certain package sizes; require tax stamping of moist smokeless tobacco (“MST”) products; require the use of state tax stamps using data encryption technology; and further restrict the sale, marketing and advertising of cigarettes and other tobacco products. Such legislation may be subject to constitutional or other challenges on various grounds, which may or may not be successful.
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
Illicit Trade in Tobacco Products
Illicit trade in tobacco products can have an adverse impact on the businesses of Altria Group, Inc. and its tobacco subsidiaries. Illicit trade can take many forms, including the sale of counterfeit tobacco products; the sale of tobacco products in the United States that are intended for sale outside the country; the sale of tobacco products over the Internet and by other means designed to avoid the collection of applicable taxes; and diversion into one taxing jurisdiction of tobacco products intended for sale in another. Counterfeit tobacco products, for example, are manufactured by unknown third parties in unregulated environments. Counterfeit versions of PM USA, USSTC or Middleton products can negatively affect adult tobacco consumer experiences with and opinions of those brands. Illicit trade in tobacco products also harms law-abiding wholesalers and retailers by depriving them of lawful sales and undermines the significant investment Altria Group, Inc.’s tobacco subsidiaries have made in legitimate distribution channels. Moreover, illicit trade in tobacco products results in federal, state and local governments losing tax revenues. Losses in tax revenues can cause such governments to take various actions, including increasing excise taxes; imposing legislative or regulatory requirements that may adversely impact Altria Group, Inc.’s consolidated results of operations and cash flows and the businesses of its tobacco subsidiaries; or asserting claims against manufacturers of tobacco products or members of the trade channels through which such tobacco products are distributed and sold.
Altria Group, Inc. and its tobacco subsidiaries devote significant resources to help prevent illicit trade in tobacco products and to protect legitimate trade channels. For example, Altria Group, Inc.’s tobacco subsidiaries are engaged in a number of initiatives to help prevent illicit trade in tobacco products, including communication with wholesale and retail trade members regarding illicit trade in tobacco products and how they can help prevent such activities; enforcement of wholesale and retail trade programs and policies that address illicit trade in tobacco products; engagement with and support of law enforcement and regulatory agencies; litigation to protect their trademarks; and support for a variety of federal and state legislative initiatives. Legislative initiatives to address illicit trade in tobacco products are designed to protect the legitimate channels of distribution, impose more stringent penalties for the violation of illegal trade laws and provide additional tools for law enforcement. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products continue to evolve as the nature of illicit tobacco products evolves.

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
Operating Results

The following discussion compares operating results for the smokeable and smokeless products segments for the six and three months ended June 30, 2014, with the six and three months ended June 30, 2013.

	For the Six Months Ended June 30,
	Net Revenues		Operating Companies Income
	2014	2013	2014	2013
	(in millions)
Smokeable products	$10,569	$10,646	$3,320	$3,646
Smokeless products	879	848	524	492
Total smokeable and smokeless products	$11,448	$11,494	$3,844	$4,138

	For the Three Months Ended June 30,
	Net Revenues		Operating Companies Income
	2014	2013	2014	2013
	(in millions)
Smokeable products	$5,611	$5,678	$1,789	$1,726
Smokeless products	464	458	285	270
Total smokeable and smokeless products	$6,075	$6,136	$2,074	$1,996

Smokeable products segment

The smokeable products segment’s operating companies income (which includes higher NPM Adjustment Items for the six months ended June 30, 2013) decreased during the first half of 2014 and increased during the three months ended June 30, 2014 versus the prior-year periods. PM USA grew Marlboro’s and its total cigarette category retail share versus both prior-year periods.

The following table summarizes smokeable products segment shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(sticks in millions)
Cigarettes:
Marlboro	52,495	54,554	(3.8)%	27,679	29,119	(4.9)%
Other premium	3,458	3,822	(9.5)%	1,829	2,040	(10.3)%
Discount	4,930	4,944	(0.3)%	2,626	2,660	(1.3)%
Total cigarettes	60,883	63,320	(3.8)%	32,134	33,819	(5.0)%
Cigars:
Black & Mild	590	563	4.8%	320	294	8.8%
Other	15	8	87.5%	11	4	100%+
Total cigars	605	571	6.0%	331	298	11.1%
Total smokeable products	61,488	63,891	(3.8)%	32,465	34,117	(4.8)%

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

The following table summarizes the smokeable products segment retail share performance:

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2014	2013	Percentage Point Change	2014	2013	Percentage Point Change
Cigarettes:
Marlboro	43.8%	43.7%	0.1	44.0%	43.7%	0.3
Other premium	2.9	3.1	(0.2)	2.9	3.1	(0.2)
Discount	4.1	3.8	0.3	4.1	3.9	0.2
Total cigarettes	50.8%	50.6%	0.2	51.0%	50.7%	0.3
Cigars:
Black & Mild	28.6%	28.7%	(0.1)	29.0%	29.4%	(0.4)
Other	0.3	0.2	0.1	0.4	0.2	0.2
Total cigars	28.9%	28.9%	—	29.4%	29.6%	(0.2)

Retail share results for cigarettes are based on data from IRI/Management Science Associate Inc., a tracking service that uses a sample of stores and certain wholesale shipments to project market share and depict share trends. Retail share results for cigars are based on data from IRI InfoScan, a tracking service that uses a sample of stores to project market share and depict share trends. Both services track sales in the Food, Drug and Mass Merchandisers (including Wal-Mart), Convenience, Military, Dollar Store and Club trade classes. For other trade classes selling cigarettes, retail share is based on shipments from wholesalers to retailers through the Store Tracking Analytical Reporting System (“STARS”). These services are not designed to capture sales through other channels, including the internet, direct mail and some illicitly tax-advantaged outlets. Retail share results for cigars are based on data for machine-made large cigars. Middleton defines machine-made large cigars as cigars made by machine that weigh greater than three pounds per thousand, except cigars sold at retail in packages of 20 cigars. Because the cigars service represents retail share performance only in key trade channels, it should not be considered a precise measurement of actual retail share. It is IRI’s standard practice to periodically refresh its services, which could restate retail share results that were previously released in these services.

PM USA and Middleton executed the following pricing and promotional allowance actions during 2014 and 2013:

•
Effective May 11, 2014, PM USA reduced its wholesale promotional allowance on Marlboro and L&M by $0.06 per pack. In addition, PM USA increased the list price on all of its other cigarette brands by $0.06 per pack, except for Parliament, which PM USA increased by $0.11 per pack.

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

Net revenues, which include excise taxes billed to customers, for the six months ended June 30, 2014, decreased $77 million (0.7%), due primarily to lower shipment volume ($453 million), partially offset by higher pricing, which includes higher promotional investments. Operating companies income for the six months ended June 30, 2014 decreased $326 million (8.9%), due primarily to higher NPM Adjustment Items in 2013 ($476 million) and lower shipment volume ($226 million), partially offset by higher pricing, which includes higher promotional investments.
Net revenues, which include excise taxes billed to customers, for the three months ended June 30, 2014, decreased $67 million (1.2%) as lower shipment volume ($304 million) was partially offset by higher pricing. Operating companies income for the three months ended June 30, 2014 increased $63 million (3.7%), due primarily to higher pricing, partially offset by lower shipment volume ($152 million) and higher per unit settlement charges.
Total smokeable products shipment volume for the six and three months ended June 30, 2014 decreased 3.8% and 4.8%, respectively, versus the prior-year periods.
PM USA’s reported domestic cigarettes shipment volume decreased 3.8% for the six months ended June 30, 2014, due primarily to the industry’s decline, partially offset by retail share gains. PM USA’s reported domestic cigarettes shipment volume decreased 5.0% for the three months ended June 30, 2014, driven by the industry’s decline and wholesale inventory reductions in the second quarter of 2014, following elevated inventory levels in the first quarter of 2014. When adjusted for trade inventory changes and other factors, PM USA estimates that its first-half and second quarter 2014 domestic cigarettes shipment volume decreased approximately 4%. PM USA estimates total industry cigarette volumes declined approximately 4.5% in both periods.

PM USA’s shipments of premium cigarettes accounted for 91.9% and 91.8% of its reported domestic cigarettes shipment volume for the six and three months ended June 30, 2014, respectively, versus 92.2% and 92.1%, for the six and three months ended June 30, 2013, respectively.

Middleton’s reported cigars shipment volume for the first half and second quarter of 2014 increased 6.0% and 11.1%, respectively, driven by Black & Mild’s performance in the tipped cigars segment and the expansion of Royal Comfort untipped cigarillos in select geographies.

Marlboro’s retail share for the first half and second quarter of 2014 increased 0.1 and 0.3 share points, respectively, versus the prior-year periods.

PM USA’s first-half and second quarter of 2014 retail share increased 0.2 and 0.3 share points, respectively, versus the prior-year periods, due to retail share gains by Marlboro, and by L&M in Discount, partially offset by share losses on other portfolio brands.

In the machine-made large cigars category, Black & Mild’s retail share decreased 0.1 and 0.4 share points in the first half and second quarter of 2014, respectively, compared to the prior-year periods.

Smokeless products segment

In both the first half and second quarter of 2014, USSTC and PM USA grew operating companies income and expanded operating companies income margins versus the prior-year periods. USSTC also increased Copenhagen and Skoal’s combined volume and retail share during the six and three months ended June 30, 2014 versus the prior-year periods.

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(cans and packs in millions)
Copenhagen	218.9	200.2	9.3%	115.0	106.7	7.8%
Skoal	133.3	138.2	(3.5)%	69.3	73.8	(6.1)%
Copenhagen and Skoal	352.2	338.4	4.1%	184.3	180.5	2.1%
Other	37.7	37.8	(0.3)%	19.5	20.0	(2.5)%
Total smokeless products	389.9	376.2	3.6%	203.8	200.5	1.6%

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

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2014	2013	Percentage Point Change	2014	2013	Percentage Point Change
Copenhagen	30.4%	28.9%	1.5	30.5%	29.0%	1.5
Skoal	20.6	21.8	(1.2)	20.6	21.7	(1.1)
Copenhagen and Skoal	51.0	50.7	0.3	51.1	50.7	0.4
Other	4.0	4.3	(0.3)	4.0	4.3	(0.3)
Total smokeless products	55.0%	55.0%	—	55.1%	55.0%	0.1

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

USSTC and PM USA executed the following pricing actions during 2014 and 2013:

•	Effective May 11, 2014, USSTC increased the list price on all of its brands by $0.06 per can.

•	Effective May 11, 2014, PM USA increased the list price on Marlboro Snus tins and flip-top box (“FTB”) by $0.06 per tin or FTB.

•	Effective December 8, 2013, USSTC increased the list price on all of its brands by $0.06 per can.

•	Effective December 1, 2013, PM USA increased the list price on Marlboro Snus tins and FTB by $0.06 per tin or FTB.

•	Effective May 13, 2013, PM USA increased the list price on Marlboro Snus tins and FTB by $0.05 per tin or FTB.

•	Effective May 12, 2013, USSTC increased the list price on all of its brands by $0.05 per can.

Net revenues, which include excise taxes billed to customers, for the six and three months ended June 30, 2014 increased $31 million (3.7%) and $6 million (1.3%), respectively, versus the prior-year periods, due primarily to higher volume and higher pricing, which includes higher promotional investments. Operating companies income for the six and three months ended June 30, 2014 increased $32 million (6.5%) and $15 million (5.6%), respectively, versus the prior-year periods, due primarily to higher pricing, which includes higher promotional investments, and higher shipment volume.

For the six and three months ended June 30, 2014, USSTC and PM USA’s combined reported domestic smokeless products shipment volume increased 3.6% and 1.6%, respectively, as volume growth in Copenhagen was partially offset by volume declines in Skoal and Other portfolio brands.
Copenhagen and Skoal’s combined reported shipment volume for the first half and second quarter of 2014 increased 4.1% and 2.1%, respectively, versus the prior-year periods.
For both the first half of 2014 and the second quarter of 2014, trade inventory movements related to changes in Skoal’s promotional strategy negatively affected volume performance. After adjusting for calendar differences and trade inventory changes, USSTC and PM USA estimate that their combined domestic smokeless products shipment volume grew approximately 3.5% in both the first half and second quarter of 2014, while smokeless products category volume grew approximately 4.5% over the 12 months ended June 30, 2014.
Copenhagen and Skoal’s combined retail share increased 0.3 and 0.4 share points in the first half and second quarter of 2014, respectively. Copenhagen’s retail share increased 1.5 share points in both the first half and second quarter of 2014, driven primarily by Copenhagen Long Cut Wintergreen. For the first-half of 2014, Skoal’s retail share declined 1.2 share points. Skoal’s retail share declined 1.1 share points in the second quarter of 2014, while its sequential retail share was unchanged.

USSTC and PM USA’s combined smokeless products retail share for the first half of 2014 was unchanged. USSTC and PM USA’s combined smokeless products retail share for the second quarter of 2014 increased 0.1 share point, as retail share gains for Copenhagen were mostly offset by share losses for Skoal and Other portfolio brands.

Wine segment

Business Environment
Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle, Columbia Crest and 14 Hands, and owns wineries in or distributes wines from several other wine regions and foreign countries. Ste. Michelle holds an 85% ownership interest in Michelle-Antinori, LLC, which owns Stag’s Leap Wine Cellars in Napa Valley. Ste. Michelle also owns Conn Creek in Napa Valley and Erath in Oregon. In addition, Ste. Michelle imports and markets Antinori, Torres and Villa Maria Estate wines and Champagne Nicolas Feuillatte in the United States. Key elements of Ste. Michelle’s strategy are expanded domestic distribution of its wines, especially in certain account categories such as restaurants, wholesale clubs, supermarkets, wine shops and mass merchandisers, and a focus on improving product mix to higher-priced, premium products.

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

Operating Results
Ste. Michelle increased its net revenues and operating companies income for the first half and second quarter of 2014, due primarily to higher pricing and higher shipment volume.
The following discussion compares wine segment results for the six and three months ended June 30, 2014, with the six and three months ended June 30, 2013.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net revenues	$275	$263	$146	$137
Operating companies income	$50	$45	$28	$25

The following table summarizes wine segment case shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(cases in thousands)
Chateau Ste. Michelle	1,304	1,184	10.1%	731	654	11.8%
Columbia Crest [1]	378	452	(16.4)%	186	225	(17.3)%
14 Hands	757	653	15.9%	371	336	10.4%
Other [1]	1,151	1,247	(7.7)%	599	636	(5.8)%
Total wine	3,590	3,536	1.5%	1,887	1,851	1.9%

[1] Two Vines is no longer sold under the Columbia Crest brand. Effective January 1, 2014, shipment volume for Two Vines is included in “Other.” Prior-period shipment volume for Columbia Crest and Other have been adjusted to reflect this change.

Net revenues, which include excise taxes billed to customers, for the six and three months ended June 30, 2014, increased $12 million (4.6%) and $9 million (6.6%), respectively, versus the prior-year periods, due primarily to higher pricing and higher shipment volume. Operating companies income for the six and three months ended June 30, 2014 increased $5 million (11.1%) and $3 million (12.0%), respectively, versus the prior-year periods, due primarily to higher pricing and higher shipment volume, partially offset by higher costs.

For the the six and three months ended June 30, 2014, Ste. Michelle’s reported wine shipment volume grew 1.5% and 1.9%, respectively, versus the prior-year periods as increased volume of Chateau Ste. Michelle and 14 Hands was mostly offset by declines in Columbia Crest and Other brands.

Financial Review

Net Cash Provided by Operating Activities

During the first six months of 2014, net cash provided by operating activities was $759 million compared with $441 million during the first six months of 2013. This increase was due primarily to the following:

•	a voluntary $350 million contribution to Altria Group, Inc.’s pension plans during the six months ended June 30, 2013; and

•	the timing of payments related to accounts payable and other working capital requirements;
partially offset by:

•	higher settlement payments during 2014, driven primarily by the impact of higher NPM Adjustment Items in 2013.

Altria Group, Inc. had a working capital deficit at June 30, 2014 and December 31, 2013. Altria Group, Inc.’s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.

Net Cash Provided by Investing Activities

During the first six months of 2014, net cash provided by investing activities was $102 million compared with $239 million during the first six months of 2013. This decrease was due primarily to the following:

•	Nu Mark’s acquisition of Green Smoke during the second quarter of 2014; and

•	lower proceeds from asset sales in the financial services business during the first six months of 2014;
partially offset by:

•	the sale of PM USA’s Cabarrus, North Carolina manufacturing facility during the second quarter of 2014.

Net Cash Used in Financing Activities

During the first six months of 2014, net cash used in financing activities was $2,843 million compared with $1,009 million during the first six months of 2013. This increase was due primarily to the following:

•	debt issuances during the first six months of 2013;

•	$525 million repayment of Altria Group, Inc. senior unsecured notes at scheduled maturity during the first six months of 2014;

•	higher share repurchases during the first six months of 2014; and

•	higher dividends paid during the first six months of 2014.

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

At June 30, 2014, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook

Moody’s	P-2	Baa1	Stable
Standard & Poor’s [1]	A-2	BBB+	Stable
Fitch	F2	BBB+	Stable

1 On March 12, 2014, Standard & Poor’s raised the long-term debt credit rating for Altria Group, Inc. to “BBB+” from “BBB”.

Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At June 30, 2014 and 2013, and at December 31, 2013, there were no short-term borrowings outstanding.

For the six and three months ended June 30, 2014 and 2013, Altria Group, Inc.’s average daily short-term borrowings, peak short-term borrowings outstanding and weighted-average interest rate on short-term borrowings were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
	(dollars in millions)
Average daily short-term borrowings	$71	$74	$142	$148
Peak short-term borrowings outstanding	$650	$650	$650	$650
Weighted-average interest rate on short-term borrowings	0.27%	0.34%	0.27%	0.34%

Short-term borrowings were repaid with cash provided by operating activities. Peak borrowings for the six and three months ended June 30, 2014 and 2013 were due primarily to payments related to State Settlement Agreements as further discussed in Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation, Tobacco Space - Business Environment and Note 9.

At June 30, 2014, Altria Group, Inc. had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires on August 19, 2018, with an option, subject to certain conditions, for Altria Group, Inc. to extend the expiration date for two additional one-year periods. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Standard & Poor’s and Moody’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at June 30, 2014 for borrowings under the Credit Agreement was 1.25%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At June 30, 2014, credit available to Altria Group, Inc. under the Credit Agreement was $3.0 billion.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At June 30, 2014, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.7 to 1.0 and 8.7 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.’s Form 10-Q for the period ended September 30, 2013 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.

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

Debt - At June 30, 2014 and December 31, 2013, Altria Group, Inc.’s total debt was $14.0 billion and $14.5 billion, respectively.

During the first quarter of 2014, Altria Group, Inc. repaid in full at maturity senior unsecured notes in the aggregate principal amount of $525 million.

Guarantees and Other Similar Matters - As discussed in Note 9, at June 30, 2014, Altria Group, Inc. and certain of its subsidiaries had unused letters of credit, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding. From time to time, subsidiaries of Altria Group, Inc. also issue lines of credit to affiliated entities. In addition, as discussed in Note 10, PM USA has issued guarantees related to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation - As discussed previously and in Note 9, PM USA has entered into State Settlement Agreements with the states and territories of the United States. PM USA also entered into a trust agreement to provide certain aid to U.S. tobacco growers and quota holders, but PM USA’s obligations under this trust expired on December 15, 2010 (these obligations had been offset by the obligations imposed on PM USA by FETRA, which expires after the third quarter of 2014). USSTC and Middleton are also subject to obligations imposed by FETRA. In addition, in June 2009, PM USA and a subsidiary of USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. The State Settlement Agreements, FETRA and the FDA user fees call for payments that are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.’s subsidiaries recorded approximately $2.4 billion and $2.0 billion of charges to cost of sales for the six months ended June 30, 2014 and 2013, respectively, and approximately $1.3 billion of charges to cost of sales for the three month periods ended June 30, 2014 and 2013. The 2014 amounts included reductions to cost of sales of $43 million for the six and three months ended June 30, 2014 for the NPM Adjustment Items. The 2013 amounts included reductions to cost of sales of $519 million and $36 million for the six and three months ended June 30, 2013, respectively, for the NPM Adjustment Items.

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

Based on current agreements, 2013 market share and historical annual industry volume decline rates, the estimated amounts that Altria Group, Inc.’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements, FETRA and FDA user fees approximate $5 billion in 2014 and $4.6 billion each year thereafter. These amounts reflect the expiration of obligations imposed by FETRA after the third quarter of 2014, which will result in a decrease in the charge to cost of sales of approximately $100 million in 2014 and approximately $400 million starting in 2015. These amounts exclude the potential impact of the revised and streamlined NPM Adjustment provision applicable to signatory states for years after 2014 discussed above and also exclude the adjustments described below.

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

Litigation Escrow Deposits - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of June 30, 2014, PM USA had posted various forms of security totaling approximately $42 million, the majority of which has been collateralized with cash deposits. These cash deposits are included in other assets on the condensed consolidated balance sheet.

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

Leases - PMCC’s investment in leases is included in the line item finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013. At June 30, 2014, PMCC’s net finance receivables of approximately $1.7 billion in leveraged leases, which are included in finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheet, consisted of rents receivable ($3.5 billion) and the residual value of assets under lease ($0.9 billion), reduced by third-party nonrecourse debt ($2.2 billion) and unearned income ($0.5 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, of $1.8 billion at June 30, 2014, also included net finance receivables for direct finance leases and an allowance for losses.

Equity and Dividends

On January 28, 2014, Altria Group, Inc. granted an aggregate of 1.4 million shares of restricted and deferred stock to eligible employees. Restrictions on these shares lapse in the first quarter of 2017. The market value per share was $36.73 on the date of grant.

During the six months ended June 30, 2014, 1.6 million shares of restricted and deferred stock vested. The total fair value of restricted and deferred stock that vested during the six months ended June 30, 2014 was $55 million. The weighted-average grant date fair value per share of these awards was $24.36.

Dividends paid during the first six months of 2014 and 2013 were $1,912 million and $1,769 million, respectively, an increase of 8.1%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase programs discussed below. Altria Group, Inc. expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $1.92 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of Altria Group, Inc.’s Board of Directors (the “Board of Directors”).

Altria Group, Inc.’s share repurchase activity was as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except per share data)
Total number of shares repurchased	10.8	5.4	3.3	3.7
Aggregate cost of shares repurchased	$404	$192	$132	$135
Average price per share of shares repurchased	$37.40	$35.58	$40.72	$36.27

At June 30, 2014, Altria Group, Inc. had approximately $53 million remaining in its current $1.0 billion share repurchase program, which it expects to complete by the end of the third quarter of 2014. In July 2014, the Board of Directors authorized a new $1.0 billion share repurchase program (the “July 2014 share repurchase program”) that Altria Group, Inc. intends to commence upon the completion of its current share repurchase program. Altria Group, Inc. expects to complete the July 2014 share repurchase program by the end of 2015. The timing of share repurchases under Altria Group, Inc.’s share repurchase programs depends upon marketplace conditions and other factors, and the programs remain subject to the discretion of the Board of Directors.

For further discussion of Altria Group, Inc.’s share repurchase programs, see Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Item 1.

Recent Accounting Guidance Not Yet Adopted

See Note 11. Recent Accounting Guidance Not Yet Adopted to the condensed consolidated financial statements in Item 1 for a discussion of recent accounting guidance issued but not yet adopted.

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
Unfavorable litigation outcomes could materially adversely affect the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or the businesses of one or more of its subsidiaries.
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
The willingness of adult consumers to purchase premium consumer product brands depends in part on economic conditions, which could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its subsidiaries. In periods of economic uncertainty, adult consumers may purchase more discount brands and/or, in the case of tobacco products, consider lower-priced tobacco products. Our tobacco and wine subsidiaries work to broaden their brand portfolios to compete effectively with lower-priced products.
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

Because Altria Group, Inc.’s tobacco subsidiaries rely on a few significant facilities and a small number of significant suppliers, an extended disruption at a facility or in service by a supplier could have a material adverse effect on the business, the consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.
Altria Group, Inc.’s tobacco subsidiaries face risks inherent in reliance on a few significant facilities and a small number of significant suppliers. A natural or man-made disaster or other disruption that affects the manufacturing operations of any of Altria Group, Inc.’s tobacco subsidiaries or the operations of any significant suppliers of any of Altria Group, Inc.’s tobacco subsidiaries could adversely impact the operations of the affected subsidiaries.  An extended disruption in operations experienced by one or more Altria Group, Inc. subsidiaries or significant suppliers could have a material adverse effect on the business, the consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.
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
Acquisitions or other events may adversely affect Altria Group, Inc.’s credit rating and Altria Group, Inc. may not achieve its anticipated strategic or financial objectives.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors authorized a $300 million share repurchase program in April 2013 and expanded it to $1.0 billion in August 2013 (as expanded, the “April 2013 share repurchase program”). Altria Group, Inc. expects to complete this program by the end of the third quarter of 2014. Additionally, in July 2014, the Board of Directors authorized a new $1.0 billion share repurchase program (the “July 2014 share repurchase program”) that Altria Group, Inc. intends to commence upon the completion of the April 2013 share repurchase program. Altria Group, Inc. expects to complete the July 2014 share repurchase program by the end of 2015. The timing of share repurchases under Altria Group, Inc.’s share repurchase programs depends upon marketplace conditions and other factors, and the share repurchase programs remain subject to the discretion of the Board of Directors.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended June 30, 2014 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

April 1 - 30, 2014	468,220	$38.53	464,000	$167,016,297
May 1 - 31, 2014	1,429,019	$40.56	1,428,800	$109,066,246
June 1 - 30, 2014	1,352,700	$41.64	1,352,700	$52,735,692
For the Quarter Ended June 30, 2014	3,249,939	$40.72	3,245,500

(1)
The total number of shares purchased include (a) shares purchased under the April 2013 share repurchase program (which totaled 464,000 shares in April, 1,428,800 shares in May and 1,352,700 shares in June) and (b) shares withheld by Altria Group, Inc. in an amount equal to statutory withholding for holders who vested in restricted and deferred stock and used shares to pay all or a portion of the related taxes, and forfeitures of restricted stock for which consideration was paid in connection with termination of employment of certain employees (which totaled 4,220 shares in April and 219 shares in May).

Item 6. Exhibits.

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
July 22, 2014