Form 10-Q
period 2014-09-30
ALTRIA GROUP, INC.
filed 2014-10-30
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
At October 20, 2014, there were 1,976,470,062 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$2,241	$3,175
Receivables	106	115
Inventories:
Leaf tobacco	838	933
Other raw materials	190	180
Work in process	347	394
Finished product	515	372
	1,890	1,879
Deferred income taxes	1,095	1,100
Other current assets	330	321
Total current assets	5,662	6,590
Property, plant and equipment, at cost	4,851	4,817
Less accumulated depreciation	2,853	2,789
	1,998	2,028
Goodwill	5,285	5,174
Other intangible assets, net	12,054	12,058
Investment in SABMiller	6,640	6,455
Finance assets, net	1,773	1,997
Other assets	670	557
Total Assets	$34,082	$34,859

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	September 30, 2014	December 31, 2013
Liabilities
Current portion of long-term debt	$1,300	$525
Accounts payable	332	409
Accrued liabilities:
Marketing	567	512
Employment costs	141	255
Settlement charges	3,139	3,391
Other	857	1,007
Dividends payable	1,031	959
Total current liabilities	7,367	7,058
Long-term debt	12,693	13,992
Deferred income taxes	6,829	6,854
Accrued pension costs	215	212
Accrued postretirement health care costs	2,150	2,155
Other liabilities	502	435
Total liabilities	29,756	30,706
Contingencies (Note 9)
Redeemable noncontrolling interest	35	35
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,723	5,714
Earnings reinvested in the business	26,066	25,168
Accumulated other comprehensive losses	(1,454)	(1,378)
Cost of repurchased stock (828,948,255 shares at September 30, 2014 and 812,482,035 shares at December 31, 2013)	(26,976)	(26,320)
Total stockholders’ equity attributable to Altria Group, Inc.	4,294	4,119
Noncontrolling interests	(3)	(1)
Total stockholders’ equity	4,291	4,118
Total Liabilities and Stockholders’ Equity	$34,082	$34,859
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Net revenues	$18,264	$18,386
Cost of sales	5,799	5,210
Excise taxes on products	4,932	5,127
Gross profit	7,533	8,049
Marketing, administration and research costs	1,821	1,738
Changes to Mondelēz and PMI tax-related receivables/payables	5	25
Asset impairment and exit costs	(1)	1
Operating income	5,708	6,285
Interest and other debt expense, net	596	794
Earnings from equity investment in SABMiller	(753)	(738)
Earnings before income taxes	5,865	6,229
Provision for income taxes	2,031	2,182
Net earnings	3,834	4,047
Net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to Altria Group, Inc.	$3,834	$4,047
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$1.93	$2.02
Dividends declared	$1.48	$1.36

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2014	2013
Net revenues	$6,491	$6,553
Cost of sales	2,079	1,939
Excise taxes on products	1,738	1,793
Gross profit	2,674	2,821
Marketing, administration and research costs	663	664
Changes to Mondelēz and PMI tax-related receivables/payables	5	25
Asset impairment and exit costs	7	—
Operating income	1,999	2,132
Interest and other debt expense, net	213	269
Earnings from equity investment in SABMiller	(328)	(255)
Earnings before income taxes	2,114	2,118
Provision for income taxes	717	722
Net earnings	1,397	1,396
Net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to Altria Group, Inc.	$1,397	$1,396
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$0.71	$0.70
Dividends declared	$0.52	$0.48

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Net earnings	$3,834	$4,047
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments	(1)	(1)
Benefit plans	71	159
SABMiller	(146)	(341)
Other comprehensive losses, net of deferred income taxes	(76)	(183)

Comprehensive earnings	3,758	3,864
Comprehensive earnings attributable to noncontrolling interests	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$3,758	$3,864
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,
	2014	2013
Net earnings	$1,397	$1,396
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments	(2)	—
Benefit plans	22	46
SABMiller	(245)	61
Other comprehensive (losses) earnings, net of deferred income taxes	(225)	107

Comprehensive earnings	1,172	1,503
Comprehensive earnings attributable to noncontrolling interests	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$1,172	$1,503

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Year Ended December 31, 2013 and
the Nine Months Ended September 30, 2014
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2012	$935	$5,688	$24,316	$(2,040)	$(25,731)	$2	$3,170
Net earnings (losses) (1)	—	—	4,535	—	—	(3)	4,532
Other comprehensive earnings, net of deferred income taxes	—	—	—	662	—	—	662
Stock award activity	—	26	—	—	11	—	37
Cash dividends declared ($1.84 per share)	—	—	(3,683)	—	—	—	(3,683)
Repurchases of common stock	—	—	—	—	(600)	—	(600)
Balances, December 31, 2013	935	5,714	25,168	(1,378)	(26,320)	(1)	4,118
Net earnings (losses) (1)	—	—	3,834	—	—	(2)	3,832
Other comprehensive losses, net of deferred income taxes	—	—	—	(76)	—	—	(76)
Stock award activity	—	9	—	—	23	—	32
Cash dividends declared ($1.48 per share)	—	—	(2,936)	—	—	—	(2,936)
Repurchases of common stock	—	—	—	—	(679)	—	(679)
Balances, September 30, 2014	$935	$5,723	$26,066	$(1,454)	$(26,976)	$(3)	$4,291

(1)
Net losses attributable to noncontrolling interests for the nine months ended September 30, 2014 and for the year ended December 31, 2013 exclude net earnings of $2 million and $3 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section in the condensed consolidated balance sheets at September 30, 2014 and December 31, 2013.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash Provided by (Used in) Operating Activities
Net earnings	$3,834	$4,047
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	149	158
Deferred income tax benefit	(36)	(105)
Earnings from equity investment in SABMiller	(753)	(738)
Dividends from SABMiller	344	331
Cash effects of changes, net of the effects from acquisition of Green Smoke:
Receivables, net	10	101
Inventories	(20)	28
Accounts payable	(64)	(139)
Income taxes	17	181
Accrued liabilities and other current assets	(320)	(103)
Accrued settlement charges	(252)	(569)
Pension plan contributions	(12)	(391)
Pension provisions and postretirement, net	17	133
Other	146	(75)
Net cash provided by operating activities	3,060	2,859
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash Provided by (Used in) Investing Activities
Capital expenditures	$(116)	$(90)
Acquisition of Green Smoke, net of acquired cash	(93)	—
Proceeds from finance assets	190	559
Other	79	16
Net cash provided by investing activities	60	485
Cash Provided by (Used in) Financing Activities
Long-term debt issued	—	996
Long-term debt repaid	(525)	—
Repurchases of common stock	(679)	(382)
Dividends paid on common stock	(2,864)	(2,652)
Financing fees and debt issuance costs	(1)	(12)
Other	15	17
Net cash used in financing activities	(4,054)	(2,033)
Cash and cash equivalents:
(Decrease) increase	(934)	1,311
Balance at beginning of period	3,175	2,900
Balance at end of period	$2,241	$4,211
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At September 30, 2014, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless tobacco products in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary, which is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary, which maintains a portfolio of leveraged and direct finance leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to Altria Group, Inc.’s operating subsidiaries, and Altria Client Services Inc., which provides various support services, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At September 30, 2014, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At September 30, 2014, Altria Group, Inc. also held approximately 27% of the economic and voting interest of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends.

Dividends and Share Repurchases

During the third quarter of 2014, Altria Group, Inc.’s Board of Directors (the “Board of Directors”) approved an 8.3% increase in the quarterly dividend rate to $0.52 per common share versus the previous rate of $0.48 per common share. The current annualized dividend rate is $2.08 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of the Board of Directors.

Altria Group, Inc.’s share repurchase activity was as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except per share data)
Total number of shares repurchased	17.2	9.9	6.4	4.5
Aggregate cost of shares repurchased	$679	$348	$275	$156
Average price per share of shares repurchased	$39.44	$35.20	$42.87	$34.75

In October 2011, the Board of Directors authorized a $1.0 billion share repurchase program and expanded it to $1.5 billion in October 2012 (as expanded, the “October 2011 share repurchase program”). During the first quarter of 2013, Altria Group, Inc. completed the October 2011 share repurchase program. Under the October 2011 share repurchase program, Altria Group, Inc. repurchased a total of 48.3 million shares of its common stock at an average price of $31.06 per share.

In April 2013, the Board of Directors authorized a $300 million share repurchase program and expanded it to $1.0 billion in August 2013 (as expanded, the “April 2013 share repurchase program”). During the three months ended September 30, 2014, Altria Group, Inc. repurchased 1.3 million shares of its common stock (at an aggregate cost of approximately $53 million, and at an average price of $41.39 per share), thereby completing the April 2013 share repurchase program. Under this program, Altria Group, Inc. repurchased a total of 27.1 million shares of its common stock at an average price of $36.97 per share.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In July 2014, the Board of Directors authorized a new $1.0 billion share repurchase program (the “July 2014 share repurchase program”). During the three months ended September 30, 2014, Altria Group, Inc. repurchased 5.1 million shares of its common stock (at an aggregate cost of approximately $222 million, and at an average price of $43.24 per share) under the July 2014 share repurchase program. At September 30, 2014, Altria Group, Inc. had approximately $778 million remaining in the July 2014 share repurchase program. The timing of share repurchases under the July 2014 share repurchase program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

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

Note 2. Acquisition of Green Smoke:

In April 2014, Nu Mark acquired the e-vapor business of Green Smoke, Inc. and its affiliates (“Green Smoke”) for a total purchase price of up to approximately $130 million, which includes contingent consideration and is subject to post-closing adjustments. The acquisition complements Nu Mark’s capabilities and enhances its competitive position by adding e-vapor experience, broadening product offerings and strengthening supply chain capabilities.

Green Smoke’s financial position and results of operations have been consolidated with Altria Group, Inc. as of April 1, 2014.

Pro forma results, as well as net revenues and net earnings for Green Smoke subsequent to the acquisition, have not been presented because the acquisition of Green Smoke is not material to Altria Group, Inc.’s consolidated results of operations.

The following amounts represent the fair value of identifiable assets acquired and liabilities assumed in the Green Smoke acquisition, and are subject to post-closing adjustments, which are expected to be finalized during the fourth quarter of 2014:

(in millions)
Cash and cash equivalents	$3
Inventory and other current assets	12
Indefinite-lived intangible asset - trademark	10
Definite-lived intangible assets	1
Current liabilities	(8)
Other assets and liabilities, net	1
Total identifiable net assets	19
Total purchase price	130
Goodwill	$111

Costs incurred to effect the acquisition, as well as integration costs, are being recognized as expenses in the periods in which the costs are incurred. For the nine and three months ended September 30, 2014, Altria Group, Inc. incurred $23 million and $14 million, respectively, of integration and acquisition-related costs, consisting primarily of contract termination costs,

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

transaction costs and inventory adjustments, which were included in Altria Group, Inc.’s condensed consolidated statements of earnings.
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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Service cost	$51	$65	$17	$22
Interest cost	258	235	86	78
Expected return on plan assets	(389)	(370)	(129)	(123)
Amortization:
Net loss	111	203	36	67
Prior service cost	8	8	3	3
Net periodic pension cost	$39	$141	$13	$47

Employer Contributions

Altria Group, Inc. makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. Employer contributions of $12 million were made to Altria Group, Inc.’s pension plans during the nine months ended September 30, 2014. Currently, Altria Group, Inc. anticipates making additional employer contributions to its pension plans during the remainder of 2014 of up to approximately $10 million, based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Service cost	$11	$13	$3	$3
Interest cost	80	74	26	23
Amortization:
Net loss	17	38	3	10
Prior service credit	(32)	(33)	(11)	(11)
Net postretirement health care costs	$76	$92	$21	$25

On October 27, 2014, the Society of Actuaries released a new set of mortality tables. Altria Group, Inc. will evaluate any impact of these tables to its employee benefit plans.
Note 4. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net earnings attributable to Altria Group, Inc.	$3,834	$4,047	$1,397	$1,396
Less: Distributed and undistributed earnings attributable to unvested restricted and deferred shares	(9)	(11)	(3)	(4)
Earnings for basic and diluted EPS	$3,825	$4,036	$1,394	$1,392

Weighted-average shares for basic and diluted EPS	1,981	2,001	1,976	1,998

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

	For the Nine Months Ended September 30, 2014
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2013	$—	$(1,273)	$(105)		$(1,378)

Other comprehensive losses before reclassifications	(1)	—	(280)		(281)
Deferred income taxes	—	—	98		98
Other comprehensive losses before reclassifications, net of deferred income taxes	(1)	—	(182)		(183)

Amounts reclassified to net earnings	—	116	56		172
Deferred income taxes	—	(45)	(20)		(65)
Amounts reclassified to net earnings, net of deferred income taxes	—	71	36		107

Other comprehensive (losses) earnings, net of deferred income taxes	(1)	71	(146)	(1)	(76)

Balances, September 30, 2014	$(1)	$(1,202)	$(251)		$(1,454)

	For the Three Months Ended September 30, 2014
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, June 30, 2014	$1	$(1,224)	$(6)		$(1,229)

Other comprehensive losses before reclassifications	(2)	—	(430)		(432)
Deferred income taxes	—	—	151		151
Other comprehensive losses before reclassifications, net of deferred income taxes	(2)	—	(279)		(281)

Amounts reclassified to net earnings	—	36	53		89
Deferred income taxes	—	(14)	(19)		(33)
Amounts reclassified to net earnings, net of deferred income taxes	—	22	34		56

Other comprehensive (losses) earnings, net of deferred income taxes	(2)	22	(245)	(1)	(225)

Balances, September 30, 2014	$(1)	$(1,202)	$(251)		$(1,454)

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Nine Months Ended September 30, 2013
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2012	$2	$(2,414)	$372		$(2,040)

Other comprehensive (losses) earnings before reclassifications	(1)	30	(527)		(498)
Deferred income taxes	—	(13)	184		171
Other comprehensive (losses) earnings before reclassifications, net of deferred income taxes	(1)	17	(343)		(327)

Amounts reclassified to net earnings	—	230	2		232
Deferred income taxes	—	(88)	—		(88)
Amounts reclassified to net earnings, net of deferred income taxes	—	142	2		144

Other comprehensive (losses) earnings, net of deferred income taxes	(1)	159	(341)	(1)	(183)

Balances, September 30, 2013	$1	$(2,255)	$31		$(2,223)

	For the Three Months Ended September 30, 2013
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, June 30, 2013	$1	$(2,301)	$(30)		$(2,330)

Other comprehensive earnings before reclassifications	—	—	92		92
Deferred income taxes	—	—	(32)		(32)
Other comprehensive earnings before reclassifications, net of deferred income taxes	—	—	60		60

Amounts reclassified to net earnings	—	74	1		75
Deferred income taxes	—	(28)	—		(28)
Amounts reclassified to net earnings, net of deferred income taxes	—	46	1		47

Other comprehensive earnings, net of deferred income taxes	—	46	61	(1)	107

Balances, September 30, 2013	$1	$(2,255)	$31		$(2,223)

(1) For the nine and three months ended September 30, 2014 and 2013, Altria Group, Inc.’s proportionate share of SABMiller’s other comprehensive earnings/losses consisted primarily of currency translation adjustments.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Benefit Plans: (1)
Net loss	$140	$255	$44	$82
Prior service cost/credit	(24)	(25)	(8)	(8)
	116	230	36	74

SABMiller (2)	56	2	53	1

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$172	$232	$89	$75

(1) Amounts are included in net defined benefit plan costs. For further details, see Note 3. Benefit Plans.

(2) Amounts are included in earnings from equity investment in SABMiller.
Note 6. Segment Reporting:

The products of Altria Group, Inc.’s subsidiaries include smokeable products comprised of cigarettes manufactured and sold by PM USA and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; smokeless products manufactured and sold by USSTC and PM USA; and wine produced and/or distributed by Ste. Michelle. The products and services of these subsidiaries constitute Altria Group, Inc.’s reportable segments of smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in all other.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net revenues:
Smokeable products	$16,428	$16,448	$5,859	$5,802
Smokeless products	1,345	1,333	466	485
Wine	428	411	153	148
All other	63	194	13	118
Net revenues	$18,264	$18,386	$6,491	$6,553
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$5,160	$5,471	$1,840	$1,825
Smokeless products	804	769	280	277
Wine	81	73	31	28
All other	(143)	185	(89)	92
Amortization of intangibles	(15)	(15)	(5)	(5)
General corporate expenses	(174)	(173)	(53)	(60)
Changes to Mondelēz and PMI tax-related receivables/payables	(5)	(25)	(5)	(25)
Operating income	5,708	6,285	1,999	2,132
Interest and other debt expense, net	(596)	(794)	(213)	(269)
Earnings from equity investment in SABMiller	753	738	328	255
Earnings before income taxes	$5,865	$6,229	$2,114	$2,118

The comparability of operating companies income for the reportable segments was affected by the following items:

Non-Participating Manufacturer (“NPM”) Adjustment Items - For the nine and three months ended September 30, 2014 and 2013, pre-tax income for NPM adjustment items was recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Smokeable products segment	$43	$664	$—	$145
Interest and other debt expense, net	47	—	—	—
Total	$90	$664	$—	$145
These adjustments resulted from the settlement of, and determinations made in connection with, disputes with certain states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement (the “MSA”) for the years 2003-2012 (such settlements and determinations are referred to collectively as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 9. Contingencies). The amounts shown in the table above for the smokeable products segment were recorded by PM USA as reductions to cost of sales, which increased operating companies income in the smokeable products segment.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Tobacco and Health Litigation Items - For the nine and three months ended September 30, 2014 and 2013, pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Smokeable products segment	$22	$18	$3	$13
General corporate expenses	15	—	—	—
Interest and other debt expense, net	2	4	1	3
Total	$39	$22	$4	$16
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

At September 30, 2014, finance assets, net, of $1,773 million were comprised of investments in finance leases of $1,815 million, reduced by the allowance for losses of $42 million. At December 31, 2013, finance assets, net, of $1,997 million were comprised of investments in finance leases of $2,049 million, reduced by the allowance for losses of $52 million.

PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. PMCC believes that, as of September 30, 2014, the allowance for losses of $42 million was adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may increase or decrease its allowance for losses if such conditions change in the future.
The activity in the allowance for losses on finance assets for the nine months ended September 30, 2014 and 2013 was as follows:

	For the Nine Months Ended September 30,
	2014	2013
	(in millions)
Balance at beginning of the year	$52	$99
Decrease to allowance	(10)	(47)
Balance at September 30	$42	$52

During the nine months ended September 30, 2014 and 2013, PMCC determined that its allowance for losses exceeded the amounts required based on management’s assessment of the credit quality and size of PMCC’s leasing portfolio. As a result, PMCC reduced its allowance for losses by $10 million and $47 million for the nine months ended September 30, 2014 and 2013, respectively. These decreases to the allowance for losses were recorded as reductions to marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statements of earnings.

All PMCC lessees were current on their lease payment obligations as of September 30, 2014.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The credit quality of PMCC’s investments in finance leases as assigned by Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”) at September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
	(in millions)
Credit Rating by Standard & Poor’s/Moody’s:
“AAA/Aaa” to “A-/A3”	$437	$464
“BBB+/Baa1” to “BBB-/Baa3”	878	927
“BB+/Ba1” and Lower	500	658
Total	$1,815	$2,049

Note 8. Debt:

At September 30, 2014 and December 31, 2013, Altria Group, Inc. had no short-term borrowings.

Effective August 19, 2014, Altria Group, Inc. entered into an extension agreement (the “Extension Agreement”) to amend its $3.0 billion senior unsecured 5-year revolving credit agreement, dated as of August 19, 2013 (the “Credit Agreement”). The Extension Agreement extends the expiration date of the Credit Agreement from August 19, 2018 to August 19, 2019 pursuant to the terms of the Credit Agreement. All other terms and conditions of the Credit Agreement remain in full force and effect. The Credit Agreement contains an additional option, subject to certain conditions, for Altria Group, Inc. to extend the expiration date for an additional one-year period.

Any borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 10. Condensed Consolidating Financial Information. At September 30, 2014, credit available to Altria Group, Inc. under the Credit Agreement was $3.0 billion.

Long-term Debt

On September 29, 2014, UST issued a notice of full redemption for its $300 million (aggregate principal amount) 5.75% senior notes due 2018 (“UST Notes”). The redemption date for the UST Notes is October 29, 2014. The UST Notes have been included in the current portion of long-term debt on Altria Group, Inc.’s condensed consolidated balance sheet at September 30, 2014. As a result of the redemption, a pre-tax loss on early extinguishment of debt of approximately $45 million will be recorded in the fourth quarter of 2014.
During the first quarter of 2014, Altria Group, Inc. repaid in full at maturity senior unsecured notes in the aggregate principal amount of $525 million.

Altria Group, Inc.’s estimate of the fair value of its debt is based on observable market information derived from a third party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.’s total long-term debt at September 30, 2014 and December 31, 2013, was $16.0 billion and $16.1 billion, respectively, as compared with its carrying value of $14.0 billion and $14.5 billion, respectively.
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of October 27, 2014, October 21, 2013 and October 25, 2012.

Type of Case	Number of Cases Pending as of October 27, 2014	Number of Cases Pending as of October 21, 2013	Number of Cases Pending as of October 25, 2012
Individual Smoking and Health Cases (1)	67	68	77
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	5	6	7
Health Care Cost Recovery Actions (3)	1	1	1
“Lights/Ultra Lights” Class Actions	13	15	14

(1) Does not include 2,563 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (discussed below in Smoking and Health Litigation - Engle Class Action).
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
(3) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

International Tobacco-Related Cases

As of October 27, 2014, PM USA is a named defendant in Israel in one “Lights” class action. PM USA is a named defendant in nine health care cost recovery actions in Canada, seven of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.

Tobacco-Related Cases Set for Trial

As of October 27, 2014, 4 Engle progeny cases and no individual smoking and health cases against PM USA are set for trial in 2014. Cases against other companies in the tobacco industry are also scheduled for trial in 2014. Trial dates are subject to change.

Trial Results

Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 56 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 38 of the 56 cases. These 38 cases were tried in Alaska (1), California (6), Florida (10), Louisiana (1), Massachusetts (1), Mississippi (1), Missouri (3), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2). A motion for a new trial was granted in one of the cases in Florida and in the case in Alaska. In the Alaska case (Hunter), the trial court withdrew its order for a new trial upon PM USA’s motion for reconsideration. Oral argument of plaintiff’s appeal of this ruling occurred on September 9, 2014. See Types and Number of Cases above for a discussion of the trial results in In re: Tobacco Litigation (West Virginia consolidated cases).

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Of the 18 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 14 have reached final resolution. A verdict against defendants in one health care cost recovery case (Blue Cross/Blue Shield) was reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006, but plaintiff is seeking to reinstate the verdict, which an intermediate appellate court ordered in April 2014. PM USA filed a petition for leave to appeal, which automatically stayed the April 2014 order. On September 24, 2014, the Illinois Supreme Court granted PM USA’s motion for leave to appeal. See “Lights/Ultra Lights” Cases - The Price Case below for a discussion of developments in Price.

As of October 27, 2014, 64 state and federal Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision. Thirty-two verdicts were returned in favor of plaintiffs and 32 verdicts were returned in favor of PM USA. See Smoking and Health Litigation - Engle Progeny Trial Court Results below for a discussion of these verdicts.

Judgments Paid and Provisions Related to Tobacco and Health Litigation (Including Engle Progeny Litigation)

After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments (and related costs and fees) totaling approximately $266 million and interest totaling approximately $144 million as of October 27, 2014. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $13.8 million and interest totaling approximately $2.5 million.

The changes in Altria Group, Inc.’s accrued liability for provisions related to tobacco and health litigation, including related interest costs, for the periods specified below were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Accrued liability for tobacco and health litigation at beginning of period	$3	$—	$34	$6
Pre-tax charges for tobacco and health judgments	6	18	3	13
Pre-tax charges for judgment-related interest costs	2	4	1	3
Pre-tax charges related to implementation of corrective communications remedy pursuant to the federal government’s lawsuit	31	—	—	—
Payments	(4)	(16)	—	(16)
Accrued liability for tobacco and health litigation at end of period	$38	$6	$38	$6

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

Security for Judgments

To obtain stays of judgments pending current appeals, as of September 30, 2014, PM USA has posted various forms of security totaling approximately $62 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheet.

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

Mulholland: In July 2013, a jury in the U.S. District Court for the Southern District of New York returned a verdict in favor of plaintiff and awarded $5.5 million in compensatory damages against PM USA. In August 2013, after taking into account a prior recovery by the plaintiff against third parties, the court entered final judgment in the amount of $4.9 million. In September 2013, PM USA filed a renewed motion for judgment as a matter of law and plaintiff moved to modify the amount of the judgment. In December 2013, the trial court denied the parties’ post-trial motions. In January 2014, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit, plaintiff cross-appealed and PM USA posted a bond in the amount of $5.5 million. Oral argument is currently scheduled for December 11, 2014.

Schwarz: In March 2002, an Oregon jury awarded $168,500 in compensatory damages and $150 million in punitive damages against PM USA. In May 2002, the trial court reduced the punitive damages award to $100 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the court of appeals’ decision reversing and remanding the case for a new trial on punitive damages. In June 2010, the Oregon Supreme Court affirmed the court of appeals’ decision and remanded the case to the trial court for a new trial limited to the question of punitive damages. In December 2010, the Oregon Supreme Court reaffirmed its earlier ruling and awarded PM USA approximately $500,000 in costs. In March 2011, PM USA filed a claim against the plaintiff for its costs and disbursements on appeal, plus interest. Trial on the amount of punitive damages began in January 2012. In February 2012, the jury awarded plaintiff $25 million in punitive damages. In September 2012, PM USA filed a notice of appeal from the trial court’s judgment with the Oregon Court of Appeals. Oral argument at the Oregon Court of Appeals occurred on September 9, 2014.

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

Engle Progeny Cases

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s Engle decision, expired in January 2008. As of October 27, 2014, approximately 3,100 state court cases were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 4,200 state court plaintiffs.  Furthermore, as of October 27, 2014, approximately 900 cases were pending against PM USA in federal district court asserting individual claims by or on behalf of a similar number of federal court plaintiffs. Most of these federal cases are pending in the U.S.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

District Court for the Middle District of Florida. Because of a number of factors, including, but not limited to, docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates.

In July 2013, the district court issued an order transferring, for case management purposes, all the Middle District of Florida Engle progeny cases to a judge presiding in the District of Massachusetts. The order directed that the cases will remain in the Middle District of Florida and that such judge will be designated a judge of that district for purposes of managing the cases. The U.S. District Court for the Middle District of Florida dismissed a significant number of cases, of which approximately 750 were appealed by plaintiffs to the U.S. Court of Appeals for the Eleventh Circuit. In September 2014, the Eleventh Circuit affirmed those dismissals. All remaining cases pending in the Middle District of Florida have been activated or are scheduled to be activated by May 2015.

Engle Progeny Trial Court Results

As of October 27, 2014, 64 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Thirty-two verdicts were returned in favor of plaintiffs.

Thirty-two verdicts were returned in favor of PM USA (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Russo (formerly Frazier), C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious, Szymanski, Gollihue, McCray, Denton, Hancock, Wilder, D. Cohen, LaMotte, J. Campbell, Dombey, Haldeman, Jacobson, Blasco, Gonzalez, Reider, Banks, Surico, Davis, Harris and Baum). On July 31, 2014, the jury in Harris returned a verdict indicating that plaintiff was not a member of the Engle class, but also awarded $238,975 against PM USA. Defendants’ motion to enter a defense verdict is pending. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of October 27, 2014. The juries in the Reider and Banks cases returned zero damages verdicts in favor of PM USA. The juries in the Weingart and Hancock cases returned verdicts against PM USA awarding no damages, but the trial court in each case granted an additur. In the Russo case (formerly Frazier), however, the Florida Third District Court of Appeal reversed the judgment in defendants’ favor in April 2012 and remanded the case for a new trial. Defendants sought review of the case in the Florida Supreme Court, which was granted in September 2013. Oral argument occurred in April 2014 in the Florida Supreme Court on the question of whether the statute of repose applies in Engle progeny cases.

The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs (including Hancock, where the verdict originally was returned in favor of PM USA). The first chart lists such cases that are pending as of October 27, 2014; the second chart lists such cases that were pending earlier in 2014 but that are now concluded.
Currently-Pending Cases
____________________________________________________________________________________________________
Plaintiff: Kerrivan
Date:     October 2014

Verdict:
On October 20, 2014, a jury in the U.S. District Court for the Middle District of Florida returned a verdict against PM USA and R.J. Reynolds Tobacco Company (“R.J. Reynolds”) awarding plaintiff $15.8 million in compensatory damages and allocating 50% of the fault to PM USA and 31% of the fault to R.J. Reynolds. On October 22, 2014, the jury awarded plaintiff $25.3 million in punitive damages and allocated $15.7 million to PM USA.
___________________________________________________________________________________________________
Plaintiff: Lourie
Date:     October 2014

Verdict:
On October 10, 2014, a Hillsborough County jury returned a verdict against PM USA, R.J. Reynolds and Lorillard Tobacco Company (“Lorillard”) awarding plaintiff $1,371,549 in compensatory damages and allocating 27% of the fault to PM USA (an amount of $370,318).

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

____________________________________________________________________________________________________
Plaintiff: Berger
Date:     September 2014

Verdict:
On September 12, 2014, a jury in the U.S. District Court for the Middle District of Florida returned a verdict against PM USA awarding plaintiff $6.25 million in compensatory damages. On September 16, 2014, the jury awarded plaintiff $20.76 million in punitive damages.

Post-Trial Developments:
The court entered final judgment against PM USA on September 19, 2014. On October 1, 2014, the court entered an order scheduling post-trial motions and confirming that plaintiff agreed to waive bond for appeal. On October 17, 2014, PM USA filed a motion for a new trial or, in the alternative, remittitur of the jury’s damages awards.
___________________________________________________________________________________________________
Plaintiff: Griffin
Date:    June 2014

Verdict:
In June 2014, a jury in the U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA awarding $1,268,402 in compensatory damages and allocating 50% of the fault to PM USA (an amount of $634,201).

Post-Trial Developments:
The court entered final judgment against PM USA in July 2014. On August 14, 2014, PM USA filed a motion to amend the judgment to reduce plaintiff's damages by the amount paid by collateral sources, which the court denied on September 15, 2014. On October 9, 2014, PM USA posted a bond in the amount of $640,543 and, on October 14, 2014, filed a notice of appeal to the U.S. District Court of Appeals for the Eleventh Circuit.
__________________________________________________________________________________________________
Plaintiff: Burkhart
Date:    May 2014

Verdict:
In May 2014, a jury in the U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds and Lorillard awarding $5 million in compensatory damages and allocating fault among the defendants as follows: 15% to PM USA, 25% to R.J. Reynolds and 10% to Lorillard. The court declined defendants’ request to reduce the compensatory damages award by the jury’s assessment of comparative fault, imposing joint and several liability. The following day, the jury awarded plaintiff $2.5 million in punitive damages, allocating $750,000 to PM USA.

Post-Trial Developments:
In July 2014, defendants filed post-trial motions, including a renewed motion for judgment or, alternatively, for a new trial or remittitur of the damages awards, which the court denied on September 16, 2014. On October 10, 2014, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit.
___________________________________________________________________________________________________
Plaintiff: Bowden
Date:    March 2014

Verdict:
In March 2014, a Duval County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded plaintiff $5 million in compensatory damages and allocated 30% of the fault to PM USA (an amount of $1.5 million).

Post-Trial Developments:
The court entered final judgment against defendants in March 2014. In April 2014, defendants filed post-trial motions, including motions for a new trial and to set aside the verdict. In May 2014, the court denied defendants’ post-trial motions. In June 2014, defendants filed a notice of appeal to the Florida First District Court of Appeal and PM USA posted a bond in the amount of $1.5 million.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

___________________________________________________________________________________________________
Plaintiff: Goveia
Date:    February 2014

Verdict:
An Orange County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. In February 2014, the jury awarded $850,000 in compensatory damages and allocated 35% of the fault against each defendant (an amount of $297,500). The jury also awarded $2.25 million in punitive damages against each defendant.

Post-Trial Developments:
In February 2014, defendants filed post-trial motions, including motions to set aside the verdict and for a new trial. In April 2014, the court denied defendants’ motions and entered final judgment against defendants. In April 2014, defendants filed a notice of appeal to the Florida Fifth District Court of Appeal. In May 2014, PM USA posted a bond in the amount of $2.5 million.
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

Post-Trial Developments:
In June 2013, defendants and plaintiff filed post-trial motions. The court entered final judgment against defendants in July 2013. In November 2013, the trial court denied plaintiff’s post-trial motion and, in December 2013, denied defendants’ post-

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

trial motions. Defendants filed a notice of appeal to the Florida Fourth District Court of Appeal, and plaintiffs cross-appealed in December 2013. Also in December 2013, PM USA posted a bond in the amount of $766,500.
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
____________________________________________________________________________________________________
Plaintiff: Searcy
Date:    April 2013

Verdict:
In April 2013, a jury in the U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $6 million in compensatory damages (allocating 30% of the fault to each defendant) and $10 million in punitive damages against each defendant.

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

Post-Trial Developments:
In December 2012, defendants filed several post-trial motions, including motions for a new trial and to set aside the verdict. In March 2013, the trial court denied all motions and entered final judgment against PM USA and Liggett Group refusing to reduce the compensatory damages award by plaintiff’s comparative fault and holding PM USA and Liggett Group jointly and severally liable for $5.5 million. In April 2013, defendants filed a notice of appeal to the Florida First District Court of Appeal, and PM USA posted a bond in the amount of $2.5 million. In July 2014, the Florida First District Court of Appeal affirmed the judgment, but certified to the Florida Supreme Court the issue of the statute of repose, which is currently before the court in Hess. On August 13, 2014, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. On September 4, 2014, the Florida Supreme Court stayed the case pending the outcome of Hess.
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

Post-Trial Developments:
The trial court entered final judgment in March 2012. In April 2012, PM USA posted a bond in an amount of approximately $1.25 million. In May 2012, defendants filed a notice of appeal to the Florida Second District Court of Appeal. In October 2013, the Second District Court of Appeal affirmed the judgment. In November 2013, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In June 2014, the Florida Supreme Court stayed the case pending the outcome of Russo (presenting the same statute of repose issue as Hess).
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
Plaintiff: R. Cohen
Date:     March 2010

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Post-Trial Developments:
In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages. In April 2010, PM USA filed its notice of appeal and posted a $5 million bond. In August 2010, upon the motion of PM USA, the trial court entered an amended final judgment of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages to correct a clerical error. In June 2012, the Fourth District Court of Appeal affirmed the amended final judgment. In July 2012, PM USA filed a motion for rehearing. In December 2012, the Fourth District withdrew its prior decision, reversed the verdict as to compensatory and punitive damages and returned the case to the trial court for a new trial on the question of damages. In December 2012, plaintiff filed a motion for rehearing en banc or for certification to the Florida Supreme Court, which was denied in January 2013. In February 2013, plaintiff and PM USA each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, which the Florida Supreme Court denied in February 2014. Upon retrial on the question of damages, in October 2013, the new jury awarded approximately $3.7 million in compensatory damages and $7.5 million in punitive damages. In October 2013, PM USA filed post-trial motions, which the trial court denied in April 2014. In May 2014, PM USA filed a notice of appeal to the Fourth District Court of Appeal and plaintiff cross-appealed. Also in May 2014, PM USA filed a rider with the Florida Supreme Court to make the previously-posted Naugle bond applicable to the retrial judgment.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Post-Trial Developments:
PM USA filed a notice of appeal to the Florida Fourth District Court of Appeal in July 2009. In May 2012, the Fourth District reversed and vacated the punitive damages award on the basis that it was barred by the statute of repose and affirmed the judgment in all other respects, upholding the compensatory damages award of $1.26 million. In June 2012, both parties filed rehearing motions with the Fourth District, which were denied in September 2012. In October 2012, PM USA and plaintiff filed notices to invoke the Florida Supreme Court’s discretionary jurisdiction. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $3.2 million for the judgment plus interest and associated costs. In June 2013, the Florida Supreme Court accepted jurisdiction of plaintiff’s petition for review, but declined to accept jurisdiction of PM USA’s petition. Oral argument was heard in April 2014 in the Florida Supreme Court on the statute of repose question.
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

Post-Trial Developments:
In April 2011, the trial court entered final judgment. In July 2011, PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and posted a $2 million bond. In August 2013, the Fourth District Court of Appeal affirmed the judgment. In October 2013, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, which declined jurisdiction on September 29, 2014. In the third quarter of 2014, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $3.9 million for the judgment plus interest and associated costs and paid this amount on October 22, 2014.
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

Post-Trial Developments:
A notice of appeal was filed by PM USA in September 2009. In February 2012, the Florida Fourth District Court of Appeal reversed the judgment, holding that the statute of limitations barred plaintiff’s claims. In October 2012, on motion for rehearing, the Fourth District withdrew its prior decision and affirmed the trial court’s judgment. In November 2012, PM USA filed a notice to invoke the jurisdiction of the Florida Supreme Court, which the Florida Supreme Court denied. In the first quarter of 2014, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $3.6 million for the judgment plus interest and associated costs. In March 2014, PM USA filed a petition for writ of certiorari with the United States Supreme Court, which was denied in June 2014. Also in June 2014, PM USA paid the judgment plus interest and associated costs in the amount of approximately $3.6 million.
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

Meanwhile, in the Waggoner case, the U.S. District Court for the Middle District of Florida ruled in December 2011 that application of the Engle findings to establish the wrongful conduct elements of plaintiffs’ claims consistent with Martin or J. Brown did not violate defendants’ due process rights.  PM USA and the other defendants sought appellate review of the due process ruling. In February 2012, the district court denied the motion for interlocutory appeal, but did apply the ruling to all active pending federal Engle progeny cases. As a result, R.J. Reynolds appealed the rulings in the Walker and Duke cases to the Eleventh Circuit, which, in September 2013, rejected the due process defense and affirmed the underlying judgments. In October 2013, R.J. Reynolds filed a petition for rehearing or rehearing en banc. Thereafter, the Eleventh Circuit vacated its decision and substituted a new opinion. In November 2013, the Eleventh Circuit denied R.J. Reynolds’ initial petition for rehearing. R.J. Reynolds filed a petition for rehearing en banc or panel rehearing of the substituted decision, which was denied in January 2014. In March 2014, R.J. Reynolds filed petitions for writ of certiorari to the United States Supreme Court in the Walker and Duke cases, as well as in J. Brown. Defendants filed petitions for writ of certiorari in eight other Engle progeny cases that were tried in Florida state courts, including one case, Barbanell, in which PM USA is the defendant. In these eight petitions, defendants asserted questions similar to those in Walker, Duke and J. Brown. In June 2014, the United States Supreme Court denied defendants’ petitions for writ of certiorari in all 11 cases.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In Ciccone, an Engle progeny case against R.J. Reynolds, the Florida Fourth District Court of Appeal held that Engle progeny plaintiffs could establish class membership by showing that they developed symptoms during the Engle class period that could, in hindsight, be attributed to their smoking-related disease. The court certified a conflict with Castleman, a Florida First District Court of Appeal decision, which held that manifestation requires Engle progeny plaintiffs to have been aware during the class period that they had a disease caused by smoking in order to establish class membership. The Florida Supreme Court accepted jurisdiction in the Ciccone case in June 2014 and has scheduled oral argument for December 4, 2014.

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

As of October 27, 2014, PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

In Caronia, in January 2011, the district court dismissed plaintiffs’ implied warranty and medical monitoring claims and declared plaintiffs’ motion for class certification moot in light of the dismissal of the case. The plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit. In May 2013, the Second Circuit affirmed the dismissal of plaintiffs’ traditional negligence, strict liability and breach-of-warranty claims on the grounds of statute of limitations and the widespread knowledge regarding the risks of cigarette smoking, but certified certain questions to the New York State Court of Appeals, including whether New York would recognize an independent claim for medical monitoring. In May 2013, the New York Court of Appeals accepted the certified questions and, in December 2013, ruled that New York law does not allow for an independent cause of action for medical monitoring. The Second Circuit affirmed the district court’s dismissal of the entire case in April 2014, including the so-called independent claim for medical monitoring, and issued its mandate in May 2014.

In Donovan, the Supreme Judicial Court of Massachusetts, in answering questions certified to it by the district court, held in October 2009 that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The court also ruled that whether or not the case is barred by the applicable statute of limitations is a factual issue to be determined by the trial court. The case was remanded to federal court for further proceedings. In June 2010, the district court granted in part the plaintiffs’ motion for class certification, certifying the class as to plaintiffs’ claims for breach of implied warranty and violation of the Massachusetts Consumer Protection Act, but denying certification as to plaintiffs’ negligence claim. In July 2010, PM USA petitioned the U.S. Court of Appeals for the First Circuit for appellate review of the class certification decision. The petition was denied in September 2010. As a remedy, plaintiffs have proposed a 28-year medical monitoring program with an approximate cost of $190 million. In June 2011, plaintiffs filed various motions for partial summary judgment and to strike affirmative defenses, which the district court denied in March 2012 without prejudice. In October 2011, PM USA filed a motion for class decertification, which motion was denied in March 2012. In February 2013, the district court amended the class definition to extend to individuals who satisfy the class membership criteria through February 26, 2013, and to exclude any individual who was not a Massachusetts resident as of February 26, 2013. In January 2014, plaintiffs renewed their previously filed motions for partial summary judgment and to strike affirmative defenses. A trial date has not been set.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended September 30, 2014 and 2013, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was approximately $1.2 billion for each period. For the nine months ended September 30, 2014 and 2013, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and FETRA was approximately $3.5 billion and $3.0 billion, respectively. The 2014 amounts include a reduction to cost of sales of approximately $43 million for the nine months ended September 30, 2014 related to the NPM Adjustment disputes discussed below. The 2013 amounts include reductions to cost of sales of $664 million and $145 million for the nine and three months ended September 30, 2013, respectively, related to the NPM Adjustment disputes discussed below.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

NPM Adjustment Disputes

PM USA is participating in proceedings regarding potential downward adjustments (the “NPM Adjustment”) to MSA payments made by manufacturers that are signatories to the MSA (the “participating manufacturers” or “PMs”) for 2003-2012. The NPM Adjustment is a reduction in MSA payments that applies if the PMs collectively lose at least a specified level of market share to non-participating manufacturers (“NPMs”) between 1997 and the year at issue, subject to certain conditions and defenses. The independent auditor appointed under the MSA calculates the maximum amount, if any, of the NPM Adjustment for any year in respect of which such NPM Adjustment is potentially applicable.

2003-2012 NPM Adjustment Disputes - Settlement with 24 States and Territories

PM USA has settled the NPM Adjustment disputes for the years 2003-2012 with 24 of the 52 MSA states and territories (the 24 states and territories are referred to as the “signatory states,” and the remaining MSA states and territories are referred to as the “non-signatory states”). Pursuant to the settlement, PM USA expects to receive a total of at least $599 million for 2003-2012. Of this total, PM USA has already received $579 million in the form of reductions to its MSA payments in 2013 or 2014 and expects to receive the remaining $20 million as a reduction to its MSA payment due in April 2015.

PM USA recorded $519 million of the $599 million as a reduction to cost of sales that increased its reported pre-tax earnings by $483 million and $36 million in the first quarter of 2013 and second quarter of 2013, respectively. The remainder of the $599 million consists of $80 million attributable to two states that joined the settlement after having been found subject to the 2003 NPM Adjustment by an arbitration panel in the third quarter of 2013, as discussed below. As a result of the arbitration panel’s findings, however, PM USA had already recorded $54 million in pre-tax earnings in respect of those two states for the 2003 NPM Adjustment before they joined the settlement, leaving an additional $26 million to be recorded when they joined the settlement. The $54 million already recorded consisted of $37 million recorded as a reduction to cost of sales and $17 million recorded as interest income. Because the $80 million settlement recovery would all be recorded as a reduction to cost of sales, upon these two states’ joinder of the settlement in the second quarter of 2014, PM USA recorded a further $43 million reduction to cost of sales while also recording a $17 million reduction in interest income to reverse the earlier recording of interest income in that amount. The result was a net increase in reported pre-tax earnings of $26 million in the second quarter of 2014.

In addition, the settlement provides that the NPM Adjustment provision will be revised and streamlined as to the signatory states for the years after 2012. Under the revised provision, the 2013 and 2014 NPM Adjustments are “transition years,” for which the PMs receive specified payments. PM USA has already received $35 million for the 2013 transition year pursuant to this revised provision in the form of a reduction to its MSA payments in 2014, resulting in a reduction to cost of sales in the first quarter of 2014. PM USA also expects to receive an additional $3 million for the 2013 transition year as a result of the two additional states joining the settlement in the form of a reduction to its MSA payment due in April 2015. PM USA

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

will also receive a payment for the 2014 transition year, in an amount subsequently to be calculated, in the form of a reduction to its MSA payment due in April 2015. PM USA, R.J. Reynolds and Lorillard (the “original participating manufacturers” or “OPMs”) have agreed that the amounts they receive under the settlement for the transition years and subsequent years will be allocated among them pursuant to a formula that modifies the MSA allocation formula in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon future developments.

Many of the non-signatory states objected to the settlement before the arbitration panel hearing the 2003 NPM Adjustment dispute. In March 2013, the panel issued a stipulated partial settlement and award (the “Stipulated Award”) rejecting the objections and permitting the settlement to proceed. Fourteen of the non-signatory states filed motions in their state courts to vacate and/or modify the Stipulated Award in whole or part. Decisions by the Pennsylvania, Missouri and Maryland courts on such motions, and the subsequent appeals of those rulings, are discussed below.  As for the remaining states, rulings rejecting their motions to vacate the Stipulated Award are on appeal by the respective states, or the motions have been voluntarily dismissed or stayed pending further state action.

2003-2013 NPM Adjustment Disputes - Continuing Disputes with Non-Signatory States

PM USA has continued to pursue the NPM Adjustments for 2003 and subsequent years with respect to the non-signatory states. Under the MSA, once all conditions for the NPM Adjustment for a particular year are met, each state may avoid an NPM Adjustment to its share of the PMs’ MSA payments for that year by establishing that it diligently enforced a qualifying escrow statute during the entirety of that year. Such a state’s share of the NPM Adjustment would then be reallocated to any states that are found not to have diligently enforced for that year. For 2003-2012, all conditions for the NPM Adjustment have been met, either by determination or agreement among the parties. For 2013, one condition (that the disadvantages of the MSA were a “significant factor” contributing to the PMs’ collective loss of market share) potentially remains in dispute; however, proceedings as to the “significant factor” issue cannot be commenced until April 2015.

▪
2003 NPM Adjustment. With one exception (Montana), the courts have ruled that the states’ claims of diligent enforcement are to be submitted to arbitration. PM USA and other PMs entered into an agreement with most of the MSA states and territories concerning the 2003 NPM Adjustment, under which such states and territories would receive a partial liability reduction of 20% for the 2003 NPM Adjustment in the event the arbitration panel determined that they did not diligently enforce during 2003. The Montana state courts ruled that Montana may litigate its diligent enforcement claims in state court, rather than in arbitration. In June 2012, the PMs and Montana entered a consent decree pursuant to which Montana would not be subject to the 2003 NPM Adjustment.

The 2003 arbitration was conducted from July 2010 to September 2013. Following discovery, the PMs determined no longer to contest the 2003 diligent enforcement claims of 14 of the non-signatory states in the arbitration. In the Stipulated Award, the arbitration panel ruled that the total 2003 NPM Adjustment would be reduced pro rata by the aggregate allocable share of the signatory states (at the relevant time, approximately 46%) to determine the maximum amount of the 2003 NPM Adjustment potentially available from the non-signatory states whose diligent enforcement claims the PMs continued to contest (the “pro rata judgment reduction”).

In September 2013, the arbitration panel issued rulings regarding the 15 contested states and territories that had not as of that time joined the settlement, ruling that six of them (Indiana, Kentucky, Maryland, Missouri, New Mexico and Pennsylvania) did not diligently enforce during 2003 and that nine of them did. Based on this ruling, the PMs are entitled to receive from the six non-diligent states the entire 2003 NPM Adjustment remaining after the pro rata judgment reduction. PM USA believes it is entitled to receive an NPM Adjustment for 2003 based on this ruling, after reflecting the 20% partial liability reduction noted above, of approximately $145 million. PM USA recorded this $145 million as a reduction to cost of sales, which increased its reported pre-tax earnings in the third quarter of 2013. In addition PM USA believes it would be entitled to interest on this amount of approximately $89 million. PM USA recorded $64 million of this amount as interest income, which reduced interest and other debt expense, net in the first quarter of 2014, but did not yet record the remaining $25 million based on its assessment of a certain dispute concerning interest discussed below.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

After PM USA recorded these amounts, two of the six non-diligent states (Indiana and Kentucky) joined the settlement and became signatory states.  Those two states account for (i) $37 million of the $145 million NPM Adjustment for 2003 that PM USA recorded and (ii) $17 million of the interest that PM USA recorded.  PM USA will retain those amounts from the two states, plus receive additional amounts as part of the settlement recoveries for the 2003-2012 NPM Adjustment disputes described above. The remaining four states account for approximately (i) $108 million of the $145 million 2003 NPM Adjustment that PM USA recorded and (ii) $66 million of the $89 million of interest to which PM USA believes it would be entitled on the $145 million (and $47 million of the $64 million of interest that PM USA recorded). Each of these four states has filed a motion in its state court to (i) vacate the panel’s ruling as to its diligence and (ii) to modify the pro rata judgment reduction and to substitute a reduction method more favorable to the state. These four states have also raised a dispute concerning the independent auditor’s calculation of interest. In addition, one of the other OPMs has raised a dispute concerning the allocation of the interest and disputed payments account earnings among the OPMs.

In April 2014, a Pennsylvania state trial court denied Pennsylvania’s motion to vacate the arbitration panel’s ruling that Pennsylvania had not diligently enforced, but granted Pennsylvania’s motion to modify, with respect to Pennsylvania, the pro rata judgment reduction. In May 2014, a Missouri state trial court ruled similarly on Missouri’s motions. In July 2014, a Maryland state trial court denied both Maryland’s motion to vacate the arbitration panel’s ruling that Maryland had not diligently enforced and Maryland’s motion to vacate or modify the pro rata judgment reduction. PM USA is appealing the Pennsylvania and Missouri decisions modifying the pro rata judgment reduction. Maryland is appealing its court’s decision declining to modify the pro rata judgment reduction. Maryland and Missouri each is appealing its court’s ruling denying its motion to vacate the arbitration panel’s diligence ruling as to that state. The motions filed by the fourth state, New Mexico, remain pending in its state trial court.

As a result of the Pennsylvania state trial court ruling, the total 2014 MSA payment credit PM USA received on account of the 2003 NPM Adjustment from the four states was reduced from $108 million to $79 million, and the interest PM USA received from the four states was $48 million rather than the $66 million in interest to which PM USA believes it would be entitled from those four states. If PM USA is successful in judicial review of the Pennsylvania trial court ruling, it will recover the difference ($29 million of 2003 NPM Adjustment and $18 million in interest (subject to the separate interest disputes referenced above)), with interest, as a credit against a subsequent MSA payment. If PM USA is not successful on judicial review of the Pennsylvania trial court ruling, it would need to reverse $29 million of the 2003 NPM Adjustment and part of the interest that it recorded. Because the Missouri state trial court ruling post-dated PM USA’s April 2014 MSA payment, that ruling did not reduce the credit that PM USA received against that payment. If PM USA is not successful on judicial review of the Missouri court’s ruling, it will be required to return approximately $12 million of the 2003 NPM Adjustment and $7 million of the interest it received (in each case subject to confirmation by the independent auditor), plus applicable interest, and would need to make corresponding reversals to amounts previously recorded. In connection with the Missouri appeal, PM USA has posted a bond in the amount of $22 million. In addition, the other litigation and disputes discussed above could further reduce PM USA’s recovery on the 2003 NPM Adjustment or recovery of interest and potentially require PM USA to return amounts previously received and/or reverse amounts previously recorded. No assurance can be given that PM USA’s appeals of the Pennsylvania and Missouri state trial court rulings, or the other litigation and disputes discussed above, will be resolved in a manner favorable to PM USA.

▪
2004-2013 NPM Adjustments. Proceedings regarding state diligent enforcement claims for 2004-2013 have not yet been scheduled. PM USA believes that the MSA requires these claims to be determined in a multi-state arbitration, although a number of non-signatory states have filed motions in their state courts contending that the claims are to be determined in separate arbitrations for individual states or that there is no arbitrable dispute for 2004. No assurance can be given as to when proceedings for 2004-2013 will be scheduled or the precise form those proceedings will take.

The independent auditor has calculated that PM USA’s share of the maximum potential NPM Adjustments for these years are (exclusive of interest or earnings): $388 million for 2004, $181 million for 2005, $154 million for 2006, $185 million for 2007, $250 million for 2008, $211 million for 2009, $219 million for 2010, $165 million for 2011, $207 million for 2012 and $215 million for 2013. These maximum amounts will be reduced by a judgment reduction to reflect the settlement with the signatory states. The judgment reduction method

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

applicable to the 2004-2013 NPM Adjustments has not yet been determined. In addition, these maximum amounts may also be further reduced by other developments, including agreements that may be entered in the future, disputes that may arise or recalculation of the NPM Adjustment amounts by the independent auditor. Finally, PM USA’s recovery of these amounts, even as reduced, is dependent upon subsequent determinations of non-signatory states’ diligent enforcement claims. The availability and amount of any NPM Adjustment for 2004-2013 from the non-signatory states will not be finally determined in the near term. There is no assurance that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment from the non-signatory states as a result of these proceedings. PM USA’s receipt of amounts on account of the 2003 NPM Adjustment and interest from non-signatory states does not provide any assurance that PM USA will receive any NPM Adjustment amounts (or associated interest or earnings) for 2004 or any subsequent year.

Other Disputes Related to MSA Payments

In addition to the disputed NPM Adjustments described above, MSA states and participating manufacturers, including PM USA, conducted another arbitration to resolve certain other disputes related to the calculation of the participating manufacturers’ payments under the MSA. PM USA disputed the method by which ounces of “roll your own” tobacco had been converted to cigarettes for purposes of calculating the downward volume adjustments to its MSA payments, but in February 2013 the arbitration panel issued a ruling in favor of the MSA states. This same arbitration panel also issued a ruling in the dispute over whether the “adjusted gross” or the “net” number of cigarettes on which federal excise tax is paid is the correct methodology for calculating MSA payments due from certain subsequent participating manufacturers. PM USA does not currently have access to the data necessary to determine the magnitude and the direction of the effects of this ruling on past and future MSA payments from such subsequent participating manufacturers.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Remaining issues pending include: (i) the content of the court-ordered corrective communications and (ii) the requirements related to point-of-sale signage. In November 2012, the district court issued its order specifying the content of the corrective communications described above. The district court’s order required the parties to engage in negotiations with the special master regarding implementation of the corrective communications remedy for television, newspapers, cigarette pack onserts and websites. In January 2013, defendants filed a notice of appeal from the order on the content and vehicles of the corrective communications and a motion to hold the appeal in abeyance pending completion of the negotiations, which the U.S. Court of Appeals granted in February 2013. In January 2014, the parties submitted a motion for entry of a consent order in the district court, setting forth their agreement on the implementation details of the corrective communications remedy. The agreement provides that the “trigger date” for implementation is after the appeal on the content of the communications has been exhausted. Also in January 2014, the district court convened a hearing and ordered further briefing. A number of amici who sought modification or rejection of the agreement for a variety of reasons were given leave to appear: National Newspaper Publishers Association, National Association of Black Owned Broadcasters, Inc., National Association for the Advancement of Colored People, The Little Rock Sun Community Newspaper, Turner Broadcasting System, Inc., The CW Network, LLC, Univision Communications Inc. (“Univision”), Radio One, Inc., TV One, LLC, Interactive One, LLC, Fox Broadcasting Company, Viacom Inc. and A&E Television Networks, LLC. In April 2014, the parties filed an amended proposed consent order and accompanying submission in the district court seeking entry of a revised agreement on the implementation details of the corrective communications remedy. In June 2014, the district court approved the April 2014 proposed consent order. Also in June 2014, defendants filed a notice of appeal of the consent order solely for the purpose of perfecting the U.S. Court of Appeals’ jurisdiction over the pending appeal relating to the content and vehicles of the corrective communications and, in July 2014, defendants moved to consolidate this appeal with the appeal filed in January 2013. The U.S. Court of Appeals granted the motion to consolidate on August 8, 2014 and the consolidated appeal is now active.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

One of the amici, Univision, filed a motion seeking leave to reconsider the consent order, which the district court granted in July 2014. Also in July 2014, Univision filed its motion for reconsideration. In the second quarter of 2014, Altria Group, Inc. and PM USA recorded provisions on each of their respective balance sheets totaling $31 million for the estimated costs of implementing the corrective communications remedy.  This estimate is subject to change due to several factors, including the outcome of the appeal on the content of the corrective communications, though Altria Group, Inc. and PM USA do not expect any change in this estimate to be material.

The consent order approved by the district court in June 2014 did not address the requirements related to point-of-sale signage. In May 2014, the district court ordered further briefing by the parties on the issue of corrective statements on point-of-sale signage, which was completed in June 2014.

In December 2011, the parties to the lawsuit entered into an agreement as to the issues concerning the document repository. Pursuant to this agreement, PM USA agreed to deposit an amount of approximately $3.1 million into the district court in installments over a five-year period.

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of October 27, 2014, a total of 13 such cases are pending in the United States. One of these cases are pending in U.S. federal courts as discussed below. The other cases are pending in various U.S. state courts. In addition, a purported “Lights” class action is pending against PM USA in Israel (El-Roy).

In El-Roy, hearings on plaintiffs’ motion for class certification were held in November and December 2008, and an additional hearing on class certification was held in November 2011. In November 2012, the trial court denied the plaintiffs’ motion for class certification and ordered the plaintiffs to pay defendants approximately $100,000 in attorney fees. Plaintiffs in that case have noticed an appeal. Oral argument at the Israel Supreme Court is scheduled for November 17, 2014. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

Federal Multidistrict Proceeding and Subsequent Developments

Since the December 2008 United States Supreme Court decision in Good, and through October 27, 2014, 26 purported “Lights” class actions were served upon PM USA and, in certain cases, Altria Group, Inc. These cases were filed in 15 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

removed to federal court by PM USA and were transferred and consolidated by the Judicial Panel on Multidistrict Litigation (“JPMDL”) before the U.S. District Court for the District of Maine for pretrial proceedings (“MDL proceeding”).

In November 2010, the district court in the MDL proceeding denied plaintiffs’ motion for class certification in four cases, covering the jurisdictions of California, the District of Columbia, Illinois and Maine. These jurisdictions were selected by the parties as sample cases, with two selected by plaintiffs and two selected by defendants. Plaintiffs sought appellate review of this decision but, in February 2011, the U.S. Court of Appeals for the First Circuit denied plaintiffs’ petition for leave to appeal. Later that year, plaintiffs in 13 cases voluntarily dismissed without prejudice their cases. In April 2012, the JPMDL remanded the remaining four cases (Phillips, Tang, Wyatt and Cabbat) back to the federal district courts in which the suits originated. In Tang, which was pending in the U.S. District Court for the Eastern District of New York, the plaintiffs voluntarily dismissed the case without prejudice in July 2012, concluding the litigation. In Phillips, which was pending in the U.S. District Court for the Northern District of Ohio, following the district court’s denial of class certification, PM USA made an offer of judgment to resolve the case for $6,000, which plaintiff accepted. As a result, in July 2014, the U.S. District Court for the Northern District of Ohio dismissed the case, concluding the litigation.

In Cabbat, the U.S. District Court for the District of Hawaii denied plaintiffs’ class certification motion in January 2014. Plaintiffs petitioned the U.S. Court of Appeals for the Ninth Circuit for appellate review of the class certification decision, which was denied in April 2014. In June 2014, the U.S. Court of Appeals for the Ninth Circuit denied plaintiffs’ petition for reconsideration and reconsideration en banc. On July 23, 2014, the parties filed a stipulation for dismissal with prejudice, which the court approved the same day.

In Wyatt, the U.S. District Court for the Eastern District of Wisconsin denied plaintiffs’ class certification motion in August 2013. Plaintiffs petitioned the U.S. Court of Appeals for the Seventh Circuit for appellate review of the class certification decision, which was denied in September 2013. In October 2013, plaintiffs filed a motion in the district court seeking reconsideration of the denial of class certification, which the district court denied in May 2014. Subsequently, PM USA made an offer of judgment to resolve the case for $1,000, which plaintiff accepted on September 18, 2014. The district court is expected to formally dismiss the case.

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

Several appellate courts have issued rulings that either affirmed rulings in favor of Altria Group, Inc. and/or PM USA or reversed rulings entered in favor of plaintiffs. In Florida, an intermediate appellate court overturned an order by a trial court that granted class certification in Hines. The Florida Supreme Court denied review in January 2008. The Supreme Court of Illinois overturned a judgment that awarded damages to a certified class in the Price case. See The Price Case below for further discussion. In Louisiana, the U.S. Court of Appeals for the Fifth Circuit dismissed a purported “Lights” class action (Sullivan) on the grounds that plaintiffs’ claims were preempted by the FCLAA. In New York, the U.S. Court of Appeals for the Second Circuit overturned a trial court decision in Schwab that granted plaintiffs’ motion for certification of a nationwide class of all U.S. residents that purchased cigarettes in the United States that were labeled “Light” or “Lights.” In July 2010, plaintiffs in Schwab voluntarily dismissed the case with prejudice. In Ohio, the Ohio Supreme Court overturned class certifications in the Marrone and Phillips cases. Plaintiffs voluntarily dismissed without prejudice both cases in August 2009, but refiled in federal court as the Phillips case discussed above. The Supreme Court of Washington denied a motion for interlocutory review filed by the plaintiffs in the Davies case that sought review of an order by the trial court that refused to certify a class. Plaintiffs subsequently voluntarily dismissed the Davies case with prejudice. In August 2011, the U.S. Court of Appeals for the Seventh Circuit affirmed the Illinois federal district court’s dismissal of “Lights” claims brought against PM USA in the Cleary case. In Curtis, a certified class action, in May 2012, the Minnesota Supreme Court affirmed the trial court’s entry of summary judgment in favor of PM USA, concluding this

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

litigation. In Lawrence, in August 2012, the New Hampshire Supreme Court reversed the trial court’s order to certify a class and subsequently denied plaintiffs’ rehearing petition. In October 2012, the case was dismissed with prejudice.

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in several jurisdictions. Over time, several such cases have been dismissed by the courts at the summary judgment stage. Certified class actions remain pending at the trial or appellate level in California (Brown), Massachusetts (Aspinall), Missouri (Larsen) and Arkansas (Miner). Significant developments in these cases include:

▪
Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA’s motion for summary judgment and granted plaintiffs’ cross-motion for summary judgment on the defenses of federal preemption and a state law exemption to Massachusetts’ consumer protection statute. On motion of the parties, the trial court subsequently reported its decision to deny summary judgment to the appeals court for review and stayed further proceedings pending completion of the appellate review. In March 2009, the Massachusetts Supreme Judicial Court affirmed the order denying summary judgment to PM USA and granting the plaintiffs’ cross-motion. In January 2010, plaintiffs moved for partial summary judgment as to liability claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). In March 2012, the trial court denied plaintiffs’ motion. In February 2013, the trial court, upon agreement of the parties, dismissed without prejudice plaintiffs’ claims against Altria Group, Inc. PM USA is now the sole defendant in the case. In September 2013, the case was transferred to the Business Litigation Session of the Massachusetts Superior Court. Also in September 2013, plaintiffs filed a motion for partial summary judgment on the scope of remedies available in the case, which the Massachusetts Superior Court denied in February 2014, concluding that plaintiffs cannot obtain disgorgement of profits as an equitable remedy and that their recovery is limited to actual damages or $25 per class member if they cannot prove actual damages greater than $25. Plaintiffs filed a motion asking the trial court to report its February 2014 ruling to the Massachusetts Appeals Court for review, which the trial court denied. In March 2014, plaintiffs petitioned the Massachusetts Appeals Court for review of the ruling, which the appellate court denied. Trial is currently scheduled for October 2015.

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

▪
Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiffs’ motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995 - 2003. In June 2010, PM USA’s motion

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

for partial summary judgment regarding plaintiffs’ request for punitive damages was denied. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). The plaintiffs’ motion was denied in December 2010. In June 2011, PM USA filed various summary judgment motions challenging the plaintiffs’ claims. In August 2011, the trial court granted PM USA’s motion for partial summary judgment, ruling that plaintiffs could not present a damages claim based on allegations that Marlboro Lights are more dangerous than Marlboro Reds. The trial court denied PM USA’s remaining summary judgment motions. Trial in the case began in September 2011 and, in October 2011, the court declared a mistrial after the jury failed to reach a verdict. In January 2014, the trial court reversed its prior ruling granting partial summary judgment against plaintiffs’ “more dangerous” claim and allowed plaintiffs to pursue that claim. The trial court has set jury selection to begin on January 12, 2015, with opening arguments scheduled to begin on February 17, 2015. On October 28, 2014, PM USA filed motions to decertify the class and for partial summary judgment on plaintiffs’ “more dangerous” claim.

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

Other Developments

In Oregon (Pearson), a state court denied plaintiffs’ motion for interlocutory review of the trial court’s refusal to certify a class. In February 2007, PM USA filed a motion for summary judgment based on federal preemption and the Oregon statutory exemption. In September 2007, the district court granted PM USA’s motion based on express preemption under the FCLAA, and plaintiffs appealed this dismissal and the class certification denial to the Oregon Court of Appeals. Argument was held in April 2010. In June 2013, the Oregon Court of Appeals reversed the trial court’s denial of class certification and remanded to the trial court for further consideration of class certification. In July 2013, PM USA filed a petition for reconsideration with the Oregon Court of Appeals, which was denied in August 2013. PM USA filed its petition for review to the Oregon Supreme Court in October 2013, which the court accepted in January 2014. Oral argument occurred in June 2014.

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

In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the judgment entered by the trial court on remand from the 2005 Illinois Supreme Court decision overturning the verdict on the ground that the United States Supreme Court’s December 2008 decision in Good demonstrated that the Illinois Supreme Court’s decision was “inaccurate.” PM USA

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

filed a motion to dismiss plaintiffs’ petition and, in February 2009, the trial court granted PM USA’s motion on the basis that the petition was not timely filed. In March 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois. In February 2011, the intermediate appellate court ruled that the petition was timely filed and reversed the trial court’s dismissal of the plaintiffs’ petition and, in September 2011, the Illinois Supreme Court declined PM USA’s petition for review. As a result, the case was returned to the trial court for proceedings on whether the court should grant the plaintiffs’ petition to reopen the prior judgment. In February 2012, plaintiffs filed an amended petition, which PM USA opposed. Subsequently, in responding to PM USA’s opposition to the amended petition, plaintiffs asked the trial court to reinstate the original judgment.  The trial court denied plaintiffs’ petition in December 2012. In January 2013, plaintiffs filed a notice of appeal with the Fifth Judicial District. In January 2013, PM USA filed a motion asking the Illinois Supreme Court to immediately exercise its jurisdiction over the appeal. In February 2013, the Illinois Supreme Court denied PM USA’s motion. Oral argument on plaintiffs’ appeal to the Fifth Judicial District was heard in October 2013. In April 2014, the Fifth Judicial District reversed and ordered reinstatement of the original $10.1 billion trial court judgment against PM USA. In May 2014, PM USA filed in the Illinois Supreme Court a petition for a supervisory order and a petition for leave to appeal. The filing of the petition for leave to appeal automatically stayed the Fifth District’s mandate pending disposition by the Illinois Supreme Court. Also in May 2014, plaintiff filed a motion seeking recusal of Justice Karmeier, one of the Illinois Supreme Court justices, which PM USA opposed. On September 24, 2014, the Illinois Supreme Court granted PM USA’s motion for leave to appeal and took no action on PM USA’s motion for a supervisory order. Justice Karmeier denied plaintiff’s motion seeking his recusal.

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

Certain Other Tobacco-Related Litigation

Tobacco Price Case

One case remains pending in Kansas (Smith) in which plaintiffs allege that defendants, including PM USA and Altria Group, Inc., conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs’ motion for class certification was granted. In March 2012, the trial court granted defendants’ motions for summary judgment. Plaintiffs sought the trial court’s reconsideration of its decision, but in June 2012, the trial court denied plaintiffs’ motion for reconsideration. Plaintiffs have appealed the decision, and defendants have cross-appealed the trial court’s class certification decision, to the Court of Appeals of Kansas. In July 2014, the Court of Appeals affirmed the entry of summary judgment in favor of defendants. Plaintiffs filed a petition for review in the Kansas Supreme Court on August 18, 2014.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

False Claims Act Case

PM USA is a defendant in a qui tam action filed in the U.S. District Court for the District of Columbia (United States ex rel. Anthony Oliver) alleging violation of the False Claims Act in connection with sales of cigarettes to the U.S. military. The relator contends that PM USA violated “most favored customer” provisions in government contracts and regulations by selling cigarettes to non-military customers in overseas markets at more favorable prices than it sold to the U.S. military exchange services for resale on overseas military bases in those same markets. The relator has dropped Altria Group, Inc. as a defendant and has dropped claims related to post-MSA price increases on cigarettes sold to the U.S. military. In July 2012, PM USA filed a motion to dismiss, which was granted on jurisdictional grounds in June 2013, and the case was dismissed with prejudice. In July 2013, the relator appealed the dismissal to the U.S. Court of Appeals for the D.C. Circuit. Oral argument occurred in May 2014. On August 26, 2014, the Court of Appeals reversed the jurisdictional issue and remanded the case to the district court for further proceedings, including consideration of PM USA’s alternative grounds for dismissal.

Argentine Grower Cases

PM USA and Altria Group, Inc. are named as defendants in six cases (Hupan, Chalanuk, Rodriguez Da Silva, Aranda, Taborda and Biglia) filed in Delaware state court against multiple defendants by the parents of Argentine children born with alleged birth defects. Plaintiffs in these cases allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., an alleged subsidiary of PMI, and that they and their infant children were exposed directly and in utero to hazardous herbicides and pesticides used in the production and cultivation of tobacco. Plaintiffs seek compensatory and punitive damages against all defendants. In December 2012, Altria Group, Inc. and certain other defendants were dismissed from the Hupan, Chalanuk and Rodriguez Da Silva cases. Altria Group, Inc. and certain other defendants were dismissed from Aranda, Taborda and Biglia in May 2013, October 2013 and February 2014, respectively. The three remaining defendants in the six cases are PM USA, Philip Morris Global Brands Inc. (a subsidiary of PMI) and Monsanto Company. Following discussions regarding indemnification for these cases pursuant to the Distribution Agreement between PMI and Altria Group, Inc., PMI and PM USA have agreed to resolve conflicting indemnity demands after final judgments are entered. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement. In April 2014, all three defendants in the Hupan case filed motions to dismiss for failure to state a claim, and PM USA and Philip Morris Global Brands filed separate motions to dismiss based on the doctrine of forum non conveniens. All proceedings in the other five cases are currently stayed pending the court’s resolution of the motions to dismiss filed in Hupan.

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

Second, UST and/or its tobacco subsidiaries has been named in a number of other individual tobacco and health suits over time. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. USSTC is currently named in one such action in Florida (Vassallo). On August 25, 2014, the court entered a scheduling order setting trial to commence in the fourth quarter of 2015.

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At September 30, 2014, Altria Group, Inc. and certain of its subsidiaries (i) had $66 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for $32 million of guarantees, consisting primarily of surety bonds, related to their own performance; and (iii) had a redeemable noncontrolling interest of $35 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria Group, Inc. issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the “Distribution Agreement”), entered into as a result of Altria Group, Inc.’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at September 30, 2014 as the fair value of this indemnification is insignificant.

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
The obligations of PM USA under the Guarantees are limited to the maximum amount as will not result in PM USA’s obligations under the Guarantees constituting a fraudulent transfer or conveyance, after giving effect to such maximum amount and all other contingent and fixed liabilities of PM USA that are relevant under Bankruptcy Law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act or any similar federal or state law to the extent applicable to the Guarantees. For this purpose, “Bankruptcy Law” means Title 11, U.S. Code, or any similar federal or state law for the relief of debtors.

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

At September 30, 2014, the respective principal wholly-owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
The following sets forth the condensed consolidating balance sheets as of September 30, 2014 and December 31, 2013, condensed consolidating statements of earnings and comprehensive earnings for the nine and three months ended September 30, 2014 and 2013, and condensed consolidating statements of cash flows for the nine months ended September 30, 2014 and 2013 for Altria Group, Inc., PM USA and Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the Securities and Exchange Commission (“SEC”) interpretation and application of Rule 3-10 of SEC Regulation S-X.
The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
September 30, 2014
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$2,203	$—	$38	$—	$2,241
Receivables	1	3	102	—	106
Inventories:
Leaf tobacco	—	509	329	—	838
Other raw materials	—	124	66	—	190
Work in process	—	8	339	—	347
Finished product	—	169	346	—	515
	—	810	1,080	—	1,890
Due from Altria Group, Inc. and subsidiaries	597	3,224	1,887	(5,708)	—
Deferred income taxes	—	1,132	32	(69)	1,095
Other current assets	116	197	57	(40)	330
Total current assets	2,917	5,366	3,196	(5,817)	5,662
Property, plant and equipment, at cost	—	3,236	1,615	—	4,851
Less accumulated depreciation	—	2,183	670	—	2,853
	—	1,053	945	—	1,998
Goodwill	—	—	5,285	—	5,285
Other intangible assets, net	—	2	12,052	—	12,054
Investment in SABMiller	6,640	—	—	—	6,640
Investment in consolidated subsidiaries	11,797	2,990	—	(14,787)	—
Finance assets, net	—	—	1,773	—	1,773
Due from Altria Group, Inc. and subsidiaries	4,790	—	—	(4,790)	—
Other assets	147	456	310	(243)	670
Total Assets	$26,291	$9,867	$23,561	$(25,637)	$34,082

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
September 30, 2014
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$1,000	$—	$300	$—	$1,300
Accounts payable	25	112	195	—	332
Accrued liabilities:
Marketing	—	488	79	—	567
Employment costs	15	9	117	—	141
Settlement charges	—	3,132	7	—	3,139
Other	300	436	230	(109)	857
Dividends payable	1,031	—	—	—	1,031
Due to Altria Group, Inc. and subsidiaries	4,609	500	599	(5,708)	—
Total current liabilities	6,980	4,677	1,527	(5,817)	7,367
Long-term debt	12,693	—	—	—	12,693
Deferred income taxes	1,952	—	5,120	(243)	6,829
Accrued pension costs	197	—	18	—	215
Accrued postretirement health care costs	—	1,410	740	—	2,150
Due to Altria Group, Inc. and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	175	171	156	—	502
Total liabilities	21,997	6,258	12,351	(10,850)	29,756
Contingencies
Redeemable noncontrolling interest	—	—	35	—	35
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,723	3,310	10,568	(13,878)	5,723
Earnings reinvested in the business	26,066	525	1,522	(2,047)	26,066
Accumulated other comprehensive losses	(1,454)	(226)	(921)	1,147	(1,454)
Cost of repurchased stock	(26,976)	—	—	—	(26,976)
Total stockholders’ equity attributable to Altria Group, Inc.	4,294	3,609	11,178	(14,787)	4,294
Noncontrolling interests	—	—	(3)	—	(3)
Total stockholders’ equity	4,294	3,609	11,175	(14,787)	4,291
Total Liabilities and Stockholders’ Equity	$26,291	$9,867	$23,561	$(25,637)	$34,082

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Nine Months Ended September 30, 2014
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$15,945	$2,352	$(33)	$18,264
Cost of sales	—	5,059	773	(33)	5,799
Excise taxes on products	—	4,771	161	—	4,932
Gross profit	—	6,115	1,418	—	7,533
Marketing, administration and research costs	161	1,362	298	—	1,821
Changes to Mondelēz and PMI tax-related receivables/payables	5	—	—	—	5
Asset impairment and exit costs	—	(6)	5	—	(1)
Operating (expense) income	(166)	4,759	1,115	—	5,708
Interest and other debt expense (income), net	458	(46)	184	—	596
Earnings from equity investment in SABMiller	(753)	—	—	—	(753)
Earnings before income taxes and equity earnings of subsidiaries	129	4,805	931	—	5,865
(Benefit) provision for income taxes	(118)	1,813	336	—	2,031
Equity earnings of subsidiaries	3,587	184	—	(3,771)	—
Net earnings	3,834	3,176	595	(3,771)	3,834
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$3,834	$3,176	$595	$(3,771)	$3,834

Net earnings	$3,834	$3,176	$595	$(3,771)	$3,834
Other comprehensive (losses) earnings, net of deferred income taxes	(76)	5	60	(65)	(76)
Comprehensive earnings	3,758	3,181	655	(3,836)	3,758
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$3,758	$3,181	$655	$(3,836)	$3,758

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Nine Months Ended September 30, 2013
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$15,967	$2,436	$(17)	$18,386
Cost of sales	—	4,550	677	(17)	5,210
Excise taxes on products	—	4,936	191	—	5,127
Gross profit	—	6,481	1,568	—	8,049
Marketing, administration and research costs	155	1,384	199	—	1,738
Changes to Mondelēz and PMI tax-related receivables/payables	25	—	—	—	25
Asset impairment and exit costs	—	1	—	—	1
Operating (expense) income	(180)	5,096	1,369	—	6,285
Interest and other debt expense, net	490	2	302	—	794
Earnings from equity investment in SABMiller	(738)	—	—	—	(738)
Earnings before income taxes and equity earnings of subsidiaries	68	5,094	1,067	—	6,229
(Benefit) provision for income taxes	(89)	1,890	381	—	2,182
Equity earnings of subsidiaries	3,890	163	—	(4,053)	—
Net earnings	4,047	3,367	686	(4,053)	4,047
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$4,047	$3,367	$686	$(4,053)	$4,047

Net earnings	$4,047	$3,367	$686	$(4,053)	$4,047
Other comprehensive (losses) earnings, net of deferred income taxes	(183)	16	139	(155)	(183)
Comprehensive earnings	3,864	3,383	825	(4,208)	3,864
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$3,864	$3,383	$825	$(4,208)	$3,864

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended September 30, 2014
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,684	$818	$(11)	$6,491
Cost of sales	—	1,812	278	(11)	2,079
Excise taxes on products	—	1,682	56	—	1,738
Gross profit	—	2,190	484	—	2,674
Marketing, administration and research costs	57	495	111	—	663
Changes to Mondelēz and PMI tax-related receivables/payables	5	—	—	—	5
Asset impairment and exit costs	—	2	5	—	7
Operating (expense) income	(62)	1,693	368	—	1,999
Interest and other debt expense, net	150	1	62	—	213
Earnings from equity investment in SABMiller	(328)	—	—	—	(328)
Earnings before income taxes and equity earnings of subsidiaries	116	1,692	306	—	2,114
(Benefit) provision for income taxes	(53)	659	111	—	717
Equity earnings of subsidiaries	1,228	67	—	(1,295)	—
Net earnings	1,397	1,100	195	(1,295)	1,397
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$1,397	$1,100	$195	$(1,295)	$1,397

Net earnings	$1,397	$1,100	$195	$(1,295)	$1,397
Other comprehensive (losses) earnings, net of deferred income taxes	(225)	—	18	(18)	(225)
Comprehensive earnings	1,172	1,100	213	(1,313)	1,172
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$1,172	$1,100	$213	$(1,313)	$1,172

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended September 30, 2013
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,627	$932	$(6)	$6,553
Cost of sales	—	1,698	247	(6)	1,939
Excise taxes on products	—	1,728	65	—	1,793
Gross profit	—	2,201	620	—	2,821
Marketing, administration and research costs	60	517	87	—	664
Changes to Mondelēz and PMI tax-related receivables/payables	25	—	—	—	25
Asset impairment and exit costs	—	—	—	—	—
Operating (expense) income	(85)	1,684	533	—	2,132
Interest and other debt expense, net	166	3	100	—	269
Earnings from equity investment in SABMiller	(255)	—	—	—	(255)
Earnings before income taxes and equity earnings of subsidiaries	4	1,681	433	—	2,118
(Benefit) provision for income taxes	(63)	628	157	—	722
Equity earnings of subsidiaries	1,329	61	—	(1,390)	—
Net earnings	1,396	1,114	276	(1,390)	1,396
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$1,396	$1,114	$276	$(1,390)	$1,396

Net earnings	$1,396	$1,114	$276	$(1,390)	$1,396
Other comprehensive earnings, net of deferred income taxes	107	4	41	(45)	107
Comprehensive earnings	1,503	1,118	317	(1,435)	1,503
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$1,503	$1,118	$317	$(1,435)	$1,503

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2014
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$3,270	$2,839	$455	$(3,504)	$3,060
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(33)	(83)	—	(116)
Acquisition of Green Smoke, net of acquired cash	—	—	(93)	—	(93)
Proceeds from finance assets	—	—	190	—	190
Other	—	70	9	—	79
Net cash provided by investing activities	—	37	23	—	60
Cash Provided by (Used in) Financing Activities
Long-term debt repaid	(525)	—	—	—	(525)
Repurchases of common stock	(679)	—	—	—	(679)
Dividends paid on common stock	(2,864)	—	—	—	(2,864)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(130)	56	74	—	—
Financing fees and debt issuance costs	(1)	—	—	—	(1)
Cash dividends paid to parent	—	(2,933)	(571)	3,504	—
Other	18	—	(3)	—	15
Net cash used in financing activities	(4,181)	(2,877)	(500)	3,504	(4,054)
Cash and cash equivalents:
Decrease	(911)	(1)	(22)	—	(934)
Balance at beginning of period	3,114	1	60	—	3,175
Balance at end of period	$2,203	$—	$38	$—	$2,241

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2013
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$3,349	$2,948	$270	$(3,708)	$2,859
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(18)	(72)	—	(90)
Proceeds from finance assets	—	—	559	—	559
Other	—	—	16	—	16
Net cash (used in) provided by investing activities	—	(18)	503	—	485
Cash Provided by (Used in) Financing Activities
Long-term debt issued	996	—	—	—	996
Repurchases of common stock	(382)	—	—	—	(382)
Dividends paid on common stock	(2,652)	—	—	—	(2,652)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(11)	517	(506)	—	—
Financing fees and debt issuance costs	(12)	—	—	—	(12)
Cash dividends paid to parent	—	(3,447)	(261)	3,708	—
Other	19	—	(2)	—	17
Net cash used in financing activities	(2,042)	(2,930)	(769)	3,708	(2,033)
Cash and cash equivalents:
Increase	1,307	—	4	—	1,311
Balance at beginning of period	2,862	—	38	—	2,900
Balance at end of period	$4,169	$—	$42	$—	$4,211

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 11. Recent Accounting Guidance Not Yet Adopted:

In May 2014, the Financial Accounting Standards Board issued authoritative guidance for recognizing revenue from contracts with customers. The objective of this guidance is to establish principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. For Altria Group, Inc., the new guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Altria Group, Inc. is in the process of evaluating the impact of this guidance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Description of the Company

At September 30, 2014, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes and certain smokeless tobacco products in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary, which is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary, which maintains a portfolio of leveraged and direct finance leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to Altria Group, Inc.’s operating subsidiaries, and Altria Client Services Inc., which provides various support services, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. In addition, Nu Mark and its subsidiaries, and Middleton use third-party contract manufacturing arrangements in the manufacture of their products. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At September 30, 2014, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At September 30, 2014, Altria Group, Inc. also held approximately 27% of the economic and voting interest of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends.

Altria Group, Inc.’s reportable segments are smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in an all other category.

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
Consolidated Results of Operations for the Nine Months Ended September 30, 2014: The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the nine months ended September 30, 2014, from the nine months ended September 30, 2013, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the nine months ended September 30, 2013	$4,047	$2.02

2013 NPM Adjustment Items	(427)	(0.21)
2013 Asset impairment, exit and implementation costs	1	—
2013 Tobacco and health litigation items	14	—
2013 SABMiller special items	16	0.01
2013 Tax items	(25)	(0.01)
Subtotal 2013 special items	(421)	(0.21)

2014 NPM Adjustment Items	56	0.03
2014 Asset impairment, exit, integration and acquisition-related costs	(11)	(0.01)
2014 Tobacco and health litigation items	(25)	(0.01)
2014 SABMiller special items	7	—
2014 Tax items	19	0.01
Subtotal 2014 special items	46	0.02

Fewer shares outstanding	—	0.02
Change in tax rate	42	0.02
Operations	120	0.06
For the nine months ended September 30, 2014	$3,834	$1.93

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the nine months ended September 30, 2014 compared with the prior-year period were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase programs.

Change in tax rate: The change in tax rate was due primarily to an increased recognition of foreign tax credits in 2014, primarily associated with SABMiller dividends.

Operations: The increase of $120 million in operations shown in the table above was due primarily to the following:

•	higher income from the smokeable products and smokeless products segments; and

•	lower interest and other debt expense, net;
partially offset by:

•	lower income from the financial services business; and

•	higher investment spending in the innovative tobacco products businesses.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Results of Operations for the Three Months Ended September 30, 2014: The changes in Altria Group, Inc.’s net earnings and diluted EPS attributable to Altria Group, Inc. for the three months ended September 30, 2014, from the three months ended September 30, 2013, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended September 30, 2013	$1,396	$0.70

2013 NPM Adjustment Items	(93)	(0.05)
2013 Tobacco and health litigation items	10	—
2013 SABMiller special items	9	0.01
2013 Tax items	(25)	(0.01)
Subtotal 2013 special items	(99)	(0.05)

2014 Asset impairment, exit, integration and acquisition-related costs	(10)	—
2014 Tobacco and health litigation items	(2)	—
2014 SABMiller special items	28	0.01
2014 Tax items	19	0.01
Subtotal 2014 special items	35	0.02

Fewer shares outstanding	—	0.01
Change in tax rate	21	0.01
Operations	44	0.02
For the three months ended September 30, 2014	$1,397	$0.71

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the three months ended September 30, 2014 compared with the prior-year period were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase programs.

Change in tax rate: The change in tax rate was due primarily to an increased recognition of foreign tax credits in 2014, primarily associated with SABMiller dividends.

Operations: The increase of $44 million in operations shown in the table above was due primarily to the following:

•	higher income from the smokeable products segment; and

•	lower interest and other debt expense, net;
partially offset by:

•	lower income from the financial services business; and

•	higher investment spending in the innovative tobacco products businesses.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2014 Forecasted Results: In October 2014, Altria Group, Inc. reaffirmed that its 2014 full-year reported diluted EPS is expected to be in the range of $2.54 to $2.59. The 2014 full-year reported diluted EPS forecast reflects the impact of the items detailed in the table below, as compared with 2013 full-year reported diluted EPS of $2.26, which included $0.12 per share of net expenses, as detailed in the table below. In addition, in October 2014, Altria Group, Inc. reaffirmed its 2014 full-year forecast for adjusted diluted EPS, which excludes the impact of the items detailed in the table below, representing a growth rate of 7% to 9% over 2013 full-year adjusted diluted EPS. Altria Group, Inc. expects higher adjusted diluted EPS growth in the fourth quarter of 2014, as compared to the first three quarters in 2014, driven by several factors, including a lower fourth-quarter effective tax rate on operations compared to the fourth quarter of 2013 resulting from Altria Group,

Inc.’s 2013 debt tender offer, and lower fourth-quarter costs in the smokeable products segment due to the end of the federal tobacco quota buy-out payments.

The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast and to the other forward-looking statements made in this Quarterly Report on Form 10-Q (“Form 10-Q”).

(Income) Expense, Net Included in Reported Diluted EPS
	2014	2013
NPM Adjustment Items	$(0.03)	$(0.21)
Asset impairment, exit, integration and acquisition-related costs	0.01	—
Tobacco and health litigation items	0.01	0.01
SABMiller special items	0.01	0.01
Loss on early extinguishment of debt	0.01	0.34
Tax items	(0.01)	(0.03)
	$—	$0.12

Adjusted diluted EPS is a financial measure that is not consistent with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Altria Group, Inc.’s management reviews diluted EPS on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items may include, for example: loss on early extinguishment of debt; restructuring charges; SABMiller special items; certain tax items; tobacco and health litigation items; and settlements of, and determinations made in connection with, disputes with certain states and territories related to the non-participating manufacturer (“NPM”) adjustment provision under the 1998 Master Settlement Agreement (the “MSA”) for the years 2003-2012 (such settlements and determinations are referred to collectively as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 9. Contingencies to the condensed consolidated financial statements in Item 1. Financial Statements in this Form 10-Q (“Item 1”)). Altria Group, Inc.’s management does not view any of these special items to be part of its sustainable results as they may be highly variable and difficult to predict and can distort underlying business trends and results. Altria Group, Inc.’s management believes it is appropriate to disclose this non-GAAP financial measure to provide useful insight into underlying business trends and results, and to provide a more meaningful comparison of year-over-year results. Adjusted measures are used by management and regularly provided to Altria Group, Inc.’s chief operating decision maker for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. This information should be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.

Discussion and Analysis

Consolidated Operating Results

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net revenues:
Smokeable products	$16,428	$16,448	$5,859	$5,802
Smokeless products	1,345	1,333	466	485
Wine	428	411	153	148
All other	63	194	13	118
Net revenues	$18,264	$18,386	$6,491	$6,553

Excise taxes on products:
Smokeable products	$4,815	$5,016	$1,697	$1,751
Smokeless products	102	96	36	37
Wine	15	15	5	5
Excise taxes on products	$4,932	$5,127	$1,738	$1,793

Operating income:
Operating companies income (loss):
Smokeable products	$5,160	$5,471	$1,840	$1,825
Smokeless products	804	769	280	277
Wine	81	73	31	28
All other	(143)	185	(89)	92
Amortization of intangibles	(15)	(15)	(5)	(5)
General corporate expenses	(174)	(173)	(53)	(60)
Changes to Mondelēz and PMI tax-related receivables/payables	(5)	(25)	(5)	(25)
Operating income	$5,708	$6,285	$1,999	$2,132

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

The following events that occurred during the nine and three months ended September 30, 2014 and 2013 affected the comparability of statement of earnings amounts:

•
NPM Adjustment Items: For the nine and three months ended September 30, 2014 and 2013, pre-tax income for NPM Adjustment Items was recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Smokeable products segment	$43	$664	$—	$145
Interest and other debt expense, net	47	—	—	—
Total	$90	$664	$—	$145

The amounts shown in the table above for the smokeable products segment were recorded by PM USA as reductions to cost of sales, which increased operating companies income in the smokeable products segment. For further discussion, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 9. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 9”).
•Tobacco and Health Litigation Items: For the nine and three months ended September 30, 2014 and 2013, pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Smokeable products segment	$22	$18	$3	$13
General corporate expenses	15	—	—	—
Interest and other debt expense, net	2	4	1	3
Total	$39	$22	$4	$16
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

•
Asset Impairment, Exit, Integration and Acquisition-Related Costs: Pre-tax asset impairment, exit, integration and acquisition-related costs for the nine months ended September 30, 2014 consisted primarily of integration and acquisition-related costs of $23 million related to the acquisition of Green Smoke, Inc. and its affiliates (“Green Smoke”) and a pre-tax gain of $10 million from the sale of PM USA’s Cabarrus, North Carolina manufacturing facility during the second quarter of 2014.

Pre-tax asset impairment, exit, integration and acquisition-related costs for the three months ended September 30, 2014 consisted primarily of integration and acquisition-related costs of $14 million related to the acquisition of Green Smoke.
For further discussion of the Green Smoke acquisition, see Note 2. Acquisition of Green Smoke to the condensed consolidated financial statements in Item 1.

•	Tax items: Tax items for the nine and three months ended September 30, 2014 and 2013 primarily included the reversal of tax accruals no longer required.
Consolidated Results of Operations for the Nine Months Ended September 30, 2014

The following discussion compares consolidated operating results for the nine months ended September 30, 2014 with the nine months ended September 30, 2013.

Net revenues, which include excise taxes billed to customers, decreased $122 million (0.7%), due primarily to lower gains on asset sales in the financial services business.

Excise taxes on products decreased $195 million (3.8%), due primarily to lower smokeable products shipment volume.

Cost of sales increased $589 million (11.3%), due primarily to the higher NPM Adjustment Items in 2013.

Marketing, administration and research costs increased $83 million (4.8%), due primarily to higher investment spending in the innovative tobacco products businesses and lower reductions to the allowance for losses in the financial services business, partially offset by lower costs in the smokeable products and smokeless products segments.

Operating income decreased $577 million (9.2%), due primarily to lower operating results from the smokeable products segment (which included higher NPM Adjustment Items in 2013), lower income from the financial services business and higher investment spending in the innovative tobacco products businesses, partially offset by higher operating results from the smokeless products segment.

Interest and other debt expense, net, decreased $198 million (24.9%), due primarily to lower interest costs on debt as a result of debt maturities in 2013 and 2014, and debt refinancing activities during 2013, as well as interest income recorded during the first nine months of 2014 as a result of the NPM Adjustment Items.

Altria Group, Inc.’s income tax rate decreased 0.4 percentage points to 34.6% due primarily to an increased recognition of foreign tax credits in 2014, primarily associated with SABMiller dividends, partially offset by a lower resolution of tax matters for Altria Group, Inc.’s former subsidiaries Kraft Foods Inc. (now known as Mondelēz International, Inc. (“Mondelēz”)) and Philip Morris International Inc. (“PMI”).

Net earnings attributable to Altria Group, Inc. of $3,834 million decreased $213 million (5.3%), due primarily to lower operating income, partially offset by lower interest and other debt expense, net, and a lower income tax rate. Diluted and basic EPS attributable to Altria Group, Inc. of $1.93, each decreased by 4.5% due to lower net earnings attributable to Altria Group, Inc., partially offset by fewer shares outstanding.

Consolidated Results of Operations for the Three Months Ended September 30, 2014

The following discussion compares consolidated operating results for the three months ended September 30, 2014 with the three months ended September 30, 2013.

Net revenues, which include excise taxes billed to customers, decreased $62 million (0.9%), due primarily to gains on asset sales in 2013 in the financial services business and lower net revenues in the smokeless products segment, partially offset by higher net revenues in the smokeable products segment.

Excise taxes on products decreased $55 million (3.1%), due primarily to lower smokeable products shipment volume.

Cost of sales increased $140 million (7.2%), due primarily to the higher NPM Adjustment Items in 2013.

Marketing, administration and research costs were essentially unchanged as lower costs in the smokeable products and smokeless products segments were offset by higher investment spending in the innovative tobacco products businesses.

Operating income decreased $133 million (6.2%), due primarily to lower income from the financial services business and higher investment spending in the innovative tobacco products businesses, partially offset by higher operating results from the smokeable products segment.

Interest and other debt expense, net, decreased $56 million (20.8%), due primarily to lower interest costs on debt as a result of debt maturities in 2013 and 2014, and debt refinancing activities during 2013.

Earnings from Altria Group, Inc.’s equity investment in SABMiller increased $73 million (28.6%), due primarily to gains resulting from SABMiller’s disposal of its hotel and gaming business.

Altria Group, Inc.’s income tax rate decreased 0.2 percentage points to 33.9% due primarily to an increased recognition of foreign tax credits in 2014, primarily associated with SABMiller dividends, partially offset by a lower resolution of tax matters for Mondelēz and PMI.

Net earnings attributable to Altria Group, Inc. of $1,397 million were essentially unchanged as lower operating income was offset by higher earnings from Altria Group, Inc.’s equity investment in SABMiller, lower interest and other debt expense, net, and a lower income tax rate. Diluted and basic EPS attributable to Altria Group, Inc. of $0.71, each increased by 1.4% due primarily to fewer shares outstanding.

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

▪	additional restrictions on the advertising and promotion of tobacco products;

▪	other actual and proposed tobacco product legislation and regulation; and

▪	governmental investigations;

▪	the diminishing prevalence of cigarette smoking and increased efforts by tobacco control advocates and others (including employers and retail establishments) to further restrict tobacco use;

▪	price gaps and changes in price gaps between premium and lowest price brands;

▪	competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation;

▪	illicit trade in tobacco products; and

▪	potential adverse changes in tobacco leaf price, availability and quality.

In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria Group, Inc.’s tobacco subsidiaries. Our tobacco subsidiaries believe that a significant number of adult tobacco consumers switch between tobacco categories or use multiple forms of tobacco products and that approximately 50% of adult smokers say they are interested in trying innovative tobacco products. Altria Group, Inc.’s tobacco subsidiaries further believe that nearly all adult smokers are aware of e-vapor products (such as electronic cigarettes) and approximately 60% have tried them. Nu Mark estimates 2014 total consumer expenditures on e-vapor products of approximately $2 billion based on annualized sales information.

Altria Group, Inc. and its tobacco subsidiaries work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the United States through innovation and adjacency growth strategies (including, where appropriate, arrangements with, or investments in, third parties). For example, Nu Mark entered the e-vapor category in 2013 with the introduction of MarkTen e-vapor products into two lead markets. Nu Mark began the national expansion of MarkTen products in June 2014. In addition, as further discussed in Note 2. Acquisition of Green Smoke, in April 2014, Nu Mark completed the acquisition of the e-vapor business of Green Smoke, Inc. and its affiliates (“Green Smoke”). See the discussions regarding new product technologies, adjacency growth strategy and evolving consumer preferences in Cautionary Factors That May Affect Future Results below for certain risks associated with the foregoing discussion.

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

Among other measures, the FSPTCA:

▪imposes restrictions on the advertising, promotion, sale and distribution of tobacco products, including at retail;

▪bans descriptors such as “light,” “mild” or “low” or similar descriptors unless expressly authorized by the FDA;

▪requires extensive product disclosures to the FDA and may require public disclosures;

▪	prohibits any express or implied claims that a tobacco product is or may be less harmful than other tobacco products without FDA authorization;

▪	imposes reporting obligations relating to contraband activity and grants the FDA authority to impose recordkeeping and other obligations to address illicit trade in tobacco products;

▪
changes the language of the cigarette and smokeless tobacco product health warnings, enlarges their size and requires the development by the FDA of graphic warnings for cigarettes, and gives the FDA the authority to require new warnings;

▪
authorizes the FDA to adopt product regulations and related actions, including imposing tobacco product standards that are appropriate for the protection of the public health (e.g., related to the use of menthol in cigarettes, nicotine yields and other constituents or ingredients) and imposing manufacturing standards for tobacco products;

▪	establishes pre-market review pathways for new and modified tobacco products, including:

▪
authorizing the FDA to subject tobacco products that would be modified or first introduced into the market after March 22, 2011 to application and pre-market review and authorization requirements (the “New Product Application Process”) if the FDA does not find them, as a manufacturer may contend, to be “substantially equivalent” to products commercially marketed as of February 15, 2007, and possibly to deny any such new product application, thereby preventing the distribution and sale of any product affected by such denial;

▪ authorizing the FDA to determine that certain existing tobacco products modified or introduced into the market for the first time between February 15, 2007 and March 22, 2011 are not “substantially equivalent” to products commercially marketed as of February 15, 2007, in which case the FDA could require the removal of such products or subject them to the New Product Application Process and, if any such applications are denied, prevent the continued distribution and sale of such products (see FDA Regulatory Actions below); and

•	equips the FDA with a variety of investigatory and enforcement tools, including the authority to inspect tobacco product manufacturing and other facilities.

In April 2014, the FDA issued proposed regulations for other tobacco products, which as proposed would include machine-made large cigars, e-vapor products (such as electronic cigarettes), pipe tobacco and chewable tobacco-derived nicotine products marketed and sold by some of our tobacco subsidiaries. The proposed regulations would impose the FSPTCA regulatory framework, including the foregoing measures, on products manufactured, marketed and sold by Nu Mark and Middleton with potentially wide-ranging impact on their businesses. As discussed below in FDA Regulatory Actions - Proposed Deeming Regulations, Nu Mark and Middleton submitted comments on the proposed regulations in August 2014.

Implementation Timing, Rulemaking and Guidance

The implementation of the FSPTCA began in 2009 and will continue over time. The provisions of the FSPTCA that require the FDA to take action through rulemaking generally involve consideration of public comment and, for some issues, scientific review.

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

•limit adult tobacco consumer choices;

•impose restrictions on communications with adult tobacco consumers;

•create a competitive advantage or disadvantage for certain tobacco companies;

•impose additional manufacturing, labeling or packaging requirements;

•impose additional restrictions at retail;

•result in increased illicit trade in tobacco products; or

•otherwise significantly increase the cost of doing business.

The failure to comply with FDA regulatory requirements, even inadvertently, and FDA enforcement actions could also have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.

The FSPTCA imposes fees on tobacco product manufacturers and importers to pay for the cost of regulation and other matters. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation and then among manufacturers and importers within each respective category based on their relative market shares, all as prescribed by the statute and FDA regulations. For a discussion of the impact of the FDA user fee payments on Altria Group, Inc., see Financial Review - Debt and Liquidity - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation below. In addition, compliance with the FSPTCA’s regulatory requirements has resulted and will continue to result in additional costs for our tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter to date but could become material, either individually or in the aggregate, and will depend on the nature of the requirements imposed by the FDA.

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

Challenge to TPSAC Membership

In February 2011, Lorillard Tobacco Company (“Lorillard”) and R.J. Reynolds Tobacco Company (“R.J. Reynolds”) filed suit in the U.S. District Court for the District of Columbia against the United States Department of Health and Human Services and individual defendants (sued in their official capacities) asserting that the composition of the TPSAC and the composition of the Constituents Subcommittee of the TPSAC violates several federal laws, including the Federal Advisory Committee Act, because four of the voting members of the TPSAC have financial and other conflicts (including services as paid experts for plaintiffs in tobacco litigation). In July 2014, the district court granted plaintiffs’ summary judgment motion, in part, and denied defendants’ summary judgment motion, ordering the FDA to reconstitute the TPSAC and barring defendants from relying on the TPSAC report on menthol, discussed below. The FDA filed a notice of appeal to the U.S. Court of Appeals for the District of Columbia Circuit on September 18, 2014.

TPSAC Action on Menthol

As mandated by the FSPTCA, in March 2011, the TPSAC submitted to the FDA a report on the impact of the use of menthol in cigarettes on the public health and related recommendations. The TPSAC report stated that “[m]enthol cigarettes have an adverse impact on public health in the United States.”  The TPSAC report recommended, among other things, that the “[r]emoval of menthol cigarettes from the marketplace would benefit public health in the United States.”  The TPSAC report noted the potential that any ban on menthol cigarettes could lead to an increase in contraband cigarettes and other potential unintended consequences and suggested that the FDA consult with appropriate experts on this matter.  The TPSAC report also recommended that additional research could address gaps in understanding menthol cigarettes.

In March 2011, PM USA submitted a report to the FDA outlining its position that neither science nor other evidence demonstrates that regulatory actions or restrictions related to the use of menthol cigarettes are warranted. The report noted PM USA’s belief that significant restrictions on the use of menthol cigarettes would have unintended consequences detrimental to public health and society. The FDA has stated that the TPSAC report is only a recommendation, and, in July 2013, the FDA released its preliminary scientific evaluation on menthol, which states “that menthol cigarettes pose a public health risk above that seen with non-menthol cigarettes.” At the same time, the FDA also issued an advance notice of proposed rulemaking requesting comments on the FDA’s preliminary scientific evaluation and information that may inform potential regulatory actions regarding menthol in cigarettes or other tobacco products. In November 2013, PM USA submitted comments to the FDA raising a number of concerns with the preliminary scientific evidence, including comments demonstrating that menthol cigarettes do not affect population harm differently than non-menthol cigarettes. PM USA also reiterated that significant restrictions on the use of menthol in cigarettes would have unintended consequences detrimental to public health and society. No future action can be taken by the FDA to regulate the manufacture, marketing or sale of menthol cigarettes (including a possible ban) until the completion of the rulemaking process. As noted above, the FDA is subject to a July 21, 2014 court order that bars it from relying on the TPSAC report, although the FDA is currently appealing that order. At this time it is unclear how the FDA plans to proceed while that appeal is pending.

Final Tobacco Marketing Rule

As required by the FSPTCA, the FDA re-promulgated in March 2010 a wide range of advertising and promotion restrictions in substantially the same form as regulations that were previously adopted in 1996 (but never imposed on tobacco manufacturers due to a United States Supreme Court ruling) (the “Final Tobacco Marketing Rule”). The Final Tobacco Marketing Rule:

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

In a separate lawsuit that challenged the constitutionality of an FDA regulation that restricts tobacco manufacturers from using the trade or brand name of a non-tobacco product on cigarettes or smokeless tobacco products, the case was dismissed without prejudice pursuant to a stipulation by which the FDA agreed not to enforce the current or any amended trade name rule against plaintiffs until at least 180 days after rulemaking on the amended rule concludes. This relief only applies to plaintiffs in the case. However, in May 2010, the FDA issued guidance on the use of non-tobacco trade and brand names applicable to all cigarette and smokeless tobacco product manufacturers. This guidance indicated the FDA’s intention not to commence enforcement actions under the regulation while it considers how to address the concerns raised by various manufacturers. In November 2011, the FDA proposed an amended rule, but has not yet issued a final rule.

FDA Regulatory Actions

Graphic Warnings

In June 2011, as required by the FSPTCA, the FDA issued its final rule to modify the required warnings that appear on cigarette packages and in cigarette advertisements.  The FSPTCA requires the warnings to consist of nine new textual warning statements accompanied by color graphics depicting the negative health consequences of smoking.  The graphic health warnings will (i) be located beneath the cellophane, and comprise the top 50% of the front and rear panels of cigarette packages and (ii) occupy 20% of a cigarette advertisement and be located at the top of the advertisement. After a legal challenge to the rule initiated by R.J. Reynolds, Lorillard and several other plaintiffs, in which plaintiffs prevailed both at the trial and federal appellate levels, the FDA decided not to seek further review of the U.S. Court of Appeals’ decision and announced its plans to propose a new graphic warnings rule in the future. It has not done so as of October 27, 2014.

Substantial Equivalence and Other New Product Processes/Pathways

In January 2011, the FDA issued guidance concerning reports that manufacturers must submit for certain FDA-regulated tobacco products that the manufacturer modified or introduced for the first time into the market after February 15, 2007. These reports must be reviewed by the agency to determine if such tobacco products are “substantially equivalent” to products commercially available as of February 15, 2007.  In general, in order to continue marketing these products sold before March 22, 2011, manufacturers of FDA-regulated tobacco products were required to send to the FDA a report demonstrating substantial equivalence by March 22, 2011. PM USA and USSTC submitted timely reports. PM USA and USSTC can continue marketing these products unless the FDA makes a determination that a specific product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products or subject them to the New Product Application Process and, if any such applications are denied, prevent the continued distribution and sale of such products. While PM USA and USSTC believe that all of their current products meet the statutory requirements of the FSPTCA, they cannot predict whether, when or how the FDA ultimately will apply its guidance to their various respective substantial equivalence reports or seek to enforce the law and regulations consistent with its guidance.

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

Proposed Deeming Regulations

As noted above in FSPTCA and FDA Regulation - The Regulatory Framework, the FDA proposed regulations in April 2014 that would impose the FSPTCA regulatory framework on machine-made large cigars, e-vapor products (such as electronic cigarettes), pipe tobacco and chewable tobacco-derived nicotine products. Nu Mark and Middleton submitted comments on the proposed regulations in August 2014. Nu Mark’s submission covers a number of topics, including its perspective on (1) the guiding principles that the FDA should follow to help ensure successful implementation of the deeming regulation, (2) the potential for e-vapor products and other tobacco-derived nicotine products to reduce tobacco-related harm and (3) the establishment of product approval pathways that encourage innovation of potentially reduced harm products. Middleton’s comments covered its perspective on the overall regulation of cigars and on the use of the word “mild” in the Black & Mild brand name. The proposed regulations suggested that the FDA may apply the descriptor prohibition to cigars and pipe tobacco, which could potentially prohibit the use of the word “Mild” in the Black & Mild brand name. As reflected in the comments, Middleton believes neither the FDA’s regulatory authority nor the First or Fifth Amendments to the United States Constitution allow the FDA to ban words such as “mild” regardless of the context and that the FDA can only prohibit the word “mild” when used as a descriptor of modified risk.

Excise Taxes

Tobacco products are subject to substantial excise taxes in the United States. Significant increases in tobacco-related taxes or fees have been proposed or enacted (including with respect to e-vapor products) and are likely to continue to be proposed or enacted at the federal, state and local levels within the United States.

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. By way of example, in 2009, the federal excise tax (“FET”) on cigarettes increased from $0.39 per pack to approximately $1.01 per pack, in 2010, the New York state excise tax increased by $1.60 to $4.35 per pack and in October 2014, Philadelphia, Pennsylvania enacted a $2.00 per pack local cigarette excise tax. Between the end of 1998 and October 27, 2014, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.49 per pack. As of October 27, 2014, Vermont is the only state to have enacted a cigarette excise tax increase in 2014. The President’s fiscal year 2014 Budget proposes significant increases in the FET for all tobacco products. The proposed budget would increase the FET on a pack of cigarettes by $0.94 per pack, raising the total FET to $1.95 per pack, and would also increase the tax on other tobacco products by a proportionate amount. It is not possible to predict whether this proposed FET increase will be enacted.

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

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of October 27, 2014, the federal government, 22 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of October 27, 2014, 178 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; and adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain and restrict smoking in public places.

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

State Settlement Agreements

As discussed in Note 9, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, market share and industry volume. For a discussion of the impact of the State Settlement Agreements on Altria Group, Inc., see Financial Review - Debt and Liquidity - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation below and Note 9. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

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

Other Federal, State and Local Regulation and Activity

Federal, State and Local Regulation

A number of states and localities have enacted or proposed legislation that imposes restrictions on tobacco products, such as legislation that (1) prohibits the sale of certain tobacco products with certain characterizing flavors, (2) requires the disclosure of health information separate from or in addition to federally-mandated health warnings and (3) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products (including proposals to ban all tobacco product sales or to increase the legal age to purchase tobacco products above the current federal minimum age requirement of 18). The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions.  For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. See FSPTCA and FDA Regulation above for a summary of the FSPTCA’s regulation of certain tobacco products with characterizing flavors.

Whether other states or localities will enact legislation in these areas, and the precise nature of such legislation if enacted, cannot be predicted. Altria Group, Inc.’s tobacco subsidiaries have challenged and will continue to challenge certain state and local legislation, including through litigation. For example, in January 2014, PM USA, Middleton and a USSTC subsidiary, along with other tobacco product manufacturers and three trade associations representing New York City retailers, filed a lawsuit in the U.S. District Court for the Southern District of New York challenging the coupon/discount ban included in a recently-enacted New York City ordinance on the grounds that it violates the First Amendment and is preempted by federal and state law. In June 2014, the district court upheld the ordinance.

Federal Tobacco Quota Buy-Out

In October 2004, the Fair and Equitable Tobacco Reform Act (“FETRA”), which applied to PM USA, Middleton and USSTC, was signed into law. FETRA eliminated the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the 10-year buy-out, which expired after the third quarter of 2014, was approximately $9.5 billion and was paid by manufacturers and importers of each kind of tobacco product subject to FET. The cost was allocated based on the relative market shares of manufacturers and importers of each kind of such tobacco product.

For a discussion of the impact of FETRA payments on Altria Group, Inc., see Financial Review - Debt and Liquidity - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation below. We do not anticipate that the quota buy-out or the expiration of the quota buy-out will have a material impact on our consolidated results in 2014.

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

Price, Availability and Quality of Agricultural Products

Shifts in crops (such as those driven by economic conditions and adverse weather patterns), government mandated prices and production control programs may increase or decrease the cost or reduce the supply or quality of tobacco and other agricultural products used to manufacture our products. As with other agriculture commodities, the price of tobacco leaf can be influenced by economic conditions and imbalances in supply and demand and crop quality and availability can be influenced by variations in weather patterns, including those caused by climate change. Tobacco production in certain countries is subject to a variety of controls, including government mandated prices and production control programs.  Changes in the patterns of demand for agricultural products and the cost of tobacco production could impact tobacco leaf prices and tobacco supply. Any significant change in the price, quality or availability of tobacco leaf or other agricultural products used to manufacture our products could adversely affect our subsidiaries’ profitability and businesses.

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

Operating Results

The following discussion compares operating results for the smokeable and smokeless products segments for the nine and three months ended September 30, 2014, with the nine and three months ended September 30, 2013.

	For the Nine Months Ended September 30,
	Net Revenues		Operating Companies Income
	2014	2013	2014	2013
	(in millions)
Smokeable products	$16,428	$16,448	$5,160	$5,471
Smokeless products	1,345	1,333	804	769
Total smokeable and smokeless products	$17,773	$17,781	$5,964	$6,240

	For the Three Months Ended September 30,
	Net Revenues		Operating Companies Income
	2014	2013	2014	2013
	(in millions)
Smokeable products	$5,859	$5,802	$1,840	$1,825
Smokeless products	466	485	280	277
Total smokeable and smokeless products	$6,325	$6,287	$2,120	$2,102

Smokeable products segment

The smokeable products segment’s operating companies income (which includes higher NPM Adjustment Items for the nine and three months ended September 30, 2013) decreased during the nine months ended September 30, 2014 and increased during the three months ended September 30, 2014 versus the prior-year periods. PM USA grew Marlboro’s and its total cigarette category retail share versus both prior-year periods.

The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(sticks in millions)
Cigarettes:
Marlboro	81,076	83,953	(3.4)%	28,581	29,399	(2.8)%
Other premium	5,306	5,838	(9.1)%	1,848	2,016	(8.3)%
Discount	7,666	7,646	0.3%	2,736	2,702	1.3%
Total cigarettes	94,048	97,437	(3.5)%	33,165	34,117	(2.8)%
Cigars:
Black & Mild	931	874	6.5%	341	311	9.6%
Other	21	17	23.5%	6	9	(33.3)%
Total cigars	952	891	6.8%	347	320	8.4%
Total smokeable products	95,000	98,328	(3.4)%	33,512	34,437	(2.7)%

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

The following table summarizes the smokeable products segment retail share performance:

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2014	2013	Percentage Point Change	2014	2013	Percentage Point Change
Cigarettes:
Marlboro	43.8%	43.7%	0.1	43.8%	43.7%	0.1
Other premium	2.9	3.1	(0.2)	2.9	3.0	(0.1)
Discount	4.2	3.8	0.4	4.2	4.0	0.2
Total cigarettes	50.9%	50.6%	0.3	50.9%	50.7%	0.2
Cigars:
Black & Mild	28.7%	28.9%	(0.2)	29.2%	29.2%	—
Other	0.4	0.2	0.2	0.5	0.2	0.3
Total cigars	29.1%	29.1%	—	29.7%	29.4%	0.3

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

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2014, were essentially unchanged due primarily to lower shipment volume ($628 million), offset by higher pricing. Operating companies income for the nine months ended September 30, 2014 decreased $311 million (5.7%), due primarily to higher NPM Adjustment Items in 2013 ($621 million) and lower shipment volume ($313 million), partially offset by higher pricing.
Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2014, increased $57 million (1.0%) as higher pricing was mostly offset by lower shipment volume ($175 million). Operating companies income for the three months ended September 30, 2014 increased $15 million (0.8%), due primarily to higher pricing, which was mostly offset by NPM Adjustment Items in 2013 ($145 million) and lower shipment volume ($87 million).
Total smokeable products shipment volume for the nine and three months ended September 30, 2014 decreased 3.4% and 2.7%, respectively, versus the prior-year periods.

PM USA’s reported domestic cigarettes shipment volume decreased 3.5% and 2.8% for the nine and three months ended September 30, 2014, respectively, due primarily to the industry’s decline, partially offset by retail share gains. When adjusted for trade inventory changes and other factors, PM USA estimates that its 2014 nine-month and third-quarter domestic cigarettes shipment volume decreased approximately 3.5% and 3%, respectively, and that total industry cigarette volumes declined approximately 4% and 3.5%, respectively.

PM USA’s shipments of premium cigarettes accounted for 91.8% of its reported domestic cigarettes shipment volume for both the nine and three months ended September 30, 2014 versus 92.2% and 92.1%, for the nine and three months ended September 30, 2013, respectively.

Middleton’s reported cigars shipment volume for the nine and three months ended September 30, 2014 increased 6.8% and 8.4%, respectively, driven by Black & Mild’s performance in the tipped cigars segment, including Black & Mild Jazz.

Marlboro’s retail share for the nine and three months ended September 30, 2014 increased 0.1 share point versus both prior-year periods.

PM USA grew its total retail share for the nine and three months ended September 30, 2014 by 0.3 and 0.2 share points, respectively, versus the prior-year periods, due to retail share gains by Marlboro, and by L&M in Discount, partially offset by share losses on other portfolio brands.

In the machine-made large cigars category, Black & Mild’s retail share for the nine months ended September 30, 2014 decreased 0.2 share points, and was unchanged for the three months ended September 30, 2014 compared with the prior-year periods.
Smokeless products segment

During both the nine months and third quarter of 2014, USSTC and PM USA grew operating companies income and expanded operating companies income margins versus the prior-year periods. USSTC also increased Copenhagen and Skoal’s combined retail share during the nine and three months ended September 30, 2014 versus the prior-year periods.

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(cans and packs in millions)
Copenhagen	334.7	316.6	5.7%	115.8	116.4	(0.5)%
Skoal	201.6	213.8	(5.7)%	68.3	75.6	(9.7)%
Copenhagen and Skoal	536.3	530.4	1.1%	184.1	192.0	(4.1)%
Other	56.6	58.6	(3.4)%	18.9	20.8	(9.1)%
Total smokeless products	592.9	589.0	0.7%	203.0	212.8	(4.6)%

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

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2014	2013	Percentage Point Change	2014	2013	Percentage Point Change
Copenhagen	30.7%	29.1%	1.6	31.1%	29.7%	1.4
Skoal	20.5	21.6	(1.1)	20.2	21.2	(1.0)
Copenhagen and Skoal	51.2	50.7	0.5	51.3	50.9	0.4
Other	3.9	4.3	(0.4)	4.1	4.2	(0.1)
Total smokeless products	55.1%	55.0%	0.1	55.4%	55.1%	0.3

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

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2014 increased $12 million (0.9%), due primarily to higher pricing, which includes higher promotional investments. Operating companies income for the nine months ended September 30, 2014 increased $35 million (4.6%), due primarily to higher pricing, which includes higher promotional investments.

Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2014 decreased $19 million (3.9%), due primarily to lower shipment volume, partially offset by higher pricing, which includes higher promotional investments. Operating companies income for the three months ended September 30, 2014 increased $3 million (1.1%), due primarily to higher pricing, which includes higher promotional investments, and lower marketing, administration and research costs, partially offset by lower shipment volume.

For the nine months ended September 30, 2014, USSTC and PM USA’s combined reported domestic smokeless products shipment volume increased 0.7%, as volume growth in Copenhagen was mostly offset by volume declines in Skoal and Other portfolio brands. For the three months ended September 30, 2014, USSTC and PM USA’s combined reported domestic smokeless products shipment volume decreased 4.6% primarily driven by one less shipping week.
Copenhagen and Skoal’s combined reported shipment volume for the nine months ended September 30, 2014 increased 1.1% and decreased 4.1% for the three months ended September 30, 2014.
After adjusting for calendar differences and trade inventory changes, USSTC and PM USA estimate that their combined domestic smokeless products shipment volume grew approximately 3% and 2.5% for the the nine and three months ended

September 30, 2014, respectively. USSTC and PM USA estimate that the smokeless products category volume grew approximately 3% over the 12 months ended September 30, 2014, reflecting slower industry volume growth in the past two quarters. USSTC and PM USA continue to believe that the smokeless category’s growth rate is best determined over a longer time horizon and will continue to monitor industry volume closely.
Copenhagen and Skoal’s combined retail share for the nine and three months ended September 30, 2014 increased 0.5 and 0.4 share points, respectively. Copenhagen and Skoal’s combined retail share of 51.3% for the three months ended September 30, 2014 was the highest combined retail share since the acquisition of UST LLC in 2009. Copenhagen’s retail share for the nine and three months ended September 30, 2014 increased 1.6 and 1.4 share points, respectively, driven primarily by Copenhagen Long Cut Wintergreen. Skoal’s retail share for the nine and three months ended September 30, 2014 declined 1.1 and 1.0 share points, respectively, versus the prior-year periods.

USSTC and PM USA’s combined smokeless products retail share for the nine and three months ended September 30, 2014 increased 0.1 and 0.3 share points, respectively, versus the prior-year periods, as retail share gains for Copenhagen were mostly offset by share losses for Skoal and Other portfolio brands.

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

Operating Results
Ste. Michelle increased its net revenues and operating companies income for the nine and three months ended September 30, 2014.
The following discussion compares wine segment results for the nine and three months ended September 30, 2014, with the nine and three months ended September 30, 2013.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net revenues	$428	$411	$153	$148
Operating companies income	$81	$73	$31	$28

The following table summarizes wine segment case shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(cases in thousands)
Chateau Ste. Michelle	2,008	1,864	7.7%	704	680	3.5%
Columbia Crest [1]	608	701	(13.3)%	230	249	(7.6)%
14 Hands	1,126	949	18.7%	369	296	24.7%
Other [1]	1,799	1,894	(5.0)%	648	647	0.2%
Total wine	5,541	5,408	2.5%	1,951	1,872	4.2%

[1] Two Vines is no longer sold under the Columbia Crest brand. Effective January 1, 2014, shipment volume for Two Vines is included in Other. Prior-period shipment volume for Columbia Crest and Other have been adjusted to reflect this change.

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2014, increased $17 million (4.1%), due primarily to higher shipment volume and higher pricing. Operating companies income for the nine months ended September 30, 2014 increased $8 million (11.0%), due primarily to higher pricing and higher shipment volume, partially offset by higher costs.

Net revenues, which include excise taxes billed to customers, and operating companies income for the three months ended September 30, 2014, increased $5 million (3.4%) and $3 million (10.7%), respectively, due primarily to higher shipment volume.

For the nine months ended September 30, 2014, Ste. Michelle’s reported wine shipment volume increased 2.5% driven by increased volume of Chateau Ste. Michelle and 14 Hands, partially offset by declines in Columbia Crest and Other brands.

For the three months ended September 30, 2014, Ste. Michelle’s reported wine shipment volume increased 4.2% driven by increased volume of Chateau Ste. Michelle and 14 Hands, partially offset by declines in Columbia Crest.

Financial Review

Net Cash Provided by Operating Activities

During the first nine months of 2014, net cash provided by operating activities was $3,060 million compared with $2,859 million during the first nine months of 2013. This increase was due primarily to a voluntary $350 million contribution to Altria Group, Inc.’s pension plans during the nine months ended September 30, 2013, partially offset by higher settlement payments during 2014, driven primarily by the impact of higher NPM Adjustment Items in 2013.

Altria Group, Inc. had a working capital deficit at September 30, 2014 and December 31, 2013. Altria Group, Inc.’s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.

Net Cash Provided by Investing Activities

During the first nine months of 2014, net cash provided by investing activities was $60 million compared with $485 million during the first nine months of 2013. This decrease was due primarily to the following:

•	lower proceeds from asset sales in the financial services business during the first nine months of 2014; and

•	Nu Mark’s acquisition of Green Smoke during the second quarter of 2014;
partially offset by:

•	the sale of PM USA’s Cabarrus, North Carolina manufacturing facility during the second quarter of 2014.

Net Cash Used in Financing Activities

During the first nine months of 2014, net cash used in financing activities was $4,054 million compared with $2,033 million during the first nine months of 2013. This increase was due primarily to the following:

•	debt issuances during the first nine months of 2013;

•	$525 million repayment of Altria Group, Inc. senior unsecured notes at scheduled maturity during the first nine months of 2014;

•	higher share repurchases during the first nine months of 2014; and

•	higher dividends paid during the first nine months of 2014.

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

At September 30, 2014, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook

Moody’s	P-2	Baa1	Stable
Standard & Poor’s [1]	A-2	BBB+	Stable
Fitch	F2	BBB+	Stable

1 On March 12, 2014, Standard & Poor’s raised the long-term debt credit rating for Altria Group, Inc. to “BBB+” from “BBB”.

Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. As of and for the three months ended September 30, 2014 and 2013, and as of December 31, 2013, there were no short-term borrowings.

For the nine months ended September 30, 2014 and 2013, Altria Group, Inc.’s average daily short-term borrowings, peak short-term borrowings outstanding and weighted-average interest rate on short-term borrowings were as follows:

	For the Nine Months Ended September 30,
	2014	2013
	(dollars in millions)
Average daily short-term borrowings	$47	$49
Peak short-term borrowings outstanding	$650	$650
Weighted-average interest rate on short-term borrowings	0.27%	0.34%

Short-term borrowings were repaid with cash provided by operating activities. Peak borrowings for the nine months ended September 30, 2014 and 2013 were due primarily to payments related to State Settlement Agreements as further discussed in Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation, Tobacco Space - Business Environment and Note 9.

Effective August 19, 2014, Altria Group, Inc. entered into an extension agreement (the “Extension Agreement”) to amend its $3.0 billion senior unsecured 5-year revolving credit agreement, dated as of August 19, 2013 (the “Credit Agreement”). The

Extension Agreement extends the expiration date of the Credit Agreement from August 19, 2018 to August 19, 2019 pursuant to the terms of the Credit Agreement. All other terms and conditions of the Credit Agreement remain in full force and effect. The Credit Agreement contains an additional option, subject to certain conditions, for Altria Group, Inc. to extend the expiration date for an additional one-year period.

Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Standard & Poor’s and Moody’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at September 30, 2014 for borrowings under the Credit Agreement was 1.25%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At September 30, 2014, credit available to Altria Group, Inc. under the Credit Agreement was $3.0 billion.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At September 30, 2014, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.7 to 1.0 and 9.1 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.’s Form 10-Q for the period ended September 30, 2013 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.

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

Debt - At September 30, 2014 and December 31, 2013, Altria Group, Inc.’s total debt was $14.0 billion and $14.5 billion, respectively.

On September 29, 2014, UST issued a notice of full redemption for its $300 million (aggregate principal amount) 5.75% senior notes due 2018 (“UST Notes”). The redemption date for the UST Notes is October 29, 2014. The UST Notes have been included in the current portion of long-term debt on Altria Group, Inc.’s condensed consolidated balance sheet at September 30, 2014. As a result of the redemption, a pre-tax loss on early extinguishment of debt of approximately $45 million will be recorded in the fourth quarter of 2014.
During the first quarter of 2014, Altria Group, Inc. repaid in full at maturity senior unsecured notes in the aggregate principal amount of $525 million.

Guarantees and Other Similar Matters - As discussed in Note 9, at September 30, 2014, Altria Group, Inc. and certain of its subsidiaries had unused letters of credit, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding. From time to time, subsidiaries of Altria Group, Inc. also issue lines of credit to affiliated entities. In addition, as discussed in Note 10, PM USA has issued guarantees related to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation - As discussed previously and in Note 9, PM USA has entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. PM USA, USSTC and Middleton were also subject to payment obligations imposed by FETRA. The FETRA payment obligations expired after the third quarter of 2014. In addition, in June 2009, PM USA and a subsidiary of USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement

Agreements, FETRA and the FDA user fees are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.’s subsidiaries recorded approximately $3.7 billion and $3.2 billion of charges to cost of sales for the nine months ended September 30, 2014 and 2013, respectively, and approximately $1.3 billion and $1.2 billion of charges to cost of sales for the three months ended September 30, 2014 and 2013, respectively. The amount for the nine months ended September 30, 2014 included a reduction to cost of sales of $43 million for the NPM Adjustment Items. The 2013 amounts included reductions to cost of sales of $664 million and $145 million for the nine and three months ended September 30, 2013, respectively, for the NPM Adjustment Items.

In connection with the settlement of the NPM Adjustment disputes under the MSA for the years 2003-2012, the formula for allocating the revised NPM Adjustments applicable to the signatory states for 2013 and subsequent years among the tobacco product manufacturers that are original signatories to the MSA (“OPMs”) has been modified in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon future developments. For a detailed discussion of settlements of, and determinations made in connection with disputes with certain states related to the NPM Adjustment provision under the MSA for the years 2003-2012, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 9.

Based on current agreements, 2013 market share and historical annual industry volume decline rates, the estimated amounts that Altria Group, Inc.’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements, FETRA and FDA user fees approximate $5 billion in 2014 and $4.6 billion each year thereafter. These amounts reflect the expiration of obligations imposed by FETRA after the third quarter of 2014, which will result in a decrease in the charge to cost of sales of approximately $100 million in 2014 and approximately $400 million starting in 2015. These amounts exclude the potential impact of the revised and streamlined NPM Adjustment provision applicable to signatory states for years after 2014 discussed above.

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

Litigation Escrow Deposits - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of September 30, 2014, PM USA had posted various forms of security totaling approximately $62 million, the majority of which has been collateralized with cash deposits. These cash deposits are included in other assets on the condensed consolidated balance sheet.

Although litigation is subject to uncertainty and an adverse outcome or settlement of litigation could have a material adverse effect on the financial position, cash flows or results of operations of PM USA, UST or Altria Group, Inc. in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 9 and in Cautionary Factors That May Affect Future Results, management expects cash flow from operations, together with Altria Group, Inc.’s access to capital markets, to provide sufficient liquidity to meet ongoing business needs.

Leases - PMCC’s investment in leases is included in the line item finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013. At September 30, 2014, PMCC’s net finance receivables of approximately $1.7 billion in leveraged leases, which are included in finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheet, consisted of rents receivable ($3.5 billion) and the residual value of assets under lease ($0.9 billion), reduced by third-party nonrecourse debt ($2.2 billion) and unearned income ($0.5 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, of $1.8 billion at September 30, 2014, also included net finance receivables for direct finance leases and an allowance for losses.

Equity and Dividends

On January 28, 2014, Altria Group, Inc. granted an aggregate of 1.4 million shares of restricted and deferred stock to eligible employees. Restrictions on these shares lapse in the first quarter of 2017. The market value per share was $36.73 on the date of grant.

During the nine months ended September 30, 2014, 1.6 million shares of restricted and deferred stock vested. The total fair value of restricted and deferred stock that vested during the nine months ended September 30, 2014 was $56 million. The weighted-average grant date fair value per share of these awards was $24.37.

Dividends paid during the first nine months of 2014 and 2013 were $2,864 million and $2,652 million, respectively, an increase of 8.0%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase programs discussed below.

During the third quarter of 2014, Altria Group, Inc.’s Board of Directors (the “Board of Directors”) approved an 8.3% increase in the quarterly dividend rate to $0.52 per common share versus the previous rate of $0.48 per common share. Altria Group, Inc. expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $2.08 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of the Board of Directors.

Altria Group, Inc.’s share repurchase activity was as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except per share data)
Total number of shares repurchased	17.2	9.9	6.4	4.5
Aggregate cost of shares repurchased	$679	$348	$275	$156
Average price per share of shares repurchased	$39.44	$35.20	$42.87	$34.75

The Board of Directors authorized a $300 million share repurchase program in April 2013 and expanded it to $1.0 billion in August 2013 (as expanded, the “April 2013 share repurchase program”). During the three months ended September 30, 2014, Altria Group, Inc. completed its April 2013 share repurchase program. Additionally, in July 2014, the Board of Directors authorized a new $1.0 billion share repurchase program (the “July 2014 share repurchase program”), which Altria Group, Inc. expects to complete by the end of 2015. At September 30, 2014, Altria Group, Inc. had approximately $778 million remaining in the July 2014 share repurchase program. The timing of share repurchases under the July 2014 share repurchase program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

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

Cautionary Factors That May Affect Future Results
Forward-Looking and Cautionary Statements
We (1) may from time to time make written or oral forward-looking statements, including earnings guidance and other statements contained in filings with the Securities and Exchange Commission (“SEC”), reports to security holders, press releases and investor webcasts. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “forecasts,” “intends,” “projects,” “goals,” “objectives,” “guidance,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.
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
Significant federal, state and local governmental actions, including actions by the FDA, and various private sector actions may continue to have an adverse impact on our tobacco subsidiaries’ businesses.
As described in Tobacco Space - Business Environment, PM USA faces significant governmental and private sector actions, including efforts aimed at reducing the incidence of tobacco use and efforts seeking to hold PM USA responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke. These actions, combined with the diminishing social acceptance of smoking, have resulted in reduced cigarette industry volume, and we expect that these factors will continue to reduce cigarette consumption levels.
Actions by the FDA, other federal, state or local governments or agencies, including those actions described in Tobacco Space - Business Environment, may impact the consumer acceptability of tobacco products, limit adult tobacco consumer choices, delay or prevent the launch of new or modified tobacco products or products with claims of reduced risk, restrict communications to adult tobacco consumers, restrict the ability to differentiate tobacco products, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing, labeling or packing requirements, require the recall or removal of tobacco products from the marketplace (including without limitation as a result of product contamination), interrupt manufacturing or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments. Any one or more of these actions may have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.
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
Each of our tobacco and wine subsidiaries is subject to intense competition and changes in adult consumer preferences. To be successful, they must continue to:
▪promote brand equity successfully;

▪anticipate and respond to new and evolving adult consumer preferences;

▪	develop, manufacture, market and distribute products that appeal to adult consumers (including, where appropriate, through arrangements with, or investments in, third parties);
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
Altria Group, Inc.’s tobacco subsidiaries continue to seek ways to develop and to commercialize new product technologies that may reduce the health risks associated with current tobacco products, while continuing to offer adult tobacco consumers (within and outside the United States) products that meet their taste expectations and evolving preferences. Potential solutions include tobacco-containing and nicotine-containing products that reduce or eliminate exposure to cigarette smoke and/or constituents identified by public health authorities as harmful. These efforts may include arrangements with, or investments in, third parties. Our tobacco subsidiaries may not succeed in these efforts, which would have an adverse effect on the ability to grow new revenue streams.
Further, we cannot predict whether regulators, including the FDA, will permit the marketing or sale of products with claims of reduced risk to consumers, the speed with which they may make such determinations or whether regulators will impose an unduly burdensome regulatory framework on such products. Nor can we predict whether adult tobacco consumers’ purchasing decisions would be affected by such claims if permitted. Adverse developments on any of these matters could negatively impact the commercial viability of such products.
If our tobacco subsidiaries do not succeed in their efforts to develop and commercialize new product technologies or to obtain regulatory approval for the marketing or sale of products with claims of reduced risk, but one or more of their competitors do succeed, our tobacco subsidiaries may be at a competitive disadvantage.
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
Any significant change in tobacco leaf prices, quality or availability could adversely affect our tobacco subsidiaries’ profitability and business. For further discussion, see Tobacco Space - Business Environment - Price, Availability and Quality of Agricultural Products above.

Because Altria Group, Inc.’s tobacco subsidiaries rely on a few significant facilities and a small number of significant suppliers, an extended disruption at a facility or in service by a supplier could have a material adverse effect on the business, the consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.
Altria Group, Inc.’s tobacco subsidiaries face risks inherent in reliance on a few significant facilities and a small number of significant suppliers. A natural or man-made disaster or other disruption that affects the manufacturing operations of any of Altria Group, Inc.’s tobacco subsidiaries or the operations of any significant suppliers of any of Altria Group, Inc.’s tobacco subsidiaries could adversely impact the operations of the affected subsidiaries.  An extended disruption in operations experienced by one or more of Altria Group, Inc.’s subsidiaries or significant suppliers could have a material adverse effect on the business, the consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.
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
Acquisitions or other events may adversely affect Altria Group, Inc.’s credit rating, and Altria Group, Inc. may not achieve its anticipated strategic or financial objectives.
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
Altria Group, Inc. and its subsidiaries use information systems to help manage business processes, collect and interpret business data and communicate internally and externally with employees, investors, suppliers, trade customers, adult tobacco consumers and others. Many of these information systems are managed by third-party service providers. We have backup systems and business continuity plans in place and we take care to protect our systems and data from unauthorized access. Nevertheless, failure of our systems to function as intended, or penetration of our systems by outside parties intent on extracting or corrupting information or otherwise disrupting business processes, could result in loss of revenue, assets or personal or other sensitive data, cause damage to the reputation of our companies and their brands and result in legal challenges and significant remediation and other costs to Altria Group, Inc. and its subsidiaries.
Unfavorable outcomes of any governmental investigations could materially affect the businesses of Altria Group, Inc. and its subsidiaries.
From time to time, Altria Group, Inc. and its subsidiaries are subject to governmental investigations on a range of matters. We cannot predict whether new investigations may be commenced or the outcome of such investigations, and it is possible that our business could be materially adversely affected by an unfavorable outcome of future investigations.
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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 9 in Part I, Item 1. Financial Information of this Form 10-Q for a discussion of legal proceedings pending against Altria Group, Inc. and its subsidiaries. See also Exhibits 99.1 and 99.2 to this Form 10-Q.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Altria Group, Inc. completed the April 2013 share repurchase program during the third quarter of 2014. In July 2014, the Board of Directors authorized the $1.0 billion July 2014 share repurchase program. Altria Group, Inc. expects to complete the July 2014 share repurchase program by the end of 2015. The timing of share repurchases under the July 2014 share repurchase program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended September 30, 2014 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)

July 1 - 31, 2014	1,074,000	$41.54	1,074,000	$1,008,124,131
August 1 - 31, 2014	2,272,118	$41.76	2,262,099	$913,676,522
September 1 - 30, 2014	3,079,767	$44.16	3,077,000	$777,796,437
For the Quarter Ended September 30, 2014	6,425,885	$42.87	6,413,099

(1)
The total number of shares purchased include (a) shares purchased under the July 2014 and April 2013 share repurchase programs (which totaled 1,074,000 shares in July, 2,262,099 shares in August and 3,077,000 shares in September) and (b) shares withheld by Altria Group, Inc. in an amount equal to statutory withholding for holders who vested in restricted and deferred stock and used shares to pay all or a portion of the related taxes, and forfeitures of restricted stock for which consideration was paid in connection with termination of employment of certain employees (which totaled 10,019 shares in August and 2,767 shares in September).

(2)	Includes the $1.0 billion July 2014 share repurchase program commenced in August 2014.

Item 6. Exhibits.

3.1	Amended and Restated By-Laws of Altria Group, Inc., effective August 21, 2014. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on August 21, 2014 (File No. 1-08940).

10.1
Extension Agreement, effective August 19, 2014, among Altria Group, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. and Citibank, N.A., as administrative agents. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on August 21, 2014 (File No. 1-08940).

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
October 30, 2014