Form 10-K
period 2014-12-31
ALTRIA GROUP, INC.
filed 2015-02-25
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☑ Yes ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company) Smaller operating company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No
As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $83 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at February 13, 2015
Common Stock, $0.33 1/3 par value	1,969,316,914 shares
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 20, 2015, to be filed with the Securities and Exchange Commission on or about April 9, 2015, are incorporated by reference into Part III hereof.

Part I
Item 1. Business.
General Development of Business
▪General: Altria Group, Inc. is a holding company incorporated in the Commonwealth of Virginia in 1985. At December 31, 2014, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged predominantly in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services Inc., which provides various support services, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries.
At December 31, 2014, Altria Group, Inc. also held approximately 27% of the economic and voting interest of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounts for under the equity method of accounting.
▪Source of Funds: Because Altria Group, Inc. is a holding company, its access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At December 31, 2014, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends.
Financial Information About Segments
Altria Group, Inc.’s reportable segments are smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in an all other category due to the continued reduction of the lease portfolio of PMCC and the relative financial contribution of Altria Group, Inc.’s innovative tobacco products businesses to Altria Group, Inc.’s consolidated results.
Altria Group, Inc.’s chief operating decision maker reviews operating companies income to evaluate the performance of, and allocate resources to, the segments. Operating companies income for the segments is defined as operating income before amortization of intangibles and general corporate expenses. Interest and other debt expense, net, and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by Altria Group, Inc.’s chief operating decision maker. Net revenues and operating companies income (together with a reconciliation to earnings before income taxes) attributable to each such segment for each of the last three years are set forth in Note 15. Segment Reporting to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K (“Item 8”). Information about total assets by segment is not disclosed because such information is not reported to or used by Altria Group, Inc.’s chief operating decision maker. Segment goodwill and other intangible assets, net, are disclosed in Note 4. Goodwill and Other Intangible Assets, net to the consolidated financial statements in Item 8 (“Note 4”). The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements in Item 8 (“Note 2”).
The relative percentages of operating companies income (loss) attributable to each reportable segment and the all other category were as follows:

	2014	2013	2012

Smokeable products	87.2%	84.5%	83.7%
Smokeless products	13.4	12.2	12.5
Wine	1.7	1.4	1.4
All other	(2.3)	1.9	2.4
Total	100.0%	100.0%	100.0%

For items affecting the comparability of the relative percentages of operating companies income (loss) attributable to each reportable segment, see Note 15. Segment Reporting to the consolidated financial statements in Item 8 (“Note 15”).
Narrative Description of Business
Portions of the information called for by this Item are included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Operating Results by Business Segment of this Annual Report on Form 10-K.
Tobacco Space
Altria Group, Inc.’s tobacco operating companies include PM USA, USSTC and other subsidiaries of UST, Middleton and Nu Mark. Altria Group Distribution Company provides sales, distribution and consumer engagement services to Altria Group, Inc.’s tobacco operating companies.
The products of Altria Group, Inc.’s tobacco subsidiaries include smokeable tobacco products comprised of cigarettes manufactured and sold by PM USA and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; smokeless tobacco products, substantially all of which are manufactured and sold by USSTC; and innovative tobacco products, including e-vapor products manufactured and sold by Nu Mark.
▪Cigarettes: PM USA is the largest cigarette company in the United States, with total cigarette shipment volume in the United States of approximately 125.4 billion units in 2014, a decrease of 3.0% from 2013. Marlboro, the principal cigarette brand of PM USA, has been the largest-selling cigarette brand in the United States for over 35 years.
▪Cigars: Middleton is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco to customers, substantially all of which are located in the United States. Middleton sources a portion of its cigars from an importer through a third-party contract manufacturing arrangement. Total shipment volume for cigars was approximately 1.3 billion units in 2014, an increase of 6.1% from 2013. Black & Mild is the principal cigar brand of Middleton.
▪Smokeless tobacco products: USSTC is the leading producer and marketer of moist smokeless tobacco (“MST”) products. The smokeless products segment includes the premium brands, Copenhagen and Skoal, value brands, Red Seal and Husky, and Marlboro Snus, a premium PM USA spit-free smokeless tobacco product. Substantially all of the smokeless tobacco products are manufactured and sold to customers in the United States. Total smokeless products shipment volume was 793.3 million units in 2014, an increase of 0.7% from 2013.
▪Innovative tobacco products: Nu Mark participates in the e-vapor category and has developed and commercialized other innovative tobacco products. In addition, Nu Mark sources the production of its e-vapor products through overseas contract manufacturing arrangements. In 2013, Nu Mark introduced MarkTen e-vapor products in Indiana and Arizona. During 2014, Nu Mark expanded MarkTen nationally. In April 2014, Nu Mark acquired the e-vapor business of Green Smoke, Inc. and its affiliates (“Green Smoke”), which has been selling e-vapor products since 2009. For a further discussion of the acquisition of Green Smoke, see Note 3. Acquisition of Green Smoke to the consolidated financial statements in Item 8 (“Note 3”). Further, in December 2013, Altria Group, Inc.’s subsidiaries entered into a series of agreements with Philip Morris International Inc. (“PMI”) pursuant to which Altria Group, Inc.’s subsidiaries provide an exclusive license to PMI to sell Altria Group, Inc.’s subsidiaries’ e-vapor products outside the United States, and PMI’s subsidiaries provide an exclusive license to Altria Group, Inc.’s subsidiaries to sell two of PMI’s heated tobacco product technologies in the United States.
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
In June 2009, the President of the United States of America signed into law the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”), which provides the United States Food and Drug Administration (“FDA”) with broad authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of cigarettes, cigarette tobacco and smokeless tobacco products; the authority to require disclosures of related information; and the authority to enforce the FSPTCA and related regulations. The FSPTCA imposes restrictions on the advertising, promotion, sale and distribution of tobacco products, including at retail. The law also grants the FDA authority to extend the FSPTCA application, by regulation, to all other tobacco products, including cigars, pipe tobacco and electronic cigarettes. In April 2014, the FDA issued proposed regulations for other tobacco products, which as proposed would include machine-made large cigars, e-vapor products (such as electronic cigarettes), pipe tobacco and chewable tobacco-derived nicotine products marketed and sold by some of our tobacco subsidiaries. The proposed regulations would impose the FSPTCA regulatory framework, including the foregoing measures, on products manufactured, marketed and sold by Nu Mark and Middleton with potentially wide-ranging impact on their businesses. PM USA and USSTC are subject to quarterly user fees as a result of the FSPTCA, and the cost is being allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. PM USA, USSTC and other U.S. tobacco manufacturers have agreed to other marketing restrictions in the United States as part of the settlements of state health care cost recovery actions.
In the United States, under a contract growing program, PM USA purchases burley and flue-cured leaf tobaccos of various grades and styles directly from tobacco growers. Under the terms of this program, PM USA agrees to purchase the amount of tobacco specified in the grower contracts. PM USA also purchases a portion of its United States tobacco requirements through leaf merchants.
Tobacco production in the United States was historically subject to government controls, including the production control programs administered by the United States Department of Agriculture (the “USDA”). In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”), which applied to PM USA, Middleton and USSTC, was signed into law. FETRA eliminated the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the 10-year buy-out, which expired after the third quarter of 2014, was approximately $9.5 billion and was paid by manufacturers and importers of each kind of tobacco product subject to federal excise tax (“FET”). The cost was allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. As a result of FETRA, Altria Group, Inc.’s subsidiaries recorded charges to cost of sales of approximately $0.3 billion during the year ended December 31, 2014 and approximately $0.4 billion for each of the years ended December 31, 2013 and 2012.
The quota buy-out and the expiration of the quota buy-out did not have a material impact on Altria Group, Inc.’s 2014 consolidated results.
USSTC purchases burley, dark fire-cured and air-cured tobaccos of various grades and styles from domestic tobacco growers under a contract growing program as well as from leaf merchants.
Middleton purchases burley and dark air-cured tobaccos of various grades and styles through leaf merchants. Middleton does not have a contract growing program.
Altria Group, Inc.’s tobacco subsidiaries believe there is an adequate supply of tobacco in the world markets to satisfy their current and anticipated production requirements. See Item 1A. Risk Factors of this Annual Report on Form 10-K (“Item 1A”) and Tobacco Space - Business Environment - Price, Availability and Quality of Agricultural Products in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion of risks associated with tobacco supply.
Wine
Ste. Michelle is a producer of premium varietal and blended table wines. Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle, Columbia Crest and 14 Hands, and owns wineries in or distributes wines from several other wine regions and foreign countries. Ste. Michelle’s total 2014 wine shipment volume of approximately 8.4 million cases increased 4.8% from 2013.
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
Other Matters
▪Customers: The largest customer of PM USA, USSTC and Middleton, McLane Company, Inc., accounted for approximately 27% of Altria Group, Inc.’s consolidated net revenues for each of the years ended December 31, 2014, 2013 and 2012. Substantially all of these net revenues were reported in the smokeable products and smokeless products segments.
Sales to three distributors accounted for approximately 67% of net revenues for the wine segment for the year ended December 31, 2014 and 66% for each of the years ended December 31, 2013 and 2012.
▪Employees: At December 31, 2014, Altria Group, Inc. and its subsidiaries employed approximately 9,000 people.
▪Executive Officers of Altria Group, Inc.: The disclosure regarding executive officers is included in Item 10. Directors, Executive Officers and Corporate Governance - Executive Officers as of February 13, 2015 of this Annual Report on Form 10-K.
▪Research and Development: Research and development expense for the years ended December 31, 2014, 2013 and 2012 is set forth in Note 17. Additional Information to the consolidated financial statements in Item 8.
▪Intellectual Property: Trademarks are of material importance to Altria Group, Inc. and its operating companies, and are protected by registration or otherwise. In addition, as of December 31, 2014, the portfolio of over 650 United States patents owned by Altria Group, Inc.’s businesses, as a whole, was material to Altria Group, Inc. and its tobacco businesses. However, no one patent or group of related patents was material to Altria Group, Inc.’s business or its tobacco businesses as of December 31, 2014. Altria Group, Inc.’s businesses also have proprietary secrets, technology, know-how, processes and other intellectual property rights that are protected by appropriate confidentiality measures. Certain trade secrets are material to Altria Group, Inc. and its tobacco and wine businesses.

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
Item 1A. Risk Factors
The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, our results of operations, our cash flows, our financial position and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K.

We (1) may from time to time make written or oral forward-looking statements, including earnings guidance and other statements contained in filings with the SEC, reports to security holders, press releases and investor webcasts. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “forecasts,” “intends,” “projects,” “goals,” “objectives,” “guidance,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.
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
Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 46 states and Puerto Rico now limit the dollar amount of bonds or require no bond at all. As discussed in Note 18, Contingencies to the consolidated financial statements in Item 8 (“Note 18”), tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or the businesses of one or more of its subsidiaries, could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.
In certain litigation, PM USA faces potentially significant non-monetary remedies. For example, in the lawsuit brought by the United States Department of Justice, discussed in Note 18, the district court did not impose monetary penalties but ordered significant non-monetary remedies, including the issuance of “corrective statements” in various media.
Altria Group, Inc. and its subsidiaries have achieved substantial success in managing litigation. Nevertheless, litigation is subject to uncertainty, and significant challenges remain.
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
As described in Tobacco Space - Business Environment in Item 7, PM USA faces significant governmental and private sector actions, including efforts aimed at reducing the incidence of tobacco use and efforts seeking to hold PM USA responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke. These actions, combined with the diminishing social acceptance of smoking, have resulted in reduced cigarette industry volume, and we expect that these factors will continue to reduce cigarette consumption levels.
Actions by the FDA, other federal, state or local governments or agencies, including those actions described in Tobacco Space - Business Environment in Item 7, may impact the consumer acceptability of tobacco products, limit adult tobacco consumer choices, delay or prevent the launch of new or modified tobacco products or products with claims of reduced risk, restrict communications to adult tobacco consumers, restrict the ability to differentiate tobacco products, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing, labeling or packing requirements, require the recall or removal of tobacco products from the marketplace (including without limitation as a result of product contamination), interrupt manufacturing or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments. Any one or more of these actions may have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.
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
Each of our tobacco and wine subsidiaries is subject to intense competition and changes in adult consumer preferences. To be successful, they must continue to:
▪promote brand equity successfully;

▪	anticipate and respond to new and evolving adult consumer preferences;

▪	develop, manufacture, market and distribute products that appeal to adult consumers (including, where appropriate, through arrangements with, or investments in, third parties);
▪improve productivity; and

▪	protect or enhance margins through cost savings and price increases.
See Tobacco Space - Business Environment - Summary in Item 7 for additional discussion concerning evolving adult tobacco consumer preferences, including increased consumer awareness of, and expenditures on, e-vapor products. Continued growth of this product category could further contribute to reductions in cigarette consumption levels and cigarette industry sales volume and could adversely affect the growth rates of other tobacco products.
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
Altria Group, Inc.’s tobacco subsidiaries may be unsuccessful in developing and commercializing innovative tobacco products that may reduce the health risks associated with current tobacco products and that appeal to adult tobacco consumers.

Altria Group, Inc.’s tobacco subsidiaries continue to develop and commercialize innovative tobacco products, including new product technologies that may reduce the health risks associated with current tobacco products, while continuing to offer adult tobacco consumers (within and outside the United States) products that meet their taste expectations and evolving preferences. Examples include tobacco-containing and nicotine-containing products that reduce or eliminate exposure to cigarette smoke and/or constituents identified by public health authorities as harmful. These efforts may include arrangements with, or investments in, third parties. Our tobacco subsidiaries may not succeed in these efforts, which would have an adverse effect on the ability to grow new revenue streams.
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
If our tobacco subsidiaries do not succeed in their efforts to develop and commercialize innovative tobacco products or to obtain regulatory approval for the marketing or sale of products with claims of reduced risk, but one or more of their competitors do succeed, our tobacco subsidiaries may be at a competitive disadvantage.
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
Any significant change in tobacco leaf prices, quality or availability could adversely affect our tobacco subsidiaries’ profitability and business. For further discussion, see Tobacco Space - Business Environment - Price, Availability and Quality of Agricultural Products in Item 7.
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

Altria Group, Inc.’s reported earnings from and carrying value of its equity investment in SABMiller may be adversely affected by unfavorable foreign currency exchange rates and other factors.
For purposes of financial reporting, the earnings from and carrying value of our equity investment in SABMiller are translated into U.S. dollars from various local currencies. During times of a strengthening U.S. dollar against these currencies, our reported earnings from and carrying value of our equity investment in SABMiller will be reduced because the local currencies will translate into fewer U.S. dollars. The earnings from and carrying value of our equity investment in SABMiller are also subject to the risks encountered by SABMiller in its business.
Altria Group, Inc. may be required to write down intangible assets, including goodwill, due to impairment, which would reduce earnings.
We periodically calculate the fair value of our reporting units and intangible assets to test for impairment. This calculation may be affected by several factors, including general economic conditions, regulatory developments, changes in category growth rates as a result of changing adult consumer preferences, success of planned new product introductions, competitive activity and tobacco-related taxes. If an impairment is determined to exist, we will incur impairment losses, which will reduce our earnings.
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
At December 31, 2014, the smokeable products segment used four manufacturing and processing facilities. PM USA owns and operates two tobacco manufacturing and processing facilities located in the Richmond, Virginia area that are used in the manufacturing and processing of cigarettes. Middleton owns and operates two manufacturing and processing facilities - one in King of Prussia, Pennsylvania and one in Limerick, Pennsylvania

- that are used in the manufacturing and processing of cigars and pipe tobacco. In addition, PM USA owns a research and technology center in Richmond, Virginia that is leased to an affiliate, Altria Client Services Inc.
At December 31, 2014, the smokeless products segment used four smokeless tobacco manufacturing and processing facilities located in Franklin Park, Illinois; Hopkinsville, Kentucky; Nashville, Tennessee; and Richmond, Virginia, all of which are owned and operated by USSTC.
At December 31, 2014, the wine segment used 11 wine-making facilities - seven in Washington, three in California and one in Oregon. All of these facilities are owned and operated by Ste. Michelle, with the exception of a facility that is leased by Ste. Michelle in Washington. In addition, in order to support the production of its wines, the wine segment used vineyards in Washington, California and Oregon which are leased or owned by Ste. Michelle.
The plants and properties owned or leased and operated by Altria Group, Inc. and its subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs.
Item 3. Legal Proceedings.
The information required by this Item is included in Note 18 and Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K. Altria Group, Inc.’s consolidated financial statements and accompanying notes for the year ended December 31, 2014 were filed on Form 8-K on January 30, 2015 (such consolidated financial statements and accompanying notes are also included in Item 8). The following summarizes certain developments in Altria Group, Inc.’s litigation since the filing of such Form 8-K.
Recent Developments
Smoking and Health Litigation
▪Tentative Agreement to Resolve Federal Engle Progeny Cases:
On February 25, 2015, PM USA, R.J. Reynolds Tobacco Company and Lorillard Tobacco Company reached a tentative agreement to resolve approximately 415 pending federal Engle progeny cases (the “Agreement”). Under the terms of the Agreement, PM USA will pay $42.5 million. PM USA will record a pre-tax provision of $42.5 million in the first quarter of 2015. Federal cases that were in trial as of February 25, 2015 and those that have previously reached final verdict are not included in the Agreement. Engle progeny lawsuits pending in Florida state courts are also not part of the Agreement.
The Agreement is conditioned on approval by all federal-court plaintiffs in the cases resolved by the Agreement or as the parties otherwise agree. On February 25, 2015, the U.S. District Court for the Middle District of Florida issued an order staying all upcoming federal trials pending final approval of the Agreement.
▪Engle Progeny Trial Results:
In Caprio, on February 24, 2015, a Broward County jury returned a partial verdict in favor of plaintiff and against PM

USA, R.J. Reynolds Tobacco Company, Lorillard Tobacco Company and Liggett Group LLC. The jury found against defendants on class membership allocating 25% of the fault to PM USA. The jury also found $559,172 in economic damages. The jury deadlocked with respect to the intentional torts, certain elements of compensatory damages and punitive damages.
In McKeever, on February 20, 2015, a Broward County jury returned a verdict in favor of plaintiff and against PM USA awarding approximately $5.78 million in compensatory damages and allocating 60% of the fault to PM USA (an amount of approximately $3.48 million).  The jury also awarded plaintiff approximately $11.63 million in punitive damages.  However, the jury found in favor of PM USA on the statute of repose defense to plaintiff’s intentional tort and punitive damages claims.  The Florida Supreme Court is currently considering the applicability of the statue of repose defense in Engle progeny cases.
In McMannis, a Charlotte County jury returned a verdict in favor of PM USA on February 19, 2015.
In Landau, on February 19, 2015, a jury in the U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds Tobacco Company and Lorillard Tobacco Company awarding $100,000 in compensatory damages. One defendant settled the case.
In Sowers, a jury in the U.S. District Court for the Middle District of Florida returned a verdict in favor of PM USA on February 11, 2015.
In Boatright, on February 9, 2015, defendants filed a notice of appeal to the Florida Second District Court of Appeal.
Medical Monitoring Cases
Trial in the Donovan case is scheduled for January 25, 2016.
“Lights/Ultra-Lights” Cases
The re-trial in the Larsen case is scheduled to begin on February 22, 2016.
In the Price case, on February 9, 2015, plaintiffs filed a new motion seeking recusal or disqualification of Justice Karmeier, one of the Illinois Supreme Court justices.

Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal stock exchange on which Altria Group, Inc.’s common stock (par value $0.33 1/3 per share) is listed is the New York Stock Exchange. At February 13, 2015, there were approximately 74,000 holders of record of Altria Group, Inc.’s common stock.
Performance Graph
The graph below compares the cumulative total shareholder return of Altria Group, Inc.’s common stock for the last five years with the cumulative total return for the same period of the S&P 500 Index and the Altria Group, Inc. Peer Group Index (1). The graph assumes the investment of $100 in common stock and each of the indices as of the market close on December 31, 2009 and the reinvestment of all dividends on a quarterly basis.

Date	Altria Group, Inc.	Altria Group, Inc. Peer Group	S&P 500
December 2009	$100.00	$100.00	$100.00
December 2010	$133.92	$113.38	$115.06
December 2011	$170.96	$129.99	$117.49
December 2012	$191.08	$141.36	$136.27
December 2013	$245.66	$176.72	$180.40
December 2014	$330.43	$198.76	$205.08
Source: Bloomberg - “Total Return Analysis” calculated on a daily basis and assumes reinvestment of dividends as of the ex-dividend date.
(1)The Altria Group, Inc. Peer Group consists of 13 U.S.-headquartered consumer product companies that are competitors to Altria Group, Inc.’s tobacco operating companies subsidiaries or that have been selected on the basis of revenue or market capitalization: Campbell Soup Company, The Coca-Cola Company, Colgate-Palmolive Company, ConAgra Foods, Inc., General Mills, Inc., The Hershey Company, Kellogg Company, Kimberly-Clark Corporation, Mondelēz International, Inc., Kraft Foods Group, Inc., Lorillard, Inc., PepsiCo, Inc. and Reynolds American Inc.
Note - On October 1, 2012, Kraft Foods Inc. (KFT) spun off Kraft Foods Group, Inc. (KRFT) to its shareholders and then changed its name from Kraft Foods Inc. to Mondelēz International, Inc. (MDLZ).

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2014
Altria Group, Inc.’s Board of Directors (the “Board of Directors”), authorized a $1.0 billion share repurchase program in July 2014 (the “July 2014 share repurchase program”), which Altria Group, Inc. expects to complete by the end of 2015. The timing of share repurchases under the July 2014 share repurchase program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended December 31, 2014, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

October 1- October 31, 2014	543,248	$45.88	543,000	$752,882,710
November 1- November 30, 2014	2,112,000	$49.25	2,112,000	$648,865,971
December 1- December 31, 2014	2,873,672	$50.45	2,585,000	$518,341,843
For the Quarter Ended December 31, 2014	5,528,920	$49.54

(1)
The total number of shares purchased include (a) shares purchased under the July 2014 share repurchase program (which totaled 543,000 shares in October, 2,112,000 shares in November and 2,585,000 shares in December) and (b) shares withheld by Altria Group, Inc. in an amount equal to the statutory withholding taxes for holders who vested in restricted and deferred stock, and forfeitures of restricted stock for which consideration was paid in connection with termination of employment of certain employees (which totaled 248 shares in October and 288,672 shares in December).

The other information called for by this Item is included in Note 20. Quarterly Financial Data (Unaudited) to the consolidated financial statements in Item 8.

Item 6. Selected Financial Data.
(in millions of dollars, except per share and employee data)

	2014	2013	2012	2011	2010
Summary of Operations:
Net revenues	$24,522	$24,466	$24,618	$23,800	$24,363
Cost of sales	7,785	7,206	7,937	7,680	7,704
Excise taxes on products	6,577	6,803	7,118	7,181	7,471
Operating income	7,620	8,084	7,253	6,068	6,228
Interest and other debt expense, net	808	1,049	1,126	1,216	1,133
Earnings from equity investment in SABMiller	1,006	991	1,224	730	628
Earnings before income taxes	7,774	6,942	6,477	5,582	5,723
Pre-tax profit margin	31.7%	28.4%	26.3%	23.5%	23.5%
Provision for income taxes	2,704	2,407	2,294	2,189	1,816
Net earnings	5,070	4,535	4,183	3,393	3,907
Net earnings attributable to Altria Group, Inc.	5,070	4,535	4,180	3,390	3,905
Basic and Diluted EPS — net earnings attributable to Altria Group, Inc.	2.56	2.26	2.06	1.64	1.87
Dividends declared per share	2.00	1.84	1.70	1.58	1.46
Weighted average shares (millions) — Basic	1,978	1,999	2,024	2,064	2,077
Weighted average shares (millions) — Diluted	1,978	1,999	2,024	2,064	2,079
Capital expenditures	163	131	124	105	168
Depreciation	188	192	205	233	256
Property, plant and equipment, net	1,983	2,028	2,102	2,216	2,380
Inventories	2,040	1,879	1,746	1,779	1,803
Total assets	34,475	34,859	35,329	36,751	37,402
Long-term debt	13,693	13,992	12,419	13,089	12,194
Total debt	14,693	14,517	13,878	13,689	12,194
Total stockholders’ equity	3,010	4,118	3,170	3,683	5,195
Common dividends declared as a % of Basic and Diluted EPS	78.1%	81.4%	82.5%	96.3%	78.1%
Book value per common share outstanding	1.53	2.07	1.58	1.80	2.49
Market price per common share — high/low	51.67-33.80	38.58-31.85	36.29-28.00	30.40-23.20	26.22-19.14
Closing price per common share at year end	49.27	38.39	31.44	29.65	24.62
Price/earnings ratio at year end — Basic and Diluted	19	17	15	18	13
Number of common shares outstanding at year end (millions)	1,971	1,993	2,010	2,044	2,089
Approximate number of employees	9,000	9,000	9,100	9,900	10,000
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
Description of the Company
At December 31, 2014, Altria Group, Inc.’s wholly-owned subsidiaries included PM USA, which is engaged predominantly in the manufacture and sale of cigarettes in the United States; Middleton, which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST, which through its wholly-owned subsidiaries, including USSTC and Ste. Michelle, is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark, a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and PMCC, a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services Inc., which provides various support services, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. In addition, Nu Mark and Middleton use third-party contract manufacturing arrangements in the manufacture of their products. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At December 31, 2014, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At December 31, 2014, Altria Group, Inc. also held approximately 27% of the economic and voting interest of SABMiller, which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends.
Altria Group, Inc.’s reportable segments are smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in an all other category due to the continued reduction of the lease portfolio of PMCC and the relative financial contribution of Altria Group, Inc.’s innovative tobacco products businesses to Altria Group, Inc.’s consolidated results.

Executive Summary
The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.
Consolidated Results of Operations
The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the year ended December 31, 2014, from the year ended December 31, 2013, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the year ended December 31, 2013	$4,535	$2.26
2013 NPM Adjustment Items	(427)	(0.21)
2013 Asset impairment, exit and implementation costs	7	—
2013 Tobacco and health litigation items	14	0.01
2013 SABMiller special items	20	0.01
2013 Loss on early extinguishment of debt	678	0.34
2013 Tax items	(64)	(0.03)
Subtotal 2013 special items	228	0.12
2014 NPM Adjustment Items	56	0.03
2014 Asset impairment, exit, integration and acquisition-related costs	(14)	(0.01)
2014 Tobacco and health litigation items	(28)	(0.01)
2014 SABMiller special items	(17)	(0.01)
2014 Loss on early extinguishment of debt	(28)	(0.02)
2014 Tax items	14	0.01
Subtotal 2014 special items	(17)	(0.01)
Fewer shares outstanding	—	0.03
Change in tax rate	86	0.04
Operations	238	0.12
For the year ended December 31, 2014	$5,070	$2.56
See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

▪	Fewer Shares Outstanding: Fewer shares outstanding during 2014 compared with 2013 were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase programs.

▪
Change in Tax Rate: The change in tax rate was due primarily to a reduction in certain consolidated tax benefits in 2013 resulting from the 2013 debt tender offer, and an increased recognition of foreign tax credits in 2014 primarily associated with SABMiller dividends.

▪	Operations: The increase of $238 million in operations shown in the table above was due primarily to the following:

▪	higher income from the smokeable products segment; and
▪lower interest and other debt expense, net;
partially offset by:

▪	higher investment spending in the innovative tobacco products businesses; and
▪lower income from the financial services business.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.
2015 Forecasted Results
In January 2015, Altria Group, Inc. forecasted that its 2015 full-year adjusted diluted EPS growth rate is expected to be in the range of 7% to 9% over 2014 full-year adjusted diluted EPS. This forecasted growth rate excludes the net expenses in the table below.
The factors described in Item 1A represent continuing risks to this forecast.
Expense (Income), Net Excluded from Adjusted Diluted EPS

	2015	2014
NPM Adjustment Items	$—	$(0.03)
Asset impairment, exit, integration and acquisition-related costs	—	0.01
Tobacco and health litigation items [1]	0.02	0.01
SABMiller special items	—	0.01
Loss on early extinguishment of debt	—	0.02
Tax items	—	(0.01)
	$0.02	$0.01

1 The 2015 amount represents a provision that will be recorded by PM USA in the first quarter of 2015 related to the tentative agreement to resolve approximately 415 pending federal Engle progeny cases.
See Item 3.
Altria Group, Inc. reports its financial results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Altria Group, Inc.’s management reviews certain financial results, including diluted EPS, on an adjusted basis, which exclude certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, SABMiller special items, certain tax items, charges associated with tobacco and health litigation items, and settlements of, and determinations made in connection with, disputes with certain states and territories related to the non-participating manufacturer (“NPM”) adjustment provision under the 1998 Master Settlement Agreement (the “MSA”) for the years 2003-2012 (such settlements and determinations are referred to collectively as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 18). Altria Group, Inc.’s management does not view any of these special items to be part of Altria Group, Inc.’s sustainable results as they may be highly variable, are difficult to predict and can distort underlying business trends and results. Altria Group, Inc.’s management believes that these adjusted financial measures provide useful insight into underlying business trends and results and provide a more meaningful comparison of year-over-year results. Adjusted financial measures are used by management and regularly provided to Altria Group, Inc.’s chief operating decision maker for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. These adjusted financial measures are not consistent with U.S. GAAP, and should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.
Altria Group, Inc.’s full-year adjusted diluted EPS guidance excludes the impact of certain income and expense items, including those items noted in the preceding paragraph. Altria Group, Inc.’s management cannot estimate on a forward-looking basis the impact of these items on Altria Group, Inc.’s reported diluted EPS because these items, which could be significant, are difficult to predict and may be highly variable. As a result, Altria Group, Inc. does not provide a corresponding U.S. GAAP measure for, or a reconciliation to, its adjusted diluted EPS guidance.
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
▪Revenue Recognition: Altria Group, Inc.’s businesses recognize revenues, net of sales incentives and sales returns, and including shipping and handling charges billed to customers, upon shipment of goods when title and risk of loss pass to customers. Payments received in advance of revenue recognition are deferred and recorded in other accrued liabilities until revenue is recognized. Altria Group, Inc.’s businesses also include excise taxes billed to customers in net revenues. Shipping and handling costs are classified as part of cost of sales.
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
Goodwill and indefinite-lived intangible assets recorded by Altria Group, Inc. at December 31, 2014 relate primarily to the acquisitions of Green Smoke in 2014, UST in 2009 and Middleton in 2007. Altria Group, Inc. conducts a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require Altria Group, Inc. to perform an interim review. If the carrying value of goodwill exceeds its fair value, which is determined using discounted cash flows, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the implied fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, which is determined using discounted cash flows, the intangible asset is considered impaired and is reduced to fair value.
Goodwill and indefinite-lived intangible assets, by reporting unit at December 31, 2014 were as follows:

(in millions)	Goodwill	Indefinite-Lived Intangible Assets
Cigarettes	$—	$2
Smokeless products	5,023	8,801
Cigars	77	2,640
Wine	74	258
E-vapor	111	10
Total	$5,285	$11,711
During 2014, 2013 and 2012, Altria Group, Inc. completed its quantitative annual impairment test of goodwill and indefinite-lived intangible assets, and no impairment charges resulted.
At December 31, 2014, (i) the estimated fair values of the indefinite-lived intangible assets within the smokeless products, cigars and wine reporting units (except for the Skoal trademark in the smokeless products reporting unit and the Columbia Crest trademark in the wine reporting unit) substantially exceeded their carrying values, (ii) the carrying values of the Skoal and Columbia Crest trademarks were $3.9 billion and $54 million, respectively, and (iii) the estimated fair value of the smokeless products reporting unit did not substantially exceed its carrying value.
At December 31, 2014, the estimated fair value of the Skoal trademark exceeded its carrying value by approximately 17%, and the estimated fair value of the smokeless products reporting unit exceeded its carrying value by approximately 20%. In the smokeless products reporting unit, 2014 results for Skoal were impacted by strategies to enhance Skoal’s equity and targeted investments to narrow price gaps, which are expected to strengthen the brand over the long term. In addition, USSTC estimates that the smokeless products category volume growth rate slowed to approximately 2% for 2014 as compared to approximately 5.5% for 2013. USSTC continues to believe that the smokeless category’s growth rate is best determined over a longer time horizon and will continue to monitor industry volume closely.
In 2014, Altria Group, Inc. used an income approach to estimate the fair values of its reporting units and its indefinite-lived intangible assets. The income approach reflects the discounting of expected future cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows. The average discount rate used in performing the valuations was approximately 10%.
In performing the 2014 discounted cash flow analysis, Altria Group, Inc. made various judgments, estimates and assumptions, the most significant of which were volume, income, growth rates and discount rates. The analysis incorporated assumptions used in Altria Group, Inc.’s long-term financial forecast and also included market participant assumptions regarding the highest and best use of Altria Group, Inc.’s indefinite-lived intangible assets. Assumptions are also made for perpetual growth rates for periods beyond the long-term financial forecast. Fair value calculations are sensitive to changes in these estimates and assumptions, some of which relate to broader macroeconomic conditions outside of Altria Group, Inc.’s control.
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
For additional information on goodwill and other intangible assets, see Note 4.
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
▪Contingencies: As discussed in Note 18 and Item 3, legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria Group, Inc. and its subsidiaries, including PM USA and UST and its subsidiaries, as well as their respective indemnitees. In 1998, PM USA and certain other U.S. tobacco product manufacturers entered into the MSA with 46 states and various other governments and jurisdictions to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other U.S. tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). PM USA’s portion of ongoing adjusted payments and legal fees is based on its relative share of the settling manufacturers’ domestic cigarette shipments, including roll-your-own cigarettes, in the year preceding that in which the payment is due. PM USA, USSTC and Middleton were also subject to payment obligations imposed by FETRA. The FETRA payment obligations expired after the third quarter of 2014. In addition, in June 2009, PM USA and USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements, FETRA and the FDA user fees are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.’s subsidiaries recorded approximately $4.9 billion, $4.4 billion and $5.1 billion of charges to cost of sales for the years ended December 31, 2014, 2013 and 2012, respectively. The 2014 and 2013 amounts included reductions to cost of sales of $43 million and $664 million, respectively, related to the NPM Adjustment Items discussed further below and in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 18. In addition, the 2014 amount included a decrease in the charge to cost of sales of approximately $100 million, reflecting the expiration of the obligations imposed by FETRA after the third quarter of 2014.
Altria Group, Inc. and its subsidiaries record provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except to the extent discussed in Note 18 and Item 3: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Litigation defense costs are expensed as incurred and included in marketing, administration and research costs on the consolidated statements of earnings.
▪Employee Benefit Plans: As discussed in Note 16. Benefit Plans to the consolidated financial statements in Item 8 (“Note 16”), Altria Group, Inc. provides a range of benefits to its employees and retired employees, including pensions, postretirement health care and postemployment benefits (primarily severance). Altria Group, Inc. records annual amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions as to discount rates, assumed rates of return on plan assets, mortality, compensation increases, turnover rates and health care cost trend rates. Altria Group, Inc. reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. Any effect of the modifications is generally amortized over future periods.

Altria Group, Inc. recognizes the funded status of its defined benefit pension and other postretirement plans on the consolidated balance sheet and records as a component of other comprehensive earnings (losses), net of deferred income taxes, the gains or losses and prior service costs or credits that have not been recognized as components of net periodic benefit cost.
At December 31, 2014, Altria Group, Inc.’s discount rate assumptions for its pension and postretirement plans decreased to 4.1% and 4.0%, respectively, from 4.9% and 4.8%, respectively, at December 31, 2013. In addition, at December 31, 2014, Altria Group, Inc. updated its mortality assumptions to reflect longer life expectancy for its defined benefit pension plan and postretirement health care plan participants. Altria Group, Inc. presently anticipates an increase of approximately $100 million in its 2015 pre-tax pension and postretirement expense versus 2014, not including amounts in each year, if any, related to termination, settlement and curtailment. This anticipated increase is due primarily to the impact of the updated mortality assumptions ($70 million). The impact of the lower discount rate was largely offset by the impact of higher than expected returns on plan assets. A 50 basis point decrease (increase) in Altria Group, Inc.’s discount rates would increase (decrease) Altria Group, Inc.’s pension and postretirement expense by approximately $52 million. Similarly, a 50 basis point decrease (increase) in the expected return on plan assets would increase (decrease) Altria Group, Inc.’s pension expense by approximately $34 million. See Note 16 for a sensitivity discussion of the assumed health care cost trend rates.
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
As discussed in Note 14. Income Taxes to the consolidated financial statements in Item 8 (“Note 14”), Altria Group, Inc. recognized income tax benefits and charges in the consolidated statements of earnings during 2014, 2013 and 2012 as a result of various tax events.
▪Leasing: Substantially all of PMCC’s net revenues in 2014 related to income on leveraged leases and related gains on asset sales. Income attributable to leveraged leases is initially recorded as unearned income, which is included in the line item finance assets, net, on Altria Group, Inc.’s consolidated balance sheets and subsequently recognized as revenue over the terms of the respective leases at constant after-tax rates of return on the positive net investment balances. As discussed in Note 7, PMCC lessees are affected by bankruptcy filings, credit rating changes and financial market conditions.
PMCC’s investment in leases is included in the line item finance assets, net, on the consolidated balance sheets as of December 31, 2014 and 2013. At December 31, 2014, PMCC’s
net finance receivables of approximately $1.7 billion, which are included in finance assets, net, on Altria Group, Inc.’s consolidated balance sheet, consisted of rents receivable ($3.4 billion) and the residual value of assets under lease ($0.8 billion), reduced by third-party nonrecourse debt ($2.1 billion) and unearned income ($0.4 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, on Altria Group, Inc.’s consolidated balance sheets. Finance assets, net, of $1.6 billion at December 31, 2014 also included an allowance for losses.
Estimated residual values represent PMCC’s estimate at lease inception as to the fair values of assets under lease at the end of the non-cancelable lease terms. The estimated residual values are reviewed annually by PMCC’s management, which includes analysis of a number of factors, including activity in the relevant industry. If necessary, revisions are recorded to reduce the residual values. In 2014 and 2012, PMCC’s annual review of estimated residual values resulted in a decrease of $63 million and $19 million, respectively, to unguaranteed residual values. These decreases in unguaranteed residual values resulted in a reduction to PMCC’s net revenues of $26 million and $8 million in 2014 and 2012, respectively. There were no such adjustments in 2013.
PMCC considers rents receivable past due when they are beyond the grace period of their contractual due date. PMCC stops recording income (“non-accrual status”) on rents receivable when contractual payments become 90 days past due or earlier if management believes there is significant uncertainty of collectability of rent payments, and resumes recording income when collectability of rent payments is reasonably certain. Payments received on rents receivable that are on non-accrual status are used to reduce the rents receivable balance. Write-offs to the allowance for losses are recorded when amounts are deemed to be uncollectible. There were no rents receivable on non-accrual status at December 31, 2014.
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
Consolidated Operating Results

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Net Revenues:
Smokeable products	$21,939	$21,868	$22,216
Smokeless products	1,809	1,778	1,691
Wine	643	609	561
All other	131	211	150
Net revenues	$24,522	$24,466	$24,618
Excise Taxes on Products:
Smokeable products	$6,416	$6,651	$6,984
Smokeless products	138	130	113
Wine	23	22	21
Excise taxes on products	$6,577	$6,803	$7,118
Operating Income:
Operating companies income (loss):
Smokeable products	$6,873	$7,063	$6,239
Smokeless products	1,061	1,023	931
Wine	134	118	104
All other	(185)	157	176
Amortization of intangibles	(20)	(20)	(20)
General corporate expenses	(241)	(235)	(229)
Changes to Mondelēz and PMI tax-related receivables/payables	(2)	(22)	52
Operating income	$7,620	$8,084	$7,253
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
The following events that occurred during 2014, 2013 and 2012 affected the comparability of statement of earnings amounts.
▪NPM Adjustment Items: For the years ended December 31, 2014 and 2013, pre-tax income for NPM Adjustment Items was recorded in Altria Group, Inc.’s consolidated statements of earnings as follows:

(in millions)	2014	2013

Smokeable products segment	$43	$664
Interest and other debt expense, net	47	—
Total	$90	$664
The amounts shown in the table above for the smokeable products segment were recorded by PM USA as reductions to costs of sales, which increased operating companies income in the smokeable products segment. For further discussion, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 18.
▪Tobacco and Health Litigation Items: For the years ended December 31, 2014, 2013 and 2012, pre-tax charges related to certain tobacco and health litigations items were recorded in Altria Group, Inc.’s consolidated statements of earnings as follows:

(in millions)	2014	2013	2012

Smokeable products segment	$27	$18	$4
General corporate	15	—	—
Interest and other debt expense, net	2	4	1
Total	$44	$22	$5
During the second quarter of 2014, Altria Group, Inc. and PM USA recorded an aggregate pre-tax charge of $31 million in marketing, administration and research costs for the estimated costs of implementing the corrective communications remedy in connection with the federal government’s lawsuit against Altria Group, Inc. and PM USA. For further discussion, see Health Care Cost Recovery Litigation - Federal Government Lawsuit in Note 18.
▪Asset Impairment, Exit, Integration and Acquisition-Related Costs: Pre-tax asset impairment, exit, integration and acquisition-related costs for the years ended December 31, 2014, 2013 and 2012 were $21 million, $11 million and $61 million, respectively.
For 2014, these costs consisted primarily of integration and acquisition-related costs of $28 million related to the acquisition of Green Smoke, partially offset by a pre-tax gain of $10 million from the sale of PM USA’s Cabarrus, North Carolina manufacturing facility during the second quarter of 2014. For further discussion of the Green Smoke acquisition, see Note 3.
For 2012, these costs were primarily due to Altria Group, Inc.’s cost reduction program announced in 2011 (the “2011 Cost Reduction Program”).
For a breakdown of asset impairment and exit costs by segment, see Note 15.
▪PMCC Leveraged Lease Benefit: During the second quarter of 2012, Altria Group, Inc. entered into a closing agreement (the “Closing Agreement”) with the Internal Revenue Service (“IRS”) that conclusively resolved the federal income tax treatment for all prior and future tax years of certain leveraged lease transactions entered into by PMCC. As a result of the Closing Agreement, Altria Group, Inc. recorded a one-time net earnings benefit of $68 million during the second quarter of 2012 due primarily to lower than estimated interest on tax underpayments. See Note 7 and Note 14 for a further discussion of the Closing Agreement.

▪Loss on Early Extinguishment of Debt: During the fourth quarter of 2014, UST redeemed in full its $300 million (aggregate principal amount) 5.75% senior notes due 2018.
In addition, during the fourth quarter of 2013 and the third quarter of 2012, Altria Group, Inc. completed debt tender offers to purchase for cash certain of its senior unsecured notes in aggregate principal amounts of $2.1 billion and $2.0 billion, respectively.
As a result of the UST debt redemption and the Altria Group, Inc. debt tender offers, pre-tax losses on early extinguishment of debt were recorded as follows:

(in millions)	2014	2013	2012

Premiums and fees	$44	$1,054	$864
Write-off of unamortized debt discounts and debt issuance costs	—	30	10
Total	$44	$1,084	$874
For further discussion, see Note 9. Long-Term Debt to the consolidated financial statements in Item 8 (“Note 9”).
▪SABMiller Special Items: Altria Group, Inc.’s earnings from its equity investment in SABMiller for 2012 included net pre-tax income of $248 million, consisting of gains resulting from SABMiller’s strategic alliance transactions with Anadolu Efes and Castel, partially offset by costs for SABMiller’s “business capability programme” and costs related to SABMiller’s acquisition of Foster’s Group Limited.
▪Tax Items: Tax items for 2014 included the reversal of tax accruals no longer required. Tax items for 2013 included the reversal of tax accruals no longer required and the recognition of previously unrecognized foreign tax credits primarily associated with SABMiller dividends. Excluding the tax impact included in the PMCC leveraged lease benefit, tax items for 2012 included the reversal of tax reserves and associated interest due primarily to the closure in 2012 of the IRS audit of Altria Group, Inc. and its consolidated subsidiaries’ 2004 - 2006 tax years. For further discussion, see Note 14.
2014 Compared with 2013
The following discussion compares consolidated operating results for the year ended December 31, 2014, with the year ended December 31, 2013.
Net revenues, which include excise taxes billed to customers, were essentially unchanged, due primarily to higher net revenues in all reportable segments, offset by lower gains on asset sales in the financial services business.
Excise taxes on products decreased $226 million (3.3%), due primarily to lower smokeable products shipment volume.
Cost of sales increased $579 million (8.0%), due primarily to higher NPM Adjustment Items in 2013.
Marketing, administration and research costs increased $199 million (8.5%), due primarily to higher investment spending in the innovative tobacco products businesses, lower reductions to the allowance for losses in the financial services business and higher costs in the smokeable products segment.
Operating income decreased $464 million (5.7%), due primarily to lower operating results from the smokeable products segment (which reflected higher NPM Adjustment Items in 2013), higher investment spending in the innovative tobacco products businesses and lower income from the financial services business, partially offset by higher operating results from the smokeless products segment.
Interest and other debt expense, net, decreased $241 million (23.0%) due primarily to lower interest costs on debt as a result of debt maturities in 2013 and 2014, and debt refinancing activities during 2013, as well as interest income recorded in 2014 as a result of the NPM Adjustment Items.
Net earnings attributable to Altria Group, Inc. of $5,070 million increased $535 million (11.8%), due primarily to lower losses on early extinguishment of debt, lower interest and other debt expense, net, partially offset by lower operating income. Diluted and basic EPS attributable to Altria Group, Inc. of $2.56, each increased by 13.3% due to higher net earnings attributable to Altria Group, Inc. and fewer shares outstanding.
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
Cost of sales decreased $731 million (9.2%), due primarily to NPM Adjustment Items and lower smokeable products shipment volume, partially offset by higher per unit settlement charges.
Marketing, administration and research costs increased $39 million (1.7%), due primarily to spending related to the innovative tobacco products businesses and a postretirement benefit plan curtailment gain in 2012 related to the 2011 Cost Reduction Program, partially offset by lower spending in the smokeable products segment as a result of cost reduction initiatives.
Operating income increased $831 million (11.5%), due primarily to higher operating results from the smokeable products segment (which includes NPM Adjustment Items) and higher operating results from the smokeless products segment, partially offset by changes to Mondelēz International, Inc. (“Mondelēz”) and PMI tax-related receivables/payables as discussed further in Note 14.
Interest and other debt expense, net, decreased $77 million (6.8%) due primarily to lower interest costs on debt as a result of debt refinancing activities related to the debt tender offer in 2012.
Earnings from Altria Group, Inc.’s equity investment in SABMiller decreased $233 million (19.0%), due primarily to

SABMiller special items (which included gains of $342 million resulting from SABMiller’s strategic alliance transactions with Anadolu Efes and Castel in 2012).
Altria Group, Inc.’s effective income tax rate decreased 0.7 percentage points to 34.7%, due primarily to an increased recognition of foreign tax credits in 2013 primarily associated with SABMiller dividends, and the resolution of various Mondelēz and PMI tax matters during 2013 and 2012, partially offset by the leveraged lease benefit recorded by PMCC during the second quarter of 2012.
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
Tobacco Space
Business Environment
Summary
The United States tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of our tobacco subsidiaries and our consolidated results of operations, cash flows or financial position. These challenges, some of which are discussed in more detail below, in Note 18, Item 1A and Item 3, include:

▪	pending and threatened litigation and bonding requirements;

▪	the requirement to issue “corrective statements” in various media in connection with the federal government’s lawsuit;

▪	restrictions and requirements imposed by the FSPTCA, and restrictions and requirements that have been, and in the future will be, imposed by the FDA under this statute;

▪	actual and proposed excise tax increases, as well as changes in tax structures and tax stamping requirements;

▪	bans and restrictions on tobacco use imposed by governmental entities and private establishments and employers;

▪	other federal, state and local government actions, including:

▪	increases in the minimum age to purchase tobacco products above the current federal minimum age of 18;

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

▪
changes in adult tobacco consumer purchase behavior, which is influenced by various factors such as economic conditions, excise taxes and price gap relationships, may result in adult tobacco consumers switching to discount products or other lower priced tobacco products;

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
Altria Group, Inc. and its tobacco subsidiaries work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the United States through innovation and adjacency growth strategies (including, where appropriate, arrangements with, or investments in, third parties). For example, Nu Mark entered the e-vapor category in 2013 with the introduction of MarkTen e-vapor products into two lead markets. Nu Mark completed the national expansion of MarkTen products in December 2014. In addition, as further discussed in Note 3, in April 2014, Nu Mark completed the acquisition of the e-vapor business of Green Smoke. See the discussions regarding new product technologies, adjacency growth strategy and evolving consumer preferences in Item 1A for certain risks associated with the foregoing discussion.
We have provided additional detail on the following topics below:
▪FSPTCA and FDA Regulation;
▪Excise Taxes;
▪International Treaty on Tobacco Control;
▪State Settlement Agreements;
▪Other Federal, State and Local Regulation and Activity;
▪Illicit Trade in Tobacco Products;

▪	Price, Availability and Quality of Agricultural Products; and
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
Among other measures, the FSPTCA:

▪	imposes restrictions on the advertising, promotion, sale and distribution of tobacco products, including at retail;

▪	bans descriptors such as “light,” “mild” or “low” or similar descriptors when used as descriptors of modified risk unless expressly authorized by the FDA;

▪	requires extensive product disclosures to the FDA and may require public disclosures;

▪	prohibits any express or implied claims that a tobacco product is or may be less harmful than other tobacco products without FDA authorization;

▪	imposes reporting obligations relating to contraband activity and grants the FDA authority to impose recordkeeping and other obligations to address illicit trade in tobacco products;

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

▪	equips the FDA with a variety of investigatory and enforcement tools, including the authority to inspect tobacco product manufacturing and other facilities.
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
▪Impact on Our Business; Compliance Costs and User Fees: Regulations imposed and other regulatory actions taken by the FDA under the FSPTCA could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries in a number of different ways. For example, actions by the FDA could:

▪	impact the consumer acceptability of tobacco products;

▪	delay, discontinue or prevent the sale or distribution of existing, new or modified tobacco products;

▪	limit adult tobacco consumer choices;

▪	impose restrictions on communications with adult tobacco consumers;

▪	create a competitive advantage or disadvantage for certain tobacco companies;

▪	impose additional manufacturing, labeling or packaging requirements;

▪	impose additional restrictions at retail;

▪	result in increased illicit trade in tobacco products; or

▪	otherwise significantly increase the cost of doing business.
The failure to comply with FDA regulatory requirements, even inadvertently, and FDA enforcement actions could also have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.
The FSPTCA imposes fees on tobacco product manufacturers and importers to pay for the cost of regulation and other matters. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation and then among manufacturers and importers within each respective category based on their relative market shares, all as prescribed by the statute and FDA regulations. Payments for user fees are subject to adjustment for several factors, including inflation, market share and industry volume. For a discussion of the impact of the FDA user fee payments on Altria Group, Inc., see Financial Review -

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation below. In addition, compliance with the FSPTCA’s regulatory requirements has resulted and will continue to result in additional costs for our tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter or year to date but could become material, either individually or in the aggregate, and will depend on the nature of the requirements imposed by the FDA.
▪Investigation and Enforcement: The FDA has a number of investigatory and enforcement tools available to it, including document requests and other required information submissions, facility inspections, examinations and investigations, injunction proceedings, monetary penalties, product withdrawals and recalls, and product seizures. The use of any of these investigatory or enforcement tools by the FDA could result in significant costs to the tobacco businesses of Altria Group, Inc. or otherwise have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.
▪TPSAC

▪
The Role of the TPSAC: As required by the FSPTCA, the FDA has established a tobacco product scientific advisory committee (the “TPSAC”), which consists of voting and non-voting members, to provide advice, reports, information and recommendations to the FDA on scientific and health issues relating to tobacco products.

▪
Challenge to TPSAC Membership: In February 2011, Lorillard Tobacco Company (“Lorillard”) and R.J. Reynolds Tobacco Company (“R.J. Reynolds”) filed suit in the U.S. District Court for the District of Columbia against the United States Department of Health and Human Services and individual defendants (sued in their official capacities) asserting that the composition of the TPSAC and the composition of the Constituents Subcommittee of the TPSAC violates several federal laws, including the Federal Advisory Committee Act, because four of the voting members of the TPSAC have financial and other conflicts (including service as paid experts for plaintiffs in tobacco litigation). In July 2014, the district court granted plaintiffs’ summary judgment motion, in part, and denied defendants’ summary judgment motion, ordering the FDA to reconstitute the TPSAC and barring defendants from relying on the TPSAC report on menthol, discussed below. The FDA filed a notice of appeal to the U.S. Court of Appeals for the District of Columbia Circuit in September 2014.

▪
TPSAC Action on Menthol: As mandated by the FSPTCA, in March 2011, the TPSAC submitted to the FDA a report on the impact of the use of menthol in cigarettes on the public health and related recommendations. The TPSAC report stated that “[m]enthol cigarettes have an adverse impact on public health in the United States.”  The TPSAC report recommended, among other things, that the “[r]emoval of menthol cigarettes from the marketplace would benefit public health in the United States.”  The TPSAC report noted the potential that any ban on menthol cigarettes could lead to an increase in contraband cigarettes and other potential unintended consequences and suggested that the FDA consult with appropriate experts on this matter.  The TPSAC report also recommended that additional research could address gaps in understanding menthol cigarettes.
In March 2011, PM USA submitted a report to the FDA outlining its position that neither science nor other evidence demonstrates that regulatory actions or restrictions related to the use of menthol cigarettes are warranted. The report noted PM USA’s belief that significant restrictions on the use of menthol cigarettes would have unintended consequences detrimental to public health and society. The FDA has stated that the TPSAC report is only a recommendation, and, in July 2013, the FDA released its preliminary scientific evaluation on menthol, which states “that menthol cigarettes pose a public health risk above that seen with non-menthol cigarettes.” At the same time, the FDA also issued an advance notice of proposed rulemaking requesting comments on the FDA’s preliminary scientific evaluation and information that may inform potential regulatory actions regarding menthol in cigarettes or other tobacco products. In November 2013, PM USA submitted comments to the FDA raising a number of concerns with the preliminary scientific evidence, including comments demonstrating that menthol cigarettes do not affect population harm differently than non-menthol cigarettes. PM USA also reiterated that significant restrictions on the use of menthol in cigarettes would have unintended consequences detrimental to public health and society. No future action can be taken by the FDA to regulate the manufacture, marketing or sale of menthol cigarettes (including a possible ban) until the completion of the rulemaking process. As noted above, the FDA is subject to a July 2014 court order that bars it from relying on the TPSAC report, although the FDA is currently appealing that order. At this time, it is unclear how the FDA plans to proceed while that appeal is pending.
▪Final Tobacco Marketing Rule: As required by the FSPTCA, the FDA re-promulgated in March 2010 a wide range of advertising and promotion restrictions in substantially the same form as regulations that were previously adopted in 1996 (but never imposed on tobacco manufacturers due to a United States Supreme Court ruling) (the “Final Tobacco Marketing Rule”). The Final Tobacco Marketing Rule:

▪	bans the use of color and graphics in tobacco product labeling and advertising;

▪	prohibits the sale of cigarettes and smokeless tobacco to underage persons;

▪	restricts the use of non-tobacco trade and brand names on cigarettes and smokeless tobacco products;

▪	requires the sale of cigarettes and smokeless tobacco in direct, face-to-face transactions;

▪	prohibits sampling of cigarettes and prohibits sampling of smokeless tobacco products except in qualified adult-only facilities;

▪	prohibits gifts or other items in exchange for buying cigarettes or smokeless tobacco products;

▪	prohibits the sale or distribution of items such as hats and tee shirts with tobacco brands or logos; and

▪	prohibits brand name sponsorship of any athletic, musical, artistic or other social or cultural event, or any entry or team in any event.
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

▪
Graphic Warnings: In June 2011, as required by the FSPTCA, the FDA issued its final rule to modify the required warnings that appear on cigarette packages and in cigarette advertisements.  The FSPTCA requires the warnings to consist of nine new textual warning statements accompanied by color graphics depicting the negative health consequences of smoking.  The graphic health warnings will (i) be located beneath the cellophane, and comprise the top 50% of the front and rear panels of cigarette packages and (ii) occupy 20% of a cigarette advertisement and be located at the top of the advertisement. After a legal challenge to the rule initiated by R.J. Reynolds, Lorillard and several other plaintiffs, in which plaintiffs prevailed both at the federal trial and appellate levels, the FDA decided not to seek further review of the U.S. Court of Appeals’ decision and announced its plans to propose a new graphic warnings rule in the future.

▪
Substantial Equivalence and Other New Product Processes/Pathways: In January 2011, the FDA issued guidance concerning reports that manufacturers must submit for certain FDA-regulated tobacco products that the manufacturer modified or introduced for the first time into the market after February 15, 2007. These reports must be reviewed by the FDA to determine if such tobacco products are “substantially equivalent” to products commercially available as of February 15, 2007.  In general, in order to continue marketing these products sold before March 22, 2011, manufacturers of FDA-regulated tobacco products were required to send to the FDA a report demonstrating substantial equivalence by March 22, 2011. PM USA and USSTC submitted timely reports. PM USA and USSTC can continue marketing these products unless the FDA makes a determination that a specific product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products or subject them to the New Product Application Process and, if any such applications are denied, prevent the continued distribution and sale of such products. While PM USA and USSTC believe that all of their current products meet the statutory requirements of the FSPTCA, they cannot predict whether, when or how the FDA ultimately will apply its guidance to their various respective substantial equivalence reports or seek to enforce the law and regulations consistent with its guidance.

Manufacturers intending to introduce new products and certain modified products into the market after March 22, 2011 must submit a report to the FDA and obtain a “substantial equivalence order” from the FDA before introducing the products into the market. If the FDA declines to issue a so-called “substantial equivalence order” for a product or if the manufacturer itself determines that the product does not meet the substantial equivalence requirements, the product would need to undergo the New Product Application Process.
The FDA began announcing its decisions on substantial equivalence reports in the second quarter of 2013. However, there are a significant number of substantial equivalence reports for which the FDA has not announced decisions. At this time, it is not possible to predict how long reviews by the FDA of substantial equivalence reports or new product applications will take.

▪
Good Manufacturing Practices: The FSPTCA requires that the FDA promulgate good manufacturing practice regulations for tobacco product manufacturers, but does not specify a timeframe for such regulations. In 2013, the FDA obtained input through a public docket on proposed Good Manufacturing Practice regulations recommended to the FDA by a group of tobacco companies, including PM USA and USSTC.

▪
Proposed Deeming Regulations: As noted above in FSPTCA and FDA Regulation - The Regulatory Framework, the FDA proposed regulations in April 2014 that would impose the FSPTCA regulatory framework on machine-made large cigars, e-vapor products (such as electronic cigarettes), pipe tobacco and chewable tobacco-derived nicotine products. Nu Mark and Middleton submitted comments on the proposed regulations in August 2014. Nu Mark’s submission covers a number of topics, including its perspective on (1) the guiding principles that the FDA should follow to help ensure successful implementation of the deeming regulation, (2) the potential for e-vapor products and other tobacco-derived nicotine products to reduce tobacco-related harm and (3) the establishment of product approval pathways that encourage innovation of potentially reduced harm products. Middleton’s comments covered its perspective on the overall regulation of cigars and on the use of the word “mild” in the Black & Mild brand name. The proposed regulations suggested that the FDA may apply the descriptor prohibition to cigars and pipe tobacco, which could potentially prohibit the use of the word “Mild” in the Black & Mild brand name. As reflected in the comments, Middleton believes neither the FDA’s regulatory authority nor the First or Fifth Amendments to the United States Constitution allow the FDA to ban words such as “mild” regardless of the context and that the FDA can only prohibit the word “mild” when used as a descriptor of modified risk.

Excise Taxes
Tobacco products are subject to substantial excise taxes in the United States. Significant increases in tobacco-related taxes or fees have been proposed or enacted (including with respect to e-vapor products) and are likely to continue to be proposed or enacted at the federal, state and local levels within the United States.
Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. By way of example, in 2009, the FET on cigarettes increased from $0.39 per pack to approximately $1.01 per pack, in 2010, the New York state excise tax increased by $1.60 to $4.35 per pack and in October 2014, Philadelphia, Pennsylvania enacted a $2.00 per pack local cigarette excise tax. Between the end of 1998 and February 20, 2015, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.49 per pack. During 2014, Vermont was the only state to enact a cigarette excise tax increase. As of February 20, 2015, no state has increased its cigarette excise tax in 2015. The President’s

2015 Budget proposes significant increases in the FET for all tobacco products. The proposed budget would increase the FET on a pack of cigarettes by $0.94 per pack, raising the total FET to $1.95 per pack, and would also increase the tax on other tobacco products by a proportionate amount. It is not possible to predict whether this proposed FET increase will be enacted.
Tax increases are expected to continue to have an adverse impact on sales of the tobacco products of our tobacco subsidiaries through lower consumption levels and the potential shift in adult consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products. Such shifts may have an adverse impact on the sales volume and reported share performance of tobacco products of Altria Group, Inc.’s tobacco subsidiaries.
A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of February 20, 2015, the federal government, 22 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of February 20, 2015, 178 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain; and restrict smoking in public places.
There are a number of proposals currently under consideration by the governing body of the FCTC, some of which call for substantial restrictions on the manufacture, marketing, distribution and sale of tobacco products. In addition, the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”) was approved by the Conference of Parties to the FCTC in November 2012. It includes provisions related to the tracking and tracing of tobacco products through the distribution chain and numerous other provisions regarding the regulation of the manufacture, distribution and sale of tobacco products. The Protocol has not yet entered into force, but in any event will not apply to the United States until the Senate ratifies the FCTC and until the President signs, and the Senate ratifies, the Protocol. It is not possible to predict the outcome of these proposals or the impact of any FCTC actions on legislation or regulation in the United States, either indirectly or as a result of the United States becoming a party to the FCTC, or whether or how these actions might indirectly influence FDA regulation and enforcement.
State Settlement Agreements
As discussed in Note 18, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, market share and industry volume. For a discussion of the impact of the State Settlement Agreements on Altria Group, Inc., see Financial Review - Off-Balance Sheet Arrangements and Aggregate Contractual Obligations - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation below and Note 18. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.
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

Other Federal, State and Local Regulation and Activity
▪Federal, State and Local Regulation: A number of states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including innovative tobacco products, such as e-vapor products), such as legislation that (1) prohibits the sale of certain tobacco products with certain characterizing flavors, (2) requires the disclosure of health information separate from or in addition to federally-mandated health warnings and (3) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products (including proposals to ban all tobacco product sales or to increase the legal age to purchase tobacco products above the current federal minimum age requirement of 18). The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions.  For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products.
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
▪Federal Tobacco Quota Buy-Out: In October 2004, FETRA, which applied to PM USA, Middleton and USSTC, was signed into law. FETRA eliminated the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the 10-year buy-out, which expired after the third quarter of 2014, was approximately $9.5 billion and was paid by manufacturers and importers of each kind of tobacco product subject to FET. The cost was allocated based on the relative market shares of manufacturers and importers of each kind of such tobacco product.
For a discussion of the impact of FETRA payments on Altria Group, Inc., see Financial Review - Off-Balance Sheet Arrangements and Aggregate Contractual Obligations - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation below. Neither the quota buy-out nor the expiration of the quota buy-out had a material impact on our consolidated financial results in 2014.
▪Health Effects of Tobacco Consumption and Exposure to Environmental Tobacco Smoke (“ETS”): It is the policy of Altria Group, Inc. and its tobacco subsidiaries to defer to the judgment of public health authorities as to the content of warnings in advertisements and on product packaging regarding the health effects of tobacco consumption, addiction and exposure to ETS. Altria Group, Inc. and its tobacco subsidiaries believe that the public should be guided by the messages of the United States Surgeon General and public health authorities worldwide in making decisions concerning the use of tobacco products.
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
Operating Results
The following table summarizes operating results for the smokeable and smokeless products segments:

	For the Years Ended December 31,
	Net Revenues			Operating Companies Income
(in millions)	2014	2013	2012	2014	2013	2012
Smokeable products	$21,939	$21,868	$22,216	$6,873	$7,063	$6,239
Smokeless products	1,809	1,778	1,691	1,061	1,023	931
Total smokeable and smokeless products	$23,748	$23,646	$23,907	$7,934	$8,086	$7,170
Smokeable Products Segment
The smokeable products segment’s operating companies income decreased during 2014 due primarily to higher NPM Adjustment Items in 2013 and lower reported shipment volume, partially offset by higher pricing. PM USA grew Marlboro’s and its total cigarette category retail share versus 2013.

The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Years Ended December 31,
(sticks in millions)	2014	2013	2012
Cigarettes:
Marlboro	108,023	111,421	116,377
Other premium	7,047	7,721	8,629
Discount	10,320	10,170	9,868
Total cigarettes	125,390	129,312	134,874
Cigars:
Black & Mild	1,246	1,177	1,219
Other	25	21	18
Total cigars	1,271	1,198	1,237
Total smokeable products	126,661	130,510	136,111
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
The following table summarizes the smokeable products segment retail share performance:

	Retail Share
	For the Years Ended December 31,
	2014	2013	2012
Cigarettes:
Marlboro	43.8%	43.7%	43.6%
Other premium	2.9	3.1	3.3
Discount	4.2	3.9	3.5
Total cigarettes	50.9%	50.7%	50.4%
Cigars:
Black & Mild	28.6%	28.9%	29.9%
Other	0.4	0.2	0.2
Total cigars	29.0%	29.1%	30.1%
Retail share results for cigarettes are based on data from IRI/Management Science Associate Inc., a tracking service that uses a sample of stores and certain wholesale shipments to project market share and depict share trends. Retail share results for cigars are based on data from IRI InfoScan, a tracking service that uses a sample of stores to project market share and depict share trends. Both services track sales in the Food, Drug and Mass Merchandisers (including Wal-Mart), Convenience, Military, Dollar Store and Club trade classes. For other trade classes selling cigarettes, retail share is based on shipments from wholesalers to retailers through Store Tracking Analytical Reporting System (“STARS”). These services are not designed to capture sales through other channels, including the internet, direct mail and some illicitly tax-advantaged outlets. Retail share results for cigars are based on data for machine-made large cigars. Middleton defines machine-made large cigars as cigars made by machine that weigh greater than three pounds per thousand, except cigars sold at retail in packages of 20 cigars. Because the cigars service represents retail share performance only in key trade channels, it should not be considered a precise measurement of actual retail share. It is IRI’s standard practice to periodically refresh its services, which could restate retail share results that were previously released in these services.
PM USA and Middleton executed the following pricing and promotional allowance actions during 2014, 2013 and 2012:
▪Effective November 16, 2014, PM USA reduced its wholesale promotional allowance on L&M by $0.07 per pack. In addition, PM USA increased the list price on all of its other cigarette brands by $0.07 per pack.
▪Effective May 11, 2014, PM USA reduced its wholesale promotional allowance on Marlboro and L&M by $0.06 per pack. In addition, PM USA increased the list price on all of its other cigarette brands by $0.06 per pack, except for Parliament, which PM USA increased by $0.11 per pack.
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
The following discussion compares operating results for the smokeable products segment for the year ended December 31, 2014 with the year ended December 31, 2013.
Net revenues, which include excise taxes billed to customers, increased $71 million (0.3%), due primarily to higher pricing, partially offset by lower shipment volume ($724 million).
Operating companies income decreased $190 million (2.7%), due primarily to higher NPM Adjustment Items in 2013 ($621 million), lower shipment volume ($360 million) and higher marketing, administration and research costs, partially offset by higher pricing.
Marketing, administration and research costs for the smokeable products segment include PM USA’s cost of administering and litigating product liability claims. Litigation defense costs are influenced by a number of factors, including the number and types of cases filed, the number of cases tried annually, the results of trials and appeals, the development of the law controlling relevant legal issues, and litigation strategy and tactics. For further discussion on these matters, see Note 18 and Item 3. For the years ended December 31, 2014, 2013 and 2012, product liability defense costs for PM USA were $230 million, $247 million and $228 million, respectively. The factors that have influenced past product liability defense costs are expected to continue to influence future costs. PM USA does not expect future product liability defense costs to be significantly different from product liability defense costs incurred in the last few years.
For 2014, total smokeable products reported shipment volume decreased 2.9% versus 2013. PM USA’s 2014 reported domestic cigarettes shipment volume decreased 3.0%, due primarily to the industry’s decline, partially offset by retail share gains. When adjusted for trade inventory changes and other factors, PM USA estimates that its 2014 domestic cigarettes shipment volume decreased approximately 3%, and that total industry cigarette volumes declined approximately 3.5%.
PM USA’s shipments of premium cigarettes accounted for 91.8% of its reported domestic cigarettes shipment volume for 2014, versus 92.1% for 2013.
Middleton’s reported cigars shipment volume for 2014 increased 6.1%, driven by Black & Mild’s performance in the tipped cigars segment, including Black & Mild Jazz.
Marlboro’s retail share for 2014 increased 0.1 share point versus 2013.
PM USA grew its total retail share for 2014 by 0.2 share points versus 2013, driven by Marlboro, and L&M in Discount, partially offset by share losses on other portfolio brands. In the fourth quarter of 2014, PM USA expanded distribution of Marlboro Menthol Rich Blue to 28 states, primarily in the eastern U.S., to enhance Marlboro’s position in the menthol segment.
In the machine-made large cigars category, Black & Mild’s retail share for 2014 declined 0.3 share points. In December 2014, Middleton announced the national expansion of Black & Mild Casino, a dark tobacco blend, in the tipped segment.
The following discussion compares operating results for the smokeable products segment for the year ended December 31, 2013 with the year ended December 31, 2012.
Net revenues, which include excise taxes billed to customers, decreased $348 million (1.6%), due primarily to lower shipment volume ($1,046 million), partially offset by higher pricing.
Operating companies income increased $824 million (13.2%), due primarily to higher pricing ($765 million), NPM Adjustment Items ($664 million) and lower marketing, administration and research costs, partially offset by lower shipment volume ($512 million), and higher per unit settlement charges.
For 2013, total smokeable products reported shipment

volume decreased 4.1% versus 2012. PM USA’s 2013 reported domestic cigarettes shipment volume decreased 4.1%, due primarily to the industry’s rate of decline, changes in trade inventories and other factors, partially offset by retail share gains. When adjusted for trade inventories and other factors, PM USA estimated that its 2013 domestic cigarettes shipment volume was down approximately 4%, which was consistent with the estimated category decline.
PM USA’s shipments of premium cigarettes accounted for 92.1% of its reported domestic cigarettes shipment volume for 2013, versus 92.7% for 2012.
Middleton’s reported cigars shipment volume for 2013 decreased 3.2% due primarily to changes in wholesale inventories and retail share losses.
Marlboro’s retail share for 2013 increased 0.1 share point versus 2012 behind investments in the Marlboro architecture. PM USA expanded Marlboro Edge distribution nationally in the fourth quarter of 2013.
PM USA’s 2013 retail share increased 0.3 share points versus 2012, due to retail share gains by Marlboro, as well as L&M in Discount, partially offset by share losses on other portfolio brands. In 2013, L&M continued to gain retail share as the total discount segment was flat to declining versus 2012.
In the machine-made large cigars category, Black & Mild’s retail share for 2013 decreased 1.0 share point, driven by heightened competitive activity from low-priced cigar brands.

Smokeless Products Segment
During 2014, the smokeless products segment grew operating companies income and expanded operating companies income margins. USSTC also increased Copenhagen and Skoal’s combined retail share versus 2013.
The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume For the Years Ended December 31,
(cans and packs in millions)	2014	2013	2012
Copenhagen	448.6	426.1	392.5
Skoal	269.6	283.8	288.4
Copenhagen and Skoal	718.2	709.9	680.9
Other	75.1	77.6	82.4
Total smokeless products	793.3	787.5	763.3
Smokeless products shipment volume includes cans and packs sold, as well as promotional units, but excludes international volume, which is not material to the smokeless products segment. Other includes certain USSTC and PM USA smokeless products. New types of smokeless products, as well as new packaging configurations of existing smokeless products, may or may not be equivalent to existing MST products on a can-for-can basis. To calculate volumes of cans and packs shipped, one pack of snus, irrespective of the number of pouches in the pack, is assumed to be equivalent to one can of MST.

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share For the Years Ended December 31,
	2014	2013	2012
Copenhagen	30.8%	29.3%	27.9%
Skoal	20.4	21.4	22.5
Copenhagen and Skoal	51.2	50.7	50.4
Other	4.0	4.3	4.8
Total smokeless products	55.2%	55.0%	55.2%
Retail share results for smokeless products are based on data from IRI InfoScan, a tracking service that uses a sample of stores to project market share and depict share trends.  The service tracks sales in the Food, Drug and Mass Merchandisers (including Wal-Mart), Convenience, Military, Dollar Store and Club trade classes on the number of cans and packs sold.  Smokeless products is defined by IRI as moist smokeless and spit-free tobacco products.  Other includes certain USSTC and PM USA smokeless products. New types of smokeless products, as well as new packaging configurations of existing smokeless products, may or may not be equivalent to existing MST products on a can-for-can basis. One pack of snus, irrespective of the number of pouches in the pack, is assumed to be equivalent to one can of MST. All other products are considered to be equivalent on a can-for-can basis. Because this service represents retail share performance only in key trade channels, it should not be considered a precise measurement of actual retail share.  It is IRI’s standard practice to periodically refresh its InfoScan services, which could restate retail share results that were previously released in this service.
USSTC executed the following pricing actions during 2014, 2013 and 2012:
▪Effective November 25, 2014, USSTC increased the list price on all its brands by $0.07 per can.
▪Effective May 11, 2014, USSTC increased the list price on all of its brands by $0.06 per can.
▪Effective December 8, 2013, USSTC increased the list price on all of its brands by $0.06 per can.
▪Effective May 12, 2013, USSTC increased the list price on all of its brands by $0.05 per can.
▪Effective December 9, 2012, USSTC increased the list price on all of its brands by $0.05 per can.
▪Effective May 25, 2012, USSTC increased the list price on all of its brands by $0.05 per can.
The following discussion compares operating results for the smokeless products segment for the year ended December 31, 2014 with the year ended December 31, 2013.
Net revenues, which include excise taxes billed to customers, increased $31 million (1.7%), due primarily to higher pricing, which includes higher promotional investments, and higher volume, partially offset by mix due to growth in popular priced products.
Operating companies income increased $38 million (3.7%), due primarily to higher pricing ($43 million), which includes higher promotional investments, and higher volume ($9 million), partially offset by product mix.
Reported domestic smokeless products shipment volume for 2014 increased 0.7% as volume growth for Copenhagen was mostly offset by volume declines in Skoal and Other portfolio brands. Copenhagen and Skoal’s combined reported shipment volume increased 1.2% for 2014.
After adjusting for trade inventory changes and other factors, USSTC estimates that domestic smokeless products shipment volume grew approximately 2.5% for 2014. USSTC estimates that the smokeless products category volume grew approximately 2% for 2014 as compared to approximately 5.5% for 2013. USSTC continues to believe that the smokeless category’s growth rate is best determined over a longer time horizon and will continue to monitor industry volume closely.
Copenhagen and Skoal’s combined retail share increased 0.5 share points to 51.2% for 2014. Copenhagen’s retail share increased 1.5 share points, while Skoal’s retail share declined 1.0 share point.
Retail share for the smokeless products segment increased 0.2 share points to 55.2%, as retail share gains for Copenhagen were mostly offset by share losses for Skoal and Other portfolio brands.
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
Calendar differences affected reported domestic smokeless products shipment volume due to one less shipping day in 2013, representing approximately one full week of volume. Reported domestic smokeless products shipment volume for 2013 increased 3.2% versus 2012 due to volume growth for Copenhagen, partially offset by volume declines in Skoal and Other portfolio brands. Copenhagen and Skoal’s combined reported shipment volume increased 4.3% versus 2012.
After adjusting for calendar differences, trade inventory changes and other factors, USSTC estimates that domestic smokeless products shipment volume grew 5% for 2013, while smokeless products category volume grew approximately 5.5%.
Copenhagen and Skoal’s combined retail share increased 0.3 share points to 50.7% for 2013. Copenhagen’s retail share grew 1.4 share points, as the brand continued to benefit from products introduced over the past several years. Skoal’s 2013 retail share declined 1.1 share points, due primarily to competitive activity and Copenhagen’s performance.
Retail share for the smokeless products segment decreased 0.2 share points versus 2012 as retail share losses for Skoal and Other portfolio brands were mostly offset by retail share gains for Copenhagen.

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
Operating Results
Ste. Michelle delivered higher net revenues and operating companies income in 2014 due primarily to higher shipment volume.

The following table summarizes operating results for the wine segment:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Net revenues	$643	$609	$561
Operating companies income	$134	$118	$104
The following table summarizes wine segment case shipment volume performance:

	Shipment Volume For the Years Ended December 31,
(cases in thousands)	2014	2013	2012
Chateau Ste. Michelle	3,035	2,753	2,780
Columbia Crest[1]	1,032	1,031	858
14 Hands	1,662	1,374	1,024
Other[1]	2,622	2,814	2,927
Total wine	8,351	7,972	7,589

1 Two Vines is no longer sold under the Columbia Crest brand. Effective January 1, 2014, shipment volume for Two Vines is included in Other. Prior-period shipment volume for Columbia Crest and Other have been adjusted to reflect this change.
The following discussion compares operating results for the wine segment for the year ended December 31, 2014 with the year ended December 31, 2013.
Net revenues, which include excise taxes billed to customers, and operating companies income increased $34 million (5.6%) and $16 million (13.6%), respectively, due primarily to higher shipment volume.
For 2014, Ste. Michelle’s reported wine shipment volume increased 4.8% driven by increased volume of 14 Hands and Chateau Ste. Michelle, partially offset by declines in Other brands.
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
For 2013, Ste. Michelle’s reported wine shipment volume increased 5.0% due primarily to increased distribution of 14 Hands.

Financial Review
Net Cash Provided by Operating Activities
During 2014, net cash provided by operating activities was $4.7 billion compared with $4.4 billion during 2013. This increase was due primarily to the following:

▪	a voluntary $350 million contribution to Altria Group, Inc.’s pension plans during 2013;

▪	lower interest payments in 2014, resulting from debt maturities in 2013 and 2014, as well as debt refinancing activities in 2013; and

▪	higher earnings in 2014;
partially offset by:

▪	higher income tax payments in 2014, resulting primarily from the loss on early extinguishment of debt in 2013; and

▪	higher settlement payments during 2014, driven primarily by the impact of higher NPM Adjustment Items in 2013.

During 2013, net cash provided by operating activities was $4.4 billion compared with $3.9 billion during 2012. This increase was due primarily to the following:

▪	lower settlement payments, which include the $483 million credit that PM USA received against its April 2013 MSA payment as a result of the NPM Adjustment Items;

▪	lower income tax payments, which include the Closing Agreement with the IRS that resulted in a payment for federal income tax and estimated interest of $456 million in 2012; and

▪	a lower voluntary contribution to Altria Group, Inc.’s pension plans in 2013 ($350 million in 2013 versus $500 million in 2012);
partially offset by:

▪	timing of spending related to inventory purchases and other working capital requirements.

Altria Group, Inc. had a working capital deficit at December 31, 2014 and 2013. Altria Group, Inc.’s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.
Net Cash Provided by Investing Activities
During 2014, net cash provided by investing activities was $177 million compared with $602 million during 2013. This decrease was due primarily to the following:

▪	lower proceeds from asset sales in the financial services business during 2014; and

▪	Nu Mark’s acquisition of Green Smoke during 2014.
During 2013, net cash provided by investing activities was $602 million compared with $920 million during 2012. This decrease was due primarily to lower proceeds from asset sales in the financial services business in 2013.
Capital expenditures for 2014 increased 24.4% to $163 million. Capital expenditures for 2015 are expected to be in the range of $200 million to $250 million, and are expected to be funded from operating cash flows. The increase in expected capital expenditures in 2015 compared with 2014 is due primarily to a new USSTC manufacturing facility.
Net Cash Used in Financing Activities
During 2014, net cash used in financing activities was $4.7 billion, essentially unchanged compared to 2013, which primarily reflected the following:

▪	higher repayments of debt in 2013 driven primarily by the repurchase of senior unsecured notes in connection with the 2013 debt tender offer; and

▪	higher premiums and fees in 2013 in connection with the 2013 debt tender offer;
offset by:

▪	debt issuances of $3.2 billion in 2013 used to repurchase senior unsecured notes in connection with the 2013 debt tender offer;
▪higher share repurchases during 2014; and
▪higher dividends paid during 2014.
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
At December 31, 2014, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s	P-2	Baa1	Stable
Standard & Poor’s 1	A-2	BBB+	Stable
Fitch Ratings Ltd.	F2	BBB+	Stable

1 On March 12, 2014, Standard & Poor’s raised the long-term debt credit rating for Altria Group, Inc. to “BBB+” from “BBB”.
Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At December 31, 2014, 2013 and 2012, Altria Group, Inc. had no short-term borrowings.
Altria Group, Inc.’s average daily short-term borrowings, peak short-term borrowings outstanding and weighted-average interest rate on short-term borrowings were as follows:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Average daily short-term borrowings	$35	$37	$8
Peak short-term borrowings outstanding	$650	$650	$190
Weighted-average interest rate on short-term borrowings	0.27%	0.34%	0.42%
Short-term borrowings were repaid with cash provided by operating activities. Peak borrowings were due primarily to payments related to State Settlement Agreements as further discussed in Tobacco Space - Business Environment, Off Balance Sheet Arrangements and Aggregate Contractual Obligations - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation, and Note 18.
During the third quarter of 2014, Altria Group, Inc. entered into an extension agreement (the “Extension Agreement”) to amend its $3.0 billion senior unsecured 5-year revolving credit agreement, dated as of August 19, 2013 (the “Credit Agreement”). The Extension Agreement extends the expiration date of the Credit Agreement from August 19, 2018 to August 19, 2019 pursuant to the terms of the Credit Agreement. All other terms and conditions of the Credit Agreement remain in full force and effect. The Credit Agreement contains an additional option, subject to certain conditions, for Altria Group, Inc. to extend the expiration date for an additional one-year period.
The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the

Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Standard & Poor’s and Moody’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at December 31, 2014 for borrowings under the Credit Agreement was 1.25%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At December 31, 2014, credit available to Altria Group, Inc. under the Credit Agreement was $3.0 billion.
The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At December 31, 2014, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.8 to 1.0 and 9.7 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.
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
Debt - At December 31, 2014 and 2013, Altria Group, Inc.’s total debt was $14.7 billion and $14.5 billion, respectively.
As discussed in Note 9, on November 14, 2014, Altria Group, Inc. issued $1.0 billion aggregate principal amount of 2.625% senior unsecured long-term notes due 2020. Interest on these notes is payable semi-annually. The net proceeds from the issuance of these senior unsecured notes were added to Altria Group, Inc.’s general funds and were used for general corporate purposes. The obligations of Altria Group,

Inc. under the notes are guaranteed by PM USA. For further discussion, see Note 19.
During the first quarter of 2014, Altria Group, Inc. repaid in full at maturity senior unsecured notes in the aggregate principal amount of $525 million.
During the fourth quarter of 2014, UST redeemed in full its $300 million (aggregate principal amount) 5.75% senior notes due 2018.
All of Altria Group, Inc.’s debt was fixed-rate debt at December 31, 2014 and 2013. The weighted-average coupon interest rate on total debt was approximately 5.7% and
5.9% at December 31, 2014 and 2013, respectively. For further details on long-term debt, see Note 9.
In October 2014, Altria Group, Inc. filed a registration statement on Form S-3 with the SEC, under which Altria Group, Inc. may offer debt securities or warrants to purchase debt securities from time to time over a three-year period from the date of filing.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Altria Group, Inc. has no off-balance sheet arrangements, including special purpose entities, other than guarantees and contractual obligations that are discussed below.
Guarantees and Other Similar Matters - As discussed in Note 18, Altria Group, Inc. had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at December 31, 2014. From time to time, subsidiaries of Altria Group, Inc. also issue lines of credit to affiliated entities. In addition, as discussed in Note 19, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under its Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.
Aggregate Contractual Obligations - The following table summarizes Altria Group, Inc.’s contractual obligations at December 31, 2014:

	Payments Due
(in millions)	Total	2015	2016 - 2017	2018 - 2019	2020 and Thereafter
Long-term debt (1)	$14,742	$1,000	$—	$2,800	$10,942
Interest on borrowings (2)	11,091	826	1,586	1,425	7,254
Operating leases (3)	322	56	93	55	118
Purchase obligations: (4)
Inventory and production costs	2,938	1,001	1,037	517	383
Other	668	529	122	17	—
	3,606	1,530	1,159	534	383
Other long-term liabilities (5)	2,641	152	327	329	1,833
	$32,402	$3,564	$3,165	$5,143	$20,530

(1) Amounts represent the expected cash payments of Altria Group, Inc.’s long-term debt.
(2) Amounts represent the expected cash payments of Altria Group, Inc.’s interest expense on its long-term debt. Interest on Altria Group, Inc.’s debt, which was all fixed-rate debt at December 31, 2014, is presented using the stated coupon interest rate. Amounts exclude the amortization of debt discounts and premiums, the amortization of loan fees and fees for lines of credit that would be included in interest and other debt expense, net on the consolidated statements of earnings.
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
(5) Other long-term liabilities consist of accrued postretirement health care costs and certain accrued pension costs. The amounts included in the table above for accrued pension costs consist of the actuarially determined anticipated minimum funding requirements for each year from 2015 through 2019. Contributions beyond 2019 cannot be reasonably estimated and, therefore, are not included in the table above. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued postemployment costs, income taxes and tax contingencies, and other accruals. Altria Group, Inc. is unable to estimate the timing of payments for these items.

The State Settlement Agreements and related legal fee payments, and payments for FDA user fees, as discussed below and in Note 18 and Item 3, are excluded from the table above, as the payments are subject to adjustment for several factors, including inflation, market share and industry volume. Litigation escrow deposits, as discussed below and in Note 18, are also excluded from the table above since these deposits will be returned to PM USA should it prevail on appeal.
Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation - As discussed previously and in Note 18 and Item 3, PM USA has entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. PM USA, Middleton and USSTC were also subject to payment obligations imposed by FETRA. The FETRA payment obligations expired after the third quarter of 2014. In addition, in June 2009, PM USA and USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements, FETRA and the FDA user fees are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.’s subsidiaries recorded approximately $4.9 billion, $4.4 billion and $5.1 billion of charges to cost of sales for the years ended December 31, 2014, 2013 and 2012, respectively. The 2014 and 2013 amounts included reductions to cost of sales of $43 million and $664 million, respectively, for the NPM Adjustment Items. In addition, the 2014 amount included a decrease in the charge to cost of sales of approximately $100 million, reflecting the expiration of the obligations imposed by FETRA after the third quarter of 2014.
In connection with the settlement of the NPM Adjustment disputes under the MSA for the years 2003-2012, the formula for allocating the revised NPM Adjustments applicable to the signatory states for 2013 and subsequent years among the tobacco product manufacturers that are original signatories to the MSA (“OPMs”) has been modified in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon future developments. For a detailed discussion of settlements of, and determinations made in connection with disputes with certain states and territories related to the NPM Adjustment provision under the MSA for the years 2003-2012, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 18.
Based on current agreements, 2014 market share and historical annual industry volume decline rates, the estimated amounts that Altria Group, Inc.’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees approximate $4.6 billion in 2015 and each year thereafter. The decrease in these amounts compared with approximately $4.9 billion charged to cost of sales in 2014 reflects the expiration of obligations imposed by FETRA after the third quarter of 2014. These amounts exclude the potential impact of the revised and streamlined NPM Adjustment provision applicable to signatory states for years after 2014 discussed above.
The estimated amounts due under the State Settlement Agreements charged to cost of sales in each year would generally be paid in the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. As previously stated, the payments due under the terms of the State Settlement Agreements and FDA user fees are subject to adjustment for several factors, including volume, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The future payment amounts discussed above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results.
Litigation Escrow Deposits - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of December 31, 2014, PM USA had posted various forms of security totaling approximately $61 million, the majority of which have been collateralized with cash deposits. These cash deposits are included in other assets on the consolidated balance sheet.
Although litigation is subject to uncertainty and an adverse outcome or settlement of litigation could have a material adverse effect on the financial position, cash flows or results of operations of PM USA, UST or Altria Group, Inc. in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 18, Item 3 and Item 1A, management expects cash flow from operations, together with Altria Group, Inc.’s access to capital markets, to provide sufficient liquidity to meet ongoing business needs.
Equity and Dividends
As discussed in Note 11. Stock Plans to the consolidated financial statements in Item 8, during 2014 Altria Group, Inc. granted an aggregate of 1.4 million shares of restricted and deferred stock to eligible employees.
At December 31, 2014, the number of shares to be issued upon vesting of deferred stock was not significant. In addition, there were no stock options outstanding at December 31, 2014.
Dividends paid in 2014 and 2013 were approximately $3.9 billion and $3.6 billion, respectively, an increase of 7.8%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase programs discussed below.
During the third quarter of 2014, the Board of Directors approved an 8.3% increase in the quarterly dividend rate to $0.52 per common share versus the previous rate of $0.48 per common share. Altria Group, Inc. expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $2.08 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of the Board of Directors.
During 2014, 2013 and 2012 the Board of Directors authorized Altria Group, Inc. to repurchase shares of its outstanding common stock under several share repurchase programs.
Altria Group, Inc.’s total share repurchase activity was as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(in millions, except per share data)
Total number of shares repurchased	22.5	16.7	34.9
Aggregate cost of shares repurchased	$939	$600	$1,116
Average price per share of shares repurchased	$41.79	$36.05	$32.00
At December 31, 2014, Altria Group, Inc. had approximately $518 million remaining in the July 2014 share repurchase program, which it expects to complete by the end of 2015. The timing of share repurchases under the July 2014 share repurchase program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.
For further discussion of Altria Group, Inc.’s share repurchase programs, see Note 1. Background and Basis of Presentation to the consolidated financial statements in Item 8.

Recent Accounting Guidance Not Yet Adopted

See Note 2 for a discussion of recent accounting guidance issued but not yet adopted.
Contingencies
See Note 18 and Item 3 for a discussion of contingencies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
At December 31, 2014 and 2013, the fair value of Altria Group, Inc.’s total debt was $17.0 billion and $16.1 billion, respectively. The fair value of Altria Group, Inc.’s debt is subject to fluctuations resulting from changes in market interest rates. A 1% increase in market interest rates at December 31, 2014 and 2013 would decrease the fair value of Altria Group, Inc.’s total debt by approximately $1.3 billion and $1.2 billion, respectively. A 1% decrease in market interest rates at December 31, 2014 and 2013 would increase the fair value of Altria Group, Inc.’s total debt by approximately $1.5 billion and $1.4 billion, respectively.
Interest rates on borrowings under the Credit Agreement are expected to be based on LIBOR plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Standard & Poor’s and Moody’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at December 31, 2014 for borrowings under the Credit Agreement was 1.25%. At December 31, 2014, Altria Group, Inc. had no borrowings under the Credit Agreement.

Item 8. Financial Statements and Supplementary Data.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions of dollars)
________________________

at December 31,	2014	2013
Assets
Cash and cash equivalents	$3,321	$3,175
Receivables	124	115
Inventories:
Leaf tobacco	991	933
Other raw materials	200	180
Work in process	429	394
Finished product	420	372
	2,040	1,879
Deferred income taxes	1,143	1,100
Other current assets	250	321
Total current assets	6,878	6,590

Property, plant and equipment, at cost:
Land and land improvements	293	291
Buildings and building equipment	1,323	1,308
Machinery and equipment	2,986	3,111
Construction in progress	153	107
	4,755	4,817
Less accumulated depreciation	2,772	2,789
	1,983	2,028

Goodwill	5,285	5,174
Other intangible assets, net	12,049	12,058
Investment in SABMiller	6,183	6,455
Finance assets, net	1,614	1,997
Other assets	483	557
Total Assets	$34,475	$34,859

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
____________________________________________

at December 31,	2014	2013
Liabilities
Current portion of long-term debt	$1,000	$525
Accounts payable	416	409
Accrued liabilities:
Marketing	618	512
Employment costs	186	255
Settlement charges	3,500	3,391
Other	925	1,007
Dividends payable	1,028	959
Total current liabilities	7,673	7,058

Long-term debt	13,693	13,992
Deferred income taxes	6,088	6,854
Accrued pension costs	1,012	212
Accrued postretirement health care costs	2,461	2,155
Other liabilities	503	435
Total liabilities	31,430	30,706
Contingencies (Note 18)
Redeemable noncontrolling interest	35	35
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,735	5,714
Earnings reinvested in the business	26,277	25,168
Accumulated other comprehensive losses	(2,682)	(1,378)
Cost of repurchased stock (834,486,794 shares at December 31, 2014 and 812,482,035 shares at December 31, 2013)	(27,251)	(26,320)
Total stockholders’ equity attributable to Altria Group, Inc.	3,014	4,119
Noncontrolling interests	(4)	(1)
Total stockholders’ equity	3,010	4,118
Total Liabilities and Stockholders’ Equity	$34,475	$34,859

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Earnings
(in millions of dollars, except per share data)
____________________________________

for the years ended December 31,	2014	2013	2012
Net revenues	$24,522	$24,466	$24,618
Cost of sales	7,785	7,206	7,937
Excise taxes on products	6,577	6,803	7,118
Gross profit	10,160	10,457	9,563
Marketing, administration and research costs	2,539	2,340	2,301
Changes to Mondelēz and PMI tax-related receivables/payables	2	22	(52)
Asset impairment and exit costs	(1)	11	61
Operating income	7,620	8,084	7,253
Interest and other debt expense, net	808	1,049	1,126
Loss on early extinguishment of debt	44	1,084	874
Earnings from equity investment in SABMiller	(1,006)	(991)	(1,224)
Earnings before income taxes	7,774	6,942	6,477
Provision for income taxes	2,704	2,407	2,294
Net earnings	5,070	4,535	4,183
Net earnings attributable to noncontrolling interests	—	—	(3)
Net earnings attributable to Altria Group, Inc.	$5,070	$4,535	$4,180
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$2.56	$2.26	$2.06

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
_______________________

for the years ended December 31,	2014	2013	2012
Net earnings	$5,070	$4,535	$4,183
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments	(2)	(2)	—
Benefit plans	(767)	1,141	(352)
SABMiller	(535)	(477)	199
Other comprehensive (losses) earnings, net of deferred income taxes	(1,304)	662	(153)

Comprehensive earnings	3,766	5,197	4,030
Comprehensive earnings attributable to noncontrolling interests	—	—	(3)
Comprehensive earnings attributable to Altria Group, Inc.	$3,766	$5,197	$4,027

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions of dollars)
__________________

for the years ended December 31,	2014	2013	2012
Cash Provided by (Used in) Operating Activities
Net earnings	$5,070	$4,535	$4,183
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	208	212	225
Deferred income tax benefit	(129)	(86)	(929)
Earnings from equity investment in SABMiller	(1,006)	(991)	(1,224)
Dividends from SABMiller	456	439	402
Loss on early extinguishment of debt	44	1,084	874
IRS payment related to the Closing Agreement	—	—	(456)
Cash effects of changes, net of the effects from acquisition of Green Smoke:
Receivables, net	(8)	78	202
Inventories	(184)	(133)	33
Accounts payable	(5)	(76)	(13)
Income taxes	1	(95)	883
Accrued liabilities and other current assets	(107)	(107)	(14)
Accrued settlement charges	109	(225)	103
Pension plan contributions	(15)	(393)	(557)
Pension provisions and postretirement, net	21	177	192
Other	208	(44)	(19)
Net cash provided by operating activities	4,663	4,375	3,885

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
__________________

for the years ended December 31,	2014	2013	2012
Cash Provided by (Used in) Investing Activities
Capital expenditures	$(163)	$(131)	$(124)
Acquisition of Green Smoke, net of acquired cash	(102)	—	—
Proceeds from finance assets	369	716	1,049
Other	73	17	(5)
Net cash provided by investing activities	177	602	920
Cash Provided by (Used in) Financing Activities
Long-term debt issued	999	4,179	2,787
Long-term debt repaid	(825)	(3,559)	(2,600)
Repurchases of common stock	(939)	(634)	(1,082)
Dividends paid on common stock	(3,892)	(3,612)	(3,400)
Financing fees and debt issuance costs	(7)	(39)	(22)
Premiums and fees related to early extinguishment of debt	(44)	(1,054)	(864)
Other	14	17	6
Net cash used in financing activities	(4,694)	(4,702)	(5,175)
Cash and cash equivalents:
Increase (decrease)	146	275	(370)
Balance at beginning of year	3,175	2,900	3,270
Balance at end of year	$3,321	$3,175	$2,900
Cash paid: Interest	$820	$1,099	$1,219
Income taxes	$2,765	$2,448	$3,338
 See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in millions of dollars, except per share data)
____________________________________

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2011	$935	$5,674	$23,583	$(1,887)	$(24,625)	$3	$3,683
Net earnings (1)	—	—	4,180	—	—	—	4,180
Other comprehensive losses, net of deferred income taxes	—	—	—	(153)	—	—	(153)
Stock award activity	—	14	—	—	10	—	24
Cash dividends declared ($1.70 per share)	—	—	(3,447)	—	—	—	(3,447)
Repurchases of common stock	—	—	—	—	(1,116)	—	(1,116)
Other	—	—	—	—	—	(1)	(1)
Balances, December 31, 2012	935	5,688	24,316	(2,040)	(25,731)	2	3,170
Net earnings (losses)(1)	—	—	4,535	—	—	(3)	4,532
Other comprehensive earnings, net of deferred income taxes	—	—	—	662	—	—	662
Stock award activity	—	26	—	—	11	—	37
Cash dividends declared ($1.84 per share)	—	—	(3,683)	—	—	—	(3,683)
Repurchases of common stock	—	—	—	—	(600)	—	(600)
Balances, December 31, 2013	935	5,714	25,168	(1,378)	(26,320)	(1)	4,118
Net earnings (losses) (1)	—	—	5,070	—	—	(3)	5,067
Other comprehensive losses, net of deferred income taxes	—	—	—	(1,304)	—	—	(1,304)
Stock award activity	—	21	—	—	8	—	29
Cash dividends declared ($2.00 per share)	—	—	(3,961)	—	—	—	(3,961)
Repurchases of common stock	—	—	—	—	(939)	—	(939)
Balances, December 31, 2014	$935	$5,735	$26,277	$(2,682)	$(27,251)	$(4)	$3,010

(1) Net earnings/losses attributable to noncontrolling interests for each of the years ended December 31, 2014, 2013 and 2012 exclude net earnings of $3 million due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section in the consolidated balance sheets at
December 31, 2014, 2013 and 2012. See Note 18.

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 1.     Background and Basis of Presentation
▪Background: At December 31, 2014, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged predominantly in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services Inc., which provides various support services, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At December 31, 2014, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At December 31, 2014, Altria Group, Inc. also held approximately 27% of the economic and voting interest of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends.

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

In October 2011, the Board of Directors authorized a $1.0 billion share repurchase program and expanded it to $1.5 billion in October 2012 (as expanded, the “October 2011 share repurchase program”). During the first quarter of 2013, Altria Group, Inc. completed the October 2011 share repurchase program, under which Altria Group, Inc.

repurchased a total of 48.3 million shares of its common stock at an average price of $31.06 per share.
In April 2013, the Board of Directors authorized a $300 million share repurchase program and expanded it to $1.0 billion in August 2013 (as expanded, the “April 2013 share repurchase program”). During the third quarter of 2014, Altria Group, Inc. completed the April 2013 share repurchase program, under which Altria Group, Inc. repurchased a total of 27.1 million shares of its common stock at an average price of $36.97 per share.
In July 2014, the Board of Directors authorized a $1.0 billion share repurchase program (the “July 2014 share repurchase program”). During 2014, Altria Group, Inc. repurchased 10.4 million shares of its common stock (at an aggregate cost of approximately $482 million, and at an average price of $46.41 per share) under the July 2014 share repurchase program. At December 31, 2014, Altria Group, Inc. had approximately $518 million remaining in the July 2014 share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.
For the years ended December 31, 2014, 2013 and 2012, Altria Group, Inc.’s total share repurchase activity was as follows:

	2014	2013	2012
	(in millions, except per share data)
Total number of shares repurchased	22.5	16.7	34.9
Aggregate cost of shares repurchased	$939	$600	$1,116
Average price per share of shares repurchased	$41.79	$36.05	$32.00
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
▪Employee Benefit Plans: Altria Group, Inc. provides a range of benefits to its employees and retired employees, including pensions, postretirement health care and postemployment benefits (primarily severance). Altria Group, Inc. records annual amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions as to discount rates, assumed rates of return on plan assets, mortality, compensation increases, turnover rates and health care cost trend rates.
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
PMCC considers rents receivable past due when they are

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

beyond the grace period of their contractual due date. PMCC stops recording income (“non-accrual status”) on rents receivable when contractual payments become 90 days past due or earlier if management believes there is significant uncertainty of collectability of rent payments, and resumes recording income when collectability of rent payments is reasonably certain. Payments received on rents receivable that are on non-accrual status are used to reduce the rents receivable balance. Write-offs to the allowance for losses are recorded when amounts are deemed to be uncollectible.
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
▪Revenue Recognition: Altria Group, Inc.’s businesses recognize revenues, net of sales incentives and sales returns, and including shipping and handling charges billed to customers, upon shipment of goods when title and risk of loss pass to customers. Payments received in advance of revenue recognition are deferred and recorded in other accrued liabilities until revenue is recognized. Altria Group, Inc.’s businesses also include excise taxes billed to customers in net revenues. Shipping and handling costs are classified as part of cost of sales.
▪Stock-Based Compensation: Altria Group, Inc. measures compensation cost for all stock-based awards at fair value on date of grant and recognizes compensation expense over the service periods for awards expected to vest. The fair value of restricted stock and deferred stock is determined based on the number of shares granted and the market value at date of grant.
▪New Accounting Standards: In May 2014, the Financial Accounting Standards Board issued authoritative guidance for recognizing revenue from contracts with customers. The objective of this guidance is to establish principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. For Altria Group, Inc., the new guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 3. Acquisition of Green Smoke
In April 2014, Nu Mark acquired the e-vapor business of Green Smoke, Inc. and its affiliates (“Green Smoke”) for a total purchase price of up to approximately $130 million, which includes contingent consideration. The acquisition complements Nu Mark’s capabilities and enhances its competitive position by adding e-vapor experience, broadening product offerings and strengthening supply chain capabilities.
Green Smoke’s financial position and results of operations have been consolidated with Altria Group, Inc. as of April 1, 2014.
Pro forma results, as well as net revenues and net earnings for Green Smoke subsequent to the acquisition, have not been presented because the acquisition of Green Smoke is not material to Altria Group, Inc.’s consolidated results of operations.
The following amounts represent the fair value of identifiable assets acquired and liabilities assumed in the Green Smoke acquisition, which will be finalized during the first quarter of 2015:

(in millions)
Cash and cash equivalents	$3
Inventory and other current assets	12
Indefinite-lived intangible asset - trademark	10
Definite-lived intangible assets	1
Current liabilities	(8)
Other assets and liabilities, net	1
Total identifiable net assets	19
Total purchase price	130
Goodwill	$111
Costs incurred to effect the acquisition, as well as integration costs, are being recognized as expenses in the periods in which the costs are incurred. For the year ended December 31, 2014, Altria Group, Inc. incurred $28 million of pre-tax integration and acquisition-related costs, consisting primarily of contract termination costs, transaction costs and inventory adjustments, which were included in Altria Group, Inc.’s consolidated statement of earnings.

Note 4. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Smokeable products	$77	$77	$2,937	$2,954
Smokeless products	5,023	5,023	8,833	8,836
Wine	74	74	268	268
Other	111	—	11	—
Total	$5,285	$5,174	$12,049	$12,058
Goodwill relates to Altria Group, Inc.’s 2014 acquisition of Green Smoke, 2009 acquisition of UST and 2007 acquisition of Middleton.
Other intangible assets consisted of the following:

	December 31, 2014		December 31, 2013
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$11,711	$—	$11,701	$—
Definite-lived intangible assets	465	127	464	107
Total other intangible assets	$12,176	$127	$12,165	$107
Indefinite-lived intangible assets consist substantially of trademarks from Altria Group, Inc.’s 2009 acquisition of UST ($9.1 billion) and 2007 acquisition of Middleton ($2.6 billion). Definite-lived intangible assets, which consist primarily of customer relationships and certain cigarette trademarks, are amortized over periods up to 25 years. Pre-tax amortization expense for definite-lived intangible assets during each of the years ended December 31, 2014, 2013 and 2012, was $20 million. Annual amortization expense for each of the next five years is estimated to be approximately $20 million, assuming no additional transactions occur that require the amortization of intangible assets.
During 2014, 2013 and 2012, Altria Group, Inc. completed its quantitative annual impairment test of goodwill and indefinite-

lived intangible assets, and no impairment charges resulted.
For the years ended December 31, 2014, 2013 and 2012, there have been no changes in goodwill and the gross carrying amount of other intangible assets except for the 2014 acquisition of Green Smoke. In addition, there were no accumulated impairment losses related to goodwill and other intangible assets, net at December 31, 2014 and 2013.
Note 5. Inventories
The cost of approximately 66% and 67% of inventories at December 31, 2014 and 2013, respectively, was determined using the LIFO method. The stated LIFO amounts of inventories were approximately $0.7 billion lower than the current cost of inventories at December 31, 2014 and 2013.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 6. Investment in SABMiller
At December 31, 2014, Altria Group, Inc. held approximately 27% of the economic and voting interest of SABMiller. Altria Group, Inc. accounts for its investment in SABMiller under the equity method of accounting.
Pre-tax earnings from Altria Group, Inc.’s equity investment in SABMiller were $1,006 million, $991 million and $1,224 million for the years ended December 31, 2014, 2013 and 2012, respectively. Altria Group, Inc.’s pre-tax earnings from its equity investment in SABMiller for the year ended December 31, 2012 included its share of pre-tax non-cash gains of $342 million resulting from SABMiller’s strategic alliance transactions with Anadolu Efes and Castel.
Summary financial data of SABMiller is as follows:

	At December 31,
(in millions)	2014	2013
Current assets	$5,878	$5,833
Long-term assets	$43,812	$48,460
Current liabilities	$10,051	$8,177
Long-term liabilities	$14,731	$20,315
Noncontrolling interests	$1,241	$1,202

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Net revenues	$22,380	$22,684	$23,449
Operating profit	$4,478	$4,201	$5,243
Net earnings	$3,532	$3,375	$4,362
The fair value of Altria Group, Inc.’s equity investment in SABMiller is based on unadjusted quoted prices in active markets and is classified in Level 1 of the fair value hierarchy. The fair value of Altria Group, Inc.’s equity investment in SABMiller at December 31, 2014 and 2013, was $22.5 billion and $22.1 billion, respectively, as compared with its carrying value of $6.2 billion and $6.5 billion, respectively.
At December 31, 2014, Altria Group, Inc.’s earnings reinvested in the business on its consolidated balance sheet included approximately $3.0 billion of undistributed earnings from its equity investment in SABMiller.
Note 7. Finance Assets, net
In 2003, PMCC ceased making new investments and began focusing exclusively on managing its portfolio of finance assets in order to maximize its operating results and cash flows from its existing lease portfolio activities and asset sales. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold.
     At December 31, 2014, finance assets, net, of $1,614 million were comprised of investments in finance leases of $1,656 million, reduced by the allowance for losses of $42 million. At December 31, 2013, finance assets, net, of $1,997 million were comprised of investments in finance leases of $2,049 million, reduced by the allowance for losses of $52 million.
During the second quarter of 2012, Altria Group, Inc. entered into a closing agreement (the “Closing Agreement”)

with the Internal Revenue Service (the “IRS”) that conclusively resolved the federal income tax treatment for all prior and future tax years of certain leveraged lease transactions entered into by PMCC. As a result of the Closing Agreement, Altria Group, Inc. recorded a one-time net earnings benefit of $68 million during the second quarter of 2012, due primarily to lower than estimated interest on tax underpayments, which was recorded as follows:

	For the Year Ended December 31, 2012
(in millions)	Net Revenues	Benefit for Income Taxes	Total
Reduction to cumulative lease earnings	$7	$(2)	$5
Interest on tax underpayments	—	(73)	(73)
Total	$7	$(75)	$(68)
    See Note 14. Income Taxes for a further discussion of the Closing Agreement.
A summary of the net investments in finance leases, substantially all of which are leveraged leases, at December 31, 2014 and 2013, before allowance for losses is as follows:

(in millions)	2014	2013
Rents receivable, net	$1,241	$1,495
Unguaranteed residual values	827	1,127
Unearned income	(412)	(573)
Investments in finance leases	1,656	2,049
Deferred income taxes	(1,135)	(1,440)
Net investments in finance leases	$521	$609
Rents receivable, net, represent unpaid rents, net of principal and interest payments on third-party nonrecourse debt. PMCC’s rights to rents receivable are subordinate to the third-party nonrecourse debtholders and the leased equipment is pledged as collateral to the debtholders. The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt of $2.1 billion and $2.8 billion at December 31, 2014 and 2013, respectively, has been offset against the related rents receivable. There were no leases with contingent rentals in 2014 and 2013.
In 2014 and 2012, PMCC’s annual review of estimated residual values resulted in a decrease of $63 million and $19 million, respectively, to unguaranteed residual values. These decreases in unguaranteed residual values resulted in a reduction to PMCC’s net revenues of $26 million and $8 million in 2014 and 2012, respectively. There were no such adjustments in 2013.
At December 31, 2014, PMCC’s investments in finance leases were principally comprised of the following investment categories: aircraft (39%), rail and surface transport (25%), electric power (21%), real estate (10%) and manufacturing (5%). There were no investments located outside the United States at

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

December 31, 2014 and 2013.
Rents receivable in excess of debt service requirements on third-party nonrecourse debt at December 31, 2014 were as follows:

(in millions)
2015	$229
2016	48
2017	68
2018	154
2019	181
Thereafter	561
Total	$1,241
Included in net revenues for the years ended December 31, 2014, 2013 and 2012 were leveraged lease revenues of $80 million, $209 million and $149 million, respectively. Income tax expense (benefit), excluding interest on tax underpayments, on leveraged lease revenues for the years ended December 31, 2014, 2013 and 2012 was $30 million, $80 million and $54 million, respectively.
Income from investment tax credits on leveraged leases was not significant during 2014, 2013 and 2012.
PMCC maintains an allowance for losses that provides for estimated credit losses on its investments in finance leases. PMCC’s portfolio consists substantially of leveraged leases to a diverse base of lessees participating in a wide variety of industries. Losses on such leases are recorded when probable and estimable. PMCC regularly performs a systematic assessment of each individual lease in its portfolio to determine potential credit or collection issues that might indicate impairment. Impairment takes into consideration both the probability of default and the likelihood of recovery if default were to occur. PMCC considers both quantitative and qualitative factors of each investment when performing its assessment of the allowance for losses.
Quantitative factors that indicate potential default are tied most directly to public debt ratings. PMCC monitors publicly available information on its obligors, including financial statements and credit rating agency reports. Qualitative factors that indicate the likelihood of recovery if default were to occur include, but are not limited to, underlying collateral value, other forms of credit support, and legal/structural considerations impacting each lease. Using available information, PMCC calculates potential losses for each lease in its portfolio based on its default and recovery rating assumptions for each lease. The aggregate of these potential losses forms a range of potential losses which is used as a guideline to determine the adequacy of PMCC’s allowance for losses.
PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. During 2014, 2013 and 2012, PMCC determined that its allowance for losses exceeded the amount required based on management’s assessment of the credit quality and size of PMCC’s leasing portfolio. As a result, PMCC reduced its allowance for losses by $10 million, $47 million and $10 million for the years ended December 31, 2014, 2013 and 2012, respectively. These decreases to the allowance for losses were recorded as a reduction to marketing, administration and research costs on Altria Group, Inc.’s consolidated statements of earnings. PMCC believes that, as of December 31, 2014, the allowance for losses of $42 million was adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may increase or decrease its allowance for losses if such conditions change in the future.
The activity in the allowance for losses on finance assets for the years ended December 31, 2014, 2013 and 2012 was as follows:

(in millions)	2014	2013	2012
Balance at beginning of year	$52	$99	$227
Decrease to allowance	(10)	(47)	(10)
Amounts written-off	—	—	(118)
Balance at end of year	$42	$52	$99
As a result of developments related to the American Airlines, Inc. (“American”) bankruptcy filing in 2011, PMCC wrote off $118 million of the related investment in finance lease balance against its allowance for losses during 2012. Also during 2012, PMCC recorded $34 million of pre-tax income primarily related to recoveries from the sale of bankruptcy claims on, as well as the sale of aircraft under, its leases to American. During the first quarter of 2013, PMCC sold its remaining interest in the American aircraft leases.
All PMCC lessees were current on their lease payment obligations as of December 31, 2014.
The credit quality of PMCC’s investments in finance leases as assigned by Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”) at December 31, 2014 and 2013 was as follows:

(in millions)	2014	2013
Credit Rating by Standard & Poor’s/Moody’s:
“AAA/Aaa” to “A-/A3”	$417	$464
“BBB+/Baa1” to “BBB-/Baa3”	833	927
“BB+/Ba1” and Lower	406	658
Total	$1,656	$2,049
Note 8. Short-Term Borrowings and Borrowing Arrangements
At December 31, 2014 and December 31, 2013, Altria Group, Inc. had no short-term borrowings. The credit line available to Altria Group, Inc. at December 31, 2014 under the Credit Agreement (as defined below) was $3.0 billion.
During the third quarter of 2014, Altria Group, Inc. entered into an extension agreement (the “Extension Agreement”) to amend its $3.0 billion senior unsecured 5-year revolving credit agreement, dated as of August 19, 2013 (the “Credit Agreement”). The Extension Agreement extends the expiration date of the Credit Agreement from August 19, 2018 to August 19, 2019

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

pursuant to the terms of the Credit Agreement. All other terms and conditions of the Credit Agreement remain in full force and effect. The Credit Agreement contains an additional option, subject to certain conditions, for Altria Group, Inc. to extend the expiration date for an additional one-year period.
The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Standard & Poor’s and Moody’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at December 31, 2014 for borrowings under the Credit Agreement was 1.25%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral.
The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At December 31, 2014, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.8 to 1.0 and 9.7 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments.
Any commercial paper issued by Altria Group, Inc. and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 19. Condensed Consolidating Financial Information.
Note 9. Long-Term Debt
At December 31, 2014 and 2013, Altria Group, Inc.’s long-term debt consisted of the following:

(in millions)	2014	2013
Notes, 2.625% to 10.20%, interest payable semi-annually, due through 2044 (1)	$14,651	$14,475
Debenture, 7.75%, interest payable semi-annually, due 2027	42	42
	14,693	14,517
Less current portion of long-term debt	1,000	525
	$13,693	$13,992
(1) Weighted-average coupon interest rate of 5.7% and 5.9% at December 31, 2014 and 2013, respectively.

Aggregate maturities of long-term debt are as follows:

(in millions)
2015	$1,000
2018	1,656
2019	1,144
2020	1,000
2021	1,500
Thereafter	8,442
Altria Group, Inc.’s estimate of the fair value of its debt is based on observable market information derived from a third party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.’s total long-term debt at December 31, 2014 and 2013, was $17.0 billion and $16.1 billion, respectively, as compared with its carrying value of $14.7 billion and $14.5 billion, respectively.
▪Altria Group, Inc. Senior Notes: On November 14, 2014, Altria Group, Inc. issued $1.0 billion aggregate principal amount of 2.625% senior unsecured long-term notes due 2020. Interest on these notes is payable semi-annually. The net proceeds from the issuance of these senior unsecured notes were added to Altria Group, Inc.’s general funds and were used for general corporate purposes.
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
With respect to $4.2 billion aggregate principal amount of Altria Group, Inc.’s senior unsecured long-term notes issued in 2009 and 2008, the interest rate payable on each series of notes is subject to adjustment from time to time if the rating assigned to the notes of such series by Moody’s or Standard & Poor’s is downgraded (or subsequently upgraded) as and to the extent set forth in the terms of the notes.
During the first quarter of 2014, Altria Group, Inc. repaid in full at maturity senior unsecured notes in the aggregate principal amount of $525 million.
The obligations of Altria Group, Inc. under the notes are guaranteed by PM USA as further discussed in Note 19. Condensed Consolidating Financial Information.
▪Debt Redemption and Tender Offers: During the fourth quarter of 2014, UST redeemed in full its $300 million (aggregate principal amount) 5.75% senior notes due 2018.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

During the fourth quarter of 2013 and the third quarter of 2012, Altria Group, Inc. completed debt tender offers to purchase for cash certain of its senior unsecured notes in aggregate principal amounts of $2.1 billion and $2.0 billion, respectively. Details of these debt tender offers were as follows:

(in millions)	2013	2012
Notes Purchased
9.95% Notes due 2038	$818	$—
10.20% Notes due 2039	782	—
9.70% Notes due 2018	293	1,151
9.25% Notes due 2019	207	849
Total	$2,100	$2,000
As a result of the UST debt redemption and the Altria Group, Inc. debt tender offers, pre-tax losses on early extinguishment of debt were recorded as follows:

(in millions)	2014	2013	2012
Premiums and fees	$44	$1,054	$864
Write-off of unamortized debt discounts and debt issuance costs	—	30	10
Total	$44	$1,084	$874
Note 10. Capital Stock
At December 31, 2014, Altria Group, Inc. had 12 billion shares of authorized common stock; issued, repurchased and outstanding shares of common stock were as follows:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, December 31, 2011	2,805,961,317	(761,542,032)	2,044,419,285
Stock award activity	—	181,011	181,011
Repurchases of common stock	—	(34,860,000)	(34,860,000)
Balances, December 31, 2012	2,805,961,317	(796,221,021)	2,009,740,296
Stock award activity	—	391,899	391,899
Repurchases of common stock	—	(16,652,913)	(16,652,913)
Balances, December 31, 2013	2,805,961,317	(812,482,035)	1,993,479,282
Stock award activity	—	447,840	447,840
Repurchases of common stock	—	(22,452,599)	(22,452,599)
Balances, December 31, 2014	2,805,961,317	(834,486,794)	1,971,474,523

At December 31, 2014, 45,070,039 shares of common stock were reserved for stock-based awards under Altria Group, Inc.’s stock plans, and 10 million shares of serial preferred stock, $1.00 par value, were authorized. No shares of serial preferred stock have been issued.
Note 11. Stock Plans
Under the Altria Group, Inc. 2010 Performance Incentive Plan (the “2010 Plan”), Altria Group, Inc. may grant to eligible employees stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Up to 50 million shares of common stock may be issued under the 2010 Plan. In addition, Altria Group, Inc. may grant up to one million shares of common stock to members of the Board of Directors who are not employees of Altria Group, Inc. under the Stock Compensation Plan for Non-Employee Directors (the “Directors Plan”). Shares available to be granted under the 2010 Plan and the Directors Plan at December 31, 2014, were 44,518,983 and 477,785, respectively.
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
The fair value of the shares of restricted stock and deferred stock at the date of grant is amortized to expense ratably over the restriction period, which is generally three years. Altria Group, Inc. recorded pre-tax compensation expense related to restricted stock and deferred stock granted to employees for the years ended December 31, 2014, 2013 and 2012 of $46 million, $49 million and $46 million, respectively. The deferred tax benefit recorded related to this compensation expense was $18 million, $19 million and $18 million for the years ended December 31, 2014, 2013 and 2012, respectively. The unamortized compensation expense related to Altria Group, Inc. restricted stock and deferred stock was $58 million at December 31, 2014 and is expected to be recognized over a weighted-average period of approximately two years.
Altria Group, Inc.’s restricted stock and deferred stock activity was as follows for the year ended December 31, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2013	5,332,862	$27.77
Granted	1,441,880	36.75
Vested	(2,187,921)	23.10
Forfeited	(74,910)	32.47
Balance at December 31, 2014	4,511,911	32.83

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

     The weighted-average grant date fair value of Altria Group, Inc. restricted stock and deferred stock granted during the years ended December 31, 2014, 2013 and 2012 was $53 million, $49 million and $53 million, respectively, or $36.75, $33.76 and $28.77 per restricted or deferred share, respectively. The total fair value of Altria Group, Inc. restricted stock and deferred stock vested during the years ended December 31, 2014, 2013 and 2012 was $86 million, $89 million and $81 million, respectively.
▪Stock Options: Altria Group, Inc. has not granted stock options since 2002, and there have been no stock options outstanding since February 29, 2012. The total intrinsic value of options exercised during the year ended December 31, 2012 was insignificant.

Note 12. Earnings per Share
Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Net earnings attributable to Altria Group, Inc.	$5,070	$4,535	$4,180
Less: Distributed and undistributed earnings attributable to unvested restricted and deferred shares	(12)	(12)	(13)
Earnings for basic and diluted EPS	$5,058	$4,523	$4,167
Weighted-average shares for basic and diluted EPS	1,978	1,999	2,024
Since February 29, 2012, there have been no stock options outstanding. For the 2012 computation, there were no antidilutive stock options.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 13. Other Comprehensive Earnings/Losses
The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

(in millions)	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
Balances, December 31, 2011	$2	$(2,062)	$173		$(1,887)
Other comprehensive (losses) earnings before reclassifications	—	(815)	303		(512)
Deferred income taxes	—	315	(106)		209
Other comprehensive (losses) earnings before reclassifications, net of deferred income taxes	—	(500)	197		(303)

Amounts reclassified to net earnings	—	241	3		244
Deferred income taxes	—	(93)	(1)		(94)
Amounts reclassified to net earnings, net of deferred income taxes	—	148	2		150

Other comprehensive (losses) earnings, net of deferred income taxes	—	(352)	199	(1)	(153)
Balances, December 31, 2012	2	(2,414)	372		(2,040)
Other comprehensive (losses) earnings before reclassifications	(2)	1,559	(740)		817
Deferred income taxes	—	(609)	259		(350)
Other comprehensive (losses) earnings before reclassifications, net of deferred income taxes	(2)	950	(481)		467

Amounts reclassified to net earnings	—	311	6		317
Deferred income taxes	—	(120)	(2)		(122)
Amounts reclassified to net earnings, net of deferred income taxes	—	191	4		195

Other comprehensive (losses) earnings, net of deferred income taxes	(2)	1,141	(477)	(1)	662
Balances, December 31, 2013	—	(1,273)	(105)		(1,378)
Other comprehensive losses before reclassifications	(2)	(1,411)	(881)		(2,294)
Deferred income taxes	—	550	308		858
Other comprehensive losses before reclassifications, net of deferred income taxes	(2)	(861)	(573)		(1,436)

Amounts reclassified to net earnings	—	154	59		213
Deferred income taxes	—	(60)	(21)		(81)
Amounts reclassified to net earnings, net of deferred income taxes	—	94	38		132

Other comprehensive losses, net of deferred income taxes	(2)	(767)	(535)	(1)	(1,304)
Balances, December 31, 2014	$(2)	$(2,040)	$(640)		$(2,682)

(1) For the years ended December 31, 2014, 2013 and 2012, Altria Group, Inc.’s proportionate share of SABMiller’s other comprehensive earnings/losses consisted primarily of currency translation adjustments.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Benefit Plans: (1)
Net loss	$187	$346	$302
Prior service cost/credit	(33)	(35)	(61)
	154	311	241
SABMiller (2)	59	6	3
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$213	$317	$244

(1) Amounts are included in net defined benefit plan costs. For further details, see Note 16. Benefit Plans.

(2) Amounts are included in earnings from equity investment in SABMiller. For further information on Altria Group, Inc.’s equity investment in SABMiller, see Note 6. Investment in SABMiller.

Note 14. Income Taxes
Earnings before income taxes and provision for income taxes consisted of the following for the years ended December 31, 2014, 2013 and 2012:

(in millions)	2014	2013	2012
Earnings before income taxes:
United States	$7,763	$6,929	$6,461
Outside United States	11	13	16
Total	$7,774	$6,942	$6,477
Provision for income taxes:
Current:
Federal	$2,350	$2,066	$2,870
State and local	480	423	348
Outside United States	3	4	5
	2,833	2,493	3,223
Deferred:
Federal	(124)	(77)	(920)
State and local	(5)	(9)	(9)
	(129)	(86)	(929)
Total provision for income taxes	$2,704	$2,407	$2,294
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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 was as follows:

(in millions)	2014	2013	2012
Balance at beginning of year	$227	$262	$381
Additions based on tax positions related to the current year	15	15	15
Additions for tax positions of prior years	29	35	170
Reductions for tax positions due to lapse of statutes of limitations	(2)	(1)	(16)
Reductions for tax positions of prior years	—	—	(102)
Settlements	(11)	(84)	(186)
Balance at end of year	$258	$227	$262
     Unrecognized tax benefits and Altria Group, Inc.’s consolidated liability for tax contingencies at December 31, 2014 and 2013, were as follows:

(in millions)	2014	2013
Unrecognized tax benefits — Altria Group, Inc.	$228	$188
Unrecognized tax benefits — Mondelēz	—	9
Unrecognized tax benefits — PMI	30	30
Unrecognized tax benefits	258	227
Accrued interest and penalties	57	48
Tax credits and other indirect benefits	(17)	(14)
Liability for tax contingencies	$298	$261

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2014 was $207 million, along with $51 million affecting deferred taxes. However, the impact on net earnings at December 31, 2014 would be $177 million, as a result of the net receivable from Altria Group, Inc.’s former subsidiary, Philip Morris International Inc. (“PMI”), of $30 million discussed below. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2013 was $212 million, along with $15 million affecting deferred taxes. However, the impact on net earnings at December 31, 2013 would be $173 million, as a result of net receivables from Altria Group, Inc.’s former subsidiaries Kraft Foods Inc. (now known as Mondelēz International, Inc. (“Mondelēz”)) and PMI of $9 million and $30 million, respectively, discussed below.
Under tax sharing agreements entered into in connection with the 2007 and 2008 spin-offs between Altria Group, Inc. and its former subsidiaries Mondelēz and PMI, respectively, Mondelēz and PMI are responsible for their respective pre-spin-off tax obligations. Altria Group, Inc., however, remains severally liable for Mondelēz’s and PMI’s pre-spin-off federal tax obligations pursuant to regulations governing federal consolidated income tax returns, and continues to include the pre-spin-off federal income tax reserves of PMI of $30 million in its liability for uncertain tax positions. Altria Group, Inc. also includes corresponding receivables/payables from/to PMI in its other assets and other liabilities on Altria Group, Inc.’s consolidated balance sheet at December 31, 2014. As of December 31, 2014, there are no remaining pre-spin-off tax reserves related to Mondelēz.
During 2014 and 2013, Altria Group, Inc. recorded net tax benefits of $2 million and $22 million, respectively, for Mondelēz tax matters, primarily relating to the IRS audit of Altria Group, Inc. and its consolidated subsidiaries’ 2007-2009 tax years.
During 2012, Altria Group, Inc. recorded an additional income tax provision of $52 million for Mondelēz and PMI tax matters, primarily as a result of the closure in August 2012 of the IRS audit of Altria Group, Inc. and its consolidated subsidiaries’ 2004-2006 tax years (“IRS 2004-2006 Audit”).
The net tax benefits of $2 million and $22 million for the years ended December 31, 2014 and 2013, respectively, were offset by the recording of corresponding net payables to Mondelēz, which were recorded as a decrease to operating income on Altria Group, Inc.’s consolidated statements of earnings for the years ended December 31, 2014 and 2013, respectively. The additional income tax provision of $52 million for the year ended December 31, 2012 was offset by increases to the corresponding receivables from Mondelēz and PMI, which were recorded as increases to operating income on Altria Group, Inc.’s consolidated statement of earnings for the year ended December 31, 2012. Due to these offsets, the Mondelēz and PMI tax matters had no impact on Altria Group, Inc.’s net earnings for the years ended December 31, 2014, 2013 and 2012.
Altria Group, Inc. recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision. At December 31, 2014, Altria Group, Inc. had $57 million of accrued interest and penalties, of which approximately

$7 million related to PMI, for which PMI is responsible under its tax sharing agreement. At December 31, 2013, Altria Group, Inc. had $48 million of accrued interest and penalties, of which approximately $2 million and $6 million related to Mondelēz and PMI, respectively, for which Mondelēz and PMI are responsible under their respective tax sharing agreements. The corresponding receivables/payables from/to Mondelēz and PMI were included in assets and liabilities on Altria Group, Inc.’s consolidated balance sheets at December 31, 2014 and 2013.
For the years ended December 31, 2014, 2013 and 2012, Altria Group, Inc. recognized in its consolidated statements of earnings $14 million, $5 million and $(88) million, respectively, of gross interest expense (income) associated with uncertain tax positions.
Altria Group, Inc. is subject to income taxation in many jurisdictions. Uncertain tax positions reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within the control of Altria Group, Inc. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $139 million, a portion of which would relate to the unrecognized tax benefits of PMI, for which Altria Group, Inc. is indemnified by PMI under its tax sharing agreement.
The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal tax benefit	4.0	3.8	3.5
Uncertain tax positions	0.5	0.7	(0.7)
SABMiller dividend benefit	(2.3)	(2.0)	(0.1)
Domestic manufacturing deduction	(2.4)	(2.7)	(2.0)
Other	—	(0.1)	(0.3)
Effective tax rate	34.8%	34.7%	35.4%
The tax provision in 2014 included net tax benefits of (i) $14 million from the reversal of tax accruals no longer required that was recorded during the third quarter of 2014 ($19 million), partially offset by additional tax provisions recorded during the fourth quarter of 2014 ($5 million); and (ii) $2 million for Mondelēz tax matters discussed above.
The tax provision in 2013 included net tax benefits of (i) $39 million from the reversal of tax accruals no longer required that was recorded during the third quarter of 2013 ($25 million) and fourth quarter of 2013 ($14 million); (ii) $25 million related to the recognition of previously unrecognized foreign tax credits primarily associated with SABMiller dividends that were recorded during the fourth quarter of 2013; and (iii) $22 million

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

for Mondelēz tax matters discussed above. The tax provision in 2013 also included a reduction in certain consolidated tax benefits resulting from the 2013 debt tender offer that is discussed further in Note 9. Long-Term Debt.
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
For further discussion of the Closing Agreement, see Note 7. Finance Assets, net.

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 31, 2014 and 2013:

(in millions)	2014	2013
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$1,054	$934
Settlement charges	1,379	1,338
Accrued pension costs	410	33
Net operating losses and tax credit carryforwards	357	331
Total deferred income tax assets	3,200	2,636
Deferred income tax liabilities:
Property, plant and equipment	(468)	(462)
Intangible assets	(3,915)	(3,848)
Investment in SABMiller	(2,039)	(2,135)
Finance assets, net	(1,123)	(1,424)
Other	(190)	(190)
Total deferred income tax liabilities	(7,735)	(8,059)
Valuation allowances	(211)	(195)
Net deferred income tax liabilities	$(4,746)	$(5,618)
At December 31, 2014, Altria Group, Inc. had estimated gross state tax net operating losses of $512 million that, if unused, will expire in 2015 through 2034, state tax credit carryforwards of $62 million that, if unused, will expire in 2015 through 2017, and foreign tax credit carryforwards of $324 million that, if unused, will expire in 2020 through 2024. Realization of these benefits is dependent upon various factors such as generating sufficient taxable income in the applicable states and receiving sufficient amounts of lower-taxed foreign dividends from SABMiller. A valuation allowance of $211 million has been established for these benefits that more-likely-than-not will not be realized.
Note 15. Segment Reporting
The products of Altria Group, Inc.’s subsidiaries include smokeable products comprised of cigarettes manufactured and sold by PM USA and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; smokeless products, substantially all of which are manufactured and sold by USSTC; and wine produced and/or distributed by Ste. Michelle. The products and services of these subsidiaries constitute Altria Group, Inc.’s reportable segments of smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in all other.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
Segment data were as follows:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Net revenues:
Smokeable products	$21,939	$21,868	$22,216
Smokeless products	1,809	1,778	1,691
Wine	643	609	561
All other	131	211	150
Net revenues	$24,522	$24,466	$24,618
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$6,873	$7,063	$6,239
Smokeless products	1,061	1,023	931
Wine	134	118	104
All other	(185)	157	176
Amortization of intangibles	(20)	(20)	(20)
General corporate expenses	(241)	(235)	(229)
Changes to Mondelēz and PMI tax-related receivables/payables	(2)	(22)	52
Operating income	7,620	8,084	7,253
Interest and other debt expense, net	(808)	(1,049)	(1,126)
Loss on early extinguishment of debt	(44)	(1,084)	(874)
Earnings from equity investment in SABMiller	1,006	991	1,224
Earnings before income taxes	$7,774	$6,942	$6,477
The smokeable products segment included net revenues of $21,363 million, $21,308 million and $21,615 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to cigarettes and net revenues of $576 million, $560 million and $601 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to cigars.
PM USA, USSTC and Middleton’s largest customer, McLane Company, Inc., accounted for approximately 27% of Altria Group, Inc.’s consolidated net revenues for each of the years ended December 31, 2014, 2013 and 2012. Substantially all of these net revenues were reported in the smokeable products and smokeless products segments. Sales to three distributors accounted for approximately 67% of net revenues for the wine segment for the year ended December 31, 2014 and 66% for each of the years ended December 31, 2013 and 2012.

Details of Altria Group, Inc.’s depreciation expense and capital expenditures were as follows:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Depreciation expense:
Smokeable products	$112	$113	$125
Smokeless products	22	25	26
Wine	30	30	27
General corporate and other	24	24	27
Total depreciation expense	$188	$192	$205
Capital expenditures:
Smokeable products	$49	$39	$48
Smokeless products	40	32	36
Wine	46	42	30
General corporate and other	28	18	10
Total capital expenditures	$163	$131	$124
The comparability of operating companies income for the reportable segments was affected by the following:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: For the years ended December 31, 2014 and 2013, pre-tax income for NPM adjustment items was recorded in Altria Group, Inc.’s consolidated statements of earnings as follows:

(in millions)	2014	2013
Smokeable products segment	$43	$664
Interest and other debt expense, net	47	—
Total	$90	$664
These adjustments resulted from the settlement of, and determinations made in connection with, disputes with certain states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement (the “MSA”) for the years 2003-2012 (such settlements and determinations are referred to collectively as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 18. Contingencies). The amounts shown in the table above for the smokeable products segment were recorded by PM USA as reductions to cost of sales, which increased operating companies income in the smokeable products segment.
▪Tobacco and Health Litigation Items: For the years ended December 31, 2014, 2013 and 2012, pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s consolidated statements of earnings as follows:

(in millions)	2014	2013	2012
Smokeable products segment	$27	$18	$4
General corporate	15	—	—
Interest and other debt expense, net	2	4	1
Total	$44	$22	$5

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

During the second quarter of 2014, Altria Group, Inc. and PM USA recorded an aggregate pre-tax charge of $31 million in marketing, administration and research costs for the estimated costs of implementing the corrective communications remedy in connection with the federal government’s lawsuit against Altria Group, Inc. and PM USA. For further discussion, see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit in Note 18. Contingencies.

▪Asset Impairment and Exit Costs: Asset impairment and exit costs for the years ended December 31, 2014, 2013 and 2012 were as follows:

(in millions)	2014	2013	2012
Smokeable products	$(6)	$3	$38
Smokeless products	5	3	22
General corporate and other	—	5	1
	$(1)	$11	$61
During 2014, PM USA sold its Cabarrus, North Carolina manufacturing facility for approximately $66 million in connection with the previously completed manufacturing optimization program associated with PM USA’s closure of the manufacturing facility in 2009. As a result, during 2014, PM USA recorded a pre-tax gain of $10 million.
The pre-tax asset impairment and exit costs for the year ended December 31, 2012 were due primarily to Altria Group, Inc.’s cost reduction program announced in 2011 (the “2011 Cost Reduction Program”).
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

Pension Plans
▪Obligations and Funded Status: The projected benefit obligations, plan assets and funded status of Altria Group, Inc.’s pension plans at December 31, 2014 and 2013, were as follows:

(in millions)	2014	2013
Projected benefit obligation at beginning of year	$7,137	$7,924
Service cost	68	86
Interest cost	345	314
Benefits paid	(410)	(410)
Actuarial losses (gains)	1,190	(784)
Other	—	7
Projected benefit obligation at end of year	8,330	7,137
Fair value of plan assets at beginning of year	7,077	6,167
Actual return on plan assets	615	927
Employer contributions	15	393
Benefits paid	(410)	(410)
Fair value of plan assets at end of year	7,297	7,077
Funded status at December 31	$(1,033)	$(60)
Amounts recognized in Altria Group, Inc.’s consolidated balance sheets at December 31, 2014 and 2013, were as follows:

(in millions)	2014	2013
Other assets	$—	$173
Other accrued liabilities	(21)	(21)
Accrued pension costs	(1,012)	(212)
	$(1,033)	$(60)
The accumulated benefit obligation, which represents benefits earned to date, for the pension plans was $7.9 billion and $6.8 billion at December 31, 2014 and 2013, respectively.
At December 31, 2014, the accumulated benefit obligations were in excess of plan assets for all pension plans. For plans with accumulated benefit obligations in excess of plan assets at December 31, 2013, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $299 million, $261 million and $66 million, respectively. These amounts were primarily related to plans for salaried employees that cannot be funded under IRS regulations.
The following assumptions were used to determine Altria Group, Inc.’s benefit obligations under the plans at December 31:

	2014	2013
Discount rate	4.1%	4.9%
Rate of compensation increase	4.0	4.0
The discount rates for Altria Group, Inc.’s plans were developed from a model portfolio of high-quality corporate bonds with durations that match the expected future cash flows of the benefit obligations.
At December 31, 2014, Altria Group, Inc. updated its mortality assumptions to reflect longer life expectancy for its pension plan participants, resulting in an increase of $401 million to the projected benefit obligation at December 31, 2014.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

▪Components of Net Periodic Benefit Cost: Net periodic pension cost consisted of the following for the years ended December 31, 2014, 2013 and 2012:

(in millions)	2014	2013	2012
Service cost	$68	$86	$79
Interest cost	345	314	344
Expected return on plan assets	(518)	(493)	(442)
Amortization:
Net loss	147	271	224
Prior service cost	10	10	10
Termination and settlement	—	7	21
Net periodic pension cost	$52	$195	$236
Termination and settlement shown in the table above primarily include charges related to the 2011 Cost Reduction Program.
The amounts included in termination and settlement in the table above were comprised of the following changes:

(in millions)	2013	2012
Benefit obligation	$1	$—
Other comprehensive earnings/losses:
Net loss	6	21
	$7	$21
For the pension plans, the estimated net loss and prior service cost that are expected to be amortized from accumulated other comprehensive losses into net periodic benefit cost during 2015 are $237 million and $7 million, respectively.
The following weighted-average assumptions were used to determine Altria Group, Inc.’s net pension cost for the years ended December 31:

	2014	2013	2012
Discount rate	4.9%	4.0%	5.0%
Expected rate of return on plan assets	8.0	8.0	8.0
Rate of compensation increase	4.0	4.0	4.0
Altria Group, Inc. sponsors deferred profit-sharing plans covering certain salaried, non-union and union employees. Contributions and costs are determined generally as a percentage of earnings, as defined by the plans. Amounts charged to expense for these defined contribution plans totaled $82 million, $80 million and $81 million in 2014, 2013 and 2012, respectively.

▪Plan Assets: Altria Group, Inc.’s pension plans investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Altria Group, Inc. believes that it implements the investment strategy in a prudent and risk-controlled manner, consistent with the fiduciary requirements of the Employee Retirement Income Security Act of 1974, by investing retirement plan assets in a well-diversified mix of equities, fixed income and other securities that reflects the impact of the demographic mix of plan participants on the benefit obligation using a target asset allocation between equity securities and fixed income investments of 55%/45%. The composition of Altria Group, Inc.’s plan assets at December 31, 2014 was broadly characterized as an allocation between equity securities (55%), corporate bonds (33%), U.S. Treasury and foreign government securities (7%) and all other types of investments (5%). Virtually all pension assets can be used to make monthly benefit payments.
Altria Group, Inc.’s pension plans investment objective is accomplished by investing in U.S. and international equity index strategies that are intended to mirror indices such as the Standard & Poor’s 500 Index, Russell Small Cap Completeness Index, Research Affiliates Fundamental Index (“RAFI”) Low Volatility U.S. Index, and Morgan Stanley Capital International (“MSCI”) Europe, Australasia, and the Far East (“EAFE”) Index. Altria Group, Inc.’s pension plans also invest in actively managed international equity securities of large, mid and small cap companies located in developed and emerging markets, as well as long duration fixed income securities that primarily include corporate bonds of companies from diversified industries. The allocation to below investment grade securities represented 19% of the fixed income holdings or 9% of total plan assets at December 31, 2014. The allocation to emerging markets represented 5% of the equity holdings or 2% of total plan assets at December 31, 2014. The allocation to real estate and private equity investments was immaterial at December 31, 2014.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The fair values of Altria Group, Inc.’s pension plan assets by asset category were as follows:
Investments at Fair Value as of December 31, 2014

(in millions)	Level 1	Level 2	Level 3	Total
Common/collective trusts:
U.S. large cap	$—	$1,870	$—	$1,870
U.S. small cap	—	442	—	442
International developed markets	—	79	—	79
U.S. and foreign government securities or their agencies:
U.S. government and agencies	—	296	—	296
U.S. municipal bonds	—	124	—	124
Foreign government and agencies	—	281	—	281
Corporate debt instruments:
Above investment grade	—	1,765	—	1,765
Below investment grade and no rating	—	527	—	527
Common stock:
International equities	1,000	—	1	1,001
U.S. equities	556	—	—	556
Registered investment companies	63	113	—	176
Other, net	74	91	15	180
Total investments at fair value, net	$1,693	$5,588	$16	$7,297

Investments at Fair Value as of December 31, 2013

(in millions)	Level 1	Level 2	Level 3	Total
Common/collective trusts:
U.S. large cap	$—	$1,971	$—	$1,971
U.S. small cap	—	546	—	546
International developed markets	—	159	—	159
U.S. and foreign government securities or their agencies:
U.S. government and agencies	—	226	—	226
U.S. municipal bonds	—	127	—	127
Foreign government and agencies	—	275	—	275
Corporate debt instruments:
Above investment grade	—	1,371	1	1,372
Below investment grade and no rating	—	380	—	380
Common stock:
International equities	1,050	—	1	1,051
U.S. equities	506	—	—	506
Registered investment companies	159	137	—	296
Other, net	108	47	13	168
Total investments at fair value, net	$1,823	$5,239	$15	$7,077
Level 3 holdings and transactions were immaterial to total plan assets at December 31, 2014 and 2013.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

For a description of the fair value hierarchy and the three levels of inputs used to measure fair value, see Note 2. Summary of Significant Accounting Policies.
Following is a description of the valuation methodologies used for investments measured at fair value.

▪
Common/Collective Trusts: Common/collective trusts consist of funds that are intended to mirror indices such as Standard & Poor’s 500 Index, Russell Small Cap Completeness Index and MSCI EAFE Index. They are valued on the basis of the relative interest of each participating investor in the fair value of the underlying assets of each of the respective common/collective trusts. The underlying assets are valued based on the net asset value (“NAV”) as provided by the investment account manager.

▪
U.S. and Foreign Government Securities: U.S. and foreign government securities consist of investments in Treasury Nominal Bonds and Inflation Protected Securities and municipal securities. Government securities are valued at a price that is based on a compilation of primarily observable market information, such as broker quotes. Matrix pricing, yield curves and indices are used when broker quotes are not available.

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

▪Cash Flows: Altria Group, Inc. makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under IRS regulations. Currently, Altria Group, Inc. anticipates making employer contributions to its pension plans of approximately $20 million to

$50 million in 2015 based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.
The estimated future benefit payments from the Altria Group, Inc. pension plans at December 31, 2014, were as follows:

(in millions)
2015	$422
2016	426
2017	434
2018	440
2019	440
2020-2024	2,306
Postretirement Benefit Plans
Net postretirement health care costs consisted of the following for the years ended December 31, 2014, 2013 and 2012:

(in millions)	2014	2013	2012
Service cost	$15	$18	$18
Interest cost	107	99	115
Amortization:
Net loss	22	51	40
Prior service credit	(43)	(45)	(45)
Curtailment	—	—	(26)
Net postretirement health care costs	$101	$123	$102
The curtailment gain shown in the table above resulted from plan amendments made to an Altria Group, Inc. postretirement plan during 2012 related to the 2011 Cost Reduction Program. The curtailment gain was recorded as a reduction to prior service credit in other comprehensive earnings/losses.
For the postretirement benefit plans, the estimated net loss and prior service credit that are expected to be amortized from accumulated other comprehensive losses into net postretirement health care costs during 2015 are $46 million and $(39) million, respectively.
The following assumptions were used to determine Altria Group, Inc.’s net postretirement cost for the years ended December 31:

	2014	2013	2012
Discount rate	4.8%	3.9%	4.9%
Health care cost trend rate	7.0	7.5	8.0

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Altria Group, Inc.’s postretirement health care plans are not funded. The changes in the accumulated postretirement benefit obligation at December 31, 2014 and 2013, were as follows:

(in millions)	2014	2013
Accrued postretirement health care costs at beginning of year	$2,317	$2,663
Service cost	15	18
Interest cost	107	99
Benefits paid	(132)	(138)
Actuarial losses (gains)	306	(327)
Other	—	2
Accrued postretirement health care costs at end of year	$2,613	$2,317
The current portion of Altria Group, Inc.’s accrued postretirement health care costs of $152 million and $162 million at December 31, 2014 and 2013, respectively, is included in other accrued liabilities on the consolidated balance sheets.
The Patient Protection and Affordable Care Act (“PPACA”), as amended by the Health Care and Education Reconciliation Act of 2010, was signed into law in March 2010. The PPACA mandates health care reforms with staggered effective dates from 2010 to 2018, including the imposition of an excise tax on high cost health care plans effective in 2018. The additional accumulated postretirement liability resulting from the PPACA, which is not material to Altria Group, Inc., has been included in Altria Group, Inc.’s accumulated postretirement benefit obligation at December 31, 2014 and 2013. Given the complexity of the PPACA and the extended time period during which implementation is expected to occur, future adjustments to Altria Group, Inc.’s accumulated postretirement benefit obligation may be necessary.
The following assumptions were used to determine Altria Group, Inc.’s postretirement benefit obligations at December 31:

	2014	2013
Discount rate	4.0%	4.8%
Health care cost trend rate assumed for next year	7.0	7.0
Ultimate trend rate	5.0	5.0
Year that the rate reaches the ultimate trend rate	2019	2018
     At December 31, 2014, Altria Group, Inc. updated its mortality assumptions to reflect longer life expectancy for its postretirement health care plan participants, resulting in an increase of $110 million to the accrued postretirement health care costs at December 31, 2014.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have had the following effects as of December 31, 2014:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	6.3%	(5.4)%
Effect on postretirement benefit obligation	7.2	(6.0)
Altria Group, Inc.’s estimated future benefit payments for its postretirement health care plans at December 31, 2014, were as follows:

(in millions)
2015	$152
2016	157
2017	158
2018	158
2019	155
2020-2024	722
Postemployment Benefit Plans
Altria Group, Inc. sponsors postemployment benefit plans covering substantially all salaried and certain hourly employees. The cost of these plans is charged to expense over the working life of the covered employees. Net postemployment costs consisted of the following for the years ended December 31, 2014, 2013 and 2012:

(in millions)	2014	2013	2012
Service cost	$1	$1	$1
Interest cost	1	1	1
Amortization of net loss	18	18	17
Other	2	(17)	(7)
Net postemployment costs	$22	$3	$12
For the postemployment benefit plans, the estimated net loss that is expected to be amortized from accumulated other comprehensive losses into net postemployment costs during 2015 is approximately $19 million.
Altria Group, Inc.’s postemployment benefit plans are not funded. The changes in the benefit obligations of the plans at

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

December 31, 2014 and 2013, were as follows:

(in millions)	2014	2013
Accrued postemployment costs at beginning of year	$65	$149
Service cost	1	1
Interest cost	1	1
Benefits paid	(30)	(65)
Actuarial losses (gains) and assumption changes	30	(4)
Other	2	(17)
Accrued postemployment costs at end of year	$69	$65

The accrued postemployment costs were determined using a weighted-average discount rate of 3.0% and 3.7% in 2014 and 2013, respectively, an assumed weighted-average ultimate annual turnover rate of 0.5% in 2014 and 2013, assumed compensation cost increases of 4.0% in 2014 and 2013, and assumed benefits as defined in the respective plans. Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Comprehensive Earnings/Losses
The amounts recorded in accumulated other comprehensive losses at December 31, 2014 consisted of the following:

(in millions)	Pensions	Post- retirement	Post- employment	Total
Net loss	$(2,637)	$(823)	$(122)	$(3,582)
Prior service (cost) credit	(23)	264	—	241
Deferred income taxes	1,037	218	46	1,301
Amounts recorded in accumulated other comprehensive losses	$(1,623)	$(341)	$(76)	$(2,040)
The amounts recorded in accumulated other comprehensive losses at December 31, 2013 consisted of the following:

(in millions)	Pensions	Post- retirement	Post- employment	Total
Net loss	$(1,691)	$(539)	$(128)	$(2,358)
Prior service (cost) credit	(33)	307	—	274
Deferred income taxes	673	90	48	811
Amounts recorded in accumulated other comprehensive losses	$(1,051)	$(142)	$(80)	$(1,273)
The movements in other comprehensive earnings/losses during the year ended December 31, 2014 were as follows:

(in millions)	Pensions	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost:
Amortization:
Net loss	$147	$22	$18	$187
Prior service cost/credit	10	(43)	—	(33)
Deferred income taxes	(61)	8	(7)	(60)
	96	(13)	11	94
Other movements during the year:
Net loss	(1,093)	(306)	(12)	(1,411)
Deferred income taxes	425	120	5	550
	(668)	(186)	(7)	(861)
Total movements in other comprehensive earnings/losses	$(572)	$(199)	$4	$(767)

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The movements in other comprehensive earnings/losses during the year ended December 31, 2013 were as follows:

(in millions)	Pensions	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost:
Amortization:
Net loss	$271	$51	$18	$340
Prior service cost/credit	10	(45)	—	(35)
Other expense:
Net loss	6	—	—	6
Deferred income taxes	(111)	(2)	(7)	(120)
	176	4	11	191
Other movements during the year:
Net loss	1,218	327	23	1,568
Prior service cost/credit	(7)	(2)	—	(9)
Deferred income taxes	(470)	(129)	(10)	(609)
	741	196	13	950
Total movements in other comprehensive earnings/losses	$917	$200	$24	$1,141
The movements in other comprehensive earnings/losses during the year ended December 31, 2012 were as follows:

(in millions)	Pensions	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost:
Amortization:
Net loss	$224	$40	$17	$281
Prior service cost/credit	10	(45)	—	(35)
Other expense (income):
Net loss	21	—	—	21
Prior service cost/credit	—	(26)	—	(26)
Deferred income taxes	(99)	12	(6)	(93)
	156	(19)	11	148
Other movements during the year:
Net loss	(643)	(161)	(11)	(815)
Deferred income taxes	249	63	3	315
	(394)	(98)	(8)	(500)
Total movements in other comprehensive earnings/losses	$(238)	$(117)	$3	$(352)

Note 17. Additional Information

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Research and development expense	$167	$153	$136
Advertising expense	$30	$7	$6
Interest and other debt expense, net:
Interest expense	$857	$1,053	$1,128
Interest income	(49)	(4)	(2)
	$808	$1,049	$1,126
Rent expense	$52	$49	$49

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

     Minimum rental commitments and sublease income under non-cancelable operating leases in effect at December 31, 2014 were as follows:

(in millions)	Rental Commitments	Sublease Income
2015	$56	$5
2016	52	5
2017	41	4
2018	31	4
2019	24	4
Thereafter	118	20
	$322	$42

The activity in the allowance for discounts and allowance for returned goods for the years ended December 31, 2014, 2013 and 2012 was as follows:

(in millions)	2014		2013		2012
	Discounts	Returned Goods	Discounts	Returned Goods	Discounts	Returned Goods
Balance at beginning of year	$—	$41	$—	$42	$—	$54
Charged to costs and expenses	599	179	610	150	619	114
Deductions (1)	(599)	(174)	(610)	(151)	(619)	(126)
Balance at end of year	$—	$46	$—	$41	$—	$42
(1) Represents the recording of discounts and returns for which allowances were created.

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
Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 46 states and Puerto Rico limit the dollar amount of bonds or require no bond at all. As discussed below, however, tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. Although Altria Group, Inc. cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.
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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of December 31, 2014, December 31, 2013 and December 31, 2012.

Type of Case	Number of Cases Pending as of December 31, 2014	Number of Cases Pending as of December 31, 2013	Number of Cases Pending as of December 31, 2012
Individual Smoking and Health Cases (1)	67	67	77
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	5	6	7
Health Care Cost Recovery Actions (3)	1	1	1
“Lights/Ultra Lights” Class Actions	12	15	14

(1) Does not include 2,558 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (discussed below in Smoking and Health Litigation - Engle Class Action).
(2) Includes as one case the 600 civil actions (of which 346 were actions against PM USA) that were to be tried in a single proceeding in West Virginia (In re: Tobacco Litigation). The West Virginia Supreme Court of Appeals has ruled that the United States Constitution did not preclude a trial in two phases in this case. Issues related to defendants’ conduct and whether punitive damages are permissible were tried in the first phase. Trial in the first phase of this case began in April 2013. In May 2013, the jury returned a verdict in favor of defendants on the claims for design defect, negligence, failure to warn, breach of warranty, and concealment and declined to find that the defendants’ conduct warranted punitive damages. Plaintiffs prevailed on their claim that ventilated filter cigarettes should have included use instructions for the period 1964 - 1969. The second phase, if any, will consist of individual trials to determine liability and compensatory damages on that claim only. In August 2013, the trial court denied all post-trial motions. The trial court entered final judgment in October 2013 and, in November 2013, plaintiffs filed their notice of appeal to the West Virginia Supreme Court of Appeals. On November 3, 2014, the West Virginia Supreme Court of Appeals affirmed the final judgment. Plaintiffs filed a petition for rehearing with the West Virginia Supreme Court of Appeals, which the court denied on January 8, 2015.
(3) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

▪International Tobacco-Related Cases: As of January 27, 2015, PM USA is a named defendant in ten health care cost recovery actions in Canada, eight of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.
▪Tobacco-Related Cases Set for Trial: As of January 27, 2015, 57 Engle progeny cases and three individual smoking and health cases against PM USA are set for trial in 2015. Cases against other companies in the tobacco industry are also scheduled for trial in 2015. Trial dates are subject to change.
▪Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 56 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 38 of the 56 cases. These 38 cases were tried in Alaska (1), California (6), Florida (10), Louisiana (1), Massachusetts (1), Mississippi (1), Missouri (3), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2). A motion for a new trial was granted in one of the cases in Florida and in the case in Alaska. In the Alaska case (Hunter), the trial court withdrew its order for a new trial upon PM USA’s motion for reconsideration. Oral argument of plaintiff’s appeal of this ruling occurred in September 2014. See Types and Number of Cases above for a discussion of the trial results in In re: Tobacco Litigation (West Virginia consolidated cases).

Of the 18 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 15 have reached final resolution. A verdict against defendants in one health care cost recovery case (Blue Cross/Blue Shield) was reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006, but plaintiff is seeking to reinstate the verdict, which an intermediate appellate court ordered in April 2014. PM USA filed a petition for leave to appeal, which automatically stayed the April 2014 order. In September 2014, the Illinois Supreme Court granted PM USA’s motion for leave to appeal. See “Lights/Ultra Lights” Cases - The Price Case below for a discussion of developments in Price.
    As of January 27, 2015, 70 state and federal Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision. Thirty-six verdicts were returned in favor of plaintiffs and 34 verdicts were returned in favor of PM USA. See Smoking and Health Litigation - Engle Progeny Trial Court Results below for a discussion of these verdicts.
▪Judgments Paid and Provisions for Tobacco and Health Litigation (Including Engle Progeny Litigation): After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments (and related costs and fees) totaling approximately $266 million and interest totaling approximately $144 million as of December 31, 2014. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $13.8 million and interest totaling approximately $2.5 million.

The changes in Altria Group, Inc.’s accrued liability for tobacco and health judgments, including related interest costs, for the periods specified below were as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(in millions)
Accrued liability for tobacco and health judgments at beginning of period	$3	$—	$122
Pre-tax charges for tobacco and health judgments	11	18	4
Pre-tax charges for related interest costs	2	4	1
Pre-tax charges related to implementation of corrective communications remedy pursuant to the federal government’s lawsuit	31	—	—
Payments	(8)	(19)	(127)
Accrued liability for tobacco and health judgments at end of period	$39	$3	$—
The accrued liability for tobacco and health litigation, including related interest costs, was included in liabilities on Altria Group, Inc.’s consolidated balance sheets. Pre-tax charges for tobacco and health judgments and corrective communications were included in marketing, administration and research costs on Altria Group, Inc.’s consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net on Altria Group, Inc.’s consolidated statements of earnings.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

▪Security for Judgments: To obtain stays of judgments pending current appeals, as of December 31, 2014, PM USA has posted various forms of security totaling approximately $61 million, the majority of which has been collateralized with cash deposits that are included in other assets on the consolidated balance sheet.
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
▪Non-Engle Progeny Trial Results: Summarized below are the non-Engle progeny smoking and health cases pending during 2014 or 2015 in which verdicts were returned in favor of plaintiffs and against PM USA. Charts listing the verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Court Results below.

Mulholland: In July 2013, a jury in the U.S. District Court for the Southern District of New York returned a verdict in favor of plaintiff and awarded $5.5 million in compensatory damages against PM USA. In August 2013, after taking into account a prior recovery by the plaintiff against third parties, the court entered final judgment in the amount of $4.9 million. In September 2013, PM USA filed a renewed motion for judgment as a matter of law and plaintiff moved to modify the amount of the judgment. In December 2013, the trial court denied the parties’ post-trial motions. In January 2014, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit, plaintiff cross-appealed and PM USA posted a bond in the amount of $5.5 million. On January 7, 2015, the U.S. Court of Appeals for the Second Circuit affirmed the trial court’s decision. In the fourth quarter of 2014, PM USA recorded a provision on its consolidated balance sheet in the amount of approximately $5 million for the judgment plus interest and paid this amount on January 21, 2015.

Schwarz: In March 2002, an Oregon jury awarded $168,500 in compensatory damages and $150 million in punitive damages against PM USA. In May 2002, the trial court reduced the punitive damages award to $100 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the court of appeals’ decision reversing and remanding the case for a new trial on punitive damages. In June 2010, the Oregon Supreme Court affirmed the court of appeals’ decision and remanded the case to the trial court for a new trial limited to the question of punitive damages. In December 2010, the Oregon Supreme Court reaffirmed its earlier ruling and awarded PM USA approximately $500,000 in costs. In March 2011, PM USA filed a claim against the plaintiff for its costs and disbursements on appeal, plus interest. Trial on the amount of punitive damages began in January 2012. In February 2012, the jury awarded plaintiff $25 million in punitive damages. In September 2012, PM USA filed a notice of appeal from the trial court’s judgment with the Oregon Court of Appeals. Oral argument at the Oregon Court of Appeals occurred in September 2014.

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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
▪Engle Progeny Cases: The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s Engle decision, expired in January 2008. As of January 27, 2015, approximately 3,200 state court cases were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 4,200 state court plaintiffs.  Furthermore, as of January 27, 2015, approximately 700 cases were pending against PM USA in federal district court asserting individual claims by or on behalf of a similar number of federal court plaintiffs. Most of these federal cases are pending in the U.S. District Court for the Middle District of Florida. Because of a number of factors, including, but not limited to, docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates.
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
▪Engle Progeny Trial Results: As of January 27, 2015, 70 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Engle decision. Thirty-six verdicts were returned in favor of plaintiffs.
Thirty-four verdicts were returned in favor of PM USA (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Russo (formerly Frazier), C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious, Szymanski, Gollihue, McCray, Denton, Hancock, Wilder, D. Cohen, LaMotte, J. Campbell, Dombey, Haldeman, Jacobson, Blasco, Gonzalez, Reider, Banks, Surico, Davis, Baum, Bishop, Starbuck and Vila). In addition, there have been a number of mistrials, only some of which have resulted in new trials as of January 27, 2015. The juries in the Reider and Banks cases returned zero damages verdicts in favor of PM USA. The juries in the Weingart and Hancock cases returned verdicts against PM USA awarding no damages, but the trial court in each case granted an additur. In the Russo case (formerly Frazier), however, the Florida

Third District Court of Appeal reversed the judgment in defendants’ favor in April 2012 and remanded the case for a new trial. Defendants sought review of the case in the Florida Supreme Court, which was granted in September 2013. Oral argument occurred in April 2014 in the Florida Supreme Court on the question of whether the statute of repose applies in Engle progeny cases.
The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs (including Hancock, where the verdict originally was returned in favor of PM USA). The first chart lists such cases that are pending as of January 27, 2015; the second chart lists such cases that were pending in 2014, but that are now concluded.

Currently-Pending Cases
____________________________________________________________________________________________________
Plaintiff: Brown
Date:     January 2015

Verdict:
On January 21, 2015, a jury in the U.S. District Court for the Middle District of Florida returned a verdict against PM USA awarding plaintiff approximately $8.3 million in compensatory damages and $9 million in punitive damages.
____________________________________________________________________________________________________
Plaintiff: Allen
Date:     November 2014

Verdict:
On November 26, 2014, a Duval County jury returned a verdict against PM USA and R.J. Reynolds Tobacco Company (“R.J. Reynolds”) awarding plaintiff approximately $3.1 million in compensatory damages and allocating 6% of the fault to PM USA. The jury also awarded approximately $7.76 million in punitive damages against each defendant. This was a retrial of a 2011 trial that awarded plaintiff $6 million in compensatory damages and $17 million in punitive damages against each defendant.

Post-Trial Developments:
On December 9, 2014, defendants filed various post-trial motions, including motions to set aside the verdict and motions for a new trial.
____________________________________________________________________________________________________
Plaintiff: Perrotto
Date:     November 2014

Verdict:
On November 21, 2014, a Palm Beach County jury returned a verdict against PM USA, R.J. Reynolds, Lorillard Tobacco Company (“Lorillard”) and Liggett Group LLC (“Liggett Group”) awarding plaintiff approximately $4.1 million in compensatory damages and allocating 25% of the fault to PM USA (an amount of approximately $1.02 million).

Post-Trial Developments:
On December 4, 2014, the court entered final judgment. On December 5, 2014, plaintiff filed a motion for a new trial. On December 8, 2014, defendants filed various post-trial motions, including motions to set aside the verdict and motions for a new trial.
____________________________________________________________________________________________________
Plaintiff: Boatright
Date:     November 2014

Verdict:
On November 10, 2014, a Polk County jury returned a verdict against PM USA and Liggett Group awarding plaintiff $15 million in compensatory damages and allocating 85% of the fault to PM USA (an amount of $12.75 million). On November 12, 2014, the jury

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

awarded plaintiff approximately $19.7 million in punitive damages against PM USA and $300,000 in punitive damages against Liggett Group.

Post-Trial Developments:
On November 25, 2014, PM USA filed various post-trial motions. On January 20, 2015, the court denied PM USA’s motions for a new trial and for remittitur, but agreed to reduce the compensatory damages award by the jury’s assessment of comparative fault.
____________________________________________________________________________________________________
Plaintiff: Kerrivan
Date:     October 2014

Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict against PM USA and R.J. Reynolds awarding plaintiff $15.8 million in compensatory damages and allocating 50% of the fault to PM USA. The jury also awarded plaintiff $25.3 million in punitive damages and allocated $15.7 million to PM USA.

Post-Trial Developments:
The trial court entered final judgment awarding plaintiff $15.8 million in compensatory damages and $25.3 million in punitive damages. On December 11, 2014, defendants filed various post-trial motions, including a renewed motion for judgment or for a new trial. Plaintiff agreed to waive the bond for the appeal.
___________________________________________________________________________________________________
Plaintiff: Lourie
Date:     October 2014

Verdict:
A Hillsborough County jury returned a verdict against PM USA, R.J. Reynolds and Lorillard awarding plaintiff approximately $1.37 million in compensatory damages and allocating 27% of the fault to PM USA (an amount of approximately $370,000).

Post-Trial Developments:
On October 27, 2014, defendants filed a motion for judgment in accordance with their motion for directed verdict and a motion for a new trial. The court denied defendants’ post-trial motions on November 3, 2014 and, on November 6, 2014, entered final judgment. On November 7, 2014, defendants filed a notice of appeal to the Florida Second District Court of Appeal. On November 7, 2014, PM USA posted a bond in the amount of $370,318.
____________________________________________________________________________________________________
Plaintiff: Berger
Date:     September 2014

Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict against PM USA awarding plaintiff $6.25 million in compensatory damages and $20.76 million in punitive damages.

Post-Trial Developments:
The court entered final judgment against PM USA in September 2014. In October 2014, the court entered an order scheduling post-trial motions and confirming that plaintiff agreed to waive bond for appeal. Also in October 2014, PM USA filed a motion for a new trial or, in the alternative, remittitur of the jury’s damages awards.
___________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Plaintiff: Harris
Date:    July 2014

Verdict:
The U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds and Lorillard awarding approximately $1.73 million in compensatory damages and allocating 15% of the fault to PM USA.

Post-Trial Developments:
Defendants filed motions for a defense verdict because the jury’s findings indicated that plaintiff was not a member of the Engle class. On December 18, 2014, the court entered final judgment in favor of plaintiff. On January 15, 2015, defendants filed a renewed motion for judgment as a matter of law or, in the alternative, a motion for a new trial. Defendants also filed a motion to alter or amend the final judgment.
___________________________________________________________________________________________________
Plaintiff: Griffin
Date:    June 2014

Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA awarding approximately $1.27 million in compensatory damages and allocating 50% of the fault to PM USA (an amount of approximately $630,000).

Post-Trial Developments:
The court entered final judgment against PM USA in July 2014. In August 2014, PM USA filed a motion to amend the judgment to reduce plaintiff’s damages by the amount paid by collateral sources, which the court denied in September 2014. In October 2014, PM USA posted a bond in the amount of $640,543 and filed a notice of appeal to the U.S. District Court of Appeals for the Eleventh Circuit.
__________________________________________________________________________________________________
Plaintiff: Burkhart
Date:    May 2014

Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds and Lorillard awarding $5 million in compensatory damages and allocating fault among the defendants as follows: 15% to PM USA, 25% to R.J. Reynolds and 10% to Lorillard. The court declined defendants’ request to reduce the compensatory damages award by the jury’s assessment of comparative fault, imposing joint and several liability. The jury also awarded plaintiff $2.5 million in punitive damages, allocating $750,000 to PM USA.

Post-Trial Developments:
In July 2014, defendants filed post-trial motions, including a renewed motion for judgment or, alternatively, for a new trial or remittitur of the damages awards, which the court denied in September 2014. In October 2014, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit.
___________________________________________________________________________________________________
Plaintiff: Bowden
Date:    March 2014

Verdict:
A Duval County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded plaintiff $5 million in compensatory damages and allocated 30% of the fault to PM USA (an amount of $1.5 million).

Post-Trial Developments:
The court entered final judgment against defendants in March 2014. In April 2014, defendants filed post-trial motions, including motions for a new trial and to set aside the verdict. In May 2014, the court denied defendants’ post-trial motions. In June 2014, defendants filed a notice of appeal to the Florida First District Court of Appeal, and PM USA posted a bond in the amount of $1.5 million.
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
____________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Plaintiff: Starr-Blundell
Date:    June 2013

Verdict:
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

Post-Trial Developments:
In May 2013, defendants filed several post-trial motions, including motions for a new trial and to set aside the verdict, which the trial court denied in October 2013 and entered final judgment in favor of plaintiff. In October 2013, PM USA and Lorillard appealed to the Florida Third District Court of Appeal, and PM USA posted a bond in the amount of $180,000. On November 19, 2014, the Florida Third District Court of Appeal affirmed the final judgment. In the fourth quarter of 2014, PM USA recorded a provision on its consolidated balance sheet of approximately $193,000 for the judgment plus interest.
____________________________________________________________________________________________________
Plaintiff: Graham
Date:    May 2013

Verdict:
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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

Post-Trial Developments:
In December 2012, defendants filed several post-trial motions, including motions for a new trial and to set aside the verdict. In March 2013, the trial court denied all motions and entered final judgment against PM USA and Liggett Group refusing to reduce the compensatory damages award by plaintiff’s comparative fault and holding PM USA and Liggett Group jointly and severally liable for $5.5 million. In April 2013, defendants filed a notice of appeal to the Florida First District Court of Appeal, and PM USA posted a bond in the amount of $2.5 million. In July 2014, the Florida First District Court of Appeal affirmed the judgment, but certified to the Florida Supreme Court the issue of the statute of repose, which is currently before the court in Hess. In August 2014, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In September 2014, the Florida Supreme Court stayed the case pending the outcome of Hess.
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
____________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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

Post-Trial Developments:
In August 2010, the trial court entered final judgment. PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and, in November 2010, posted a $1.6 million bond. In June 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings, holding that the trial court erred in (1) not reducing the compensatory damages award as excessive and (2) not instructing the jury on the statute of repose in connection with plaintiff’s conspiracy claim that resulted in the $2.5 million punitive damages award. In July 2013, plaintiff filed a motion for rehearing, which the Fourth District Court of Appeal denied in August 2013. In September 2013, both parties filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court. In December 2013, the Florida Supreme Court stayed the appeal pending the outcome of the Hess case.
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
_________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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

Post-Trial Developments:
In April 2011, the trial court entered final judgment. In July 2011, PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and posted a $2 million bond. In August 2013, the Fourth District Court of Appeal affirmed the judgment. In October 2013, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, which declined jurisdiction in September 2014. In the third quarter of 2014, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $3.9 million for the judgment plus interest and associated costs and paid this amount in October 2014.
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

Post-Trial Developments:
A notice of appeal was filed by PM USA in September 2009. In February 2012, the Florida Fourth District Court of Appeal reversed the judgment, holding that the statute of limitations barred plaintiff’s claims. In October 2012, on motion for rehearing, the Florida Fourth District Court of Appeal withdrew its prior decision and affirmed the trial court’s judgment. In November 2012, PM USA filed a notice to invoke the jurisdiction of the Florida Supreme Court, which the Florida Supreme Court denied. In the first quarter of 2014, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $3.6 million for the judgment plus interest and associated costs. In March 2014, PM USA filed a petition for writ of certiorari with the United States Supreme Court, which was denied in June 2014. Also in June 2014, PM USA paid the judgment plus interest and associated costs in the amount of approximately $3.6 million.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
In Douglas, in March 2012, the Florida Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings with respect to strict liability claims but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants’ federal due process rights. In March 2013, the Florida Supreme Court affirmed the final judgment entered in favor of plaintiff upholding the use of the Engle jury findings with respect to strict liability and negligence claims. PM USA filed its petition for writ of certiorari with the United States Supreme Court in August 2013, which the court denied in October 2013.
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
In Graham, an Engle progeny case against PM USA and R.J. Reynolds on appeal to the Eleventh Circuit Court of Appeals, defendants argued that the Engle progeny plaintiffs’ product liability claims are impliedly preempted by federal law. Oral argument was heard on November 20, 2014.
In Soffer, an Engle progeny case against R.J. Reynolds, the Florida First District Court of Appeal held that Engle progeny plaintiffs can recover punitive damages only on their intentional tort claims. In February 2014, the Florida Supreme Court accepted jurisdiction over plaintiff’s appeal from the Florida First District Court of Appeal’s holding and heard oral argument on December 4, 2014.
In Ciccone, an Engle progeny case against R.J. Reynolds, the Florida Fourth District Court of Appeal held that Engle progeny plaintiffs could establish class membership by showing that they developed symptoms during the Engle class period that could, in hindsight, be attributed to their smoking-related disease. The court certified a conflict with Castleman, a Florida First District Court of Appeal decision, which held that manifestation requires Engle progeny plaintiffs to have been aware during the class period that they had a disease caused by smoking in order to establish class membership. The Florida Supreme Court accepted jurisdiction in the Ciccone case in June 2014 and heard oral argument on December 4, 2014.
▪Florida Bond Statute: In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applies to all state Engle progeny lawsuits in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. Plaintiffs in three state Engle progeny cases against R.J. Reynolds in Alachua County, Florida (Alexander, Townsend and Hall) and one case in Escambia County (Clay) challenged the constitutionality of the bond cap statute. The Florida Attorney General intervened in these cases in defense of the constitutionality of the statute.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
As of January 27, 2015, PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Medical Monitoring Class Actions

In medical monitoring actions, plaintiffs seek to recover the cost for, or otherwise the implementation of, court-supervised programs for ongoing medical monitoring purportedly on behalf of a class of individual plaintiffs. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT (“LDCT”) scanning in order to identify and diagnose lung cancer. Plaintiffs in these cases do not seek punitive damages, although plaintiffs in Donovan have indicated they may seek to treble any damages awarded. The future defense of these cases may be negatively impacted by evolving medical standards and practice.
One medical monitoring class action is currently pending against PM USA. In Donovan, filed in December 2006 in the U.S. District Court for the District of Massachusetts, plaintiffs purportedly brought the action on behalf of the state’s residents who are: age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. The Supreme Judicial Court of Massachusetts, in answering questions certified to it by the district court, held in October 2009 that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The court also ruled that whether or not the case is barred by the applicable statute of limitations is a factual issue to be determined by the trial court. The case was remanded to federal court for further proceedings. In June 2010, the district court granted in part the plaintiffs’ motion for class certification, certifying the class as to plaintiffs’ claims for breach of implied warranty and violation of the Massachusetts Consumer Protection Act, but denying certification as to plaintiffs’ negligence claim. In July 2010, PM USA petitioned the U.S. Court of Appeals for the First Circuit for appellate review of the class certification decision. The petition was denied in September 2010. As a remedy, plaintiffs have proposed a 28-year medical monitoring program with an approximate cost of $190 million. In June 2011, plaintiffs filed various motions for partial summary judgment and to strike affirmative defenses, which the district court denied in March 2012 without prejudice. In October 2011, PM USA filed a motion for class decertification, which motion was denied in March 2012. In February 2013, the district court amended the class definition to extend to individuals who satisfy the class membership criteria through February 26, 2013, and to exclude any individual who was not a Massachusetts resident as of February 26, 2013. In January 2014, plaintiffs renewed their previously filed motions for partial summary judgment and to strike affirmative defenses. In December 2014, the court issued its rulings on plaintiffs’ previously-filed motions, granting and denying the motions in part. A trial date has not been set.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Other medical monitoring cases previously brought against PM USA include Caronia, filed in January 2006 in the U.S. district court for the Eastern District of New York. In January 2011, the district court dismissed plaintiffs’ implied warranty and medical monitoring claims and declared plaintiffs’ motion for class certification moot in light of the dismissal of the case. The plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit. In May 2013, the Second Circuit affirmed the dismissal of plaintiffs’ traditional negligence, strict liability and breach of warranty claims on the grounds of statute of limitations and the widespread knowledge regarding the risks of cigarette smoking, but certified certain questions to the New York State Court of Appeals, including whether New York would recognize an independent claim for medical monitoring. In May 2013, the New York Court of Appeals accepted the certified questions and, in December 2013, ruled that New York law does not allow for an independent cause of action for medical monitoring. The Second Circuit affirmed the district court’s dismissal of the entire case in April 2014, including the so-called independent claim for medical monitoring, and issued its mandate in May 2014. Two other cases (California (Xavier) and Florida (Gargano)) were dismissed in 2011.

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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
▪Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the years ended December 31, 2014, 2013 and 2012, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was approximately $4.6 billion, $4.2 billion and $4.9 billion, respectively. The 2014 and 2013 amounts include a reduction to cost of sales of approximately $43 million and $664 million, respectively, related to the NPM Adjustment disputes discussed below.
The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.
▪NPM Adjustment Disputes: PM USA is participating in proceedings regarding potential downward adjustments (the “NPM Adjustment”) to MSA payments made by manufacturers that are signatories to the MSA (the “participating manufacturers” or “PMs”) for 2003-2012. The

NPM Adjustment is a reduction in MSA payments that applies if the PMs collectively lose at least a specified level of market share to non-participating manufacturers (“NPMs”) between 1997 and the year at issue, subject to certain conditions and defenses. The independent auditor appointed under the MSA calculates the maximum amount, if any, of the NPM Adjustment for any year in respect of which such NPM Adjustment is potentially applicable.

2003-2012 NPM Adjustment Disputes - Settlement with 24 States and Territories: PM USA has settled the NPM Adjustment disputes for the years 2003-2012 with 24 of the 52 MSA states and territories (the 24 states and territories are referred to as the “signatory states,” and the remaining MSA states and territories are referred to as the “non-signatory states”). Pursuant to the settlement, PM USA expects to receive a total of at least $599 million for 2003-2012. Of this total, PM USA has already received $579 million in the form of reductions to its MSA payments in 2013 or 2014 and expects to receive the remaining $20 million as a reduction to its MSA payment due in April 2015.
PM USA recorded $519 million of the $599 million as a reduction to cost of sales that increased its reported pre-tax earnings by $483 million and $36 million in the first quarter of 2013 and second quarter of 2013, respectively. The remainder of the $599 million consists of $80 million attributable to two states that joined the settlement after having been found subject to the 2003 NPM Adjustment by an arbitration panel in the third quarter of 2013, as discussed below. As a result of the arbitration panel’s findings, however, PM USA had already recorded $54 million in pre-tax earnings in respect of those two states for the 2003 NPM Adjustment before they joined the settlement, leaving an additional $26 million to be recorded when they joined the settlement. The $54 million already recorded consisted of $37 million recorded as a reduction to cost of sales and $17 million recorded as interest income. Because the $80 million settlement recovery would all be recorded as a reduction to cost of sales, upon these two states’ joinder of the settlement in the second quarter of 2014, a further $43 million reduction to cost of sales while also recording a $17 million reduction in interest income to reverse the earlier recording of interest income in that amount. The result was a net increase in reported pre-tax earnings of $26 million in the second quarter of 2014.
In addition, the settlement provides that the NPM Adjustment provision will be revised and streamlined as to the signatory states for the years after 2012. Under the revised provision, the 2013 and 2014 NPM Adjustments are “transition years,” for which the PMs receive specified payments. PM USA has already received $35 million for the 2013 transition year pursuant to this revised provision in the form of a reduction to its MSA payments in 2014, resulting in a reduction to cost of sales in the first quarter of 2014. PM USA also expects to receive an additional $3 million for the 2013 transition year as a result of the two additional states

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

joining the settlement in the form of a reduction to its MSA payment due in April 2015. PM USA will also receive a payment for the 2014 transition year, in an amount subsequently to be calculated, in the form of a reduction to its MSA payment due in April 2015. PM USA, R.J. Reynolds and Lorillard (the “original participating manufacturers” or “OPMs”) have agreed that the amounts they receive under the settlement for the transition years and subsequent years will be allocated among them pursuant to a formula that modifies the MSA allocation formula in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon future developments.
Many of the non-signatory states objected to the settlement before the arbitration panel hearing the 2003 NPM Adjustment dispute. In March 2013, the panel issued a stipulated partial settlement and award (the “Stipulated Award”) rejecting the objections and permitting the settlement to proceed. Fourteen of the non-signatory states filed motions in their state courts to vacate and/or modify the Stipulated Award in whole or part. Decisions by the Pennsylvania, Missouri and Maryland courts on such motions, and the subsequent appeals of those rulings, are discussed below.  One state’s motion was denied without an appeal by the state. Another state’s motions remain pending in its state trial court. As for the remaining states, rulings rejecting their motions to vacate the Stipulated Award are on appeal by the respective states, or the motions have been voluntarily dismissed or stayed pending further state action.

2003-2013 NPM Adjustment Disputes - Continuing Disputes with Non-Signatory States: PM USA has continued to pursue the NPM Adjustments for 2003 and subsequent years with respect to the non-signatory states. Under the MSA, once all conditions for the NPM Adjustment for a particular year are met, each state may avoid an NPM Adjustment to its share of the PMs’ MSA payments for that year by establishing that it diligently enforced a qualifying escrow statute during the entirety of that year. Such a state’s share of the NPM Adjustment would then be reallocated to any states that are found not to have diligently enforced for that year. For 2003-2012, all conditions for the NPM Adjustment have been met, either by determination or agreement among the parties. For 2013, one condition (that the disadvantages of the MSA were a “significant factor” contributing to the PMs’ collective loss of market share) potentially remains in dispute; however, proceedings as to the “significant factor” issue for 2013 cannot be commenced until April 2015.

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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
The independent auditor has calculated that PM USA’s share of the maximum potential NPM Adjustments for these years is (exclusive of interest or earnings): $388 million for 2004, $181 million for 2005, $154 million for 2006, $185 million for 2007, $250 million for 2008, $211 million for 2009, $219 million for 2010, $165 million for 2011, $207 million for 2012 and $215 million for 2013. These maximum amounts will be reduced by a judgment reduction to reflect the settlement with the signatory states. The judgment reduction method applicable to the 2004-2013 NPM Adjustments has not yet been determined. In addition, these maximum amounts may also be further reduced by other developments, including agreements that may be entered in the future, disputes that may arise or recalculation of the NPM Adjustment amounts by the independent auditor. Finally, PM USA’s recovery of these amounts, even as reduced, is dependent upon subsequent determinations of non-signatory states’ diligent enforcement claims. The availability and amount of any NPM Adjustment for 2004-2013 from the non-signatory states will not be finally determined in the near term. There is no assurance that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment from the non-signatory states as a result of these proceedings. PM USA’s receipt of amounts on account of the 2003 NPM Adjustment and interest from non-signatory states does not provide any assurance that PM USA will receive any NPM Adjustment amounts (or associated interest or earnings) for 2004 or any subsequent year.
▪Other Disputes Related to MSA Payments: In addition to the disputed NPM Adjustments described above, MSA states and PMs, including PM USA, conducted another arbitration to resolve certain other disputes related to the calculation of the participating manufacturers’ payments under the MSA. PM USA disputed the method by which ounces of “roll your own” tobacco had been converted to cigarettes for purposes of calculating the downward volume adjustments to its MSA payments, but in February 2013, the arbitration panel issued a ruling in favor of the MSA states. This same arbitration panel also issued a ruling in the dispute over whether the “adjusted gross” or the “net” number of cigarettes on which federal excise tax is paid is the correct methodology for calculating MSA payments due from certain subsequent participating manufacturers. PM USA does not currently have access to the data necessary to determine the

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

magnitude and the direction of the effects of this ruling on past and future MSA payments from such subsequent participating manufacturers.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
Remaining issues pending include: (i) the content of the court-ordered corrective communications and (ii) the requirements related to point-of-sale signage. In November 2012, the district court issued its order specifying the content of the corrective communications described above. The district court’s order required the parties to engage in negotiations with the special master regarding implementation of the corrective communications remedy for television, newspapers, cigarette pack onserts and websites. In January 2013, defendants filed a notice of appeal from the order on the content and vehicles of the corrective communications and a motion to hold the appeal in abeyance pending completion of the negotiations, which the U.S. Court of Appeals granted in February 2013. In January 2014, the parties submitted a motion for entry of a consent order in the district court, setting forth their agreement on the implementation details of the corrective communications remedy. The agreement provides that the “trigger date” for implementation is after the appeal on the content of the communications has been exhausted. Also in January 2014,

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

the district court convened a hearing and ordered further briefing. A number of amici who sought modification or rejection of the agreement for a variety of reasons were given leave to appear: National Newspaper Publishers Association, National Association of Black Owned Broadcasters, Inc., National Association for the Advancement of Colored People, The Little Rock Sun Community Newspaper, Turner Broadcasting System, Inc., The CW Network, LLC, Univision Communications Inc., Radio One, Inc., TV One, LLC, Interactive One, LLC, Fox Broadcasting Company, Viacom Inc. and A&E Television Networks, LLC. In April 2014, the parties filed an amended proposed consent order and accompanying submission in the district court seeking entry of a revised agreement on the implementation details of the corrective communications remedy. In June 2014, the district court approved the April 2014 proposed consent order. Also in June 2014, defendants filed a notice of appeal of the consent order solely for the purpose of perfecting the U.S. Court of Appeals’ jurisdiction over the pending appeal relating to the content and vehicles of the corrective communications and, in July 2014, defendants moved to consolidate this appeal with the appeal filed in January 2013. The U.S. Court of Appeals granted the motion to consolidate in August 2014. Oral argument is scheduled for February 23, 2015.
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

“Lights/Ultra Lights” Cases

▪Overview: Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of January 27, 2015, a total of 12 such cases are pending in various U.S. state courts.
In El-Roy, a purported “Lights” class action in Israel, the trial court denied the plaintiffs’ motion for class certification and ordered the plaintiffs to pay defendants approximately $100,000 in attorneys’ fees. Plaintiffs in that case noticed an appeal. Oral argument at the Israel Supreme Court occurred on November 17, 2014, and the same day plaintiffs agreed to accept judgment against them in return for trial costs. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.
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
▪Federal Multidistrict Proceeding and Subsequent Developments: Since the December 2008 United States Supreme Court decision in Good, and through January 27, 2015, 26 purported “Lights” class actions were served upon PM USA and, in certain cases, Altria Group, Inc. These cases were filed in 15 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA and were transferred and consolidated by the Judicial Panel on Multidistrict Litigation (“JPMDL”) before the U.S. District Court for the District of Maine for pretrial proceedings (“MDL proceeding”).
In November 2010, the district court in the MDL proceeding denied plaintiffs’ motion for class certification in four cases, covering the jurisdictions of California, the District of Columbia, Illinois and Maine. These jurisdictions

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

were selected by the parties as sample cases, with two selected by plaintiffs and two selected by defendants. Plaintiffs sought appellate review of this decision but, in February 2011, the U.S. Court of Appeals for the First Circuit denied plaintiffs’ petition for leave to appeal. Later that year, plaintiffs in 13 cases voluntarily dismissed without prejudice their cases. In April 2012, the JPMDL remanded the remaining four cases (Phillips, Tang, Wyatt and Cabbat) back to the federal district courts in which the suits originated. These cases were ultimately resolved in a manner favorable to PM USA.
In Tang, which was pending in the U.S. District Court for the Eastern District of New York, the plaintiffs voluntarily dismissed the case without prejudice in July 2012, concluding the litigation. In Phillips, which was pending in the U.S. District Court for the Northern District of Ohio, following the district court’s denial of class certification, PM USA made an offer of judgment to resolve the case for $6,000, which plaintiff accepted, and the court dismissed the case. In Cabbat, the U.S. District Court for the District of Hawaii denied plaintiffs’ class certification motion in January 2014. After plaintiffs were unsuccessful in obtaining appellate review, in July 2014, the parties filed, and the court approved, a stipulation for dismissal with prejudice. In Wyatt, the U.S. District Court for the Eastern District of Wisconsin denied plaintiffs’ class certification motion in August 2013. After plaintiffs were unsuccessful in obtaining appellate review, PM USA made an offer of judgment to resolve the case for $1,000, which plaintiff accepted in September 2014. The district court dismissed the case in October 2014.
▪“Lights” Cases Dismissed, Not Certified or Ordered De-Certified: As of January 27, 2015, in addition to the federal district court in the MDL proceeding, 18 courts in 19 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.
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

Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA’s motion for summary judgment and granted plaintiffs’ cross-motion for summary judgment on the defenses of federal preemption and a state law exemption to Massachusetts’ consumer protection statute. On motion of the parties, the trial court subsequently reported its decision to deny summary judgment to the appeals court for review and stayed further proceedings pending completion of the appellate review. In March 2009, the Massachusetts Supreme Judicial Court affirmed the order denying summary judgment to PM USA and granting the plaintiffs’ cross-motion. In January 2010, plaintiffs moved for partial summary judgment as to liability claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). In March 2012, the trial court denied plaintiffs’ motion. In February 2013, the trial court, upon agreement of the parties, dismissed without

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

prejudice plaintiffs’ claims against Altria Group, Inc. PM USA is now the sole defendant in the case. In September 2013, the case was transferred to the Business Litigation Session of the Massachusetts Superior Court. Also in September 2013, plaintiffs filed a motion for partial summary judgment on the scope of remedies available in the case, which the Massachusetts Superior Court denied in February 2014, concluding that plaintiffs cannot obtain disgorgement of profits as an equitable remedy and that their recovery is limited to actual damages or $25 per class member if they cannot prove actual damages greater than $25. Plaintiffs filed a motion asking the trial court to report its February 2014 ruling to the Massachusetts Appeals Court for review, which the trial court denied. In March 2014, plaintiffs petitioned the Massachusetts Appeals Court for review of the ruling, which the appellate court denied. Trial is scheduled to begin October 19, 2015.

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

Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiffs’ motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995-2003. In June 2010, PM USA’s motion for partial summary judgment regarding plaintiffs’ request for punitive damages was denied. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). The plaintiffs’ motion was denied in December 2010. In June 2011, PM USA filed various summary judgment motions challenging the plaintiffs’ claims. In August 2011, the trial court granted PM USA’s motion for partial summary judgment, ruling that plaintiffs could not present a damages claim based on allegations that Marlboro Lights are more dangerous than Marlboro Reds. The trial court denied PM USA’s remaining summary judgment motions. Trial in the case began in September 2011 and, in October 2011, the court declared a mistrial after the jury failed to reach a verdict. In January 2014, the trial court reversed its prior ruling granting partial summary judgment against plaintiffs’ “more dangerous” claim and allowed plaintiffs to pursue that claim. In October 2014, PM USA filed motions to decertify the class and for partial summary judgment on plaintiffs’ “more dangerous” claim. A trial date has not been set.

Miner: In June 2007, the United States Supreme Court reversed the lower court rulings in Miner (formerly known as Watson) that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendants’ contention that the case must be tried in federal court under the “federal officer” statute. Following remand, the case was removed again to federal court in Arkansas and transferred to the MDL proceeding discussed above. In November 2010, the district court in the MDL proceeding remanded the case to Arkansas state court. In December 2011, plaintiffs voluntarily dismissed their claims against Altria Group, Inc. without prejudice. In March 2013, plaintiffs filed a class certification motion. In November 2013, the trial court granted class certification. The certified class includes those individuals who, from November 1, 1971 through June 22, 2010, purchased Marlboro Lights, including Marlboro Ultra Lights, for personal consumption in Arkansas. PM USA filed a notice of appeal of the class certification ruling to the Arkansas Supreme Court in December 2013. Oral argument is scheduled for February 12, 2015.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the judgment entered by the trial court on remand from the 2005 Illinois Supreme Court decision overturning the verdict on the ground that the United States Supreme Court’s December 2008 decision in Good demonstrated that the Illinois Supreme Court’s decision was “inaccurate.” PM USA filed a motion to dismiss plaintiffs’ petition and, in February 2009, the trial court granted PM USA’s motion on the basis that the petition was not timely filed. In March 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois. In February 2011, the intermediate appellate court ruled that the petition was timely filed and reversed the trial court’s dismissal of the plaintiffs’ petition and, in September 2011, the Illinois

Supreme Court declined PM USA’s petition for review. As a result, the case was returned to the trial court for proceedings on whether the court should grant the plaintiffs’ petition to reopen the prior judgment. In February 2012, plaintiffs filed an amended petition, which PM USA opposed. Subsequently, in responding to PM USA’s opposition to the amended petition, plaintiffs asked the trial court to reinstate the original judgment.  The trial court denied plaintiffs’ petition in December 2012. In January 2013, plaintiffs filed a notice of appeal with the Fifth Judicial District. In January 2013, PM USA filed a motion asking the Illinois Supreme Court to immediately exercise its jurisdiction over the appeal. In February 2013, the Illinois Supreme Court denied PM USA’s motion. Oral argument on plaintiffs’ appeal to the Fifth Judicial District was heard in October 2013. In April 2014, the Fifth Judicial District reversed and ordered reinstatement of the original $10.1 billion trial court judgment against PM USA. In May 2014, PM USA filed in the Illinois Supreme Court a petition for a supervisory order and a petition for leave to appeal. The filing of the petition for leave to appeal automatically stayed the Fifth District’s mandate pending disposition by the Illinois Supreme Court. Also in May 2014, plaintiffs filed a motion seeking recusal of Justice Karmeier, one of the Illinois Supreme Court justices, which PM USA opposed. In September 2014, the Illinois Supreme Court granted PM USA’s motion for leave to appeal and took no action on PM USA’s motion for a supervisory order. Justice Karmeier denied plaintiffs’ motion seeking his recusal.
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

Certain Other Tobacco-Related Litigation

▪Tobacco Price Case:  One case remains pending in Kansas (Smith) in which plaintiffs allege that defendants, including PM USA and Altria Group, Inc., conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs’ motion for class certification was granted. In March 2012, the trial court granted defendants’ motions for summary judgment. Plaintiffs sought the trial court’s reconsideration of its decision, but in June 2012, the trial court denied plaintiffs’ motion for reconsideration. Plaintiffs appealed the decision, and defendants cross-appealed the trial court’s class certification decision, to the Court of Appeals of Kansas. In July 2014, the Court of Appeals affirmed the entry of summary judgment in favor of defendants. Plaintiffs filed a

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

petition for review in the Kansas Supreme Court in August 2014.
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
▪False Claims Act Case: PM USA is a defendant in a qui tam action filed in the U.S. District Court for the District of Columbia (United States ex rel. Anthony Oliver) alleging violation of the False Claims Act in connection with sales of cigarettes to the U.S. military. The relator contends that PM USA violated “most favored customer” provisions in government contracts and regulations by selling cigarettes to non-military customers in overseas markets at more favorable prices than it sold to the U.S. military exchange services for resale on overseas military bases in those same markets. The relator has dropped Altria Group, Inc. as a defendant and has dropped claims related to post-MSA price increases on cigarettes sold to the U.S. military. In July 2012, PM USA filed a motion to dismiss, which was granted on jurisdictional grounds in June 2013, and the case was dismissed with prejudice. In July 2013, the relator appealed the dismissal to the U.S. Court of Appeals for the District of Columbia Circuit. Oral argument occurred in May 2014. In August 2014, the Court of Appeals reversed the jurisdictional issue and remanded the case to the district court for further proceedings, including consideration of PM USA’s alternative grounds for dismissal. On October 28, 2014, PM USA filed a second motion to dismiss in the U.S. District Court for the District of Columbia for lack of subject matter jurisdiction based on issues left unresolved by the opinion of the Court of Appeals for the District of Columbia Circuit.
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

UST Litigation

Claims related to smokeless tobacco products generally fall within the following categories:
First, UST and/or its tobacco subsidiaries have been named in certain actions in West Virginia (See In re: Tobacco Litigation above) brought by or on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs are five individuals alleging use of USSTC’s smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products. USSTC, along with other non-cigarette manufacturers, has remained severed from such proceedings since December 2001.
Second, UST and/or its tobacco subsidiaries has been named in a number of other individual tobacco and health suits over time. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. USSTC is currently named in one such action in

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Florida (Vassallo). In December 2014, the court entered a scheduling order setting trial to commence in the first quarter of 2016.

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
Guarantees and Other Similar Matters
In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At December 31, 2014, Altria Group, Inc. and certain of its subsidiaries (i) had $66 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for $32 million of guarantees, consisting primarily of surety bonds, related to their own performance; and (iii) had a redeemable noncontrolling interest of $35 million recorded on its consolidated balance sheet. In addition, from time to time, subsidiaries of Altria Group, Inc. issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.
Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the “Distribution Agreement”), entered into as a result of Altria Group, Inc.’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its consolidated balance sheet at December 31, 2014 as the fair value of this indemnification is insignificant.
As more fully discussed in Note 19. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program.

Redeemable Noncontrolling Interest
In September 2007, Ste. Michelle completed the acquisition of Stag’s Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which Ste. Michelle holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars, Ste. Michelle entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require Ste. Michelle to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori’s initial investment of $27 million. The put arrangement became exercisable in September 2010 and has no expiration date. As of December 31, 2014, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized on the consolidated balance sheet for the put arrangement.
The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because redemption is outside of the control of Ste. Michelle. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section on the consolidated balance sheets at December 31, 2014 and 2013.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 19. Condensed Consolidating Financial Information
PM USA, which is a 100% owned subsidiary of Altria Group, Inc., has guaranteed Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under its Credit Agreement and amounts outstanding under its commercial paper program (the “Guarantees”). Pursuant to the Guarantees, PM USA fully and unconditionally guarantees, as primary obligor, the payment and performance of Altria Group, Inc.’s obligations under the guaranteed debt instruments (the “Obligations”), subject to release under certain customary circumstances as noted below.
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
At December 31, 2014, the respective principal 100% owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
The following sets forth the condensed consolidating balance sheets as of December 31, 2014 and 2013, condensed consolidating statements of earnings and comprehensive earnings for the years ended December 31, 2014, 2013 and 2012, and condensed consolidating statements of cash flows for the years ended December 31, 2014, 2013 and 2012 for Altria Group, Inc., PM USA and Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the Securities and Exchange Commission (“SEC”) interpretation and application of Rule 3-10 of SEC Regulation S-X.
The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Balance Sheets
(in millions of dollars)
____________________________

at December 31, 2014	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$3,281	$3	$37	$—	$3,321
Receivables	—	6	118	—	124
Inventories:
Leaf tobacco	—	616	375	—	991
Other raw materials	—	132	68	—	200
Work in process	—	4	425	—	429
Finished product	—	134	286	—	420
	—	886	1,154	—	2,040
Due from Altria Group, Inc. and subsidiaries	568	3,535	1,279	(5,382)	—
Deferred income taxes	—	1,190	9	(56)	1,143
Other current assets	54	101	122	(27)	250
Total current assets	3,903	5,721	2,719	(5,465)	6,878
Property, plant and equipment, at cost	—	3,112	1,643	—	4,755
Less accumulated depreciation	—	2,091	681	—	2,772
	—	1,021	962	—	1,983
Goodwill	—	—	5,285	—	5,285
Other intangible assets, net	—	2	12,047	—	12,049
Investment in SABMiller	6,183	—	—	—	6,183
Investment in consolidated subsidiaries	10,665	2,775	—	(13,440)	—
Finance assets, net	—	—	1,614	—	1,614
Due from Altria Group, Inc. and subsidiaries	4,790	—	—	(4,790)	—
Other assets	148	541	121	(327)	483
Total Assets	$25,689	$10,060	$22,748	$(24,022)	$34,475

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Balance Sheets (Continued)
(in millions of dollars)
____________________________

at December 31, 2014	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$1,000	$—	$—	$—	$1,000
Accounts payable	18	118	280	—	416
Accrued liabilities:
Marketing	—	505	113	—	618
Employment costs	18	10	158	—	186
Settlement charges	—	3,495	5	—	3,500
Other	321	400	287	(83)	925
Dividends payable	1,028	—	—	—	1,028
Due to Altria Group, Inc. and subsidiaries	4,414	402	566	(5,382)	—
Total current liabilities	6,799	4,930	1,409	(5,465)	7,673
Long-term debt	13,693	—	—	—	13,693
Deferred income taxes	1,754	—	4,661	(327)	6,088
Accrued pension costs	233	—	779	—	1,012
Accrued postretirement health care costs	—	1,608	853	—	2,461
Due to Altria Group, Inc. and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	196	151	156	—	503
Total Liabilities	22,675	6,689	12,648	(10,582)	31,430
Contingencies
Redeemable noncontrolling interest	—	—	35	—	35
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,735	3,310	10,688	(13,998)	5,735
Earnings reinvested in the business	26,277	402	995	(1,397)	26,277
Accumulated other comprehensive losses	(2,682)	(341)	(1,623)	1,964	(2,682)
Cost of repurchased stock	(27,251)	—	—	—	(27,251)
Total stockholders’ equity attributable to Altria Group, Inc.	3,014	3,371	10,069	(13,440)	3,014
Noncontrolling interests	—	—	(4)	—	(4)
Total stockholders’ equity	3,014	3,371	10,065	(13,440)	3,010
Total Liabilities and Stockholders’ Equity	$25,689	$10,060	$22,748	$(24,022)	$34,475

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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
(in millions of dollars)
_____________________________

for the year ended December 31, 2014	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$21,298	$3,267	$(43)	$24,522
Cost of sales	—	6,722	1,106	(43)	7,785
Excise taxes on products	—	6,358	219	—	6,577
Gross profit	—	8,218	1,942	—	10,160
Marketing, administration and research costs	231	1,889	419	—	2,539
Changes to Mondelēz & PMI tax-related receivables/payables	2	—	—	—	2
Asset impairment and exit costs	—	(6)	5	—	(1)
Operating (expense) income	(233)	6,335	1,518	—	7,620
Interest and other debt expense (income), net	614	(46)	240	—	808
Loss on early extinguishment of debt	—	—	44	—	44
Earnings from equity investment in SABMiller	(1,006)	—	—	—	(1,006)
Earnings before income taxes and equity earnings of subsidiaries	159	6,381	1,234	—	7,774
(Benefit) provision for income taxes	(119)	2,381	442	—	2,704
Equity earnings of subsidiaries	4,792	244	—	(5,036)	—
Net earnings	5,070	4,244	792	(5,036)	5,070
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$5,070	$4,244	$792	$(5,036)	$5,070

Net earnings	$5,070	$4,244	$792	$(5,036)	$5,070
Other comprehensive losses, net of deferred income taxes	(1,304)	(110)	(642)	752	(1,304)
Comprehensive earnings	3,766	4,134	150	(4,284)	3,766
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$3,766	$4,134	$150	$(4,284)	$3,766

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
(in millions of dollars)
_____________________________

for the year ended December 31, 2013	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$21,231	$3,269	$(34)	$24,466
Cost of sales	—	6,281	959	(34)	7,206
Excise taxes on products	—	6,553	250	—	6,803
Gross profit	—	8,397	2,060	—	10,457
Marketing, administration and research costs	223	1,837	280	—	2,340
Changes to Mondelēz and PMI tax-related receivables/payables	25	(3)	—	—	22
Asset impairment and exit costs	—	3	8	—	11
Operating (expense) income	(248)	6,560	1,772	—	8,084
Interest and other debt expense, net	643	2	404	—	1,049
Loss on early extinguishment of debt	1,084	—	—	—	1,084
Earnings from equity investment in SABMiller	(991)	—	—	—	(991)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(984)	6,558	1,368	—	6,942
(Benefit) provision for income taxes	(488)	2,406	489	—	2,407
Equity earnings of subsidiaries	5,031	216	—	(5,247)	—
Net earnings	4,535	4,368	879	(5,247)	4,535
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$4,535	$4,368	$879	$(5,247)	$4,535

Net earnings	$4,535	$4,368	$879	$(5,247)	$4,535
Other comprehensive earnings, net of deferred income taxes	662	198	910	(1,108)	662
Comprehensive earnings	5,197	4,566	1,789	(6,355)	5,197
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$5,197	$4,566	$1,789	$(6,355)	$5,197

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
(in millions of dollars)
_____________________________

for the year ended December 31, 2012	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$21,531	$3,110	$(23)	$24,618
Cost of sales	—	7,067	893	(23)	7,937
Excise taxes on products	—	6,831	287	—	7,118
Gross profit	—	7,633	1,930	—	9,563
Marketing, administration and research costs	210	1,867	224	—	2,301
Changes to Mondelēz and PMI tax-related receivables/payables	(52)	—	—	—	(52)
Asset impairment and exit costs	1	59	1	—	61
Operating (expense) income	(159)	5,707	1,705	—	7,253
Interest and other debt expense (income), net	705	(3)	424	—	1,126
Loss on early extinguishment of debt	874	—	—	—	874
Earnings from equity investment in SABMiller	(1,224)	—	—	—	(1,224)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(514)	5,710	1,281	—	6,477
(Benefit) provision for income taxes	(196)	2,100	390	—	2,294
Equity earnings of subsidiaries	4,498	218	—	(4,716)	—
Net earnings	4,180	3,828	891	(4,716)	4,183
Net earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Net earnings attributable to Altria Group, Inc.	$4,180	$3,828	$888	$(4,716)	$4,180

Net earnings	$4,180	$3,828	$891	$(4,716)	$4,183
Other comprehensive losses, net of deferred income taxes	(153)	(117)	(242)	359	(153)
Comprehensive earnings	4,027	3,711	649	(4,357)	4,030
Comprehensive earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive earnings attributable to Altria Group, Inc.	$4,027	$3,711	$646	$(4,357)	$4,027

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Cash Flows
(in millions of dollars)
_____________________________

for the year ended December 31, 2014	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$4,924	$4,451	$707	$(5,419)	$4,663
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(44)	(119)	—	(163)
Acquisition of Green Smoke, net of acquired cash	—	—	(102)	—	(102)
Proceeds from finance assets	—	—	369	—	369
Other	—	70	3	—	73
Net cash provided by investing activities	—	26	151	—	177
Cash Provided by (Used in) Financing Activities
Long-term debt issued	999	—	—	—	999
Long-term debt repaid	(525)	—	(300)	—	(825)
Repurchases of common stock	(939)	—	—	—	(939)
Dividends paid on common stock	(3,892)	—	—	—	(3,892)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(411)	(351)	762	—	—
Financing fees and debt issuance costs	(7)	—	—	—	(7)
Premiums and fees related to early extinguishment of debt	—	—	(44)	—	(44)
Cash dividends paid to parent	—	(4,124)	(1,295)	5,419	—
Other	18	—	(4)	—	14
Net cash used in financing activities	(4,757)	(4,475)	(881)	5,419	(4,694)
Cash and cash equivalents:
Increase (decrease)	167	2	(23)	—	146
Balance at beginning of year	3,114	1	60	—	3,175
Balance at end of year	$3,281	$3	$37	$—	$3,321

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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 20. Quarterly Financial Data (Unaudited)

	2014 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$5,517	$6,256	$6,491	$6,258
Gross profit	$2,256	$2,603	$2,674	$2,627
Net earnings	$1,175	$1,262	$1,397	$1,236
Net earnings attributable to Altria Group, Inc.	$1,175	$1,262	$1,397	$1,236
Per share data:
Basic and diluted EPS attributable to Altria Group, Inc.	$0.59	$0.64	$0.71	$0.63
Dividends declared	$0.48	$0.48	$0.52	$0.52
Market price — high	$38.38	$43.38	$46.20	$51.67
— low	$33.80	$37.13	$40.26	$44.59

	2013 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$5,528	$6,305	$6,553	$6,080
Gross profit	$2,674	$2,554	$2,821	$2,408
Net earnings	$1,385	$1,266	$1,396	$488
Net earnings attributable to Altria Group, Inc.	$1,385	$1,266	$1,396	$488
Per share data:
Basic and diluted EPS attributable to Altria Group, Inc.	$0.69	$0.63	$0.70	$0.24
Dividends declared	$0.44	$0.44	$0.48	$0.48
Market price — high	$35.47	$37.61	$37.48	$38.58
— low	$31.85	$34.08	$33.12	$34.23
During 2014 and 2013, the following pre-tax charges or (gains) were included in net earnings attributable to Altria Group, Inc.:

	2014 Quarters
(in millions)	1st	2nd	3rd	4th
NPM Adjustment Items	$(64)	$(26)	$—	$—
Tobacco and health litigation items, including accrued interest	4	31	4	5
Asset impairment, exit, integration and acquisition-related costs	2	(1)	15	5
Loss on early extinguishment of debt	—	—	—	44
SABMiller special items	9	23	(42)	35
	$(49)	$27	$(23)	$89

	2013 Quarters
(in millions)	1st	2nd	3rd	4th
NPM Adjustment Items	$(483)	$(36)	$(145)	$—
Tobacco and health litigation items, including accrued interest	6	—	16	—
Asset impairment, exit and implementation costs	1	1	—	10
Loss on early extinguishment of debt	—	—	—	1,084
SABMiller special items	15	(4)	14	6
	$(461)	$(39)	$(115)	$1,100
As discussed in Note 14. Income Taxes, Altria Group, Inc. has recognized income tax benefits and charges in the consolidated statements of earnings during 2014 and 2013 as a result of various tax events.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Altria Group, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows, present fairly, in all material respects, the financial position of Altria Group, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Altria Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Altria Group, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on Altria Group, Inc.’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
January 30, 2015

Report of Management On Internal Control Over Financial Reporting

Management of Altria Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Altria Group, Inc.’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:
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
Management assessed the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Altria Group, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2014, Altria Group, Inc. maintained effective internal control over financial reporting.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of Altria Group, Inc. included in this report, has audited the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2014, as stated in their report herein.

January 30, 2015

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
Item 9B. Other Information.
 None.

Part III
Except for the information relating to the executive officers set forth in Item 10, the information called for by Items 10-14 is hereby incorporated by reference to Altria Group, Inc.’s definitive proxy statement for use in connection with its Annual Meeting of Shareholders to be held on May 20, 2015 that will be filed with the SEC on or about April 9, 2015 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10. Directors, Executive Officers and Corporate Governance.
Refer to “Proposals Requiring Your Vote - Proposal 1 - Election of Directors,” “Ownership of Equity Securities of the Company - Section 16(a) Beneficial Ownership Reporting Compliance” and “Board and Governance Matters - Committees of the Board of Directors” sections of the proxy statement.
Executive Officers as of February 13, 2015:

Name	Office	Age
Martin J. Barrington	Chairman of the Board and Chief Executive Officer	61
David R. Beran	President and Chief Operating Officer	60
James E. Dillard III	Senior Vice President, Regulatory Affairs and Chief Innovation Officer, Altria Client Services Inc.	51
Ivan S. Feldman	Vice President and Controller	48
Clifford B. Fleet	President and Chief Executive Officer, Philip Morris USA Inc.	44
Michael B. French	Senior Vice President and Chief Marketing Officer, Altria Client Services Inc.	60
William F. Gifford, Jr.	Senior Vice President, Strategy and Business Development	44
Louanna O. Heuhsen	Vice President, Corporate Governance and Associate General Counsel	64
Craig A. Johnson	President and Chief Executive Officer, Altria Group Distribution Company	62
Denise F. Keane	Executive Vice President and General Counsel	62
Salvatore Mancuso	Treasurer and Senior Vice President, Investor Relations and Accounting	49
John R. Nelson	Executive Vice President and Chief Technology Officer	62
Brian W. Quigley	President and Chief Executive Officer, U.S. Smokeless Tobacco Company LLC	41
W. Hildebrandt Surgner, Jr.	Corporate Secretary and Senior Assistant General Counsel	49
Charles N. Whitaker	Senior Vice President, Human Resources & Compliance and Chief Compliance Officer	48
Howard A. Willard III	Executive Vice President and Chief Financial Officer	51
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
On January 30, 2015, Altria Group, Inc. announced that Mr. Beran will retire as President and Chief Operating Officer effective March 1, 2015. Altria Group, Inc. further announced that Mr. Willard will become Executive Vice President and Chief Operating Officer of Altria Group, Inc. and Mr. Gifford will become Executive Vice President and Chief Financial Officer of Altria Group, Inc. effective immediately upon Mr. Beran’s retirement.
Effective March 1, 2015, Daniel J. Bryant will become Vice President and Treasurer of Altria Group, Inc. effective March 1, 2015. Mr. Bryant, age 45, currently serves as Assistant Treasurer of Altria Group, Inc., a position he has held since November 2013. Since 1995, he has been employed by Altria Group, Inc. or its subsidiaries in various finance positions.
Effective March 1, 2015, Mr. Whitaker will become Senior Vice President, Human Resources, Compliance and Information Services and Chief Compliance Officer of Altria Group, Inc.
Effective March 1, 2015, Mr. Mancuso will become Senior Vice President, Strategy, Planning and Accounting of Altria Group, Inc.
Effective March 1, 2015, Mr. Barrington will become Chairman of the Board, Chief Executive Officer and President of Altria Group, Inc.
Effective December 1, 2014, Mr. Dillard, Senior Vice President, Regulatory Affairs, Altria Client Services Inc. was appointed to the additional position of Chief Innovation Officer. Mr. Dillard has held the position of Senior Vice President, Regulatory Affairs since 2009. Prior to Altria Group, Inc.’s acquisition of UST in 2009, Mr. Dillard served as Senior Vice President, Manufacturing, Science and Technology for USSTC. He joined USSTC in December 2001.

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
Any waiver granted by Altria Group, Inc. to its principal executive officer, principal financial officer or controller under the Code of Conduct, and certain amendments to the Code of Conduct, will be disclosed on Altria Group, Inc.’s website at www.altria.com within the time period required by applicable rules.
The information on the respective websites of Altria Group, Inc. and its subsidiaries is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings Altria Group, Inc. makes with the SEC.

Item 11. Executive Compensation.
Refer to “Executive Compensation,” “Compensation Committee Matters - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Matters - Compensation Committee Report for the Year Ended December 31, 2014,” and “Board and Governance Matters - Directors - Director Compensation” sections of the proxy statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Refer to “Ownership of Equity Securities of the Company” and “Equity Compensation Plan Information” sections of the proxy statement.
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

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Index to Consolidated Financial Statements

Schedules have been omitted either because such schedules are not required or are not applicable.

In accordance with Regulation S-X Rule 3-09, the financial statements of SABMiller for its fiscal years ended March 31, 2015 (unaudited), March 31, 2014 (unaudited), and 2013, will be filed by amendment within six months after SABMiller’s fiscal year ended March 31, 2015.

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

3.2	Amended and Restated By-laws of Altria Group, Inc., effective August 21, 2014. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on August 21, 2014 (File No. 1-08940).

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

4.5
Extension Agreement, effective August 19, 2014, among Altria Group, Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on August 21, 2014 (File No. 1-08940).

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

10.18	Financial Counseling Program. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08940).*

10.19	Benefit Equalization Plan, effective September 2, 1974, as amended.*

10.20	Form of Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-08940).*

10.21	Form of Supplemental Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-08940).*

10.22	Automobile Policy. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).*

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

10.25
Long-Term Disability Benefit Equalization Plan, effective as of January 1, 1989, as amended. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 1-08940).*

10.26
Survivor Income Benefit Equalization Plan, effective as of January 1, 1985, as amended and in effect as of January 1, 2010. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (File No. 1-08940).*

10.27	2005 Performance Incentive Plan, effective on May 1, 2005. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement filed on March 14, 2005 (File No. 1-08940).*

10.28
Deferred Fee Plan for Non-Employee Directors, as amended and restated effective October 1, 2012. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-08940).*

10.29
Stock Compensation Plan for Non-Employee Directors, as amended and restated effective January 29, 2014. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 1-08940).*

10.30	2010 Performance Incentive Plan, effective on May 20, 2010. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement filed on April 9, 2010 (File No. 1-08940).*

10.31
Kraft Foods Inc. (now known as Mondelēz International, Inc.) Supplemental Benefits Plan I (including First Amendment adding Supplement A), as amended and restated effective as of January 1, 1996. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-08940).*

10.32	Form of Indemnity Agreement. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on October 30, 2006 (File No. 1-08940).

10.33
Form of Restricted Stock Agreement, dated as of December 31, 2009. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08940).*

10.34	Form of Restricted Stock Agreement, dated as of January 25, 2011. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 27, 2011(File No. 1-08940).*

10.35	Form of Deferred Stock Agreement, dated as of January 25, 2011. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 27, 2011 (File No. 1-08940).*

10.36	Form of Restricted Stock Agreement, dated as of January 25, 2012. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 27, 2012 (File No. 1-08940).*

10.37	Form of Restricted Stock Agreement, dated as of May 16, 2012. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on May 17, 2012 (File No. 1-08940).*

10.38	Form of Restricted Stock Agreement, dated as of January 29, 2013. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 31, 2013 (File No. 1-08940).*

10.39	Form of Deferred Stock Agreement, dated as of January 29, 2013. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 1-08940).*

10.40	Form of Restricted Stock Agreement, dated as of January 28, 2014. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 30, 2014 (File No. 1-08940).*

10.41	Form of Deferred Stock Agreement, dated as of January 28, 2014. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 1-08940).*

10.42	Form of Executive Confidentiality and Non-Competition Agreement. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 27, 2011 (File No. 1-08940).*

10.43
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

Date: February 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature		Title	Date

/s/ MARTIN J. BARRINGTON (Martin J. Barrington)		Director, Chairman of the Board and Chief Executive Officer	February 25, 2015

/s/ HOWARD A. WILLARD III (Howard A. Willard III)		Executive Vice President and Chief Financial Officer	February 25, 2015

/s/ IVAN S. FELDMAN (Ivan S. Feldman)		Vice President and Controller	February 25, 2015

* GERALD L. BALILES, JOHN T. CASTEEN III, DINYAR S. DEVITRE, THOMAS F. FARRELL II, THOMAS W. JONES, DEBRA J. KELLY-ENNIS W. LEO KIELY III, KATHRYN B. MCQUADE, GEORGE MUÑOZ, NABIL Y. SAKKAB		Directors

*By:	/s/ MARTIN J. BARRINGTON (MARTIN J. BARRINGTON ATTORNEY-IN-FACT)		February 25, 2015