Form 10-Q
period 2015-03-31
ALTRIA GROUP, INC.
filed 2015-04-23
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
At April 14, 2015, there were 1,966,557,766 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$3,674	$3,321
Receivables	172	124
Inventories:
Leaf tobacco	1,019	991
Other raw materials	200	200
Work in process	410	429
Finished product	456	420
	2,085	2,040
Deferred income taxes	1,143	1,143
Other current assets	159	250
Total current assets	7,233	6,878
Property, plant and equipment, at cost	4,784	4,755
Less accumulated depreciation	2,812	2,772
	1,972	1,983
Goodwill	5,285	5,285
Other intangible assets, net	12,044	12,049
Investment in SABMiller	5,850	6,183
Finance assets, net	1,360	1,614
Other assets	468	483
Total Assets	$34,212	$34,475

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	March 31, 2015	December 31, 2014
Liabilities
Current portion of long-term debt	$1,000	$1,000
Accounts payable	274	416
Accrued liabilities:
Marketing	605	618
Employment costs	67	186
Settlement charges	4,551	3,500
Other	890	925
Income taxes	482	—
Dividends payable	1,026	1,028
Total current liabilities	8,895	7,673
Long-term debt	12,901	13,693
Deferred income taxes	5,907	6,088
Accrued pension costs	978	1,012
Accrued postretirement health care costs	2,454	2,461
Other liabilities	515	503
Total liabilities	31,650	31,430
Contingencies (Note 9)
Redeemable noncontrolling interest	34	35
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,754	5,735
Earnings reinvested in the business	26,271	26,277
Accumulated other comprehensive losses	(2,945)	(2,682)
Cost of repurchased stock (838,798,481 shares at March 31, 2015 and 834,486,794 shares at December 31, 2014)	(27,482)	(27,251)
Total stockholders’ equity attributable to Altria Group, Inc.	2,533	3,014
Noncontrolling interests	(5)	(4)
Total stockholders’ equity	2,528	3,010
Total Liabilities and Stockholders’ Equity	$34,212	$34,475
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net revenues	$5,804	$5,517
Cost of sales	1,797	1,752
Excise taxes on products	1,532	1,509
Gross profit	2,475	2,256
Marketing, administration and research costs	610	520
Asset impairment and exit costs	—	2
Operating income	1,865	1,734
Interest and other debt expense, net	209	153
Loss on early extinguishment of debt	228	—
Earnings from equity investment in SABMiller	(134)	(225)
Earnings before income taxes	1,562	1,806
Provision for income taxes	544	631
Net earnings	1,018	1,175
Net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to Altria Group, Inc.	$1,018	$1,175
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$0.52	$0.59
Dividends declared	$0.52	$0.48

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net earnings	$1,018	$1,175
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments	(1)	—
Benefit plans	42	25
SABMiller	(304)	35
Other comprehensive (losses) earnings, net of deferred income taxes	(263)	60

Comprehensive earnings	755	1,235
Comprehensive earnings attributable to noncontrolling interests	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$755	$1,235

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Year Ended December 31, 2014 and
the Three Months Ended March 31, 2015
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2013	$935	$5,714	$25,168	$(1,378)	$(26,320)	$(1)	$4,118
Net earnings (losses) (1)	—	—	5,070	—	—	(3)	5,067
Other comprehensive losses, net of deferred income taxes	—	—	—	(1,304)	—	—	(1,304)
Stock award activity	—	21	—	—	8	—	29
Cash dividends declared ($2.00 per share)	—	—	(3,961)	—	—	—	(3,961)
Repurchases of common stock	—	—	—	—	(939)	—	(939)
Balances, December 31, 2014	935	5,735	26,277	(2,682)	(27,251)	(4)	3,010
Net earnings (losses) (1)	—	—	1,018	—	—	(1)	1,017
Other comprehensive losses, net of deferred income taxes	—	—	—	(263)	—	—	(263)
Stock award activity	—	19	—	—	(39)	—	(20)
Cash dividends declared ($0.52 per share)	—	—	(1,024)	—	—	—	(1,024)
Repurchases of common stock	—	—	—	—	(192)	—	(192)
Balances, March 31, 2015	$935	$5,754	$26,271	$(2,945)	$(27,482)	$(5)	$2,528

(1)
Net losses attributable to noncontrolling interests for the three months ended March 31, 2015 and for the year ended December 31, 2014 exclude net earnings of $1 million and $3 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section in the condensed consolidated balance sheets at March 31, 2015 and December 31, 2014.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash Provided by (Used in) Operating Activities
Net earnings	$1,018	$1,175
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	49	50
Deferred income tax benefit	(40)	(13)
Earnings from equity investment in SABMiller	(134)	(225)
Loss on early extinguishment of debt	228	—
Cash effects of changes:
Receivables, net	25	2
Inventories	(62)	(91)
Accounts payable	(166)	(109)
Income taxes	541	601
Accrued liabilities and other current assets	(117)	(234)
Accrued settlement charges	1,051	919
Pension plan contributions	(4)	(4)
Pension provisions and postretirement, net	25	11
Other	84	43
Net cash provided by operating activities	2,498	2,125
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash Provided by (Used in) Investing Activities
Capital expenditures	$(48)	$(27)
Proceeds from finance assets	147	98
Other	—	5
Net cash provided by investing activities	99	76
Cash Used in Financing Activities
Long-term debt repaid	(793)	(525)
Repurchases of common stock	(192)	(272)
Dividends paid on common stock	(1,026)	(957)
Premiums and fees related to early extinguishment of debt	(226)	—
Other	(7)	(2)
Cash used in financing activities	(2,244)	(1,756)
Cash and cash equivalents:
Increase	353	445
Balance at beginning of period	3,321	3,175
Balance at end of period	$3,674	$3,620
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At March 31, 2015, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged predominantly in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services Inc., which provides various support services, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At March 31, 2015, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At March 31, 2015, Altria Group, Inc. also held approximately 27% of the economic and voting interest of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends.

Share Repurchases

Altria Group, Inc.’s share repurchase activity was as follows:

	For the Three Months Ended March 31,
	2015	2014
	(in millions, except per share data)
Total number of shares repurchased	3.6	7.5
Aggregate cost of shares repurchased	$192	$272
Average price per share of shares repurchased	$53.03	$35.98

In April 2013, Altria Group, Inc.’s Board of Directors (the “Board of Directors”) authorized a $300 million share repurchase program and expanded it to $1.0 billion in August 2013 (as expanded, the “April 2013 share repurchase program”). During the third quarter of 2014, Altria Group, Inc. completed the April 2013 share repurchase program, under which Altria Group, Inc. repurchased a total of 27.1 million shares of its common stock at an average price of $36.97 per share.

In July 2014, the Board of Directors authorized a $1.0 billion share repurchase program (the “July 2014 share repurchase program”). At March 31, 2015, Altria Group, Inc. had approximately $326 million remaining in the July 2014 share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2. Acquisition of Green Smoke:

In April 2014, Nu Mark acquired the e-vapor business of Green Smoke, Inc. and its affiliates (“Green Smoke”) for a total purchase price of approximately $130 million. The acquisition complements Nu Mark’s capabilities and enhances its competitive position by adding e-vapor experience, broadening product offerings and strengthening supply chain capabilities.

Green Smoke’s financial position and results of operations have been consolidated with Altria Group, Inc. as of April 1, 2014.

Pro forma results, as well as net revenues and net earnings for Green Smoke subsequent to the acquisition, have not been presented because the acquisition of Green Smoke is not material to Altria Group, Inc.’s consolidated results of operations.

The purchase price allocation has been completed, and there were no changes subsequent to the acquisition date.
Note 3. Benefit Plans:

Subsidiaries of Altria Group, Inc. sponsor noncontributory defined benefit pension plans covering the majority of all employees of Altria Group, Inc. and its subsidiaries. However, employees hired on or after a date specific to their employee group are not eligible to participate in these noncontributory defined benefit pension plans but are instead eligible to participate in a defined contribution plan with enhanced benefits. This transition for new hires occurred from October 1, 2006 to January 1, 2008. In addition, effective January 1, 2010, certain employees of UST’s subsidiaries and Middleton who were participants in noncontributory defined benefit pension plans ceased to earn additional benefit service under those plans and became eligible to participate in a defined contribution plan with enhanced benefits. Altria Group, Inc. and its subsidiaries also provide health care and other benefits to the majority of retired employees.

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Service cost	$21	$17
Interest cost	84	86
Expected return on plan assets	(135)	(130)
Amortization:
Net loss	59	38
Prior service cost	2	3
Net periodic pension cost	$31	$14

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employer Contributions

Altria Group, Inc. makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. Employer contributions of $4 million were made to Altria Group, Inc.’s pension plans during the three months ended March 31, 2015. Currently, Altria Group, Inc. anticipates making additional employer contributions to its pension plans during the remainder of 2015 of approximately $15 million to $45 million, based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Service cost	$4	$4
Interest cost	26	27
Amortization:
Net loss	12	7
Prior service credit	(10)	(11)
Net postretirement health care costs	$32	$27
Note 4. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Net earnings attributable to Altria Group, Inc.	$1,018	$1,175
Less: Distributed and undistributed earnings attributable to unvested restricted shares and restricted stock units (also known as deferred stock)	(2)	(3)
Earnings for basic and diluted EPS	$1,016	$1,172

Weighted-average shares for basic and diluted EPS	1,966	1,986

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

	For the Three Months Ended March 31, 2015
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2014	$(2)	$(2,040)	$(640)		$(2,682)

Other comprehensive losses before reclassifications	(1)	—	(471)		(472)
Deferred income taxes	—	—	164		164
Other comprehensive losses before reclassifications, net of deferred income taxes	(1)	—	(307)		(308)

Amounts reclassified to net earnings	—	68	4		72
Deferred income taxes	—	(26)	(1)		(27)
Amounts reclassified to net earnings, net of deferred income taxes	—	42	3		45

Other comprehensive (losses) earnings, net of deferred income taxes	(1)	42	(304)	(1)	(263)

Balances, March 31, 2015	$(3)	$(1,998)	$(944)		$(2,945)

	For the Three Months Ended March 31, 2014
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2013	$—	$(1,273)	$(105)		$(1,378)

Other comprehensive earnings before reclassifications	—	—	51		51
Deferred income taxes	—	—	(18)		(18)
Other comprehensive earnings before reclassifications, net of deferred income taxes	—	—	33		33

Amounts reclassified to net earnings	—	41	3		44
Deferred income taxes	—	(16)	(1)		(17)
Amounts reclassified to net earnings, net of deferred income taxes	—	25	2		27

Other comprehensive earnings, net of deferred income taxes	—	25	35	(1)	60

Balances, March 31, 2014	$—	$(1,248)	$(70)		$(1,318)
(1) For the three months ended March 31, 2015 and 2014, Altria Group, Inc.’s proportionate share of SABMiller’s other comprehensive earnings/losses consisted primarily of currency translation adjustments.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Benefit Plans: (1)
Net loss	$76	$49
Prior service cost/credit	(8)	(8)
	68	41

SABMiller (2)	4	3

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$72	$44

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Net revenues:
Smokeable products	$5,221	$4,958
Smokeless products	430	415
Wine	134	129
All other	19	15
Net revenues	$5,804	$5,517
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$1,686	$1,531
Smokeless products	251	239
Wine	27	22
All other	(41)	(1)
Amortization of intangibles	(5)	(5)
General corporate expenses	(53)	(52)
Operating income	1,865	1,734
Interest and other debt expense, net	(209)	(153)
Loss on early extinguishment of debt	(228)	—
Earnings from equity investment in SABMiller	134	225
Earnings before income taxes	$1,562	$1,806

The comparability of operating companies income for the reportable segments was affected by the following:

Tobacco and Health Litigation Items - For the three months ended March 31, 2015 and 2014, pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Smokeable products segment	$43	$3
Interest and other debt expense, net	—	1
Total	$43	$4
During the first quarter of 2015, PM USA and certain other cigarette manufacturers reached a tentative agreement to resolve approximately 415 pending federal Engle progeny cases. As a result of the tentative agreement, during the three months ended March 31, 2015, PM USA recorded a pre-tax provision of approximately $43 million in marketing, administration and research costs. For further discussion, see Smoking and Health Litigation - Tentative Agreement to Resolve Federal Engle Progeny Cases in Note 9. Contingencies.
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At March 31, 2015, finance assets, net, of $1,360 million were comprised of investments in finance leases of $1,402 million, reduced by the allowance for losses of $42 million. At December 31, 2014, finance assets, net, of $1,614 million were comprised of investments in finance leases of $1,656 million, reduced by the allowance for losses of $42 million.

PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. During the three months ended March 31, 2014, PMCC determined that its allowance for losses exceeded the amount required based on management’s assessment of the credit quality and size of PMCC’s leasing portfolio. As a result, for the three months ended March 31, 2014, PMCC reduced its allowance for losses by $10 million. This decrease to the allowance for losses was recorded as a reduction to marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statement of earnings. PMCC believes that, as of March 31, 2015, the allowance for losses of $42 million was adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may increase or decrease its allowance for losses if such conditions change in the future.
The activity in the allowance for losses on finance assets for the three months ended March 31, 2015 and 2014 was as follows:

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Balance at beginning of the year	$42	$52
Decrease to allowance	—	(10)
Balance at March 31	$42	$42

All PMCC lessees were current on their lease payment obligations as of March 31, 2015.
The credit quality of PMCC’s investments in finance leases as assigned by Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”) at March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
	(in millions)
Credit Rating by Standard & Poor’s/Moody’s:
“AAA/Aaa” to “A-/A3”	$260	$417
“BBB+/Baa1” to “BBB-/Baa3”	750	833
“BB+/Ba1” and Lower	392	406
Total	$1,402	$1,656

Note 8. Debt:

At March 31, 2015 and December 31, 2014, Altria Group, Inc. had no short-term borrowings.

Long-term Debt

During the first quarter of 2015, Altria Group, Inc. completed a debt tender offer to purchase for cash $793 million aggregate principal amount of its senior unsecured 9.700% notes due 2018. As a result of the debt tender offer, during the first quarter of 2015, Altria Group, Inc. recorded a pre-tax loss on early extinguishment of debt of $228 million, which included premiums and fees of $226 million and the write-off of the related unamortized debt discount and debt issuance costs of $2 million.
Altria Group, Inc.’s estimate of the fair value of its debt is based on observable market information derived from a third party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.’s total long-term debt at March 31, 2015 and December 31, 2014, was $16.2 billion and $17.0 billion, respectively, as compared with its carrying value of $13.9 billion and $14.7 billion, respectively.

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

Altria Group, Inc. and its subsidiaries record provisions in the condensed consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except to the extent discussed elsewhere in this Note 9. Contingencies: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the condensed consolidated financial statements for unfavorable outcomes, if any. Litigation defense costs are expensed as incurred.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of April 20, 2015, April 21, 2014 and April 22, 2013.

Type of Case	Number of Cases Pending as of April 20, 2015	Number of Cases Pending as of April 21, 2014	Number of Cases Pending as of April 22, 2013
Individual Smoking and Health Cases (1)	64	70	71
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	5	6	6
Health Care Cost Recovery Actions (3)	1	1	1
“Lights/Ultra Lights” Class Actions	12	15	15

(1) Does not include 2,546 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (discussed below in Smoking and Health Litigation - Engle Class Action).
(2) Includes as one case the 600 civil actions (of which 346 were actions against PM USA) that were to be tried in a single proceeding in West Virginia (In re: Tobacco Litigation). The West Virginia Supreme Court of Appeals has ruled that the United States Constitution did not preclude a trial in two phases in this case. Issues related to defendants’ conduct and whether punitive damages are permissible were tried in the first phase. Trial in the first phase of this case began in April 2013. In May 2013, the jury returned a verdict in favor of defendants on the claims for design defect, negligence, failure to warn, breach of warranty, and concealment and declined to find that the defendants’ conduct warranted punitive damages. Plaintiffs prevailed on their claim that ventilated filter cigarettes should have included use instructions for the period 1964 - 1969. The second phase, if any, will consist of individual trials to determine liability and compensatory damages on that claim only. In August 2013, the trial court denied all post-trial motions. The trial court entered final judgment in October 2013 and, in November 2013, plaintiffs filed their notice of appeal to the West Virginia Supreme Court of Appeals. In November 2014, the West Virginia Supreme Court of Appeals affirmed the final judgment. Plaintiffs filed a petition for rehearing with the West Virginia Supreme Court of Appeals, which the court denied on January 8, 2015. On April 3, 2015, plaintiffs filed a petition for writ of certiorari with the United States Supreme Court.
(3) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

International Tobacco-Related Cases

As of April 20, 2015, PM USA is a named defendant in ten health care cost recovery actions in Canada, eight of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.

Tobacco-Related Cases Set for Trial

As of April 20, 2015, 29 Engle progeny cases and two individual smoking and health cases against PM USA are set for trial in 2015. Cases against other companies in the tobacco industry are also scheduled for trial in 2015. Trial dates are subject to change.

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

As of April 20, 2015, 77 state and federal Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision. Forty-one verdicts were returned in favor of plaintiffs and 36 verdicts were returned in favor of PM USA. See Smoking and Health Litigation - Engle Progeny Trial Court Results below for a discussion of these verdicts.

Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation)

After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments (and related costs and fees) totaling approximately $271 million and interest totaling approximately $144 million as of April 20, 2015. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $13.8 million and interest totaling approximately $2.5 million.

The changes in Altria Group, Inc.’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below were as follows:

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Accrued liability for tobacco and health litigation items at beginning of period	$39	$3
Pre-tax charges for:
Tobacco and health judgments	—	3
Related interest costs	—	1
Tentative agreement to resolve federal Engle progeny cases	43	—
Payments	(5)	—
Accrued liability for tobacco and health litigation items at end of period	$77	$7

The accrued liability for tobacco and health litigation items, including related interest costs, was included in liabilities on Altria Group, Inc.’s condensed consolidated balance sheets. Pre-tax charges for tobacco and health judgments and the tentative agreement to resolve federal Engle progeny cases (discussed below under “Tentative Agreement to Resolve Federal Engle Progeny Cases”) were included in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net on Altria Group, Inc.’s condensed consolidated statements of earnings.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Security for Judgments

To obtain stays of judgments pending current appeals, as of March 31, 2015, PM USA has posted various forms of security totaling approximately $59 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheet.

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

Non-Engle Progeny Trial Results

Summarized below are the non-Engle progeny smoking and health cases pending during 2015 in which verdicts were returned in favor of plaintiffs and against PM USA. Charts listing the verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Court Results below.

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

Engle Progeny Cases

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s Engle decision, expired in January 2008. As of April 20, 2015, approximately 3,125 state court cases were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 4,200 state court plaintiffs.  Furthermore, as of April 20, 2015, approximately 435 cases were pending against PM USA in federal district court asserting individual claims by or on behalf of a similar number of federal court plaintiffs. Most of these federal cases are pending in the U.S. District Court for the Middle District of Florida. Moreover, most of these federal cases are subject to resolution pursuant to the agreement described below under Tentative Agreement to Resolve Federal Engle Progeny Cases. Because of a number of factors, including, but not limited to, docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates.

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

Tentative Agreement to Resolve Federal Engle Progeny Cases

On February 25, 2015, PM USA, R.J. Reynolds Tobacco Company (“R.J. Reynolds”) and Lorillard Tobacco Company (“Lorillard”) reached a tentative agreement to resolve approximately 415 pending federal Engle progeny cases (the “Federal Engle Agreement”). Under the terms of the Federal Engle Agreement, PM USA paid into escrow approximately $43 million on March 11, 2015, which is included in other current assets on Altria Group, Inc.’s condensed consolidated balance sheet at March 31, 2015. PM USA recorded a pre-tax provision of approximately $43 million in the first quarter of 2015. Federal cases that were in trial as of February 25, 2015 and those that have previously reached final verdict are not included in the Federal Engle Agreement. Engle progeny lawsuits pending in Florida state courts are also not part of the Federal Engle Agreement. The Federal Engle Agreement is conditioned on approval by all federal court plaintiffs in the cases resolved by the Federal Engle Agreement or as the parties otherwise agree. On February 25, 2015, the U.S. District Court for the Middle District of Florida issued an order staying all upcoming federal trials pending final approval of the Federal Engle Agreement.

Engle Progeny Trial Results

As of April 20, 2015, 77 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Forty-one verdicts were returned in favor of plaintiffs.

Thirty-six verdicts were returned in favor of PM USA, of which 27 were state cases (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Russo (formerly Frazier), C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious, Szymanski, Hancock, D. Cohen, LaMotte, J. Campbell, Dombey, Haldeman, Blasco, Gonzalez, Banks, Surico, Baum, Bishop, Vila, and McMannis) and 9 were federal cases (Gollihue, McCray, Denton, Wilder, Jacobson, Reider, Davis, Starbuck, and Sowers). In addition, there have been a number of mistrials, only some of which have resulted in new trials as of April 20, 2015. The juries in the Reider and Banks cases returned zero damages verdicts in favor of PM USA. The juries in the Weingart and Hancock cases returned verdicts against PM USA awarding no damages, but the trial court in each case granted an additur. In the Russo case (formerly Frazier), however, the Florida Third District Court of Appeal reversed the judgment in defendants’ favor in April 2012 and remanded the case for a new trial. Defendants sought review of the case in the Florida Supreme Court, which was granted in September 2013. On April 2, 2015, the Florida Supreme Court affirmed the reversal, rejecting defendants’ argument that the statute of repose applies to fraud and conspiracy claims in Engle progeny cases. The case is currently being re-tried. On April 17, 2015, defendants moved for a rehearing in the Florida Supreme Court.

The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs (including Hancock, where the verdict originally was returned in favor of PM USA). The first chart lists such cases that are pending as of April 20, 2015; the second chart lists such cases that were pending within the previous 12 months, but that are now concluded.

Currently-Pending Cases
___________________________________________________________________________________________________
Plaintiff: Gore
Date:     March 2015

Verdict:
On March 26, 2015, an Indian River County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds, awarding $2 million in compensatory damages and allocating 23% of the fault to PM USA.

Post-Trial Developments:
On April 10, 2015, defendants filed post-trial motions, including motions to set aside the verdict and for a new trial.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

____________________________________________________________________________________________________
Plaintiff: Pollari
Date:     March 2015

Verdict:
On March 25, 2015, a Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds, awarding $10 million in compensatory damages (to be divided equally between the defendants) and $1.5 million in punitive damages against each defendant.

Post-Trial Developments:
On April 7, 2015, PM USA filed post-trial motions, including motions to set aside the verdict and for a new trial.
___________________________________________________________________________________________________
Plaintiff: Zamboni
Date:     February 2015

Verdict:
On February 26, 2015, a jury in the U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $340,000 in compensatory damages and allocating 10% of the fault to PM USA (an amount of $34,000).

Post-Trial Developments:
On April 15, 2015, PM USA and R.J. Reynolds filed a motion for judgment in defendants’ favor in accordance with the Eleventh Circuit’s decision in Graham.
____________________________________________________________________________________________________
Plaintiff: Caprio
Date:     February 2015

Verdict:
On February 24, 2015, a Broward County jury returned a partial verdict in favor of plaintiff and against PM USA, R.J. Reynolds, Lorillard and Liggett Group LLC (“Liggett Group”). The jury found against defendants on class membership, allocating 25% of the fault to PM USA. The jury also found $559,172 in economic damages. The jury deadlocked with respect to the intentional torts, certain elements of compensatory damages and punitive damages.

Post-Trial Developments:
On March 11, 2015, PM USA filed post-trial motions, including motions to set aside the partial verdict and for a new trial.
____________________________________________________________________________________________________
Plaintiff: McKeever
Date:     February 2015

Verdict:
On February 20, 2015, a Broward County jury returned a verdict in favor of plaintiff and against PM USA, awarding approximately $5.8 million in compensatory damages and allocating 60% of the fault to PM USA. The jury also awarded plaintiff approximately $11.63 million in punitive damages. However, the jury found in favor of PM USA on the statute of repose defense to plaintiff’s intentional tort and punitive damages claims.

Post-Trial Developments:
On March 6, 2015, PM USA filed various post-trial motions, including motions to set aside the verdict and motions for a new trial. On April 2, 2015, the Florida Supreme Court rejected the statute of repose defense in the Hess and Russo cases and, on April 17, 2015, defendants moved for a rehearing.
___________________________________________________________________________________________________
Plaintiff: Brown
Date:     January 2015

Verdict:
On January 21, 2015, a jury in the U.S. District Court for the Middle District of Florida returned a verdict against PM USA awarding plaintiff approximately $8.3 million in compensatory damages and $9 million in punitive damages.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Post-Trial Developments:
On February 24, 2015, the trial court entered final judgment. On March 23, 2015, PM USA filed various post-trial motions, including motions to alter or amend the judgment and for a new trial or, in the alternative, remittitur of the damages awards.
____________________________________________________________________________________________________
Plaintiff: Allen
Date:     November 2014

Verdict:
A Duval County jury returned a verdict against PM USA and R.J. Reynolds awarding plaintiff approximately $3.1 million in compensatory damages and allocating 6% of the fault to PM USA. The jury also awarded approximately $7.76 million in punitive damages against each defendant. This was a retrial of a 2011 trial that awarded plaintiff $6 million in compensatory damages and $17 million in punitive damages against each defendant.

Post-Trial Developments:
In December 2014, defendants filed various post-trial motions, including motions to set aside the verdict and motions for a new trial.
____________________________________________________________________________________________________
Plaintiff: Perrotto
Date:     November 2014

Verdict:
A Palm Beach County jury returned a verdict against PM USA, R.J. Reynolds, Lorillard and Liggett Group awarding plaintiff approximately $4.1 million in compensatory damages and allocating 25% of the fault to PM USA (an amount of approximately $1.02 million).

Post-Trial Developments:
In December 2014, the court entered final judgment and plaintiff filed a motion for a new trial. In addition, in December 2014, defendants filed various post-trial motions, including motions to set aside the verdict and motions for a new trial.
____________________________________________________________________________________________________
Plaintiff: Boatright
Date:     November 2014

Verdict:
A Polk County jury returned a verdict against PM USA and Liggett Group awarding plaintiff $15 million in compensatory damages and allocating 85% of the fault to PM USA (an amount of $12.75 million). In addition, in November 2014, the jury awarded plaintiff approximately $19.7 million in punitive damages against PM USA and $300,000 in punitive damages against Liggett Group.

Post-Trial Developments:
In November 2014, PM USA filed various post-trial motions and, on January 20, 2015, the court denied PM USA’s motions for a new trial and for remittitur, but agreed to reduce the compensatory damages award by the jury’s assessment of comparative fault. On February 9, 2015, defendants filed a notice of appeal to the Florida Second District Court of Appeal, and, on February 10, 2015, PM USA posted a bond in the amount of $3.98 million.
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

Post-Trial Developments:
The trial court entered final judgment awarding plaintiff $15.8 million in compensatory damages and $25.3 million in punitive damages. In December 2014, defendants filed various post-trial motions, including a renewed motion for judgment

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

or for a new trial. Plaintiff agreed to waive the bond for the appeal.
___________________________________________________________________________________________________
Plaintiff: Lourie
Date:     October 2014

Verdict:
A Hillsborough County jury returned a verdict against PM USA, R.J. Reynolds and Lorillard awarding plaintiff approximately $1.37 million in compensatory damages and allocating 27% of the fault to PM USA (an amount of approximately $370,000).

Post-Trial Developments:
In October 2014, defendants filed a motion for judgment and a motion for a new trial. In November 2014, the court denied defendants’ post-trial motions and entered final judgment. Later in November 2014, defendants filed a notice of appeal to the Florida Second District Court of Appeal, and PM USA posted a bond in the amount of $370,318.
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

Post-Trial Developments:
Defendants filed motions for a defense verdict because the jury’s findings indicated that plaintiff was not a member of the Engle class. In December 2014, the court entered final judgment in favor of plaintiff and, on January 15, 2015, defendants filed a renewed motion for judgment as a matter of law or, in the alternative, a motion for a new trial. Defendants also filed a motion to alter or amend the final judgment.
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

Post-Trial Developments:
In May 2013, defendants filed several post-trial motions, including motions for a new trial and to set aside the verdict, which the trial court denied in October 2013 and entered final judgment in favor of plaintiff. In October 2013, PM USA and Lorillard appealed to the Florida Third District Court of Appeal, and PM USA posted a bond in the amount of $180,000. In November 2014, the Florida Third District Court of Appeal affirmed the final judgment and, in the fourth quarter of 2014, PM USA recorded a provision on its consolidated balance sheet of approximately $193,000 for the judgment plus interest.

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

Post-Trial Developments:
In June 2013, defendants filed several post-trial motions, including motions for judgment as a matter of law and for a new trial, which the trial court denied in September 2013. In October 2013, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit, and PM USA posted a bond in the amount of $277,750. On April 8, 2015, the U.S. Court of Appeals for the Eleventh Circuit found in favor of defendants and reversed the trial court’s ruling.
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

Post-Trial Developments:
In December 2012, defendants filed several post-trial motions, including motions for a new trial and to set aside the verdict. In March 2013, the trial court denied all motions and entered final judgment against PM USA and Liggett Group refusing to reduce the compensatory damages award by plaintiff’s comparative fault and holding PM USA and Liggett Group jointly and severally liable for $5.5 million. In April 2013, defendants filed a notice of appeal to the Florida First District Court of Appeal, and PM USA posted a bond in the amount of $2.5 million. In July 2014, the Florida First District Court of Appeal affirmed the judgment, but certified to the Florida Supreme Court the issue of the statute of repose, which was before the court in Hess. In August 2014, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In September 2014, the Florida Supreme Court stayed the case pending the outcome of Hess. On April 2, 2015, the Florida Supreme Court rejected the statute of repose defense in Hess and, on April 17, 2015, PM USA moved for a rehearing.

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

Post-Trial Developments:
In August 2012, defendants moved to set aside the verdict and to enter judgment in accordance with their motion for directed verdict. Defendants also moved to reduce damages, which motion the court granted. The trial court granted defendants’ motion to set off the damages award by the amount of economic damages paid by third parties, which will reduce further any final award. In October 2012, the trial court entered final judgment. PM USA’s portion of the damages was approximately $700. In November 2012, both sides filed notices of appeal to the Florida Fourth District Court of Appeal. On April 2, 2015, the Florida Fourth District Court of Appeal affirmed the trial court’s verdict.
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

Post-Trial Developments:
The trial court entered final judgment in March 2012. In April 2012, PM USA posted a bond in an amount of approximately $1.25 million. In May 2012, defendants filed a notice of appeal to the Florida Second District Court of Appeal. In October 2013, the Second District Court of Appeal affirmed the judgment. In November 2013, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In June 2014, the Florida Supreme Court stayed the case pending the outcome of Russo (presenting the same statute of repose issue as Hess). On April 2, 2015, the Florida Supreme Court rejected the statute of repose defense in the Hess and Russo cases and, on April 17, 2015, defendants moved for a rehearing. On April 6, 2015, the Florida Supreme Court stayed the case pending the outcome of Soffer (presenting the issue of whether Engle progeny plaintiffs may seek punitive damages on their negligence and strict liability claims).

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

Post-Trial Developments:
In August 2010, the trial court entered final judgment, and PM USA filed its notice of appeal and posted a $5 million bond. In November 2012, the Florida Fourth District Court of Appeal reversed the punitive damages award and remanded the case for a new trial on plaintiff’s conspiracy claim. Upon retrial, if the jury finds in plaintiff’s favor on that claim, the original $16.2 million punitive damages award will be reinstated. PM USA filed a motion for rehearing, which was denied in January 2013. In January 2013, plaintiff and defendant each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In June 2013, the Florida Supreme Court stayed the appeal pending the outcome of Hess. On April 2, 2015, the Florida Supreme Court rejected the statute of repose defense in Hess and, on April 17, 2015, PM USA moved for a rehearing.
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

Post-Trial Developments:
In August 2010, the trial court entered final judgment. PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and, in November 2010, posted a $1.6 million bond. In June 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings, holding that the trial court erred in (1) not reducing the compensatory damages award as excessive and (2) not instructing the jury on the statute of repose in connection with plaintiff’s conspiracy claim that resulted in the $2.5 million punitive damages award. In July 2013, plaintiff filed a motion for rehearing, which the Fourth District Court of Appeal denied in August 2013. In September 2013, both parties filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court. In December 2013, the Florida Supreme Court stayed the appeal pending the outcome of the Hess case. On April 2, 2015, the Florida Supreme Court rejected the statute of repose defense in Hess and, on April 17, 2015, PM USA moved for a rehearing.
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

Post-Trial Developments:
In July 2010, the trial court entered final judgment and, in August 2010, PM USA filed its notice of appeal. In October 2010, PM USA posted a $2.5 million bond. In September 2012, the Florida Fourth District Court of Appeal affirmed the compensatory damages award but reversed and remanded the punitive damages verdict. The Fourth District returned the case to the trial court for a new jury trial on plaintiff’s fraudulent concealment claim. If the jury finds in plaintiff’s favor on that claim, the $10 million punitive damages award against each defendant will be reinstated. In January 2013, plaintiff and defendants each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In February 2013, the Fourth District granted defendants’ motion to stay the mandate. In March 2013, plaintiff filed a motion for review of the stay order with the Florida Supreme Court, which was denied in April 2013. In June 2013,

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

plaintiff moved to consolidate with Hess and Kayton, which defendants did not oppose, but in October 2013, plaintiff withdrew the motion for consolidation. In February 2014, the Florida Supreme Court stayed the appeal pending the outcome of the Hess case. On April 2, 2015, the Florida Supreme Court rejected the statute of repose defense in Hess and, on April 17, 2015, PM USA moved for a rehearing.
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

Post-Trial Developments:
PM USA filed a notice of appeal to the Florida Fourth District Court of Appeal in July 2009. In May 2012, the Fourth District reversed and vacated the punitive damages award on the basis that it was barred by the statute of repose and affirmed the judgment in all other respects, upholding the compensatory damages award of $1.26 million. In June 2012, both parties filed rehearing motions with the Fourth District, which were denied in September 2012. In October 2012, PM USA and plaintiff filed notices to invoke the Florida Supreme Court’s discretionary jurisdiction. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $3.2 million for the judgment plus interest and associated costs. In June 2013, the Florida Supreme Court accepted jurisdiction of plaintiff’s petition for review, but declined to accept jurisdiction of PM USA’s petition. On April 2, 2015, the Florida Supreme Court rejected the statute of repose defense and reinstated the punitive damages award against PM USA. On April 17, 2015, PM USA moved for a rehearing.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

_________________________________________________________________________________________________

Concluded Cases
________________________________________________________________________________________________
Plaintiff: Landau
Date:     February 2015

Verdict:
On February 19, 2015, a jury in the U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds and Lorillard awarding $100,000 in compensatory damages. One defendant settled the case, which resolved all claims against all defendants, including PM USA.
___________________________________________________________________________________________________
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

In Graham, an Engle progeny case against PM USA and R.J. Reynolds on appeal to the U.S. Court of Appeals for the Eleventh Circuit, defendants argued that the Engle progeny plaintiffs’ product liability claims are impliedly preempted by federal law. On April 8, 2015, the U.S. Court of Appeals for the Eleventh Circuit found in favor of defendants on the basis of federal preemption and reversed the trial court’s denial of judgment as a matter of law.

In Soffer, an Engle progeny case against R.J. Reynolds, the Florida First District Court of Appeal held that Engle progeny plaintiffs can recover punitive damages only on their intentional tort claims. In February 2014, the Florida Supreme Court accepted jurisdiction over plaintiff’s appeal from the Florida First District Court of Appeal’s holding and heard oral argument in December 2014.

In Ciccone, an Engle progeny case against R.J. Reynolds, the Florida Fourth District Court of Appeal held that Engle progeny plaintiffs could establish class membership by showing that they developed symptoms during the Engle class period that could, in hindsight, be attributed to their smoking-related disease. The court certified a conflict with Castleman, a Florida First District Court of Appeal decision, which held that manifestation requires Engle progeny plaintiffs to have been aware during the class period that they had a disease caused by smoking in order to establish class membership. The Florida Supreme Court accepted jurisdiction in the Ciccone case in June 2014 and heard oral argument in December 2014.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Florida Bond Statute

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

Trial court rulings were rendered in Clay, Alexander, Townsend and Hall rejecting the plaintiffs’ bond cap statute challenges in those cases. The plaintiffs unsuccessfully appealed these rulings. In Alexander, Clay and Hall, the District Court of Appeal for the First District of Florida affirmed the trial court decisions and certified the decision in Hall for appeal to the Florida Supreme Court, but declined to certify the question of the constitutionality of the bond cap statute in Clay and Alexander. The Florida Supreme Court granted review of the Hall decision, but, in September 2012, the court dismissed the appeal as moot. In October 2012, the Florida Supreme Court denied the plaintiffs’ rehearing petition. In August 2013, in Calloway, discussed further above, plaintiff filed a motion in the trial court to determine the sufficiency of the bond posted by defendants on the ground that the bond cap statute is unconstitutional, which was denied.

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

As of April 20, 2015, PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

One medical monitoring class action is currently pending against PM USA. In Donovan, filed in December 2006 in the U.S. District Court for the District of Massachusetts, plaintiffs purportedly brought the action on behalf of the state’s residents who are: age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. The Supreme Judicial Court of Massachusetts, in answering questions certified to it by the district court, held in October 2009 that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The court also ruled that whether or not the case is barred by the applicable statute of limitations is a factual issue to be determined by the trial court. The case was remanded to federal court for further proceedings. In June 2010, the district court granted in part the plaintiffs’ motion for class certification, certifying the class as to plaintiffs’ claims for breach of implied warranty and violation of the Massachusetts Consumer Protection Act, but denying certification as to plaintiffs’ negligence claim. In July 2010, PM USA petitioned the U.S. Court of Appeals for the First Circuit for appellate review of the class certification decision. The petition was denied in September 2010. As a remedy, plaintiffs have proposed a 28-year medical monitoring program with an approximate cost of $190 million. In October 2011, PM USA filed a motion for class decertification, which motion was denied in March 2012. In February 2013, the district court amended the class definition to extend to individuals who satisfy the class membership criteria through February 26, 2013, and to exclude any individual who was not a Massachusetts resident as of February 26, 2013. In January 2014, plaintiffs filed motions for partial summary judgment and to strike affirmative defenses. In December 2014, the court issued its rulings on plaintiffs’ previously-filed motions, granting and denying the motions in part. Trial is scheduled to begin January 25, 2016.

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

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA and Altria Group, Inc., in Israel (dismissed), the Marshall Islands (dismissed) and Canada (10), and other entities have stated that they are considering filing such actions.

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

Since the beginning of 2008, the Canadian Provinces of British Columbia, New Brunswick, Ontario, Newfoundland and Labrador, Quebec, Alberta, Manitoba, Saskatchewan, Prince Edward Island and Nova Scotia have brought health care reimbursement claims against cigarette manufacturers. PM USA is named as a defendant in the British Columbia and Quebec cases, while both Altria Group, Inc. and PM USA are named as defendants in the New Brunswick, Ontario, Newfoundland and Labrador, Alberta, Manitoba, Saskatchewan, Prince Edward Island and Nova Scotia cases. The territory of Nunavut has passed similar legislation. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended March 31, 2015 and 2014, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 was approximately $1.1 billion for each period.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

NPM Adjustment Disputes

PM USA is participating in proceedings regarding potential downward adjustments (the “NPM Adjustment”) to MSA payments made by manufacturers that are signatories to the MSA (the “participating manufacturers” or “PMs”) for 2003-2013. The NPM Adjustment is a reduction in MSA payments that applies if the PMs collectively lose at least a specified level of market share to non-participating manufacturers (“NPMs”) between 1997 and the year at issue, subject

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

to certain conditions and defenses. The independent auditor appointed under the MSA calculates the maximum amount, if any, of the NPM Adjustment for any year in respect of which such NPM Adjustment is potentially applicable.

2003-2012 NPM Adjustment Disputes - Settlement with 24 States and Territories

PM USA has settled the NPM Adjustment disputes for the years 2003-2012 with 24 of the 52 MSA states and territories (the 24 states and territories are referred to as the “signatory states,” and the remaining MSA states and territories are referred to as the “non-signatory states”). Pursuant to the settlement, PM USA expects to receive a total of at least $599 million for 2003-2012. Of this total, PM USA had already received $579 million in the form of reductions to its MSA payments in 2013 or 2014 and received the remaining $20 million as a reduction to its MSA payment in 2015.

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

In addition, the settlement provides that the NPM Adjustment provision will be revised and streamlined as to the signatory states for the years after 2012. Under the revised provision, the 2013 and 2014 NPM Adjustments are “transition years,” for which the PMs receive specified payments. PM USA has already received $35 million for the 2013 transition year pursuant to this revised provision in the form of a reduction to its MSA payments in 2014, resulting in a reduction to cost of sales in the first quarter of 2014. PM USA also received an additional $3 million for the 2013 transition year as a result of the two additional states joining the settlement in the form of a reduction to its MSA payment in 2015. In addition, PM USA received $41 million for the 2014 transition year in the form of a reduction to its MSA payment in 2015. PM USA, R.J. Reynolds and Lorillard (the “original participating manufacturers” or “OPMs”) have agreed that the amounts they receive under the settlement for the transition years and subsequent years will be allocated among them pursuant to a formula that modifies the MSA allocation formula in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon future developments.

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

2003-2014 NPM Adjustment Disputes - Continuing Disputes with Non-Signatory States

PM USA has continued to pursue the NPM Adjustments for 2003 and subsequent years with respect to the non-signatory states. Under the MSA, once all conditions for the NPM Adjustment for a particular year are met, each state may avoid an NPM Adjustment to its share of the PMs’ MSA payments for that year by establishing that it diligently enforced a qualifying escrow statute during the entirety of that year. Such a state’s share of the NPM Adjustment would then be reallocated to any states that are found not to have diligently enforced for that year. For 2003-2012, all conditions for the NPM Adjustment have been met, either by determination or agreement among the parties. For 2013-2014, one condition (that the disadvantages of the MSA were a “significant factor” contributing to the PMs’ collective loss of market share) potentially remains in dispute.  Proceedings as to the “significant factor” issue for 2013 have been initiated, and proceedings as to the “significant factor” issue for 2014 cannot be commenced until the second half of April 2016.

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

In September 2013, the arbitration panel issued rulings regarding the 15 contested states and territories that had not as of that time joined the settlement, ruling that six of them (Indiana, Kentucky, Maryland, Missouri, New Mexico and Pennsylvania) did not diligently enforce during 2003 and that nine of them did. Based on this ruling, the PMs are entitled to receive from the six non-diligent states the entire 2003 NPM Adjustment remaining after the pro rata judgment reduction. PM USA believes it is entitled to receive an NPM Adjustment for 2003 based on this ruling, after reflecting the 20% partial liability reduction noted above, of approximately $145 million. PM USA recorded this $145 million as a reduction to cost of sales, which increased its reported pre-tax earnings in the third quarter of 2013. In addition, PM USA believes it would be entitled to interest on this amount of approximately $89 million. PM USA recorded $64 million of this amount as interest income, which reduced interest and other debt expense, net in the first quarter of 2014, but did not yet record the remaining $25 million based on its assessment of a certain dispute concerning interest discussed below.

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

In April 2014, a Pennsylvania state trial court denied Pennsylvania’s motion to vacate the arbitration panel’s ruling that Pennsylvania had not diligently enforced, but granted Pennsylvania’s motion to modify, with respect to Pennsylvania, the pro rata judgment reduction. In May 2014, a Missouri state trial court ruled similarly on Missouri’s motions. In July 2014, a Maryland state trial court denied both Maryland’s motion to vacate the arbitration panel’s ruling that Maryland had not diligently enforced and Maryland’s motion to vacate or modify the pro rata judgment reduction. In April 2015, a Pennsylvania intermediate appellate court affirmed the trial court’s modification, with respect to Pennsylvania, of the pro rata judgment reduction. PM USA intends to seek further discretionary judicial review of the Pennsylvania appellate decision. PM USA is also appealing the Missouri decision modifying the pro rata judgment reduction. Maryland is appealing its court’s decisions declining to modify the pro rata judgment reduction and denying its motion to vacate the arbitration panel’s diligence ruling as to Maryland. The motions filed by the fourth state, New Mexico, remain pending in its state trial court.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As a result of the Pennsylvania state trial court ruling, the total 2014 MSA payment credit PM USA received on account of the 2003 NPM Adjustment from the four states was reduced from $108 million to $79 million, and the interest PM USA received from the four states was $48 million rather than the $66 million in interest to which PM USA believes it would be entitled from those four states. If PM USA obtains and is successful in judicial review of the Pennsylvania intermediate appellate court ruling, it will recover the difference ($29 million of 2003 NPM Adjustment and $18 million in interest (subject to the separate interest disputes referenced above)), with interest, as a credit against a subsequent MSA payment. If PM USA is not successful in obtaining discretionary judicial review of the Pennsylvania intermediate appellate ruling, or if PM USA is not successful in any further discretionary review that may be granted, it would need to reverse $29 million of the 2003 NPM Adjustment and part of the interest that it recorded. Because the Missouri state trial court ruling post-dated PM USA’s April 2014 MSA payment, that ruling did not reduce the credit that PM USA received against that payment. If PM USA is not successful on judicial review of the Missouri court’s ruling, it will be required to return approximately $12 million of the 2003 NPM Adjustment and $7 million of the interest it received (in each case subject to confirmation by the independent auditor), plus applicable interest, and would need to make corresponding reversals to amounts previously recorded. In connection with the Missouri appeal, PM USA has posted a bond in the amount of $22 million. In addition, the other litigation and disputes discussed above could further reduce PM USA’s recovery on the 2003 NPM Adjustment or recovery of interest and potentially require PM USA to return amounts previously received and/or reverse amounts previously recorded. No assurance can be given that PM USA’s request for discretionary judicial review of the Pennsylvania intermediate appellate ruling (or the outcome of any further discretionary review that may be granted), PM USA’s appeals of the Missouri trial court ruling, Maryland’s appeals of its trial court rulings or the other litigation and disputes discussed above, will be resolved in a manner favorable to PM USA.

▪
2004-2014 NPM Adjustments. Proceedings regarding state diligent enforcement claims for 2004-2014 have not yet been scheduled. PM USA believes that the MSA requires these claims to be determined in a multi-state arbitration, although a number of non-signatory states have filed motions in their state courts contending that the claims are to be determined in separate arbitrations for individual states or that there is no arbitrable dispute for 2004. No assurance can be given as to when proceedings for 2004-2014 will be scheduled or the precise form those proceedings will take.

The independent auditor has calculated that PM USA’s share of the maximum potential NPM Adjustments for these years is (exclusive of interest or earnings): $388 million for 2004, $181 million for 2005, $154 million for 2006, $185 million for 2007, $250 million for 2008, $211 million for 2009, $218 million for 2010, $166 million for 2011, $211 million for 2012, $219 million for 2013 and $247 million for 2014. These maximum amounts will be reduced by a judgment reduction to reflect the settlement with the signatory states. The judgment reduction for the 2004-2014 NPM Adjustments has not yet been determined. In addition, these maximum amounts may also be further reduced by other developments, including agreements that may be entered in the future, disputes that may arise or recalculation of the NPM Adjustment amounts by the independent auditor. Finally, PM USA’s recovery of these amounts, even as reduced, is dependent upon subsequent determinations of non-signatory states’ diligent enforcement claims. The availability and amount of any NPM Adjustment for 2004-2014 from the non-signatory states will not be finally determined in the near term. There is no assurance that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment from the non-signatory states as a result of these proceedings. PM USA’s receipt of amounts on account of the 2003 NPM Adjustment and interest from non-signatory states does not provide any assurance that PM USA will receive any NPM Adjustment amounts (or associated interest or earnings) for 2004 or any subsequent year.

Other Disputes Related to MSA Payments

In addition to the disputed NPM Adjustments described above, MSA states and PMs, including PM USA, conducted another arbitration to resolve certain other disputes related to the calculation of the participating manufacturers’ payments under the MSA. PM USA disputed the method by which ounces of “roll your own” tobacco had been converted to cigarettes for purposes of calculating the downward volume adjustments to its MSA payments, but in February 2013, the arbitration panel issued a ruling in favor of the MSA states. This same arbitration panel also issued a ruling in the dispute over whether the “adjusted gross” or the “net” number of cigarettes on which federal excise tax is paid is the correct methodology for calculating MSA payments due from a certain subsequent participating manufacturer. As a result of this

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

ruling, the affected subsequent participating manufacturer is expected to make additional payments to the MSA states, although the exact amount of such payments remains in dispute.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Remaining issues pending include: (i) the content of the court-ordered corrective communications and (ii) the requirements related to point-of-sale signage. In November 2012, the district court issued its order specifying the content of the corrective communications described above. The district court’s order required the parties to engage in negotiations with the special master regarding implementation of the corrective communications remedy for television, newspapers, cigarette pack onserts and websites. In January 2013, defendants filed a notice of appeal from the order on the content and vehicles of the corrective communications and a motion to hold the appeal in abeyance pending completion of the negotiations, which the U.S. Court of Appeals granted in February 2013. In January 2014, the parties submitted a motion for entry of a consent order in the district court, setting forth their agreement on the implementation details of the corrective communications remedy. The agreement provides that the “trigger date” for implementation is after the appeal on the content of the communications has been exhausted. Also in January 2014, the district court convened a hearing and ordered further briefing. A number of amici who sought modification or rejection of the agreement for a variety of reasons were given leave to appear: National Newspaper Publishers Association, National Association of Black Owned Broadcasters, Inc., National Association for the Advancement of Colored People, The Little Rock Sun Community Newspaper, Turner Broadcasting System, Inc., The CW Network, LLC, Univision Communications Inc., Radio One, Inc., TV One, LLC, Interactive One, LLC, Fox Broadcasting Company, Viacom Inc. and A&E Television Networks, LLC. In April 2014, the parties filed an amended proposed consent order and accompanying submission in the district court seeking entry of a revised agreement on the implementation details of the corrective communications remedy. In June 2014, the district court approved the April 2014 proposed consent order. Also in June 2014, defendants filed a notice of appeal of the consent order solely for the purpose of perfecting the U.S. Court of Appeals’ jurisdiction over the pending appeal relating to the content and vehicles of the corrective communications and, in July 2014, defendants moved to consolidate this appeal with the appeal filed in January 2013. The U.S. Court of Appeals granted the motion to consolidate in August 2014. Oral argument occurred on February 23, 2015.

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

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

statutory fraud, unjust enrichment or breach of warranty, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of April 20, 2015, a total of 12 such cases are pending in various U.S. state courts.

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

Federal Multidistrict Proceeding and Subsequent Developments

Since the December 2008 United States Supreme Court decision in Good, and through April 20, 2015, 26 purported “Lights” class actions were served upon PM USA and, in certain cases, Altria Group, Inc. These cases were filed in 15 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA and were transferred and consolidated by the Judicial Panel on Multidistrict Litigation (“JPMDL”) before the U.S. District Court for the District of Maine for pretrial proceedings (“MDL proceeding”).

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

“Lights” Cases Dismissed, Not Certified or Ordered De-Certified

As of April 20, 2015, in addition to the federal district court in the MDL proceeding, 18 courts in 19 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

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

In Florida, an intermediate appellate court overturned an order by a trial court that granted class certification in Hines. The Florida Supreme Court denied review in January 2008. The Supreme Court of Illinois overturned a judgment that awarded damages to a certified class in the Price case, although plaintiffs are seeking reinstatement of the judgment. See The Price Case below for further discussion. In Louisiana, the U.S. Court of Appeals for the Fifth Circuit dismissed a purported “Lights” class action (Sullivan) on the grounds that plaintiffs’ claims were preempted by the FCLAA. In New York, the U.S. Court of Appeals for the Second Circuit overturned a trial court decision in Schwab that granted plaintiffs’

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

motion for certification of a nationwide class of all U.S. residents that purchased cigarettes in the United States that were labeled “Light” or “Lights.” In July 2010, plaintiffs in Schwab voluntarily dismissed the case with prejudice. In Ohio, the Ohio Supreme Court overturned class certifications in the Marrone and Phillips cases. Plaintiffs voluntarily dismissed without prejudice both cases in August 2009, but refiled in federal court as the Phillips case discussed above. The Supreme Court of Washington denied a motion for interlocutory review filed by the plaintiffs in the Davies case that sought review of an order by the trial court that refused to certify a class. Plaintiffs subsequently voluntarily dismissed the Davies case with prejudice. In August 2011, the U.S. Court of Appeals for the Seventh Circuit affirmed the Illinois federal district court’s dismissal of “Lights” claims brought against PM USA in the Cleary case. In Curtis, a certified class action, in May 2012, the Minnesota Supreme Court affirmed the trial court’s entry of summary judgment in favor of PM USA, concluding this litigation.

In Lawrence, in August 2012, the New Hampshire Supreme Court reversed the trial court’s order to certify a class and subsequently denied plaintiffs’ rehearing petition. In October 2012, the case was dismissed after plaintiffs filed a motion to dismiss the case with prejudice, concluding this litigation.

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in several jurisdictions. Over time, several such cases have been dismissed by the courts at the summary judgment stage. Certified class actions remain pending at the trial or appellate level in Massachusetts (Aspinall), California (Brown), Missouri (Larsen) and Arkansas (Miner). (See also Price, discussed below.) Significant developments in these cases include:

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

▪
Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiffs’ motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995-2003. In June 2010, PM USA’s motion for partial summary judgment regarding plaintiffs’ request for punitive damages was denied. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). The plaintiffs’ motion was denied in December 2010. In June 2011, PM USA filed various summary judgment motions challenging the plaintiffs’ claims. In August 2011, the trial court granted PM USA’s motion for partial summary judgment, ruling that plaintiffs could not present a damages claim based on allegations that Marlboro Lights are more dangerous than Marlboro Reds. The trial court denied PM USA’s remaining summary judgment motions. Trial in the case began in September 2011 and, in October 2011, the court declared a mistrial after the jury failed to reach a verdict. In January 2014, the trial court reversed its prior ruling granting partial summary judgment against plaintiffs’ “more dangerous” claim and allowed plaintiffs to pursue that claim. In October 2014, PM USA filed motions to decertify the class and for partial summary judgment on plaintiffs’ “more dangerous” claim. Re-trial is scheduled to begin on February 22, 2016.

▪
Miner: In June 2007, the United States Supreme Court reversed the lower court rulings in Miner (formerly known as Watson) that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendants’ contention that the case must be tried in federal court under the “federal officer” statute. Following remand, the case was removed again to federal court in Arkansas and transferred to the MDL proceeding discussed above. In November 2010, the district court in the MDL proceeding remanded the case to Arkansas state court. In December 2011, plaintiffs voluntarily dismissed their claims against Altria Group, Inc. without prejudice. In March 2013, plaintiffs filed a class certification motion. In November 2013, the trial court granted class certification. The certified class includes those individuals who, from November 1, 1971 through June 22, 2010, purchased Marlboro Lights, including Marlboro Ultra Lights, for personal consumption in Arkansas. PM USA filed a notice of appeal of the class certification ruling to the Arkansas Supreme Court in December 2013. On February 26, 2015, the Arkansas Supreme Court affirmed the trial court’s class certification order. No trial date has been set.

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

In December 2009, the state trial court in Carroll (formerly known as Holmes) (pending in Delaware) denied PM USA’s motion for summary judgment based on an exemption provision in the Delaware Consumer Fraud Act. In January 2011, the trial court allowed the plaintiffs to file an amended complaint substituting class representatives and naming Altria Group, Inc. and PMI as additional defendants. In February 2013, the trial court approved the parties’ stipulation to the

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

dismissal without prejudice of Altria Group, Inc. and PMI, leaving PM USA as the sole defendant in the case. On March 9, 2015, plaintiffs moved for class certification.

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

In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the judgment entered by the trial court on remand from the 2005 Illinois Supreme Court decision overturning the verdict on the ground that the United States Supreme Court’s December 2008 decision in Good demonstrated that the Illinois Supreme Court’s decision was “inaccurate.” PM USA filed a motion to dismiss plaintiffs’ petition and, in February 2009, the trial court granted PM USA’s motion on the basis that the petition was not timely filed. In March 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois. In February 2011, the intermediate appellate court ruled that the petition was timely filed and reversed the trial court’s dismissal of the plaintiffs’ petition and, in September 2011, the Illinois Supreme Court declined PM USA’s petition for review. As a result, the case was returned to the trial court for proceedings on whether the court should grant the plaintiffs’ petition to reopen the prior judgment. In February 2012, plaintiffs filed an amended petition, which PM USA opposed. Subsequently, in responding to PM USA’s opposition to the amended petition, plaintiffs asked the trial court to reinstate the original judgment.  The trial court denied plaintiffs’ petition in December 2012. In January 2013, plaintiffs filed a notice of appeal with the Fifth Judicial District. In January 2013, PM USA filed a motion asking the Illinois Supreme Court to immediately exercise its jurisdiction over the appeal. In February 2013, the Illinois Supreme Court denied PM USA’s motion. Oral argument on plaintiffs’ appeal to the Fifth Judicial District was heard in October 2013. In April 2014, the Fifth Judicial District reversed and ordered reinstatement of the original $10.1 billion trial court judgment against PM USA. In May 2014, PM USA filed in the Illinois Supreme Court a petition for a supervisory order and a petition for leave to appeal. The filing of the petition for leave to appeal automatically stayed the Fifth District’s mandate pending disposition by the Illinois Supreme Court. Also in May 2014, plaintiffs filed a motion seeking recusal of Justice Karmeier, one of the Illinois Supreme Court justices, which PM USA opposed. In September 2014, the Illinois Supreme Court granted PM USA’s motion for leave to appeal and took no action on PM USA’s motion for a supervisory order. Justice Karmeier denied plaintiffs’ motion seeking his recusal. On February 9, 2015, plaintiffs filed a new motion seeking recusal or disqualification of Justice Karmeier. On March 11, 2015, the Illinois Supreme Court denied plaintiffs’ request that it order the disqualification of Justice Karmeier and referred the recusal request to Justice Karmeier to decide. Oral argument is scheduled for May 19, 2015.

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

Certain Other Tobacco-Related Litigation

Tobacco Price Case

One case remains pending in Kansas (Smith) in which plaintiffs allege that defendants, including PM USA and Altria Group, Inc., conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs’ motion for class certification was granted. In March 2012, the trial court granted defendants’ motions for summary judgment. Plaintiffs sought the trial court’s reconsideration of its decision, but in June 2012, the trial court denied plaintiffs’ motion for reconsideration. Plaintiffs appealed the decision, and defendants cross-appealed the trial court’s class certification decision, to the Court of Appeals of Kansas. In July 2014, the Court of Appeals affirmed the entry of summary judgment in favor of defendants. Plaintiffs filed a petition for review in the Kansas Supreme Court in August 2014.

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

False Claims Act Case

PM USA is a defendant in a qui tam action filed in the U.S. District Court for the District of Columbia (United States ex rel. Anthony Oliver) alleging violation of the False Claims Act in connection with sales of cigarettes to the U.S. military. The relator contends that PM USA violated “most favored customer” provisions in government contracts and regulations by selling cigarettes to non-military customers in overseas markets at more favorable prices than it sold to the U.S. military exchange services for resale on overseas military bases in those same markets. The relator has dropped Altria Group, Inc. as a defendant and has dropped claims related to post-MSA price increases on cigarettes sold to the U.S. military. In July 2012, PM USA filed a motion to dismiss, which was granted on jurisdictional grounds in June 2013, and the case was dismissed with prejudice. In July 2013, the relator appealed the dismissal to the U.S. Court of Appeals for the District of Columbia Circuit. In August 2014, the Court of Appeals reversed the jurisdictional issue and remanded the case to the district court for further proceedings, including consideration of PM USA’s alternative grounds for dismissal. In October 2014, PM USA filed a second motion to dismiss in the U.S. District Court for the District of Columbia for lack of subject matter jurisdiction based on issues left unresolved by the opinion of the Court of Appeals for the District of Columbia Circuit.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At March 31, 2015, Altria Group, Inc. and certain of its subsidiaries (i) had $66 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for $32 million of guarantees, consisting primarily of surety bonds, related to their own performance; and (iii) had a redeemable noncontrolling interest of $34 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria Group, Inc. issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the “Distribution Agreement”), entered into as a result of Altria Group, Inc.’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at March 31, 2015 as the fair value of this indemnification is insignificant.

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
(Unaudited)

Note 10. Condensed Consolidating Financial Information:

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

PM USA will be unconditionally released and discharged from the Obligations upon the earliest to occur of:

▪	the date, if any, on which PM USA consolidates with or merges into Altria Group, Inc. or any successor;

▪	the date, if any, on which Altria Group, Inc. or any successor consolidates with or merges into PM USA;

▪	the payment in full of the Obligations pertaining to such Guarantees; and

▪	the rating of Altria Group, Inc.’s long-term senior unsecured debt by Standard & Poor’s of A or higher.

At March 31, 2015, the respective principal 100% owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
The following sets forth the condensed consolidating balance sheets as of March 31, 2015 and December 31, 2014, condensed consolidating statements of earnings and comprehensive earnings for the three months ended March 31, 2015 and 2014, and condensed consolidating statements of cash flows for the three months ended March 31, 2015 and 2014 for Altria Group, Inc., PM USA and, collectively, Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the Securities and Exchange Commission (“SEC”) interpretation and application of Rule 3-10 of SEC Regulation S-X.
The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
March 31, 2015
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$3,639	$—	$35	$—	$3,674
Receivables	—	4	168	—	172
Inventories:
Leaf tobacco	—	624	395	—	1,019
Other raw materials	—	129	71	—	200
Work in process	—	10	400	—	410
Finished product	—	155	301	—	456
	—	918	1,167	—	2,085
Due from Altria Group, Inc. and subsidiaries	8	5,121	1,498	(6,627)	—
Deferred income taxes	1	1,189	9	(56)	1,143
Other current assets	250	66	90	(247)	159
Total current assets	3,898	7,298	2,967	(6,930)	7,233
Property, plant and equipment, at cost	—	3,113	1,671	—	4,784
Less accumulated depreciation	—	2,112	700	—	2,812
	—	1,001	971	—	1,972
Goodwill	—	—	5,285	—	5,285
Other intangible assets, net	—	2	12,042	—	12,044
Investment in SABMiller	5,850	—	—	—	5,850
Investment in consolidated subsidiaries	11,407	2,769	—	(14,176)	—
Finance assets, net	—	—	1,360	—	1,360
Due from Altria Group, Inc. and subsidiaries	4,790	—	—	(4,790)	—
Other assets	145	534	115	(326)	468
Total Assets	$26,090	$11,604	$22,740	$(26,222)	$34,212

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
March 31, 2015
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$1,000	$—	$—	$—	$1,000
Accounts payable	19	125	130	—	274
Accrued liabilities:
Marketing	—	512	93	—	605
Employment costs	12	10	45	—	67
Settlement charges	—	4,544	7	—	4,551
Other	266	451	229	(56)	890
Income taxes	—	508	221	(247)	482
Dividends payable	1,026	—	—	—	1,026
Due to Altria Group, Inc. and subsidiaries	6,257	354	16	(6,627)	—
Total current liabilities	8,580	6,504	741	(6,930)	8,895
Long-term debt	12,901	—	—	—	12,901
Deferred income taxes	1,638	—	4,595	(326)	5,907
Accrued pension costs	232	—	746	—	978
Accrued postretirement health care costs	—	1,598	856	—	2,454
Due to Altria Group, Inc. and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	206	152	157	—	515
Total liabilities	23,557	8,254	11,885	(12,046)	31,650
Contingencies
Redeemable noncontrolling interest	—	—	34	—	34
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,754	3,310	11,338	(14,648)	5,754
Earnings reinvested in the business	26,271	377	1,067	(1,444)	26,271
Accumulated other comprehensive losses	(2,945)	(337)	(1,588)	1,925	(2,945)
Cost of repurchased stock	(27,482)	—	—	—	(27,482)
Total stockholders’ equity attributable to Altria Group, Inc.	2,533	3,350	10,826	(14,176)	2,533
Noncontrolling interests	—	—	(5)	—	(5)
Total stockholders’ equity	2,533	3,350	10,821	(14,176)	2,528
Total Liabilities and Stockholders’ Equity	$26,090	$11,604	$22,740	$(26,222)	$34,212

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
December 31, 2014
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
December 31, 2014
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended March 31, 2015
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,068	$745	$(9)	$5,804
Cost of sales	—	1,566	240	(9)	1,797
Excise taxes on products	—	1,480	52	—	1,532
Gross profit	—	2,022	453	—	2,475
Marketing, administration and research costs	42	465	103	—	610
Operating (expense) income	(42)	1,557	350	—	1,865
Interest and other debt expense (income), net	154	(1)	56	—	209
Loss on early extinguishment of debt	228	—	—	—	228
Earnings from equity investment in SABMiller	(134)	—	—	—	(134)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(290)	1,558	294	—	1,562
(Benefit) provision for income taxes	(143)	584	103	—	544
Equity earnings of subsidiaries	1,165	61	—	(1,226)	—
Net earnings	1,018	1,035	191	(1,226)	1,018
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$1,018	$1,035	$191	$(1,226)	$1,018

Net earnings	$1,018	$1,035	$191	$(1,226)	$1,018
Other comprehensive (losses) earnings, net of deferred income taxes	(263)	4	35	(39)	(263)
Comprehensive earnings	755	1,039	226	(1,265)	755
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$755	$1,039	$226	$(1,265)	$755

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2015
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$845	$2,696	$136	$(1,179)	$2,498
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(15)	(33)	—	(48)
Proceeds from finance assets	—	—	147	—	147
Other	—	10	(10)	—	—
Net cash (used in) provided by investing activities	—	(5)	104	—	99
Cash Provided by (Used in) Financing Activities
Long-term debt repaid	(793)	—	—	—	(793)
Repurchases of common stock	(192)	—	—	—	(192)
Dividends paid on common stock	(1,026)	—	—	—	(1,026)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	1,750	(1,634)	(116)	—	—
Premiums and fees related to early extinguishment of debt	(226)	—	—	—	(226)
Cash dividends paid to parent	—	(1,060)	(119)	1,179	—
Other	—	—	(7)	—	(7)
Net cash used in financing activities	(487)	(2,694)	(242)	1,179	(2,244)
Cash and cash equivalents:
Increase (decrease)	358	(3)	(2)	—	353
Balance at beginning of period	3,281	3	37	—	3,321
Balance at end of period	$3,639	$—	$35	$—	$3,674

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 11. Recent Accounting Guidance Not Yet Adopted:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for recognizing revenue from contracts with customers. The objective of this guidance is to establish principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. For Altria Group, Inc., the new guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

On April 7, 2015, the FASB issued authoritative guidance to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge (i.e., an asset). For Altria Group, Inc., the new guidance will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The guidance requires all prior period balance sheets to be adjusted retrospectively and early adoption is permitted. Altria Group, Inc. will adopt the new guidance by the first quarter of 2016. At March 31, 2015 and December 31, 2014, Altria Group, Inc. had $79 million and $83 million, respectively, of debt issuance costs included in other assets on the condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Description of the Company

At March 31, 2015, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged predominantly in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services Inc., which provides various support services, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. In addition, Nu Mark and Middleton use third-party contract manufacturing arrangements in the manufacture of their products. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At March 31, 2015, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At March 31, 2015, Altria Group, Inc. also held approximately 27% of the economic and voting interest of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends.

Altria Group, Inc.’s reportable segments are smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in an all other category.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.
Consolidated Results of Operations for the Three Months Ended March 31, 2015: The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the three months ended March 31, 2015, from the three months ended March 31, 2014, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended March 31, 2014	$1,175	$0.59

2014 NPM Adjustment Items	(41)	(0.02)
2014 Asset impairment and exit costs	1	—
2014 Tobacco and health litigation items	3	—
2014 SABMiller special items	6	—
Subtotal 2014 special items	(31)	(0.02)

2015 Tobacco and health litigation items	(27)	(0.01)
2015 SABMiller special items	(56)	(0.03)
2015 Loss on early extinguishment of debt	(143)	(0.07)
2015 Tax items	(2)	—
Subtotal 2015 special items	(228)	(0.11)

Fewer shares outstanding	—	0.01
Operations	102	0.05
For the three months ended March 31, 2015	$1,018	$0.52

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the three months ended March 31, 2015 compared with the prior-year period were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase programs.

Operations: The increase of $102 million in operations shown in the table above was due primarily to higher income from the smokeable products segment, partially offset by higher investment spending in the innovative tobacco products businesses.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2015 Forecasted Results: In April 2015, Altria Group, Inc. reaffirmed that its 2015 full-year forecast for adjusted diluted EPS growth rate is expected to be in the range of 7% to 9% over 2014 full-year adjusted diluted EPS. This forecasted growth rate excludes the net expenses in the table below.

The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast and to the other forward-looking statements made in this Quarterly Report on Form 10-Q (“Form 10-Q”).

Expense (Income), Net Excluded from Adjusted Diluted EPS
	2015	2014
NPM Adjustment Items	$—	$(0.03)
Asset impairment, exit, integration and acquisition-related costs	—	0.01
Tobacco and health litigation items	0.01	0.01
SABMiller special items	0.03	0.01
Loss on early extinguishment of debt	0.07	0.02
Tax items	—	(0.01)
	$0.11	$0.01

Altria Group, Inc. reports its financial results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Altria Group, Inc.’s management reviews certain financial results, including diluted EPS, on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, SABMiller special items, certain tax items, charges associated with tobacco and health litigation items, and settlements of, and determinations made in connection with, disputes with certain states and territories related to the non-participating manufacturer (“NPM”) adjustment provision under the 1998 Master Settlement Agreement (the “MSA”) for the years 2003-2012 (such settlements and determinations are referred to collectively as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 9. Contingencies to the condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Form 10-Q (“Item 1”)). Altria Group, Inc.’s management does not view any of these special items to be part of Altria Group, Inc.’s sustainable results as they may be highly variable, are difficult to predict and can distort underlying business trends and results. Altria Group, Inc.’s management believes that these adjusted financial measures provide useful insight into underlying business trends and results and provide a more meaningful comparison of year-over-year results. Adjusted financial measures are used by management and regularly provided to Altria Group, Inc.’s chief operating decision maker for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. These adjusted financial measures are not consistent with U.S. GAAP, and should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.
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

Discussion and Analysis

Consolidated Operating Results

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Net revenues:
Smokeable products	$5,221	$4,958
Smokeless products	430	415
Wine	134	129
All other	19	15
Net revenues	$5,804	$5,517

Excise taxes on products:
Smokeable products	$1,495	$1,474
Smokeless products	32	30
Wine	5	5
Excise taxes on products	$1,532	$1,509

Operating income:
Operating companies income (loss):
Smokeable products	$1,686	$1,531
Smokeless products	251	239
Wine	27	22
All other	(41)	(1)
Amortization of intangibles	(5)	(5)
General corporate expenses	(53)	(52)
Operating income	$1,865	$1,734

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

The following events that occurred during the three months ended March 31, 2015 and 2014 affected the comparability of statement of earnings amounts:

▪
NPM Adjustment Items: For the three months ended March 31, 2014, PM USA recorded interest income of approximately $64 million, which reduced interest and other debt expense, net on Altria Group, Inc.’s condensed consolidated statement of earnings. This interest income represented estimated interest recorded by PM USA during the first quarter of 2014 related to the diligent enforcement rulings of the arbitration panel presiding over the NPM adjustment dispute for 2003. For further discussion, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 9. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 9”).

▪Tobacco and Health Litigation Items: For the three months ended March 31, 2015 and 2014, pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Smokeable products segment	$43	$3
Interest and other debt expense, net	—	1
Total	$43	$4
During the first quarter of 2015, PM USA and certain other cigarette manufacturers reached a tentative agreement to resolve approximately 415 pending federal Engle progeny cases. As a result of the tentative agreement, during the three months ended March 31, 2015, PM USA recorded a pre-tax provision of approximately $43 million in marketing, administration and research costs. For further discussion, see Smoking and Health Litigation - Tentative Agreement to Resolve Federal Engle Progeny Cases in Note 9.

▪
Loss on Early Extinguishment of Debt: During the first quarter of 2015, Altria Group, Inc. completed a debt tender offer to purchase for cash $793 million aggregate principal amount of its senior unsecured 9.700% notes due 2018. As a result of the debt tender offer, during the first quarter of 2015, Altria Group, Inc. recorded a pre-tax loss on early extinguishment of debt of $228 million, which included premiums and fees of $226 million and the write-off of the related unamortized debt discount and debt issuance costs of $2 million.

▪
SABMiller Special Items: Altria Group, Inc.’s earnings from its equity investment in SABMiller for the three months ended March 31, 2015 included net pre-tax charges of $86 million, consisting primarily of Altria Group, Inc.’s share of SABMiller’s asset impairment charges.

Consolidated Results of Operations for the Three Months Ended March 31, 2015

The following discussion compares consolidated operating results for the three months ended March 31, 2015 with the three months ended March 31, 2014.

Net revenues, which include excise taxes billed to customers, increased $287 million (5.2%), due primarily to higher net revenues in the smokeable products segment.

Excise taxes on products increased $23 million (1.5%), due primarily to higher smokeable products shipment volume.

Cost of sales increased $45 million (2.6%), due primarily to higher manufacturing costs in the smokeable products segment and higher investment spending in the innovative tobacco products businesses, partially offset by lower resolution expenses (due primarily to the end of the federal tobacco quota buy-out payments after the third quarter of 2014).

Marketing, administration and research costs increased $90 million (17.3%), due primarily to higher tobacco and health litigation items, higher costs in the smokeable products segment and a reduction to the allowance for losses in the financial services business in 2014.

Operating income increased $131 million (7.6%), due primarily to higher operating results from the smokeable products segment, partially offset by higher investment spending in the innovative tobacco products businesses.

Interest and other debt expense, net, increased $56 million (36.6%), due primarily to interest income recorded during the first quarter of 2014 as a result of NPM Adjustment Items.

Earnings from Altria Group, Inc.’s equity investment in SABMiller, which decreased $91 million (40.4%), were negatively affected by SABMiller special items and unfavorable currency impacts from a stronger U.S. dollar.

Net earnings attributable to Altria Group, Inc. of $1,018 million decreased $157 million (13.4%), due primarily to the loss on early extinguishment of debt in 2015, lower earnings from Altria Group, Inc.’s equity investment in SABMiller and higher interest and other debt expense, net, partially offset by higher operating income. Diluted and basic EPS attributable to Altria

Group, Inc. of $0.52, each decreased by 11.9% due primarily to lower net earnings attributable to Altria Group, Inc., partially offset by fewer shares outstanding.

Operating Results by Business Segment

Tobacco Space

Business Environment

Summary

The United States tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of our tobacco subsidiaries and our consolidated results of operations, cash flows or financial position. These challenges, some of which are discussed in more detail below, in Note 9 and in Cautionary Factors That May Affect Future Results below, include:

▪	pending and threatened litigation and bonding requirements;

▪	the requirement to issue “corrective statements” in various media in connection with the federal government’s lawsuit;

▪
restrictions and requirements imposed by the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”), and restrictions and requirements that have been, and in the future will be, imposed by the U.S. Food and Drug Administration (“FDA”);

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

In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria Group, Inc.’s tobacco subsidiaries. Our tobacco subsidiaries believe that a significant number of adult tobacco consumers switch between tobacco categories or use multiple forms of tobacco products and that approximately 50% of adult smokers say they are interested in trying innovative tobacco products. Altria Group, Inc.’s tobacco subsidiaries further believe that nearly all adult smokers are aware of e-vapor products (such as electronic cigarettes) and approximately 60% have tried them. Nu Mark estimates 2014 total consumer expenditures on e-vapor products of approximately $2 billion.

Altria Group, Inc. and its tobacco subsidiaries work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the United States through innovation and adjacency growth strategies (including, where appropriate, arrangements with, or investments in, third parties). For example, Nu Mark entered the e-vapor category in 2013 with the introduction of MarkTen e-vapor products into two lead markets. Nu Mark completed the national expansion of MarkTen products in December 2014. In addition, as further discussed in Note 2. Acquisition of Green Smoke to the condensed consolidated financial statements in Item 1, in April 2014, Nu Mark completed the acquisition of the e-vapor business of Green Smoke, Inc. and its affiliates. See the discussions regarding new product technologies, adjacency growth strategy and evolving consumer preferences in Cautionary Factors That May Affect Future Results below for certain risks associated with the foregoing discussion.

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

▪
authorizing the FDA to subject tobacco products that would be modified or first introduced into the market after March 22, 2011 to application and pre-market review and authorization requirements (the “New Product Application Process”) if the FDA does not find them, as a manufacturer may contend, to be “substantially equivalent” to products commercially marketed as of February 15, 2007, and possibly to deny any such new product application, thereby preventing the distribution and sale of any product affected by such denial; and

▪
authorizing the FDA to determine that certain existing tobacco products modified or introduced into the market for the first time between February 15, 2007 and March 22, 2011 are not “substantially equivalent” to products commercially marketed as of February 15, 2007, in which case the FDA could require the removal of such products or subject them to the New Product Application Process and, if any such applications are denied, prevent the continued distribution and sale of such products (see FDA Regulatory Actions below); and

▪	equips the FDA with a variety of investigatory and enforcement tools, including the authority to inspect tobacco product manufacturing and other facilities.

In April 2014, the FDA issued proposed regulations for other tobacco products, which as proposed would include machine-made large cigars, e-vapor products (such as electronic cigarettes), pipe tobacco and chewable tobacco-derived nicotine products marketed and sold by some of our tobacco subsidiaries. The proposed regulations would impose the FSPTCA regulatory framework, including the foregoing measures, on products manufactured, marketed and sold by Middleton and Nu Mark with potentially wide-ranging impact on their businesses. As discussed below in FDA Regulatory Actions - Proposed Deeming Regulations, Middleton and Nu Mark submitted comments on the proposed regulations in August 2014.

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

Impact on Our Business; Compliance Costs and User Fees

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

In March 2015, the FDA issued a document entitled “Guidance for Industry: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions.” In that document, the FDA announced that (i) certain label changes, and (ii) changes to the quantity of tobacco product(s) in a package, would each require submission of newly required substantial equivalence reports and authorization from the FDA prior to marketing tobacco products with such changes, even when the tobacco product itself is not changed. In order to continue marketing products that had undergone such label or quantity changes before the FDA’s issuance of the new requirements, manufacturers were required to submit one of the newly required substantial equivalence reports by April 3, 2015. PM USA and USSTC submitted timely reports and are therefore authorized to continue marketing these products unless the FDA makes a determination to the contrary. Going forward, manufacturers must submit one of the newly required reports for the FDA’s review at least 90 days in advance of making covered label or quantity changes. In some instances, prior to making such changes, manufacturers must wait for the FDA to determine whether to authorize marketing of the product with the changed label or quantity.

On April 14, 2015, PM USA, USSTC and other tobacco product manufacturers filed a lawsuit in the United States District Court for the District of Columbia against the FDA, the United States Department of Health and Human Services, and the heads of both agencies seeking to declare these new requirements invalid and to enjoin defendants from enforcing them.

Good Manufacturing Practices

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

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. By way of example, in 2009, the federal excise tax (“FET”) on cigarettes increased from $0.39 per pack to approximately $1.01 per pack, in 2010, the New York state excise tax increased by $1.60 to $4.35 per pack and in October 2014, Philadelphia, Pennsylvania enacted a $2.00 per pack local cigarette excise tax. Between the end of 1998 and April 20, 2015, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.49 per pack. As of April 20, 2015, no state has increased its cigarette excise tax in 2015. The President’s 2015 Budget proposes significant increases in the FET for all tobacco products. The proposed budget would increase the FET on a pack of cigarettes by $0.94 per pack, raising the total FET to $1.95 per pack, and would also increase the tax on other tobacco products by a proportionate amount. It is not possible to predict whether this proposed FET increase will be enacted.

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

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of April 20, 2015, the federal government, 22 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of April 20, 2015, 179 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain; and restrict smoking in public places.

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

It is not possible to predict what, if any, additional legislation, regulation or other governmental action will be enacted or implemented (and, if challenged, upheld) relating to the manufacturing, design, packaging, marketing, advertising, sale or use of tobacco products, or the tobacco industry generally. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented that would materially adversely affect the business and volume of our tobacco subsidiaries and our consolidated results of operations and cash flows.

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
Operating Results

The following discussion compares operating results for the smokeable and smokeless products segments for the three months ended March 31, 2015, with the three months ended March 31, 2014.

	For the Three Months Ended March 31,
	Net Revenues		Operating Companies Income
	2015	2014	2015	2014
	(in millions)
Smokeable products	$5,221	$4,958	$1,686	$1,531
Smokeless products	430	415	251	239
Total smokeable and smokeless products	$5,651	$5,373	$1,937	$1,770

Smokeable products segment

The smokeable products segment’s net revenues, operating companies income and operating companies income margin increased during the three months ended March 31, 2015, due primarily to higher pricing. PM USA grew Marlboro’s retail share and its total cigarette retail share versus the prior-year period.

The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
	2015	2014	Change
	(sticks in millions)
Cigarettes:
Marlboro	25,117	24,816	1.2%
Other premium	1,578	1,629	(3.1)%
Discount	2,503	2,304	8.6%
Total cigarettes	29,198	28,749	1.6%
Cigars:
Black & Mild	298	270	10.4%
Other	4	4	—%
Total cigars	302	274	10.2%
Total smokeable products	29,500	29,023	1.6%

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

The following table summarizes the smokeable products segment retail share performance:

	Retail Share
	For the Three Months Ended March 31,
	2015	2014	Percentage Point Change
Cigarettes:
Marlboro	44.0%	43.7%	0.3
Other premium	2.8	2.9	(0.1)
Discount	4.3	4.1	0.2
Total cigarettes	51.1%	50.7%	0.4
Cigars:
Black & Mild	27.1%	27.7%	(0.6)
Other	0.3	0.2	0.1
Total cigars	27.4%	27.9%	(0.5)

Retail share results for cigarettes are based on data from IRI/Management Science Associate Inc., a tracking service that uses a sample of stores and certain wholesale shipments to project market share and depict share trends. Retail share results for cigars are based on data from IRI InfoScan, a tracking service that uses a sample of stores to project market share and depict share trends. Both services track sales in the food, drug and mass merchandisers (including Wal-Mart), convenience, military, dollar store and club trade classes. For other trade classes selling cigarettes, retail share is based on shipments from wholesalers to retailers through the Store Tracking Analytical Reporting System (“STARS”). These services are not designed to capture sales through other channels, including the internet, direct mail and some illicitly tax-advantaged outlets. Retail share results for cigars are based on data for machine-made large cigars. Middleton defines machine-made large cigars as cigars, made by machine, that weigh greater than three pounds per thousand, except cigars sold at retail in packages of 20 cigars. Because the cigars service represents retail share performance only in key trade channels, it should not be considered a precise measurement of actual retail share. It is IRI’s standard practice to periodically refresh its services, which could restate retail share results that were previously released in these services.

PM USA and Middleton executed the following pricing and promotional allowance actions during 2014:

▪
Effective November 16, 2014, PM USA reduced its wholesale promotional allowance on L&M by $0.07 per pack. In addition, PM USA increased the list price on all of its other cigarette brands by $0.07 per pack.

▪
Effective May 11, 2014, PM USA reduced its wholesale promotional allowance on Marlboro and L&M by $0.06 per pack. In addition, PM USA increased the list price on all of its other cigarette brands by $0.06 per pack, except for Parliament, which PM USA increased by $0.11 per pack.

Net revenues, which include excise taxes billed to customers, increased $263 million (5.3%), due primarily to higher pricing and higher shipment volume ($99 million). Operating companies income increased $155 million (10.1%), due primarily to higher pricing, higher shipment volume ($50 million) and lower resolution expenses (due principally to the end of the federal tobacco quota buy-out payments after the third quarter of 2014). These factors were partially offset by higher costs (due primarily to higher pension and benefit costs, and the timing of marketing, administration and research costs) and higher tobacco and health litigation items ($40 million).

Total smokeable products shipment volume for the three months ended March 31, 2015 increased 1.6% versus the prior-year period. PM USA’s reported domestic cigarettes shipment volume increased 1.6% for the three months ended March 31, 2015, benefiting from a moderation in the industry’s rate of decline, trade inventory movements and retail share gains. When adjusted for trade inventory changes and other factors, PM USA estimates that its first-quarter 2015 domestic cigarettes shipment volume was essentially unchanged, and that total industry cigarette volumes declined approximately 0.5% for the same period.

PM USA’s shipments of premium cigarettes accounted for 91.4% of its reported domestic cigarettes shipment volume for the three months ended March 31, 2015 versus 92.0% for the three months ended March 31, 2014.

Middleton’s reported cigars shipment volume for the three months ended March 31, 2015 increased 10.2%, driven primarily by Black & Mild’s performance in the tipped cigars segment.

Marlboro’s retail share for the three months ended March 31, 2015 increased 0.3 share points versus the prior-year period.

PM USA grew its total retail share for the three months ended March 31, 2015 by 0.4 share points, versus the prior-year period, due to retail share gains by Marlboro and by L&M in Discount, partially offset by share losses on other portfolio brands.

In the total machine-made large cigars category, Black & Mild’s retail share for the three months ended March 31, 2015 decreased 0.6 share points. Middleton continued to concentrate on the more profitable, tipped cigars segment, where Black & Mild gained share.
Smokeless products segment

During the three months ended March 31, 2015, the smokeless products segment grew operating companies income and expanded operating companies income margin. USSTC also increased Copenhagen and Skoal’s combined retail share versus the prior-year period.

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
	2015	2014	Change
	(cans and packs in millions)
Copenhagen	110.1	103.9	6.0%
Skoal	64.0	64.0	—%
Copenhagen and Skoal	174.1	167.9	3.7%
Other	17.0	18.2	(6.6)%
Total smokeless products	191.1	186.1	2.7%

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

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Three Months Ended March 31,
	2015	2014	Percentage Point Change
Copenhagen	31.3%	30.3%	1.0
Skoal	19.9	20.4	(0.5)
Copenhagen and Skoal	51.2	50.7	0.5
Other	3.7	4.0	(0.3)
Total smokeless products	54.9%	54.7%	0.2

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

USSTC executed the following pricing actions during 2014:

▪	Effective November 25, 2014, USSTC increased the list price on all its brands by $0.07 per can.

▪	Effective May 11, 2014, USSTC increased the list price on all of its brands by $0.06 per can.

Net revenues, which include excise taxes billed to customers, increased $15 million (3.6%) and operating companies income increased $12 million (5.0%). These increases were due primarily to higher pricing, which includes higher promotional investments.

For the three months ended March 31, 2015, reported domestic smokeless products shipment volume increased 2.7%. Copenhagen and Skoal’s combined reported shipment volume for the three months ended March 31, 2015 increased 3.7% versus the prior-year period.
After adjusting for trade inventory changes and other factors, USSTC estimates that domestic smokeless products shipment volume grew approximately 4% in the first quarter of 2015. USSTC estimates that the smokeless products category volume grew approximately 2% over the 12 months ended March 31, 2015 as compared to approximately 5.5% over the 12 months ended March 31, 2014. USSTC continues to believe that the smokeless category’s growth rate is best determined over a longer time horizon and will continue to monitor industry volume closely.
Copenhagen and Skoal’s combined retail share for the three months ended March 31, 2015 increased 0.5 share points to 51.2%, versus the prior-year period. Copenhagen’s retail share for the three months ended March 31, 2015 increased 1.0 share point, while Skoal’s retail share for the three months ended March 31, 2015 declined 0.5 share points.

Retail share for the smokeless products segment for the three months ended March 31, 2015 increased 0.2 share points to 54.9%, versus the prior-year period.

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

Operating Results
Ste. Michelle increased its net revenues and operating companies income for the three months ended March 31, 2015, due primarily to improved premium mix. Ste. Michelle expanded its operating companies income margin during the first quarter of 2015.
The following discussion compares wine segment results for the three months ended March 31, 2015, with the three months ended March 31, 2014.

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Net revenues	$134	$129
Operating companies income	$27	$22

The following table summarizes wine segment case shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
	2015	2014	Change
	(cases in thousands)
Chateau Ste. Michelle	551	573	(3.8)%
Columbia Crest	227	192	18.2%
14 Hands	381	386	(1.3)%
Other	553	552	0.2%
Total wine	1,712	1,703	0.5%

For the three months ended March 31, 2015, net revenues, which include excise taxes billed to customers, increased $5 million (3.9%), and operating companies income increased $5 million (22.7%). These increases were due primarily to improved premium mix.

For the three months ended March 31, 2015, Ste. Michelle’s reported wine shipment volume increased 0.5% as increased volume of Columbia Crest was mostly offset by declines in Chateau Ste. Michelle and 14 Hands.

Financial Review

Net Cash Provided by Operating Activities

During the first three months of 2015, net cash provided by operating activities was $2,498 million compared with $2,125 million during the first three months of 2014. This increase was due primarily to higher net revenues in the smokeable products segment and the timing of spending related to working capital requirements.

Altria Group, Inc. had a working capital deficit at March 31, 2015 and December 31, 2014. Altria Group, Inc.’s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.

Net Cash Provided by Investing Activities

During the first three months of 2015, net cash provided by investing activities was $99 million compared with $76 million during the first three months of 2014. This increase was due primarily to higher proceeds from asset sales in the financial services business during the first three months of 2015.

Cash Used in Financing Activities

During the first three months of 2015, cash used in financing activities was $2,244 million compared with $1,756 million during the first three months of 2014. This increase was due primarily to the following:

▪
debt tender offer completed during the first three months of 2015, which resulted in the repurchase of $793 million of senior unsecured long-term notes and a $226 million payment of premiums and fees, as more fully described in Note 8. Debt to the condensed consolidated financial statements in Item 1 (“Note 8”); and

▪	higher dividends paid during the first three months of 2015;
partially offset by:

▪	$525 million repayment of Altria Group, Inc. senior unsecured notes at scheduled maturity during the first three months of 2014; and

▪	higher share repurchases during the first three months of 2014.

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

At March 31, 2015, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook

Moody’s	P-2	Baa1	Stable
Standard & Poor’s	A-2	BBB+	Stable
Fitch Ratings Ltd.	F2	BBB+	Stable

Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. As of and for the three months ended March 31, 2015 and 2014, and as of December 31, 2014, Altria Group, Inc. had no short-term borrowings.

At March 31, 2015, Altria Group, Inc. had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires August 19, 2019, with an option, subject to certain conditions, for Altria Group, Inc. to extend the expiration date for an additional one-year period. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Standard & Poor’s and Moody’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at March 31, 2015 for borrowings under the Credit Agreement was 1.25%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At March 31, 2015, credit available to Altria Group, Inc. under the Credit Agreement was $3.0 billion.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At March 31, 2015, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.7 to 1.0 and 10.0 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.’s Form 10-Q for the period ended September 30, 2013 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.

Any commercial paper issued by Altria Group, Inc. and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 10. Condensed Consolidating Financial Information to the condensed consolidated financial statements in Item 1 (“Note 10”).

Financial Market Environment - Altria Group, Inc. believes it has adequate liquidity and access to financial resources to meet its anticipated obligations and ongoing business needs in the foreseeable future. Altria Group, Inc. continues to monitor the credit quality of its bank group and is not aware of any potential non-performing credit provider in that group. Altria Group, Inc. believes the lenders in its bank group will be willing and able to advance funds in accordance with their legal obligations. See the discussion below regarding access to debt capital markets in Cautionary Factors That May Affect Future Results for certain risk factors associated with the foregoing discussion.

Debt - At March 31, 2015 and December 31, 2014, Altria Group, Inc.’s total debt was $13.9 billion and $14.7 billion, respectively.

As discussed in Note 8, during the first quarter of 2015, Altria Group, Inc. completed a debt tender offer to purchase for cash $793 million aggregate principal amount of its senior unsecured 9.700% notes due 2018.
Guarantees and Other Similar Matters - As discussed in Note 9, Altria Group, Inc. and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at March 31, 2015. From time to time, subsidiaries of Altria Group, Inc. also issue lines of credit to affiliated entities. In addition, as discussed in Note 10, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.
Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation - As discussed previously and in Note 9, PM USA has entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. PM USA, Middleton, and USSTC were also subject to payment obligations imposed by the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”). The FETRA payment obligations expired after the third quarter of 2014. In addition, in June 2009, PM USA and USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements, FETRA and the FDA user fees are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.’s subsidiaries recorded approximately $1.1 billion of charges to cost of sales for each of the three months ended March 31, 2015 and 2014. The amount for the three months ended March 31, 2015 included a decrease in the charge to cost of sales of approximately $100 million, reflecting the expiration of the obligations imposed by FETRA after the third quarter of 2014.

In connection with the settlement of the NPM Adjustment disputes under the MSA for the years 2003-2012, the formula for allocating the revised NPM Adjustments applicable to the signatory states for 2013 and subsequent years among the tobacco product manufacturers that are original signatories to the MSA (“OPMs”) has been modified in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon future developments. For a detailed discussion of settlements of, and determinations made in connection with, disputes with certain states and territories related to the NPM Adjustment provision under the MSA for the years 2003-2012, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 9.

Based on current agreements, 2014 market share and historical annual industry volume decline rates, the estimated amounts that Altria Group, Inc.’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements and

FDA user fees approximate $4.6 billion in 2015 and each year thereafter. The decrease in these amounts compared with approximately $4.9 billion charged to cost of sales in 2014 reflects the expiration of obligations imposed by FETRA after the third quarter of 2014. These estimated amounts exclude the potential impact of the revised and streamlined NPM Adjustment provision applicable to signatory states for years after 2014 discussed above.

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

Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of March 31, 2015, PM USA had posted various forms of security totaling approximately $59 million, the majority of which have been collateralized with cash deposits. These cash deposits are included in other assets on the condensed consolidated balance sheet.

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

Leases - PMCC’s investment in leases is included in the line item finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014. At March 31, 2015, PMCC’s net finance receivables of approximately $1.4 billion in leveraged leases, which are included in finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheet, consisted of rents receivable ($2.4 billion) and the residual value of assets under lease ($0.8 billion), reduced by third-party nonrecourse debt ($1.4 billion) and unearned income ($0.4 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, of $1.4 billion at March 31, 2015, also included an allowance for losses.

Equity and Dividends

On January 28, 2015, Altria Group, Inc. granted an aggregate of 1.2 million shares of restricted stock units (also known as deferred stock) to eligible employees. Restrictions on 1.0 million and 0.2 million of these shares lapse in the first quarters of 2018 and 2020, respectively. The market value per share was $54.56 on the date of grant.

During the three months ended March 31, 2015, 1.6 million shares of restricted stock and restricted stock units vested. The total fair value of restricted stock and restricted stock units that vested during the three months ended March 31, 2015 was $84 million. The weighted-average grant date fair value per share of these awards was $28.51.

Dividends paid during the first three months of 2015 and 2014 were $1,026 million and $957 million, respectively, an increase of 7.2%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase programs discussed below. Altria Group, Inc. expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $2.08 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of Altria Group, Inc.’s Board of Directors (the “Board of Directors”).

In July 2014, the Board of Directors authorized a $1.0 billion share repurchase program (the “July 2014 share repurchase program”), which Altria Group, Inc. expects to complete by the end of 2015. At March 31, 2015, Altria Group, Inc. had approximately $326 million remaining in the July 2014 share repurchase program. For further discussion of Altria Group, Inc.’s share repurchase programs, see Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Item 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements and whether to invest in or remain invested in Altria Group, Inc.’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this Form 10-Q, particularly in the “Business Environment” sections preceding our discussion of the operating results of our subsidiaries’ businesses above. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.

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

As described in Tobacco Space - Business Environment above, PM USA faces significant governmental and private sector actions, including efforts aimed at reducing the incidence of tobacco use and efforts seeking to hold PM USA responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke. These actions, combined with the diminishing social acceptance of smoking, have resulted in reduced cigarette industry volume, and we expect that these factors will continue to reduce cigarette consumption levels.

Actions by the FDA and other federal, state or local governments or agencies, including those actions described in Tobacco Space - Business Environment, may impact the consumer acceptability of tobacco products, limit adult tobacco consumer choices, delay or prevent the launch of new or modified tobacco products or products with claims of reduced risk, restrict communications to adult tobacco consumers, restrict the ability to differentiate tobacco products, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing, labeling or packing requirements, require the recall or other removal of tobacco products from the marketplace (including as a result of product contamination), interrupt manufacturing or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments. Any one or more of these actions may have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.

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

The willingness of adult consumers to purchase premium consumer product brands depends in part on economic conditions. In periods of economic uncertainty, adult consumers may purchase more discount brands and/or, in the case of tobacco products, consider lower-priced tobacco products, which could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its subsidiaries. Our tobacco and wine subsidiaries work to broaden their brand portfolios to compete effectively with lower-priced products.

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

Altria Group, Inc.’s tobacco subsidiaries may be unsuccessful in developing and commercializing adjacent products or processes, including innovative tobacco products that may reduce the health risks associated with current tobacco products and that appeal to adult tobacco consumers, which may have an adverse effect on their ability to grow new revenue streams.

Altria Group, Inc. and its subsidiaries have growth strategies involving moves and potential moves into adjacent products or processes, including innovative tobacco products. Some innovative tobacco products may reduce the health risks associated with current tobacco products, while continuing to offer adult tobacco consumers (within and outside the United States) products that meet their taste expectations and evolving preferences. Examples include tobacco-containing and nicotine-containing products that reduce or eliminate exposure to cigarette smoke and/or constituents identified by public health authorities as harmful. These efforts may include arrangements with, or investments in, third parties. Our tobacco subsidiaries may not succeed in these efforts, which would have an adverse effect on the ability to grow new revenue streams.

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

Altria Group, Inc. from time to time considers acquisitions and may engage in confidential acquisition negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Although we seek to maintain or improve our credit ratings over time, it is possible that completing a given acquisition or other event could impact our credit ratings or the outlook for those ratings. Any such change in ratings or outlook may negatively affect the amount of credit available to us and may also increase our costs and adversely affect our earnings or our dividend rate. Furthermore, acquisition opportunities are limited, and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to acquire attractive businesses on favorable terms, that we will realize any of the anticipated benefits from an acquisition or that acquisitions will be quickly accretive to earnings.

Disruption and uncertainty in the debt capital markets could adversely affect Altria Group, Inc.’s access to the debt capital markets, earnings and dividend rate.

Access to the debt capital markets is important for us to satisfy our liquidity and financing needs. Disruption and uncertainty in the credit and debt capital markets and any resulting adverse impact on credit availability, pricing, credit terms or credit rating may negatively affect the amount of credit available to us and may also increase our costs and adversely affect our earnings or our dividend rate.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 9 for a discussion of legal proceedings pending against Altria Group, Inc. and its subsidiaries. See also Exhibits 99.1 and 99.2 to this Form 10-Q.

Item 1A. Risk Factors.
Information regarding Risk Factors appears under Cautionary Factors That May Affect Future Results in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q (“Item 2”) and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014 (“Form 10-K”). Other than as set forth in Item 2, there have been no material changes from the risk factors previously disclosed in our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors authorized a $1.0 billion share repurchase program in July 2014, which Altria Group, Inc. expects to complete by the end of 2015. The timing of share repurchases under the July 2014 share repurchase program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended March 31, 2015, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

January 1 - 31, 2015	1,150,227	$52.65	1,104,609	$460,257,793
February 1 - 28, 2015	1,585,270	$54.49	1,036,800	$403,674,022
March 1 - 31, 2015	1,546,020	$52.37	1,493,000	$325,609,900
For the Quarter Ended March 31, 2015	4,281,517	$53.23	3,634,409

(1)
The total number of shares purchased include (a) shares purchased under the July 2014 share repurchase program (which totaled 1,104,609 shares in January, 1,036,800 shares in February and 1,493,000 shares in March) and (b) shares withheld by Altria Group, Inc. in an amount equal to statutory withholding taxes for holders who vested in restricted stock and restricted stock units, and forfeitures of restricted stock for which consideration was paid in connection with termination of employment of certain employees (which totaled 45,618 shares in January, 548,470 in February and 53,020 shares in March).

Item 6. Exhibits.

10.1
Form of Restricted Stock Unit Agreement, dated as of January 28, 2015. Incorporated by reference to Exhibit 10.1 to Altria Group, Inc.’s Current Report on Form 8-K filed on January 30, 2015 (File No. 1-08940).

10.2	Time Sharing Termination Letter from Altria Client Services Inc. to David R. Beran, dated February 27, 2015.

10.3	Agreement and General Release between Altria Group, Inc. and David R. Beran, dated March 12, 2015.

12	Statements regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

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
ALTRIA GROUP, INC.

/s/ WILLIAM F. GIFFORD, JR.
William F. Gifford, Jr.
Executive Vice President and
Chief Financial Officer
April 23, 2015