Form 10-K/A
period 2014-12-31
ALTRIA GROUP, INC.
filed 2015-07-01
CIK 764180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-08940

ALTRIA GROUP, INC.

(Exact name of registrant as specified in its charter)

Virginia	13-3260245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6601 West Broad Street, Richmond, Virginia	23230
(Address of principal executive offices)	(Zip Code)

804-274-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.33 1⁄3 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes     ☑  No

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $83 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at February 13, 2015
Common Stock, $0.33 1⁄3 par value	1,969,316,914 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Altria Group, Inc. (the “Amendment”) amends Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, which Altria Group, Inc. filed with the Securities and Exchange Commission (“SEC”) on February 25, 2015 (the “Original Form 10-K”). Altria Group, Inc. is filing the Amendment to amend Item 15 to include the consolidated financial statements of its foreign equity investee, SABMiller plc (“SABMiller”), as of and for the years ended March 31, 2015, 2014 and 2013 (the “SABMiller Financial Statements”), as required by Rule 3-09 of SEC Regulation S-X (“Rule 3-09”). In accordance with Rule 3-09, the SABMiller Financial Statements as of and for the year ended March 31, 2013 were audited in accordance with auditing standards generally accepted in the United States of America. The SABMiller Financial Statements included in the Amendment were prepared and provided to Altria Group, Inc. by SABMiller.

Except as otherwise expressly noted, the Amendment does not modify or update in any way (i) the consolidated financial position, the results of operations or cash flows of Altria Group, Inc., or (ii) the disclosures in or exhibits to the Original Form 10-K; nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K and Altria Group, Inc.’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The SABMiller Financial Statements included in Exhibit 99.4 are incorporated by reference in response to the requirements of this Item 15(a).

(b) The following exhibits are filed as part of the Amendment:

23.1	Consent of Independent Accountants.

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4	SABMiller plc consolidated financial statements as of and for the years ended March 31, 2015, 2014 and 2013; and Independent Accountant’s Report as of and for the year ended March 31, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRIA GROUP, INC.

By:	/s/ WILLIAM F. GIFFORD, JR.
(William F. Gifford, Jr.
Executive Vice President and Chief Financial Officer)

Date: July 1, 2015

3