Form 10-Q
period 2015-06-30
ALTRIA GROUP, INC.
filed 2015-07-29
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
At July 20, 2015, there were 1,960,695,029 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$1,123	$3,321
Receivables	142	124
Inventories:
Leaf tobacco	865	991
Other raw materials	201	200
Work in process	367	429
Finished product	481	420
	1,914	2,040
Deferred income taxes	1,143	1,143
Other current assets	311	250
Total current assets	4,633	6,878
Property, plant and equipment, at cost	4,805	4,755
Less accumulated depreciation	2,814	2,772
	1,991	1,983
Goodwill	5,285	5,285
Other intangible assets, net	12,039	12,049
Investment in SABMiller	6,117	6,183
Finance assets, net	1,339	1,614
Other assets	465	483
Total Assets	$31,869	$34,475

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	June 30, 2015	December 31, 2014
Liabilities
Current portion of long-term debt	$1,003	$1,000
Accounts payable	290	416
Accrued liabilities:
Marketing	674	618
Employment costs	104	186
Settlement charges	2,206	3,500
Other	961	925
Dividends payable	1,023	1,028
Total current liabilities	6,261	7,673
Long-term debt	12,917	13,693
Deferred income taxes	6,011	6,088
Accrued pension costs	945	1,012
Accrued postretirement health care costs	2,451	2,461
Other liabilities	475	503
Total liabilities	29,060	31,430
Contingencies (Note 9)
Redeemable noncontrolling interest	36	35
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,768	5,735
Earnings reinvested in the business	26,698	26,277
Accumulated other comprehensive losses	(2,878)	(2,682)
Cost of repurchased stock (843,994,958 shares at June 30, 2015 and 834,486,794 shares at December 31, 2014)	(27,744)	(27,251)
Total stockholders’ equity attributable to Altria Group, Inc.	2,779	3,014
Noncontrolling interests	(6)	(4)
Total stockholders’ equity	2,773	3,010
Total Liabilities and Stockholders’ Equity	$31,869	$34,475
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Net revenues	$12,417	$11,773
Cost of sales	3,801	3,720
Excise taxes on products	3,270	3,194
Gross profit	5,346	4,859
Marketing, administration and research costs	1,253	1,158
Asset impairment and exit costs	4	(8)
Operating income	4,089	3,709
Interest and other debt expense, net	404	383
Loss on early extinguishment of debt	228	—
Earnings from equity investment in SABMiller	(359)	(425)
Earnings before income taxes	3,816	3,751
Provision for income taxes	1,349	1,314
Net earnings	2,467	2,437
Net earnings attributable to noncontrolling interests	(1)	—
Net earnings attributable to Altria Group, Inc.	$2,466	$2,437
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$1.25	$1.23
Dividends declared	$1.04	$0.96
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2015	2014
Net revenues	$6,613	$6,256
Cost of sales	2,004	1,968
Excise taxes on products	1,738	1,685
Gross profit	2,871	2,603
Marketing, administration and research costs	643	638
Asset impairment and exit costs	4	(10)
Operating income	2,224	1,975
Interest and other debt expense, net	195	230
Earnings from equity investment in SABMiller	(225)	(200)
Earnings before income taxes	2,254	1,945
Provision for income taxes	805	683
Net earnings	1,449	1,262
Net earnings attributable to noncontrolling interests	(1)	—
Net earnings attributable to Altria Group, Inc.	$1,448	$1,262
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$0.74	$0.64
Dividends declared	$0.52	$0.48
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Net earnings	$2,467	$2,437
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments	(1)	1
Benefit plans	81	49
SABMiller	(276)	99
Other comprehensive (losses) earnings, net of deferred income taxes	(196)	149

Comprehensive earnings	2,271	2,586
Comprehensive earnings attributable to noncontrolling interests	(1)	—
Comprehensive earnings attributable to Altria Group, Inc.	$2,270	$2,586
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,
	2015	2014
Net earnings	$1,449	$1,262
Other comprehensive earnings, net of deferred income taxes:
Currency translation adjustments	—	1
Benefit plans	39	24
SABMiller	28	64
Other comprehensive earnings, net of deferred income taxes	67	89

Comprehensive earnings	1,516	1,351
Comprehensive earnings attributable to noncontrolling interests	(1)	—
Comprehensive earnings attributable to Altria Group, Inc.	$1,515	$1,351

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Year Ended December 31, 2014 and
the Six Months Ended June 30, 2015
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2013	$935	$5,714	$25,168	$(1,378)	$(26,320)	$(1)	$4,118
Net earnings (losses) (1)	—	—	5,070	—	—	(3)	5,067
Other comprehensive losses, net of deferred income taxes	—	—	—	(1,304)	—	—	(1,304)
Stock award activity	—	21	—	—	8	—	29
Cash dividends declared ($2.00 per share)	—	—	(3,961)	—	—	—	(3,961)
Repurchases of common stock	—	—	—	—	(939)	—	(939)
Balances, December 31, 2014	935	5,735	26,277	(2,682)	(27,251)	(4)	3,010
Net earnings (losses) (1)	—	—	2,466	—	—	(2)	2,464
Other comprehensive losses, net of deferred income taxes	—	—	—	(196)	—	—	(196)
Stock award activity	—	33	—	—	(38)	—	(5)
Cash dividends declared ($1.04 per share)	—	—	(2,045)	—	—	—	(2,045)
Repurchases of common stock	—	—	—	—	(455)	—	(455)
Balances, June 30, 2015	$935	$5,768	$26,698	$(2,878)	$(27,744)	$(6)	$2,773

(1)
Net losses attributable to noncontrolling interests for the six months ended June 30, 2015 and for the year ended December 31, 2014 exclude net earnings of $3 million for each period, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section in the condensed consolidated balance sheets at June 30, 2015 and December 31, 2014.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash Provided by (Used in) Operating Activities
Net earnings	$2,467	$2,437
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	100	100
Deferred income tax provision (benefit)	28	(21)
Earnings from equity investment in SABMiller	(359)	(425)
Loss on early extinguishment of debt	228	—
Cash effects of changes, net of the effects from acquisition of Green Smoke:
Receivables, net	19	12
Inventories	105	38
Accounts payable	(154)	(121)
Income taxes	(153)	(5)
Accrued liabilities and other current assets	74	12
Accrued settlement charges	(1,294)	(1,347)
Pension plan contributions	(9)	(8)
Pension provisions and postretirement, net	55	15
Other	140	72
Net cash provided by operating activities	1,247	759
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash Provided by (Used in) Investing Activities
Capital expenditures	$(99)	$(60)
Acquisition of Green Smoke, net of acquired cash	—	(93)
Proceeds from finance assets	185	189
Other	1	66
Net cash provided by investing activities	87	102
Cash Used in Financing Activities
Long-term debt repaid	(793)	(525)
Repurchases of common stock	(455)	(404)
Dividends paid on common stock	(2,050)	(1,912)
Premiums and fees related to early extinguishment of debt	(226)	—
Other	(8)	(2)
Cash used in financing activities	(3,532)	(2,843)
Cash and cash equivalents:
Decrease	(2,198)	(1,982)
Balance at beginning of period	3,321	3,175
Balance at end of period	$1,123	$1,193
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At June 30, 2015, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged predominantly in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services Inc., which provides various support services, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At June 30, 2015, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At June 30, 2015, Altria Group, Inc. also held approximately 27% of the economic and voting interest of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends.

Share Repurchases

Altria Group, Inc.’s share repurchase activity was as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except per share data)
Total number of shares repurchased	8.8	10.8	5.2	3.3
Aggregate cost of shares repurchased	$455	$404	$263	$132
Average price per share of shares repurchased	$51.63	$37.40	$50.64	$40.72

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

In July 2014, the Board of Directors authorized a $1.0 billion share repurchase program (the “July 2014 share repurchase program”). At June 30, 2015, Altria Group, Inc. had approximately $63 million remaining in the July 2014 share repurchase program. In July 2015, Altria Group, Inc. completed the July 2014 share repurchase program, under which it repurchased a total of 20.4 million shares of its common stock at an average price of $48.90 per share. In July 2015, the Board of Directors authorized a new $1.0 billion share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Basis of Presentation

The interim condensed consolidated financial statements of Altria Group, Inc. are unaudited. It is the opinion of Altria Group, Inc.’s management that all adjustments necessary for a fair statement of the interim results presented have been reflected in the interim condensed consolidated financial statements. All such adjustments were of a normal recurring

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

nature. Net revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Service cost	$43	$34	$22	$17
Interest cost	168	172	84	86
Expected return on plan assets	(270)	(260)	(135)	(130)
Amortization:
Net loss	117	75	58	37
Prior service cost	4	5	2	2
Net periodic pension cost	$62	$26	$31	$12

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employer Contributions

Altria Group, Inc. makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. Employer contributions of $9 million were made to Altria Group, Inc.’s pension plans during the six months ended June 30, 2015. Currently, Altria Group, Inc. anticipates making additional employer contributions to its pension plans during the remainder of 2015 of approximately $10 million to $40 million, based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Service cost	$9	$8	$5	$4
Interest cost	51	54	25	27
Amortization:
Net loss	23	14	11	7
Prior service credit	(20)	(21)	(10)	(10)
Net postretirement health care costs	$63	$55	$31	$28

Note 4. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net earnings attributable to Altria Group, Inc.	$2,466	$2,437	$1,448	$1,262
Less: Distributed and undistributed earnings attributable to unvested restricted shares and restricted stock units (also known as deferred stock)	(5)	(6)	(3)	(3)
Earnings for basic and diluted EPS	$2,461	$2,431	$1,445	$1,259

Weighted-average shares for basic and diluted EPS	1,964	1,983	1,962	1,980

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

	For the Six Months Ended June 30, 2015
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2014	$(2)	$(2,040)	$(640)		$(2,682)

Other comprehensive losses before reclassifications	(1)	—	(434)		(435)
Deferred income taxes	—	—	151		151
Other comprehensive losses before reclassifications, net of deferred income taxes	(1)	—	(283)		(284)

Amounts reclassified to net earnings	—	134	9		143
Deferred income taxes	—	(53)	(2)		(55)
Amounts reclassified to net earnings, net of deferred income taxes	—	81	7		88

Other comprehensive (losses) earnings, net of deferred income taxes	(1)	81	(276)	(1)	(196)

Balances, June 30, 2015	$(3)	$(1,959)	$(916)		$(2,878)

	For the Three Months Ended June 30, 2015
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, March 31, 2015	$(3)	$(1,998)	$(944)		$(2,945)

Other comprehensive earnings before reclassifications	—	—	37		37
Deferred income taxes	—	—	(13)		(13)
Other comprehensive earnings before reclassifications, net of deferred income taxes	—	—	24		24

Amounts reclassified to net earnings	—	66	5		71
Deferred income taxes	—	(27)	(1)		(28)
Amounts reclassified to net earnings, net of deferred income taxes	—	39	4		43

Other comprehensive earnings, net of deferred income taxes	—	39	28	(1)	67

Balances, June 30, 2015	$(3)	$(1,959)	$(916)		$(2,878)

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
(1) For the six and three months ended June 30, 2015 and 2014, Altria Group, Inc.’s proportionate share of SABMiller’s other comprehensive earnings/losses consisted primarily of currency translation adjustments.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Benefit Plans: (1)
Net loss	$150	$96	$74	$47
Prior service cost/credit	(16)	(16)	(8)	(8)
	134	80	66	39

SABMiller (2)	9	3	5	—

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$143	$83	$71	$39

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net revenues:
Smokeable products	$11,195	$10,569	$5,974	$5,611
Smokeless products	911	879	481	464
Wine	295	275	161	146
All other	16	50	(3)	35
Net revenues	$12,417	$11,773	$6,613	$6,256
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$3,710	$3,320	$2,024	$1,789
Smokeless products	544	524	293	285
Wine	62	50	35	28
All other	(104)	(54)	(63)	(53)
Amortization of intangibles	(10)	(10)	(5)	(5)
General corporate expenses	(113)	(121)	(60)	(69)
Operating income	4,089	3,709	2,224	1,975
Interest and other debt expense, net	(404)	(383)	(195)	(230)
Loss on early extinguishment of debt	(228)	—	—	—
Earnings from equity investment in SABMiller	359	425	225	200
Earnings before income taxes	$3,816	$3,751	$2,254	$1,945

The comparability of operating companies income for the reportable segments was affected by the following:

Non-Participating Manufacturer (“NPM”) Adjustment Items - For the six and three months ended June 30, 2014, pre-tax income for NPM adjustment items was recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Six Months Ended June 30,	For the Three Months Ended June 30,
	2014	2014
	(in millions)
Smokeable products segment	$43	$43
Interest and other debt expense, net	47	(17)
Total	$90	$26
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Tobacco and Health Litigation Items - For the six and three months ended June 30, 2015 and 2014, pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Smokeable products segment	$48	$19	$5	$16
General corporate	—	15	—	15
Interest and other debt expense, net	—	1	—	—
Total	$48	$35	$5	$31
During the first quarter of 2015, PM USA and certain other cigarette manufacturers reached a tentative agreement to resolve approximately 415 pending federal Engle progeny cases. As a result of the tentative agreement, during the first quarter of 2015, PM USA recorded a pre-tax provision of approximately $43 million in marketing, administration and research costs. For further discussion, see Smoking and Health Litigation - Tentative Agreement to Resolve Federal Engle Progeny Cases in Note 9. Contingencies.
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

At June 30, 2015, finance assets, net, of $1,339 million were comprised of investments in finance leases of $1,381 million, reduced by the allowance for losses of $42 million. At December 31, 2014, finance assets, net, of $1,614 million were comprised of investments in finance leases of $1,656 million, reduced by the allowance for losses of $42 million.

During the second quarter of 2015, as a result of the commencement of marketing efforts to sell certain aircraft within PMCC’s portfolio, PMCC determined that the estimated unguaranteed residual values on these aircraft should be reduced by $35 million. This decrease in unguaranteed residual values resulted in a reduction to PMCC’s net revenues of $29 million in the second quarter of 2015. There were no such adjustments for the six months ended June 30, 2014.

PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. During the six months ended June 30, 2014, PMCC determined that its allowance for losses exceeded the amount required based on management’s assessment of the credit quality and size of PMCC’s leasing portfolio. As a result, for the six months ended June 30, 2014, PMCC reduced its allowance for losses by $10 million. This decrease to the allowance for losses was recorded as a reduction to marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statement of earnings. PMCC believes that, as of June 30, 2015, the allowance for losses of $42 million was adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may increase or decrease its allowance for losses if such conditions change in the future.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The activity in the allowance for losses on finance assets for the six months ended June 30, 2015 and 2014 was as follows:

	For the Six Months Ended June 30,
	2015	2014
	(in millions)
Balance at beginning of the year	$42	$52
Decrease to allowance	—	(10)
Balance at June 30	$42	$42

All PMCC lessees were current on their lease payment obligations as of June 30, 2015.
The credit quality of PMCC’s investments in finance leases as assigned by Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”) at June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
	(in millions)
Credit Rating by Standard & Poor’s/Moody’s:
“AAA/Aaa” to “A-/A3”	$261	$417
“BBB+/Baa1” to “BBB-/Baa3”	725	833
“BB+/Ba1” and Lower	395	406
Total	$1,381	$1,656

Note 8. Debt:

At June 30, 2015 and December 31, 2014, Altria Group, Inc. had no short-term borrowings.

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
Altria Group, Inc.’s estimate of the fair value of its debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.’s total long-term debt at June 30, 2015 and December 31, 2014, was $15.4 billion and $17.0 billion, respectively, as compared with its carrying value of $13.9 billion and $14.7 billion, respectively.

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

Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 47 states and Puerto Rico limit the dollar amount of bonds or require no bond at all. As discussed below, however, tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. Although Altria Group, Inc. cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of July 24, 2015, July 18, 2014 and July 22, 2013.

Type of Case	Number of Cases Pending as of July 24, 2015	Number of Cases Pending as of July 18, 2014	Number of Cases Pending as of July 22, 2013
Individual Smoking and Health Cases (1)	65	67	73
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	5	5	6
Health Care Cost Recovery Actions (3)	1	1	1
“Lights/Ultra Lights” Class Actions	12	14	15

(1) Does not include 2,545 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allow class members to file individual lawsuits seeking compensatory damages, but prohibit them from seeking punitive damages. Also, does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (discussed below in Smoking and Health Litigation - Engle Class Action).
(2) Includes as one case the 600 civil actions (of which 346 were actions against PM USA) that were to be tried in a single proceeding in West Virginia (In re: Tobacco Litigation). The West Virginia Supreme Court of Appeals has ruled that the United States Constitution did not preclude a trial in two phases in this case. Issues related to defendants’ conduct and whether punitive damages are permissible were tried in the first phase. Trial in the first phase of this case began in April 2013. In May 2013, the jury returned a verdict in favor of defendants on the claims for design defect, negligence, failure to warn, breach of warranty, and concealment and declined to find that the defendants’ conduct warranted punitive damages. Plaintiffs prevailed on their claim that ventilated filter cigarettes should have included use instructions for the period 1964 - 1969. The second phase will consist of trials to determine liability and compensatory damages. In November 2013, plaintiffs filed their notice of appeal to the West Virginia Supreme Court of Appeals. In November 2014, the West Virginia Supreme Court of Appeals affirmed the final judgment and, in January 2015, denied plaintiffs’ petition for rehearing. In April 2015, plaintiffs filed a petition for writ of certiorari with the United States Supreme Court, which the Supreme Court denied on June 8, 2015. On July 13, 2015, the trial court entered an order that will result in the entry of final judgment in favor of defendants and against all but 30 plaintiffs who potentially have a claim against one or more defendants that may be pursued in a second phase of trial. The court intends to try the claims of these 30 plaintiffs in six consolidated trials, each with a group of five plaintiffs. The first trial is set to begin June 13, 2016, and the second on December 4, 2016. Dates for the four remaining consolidated trials have not been scheduled.
(3) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

International Tobacco-Related Cases

As of July 24, 2015, PM USA is a named defendant in ten health care cost recovery actions in Canada, eight of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.

Tobacco-Related Cases Set for Trial

As of July 24, 2015, 16 Engle progeny cases, one “Lights/Ultra Lights” class action and two individual smoking and health cases against PM USA are set for trial in 2015. Cases against other companies in the tobacco industry are also scheduled for trial in 2015. Trial dates are subject to change.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Of the 18 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 15 have reached final resolution. A verdict against defendants in one health care cost recovery case (Blue Cross/Blue Shield) was reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006, but plaintiff is seeking to reinstate the verdict, which an intermediate appellate court ordered in April 2014. PM USA filed a petition for leave to appeal, which automatically stayed the April 2014 order. In September 2014, the Illinois Supreme Court granted PM USA’s motion for leave to appeal. Oral argument occurred on May 19, 2015. See “Lights/Ultra Lights” Cases - The Price Case below for a discussion of developments in Price.

As of July 24, 2015, 81 state and federal Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision as follows: 43 verdicts were returned in favor of plaintiffs; 36 verdicts were returned in favor of PM USA; and two verdicts that were initially returned in favor of plaintiffs were reversed on appeal and remain pending. See Smoking and Health Litigation - Engle Progeny Trial Court Results below for a discussion of these verdicts.

Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation)

After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments (and related costs and fees) totaling approximately $276 million and interest totaling approximately $144 million as of July 24, 2015. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $19 million and interest totaling approximately $3 million.

The changes in Altria Group, Inc.’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Accrued liability for tobacco and health litigation items at beginning of period	$39	$3	$77	$7
Pre-tax charges for:
Tobacco and health judgments	5	3	5	—
Related interest costs	—	1	—	—
Tentative agreement to resolve federal Engle progeny cases	43	—	—	—
Implementation of corrective communications remedy pursuant to the federal government’s lawsuit	—	31	—	31
Payments	(10)	(4)	(5)	(4)
Accrued liability for tobacco and health litigation items at end of period	$77	$34	$77	$34

The accrued liability for tobacco and health litigation items, including related interest costs, was included in liabilities on Altria Group, Inc.’s condensed consolidated balance sheets. Pre-tax charges for tobacco and health judgments, the tentative agreement to resolve federal Engle progeny cases (discussed below under “Tentative Agreement to Resolve Federal Engle Progeny Cases”) and corrective communications were included in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net on Altria Group, Inc.’s condensed consolidated statements of earnings.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Security for Judgments

To obtain stays of judgments pending current appeals, as of June 30, 2015, PM USA has posted various forms of security totaling approximately $64 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheet.

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

Non-Engle Progeny Litigation

Summarized below are the non-Engle progeny smoking and health cases pending during 2015 in which verdicts were returned in favor of plaintiffs and against PM USA. Charts listing the verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.

Schwarz: In March 2002, an Oregon jury awarded $168,500 in compensatory damages and $150 million in punitive damages against PM USA. In May 2002, the trial court reduced the punitive damages award to $100 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the court of appeals’ decision reversing and remanding the case for a new trial on punitive damages. In June 2010, the Oregon Supreme Court affirmed the court of appeals’ decision and remanded the case to the trial court for a new trial limited to the question of punitive damages. In December 2010, the Oregon Supreme Court reaffirmed its earlier ruling and awarded PM USA approximately $500,000 in costs. In March 2011, PM USA filed a claim against the plaintiff for its costs and disbursements on appeal, plus interest. Trial on the amount of punitive damages began in January 2012. In February 2012, the jury awarded plaintiff $25 million in punitive damages. In September 2012, PM USA filed a notice of appeal from the trial court’s judgment with the Oregon Court of Appeals. On July 15, 2015, the Oregon Court of Appeals affirmed the judgment in favor of plaintiff.

Federal Government’s Lawsuit: See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below for a discussion of the verdict and post-trial developments in the United States of America healthcare cost recovery case.

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

In August 2006, PM USA sought rehearing from the Florida Supreme Court on parts of its July 2006 opinion, including the ruling (described above) that certain jury findings have res judicata effect in subsequent individual trials timely brought by Engle class members. The rehearing motion also asked, among other things, that legal errors that were raised but not expressly ruled upon in the Florida Third District Court of Appeal or in the Florida Supreme Court now be addressed. Plaintiffs also filed a motion for rehearing in August 2006 seeking clarification of the applicability of the statute of limitations to non-members of the decertified class. In December 2006, the Florida Supreme Court refused to revise its July 2006 ruling, except that it revised the set of Phase I findings entitled to res judicata effect by excluding finding (v) listed above (relating to agreement to misrepresent information), and added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations of fact made by defendants. In January 2007, the Florida Supreme Court issued the mandate from its revised opinion. Defendants then filed a motion with the Florida Third District Court of Appeal requesting that the court address legal errors that were previously raised by defendants but have not yet been addressed either by the Florida Third District Court of Appeal or by the Florida Supreme Court. In February 2007, the Florida Third District Court of Appeal denied defendants’ motion. In May 2007, defendants’ motion for a partial stay of the mandate pending the completion of appellate review was denied by the Florida Third District Court of Appeal. In May 2007, defendants filed a petition for writ of certiorari with the United States Supreme Court, which the United States Supreme Court denied later in 2007.

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

Engle Progeny Cases

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s Engle decision, expired in January 2008. As of July 24, 2015, approximately 3,125 state court cases were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 4,100 state court plaintiffs.  Furthermore, as of July 24, 2015, approximately 425 cases were pending against PM USA in federal district court asserting individual claims by or on behalf of a similar number of federal court plaintiffs. Most of these federal cases are pending in the U.S. District Court for the Middle District of Florida. Moreover, most of these federal cases are subject to resolution pursuant to the agreement described below under Tentative Agreement to Resolve Federal Engle Progeny Cases. Because of a number of factors, including, but not limited to, docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates.

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

Tentative Agreement to Resolve Federal Engle Progeny Cases

In February 2015, PM USA, R.J. Reynolds Tobacco Company (“R.J. Reynolds”) and Lorillard Tobacco Company (“Lorillard”) reached a tentative agreement to resolve approximately 415 pending federal Engle progeny cases (the “Federal Engle Agreement”). Under the terms of the Federal Engle Agreement, PM USA paid into escrow approximately $43 million in March 2015, which was included in other current assets on Altria Group, Inc.’s condensed consolidated balance sheet at June 30, 2015. PM USA recorded a pre-tax provision of approximately $43 million in the first quarter of 2015. Federal cases that were in trial as of February 25, 2015 and those that have previously reached final verdict are not included in the Federal Engle Agreement. Engle progeny lawsuits pending in Florida state courts are also not part of the Federal Engle Agreement. The Federal Engle Agreement is conditioned on approval by all federal court plaintiffs in the cases resolved by the Federal Engle Agreement or as the parties otherwise agree. In February 2015, the U.S. District Court for the Middle District of Florida issued an order staying all upcoming federal trials pending final approval of the Federal Engle Agreement and, on May 11, 2015, approved the plaintiffs’ proposed plan for distribution among the plaintiffs of the amount in escrow.

Engle Progeny Trial Results

As of July 24, 2015, 81 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Forty-three verdicts were returned in favor of plaintiffs and two verdicts (Graham and Skolnick) that were initially returned in favor of plaintiffs were reversed on appeal and remain pending.

Thirty-six verdicts were returned in favor of PM USA, of which 27 were state cases (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Russo (formerly Frazier), C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious, Szymanski, Hancock, D. Cohen, LaMotte, J. Campbell, Dombey, Haldeman, Blasco, Gonzalez, Banks, Surico, Baum, Bishop, Vila and McMannis) and 9 were federal cases (Gollihue, McCray, Denton, Wilder, Jacobson, Reider, Davis, Starbuck and Sowers). In addition, there have been a number of mistrials, only some of which have resulted in new trials as of July 24, 2015. The juries in the Reider and Banks cases returned zero damages verdicts in favor of PM USA. The juries in the Weingart and Hancock cases returned verdicts against PM USA awarding no damages, but the trial court in each case granted an additur. In the Russo case (formerly Frazier), however, the Florida Third District Court of Appeal reversed the judgment in defendants’ favor in April 2012 and remanded the case for a new trial. Defendants sought review of the case in the Florida Supreme Court, which was granted in September 2013. In April 2015, the Florida Supreme Court affirmed the reversal, rejecting defendants’ argument that the statute of repose applies to fraud and conspiracy claims in Engle progeny cases, and defendants moved for a rehearing in the Florida Supreme Court. In the trial court, the case was retried and, on April 23, 2015, the jury returned a verdict in favor of defendants.

The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs (including Hancock, where the verdict originally was returned in favor of PM USA). The first chart lists such cases that are pending as of July 24, 2015; the second chart lists such cases that were pending within the previous 12 months, but that are now concluded.

Currently-Pending Cases
___________________________________________________________________________________________________
Plaintiff: Merino
Date:     July 2015

Verdict:
On July 23, 2015, a Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA awarding $8 million in compensatory damages and $6.5 million in punitive damages. ___________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Plaintiff: McCoy
Date:     July 2015

Verdict:
On July 17, 2015, a Broward County jury returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds and Lorillard awarding $1.5 million in compensatory damages (to be divided among the defendants) and $3 million in punitive damages against each defendant. ___________________________________________________________________________________________________
Plaintiff: M. Brown
Date:     May 2015

Verdict:
On May 1, 2015, a Duval County jury returned a verdict in favor of plaintiff and against PM USA in a partial retrial. In 2013, a jury returned a partial verdict against PM USA, but was deadlocked as to (i) the amount of compensatory damages, (ii) whether punitive damages should be awarded and, if so, (iii) the amount of punitive damages. In the partial retrial, the jury was asked to address these issues. On May 1, 2015, the jury awarded $6.375 million in compensatory damages, but did not award any punitive damages.

Post-Trial Developments:
On May 5, 2015, the trial court entered final judgment in favor of plaintiff and, on May 7, 2015, PM USA posted a bond in the amount of $5 million. On May 18, 2015, PM USA filed post-trial motions, including a motion to set aside the verdict and for a new trial. On May 19, 2015, PM USA filed a notice of appeal to the Florida First District Court of Appeal. On June 2, 2015, the Florida First District Court of Appeal stayed the appeal until the trial court disposes of the post-trial motions.
___________________________________________________________________________________________________
Plaintiff: Gore
Date:     March 2015

Verdict:
An Indian River County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $2 million in compensatory damages and allocating 23% of the fault to PM USA (an amount of $460,000).

Post-Trial Developments:
In April 2015, defendants filed post-trial motions, including motions to set aside the verdict and for a new trial.
____________________________________________________________________________________________________
Plaintiff: Pollari
Date:     March 2015

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $10 million in compensatory damages (to be divided equally between the defendants) and $1.5 million in punitive damages against each defendant.

Post-Trial Developments:
In April 2015, PM USA filed post-trial motions, including motions to set aside the verdict and for a new trial.
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

Post-Trial Developments:
In April 2015, PM USA and R.J. Reynolds filed a motion for judgment in defendants’ favor in accordance with the Eleventh Circuit’s decision in Graham. On June 4, 2015, the trial court stayed the case pending the Eleventh Circuit’s final disposition

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

in the Graham case, discussed below.
____________________________________________________________________________________________________
Plaintiff: Caprio
Date:     February 2015

Verdict:
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

Post-Trial Developments:
In March 2015, PM USA filed post-trial motions, including motions to set aside the partial verdict and for a new trial, which the court denied on May 7, 2015. On May 26, 2015, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal.
____________________________________________________________________________________________________
Plaintiff: McKeever
Date:     February 2015

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA awarding approximately $5.8 million in compensatory damages and allocating 60% of the fault to PM USA. The jury also awarded plaintiff approximately $11.63 million in punitive damages. However, the jury found in favor of PM USA on the statute of repose defense to plaintiff’s intentional tort and punitive damages claims.

Post-Trial Developments:
In March 2015, PM USA filed various post-trial motions, including motions to set aside the verdict and motions for a new trial. In April 2015, the trial court entered final judgment ignoring the jury’s finding on the statute of repose defense and awarded plaintiff the full amount of compensatory and punitive damage for a total of $17.4 million. On June 5, 2015, the trial court denied PM USA’s post-trial motions and, on June 17, 2015, PM USA posted a bond in the amount of $5 million. PM USA filed a notice of appeal to the Florida Fourth District Court of Appeal on June 25, 2015.
___________________________________________________________________________________________________
Plaintiff: D. Brown
Date:     January 2015

Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict against PM USA awarding plaintiff approximately $8.3 million in compensatory damages and $9 million in punitive damages.

Post-Trial Developments:
In February 2015, the trial court entered final judgment. In March 2015, PM USA filed various post-trial motions, including motions to alter or amend the judgment and for a new trial or, in the alternative, remittitur of the damages awards, all of which the court denied on June 18, 2015. On July 15, 2015, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit.
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

Post-Trial Developments:
In December 2014, defendants filed various post-trial motions, including motions to set aside the verdict and motions for a

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

new trial, which the the court denied on July 21, 2015.
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

Post-Trial Developments:
In November 2014, PM USA filed various post-trial motions and, in January 2015, the court denied PM USA’s motions for a new trial and for remittitur, but agreed to reduce the compensatory damages award by the jury’s assessment of comparative fault. In February 2015, defendants filed a notice of appeal to the Florida Second District Court of Appeal and PM USA posted a bond in the amount of $3.98 million.
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

Post-Trial Developments:
The trial court entered final judgment awarding plaintiff $15.8 million in compensatory damages and $25.3 million in punitive damages. In December 2014, defendants filed various post-trial motions, including a renewed motion for judgment or for a new trial. Plaintiff agreed to waive the bond for the appeal. On May 18, 2015, the trial court deferred further briefing on the post-trial motions pending the Eleventh Circuit’s final disposition in the Graham and Searcy cases, discussed below.
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

Post-Trial Developments:
The court entered final judgment against PM USA in September 2014. In October 2014, plaintiff agreed to waive bond for appeal. Also in October 2014, PM USA filed a motion for a new trial or, in the alternative, remittitur of the jury’s damages awards. On April 23, 2015, the trial court granted PM USA’s post-verdict motion in part and vacated the punitive damages award. With respect to the compensatory damages award, the court stayed the judgment pending the Eleventh Circuit’s final disposition in the Graham case, discussed below. On May 21, 2015, plaintiff filed a motion for reconsideration of the order on the post-verdict motion.
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

Post-Trial Developments:
Defendants filed motions for a defense verdict because the jury’s findings indicated that plaintiff was not a member of the Engle class. In December 2014, the court entered final judgment in favor of plaintiff and, in January 2015, defendants filed a renewed motion for judgment as a matter of law or, in the alternative, a motion for a new trial. Defendants also filed a motion to alter or amend the final judgment. On April 30, 2015, the trial court stayed the post-trial proceedings pending the Eleventh Circuit’s final disposition in the Graham case, discussed below.
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

Post-Trial Developments:
The court entered final judgment against PM USA in July 2014. In August 2014, PM USA filed a motion to amend the judgment to reduce plaintiff’s damages by the amount paid by collateral sources, which the court denied in September 2014. In October 2014, PM USA posted a bond in the amount of $640,543 and filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. On May 12, 2015, the Eleventh Circuit stayed the appeal pending final disposition in the Graham case, discussed below.

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

Post-Trial Developments:
In February 2014, defendants filed post-trial motions, including motions to set aside the verdict and for a new trial. In April 2014, the court denied defendants’ motions and entered final judgment against defendants. In April 2014, defendants filed a notice of appeal to the Florida Fifth District Court of Appeal. In May 2014, PM USA posted a bond in the amount of $2.5 million. On June 30, 2015, the Fifth District Court of Appeal affirmed without opinion the trial court’s judgment in favor of plaintiff.
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

Post-Trial Developments:
In June 2013, defendants and plaintiff filed post-trial motions. The court entered final judgment against defendants in July 2013. In November 2013, the trial court denied plaintiff’s post-trial motion and, in December 2013, denied defendants’ post-trial motions. Defendants filed a notice of appeal to the Florida Fourth District Court of Appeal, and plaintiffs cross-appealed in December 2013. Also in December 2013, PM USA posted a bond in the amount of $766,500. On July 15, 2015, the District Court of Appeal reversed the compensatory damages award and ordered judgment in favor of defendants on the strict liability and negligence claims, but remanded plaintiff’s conspiracy and concealment claims for a new trial.
____________________________________________________________________________________________________
Plaintiff: Starr-Blundell
Date:    June 2013

Verdict:
A Duval County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded plaintiff $500,000 in compensatory damages and allocated 10% of the fault to each defendant (an amount of $50,000).

Post-Trial Developments:
In June 2013, the defendants filed a motion to set aside the verdict and to enter judgment in accordance with their motion for directed verdict or, in the alternative, for a new trial, which was denied in October 2013. In November 2013, final judgment was entered in favor of plaintiff affirming the compensatory damages award. In December 2013, plaintiff filed a notice of appeal to the Florida First District Court of Appeal. Plaintiff agreed to waive the bond for the appeal. On May 29, 2015, the Florida First District Court of Appeal affirmed the final judgment. On June 29, 2015, plaintiffs filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. On July 7, 2015, the Florida Supreme Court stayed the case pending the outcome of Soffer, discussed below.
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

Post-Trial Developments:
In June 2013, defendants filed several post-trial motions, including motions for judgment as a matter of law and for a new trial, which the trial court denied in September 2013. In October 2013, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit arguing that Engle progeny plaintiffs’ product liability claims are impliedly preempted by federal law, and PM USA posted a bond in the amount of $277,750. In April 2015, the U.S. Court of Appeals for the Eleventh Circuit found in favor of defendants on the basis of federal preemption, and reversed the trial court’s denial of judgment as a matter of law. On April 28, 2015, plaintiffs filed a petition for rehearing en banc or panel rehearing.
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

Post-Trial Developments:
In December 2012, defendants filed several post-trial motions, including motions for a new trial and to set aside the verdict. In March 2013, the trial court denied all motions and entered final judgment against PM USA and Liggett Group refusing to reduce the compensatory damages award by plaintiff’s comparative fault and holding PM USA and Liggett Group jointly and severally liable for $5.5 million. In April 2013, defendants filed a notice of appeal to the Florida First District Court of Appeal, and PM USA posted a bond in the amount of $2.5 million. In July 2014, the Florida First District Court of Appeal affirmed the judgment, but certified to the Florida Supreme Court the issue of the statute of repose, which was before the court in Hess. In August 2014, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In September 2014, the Florida Supreme Court stayed the case pending the outcome of Hess. In April 2015, the Florida Supreme Court rejected the statute of repose defense in Hess and PM USA moved for a rehearing.

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

Post-Trial Developments:
In August 2012, defendants moved to set aside the verdict and to enter judgment in accordance with their motion for directed verdict. Defendants also moved to reduce damages, which motion the court granted. The trial court granted defendants’ motion to set off the damages award by the amount of economic damages paid by third parties, which will reduce further any final award. In October 2012, the trial court entered final judgment. PM USA’s portion of the damages was approximately $700. In November 2012, both sides filed notices of appeal to the Florida Fourth District Court of Appeal. In April 2015, the Florida Fourth District Court of Appeal affirmed the trial court’s verdict. On May 6, 2015, plaintiff filed a motion for rehearing and for a written opinion and rehearing en banc, which the Court of Appeal denied on June 25, 2015.
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Post-Trial Developments:
The trial court entered final judgment in March 2012. In April 2012, PM USA posted a bond in an amount of approximately $1.25 million. In May 2012, defendants filed a notice of appeal to the Florida Second District Court of Appeal. In October 2013, the Second District Court of Appeal affirmed the judgment. In November 2013, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In June 2014, the Florida Supreme Court stayed the case pending the outcome of Russo (presenting the same statute of repose issue as Hess). In April 2015, the Florida Supreme Court rejected the statute of repose defense in the Hess and Russo cases and defendants moved for a rehearing. Additionally, in April 2015, the Florida Supreme Court stayed the case pending the outcome of Soffer (presenting the issue of whether Engle progeny plaintiffs may seek punitive damages on their negligence and strict liability claims).

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

Post-Trial Developments:
In August 2010, the trial court entered final judgment, and PM USA filed its notice of appeal and posted a $5 million bond. In November 2012, the Florida Fourth District Court of Appeal reversed the punitive damages award and remanded the case for a new trial on plaintiff’s conspiracy claim. Upon retrial, if the jury finds in plaintiff’s favor on that claim, the original $16.2 million punitive damages award will be reinstated. PM USA filed a motion for rehearing, which was denied in January 2013. In January 2013, plaintiff and defendant each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In June 2013, the Florida Supreme Court stayed the appeal pending the outcome of Hess. In April 2015, the Florida Supreme Court rejected the statute of repose defense in Hess and PM USA moved for a rehearing.
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

Post-Trial Developments:
In August 2010, the trial court entered final judgment. PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and, in November 2010, posted a $1.6 million bond. In June 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings, holding that the trial court erred in (1) not reducing the compensatory damages award as excessive and (2) not instructing the jury on the statute of repose in connection with

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

plaintiff’s conspiracy claim that resulted in the $2.5 million punitive damages award. In July 2013, plaintiff filed a motion for rehearing, which the Fourth District Court of Appeal denied in August 2013. In September 2013, both parties filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court. In December 2013, the Florida Supreme Court stayed the appeal pending the outcome of the Hess case. In April 2015, the Florida Supreme Court rejected the statute of repose defense in Hess and PM USA moved for a rehearing.
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

Post-Trial Developments:
In July 2010, the trial court entered final judgment and, in August 2010, PM USA filed its notice of appeal. In October 2010, PM USA posted a $2.5 million bond. In September 2012, the Florida Fourth District Court of Appeal affirmed the compensatory damages award but reversed and remanded the punitive damages verdict. The Fourth District returned the case to the trial court for a new jury trial on plaintiff’s fraudulent concealment claim. If the jury finds in plaintiff’s favor on that claim, the $10 million punitive damages award against each defendant will be reinstated. In January 2013, plaintiff and defendants each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In February 2013, the Fourth District granted defendants’ motion to stay the mandate. In March 2013, plaintiff filed a motion for review of the stay order with the Florida Supreme Court, which was denied in April 2013. In June 2013, plaintiff moved to consolidate with Hess and Kayton, which defendants did not oppose, but in October 2013, plaintiff withdrew the motion for consolidation. In February 2014, the Florida Supreme Court stayed the appeal pending the outcome of the Hess case. In April 2015, the Florida Supreme Court rejected the statute of repose defense in Hess and PM USA moved for a rehearing.
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

Post-Trial Developments:
PM USA filed a notice of appeal to the Florida Fourth District Court of Appeal in July 2009. In May 2012, the Fourth District reversed and vacated the punitive damages award on the basis that it was barred by the statute of repose and affirmed the judgment in all other respects, upholding the compensatory damages award of $1.26 million. In June 2012, both parties filed rehearing motions with the Fourth District, which were denied in September 2012. In October 2012, PM USA and plaintiff filed notices to invoke the Florida Supreme Court’s discretionary jurisdiction. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $3.2 million for the judgment plus interest and associated costs. In June 2013, the Florida Supreme Court accepted jurisdiction of plaintiff’s petition for review, but declined to accept jurisdiction of PM USA’s petition. In April 2015, the Florida Supreme Court rejected the statute of repose defense and reinstated the punitive damages award against PM USA, and PM USA moved for a rehearing.
_________________________________________________________________________________________________

Concluded Cases
_________________________________________________________________________________________________
Plaintiff: Ruffo
Date:    May 2013

Verdict:
A Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA and Lorillard. The jury awarded plaintiff $1.5 million in compensatory damages and allocated 12% of the fault to PM USA (an amount of $180,000).

Post-Trial Developments:
In May 2013, defendants filed several post-trial motions, including motions for a new trial and to set aside the verdict, which the trial court denied in October 2013 and entered final judgment in favor of plaintiff. In October 2013, PM USA and Lorillard appealed to the Florida Third District Court of Appeal, and PM USA posted a bond in the amount of $180,000. In November 2014, the Florida Third District Court of Appeal affirmed the final judgment and, in the fourth quarter of 2014, PM USA recorded a provision on its consolidated balance sheet of approximately $193,000 for the judgment plus interest. On June 23, 2015, PM USA paid the judgment plus interest and associated costs in the amount of $200,212.
_________________________________________________________________________________________________
Plaintiff: Cuculino
Date:    January 2014

Verdict:
A Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded plaintiff $12.5 million in compensatory damages and allocated 40% of the fault to PM USA (an amount of $5 million).

Post-Trial Developments:
In January 2014, the court entered final judgment against PM USA, and PM USA filed post-trial motions, including motions to set aside the verdict and for a new trial. In March 2014 and April 2014, the court denied PM USA’s post-trial motions. Also in April 2014, PM USA filed a notice of appeal to the Florida Third District Court of Appeal, plaintiff cross-appealed and PM USA posted a bond in the amount of $5 million. On May 6, 2015, the Florida Third District Court of Appeal affirmed the final judgment. In the second quarter of 2015, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $5.3 million for the judgment plus interest and associated costs and paid this amount on June 3, 2015.
_________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Plaintiff: Landau
Date:     February 2015

Verdict:
In February 2015, a jury in the U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds and Lorillard awarding $100,000 in compensatory damages. One defendant settled the case, which resolved all claims against all defendants, including PM USA.
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

In Graham, an Engle progeny case against PM USA and R.J. Reynolds on appeal to the U.S. Court of Appeals for the Eleventh Circuit, defendants argued that the Engle progeny plaintiffs’ product liability claims are impliedly preempted by federal law. In April 2015, the U.S. Court of Appeals for the Eleventh Circuit found in favor of defendants on the basis of federal preemption and reversed the trial court’s denial of judgment as a matter of law. On April 28, 2015, plaintiffs filed a petition for rehearing.

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

As of July 24, 2015, PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Medical Monitoring Class Actions

In medical monitoring actions, plaintiffs seek to recover the cost for, or otherwise the implementation of, court-supervised programs for ongoing medical monitoring purportedly on behalf of a class of individual plaintiffs. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT (“LDCT”) scanning in order to identify and diagnose lung cancer. Plaintiffs in these cases do not seek punitive damages, although plaintiffs in Donovan have sought permission from the court to seek to treble any damages awarded. The future defense of these cases may be negatively impacted by evolving medical standards and practice.

One medical monitoring class action is currently pending against PM USA. In Donovan, filed in December 2006 in the U.S. District Court for the District of Massachusetts, plaintiffs purportedly brought the action on behalf of the state’s residents who are: age 50 or older; have smoked the Marlboro brand for 20 pack-years or more; and have neither been diagnosed with lung cancer nor are under investigation by a physician for suspected lung cancer. The Supreme Judicial Court of Massachusetts, in answering questions certified to it by the district court, held in October 2009 that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The court also ruled that whether or not the case is barred by the applicable statute of limitations is a factual issue to be determined at trial. The case was remanded to federal court for further proceedings. In June 2010, the district court granted in part the plaintiffs’ motion for class certification, certifying the class as to plaintiffs’ claims for breach of implied warranty and violation of the Massachusetts Consumer Protection Act, but denying certification as to plaintiffs’ negligence claim. In July 2010, PM USA petitioned the U.S. Court of Appeals for the First Circuit for appellate review of the class certification decision. The petition was denied in September 2010. As a remedy, plaintiffs have proposed a 28-year medical monitoring program with a cost in excess of $190 million. In October 2011, PM USA filed a motion for class decertification, which motion was denied in March 2012. In February 2013, the district court amended the class definition to extend to individuals who satisfy the class membership criteria through February 26, 2013, and to exclude any individual who was not a Massachusetts resident as of February 26, 2013.

Trial is scheduled to begin January 25, 2016 and will take place in multiple phases. Phase I will be tried to a jury and address liability and any individual issue regarding class representatives. To the extent a Phase II is necessary, it would be tried to the court and address common questions of remedies and costs. On July 1, 2015, both parties filed various motions relating to Phase I, including motions for partial summary judgment and to exclude certain evidence.

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

Since the beginning of 2008, the Canadian Provinces of British Columbia, New Brunswick, Ontario, Newfoundland and Labrador, Quebec, Alberta, Manitoba, Saskatchewan, Prince Edward Island and Nova Scotia have brought health care reimbursement claims against cigarette manufacturers. PM USA is named as a defendant in the British Columbia and Quebec cases, while both Altria Group, Inc. and PM USA are named as defendants in the New Brunswick, Ontario, Newfoundland and Labrador, Alberta, Manitoba, Saskatchewan, Prince Edward Island and Nova Scotia cases. The Nunavut Territory and Northwest Territory have passed similar legislation. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended June 30, 2015 and 2014, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was approximately $1.2 billion for each period. For the six months ended June 30, 2015 and 2014, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and FETRA was approximately $2.3 billion for each period. The 2014 amounts include a reduction to cost of sales of approximately $43 million for the six and three months ended June 30, 2014 related to the NPM Adjustment Items discussed below.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

NPM Adjustment Disputes

PM USA is participating in proceedings regarding potential downward adjustments (the “NPM Adjustment”) to MSA payments made by manufacturers that are signatories to the MSA (the “participating manufacturers” or “PMs”) for 2003-2014. The NPM Adjustment is a reduction in MSA payments that applies if the PMs collectively lose at least a specified level of market share to non-participating manufacturers (“NPMs”) between 1997 and the year at issue, subject to certain conditions and defenses. The independent auditor appointed under the MSA calculates the maximum amount, if any, of the NPM Adjustment for any year in respect of which such NPM Adjustment is potentially applicable.

2003-2014 NPM Adjustment Disputes - Settlement with 24 States and Territories

PM USA has settled the NPM Adjustment disputes for the years 2003-2012 with 24 of the 52 MSA states and territories (these 24 states and territories are referred to as the “signatory states,” and the remaining MSA states and territories are referred to as the “non-signatory states”). Pursuant to the settlement with these 24 signatory states, PM USA has received a total of $599 million for 2003-2012 in the form of reductions to its MSA payments in 2013, 2014 and 2015.

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

In addition, the settlement provides that the NPM Adjustment provision will be revised and streamlined as to the signatory states for the years after 2012. Under the revised provision, the 2013 and 2014 NPM Adjustments are “transition years,” for which the PMs receive specified payments. PM USA has already received $35 million for the 2013 transition year pursuant to this revised provision in the form of a reduction to its MSA payments in 2014, resulting in a reduction to cost of sales in the first quarter of 2014. PM USA also received an additional $3 million for the 2013

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

transition year as a result of the two additional states joining the settlement in the form of a reduction to its MSA payment in 2015. In addition, PM USA received $41 million for the 2014 transition year in the form of a reduction to its MSA payment in 2015. The “original participating manufacturers” or “OPMs” (PM USA, R.J. Reynolds and Lorillard) have agreed that the amounts they receive under the settlement for the transition years and subsequent years will be allocated among them pursuant to a formula that modifies the MSA allocation formula in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon future developments.

Many of the non-signatory states objected to the settlement before the arbitration panel hearing the 2003 NPM Adjustment dispute. In March 2013, the panel issued a stipulated partial settlement and award (the “Stipulated Award”) rejecting the objections and permitting the settlement to proceed. In the Stipulated Award, the arbitration panel also ruled that the total 2003 NPM Adjustment would be reduced pro rata by the aggregate allocable share of the signatory states to determine the maximum amount of the 2003 NPM Adjustment potentially available from the non-signatory states whose diligent enforcement claims the PMs continued to contest (the “pro rata judgment reduction”).

Fourteen of the non-signatory states filed motions in their state courts to vacate and/or modify the Stipulated Award in whole or part. Decisions by the Pennsylvania, Missouri and Maryland courts on such motions, and the subsequent appeals of those rulings, are discussed below.  One state’s motion was denied without an appeal by the state. Another state’s motions remain pending in its state trial court. As for the remaining states, rulings rejecting their motions to vacate the Stipulated Award have been affirmed on appeal, or the motions have been voluntarily dismissed or stayed pending further state action.

2003-2014 NPM Adjustment Disputes - Continuing Disputes with Non-Signatory States

PM USA has continued to pursue the NPM Adjustments for 2003 and subsequent years with respect to the non-signatory states. Under the MSA, once all conditions for the NPM Adjustment for a particular year are met (including the condition that the disadvantages of the MSA were a “significant factor” contributing to the PMs’ collective loss of market share), each state may avoid an NPM Adjustment to its share of the PMs’ MSA payments for that year by establishing that it diligently enforced a qualifying escrow statute during the entirety of that year. Such a state’s share of the NPM Adjustment would then be reallocated to any states that are found not to have diligently enforced for that year. For 2003-2014, all conditions for the NPM Adjustment have been met, either by determination or agreement among the parties (although the parties’ agreement provides that the “significant factor” condition for 2013 and 2014 will become effective in February 2016 and February 2017), respectively.

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

In September 2013, the arbitration panel issued rulings regarding the 15 states and territories whose diligent enforcement the PMs contested that had not as of that time joined the settlement, ruling that six of them (Indiana, Kentucky, Maryland, Missouri, New Mexico and Pennsylvania) did not diligently enforce during 2003 and that nine of them did. Based on this ruling, the PMs are entitled to receive from the six non-diligent states the entire 2003 NPM Adjustment remaining after the pro rata judgment reduction. PM USA believes it is entitled to receive an NPM Adjustment for 2003 based on this ruling, after reflecting the 20% partial liability reduction noted above, of approximately $145 million. PM USA recorded this $145 million as a reduction to cost of sales, which increased its reported pre-tax earnings in the third quarter of 2013. In addition, PM USA believes it would be entitled to interest on this amount of approximately $89 million. PM USA recorded $64 million of this amount as interest income, which reduced interest and other debt expense, net in the first quarter of 2014, but did not yet record the remaining $25 million based on its assessment of a certain dispute concerning interest discussed below.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

After PM USA recorded these amounts, two of the six non-diligent states (Indiana and Kentucky) joined the settlement and became signatory states.  Those two states account for (i) $37 million of the $145 million NPM Adjustment for 2003 that PM USA recorded and (ii) $17 million of the interest that PM USA recorded.  PM USA has retained those amounts from the two states, and has received additional amounts as part of the settlement recoveries for the 2003-2012 NPM Adjustment disputes described above. The remaining four states account for approximately (i) $108 million of the $145 million 2003 NPM Adjustment that PM USA recorded and (ii) $66 million of the $89 million of interest to which PM USA believes it would be entitled on the $145 million (and $47 million of the $64 million of interest that PM USA recorded). Each of these four states has filed a motion in its state court to (i) vacate the panel’s ruling as to its diligence and (ii) to modify the pro rata judgment reduction and to substitute a reduction method more favorable to the state. These four states have also raised a dispute concerning the independent auditor’s calculation of interest. In addition, another OPM has raised a dispute concerning the allocation of the interest and disputed payments account earnings among the OPMs.

In April 2014, a Pennsylvania state trial court denied Pennsylvania’s motion to vacate the arbitration panel’s ruling that Pennsylvania had not diligently enforced, but granted Pennsylvania’s motion to modify, with respect to Pennsylvania, the pro rata judgment reduction. In May 2014, a Missouri state trial court ruled similarly on Missouri’s motions. In July 2014, a Maryland state trial court denied both Maryland’s motion to vacate the arbitration panel’s ruling that Maryland had not diligently enforced and Maryland’s motion to vacate or modify the pro rata judgment reduction. In April 2015, a Pennsylvania intermediate appellate court affirmed the trial court’s modification, with respect to Pennsylvania, of the pro rata judgment reduction. PM USA is seeking further discretionary judicial review of the Pennsylvania appellate decision. PM USA is also appealing the Missouri decision modifying the pro rata judgment reduction. Maryland is appealing its court’s decisions declining to modify the pro rata judgment reduction and denying its motion to vacate the arbitration panel’s diligence ruling as to Maryland. The motions filed by the fourth state, New Mexico, remain pending in its state trial court.

As a result of the Pennsylvania state trial court ruling, the total 2014 MSA payment credit PM USA received on account of the 2003 NPM Adjustment from the four states was reduced from $108 million to $79 million, and the interest PM USA received from the four states was $48 million rather than the $66 million in interest to which PM USA believes it would be entitled from those four states. If PM USA obtains and is successful in further discretionary judicial review of the Pennsylvania intermediate appellate court ruling, it will recover the difference ($29 million of 2003 NPM Adjustment and $18 million in interest (subject to the separate interest disputes referenced above)), with interest, as a credit against a subsequent MSA payment. If PM USA is not successful in obtaining discretionary judicial review of the Pennsylvania intermediate appellate ruling, or if PM USA is not successful in any further discretionary review that may be granted, it would need to reverse $29 million of the 2003 NPM Adjustment and part of the interest that it recorded. Because the Missouri state trial court ruling post-dated PM USA’s April 2014 MSA payment, that ruling did not reduce the credit that PM USA received against that payment. If PM USA is not successful on judicial review of the Missouri court’s ruling, it will be required to return approximately $12 million of the 2003 NPM Adjustment and $7 million of the interest it received (in each case subject to confirmation by the independent auditor), plus applicable interest, and would need to make corresponding reversals to amounts previously recorded. In connection with the Missouri appeal, PM USA has posted a bond in the amount of $22 million. In addition, the other litigation and disputes discussed above could further reduce PM USA’s recovery on the 2003 NPM Adjustment or recovery of interest and potentially require PM USA to return amounts previously received and/or reverse amounts previously recorded. No assurance can be given that PM USA’s request for discretionary judicial review of the Pennsylvania intermediate appellate ruling (or the outcome of any further discretionary review that may be granted), PM USA’s appeal of the Missouri trial court ruling, Maryland’s appeals of its trial court rulings or the other litigation and disputes discussed above, will be resolved in a manner favorable to PM USA.

▪
2004-2014 NPM Adjustments. Proceedings regarding state diligent enforcement claims for 2004-2014 have not yet been scheduled. PM USA believes that the MSA requires these claims to be determined in a multi-state arbitration, although a number of non-signatory states have filed motions in their state courts contending that the claims are to be determined in separate arbitrations for individual states or that there is no arbitrable dispute for 2004. No assurance can be given as to when proceedings for 2004-2014 will be scheduled or the precise form those proceedings will take. PM USA has entered into an agreement with 17 of the non-signatory states, pursuant to which PM USA and the 17 states each are required to name on July 31, 2015 its respective side’s

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

arbitrator for the arbitration panel to determine state diligent enforcement claims for 2004. No assurance can be given as to when the full arbitration panel for 2004 will be empanelled, or when that arbitration will commence.

The independent auditor has calculated that PM USA’s share of the maximum potential NPM Adjustments for these years is (exclusive of interest or earnings): $388 million for 2004, $181 million for 2005, $154 million for 2006, $185 million for 2007, $250 million for 2008, $211 million for 2009, $218 million for 2010, $166 million for 2011, $211 million for 2012, $219 million for 2013 and $247 million for 2014. These maximum amounts will be reduced by a judgment reduction to reflect the settlement with the signatory states. The judgment reduction for the 2004-2014 NPM Adjustments has not yet been determined. In addition, these maximum amounts may also be further reduced by other developments, including agreements that may be entered in the future, disputes that may arise or recalculation of the NPM Adjustment amounts by the independent auditor. Finally, PM USA’s recovery of these amounts, even as reduced, is dependent upon subsequent determinations of non-signatory states’ diligent enforcement claims. The availability and amount of any NPM Adjustment for 2004-2014 from the non-signatory states will not be finally determined in the near term. There is no assurance that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment from the non-signatory states as a result of these proceedings. PM USA’s receipt of amounts on account of the 2003 NPM Adjustment and interest from non-signatory states does not provide any assurance that PM USA will receive any NPM Adjustment amounts (or associated interest or earnings) for 2004 or any subsequent year. PM USA may enter into settlement discussions regarding the NPM Adjustment disputes with any non-signatory state if PM USA believes it is in its best interests to do so.

Other Disputes Related to MSA Payments

In addition to the disputed NPM Adjustments described above, MSA states and PMs, including PM USA, conducted another arbitration to resolve certain other disputes related to the calculation of the participating manufacturers’ payments under the MSA. PM USA disputed the method by which ounces of “roll your own” tobacco had been converted to cigarettes for purposes of calculating the downward volume adjustments to its MSA payments, but in February 2013, the arbitration panel issued a ruling in favor of the MSA states. This same arbitration panel also issued a ruling in the dispute over whether the “adjusted gross” or the “net” number of cigarettes on which federal excise tax is paid is the correct methodology for calculating MSA payments due from a certain subsequent participating manufacturer. As a result of this ruling, the affected subsequent participating manufacturer is expected to make additional payments to the MSA states, although the exact amount of such payments remains in dispute.

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

Federal Government’s Lawsuit

In 1999, the United States government filed a lawsuit in the U.S. District Court for the District of Columbia against various cigarette manufacturers, including PM USA, and others, including Altria Group, Inc., asserting claims under three federal statutes, namely the Medical Care Recovery Act (“MCRA”), the MSP provisions of the Social Security Act and the civil provisions of RICO. Trial of the case ended in June 2005. The lawsuit sought to recover an unspecified amount of health care costs for tobacco-related illnesses allegedly caused by defendants’ fraudulent and tortious conduct and paid for by the government under various federal health care programs, including Medicare, military and veterans’ health benefits programs, and the Federal Employees Health Benefits Program. The complaint alleged that such costs total more than $20 billion annually. It also sought what it alleged to be equitable and declaratory relief, including disgorgement of profits that arose from defendants’ allegedly tortious conduct, an injunction prohibiting certain actions by defendants, and a declaration that defendants are liable for the federal government’s future costs of providing health care resulting from defendants’ alleged past tortious and wrongful conduct. The case ultimately proceeded only under the civil provisions of RICO.

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

Remaining issues pending include: (i) the content of the court-ordered corrective communications and (ii) the requirements related to point-of-sale signage. In November 2012, the district court issued its order specifying the content of the corrective communications described above. The district court’s order required the parties to engage in negotiations with the special master regarding implementation of the corrective communications remedy for television, newspapers, cigarette pack onserts and websites. In January 2013, defendants filed a notice of appeal from the order on the content and vehicles of the corrective communications and a motion to hold the appeal in abeyance pending completion of the negotiations, which the U.S. Court of Appeals granted in February 2013. In January 2014, the parties submitted a motion for entry of a consent order in the district court, setting forth their agreement on the implementation details of the corrective communications remedy. The agreement provides that the “trigger date” for implementation is after the appeal on the content of the communications has been exhausted. Also in January 2014, the district court convened a hearing and ordered further briefing. A number of amici who sought modification or rejection of the agreement for a variety of reasons were given leave to appear. In April 2014, the parties filed an amended proposed consent order and accompanying submission in the district court seeking entry of a revised agreement on the implementation details of the corrective communications remedy. In June 2014, the district court approved the April 2014 proposed consent order. Also in June 2014, defendants filed a notice of appeal of the consent order solely for the purpose of perfecting the U.S. Court of Appeals’ jurisdiction over the pending appeal relating to the content and vehicles of the corrective communications and, in July 2014, defendants moved to consolidate this appeal with the appeal filed in January 2013. The U.S. Court of Appeals granted the motion to consolidate in August 2014.

On May 22, 2015, the U.S. Court of Appeals affirmed in part and reversed in part, concluding that certain portions of the statements exceeded the district court’s jurisdiction under RICO, but upheld other portions challenged by defendants. The Court of Appeals remanded the case to the trial court for further proceedings. On July 6, 2015, the government filed a petition for panel rehearing.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In the second quarter of 2014, Altria Group, Inc. and PM USA recorded provisions on each of their respective balance sheets totaling $31 million for the estimated costs of implementing the corrective communications remedy.  This estimate is subject to change due to several factors, including the outcome of further proceedings, though Altria Group, Inc. and PM USA do not expect any change in this estimate to be material.

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

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of July 24, 2015, a total of 12 such cases are pending in various U.S. state courts.

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

Federal Multidistrict Proceeding and Subsequent Developments

Since the December 2008 United States Supreme Court decision in Good, and through July 24, 2015, 26 purported “Lights” class actions were served upon PM USA and, in certain cases, Altria Group, Inc. These cases were filed in 15 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA and were transferred and consolidated by the Judicial Panel on Multidistrict Litigation (“JPMDL”) before the U.S. District Court for the District of Maine for pretrial proceedings (“MDL proceeding”).

In November 2010, the district court in the MDL proceeding denied plaintiffs’ motion for class certification in four cases, covering the jurisdictions of California, the District of Columbia, Illinois and Maine. These jurisdictions were selected by the parties as sample cases, with two selected by plaintiffs and two selected by defendants. Plaintiffs sought appellate review of this decision but, in February 2011, the U.S. Court of Appeals for the First Circuit denied plaintiffs’ petition for leave to appeal. Later that year, plaintiffs in 13 cases voluntarily dismissed their cases without prejudice. In April 2012, the JPMDL remanded the remaining four cases (Phillips, Tang, Wyatt and Cabbat) back to the federal district courts in which the suits originated. These cases were ultimately resolved in a manner favorable to PM USA.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

“Lights” Cases Dismissed, Not Certified or Ordered De-Certified

As of July 24, 2015, in addition to the federal district court in the MDL proceeding, 18 courts in 19 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

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

In Florida, an intermediate appellate court overturned an order by a trial court that granted class certification in Hines. The Florida Supreme Court denied review in January 2008. The Supreme Court of Illinois overturned a judgment that awarded damages to a certified class in the Price case, although plaintiffs are seeking reinstatement of the judgment. See The Price Case below for further discussion. In Louisiana, the U.S. Court of Appeals for the Fifth Circuit dismissed a purported “Lights” class action (Sullivan) on the grounds that plaintiffs’ claims were preempted by the FCLAA. In New York, the U.S. Court of Appeals for the Second Circuit overturned a trial court decision in Schwab that granted plaintiffs’ motion for certification of a nationwide class of all U.S. residents that purchased cigarettes in the United States that were labeled “Light” or “Lights.” In July 2010, plaintiffs in Schwab voluntarily dismissed the case with prejudice. In Ohio, the Ohio Supreme Court overturned class certifications in the Marrone and Phillips cases. Plaintiffs voluntarily dismissed both cases without prejudice in August 2009, but refiled in federal court as the Phillips case discussed above. The Supreme Court of Washington denied a motion for interlocutory review filed by the plaintiffs in the Davies case that sought review of an order by the trial court that refused to certify a class. Plaintiffs subsequently voluntarily dismissed the Davies case with prejudice. In August 2011, the U.S. Court of Appeals for the Seventh Circuit affirmed the Illinois federal district court’s dismissal of “Lights” claims brought against PM USA in the Cleary case. In Curtis, a certified class action, in May 2012, the Minnesota Supreme Court affirmed the trial court’s entry of summary judgment in favor of PM USA, concluding this litigation.

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

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in several jurisdictions. Over time, several such cases have been dismissed by the courts at the summary judgment stage. Certified class actions remain pending at the trial or appellate level in Massachusetts (Aspinall), California (Brown), Missouri (Larsen) and Arkansas (Miner). (See also Price, discussed below.) Significant developments in these cases include:

▪
Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA’s motion for summary judgment and granted plaintiffs’ cross-motion for summary judgment on the defenses of federal preemption and a state law exemption to Massachusetts’ consumer protection statute. On motion of the parties, the trial court subsequently reported its decision to deny summary judgment to the appeals court for review and stayed further proceedings pending completion of the appellate review. In March 2009, the Massachusetts Supreme Judicial Court affirmed the order denying summary judgment to PM USA and granting the plaintiffs’ cross-motion. In January 2010, plaintiffs moved for partial summary judgment as to liability claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). In March 2012, the trial court denied plaintiffs’ motion. In February 2013, the trial court, upon agreement of the parties, dismissed without prejudice plaintiffs’ claims against Altria Group, Inc. PM USA is now the sole defendant in the case. In September 2013, the case was transferred to the Business Litigation Session of the Massachusetts Superior Court. Also in September 2013, plaintiffs filed a motion for partial summary judgment on the scope of remedies available in the case, which the Massachusetts

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Superior Court denied in February 2014, concluding that plaintiffs cannot obtain disgorgement of profits as an equitable remedy and that their recovery is limited to actual damages or $25 per class member if they cannot prove actual damages greater than $25. Plaintiffs filed a motion asking the trial court to report its February 2014 ruling to the Massachusetts Appeals Court for review, which the trial court denied. In March 2014, plaintiffs petitioned the Massachusetts Appeals Court for review of the ruling, which the appellate court denied. On July 2, 2015, PM USA filed various motions, including a motion for summary judgment on the ground that plaintiffs have no proof of injury. Trial is scheduled to begin October 19, 2015.

▪
Brown: In June 1997, plaintiffs filed suit in California state court alleging that domestic cigarette manufacturers, including PM USA and others, violated California law regarding unfair, unlawful and fraudulent business practices.  In May 2009, the California Supreme Court reversed an earlier trial court decision that decertified the class and remanded the case to the trial court.  At that time, the class consisted of individuals who, at the time they were residents of California, (i) smoked in California one or more cigarettes manufactured by PM USA that were labeled and/or advertised with the terms or phrases “light,” “medium,” “mild,” “low tar,” and/or “lowered tar and nicotine,” but not including any cigarettes labeled or advertised with the terms or phrases “ultra light” or “ultra low tar,” and (ii) who were exposed to defendant’s marketing and advertising activities in California.  Plaintiffs are seeking restitution of a portion of the costs of “light” cigarettes purchased during the class period and injunctive relief ordering corrective communications. In September 2012, at the plaintiffs’ request, the trial court dismissed all defendants except PM USA from the lawsuit.  Trial began in April 2013. In May 2013 the plaintiffs redefined the class to include California residents who smoked in California one or more of defendant’s Marlboro Lights cigarettes between January 1, 1998 and April 23, 2001, and who were exposed to defendant’s marketing and advertising activities in California. In June 2013, PM USA filed a motion to decertify the class. Trial concluded in July 2013. In September 2013, the court issued a final Statement of Decision, in which the court found that PM USA violated California law, but that plaintiffs had not established a basis for relief. On this basis, the court granted judgment for PM USA. The court also denied PM USA’s motion to decertify the class. In October 2013, the court entered final judgment in favor of PM USA. In November 2013, plaintiffs moved for a new trial, which the court denied. In December 2013, plaintiffs filed a notice of appeal and PM USA filed a conditional cross-appeal. In February 2014, the trial court awarded PM USA $764,553 in costs and plaintiffs appealed the costs award.

▪
Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiffs’ motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995-2003. In June 2010, PM USA’s motion for partial summary judgment regarding plaintiffs’ request for punitive damages was denied. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). The plaintiffs’ motion was denied in December 2010. In June 2011, PM USA filed various summary judgment motions challenging the plaintiffs’ claims. In August 2011, the trial court granted PM USA’s motion for partial summary judgment, ruling that plaintiffs could not present a damages claim based on allegations that Marlboro Lights are more dangerous than Marlboro Reds. The trial court denied PM USA’s remaining summary judgment motions. Trial in the case began in September 2011 and, in October 2011, the court declared a mistrial after the jury failed to reach a verdict. In January 2014, the trial court reversed its prior ruling granting partial summary judgment against plaintiffs’ “more dangerous” claim and allowed plaintiffs to pursue that claim. In October 2014, PM USA filed motions to decertify the class and for partial summary judgment on plaintiffs’ “more dangerous” claim, which the court denied on June 26, 2015. Re-trial is scheduled to begin on February 29, 2016.

▪
Miner: In June 2007, the United States Supreme Court reversed the lower court rulings in Miner (formerly known as Watson) that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendants’ contention that the case must be tried in federal court under the “federal officer” statute. Following remand, the case was removed again to federal court in Arkansas and transferred to the MDL proceeding discussed above. In November 2010, the district court in the MDL proceeding remanded the case to Arkansas state court. In December 2011, plaintiffs voluntarily dismissed their claims against Altria Group, Inc. without prejudice. In March 2013, plaintiffs filed a class certification motion. In November 2013, the trial court granted class certification. The certified class includes those individuals who, from November 1, 1971 through June 22, 2010, purchased Marlboro Lights, including Marlboro Ultra Lights,

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

for personal consumption in Arkansas. PM USA filed a notice of appeal of the class certification ruling to the Arkansas Supreme Court in December 2013. In February 2015, the Arkansas Supreme Court affirmed the trial court’s class certification order. On May 26, 2015, PM USA filed a motion for partial summary judgment seeking to foreclose any recovery for purchases of Marlboro Lights prior to 1999, when a private right of action was added to the consumer protection statute under which plaintiffs are suing. The trial court denied the motion on July 23, 2015. Trial is currently scheduled for August 2, 2016.

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

In December 2009, the state trial court in Carroll (formerly known as Holmes) (pending in Delaware) denied PM USA’s motion for summary judgment based on an exemption provision in the Delaware Consumer Fraud Act. In January 2011, the trial court allowed the plaintiffs to file an amended complaint substituting class representatives and naming Altria Group, Inc. and PMI as additional defendants. In February 2013, the trial court approved the parties’ stipulation to the dismissal without prejudice of Altria Group, Inc. and PMI, leaving PM USA as the sole defendant in the case. In March 2015, plaintiffs moved for class certification. On July 15, 2015, PM USA filed a summary judgment motion seeking to dismiss plaintiffs’ claims in their entirety on preemption grounds.

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

In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the judgment entered by the trial court on remand from the 2005 Illinois Supreme Court decision overturning the verdict on the ground that the United States Supreme Court’s December 2008 decision in Good demonstrated that the Illinois Supreme Court’s decision was “inaccurate.” PM USA filed a motion to dismiss plaintiffs’ petition and, in February 2009, the trial court granted PM USA’s motion on the basis that the petition was not timely filed. In March 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois. In February 2011, the intermediate appellate court ruled that the petition was timely filed and reversed the trial court’s dismissal of the plaintiffs’ petition and, in September 2011, the Illinois Supreme Court declined PM USA’s petition for review. As a result, the case was returned to the trial court for proceedings on whether the court should grant the plaintiffs’ petition to reopen the prior judgment. In February 2012, plaintiffs filed an amended petition, which PM USA opposed. Subsequently, in responding to PM USA’s opposition to the amended petition, plaintiffs asked the trial court to reinstate the original judgment.  The trial court denied plaintiffs’ petition in December 2012. In January 2013, plaintiffs filed a notice of appeal with the Fifth Judicial District. In January 2013, PM USA filed a motion asking the Illinois Supreme Court to immediately exercise its jurisdiction over the appeal. In February 2013, the Illinois Supreme Court denied PM USA’s motion. Oral argument on plaintiffs’ appeal to the Fifth Judicial District was heard in October 2013. In April 2014, the Fifth Judicial District reversed and ordered reinstatement of the original $10.1 billion trial court judgment against PM USA. In May 2014, PM USA filed in the Illinois Supreme Court a petition for a supervisory order and a petition for leave to appeal. The filing of the petition for leave to appeal automatically stayed the Fifth District’s mandate pending disposition by the Illinois Supreme Court. Also in May 2014, plaintiffs filed a motion seeking recusal of Justice Karmeier, one of the Illinois Supreme Court justices, which PM USA opposed. In September 2014, the Illinois Supreme Court granted PM USA’s motion for leave to appeal and took no action on PM USA’s motion for a supervisory order. Justice Karmeier denied plaintiffs’ motion seeking his recusal. In

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

February 2015, plaintiffs filed a new motion seeking recusal or disqualification of Justice Karmeier. In March 2015, the Illinois Supreme Court denied plaintiffs’ request that it order the disqualification of Justice Karmeier and referred the recusal request to Justice Karmeier to decide. Oral argument occurred on May 19, 2015.

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

Certain Other Tobacco-Related Litigation

Tobacco Price Case

In a Kansas case (Smith), plaintiffs alleged that defendants, including PM USA and Altria Group, Inc., conspired to fix cigarette prices in violation of antitrust laws. Plaintiffs’ motion for class certification was granted. In March 2012, the trial court granted defendants’ motions for summary judgment. Plaintiffs sought the trial court’s reconsideration of its decision, but in June 2012, the trial court denied plaintiffs’ motion for reconsideration. Plaintiffs appealed the decision, and defendants cross-appealed the trial court’s class certification decision, to the Court of Appeals of Kansas. In July 2014, the Court of Appeals affirmed the entry of summary judgment in favor of defendants. Plaintiffs filed a petition for review in the Kansas Supreme Court in August 2014, which the court denied on June 29, 2015, thereby concluding this litigation.

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

False Claims Act Case

PM USA is a defendant in a qui tam action filed in the U.S. District Court for the District of Columbia (United States ex rel. Anthony Oliver) alleging violation of the False Claims Act in connection with sales of cigarettes to the U.S. military. The relator contends that PM USA violated “most favored customer” provisions in government contracts and regulations by selling cigarettes to non-military customers in overseas markets at more favorable prices than it sold to the U.S. military exchange services for resale on overseas military bases in those same markets. The relator has dropped Altria Group, Inc. as a defendant and has dropped claims related to post-MSA price increases on cigarettes sold to the U.S. military. In July 2012, PM USA filed a motion to dismiss, which was granted on jurisdictional grounds in June 2013, and the case was dismissed with prejudice. In July 2013, the relator appealed the dismissal to the U.S. Court of Appeals for the District of Columbia Circuit. In August 2014, the Court of Appeals reversed the jurisdictional issue and remanded the case to the district court for further proceedings, including consideration of PM USA’s alternative grounds for dismissal. In October 2014, PM USA filed a second motion to dismiss in the U.S. District Court for the District of Columbia for lack of subject matter jurisdiction based on issues left unresolved by the opinion of the Court of Appeals for the District of Columbia Circuit. On April 30, 2015, the district court granted PM USA’s second motion to dismiss for lack of subject matter jurisdiction and again dismissed the case with prejudice. The relator appealed the latest dismissal to the Court of Appeals for the District of Columbia Circuit on May 6, 2015.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Argentine Grower Cases

PM USA is a defendant in six cases (Hupan, Chalanuk, Rodriguez Da Silva, Aranda, Taborda and Biglia) filed in Delaware state court against multiple defendants by the parents of Argentine children born with alleged birth defects. Plaintiffs in these cases allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., an alleged subsidiary of PMI, and that they and their infant children were exposed directly and in utero to hazardous herbicides and pesticides used in the production and cultivation of tobacco. Plaintiffs seek compensatory and punitive damages against all defendants. In December 2012, Altria Group, Inc. and certain other defendants were dismissed from the Hupan, Chalanuk and Rodriguez Da Silva cases. Altria Group, Inc. and certain other defendants were dismissed from Aranda, Taborda and Biglia in May 2013, October 2013 and February 2014, respectively. The three remaining defendants in the six cases are PM USA, Philip Morris Global Brands Inc. (a subsidiary of PMI) and Monsanto Company. Following discussions regarding indemnification for these cases pursuant to the Distribution Agreement between PMI and Altria Group, Inc., PMI and PM USA have agreed to resolve conflicting indemnity demands after final judgments are entered. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement. In April 2014, all three defendants in the Hupan case filed motions to dismiss for failure to state a claim, and PM USA and Philip Morris Global Brands filed separate motions to dismiss based on the doctrine of forum non conveniens. All proceedings in the other five cases are currently stayed pending the court’s resolution of the motions to dismiss filed in Hupan.

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At June 30, 2015, Altria Group, Inc. and certain of its subsidiaries (i) had $64 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for $32 million of guarantees, consisting primarily of surety bonds, related to their own performance; and (iii) had a redeemable noncontrolling interest of $36 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria Group, Inc. issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the “Distribution Agreement”), entered into as a result of Altria Group, Inc.’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at June 30, 2015 as the fair value of this indemnification is insignificant.

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

At June 30, 2015, the respective principal 100% owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
The following sets forth the condensed consolidating balance sheets as of June 30, 2015 and December 31, 2014, condensed consolidating statements of earnings and comprehensive earnings for the six and three months ended June 30, 2015 and 2014, and condensed consolidating statements of cash flows for the six months ended June 30, 2015 and 2014 for Altria Group, Inc., PM USA and, collectively, Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the Securities and Exchange Commission (“SEC”) interpretation and application of Rule 3-10 of SEC Regulation S-X.
The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
June 30, 2015
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$1,077	$1	$45	$—	$1,123
Receivables	—	4	138	—	142
Inventories:
Leaf tobacco	—	494	371	—	865
Other raw materials	—	131	70	—	201
Work in process	—	10	357	—	367
Finished product	—	167	314	—	481
	—	802	1,112	—	1,914
Due from Altria Group, Inc. and subsidiaries	—	2,686	1,192	(3,878)	—
Deferred income taxes	1	1,189	9	(56)	1,143
Other current assets	179	82	58	(8)	311
Total current assets	1,257	4,764	2,554	(3,942)	4,633
Property, plant and equipment, at cost	—	3,103	1,702	—	4,805
Less accumulated depreciation	—	2,116	698	—	2,814
	—	987	1,004	—	1,991
Goodwill	—	—	5,285	—	5,285
Other intangible assets, net	—	2	12,037	—	12,039
Investment in SABMiller	6,117	—	—	—	6,117
Investment in consolidated subsidiaries	11,404	2,769	—	(14,173)	—
Finance assets, net	—	—	1,339	—	1,339
Due from Altria Group, Inc. and subsidiaries	4,790	—	—	(4,790)	—
Other assets	141	543	105	(324)	465
Total Assets	$23,709	$9,065	$22,324	$(23,229)	$31,869

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
June 30, 2015
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$1,000	$—	$3	$—	$1,003
Accounts payable	19	147	124	—	290
Accrued liabilities:
Marketing	—	588	86	—	674
Employment costs	14	9	81	—	104
Settlement charges	—	2,199	7	—	2,206
Other	322	467	236	(64)	961
Dividends payable	1,023	—	—	—	1,023
Due to Altria Group, Inc. and subsidiaries	3,503	374	1	(3,878)	—
Total current liabilities	5,881	3,784	538	(3,942)	6,261
Long-term debt	12,901	—	16	—	12,917
Deferred income taxes	1,732	—	4,603	(324)	6,011
Accrued pension costs	231	—	714	—	945
Accrued postretirement health care costs	—	1,588	863	—	2,451
Due to Altria Group, Inc. and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	185	139	151	—	475
Total liabilities	20,930	5,511	11,675	(9,056)	29,060
Contingencies
Redeemable noncontrolling interest	—	—	36	—	36
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,768	3,310	11,339	(14,649)	5,768
Earnings reinvested in the business	26,698	578	824	(1,402)	26,698
Accumulated other comprehensive losses	(2,878)	(334)	(1,553)	1,887	(2,878)
Cost of repurchased stock	(27,744)	—	—	—	(27,744)
Total stockholders’ equity attributable to Altria Group, Inc.	2,779	3,554	10,619	(14,173)	2,779
Noncontrolling interests	—	—	(6)	—	(6)
Total stockholders’ equity	2,779	3,554	10,613	(14,173)	2,773
Total Liabilities and Stockholders’ Equity	$23,709	$9,065	$22,324	$(23,229)	$31,869

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Six Months Ended June 30, 2015
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$10,878	$1,560	$(21)	$12,417
Cost of sales	—	3,312	510	(21)	3,801
Excise taxes on products	—	3,164	106	—	3,270
Gross profit	—	4,402	944	—	5,346
Marketing, administration and research costs	89	959	205	—	1,253
Asset impairment and exit costs	—	—	4	—	4
Operating (expense) income	(89)	3,443	735	—	4,089
Interest and other debt expense, net	292	—	112	—	404
Loss on early extinguishment of debt	228	—	—	—	228
Earnings from equity investment in SABMiller	(359)	—	—	—	(359)
(Loss) Earnings before income taxes and equity earnings of subsidiaries	(250)	3,443	623	—	3,816
(Benefit) provision for income taxes	(145)	1,274	220	—	1,349
Equity earnings of subsidiaries	2,571	126	—	(2,697)	—
Net earnings	2,466	2,295	403	(2,697)	2,467
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria Group, Inc.	$2,466	$2,295	$402	$(2,697)	$2,466

Net earnings	$2,466	$2,295	$403	$(2,697)	$2,467
Other comprehensive (losses) earnings, net of deferred income taxes	(196)	7	70	(77)	(196)
Comprehensive earnings	2,270	2,302	473	(2,774)	2,271
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$2,270	$2,302	$472	$(2,774)	$2,270

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended June 30, 2015
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,810	$815	$(12)	$6,613
Cost of sales	—	1,746	270	(12)	2,004
Excise taxes on products	—	1,684	54	—	1,738
Gross profit	—	2,380	491	—	2,871
Marketing, administration and research costs	47	494	102	—	643
Asset impairment and exit costs	—	—	4	—	4
Operating (expense) income	(47)	1,886	385	—	2,224
Interest and other debt expense, net	138	1	56	—	195
Earnings from equity investment in SABMiller	(225)	—	—	—	(225)
Earnings before income taxes and equity earnings of subsidiaries	40	1,885	329	—	2,254
(Benefit) provision for income taxes	(2)	690	117	—	805
Equity earnings of subsidiaries	1,406	65	—	(1,471)	—
Net earnings	1,448	1,260	212	(1,471)	1,449
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria Group, Inc.	$1,448	$1,260	$211	$(1,471)	$1,448

Net earnings	$1,448	$1,260	$212	$(1,471)	$1,449
Other comprehensive earnings, net of deferred income taxes	67	3	35	(38)	67
Comprehensive earnings	1,515	1,263	247	(1,509)	1,516
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$1,515	$1,263	$246	$(1,509)	$1,515

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2015
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$2,316	$1,312	$311	$(2,692)	$1,247
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(25)	(74)	—	(99)
Proceeds from finance assets	—	—	185	—	185
Other	—	10	(9)	—	1
Net cash (used in) provided by investing activities	—	(15)	102	—	87
Cash Provided by (Used in) Financing Activities
Long-term debt repaid	(793)	—	—	—	(793)
Repurchases of common stock	(455)	—	—	—	(455)
Dividends paid on common stock	(2,050)	—	—	—	(2,050)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(996)	820	176	—	—
Premiums and fees related to early extinguishment of debt	(226)	—	—	—	(226)
Cash dividends paid to parent	—	(2,119)	(573)	2,692	—
Other	—	—	(8)	—	(8)
Net cash used in financing activities	(4,520)	(1,299)	(405)	2,692	(3,532)
Cash and cash equivalents:
(Decrease) increase	(2,204)	(2)	8	—	(2,198)
Balance at beginning of period	3,281	3	37	—	3,321
Balance at end of period	$1,077	$1	$45	$—	$1,123

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2014
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$2,121	$846	$223	$(2,431)	$759
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(21)	(39)	—	(60)
Acquisition of Green Smoke, net of acquired cash	—	—	(93)	—	(93)
Proceeds from finance assets	—	—	189	—	189
Other	—	70	(4)	—	66
Net cash provided by investing activities	—	49	53	—	102
Cash Provided by (Used in) Financing Activities
Long-term debt repaid	(525)	—	—	—	(525)
Repurchases of common stock	(404)	—	—	—	(404)
Dividends paid on common stock	(1,912)	—	—	—	(1,912)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(1,248)	1,042	206	—	—
Cash dividends paid to parent	—	(1,938)	(493)	2,431	—
Other	—	—	(2)	—	(2)
Net cash used in financing activities	(4,089)	(896)	(289)	2,431	(2,843)
Cash and cash equivalents:
Decrease	(1,968)	(1)	(13)	—	(1,982)
Balance at beginning of period	3,114	1	60	—	3,175
Balance at end of period	$1,146	$—	$47	$—	$1,193

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 11. Recent Accounting Guidance Not Yet Adopted:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for recognizing revenue from contracts with customers. The objective of this guidance is to establish principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. As a result of a July 9, 2015 FASB approval, the new guidance will be effective for Altria Group, Inc. for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued authoritative guidance to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge (i.e., an asset). For Altria Group, Inc., the new guidance will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The guidance requires all prior period balance sheets to be adjusted retrospectively and early adoption is permitted. Altria Group, Inc. will adopt the new guidance by the first quarter of 2016. At June 30, 2015 and December 31, 2014, Altria Group, Inc. had $77 million and $83 million, respectively, of debt issuance costs included in other assets on its condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Description of the Company

At June 30, 2015, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged predominantly in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services Inc., which provides various support services, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. In addition, Nu Mark and Middleton use third-party contract manufacturing arrangements in the manufacture of their products. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At June 30, 2015, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At June 30, 2015, Altria Group, Inc. also held approximately 27% of the economic and voting interest of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends.

Altria Group, Inc.’s reportable segments are smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in an all other category.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.
Consolidated Results of Operations for the Six Months Ended June 30, 2015: The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the six months ended June 30, 2015, from the six months ended June 30, 2014, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the six months ended June 30, 2014	$2,437	$1.23

2014 NPM Adjustment Items	(56)	(0.03)
2014 Tobacco and health litigation items	23	0.01
2014 SABMiller special items	21	0.01
2014 Asset impairment, exit, integration and acquisition-related costs	1	—
Subtotal 2014 special items	(11)	(0.01)

2015 Tobacco and health litigation items	(30)	(0.02)
2015 SABMiller special items	(58)	(0.03)
2015 Loss on early extinguishment of debt	(143)	(0.07)
2015 Asset impairment, exit and integration costs, and tax items	(9)	(0.01)
Subtotal 2015 special items	(240)	(0.13)

Fewer shares outstanding	—	0.01
Change in tax rate	(17)	(0.01)
Operations	297	0.16
For the six months ended June 30, 2015	$2,466	$1.25

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the six months ended June 30, 2015 compared with the prior-year period were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase programs.

Operations: The increase of $297 million in operations shown in the table above was due primarily to the following:

•	higher income from the smokeable products and smokeless products segments; and

•	lower interest and other debt expense, net;
partially offset by:

•	lower income from the financial services business.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Results of Operations for the Three Months Ended June 30, 2015: The changes in Altria Group, Inc.’s net earnings and diluted EPS attributable to Altria Group, Inc. for the three months ended June 30, 2015, from the three months ended June 30, 2014, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended June 30, 2014	$1,262	$0.64

2014 NPM Adjustment Items	(15)	(0.01)
2014 Tobacco and health litigation items	20	0.01
2014 SABMiller special items	15	0.01
Subtotal 2014 special items	20	0.01

2015 Tobacco and health litigation items	(3)	—
2015 SABMiller special items	(2)	—
2015 Asset impairment, exit and integration costs	(5)	—
2015 Tax items	(2)	—
Subtotal 2015 special items	(12)	—

Change in tax rate	(14)	(0.01)
Operations	192	0.10
For the three months ended June 30, 2015	$1,448	$0.74

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations: The increase of $192 million in operations shown in the table above was due primarily to higher income from the smokeable products segment and lower interest and other debt expense, net.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2015 Forecasted Results: In July 2015, Altria Group, Inc. raised its 2015 full-year forecast for adjusted diluted EPS growth rate to a range of 7.5% to 9.5% over 2014 full-year adjusted diluted EPS. This forecasted growth rate excludes the net expenses in the table below. Altria Group, Inc. expects its adjusted diluted EPS growth to moderate in the second half of 2015 versus the first-half rate due to several factors. These include lapping the effects of the 2014 improvements in the economy for adult tobacco consumers and lower gasoline prices, expected trade inventory movements and the effect of state excise tax increases. In addition, the comparative benefit from the expiration of the federal tobacco quota buy-out payments ends in the fourth quarter of 2015 and Altria Group, Inc. estimates its 2015 full-year effective tax rate on operations will be 35.3%.

The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast and to the other forward-looking statements made in this Quarterly Report on Form 10-Q (“Form 10-Q”).

Expense (Income), Net Excluded from Adjusted Diluted EPS
	2015	2014
NPM Adjustment Items	$—	$(0.03)
Tobacco and health litigation items	0.02	0.01
SABMiller special items	0.03	0.01
Loss on early extinguishment of debt	0.07	0.02
Asset impairment, exit, integration and acquisition-related costs, and tax items	0.01	—
	$0.13	$0.01

Altria Group, Inc. reports its financial results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Altria Group, Inc.’s management reviews certain financial results, including diluted EPS, on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, SABMiller special items, certain tax items, charges associated with tobacco and health litigation items, and settlements of, and determinations made in connection with, disputes with certain states and territories related to the non-participating manufacturer (“NPM”) adjustment provision under the 1998 Master Settlement Agreement (the “MSA”) for the years 2003-2012 (such settlements and determinations are referred to collectively as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 9. Contingencies to the condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Form 10-Q (“Item 1”)). Altria Group, Inc.’s management does not view any of these special items to be part of Altria Group, Inc.’s sustainable results as they may be highly variable, are difficult to predict and can distort underlying business trends and results. Altria Group, Inc.’s management also reviews income tax rates on an adjusted basis. Altria Group, Inc.’s effective tax rate on operations may exclude certain tax items from its reported effective tax rate. Altria Group, Inc.’s management believes that adjusted financial measures provide useful insight into underlying business trends and results and provide a more meaningful comparison of year-over-year results. Adjusted financial measures are used by management and regularly provided to Altria Group, Inc.’s chief operating decision maker for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. These adjusted financial measures are not consistent with U.S. GAAP, and should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.
Altria Group, Inc.’s full-year adjusted diluted EPS guidance and full-year forecast for its effective tax rate on operations exclude the impact of certain income and expense items, including those items noted in the preceding paragraph. Altria Group, Inc.’s management cannot estimate on a forward-looking basis the impact of these items on Altria Group, Inc.’s reported diluted EPS and reported effective tax rate because these items, which could be significant, are difficult to predict and may be highly variable. As a result, Altria Group, Inc. does not provide a corresponding U.S. GAAP measure for, or reconciliation to, its adjusted diluted EPS guidance or its forecast for its effective tax rate on operations.

Discussion and Analysis

Consolidated Operating Results

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net revenues:
Smokeable products	$11,195	$10,569	$5,974	$5,611
Smokeless products	911	879	481	464
Wine	295	275	161	146
All other	16	50	(3)	35
Net revenues	$12,417	$11,773	$6,613	$6,256

Excise taxes on products:
Smokeable products	$3,194	$3,118	$1,699	$1,644
Smokeless products	66	66	34	36
Wine	10	10	5	5
Excise taxes on products	$3,270	$3,194	$1,738	$1,685

Operating income:
Operating companies income (loss):
Smokeable products	$3,710	$3,320	$2,024	$1,789
Smokeless products	544	524	293	285
Wine	62	50	35	28
All other	(104)	(54)	(63)	(53)
Amortization of intangibles	(10)	(10)	(5)	(5)
General corporate expenses	(113)	(121)	(60)	(69)
Operating income	$4,089	$3,709	$2,224	$1,975

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

The following events that occurred during the six and three months ended June 30, 2015 and 2014 affected the comparability of statement of earnings amounts:

▪
NPM Adjustment Items: For the six and three months ended June 30, 2014, pre-tax income for NPM Adjustment Items was recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Six Months Ended June 30,	For the Three Months Ended June 30,
	2014	2014
	(in millions)
Smokeable products segment	$43	$43
Interest and other debt expense, net	47	(17)
Total	$90	$26
The amounts shown in the table above for the smokeable products segment were recorded by PM USA as reductions to cost of sales, which increased operating companies income in the smokeable products segment. For further discussion, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 9. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 9”).
▪Tobacco and Health Litigation Items: For the six and three months ended June 30, 2015 and 2014, pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Smokeable products segment	$48	$19	$5	$16
General corporate	—	15	—	15
Interest and other debt expense, net	—	1	—	—
Total	$48	$35	$5	$31
During the first quarter of 2015, PM USA and certain other cigarette manufacturers reached a tentative agreement to resolve approximately 415 pending federal Engle progeny cases. As a result of the tentative agreement, during the first quarter of 2015, PM USA recorded a pre-tax provision of approximately $43 million in marketing, administration and research costs. For further discussion, see Smoking and Health Litigation - Tentative Agreement to Resolve Federal Engle Progeny Cases in Note 9.
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

▪
SABMiller Special Items: Altria Group, Inc.’s earnings from its equity investment in SABMiller for the six months ended June 30, 2015 included net pre-tax charges of $88 million, consisting primarily of Altria Group, Inc.’s share of SABMiller’s asset impairment charges in the first quarter of 2015.

Consolidated Results of Operations for the Six Months Ended June 30, 2015

The following discussion compares consolidated operating results for the six months ended June 30, 2015 with the six months ended June 30, 2014.

Net revenues, which include excise taxes billed to customers, increased $644 million (5.5%), due primarily to higher net revenues in the smokeable products segment.

Excise taxes on products increased $76 million (2.4%), due primarily to higher smokeable products shipment volume.

Cost of sales increased $81 million (2.2%), due primarily to higher manufacturing costs in the smokeable products segment and NPM Adjustment Items in 2014, partially offset by lower resolution expenses (due primarily to the end of the federal tobacco quota buy-out payments after the third quarter of 2014).

Marketing, administration and research costs increased $95 million (8.2%), due primarily to higher costs in the smokeable products segment (which includes higher tobacco and health litigation items) and a reduction to the allowance for losses in the financial services business in 2014.

Operating income increased $380 million (10.2%), due primarily to higher operating results from the smokeable products and smokeless products segments, partially offset by lower income from the financial services business.

Interest and other debt expense, net, increased $21 million (5.5%), due primarily to interest income recorded during the first half of 2014 as a result of the NPM Adjustment Items, partially offset by lower interest costs on debt as a result of debt refinancing activities in 2015 and 2014.

Earnings from Altria Group, Inc.’s equity investment in SABMiller, which decreased $66 million (15.5%), were negatively affected by SABMiller special items and unfavorable currency impacts from a stronger U.S. dollar.

Net earnings attributable to Altria Group, Inc. of $2,466 million increased $29 million (1.2%), due primarily to higher operating income, mostly offset by the loss on early extinguishment of debt in 2015, lower earnings from Altria Group, Inc.’s equity investment in SABMiller and higher interest and other debt expense, net. Diluted and basic EPS attributable to Altria Group, Inc. of $1.25, each increased by 1.6% due to higher net earnings attributable to Altria Group, Inc. and fewer shares outstanding.

Consolidated Results of Operations for the Three Months Ended June 30, 2015

The following discussion compares consolidated operating results for the three months ended June 30, 2015 with the three months ended June 30, 2014.

Net revenues, which include excise taxes billed to customers, increased $357 million (5.7%), due primarily to higher net revenues in the smokeable products segment.

Excise taxes on products increased $53 million (3.1%), due primarily to higher smokeable products shipment volume.

Cost of sales increased $36 million (1.8%), due primarily to NPM Adjustment Items in 2014.

Operating income increased $249 million (12.6%), due primarily to higher operating results from the smokeable products segment.

Interest and other debt expense, net, decreased $35 million (15.2%), due primarily to lower interest costs on debt as a result of debt refinancing activities in 2015 and 2014, and the reduction in the second quarter of 2014 of previously recorded interest income related to the NPM Adjustment Items.

Earnings from Altria Group, Inc.’s equity investment in SABMiller, which increased $25 million (12.5%), were positively affected by SABMiller special items and negatively affected by unfavorable currency impacts from a stronger U.S. dollar.

Net earnings attributable to Altria Group, Inc. of $1,448 million increased $186 million (14.7%), due primarily to higher operating income and lower interest and other debt expense, net. Diluted and basic EPS attributable to Altria Group, Inc. of $0.74, each increased by 15.6% due primarily to higher net earnings attributable to Altria Group, Inc.

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

▪
the highly competitive nature of the tobacco categories in which our tobacco subsidiaries operate, including competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation;

▪	illicit trade in tobacco products; and

▪	potential adverse changes in tobacco leaf price, availability and quality.

In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria Group, Inc.’s tobacco subsidiaries. Our tobacco subsidiaries believe that a significant number of adult tobacco consumers switch between tobacco categories or use multiple forms of tobacco products and that approximately 50% of adult smokers say they are interested in trying innovative tobacco products. Altria Group, Inc.’s tobacco subsidiaries further believe that nearly all adult smokers are aware of e-vapor products (such as electronic cigarettes) and approximately 60% have tried them. Nu Mark estimates that 2014 total consumer expenditures on e-vapor products were approximately $2 billion.

Altria Group, Inc. and its tobacco subsidiaries work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the United States through innovation and adjacency growth strategies (including, where appropriate, arrangements with, or investments in, third parties). For example, Nu Mark entered the e-vapor category in 2013 and completed the national expansion of MarkTen products in December 2014. See the discussions regarding new product technologies, adjacency growth strategy and evolving consumer preferences in Cautionary Factors That May Affect Future Results below for certain risks associated with the foregoing discussion.

We have provided additional detail on the following topics below:

▪FSPTCA and FDA Regulation;
▪Excise Taxes;
▪International Treaty on Tobacco Control;
▪State Settlement Agreements;
▪Other Federal, State and Local Regulation and Activity;
▪Illicit Trade in Tobacco Products;
▪Price, Availability and Quality of Agricultural Products; and
▪Timing of Sales.

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

▪
authorizing the FDA to subject tobacco products that would be modified or first introduced into the market after March 22, 2011 to application and pre-market review and authorization requirements (the “New Product Application Process”) if the FDA does not find them, as a manufacturer may contend, to be “substantially equivalent” to products commercially marketed as of February 15, 2007, and possibly to deny any such new product application, thereby preventing the distribution and sale of any product affected by such denial; and

▪
authorizing the FDA to determine that certain existing tobacco products modified or introduced into the market for the first time between February 15, 2007 and March 22, 2011 are not “substantially equivalent” to products commercially marketed as of February 15, 2007, in which case the FDA could require the removal of such products or subject them to the New Product Application Process and, if any such applications are denied, prevent the continued distribution and sale of such products (see FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways below); and

▪	equips the FDA with a variety of investigatory and enforcement tools, including the authority to inspect tobacco product manufacturing and other facilities.

In April 2014, the FDA issued proposed regulations for other tobacco products, which as proposed would include machine-made large cigars, e-vapor products (such as electronic cigarettes), pipe tobacco and oral tobacco-derived nicotine products marketed and sold by some of our tobacco subsidiaries. The proposed regulations would impose the FSPTCA regulatory framework on products manufactured, marketed and sold by Middleton and Nu Mark with potentially wide-ranging impact on their businesses. See FDA Regulatory Actions - Proposed Deeming Regulations below.

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

In March 2011, PM USA submitted a report to the FDA outlining its position that neither science nor other evidence demonstrates that regulatory actions or restrictions related to the use of menthol cigarettes are warranted. The report noted PM USA’s belief that significant restrictions on the use of menthol cigarettes would have unintended consequences detrimental to public health and society. The FDA has stated that the TPSAC report is only a recommendation, and, in July 2013, the FDA released its preliminary scientific evaluation on menthol, which states “that menthol cigarettes pose a public health risk above that seen with non-menthol cigarettes.” At the same time, the FDA also issued an advance notice of proposed rulemaking requesting comments on the FDA’s preliminary scientific evaluation and information that may inform potential regulatory actions regarding menthol in cigarettes or other tobacco products. In November 2013, PM USA submitted comments to the FDA raising a number of concerns with the preliminary scientific evidence and about unintended consequences detrimental to public health and society. No future action can be taken by the FDA to regulate the manufacture, marketing or sale of menthol cigarettes (including a possible ban) until the completion of the rulemaking process. As noted above, the FDA is subject to a July 2014 court order that bars it from relying on the TPSAC report, although the FDA is currently appealing that order. At this time, it is unclear how the FDA plans to proceed while that appeal is pending.

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

In March 2015, the FDA issued a document entitled “Guidance for Industry: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions” (“Substantial Equivalence Guidance”). In that document, the FDA announced that (i) certain label changes and (ii) changes to the quantity of tobacco product(s) in a package would each require submission of newly required substantial equivalence reports and authorization from the FDA prior to marketing tobacco products with such changes, even when the tobacco product itself is not changed. PM USA and USSTC market various products that fall within the scope of the Substantial Equivalence Guidance.

In April 2015, PM USA, USSTC and other tobacco product manufacturers filed a lawsuit in the United States District Court for the District of Columbia against the FDA, the United States Department of Health and Human Services, and the heads of both agencies seeking to declare these new requirements invalid and to enjoin defendants from enforcing them. On May 29, 2015, the FDA announced that it is continuing to consider the Substantial Equivalence Guidance in light of comments received and that it would not enforce the requirements under such guidance until further notice.  In light of the FDA’s announcement, the plaintiffs dismissed the pending lawsuit without prejudice on June 2, 2015.

Good Manufacturing Practices

The FSPTCA requires that the FDA promulgate good manufacturing practice regulations (referred to by the FDA as “Requirements for Tobacco Product Manufacturing Practice”) for tobacco product manufacturers, but does not specify a timeframe for such regulations.

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

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. By way of example, in 2009, the federal excise tax (“FET”) on cigarettes increased from $0.39 per pack to approximately $1.01 per pack, in 2010, the New York state excise tax increased by $1.60 to $4.35 per pack and in October 2014, Philadelphia, Pennsylvania enacted a $2.00 per pack local cigarette excise tax. Between the end of 1998 and July 24, 2015, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.53 per pack. As of July 24, 2015, Nevada, Kansas, Vermont, Louisiana, Ohio, Rhode Island and Connecticut have enacted legislation to increase their cigarette excise taxes in 2015. The President’s 2015 Budget proposes significant increases in the FET for all tobacco products. The proposed budget would increase the FET on a pack of cigarettes by $0.94 per pack, raising the total FET to $1.95 per pack, and would also increase the tax on other tobacco products by a proportionate amount. It is not possible to predict whether this proposed FET increase will be enacted.

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

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of July 24, 2015, the federal government, 22 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of July 24, 2015, 179 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain; and restrict smoking in public places.

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
Operating Results

The following discussion compares operating results for the smokeable and smokeless products segments for the six and three months ended June 30, 2015, with the six and three months ended June 30, 2014.

	For the Six Months Ended June 30,
	Net Revenues		Operating Companies Income
	2015	2014	2015	2014
	(in millions)
Smokeable products	$11,195	$10,569	$3,710	$3,320
Smokeless products	911	879	544	524
Total smokeable and smokeless products	$12,106	$11,448	$4,254	$3,844

	For the Three Months Ended June 30,
	Net Revenues		Operating Companies Income
	2015	2014	2015	2014
	(in millions)
Smokeable products	$5,974	$5,611	$2,024	$1,789
Smokeless products	481	464	293	285
Total smokeable and smokeless products	$6,455	$6,075	$2,317	$2,074

Smokeable products segment

The smokeable products segment’s net revenues, operating companies income and operating companies income margin increased during the six and three months ended June 30, 2015, due primarily to higher pricing and higher volume. PM USA grew Marlboro’s retail share and its total cigarette retail share versus both prior-year periods.

The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(sticks in millions)
Cigarettes:
Marlboro	53,615	52,495	2.1%	28,498	27,679	3.0%
Other premium	3,345	3,458	(3.3)%	1,767	1,829	(3.4)%
Discount	5,362	4,930	8.8%	2,859	2,626	8.9%
Total cigarettes	62,322	60,883	2.4%	33,124	32,134	3.1%
Cigars:
Black & Mild	623	590	5.6%	325	320	1.6%
Other	13	15	(13.3)%	9	11	(18.2)%
Total cigars	636	605	5.1%	334	331	0.9%
Total smokeable products	62,958	61,488	2.4%	33,458	32,465	3.1%

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

The following table summarizes the smokeable products segment retail share performance:

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2015	2014	Percentage Point Change	2015	2014	Percentage Point Change
Cigarettes:
Marlboro	44.1%	43.8%	0.3	44.2%	43.9%	0.3
Other premium	2.8	2.9	(0.1)	2.8	2.9	(0.1)
Discount	4.4	4.1	0.3	4.4	4.1	0.3
Total cigarettes	51.3%	50.8%	0.5	51.4%	50.9%	0.5
Cigars:
Black & Mild	27.1%	28.0%	(0.9)	27.6%	28.3%	(0.7)
Other	0.4	0.3	0.1	0.3	0.4	(0.1)
Total cigars	27.5%	28.3%	(0.8)	27.9%	28.7%	(0.8)

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

PM USA and Middleton executed the following pricing and promotional allowance actions during 2015 and 2014:

▪	Effective May 17, 2015, PM USA increased the list price on all of its cigarette brands by $0.07 per pack.

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

Net revenues, which include excise taxes billed to customers, for the six months ended June 30, 2015 increased $626 million (5.9%), due primarily to higher pricing, which includes higher promotional investments, and higher shipment volume ($290 million). Operating companies income for the six months ended June 30, 2015 increased $390 million (11.7%), due primarily to higher pricing, which includes higher promotional investments, higher shipment volume ($149 million) and lower resolution expenses (due principally to the end of the federal tobacco quota buy-out payments after the third quarter of 2014). These factors were partially offset by higher costs (due primarily to higher pension and benefit costs, and marketing, administration and research costs), NPM Adjustment Items in 2014 ($43 million) and higher tobacco and health litigation items ($29 million).

Net revenues, which include excise taxes billed to customers, for the three months ended June 30, 2015 increased $363 million (6.5%), due primarily to higher pricing, which includes higher promotional investments, and higher shipment volume ($191 million). Operating companies income for the three months ended June 30, 2015 increased $235 million (13.1%), due primarily to higher pricing, which includes higher promotional investments, higher shipment volume ($99 million), and lower resolution expenses (due principally to the end of the federal tobacco quota buy-out payments after the third quarter of 2014).

These factors were partially offset by the NPM Adjustment Items in 2014 ($43 million) and higher costs (due primarily to higher pension and benefit costs, and marketing, administration and research costs) in 2015.

Total smokeable products shipment volume for the six and three months ended June 30, 2015 increased 2.4% and 3.1%, respectively. PM USA’s reported domestic cigarettes shipment volume increased 2.4% and 3.1% for the six and three months ended June 30, 2015, respectively, benefiting from industry volume improvement, trade inventory movements and retail share gains. The benefits from these trade inventory movements are expected to moderate going forward.

When adjusted for trade inventory movements and other factors, PM USA estimates that its 2015 first-half and second-quarter domestic cigarettes shipment volume increased approximately 0.5% and 1%, respectively. PM USA estimates that total industry cigarette volumes decreased 0.5% for the first half of 2015 and were unchanged in the second quarter of 2015.

PM USA’s shipments of premium cigarettes accounted for 91.4% of its reported domestic cigarettes shipment volume for the six and three months ended June 30, 2015, versus 91.9% and 91.8% for the six and three months ended June 30, 2014, respectively.

Middleton’s reported cigars shipment volume for the six and three months ended June 30, 2015 increased 5.1% and 0.9%, respectively, driven primarily by Black & Mild in the tipped cigars segment.

In both the first half and second quarter of 2015, Marlboro gained 0.3 retail share points and PM USA grew its total retail share by 0.5 share points due to gains by Marlboro and L&M in Discount. These share gains were partially offset by share losses on other portfolio brands.

In the total machine-made large cigars category, Black & Mild’s retail share declined 0.9 and 0.7 share points in the first half and second quarter of 2015, respectively, as Middleton continued to concentrate on the more profitable tipped cigars segment, where Black & Mild gained share.
Smokeless products segment

In both the first half and second quarter of 2015, the smokeless products segment grew operating companies income, primarily through higher pricing, and USSTC increased Copenhagen and Skoal’s combined retail share.

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(cans and packs in millions)
Copenhagen	231.3	218.9	5.7%	121.2	115.0	5.4%
Skoal	133.4	133.3	0.1%	69.4	69.3	0.1%
Copenhagen and Skoal	364.7	352.2	3.5%	190.6	184.3	3.4%
Other	35.4	37.7	(6.1)%	18.4	19.5	(5.6)%
Total smokeless products	400.1	389.9	2.6%	209.0	203.8	2.6%

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

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2015	2014	Percentage Point Change	2015	2014	Percentage Point Change
Copenhagen	31.3%	30.4%	0.9	31.3%	30.5%	0.8
Skoal	19.8	20.4	(0.6)	19.8	20.5	(0.7)
Copenhagen and Skoal	51.1	50.8	0.3	51.1	51.0	0.1
Other	3.7	4.0	(0.3)	3.7	3.9	(0.2)
Total smokeless products	54.8%	54.8%	—	54.8%	54.9%	(0.1)

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

USSTC executed the following pricing actions during 2015 and 2014:

▪	Effective May 5, 2015, USSTC increased the list price on all its brands by $0.07 per can.

▪	Effective November 25, 2014, USSTC increased the list price on all its brands by $0.07 per can.

▪	Effective May 11, 2014, USSTC increased the list price on all of its brands by $0.06 per can.

Net revenues, which include excise taxes billed to customers, for the six and three months ended June 30, 2015 increased $32 million (3.6%) and $17 million (3.7%), respectively, and operating companies income for the six and three months ended June 30, 2015 increased $20 million (3.8%) and $8 million (2.8%), respectively, due primarily to higher pricing, which includes higher promotional investments.

For the six and three months ended June 30, 2015, reported domestic smokeless products shipment volume increased 2.6%, as volume growth in Copenhagen was partially offset by declines in Other portfolio brands. Copenhagen and Skoal’s combined reported shipment volume for the six and three months ended June 30, 2015 increased 3.5% and 3.4%, respectively.
After adjusting for trade inventory movements and other factors, USSTC estimates that domestic smokeless products shipment volume grew approximately 2.5% in both the first half and second quarter of 2015. USSTC estimates that the smokeless products category volume grew approximately 3% over the 12 months ended June 30, 2015 as compared to approximately 4.5% over the 12 months ended June 30, 2014. USSTC continues to believe that the smokeless category’s growth rate is best determined over a longer time horizon and will continue to monitor industry volume closely.
Copenhagen and Skoal’s combined retail share for the six and three months ended June 30, 2015 increased 0.3 and 0.1 share points, respectively. For the first half of 2015, Copenhagen’s retail share increased 0.9 share points and Skoal’s retail share declined 0.6 share points. In the second quarter of 2015, Copenhagen’s retail share increased 0.8 share points, mostly offset by Skoal’s retail share decline of 0.7 share points.

Total smokeless products retail share was unchanged at 54.8% for the first half of 2015, and declined 0.1 share point to 54.8% for the second quarter of 2015.

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

Operating Results
Ste. Michelle increased its net revenues and operating companies income for the six and three months ended June 30, 2015, due primarily to higher shipment volume and improved premium mix. Ste. Michelle expanded its operating companies income margin during the first half and second quarter of 2015.
The following discussion compares wine segment results for the six and three months ended June 30, 2015, with the six and three months ended June 30, 2014.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net revenues	$295	$275	$161	$146
Operating companies income	$62	$50	$35	$28

The following table summarizes wine segment case shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(cases in thousands)
Chateau Ste. Michelle	1,354	1,304	3.8%	803	731	9.8%
Columbia Crest	454	378	20.1%	227	186	22.0%
14 Hands	770	757	1.7%	389	371	4.9%
Other	1,188	1,151	3.2%	635	599	6.0%
Total wine	3,766	3,590	4.9%	2,054	1,887	8.9%

Net revenues, which include excise taxes billed to customers, for the six and three months ended June 30, 2015 increased $20 million (7.3%) and $15 million (10.3%), respectively, and operating companies income for the six and three months ended June 30, 2015 increased $12 million (24.0%) and $7 million (25.0%), respectively, due primarily to higher shipment volume and improved premium mix.

For the six and three months ended June 30, 2015, Ste. Michelle’s reported wine shipment volume grew 4.9% and 8.9%, respectively, driven by higher volume across all Ste. Michelle’s reported brands, led by Columbia Crest.

Financial Review

Net Cash Provided by Operating Activities

During the first six months of 2015, net cash provided by operating activities was $1,247 million compared with $759 million during the first six months of 2014. This increase was due primarily to higher net revenues in the smokeable products segment and the end of the federal tobacco quota buy-out payments after the third quarter of 2014, partially offset by higher settlement payments during 2015, driven by the impact of NPM Adjustment Items in 2014.

Altria Group, Inc. had a working capital deficit at June 30, 2015 and December 31, 2014. Altria Group, Inc.’s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.

Net Cash Provided by Investing Activities

During the first six months of 2015, net cash provided by investing activities was $87 million compared with $102 million during the first six months of 2014. This decrease was due primarily to the following:

▪	sale of PM USA’s Cabarrus, North Carolina manufacturing facility during the second quarter of 2014; and

▪	higher capital expenditures during the first six months of 2015, due primarily to a new USSTC manufacturing facility;
partially offset by:

▪	Nu Mark’s acquisition of the e-vapor business of Green Smoke, Inc. and its affiliates during the second quarter of 2014.

Cash Used in Financing Activities

During the first six months of 2015, cash used in financing activities was $3,532 million compared with $2,843 million during the first six months of 2014. This increase was due primarily to the following:

▪
debt tender offer completed during the first quarter of 2015, which resulted in the repurchase of $793 million of senior unsecured long-term notes and a $226 million payment of premiums and fees, as more fully described in Note 8. Debt to the condensed consolidated financial statements in Item 1 (“Note 8”);

▪	higher dividends paid during the first six months of 2015; and

▪	higher share repurchases during the first six months of 2015;
partially offset by:

▪	$525 million repayment of Altria Group, Inc. senior unsecured notes at scheduled maturity during the first quarter of 2014.

Debt and Liquidity

Credit Ratings - Altria Group, Inc.’s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings.  Under the terms of certain of Altria Group, Inc.’s existing debt instruments, a change in a credit rating could result in an increase or a decrease of the cost of borrowings. For instance, the interest rate payable on certain of Altria Group, Inc.’s outstanding notes is subject to adjustment from time to time if the rating assigned to the notes of such series by Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“Standard & Poor’s”) is downgraded (or subsequently upgraded) as and to the extent set forth in the notes. The impact of credit ratings on the cost of borrowings under Altria Group, Inc.’s credit agreement is discussed below. See the discussion below regarding the potential adverse impact of certain events on Altria Group, Inc.’s credit ratings in Cautionary Factors That May Affect Future Results.

At June 30, 2015, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook

Moody’s	P-2	Baa1	Stable
Standard & Poor’s	A-2	BBB+	Stable
Fitch Ratings Ltd.	F2	BBB+	Stable

Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At June 30, 2015 and 2014, and at December 31, 2014, Altria Group, Inc. had no short-term borrowings.

For the six and three months ended June 30, 2015 and 2014, Altria Group, Inc.’s average daily short-term borrowings, peak short-term borrowings outstanding and weighted-average interest rate on short-term borrowings were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
	(dollars in millions)
Average daily short-term borrowings	$188	$71	$375	$142
Peak short-term borrowings outstanding	$1,125	$650	$1,125	$650
Weighted-average interest rate on short-term borrowings	0.57%	0.27%	0.57%	0.27%

Short-term borrowings were repaid with cash provided by operating activities. Peak borrowings for the six and three months ended June 30, 2015 and 2014 were due primarily to payments related to State Settlement Agreements as further discussed in Tobacco Space - Business Environment, Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation, and Note 9.

At June 30, 2015, Altria Group, Inc. had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires August 19, 2019, with an option, subject to certain conditions, for Altria Group, Inc. to extend the expiration date for an additional one-year period. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at June 30, 2015 for borrowings under the Credit Agreement was 1.25%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At June 30, 2015, credit available to Altria Group, Inc. under the Credit Agreement was $3.0 billion.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At June 30, 2015, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.6 to 1.0 and 10.5 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.’s Form 10-Q for the period ended September 30, 2013 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.

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

Debt - At June 30, 2015 and December 31, 2014, Altria Group, Inc.’s total debt was $13.9 billion and $14.7 billion, respectively.

As discussed in Note 8, during the first quarter of 2015, Altria Group, Inc. completed a debt tender offer to purchase for cash $793 million aggregate principal amount of its senior unsecured 9.700% notes due 2018.
Guarantees and Other Similar Matters - As discussed in Note 9, Altria Group, Inc. and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at June 30, 2015. From time to time, subsidiaries of Altria Group, Inc. also issue lines of credit to affiliated entities. In addition, as discussed in Note 10, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.
Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation - As discussed previously and in Note 9, PM USA has entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. PM USA, Middleton, and USSTC were also subject to payment obligations imposed by the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”). The FETRA payment obligations expired after the third quarter of 2014. In addition, in June 2009, PM USA and USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements, FETRA and the FDA user fees are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.’s subsidiaries recorded approximately $2.4 billion of charges to cost of sales for each of the six months ended June 30, 2015 and 2014, and approximately $1.3 billion of charges to cost of sales for each of the three month periods ended June 30, 2015 and 2014. The amounts for the six and three months ended June 30, 2015 included a decrease in the charge to cost of sales of approximately $200 million and $100 million, respectively, reflecting the expiration of the obligations imposed by FETRA after the third quarter of 2014. In addition, the 2014 amounts included reductions to cost of sales of $43 million for the six and three months ended June 30, 2014 for the NPM Adjustment Items.

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

Based on current agreements, 2014 market share and historical annual industry volume decline rates, the estimated amounts that Altria Group, Inc.’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees approximate $4.7 billion in 2015 and each year thereafter. The decrease in these amounts compared with approximately $4.9 billion charged to cost of sales in 2014 reflects the expiration of obligations imposed by FETRA after the third quarter of 2014. These estimated amounts exclude the potential impact of the revised and streamlined NPM Adjustment provision applicable to signatory states for years after 2014 discussed above.

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

Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of June 30, 2015, PM USA had posted various forms of security totaling approximately $64 million, the majority of which have been collateralized with cash deposits. These cash deposits are included in other assets on the condensed consolidated balance sheet.

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

Leases - PMCC’s investment in leases is included in the line item finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014. At June 30, 2015, PMCC’s net finance receivables of approximately $1.4 billion in leveraged leases, which are included in finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheet, consisted of rents receivable ($2.4 billion) and the residual value of assets under lease ($0.8 billion), reduced by third-party nonrecourse debt ($1.4 billion) and unearned income ($0.4 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, of $1.3 billion at June 30, 2015, also included an allowance for losses.

Equity and Dividends

On January 28, 2015, Altria Group, Inc. granted an aggregate of 1.2 million shares of restricted stock units (also known as deferred stock) to eligible employees. Restrictions on 1.0 million and 0.2 million of these shares lapse in the first quarters of 2018 and 2020, respectively. The market value per share was $54.56 on the date of grant.

During the six months ended June 30, 2015, 1.6 million shares of restricted stock and restricted stock units vested. The total fair value of restricted stock and restricted stock units that vested during the six months ended June 30, 2015 was $84 million. The weighted-average grant date fair value per share of these awards was $28.52.

Dividends paid during the first six months of 2015 and 2014 were $2,050 million and $1,912 million, respectively, an increase of 7.2%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase programs. Altria Group, Inc. expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $2.08 per Altria Group, Inc. share. Future dividend payments remain subject to the discretion of Altria Group, Inc.’s Board of Directors (the “Board of Directors”).

In July 2014, the Board of Directors authorized a $1.0 billion share repurchase program (the “July 2014 share repurchase program”). At June 30, 2015, Altria Group, Inc. had approximately $63 million remaining in the July 2014 share repurchase program, which it subsequently completed in July 2015. In July 2015, the Board of Directors authorized a new $1.0 billion share repurchase program, which Altria Group, Inc. expects to complete by the end of 2016.

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

Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 47 states and Puerto Rico now limit the dollar amount of bonds or require no bond at all. As discussed in Note 9, tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or the businesses of one or more of its subsidiaries, could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.

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

Our tobacco businesses face significant competition and their failure to compete effectively could have an adverse effect on the consolidated results of operations or cash flows of Altria Group, Inc., or the business of Altria Group, Inc.’s tobacco subsidiaries.

Each of Altria Group, Inc.’s tobacco subsidiaries operates in highly competitive tobacco categories. Significant methods of competition include product quality, taste, price, product innovation, marketing, packaging, distribution and promotional activities.  A highly competitive environment could negatively impact the profitability, market share and shipment volume of our tobacco subsidiaries, which could have an adverse effect on the consolidated results of operations or cash flows of Altria Group, Inc.

PM USA also faces competition from lowest priced brands sold by certain United States and foreign manufacturers that have cost advantages because they are not parties to settlements of certain tobacco litigation in the United States. These settlements, among other factors, have resulted in substantial cigarette price increases. These manufacturers may fail to comply with related state escrow legislation or may avoid escrow deposit obligations on the majority of their sales by concentrating on certain states where escrow deposits are not required or are required on fewer than all such manufacturers’ cigarettes sold in such states. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes, and imports of foreign lowest priced brands. USSTC faces significant competition in the smokeless tobacco category and has experienced consumer down-trading to lower-priced brands. In the cigar category, additional competition has resulted from increased imports of machine-made large cigars manufactured offshore.

Altria Group, Inc. and its subsidiaries may be unsuccessful in anticipating changes in adult consumer preferences, responding to changes in consumer purchase behavior or managing through difficult competitive and economic conditions.

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

Altria Group, Inc. from time to time considers acquisitions and may engage in confidential acquisition negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Although we seek to maintain or improve our credit ratings over time, it is possible that completing a given acquisition or the occurrence of other events could impact our credit ratings or the outlook for those ratings. Any such change in ratings or outlook may negatively affect the amount of credit available to us and may also increase our costs and adversely affect our earnings or our dividend rate.

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

The failure of Altria Group, Inc.’s information systems to function as intended, or cyberattacks or security breaches, could result in loss of revenue, assets, personal data, intellectual property, trade secrets or other sensitive data, violation of applicable privacy and data security laws, reputational harm and significant costs.

Altria Group, Inc. and its subsidiaries rely on information systems to help manage business processes, collect and interpret business data, comply with regulatory, financial reporting and tax requirements, engage in marketing and e-commerce activities, collect and store sensitive data and confidential information, and communicate internally and externally with employees, investors, suppliers, trade customers, adult consumers and others. Many of these information systems are managed by third-party service providers. We have implemented administrative, technical and physical safeguards, including backup systems and business continuity plans, intended to protect our systems and data. However, because the techniques used in cyberattacks and security breaches change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. To date, interruptions of our information systems have been infrequent and have not had a material impact on our operations. Failure of our systems to function as intended or cyberattacks or security breaches by parties intent on extracting or corrupting information or otherwise disrupting business processes could result in loss of revenue, assets, personal data, intellectual property, trade secrets or other sensitive and confidential data, violation of applicable privacy and data security laws, damage to the reputation of our companies and their brands, legal challenges and significant remediation and other costs to Altria Group, Inc. and its subsidiaries.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors authorized a $1.0 billion share repurchase program in July 2014, which Altria Group, Inc. completed in July 2015. In July 2015, the Board of Directors authorized a new $1.0 billion share repurchase program, which Altria Group, Inc. expects to complete by the end of 2016. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended June 30, 2015, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

April 1 - 30, 2015	1,778,130	$51.56	1,775,800	$234,053,957
May 1 - 31, 2015	1,554,400	$51.43	1,554,400	$154,106,253
June 1 - 30, 2015	1,858,476	$49.10	1,854,400	$63,055,225
For the Quarter Ended June 30, 2015	5,191,006	$50.64	5,184,600

(1)
The total number of shares purchased include (a) shares purchased under the July 2014 share repurchase program (which totaled 1,775,800 shares in April, 1,554,400 shares in May and 1,854,400 shares in June) and (b) shares withheld by Altria Group, Inc. in an amount equal to statutory withholding taxes for holders who vested in restricted stock and restricted stock units, and forfeitures of restricted stock for which consideration was paid in connection with termination of employment of certain employees (which totaled 2,330 shares in April and 4,076 shares in June).

Item 6. Exhibits.

10.1
2015 Performance Incentive Plan, effective on May 1, 2015. Incorporated by reference to Exhibit A to Altria Group, Inc.’s definitive proxy statement on Schedule 14A filed on April 9, 2015 (File No. 1-08940).

10.2
2015 Stock Compensation Plan for Non-Employee Directors, effective on May 21, 2015. Incorporated by reference to Exhibit B to Altria Group, Inc.’s definitive proxy statement on Schedule 14A filed on April 9, 2015 (File No. 1-08940).

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
July 29, 2015