Form 10-Q
period 2015-09-30
ALTRIA GROUP, INC.
filed 2015-10-29
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
At October 19, 2015, there were 1,960,679,441 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$1,907	$3,321
Receivables	137	124
Inventories:
Leaf tobacco	863	991
Other raw materials	187	200
Work in process	393	429
Finished product	511	420
	1,954	2,040
Deferred income taxes	1,143	1,143
Other current assets	370	250
Total current assets	5,511	6,878
Property, plant and equipment, at cost	4,866	4,755
Less accumulated depreciation	2,850	2,772
	2,016	1,983
Goodwill	5,285	5,285
Other intangible assets, net	12,033	12,049
Investment in SABMiller	5,442	6,183
Finance assets, net	1,295	1,614
Other assets	417	483
Total Assets	$31,999	$34,475

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	September 30, 2015	December 31, 2014
Liabilities
Current portion of long-term debt	$3	$1,000
Accounts payable	307	416
Accrued liabilities:
Marketing	766	618
Employment costs	146	186
Settlement charges	3,216	3,500
Other	1,019	925
Dividends payable	1,110	1,028
Total current liabilities	6,567	7,673
Long-term debt	12,918	13,693
Deferred income taxes	5,831	6,088
Accrued pension costs	903	1,012
Accrued postretirement health care costs	2,444	2,461
Other liabilities	420	503
Total liabilities	29,083	31,430
Contingencies (Note 10)
Redeemable noncontrolling interest	35	35
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,800	5,735
Earnings reinvested in the business	27,118	26,277
Accumulated other comprehensive losses	(3,157)	(2,682)
Cost of repurchased stock (845,281,876 shares at September 30, 2015 and 834,486,794 shares at December 31, 2014)	(27,809)	(27,251)
Total stockholders’ equity attributable to Altria Group, Inc.	2,887	3,014
Noncontrolling interests	(6)	(4)
Total stockholders’ equity	2,881	3,010
Total Liabilities and Stockholders’ Equity	$31,999	$34,475
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Net revenues	$19,116	$18,264
Cost of sales	5,733	5,799
Excise taxes on products	4,991	4,932
Gross profit	8,392	7,533
Marketing, administration and research costs	1,951	1,821
Changes to Mondelēz and PMI tax-related receivables/payables	41	5
Asset impairment and exit costs	4	(1)
Operating income	6,396	5,708
Interest and other debt expense, net	609	596
Loss on early extinguishment of debt	228	—
Earnings from equity investment in SABMiller	(546)	(753)
Earnings before income taxes	6,105	5,865
Provision for income taxes	2,110	2,031
Net earnings	3,995	3,834
Net earnings attributable to noncontrolling interests	(1)	—
Net earnings attributable to Altria Group, Inc.	$3,994	$3,834
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$2.03	$1.93
Dividends declared	$1.605	$1.48
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2015	2014
Net revenues	$6,699	$6,491
Cost of sales	1,932	2,079
Excise taxes on products	1,721	1,738
Gross profit	3,046	2,674
Marketing, administration and research costs	698	663
Changes to Mondelēz and PMI tax-related receivables/payables	41	5
Asset impairment and exit costs	—	7
Operating income	2,307	1,999
Interest and other debt expense, net	205	213
Earnings from equity investment in SABMiller	(187)	(328)
Earnings before income taxes	2,289	2,114
Provision for income taxes	761	717
Net earnings	1,528	1,397
Net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to Altria Group, Inc.	$1,528	$1,397
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$0.78	$0.71
Dividends declared	$0.565	$0.52
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Net earnings	$3,995	$3,834
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments	(3)	(1)
Benefit plans	121	71
SABMiller	(593)	(146)
Other comprehensive losses, net of deferred income taxes	(475)	(76)

Comprehensive earnings	3,520	3,758
Comprehensive earnings attributable to noncontrolling interests	(1)	—
Comprehensive earnings attributable to Altria Group, Inc.	$3,519	$3,758
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,
	2015	2014
Net earnings	$1,528	$1,397
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments	(2)	(2)
Benefit plans	40	22
SABMiller	(317)	(245)
Other comprehensive losses, net of deferred income taxes	(279)	(225)

Comprehensive earnings	1,249	1,172
Comprehensive earnings attributable to noncontrolling interests	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$1,249	$1,172

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Year Ended December 31, 2014 and
the Nine Months Ended September 30, 2015
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2013	$935	$5,714	$25,168	$(1,378)	$(26,320)	$(1)	$4,118
Net earnings (losses) (1)	—	—	5,070	—	—	(3)	5,067
Other comprehensive losses, net of deferred income taxes	—	—	—	(1,304)	—	—	(1,304)
Stock award activity	—	21	—	—	8	—	29
Cash dividends declared ($2.00 per share)	—	—	(3,961)	—	—	—	(3,961)
Repurchases of common stock	—	—	—	—	(939)	—	(939)
Balances, December 31, 2014	935	5,735	26,277	(2,682)	(27,251)	(4)	3,010
Net earnings (losses) (1)	—	—	3,994	—	—	(2)	3,992
Other comprehensive losses, net of deferred income taxes	—	—	—	(475)	—	—	(475)
Stock award activity	—	65	—	—	(40)	—	25
Cash dividends declared ($1.605 per share)	—	—	(3,153)	—	—	—	(3,153)
Repurchases of common stock	—	—	—	—	(518)	—	(518)
Balances, September 30, 2015	$935	$5,800	$27,118	$(3,157)	$(27,809)	$(6)	$2,881

(1)
Net losses attributable to noncontrolling interests for the nine months ended September 30, 2015 and for the year ended December 31, 2014 exclude net earnings of $3 million for each period, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section in the condensed consolidated balance sheets at September 30, 2015 and December 31, 2014.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash Provided by (Used in) Operating Activities
Net earnings	$3,995	$3,834
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	150	149
Deferred income tax benefit	(1)	(36)
Earnings from equity investment in SABMiller	(546)	(753)
Dividends from SABMiller	374	344
Loss on early extinguishment of debt	228	—
Cash effects of changes, net of the effects from acquisition of Green Smoke:
Receivables, net	9	10
Inventories	59	(20)
Accounts payable	(102)	(64)
Income taxes	(6)	17
Accrued liabilities and other current assets	22	(320)
Accrued settlement charges	(284)	(252)
Pension plan contributions	(23)	(12)
Pension provisions and postretirement, net	78	17
Other	137	146
Net cash provided by operating activities	4,090	3,060
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash Provided by (Used in) Investing Activities
Capital expenditures	$(162)	$(116)
Acquisition of Green Smoke, net of acquired cash	—	(93)
Proceeds from finance assets	255	190
Other	2	79
Net cash provided by investing activities	95	60
Cash Provided by (Used in) Financing Activities
Long-term debt repaid	(1,793)	(525)
Repurchases of common stock	(518)	(679)
Dividends paid on common stock	(3,071)	(2,864)
Premiums and fees related to early extinguishment of debt	(226)	—
Other	9	14
Net cash used in financing activities	(5,599)	(4,054)
Cash and cash equivalents:
Decrease	(1,414)	(934)
Balance at beginning of period	3,321	3,175
Balance at end of period	$1,907	$2,241
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At September 30, 2015, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged predominantly in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At September 30, 2015, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At September 30, 2015, Altria Group, Inc. also held approximately 27% of the economic and voting interest of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends. On October 13, 2015, Anheuser-Busch InBev SA/NV (“AB InBev”) and SABMiller announced an agreement in principle on key terms regarding AB InBev’s possible firm offer to effect a business combination with SABMiller for 44 British pounds in cash for each SABMiller share, with a partial share alternative available for approximately 41% of the SABMiller shares. On October 28, 2015, the U.K. Panel on Takeovers and Mergers extended the relevant takeover code deadline until November 4, 2015 to enable AB InBev to deliver a firm offer to effect the business combination. As previously announced, Altria Group, Inc. supports the proposed transaction and, subject to finalization of terms, is prepared to elect the partial share alternative. There can be no certainty, however, either that AB InBev will make a firm offer or as to the terms on which any firm offer will be made.

Dividends and Share Repurchases

During the third quarter of 2015, Altria Group, Inc.’s Board of Directors (the “Board of Directors”) approved an 8.7% increase in the quarterly dividend rate to $0.565 per common share versus the previous rate of $0.52 per common share. The current annualized dividend rate is $2.26 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of the Board of Directors.

Altria Group, Inc.’s share repurchase activity was as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except per share data)
Total number of shares repurchased	10.0	17.2	1.2	6.4
Aggregate cost of shares repurchased	$518	$679	$63	$275
Average price per share of shares repurchased	$51.47	$39.44	$50.39	$42.87

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In July 2014, the Board of Directors authorized a $1.0 billion share repurchase program (the “July 2014 share repurchase program”). During the three months ended September 30, 2015, Altria Group, Inc. repurchased 1.2 million shares of its common stock (at an aggregate cost of approximately $63 million, and at an average price of $50.39 per share), completing the July 2014 share repurchase program. Under this program, Altria Group, Inc. repurchased a total of 20.4 million shares of its common stock at an average price of $48.90 per share.

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

These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Service cost	$65	$51	$22	$17
Interest cost	252	258	84	86
Expected return on plan assets	(405)	(389)	(135)	(129)
Amortization:
Net loss	175	111	58	36
Prior service cost	6	8	2	3
Net periodic pension cost	$93	$39	$31	$13

Employer Contributions

Altria Group, Inc. makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service (“IRS”) regulations. Employer contributions of $23 million were made to Altria Group, Inc.’s pension plans during the nine months ended September 30, 2015. Currently, Altria Group, Inc. anticipates making additional employer contributions to its pension plans during the remainder of 2015 of up to approximately $10 million, based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Service cost	$13	$11	$4	$3
Interest cost	75	80	24	26
Amortization:
Net loss	33	17	10	3
Prior service credit	(30)	(32)	(10)	(11)
Net postretirement health care costs	$91	$76	$28	$21

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net earnings attributable to Altria Group, Inc.	$3,994	$3,834	$1,528	$1,397
Less: Distributed and undistributed earnings attributable to unvested restricted shares and restricted stock units (also known as deferred stock)	(8)	(9)	(3)	(3)
Earnings for basic and diluted EPS	$3,986	$3,825	$1,525	$1,394

Weighted-average shares for basic and diluted EPS	1,962	1,981	1,958	1,976
Note 5. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

	For the Nine Months Ended September 30, 2015
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2014	$(2)	$(2,040)	$(640)		$(2,682)

Other comprehensive losses before reclassifications	(4)	—	(927)		(931)
Deferred income taxes	1	—	324		325
Other comprehensive losses before reclassifications, net of deferred income taxes	(3)	—	(603)		(606)

Amounts reclassified to net earnings	—	198	14		212
Deferred income taxes	—	(77)	(4)		(81)
Amounts reclassified to net earnings, net of deferred income taxes	—	121	10		131

Other comprehensive (losses) earnings, net of deferred income taxes	(3)	121	(593)	(1)	(475)

Balances, September 30, 2015	$(5)	$(1,919)	$(1,233)		$(3,157)

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended September 30, 2015
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, June 30, 2015	$(3)	$(1,959)	$(916)		$(2,878)

Other comprehensive losses before reclassifications	(3)	—	(493)		(496)
Deferred income taxes	1	—	173		174
Other comprehensive losses before reclassifications, net of deferred income taxes	(2)	—	(320)		(322)

Amounts reclassified to net earnings	—	64	5		69
Deferred income taxes	—	(24)	(2)		(26)
Amounts reclassified to net earnings, net of deferred income taxes	—	40	3		43

Other comprehensive (losses) earnings, net of deferred income taxes	(2)	40	(317)	(1)	(279)

Balances, September 30, 2015	$(5)	$(1,919)	$(1,233)		$(3,157)

	For the Nine Months Ended September 30, 2014
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2013	$—	$(1,273)	$(105)		$(1,378)

Other comprehensive losses before reclassifications	(1)	—	(280)		(281)
Deferred income taxes	—	—	98		98
Other comprehensive losses before reclassifications, net of deferred income taxes	(1)	—	(182)		(183)

Amounts reclassified to net earnings	—	116	56		172
Deferred income taxes	—	(45)	(20)		(65)
Amounts reclassified to net earnings, net of deferred income taxes	—	71	36		107

Other comprehensive (losses) earnings, net of deferred income taxes	(1)	71	(146)	(1)	(76)

Balances, September 30, 2014	$(1)	$(1,202)	$(251)		$(1,454)

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
(1) For the nine and three months ended September 30, 2015 and 2014, Altria Group, Inc.’s proportionate share of SABMiller’s other comprehensive earnings/losses consisted primarily of currency translation adjustments.

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Benefit Plans: (1)
Net loss	$222	$140	$72	$44
Prior service cost/credit	(24)	(24)	(8)	(8)
	198	116	64	36

SABMiller (2)	14	56	5	53

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$212	$172	$69	$89

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
Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net revenues:
Smokeable products	$17,235	$16,428	$6,040	5,859
Smokeless products	1,393	1,345	482	466
Wine	461	428	166	153
All other	27	63	11	13
Net revenues	$19,116	$18,264	$6,699	$6,491
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$5,831	$5,160	$2,121	$1,840
Smokeless products	830	804	286	280
Wine	97	81	35	31
All other	(139)	(143)	(35)	(89)
Amortization of intangibles	(16)	(15)	(6)	(5)
General corporate expenses	(166)	(174)	(53)	(53)
Changes to Mondelēz and PMI tax-related receivables/payables	(41)	(5)	(41)	(5)
Operating income	6,396	5,708	2,307	1,999
Interest and other debt expense, net	(609)	(596)	(205)	(213)
Loss on early extinguishment of debt	(228)	—	—	—
Earnings from equity investment in SABMiller	546	753	187	328
Earnings before income taxes	$6,105	$5,865	$2,289	$2,114

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The comparability of operating companies income for the reportable segments was affected by the following:

Non-Participating Manufacturer (“NPM”) Adjustment Items - For the nine and three months ended September 30, 2015 and 2014, pre-tax income for NPM adjustment items was recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Smokeable products segment	$126	$43	$126	$—
Interest and other debt expense, net	—	47	—	—
Total	$126	$90	$126	$—
These adjustments resulted from the settlement of, and determinations made in connection with, disputes with certain states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement (such settlements and determinations are referred to collectively as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 10. Contingencies). The amounts shown in the table above for the smokeable products segment were recorded by PM USA as reductions to cost of sales, which increased operating companies income in the smokeable products segment.
Tobacco and Health Litigation Items - For the nine and three months ended September 30, 2015 and 2014, pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Smokeable products segment	$102	$22	$54	$3
General corporate	—	15	—	—
Interest and other debt expense, net	13	2	13	1
Total	$115	$39	$67	$4
During the third quarter of 2015, PM USA recorded pre-tax charges of $54 million in marketing, administration and research costs related to tobacco and health judgments in six state Engle progeny lawsuits, as well as $13 million in interest costs related to those cases. During the first quarter of 2015, PM USA and certain other cigarette manufacturers reached a tentative agreement to resolve approximately 415 pending federal Engle progeny cases. As a result of the tentative agreement, during the first quarter of 2015, PM USA recorded a pre-tax provision of approximately $43 million in marketing, administration and research costs. For further discussion, see Smoking and Health Litigation in Note 10. Contingencies.
During the second quarter of 2014, Altria Group, Inc. and PM USA recorded an aggregate pre-tax charge of $31 million in marketing, administration and research costs for the estimated costs of implementing the corrective communications remedy in connection with the federal government’s lawsuit against Altria Group, Inc. and PM USA. For further discussion, see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit in Note 10. Contingencies.
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

At September 30, 2015, finance assets, net, of $1,295 million were comprised of investments in finance leases of $1,337 million, reduced by the allowance for losses of $42 million. At December 31, 2014, finance assets, net, of $1,614 million were comprised of investments in finance leases of $1,656 million, reduced by the allowance for losses of $42 million.

During the second quarter of 2015, as a result of the commencement of marketing efforts to sell certain aircraft within PMCC’s portfolio, PMCC determined that the estimated unguaranteed residual values on these aircraft should be reduced by $35 million. This decrease in unguaranteed residual values resulted in a reduction to PMCC’s net revenues of $29 million in the second quarter of 2015. There were no such adjustments for the three months ended September 30, 2015 and the nine months ended September 30, 2014.

PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. During the nine months ended September 30, 2014, PMCC determined that its allowance for losses exceeded the amount required based on management’s assessment of the credit quality and size of PMCC’s leasing portfolio. As a result, for the nine months ended September 30, 2014, PMCC reduced its allowance for losses by $10 million. This decrease to the allowance for losses was recorded as a reduction to marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statement of earnings. PMCC believes that, as of September 30, 2015, the allowance for losses of $42 million was adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may increase or decrease its allowance for losses if such conditions change in the future.
The activity in the allowance for losses on finance assets for the nine months ended September 30, 2015 and 2014 was as follows:

	For the Nine Months Ended September 30,
	2015	2014
	(in millions)
Balance at beginning of the year	$42	$52
Decrease to allowance	—	(10)
Balance at September 30	$42	$42

All PMCC lessees were current on their lease payment obligations as of September 30, 2015.
The credit quality of PMCC’s investments in finance leases as assigned by Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”) at September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
	(in millions)
Credit Rating by Standard & Poor’s/Moody’s:
“AAA/Aaa” to “A-/A3”	$214	$417
“BBB+/Baa1” to “BBB-/Baa3”	722	833
“BB+/Ba1” and Lower	401	406
Total	$1,337	$1,656

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8. Debt:

At September 30, 2015 and December 31, 2014, Altria Group, Inc. had no short-term borrowings.

Effective August 19, 2015, Altria Group, Inc. entered into an extension agreement (the “Extension Agreement”) to amend its $3.0 billion senior unsecured 5-year revolving credit agreement, dated as of August 19, 2013 (the “Credit Agreement”). The Extension Agreement extends the expiration date of the Credit Agreement from August 19, 2019 to August 19, 2020 pursuant to the terms of the Credit Agreement. All other terms and conditions of the Credit Agreement remain in full force and effect. The Credit Agreement was previously amended in 2014 to extend the expiration date from August 19, 2018 to August 19, 2019.

Any borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 11. Condensed Consolidating Financial Information. At September 30, 2015, credit available to Altria Group, Inc. under the Credit Agreement was $3.0 billion.

Long-term Debt

During the third quarter of 2015, Altria Group, Inc. repaid in full at maturity senior unsecured notes in the aggregate principal amount of $1.0 billion.
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
Altria Group, Inc.’s estimate of the fair value of its debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.’s total long-term debt at September 30, 2015 and December 31, 2014, was $14.5 billion and $17.0 billion, respectively, as compared with its carrying value of $12.9 billion and $14.7 billion, respectively.
Note 9. Income Taxes:

The income tax rate of 34.6% was unchanged for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. The income tax rate of 33.2% for the three months ended September 30, 2015 decreased 0.7 percentage points from the three months ended September 30, 2014, due primarily to the following:

▪
the reversal of $59 million of tax reserves and associated interest due primarily to the closure in August 2015 of the IRS audit of Altria Group, Inc. and its consolidated subsidiaries’ 2007-2009 tax years (“IRS 2007-2009 Audit”) that was recorded during the third quarter of 2015; and

▪
the resolution of various Kraft Foods Inc. (now known as Mondelēz International, Inc. (“Mondelēz”)) and Philip Morris International Inc. (“PMI”) tax matters in the third quarters of 2015 and 2014, as discussed further below;

partially offset by:

▪	a $41 million reversal of foreign tax credits primarily associated with SABMiller dividends that was recorded during the third quarter of 2015; and

▪	a $19 million reversal of tax accruals no longer required that was recorded during the third quarter of 2014.
As discussed in the 2014 Form 10-K, Altria Group, Inc. recognizes accrued interest and penalties associated with uncertain tax positions as part of the provision for income taxes on its condensed consolidated statements of earnings. At September 30, 2015, Altria Group, Inc. had $12 million of accrued interest and penalties included in its liability for tax contingencies.  At December 31, 2014, Altria Group, Inc. had $57 million of accrued interest and penalties included in its liability for tax contingencies, of which approximately $7 million related to PMI, for which PMI was responsible under its tax sharing agreement discussed further below.
Under tax sharing agreements entered into in connection with the 2007 and 2008 spin-offs between Altria Group, Inc. and its former subsidiaries Mondelēz and PMI, respectively, Mondelēz and PMI are responsible for their respective pre-spin-off tax

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

obligations. Altria Group, Inc., however, remains severally liable for Mondelēz’s and PMI’s pre-spin-off federal tax obligations pursuant to regulations governing federal consolidated income tax returns, and continued to include the pre-spin-off federal income tax reserves of Mondelēz and PMI in its liability for uncertain tax positions. As of September 30, 2015, there were no remaining pre-spin-off tax reserves related to PMI, and as of December 31, 2014, there were no remaining pre-spin-off tax reserves related to Mondelēz.
During the third quarters of 2015 and 2014, net tax benefits of $41 million and $5 million, respectively, were recorded for Mondelēz and PMI tax matters relating to the IRS 2007-2009 Audit. These net tax benefits were offset by changes to Mondelēz and PMI tax-related receivables/payables, which were recorded as decreases to operating income on Altria Group, Inc.’s condensed consolidated statements of earnings. Due to the respective offsets, the Mondelēz and PMI tax matters had no impact on Altria Group, Inc.’s net earnings for the nine and three months ended September 30, 2015 and 2014.
Altria Group, Inc.’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2007 and forward, with years 2010 to 2013 currently under examination by the IRS as part of an audit conducted in the ordinary course of business.
Altria Group, Inc. is subject to income taxation in many jurisdictions. Uncertain tax positions reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within the control of Altria Group, Inc. At September 30, 2015, Altria Group, Inc.’s total unrecognized tax benefits were $135 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at September 30, 2015 was $86 million, along with $49 million affecting deferred taxes. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $5 million. At December 31, 2014, Altria Group, Inc.’s total unrecognized tax benefits were $258 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2014 was $207 million, along with $51 million affecting deferred taxes. However, the impact on net earnings at December 31, 2014 would be $177 million, as a result of a net receivable from PMI of $30 million.
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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of October 26, 2015, October 27, 2014 and October 21, 2013.

Type of Case	Number of Cases Pending as of October 26, 2015	Number of Cases Pending as of October 27, 2014	Number of Cases Pending as of October 21, 2013
Individual Smoking and Health Cases (1)	65	67	68
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	5	5	6
Health Care Cost Recovery Actions (3)	1	1	1
“Lights/Ultra Lights” Class Actions	12	13	15

(1) Does not include 2,538 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. Also, does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (discussed below in Smoking and Health Litigation - Engle Class Action).
(2) Includes as one case the 600 civil actions (of which 344 were actions against PM USA) that were to be tried in a single proceeding in West Virginia (In re: Tobacco Litigation). The West Virginia Supreme Court of Appeals has ruled that the United States Constitution did not preclude a trial in two phases in this case. Issues related to defendants’ conduct and whether punitive damages are permissible were tried in the first phase. Trial in the first phase of this case began

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

in April 2013. In May 2013, the jury returned a verdict in favor of defendants on the claims for design defect, negligence, failure to warn, breach of warranty, and concealment and declined to find that the defendants’ conduct warranted punitive damages. Plaintiffs prevailed on their claim that ventilated filter cigarettes should have included use instructions for the period 1964 - 1969. The second phase will consist of trials to determine liability and compensatory damages. In November 2013, plaintiffs filed their notice of appeal to the West Virginia Supreme Court of Appeals. In November 2014, the West Virginia Supreme Court of Appeals affirmed the final judgment and, in January 2015, denied plaintiffs’ petition for rehearing. In April 2015, plaintiffs filed a petition for writ of certiorari with the United States Supreme Court, which the Supreme Court denied in June 2015. In July 2015, the trial court entered an order that will result in the entry of final judgment in favor of defendants and against all but 30 plaintiffs who potentially have a claim against one or more defendants that may be pursued in a second phase of trial. The court intends to try the claims of these 30 plaintiffs in six consolidated trials, each with a group of five plaintiffs. The first trial is currently scheduled to begin May 1, 2017. Dates for the five remaining consolidated trials have not been scheduled.
(3) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

International Tobacco-Related Cases

As of October 26, 2015, PM USA is a named defendant in ten health care cost recovery actions in Canada, eight of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Tobacco-Related Cases Set for Trial

As of October 26, 2015, 5 Engle progeny cases, no individual smoking and health cases and no “Lights/Ultra Lights” class actions against PM USA are set for trial through December 31, 2015. One “Lights/Ultra Lights” class action is currently in trial. Cases against other companies in the tobacco industry are also scheduled for trial during this period. Trial dates are subject to change.

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

Of the 18 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 15 have reached final resolution. A verdict against defendants in one health care cost recovery case (Blue Cross/Blue Shield) was reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006, but plaintiff is seeking to reinstate the verdict, which an intermediate appellate court ordered in April 2014. PM USA filed a petition for leave to appeal, which automatically stayed the April 2014 order. In September 2014, the Illinois Supreme Court granted PM USA’s motion for leave to appeal. Oral argument occurred in May 2015. See “Lights/Ultra Lights” Cases - The Price Case below for a discussion of developments in Price.

As of October 26, 2015, 87 state and federal Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision as follows: 47 verdicts were returned in favor of plaintiffs; 38 verdicts were returned in favor of PM USA; and two verdicts that were initially returned in favor of plaintiffs were reversed on appeal and remain pending. See Smoking and Health Litigation - Engle Progeny Trial Court Results below for a discussion of these verdicts.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation)

After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments (and related costs and fees) totaling approximately $279 million and interest totaling approximately $144 million as of October 26, 2015. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $22 million and interest totaling approximately $3 million.

The changes in Altria Group, Inc.’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Accrued liability for tobacco and health litigation items at beginning of period	$39	$3	$77	$34
Pre-tax charges for:
Tobacco and health judgments	59	6	54	3
Related interest costs	13	2	13	1
Tentative agreement to resolve federal Engle progeny cases	43	—	—	—
Implementation of corrective communications remedy pursuant to the federal government’s lawsuit	—	31	—	—
Payments	(13)	(4)	(3)	—
Accrued liability for tobacco and health litigation items at end of period	$141	$38	$141	$38

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

Security for Judgments

To obtain stays of judgments pending current appeals, as of September 30, 2015, PM USA has posted various forms of security totaling approximately $69 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheet.

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

Schwarz: In March 2002, an Oregon jury awarded $168,500 in compensatory damages and $150 million in punitive damages against PM USA. In May 2002, the trial court reduced the punitive damages award to $100 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2006, plaintiff petitioned the Oregon Supreme Court to review the portion of the court of appeals’ decision reversing and remanding the case for a new trial on punitive damages. In June 2010, the Oregon Supreme Court affirmed the court of appeals’ decision and remanded the case to the trial court for a new trial limited to the question of punitive damages. In December 2010, the Oregon Supreme Court reaffirmed its earlier ruling and awarded PM USA approximately $500,000 in costs. In March 2011, PM USA filed a claim against the plaintiff for its costs and disbursements on appeal, plus interest. Trial on the amount of punitive damages began in January 2012. In February 2012, the jury awarded plaintiff $25 million in punitive damages. In September 2012, PM USA filed a notice of appeal from the trial court’s judgment with the Oregon Court of Appeals. In July 2015, the Oregon Court of Appeals affirmed the judgment in favor of plaintiff. On September 16, 2015, PM USA filed a petition for review with the Oregon Supreme Court.

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

Engle Progeny Cases

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s Engle decision, expired in January 2008. As of October 26, 2015, approximately 3,070 state court cases were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 4,050 state court plaintiffs.  Furthermore, as of October 26, 2015, approximately 460 cases were pending against PM USA in federal district court asserting individual claims by or on behalf of a similar number of federal court plaintiffs. Most of these federal cases are pending in the U.S. District Court for the Middle District of Florida. Moreover, most of these federal cases are subject to resolution pursuant to the agreement described below under Tentative Agreement to Resolve Federal Engle Progeny Cases. Because of a number of factors, including, but not limited to, docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates.

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

Tentative Agreement to Resolve Federal Engle Progeny Cases

In February 2015, PM USA, R.J. Reynolds Tobacco Company (“R.J. Reynolds”) and Lorillard Tobacco Company (“Lorillard”) reached a tentative agreement to resolve approximately 415 pending federal Engle progeny cases (the “Federal Engle Agreement”). Under the terms of the Federal Engle Agreement, PM USA paid into escrow approximately $43 million in March 2015, which was included in other current assets on Altria Group, Inc.’s condensed consolidated balance sheet at September 30, 2015. PM USA recorded a pre-tax provision of approximately $43 million in the first quarter of 2015. Federal cases that were in trial as of February 25, 2015 and those that have previously reached final verdict are not included in the Federal Engle Agreement. The Federal Engle Agreement is conditioned on approval by all federal court plaintiffs in the cases resolved by the Federal Engle Agreement or as the parties otherwise agree. In February 2015, the U.S. District Court for the Middle District of Florida issued an order staying all upcoming federal trials pending final approval of the Federal Engle Agreement and, in May 2015, approved the plaintiffs’ proposed plan for distribution among the plaintiffs of the amount in escrow. On August 20, 2015, plaintiffs filed a joint proposed consent order seeking final approval of the Federal Engle Agreement. On September 10, 2015,

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the Magistrate Judge issued a report and recommendation approving the final distribution plan and award schedule of the settlement funds. The report and recommendation is subject to approval by the district court.

Engle Progeny Trial Results

As of October 26, 2015, 87 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Forty-seven verdicts were returned in favor of plaintiffs and two verdicts (Graham and Skolnick) that were initially returned in favor of plaintiffs were reversed on appeal and remain pending.

Thirty-eight verdicts were returned in favor of PM USA, of which 29 were state cases (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Russo (formerly Frazier), C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious, Szymanski, Hancock, D. Cohen, LaMotte, J. Campbell, Dombey, Haldeman, Blasco, Gonzalez, Banks, Surico, Baum, Bishop, Vila, McMannis, Collar and Suarez) and 9 were federal cases (Gollihue, McCray, Denton, Wilder, Jacobson, Reider, Davis, Starbuck and Sowers). In addition, there have been a number of mistrials, only some of which have resulted in new trials as of October 26, 2015. The juries in the Reider and Banks cases returned zero damages verdicts in favor of PM USA. The juries in the Weingart and Hancock cases returned verdicts against PM USA awarding no damages, but the trial court in each case granted an additur. In the Russo case (formerly Frazier), however, the Florida Third District Court of Appeal reversed the judgment in defendants’ favor in April 2012 and remanded the case for a new trial. Defendants sought review of the case in the Florida Supreme Court, which was granted in September 2013. In April 2015, the Florida Supreme Court affirmed the reversal, rejecting defendants’ argument that the statute of repose applies to fraud and conspiracy claims in Engle progeny cases, and defendants moved for a rehearing in the Florida Supreme Court, which the Florida Supreme Court denied on September 25, 2015. In the trial court, the case was retried and, in April 2015, the jury returned a verdict in favor of defendants.

The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs (including Hancock, where the verdict originally was returned in favor of PM USA). The first chart lists such cases that are pending as of October 26, 2015; the second chart lists such cases that were pending within the previous 12 months, but that are now concluded.

Currently-Pending Cases
___________________________________________________________________________________________________
Plaintiff: Marchese
Date:     October 2015

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $1 million in compensatory damages and allocating 22.5% of the fault to PM USA. The jury also awarded plaintiff $250,000 in punitive damages against each defendant.

Post-Trial Developments:
On October 19, 2015, defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial.
___________________________________________________________________________________________________
Plaintiff: Duignan
Date:     September 2015

Verdict:
A Pinellas County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $6 million in compensatory damages and allocating 37% of the fault to PM USA. The jury also awarded plaintiff $3.5 million in punitive damages against PM USA.

Post-Trial Developments:
On September 22, 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. On September 25, 2015, PM USA filed various post-trial motions, including motions to set aside the verdict and for a new trial, which the court denied on October 26, 2015.
___________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Plaintiff: Cooper
Date:     September 2015

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $4.5 million in compensatory damages and allocating 10% of the fault to PM USA (an amount of $450,000).

Post-Trial Developments:
On September 23, 2015, defendants filed various post-trial motions, including motions to set aside the verdict and for a directed verdict.
___________________________________________________________________________________________________
Plaintiff: Jordan
Date:     August 2015

Verdict:
A Duval County jury returned a verdict in favor of plaintiff and against PM USA awarding approximately $7.8 million in compensatory damages and allocating 60% of the fault to PM USA. The jury also awarded approximately $3.2 million in punitive damages.

Post-Trial Developments:
On August 17, 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault, and PM USA filed various post-trial motions, including motions to set aside the verdict and for a new trial.
___________________________________________________________________________________________________
Plaintiff: Merino
Date:     July 2015

Verdict:
A Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA awarding $8 million in compensatory damages and allocating 70% of the fault to PM USA. The jury also awarded $6.5 million in punitive damages.

Post-Trial Developments:
On August 10, 2015, the trial court denied all post-trial motions, including motions to set aside the verdict and for a new trial, and entered final judgment without any deduction for plaintiff’s comparative fault. On September 1, 2015, PM USA filed a notice of appeal to the Florida Third District Court of Appeal and, on September 3, 2015, posted a bond in the amount of $5 million.
___________________________________________________________________________________________________
Plaintiff: McCoy
Date:     July 2015

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds and Lorillard awarding $1.5 million in compensatory damages and allocating 20% of the fault to PM USA. The jury also awarded $3 million in punitive damages against each defendant.

Post-Trial Developments:
On July 28, 2015, defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. On August 10, 2015, the trial court denied the post-trial motions and entered final judgment without any deduction for plaintiff’s comparative fault. ___________________________________________________________________________________________________
Plaintiff: M. Brown
Date:     May 2015

Verdict:
In May 2015, a Duval County jury returned a verdict in favor of plaintiff and against PM USA in a partial retrial. In 2013, a jury returned a partial verdict against PM USA, but was deadlocked as to (i) the amount of compensatory damages, (ii) whether punitive damages should be awarded and, if so, (iii) the amount of punitive damages. In the partial retrial, the jury was asked to

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

address these issues. In May 2015, the jury awarded $6.375 million in compensatory damages, but did not award any punitive damages.

Post-Trial Developments:
In May 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault, and PM USA posted a bond in the amount of $5 million. Additionally, PM USA filed post-trial motions, including motions to set aside the verdict and for a new trial, as well as filed a notice of appeal to the Florida First District Court of Appeal. In June 2015, the Florida First District Court of Appeal stayed the appeal until the trial court disposed of the post-trial motions. The trial court denied the last of PM USA’s post-trial motions on August 11, 2015, and, on August 21, 2015, plaintiff cross-appealed.
___________________________________________________________________________________________________
Plaintiff: Gore
Date:     March 2015

Verdict:
An Indian River County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $2 million in compensatory damages and allocating 23% of the fault to PM USA (an amount of $460,000).

Post-Trial Developments:
In April 2015, defendants filed post-trial motions, including motions to set aside the verdict and for a new trial. On September 20, 2015, the trial court entered final judgment with a deduction for plaintiff’s comparative fault. On October 13, 2015, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and, on October 14, 2015, PM USA posted a bond in the amount of $460,000.
____________________________________________________________________________________________________
Plaintiff: Pollari
Date:     March 2015

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $10 million in compensatory damages and allocating 42.5% of the fault to PM USA. The jury also awarded $1.5 million in punitive damages against each defendant.

Post-Trial Developments:
In April 2015, PM USA filed post-trial motions, including motions to set aside the verdict and for a new trial. In April 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault.
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

Post-Trial Developments:
In April 2015, PM USA and R.J. Reynolds filed a motion for judgment in defendants’ favor in accordance with the Eleventh Circuit’s decision in Graham. In June 2015, the trial court stayed the case pending the Eleventh Circuit’s final disposition in the Graham case, discussed below.
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Post-Trial Developments:
In March 2015, PM USA filed post-trial motions, including motions to set aside the partial verdict and for a new trial. In May 2015, the court denied all of PM USA’s post-trial motions and defendants filed a notice of appeal to the Florida Fourth District Court of Appeal.
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

Post-Trial Developments:
In March 2015, PM USA filed various post-trial motions, including motions to set aside the verdict and motions for a new trial. In April 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. In June 2015, the trial court denied PM USA’s post-trial motions, and PM USA posted a bond in the amount of $5 million. PM USA also filed a notice of appeal to the Florida Fourth District Court of Appeal in June 2015.
___________________________________________________________________________________________________
Plaintiff: D. Brown
Date:     January 2015

Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict against PM USA awarding plaintiff approximately $8.3 million in compensatory damages and allocating 55% of the fault to PM USA. The jury also awarded plaintiff $9 million in punitive damages.

Post-Trial Developments:
In February 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. In March 2015, PM USA filed various post-trial motions, including motions to alter or amend the judgment and for a new trial or, in the alternative, remittitur of the damages awards, all of which the court denied. In July 2015, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. On August 6, 2015, the Court of Appeals granted PM USA’s motion to stay the appeal pending disposition of Graham.
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

Post-Trial Developments:
In December 2014, defendants filed various post-trial motions, including motions to set aside the verdict and motions for a new trial, which the court denied in July 2015. On August 14, 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. Defendants filed a notice of appeal to the Florida First District Court of Appeal on September 10, 2015 and, on September 11, 2015, PM USA posted a bond in the amount of approximately $2.5 million.
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

Post-Trial Developments:
In December 2014, the trial court entered final judgment with a deduction for plaintiff’s comparative fault, and plaintiff filed a motion for a new trial. In addition, in December 2014, defendants filed various post-trial motions, including motions to set aside the verdict and motions for a new trial.
____________________________________________________________________________________________________
Plaintiff: Boatright
Date:     November 2014

Verdict:
A Polk County jury returned a verdict against PM USA and Liggett Group awarding plaintiff $15 million in compensatory damages and allocating 85% of the fault to PM USA (an amount of approximately $12.75 million). In addition, in November 2014, the jury awarded plaintiff approximately $19.7 million in punitive damages against PM USA and $300,000 in punitive damages against Liggett Group.

Post-Trial Developments:
In November 2014, PM USA filed various post-trial motions and, in January 2015, the trial court denied PM USA’s motions for a new trial and for remittitur, but entered final judgment with a deduction for plaintiff’s comparative fault. In February 2015, defendants filed a notice of appeal to the Florida Second District Court of Appeal, and PM USA posted a bond in the amount of $3.98 million.
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

Post-Trial Developments:
The trial court entered final judgment without any deduction for plaintiff’s comparative fault. In December 2014, defendants filed various post-trial motions, including a renewed motion for judgment or for a new trial. Plaintiff agreed to waive the bond for the appeal. In May 2015, the trial court deferred further briefing on the post-trial motions pending the Eleventh Circuit’s final disposition in the Graham and Searcy cases, discussed below.
___________________________________________________________________________________________________
Plaintiff: Lourie
Date:     October 2014

Verdict:
A Hillsborough County jury returned a verdict against PM USA, R.J. Reynolds and Lorillard awarding plaintiff approximately $1.37 million in compensatory damages and allocating 27% of the fault to PM USA (an amount of approximately $370,000).

Post-Trial Developments:
In October 2014, defendants filed a motion for judgment and a motion for a new trial. In November 2014, the trial court denied defendants’ post-trial motions and entered final judgment with a deduction for plaintiff’s comparative fault. Later in November 2014, defendants filed a notice of appeal to the Florida Second District Court of Appeal, and PM USA posted a bond in the amount of $370,318.
____________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Plaintiff: Berger
Date:     September 2014

Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict against PM USA awarding plaintiff $6.25 million in compensatory damages and allocating 60% of the fault to PM USA. The jury also awarded $20.76 million in punitive damages.

Post-Trial Developments:
The trial court entered final judgment in September 2014 without any deduction for plaintiff’s comparative fault. In October 2014, plaintiff agreed to waive the bond for the appeal. Also in October 2014, PM USA filed a motion for a new trial or, in the alternative, remittitur of the jury’s damages awards. In April 2015, the trial court granted PM USA’s post-verdict motion in part and vacated the punitive damages award. With respect to the compensatory damages award, the court stayed the judgment pending the Eleventh Circuit’s final disposition in the Graham case, discussed below. In May 2015, plaintiff filed a motion for reconsideration of the order on the post-verdict motion.
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

Post-Trial Developments:
Defendants filed motions for a defense verdict because the jury’s findings indicated that plaintiff was not a member of the Engle class. In December 2014, the trial court entered final judgment without any deduction for plaintiff’s comparative fault and, in January 2015, defendants filed a renewed motion for judgment as a matter of law or, in the alternative, a motion for a new trial. Defendants also filed a motion to alter or amend the final judgment. In April 2015, the trial court stayed the post-trial proceedings pending the Eleventh Circuit’s final disposition in the Graham case, discussed below.
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

Post-Trial Developments:
The trial court entered final judgment against PM USA in July 2014 with a deduction for plaintiff’s comparative fault. In August 2014, PM USA filed a motion to amend the judgment to reduce plaintiff’s damages by the amount paid by collateral sources, which the court denied in September 2014. In October 2014, PM USA posted a bond in the amount of $640,543 and filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In May 2015, the Eleventh Circuit stayed the appeal pending final disposition in the Graham case, discussed below.

__________________________________________________________________________________________________
Plaintiff: Burkhart
Date:    May 2014

Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds and Lorillard awarding $5 million in compensatory damages and allocating 15% of the fault to PM USA. The jury also awarded plaintiff $2.5 million in punitive damages, allocating $750,000 to PM USA.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Post-Trial Developments:
In July 2014, defendants filed post-trial motions, including a renewed motion for judgment or, alternatively, for a new trial or remittitur of the damages awards, which the court denied in September 2014. The trial court entered final judgment without any deduction for plaintiff’s comparative fault. In October 2014, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit.
___________________________________________________________________________________________________
Plaintiff: Bowden
Date:    March 2014

Verdict:
A Duval County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded plaintiff $5 million in compensatory damages and allocated 30% of the fault to PM USA (an amount of $1.5 million).

Post-Trial Developments:
The trial court entered final judgment in March 2014 with a deduction for plaintiff’s comparative fault. In April 2014, defendants filed post-trial motions, including motions for a new trial and to set aside the verdict. In May 2014, the court denied defendants’ post-trial motions. In June 2014, defendants filed a notice of appeal to the Florida First District Court of Appeal, and PM USA posted a bond in the amount of $1.5 million.
___________________________________________________________________________________________________
Plaintiff: Greene (formerly Rizzuto)
Date:    August 2013

Verdict:
A Hernando County jury returned a verdict in favor of plaintiff and against PM USA and Liggett Group. The jury awarded plaintiff $12.55 million in compensatory damages and allocated 55% of the fault to PM USA.

Post-Trial Developments:
In September 2013, defendants filed post-trial motions, including a motion to reduce damages. In September 2013, the trial court granted a remittitur in part on economic damages, which the court reduced from $2.55 million to $1.1 million for a total award of $11.1 million in compensatory damages. The trial court entered final judgment without a deduction for plaintiff’s comparative fault. The court denied all other motions except for defendants’ motion for a juror interview, which was granted. In October 2013, defendants filed a notice of appeal to the Florida Fifth District Court of Appeal, which ordered resolution of the juror issue prior to appeal. In December 2013, subsequent to the juror interview, the court entered an order that granted no relief with respect to the alleged misconduct of the juror. On July 31, 2015, the Florida Fifth District Court of Appeal found that the trial court should have applied the comparative fault deduction to the compensatory damages award. As a result, the judgment against PM USA was reduced to approximately $6.1 million. On September 18, 2015, the Fifth District Court of Appeal denied PM USA’s motion for rehearing. On October 5, 2015, PM USA posted a bond in the amount of $5 million.
In the third quarter of 2015, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $6.7 million for the judgment plus interest and associated costs.
___________________________________________________________________________________________________
Plaintiff: Skolnick
Date:    June 2013

Verdict:
A Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded plaintiff $2.555 million in compensatory damages and allocated 30% of the fault to each defendant (an amount of $766,500).

Post-Trial Developments:
In June 2013, defendants and plaintiff filed post-trial motions. The trial court entered final judgment with a deduction for plaintiff’s comparative fault. In November 2013, the trial court denied plaintiff’s post-trial motion and, in December 2013, denied defendants’ post-trial motions. Defendants filed a notice of appeal to the Florida Fourth District Court of Appeal, and plaintiffs cross-appealed in December 2013. Also in December 2013, PM USA posted a bond in the amount of $766,500. In July 2015, the District Court of Appeal reversed the compensatory damages award and ordered judgment in favor of defendants on the strict liability and negligence claims, but remanded plaintiff’s conspiracy and concealment claims for a new trial. On August 10, 2015, defendants filed a motion for rehearing, and plaintiff filed a motion for clarification, which the District Court of Appeal denied on September 2, 2015.

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

Post-Trial Developments:
In June 2013, the defendants filed a motion to set aside the verdict and to enter judgment in accordance with their motion for directed verdict or, in the alternative, for a new trial, which was denied in October 2013. In November 2013, the trial court entered final judgment with a deduction for plaintiff’s comparative fault. In December 2013, plaintiff filed a notice of appeal to the Florida First District Court of Appeal. Plaintiff agreed to waive the bond for the appeal. In May 2015, the Florida First District Court of Appeal affirmed the final judgment. In June 2015, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In July 2015, the Florida Supreme Court stayed the case pending the outcome of Soffer, discussed below.
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

Post-Trial Developments:
In June 2013, defendants filed several post-trial motions, including motions for judgment as a matter of law and for a new trial, which the trial court denied in September 2013. The trial court entered final judgment with a deduction for plaintiff’s comparative fault. In October 2013, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit arguing that Engle progeny plaintiffs’ product liability claims are impliedly preempted by federal law, and PM USA posted a bond in the amount of $277,750. In April 2015, the U.S. Court of Appeals for the Eleventh Circuit found in favor of defendants on the basis of federal preemption, reversed the trial court’s denial of judgment as a matter of law, and plaintiff filed a petition for rehearing en banc or panel rehearing.
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

Post-Trial Developments:
In June 2013, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. In July 2013, defendants filed various post-trial motions, including motions requesting reductions in damages. In September 2013, the district court reduced the compensatory damages award to $1 million and the punitive damages award to $1.67 million against each defendant. The district court denied all other post-trial motions. Plaintiffs filed a motion to reconsider the district court’s remittitur and, in the alternative, to certify the issue to the U.S. Court of Appeals for the Eleventh Circuit, both of which the court denied in October 2013. In November 2013, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In December 2013, defendants filed an amended notice of appeal after the district court corrected a clerical error in the final judgment, and PM USA posted a bond in the amount of approximately $2.2 million.
____________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Plaintiff: Buchanan
Date:     December 2012

Verdict:
A Leon County jury returned a verdict in favor of plaintiff and against PM USA and Liggett Group. The jury awarded $5.5 million in compensatory damages and allocated 37% of the fault to each of the defendants.

Post-Trial Developments:
In December 2012, defendants filed several post-trial motions, including motions for a new trial and to set aside the verdict. In March 2013, the trial court denied all motions and entered final judgment against PM USA and Liggett Group without any deduction for plaintiff’s comparative fault. In April 2013, defendants filed a notice of appeal to the Florida First District Court of Appeal, and PM USA posted a bond in the amount of $2.5 million. In July 2014, the Florida First District Court of Appeal affirmed the judgment, but certified to the Florida Supreme Court the issue of the statute of repose, which was before the court in Hess. In August 2014, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In September 2014, the Florida Supreme Court stayed the case pending the outcome of Hess. In April 2015, the Florida Supreme Court rejected the statute of repose defense in Hess, and PM USA moved for a rehearing. On September 25, 2015, the Florida Supreme Court denied PM USA’s rehearing petition in Hess. In the third quarter of 2015, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $4.1 million for the judgment plus interest and associated costs.
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

Post-Trial Developments:
In August 2012, defendants moved to set aside the verdict and to enter judgment in accordance with their motion for directed verdict. Defendants also moved to reduce damages, which motion the court granted. The trial court granted defendants’ motion to set off the damages award by the amount of economic damages paid by third parties, which will reduce further any final award. In October 2012, the trial court entered final judgment with a deduction for plaintiff’s comparative fault (PM USA’s portion of the damages was approximately $700) and PM USA filed a motion to amend the judgment to award PM USA attorneys’ fees of approximately $20,000. In November 2012, both sides filed notices of appeal to the Florida Fourth District Court of Appeal. Plaintiff agreed to waive the bond for the appeal. In April 2015, the Florida Fourth District Court of Appeal affirmed the trial court’s verdict. In May 2015, plaintiff filed a motion for rehearing and for a written opinion and rehearing en banc, which the Court of Appeal denied in June 2015. PM USA’s motion for a fee award remains pending.
____________________________________________________________________________________________________
Plaintiff: Calloway
Date:     May 2012

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds, Lorillard and Liggett Group. The jury awarded approximately $21 million in compensatory damages and allocated 25% of the fault against PM USA. The jury also awarded approximately $17 million in punitive damages against PM USA, approximately $17 million in punitive damages against R.J. Reynolds, approximately $13 million in punitive damages against Lorillard and approximately $8 million in punitive damages against Liggett Group.

Post-Trial Developments:
In May and June 2012, defendants filed motions to set aside the verdict and for a new trial. In August 2012, the trial court denied the remaining post-trial motions and entered final judgment without any deduction for plaintiff’s comparative fault. In September 2012, PM USA posted a bond in an amount of $1.5 million and defendants filed a notice of appeal to the Florida Fourth District Court of Appeal. In August 2013, plaintiff filed a motion to determine the sufficiency of the bond in the trial court on the ground that the bond cap statute is unconstitutional, which the court denied.
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

Post-Trial Developments:
The trial court entered final judgment in March 2012 with a deduction for plaintiff’s comparative fault. In April 2012, PM USA posted a bond in an amount of approximately $1.25 million. In May 2012, defendants filed a notice of appeal to the Florida Second District Court of Appeal. In October 2013, the Second District Court of Appeal affirmed the judgment. In November 2013, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In June 2014, the Florida Supreme Court stayed the case pending the outcome of Russo (presenting the same statute of repose issue as Hess). In April 2015, the Florida Supreme Court rejected the statute of repose defense in the Hess and Russo cases and defendants moved for a rehearing. Additionally, in April 2015, the Florida Supreme Court stayed the case pending the outcome of Soffer (presenting the issue of whether Engle progeny plaintiffs may seek punitive damages on their negligence and strict liability claims). On September 25, 2015, the Florida Supreme Court denied PM USA’s rehearing petition in Hess and Russo. The case remains stayed pending the outcome of Soffer.
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

Post-Trial Developments:
In August 2010, the trial court entered final judgment with a deduction for plaintiff’s comparative fault, and PM USA filed its notice of appeal and posted a $5 million bond. In November 2012, the Florida Fourth District Court of Appeal reversed the punitive damages award and remanded the case for a new trial on plaintiff’s conspiracy claim. PM USA filed a motion for rehearing, which was denied in January 2013. In January 2013, plaintiff and defendant each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In June 2013, the Florida Supreme Court stayed the appeal pending the outcome of Hess. In April 2015, the Florida Supreme Court rejected the statute of repose defense in Hess, and PM USA moved for a rehearing. On September 25, 2015, the Florida Supreme Court denied PM USA’s rehearing petition in Hess. In the third quarter of 2015, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $28.2 million for the judgment plus interest and associated costs.
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

Post-Trial Developments:
In August 2010, the trial court entered final judgment with a deduction for plaintiff’s comparative fault. PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and, in November 2010, posted a $1.6 million bond. In June 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings, holding that the trial court erred in (1) not reducing the compensatory damages award as excessive and (2) not instructing the jury on the statute of repose in connection with plaintiff’s conspiracy claim that resulted in the $2.5 million punitive damages award. In July 2013, plaintiff filed a motion for rehearing, which the Fourth District Court of Appeal denied in August 2013. In September 2013, both parties filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court. In December 2013, the Florida Supreme Court stayed the appeal pending the outcome of the Hess case. In April 2015, the Florida Supreme

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Court rejected the statute of repose defense in Hess, and PM USA moved for a rehearing. On September 25, 2015, the Florida Supreme Court denied PM USA’s rehearing petition in Hess. The case remains subject to further proceedings on compensatory damages at the trial court.
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

Post-Trial Developments:
In July 2010, the trial court entered final judgment with a deduction for plaintiff’s comparative fault. In August 2010, PM USA filed its notice of appeal. In October 2010, PM USA posted a $2.5 million bond. In September 2012, the Florida Fourth District Court of Appeal affirmed the compensatory damages award but reversed and remanded the punitive damages verdict. The Fourth District returned the case to the trial court for a new jury trial on plaintiff’s fraudulent concealment claim. In January 2013, plaintiff and defendants each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In February 2013, the Fourth District granted defendants’ motion to stay the mandate. In March 2013, plaintiff filed a motion for review of the stay order with the Florida Supreme Court, which was denied in April 2013. In June 2013, plaintiff moved to consolidate with Hess and Kayton, which defendants did not oppose, but in October 2013, plaintiff withdrew the motion for consolidation. In February 2014, the Florida Supreme Court stayed the appeal pending the outcome of the Hess case. In April 2015, the Florida Supreme Court rejected the statute of repose defense in Hess and PM USA moved for a rehearing. On September 25, 2015, the Florida Supreme Court denied PM USA’s rehearing petition in Hess. In the third quarter of 2015, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $17.9 million for the judgment plus interest and associated costs.
_________________________________________________________________________________________________
Plaintiff: Naugle
Date:     November 2009

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded approximately $56.6 million in compensatory damages and $244 million in punitive damages. The jury allocated 90% of the fault to PM USA.

Post-Trial Developments:
In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages, but without any deduction for plaintiff’s comparative fault. In April 2010, PM USA filed its notice of appeal and posted a $5 million bond. In August 2010, upon the motion of PM USA, the trial court entered an amended final judgment of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages to correct a clerical error. In June 2012, the Fourth District Court of Appeal affirmed the amended final judgment. In July 2012, PM USA filed a motion for rehearing. In December 2012, the Fourth District withdrew its prior decision, reversed the verdict as to compensatory and punitive damages and returned the case to the trial court for a new trial on the question of damages. In December 2012, plaintiff filed a motion for rehearing en banc or for certification to the Florida Supreme Court, which was denied in January 2013. In February 2013, plaintiff and PM USA each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, which the Florida Supreme Court denied in February 2014. Upon retrial on the question of damages, in October 2013, the new jury awarded approximately $3.7 million in compensatory damages and $7.5 million in punitive damages. In October 2013, PM USA filed post-trial motions, which the trial court denied in April 2014. In May 2014, PM USA filed a notice of appeal to the Fourth District Court of Appeal and plaintiff cross-appealed. Also in May 2014, PM USA filed a rider with the Florida Supreme Court to make the previously-posted Naugle bond applicable to the retrial judgment.
________________________________________________________________________________________________
Plaintiff: Hess
Date:     February 2009

Verdict:
A Broward County jury found in favor of plaintiff and against PM USA. The jury awarded $3 million in compensatory

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

damages and allocated 42% of the fault to PM USA (an amount of approximately $1.2 million). The jury also awarded $5 million in punitive damages.

Post-Trial Developments:
In June 2009, the trial court entered final judgment with a deduction for plaintiff’s comparative fault. PM USA filed a notice of appeal to the Florida Fourth District Court of Appeal and posted a $7 million bond in July 2009. In May 2012, the Fourth District reversed and vacated the punitive damages award on the basis that it was barred by the statute of repose and affirmed the judgment in all other respects, upholding the compensatory damages award of $1.26 million. In June 2012, both parties filed rehearing motions with the Fourth District, which were denied in September 2012. In October 2012, PM USA and plaintiff filed notices to invoke the Florida Supreme Court’s discretionary jurisdiction. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $3.2 million for the compensatory damages component of the judgment plus interest and associated costs. In June 2013, the Florida Supreme Court accepted jurisdiction of plaintiff’s petition for review, but declined to accept jurisdiction of PM USA’s petition. In April 2015, the Florida Supreme Court rejected the statute of repose defense and reinstated the punitive damages award against PM USA, and PM USA moved for a rehearing. On September 25, 2015, the Florida Supreme Court denied PM USA’s rehearing petition. In the third quarter of 2015, PM USA recorded an additional provision on its condensed consolidated balance sheet of approximately $6.6 million for the punitive damages component of the judgment plus interest and associated costs.
_________________________________________________________________________________________________

Concluded Cases
___________________________________________________________________________________________________
Plaintiff: Goveia
Date:    February 2014

Verdict:
An Orange County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $850,000 in compensatory damages and allocated 35% of the fault against each defendant. The jury also awarded $2.25 million in punitive damages against each defendant.

Post-Trial Developments:
In February 2014, defendants filed post-trial motions, including motions to set aside the verdict and for a new trial. In April 2014, the court denied defendants’ motions without a deduction for plaintiff’s comparative fault. In April 2014, defendants filed a notice of appeal to the Florida Fifth District Court of Appeal. In May 2014, PM USA posted a bond in the amount of $2.5 million. In June 2015, the Fifth District Court of Appeal affirmed without opinion the trial court’s judgment in favor of plaintiff. On August 3, 2015, the Fifth District Court of Appeal denied PM USA’s motion to issue a written opinion. In the third quarter of 2015, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $3.2 million for the judgment plus interest and associated costs, and paid this amount on August 24, 2015.
_________________________________________________________________________________________________
Plaintiff: Ruffo
Date:    May 2013

Verdict:
A Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA and Lorillard. The jury awarded plaintiff $1.5 million in compensatory damages and allocated 12% of the fault to PM USA (an amount of $180,000).

Post-Trial Developments:
In May 2013, defendants filed several post-trial motions, including motions for a new trial and to set aside the verdict, which the trial court denied in October 2013 and entered final judgment in favor of plaintiff with a deduction for plaintiff’s comparative fault. In October 2013, PM USA and Lorillard appealed to the Florida Third District Court of Appeal, and PM USA posted a bond in the amount of $180,000. In November 2014, the Florida Third District Court of Appeal affirmed the final judgment and, in the fourth quarter of 2014, PM USA recorded a provision on its consolidated balance sheet of approximately $193,000 for the judgment plus interest. In June 2015, PM USA paid the judgment plus interest and associated costs in the amount of $200,212.
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

Post-Trial Developments:
In January 2014, the court entered final judgment against PM USA with a deduction for plaintiff’s comparative fault, and PM USA filed post-trial motions, including motions to set aside the verdict and for a new trial. In March 2014 and April 2014, the court denied PM USA’s post-trial motions. Also in April 2014, PM USA filed a notice of appeal to the Florida Third District Court of Appeal, plaintiff cross-appealed and PM USA posted a bond in the amount of $5 million. On May 6, 2015, the Florida Third District Court of Appeal affirmed the final judgment. In the second quarter of 2015, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $5.3 million for the judgment plus interest and associated costs and paid this amount in June 2015.
_________________________________________________________________________________________________
Plaintiff: Landau
Date:     February 2015

Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds and Lorillard awarding $100,000 in compensatory damages. One defendant settled the case, which resolved all claims against all defendants, including PM USA.
________________________________________________________________________________________________

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Meanwhile, in the Waggoner case, the U.S. District Court for the Middle District of Florida ruled in December 2011 that application of the Engle findings to establish the wrongful conduct elements of plaintiffs’ claims consistent with Martin or J. Brown did not violate defendants’ due process rights.  PM USA and the other defendants sought appellate review of the due process ruling. In February 2012, the district court denied the motion for interlocutory appeal, but did apply the ruling to all active pending federal Engle progeny cases. As a result, R.J. Reynolds appealed the rulings in the Walker and Duke cases to the Eleventh Circuit, which, in September 2013, rejected the due process defense and affirmed the underlying judgments. In October 2013, R.J. Reynolds filed a petition for rehearing or rehearing en banc. Thereafter, the Eleventh Circuit vacated its decision and substituted a new opinion. In November 2013, the Eleventh Circuit denied R.J. Reynolds’ initial petition for rehearing. R.J. Reynolds filed a petition for rehearing en banc or panel rehearing of the substituted decision, which was denied in January 2014. In March 2014, R.J. Reynolds filed petitions for writ of certiorari to the United States Supreme Court in the Walker and Duke cases, as well as in J. Brown. Defendants filed petitions for writ of certiorari in eight other Engle progeny cases that were tried in Florida state courts, including one case, Barbanell, in which PM USA was the defendant. In these eight petitions, defendants asserted questions similar to those in Walker, Duke and J. Brown. In June 2014, the United States Supreme Court denied defendants’ petitions for writ of certiorari in all 11 cases.

In Graham, an Engle progeny case against PM USA and R.J. Reynolds on appeal to the U.S. Court of Appeals for the Eleventh Circuit, defendants argued that the Engle progeny plaintiffs’ product liability claims are impliedly preempted by federal law. In April 2015, the U.S. Court of Appeals for the Eleventh Circuit found in favor of defendants on the basis of federal preemption, reversing the trial court’s denial of judgment as a matter of law. Also in April 2015, plaintiff filed a petition for rehearing. In Searcy, an Engle progeny case against PM USA and R.J. Reynolds on appeal to the Eleventh Circuit, defendants argued that application of the Engle findings to the Engle progeny plaintiffs’ concealment and conspiracy claims violated defendants’ due process rights. The appeal is pending.

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

Class certification has been denied or reversed by courts in 60 smoking and health class actions involving PM USA in Arkansas (1), California (1), the District of Columbia (2), Florida (2), Illinois (3), Iowa (1), Kansas (1), Louisiana (1), Maryland (1), Michigan (1), Minnesota (1), Nevada (29), New Jersey (6), New York (2), Ohio (1), Oklahoma (1), Oregon (1), Pennsylvania (1), Puerto Rico (1), South Carolina (1), Texas (1) and Wisconsin (1).

As of October 26, 2015, PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

Trial is scheduled to begin January 25, 2016 and will take place in multiple phases. Phase I will address liability. To the extent a Phase II is necessary, it would be tried to the court and address common questions of remedies and costs. In July 2015, both parties filed various motions relating to Phase I, including motions for partial summary judgment and to exclude certain evidence. On October 2, 2015, the district court granted PM USA’s motion for partial summary judgment holding that e-vapor products may not be deemed an alternative design for ordinary cigarettes.

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

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (PM USA, R.J. Reynolds and Lorillard) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended September 30, 2015 and 2014, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was approximately $1.1 billion and $1.2 billion, respectively. For the nine months ended September 30, 2015 and 2014, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and FETRA was approximately $3.3 billion and $3.5 billion, respectively. The amounts for the three and nine months ended September 30, 2015 included a reduction to cost of sales of approximately $126 million related to the New York NPM Adjustment settlement discussed below. The amount for the nine months ended September 30, 2014 included a reduction to cost of sales of approximately $43 million related to the NPM Adjustment Items discussed below.

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

2003-2014 NPM Adjustment Disputes - Settlement with 24 States and Territories and Settlement with New York

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In addition, the settlement provides that the NPM Adjustment provision will be revised and streamlined as to the signatory states for the years after 2012. Under the revised provision, the 2013 and 2014 NPM Adjustments are “transition years,” for which the PMs receive specified payments. PM USA has already received $35 million for the 2013 transition year pursuant to this revised provision in the form of a reduction to its MSA payment in 2014, resulting in a reduction to cost of sales in the first quarter of 2014. PM USA also received an additional $3 million for the 2013 transition year as a result of the two additional states joining the settlement in the form of a reduction to its MSA payment in 2015. In addition, PM USA received $41 million for the 2014 transition year in the form of a reduction to its MSA payment in 2015. The original participating manufacturers have agreed that the amounts they receive under the settlement for the transition years and subsequent years will be allocated among them pursuant to a formula that modifies the MSA allocation formula in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon future developments.

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

In October 2015, PM USA, along with the other MSA participating manufacturers, settled the 2004-2014 NPM Adjustment disputes with New York. The New York settlement is separate from the settlement with the 24 signatory states and is different from that settlement in certain respects. Pursuant to the New York settlement, PM USA expects to receive approximately $126 million for 2004-2014 in the form of a reduction to its MSA payment in 2016. This amount is subject to verification by the MSA independent auditor. PM USA recorded $126 million as a reduction to cost of sales in the third quarter of 2015 to reflect this new information in its estimate of MSA expenses related to prior years. In addition, the New York settlement provides that the NPM Adjustment provision will be revised as to New York for the years after 2014. The revised provision with respect to NPM cigarettes on which New York Excise Tax is paid is largely similar to the revised provision in the settlement with the 24 signatory states. As to other NPM cigarettes, the New York settlement provides that, in lieu of the NPM Adjustment provision for years after 2014, New York will make annual payments tied to the number of NPM cigarettes on which New York did not collect New York Excise Tax that were sold on or through Native American reservations located in New York (or otherwise met the standard in the settlement agreement) during the year at issue to New York consumers. These annual payments will be made in the form of reductions to future MSA payments by the participating manufacturers, beginning with the MSA payment in 2017. The OPMs have agreed that the amounts they receive under the New York settlement for the years after 2014 will be allocated among them pursuant to a formula that modifies the MSA allocation formula in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon future developments. Under the New York settlement, in return for the payments described above and other consideration described in the New York settlement, the MSA participating manufacturers have released New York from the NPM Adjustment provision for all years except as provided in the New York settlement.

2003-2014 NPM Adjustment Disputes - Continuing Disputes with Non-Signatory States other than New York

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

In April 2014, a Pennsylvania state trial court denied Pennsylvania’s motion to vacate the arbitration panel’s ruling that Pennsylvania had not diligently enforced, but granted Pennsylvania’s motion to modify, with respect to Pennsylvania, the pro rata judgment reduction. In April 2015, a Pennsylvania intermediate appellate court affirmed the trial court’s modification, with respect to Pennsylvania, of the pro rata judgment reduction. PM USA is seeking further discretionary judicial review of the Pennsylvania appellate decision. In May 2014, a Missouri state trial court denied Missouri’s motion to vacate the arbitration panel’s ruling that Missouri had not diligently enforced, but granted Missouri’s motion to modify, with respect to Missouri, the pro rata judgment reduction. In September 2015, however, a Missouri intermediate appellate court reversed the Missouri state trial court’s ruling that modified the pro rata judgment reduction, effectively reinstating the application of that reduction method to Missouri. Missouri is seeking further discretionary judicial review of the Missouri appellate court decision that reinstated the pro rata judgment reduction method. In July 2014, a Maryland state trial court denied both Maryland’s motion to vacate the arbitration panel’s ruling that Maryland had not diligently enforced and Maryland’s motion to vacate or modify the pro rata judgment reduction. Maryland is appealing both decisions. In October 2015, however, a Maryland intermediate appellate court reversed the Maryland trial court’s ruling on the pro rata judgment reduction method and applied a judgment reduction method that is more favorable to the state. PM USA intends to seek further discretionary review of this decision of the Maryland intermediate appellate court. The motions filed by the fourth state, New Mexico, remain pending in its state trial court.

As a result of the Pennsylvania state trial court ruling, the total 2014 MSA payment credit PM USA received on account of the 2003 NPM Adjustment from the four states was reduced from $108 million to $79 million, and the interest PM USA received from the four states was $48 million rather than the $66 million in interest to which PM USA believes it would be entitled from those four states. If PM USA obtains and is successful in further

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

discretionary judicial review of the Pennsylvania intermediate appellate court ruling, it will recover the difference ($29 million of 2003 NPM Adjustment and $18 million in interest (subject to the separate interest disputes referenced above)), with interest, as a credit against a subsequent MSA payment. If PM USA is not successful in obtaining discretionary judicial review of the Pennsylvania intermediate appellate ruling, or if PM USA is not successful in any further discretionary review that may be granted, it would need to reverse $29 million of the 2003 NPM Adjustment and part of the interest that it recorded. Because the Missouri state trial court ruling post-dated PM USA’s April 2014 MSA payment, that ruling did not reduce the credit that PM USA received against that payment. If Missouri obtains and is successful on further judicial review of the Missouri intermediate appellate court’s ruling reversing the Missouri trial court ruling, PM USA will be required to return approximately $12 million of the 2003 NPM Adjustment and $7 million of the interest it received (in each case subject to confirmation by the independent auditor), plus applicable interest, and would need to make corresponding reversals to amounts previously recorded. In connection with its appeal of the Missouri state trial court’s ruling, PM USA posted a bond in the amount of $22 million, which will remain in place despite the reversal of the Missouri state trial court’s ruling by the intermediate appellate court until either Missouri’s request for further judicial review is denied or all appeals are exhausted. Because the Maryland intermediate appellate court ruling post-dated PM USA’s April 2014 MSA payment, that ruling did not reduce the credit that PM USA received against that payment. If PM USA is not successful in obtaining further discretionary review of the Maryland intermediate appellate court ruling, or if PM USA in not successful in any further discretionary review that may be granted, it will be required to return approximately $12 million of the 2003 NPM Adjustment and $7 million of the interest it received (plus interest on those amounts) and would need to make corresponding reversals to amounts previously recorded. In addition, the other litigation and disputes discussed above could further reduce PM USA’s recovery on the 2003 NPM Adjustment or recovery of interest and potentially require PM USA to return amounts previously received and/or reverse amounts previously recorded. No assurance can be given that PM USA’s request for discretionary judicial review of the Pennsylvania intermediate appellate ruling (or the outcome of any further discretionary review that may be granted), Missouri’s request for discretionary judicial review of the Missouri appellate ruling (or the outcome of any further discretionary review that may be granted), PM USA’s request for discretionary review of the Maryland intermediate appellate decision (or the outcome of any further discretionary review that may be granted) or the other litigation and disputes discussed above will be resolved in a manner favorable to PM USA.

▪
2004-2014 NPM Adjustments. Proceedings regarding state diligent enforcement claims for 2004-2014 have not yet been scheduled. PM USA believes that the MSA requires these claims to be determined in a multi-state arbitration, although a number of non-signatory states have filed motions in their state courts contending that the claims are to be determined in separate arbitrations for individual states or that there is no arbitrable dispute for 2004. In September 2015, a Missouri intermediate appellate court ruled that Missouri was entitled to a single-state arbitration to determine whether Missouri diligently enforced for 2004. PM USA is seeking further discretionary judicial review of this ruling of the Missouri intermediate appellate court, although no assurance can be given that further discretionary judicial review will be granted or that the outcome of any such further judicial review will be favorable to PM USA. No assurance can be given as to when proceedings for 2004-2014 will be scheduled or the precise form those proceedings will take.

In June 2015, PM USA entered into an agreement with 17 of the non-signatory states to form an arbitration panel to conduct an arbitration regarding the 2004 NPM Adjustment. Pursuant to that agreement, on July 31, 2015 PM USA and the 17 states each appointed its respective side’s arbitrator for that arbitration panel. The two appointed arbitrators are currently in the process of selecting the third arbitrator for a three-arbitrator panel required by the MSA. Other PMs declined to participate in appointing the arbitrators, and instead filed motions in courts in each of the 17 states seeking to compel these states to participate in an arbitration of the 2004 NPM Adjustment dispute between the states and the PMs that would also include disputes solely between the OPMs regarding the allocation of NPM Adjustments as between them. Several of the 17 states and PM USA have filed cross-motions objecting to the motions filed by the other PMs and seeking to confirm the arbitrators selected by them on July 31, 2015 as properly selected pursuant to the MSA to resolve the 2004 NPM Adjustment dispute between the 17 states and the PMs. No assurance can be given as to how these motions and cross-motions will be resolved, when the full arbitration panel for 2004 will be empanelled or when that arbitration will commence.

The independent auditor has calculated that PM USA’s share of the maximum potential NPM Adjustments for these years is (exclusive of interest or earnings): $388 million for 2004, $181 million for 2005, $154 million for

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2006, $185 million for 2007, $250 million for 2008, $211 million for 2009, $218 million for 2010, $166 million for 2011, $211 million for 2012, $219 million for 2013 and $247 million for 2014. These maximum amounts will be reduced by a judgment reduction to reflect the settlement with the signatory states and the New York settlement. The judgment reduction for the 2004-2014 NPM Adjustments has not yet been determined. In addition, these maximum amounts may also be further reduced by other developments, including agreements that may be entered in the future, disputes that may arise or recalculation of the NPM Adjustment amounts by the independent auditor. Further, the maximum amount for 2004 may also be reduced due to a dispute raised by another OPM regarding the allocation of the maximum potential 2004 NPM Adjustment among the OPMs. Finally, PM USA’s recovery of these amounts, even as reduced, is dependent upon subsequent determinations of non-signatory states’ diligent enforcement claims. The availability and amount of any NPM Adjustment for 2004-2014 from the non-signatory states will not be finally determined in the near term. There is no assurance that the OPMs and other MSA-participating manufacturers will ultimately receive any adjustment from the non-signatory states as a result of these proceedings. PM USA’s receipt of amounts on account of the 2003 NPM Adjustment and interest from non-signatory states does not provide any assurance that PM USA will receive any NPM Adjustment amounts (or associated interest or earnings) for 2004 or any subsequent year. PM USA may enter into settlement discussions regarding the NPM Adjustment disputes with any non-signatory state if PM USA believes it is in its best interests to do so.

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

The court did not impose monetary penalties on defendants, but ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message or health descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “light” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure on defendants’ public document websites and in the Minnesota document repository of all documents produced to the government in the lawsuit or produced in any future court or administrative action concerning smoking and health until 2021, with certain additional requirements as to documents withheld from production under a claim of privilege or confidentiality; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedule as defendants now follow in disclosing such data to the Federal Trade Commission (“FTC”) for a period of 10 years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette businesses within the United States; and (ix) payment of the government’s costs in bringing the action.

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

In May 2015, the U.S. Court of Appeals affirmed in part and reversed in part, concluding that certain portions of the statements exceeded the district court’s jurisdiction under RICO, but upheld other portions challenged by defendants. The Court of Appeals remanded the case to the trial court for further proceedings. In July 2015, the government filed a petition for panel rehearing, which the U.S. Court of Appeals denied on August 5, 2015. On October 1, 2015, the district court ordered further briefing on the content of the corrective communications reversed by the U.S. Court of Appeals and any implementation changes the parties propose.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of October 26, 2015, a total of 12 such cases are pending in various U.S. state courts.

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

Federal Multidistrict Proceeding and Subsequent Developments

Since the December 2008 United States Supreme Court decision in Good, and through October 26, 2015, 26 purported “Lights” class actions were served upon PM USA and, in certain cases, Altria Group, Inc. These cases were filed in 15 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA and were transferred and consolidated by the Judicial Panel on Multidistrict Litigation (“JPMDL”) before the U.S. District Court for the District of Maine for pretrial proceedings (“MDL proceeding”).

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

“Lights” Cases Dismissed, Not Certified or Ordered De-Certified

As of October 26, 2015, in addition to the federal district court in the MDL proceeding, 19 courts in 20 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

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
State Trial Court Class Certifications

State trial courts have certified classes against PM USA in several jurisdictions. Over time, several such cases have been dismissed by the courts at the summary judgment stage. Certified class actions remain pending at the trial or appellate level in Massachusetts (Aspinall), California (Brown), Missouri (Larsen) and Arkansas (Miner). (See also Price, discussed below.) Significant developments in these cases include:

▪
Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA’s motion for summary judgment and granted plaintiffs’ cross-motion for summary judgment on the defenses of federal preemption and a state law exemption to Massachusetts’ consumer protection statute. On motion of the parties, the trial court subsequently reported its decision to deny summary judgment to the appeals court for review and stayed further proceedings pending completion of the appellate review. In March 2009, the Massachusetts Supreme Judicial Court affirmed the order denying summary judgment to PM USA and granting the plaintiffs’ cross-motion. In January 2010, plaintiffs moved for partial summary judgment as to liability claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). In March 2012, the trial court denied plaintiffs’ motion. In February 2013, the trial court, upon agreement of the parties, dismissed without prejudice plaintiffs’ claims against Altria Group, Inc. PM USA is now the sole defendant in the case. In September 2013, the case was transferred to the Business Litigation Session of the Massachusetts Superior Court. Also in September 2013, plaintiffs filed a motion for partial summary judgment on the scope of remedies available in the case, which the Massachusetts Superior Court denied in February 2014, concluding that plaintiffs cannot obtain disgorgement of profits as an equitable remedy and that their recovery is limited to actual damages or $25 per class member if they cannot prove actual damages greater than $25. Plaintiffs filed a motion asking the trial court to report its February 2014 ruling to the Massachusetts Appeals Court for review, which the trial court denied. In March 2014, plaintiffs petitioned the Massachusetts Appeals Court for review of the ruling, which the appellate court denied. On August 10, 2015, the trial court denied various pre-trial motions filed by PM USA, including a motion for summary judgment on the ground that plaintiffs have no proof of injury. Trial began on October 19, 2015.

▪
Brown: In June 1997, plaintiffs filed suit in California state court alleging that domestic cigarette manufacturers, including PM USA and others, violated California law regarding unfair, unlawful and fraudulent business practices.  In May 2009, the California Supreme Court reversed an earlier trial court decision that decertified the class and remanded the case to the trial court.  At that time, the class consisted of individuals who, at the time they were residents of California, (i) smoked in California one or more cigarettes manufactured by PM USA that were labeled and/or advertised with the terms or phrases “light,” “medium,” “mild,” “low tar,” and/or “lowered tar and nicotine,” but not including any cigarettes labeled or advertised with the terms or phrases “ultra light” or “ultra low

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

tar,” and (ii) who were exposed to defendant’s marketing and advertising activities in California.  Plaintiffs are seeking restitution of a portion of the costs of “light” cigarettes purchased during the class period and injunctive relief ordering corrective communications. In September 2012, at the plaintiffs’ request, the trial court dismissed all defendants except PM USA from the lawsuit.  Trial began in April 2013. In May 2013 the plaintiffs redefined the class to include California residents who smoked in California one or more of defendant’s Marlboro Lights cigarettes between January 1, 1998 and April 23, 2001, and who were exposed to defendant’s marketing and advertising activities in California. In June 2013, PM USA filed a motion to decertify the class. Trial concluded in July 2013. In September 2013, the court issued a final Statement of Decision, in which the court found that PM USA violated California law, but that plaintiffs had not established a basis for relief. On this basis, the court granted judgment for PM USA. The court also denied PM USA’s motion to decertify the class. In October 2013, the court entered final judgment in favor of PM USA. In November 2013, plaintiffs moved for a new trial, which the court denied. In December 2013, plaintiffs filed a notice of appeal and PM USA filed a conditional cross-appeal. In February 2014, the trial court awarded PM USA $764,553 in costs and plaintiffs appealed the costs award. Oral argument occurred on September 15, 2015. On September 28, 2015, the Court of Appeal affirmed the trial court judgment and dismissed PM USA’s conditional cross-appeal as moot. The court also affirmed the cost award in favor of PM USA.

▪
Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiffs’ motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995-2003. In June 2010, PM USA’s motion for partial summary judgment regarding plaintiffs’ request for punitive damages was denied. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). The plaintiffs’ motion was denied in December 2010. In June 2011, PM USA filed various summary judgment motions challenging the plaintiffs’ claims. In August 2011, the trial court granted PM USA’s motion for partial summary judgment, ruling that plaintiffs could not present a damages claim based on allegations that Marlboro Lights are more dangerous than Marlboro Reds. The trial court denied PM USA’s remaining summary judgment motions. Trial in the case began in September 2011 and, in October 2011, the court declared a mistrial after the jury failed to reach a verdict. In January 2014, the trial court reversed its prior ruling granting partial summary judgment against plaintiffs’ “more dangerous” claim and allowed plaintiffs to pursue that claim. In October 2014, PM USA filed motions to decertify the class and for partial summary judgment on plaintiffs’ “more dangerous” claim, which the court denied in June 2015. Re-trial is scheduled to begin on February 29, 2016.

▪
Miner: In June 2007, the United States Supreme Court reversed the lower court rulings in Miner (formerly known as Watson) that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendants’ contention that the case must be tried in federal court under the “federal officer” statute. Following remand, the case was removed again to federal court in Arkansas and transferred to the MDL proceeding discussed above. In November 2010, the district court in the MDL proceeding remanded the case to Arkansas state court. In December 2011, plaintiffs voluntarily dismissed their claims against Altria Group, Inc. without prejudice. In March 2013, plaintiffs filed a class certification motion. In November 2013, the trial court granted class certification. The certified class includes those individuals who, from November 1, 1971 through June 22, 2010, purchased Marlboro Lights, including Marlboro Ultra Lights, for personal consumption in Arkansas. PM USA filed a notice of appeal of the class certification ruling to the Arkansas Supreme Court in December 2013. In February 2015, the Arkansas Supreme Court affirmed the trial court’s class certification order. In May 2015, PM USA filed a motion for partial summary judgment seeking to foreclose any recovery for purchases of Marlboro Lights prior to 1999, when a private right of action was added to the consumer protection statute under which plaintiffs are suing. The trial court denied the motion in July 2015. Trial is currently scheduled for August 2, 2016.

Other Developments

In Oregon (Pearson), a state court denied plaintiffs’ motion for interlocutory review of the trial court’s refusal to certify a class. In February 2007, PM USA filed a motion for summary judgment based on federal preemption and the Oregon statutory exemption. In September 2007, the district court granted PM USA’s motion based on express preemption under the FCLAA, and plaintiffs appealed this dismissal and the class certification denial to the Oregon Court of Appeals. In June

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2013, the Oregon Court of Appeals reversed the trial court’s denial of class certification and remanded to the trial court for further consideration of class certification. In July 2013, PM USA filed a petition for reconsideration with the Oregon Court of Appeals, which was denied in August 2013. PM USA filed its petition for review to the Oregon Supreme Court in October 2013, which the court accepted in January 2014. On October 22, 2015, the Oregon Supreme Court affirmed the trial court’s order denying class certification, thereby reversing the decision of the Oregon Court of Appeals.

In December 2009, the state trial court in Carroll (formerly known as Holmes) (pending in Delaware) denied PM USA’s motion for summary judgment based on an exemption provision in the Delaware Consumer Fraud Act. In January 2011, the trial court allowed the plaintiffs to file an amended complaint substituting class representatives and naming Altria Group, Inc. and PMI as additional defendants. In February 2013, the trial court approved the parties’ stipulation to the dismissal without prejudice of Altria Group, Inc. and PMI, leaving PM USA as the sole defendant in the case. In March 2015, plaintiffs moved for class certification and, in July 2015, PM USA filed a summary judgment motion seeking to dismiss plaintiffs’ claims in their entirety on preemption grounds.

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
In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the judgment entered by the trial court on remand from the 2005 Illinois Supreme Court decision overturning the verdict on the ground that the United States Supreme Court’s December 2008 decision in Good demonstrated that the Illinois Supreme Court’s decision was “inaccurate.” PM USA filed a motion to dismiss plaintiffs’ petition and, in February 2009, the trial court granted PM USA’s motion on the basis that the petition was not timely filed. In March 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois. In February 2011, the intermediate appellate court ruled that the petition was timely filed and reversed the trial court’s dismissal of the plaintiffs’ petition and, in September 2011, the Illinois Supreme Court declined PM USA’s petition for review. As a result, the case was returned to the trial court for proceedings on whether the court should grant the plaintiffs’ petition to reopen the prior judgment. In February 2012, plaintiffs filed an amended petition, which PM USA opposed. Subsequently, in responding to PM USA’s opposition to the amended petition, plaintiffs asked the trial court to reinstate the original judgment.  The trial court denied plaintiffs’ petition in December 2012. In January 2013, plaintiffs filed a notice of appeal with the Fifth Judicial District. In January 2013, PM USA filed a motion asking the Illinois Supreme Court to immediately exercise its jurisdiction over the appeal. In February 2013, the Illinois Supreme Court denied PM USA’s motion. Oral argument on plaintiffs’ appeal to the Fifth Judicial District was heard in October 2013. In April 2014, the Fifth Judicial District reversed and ordered reinstatement of the original $10.1 billion trial court judgment against PM USA. In May 2014, PM USA filed in the Illinois Supreme Court a petition for a supervisory order and a petition for leave to appeal. The filing of the petition for leave to appeal automatically stayed the Fifth District’s mandate pending disposition by the Illinois Supreme Court. Also in May 2014, plaintiffs filed a motion seeking recusal of Justice Karmeier, one of the Illinois Supreme Court justices, which PM USA opposed. In September 2014, the Illinois Supreme Court granted PM USA’s motion for leave to appeal and took no action on PM USA’s motion for a supervisory order. Justice Karmeier denied plaintiffs’ motion seeking his recusal. In February 2015, plaintiffs filed a new motion seeking recusal or disqualification of Justice Karmeier. In March 2015, the Illinois Supreme Court denied plaintiffs’ request that it order the disqualification of Justice Karmeier and referred the recusal request to Justice Karmeier to decide. Oral argument occurred in May 2015.

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

False Claims Act Case

PM USA is a defendant in a qui tam action filed in the U.S. District Court for the District of Columbia (United States ex rel. Anthony Oliver) alleging violation of the False Claims Act in connection with sales of cigarettes to the U.S. military. The relator contends that PM USA violated “most favored customer” provisions in government contracts and regulations by selling cigarettes to non-military customers in overseas markets at more favorable prices than it sold to the U.S. military exchange services for resale on overseas military bases in those same markets. The relator has dropped Altria Group, Inc. as a defendant and has dropped claims related to post-MSA price increases on cigarettes sold to the U.S. military. In July 2012, PM USA filed a motion to dismiss, which was granted on jurisdictional grounds in June 2013, and the case was dismissed with prejudice. In July 2013, the relator appealed the dismissal to the U.S. Court of Appeals for the District of Columbia Circuit. In August 2014, the Court of Appeals reversed the jurisdictional issue and remanded the case to the district court for further proceedings, including consideration of PM USA’s alternative grounds for dismissal. In October 2014, PM USA filed a second motion to dismiss in the U.S. District Court for the District of Columbia for lack of subject matter jurisdiction based on issues left unresolved by the opinion of the Court of Appeals for the District of Columbia Circuit. In April 2015, the district court granted PM USA’s second motion to dismiss for lack of subject matter jurisdiction and again dismissed the case with prejudice. The relator appealed the latest dismissal to the Court of Appeals for the District of Columbia Circuit in May 2015.

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At September 30, 2015, Altria Group, Inc. and certain of its subsidiaries (i) had $62 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for $20 million of guarantees, consisting primarily of surety bonds, related to their own performance; and (iii) had a redeemable noncontrolling interest of $35 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria Group, Inc. issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the “Distribution Agreement”), entered into as a result of Altria Group, Inc.’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at September 30, 2015 as the fair value of this indemnification is insignificant.

As more fully discussed in Note 11. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program.
Note 11. Condensed Consolidating Financial Information:

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

At September 30, 2015, the respective principal 100% owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
The following sets forth the condensed consolidating balance sheets as of September 30, 2015 and December 31, 2014, condensed consolidating statements of earnings and comprehensive earnings for the nine and three months ended September 30, 2015 and 2014, and condensed consolidating statements of cash flows for the nine months ended September 30, 2015 and 2014 for Altria Group, Inc., PM USA and, collectively, Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the Securities and Exchange Commission (“SEC”) interpretation and application of Rule 3-10 of SEC Regulation S-X.
The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
September 30, 2015
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$1,858	$2	$47	$—	$1,907
Receivables	—	9	128	—	137
Inventories:
Leaf tobacco	—	509	354	—	863
Other raw materials	—	124	63	—	187
Work in process	—	9	384	—	393
Finished product	—	141	370	—	511
	—	783	1,171	—	1,954
Due from Altria Group, Inc. and subsidiaries	—	4,020	1,592	(5,612)	—
Deferred income taxes	—	1,200	7	(64)	1,143
Other current assets	196	275	39	(140)	370
Total current assets	2,054	6,289	2,984	(5,816)	5,511
Property, plant and equipment, at cost	—	3,110	1,756	—	4,866
Less accumulated depreciation	—	2,134	716	—	2,850
	—	976	1,040	—	2,016
Goodwill	—	—	5,285	—	5,285
Other intangible assets, net	—	2	12,031	—	12,033
Investment in SABMiller	5,442	—	—	—	5,442
Investment in consolidated subsidiaries	11,926	2,773	—	(14,699)	—
Finance assets, net	—	—	1,295	—	1,295
Due from Altria Group, Inc. and subsidiaries	4,790	—	—	(4,790)	—
Other assets	98	536	101	(318)	417
Total Assets	$24,310	$10,576	$22,736	$(25,623)	$31,999

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
September 30, 2015
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$—	$—	$3	$—	$3
Accounts payable	—	97	210	—	307
Accrued liabilities:
Marketing	—	668	98	—	766
Employment costs	15	10	121	—	146
Settlement charges	—	3,209	7	—	3,216
Other	259	714	250	(204)	1,019
Dividends payable	1,110	—	—	—	1,110
Due to Altria Group, Inc. and subsidiaries	5,216	396	—	(5,612)	—
Total current liabilities	6,600	5,094	689	(5,816)	6,567
Long-term debt	12,902	—	16	—	12,918
Deferred income taxes	1,552	—	4,597	(318)	5,831
Accrued pension costs	221	—	682	—	903
Accrued postretirement health care costs	—	1,585	859	—	2,444
Due to Altria Group, Inc. and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	148	122	150	—	420
Total liabilities	21,423	6,801	11,783	(10,924)	29,083
Contingencies
Redeemable noncontrolling interest	—	—	35	—	35
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,800	3,310	11,444	(14,754)	5,800
Earnings reinvested in the business	27,118	795	992	(1,787)	27,118
Accumulated other comprehensive losses	(3,157)	(330)	(1,521)	1,851	(3,157)
Cost of repurchased stock	(27,809)	—	—	—	(27,809)
Total stockholders’ equity attributable to Altria Group, Inc.	2,887	3,775	10,924	(14,699)	2,887
Noncontrolling interests	—	—	(6)	—	(6)
Total stockholders’ equity	2,887	3,775	10,918	(14,699)	2,881
Total Liabilities and Stockholders’ Equity	$24,310	$10,576	$22,736	$(25,623)	$31,999

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Nine Months Ended September 30, 2015
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$16,743	$2,405	$(32)	$19,116
Cost of sales	—	4,983	782	(32)	5,733
Excise taxes on products	—	4,834	157	—	4,991
Gross profit	—	6,926	1,466	—	8,392
Marketing, administration and research costs	135	1,511	305	—	1,951
Changes to Mondelēz and PMI tax-related receivables/payables	41	—	—	—	41
Asset impairment and exit costs	—	—	4	—	4
Operating (expense) income	(176)	5,415	1,157	—	6,396
Interest and other debt expense, net	430	11	168	—	609
Loss on early extinguishment of debt	228	—	—	—	228
Earnings from equity investment in SABMiller	(546)	—	—	—	(546)
(Loss) Earnings before income taxes and equity earnings of subsidiaries	(288)	5,404	989	—	6,105
(Benefit) provision for income taxes	(200)	1,959	351	—	2,110
Equity earnings of subsidiaries	4,082	197	—	(4,279)	—
Net earnings	3,994	3,642	638	(4,279)	3,995
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria Group, Inc.	$3,994	$3,642	$637	$(4,279)	$3,994

Net earnings	$3,994	$3,642	$638	$(4,279)	$3,995
Other comprehensive (losses) earnings, net of deferred income taxes	(475)	11	102	(113)	(475)
Comprehensive earnings	3,519	3,653	740	(4,392)	3,520
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$3,519	$3,653	$739	$(4,392)	$3,519

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended September 30, 2015
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,865	$845	$(11)	$6,699
Cost of sales	—	1,671	272	(11)	1,932
Excise taxes on products	—	1,670	51	—	1,721
Gross profit	—	2,524	522	—	3,046
Marketing, administration and research costs	46	552	100	—	698
Changes to Mondelēz and PMI tax-related receivables/payables	41	—	—	—	41
Operating (expense) income	(87)	1,972	422	—	2,307
Interest and other debt expense, net	138	11	56	—	205
Earnings from equity investment in SABMiller	(187)	—	—	—	(187)
(Loss) Earnings before income taxes and equity earnings of subsidiaries	(38)	1,961	366	—	2,289
(Benefit) provision for income taxes	(55)	685	131	—	761
Equity earnings of subsidiaries	1,511	71	—	(1,582)	—
Net earnings	1,528	1,347	235	(1,582)	1,528
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$1,528	$1,347	$235	$(1,582)	$1,528

Net earnings	$1,528	$1,347	$235	$(1,582)	$1,528
Other comprehensive (losses) earnings, net of deferred income taxes	(279)	4	32	(36)	(279)
Comprehensive earnings	1,249	1,351	267	(1,618)	1,249
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$1,249	$1,351	$267	$(1,618)	$1,249

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2015
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$3,557	$3,767	$655	$(3,889)	$4,090
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(37)	(125)	—	(162)
Proceeds from finance assets	—	—	255	—	255
Other	—	10	(8)	—	2
Net cash (used in) provided by investing activities	—	(27)	122	—	95
Cash Provided by (Used in) Financing Activities
Long-term debt repaid	(1,793)	—	—	—	(1,793)
Repurchases of common stock	(518)	—	—	—	(518)
Dividends paid on common stock	(3,071)	—	—	—	(3,071)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	611	(492)	(119)	—	—
Premiums and fees related to early extinguishment of debt	(226)	—	—	—	(226)
Cash dividends paid to parent	—	(3,249)	(640)	3,889	—
Other	17	—	(8)	—	9
Net cash used in financing activities	(4,980)	(3,741)	(767)	3,889	(5,599)
Cash and cash equivalents:
(Decrease) increase	(1,423)	(1)	10	—	(1,414)
Balance at beginning of period	3,281	3	37	—	3,321
Balance at end of period	$1,858	$2	$47	$—	$1,907

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2014
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$3,270	$2,839	$455	$(3,504)	$3,060
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(33)	(83)	—	(116)
Acquisition of Green Smoke, net of acquired cash	—	—	(93)	—	(93)
Proceeds from finance assets	—	—	190	—	190
Other	—	70	9	—	79
Net cash provided by investing activities	—	37	23	—	60
Cash Provided by (Used in) Financing Activities
Long-term debt repaid	(525)	—	—	—	(525)
Repurchases of common stock	(679)	—	—	—	(679)
Dividends paid on common stock	(2,864)	—	—	—	(2,864)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(130)	56	74	—	—
Cash dividends paid to parent	—	(2,933)	(571)	3,504	—
Other	17	—	(3)	—	14
Net cash used in financing activities	(4,181)	(2,877)	(500)	3,504	(4,054)
Cash and cash equivalents:
Decrease	(911)	(1)	(22)	—	(934)
Balance at beginning of period	3,114	1	60	—	3,175
Balance at end of period	$2,203	$—	$38	$—	$2,241

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 12. Recent Accounting Guidance Not Yet Adopted:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for recognizing revenue from contracts with customers. The objective of this guidance is to establish principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. As a result of an August 2015 FASB update, the new guidance will be effective for Altria Group, Inc. for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued authoritative guidance to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge (i.e., an asset). For Altria Group, Inc., the new guidance will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The guidance requires all prior period balance sheets to be adjusted retrospectively and early adoption is permitted. Altria Group, Inc. will adopt the new guidance by the first quarter of 2016. At September 30, 2015 and December 31, 2014, Altria Group, Inc. had $74 million and $83 million, respectively, of debt issuance costs included in other assets on its condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Description of the Company

At September 30, 2015, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged predominantly in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. In addition, Nu Mark and Middleton use third-party contract manufacturing arrangements in the manufacture of their products. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At September 30, 2015, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At September 30, 2015, Altria Group, Inc. also held approximately 27% of the economic and voting interest of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends. On October 13, 2015, Anheuser-Busch InBev SA/NV (“AB InBev”) and SABMiller announced an agreement in principle on key terms regarding AB InBev’s possible firm offer to effect a business combination with SABMiller for 44 British pounds in cash for each SABMiller share, with a partial share alternative available for approximately 41% of the SABMiller shares. On October 28, 2015, the U.K. Panel on Takeovers and Mergers extended the relevant takeover code deadline until November 4, 2015 to enable AB InBev to deliver a firm offer to effect the business combination. As previously announced, Altria Group, Inc. supports the proposed transaction and, subject to finalization of terms, is prepared to elect the partial share alternative. There can be no certainty, however, either that AB InBev will make a firm offer or as to the terms on which any firm offer will be made.

Altria Group, Inc.’s reportable segments are smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in an all other category.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.
Consolidated Results of Operations for the Nine Months Ended September 30, 2015: The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the nine months ended September 30, 2015, from the nine months ended September 30, 2014, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the nine months ended September 30, 2014	$3,834	$1.93

2014 NPM Adjustment Items	(56)	(0.03)
2014 Asset impairment, exit, integration and acquisition-related costs	11	0.01
2014 Tobacco and health litigation items	25	0.01
2014 SABMiller special items	(7)	—
2014 Tax items	(19)	(0.01)
Subtotal 2014 special items	(46)	(0.02)

2015 NPM Adjustment Items	80	0.04
2015 Tobacco and health litigation items	(73)	(0.04)
2015 SABMiller special items	(62)	(0.03)
2015 Loss on early extinguishment of debt	(143)	(0.07)
2015 Asset impairment, exit and integration costs	(6)	—
2015 Tax items	17	—
Subtotal 2015 special items	(187)	(0.10)

Fewer shares outstanding	—	0.02
Change in tax rate	(23)	(0.01)
Operations	416	0.21
For the nine months ended September 30, 2015	$3,994	$2.03

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the nine months ended September 30, 2015 compared with the prior-year period were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase programs.

Change in Tax Rate: The change in tax rate was due primarily to decreased recognition of foreign tax credits associated with SABMiller dividends.

Operations: The increase of $416 million in operations shown in the table above was due primarily to the following:

▪	higher income from the smokeable products and smokeless products segments; and

▪	lower interest and other debt expense, net;
partially offset by:

▪	lower earnings from Altria’s equity investment in SABMiller.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Results of Operations for the Three Months Ended September 30, 2015: The changes in Altria Group, Inc.’s net earnings and diluted EPS attributable to Altria Group, Inc. for the three months ended September 30, 2015, from the three months ended September 30, 2014, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended September 30, 2014	$1,397	$0.71

2014 Asset impairment, exit, integration and acquisition-related costs	10	—
2014 Tobacco and health litigation items	2	—
2014 SABMiller special items	(28)	(0.01)
2014 Tax items	(19)	(0.01)
Subtotal 2014 special items	(35)	(0.02)

2015 NPM Adjustment Items	80	0.04
2015 Tobacco and health litigation items	(43)	(0.02)
2015 SABMiller special items	(4)	—
2015 Integration costs	(1)	—
2015 Tax items	21	0.01
Subtotal 2015 special items	53	0.03

Change in tax rate	(6)	—
Operations	119	0.06
For the three months ended September 30, 2015	$1,528	$0.78

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations: The increase of $119 million in operations shown in the table above was due primarily to the following:

▪	higher income from the smokeable products segment;

▪	lower investment spending in the innovative tobacco products businesses; and

▪	lower interest and other debt expense, net;
partially offset by:

▪	lower earnings from Altria Group, Inc.’s equity investment in SABMiller.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2015 Forecasted Results: In October 2015, Altria Group, Inc. reaffirmed that its 2015 full-year adjusted diluted EPS growth rate is expected to be in the range of 7.5% to 9.5% over 2014 full-year adjusted diluted EPS. This forecasted growth rate excludes the net expenses in the table below.

Altria Group, Inc. expects moderated adjusted diluted EPS results in the fourth quarter of 2015 versus the prior year due to several factors. These include lapping the benefit received from the expiration of federal tobacco quota buy-out payments; lapping some of the effects of a stronger economy and lower gasoline prices; and a higher effective tax rate on operations. Additionally, trade inventories for cigarettes may moderate moving forward and unfavorable foreign currency translation could affect prior-year comparisons of earnings from Altria Group, Inc.’s equity investment in SABMiller. Altria Group, Inc. expects its 2015 full-year effective tax rate on operations will be 35.3%.

The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast and to the other forward-looking statements made in this Quarterly Report on Form 10-Q (“Form 10-Q”).

Expense (Income), Net Excluded from Adjusted Diluted EPS
	2015	2014
NPM Adjustment Items	$(0.04)	$(0.03)
Tobacco and health litigation items	0.04	0.01
SABMiller special items	0.03	0.01
Loss on early extinguishment of debt	0.07	0.02
Asset impairment, exit, integration and acquisition-related costs	—	0.01
Tax items	—	(0.01)
	$0.10	$0.01

Altria Group, Inc. reports its financial results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Altria Group, Inc.’s management reviews certain financial results, including diluted EPS, on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, SABMiller special items, certain tax items, charges associated with tobacco and health litigation items, and settlements of, and determinations made in connection with, disputes with certain states and territories related to the non-participating manufacturer (“NPM”) adjustment provision under the 1998 Master Settlement Agreement (such settlements and determinations are referred to collectively as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 10. Contingencies to the condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Form 10-Q (“Item 1”)). Altria Group, Inc.’s management does not view any of these special items to be part of Altria Group, Inc.’s sustainable results as they may be highly variable, are difficult to predict and can distort underlying business trends and results. Altria Group, Inc.’s management also reviews income tax rates on an adjusted basis. Altria Group, Inc.’s effective tax rate on operations may exclude certain tax items from its reported effective tax rate. Altria Group, Inc.’s management believes that adjusted financial measures provide useful insight into underlying business trends and results and provide a more meaningful comparison of year-over-year results. Adjusted financial measures are used by management and regularly provided to Altria Group, Inc.’s chief operating decision maker for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. These adjusted financial measures are not consistent with U.S. GAAP, and should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.
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

Discussion and Analysis

Consolidated Operating Results

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net revenues:
Smokeable products	$17,235	$16,428	$6,040	$5,859
Smokeless products	1,393	1,345	482	466
Wine	461	428	166	153
All other	27	63	11	13
Net revenues	$19,116	$18,264	$6,699	$6,491

Excise taxes on products:
Smokeable products	$4,876	$4,815	$1,682	$1,697
Smokeless products	100	102	34	36
Wine	15	15	5	5
Excise taxes on products	$4,991	$4,932	$1,721	$1,738

Operating income:
Operating companies income (loss):
Smokeable products	$5,831	$5,160	$2,121	$1,840
Smokeless products	830	804	286	280
Wine	97	81	35	31
All other	(139)	(143)	(35)	(89)
Amortization of intangibles	(16)	(15)	(6)	(5)
General corporate expenses	(166)	(174)	(53)	(53)
Changes to Mondelēz and PMI tax-related receivables/payables	(41)	(5)	(41)	(5)
Operating income	$6,396	$5,708	$2,307	$1,999

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

The following events that occurred during the nine and three months ended September 30, 2015 and 2014 affected the comparability of statement of earnings amounts:

▪
NPM Adjustment Items: For the nine and three months ended September 30, 2015 and 2014, pre-tax income for NPM Adjustment Items was recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Smokeable products segment	$126	$43	$126	$—
Interest and other debt expense, net	—	47	—	—
Total	$126	$90	$126	$—

The amounts shown in the table above for the smokeable products segment were recorded by PM USA as reductions to cost of sales, which increased operating companies income in the smokeable products segment. For further discussion, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 10. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 10”).
▪Tobacco and Health Litigation Items: For the nine and three months ended September 30, 2015 and 2014, pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Smokeable products segment	$102	$22	$54	$3
General corporate	—	15	—	—
Interest and other debt expense, net	13	2	13	1
Total	$115	$39	$67	$4
During the third quarter of 2015, PM USA recorded total pre-tax charges of $54 million in marketing, administration and research costs related to tobacco and health judgments in six state Engle progeny lawsuits, as well as $13 million of interest costs related to those cases. During the first quarter of 2015, PM USA and certain other cigarette manufacturers reached a tentative agreement to resolve approximately 415 pending federal Engle progeny cases. As a result of the tentative agreement, during the first quarter of 2015, PM USA recorded a pre-tax provision of approximately $43 million in marketing, administration and research costs. For further discussion, see Smoking and Health Litigation in Note 10.
During the second quarter of 2014, Altria Group, Inc. and PM USA recorded an aggregate pre-tax charge of $31 million in marketing, administration and research costs for the estimated costs of implementing the corrective communications remedy in connection with the federal government’s lawsuit against Altria Group, Inc. and PM USA. For further discussion, see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit in Note 10.

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

▪
SABMiller Special Items: Altria Group, Inc.’s earnings from its equity investment in SABMiller for the nine months ended September 30, 2015 included net pre-tax charges of $96 million, consisting primarily of Altria Group, Inc.’s share of SABMiller’s asset impairment charges.

▪
Tax items: Tax items for the nine and three months ended September 30, 2015 primarily included the reversal in 2015 of tax reserves and associated interest due primarily to the closure in August 2015 of the Internal Revenue Service (“IRS”) audit of Altria Group, Inc. and its consolidated subsidiaries’ 2007-2009 tax years (“IRS 2007-2009 Audit”), partially offset by a reversal of foreign tax credits primarily associated with SABMiller dividends. Tax items for the nine and three months ended September 30, 2014 primarily included the reversal of tax accruals no longer required. For further discussion, see Note 9, Income Taxes to the condensed consolidated financial statements in Item 1 (“Note 9”).

Consolidated Results of Operations for the Nine Months Ended September 30, 2015

The following discussion compares consolidated operating results for the nine months ended September 30, 2015 with the nine months ended September 30, 2014.

Net revenues, which include excise taxes billed to customers, increased $852 million (4.7%), due primarily to higher net revenues in the smokeable products segment.

Excise taxes on products increased $59 million (1.2%), due primarily to higher smokeable products shipment volume.

Cost of sales decreased $66 million (1.1%), due primarily to lower resolution expenses (due principally to the end of the federal tobacco quota buy-out payments after the third quarter of 2014) and higher NPM Adjustment Items in 2015, partially offset by higher manufacturing costs in the smokeable products segment.

Marketing, administration and research costs increased $130 million (7.1%), due primarily to higher costs in the smokeable products segment (which included higher tobacco and health litigation items).

Operating income increased $688 million (12.1%), due primarily to higher operating results from the smokeable products segment.

Interest and other debt expense, net increased $13 million (2.2%), due primarily to interest income recorded during 2014 as a result of the NPM Adjustment Items, and higher interest costs related to tobacco and health litigation items, mostly offset by lower interest costs on debt as a result of debt refinancing activities in 2015 and 2014.

Earnings from Altria Group, Inc.’s equity investment in SABMiller, which decreased $207 million (27.5%), were negatively affected by SABMiller special items and unfavorable currency impacts from a stronger U.S. dollar.

Net earnings attributable to Altria Group, Inc. of $3,994 million increased $160 million (4.2%), due primarily to higher operating income, partially offset by the loss on early extinguishment of debt in 2015 and lower earnings from Altria Group, Inc.’s equity investment in SABMiller. Diluted and basic EPS attributable to Altria Group, Inc. of $2.03, each increased by 5.2% due to higher net earnings attributable to Altria Group, Inc. and fewer shares outstanding.

Consolidated Results of Operations for the Three Months Ended September 30, 2015

The following discussion compares consolidated operating results for the three months ended September 30, 2015 with the three months ended September 30, 2014.

Net revenues, which include excise taxes billed to customers, increased $208 million (3.2%), due primarily to higher net revenues in the smokeable products segment.

Cost of sales decreased $147 million (7.1%), due primarily to NPM Adjustment Items in 2015 and lower resolution expenses (due primarily to the end of the federal tobacco quota buy-out payments after the third quarter of 2014), partially offset by higher manufacturing costs in the smokeable products segment.

Marketing, administration and research costs increased $35 million (5.3%), due primarily to higher tobacco and health litigation items in the smokeable products segment, partially offset by lower investment spending in the innovative tobacco products businesses.

Operating income increased $308 million (15.4%), due primarily to higher operating results from the smokeable products segment and lower investment spending in the innovative tobacco products businesses, partially offset by higher changes to Mondelēz and PMI tax-related receivables/payables.

Interest and other debt expense, net decreased $8 million (3.8%), due primarily to lower interest costs on debt as a result of debt refinancing activities in 2015 and 2014, partially offset by higher interest costs related to tobacco and health litigation items.

Earnings from Altria Group, Inc.’s equity investment in SABMiller, which decreased $141 million (43.0%), were negatively affected by SABMiller special items and unfavorable currency impacts from a stronger U.S. dollar.

Altria Group, Inc.’s income tax rate decreased 0.7 percentage points to 33.2% due primarily to the reversal of tax reserves and associated interest due primarily to the closure in August 2015 of the IRS 2007-2009 Audit and the resolution of various Mondelēz and PMI tax matters, partially offset by a reversal of foreign tax credits primarily associated with SABMiller dividends during the third quarter of 2015 and the reversal of tax accruals no longer required during the third quarter of 2014. For further discussion, see Note 9.

Net earnings attributable to Altria Group, Inc. of $1,528 million increased $131 million (9.4%), due primarily to higher operating income and a lower income tax rate, partially offset by lower earnings from Altria Group, Inc.’s equity investment in SABMiller. Diluted and basic EPS attributable to Altria Group, Inc. of $0.78, each increased by 9.9% due primarily to higher net earnings attributable to Altria Group, Inc.

Operating Results by Business Segment

Tobacco Space

Business Environment

Summary

The United States tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of our tobacco subsidiaries and our consolidated results of operations, cash flows or financial position. These challenges, some of which are discussed in more detail below, in Note 10 and in Cautionary Factors That May Affect Future Results below, include:

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

In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria Group, Inc.’s tobacco subsidiaries. Our tobacco subsidiaries believe that a significant number of adult tobacco consumers switch between tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products. While the e-vapor category grew significantly in recent years, Nu Mark estimates a slowdown in growth during 2015.

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

In April 2014, the FDA issued proposed regulations for other tobacco products, which as proposed would include machine-made large cigars, e-vapor products, pipe tobacco and oral tobacco-derived nicotine products marketed and sold by some of our tobacco subsidiaries. The proposed regulations would impose the FSPTCA regulatory framework on products manufactured, marketed and sold by Middleton and Nu Mark with potentially wide-ranging impact on their businesses. See FDA Regulatory Actions - Proposed Deeming Regulations below.

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

In April 2015, PM USA, USSTC and other tobacco product manufacturers filed a lawsuit in the United States District Court for the District of Columbia against the FDA, the United States Department of Health and Human Services, and the heads of both agencies seeking to declare these new requirements invalid and to enjoin defendants from enforcing them. In May 2015, the FDA announced that it was continuing to consider the Substantial Equivalence Guidance in light of comments received and that it would not enforce the requirements under such guidance until further notice.  In light of the FDA’s announcement, the plaintiffs dismissed the pending lawsuit without prejudice in June 2015.

On September 8, 2015, the FDA issued a second edition of the Substantial Equivalence Guidance (the “Revised SE Guidance”), which continues to require FDA pre-authorization for certain label changes and for product quantity changes. On September 30, 2015, PM USA, USSTC and other tobacco product manufacturers filed a new lawsuit in the United States District Court for the District of Columbia against the same defendants named in the prior suit seeking to declare the requirements of the Revised SE Guidance invalid and to enjoin defendants from enforcing them.

Good Manufacturing Practices

The FSPTCA requires that the FDA promulgate good manufacturing practice regulations (referred to by the FDA as “Requirements for Tobacco Product Manufacturing Practice”) for tobacco product manufacturers, but does not specify a timeframe for such regulations.

Proposed Deeming Regulations

As noted above in FSPTCA and FDA Regulation - The Regulatory Framework, the FDA proposed regulations in April 2014 that would impose the FSPTCA regulatory framework on machine-made large cigars, e-vapor products, pipe tobacco and chewable tobacco-derived nicotine products. Nu Mark and Middleton submitted comments on the proposed regulations in August 2014. Nu Mark’s submission covers a number of topics, including its perspective on (1) the guiding principles that the FDA should follow to help ensure successful implementation of the deeming regulation, (2) the potential for e-vapor products and other tobacco-derived nicotine products to reduce tobacco-related harm and (3) the establishment of product approval pathways that encourage innovation of potentially reduced harm products. Middleton’s comments covered its perspective on the overall regulation of cigars and on the use of the word “mild” in the Black & Mild brand name. The proposed regulations suggested that the FDA may apply the descriptor prohibition to cigars and pipe tobacco, which could potentially prohibit the use of the word “Mild” in the Black & Mild brand name. As reflected in the comments, Middleton believes neither the FDA’s regulatory authority nor the First or Fifth Amendments to the United States Constitution allow the FDA to ban words such as “mild” regardless of the context and that the FDA can only prohibit the word “mild” when used as a descriptor of modified risk.

Excise Taxes

Tobacco products are subject to substantial excise taxes in the United States. Significant increases in tobacco-related taxes or fees have been proposed or enacted (including with respect to e-vapor products) and are likely to continue to be proposed or enacted at the federal, state and local levels within the United States.

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. By way of example, in 2009, the federal excise tax (“FET”) on cigarettes increased from $0.39 per pack to approximately $1.01 per pack, in 2010, the New York state excise tax increased by $1.60 to $4.35 per pack and in October 2014, Philadelphia, Pennsylvania enacted a $2.00 per pack local cigarette excise tax. Between the end of 1998 and October 26, 2015, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.54 per pack. As of October 26, 2015, Alabama, Nevada, Kansas, Vermont, Louisiana, Ohio, Rhode Island and Connecticut have enacted legislation to increase their cigarette excise taxes in 2015. The President’s 2015 Budget proposes significant increases in the FET for all tobacco products. The proposed budget would increase the FET on a pack of cigarettes by $0.94 per pack, raising the total FET to $1.95 per pack, and would also increase the tax on other tobacco products by a proportionate amount. It is not possible to predict whether this proposed FET increase will be enacted.

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

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of October 26, 2015, the federal government, 22 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of October 26, 2015, 179 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain; and restrict smoking in public places.

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

State Settlement Agreements

As discussed in Note 10, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, market share and industry volume. For a discussion of the impact of the State Settlement Agreements on Altria Group, Inc., see Financial Review - Debt and Liquidity - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation below and Note 10. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

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

Operating Results

The following discussion compares operating results for the smokeable and smokeless products segments for the nine and three months ended September 30, 2015, with the nine and three months ended September 30, 2014.

	For the Nine Months Ended September 30,
	Net Revenues		Operating Companies Income
	2015	2014	2015	2014
	(in millions)
Smokeable products	$17,235	$16,428	$5,831	$5,160
Smokeless products	1,393	1,345	830	804
Total smokeable and smokeless products	$18,628	$17,773	$6,661	$5,964

	For the Three Months Ended September 30,
	Net Revenues		Operating Companies Income
	2015	2014	2015	2014
	(in millions)
Smokeable products	$6,040	$5,859	$2,121	$1,840
Smokeless products	482	466	286	280
Total smokeable and smokeless products	$6,522	$6,325	$2,407	$2,120

Smokeable products segment

The smokeable products segment’s net revenues, operating companies income and operating companies income margin increased during the nine and three months ended September 30, 2015, due primarily to higher pricing. PM USA grew Marlboro’s and its total cigarette retail share for both periods.

The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(sticks in millions)
Cigarettes:
Marlboro	82,007	81,076	1.1%	28,392	28,581	(0.7)%
Other premium	5,114	5,306	(3.6)%	1,769	1,848	(4.3)%
Discount	8,383	7,666	9.4%	3,021	2,736	10.4%
Total cigarettes	95,504	94,048	1.5%	33,182	33,165	0.1%
Cigars:
Black & Mild	963	931	3.4%	340	341	(0.3)%
Other	24	21	14.3%	11	6	83.3%
Total cigars	987	952	3.7%	351	347	1.2%
Total smokeable products	96,491	95,000	1.6%	33,533	33,512	0.1%

Cigarettes shipment volume includes Marlboro; Other premium brands, such as Virginia Slims, Parliament and Benson & Hedges; and Discount brands, which include L&M and Basic. Cigarettes volume includes units sold as well as promotional units, but excludes units sold for distribution to and in Puerto Rico, and units sold in U.S. Territories, to overseas military and by Philip Morris Duty Free Inc., none of which, individually or in the aggregate, is material to the smokeable products segment.

The following table summarizes the smokeable products segment retail share performance:

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2015	2014	Percentage Point Change	2015	2014	Percentage Point Change
Cigarettes:
Marlboro	44.0%	43.8%	0.2	43.9%	43.8%	0.1
Other premium	2.9	2.9	—	2.8	2.9	(0.1)
Discount	4.4	4.1	0.3	4.6	4.2	0.4
Total cigarettes	51.3%	50.8%	0.5	51.3%	50.9%	0.4
Cigars:
Black & Mild	27.5%	28.3%	(0.8)	28.1%	28.9%	(0.8)
Other	0.3	0.4	(0.1)	0.5	0.4	0.1
Total cigars	27.8%	28.7%	(0.9)	28.6%	29.3%	(0.7)

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

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2015 increased $807 million (4.9%), due primarily to higher pricing, which includes higher promotional investments, and higher shipment volume ($288 million). Operating companies income for the nine months ended September 30, 2015 increased $671 million (13.0%), due primarily to higher pricing, which includes higher promotional investments, lower resolution expenses (due principally to the end of the federal tobacco quota buy-out payments after the third quarter of 2014), higher shipment volume ($147 million) and higher NPM Adjustment Items in 2015 ($83 million). These factors were partially offset by higher costs (due primarily to higher pension and benefit costs, and marketing, administration and research costs) and higher tobacco and health litigation items ($80 million).

Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2015, increased $181 million (3.1%), due primarily to higher pricing, which includes higher promotional investments. Operating companies income for the three months ended September 30, 2015 increased $281 million (15.3%), due primarily to higher pricing, which includes higher promotional investments, NPM Adjustment Items in 2015, and lower resolution expenses (due principally to the end of the federal tobacco quota buy-out payments after the third quarter of 2014). These factors were partially offset by higher tobacco and health litigation items ($51 million) and higher costs (due primarily to higher pension and benefit costs).

Total smokeable products shipment volume for the nine and three months ended September 30, 2015 increased 1.6% and 0.1%, respectively. PM USA’s reported domestic cigarettes shipment volume increased 1.5% for the nine months ended September 30, 2015, benefiting from industry volume improvement, trade inventory movements and retail share gains. In the third quarter of 2015, PM USA’s reported domestic cigarettes shipment volume increased 0.1%, benefiting from industry volume improvement and retail share gains.

When adjusted for trade inventory movements and other factors, PM USA estimates that its domestic cigarettes shipment volume increased approximately 0.5% for the first nine months of 2015 and was unchanged in the third quarter of 2015. PM USA estimates that total industry cigarette volumes declined approximately 0.5% and 1% for the nine and three months ended September 30, 2015, respectively.

PM USA’s shipments of premium cigarettes accounted for 91.2% and 90.9% of its reported domestic cigarettes shipment volume for the nine and three months ended September 30, 2015, respectively, versus 91.8% for both the nine and three months ended September 30, 2014, respectively.

Middleton’s reported cigars shipment volume for the nine months ended September 30, 2015 increased 3.7%, driven primarily by Black & Mild in the tipped cigars segment. For the three months ended September 30, 2015, Middleton’s reported cigars shipment volume increased 1.2%.

Marlboro gained 0.2 retail share points for the nine months ended September 30, 2015 and 0.1 retail share point in the third quarter of 2015. PM USA grew its total retail share for the nine and three months ended September 30, 2015 by 0.5 share points and 0.4 share points, respectively, due to gains by Marlboro and L&M in Discount. These share gains were partially offset by share losses on other portfolio brands.

In the machine-made large cigars category, while Black & Mild’s retail share declined 0.8 share points for both the nine and three months ended September 30, 2015, respectively, Black & Mild gained retail share in the more profitable tipped cigars segment.
Smokeless products segment

During both the nine months and third quarter of 2015, the smokeless products segment grew operating companies income, primarily through higher pricing, and USSTC increased Copenhagen and Skoal’s combined retail share.

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(cans and packs in millions)
Copenhagen	351.5	334.7	5.0%	120.2	115.8	3.8%
Skoal	200.5	201.6	(0.5)%	67.1	68.3	(1.8)%
Copenhagen and Skoal	552.0	536.3	2.9%	187.3	184.1	1.7%
Other	53.0	56.6	(6.4)%	17.6	18.9	(6.9)%
Total smokeless products	605.0	592.9	2.0%	204.9	203.0	0.9%

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

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2015	2014	Percentage Point Change	2015	2014	Percentage Point Change
Copenhagen	31.4%	30.6%	0.8	31.7%	31.0%	0.7
Skoal	19.8	20.4	(0.6)	19.7	20.2	(0.5)
Copenhagen and Skoal	51.2	51.0	0.2	51.4	51.2	0.2
Other	3.7	4.0	(0.3)	3.6	4.0	(0.4)
Total smokeless products	54.9%	55.0%	(0.1)	55.0%	55.2%	(0.2)

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

Net revenues, which include excise taxes billed to customers, for the nine and three months ended September 30, 2015 increased $48 million (3.6%) and $16 million (3.4%), respectively, due primarily to higher pricing, which includes higher promotional investments. Operating companies income for the nine and three months ended September 30, 2015 increased $26 million (3.2%) and $6 million (2.1%), respectively, due primarily to higher pricing, which includes higher promotional investments, partially offset by higher marketing, administration and research costs.

The smokeless products segment’s reported domestic shipment volume increased 2.0% and 0.9% for the nine and three months ended September 30, 2015, as volume growth in Copenhagen was partially offset by declines in Skoal and Other portfolio brands. Copenhagen and Skoal’s combined reported shipment volume for the nine and three months ended September 30, 2015 increased 2.9% and 1.7%, respectively.

After adjusting for trade inventory movements and other factors, USSTC estimates that its domestic smokeless products shipment volume grew approximately 2% and 1.5% for the nine and three months ended September 30, 2015, respectively. USSTC estimates that the smokeless products category volume grew approximately 2.5% over the six months ended September 30, 2015 as compared with approximately 2% over the six months ended September 30, 2014.

Copenhagen and Skoal’s combined retail share for both the nine and three months ended September 30, 2015 increased 0.2 share points. For the nine months ended September 30, 2015, Copenhagen’s retail share increased 0.8 share points and Skoal’s retail share declined 0.6 share points. In the third quarter of 2015, Copenhagen’s retail share increased 0.7 share points and Skoal’s retail share declined 0.5 share points.

Total smokeless products retail share for the nine and three months ended September 30, 2015 declined 0.1 and 0.2 share points to 54.9% and 55.0%, respectively.

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
Operating Results
Ste. Michelle increased its net revenues and operating companies income for the nine and three months ended September 30, 2015, due primarily to higher shipment volume and improved premium mix. Ste. Michelle expanded its operating companies income margin during the nine and three months ended September 30, 2015.
The following discussion compares wine segment results for the nine and three months ended September 30, 2015, with the nine and three months ended September 30, 2014.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net revenues	$461	$428	$166	$153
Operating companies income	$97	$81	$35	$31

The following table summarizes wine segment case shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(cases in thousands)
Chateau Ste. Michelle	2,109	2,008	5.0%	755	704	7.2%
Columbia Crest	703	608	15.6%	249	230	8.3%
14 Hands	1,185	1,126	5.2%	415	369	12.5%
Other	1,892	1,799	5.2%	704	648	8.6%
Total wine	5,889	5,541	6.3%	2,123	1,951	8.8%

Net revenues, which include excise taxes billed to customers, for the nine and three months ended September 30, 2015 increased $33 million (7.7%) and $13 million (8.5%), respectively, and operating companies income for the nine and three months ended September 30, 2015 increased $16 million (19.8%) and $4 million (12.9%), respectively, due primarily to higher shipment volume and improved premium mix.

For the nine and three months ended September 30, 2015, Ste. Michelle’s reported wine shipment volume grew 6.3% and 8.8%, respectively, driven by higher volume across all Ste. Michelle’s reported brands.

Financial Review

Net Cash Provided by Operating Activities

During the first nine months of 2015, net cash provided by operating activities was $4,090 million compared with $3,060 million during the first nine months of 2014. This increase was due primarily to higher net revenues in the smokeable products segment and the end of the federal tobacco quota buy-out payments after the third quarter of 2014, partially offset by higher settlement payments during 2015, driven by the impact of NPM Adjustment Items in 2014.

Altria Group, Inc. had a working capital deficit at September 30, 2015 and December 31, 2014. Altria Group, Inc.’s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.

Net Cash Provided by Investing Activities

During the first nine months of 2015, net cash provided by investing activities was $95 million compared with $60 million during the first nine months of 2014. This increase was due primarily to the following:

▪	Nu Mark’s acquisition of the e-vapor business of Green Smoke during the second quarter of 2014; and

▪	higher proceeds from asset sales in the financial services business during the nine months of 2015;
partially offset by:

▪	the sale of PM USA’s Cabarrus, North Carolina manufacturing facility during the second quarter of 2014; and

▪	higher capital expenditures during the first nine months of 2015, due primarily to a new USSTC manufacturing facility.

Net Cash Used in Financing Activities

During the first nine months of 2015, net cash used in financing activities was $5,599 million compared with $4,054 million during the first nine months of 2014. This increase was due primarily to the following:

▪
debt tender offer completed during the first quarter of 2015, which resulted in the repurchase of $793 million of senior unsecured long-term notes and a $226 million payment of premiums and fees, as more fully described in Note 8. Debt to the condensed consolidated financial statements in Item 1 (“Note 8”);

▪	$1.0 billion repayment of Altria Group, Inc. senior unsecured notes at scheduled maturity during the third quarter of 2015; and

▪	higher dividends paid during the first nine months of 2015;
partially offset by:

▪	$525 million repayment of Altria Group, Inc. senior unsecured notes at scheduled maturity during the first quarter of 2014; and

▪	lower share repurchases during the first nine months of 2015.

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

At September 30, 2015, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook

Moody’s	P-2	Baa1	Stable
Standard & Poor’s	A-2	BBB+	Stable
Fitch Ratings Ltd.	F2	BBB+	Stable

Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At and for the three months ended September 30, 2015 and 2014, and at December 31, 2014, Altria Group, Inc. had no short-term borrowings.

For the nine months ended September 30, 2015 and 2014, Altria Group, Inc.’s average daily short-term borrowings, peak short-term borrowings outstanding and weighted-average interest rate on short-term borrowings were as follows:

	For the Nine Months Ended September 30,
	2015	2014
	(dollars in millions)
Average daily short-term borrowings	$125	$47
Peak short-term borrowings outstanding	$1,125	$650
Weighted-average interest rate on short-term borrowings	0.57%	0.27%

Short-term borrowings were repaid with cash provided by operating activities. Peak borrowings for the nine months ended September 30, 2015 and 2014 were due primarily to payments related to State Settlement Agreements as further discussed in Tobacco Space - Business Environment, Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation, and Note 10.

Effective August 19, 2015, Altria Group, Inc. entered into an extension agreement (the “Extension Agreement”) to amend its $3.0 billion senior unsecured 5-year revolving credit agreement, dated as of August 19, 2013 (the “Credit Agreement”). The Extension Agreement extends the expiration date of the Credit Agreement from August 19, 2019 to August 19, 2020 pursuant to the terms of the Credit Agreement. All other terms and conditions of the Credit Agreement remain in full force and effect. The Credit Agreement was previously amended in 2014 to extend the expiration date from August 19, 2018 to August 19, 2019.

Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at September 30, 2015 for borrowings under the Credit Agreement was 1.25%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At September 30, 2015, credit available to Altria Group, Inc. under the Credit Agreement was $3.0 billion.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At September 30, 2015, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.4 to 1.0 and 11.2 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.’s Form 10-Q for the period ended September 30, 2013 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.

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

Debt - At September 30, 2015 and December 31, 2014, Altria Group, Inc.’s total debt was $12.9 billion and $14.7 billion, respectively.

During the third quarter of 2015, Altria Group, Inc. repaid in full at maturity senior unsecured notes in the aggregate principal amount of $1.0 billion.
As discussed in Note 8, during the first quarter of 2015, Altria Group, Inc. completed a debt tender offer to purchase for cash $793 million aggregate principal amount of its senior unsecured 9.700% notes due 2018.
Guarantees and Other Similar Matters - As discussed in Note 10, Altria Group, Inc. and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at September 30, 2015. From time to time, subsidiaries of Altria Group, Inc. also issue lines of credit to affiliated entities. In addition, as discussed in Note 11, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.
Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation - As discussed previously and in Note 10, PM USA has entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. PM USA, Middleton, and USSTC were also subject to payment obligations imposed by the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”). The FETRA payment obligations expired after the third quarter of 2014. In addition, in June 2009, PM USA and USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements, FETRA and the FDA user fees are based on variable factors, such as volume, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.’s subsidiaries recorded approximately $3.5 billion and $3.7 billion of charges to cost of sales for the nine months ended September 30, 2015 and 2014, respectively, and approximately $1.1 billion and $1.3 billion of charges to cost of sales for the three months ended September 30, 2015 and 2014, respectively. The amounts for the nine and three months ended September 30, 2015 reflected a decrease in the charge to cost of sales of approximately $300 million and $100 million, respectively, for the expiration of the obligations imposed by FETRA after the third quarter of 2014. In addition, the 2015 amounts included reductions to cost of sales of approximately $126 million for both the nine and three months ended September 30, 2015 for the NPM Adjustment Items. The amount for the nine months ended September 30, 2014 included a reduction to cost of sales of $43 million for the NPM Adjustment Items.

In connection with the settlement of the NPM Adjustment disputes under the 1998 Master Settlement Agreement (“MSA”) for the years 2003-2012, the formula for allocating the revised NPM Adjustments applicable to the signatory states for 2013 and subsequent years among the tobacco product manufacturers that are original signatories to the MSA (“OPMs”) has been modified in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon future developments. For a detailed discussion of settlements of, and determinations made in connection with, disputes with certain states and territories related to the NPM Adjustment provision under the MSA for the years 2003-2012, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 10.

Based on current agreements, 2014 market share and historical annual industry volume decline rates, the estimated amounts that Altria Group, Inc.’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees approximate $4.7 billion in 2015 and $4.8 billion each year thereafter. The decrease in these amounts compared with approximately $4.9 billion charged to cost of sales in 2014 primarily reflects the expiration of obligations imposed by FETRA after the third quarter of 2014. These estimated amounts exclude the potential impact of the revised and streamlined NPM Adjustment provision applicable to signatory states for years after 2014 discussed above.

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

Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of September 30, 2015, PM USA had posted various forms of security totaling approximately $69 million, the majority of which have been collateralized with cash deposits. These cash deposits are included in other assets on the condensed consolidated balance sheet.

Although litigation is subject to uncertainty and an adverse outcome or settlement of litigation could have a material adverse effect on the financial position, cash flows or results of operations of PM USA, UST or Altria Group, Inc. in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 10 and in Cautionary Factors That May Affect Future Results, management expects cash flow from operations, together with Altria Group, Inc.’s access to capital markets, to provide sufficient liquidity to meet ongoing business needs.

Leases - PMCC’s investment in leases is included in the line item finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014. At September 30, 2015, PMCC’s net finance receivables of approximately $1.3 billion in leveraged leases, which are included in finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheet, consisted of rents receivable ($2.2 billion) and the residual value of assets under lease ($0.7 billion), reduced by third-party nonrecourse debt ($1.3 billion) and unearned income ($0.3 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, of $1.3 billion at September 30, 2015, also included an allowance for losses.

Equity and Dividends

On January 28, 2015, Altria Group, Inc. granted an aggregate of 1.2 million shares of restricted stock units (also known as deferred stock) to eligible employees. Restrictions on 1.0 million and 0.2 million of these shares lapse in the first quarters of 2018 and 2020, respectively. The market value per share was $54.56 on the date of grant.

During the nine months ended September 30, 2015, 1.6 million shares of restricted stock and restricted stock units vested. The total fair value of restricted stock and restricted stock units that vested during the nine months ended September 30, 2015 was $85 million. The weighted-average grant date fair value per share of these awards was $28.59.

Dividends paid during the first nine months of 2015 and 2014 were $3,071 million and $2,864 million, respectively, an increase of 7.2%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase programs.

During the third quarter of 2015, Altria Group, Inc.’s Board of Directors (the “Board of Directors”) approved an 8.7% increase in the quarterly dividend rate to $0.565 per common share versus the previous rate of $0.52 per common share.
Altria Group, Inc. expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $2.26 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of the Board of Directors.

In July 2014, the Board of Directors authorized a $1.0 billion share repurchase program (the “July 2014 share repurchase program”). During the three months ended September 30, 2015, Altria Group, Inc. completed the July 2014 share repurchase program. Additionally, in July 2015, the Board of Directors authorized a new $1.0 billion share repurchase program (the “July 2015 share repurchase program”), which Altria Group, Inc. expects to complete by the end of 2016.

For further discussion of Altria Group, Inc.’s share repurchase programs, see Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Item 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.

Recent Accounting Guidance Not Yet Adopted

See Note 12. Recent Accounting Guidance Not Yet Adopted to the condensed consolidated financial statements in Item 1 for a discussion of recent accounting guidance issued but not yet adopted.

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

Actions by the FDA and other federal, state or local governments or agencies, including those specific actions described in Tobacco Space - Business Environment, may impact the consumer acceptability of tobacco products, limit adult tobacco consumer choices, delay or prevent the launch of new or modified tobacco products or products with claims of reduced risk, restrict communications to adult tobacco consumers, restrict the ability to differentiate tobacco products, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing, labeling or packing requirements, require the recall or other removal of tobacco products from the marketplace (including as a result of product contamination), interrupt manufacturing or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments. Any one or more of these actions may have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.

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

In connection with AB InBev’s proposed business combination with SABMiller, AB InBev has not, to date, announced a firm offer to effect such business combination in accordance with the U.K. City Code on Takeovers and Mergers and there can be no certainty that such an offer will be made or as to the terms on which any such offer will be made.

As described in Description of the Company above, on October 13, 2015, AB InBev and SABMiller announced an agreement in principle on key terms regarding AB InBev’s possible firm offer to effect a business combination with SABMiller.   The U.K. Panel on Takeovers and Mergers has extended until November 4, 2015 the deadline for AB InBev to announce a firm offer. There can be no certainty, however, either that AB InBev will make a firm offer or as to the terms on which any firm offer will be made.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 10 for a discussion of legal proceedings pending against Altria Group, Inc. and its subsidiaries. See also Exhibits 99.1 and 99.2 to this Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Altria Group, Inc. completed the July 2014 share repurchase program during the third quarter of 2015. In July 2015, the Board of Directors authorized the $1.0 billion July 2015 share repurchase program, which Altria Group, Inc. expects to complete by the end of 2016. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended September 30, 2015, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)

July 1 - 31, 2015	1,252,327	$50.39	1,251,410	$1,000,000,000
August 1 - 31, 2015	4,877	$49.76	—	$1,000,000,000
September 1 - 30, 2015	—	$—	—	$1,000,000,000
For the Quarter Ended September 30, 2015	1,257,204	$50.39	1,251,410

(1)
The total number of shares purchased include (a) shares purchased under the July 2014 share repurchase program (which totaled 1,251,410 shares in July) and (b) shares withheld by Altria Group, Inc. in an amount equal to statutory withholding taxes for holders who vested in restricted stock and restricted stock units, and forfeitures of restricted stock for which consideration was paid in connection with termination of employment of certain employees (which totaled 917 shares in July and 4,877 shares in August).

(2)	Reflects the $1.0 billion July 2015 share repurchase program authorized in July 2015.

Item 6. Exhibits.

3.1
Amended and Restated By-Laws of Altria Group, Inc., effective as of October 28, 2015. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on October 29, 2015 (File No. 1-08940).

10.1
Extension Agreement, effective August 19, 2015, among Altria Group, Inc., the lenders thereto and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on August 21, 2015 (File No. 1-08940).

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
October 29, 2015