Form 10-K
period 2015-12-31
ALTRIA GROUP, INC.
filed 2016-02-25
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer ☑ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company) Smaller operating company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No
As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $96 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at February 12, 2016
Common Stock, $0.33 1/3 par value	1,957,931,815 shares
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 19, 2016, to be filed with the Securities and Exchange Commission on or about April 7, 2016, are incorporated by reference into Part III hereof.

Part I
Item 1. Business.
General Development of Business
▪General: Altria Group, Inc. is a holding company incorporated in the Commonwealth of Virginia in 1985. At December 31, 2015, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged predominantly in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries.
At December 31, 2015, Altria Group, Inc. also held approximately 27% of the economic and voting interest of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounts for under the equity method of accounting. On November 11, 2015, Anheuser-Busch InBev SA/NV (“AB InBev”) announced its firm offer to effect a business combination with SABMiller in a cash and stock transaction. For further discussion, see Note 6. Investment in SABMiller to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K (“Item 8”).
▪Source of Funds: Because Altria Group, Inc. is a holding company, its access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At December 31, 2015, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends.
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
The relative percentages of operating companies income (loss) attributable to each reportable segment and the all other category were as follows:

	2015	2014	2013

Smokeable products	87.4%	87.2%	84.5%
Smokeless products	12.8	13.4	12.2
Wine	1.8	1.7	1.4
All other	(2.0)	(2.3)	1.9
Total	100.0%	100.0%	100.0%

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
▪Cigarettes: PM USA is the largest cigarette company in the United States, with total cigarette shipment volume in the United States of approximately 126.0 billion units in 2015, an increase of 0.5% from 2014. Marlboro, the principal cigarette brand of PM USA, has been the largest-selling cigarette brand in the United States for the past 40 years.
▪Cigars: Middleton is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco to customers, substantially all of which are located in the United States. Middleton sources a portion of its cigars from an importer through a third-party contract manufacturing arrangement. Total shipment volume for cigars was approximately 1.3 billion units in 2015, an increase of 4.2% from 2014. Black & Mild is the principal cigar brand of Middleton.
▪Smokeless tobacco products: USSTC is the leading producer and marketer of moist smokeless tobacco (“MST”) products. The smokeless products segment includes the premium brands, Copenhagen and Skoal, value brands, Red Seal and Husky, and Marlboro Snus, a premium PM USA spit-free smokeless tobacco product. Substantially all of the smokeless tobacco products are manufactured and sold to customers in the United States. Total smokeless products shipment volume was 813.5 million units in 2015, an increase of 2.5% from 2014.
▪Innovative tobacco products: Nu Mark participates in the e-vapor category and has developed and commercialized other innovative tobacco products. In addition, Nu Mark sources the production of its e-vapor products through overseas contract manufacturing arrangements. In 2013, Nu Mark introduced MarkTen e-vapor products. In April 2014, Nu Mark acquired the e-vapor business of Green Smoke, Inc. and its affiliates (“Green Smoke”), which has been selling e-vapor products since 2009. For a further discussion of the acquisition of Green Smoke, see Note 3. Acquisition of Green Smoke to the consolidated financial statements in Item 8 (“Note 3”).
In December 2013, Altria Group, Inc.’s subsidiaries entered into a series of agreements with Philip Morris International Inc. (“PMI”) pursuant to which Altria Group, Inc.’s subsidiaries provide an exclusive license to PMI to sell Altria Group, Inc.’s subsidiaries’ e-vapor products outside the United States, and PMI’s subsidiaries provide an exclusive license to Altria Group, Inc.’s subsidiaries to sell two of PMI’s heated tobacco product technologies in the United States. Further, in July 2015, Altria Group, Inc. announced the expansion of its strategic framework with PMI to include a joint research, development and technology-sharing agreement. Under this agreement, Altria Group, Inc. and PMI will collaborate to develop e-vapor products for commercialization in the United States by Altria Group, Inc. and in markets outside the United States by PMI. This agreement also provides for exclusive technology cross licenses, technical information sharing and cooperation on scientific assessment, regulatory engagement and approval related to e-vapor products.
▪Distribution, Competition and Raw Materials: Altria Group, Inc.’s tobacco subsidiaries sell their tobacco products principally to wholesalers (including distributors), large retail organizations, including chain stores, and the armed services.
The market for tobacco products is highly competitive, characterized by brand recognition and loyalty, with product quality, taste, price, product innovation, marketing, packaging and distribution constituting the significant methods of competition. Promotional activities include, in certain instances and where permitted by law, allowances, the distribution of incentive items, price promotions, product promotions, coupons and other discounts.
In June 2009, the President of the United States of America signed into law the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”), which provides the United States Food and Drug Administration (“FDA”) with broad authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of cigarettes, cigarette tobacco and smokeless tobacco products; the authority to require disclosures of related information; and the authority to enforce the FSPTCA and related regulations. The FSPTCA imposes restrictions on the advertising, promotion, sale and distribution of tobacco products, including at retail. The law also grants the FDA authority to extend the FSPTCA application, by regulation, to all other tobacco products, including cigars, pipe tobacco and e-vapor products. In April 2014, the FDA issued proposed regulations for other tobacco products, which as proposed would include machine-made large cigars, e-vapor products, pipe tobacco and oral tobacco-derived nicotine products marketed and sold by some of Altria Group, Inc.’s tobacco subsidiaries. The proposed regulations would impose the FSPTCA regulatory framework on products manufactured, marketed and sold by Middleton and Nu Mark with potentially wide-ranging impact on their businesses. PM USA and USSTC are subject to quarterly user fees as a result of the FSPTCA. Their respective FDA user fee amounts are determined by an allocation formula administered by the FDA that is based on the respective market shares of manufacturers and importers of each kind of tobacco product. PM USA, USSTC and other U.S. tobacco manufacturers have agreed to other marketing restrictions in the United States as part of the settlements of state health care cost recovery actions.
In the United States, under a contract growing program, PM USA purchases burley and flue-cured leaf tobaccos of various grades and styles directly from tobacco growers. Under the terms of this program, PM USA agrees to purchase the amount of tobacco specified in the grower contracts. PM USA also purchases a portion of its United States tobacco requirements through leaf merchants.

Tobacco production in the United States was historically subject to government controls, including the production control programs administered by the United States Department of Agriculture (the “USDA”). In October 2004, the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”), which applied to PM USA, Middleton and USSTC, was signed into law. FETRA eliminated the federal tobacco quota and price support program through an industry-funded buy-out of tobacco growers and quota holders. The cost of the 10-year buy-out, which expired after the third quarter of 2014, was approximately $9.5 billion and was paid by manufacturers and importers of each kind of tobacco product subject to federal excise tax (“FET”). The cost was allocated based on the relative market shares of manufacturers and importers of each kind of tobacco product. As a result of FETRA, Altria Group, Inc.’s subsidiaries recorded charges to cost of sales of approximately $0.3 billion for the year ended December 31, 2014 and approximately $0.4 billion for the year ended December 31, 2013.
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
Wine
Ste. Michelle is a producer and supplier of premium varietal and blended table wines and of sparkling wines. Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle, Columbia Crest and 14 Hands, and owns wineries in or distributes wines from several other domestic and foreign wine regions. Ste. Michelle’s total 2015 wine shipment volume of approximately 8.9 million cases increased 6.2% from 2014.
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

Ste. Michelle’s business is subject to significant competition, including competition from many larger, well-established domestic and international companies, as well as from many smaller wine producers. Wine segment competition is primarily based on quality, price, consumer and trade wine tastings, competitive wine judging, third-party acclaim and advertising. Substantially all of Ste. Michelle’s sales occur in the United States through state-licensed distributors.
Federal, state and local governmental agencies regulate the beverage alcohol industry through various means, including licensing requirements, pricing rules, labeling and advertising restrictions, and distribution and production policies. Further regulatory restrictions or additional excise or other taxes on the manufacture and sale of alcoholic beverages may have an adverse effect on Ste. Michelle’s wine business.
Ste. Michelle uses grapes harvested from its own vineyards or purchased from independent growers, as well as bulk wine purchased from other sources. Grape production can be adversely affected by weather and other forces that may limit production. At the present time, Ste. Michelle believes that there is a sufficient supply of grapes and bulk wine available in the market to satisfy its current and expected production requirements. See Item 1A for a discussion of risks associated with competition, unfavorable changes in grape supply and governmental regulations.
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
Other Matters
▪Customers: The largest customer of PM USA, USSTC and Middleton, McLane Company, Inc., accounted for approximately 26% of Altria Group, Inc.’s consolidated net revenues for the year ended December 31, 2015, and 27% for each of the years ended December 31, 2014 and 2013. In addition, Core-Mark Holding Company, Inc. accounted for approximately 10% of Altria Group, Inc.’s consolidated net revenues for the year ended December 31, 2015. Substantially all of these net revenues were reported in the smokeable products and smokeless products segments.
Sales to three distributors accounted for approximately 66%, 67% and 66% of net revenues for the wine segment for the years ended December 31, 2015, 2014 and 2013, respectively.
▪Employees: At December 31, 2015, Altria Group, Inc. and its subsidiaries employed approximately 8,800 people.
▪Executive Officers of Altria Group, Inc.: The disclosure regarding executive officers is included in Item 10. Directors, Executive Officers and Corporate Governance - Executive Officers as of February 12, 2016 of this Annual Report on Form 10-K.

▪Research and Development: Research and development expense for the years ended December 31, 2015, 2014 and 2013 is set forth in Note 17. Additional Information to the consolidated financial statements in Item 8.
▪Intellectual Property: Trademarks are of material importance to Altria Group, Inc. and its operating companies, and are protected by registration or otherwise. In addition, as of December 31, 2015, the portfolio of over 600 United States patents owned by Altria Group, Inc.’s businesses, as a whole, was material to Altria Group, Inc. and its tobacco businesses. However, no one patent or group of related patents was material to Altria Group, Inc.’s business or its tobacco businesses as of December 31, 2015. Altria Group, Inc.’s businesses also have proprietary secrets, technology, know-how, processes and other intellectual property rights that are protected by appropriate confidentiality measures. Certain trade secrets are material to Altria Group, Inc. and its tobacco and wine businesses.
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
We (1) may from time to time make written or oral forward-looking statements, including earnings guidance and other statements contained in filings with the SEC, reports to security holders, press releases and investor webcasts. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” believes,” “will,” “estimates,” “forecasts,” “intends,” “projects,” “goals,” “objectives,” “guidance,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be ___________________________________________________
1 This section uses the terms “we,” “our” and “us” when it is not necessary to distinguish among Altria Group, Inc. and its various operating subsidiaries or when any distinction is clear from the context.

inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements and whether to invest in or remain invested in Altria Group, Inc.’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the “Business Environment” sections preceding our discussion of the operating results of our subsidiaries’ businesses in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K (“Item 7”). You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.
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
Actions by the FDA and other federal, state or local governments or agencies, including those specific actions described in Tobacco Space - Business Environment in Item 7, may impact the consumer acceptability of tobacco products, limit adult tobacco consumer choices, delay or prevent the launch of new or modified tobacco products or products with claims of reduced risk, require the recall or other removal of tobacco products from the marketplace (for example as a result of product contamination or a determination by the FDA that one or more tobacco products do not satisfy the statutory requirements for substantial equivalence), restrict communications to adult tobacco consumers, restrict the ability to differentiate tobacco products, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing, labeling or packing requirements, interrupt manufacturing or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments. Any one or more of these actions may have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries. See Tobacco Space - Business Environment in Item 7 for a more detailed discussion of these risks.
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
Each of our tobacco and wine subsidiaries is subject to intense competition and changes in adult consumer preferences. To be successful, they must continue to:

▪	promote brand equity successfully;

▪	anticipate and respond to new and evolving adult consumer preferences;

▪	develop, manufacture, market and distribute products that appeal to adult consumers (including, where appropriate, through arrangements with, or investments in, third parties);

▪	improve productivity; and

▪	protect or enhance margins through cost savings and price increases.
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
The failure of Altria Group, Inc.’s information systems or service providers’ information systems to function as intended, or cyberattacks or security breaches, could result in loss of revenue, assets, personal data, intellectual property, trade secrets or other sensitive data, violation of applicable privacy and data security laws, reputational harm and significant costs.
Altria Group, Inc. and its subsidiaries rely on information systems to help manage business processes, collect and interpret business data, comply with regulatory, financial reporting and tax requirements, engage in marketing and e-commerce activities, collect and store sensitive data and confidential information, and communicate internally and externally with employees, investors, suppliers, trade customers, adult consumers and others. Many of these information systems are managed by third-party service providers. We have implemented administrative, technical and physical safeguards, including testing and auditing protocols, backup systems and business continuity plans, intended to protect our systems and data. However, because the techniques used in cyberattacks and security breaches change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. To date, interruptions of our information systems have been infrequent and have not had a material impact on our operations. Failure of our systems or service providers’ systems to function as intended or cyberattacks or security breaches by parties intent on extracting or corrupting information or otherwise disrupting business processes could result in loss of revenue, assets, personal data, intellectual property, trade secrets or other sensitive and confidential data, violation of applicable privacy and data security laws, damage to the reputation of our companies and their brands, legal challenges and significant remediation and other costs to Altria Group, Inc. and its subsidiaries.
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
AB InBev’s proposed transaction to effect a business combination with SABMiller may not be completed within the anticipated time frame or at all, which could have a negative effect on the value of our equity investment in SABMiller.
As described in more detail in Note 6, Investment in SABMiller to the consolidated financial statements in Item 8 (“Note 6”), on November 11, 2015, AB InBev announced its firm offer to effect a business combination with SABMiller. The proposed transaction is subject to a number of closing conditions, including shareholder approvals of both SABMiller and AB InBev, and receipt of the required regulatory approvals. These conditions may not be satisfied or may take longer than expected to be satisfied. The transaction is also subject to other risks and uncertainties over which Altria Group, Inc. has no control. We cannot provide any assurance that the proposed transaction will be completed or that there will not be a delay in the completion of the proposed transaction. If the transaction is not completed or is subject to a delay, the value of our investment in SABMiller could be adversely affected.
If AB InBev’s proposed transaction to effect a business combination with SABMiller is completed, AB InBev may not achieve the intended benefits of the transaction, which could have a negative effect on our reported earnings from and carrying value of our equity investment in the combined company.
There can be no assurance that AB InBev will be able to successfully integrate SABMiller’s business or otherwise realize the expected benefits of the proposed transaction. Any of these outcomes could result in increased costs to the combined company and dilution to its shareholders, and could adversely affect the combined company’s financial condition and Altria Group, Inc.’s reported earnings from and carrying value of our investment in the combined company.

If AB InBev’s proposed transaction to effect a business combination with SABMiller is completed, we will receive a substantial portion of our transaction consideration in the form of restricted shares. Furthermore, the number of restricted shares we expect to receive is, under certain circumstances described below, subject to proration, which if it were to occur would decrease the number of restricted shares and increase the amount of cash that we receive in connection with the transaction. Any cash we receive will be subject to taxation and to risks associated with changes in the value of the U.S. dollar versus the British pound.
Altria Group, Inc. has committed to elect the partial share alternative (“PSA”) in the transaction. Therefore, upon completion of the proposed transaction, we expect to receive a substantial portion of our transaction consideration in the form of shares that will be subject to certain limitations and restrictions, including a five-year restriction on sale or transfer, subject to limited exceptions. These transfer restrictions will require us to bear the risks associated with our investment in the combined company for a five-year period following completion of the proposed transaction. Further, while we have committed to elect the PSA in the transaction, our election is subject to proration to the extent that other SABMiller shareholders also elect this alternative and these elections exceed the maximum number of shares that AB InBev’s firm offer makes available to those SABMiller shareholders that elect the PSA. If we receive more cash and less equity consideration than we currently expect, we will be subject to additional tax liabilities, our percentage ownership of the combined company will be reduced and we may be unable to account for our investment under the equity method of accounting as we currently do for our investment in SABMiller.
In addition, the cash consideration we expect to receive will be denominated in British pounds. Based on the British pound to U.S. dollar exchange rate on November 10, 2015, the trading day prior to the announcement of the proposed transaction, we anticipate receiving approximately $2.5 billion in pre-tax cash. We entered into a derivative financial instrument in the form of a put option to hedge our exposure to foreign currency exchange rate movements. We are exposed to the risk of default by, or failure of, our counterparty financial institution to perform under the contractual obligation of the derivative financial instrument. In addition, as indicated above, we may receive more cash consideration than we anticipate because our election of the PSA is subject to proration and, therefore, we may not be successful in effectively mitigating our foreign currency exchange rate risk on any additional cash proceeds above the $2.5 billion in pre-tax cash that we may receive. As a result of either of the above risks, Altria Group, Inc. could incur a decrease in the amount of the gain recorded upon the completion of the AB InBev and SABMiller transaction.

If AB InBev’s proposed transaction to effect a business combination with SABMiller is completed, our tax treatment of the transaction may be challenged.
While we expect the equity consideration that we receive in the transaction to qualify for tax-deferred treatment, we cannot provide any assurance that federal and state tax authorities will not challenge the expected tax treatment and, if they do, what the outcome of any such challenge will be. It is also possible that the tax treatment of the dividends Altria Group, Inc. expects to receive from the combined company may not be as favorable as that applied to the dividends we receive from SABMiller.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The property in Richmond, Virginia that serves as the headquarters facility for Altria Group, Inc., PM USA, USSTC, Middleton, Nu Mark and certain other subsidiaries is under lease.
At December 31, 2015, the smokeable products segment used four manufacturing and processing facilities. PM USA owns and operates two tobacco manufacturing and processing facilities located in the Richmond, Virginia area that are used in the manufacturing and processing of cigarettes. Middleton owns and operates two manufacturing and processing facilities - one in King of Prussia, Pennsylvania and one in Limerick, Pennsylvania - that are used in the manufacturing and processing of cigars and pipe tobacco. In addition, PM USA owns a research and technology center in Richmond, Virginia that is leased to an affiliate, Altria Client Services LLC.
At December 31, 2015, the smokeless products segment used four smokeless tobacco manufacturing and processing facilities located in Franklin Park, Illinois; Hopkinsville, Kentucky; Nashville, Tennessee; and Richmond, Virginia, all of which are owned and operated by USSTC. In 2016, USSTC expects to complete construction of a new facility located in Hopkinsville, Kentucky and expects the facility to be operational in the second half of 2016.
At December 31, 2015, the wine segment used 11 wine-making facilities - seven in Washington, three in California and one in Oregon. All of these facilities are owned and operated by Ste. Michelle, with the exception of a facility that is leased by Ste. Michelle in Washington. In addition, in order to support the production of its wines, the wine segment used vineyards in Washington, California and Oregon that are leased or owned by Ste. Michelle.
The plants and properties owned or leased and operated by Altria Group, Inc. and its subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs.
Item 3. Legal Proceedings.
The information required by this Item is included in Note 18 and Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K. Altria Group, Inc.’s consolidated financial statements and accompanying notes for the year ended December 31, 2015 were filed on Form 8-K on January 28, 2016 (such consolidated financial statements and accompanying notes are also included in Item 8). The following summarizes certain developments in Altria Group, Inc.’s litigation since the filing of such Form 8-K.
Recent Developments
Smoking and Health Litigation
▪Non-Engle Progeny Litigation:
In Pooshs, on February 8, 2016, a California federal court jury returned a verdict in favor of PM USA.
In Bullock, on February 8, 2016, the district court denied plaintiff’s motion for a new trial.
In Schwarz, on February 10, 2016, PM USA filed a petition for writ of certiorari with the United States Supreme Court.
▪Engle Progeny Trial Results:
In McCoy, on January 27, 2016, plaintiff filed a notice of cross-appeal to the Florida Fourth District Court of Appeal.
In Ewing, on January 28, 2016, an Escambia County jury returned a verdict in favor of PM USA.
In Pollari, on January 28, 2016, PM USA posted a bond in the amount of $2.5 million.
On January 29, 2016, the Florida Supreme Court upheld the trial court’s decision in favor of plaintiff in R. Cohen. On February 1, 2016, the Florida Supreme Court upheld the trial courts’ decisions in favor of plaintiffs in Kayton and Putney. On February 3, 2016, defendants filed a motion for clarification in Putney. On February 8, 2016, in Kayton and R. Cohen, PM USA posted riders increasing the amount of its bonds to $15 million and $7.5 million, respectively.
In Buchanan, on February 2, 2016, the Florida Supreme Court declined to accept jurisdiction of PM USA’s petition for review. On February 8, 2016, PM USA posted a rider increasing the amount of its bond to $5.5 million.
In Bowden, on February 2, 2016, the Florida First District Court of Appeal affirmed the trial court’s decision in favor of plaintiff. In the first quarter of 2016, PM USA will record a provision of approximately $1.6 million for the judgment plus interest.
In Barbose, on February 17, 2016, PM USA posted a bond in the amount of $2.5 million and, on February 16, 2016, defendants filed a notice of appeal to the Florida Second District Court of Appeal.
In Cooper, on February 10, 2016, the trial court entered final judgment in favor of plaintiff, reducing the compensatory damages award against PM USA to approximately $300,000.
In Ahrens, on February 13, 2016, a Pinellas County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds Tobacco Company (“R.J. Reynolds”) awarding $9 million in compensatory damages and allocating 24% of the fault to PM USA. The jury also awarded $2.5 million in punitive damages against each defendant.
In Greene (formerly Rizzuto), on February 16, 2016, PM USA paid the judgment plus interest in the amount of approximately $6.8 million.

In Hess, on February 22, 2016, PM USA paid the judgment plus interest and associated costs in the amount of approximately $10.6 million.
In E. Smith, on February 22, 2016, a Palm Beach County jury returned a verdict in favor of PM USA and R.J. Reynolds.
In Ledoux, on February 23, 2016, the trial court denied defendants’ post-trial motions.
Medical Monitoring Class Actions: In Donovan, on February 10, 2016, a Massachusetts jury returned a verdict in favor of PM USA.
Health Care Cost Recovery Litigation
▪NPM Adjustment Disputes: On February 8, 2016, PM USA and certain other manufacturers entered into an agreement with the State of Missouri to settle the non-participating manufacturer (“NPM”) adjustment disputes under the 1998 Master Settlement Agreement (“MSA”).  The settlement is contingent upon Missouri’s enactment by June 3, 2016 of certain amendments to its existing escrow statute.  Similar to the settlement of these disputes with 24 other signatory states, the settlement with Missouri would resolve the disputes for the years 2003-2012 and treat 2013-2014 as “transition years.”  If the settlement becomes effective, PM USA will retain approximately $36 million previously received as a result of an arbitration panel’s ruling that Missouri did not diligently enforce its escrow statue during 2003 and will receive an additional approximately $18 million in the form of a reduction to the next MSA payment following the effectiveness of the settlement.  In addition, if the settlement becomes effective, the NPM Adjustment provision will be revised and streamlined as to Missouri for the years after 2014.  The original participating manufacturers have agreed that the amounts they receive under the settlement for the years after 2014 will be allocated among them pursuant to a formula that modifies the MSA allocation formula in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon future developments.
On February 22, 2016, the Court of Appeals of Maryland denied PM USA’s petition for discretionary judicial review of the Maryland intermediate appellate court decision that had reversed the Maryland trial court’s ruling in PM USA’s favor on the pro rata judgment reduction method. This decision leaves in effect the intermediate court’s decision applying a judgment reduction method that is more favorable to the state. As a result of this denial of PM USA’s petition, PM USA will be required to return approximately $12 million of the 2003 NPM Adjustment and $7 million of the interest it received (plus interest on those amounts). In addition, PM USA will record a corresponding reduction to its pre-tax earnings in the first quarter of 2016.
▪Federal Government’s Lawsuit: On February 8, 2016, the U.S. District Court for the District of Columbia issued an order on the content of the corrective communications and ordered the parties to submit proposed changes to the consent order on the implementation details by April 1, 2016.

“Lights/Ultra Lights” Cases
▪State Trial Court Class Certifications: In Aspinall, on February 19, 2016, the trial court issued its “Findings of Fact and Conclusions of Law.” The court found that (1) PM USA violated Massachusetts consumer protection laws in marketing Marlboro “Lights” and (2) plaintiffs proved that class members were economically injured, but did not prove a specific measure of damages. As a result, the court awarded statutory damages of $25 per class member, for a total of $4.9 million, plus interest, attorneys’ fees and costs.
Certain Other Tobacco-Related Litigation
▪Argentine Grower Cases: In Hupan, on January 29, 2016, plaintiffs filed an amended complaint against defendants, including PM USA. On February 12, 2016, PM USA and Philip Morris Global Brands Inc. (a subsidiary of PMI) filed a motion to strike the amended complaint.
▪UST Litigation: In Vassallo, on February 3, 2016, the trial court denied plaintiff’s motion to amend the complaint to add fraud and conspiracy claims.

Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Performance Graph
The graph below compares the cumulative total shareholder return of Altria Group, Inc.’s common stock for the last five years with the cumulative total return for the same period of the S&P 500 Index and the Altria Group, Inc. Peer Group (1). The graph assumes the investment of $100 in common stock and each of the indices as of the market close on December 31, 2010 and the reinvestment of all dividends on a quarterly basis.

Date	Altria Group, Inc.	Altria Group, Inc. Peer Group	S&P 500
December 2010	$100.00	$100.00	$100.00
December 2011	$127.66	$114.65	$102.11
December 2012	$142.68	$124.68	$118.44
December 2013	$183.42	$155.86	$156.79
December 2014	$246.72	$175.31	$178.24
December 2015	$303.71	$204.47	$180.68
Source: Bloomberg - “Total Return Analysis” calculated on a daily basis and assumes reinvestment of dividends as of the ex-dividend date.
(1)In 2015, the Altria Group, Inc. Peer Group consisted of U.S.-headquartered consumer product companies that are competitors to Altria Group, Inc.’s tobacco operating companies subsidiaries or that have been selected on the basis of revenue or market capitalization: Campbell Soup Company, The Coca-Cola Company, Colgate-Palmolive Company, ConAgra Foods, Inc., General Mills, Inc., The Hershey Company, Kellogg Company, Kimberly-Clark Corporation, Kraft Foods Group, Inc., The Kraft Heinz Company, Lorillard, Inc., Mondelēz International, Inc., PepsiCo, Inc. and Reynolds American Inc.
Note - On October 1, 2012, Kraft Foods Inc. (KFT) spun off Kraft Foods Group, Inc. (KRFT) to its shareholders and then changed its name from Kraft Foods Inc. to Mondelēz International, Inc. (MDLZ). On July 2, 2015, Kraft Foods Group, Inc. merged with and into a wholly owned subsidiary of H.J. Heinz Holding Corporation, which was renamed The Kraft Heinz Company (KHC). On June 12, 2015, Reynolds American Inc. (RAI) acquired Lorillard, Inc. (LO).

Market and Dividend Information
The principal stock exchange on which Altria Group, Inc.’s common stock (par value $0.33 1/3 per share) is listed is the New York Stock Exchange. At February 12, 2016, there were approximately 71,000 holders of record of Altria Group, Inc.’s common stock.
The table below discloses the high and low sales prices and cash dividends declared per share for Altria Group, Inc.’s common stock as reported by the New York Stock Exchange.

	Price Per Share		Cash Dividends Declared Per Share
	High	Low
2015:
Fourth Quarter	$61.74	$53.68	$0.565
Third Quarter	$56.39	$47.41	$0.565
Second Quarter	$52.99	$47.31	$0.52
First Quarter	$56.70	$48.52	$0.52
2014:
Fourth Quarter	$51.67	$44.59	$0.52
Third Quarter	$46.20	$40.26	$0.52
Second Quarter	$43.38	$37.13	$0.48
First Quarter	$38.38	$33.80	$0.48

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2015
The Board of Directors authorized a $1.0 billion share repurchase program in July 2015 (the “July 2015 share repurchase program”), which Altria Group, Inc. expects to complete by the end of 2016. The timing of share repurchases under the July 2015 share repurchase program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended December 31, 2015, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

October 1- October 31, 2015	1,811	$61.14	—	$1,000,000,000
November 1- November 30, 2015	1,977	$54.03	—	$1,000,000,000
December 1- December 31, 2015	613,973	$57.65	612,000	$964,710,531
For the Quarter Ended December 31, 2015	617,761	$57.65

(1)
The total number of shares purchased include (a) shares purchased under the July 2015 share repurchase program (which totaled 612,000 shares in December) and (b) shares withheld by Altria Group, Inc. in an amount equal to the statutory withholding taxes for holders who vested in restricted stock and restricted stock units, and forfeitures of restricted stock for which consideration was paid in connection with termination of employment of certain employees (which totaled 1,811 shares in October, 1,977 shares in November and 1,973 shares in December).

Item 6. Selected Financial Data.
(in millions of dollars, except per share and employee data)

	2015	2014	2013	2012	2011
Summary of Operations:
Net revenues	$25,434	$24,522	$24,466	$24,618	$23,800
Cost of sales	7,740	7,785	7,206	7,937	7,680
Excise taxes on products	6,580	6,577	6,803	7,118	7,181
Operating income	8,361	7,620	8,084	7,253	6,068
Interest and other debt expense, net	817	808	1,049	1,126	1,216
Earnings from equity investment in SABMiller	757	1,006	991	1,224	730
Earnings before income taxes	8,078	7,774	6,942	6,477	5,582
Pre-tax profit margin	31.8%	31.7%	28.4%	26.3%	23.5%
Provision for income taxes	2,835	2,704	2,407	2,294	2,189
Net earnings	5,243	5,070	4,535	4,183	3,393
Net earnings attributable to Altria Group, Inc.	5,241	5,070	4,535	4,180	3,390
Basic and Diluted EPS — net earnings attributable to Altria Group, Inc.	2.67	2.56	2.26	2.06	1.64
Dividends declared per share	2.17	2.00	1.84	1.70	1.58
Weighted average shares (millions) — Basic and Diluted	1,961	1,978	1,999	2,024	2,064
Capital expenditures	229	163	131	124	105
Depreciation	204	188	192	205	233
Property, plant and equipment, net	1,982	1,983	2,028	2,102	2,216
Inventories	2,031	2,040	1,879	1,746	1,779
Total assets	32,535	34,475	34,859	35,329	36,751
Long-term debt	12,915	13,693	13,992	12,419	13,089
Total debt	12,919	14,693	14,517	13,878	13,689
Total stockholders’ equity	2,873	3,010	4,118	3,170	3,683
Common dividends declared as a % of Basic and Diluted EPS	81.3%	78.1%	81.4%	82.5%	96.3%
Book value per common share outstanding	1.47	1.53	2.07	1.58	1.80
Market price per common share — high/low	61.74-47.31	51.67-33.80	38.58-31.85	36.29-28.00	30.40-23.20
Closing price per common share at year end	58.21	49.27	38.39	31.44	29.65
Price/earnings ratio at year end — Basic and Diluted	22	19	17	15	18
Number of common shares outstanding at year end (millions)	1,960	1,971	1,993	2,010	2,044
Approximate number of employees	8,800	9,000	9,000	9,100	9,900
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
Description of the Company
At December 31, 2015, Altria Group, Inc.’s wholly-owned subsidiaries included PM USA, which is engaged predominantly in the manufacture and sale of cigarettes in the United States; Middleton, which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST, which through its wholly-owned subsidiaries, including USSTC and Ste. Michelle, is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark, a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and PMCC, a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. In addition, Nu Mark and Middleton use third-party contract manufacturing arrangements in the manufacture of their products. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At December 31, 2015, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At December 31, 2015, Altria Group, Inc. also held approximately 27% of the economic and voting interest of SABMiller, which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends. On November 11, 2015, AB InBev announced its firm offer to effect a business combination with SABMiller in a cash and stock transaction. For further discussion, see Note 6.
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
Consolidated Results of Operations
The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the year ended December 31, 2015, from the year ended December 31, 2014, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the year ended December 31, 2014	$5,070	$2.56
2014 NPM Adjustment Items	(56)	(0.03)
2014 Asset impairment, exit, integration and acquisition-related costs	14	0.01
2014 Tobacco and health litigation items	28	0.01
2014 SABMiller special items	17	0.01
2014 Loss on early extinguishment of debt	28	0.02
2014 Tax items	(14)	(0.01)
Subtotal 2014 special items	17	0.01
2015 NPM Adjustment Items	51	0.03
2015 Asset impairment, exit and integration costs	(9)	—
2015 Tobacco and health litigation items	(94)	(0.05)
2015 SABMiller special items	(82)	(0.04)
2015 Loss on early extinguishment of debt	(143)	(0.07)
2015 Other income, net	3	—
2015 Tax items	11	—
Subtotal 2015 special items	(263)	(0.13)
Fewer shares outstanding	—	0.02
Change in tax rate	(53)	(0.03)
Operations	470	0.24
For the year ended December 31, 2015	$5,241	$2.67
See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

▪	Fewer Shares Outstanding: Fewer shares outstanding during 2015 compared with 2014 were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase programs.

▪	Change in Tax Rate: The change in tax rate was due primarily to decreased recognition of foreign tax credits associated with SABMiller dividends.

▪	Operations: The increase of $470 million in operations shown in the table above was due primarily to the following:

▪	higher income from the smokeable products and smokeless products segments; and

▪	lower interest and other debt expense, net;

partially offset by:

▪	lower earnings from Altria’s equity investment in SABMiller.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.
2016 Forecasted Results
In January 2016, Altria Group, Inc. forecasted that its 2016 full-year adjusted diluted EPS growth rate is expected to be in the range of 7% to 9% over 2015 full-year adjusted diluted EPS. This forecasted growth rate excludes the net expenses in the table below. Altria Group, Inc. expects that its 2016 full-year effective tax rate on operations will be 35.3%. This forecast does not include any impact from the anticipated AB InBev and SABMiller business combination, as the transaction remains subject to certain approvals and the closing date has not yet been determined. In addition, the factors described in Item 1A represent continuing risks to this forecast.
Expense (Income), Net Excluded from Adjusted Diluted EPS

	2016	2015
NPM Adjustment Items	$—	$(0.03)
Asset impairment, exit and implementation costs[1]	0.05	—
Tobacco and health litigation items	—	0.05
SABMiller special items	—	0.04
Loss on early extinguishment of debt	—	0.07
	$0.05	$0.13
1 Represents restructuring charges, substantially all of which are expected to be recorded in the first quarter of 2016 in connection with the productivity initiative announced in January 2016. For further discussion of the productivity initiative, see Note 21. Subsequent Event to the consolidated financial statements in Item 8.
Altria Group, Inc. reports its financial results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Altria Group, Inc.’s management reviews certain financial results, including diluted EPS, on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, SABMiller special items, certain tax items, charges associated with tobacco and health litigation items, and settlements of, and determinations made in connection with, disputes with certain states and territories related to the NPM adjustment provision under the MSA (such settlements and determinations are referred to collectively as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 18). Altria Group, Inc.’s management does not view any of these special items to be part of Altria Group, Inc.’s sustainable results as they may be highly variable, are difficult to predict and can distort underlying business trends and results. Altria Group, Inc.’s management also reviews income tax rates on an adjusted basis. Altria

Group, Inc.’s effective tax rate on operations may exclude certain tax items from its reported effective tax rate. Altria Group, Inc.’s management believes that adjusted financial measures provide useful insight into underlying business trends and results and provide a more meaningful comparison of year-over-year results. Adjusted financial measures are used by management and regularly provided to Altria Group, Inc.’s chief operating decision maker for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. These adjusted financial measures are not consistent with U.S. GAAP and may not be calculated the same as similarly titled measures used by other companies. These adjusted financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.
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
The following is a review of the more significant assumptions and estimates, as well as the accounting policies and methods, used in the preparation of Altria Group, Inc.’s consolidated financial statements:

▪Consolidation: The consolidated financial statements include Altria Group, Inc., as well as its wholly-owned and majority-owned subsidiaries. Investments in which Altria Group, Inc. has the ability to exercise significant influence are accounted for under the equity method of accounting. All intercompany transactions and balances have been eliminated.
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
Goodwill and indefinite-lived intangible assets recorded by Altria Group, Inc. at December 31, 2015 relate primarily to the acquisitions of Green Smoke in 2014, UST in 2009 and Middleton in 2007. Altria Group, Inc. conducts a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require Altria Group, Inc. to perform an interim review. If the carrying value of goodwill exceeds its fair value, which is determined using discounted cash flows, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the implied fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, which is determined using discounted cash flows, the intangible asset is considered impaired and is reduced to fair value.
Goodwill and indefinite-lived intangible assets, by reporting unit at December 31, 2015 were as follows:

(in millions)	Goodwill	Indefinite-Lived Intangible Assets
Cigarettes	$—	$2
Smokeless products	5,023	8,801
Cigars	77	2,640
Wine	74	258
E-vapor	111	10
Total	$5,285	$11,711
During 2015, 2014 and 2013, Altria Group, Inc. completed its quantitative annual impairment test of goodwill and indefinite-lived intangible assets, and no impairment charges resulted.
At December 31, 2015:

▪	the estimated fair values of all reporting units substantially exceeded their carrying values;

▪	the estimated fair values of the indefinite-lived intangible assets within the cigars and wine reporting units substantially exceeded their carrying values; and

▪
in the smokeless products reporting unit, the estimated fair value of the Copenhagen trademark substantially exceeded its carrying value, while the estimated fair values of the Skoal trademark and certain other smokeless products trademarks (primarily Red Seal and Husky) did not substantially exceed their carrying values.

At December 31, 2015, the estimated fair value of the Skoal trademark exceeded its carrying value of $3.9 billion by approximately 15%, and the estimated fair value of certain other smokeless products trademarks (primarily Red Seal and Husky) exceeded their collective carrying value of $921 million by approximately 10%. The 2015 results for Skoal continue to be impacted by a lower category growth rate and increased competitive activity. USSTC continues to implement strategies to enhance Skoal’s equity and to invest more efficiently in the brand. USSTC expects these strategies to improve Skoal’s profitability over the long term. Red Seal and Husky continue to be impacted by lower levels of promotional support on these brands, increased competitive activity in the discount category and sustained growth in popular priced products.
In 2015, Altria Group, Inc. used an income approach to estimate the fair values of substantially all of its reporting units and indefinite-lived intangible assets. The income approach reflects the discounting of expected future cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows. The average discount rate used in performing the valuations was approximately 10%.
In performing the 2015 discounted cash flow analysis, Altria Group, Inc. made various judgments, estimates and assumptions, the most significant of which were volume,

income, growth rates and discount rates. The analysis incorporated assumptions used in Altria Group, Inc.’s long-term financial forecast, which is used by Altria Group, Inc.’s management to evaluate business and financial performance, including allocating resources and evaluating results relative to setting employee compensation targets. The assumptions incorporated the highest and best use of Altria Group, Inc.’s indefinite-lived intangible assets and also included perpetual growth rates for periods beyond the long-term financial forecast. The perpetual growth rate used in performing all of the valuations was 2%. Fair value calculations are sensitive to changes in these estimates and assumptions, some of which relate to broader macroeconomic conditions outside of Altria Group, Inc.’s control.
Although Altria Group, Inc.’s discounted cash flow analysis is based on assumptions that are considered reasonable and based on the best available information at the time that the discounted cash flow analysis is developed, there is significant judgment used in determining future cash flows. The following factors have the most potential to impact expected future cash flows and, therefore, Altria Group, Inc.’s impairment conclusions: general economic conditions; federal, state and local regulatory developments; changes in category growth rates as a result of changing consumer preferences; success of planned product expansions; competitive activity; and tobacco-related taxes. For further discussion of these factors, see Operating Results by Business Segment - Tobacco Space - Business Environment below.
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
▪Marketing Costs: Altria Group, Inc.’s businesses promote their products with consumer engagement programs, consumer incentives and trade promotions. Such programs include discounts, coupons, rebates, in-store display incentives, event marketing and volume-based incentives. Consumer engagement programs are expensed as incurred. Consumer incentive and trade promotion activities are recorded as a reduction of revenues, a portion of which is based on amounts estimated as being due to wholesalers, retailers and consumers at the end of a period, based principally on historical volume, utilization and redemption rates. For interim reporting purposes, consumer engagement programs and certain consumer incentive expenses are charged to operations as a percentage of sales, based on estimated sales and related expenses for the full year.
▪Contingencies: As discussed in Note 18 and Item 3, legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria Group, Inc. and its subsidiaries, including PM

USA and UST and its subsidiaries, as well as their respective indemnitees. In 1998, PM USA and certain other U.S. tobacco product manufacturers entered into the MSA with 46 states and various other governments and jurisdictions to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other U.S. tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). PM USA’s portion of ongoing adjusted payments and legal fees is based on its relative share of the settling manufacturers’ domestic cigarette shipments, including roll-your-own cigarettes, in the year preceding that in which the payment is due. PM USA, USSTC and Middleton were also subject to payment obligations imposed by FETRA. The FETRA payment obligations expired after the third quarter of 2014. In addition, in June 2009, PM USA and USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements and the FDA user fees are based on variable factors, such as volume, operating income, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.’s subsidiaries recorded approximately $4.8 billion, $4.9 billion and $4.4 billion of charges to cost of sales for the years ended December 31, 2015, 2014 and 2013, respectively. The 2015, 2014 and 2013 amounts included reductions to cost of sales of $97 million, $43 million and $664 million, respectively, related to the NPM Adjustment Items discussed further below and in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 18. In addition, the 2015 and 2014 amounts reflected decreases in the charge to cost of sales of approximately $300 million and $100 million, respectively, for the expiration of the obligations imposed by FETRA after the third quarter of 2014.
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
▪Employee Benefit Plans: As discussed in Note 16. Benefit Plans to the consolidated financial statements in Item 8 (“Note

16”), Altria Group, Inc. provides a range of benefits to its employees and retired employees, including pension, postretirement health care and postemployment benefits. Altria Group, Inc. records annual amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions as to discount rates, assumed rates of return on plan assets, mortality, compensation increases, turnover rates and health care cost trend rates. Altria Group, Inc. reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. Any effect of the modifications is generally amortized over future periods.
Altria Group, Inc. recognizes the funded status of its defined benefit pension and other postretirement plans on the consolidated balance sheet and records as a component of other comprehensive earnings (losses), net of deferred income taxes, the gains or losses and prior service costs or credits that have not been recognized as components of net periodic benefit cost. The gains or losses and prior service costs or credits recorded as components of other comprehensive earnings (losses) are subsequently amortized into net periodic benefit cost in future years.
At December 31, 2015, Altria Group, Inc. changed the approach used to estimate the service and interest cost components of net periodic benefit costs for Altria Group, Inc.’s pension and postretirement plans. In 2015 and prior years, Altria Group, Inc. estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the pension and postretirement plans benefit obligations. Beginning in 2016, Altria Group, Inc. will use a spot rate approach in the estimation of these components of net periodic benefit costs by applying the specific spot rates along the yield curve to the relevant projected cash flows, as Altria Group, Inc. believes that this approach provides a more precise estimate of service and interest costs. Altria Group, Inc. is accounting for this change prospectively as a change in accounting estimate. This change will not affect the measurement of Altria Group, Inc.’s pension and postretirement benefit obligations as the change in the service and interest costs will be offset by a corresponding change in actuarial gains/losses.
At December 31, 2015, Altria Group, Inc.’s discount rate assumptions for its pension and postretirement plans obligations increased to 4.4% from 4.1% and 4.0%, respectively, at December 31, 2014. Altria Group, Inc. presently anticipates a decrease of approximately $160 million in its 2016 pre-tax pension and postretirement expense versus 2015, not including amounts in each year, if any, related to termination, settlement and curtailment. This anticipated decrease is due primarily to the impact of the change in approach used to estimate service and interest costs ($90 million) and the impact of the higher discount rate. Assuming no change to the shape of the yield curve, a 50 basis point decrease in Altria Group, Inc.’s discount rates would increase Altria Group, Inc.’s pension and postretirement expense by approximately $50 million, and a 50 basis point increase in Altria Group, Inc.’s discount rates would decrease Altria Group, Inc.’s pension and postretirement expense by approximately $43 million. Similarly, a 50 basis point decrease (increase) in the expected return on plan assets would increase (decrease) Altria Group, Inc.’s pension expense by approximately $35 million. See Note 16 for a sensitivity discussion of the assumed health care cost trend rates.
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
As discussed in Note 14. Income Taxes to the consolidated financial statements in Item 8 (“Note 14”), Altria Group, Inc. recognized income tax benefits and charges in the consolidated statements of earnings during 2015, 2014 and 2013 as a result of various tax events.
▪Leasing: Substantially all of PMCC’s net revenues in 2015 related to income on leveraged leases and related gains on asset sales. Income attributable to leveraged leases is initially recorded as unearned income, which is included in the line item finance assets, net, on Altria Group, Inc.’s consolidated balance sheets and subsequently recognized as revenue over the terms of the respective leases at constant after-tax rates of return on the positive net investment balances. As discussed in Note 7, PMCC lessees are affected by bankruptcy filings, credit rating changes and financial market conditions.
PMCC’s investment in leases is included in the line item finance assets, net, on the consolidated balance sheets as of December 31, 2015 and 2014. At December 31, 2015, PMCC’s
net finance receivables of approximately $1.3 billion, which are included in finance assets, net, on Altria Group, Inc.’s consolidated balance sheet, consisted of rents receivable ($2.1 billion) and the residual value of assets under lease ($0.7 billion), reduced by third-party nonrecourse debt ($1.2 billion) and unearned income ($0.3 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, on Altria Group, Inc.’s consolidated balance sheets.

Finance assets, net, of $1.2 billion at December 31, 2015 also included an allowance for losses.
Estimated residual values represent PMCC’s estimate at lease inception as to the fair values of assets under lease at the end of the non-cancelable lease terms. The estimated residual values are reviewed at least annually by PMCC’s management, which includes analysis of a number of factors, including activity in the relevant industry. If necessary, revisions are recorded to reduce the residual values. In 2015 and 2014, PMCC’s review of estimated residual values resulted in a decrease of $65 million and $63 million, respectively, to unguaranteed residual values. These decreases in unguaranteed residual values resulted in a reduction to PMCC’s net revenues of $41 million and $26 million in 2015 and 2014, respectively. There were no such adjustments in 2013.
PMCC considers rents receivable past due when they are beyond the grace period of their contractual due date. PMCC stops recording income (“non-accrual status”) on rents receivable when contractual payments become 90 days past due or earlier if management believes there is significant uncertainty of collectability of rent payments, and resumes recording income when collectability of rent payments is reasonably certain. Payments received on rents receivable that are on non-accrual status are used to reduce the rents receivable balance. Write-offs to the allowance for losses are recorded when amounts are deemed to be uncollectible. There were no rents receivable on non-accrual status at December 31, 2015.
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

Consolidated Operating Results

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Net Revenues:
Smokeable products	$22,792	$21,939	$21,868
Smokeless products	1,879	1,809	1,778
Wine	692	643	609
All other	71	131	211
Net revenues	$25,434	$24,522	$24,466
Excise Taxes on Products:
Smokeable products	$6,423	$6,416	$6,651
Smokeless products	133	138	130
Wine	24	23	22
Excise taxes on products	$6,580	$6,577	$6,803
Operating Income:
Operating companies income (loss):
Smokeable products	$7,569	$6,873	$7,063
Smokeless products	1,108	1,061	1,023
Wine	152	134	118
All other	(169)	(185)	157
Amortization of intangibles	(21)	(20)	(20)
General corporate expenses	(237)	(241)	(235)
Changes to Mondelēz and PMI tax-related receivables/payables	(41)	(2)	(22)
Operating income	$8,361	$7,620	$8,084
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
The following events that occurred during 2015, 2014 and 2013 affected the comparability of statement of earnings amounts.
▪NPM Adjustment Items: For the years ended December 31, 2015, 2014 and 2013, pre-tax income for NPM Adjustment Items was recorded in Altria Group, Inc.’s consolidated statements of earnings as follows:

(in millions)	2015	2014	2013

Smokeable products segment	$97	$43	$664
Interest and other debt expense, net	(13)	47	—
Total	$84	$90	$664
The amounts shown in the table above for the smokeable products segment were recorded by PM USA as reductions to costs of sales, which increased operating companies income in the smokeable products segment. For further discussion, see Health

Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 18.
▪Tobacco and Health Litigation Items: For the years ended December 31, 2015, 2014 and 2013, pre-tax charges related to certain tobacco and health litigations items were recorded in Altria Group, Inc.’s consolidated statements of earnings as follows:

(in millions)	2015	2014	2013

Smokeable products segment	$127	$27	$18
General corporate	—	15	—
Interest and other debt expense, net	23	2	4
Total	$150	$44	$22
During 2015, PM USA recorded pre-tax charges in marketing, administration and research costs related to tobacco and health judgments in seven state Engle progeny lawsuits and Schwarz of $59 million and $25 million, respectively, as well as $14 million and $9 million, respectively, in interest costs related to these cases. Additionally in 2015, PM USA and certain other cigarette manufacturers reached an agreement to resolve approximately 415 pending federal Engle progeny cases. As a result of the agreement, PM USA recorded a pre-tax provision of approximately $43 million in marketing, administration and research costs. For further discussion, see Smoking and Health Litigation in Note 18.
During 2014, Altria Group, Inc. and PM USA recorded an aggregate pre-tax charge of $31 million in marketing, administration and research costs for the estimated costs of implementing the corrective communications remedy in connection with the federal government’s lawsuit against Altria Group, Inc. and PM USA. For further discussion, see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit in Note 18.
▪Asset Impairment, Exit, Integration and Acquisition-Related Costs: Pre-tax asset impairment, exit, integration and acquisition-related costs for the years ended December 31, 2015, 2014 and 2013 were $11 million, $21 million and $11 million, respectively.
For 2014, these costs consisted primarily of integration and acquisition-related costs of $28 million related to the acquisition of Green Smoke, partially offset by a pre-tax gain of $10 million from the sale of PM USA’s Cabarrus, North Carolina manufacturing facility in 2014. For further discussion of the Green Smoke acquisition, see Note 3.
▪Loss on Early Extinguishment of Debt: During 2015 and 2013, Altria Group, Inc. completed debt tender offers to purchase for cash certain of its senior unsecured notes in aggregate principal amounts of $0.8 billion and $2.1 billion, respectively.
During 2014, UST redeemed in full its $300 million (aggregate principal amount) 5.75% senior notes due 2018.

As a result of the Altria Group, Inc. debt tender offers and the UST debt redemption, pre-tax losses on early extinguishment of debt were recorded as follows:

(in millions)	2015	2014	2013
Premiums and fees	$226	$44	$1,054
Write-off of unamortized debt discounts and debt issuance costs	2	—	30
Total	$228	$44	$1,084

For further discussion, see Note 9. Long-Term Debt to the consolidated financial statements in Item 8 (“Note 9”).
▪SABMiller Special Items: Altria Group, Inc.’s earnings from its equity investment in SABMiller for 2015 included net pre-tax charges of $126 million, consisting primarily of Altria Group, Inc.’s share of SABMiller’s asset impairment charges.
▪Tax Items: Tax items for 2015 primarily included the reversal of tax reserves and associated interest due primarily to the closure in August 2015 of the Internal Revenue Service audit of Altria Group, Inc. and its consolidated subsidiaries’ 2007-2009 tax years, partially offset by a reversal of foreign tax credits primarily associated with SABMiller dividends. Tax items for 2014 included the reversal of tax accruals no longer required. Tax items for 2013 included the reversal of tax accruals no longer required and the recognition of previously unrecognized foreign tax credits primarily associated with SABMiller dividends. For further discussion, see Note 14.
2015 Compared with 2014
The following discussion compares consolidated operating results for the year ended December 31, 2015, with the year ended December 31, 2014.
Net revenues, which include excise taxes billed to customers, increased $912 million (3.7%), due primarily to higher net revenues in the smokeable products segment.
Cost of sales decreased $45 million (0.6%), due primarily to lower resolution expenses (due principally to the end of the federal tobacco quota buy-out payments after the third quarter of 2014) and higher NPM Adjustment Items in 2015, partially offset by higher manufacturing costs in the smokeable products and smokeless products segments.
Marketing, administration and research costs increased $169 million (6.7%), due primarily to higher costs in the smokeable products segment (which included higher tobacco and health litigation items).
Operating income increased $741 million (9.7%), due primarily to higher operating results from the smokeable products and smokeless products segments.
Interest and other debt expense, net, increased $9 million (1.1%), due primarily to interest income recorded during 2014 and the reversal of interest income recorded during 2015 as a result of the NPM Adjustment Items, and higher interest costs related to tobacco and health litigation items, mostly offset by lower interest costs on debt as a result of debt refinancing activities in 2015 and 2014.
Earnings from Altria Group, Inc.’s equity investment in SABMiller, which decreased $249 million (24.8%), were negatively affected by SABMiller special items and unfavorable currency impacts from a stronger U.S. dollar.
Net earnings attributable to Altria Group, Inc. of $5,241 million increased $171 million (3.4%), due primarily to higher operating income, partially offset by lower earnings from Altria Group, Inc.’s equity investment in SABMiller and higher losses on early extinguishment of debt. Diluted and basic EPS attributable to Altria Group, Inc. of $2.67, each increased by 4.3% due to higher net earnings attributable to Altria Group, Inc. and fewer shares outstanding.
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
Tobacco Space
Business Environment
Summary
The United States tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of our tobacco subsidiaries and our consolidated results of operations, cash flows or financial position. These challenges, some of which are discussed in more detail below, in Note 18, Item 1A and Item 3, include:

▪	pending and threatened litigation and bonding requirements;

▪	the requirement to issue “corrective statements” in various media in connection with the federal government’s lawsuit;

▪	restrictions and requirements imposed by the FSPTCA, and restrictions and requirements that have been, and in the future will be, imposed by the FDA;

▪	actual and proposed excise tax increases, as well as changes in tax structures and tax stamping requirements;

▪	bans and restrictions on tobacco use imposed by governmental entities and private establishments and employers;

▪	other federal, state and local government actions, including:

▪	increases in the minimum age to purchase tobacco products above the current federal minimum age of 18;

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
Altria Group, Inc. and its tobacco subsidiaries work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the United States through innovation and adjacency growth strategies (including, where appropriate, arrangements with, or investments in, third parties). For example, Nu Mark entered the e-vapor category in 2013. See the discussions regarding new product technologies, adjacency growth strategy and evolving consumer preferences in Item 1A for certain risks associated with the foregoing discussion.
We have provided additional detail on the following topics below:

▪	FSPTCA and FDA Regulation;

▪	Excise Taxes;

▪	International Treaty on Tobacco Control;

▪	State Settlement Agreements;

▪	Other Federal, State and Local Regulation and Activity;

▪	Illicit Trade in Tobacco Products;

▪	Price, Availability and Quality of Agricultural Products; and

▪	Timing of Sales.
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

▪
authorizing the FDA to subject tobacco products that would be modified or first introduced into the market after March 22, 2011 to application and pre-market review and authorization requirements (the “New Product Application Process”) if the FDA does not find them, as a manufacturer may contend, to be “substantially equivalent” to products commercially marketed as of February 15, 2007, and possibly to deny any such new product application, thereby preventing the distribution and sale of any product affected by such denial; and

▪
authorizing the FDA to determine that certain existing tobacco products modified or introduced into the market for the first time between February 15, 2007 and March 22, 2011 are not “substantially equivalent” to products commercially marketed as of February 15, 2007, in which case the FDA could require the removal of such products from the marketplace or subject them to the New Product Application Process and, if any such applications are denied, prevent the continued distribution and sale of such products (see FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways below); and

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
The FSPTCA imposes fees on tobacco product manufacturers and importers to pay for the cost of regulation and other matters. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation and then among manufacturers and importers within each respective category based on their relative market shares, all as prescribed by the statute and FDA regulations. Payments for user fees are adjusted for several factors, including inflation, market share and industry volume. For a discussion of the impact of the FDA user fee payments on Altria Group, Inc., see Financial Review - Off-Balance Sheet Arrangements and Aggregate Contractual Obligations - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation below. In addition, compliance with the FSPTCA’s regulatory requirements has resulted and will continue to result in additional costs for our tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter or year to date but could become material, either individually or in the aggregate, and will depend on the nature of the requirements imposed by the FDA.
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

▪
Challenge to TPSAC Membership: In February 2011, Lorillard Tobacco Company (“Lorillard”) and R.J. Reynolds filed suit in the U.S. District Court for the District of Columbia against the United States Department of Health and Human Services and individual defendants (sued in their official capacities) asserting that the composition of the TPSAC and the composition of the Constituents Subcommittee of the TPSAC violates several federal laws, including the Federal Advisory Committee Act, because four of the voting members of the TPSAC have financial and other conflicts (including service as paid experts for plaintiffs in tobacco litigation). In July 2014, the district court granted plaintiffs’ summary judgment motion, in part, and denied defendants’ summary judgment motion, ordering the FDA to reconstitute the TPSAC and barring defendants from relying on the TPSAC report on menthol, discussed below. The FDA appealed to the U.S. Court of Appeals for the District of Columbia Circuit in September 2014. On January 15, 2016, the U.S. Court of Appeals for the District of Columbia Circuit vacated the trial court’s ruling on procedural grounds, finding that plaintiffs lacked standing to bring suit.

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

▪
Substantial Equivalence and Other New Product Processes/Pathways: In January 2011, the FDA issued guidance concerning reports that manufacturers must submit for certain FDA-regulated tobacco products that the manufacturer modified or introduced for the first time into the market after February 15, 2007. These reports must be reviewed by the FDA to determine if such tobacco products are “substantially equivalent” to products commercially available as of February 15, 2007.  In general, in order to continue marketing the products commercially available before March 22, 2011, manufacturers of FDA-regulated tobacco products were required to send to the FDA a report demonstrating substantial equivalence by March 22, 2011. PM USA and USSTC submitted timely reports. PM USA and USSTC can continue marketing these products unless the FDA makes a determination that a specific product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products from the marketplace or subject them to the New Product Application Process and, if any such applications are denied, prevent the continued distribution and sale of such products. While PM USA and USSTC believe that all of their current products meet the statutory requirements of the FSPTCA, they cannot predict whether, when or how the FDA ultimately will apply its guidance to their various respective substantial equivalence reports or seek to enforce the law and regulations consistent with its guidance.

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

The FDA began announcing its decisions on substantial equivalence reports in the second quarter of 2013. However, there are a significant number of substantial equivalence reports for which the FDA has not announced decisions. At this time, it is not possible to predict how long reviews by the FDA of substantial equivalence reports or new product applications will take. “Not substantially equivalent” determinations could have a material adverse impact on the business results of Altria Group, Inc.’s tobacco subsidiaries.
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
In April 2015, PM USA, USSTC and other tobacco product manufacturers filed a lawsuit in the U.S. District Court for the District of Columbia against the FDA, the United States Department of Health and Human Services, and the heads of both agencies seeking to declare these new requirements invalid and to enjoin defendants from enforcing them. In May 2015, the FDA announced that it was continuing to consider the Substantial Equivalence Guidance in light of comments received and that it would not enforce the requirements under such guidance until further notice.  In light of the FDA’s announcement, the plaintiffs dismissed the pending lawsuit without prejudice in June 2015.
In September 2015, the FDA issued a second edition of the Substantial Equivalence Guidance (the “Revised SE Guidance”), which continues to require FDA pre-authorization for certain label changes and for product quantity changes. PM USA, USSTC and other tobacco product manufacturers filed a new lawsuit in the U.S. District Court for the District of Columbia against the same defendants named in the prior suit seeking to declare the requirements of the Revised SE Guidance invalid and to enjoin defendants from enforcing them. On October 30, 2015, plaintiffs filed a motion for summary judgment. Defendants opposed the motion for summary judgment and moved to dismiss the complaint on December 8, 2015.

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
Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. By way of example, in 2009, the federal excise tax (“FET”) on cigarettes increased from $0.39 per pack to approximately $1.01 per pack, in 2010, the New York state excise tax increased by $1.60 to $4.35 per pack and in October 2014, Philadelphia, Pennsylvania enacted a $2.00 per pack local cigarette excise tax. Between the end of 1998 and February 22, 2016, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.54 per pack. During 2015, Alabama, Nevada, Kansas, Vermont, Louisiana, Ohio, Rhode Island and Connecticut enacted legislation to increase their cigarette excise taxes. As of February 22, 2016, no state has increased its cigarette excise tax in 2016. The Federal Budget released by the President in February 2016 proposes significant increases in the FET for all tobacco products. The proposed budget would increase the FET on a pack of cigarettes by $0.94 per pack, raising the total FET to $1.95 per pack, and would also increase the tax on other tobacco products by a proportionate amount. It is not possible to predict whether this proposed FET increase will be enacted.
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
A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of February 22, 2016, the federal government, 22 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of February 22, 2016, 179 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain; and restrict smoking in public places.
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
State Settlement Agreements
As discussed in Note 18, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. For a discussion of the impact of the State Settlement Agreements on Altria Group, Inc., see Financial Review - Off Balance Sheet Arrangements and Aggregate Contractual Obligations - Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation below and Note 18. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.
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
▪Health Effects of Tobacco Consumption and Exposure to Environmental Tobacco Smoke (“ETS”): Altria Group, Inc. and its tobacco subsidiaries believe that the public should be guided by the messages of the United States Surgeon General and public health authorities worldwide in making decisions concerning the use of tobacco products.
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
Operating Results
The following table summarizes operating results for the smokeable and smokeless products segments:

	For the Years Ended December 31,
	Net Revenues			Operating Companies Income
(in millions)	2015	2014	2013	2015	2014	2013
Smokeable products	$22,792	$21,939	$21,868	$7,569	$6,873	$7,063
Smokeless products	1,879	1,809	1,778	1,108	1,061	1,023
Total smokeable and smokeless products	$24,671	$23,748	$23,646	$8,677	$7,934	$8,086
Smokeable Products Segment
The smokeable products segment’s net revenues, operating companies income and operating companies income margin increased during 2015 due primarily to higher pricing. PM USA grew Marlboro’s and its total cigarette retail share versus 2014.
The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Years Ended December 31,
(sticks in millions)	2015	2014	2013
Cigarettes:
Marlboro	108,113	108,023	111,421
Other premium	6,753	7,047	7,721
Discount	11,152	10,320	10,170
Total cigarettes	126,018	125,390	129,312
Cigars:
Black & Mild	1,295	1,246	1,177
Other	30	25	21
Total cigars	1,325	1,271	1,198
Total smokeable products	127,343	126,661	130,510
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
The following table summarizes the smokeable products segment retail share performance:

	Retail Share
	For the Years Ended December 31,
	2015	2014	2013
Cigarettes:
Marlboro	44.0%	43.8%	43.7%
Other premium	2.8	2.9	3.1
Discount	4.5	4.2	3.9
Total cigarettes	51.3%	50.9%	50.7%
Cigars:
Black & Mild	27.3%	28.3%	28.8%
Other	0.4	0.4	0.2
Total cigars	27.7%	28.7%	29.0%
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
PM USA and Middleton executed the following pricing and promotional allowance actions during 2015, 2014 and 2013:
▪Effective November 15, 2015, PM USA increased the list price on all of its cigarette brands by $0.07 per pack.
▪Effective May 17, 2015, PM USA increased the list price on all of its cigarette brands by $0.07 per pack.
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
The following discussion compares operating results for the smokeable products segment for the year ended December 31, 2015 with the year ended December 31, 2014.
Net revenues, which include excise taxes billed to customers, increased $853 million (3.9%), due primarily to higher pricing, which includes higher promotional investments, and higher shipment volume ($133 million).
Operating companies income increased $696 million (10.1%), due primarily to higher pricing, which includes higher promotional investments, lower resolution expenses (due principally to the end of the federal tobacco quota buy-out payments after the third quarter of 2014), higher shipment volume

($68 million) and higher NPM Adjustment Items in 2015 ($54 million). These factors were partially offset by higher costs (due primarily to higher pension and benefit costs, and marketing, administration and research costs) and higher tobacco and health litigation items ($100 million).
Marketing, administration and research costs for the smokeable products segment include PM USA’s cost of administering and litigating product liability claims. Litigation defense costs are influenced by a number of factors, including the number and types of cases filed, the number of cases tried annually, the results of trials and appeals, the development of the law controlling relevant legal issues, and litigation strategy and tactics. For further discussion on these matters, see Note 18 and Item 3. For the years ended December 31, 2015, 2014 and 2013, product liability defense costs for PM USA were $228 million, $230 million and $247 million, respectively. The factors that have influenced past product liability defense costs are expected to continue to influence future costs. PM USA does not expect future product liability defense costs to be significantly different from product liability defense costs incurred in the last few years.
For 2015, total smokeable products reported shipment volume increased 0.5% versus 2014. PM USA’s 2015 reported domestic cigarettes shipment volume increased 0.5%, due to a moderation in the industry’s decline rate and retail share gains. When adjusted for trade inventory movements and other factors, PM USA estimates that its 2015 domestic cigarettes shipment volume increased approximately 0.5%, and that total industry cigarette volumes declined approximately 0.5%.
PM USA’s shipments of premium cigarettes accounted for 91.2% of its reported domestic cigarettes shipment volume for 2015, versus 91.8% for 2014.
Middleton’s reported cigars shipment volume for 2015 increased 4.2%, driven primarily by Black & Mild in the tipped cigars segment.
Marlboro’s retail share for 2015 increased 0.2 share points versus 2014.
PM USA grew its total retail share for 2015 by 0.4 share points versus 2014, due to gains by Marlboro and L&M in Discount, partially offset by share losses on other portfolio brands.
In the machine-made large cigars category, while Black & Mild’s retail share for 2015 declined 1.0 share point, Black & Mild gained retail share in the more profitable tipped cigars segment.
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
In the machine-made large cigars category, Black & Mild’s retail share for 2014 declined 0.5 share points. In December 2014, Middleton announced the national expansion of Black & Mild Casino, a dark tobacco blend, in the tipped segment.
Smokeless Products Segment
During 2015, the smokeless products segment grew net revenues and operating companies income, primarily through higher pricing. USSTC increased Copenhagen and Skoal’s combined retail share versus 2014.
The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume For the Years Ended December 31,
(cans and packs in millions)	2015	2014	2013
Copenhagen	474.7	448.6	426.1
Skoal	267.9	269.6	283.8
Copenhagen and Skoal	742.6	718.2	709.9
Other	70.9	75.1	77.6
Total smokeless products	813.5	793.3	787.5
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

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share For the Years Ended December 31,
	2015	2014	2013
Copenhagen	31.6%	30.7%	29.4%
Skoal	19.7	20.3	21.3
Copenhagen and Skoal	51.3	51.0	50.7
Other	3.6	4.0	4.2
Total smokeless products	54.9%	55.0%	54.9%
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
USSTC executed the following pricing actions during 2015, 2014 and 2013:
▪Effective December 8, 2015, USSTC increased the list price on Copenhagen and Skoal popular price products by $0.12 per can. In addition, USSTC increased the list price on all its brands, except for Copenhagen and Skoal popular price products, by $0.07 per can.
▪Effective May 5, 2015, USSTC increased the list price on all its brands by $0.07 per can.
▪Effective November 25, 2014, USSTC increased the list price on all its brands by $0.07 per can.
▪Effective May 11, 2014, USSTC increased the list price on all of its brands by $0.06 per can.
▪Effective December 8, 2013, USSTC increased the list price on all of its brands by $0.06 per can.
▪Effective May 12, 2013, USSTC increased the list price on all of its brands by $0.05 per can.
The following discussion compares operating results for the smokeless products segment for the year ended December 31, 2015 with the year ended December 31, 2014.

Net revenues, which include excise taxes billed to customers, increased $70 million (3.9%), due primarily to higher pricing, which includes higher promotional investments.
Operating companies income increased $47 million (4.4%), due primarily to higher pricing, which includes higher promotional investments, partially offset by higher costs.
The smokeless products segment’s reported domestic shipment volume for 2015 increased 2.5% as volume growth in Copenhagen was partially offset by declines in Skoal and Other portfolio brands. Copenhagen and Skoal’s combined reported domestic shipment volume increased 3.4% for 2015.
After adjusting for trade inventory movements and other factors, USSTC estimates that its domestic smokeless products shipment volume grew approximately 2.5% for 2015. USSTC estimates that the smokeless products category volume grew approximately 2.5% over the six months ended December 31, 2015 as compared with approximately 2.0% for the six months ended December 31, 2014.
Copenhagen and Skoal’s combined retail share increased 0.3 share points to 51.3% for 2015. Copenhagen’s retail share increased 0.9 share points and Skoal’s retail share declined 0.6 share points.
Total smokeless products retail share declined 0.1 share point to 54.9%.
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
After adjusting for trade inventory changes and other factors, USSTC estimates that domestic smokeless products shipment volume grew approximately 2.5% for 2014. USSTC estimates that the smokeless products category volume grew approximately 2.0% over the six months ended December 31, 2014 as compared with approximately 6.0% for the six months ended December 31, 2013.
Copenhagen and Skoal’s combined retail share increased 0.3 share points to 51.0% for 2014. Copenhagen’s retail share increased 1.3 share points, while Skoal’s retail share declined 1.0 share point.
Retail share for the smokeless products segment increased 0.1 share point to 55.0%, as retail share gains for Copenhagen were mostly offset by share losses for Skoal and Other portfolio brands.

Wine Segment
Business Environment
Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle, Columbia Crest and 14 Hands, and owns wineries in or distributes wines from several other domestic and foreign wine regions. Ste. Michelle holds an 85% ownership interest in Michelle-Antinori, LLC, which owns Stag’s Leap Wine Cellars in Napa Valley. Ste. Michelle also owns Conn Creek in Napa Valley and Erath in Oregon. In addition, Ste. Michelle imports and markets Antinori, Torres and Villa Maria Estate wines and Champagne Nicolas Feuillatte in the United States. Key elements of Ste. Michelle’s strategy are expanded domestic distribution of its wines, especially in certain account categories such as restaurants, wholesale clubs, supermarkets, wine shops and mass merchandisers, and a focus on improving product mix to higher-priced, premium products.
Ste. Michelle’s business is subject to significant competition, including competition from many larger, well-established domestic and international companies, as well as from many smaller wine producers. Wine segment competition is primarily based on quality, price, consumer and trade wine tastings, competitive wine judging, third-party acclaim and advertising. Substantially all of Ste. Michelle’s sales occur in the United States through state-licensed distributors. Ste. Michelle also sells to domestic consumers through retail and e-commerce channels and exports wines to international distributors.
Federal, state and local governmental agencies regulate the beverage alcohol industry through various means, including licensing requirements, pricing rules, labeling and advertising restrictions, and distribution and production policies. Further regulatory restrictions or additional excise or other taxes on the manufacture and sale of alcoholic beverages may have an adverse effect on Ste. Michelle’s wine business.
Operating Results
Ste. Michelle’s net revenues and operating companies income increased in 2015, due primarily to higher shipment volume and improved premium mix. Ste. Michelle expanded its operating companies income margin in 2015. The following table summarizes operating results for the wine segment:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Net revenues	$692	$643	$609
Operating companies income	$152	$134	$118

The following table summarizes wine segment case shipment volume performance:

	Shipment Volume For the Years Ended December 31,
(cases in thousands)	2015	2014	2013
Chateau Ste. Michelle	3,253	3,035	2,753
Columbia Crest	1,062	1,032	1,031
14 Hands	1,848	1,662	1,374
Other	2,703	2,622	2,814
Total wine	8,866	8,351	7,972
The following discussion compares operating results for the wine segment for the year ended December 31, 2015 with the year ended December 31, 2014.
Net revenues, which include excise taxes billed to customers, increased $49 million (7.6%), due primarily to higher shipment volume and improved premium mix. Operating companies income increased $18 million (13.4%), due primarily to higher shipment volume and improved premium mix, partially offset by higher costs.
For 2015, Ste. Michelle’s reported wine shipment volume increased 6.2%.
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
Financial Review
Net Cash Provided by Operating Activities
During 2015, net cash provided by operating activities was $5.8 billion compared with $4.7 billion during 2014. This increase was due primarily to the following:

▪	higher net revenues in the smokeable products segment in 2015; and

▪	the end of the federal tobacco quota buy-out payments after the third quarter of 2014;
partially offset by:

▪	higher settlement payments during 2015, driven by the impact of NPM Adjustment Items in 2014.
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
Altria Group, Inc. had a working capital deficit at December 31, 2015 and 2014. Altria Group, Inc.’s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.
Net Cash Used in/Provided by Investing Activities
During 2015, net cash used in investing activities was $15 million compared with net cash provided by investing activities of $177 million during 2014. This change was due primarily to the following:

▪	$132 million payment for a derivative financial instrument during 2015;

▪	the sale of PM USA’s Cabarrus, North Carolina manufacturing facility during 2014; and

▪	higher capital expenditures during 2015, due primarily to a new USSTC manufacturing facility in Hopkinsville, Kentucky that is expected to be completed in 2016;
partially offset by:

▪	Nu Mark’s acquisition of the e-vapor business of Green Smoke during 2014.
During 2014, net cash provided by investing activities was $177 million compared with $602 million during 2013. This decrease was due primarily to the following:

▪	lower proceeds from asset sales in the financial services business during 2014; and

▪	Nu Mark’s acquisition of the e-vapor business of Green Smoke during 2014.
Capital expenditures for 2015 increased 40.5% to $229 million, due primarily to the new USSTC manufacturing facility noted above. Capital expenditures for 2016 are expected to be in the range of $140 million to $180 million, and are expected to be funded from operating cash flows. The decrease in expected capital expenditures in 2016 compared with 2015 is due primarily to higher capital expenditures during 2015 for the new USSTC manufacturing facility expected to be completed in 2016.
Net Cash Used in Financing Activities
During 2015, net cash used in financing activities was $6.7 billion compared with $4.7 billion during 2014. This increase was due primarily to the following:

▪
debt tender offer completed during 2015, which resulted in the repurchase of $793 million of senior unsecured long-term notes and a $226 million payment of premiums and fees, as more fully described in Note 9;

▪	$1.0 billion repayment of Altria Group, Inc. senior unsecured notes at scheduled maturity in 2015;

▪	debt issuance of $1.0 billion in 2014; and

▪	higher dividends paid during 2015;
partially offset by:

▪	$525 million repayment of Altria Group, Inc. senior unsecured notes at scheduled maturity in 2014;

▪	lower share repurchases during 2015; and

▪	full redemption of UST senior notes of $300 million in 2014.
During 2014, net cash used in financing activities was $4.7 billion, essentially unchanged compared to 2013, which primarily reflected the following:

▪	higher repayments of debt in 2013 driven primarily by the repurchase of senior unsecured notes in connection with the 2013 debt tender offer; and

▪	higher premiums and fees in 2013 in connection with the 2013 debt tender offer;
offset by:

▪	debt issuances of $3.2 billion in 2013 used to repurchase senior unsecured notes in connection with the 2013 debt tender offer;
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
At December 31, 2015, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s	P-2	Baa1	Stable
Standard & Poor’s	A-2	BBB+	Stable
Fitch Ratings Ltd.	F2	BBB+	Stable
Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At December 31, 2015, 2014 and 2013, Altria Group, Inc. had no short-term borrowings.
During the third quarter of 2015, Altria Group, Inc. entered into an extension agreement (the “Extension Agreement”) to amend its $3.0 billion senior unsecured 5-year revolving credit agreement, dated as of August 19, 2013 (the “Credit Agreement”). The Extension Agreement extends the expiration date of the Credit Agreement from August 19, 2019 to August 19, 2020 pursuant to the terms of the Credit Agreement. All other terms and conditions of the Credit Agreement remain in full force and effect. The Credit Agreement was previously amended in 2014 to extend the expiration date from August 19, 2018 to August 19, 2019.
Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at December 31, 2015 for borrowings under the Credit Agreement was 1.25%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At December 31, 2015, credit available to Altria Group, Inc. under the Credit Agreement was $3.0 billion.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At December 31, 2015, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.4 to 1.0 and 11.7 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.
Any commercial paper issued by Altria Group, Inc. and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 19. Condensed Consolidating Financial Information to the consolidated financial statements in Item 8 (“Note 19”).
Financial Market Environment - Altria Group, Inc. believes it has adequate liquidity and access to financial resources to meet its anticipated obligations and ongoing business needs in the foreseeable future. Altria Group, Inc. continues to monitor the credit quality of its bank group and is not aware of any potential non-performing credit provider in that group. Altria Group, Inc. believes the lenders in its bank group will be willing and able to advance funds in accordance with their legal obligations. See Item 1A for certain risk factors associated with the foregoing discussion.
Debt - At December 31, 2015 and 2014, Altria Group, Inc.’s total debt was $12.9 billion and $14.7 billion, respectively.
As discussed in Note 9, during 2015, Altria Group, Inc. repaid in full at maturity senior unsecured notes in the aggregate principal amount of $1.0 billion. Additionally, during 2015, Altria Group, Inc. completed a debt tender offer to purchase for cash $793 million aggregate principal amount of its senior unsecured 9.700% notes due 2018.
All of Altria Group, Inc.’s debt was fixed-rate debt at December 31, 2015 and 2014. The weighted-average coupon interest rate on total debt was approximately 5.5% and
5.7% at December 31, 2015 and 2014, respectively. For further details on long-term debt, see Note 9.
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
Guarantees and Other Similar Matters - As discussed in Note 18, Altria Group, Inc. and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at December 31, 2015. From time to time, subsidiaries of Altria Group, Inc. also issue lines of credit to affiliated entities. In addition, as discussed in Note 19, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under its Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.
Aggregate Contractual Obligations - The following table summarizes Altria Group, Inc.’s contractual obligations at December 31, 2015:

	Payments Due
(in millions)	Total	2016	2017 - 2018	2019 - 2020	2021 and Thereafter
Long-term debt (1)	$12,965	$4	$871	$2,148	$9,942
Interest on borrowings (2)	10,031	716	1,432	1,146	6,737
Operating leases (3)	309	58	97	60	94
Purchase obligations: (4)
Inventory and production costs	3,218	989	1,336	565	328
Other	729	555	142	32	—
	3,947	1,544	1,478	597	328
Other long-term liabilities (5)	2,443	152	325	311	1,655
	$29,695	$2,474	$4,203	$4,262	$18,756

(1) Amounts represent the expected cash payments of Altria Group, Inc.’s long-term debt.
(2) Amounts represent the expected cash payments of Altria Group, Inc.’s interest expense on its long-term debt. Interest on Altria Group, Inc.’s debt, which was all fixed-rate debt at December 31, 2015, is presented using the stated coupon interest rate. Amounts exclude the amortization of debt discounts and premiums, the amortization of loan fees and fees for lines of credit that would be included in interest and other debt expense, net on the consolidated statements of earnings.
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
(5) Other long-term liabilities consist of accrued postretirement health care costs and certain accrued pension costs. The amounts included in the table above for accrued pension costs consist of the actuarially determined anticipated minimum funding requirements for each year from 2016 through 2020. Contributions beyond 2020 cannot be reasonably estimated and, therefore, are not included in the table above. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued postemployment costs, income taxes and tax contingencies, and other accruals. Altria Group, Inc. is unable to estimate the timing of payments for these items.
The State Settlement Agreements and related legal fee payments, and payments for FDA user fees, as discussed below and in Note 18 and Item 3, are excluded from the table above, as the payments are subject to adjustment for several factors, including inflation, operating income, market share and industry volume. Litigation escrow deposits, as discussed below and in Note 18, are also excluded from the table above since these deposits will be returned to PM USA should it prevail on appeal.
Payments Under State Settlement and Other Tobacco Agreements, and FDA Regulation - As discussed previously and in Note 18 and Item 3, PM USA has entered into State Settlement

Agreements with the states and territories of the United States that call for certain payments. PM USA, Middleton and USSTC were also subject to payment obligations imposed by FETRA. The FETRA payment obligations expired after the third quarter of 2014. In addition, in June 2009, PM USA and USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements and the FDA user fees are based on variable factors, such as volume, operating income, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements, FETRA and FDA user fees, Altria Group, Inc.’s subsidiaries recorded approximately $4.8 billion, $4.9 billion and $4.4 billion of charges to cost of sales for the years ended December 31, 2015, 2014 and 2013, respectively. The 2015, 2014 and 2013 amounts included reductions to cost of sales of $97 million, $43 million and $664 million, respectively, for the NPM Adjustment Items. In addition, the 2015 and 2014 amounts reflected decreases in the charge to cost of sales of approximately $300 million and $100 million, respectively, for the expiration of the obligations imposed by FETRA after the third quarter of 2014.
In connection with the settlement with the 24 signatory states of certain NPM Adjustment disputes under the MSA, the formula for allocating the revised NPM Adjustments applicable to the signatory states for 2013 and subsequent years among the tobacco product manufacturers that are original signatories to the MSA (“OPMs”) has been modified in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon future developments. Similarly, in connection with the settlement with New York of certain NPM Adjustment disputes under the MSA, the formula for allocating among the OPMs the revised NPM Adjustments applicable to New York for years after 2014 has been modified in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon future developments. For a detailed discussion of settlements of, and determinations made in connection with, disputes with certain states and territories related to the NPM Adjustment provision under the MSA for the years 2003-2012, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 18.
Based on current agreements, 2015 market share and historical annual industry volume decline rates, the estimated amounts that Altria Group, Inc.’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees approximate $4.9 billion in 2016 and each year thereafter. The increase in these amounts compared with approximately $4.8 billion charged to cost of sales in 2015 reflects the impact of the NPM Adjustments recorded in 2015. These amounts exclude the potential impact of the NPM Adjustment provision applicable under the MSA and the revised NPM Adjustment provisions applicable under the settlements of the NPM Adjustment disputes with the 24 signatory states and with New York, respectively, for years after 2014 discussed above.
The estimated amounts due under the State Settlement Agreements charged to cost of sales in each year would generally be paid in the following year. The amounts charged to cost of sales for FDA user fees are generally paid in the quarter in which the fees are incurred. As previously stated, the payments due under the terms of the State Settlement Agreements and FDA user fees are subject to adjustment for several factors, including volume, operating income, inflation and certain contingent events and, in general, are allocated based on each manufacturer’s market share. The future payment amounts discussed above are estimates, and actual payment amounts will differ to the extent underlying assumptions differ from actual future results.

Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of December 31, 2015, PM USA had posted various forms of security totaling approximately $77 million, the majority of which have been collateralized with cash deposits. These cash deposits are included in other assets on the consolidated balance sheet.
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
Equity and Dividends
As discussed in Note 11. Stock Plans to the consolidated financial statements in Item 8 (“Note 11”), during 2015 Altria Group, Inc. granted an aggregate of 1.2 million shares of restricted stock units (also known as deferred stock) to eligible employees.
At December 31, 2015, the number of shares to be issued upon vesting of restricted stock units was not significant.
Dividends paid in 2015 and 2014 were approximately $4.2 billion and $3.9 billion, respectively, an increase of 7.4%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase programs.
During the third quarter of 2015, the Board of Directors approved an 8.7% increase in the quarterly dividend rate to $0.565 per common share versus the previous rate of $0.52 per common share. Altria Group, Inc. expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $2.26 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of the Board of Directors.
During 2015, 2014 and 2013 the Board of Directors authorized Altria Group, Inc. to repurchase shares of its outstanding common stock under several share repurchase programs.
At December 31, 2015, Altria Group, Inc. had approximately $965 million remaining in the July 2015 share repurchase program, which it expects to complete by the end of 2016. For further discussion of Altria Group, Inc.’s share repurchase programs, see Note 10. Capital Stock to the consolidated financial statements in Item 8 and Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K.

Recent Accounting Guidance Not Yet Adopted
See Note 2 for a discussion of recent accounting guidance issued but not yet adopted.
Contingencies
See Note 18 and Item 3 for a discussion of contingencies.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
At December 31, 2015 and 2014, the fair value of Altria Group, Inc.’s total debt was $14.5 billion and $17.0 billion, respectively. The fair value of Altria Group, Inc.’s debt is subject to fluctuations resulting from changes in market interest rates. A 1% increase in market interest rates at December 31, 2015 and 2014 would decrease the fair value of Altria Group, Inc.’s total debt by approximately $1.1 billion and $1.3 billion, respectively. A 1% decrease in market interest rates at December 31, 2015 and 2014 would increase the fair value of Altria Group, Inc.’s total debt by approximately $1.3 billion and $1.5 billion, respectively.
Interest rates on borrowings under the Credit Agreement are expected to be based on LIBOR plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at December 31, 2015 for borrowings under the Credit Agreement was 1.25%. At December 31, 2015, Altria Group, Inc. had no borrowings under the Credit Agreement.
At December 31, 2015, the fair value of Altria Group, Inc.’s derivative financial instrument in the form of a put option (the “option”) included in other current assets was $152 million. A 10% devaluation of the United States dollar against the British pound would decrease the fair value of the option by approximately $97 million, with a corresponding decrease to Altria Group, Inc.’s pre-tax earnings. A 10% appreciation of the United States dollar against the British pound would increase the fair value of the option by approximately $172 million, with a corresponding increase to Altria Group, Inc.’s pre-tax earnings.

Item 8. Financial Statements and Supplementary Data.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions of dollars)
________________________

at December 31,	2015	2014
Assets
Cash and cash equivalents	$2,369	$3,321
Receivables	124	124
Inventories:
Leaf tobacco	957	991
Other raw materials	181	200
Work in process	444	429
Finished product	449	420
	2,031	2,040
Deferred income taxes	1,175	1,143
Other current assets	387	250
Total current assets	6,086	6,878

Property, plant and equipment, at cost:
Land and land improvements	295	293
Buildings and building equipment	1,406	1,323
Machinery and equipment	2,969	2,986
Construction in progress	207	153
	4,877	4,755
Less accumulated depreciation	2,895	2,772
	1,982	1,983

Goodwill	5,285	5,285
Other intangible assets, net	12,028	12,049
Investment in SABMiller	5,483	6,183
Finance assets, net	1,239	1,614
Other assets	432	483
Total Assets	$32,535	$34,475

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
____________________________________________

at December 31,	2015	2014
Liabilities
Current portion of long-term debt	$4	$1,000
Accounts payable	400	416
Accrued liabilities:
Marketing	695	618
Employment costs	198	186
Settlement charges	3,590	3,500
Other	1,081	925
Dividends payable	1,110	1,028
Total current liabilities	7,078	7,673

Long-term debt	12,915	13,693
Deferred income taxes	5,663	6,088
Accrued pension costs	1,277	1,012
Accrued postretirement health care costs	2,245	2,461
Other liabilities	447	503
Total liabilities	29,625	31,430
Contingencies (Note 18)
Redeemable noncontrolling interest	37	35
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,813	5,735
Earnings reinvested in the business	27,257	26,277
Accumulated other comprehensive losses	(3,280)	(2,682)
Cost of repurchased stock (845,901,836 shares at December 31, 2015 and 834,486,794 shares at December 31, 2014)	(27,845)	(27,251)
Total stockholders’ equity attributable to Altria Group, Inc.	2,880	3,014
Noncontrolling interests	(7)	(4)
Total stockholders’ equity	2,873	3,010
Total Liabilities and Stockholders’ Equity	$32,535	$34,475

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Earnings
(in millions of dollars, except per share data)
____________________________________

for the years ended December 31,	2015	2014	2013
Net revenues	$25,434	$24,522	$24,466
Cost of sales	7,740	7,785	7,206
Excise taxes on products	6,580	6,577	6,803
Gross profit	11,114	10,160	10,457
Marketing, administration and research costs	2,708	2,539	2,340
Changes to Mondelēz and PMI tax-related receivables/payables	41	2	22
Asset impairment and exit costs	4	(1)	11
Operating income	8,361	7,620	8,084
Interest and other debt expense, net	817	808	1,049
Loss on early extinguishment of debt	228	44	1,084
Earnings from equity investment in SABMiller	(757)	(1,006)	(991)
Other income, net	(5)	—	—
Earnings before income taxes	8,078	7,774	6,942
Provision for income taxes	2,835	2,704	2,407
Net earnings	5,243	5,070	4,535
Net earnings attributable to noncontrolling interests	(2)	—	—
Net earnings attributable to Altria Group, Inc.	$5,241	$5,070	$4,535
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$2.67	$2.56	$2.26

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
_______________________

for the years ended December 31,	2015	2014	2013
Net earnings	$5,243	$5,070	$4,535
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments	(3)	(2)	(2)
Benefit plans	30	(767)	1,141
SABMiller	(625)	(535)	(477)
Other comprehensive (losses) earnings, net of deferred income taxes	(598)	(1,304)	662

Comprehensive earnings	4,645	3,766	5,197
Comprehensive earnings attributable to noncontrolling interests	(2)	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$4,643	$3,766	$5,197

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions of dollars)
__________________

for the years ended December 31,	2015	2014	2013
Cash Provided by (Used in) Operating Activities
Net earnings	$5,243	$5,070	$4,535
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	225	208	212
Deferred income tax benefit	(132)	(129)	(86)
Earnings from equity investment in SABMiller	(757)	(1,006)	(991)
Dividends from SABMiller	495	456	439
Loss on early extinguishment of debt	228	44	1,084
Cash effects of changes, net of the effects from acquisition of Green Smoke:
Receivables, net	3	(8)	78
Inventories	(33)	(184)	(133)
Accounts payable	(7)	(5)	(76)
Income taxes	(12)	1	(95)
Accrued liabilities and other current assets	199	(107)	(107)
Accrued settlement charges	90	109	(225)
Pension plan contributions	(28)	(15)	(393)
Pension provisions and postretirement, net	114	21	177
Other	182	208	(44)
Net cash provided by operating activities	5,810	4,663	4,375
Cash Provided by (Used in) Investing Activities
Capital expenditures	(229)	(163)	(131)
Acquisition of Green Smoke, net of acquired cash	—	(102)	—
Proceeds from finance assets	354	369	716
Payment for derivative financial instrument	(132)	—	—
Other	(8)	73	17
Net cash (used in) provided by investing activities	(15)	177	602
Cash Provided by (Used in) Financing Activities
Long-term debt issued	—	999	4,179
Long-term debt repaid	(1,793)	(825)	(3,559)
Repurchases of common stock	(554)	(939)	(634)
Dividends paid on common stock	(4,179)	(3,892)	(3,612)
Premiums and fees related to early extinguishment of debt	(226)	(44)	(1,054)
Other	5	7	(22)
Net cash used in financing activities	(6,747)	(4,694)	(4,702)
Cash and cash equivalents:
(Decrease) increase	(952)	146	275
Balance at beginning of year	3,321	3,175	2,900
Balance at end of year	$2,369	$3,321	$3,175
Cash paid: Interest	$776	$820	$1,099
Income taxes	$3,029	$2,765	$2,448
See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in millions of dollars, except per share data)
____________________________________

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2012	$935	$5,688	$24,316	$(2,040)	$(25,731)	$2	$3,170
Net earnings (losses) (1)	—	—	4,535	—	—	(3)	4,532
Other comprehensive earnings, net of deferred income taxes	—	—	—	662	—	—	662
Stock award activity	—	26	—	—	11	—	37
Cash dividends declared ($1.84 per share)	—	—	(3,683)	—	—	—	(3,683)
Repurchases of common stock	—	—	—	—	(600)	—	(600)
Balances, December 31, 2013	935	5,714	25,168	(1,378)	(26,320)	(1)	4,118
Net earnings (losses)(1)	—	—	5,070	—	—	(3)	5,067
Other comprehensive losses, net of deferred income taxes	—	—	—	(1,304)	—	—	(1,304)
Stock award activity	—	21	—	—	8	—	29
Cash dividends declared ($2.00 per share)	—	—	(3,961)	—	—	—	(3,961)
Repurchases of common stock	—	—	—	—	(939)	—	(939)
Balances, December 31, 2014	935	5,735	26,277	(2,682)	(27,251)	(4)	3,010
Net earnings (losses) (1)	—	—	5,241	—	—	(3)	5,238
Other comprehensive losses, net of deferred income taxes	—	—	—	(598)	—	—	(598)
Stock award activity	—	78	—	—	(40)	—	38
Cash dividends declared ($2.17 per share)	—	—	(4,261)	—	—	—	(4,261)
Repurchases of common stock	—	—	—	—	(554)	—	(554)
Balances, December 31, 2015	$935	$5,813	$27,257	$(3,280)	$(27,845)	$(7)	$2,873

(1) Net losses attributable to noncontrolling interests for the years ended December 31, 2015, 2014 and 2013 exclude net earnings of $5 million, $3 million and $3 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section in the consolidated balance sheets at December 31, 2015, 2014 and 2013, respectively. See Note 18.

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 1.     Background and Basis of Presentation
▪Background: At December 31, 2015, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged predominantly in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, finance, human resources and external affairs to Altria Group, Inc. and its subsidiaries. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At December 31, 2015, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At December 31, 2015, Altria Group, Inc. also held approximately 27% of the economic and voting interest of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends. On November 11, 2015, Anheuser-Busch InBev SA/NV (“AB InBev”) announced its firm offer to effect a business combination with SABMiller in a cash and stock transaction. For further discussion, see Note 6. Investment in SABMiller.
▪Basis of Presentation: The consolidated financial statements include Altria Group, Inc., as well as its wholly-owned and majority-owned subsidiaries. Investments in which Altria Group, Inc. has the ability to exercise significant influence are accounted for under the equity method of accounting. All intercompany transactions and balances have been eliminated.
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
▪Derivative Financial Instruments: Derivative financial instruments are recorded at fair value on the consolidated balance sheets as either assets or liabilities. Changes in the fair value of derivatives are recorded each period either in accumulated other comprehensive earnings (losses) or in earnings, depending on the

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

type of derivative and whether the derivative qualifies for hedge accounting treatment. Gains and losses on derivative instruments reported in accumulated other comprehensive earnings (losses) are reclassified to the consolidated statements of earnings in the periods in which operating results are affected by the respective hedged item. Cash flows from hedging instruments are classified in the same manner as the respective hedged item in the consolidated statements of cash flows. Altria Group, Inc. does not enter into or hold derivative financial instruments for trading or speculative purposes.
▪Employee Benefit Plans: Altria Group, Inc. provides a range of benefits to its employees and retired employees, including pension, postretirement health care and postemployment benefits. Altria Group, Inc. records annual amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions as to discount rates, assumed rates of return on plan assets, mortality, compensation increases, turnover rates and health care cost trend rates.
Altria Group, Inc. recognizes the funded status of its defined benefit pension and other postretirement plans on the consolidated balance sheet and records as a component of other comprehensive earnings (losses), net of deferred income taxes, the gains or losses and prior service costs or credits that have not been recognized as components of net periodic benefit cost. The gains or losses and prior service costs or credits recorded as components of other comprehensive earnings (losses) are subsequently amortized into net periodic benefit cost in future years.
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
Finance leases include unguaranteed residual values that represent PMCC’s estimates at lease inception as to the fair values of assets under lease at the end of the non-cancelable lease terms. The estimated residual values are reviewed at least annually by PMCC’s management. This review includes analysis of a number of factors, including activity in the relevant industry. If necessary, revisions are recorded to reduce the residual values.
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
▪Marketing Costs: Altria Group, Inc.’s businesses promote their products with consumer engagement programs, consumer incentives and trade promotions. Such programs include discounts, coupons, rebates, in-store display incentives, event marketing and volume-based incentives. Consumer engagement programs are expensed as incurred. Consumer incentive and trade promotion activities are recorded as a reduction of revenues, a portion of which is based on amounts estimated as being due to wholesalers, retailers and consumers at the end of a period, based principally on historical volume, utilization and redemption rates. For interim reporting purposes, consumer engagement programs and certain consumer incentive expenses are charged to operations as a percentage of sales, based on estimated sales and related expenses for the full year.
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
▪Stock-Based Compensation: Altria Group, Inc. measures compensation cost for all stock-based awards at fair value on date of grant and recognizes compensation expense over the service periods for awards expected to vest. The fair value of restricted stock and restricted stock units (also known as deferred stock) is determined based on the number of shares granted and the market value at date of grant.
▪New Accounting Standards: In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for recognizing revenue from contracts with customers. The objective of this guidance is to establish principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. As a result of an August 2015 FASB update, the new guidance will be effective for Altria Group, Inc. for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In April 2015, the FASB issued authoritative guidance to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge (an asset). For Altria Group, Inc., the new guidance will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The guidance requires all prior period balance sheets to be adjusted retrospectively and early adoption is permitted. Altria Group, Inc. will adopt the new guidance in the first quarter of 2016. At December 31, 2015 and 2014, Altria Group, Inc. had $72 million and $83 million, respectively, of debt issuance costs included in other assets on its consolidated balance sheets.
In November 2015, the FASB issued authoritative guidance to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance does not change the current requirement that deferred tax liabilities and assets for each tax-paying jurisdiction be offset and presented as a single amount. For Altria Group, Inc., the new guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Altria Group, Inc. will adopt the new guidance by the first quarter of 2017. Under the new guidance, at December 31, 2015, current deferred income tax assets of approximately $1.2 billion would have been reclassified to noncurrent deferred income tax liabilities ($1.0 billion) and noncurrent deferred income tax assets ($0.2 billion).
On January 5, 2016, the FASB issued authoritative guidance to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. For Altria Group, Inc., the new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption of the guidance is not permitted, except for a certain provision of the guidance. Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
Note 3. Acquisition of Green Smoke
In April 2014, Nu Mark acquired the e-vapor business of Green Smoke, Inc. and its affiliates (“Green Smoke”) for a total purchase price of approximately $130 million. The acquisition

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
Costs incurred to effect the acquisition, as well as integration costs, were recognized as expenses in the periods in which the costs were incurred. For the years ended December 31, 2015 and 2014, Altria Group, Inc. incurred $7 million and $28 million, respectively, of pre-tax integration and acquisition-related costs, consisting primarily of contract termination costs, transaction costs and inventory adjustments, which were included in Altria Group, Inc.’s consolidated statements of earnings.

Note 4. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Smokeable products	$77	$77	$2,919	$2,937
Smokeless products	5,023	5,023	8,831	8,833
Wine	74	74	267	268
Other	111	111	11	11
Total	$5,285	$5,285	$12,028	$12,049
Goodwill relates to Altria Group, Inc.’s 2014 acquisition of Green Smoke, 2009 acquisition of UST and 2007 acquisition of Middleton.
Other intangible assets consisted of the following:

	December 31, 2015		December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$11,711	$—	$11,711	$—
Definite-lived intangible assets	465	148	465	127
Total other intangible assets	$12,176	$148	$12,176	$127
Indefinite-lived intangible assets consist substantially of trademarks from Altria Group, Inc.’s 2009 acquisition of UST ($9.1 billion) and 2007 acquisition of Middleton ($2.6 billion). Definite-lived intangible assets, which consist primarily of customer relationships and certain cigarette trademarks, are amortized over periods up to 25 years. Pre-tax amortization expense for definite-lived intangible assets during the years ended December 31, 2015, 2014 and 2013, was $21 million, $20 million and $20 million, respectively. Annual amortization expense for each of the next five years is estimated to be approximately $20 million, assuming no additional transactions occur that require the amortization of intangible assets.
During 2015, 2014 and 2013, Altria Group, Inc. completed its quantitative annual impairment test of goodwill and indefinite-lived intangible assets, and no impairment charges resulted.
For the years ended December 31, 2015, 2014 and 2013, there have been no changes in goodwill and the gross carrying amount of other intangible assets except for the 2014 acquisition of Green Smoke. In addition, there were no accumulated impairment losses related to goodwill and other intangible assets, net at December 31, 2015 and 2014.

Note 5. Inventories
The cost of approximately 65% and 66% of inventories at December 31, 2015 and 2014, respectively, was determined using the LIFO method. The stated LIFO amounts of inventories were approximately $0.7 billion lower than the current cost of inventories at December 31, 2015 and 2014.
Note 6. Investment in SABMiller
At December 31, 2015, Altria Group, Inc. held approximately 27% of the economic and voting interest of SABMiller. Altria Group, Inc. accounts for its investment in SABMiller under the equity method of accounting.
Pre-tax earnings from Altria Group, Inc.’s equity investment in SABMiller were $757 million, $1,006 million and $991 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Summary financial data of SABMiller is as follows:

	At December 31,
(in millions)	2015	2014
Current assets	$4,266	$5,878
Long-term assets	$38,425	$43,812
Current liabilities	$6,282	$10,051
Long-term liabilities	$13,960	$14,731
Noncontrolling interests	$1,235	$1,241

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Net revenues	$20,188	$22,380	$22,684
Operating profit	$3,690	$4,478	$4,201
Net earnings	$2,838	$3,532	$3,375
The fair value of Altria Group, Inc.’s equity investment in SABMiller is based on unadjusted quoted prices in active markets and is classified in Level 1 of the fair value hierarchy. The fair value of Altria Group, Inc.’s equity investment in SABMiller at December 31, 2015 and 2014, was $25.8 billion and $22.5 billion, respectively, as compared with its carrying value of $5.5 billion and $6.2 billion, respectively.
At December 31, 2015, Altria Group, Inc.’s earnings reinvested in the business on its consolidated balance sheet included approximately $3.2 billion of undistributed earnings from its equity investment in SABMiller.
▪AB InBev and SABMiller Business Combination: On November 11, 2015, AB InBev announced its firm offer to effect a business combination with SABMiller in a cash and stock transaction valued at approximately $107 billion. Under the terms of the transaction, SABMiller shareholders will receive 44 British pounds in cash for each SABMiller share, with a partial share alternative (“PSA”) available for approximately 41% of the SABMiller shares.
Under the terms of the PSA, SABMiller shareholders may elect to receive for each SABMiller share held (i) 0.483969 restricted shares (the “Restricted Shares”) in a newly formed Belgian company (“NewCo”) that will own the combined SABMiller and AB InBev business plus (ii) 3.7788 British pounds (“GBP”) in cash. On November 10, 2015, the Board of Directors of Altria Group, Inc. (the “Board of Directors”) authorized Altria Group, Inc. to provide an irrevocable undertaking to vote Altria Group, Inc.’s shares of SABMiller in favor of the proposed transaction and to elect the PSA (the “Irrevocable Undertaking”). Altria Group, Inc. delivered the Irrevocable Undertaking on November 11, 2015.
If the transaction is completed, NewCo will acquire SABMiller and, following the closing of that acquisition, AB InBev will merge into NewCo. Altria Group, Inc. expects to exchange its approximate 27% economic and voting interest in SABMiller for an interest that will be converted into Restricted Shares representing an approximate 10.5% economic and voting interest in NewCo plus approximately $2.5 billion in pre-tax cash (subject to proration as further described below).

The Restricted Shares of NewCo will:

▪	be unlisted and not admitted to trading on any stock exchange;

▪	be subject to a five-year lock-up from closing (subject to limited exceptions);

▪	be convertible into ordinary shares of NewCo on a one-for-one basis after the end of this five-year lock-up period;

▪	rank equally with ordinary shares of NewCo with regards to dividends and voting rights; and

▪	have director nomination rights with respect to NewCo.
Altria Group, Inc. expects that its gain on the transaction will be deferred for United States corporate income tax purposes, except to the extent of cash consideration received. Altria Group, Inc. and AB InBev have entered into a tax matters agreement providing for certain covenants, representations and warranties and indemnification obligations of AB InBev and NewCo in connection with the transaction and the provision of information necessary to assist Altria Group, Inc. in connection with its United States federal income tax reporting.
Based on the anticipated structure of the transaction, Altria Group, Inc. expects to account for its investment in NewCo under the equity method of accounting. Altria Group, Inc. and AB InBev have entered into an information rights agreement pursuant to which, following completion of the transaction, NewCo will provide Altria Group, Inc. with certain financial information necessary to assist Altria Group, Inc. in connection with its financial reporting, financial controls and financial planning.
Upon closing of the transaction, Altria Group, Inc. estimates that it will record a one-time pre-tax accounting gain of approximately $12 billion, or $8 billion after-tax. This estimate is based on the AB InBev share price, GBP to United States dollar (“USD”) exchange rate and book value of Altria Group, Inc.’s investment in SABMiller at December 31, 2015. The actual gain recorded at closing may vary significantly from this estimate based on changes to these factors and any proration of Restricted Shares as discussed further below.
If the transaction is completed, Altria Group, Inc. expects to receive Restricted Shares representing an economic and voting interest in NewCo of approximately 10.5%; however, the number of shares that Altria Group, Inc. receives and its corresponding percentage ownership of NewCo at closing are subject to proration because the PSA limits the maximum number of shares that may be issued under the offer to 326 million NewCo Restricted Shares. To the extent that elections for the PSA exceed this maximum number and cannot be satisfied in full, the equity portion of all PSA elections will be adjusted downwards on a pro rata basis. It is possible that significant proration could (i) reduce Altria Group, Inc.’s projected percentage ownership of NewCo; (ii) increase the amount of cash that Altria Group, Inc. receives; (iii) increase the amount of the pre-tax gain recorded by Altria Group, Inc.; (iv) impose additional tax liabilities on Altria Group, Inc.; and (v) impact Altria Group, Inc.’s ability to account for its investment in NewCo under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The transaction is subject to certain closing conditions, including shareholder approvals of both SABMiller and AB InBev, and receipt of the required regulatory approvals.
Derivative Financial Instrument: On November 11, 2015, Altria Group, Inc. entered into a derivative financial instrument in the form of a put option (the “option”) to hedge Altria Group, Inc.’s exposure to foreign currency exchange rate movements for the GBP, which would impact the USD cash consideration that Altria Group, Inc. expects to receive under the PSA. Altria Group, Inc. has the ability to exercise or terminate the option up to its expiration date of May 11, 2017. The notional amount of the option is $2,467 million (1,625 million GBP). The option does not qualify for hedge accounting; therefore, changes in the fair value of the option will be recorded as a pre-tax gain or loss in Altria Group, Inc.’s consolidated statement of earnings for the periods in which the changes occur. For the year ended December 31, 2015, Altria Group, Inc. recorded a pre-tax gain of $20 million for the change in the fair value of the option, which was included in other income, net.
The fair value of the option is determined using a binomial option pricing model, which reflects the contractual terms of the option and other observable market-based inputs, and is classified in Level 2 of the fair value hierarchy. At December 31, 2015, the fair value of the option of $152 million was recorded in other current assets in Altria Group, Inc.’s consolidated balance sheet.
Note 7. Finance Assets, net
In 2003, PMCC ceased making new investments and began focusing exclusively on managing its portfolio of finance assets in order to maximize its operating results and cash flows from its existing lease portfolio activities and asset sales. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold.
     At December 31, 2015, finance assets, net, of $1,239 million were comprised of investments in finance leases of $1,281 million, reduced by the allowance for losses of $42 million. At December 31, 2014, finance assets, net, of $1,614 million were comprised of investments in finance leases of $1,656 million, reduced by the allowance for losses of $42 million.
A summary of the net investments in finance leases, substantially all of which were leveraged leases, at December 31, 2015 and 2014, before allowance for losses was as follows:

(in millions)	2015	2014
Rents receivable, net	$923	$1,241
Unguaranteed residual values	674	827
Unearned income	(316)	(412)
Investments in finance leases	1,281	1,656
Deferred income taxes	(928)	(1,135)
Net investments in finance leases	$353	$521
Rents receivable, net, represent unpaid rents, net of principal and interest payments on third-party nonrecourse debt. PMCC’s rights to rents receivable are subordinate to the third-party nonrecourse debtholders and the leased equipment is pledged as collateral to the debtholders. The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt of $1.2 billion and $2.1 billion at December 31, 2015 and 2014, respectively, has been offset against the related rents receivable. There were no leases with contingent rentals in 2015 and 2014.
In 2015 and 2014, PMCC’s review of estimated residual values resulted in a decrease of $65 million and $63 million, respectively, to unguaranteed residual values. These decreases in unguaranteed residual values resulted in a reduction to PMCC’s net revenues of $41 million and $26 million in 2015 and 2014, respectively. There were no such adjustments in 2013.
At December 31, 2015, PMCC’s investments in finance leases were principally comprised of the following investment categories: aircraft (45%), electric power (24%), railcar (12%), real estate (12%) and manufacturing (7%). There were no investments located outside the United States at December 31, 2015 and 2014.
Rents receivable in excess of debt service requirements on third-party nonrecourse debt at December 31, 2015 were as follows:

(in millions)
2016	$42
2017	64
2018	155
2019	192
2020	136
Thereafter	334
Total	$923
Included in net revenues for the years ended December 31, 2015, 2014 and 2013 were leveraged lease revenues of $46 million, $80 million and $209 million, respectively. Income tax expense, excluding interest on tax underpayments, on leveraged lease revenues for the years ended December 31, 2015, 2014 and 2013 was $17 million, $30 million and $80 million, respectively.
PMCC maintains an allowance for losses that provides for estimated credit losses on its investments in finance leases. PMCC’s portfolio consists substantially of leveraged leases to a diverse base of lessees participating in a variety of industries. Losses on such leases are recorded when probable and estimable. PMCC regularly performs a systematic assessment of each individual lease in its portfolio to determine potential credit or collection issues that might indicate impairment. Impairment takes into consideration both the probability of default and the likelihood of recovery if default were to occur. PMCC considers both quantitative and qualitative factors of each investment when performing its assessment of the allowance for losses.
Quantitative factors that indicate potential default are tied most directly to public debt ratings. PMCC monitors publicly available information on its obligors, including financial

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

statements and credit rating agency reports. Qualitative factors that indicate the likelihood of recovery if default were to occur include underlying collateral value, other forms of credit support, and legal/structural considerations impacting each lease. Using available information, PMCC calculates potential losses for each lease in its portfolio based on its default and recovery rating assumptions for each lease. The aggregate of these potential losses forms a range of potential losses which is used as a guideline to determine the adequacy of PMCC’s allowance for losses.
PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. During 2014 and 2013, PMCC determined that its allowance for losses exceeded the amount required based on management’s assessment of the credit quality and size of PMCC’s leasing portfolio. As a result, PMCC reduced its allowance for losses by $10 million and $47 million for the years ended December 31, 2014 and 2013, respectively. These decreases to the allowance for losses were recorded as a reduction to marketing, administration and research costs on Altria Group, Inc.’s consolidated statements of earnings. PMCC believes that, as of December 31, 2015, the allowance for losses of $42 million was adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may increase or decrease its allowance for losses if such conditions change in the future.
The activity in the allowance for losses on finance assets for the years ended December 31, 2015, 2014 and 2013 was as follows:

(in millions)	2015	2014	2013
Balance at beginning of year	$42	$52	$99
Decrease to allowance	—	(10)	(47)
Balance at end of year	$42	$42	$52
All PMCC lessees were current on their lease payment obligations as of December 31, 2015.
The credit quality of PMCC’s investments in finance leases as assigned by Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”) at December 31, 2015 and 2014 was as follows:

(in millions)	2015	2014
Credit Rating by Standard & Poor’s/Moody’s:
“AAA/Aaa” to “A-/A3”	$212	$417
“BBB+/Baa1” to “BBB-/Baa3”	702	833
“BB+/Ba1” and Lower	367	406
Total	$1,281	$1,656

Note 8. Short-Term Borrowings and Borrowing Arrangements
At December 31, 2015 and December 31, 2014, Altria Group, Inc. had no short-term borrowings. The credit line available to Altria Group, Inc. at December 31, 2015 under the Credit Agreement (as defined below) was $3.0 billion.
During the third quarter of 2015, Altria Group, Inc. entered into an extension agreement (the “Extension Agreement”) to amend its $3.0 billion senior unsecured 5-year revolving credit agreement, dated as of August 19, 2013 (the “Credit Agreement”). The Extension Agreement extends the expiration date of the Credit Agreement from August 19, 2019 to August 19, 2020 pursuant to the terms of the Credit Agreement. All other terms and conditions of the Credit Agreement remain in full force and effect. The Credit Agreement was previously amended in 2014 to extend the expiration date from August 19, 2018 to August 19, 2019.
The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at December 31, 2015 for borrowings under the Credit Agreement was 1.25%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral.
The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At December 31, 2015, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.4 to 1.0 and 11.7 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments.
Any commercial paper issued by Altria Group, Inc. and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 19. Condensed Consolidating Financial Information.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 9. Long-Term Debt
At December 31, 2015 and 2014, Altria Group, Inc.’s long-term debt consisted of the following:

(in millions)	2015	2014
Notes, 2.625% to 10.20%, interest payable semi-annually, due through 2044 (1)	$12,861	$14,651
Debenture, 7.75%, interest payable semi-annually, due 2027	42	42
Other	16	—
	12,919	14,693
Less current portion of long-term debt	4	1,000
	$12,915	$13,693
(1) Weighted-average coupon interest rate of 5.5% and 5.7% at December 31, 2015 and 2014, respectively.
Aggregate maturities of long-term debt are as follows:

(in millions)
2016	$4
2017	4
2018	867
2019	1,148
2020	1,000
2021	1,500
Thereafter	8,442
12,965
Less debt discounts	46
$12,919
Altria Group, Inc.’s estimate of the fair value of its debt is based on observable market information derived from a third party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.’s total long-term debt at December 31, 2015 and 2014, was $14.5 billion and $17.0 billion, respectively, as compared with its carrying value of $12.9 billion and $14.7 billion, respectively.
▪Altria Group, Inc. Senior Notes: The notes of Altria Group, Inc. are senior unsecured obligations and rank equally in right of payment with all of Altria Group, Inc.’s existing and future senior unsecured indebtedness. Upon the occurrence of both (i) a change of control of Altria Group, Inc. and (ii) the notes ceasing to be rated investment grade by each of Moody’s, Standard & Poor’s and Fitch Ratings Ltd. within a specified time period, Altria Group, Inc. will be required to make an offer to purchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest to the date of repurchase as and to the extent set forth in the terms of the notes.
With respect to $3.4 billion aggregate principal amount of Altria Group, Inc.’s senior unsecured long-term notes issued in 2009 and 2008, the interest rate payable on each series of notes is subject to adjustment from time to time if the rating assigned to the notes of such series by Moody’s or Standard & Poor’s is downgraded (or subsequently upgraded) as and to the extent set forth in the terms of the notes.

During 2015, Altria Group, Inc. repaid in full at maturity senior unsecured notes in the aggregate principal amount of $1.0 billion.
The obligations of Altria Group, Inc. under the notes are guaranteed by PM USA as further discussed in Note 19. Condensed Consolidating Financial Information.
▪Debt Tender Offers and Redemption: During 2015 and 2013, Altria Group, Inc. completed debt tender offers to purchase for cash certain of its senior unsecured notes in aggregate principal amounts of $0.8 billion and $2.1 billion, respectively.
Details of these debt tender offers were as follows:

(in millions)	2015	2013
Notes Purchased
9.95% Notes due 2038	$—	$818
10.20% Notes due 2039	—	782
9.70% Notes due 2018	793	293
9.25% Notes due 2019	—	207
Total	$793	$2,100
During 2014, UST redeemed in full its $300 million (aggregate principal amount) 5.75% senior notes due 2018.
As a result of the Altria Group, Inc. debt tender offers and the UST debt redemption, pre-tax losses on early extinguishment of debt were recorded as follows:

(in millions)	2015	2014	2013
Premiums and fees	$226	$44	$1,054
Write-off of unamortized debt discounts and debt issuance costs	2	—	30
Total	$228	$44	$1,084

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 10. Capital Stock
At December 31, 2015, Altria Group, Inc. had 12 billion shares of authorized common stock; issued, repurchased and outstanding shares of common stock were as follows:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, December 31, 2012	2,805,961,317	(796,221,021)	2,009,740,296
Stock award activity	—	391,899	391,899
Repurchases of common stock	—	(16,652,913)	(16,652,913)
Balances, December 31, 2013	2,805,961,317	(812,482,035)	1,993,479,282
Stock award activity	—	447,840	447,840
Repurchases of common stock	—	(22,452,599)	(22,452,599)
Balances, December 31, 2014	2,805,961,317	(834,486,794)	1,971,474,523
Stock award activity	—	(732,623)	(732,623)
Repurchases of common stock	—	(10,682,419)	(10,682,419)
Balances, December 31, 2015	2,805,961,317	(845,901,836)	1,960,059,481
At December 31, 2015, 42,209,751 shares of common stock were reserved for stock-based awards under Altria Group, Inc.’s stock plans, and 10 million shares of serial preferred stock, $1.00 par value, were authorized. No shares of serial preferred stock have been issued.
▪Dividends: During the third quarter of 2015, the Board of Directors approved an 8.7% increase in the quarterly dividend rate to $0.565 per common share versus the previous rate of $0.52 per common share. The current annualized dividend rate is $2.26 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of the Board of Directors.
▪Share Repurchases: In October 2011, the Board of Directors authorized a $1.0 billion share repurchase program and expanded it to $1.5 billion in October 2012 (as expanded, the “October 2011 share repurchase program”). During the first quarter of 2013, Altria Group, Inc. completed the October 2011 share repurchase program, under which Altria Group, Inc.
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

In July 2014, the Board of Directors authorized a $1.0 billion share repurchase program (the “July 2014 share repurchase program”). During the third quarter of 2015, Altria Group, Inc. completed the July 2014 share repurchase program, under which Altria Group, Inc. repurchased a total of 20.4 million shares of its common stock at an average price of $48.90 per share.
In July 2015, the Board of Directors authorized a $1.0 billion share repurchase program (the “July 2015 share repurchase program”). During 2015, Altria Group, Inc. repurchased 0.6 million shares of its common stock (at an aggregate cost of approximately $35 million, and at an average price of $57.66 per share) under the July 2015 share repurchase program. At December 31, 2015, Altria Group, Inc. had approximately $965 million remaining in the July 2015 share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.
For the years ended December 31, 2015, 2014 and 2013, Altria Group, Inc.’s total share repurchase activity was as follows:

	2015	2014	2013
	(in millions, except per share data)
Total number of shares repurchased	10.7	22.5	16.7
Aggregate cost of shares repurchased	$554	$939	$600
Average price per share of shares repurchased	$51.83	$41.79	$36.05
Note 11. Stock Plans
In 2015, the Board of Directors adopted, and shareholders approved, the Altria Group, Inc. 2015 Performance Incentive Plan (the “2015 Plan”). The 2015 Plan succeeded the 2010 Performance Incentive Plan, under which no new awards were permitted after April 30, 2015. Under the 2015 Plan, Altria Group, Inc. may grant stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, and other stock-based awards, as well as cash-based annual and long-term incentive awards to employees of Altria Group, Inc. or any of its subsidiaries or affiliates. Up to 40 million shares of common stock may be issued under the 2015 Plan.
In addition, in 2015, the Board of Directors adopted, and shareholders approved, the 2015 Stock Compensation Plan for Non-Employee Directors (the “Directors Plan”). The Directors Plan succeeded the Stock Compensation Plan for Non-Employee Directors, as amended and restated effective January 29, 2014, under which no new awards were permitted after May 20, 2015. Under the Directors Plan, Altria Group, Inc. may grant up to one million shares of common stock to members of the Board of Directors who are not employees of Altria Group, Inc.
Shares available to be granted under the 2015 Plan and the Directors Plan at December 31, 2015, were 39,994,482 and 993,284, respectively.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

▪Restricted Stock and Restricted Stock Units: Altria Group, Inc. may grant shares of restricted stock and restricted stock units to employees of Altria Group, Inc. or any of its subsidiaries or affiliates. During the vesting period, these shares include nonforfeitable rights to dividends or dividend equivalents and may not be sold, assigned, pledged or otherwise encumbered. Such shares are subject to forfeiture if certain employment conditions are not met. Shares of restricted stock and restricted stock units generally vest three years after the grant date.
The fair value of the shares of restricted stock and restricted stock units at the date of grant is amortized to expense ratably over the restriction period, which is generally three years. Altria Group, Inc. recorded pre-tax compensation expense related to restricted stock and restricted stock units granted to employees for the years ended December 31, 2015, 2014 and 2013 of $51 million, $46 million and $49 million, respectively. The deferred tax benefit recorded related to this compensation expense was $20 million, $18 million and $19 million for the years ended December 31, 2015, 2014 and 2013, respectively. The unamortized compensation expense related to Altria Group, Inc. restricted stock and restricted stock units was $68 million at December 31, 2015 and is expected to be recognized over a weighted-average period of approximately two years.
Altria Group, Inc.’s restricted stock and restricted stock units activity was as follows for the year ended December 31, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2014	4,511,911	$32.83
Granted	1,195,088	54.54
Vested	(1,567,474)	28.61
Forfeited	(201,840)	37.53
Balance at December 31, 2015	3,937,685	40.86
The weighted-average grant date fair value of Altria Group, Inc. restricted stock and restricted stock units granted during the years ended December 31, 2015, 2014 and 2013 was $65 million, $53 million and $49 million, respectively, or $54.54, $36.75 and $33.76 per restricted share or restricted stock unit, respectively. The total fair value of Altria Group, Inc. restricted stock and restricted stock units that vested during the years ended December 31, 2015, 2014 and 2013 was $85 million, $86 million and $89 million, respectively.

Note 12. Earnings per Share
Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Net earnings attributable to Altria Group, Inc.	$5,241	$5,070	$4,535
Less: Distributed and undistributed earnings attributable to unvested restricted shares and restricted stock units	(10)	(12)	(12)
Earnings for basic and diluted EPS	$5,231	$5,058	$4,523
Weighted-average shares for basic and diluted EPS	1,961	1,978	1,999

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 13. Other Comprehensive Earnings/Losses
The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

(in millions)	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
Balances, December 31, 2012	$2	$(2,414)	$372		$(2,040)
Other comprehensive (losses) earnings before reclassifications	(2)	1,559	(740)		817
Deferred income taxes	—	(609)	259		(350)
Other comprehensive (losses) earnings before reclassifications, net of deferred income taxes	(2)	950	(481)		467

Amounts reclassified to net earnings	—	311	6		317
Deferred income taxes	—	(120)	(2)		(122)
Amounts reclassified to net earnings, net of deferred income taxes	—	191	4		195

Other comprehensive (losses) earnings, net of deferred income taxes	(2)	1,141	(477)	(1)	662
Balances, December 31, 2013	—	(1,273)	(105)		(1,378)
Other comprehensive losses before reclassifications	(2)	(1,411)	(881)		(2,294)
Deferred income taxes	—	550	308		858
Other comprehensive losses before reclassifications, net of deferred income taxes	(2)	(861)	(573)		(1,436)

Amounts reclassified to net earnings	—	154	59		213
Deferred income taxes	—	(60)	(21)		(81)
Amounts reclassified to net earnings, net of deferred income taxes	—	94	38		132

Other comprehensive losses, net of deferred income taxes	(2)	(767)	(535)	(1)	(1,304)
Balances, December 31, 2014	(2)	(2,040)	(640)		(2,682)
Other comprehensive losses before reclassifications	(4)	(223)	(983)		(1,210)
Deferred income taxes	1	86	344		431
Other comprehensive losses before reclassifications, net of deferred income taxes	(3)	(137)	(639)		(779)

Amounts reclassified to net earnings	—	272	21		293
Deferred income taxes	—	(105)	(7)		(112)
Amounts reclassified to net earnings, net of deferred income taxes	—	167	14		181

Other comprehensive (losses) earnings, net of deferred income taxes	(3)	30	(625)	(1)	(598)
Balances, December 31, 2015	$(5)	$(2,010)	$(1,265)		$(3,280)
(1) For the years ended December 31, 2015, 2014 and 2013, Altria Group, Inc.’s proportionate share of SABMiller’s other comprehensive losses consisted primarily of currency translation adjustments.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Benefit Plans: (1)
Net loss	$304	$187	$346
Prior service cost/credit	(32)	(33)	(35)
	272	154	311
SABMiller (2)	21	59	6
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$293	$213	$317
(1) Amounts are included in net defined benefit plan costs. For further details, see Note 16. Benefit Plans.
(2) Amounts are included in earnings from equity investment in SABMiller. For further information on Altria Group, Inc.’s equity investment in SABMiller, see Note 6. Investment in SABMiller.
Note 14. Income Taxes
Earnings before income taxes and provision for income taxes consisted of the following for the years ended December 31, 2015, 2014 and 2013:

(in millions)	2015	2014	2013
Earnings before income taxes:
United States	$8,078	$7,763	$6,929
Outside United States	—	11	13
Total	$8,078	$7,774	$6,942
Provision for income taxes:
Current:
Federal	$2,516	$2,350	$2,066
State and local	451	480	423
Outside United States	—	3	4
	2,967	2,833	2,493
Deferred:
Federal	(140)	(124)	(77)
State and local	8	(5)	(9)
	(132)	(129)	(86)
Total provision for income taxes	$2,835	$2,704	$2,407
Altria Group, Inc.’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2007 and forward, with years 2010 to 2013 currently under examination by the IRS as part of an audit conducted in the ordinary course of business. With the exception of corresponding federal audit adjustments, state statutes of limitations generally remain open for the year 2011 and forward. Certain of Altria Group, Inc.’s state tax returns are currently under examination by various states as part of routine audits conducted in the ordinary course of business.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 was as follows:

(in millions)	2015	2014	2013
Balance at beginning of year	$258	$227	$262
Additions based on tax positions related to the current year	15	15	15
Additions for tax positions of prior years	57	29	35
Reductions for tax positions due to lapse of statutes of limitations	(4)	(2)	(1)
Reductions for tax positions of prior years	(86)	—	—
Settlements	(82)	(11)	(84)
Balance at end of year	$158	$258	$227
     Unrecognized tax benefits and Altria Group, Inc.’s consolidated liability for tax contingencies at December 31, 2015 and 2014, were as follows:

(in millions)	2015	2014
Unrecognized tax benefits — Altria Group, Inc.	$158	$228
Unrecognized tax benefits — PMI	—	30
Unrecognized tax benefits	158	258
Accrued interest and penalties	14	57
Tax credits and other indirect benefits	(3)	(17)
Liability for tax contingencies	$169	$298

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2015 was $109 million, along with $49 million affecting deferred taxes. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2014 was $207 million, along with $51 million affecting deferred taxes. However, the impact on net earnings at December 31, 2014 would be $177 million, as a result of the tax-related net receivable from Altria Group, Inc.’s former subsidiary, Philip Morris International Inc. (“PMI”), of $30 million pursuant to the tax sharing agreements discussed below.
Under tax sharing agreements entered into in connection with the 2007 and 2008 spin-offs between Altria Group, Inc. and its former subsidiaries Kraft Foods Inc. (now known as Mondelēz International, Inc. (“Mondelēz”)) and PMI, respectively, Mondelēz and PMI are responsible for their respective pre-spin-off tax obligations. Altria Group, Inc., however, remains severally liable for Mondelēz’s and PMI’s pre-spin-off federal tax obligations pursuant to regulations governing federal consolidated income tax returns, and continued to include the pre-spin-off federal income tax reserves of Mondelēz and PMI in its liability for uncertain tax positions. As of December 31, 2015, there are no remaining pre-spin-off tax reserves for Mondelēz and PMI.
During 2015, 2014 and 2013, Altria Group, Inc. recorded net tax benefits of $41 million, $2 million and $22 million, respectively, for Mondelēz and PMI tax matters, primarily relating to the IRS audit of Altria Group, Inc. and its consolidated subsidiaries’ 2007-2009 tax years (“IRS 2007-2009 Audit”). These net tax benefits were offset by changes to Mondelēz and PMI tax-related receivables/payables, which were recorded as decreases to operating income on Altria Group, Inc.’s consolidated statements of earnings. Due to the respective offsets, the Mondelēz and PMI tax matters had no impact on Altria Group, Inc.’s net earnings for the years ended December 31, 2015, 2014 and 2013.
Altria Group, Inc. recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision. At December 31, 2015, Altria Group, Inc. had $14 million of accrued interest and penalties. At December 31, 2014, Altria Group, Inc. had $57 million of accrued interest and penalties, of which approximately $7 million related to PMI, for which PMI is responsible under its tax sharing agreement. The corresponding receivable from PMI was included in other assets on Altria Group, Inc.’s consolidated balance sheet at December 31, 2014.
For the years ended December 31, 2015, 2014 and 2013, Altria Group, Inc. recognized in its consolidated statements of earnings $(36) million, $14 million and $5 million, respectively, of gross interest (income) expense associated with uncertain tax positions.
Altria Group, Inc. is subject to income taxation in many jurisdictions. Uncertain tax positions reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within the control of Altria Group, Inc. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $6 million.
The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal tax benefit	3.7	4.0	3.8
Uncertain tax positions	(0.8)	0.5	0.7
SABMiller dividend benefit	(0.5)	(2.3)	(2.0)
Domestic manufacturing deduction	(2.0)	(2.4)	(2.7)
Other	(0.3)	—	(0.1)
Effective tax rate	35.1%	34.8%	34.7%
The tax provision in 2015 included net tax benefits of (i) $59 million from the reversal of tax reserves and associated interest due primarily to the closure in the third quarter of 2015 of the IRS 2007-2009 Audit; and (ii) $41 million for Mondelēz and PMI tax matters discussed above, partially offset by the reversal of foreign tax credits primarily associated with SABMiller dividends that were recorded during the third quarter of 2015 ($41 million) and fourth quarter of 2015 ($24 million). The tax provision in 2015 also included decreased recognition of foreign tax credits associated with SABMiller dividends.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 31, 2015 and 2014:

(in millions)	2015	2014
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$953	$1,054
Settlement charges	1,393	1,379
Accrued pension costs	512	410
Net operating losses and tax credit carryforwards	335	357
Total deferred income tax assets	3,193	3,200
Deferred income tax liabilities:
Property, plant and equipment	(441)	(468)
Intangible assets	(3,968)	(3,915)
Investment in SABMiller	(1,794)	(2,039)
Finance assets, net	(909)	(1,123)
Other	(116)	(190)
Total deferred income tax liabilities	(7,228)	(7,735)
Valuation allowances	(260)	(211)
Net deferred income tax liabilities	$(4,295)	$(4,746)
At December 31, 2015, Altria Group, Inc. had estimated gross state tax net operating losses of $610 million that, if unused, will expire in 2016 through 2035, state tax credit carryforwards of $57 million that, if unused, will expire in 2016 through 2017, and foreign tax credit carryforwards of $301 million that, if unused, will expire in 2020 through 2025. Realization of these benefits is dependent upon various factors such as generating sufficient taxable income in the applicable states and receiving sufficient amounts of lower-taxed foreign dividends from SABMiller. A valuation allowance of $260 million has been established for those benefits that more-likely-than-not will not be realized.
Note 15. Segment Reporting
The products of Altria Group, Inc.’s subsidiaries include smokeable tobacco products comprised of cigarettes manufactured and sold by PM USA and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; smokeless tobacco products, substantially all of which are manufactured and sold by USSTC; and wine produced and/or distributed by Ste. Michelle. The products and services of these subsidiaries constitute Altria Group, Inc.’s reportable segments of smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in all other.
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
Segment data were as follows:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Net revenues:
Smokeable products	$22,792	$21,939	$21,868
Smokeless products	1,879	1,809	1,778
Wine	692	643	609
All other	71	131	211
Net revenues	$25,434	$24,522	$24,466
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$7,569	$6,873	$7,063
Smokeless products	1,108	1,061	1,023
Wine	152	134	118
All other	(169)	(185)	157
Amortization of intangibles	(21)	(20)	(20)
General corporate expenses	(237)	(241)	(235)
Changes to Mondelēz and PMI tax-related receivables/payables	(41)	(2)	(22)
Operating income	8,361	7,620	8,084
Interest and other debt expense, net	(817)	(808)	(1,049)
Loss on early extinguishment of debt	(228)	(44)	(1,084)
Earnings from equity investment in SABMiller	757	1,006	991
Other income, net	5	—	—
Earnings before income taxes	$8,078	$7,774	$6,942
The smokeable products segment included net revenues of $22,193 million, $21,363 million and $21,308 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to cigarettes and net revenues of $599 million, $576 million and $560 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to cigars.
PM USA, USSTC and Middleton’s largest customer, McLane Company, Inc., accounted for approximately 26% of Altria Group, Inc.’s consolidated net revenues for the year ended December 31, 2015 and 27% for each of the years ended December 31, 2014 and 2013. In addition, Core-Mark Holding Company, Inc. accounted for approximately 10% of Altria Group, Inc.’s consolidated net revenues for the year ended December 31,

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

2015. Substantially all of these net revenues were reported in the smokeable products and smokeless products segments. Sales to three distributors accounted for approximately 66%, 67% and 66% of net revenues for the wine segment for the years ended December 31, 2015, 2014 and 2013, respectively.
Details of Altria Group, Inc.’s depreciation expense and capital expenditures were as follows:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Depreciation expense:
Smokeable products	$117	$112	$113
Smokeless products	27	22	25
Wine	32	30	30
General corporate and other	28	24	24
Total depreciation expense	$204	$188	$192
Capital expenditures:
Smokeable products	$56	$49	$39
Smokeless products	113	40	32
Wine	42	46	42
General corporate and other	18	28	18
Total capital expenditures	$229	$163	$131
The comparability of operating companies income for the reportable segments was affected by the following:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: For the years ended December 31, 2015, 2014 and 2013, pre-tax income for NPM adjustment items was recorded in Altria Group, Inc.’s consolidated statements of earnings as follows:

(in millions)	2015	2014	2013
Smokeable products segment	$97	$43	$664
Interest and other debt expense, net	(13)	47	—
Total	$84	$90	$664
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
▪Tobacco and Health Litigation Items: For the years ended December 31, 2015, 2014 and 2013, pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s consolidated statements of earnings as follows:

(in millions)	2015	2014	2013
Smokeable products segment	$127	$27	$18
General corporate	—	15	—
Interest and other debt expense, net	23	2	4
Total	$150	$44	$22
During 2015, PM USA recorded pre-tax charges in marketing, administration and research costs related to tobacco and health judgments in seven state Engle progeny lawsuits and Schwarz of $59 million and $25 million, respectively, as well as $14 million and $9 million, respectively, in interest costs related to these cases. Additionally in 2015, PM USA and certain other cigarette manufacturers reached an agreement to resolve approximately 415 pending federal Engle progeny cases. As a result of the agreement, PM USA recorded a pre-tax provision of approximately $43 million in marketing, administration and research costs. For further discussion, see Smoking and Health Litigation in Note 18. Contingencies.
During 2014, Altria Group, Inc. and PM USA recorded an aggregate pre-tax charge of $31 million in marketing, administration and research costs for the estimated costs of implementing the corrective communications remedy in connection with the federal government’s lawsuit against Altria Group, Inc. and PM USA. For further discussion, see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit in Note 18. Contingencies.
▪Asset Impairment and Exit Costs: During 2014, PM USA sold its Cabarrus, North Carolina manufacturing facility for approximately $66 million in connection with the previously completed manufacturing optimization program associated with PM USA’s closure of the manufacturing facility in 2009. As a result, during 2014, PM USA recorded a pre-tax gain of $10 million.
Note 16. Benefit Plans
Subsidiaries of Altria Group, Inc. sponsor noncontributory defined benefit pension plans covering the majority of all employees of Altria Group, Inc. However, employees hired on or after a date specific to their employee group are not eligible to participate in these noncontributory defined benefit pension plans but are instead eligible to participate in a defined contribution plan with enhanced benefits. This transition for new hires occurred from October 1, 2006 to January 1, 2008. In addition, effective January 1, 2010, certain employees of UST and Middleton who were participants in noncontributory defined benefit pension plans ceased to earn additional benefit service under those plans and became eligible to participate in a defined contribution plan with enhanced benefits. Altria Group, Inc. and its subsidiaries also provide postretirement health care and other benefits to the majority of retired employees.
The plan assets and benefit obligations of Altria Group, Inc.’s pension plans and the benefit obligations of Altria Group, Inc.’s postretirement plans are measured at December 31 of each year. Altria Group, Inc.’s postretirement plans are not funded.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The discount rates for Altria Group, Inc.’s plans were based on a yield curve developed from a model portfolio of high-quality corporate bonds with durations that match the expected future cash flows of the pension and postretirement benefit obligations.
At December 31, 2015, Altria Group, Inc. changed the approach used to estimate the service and interest cost components of net periodic benefit costs for Altria Group, Inc.’s pension and postretirement plans. In 2015 and prior years, Altria Group, Inc. estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the pension and postretirement plans benefit obligations. Beginning in 2016, Altria Group, Inc. will use a spot rate approach in the estimation of these components of net periodic benefit costs by applying the specific spot rates along the yield curve to the relevant projected cash flows, as Altria Group, Inc. believes that this approach provides a more precise estimate of service and interest costs. Altria Group, Inc. is accounting for this change prospectively as a change in accounting estimate. This change will not affect the measurement of Altria Group, Inc.’s pension and postretirement benefit obligations as the change in the service and interest costs will be offset by a corresponding change in actuarial gains/losses.

▪	Obligations and Funded Status: The benefit obligations, plan assets and funded status of Altria Group, Inc.’s pension and postretirement plans at December 31, 2015 and 2014 were as follows:

	Pension		Postretirement
(in millions)	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$8,330	$7,137	$2,613	$2,317
Service cost	86	68	18	15
Interest cost	337	345	100	107
Benefits paid	(431)	(410)	(141)	(132)
Actuarial losses (gains)	(317)	1,190	(192)	306
Other	6	—	(6)	—
Benefit obligation at end of year	8,011	8,330	2,392	2,613
Change in plan assets:
Fair value of plan assets at beginning of year	7,297	7,077	—	—
Actual return on plan assets	(188)	615	—	—
Employer contributions	28	15	—	—
Benefits paid	(431)	(410)	—	—
Fair value of plan assets at end of year	6,706	7,297	—	—
Funded status at December 31	$(1,305)	$(1,033)	$(2,392)	$(2,613)
Amounts recognized in Altria Group, Inc.’s consolidated balance sheets were as follows:
Other accrued liabilities	$(28)	$(21)	$(147)	$(152)
Accrued pension costs	(1,277)	(1,012)	—	—
Accrued postretirement health care costs	—	—	(2,245)	(2,461)
	$(1,305)	$(1,033)	$(2,392)	$(2,613)
The table above presents the projected benefit obligation for Altria Group, Inc.’s pension plans. The accumulated benefit obligation, which represents benefits earned to date, for the pension plans was $7.7 billion and $7.9 billion at December 31, 2015 and 2014, respectively.
At December 31, 2015 and 2014, the accumulated benefit obligations were in excess of plan assets for all pension plans.
The Patient Protection and Affordable Care Act (“PPACA”), as amended by the Health Care and Education Reconciliation Act of 2010, was signed into law in March 2010. The PPACA mandates health care reforms with staggered effective dates from 2010 to 2020, including the imposition of an excise tax on high cost health care plans effective in 2020. The additional accumulated postretirement liability resulting from the PPACA, which is not material to Altria Group, Inc., has been included in Altria Group, Inc.’s accumulated postretirement benefit obligation at December 31, 2015 and 2014. Given the complexity of the PPACA and the extended time period during which implementation is expected to occur, future adjustments to Altria Group, Inc.’s accumulated postretirement benefit obligation may be necessary.
The following assumptions were used to determine Altria Group, Inc.’s pension benefit obligations at December 31:

	2015	2014
Discount rate	4.4%	4.1%
Rate of compensation increase	4.0	4.0

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The following assumptions were used to determine Altria Group, Inc.’s postretirement benefit obligations at December 31:

	2015	2014
Discount rate	4.4%	4.0%
Health care cost trend rate assumed for next year	6.5	7.0
Ultimate trend rate	5.0	5.0
Year that the rate reaches the ultimate trend rate	2019	2019

▪	Components of Net Periodic Benefit Cost: Net periodic benefit cost consisted of the following for the years ended December 31, 2015, 2014 and 2013:

	Pension			Postretirement
(in millions)	2015	2014	2013	2015	2014	2013
Service cost	$86	$68	$86	$18	$15	$18
Interest cost	337	345	314	100	107	99
Expected return on plan assets	(539)	(518)	(493)	—	—	—
Amortization:
Net loss	234	147	271	43	22	51
Prior service cost (credit)	7	10	10	(39)	(43)	(45)
Termination and settlement	8	—	7	—	—	—
Net periodic benefit cost	$133	$52	$195	$122	$101	$123
The amounts included in termination and settlement in the table above were comprised of the following changes:

(in millions)	2015	2013
Benefit obligation	$—	$1
Other comprehensive earnings/losses:
Net loss	8	6
	$8	$7
At December 31, 2014, Altria Group, Inc. updated its mortality assumptions to reflect longer life expectancy for its pension plan and postretirement plan participants,

resulting in an increase of approximately $60 million and $10 million to its 2015 pre-tax pension and postretirement net periodic benefit cost, respectively.
The estimated net loss and prior service cost (credit) that are expected to be amortized from accumulated other comprehensive losses into net periodic benefit cost during 2016 is as follows:

(in millions)	Pension	Postretirement
Net loss	$183	$30
Prior service cost (credit)	5	(40)

The following assumptions were used to determine Altria Group, Inc.’s net periodic benefit cost for the years ended December 31:

	Pension			Postretirement
	2015	2014	2013	2015	2014	2013
Discount rate	4.1%	4.9%	4.0%	4.0%	4.8%	3.9%
Expected rate of return on plan assets	8.0	8.0	8.0	—	—	—
Rate of compensation increase	4.0	4.0	4.0	—	—	—
Health care cost trend rate	—	—	—	7.0	7.0	7.5
Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have had the following effects as of December 31, 2015:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of postretirement service and interest cost	6.8%	(5.8)%
Effect on postretirement benefit obligation	7.5%	(6.1)%

▪Defined Contribution Plans: Altria Group, Inc. sponsors deferred profit-sharing plans covering certain salaried, non-union and union employees. Contributions and costs are determined generally as a percentage of earnings, as defined by the plans. Amounts charged to expense for these defined contribution plans totaled $85 million, $82 million and $80 million in 2015, 2014 and 2013, respectively.
▪Pension Plan Assets: Altria Group, Inc.’s pension plans investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Altria Group, Inc. believes that it implements the investment strategy in a prudent and risk-controlled manner, consistent with

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

the fiduciary requirements of the Employee Retirement Income Security Act of 1974, by investing retirement plan assets in a well-diversified mix of equities, fixed income and other securities that reflects the impact of the demographic mix of plan participants on the benefit obligation using a target asset allocation between equity securities and fixed income investments of 55%/45%. The composition of Altria Group, Inc.’s plan assets at December 31, 2015 was broadly characterized as an allocation between equity securities (56%), corporate bonds (32%), U.S. Treasury and foreign government securities (8%) and all other types of investments (4%). Virtually all pension assets can be used to make monthly benefit payments.
Altria Group, Inc.’s pension plans investment objective is accomplished by investing in U.S. and international equity index strategies that are intended to mirror indices such as the Standard & Poor’s 500 Index, Russell Small Cap Completeness Index, Research Affiliates Fundamental Index (“RAFI”) Low Volatility U.S. Index, and Morgan Stanley Capital International (“MSCI”) Europe, Australasia, and the Far East (“EAFE”) Index. Altria Group, Inc.’s pension plans also invest in actively managed international equity securities of large, mid and small cap companies located in developed and emerging markets, as well as long duration fixed income securities that primarily include corporate bonds of companies from diversified industries. The allocation to below investment grade securities represented 18% of the fixed income holdings or 8% of total plan assets at December 31, 2015. The allocation to emerging markets represented 4% of the equity holdings or 2% of total plan assets at December 31, 2015. The allocation to real estate and private equity investments was immaterial at December 31, 2015.
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

The fair values of Altria Group, Inc.’s pension plan assets by asset category at December 31, 2015 and 2014 were as follows:

	2015				2014
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common/collective trusts:
U.S. large cap	$—	$1,762	$—	$1,762	$—	$1,870	$—	$1,870
U.S. small cap	—	360	—	360	—	442	—	442
International developed markets	—	78	—	78	—	79	—	79
U.S. and foreign government securities or their agencies:
U.S. government and agencies	—	331	—	331	—	296	—	296
U.S. municipal bonds	—	102	—	102	—	124	—	124
Foreign government and agencies	—	252	—	252	—	281	—	281
Corporate debt instruments:
Above investment grade	—	1,660	—	1,660	—	1,765	—	1,765
Below investment grade and no rating	—	502	—	502	—	527	—	527
Common stock:
International equities	907	—	2	909	1,000	—	1	1,001
U.S. equities	605	—	—	605	556	—	—	556
Registered investment companies	58	—	—	58	63	113	—	176
Other, net	16	58	13	87	74	91	15	180
Total investments at fair value, net	$1,586	$5,105	$15	$6,706	$1,693	$5,588	$16	$7,297
Level 3 holdings and transactions were immaterial to total plan assets at December 31, 2015 and 2014.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The underlying assets are valued based on the net asset value (“NAV”), which is provided by the investment account manager as a practical expedient to estimate fair value.

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

valued based on exchange listed prices and are classified in Level 1. Registered investment company funds that are designed specifically to meet Altria Group, Inc.’s pension plans investment strategies, but are not traded on an active market, are valued based on the NAV of the underlying securities and are classified in Level 2. The NAV is provided by the investment account manager as a practical expedient to estimate fair value.
▪Cash Flows: Altria Group, Inc. makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under IRS regulations. Currently, Altria Group, Inc. anticipates making employer contributions to its pension plans of approximately $30 million to $75 million in 2016 based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Estimated future benefit payments at December 31, 2015 were as follows:

(in millions)	Pension	Postretirement
2016	$436	$147
2017	440	149
2018	442	149
2019	437	148
2020	446	144
2021-2025	2,348	686
Comprehensive Earnings/Losses
The amounts recorded in accumulated other comprehensive losses at December 31, 2015 consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net loss	$(2,805)	$(588)	$(108)	$(3,501)
Prior service (cost) credit	(22)	231	—	209
Deferred income taxes	1,101	141	40	1,282
Amounts recorded in accumulated other comprehensive losses	$(1,726)	$(216)	$(68)	$(2,010)
The amounts recorded in accumulated other comprehensive losses at December 31, 2014 consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net loss	$(2,637)	$(823)	$(122)	$(3,582)
Prior service (cost) credit	(23)	264	—	241
Deferred income taxes	1,037	218	46	1,301
Amounts recorded in accumulated other comprehensive losses	$(1,623)	$(341)	$(76)	$(2,040)

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The movements in other comprehensive earnings/losses during the year ended December 31, 2015 were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost:
Amortization:
Net loss	$234	$43	$19	$296
Prior service cost/credit	7	(39)	—	(32)
Other expense:
Net loss	8	—	—	8
Deferred income taxes	(96)	(2)	(7)	(105)
	153	2	12	167
Other movements during the year:
Net loss	(410)	192	(5)	(223)
Prior service cost/credit	(6)	6	—	—
Deferred income taxes	160	(75)	1	86
	(256)	123	(4)	(137)
Total movements in other comprehensive earnings/losses	$(103)	$125	$8	$30
The movements in other comprehensive earnings/losses during the year ended December 31, 2014 were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost:
Amortization:
Net loss	$147	$22	$18	$187
Prior service cost/credit	10	(43)	—	(33)
Deferred income taxes	(61)	8	(7)	(60)
	96	(13)	11	94
Other movements during the year:
Net loss	(1,093)	(306)	(12)	(1,411)
Deferred income taxes	425	120	5	550
	(668)	(186)	(7)	(861)
Total movements in other comprehensive earnings/losses	$(572)	$(199)	$4	$(767)
The movements in other comprehensive earnings/losses during the year ended December 31, 2013 were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost:
Amortization:
Net loss	$271	$51	$18	$340
Prior service cost/credit	10	(45)	—	(35)
Other expense:
Net loss	6	—	—	6
Deferred income taxes	(111)	(2)	(7)	(120)
	176	4	11	191
Other movements during the year:
Net loss	1,218	327	23	1,568
Prior service cost/credit	(7)	(2)	—	(9)
Deferred income taxes	(470)	(129)	(10)	(609)
	741	196	13	950
Total movements in other comprehensive earnings/losses	$917	$200	$24	$1,141

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 17. Additional Information

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Research and development expense	$186	$167	$153
Advertising expense	$25	$30	$7
Interest and other debt expense, net:
Interest expense	$808	$857	$1,053
Interest income	(4)	(2)	(4)
Interest related to NPM Adjustment Items	13	(47)	—
	$817	$808	$1,049
Rent expense	$48	$52	$49
     Minimum rental commitments and sublease income under non-cancelable operating leases in effect at December 31, 2015 were as follows:

(in millions)	Rental Commitments	Sublease Income
2016	$58	$6
2017	52	5
2018	45	5
2019	32	5
2020	28	5
Thereafter	94	23
	$309	$49
The activity in the allowance for discounts and allowance for returned goods for the years ended December 31, 2015, 2014 and 2013 was as follows:

(in millions)	2015		2014		2013
	Discounts	Returned Goods	Discounts	Returned Goods	Discounts	Returned Goods
Balance at beginning of year	$—	$46	$—	$41	$—	$42
Charged to costs and expenses	618	217	599	179	610	150
Deductions (1)	(618)	(195)	(599)	(174)	(610)	(151)
Balance at end of year	$—	$68	$—	$46	$—	$41
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of December 31, 2015, 2014 and 2013:

	2015	2014	2013
Individual Smoking and Health Cases (1)	65	67	67
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	5	5	6
Health Care Cost Recovery Actions (3)	1	1	1
“Lights/Ultra Lights” Class Actions	11	12	15
(1) Does not include 2,499 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. Also, does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (discussed below in Smoking and Health Litigation - Engle Class Action).
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
(3) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
▪International Tobacco-Related Cases: As of January 26, 2016, PM USA is a named defendant in ten health care cost recovery actions in Canada, eight of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.
▪Tobacco-Related Cases Set for Trial: As of January 26, 2016, five Engle progeny cases, no individual smoking and health case and one “Lights/Ultra Lights” class action against PM USA are set for trial through March 31, 2016. One medical monitoring class action against PM USA is currently in trial. Cases against other companies in the tobacco industry are also scheduled for trial during this period. Trial dates are subject to change.
▪Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 57 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 38 of the 57 cases. These 38 cases were tried in Alaska (1), California (7), Florida (10), Louisiana (1), Massachusetts (1), Mississippi (1), Missouri (3), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2). A motion for a new trial was granted in one of the cases in Florida and in the case in Alaska. In the Alaska case (Hunter), the trial court withdrew its order for a new trial upon PM USA’s motion for reconsideration. On December 18, 2015, the Alaska Supreme Court reversed the trial court decision and remanded the case with directions for the trial court to reassess whether to grant a new trial. See Types and Number of Cases above for a discussion of the trial results in In re: Tobacco Litigation (West Virginia consolidated cases).
Of the 19 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 15 have reached final resolution. A verdict against defendants in one health care cost recovery case (Blue Cross/Blue Shield) was reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006, but plaintiffs sought to reinstate the verdict, which an intermediate appellate court ordered in April 2014. On November 4, 2015, the Illinois Supreme Court vacated the Fifth Judicial District’s decision, finding that the plaintiffs filed the wrong motion in the wrong court. On November 18, 2015, the plaintiffs filed a new motion with the Illinois Supreme Court seeking to recall its original mandate, which the court denied on January 11, 2016. See “Lights/Ultra Lights” Cases - The Price Case below for a discussion of developments in Price.
As of January 26, 2016, 92 state and federal Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision as follows: 51 verdicts were returned in favor of plaintiffs; 39 verdicts were returned in favor of PM USA; and two verdicts that were initially returned in favor of plaintiffs were reversed on appeal and remain pending. See Smoking and Health Litigation - Engle Progeny Trial Court Results below for a discussion of these verdicts.

▪Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation): After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments (and related costs and fees) totaling approximately $323 million and interest totaling approximately $144 million as of December 31, 2015. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $22 million, interest totaling approximately $3 million and payment of approximately $43 million in connection with the Federal Engle Agreement, discussed below.
The changes in Altria Group, Inc.’s accrued liability for tobacco and health litigation items, including related interest costs, for the years ended December 31, 2015, 2014 and 2013 were as follows:

(in millions)	2015	2014	2013
Accrued liability for tobacco and health litigation items at beginning of year	$39	$3	$—
Pre-tax charges for:
Tobacco and health judgments	84	11	18
Related interest costs	23	2	4
Agreement to resolve federal Engle progeny cases	43	—	—
Implementation of corrective communications remedy pursuant to the federal government’s lawsuit	—	31	—
Payments	(57)	(8)	(19)
Accrued liability for tobacco and health litigation items at end of year	$132	$39	$3
The accrued liability for tobacco and health litigation items, including related interest costs, was included in liabilities on Altria Group, Inc.’s consolidated balance sheets. Pre-tax charges for tobacco and health judgments, the agreement to resolve federal Engle progeny cases (discussed below under “Agreement to Resolve Federal Engle Progeny Cases”) and corrective communications were included in marketing, administration and research costs on Altria Group, Inc.’s consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net on Altria Group, Inc.’s consolidated statements of earnings.
▪Security for Judgments: To obtain stays of judgments pending current appeals, as of December 31, 2015, PM USA has posted various forms of security totaling approximately $77 million, the majority of which has been collateralized with cash deposits that are included in other assets on the consolidated balance sheet.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
▪Non-Engle Progeny Litigation: Summarized below are the non-Engle progeny smoking and health cases pending during 2015 in which verdicts were returned in favor of plaintiffs and against PM USA. Charts listing the verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.
Bullock: On December 10, 2015, a jury in the U.S. District Court for the Central District of California returned a verdict in favor of plaintiff, awarding $900,000 in compensatory damages. On January 8, 2016, the plaintiff moved for a new trial.
Schwarz: In March 2002, an Oregon jury awarded $168,500 in compensatory damages and $150 million in punitive damages against PM USA. In May 2002, the trial court reduced the punitive damages award to $100 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2010, the Oregon Supreme Court affirmed the court of appeals’ decision and remanded the case to the trial court for a new trial limited to the question of punitive damages. In December 2010, the Oregon Supreme Court reaffirmed its earlier ruling and awarded PM USA approximately $500,000 in costs. Trial on the amount of punitive damages began in January 2012. In February 2012, the jury awarded plaintiff $25 million in punitive damages. In July 2015, the Oregon Court of Appeals affirmed the judgment in favor of plaintiff and in September 2015, PM USA filed a petition for review with the Oregon Supreme Court, which the court denied on November 12, 2015. In the fourth quarter of 2015, PM USA recorded a provision on its consolidated balance sheet of approximately $34 million for the judgment plus interest and associated costs.
▪Federal Government’s Lawsuit: See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below for a discussion of the verdict and post-trial developments in the United States of America health care cost recovery case.

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
▪Engle Progeny Cases: The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s Engle decision, expired in January 2008. As of January 26, 2016, approximately 3,040 state court cases were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 4,000 state court plaintiffs.  While the Federal Engle Agreement (discussed below) resolved nearly all Engle progeny cases pending in federal court, as of January 26, 2016, 23 cases were pending against PM USA in federal court representing the cases excluded from that agreement. Because of a number of factors, including, but not limited to, docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates.
▪Agreement to Resolve Federal Engle Progeny Cases: In February 2015, PM USA, R.J. Reynolds Tobacco Company (“R.J.

Reynolds”) and Lorillard Tobacco Company (“Lorillard”) reached a tentative agreement to resolve approximately 415 pending federal Engle progeny cases (the “Federal Engle Agreement”). Under the terms of the Federal Engle Agreement, PM USA paid into escrow approximately $43 million in March 2015. PM USA recorded a pre-tax provision of approximately $43 million in the first quarter of 2015. Federal cases that were in trial as of February 25, 2015 and those that have previously reached final verdict were not included in the Federal Engle Agreement. The Federal Engle Agreement was conditioned on approval by all federal court plaintiffs in the cases resolved by the Federal Engle Agreement or as the parties otherwise agree. The parties satisfied all conditions and, in December 2015, the cases subject to the Federal Engle Agreement were dismissed, thereby entitling plaintiffs to the $43 million escrow amount.
▪Engle Progeny Trial Results: As of January 26, 2016, 92 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Fifty-one verdicts were returned in favor of plaintiffs and two verdicts (Graham and Skolnick) that were initially returned in favor of plaintiffs were reversed on appeal and remain pending.
Thirty-nine verdicts were returned in favor of PM USA, of which 30 were state cases (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Russo (formerly Frazier), C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious, Szymanski, Hancock, D. Cohen, LaMotte, J. Campbell, Dombey, Haldeman, Blasco, Gonzalez, Banks, Surico, Baum, Bishop, Vila, McMannis, Collar, Suarez and Shulman) and 9 were federal cases (Gollihue, McCray, Denton, Wilder, Jacobson, Reider, Davis, Starbuck and Sowers). In addition, there have been a number of mistrials, only some of which have resulted in new trials as of January 26, 2016. The juries in the Reider and Banks cases returned zero damages verdicts in favor of PM USA. The juries in the Weingart and Hancock cases returned verdicts against PM USA awarding no damages, but the trial court in each case granted an additur. In the Russo case (formerly Frazier), however, the Florida Third District Court of Appeal reversed the judgment in defendants’ favor in April 2012 and remanded the case for a new trial. In April 2015, the Florida Supreme Court affirmed the reversal, rejecting defendants’ argument that the statute of repose applies to fraud and conspiracy claims in Engle progeny cases. In the trial court, the case was retried and, in April 2015, the jury returned a verdict in favor of defendants.
The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs (including Hancock, where the verdict originally was returned in favor of PM USA). The first chart lists such cases that are pending as of January 26, 2016; the second chart lists such cases that were pending within the previous 12 months, but that are now concluded.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Currently-Pending Cases
_________________________________________________________________________________________________________________________________________
Plaintiff: Ledoux
Date:     December 2015

Verdict:
A Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $10 million in compensatory damages and allocating 47% of the fault to PM USA. The jury also awarded plaintiff $12.5 million in punitive damages against each defendant.

Post-Trial Developments:
On January 4, 2016, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial. On January 6, 2016, the trial court entered final judgment against PM USA and R.J. Reynolds without any deduction for plaintiff’s comparative fault.
_________________________________________________________________________________________________________________________________________
Plaintiff: Barbose
Date:     November 2015

Verdict:
A Pasco County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $10 million in compensatory damages and allocating 42.5% of the fault to PM USA. The jury also awarded plaintiff $500,000 in punitive damages against each defendant.

Post-Trial Developments:
On November 23, 2015, the court entered final judgment in favor of plaintiff without any deduction for plaintiff’s comparative fault. On December 2, 2015, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial, which the court denied on January 21, 2016.
_________________________________________________________________________________________________________________________________________
Plaintiff: Tognoli
Date:     November 2015

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA awarding $1.05 million in compensatory damages and allocating 15% of the fault to PM USA (an amount of $157,500).

Post-Trial Developments:
On December 3, 2015, PM USA filed a motion to set aside the verdict and for judgment in accordance with its motion for directed verdict. On January 14, 2016, the trial court entered final judgment against PM USA with a deduction for plaintiff’s comparative fault. On January 15, 2016, plaintiff filed an appeal to the Florida Fourth District Court of Appeal. On January 19, 2016, the trial court denied PM USA’s post-trial motions and, on January 25, 2016, PM USA cross-appealed.
_________________________________________________________________________________________________________________________________________
Plaintiff: Danielson
Date:     November 2015

Verdict:
An Escambia County jury returned a verdict in favor of plaintiff and against PM USA awarding $325,000 in compensatory damages and allocating 49% of the fault to PM USA. The jury also awarded plaintiff $325,000 in punitive damages.

Post-Trial Developments:
On November 17, 2015, plaintiff filed a motion to enforce the parties’ pretrial stipulation of $2.3 million in economic damages. The plaintiff also filed a motion for an additur or, in the alternative, for a new trial. On November 19, 2015, PM USA filed post-trial motions, including a motion concerning the proper form of judgment and for a new trial. On December 31, 2015, the trial court granted plaintiff’s motion for a new trial on damages and denied PM USA’s post-trial motions. On January 13, 2016, PM USA filed a notice of appeal to the Florida First District Court of Appeal.
_________________________________________________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Plaintiff: Marchese
Date:     October 2015

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $1 million in compensatory damages and allocating 22.5% of the fault to PM USA. The jury also awarded plaintiff $250,000 in punitive damages against each defendant.

Post-Trial Developments:
In October 2015, defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. On November 5, 2015, the court entered final judgment in favor of plaintiff. The post-trial motions remain pending.
_________________________________________________________________________________________________________________________________________
Plaintiff: Duignan
Date:     September 2015

Verdict:
A Pinellas County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $6 million in compensatory damages and allocating 37% of the fault to PM USA. The jury also awarded plaintiff $3.5 million in punitive damages against PM USA.

Post-Trial Developments:
In September 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault, and PM USA filed various post-trial motions, including motions to set aside the verdict and for a new trial, which the court denied in October 2015. On November 12, 2015, PM USA and R.J. Reynolds filed a notice of appeal to the Florida Second District Court of Appeal and, on November 16, 2015, PM USA posted a bond in the amount of approximately $2.7 million.
_________________________________________________________________________________________________________________________________________
Plaintiff: Cooper
Date:     September 2015

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $4.5 million in compensatory damages and allocating 10% of the fault to PM USA (an amount of $450,000).

Post-Trial Developments:
In September 2015, defendants filed various post-trial motions, including motions to set aside the verdict and for a directed verdict. On January 4, 2016, the trial court denied PM USA’s post-trial motions.
_________________________________________________________________________________________________________________________________________
Plaintiff: Jordan
Date:     August 2015

Verdict:
A Duval County jury returned a verdict in favor of plaintiff and against PM USA awarding approximately $7.8 million in compensatory damages and allocating 60% of the fault to PM USA. The jury also awarded approximately $3.2 million in punitive damages.

Post-Trial Developments:
In August 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault, but reduced the compensatory damages to approximately $6.4 million. PM USA filed various post-trial motions, including motions to set aside the verdict and for a new trial, which the court denied on December 3, 2015. On December 28, 2015, PM USA filed a notice of appeal to the Florida First District Court of Appeal.
_________________________________________________________________________________________________________________________________________
Plaintiff: Merino
Date:     July 2015

Verdict:
A Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA awarding $8 million in compensatory damages and allocating 70% of the fault to PM USA. The jury also awarded $6.5 million in punitive damages.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Post-Trial Developments:
In August 2015, the trial court denied all post-trial motions, including motions to set aside the verdict and for a new trial, and entered final judgment without any deduction for plaintiff’s comparative fault. In September 2015, PM USA filed a notice of appeal to the Florida Third District Court of Appeal and posted a bond in the amount of $5 million.
_________________________________________________________________________________________________________________________________________
Plaintiff: McCoy
Date:     July 2015

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds and Lorillard awarding $1.5 million in compensatory damages and allocating 20% of the fault to PM USA (an amount of $300,000). The jury also awarded $3 million in punitive damages against each defendant.

Post-Trial Developments:
In July 2015, defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. In August 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. On January 4, 2016, the trial court denied defendants’ post-trial motions and amended the final judgment to apply the comparative fault deduction. On January 20, 2016, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal. On January 22, 2016, PM USA posted a bond in the amount of approximately $1.65 million.
_________________________________________________________________________________________________________________________________________
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

Post-Trial Developments:
In May 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault, and PM USA posted a bond in the amount of $5 million. Additionally, PM USA filed post-trial motions, including motions to set aside the verdict and for a new trial, as well as filed a notice of appeal to the Florida First District Court of Appeal. In August 2015, the trial court denied the last of PM USA’s post-trial motions and plaintiff cross-appealed.
_________________________________________________________________________________________________________________________________________
Plaintiff: Gore
Date:     March 2015

Verdict:
An Indian River County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $2 million in compensatory damages and allocating 23% of the fault to PM USA (an amount of $460,000).

Post-Trial Developments:
In April 2015, defendants filed post-trial motions, including motions to set aside the verdict and for a new trial. In September 2015, the trial court entered final judgment with a deduction for plaintiff’s comparative fault. In October 2015, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and PM USA subsequently posted a bond in the amount of $460,000.
_________________________________________________________________________________________________________________________________________
Plaintiff: Pollari
Date:     March 2015

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $10 million in compensatory damages and allocating 42.5% of the fault to PM USA (an amount of $4.25 million). The jury also awarded $1.5 million in punitive damages against each defendant.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Post-Trial Developments:
In April 2015, defendants filed post-trial motions, including motions to set aside the verdict and for a new trial, and the trial court entered final judgment without any deduction for plaintiff’s comparative fault. On January 4, 2016, the trial court denied defendants’ post-trial motions and amended the final judgment to apply the comparative fault deduction. On January 27, 2016, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal.
_________________________________________________________________________________________________________________________________________
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
_________________________________________________________________________________________________________________________________________
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
_________________________________________________________________________________________________________________________________________
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
_________________________________________________________________________________________________________________________________________
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

Post-Trial Developments:
In February 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. In March 2015, PM

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

USA filed various post-trial motions, including motions to alter or amend the judgment and for a new trial or, in the alternative, remittitur of the damages awards, all of which the court denied. In July 2015, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In August 2015, the Court of Appeals granted PM USA’s motion to stay the appeal pending disposition of Graham.
_________________________________________________________________________________________________________________________________________
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

Post-Trial Developments:
In December 2014, defendants filed various post-trial motions, including motions to set aside the verdict and motions for a new trial, which the court denied in July 2015. In August 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. Defendants filed a notice of appeal to the Florida First District Court of Appeal in September 2015 and PM USA posted a bond in the amount of approximately $2.5 million.
_________________________________________________________________________________________________________________________________________
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
_________________________________________________________________________________________________________________________________________
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
_________________________________________________________________________________________________________________________________________
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
_________________________________________________________________________________________________________________________________________
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
_________________________________________________________________________________________________________________________________________
Plaintiff: Berger
Date:     September 2014

Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict against PM USA awarding plaintiff $6.25 million in compensatory damages and allocating 60% of the fault to PM USA. The jury also awarded $20.76 million in punitive damages.

Post-Trial Developments:
The trial court entered final judgment in September 2014 without any deduction for plaintiff’s comparative fault. In October 2014, plaintiff agreed to waive the bond for the appeal. Also in October 2014, PM USA filed a motion for a new trial or, in the alternative, remittitur of the jury’s damages awards. In April 2015, the trial court granted PM USA’s post-verdict motion in part and vacated the punitive damages award. With respect to the compensatory damages award, the court stayed the judgment pending the Eleventh Circuit’s final disposition in the Graham case, discussed below. In May 2015, plaintiff filed a motion for reconsideration of the order on the post-verdict motion, which the court denied and lifted the stay on November 18, 2015. On November 19, 2015, the court entered final judgment with a deduction for plaintiff’s comparative fault. On November 23, 2015, PM USA filed a motion to continue to stay the judgment pending final disposition in Graham, which the court denied on November 24, 2015. On December 18, 2015, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit.
_________________________________________________________________________________________________________________________________________
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
_________________________________________________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Plaintiff: Griffin
Date:    June 2014

Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA awarding approximately $1.27 million in compensatory damages and allocating 50% of the fault to PM USA (an amount of approximately $630,000).

Post-Trial Developments:
The trial court entered final judgment against PM USA in July 2014 with a deduction for plaintiff’s comparative fault. In August 2014, PM USA filed a motion to amend the judgment to reduce plaintiff’s damages by the amount paid by collateral sources, which the court denied in September 2014. In October 2014, PM USA posted a bond in the amount of $640,543 and filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In May 2015, the Eleventh Circuit stayed the appeal pending final disposition in the Graham case, discussed below. _________________________________________________________________________________________________________________________________________
Plaintiff: Burkhart
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
_________________________________________________________________________________________________________________________________________
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
_________________________________________________________________________________________________________________________________________
Plaintiff: Greene (formerly Rizzuto)
Date:    August 2013

Verdict:
A Hernando County jury returned a verdict in favor of plaintiff and against PM USA and Liggett Group. The jury awarded plaintiff $12.55 million in compensatory damages and allocated 55% of the fault to PM USA.

Post-Trial Developments:
In September 2013, defendants filed post-trial motions, including a motion to reduce damages. In September 2013, the trial court granted a remittitur in part on economic damages, which the court reduced from $2.55 million to $1.1 million for a total award of $11.1 million in compensatory damages. The trial court entered final judgment without a deduction for plaintiff’s comparative fault. The court denied all other motions except for defendants’ motion for a juror interview, which was granted. In October 2013, defendants filed a notice of appeal to the Florida Fifth District Court of Appeal, which ordered resolution of the juror issue prior to appeal. In December 2013, subsequent to the juror interview, the court entered an order that granted no relief with respect to the alleged misconduct of the juror. In July 2015, the Florida Fifth District Court of Appeal found that the trial court should have applied the comparative fault

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

deduction to the compensatory damages award. As a result, the judgment against PM USA was reduced to approximately $6.1 million. In September 2015, the Fifth District Court of Appeal denied PM USA’s motion for rehearing. In October 2015, PM USA posted a bond in the amount of $6.1 million. In the third quarter of 2015, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $6.7 million for the judgment plus interest and associated costs.
_________________________________________________________________________________________________________________________________________
Plaintiff: Skolnick
Date:    June 2013

Verdict:
A Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded plaintiff $2.555 million in compensatory damages and allocated 30% of the fault to each defendant (an amount of $766,500).

Post-Trial Developments:
In June 2013, defendants and plaintiff filed post-trial motions. The trial court entered final judgment with a deduction for plaintiff’s comparative fault. In November 2013, the trial court denied plaintiff’s post-trial motion and, in December 2013, denied defendants’ post-trial motions. Defendants filed a notice of appeal to the Florida Fourth District Court of Appeal, and plaintiffs cross-appealed in December 2013. Also in December 2013, PM USA posted a bond in the amount of $766,500. In July 2015, the District Court of Appeal reversed the compensatory damages award and ordered judgment in favor of defendants on the strict liability and negligence claims, but remanded plaintiff’s conspiracy and concealment claims for a new trial. In August 2015, defendants filed a motion for rehearing, and plaintiff filed a motion for clarification, which the District Court of Appeal denied in September 2015.
_________________________________________________________________________________________________________________________________________
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
_________________________________________________________________________________________________________________________________________
Plaintiff: Graham
Date:    May 2013

Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $2.75 million in compensatory damages and allocated 10% of the fault to PM USA (an amount of $275,000).

Post-Trial Developments:
In June 2013, defendants filed several post-trial motions, including motions for judgment as a matter of law and for a new trial, which the trial court denied in September 2013. The trial court entered final judgment with a deduction for plaintiff’s comparative fault. In October 2013, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit arguing that Engle progeny plaintiffs’ product liability claims are impliedly preempted by federal law, and PM USA posted a bond in the amount of $277,750. In April 2015, the U.S. Court of Appeals for the Eleventh Circuit found in favor of defendants on the basis of federal preemption, reversed the trial court’s denial of judgment as a matter of law, and plaintiff filed a petition for rehearing en banc or panel rehearing. On January 21, 2016, the Eleventh Circuit granted a rehearing en banc.
_________________________________________________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Plaintiff: Searcy
Date:    April 2013

Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $6 million in compensatory damages (allocating 30% of the fault to each defendant) and $10 million in punitive damages against each defendant.

Post-Trial Developments:
In June 2013, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. In July 2013, defendants filed various post-trial motions, including motions requesting reductions in damages. In September 2013, the district court reduced the compensatory damages award to $1 million and the punitive damages award to $1.67 million against each defendant. The district court denied all other post-trial motions. Plaintiffs filed a motion to reconsider the district court’s remittitur and, in the alternative, to certify the issue to the U.S. Court of Appeals for the Eleventh Circuit, both of which the court denied in October 2013. In November 2013, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In December 2013, defendants filed an amended notice of appeal after the district court corrected a clerical error in the final judgment, and PM USA posted a bond in the amount of approximately $2.2 million. _________________________________________________________________________________________________________________________________________
Plaintiff: Buchanan
Date:     December 2012

Verdict:
A Leon County jury returned a verdict in favor of plaintiff and against PM USA and Liggett Group. The jury awarded $5.5 million in compensatory damages and allocated 37% of the fault to each of the defendants.

Post-Trial Developments:
In December 2012, defendants filed several post-trial motions, including motions for a new trial and to set aside the verdict. In March 2013, the trial court denied all motions and entered final judgment against PM USA and Liggett Group without any deduction for plaintiff’s comparative fault. In April 2013, defendants filed a notice of appeal to the Florida First District Court of Appeal, and PM USA posted a bond in the amount of $2.5 million. In July 2014, the Florida First District Court of Appeal affirmed the judgment, but certified to the Florida Supreme Court the issue of the statute of repose, which was before the court in Hess. In August 2014, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In September 2014, the Florida Supreme Court stayed the case pending the outcome of Hess. In April 2015, the Florida Supreme Court rejected the statute of repose defense in Hess, and PM USA moved for a rehearing. In September 2015, the Florida Supreme Court denied PM USA’s rehearing petition in Hess. In the third quarter of 2015, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $4.1 million for the judgment plus interest and associated costs.
_________________________________________________________________________________________________________________________________________
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
_________________________________________________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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

Post-Trial Developments:
In May and June 2012, defendants filed motions to set aside the verdict and for a new trial. In August 2012, the trial court denied the remaining post-trial motions, reduced the compensatory damages to $16.1 million and entered final judgment without any deduction for plaintiff’s comparative fault. In September 2012, PM USA posted a bond in an amount of $1.5 million and defendants filed a notice of appeal to the Florida Fourth District Court of Appeal. In August 2013, plaintiff filed a motion to determine the sufficiency of the bond in the trial court on the ground that the bond cap statute is unconstitutional, which the court denied. On January 6, 2016, the Florida Fourth District Court of Appeal vacated the punitive damages award and remanded the case for retrial on plaintiff’s claims of concealment and conspiracy, and punitive damages. The court also found that the trial court should have applied the comparative fault deduction, reducing the compensatory damages against PM USA to $4.025 million.
_________________________________________________________________________________________________________________________________________
Plaintiff: Hallgren
Date:     January 2012

Verdict:
A Highland County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded approximately $2 million in compensatory damages and allocated 25% of the fault to PM USA (an amount of approximately $500,000). The jury also awarded $750,000 in punitive damages against each of the defendants.

Post-Trial Developments:
The trial court entered final judgment in March 2012 with a deduction for plaintiff’s comparative fault. In April 2012, PM USA posted a bond in an amount of approximately $1.25 million. In May 2012, defendants filed a notice of appeal to the Florida Second District Court of Appeal. In October 2013, the Second District Court of Appeal affirmed the judgment. In November 2013, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In June 2014, the Florida Supreme Court stayed the case pending the outcome of Russo (presenting the same statute of repose issue as Hess). In April 2015, the Florida Supreme Court rejected the statute of repose defense in the Hess and Russo cases, and defendants moved for a rehearing. Additionally, in April 2015, the Florida Supreme Court stayed the case pending the outcome of Soffer (presenting the issue of whether Engle progeny plaintiffs may seek punitive damages on their negligence and strict liability claims). In September 2015, the Florida Supreme Court denied PM USA’s rehearing petition in Hess and Russo. In October 2015, the Florida Supreme Court lifted its stay of the case and ordered defendants to show cause why the court should not decline to exercise jurisdiction, to which defendants responded. On January 12, 2016, the Florida Supreme Court denied defendants’ petition for discretionary review. On January 20, 2016, PM USA amended its bond to post an additional amount of approximately $500,000. In the first quarter of 2016, PM USA will record a provision on its condensed consolidated balance sheet of approximately $2.2 million for the judgment plus interest, fees and associated costs.
_________________________________________________________________________________________________________________________________________
Plaintiff: Kayton (formerly Tate)
Date:     July 2010

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded $8 million in compensatory damages and allocated 64% of the fault to PM USA (an amount of approximately $5.1 million). The jury also awarded approximately $16.2 million in punitive damages against PM USA.

Post-Trial Developments:
In August 2010, the trial court entered final judgment with a deduction for plaintiff’s comparative fault, and PM USA filed its notice of appeal and posted a $5 million bond. In November 2012, the Florida Fourth District Court of Appeal reversed the punitive damages award and remanded the case for a new trial on plaintiff’s conspiracy claim. PM USA filed a motion for rehearing, which was denied in January 2013. In January 2013, plaintiff and defendant each filed a notice to invoke the discretionary jurisdiction of the Florida

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Supreme Court. In June 2013, the Florida Supreme Court stayed the appeal pending the outcome of Hess. In April 2015, the Florida Supreme Court rejected the statute of repose defense in Hess, and PM USA moved for a rehearing. In September 2015, the Florida Supreme Court denied PM USA’s rehearing petition in Hess. In the third quarter of 2015, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $28.2 million for the judgment plus interest and associated costs.
_________________________________________________________________________________________________________________________________________
Plaintiff: Putney
Date:     April 2010

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded approximately $15.1 million in compensatory damages and allocated 15% of the fault to PM USA (an amount of approximately $2.3 million). The jury also awarded $2.5 million in punitive damages against PM USA.

Post-Trial Developments:
In August 2010, the trial court entered final judgment with a deduction for plaintiff’s comparative fault. PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and, in November 2010, posted a $1.6 million bond. In June 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings, holding that the trial court erred in (1) not reducing the compensatory damages award as excessive and (2) not instructing the jury on the statute of repose in connection with plaintiff’s conspiracy claim that resulted in the $2.5 million punitive damages award. In July 2013, plaintiff filed a motion for rehearing, which the Fourth District Court of Appeal denied in August 2013. In September 2013, both parties filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court. In December 2013, the Florida Supreme Court stayed the appeal pending the outcome of the Hess case. In April 2015, the Florida Supreme Court rejected the statute of repose defense in Hess, and PM USA moved for a rehearing. In September 2015, the Florida Supreme Court denied PM USA’s rehearing petition in Hess. The case remains subject to further proceedings on compensatory damages in the trial court.
_________________________________________________________________________________________________________________________________________
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

Post-Trial Developments:
In July 2010, the trial court entered final judgment with a deduction for plaintiff’s comparative fault. In August 2010, PM USA filed its notice of appeal. In October 2010, PM USA posted a $2.5 million bond. In September 2012, the Florida Fourth District Court of Appeal affirmed the compensatory damages award but reversed and remanded the punitive damages verdict. The Fourth District returned the case to the trial court for a new jury trial on plaintiff’s fraudulent concealment claim. In January 2013, plaintiff and defendants each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In February 2013, the Fourth District granted defendants’ motion to stay the mandate. In March 2013, plaintiff filed a motion for review of the stay order with the Florida Supreme Court, which was denied in April 2013. In June 2013, plaintiff moved to consolidate with Hess and Kayton, which defendants did not oppose, but in October 2013, plaintiff withdrew the motion for consolidation. In February 2014, the Florida Supreme Court stayed the appeal pending the outcome of the Hess case. In April 2015, the Florida Supreme Court rejected the statute of repose defense in Hess, and PM USA moved for a rehearing. In September 2015, the Florida Supreme Court denied PM USA’s rehearing petition in Hess. In the third quarter of 2015, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $17.9 million for the judgment plus interest and associated costs.
_________________________________________________________________________________________________________________________________________
Plaintiff: Naugle
Date:     November 2009

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded approximately $56.6 million in compensatory damages and $244 million in punitive damages. The jury allocated 90% of the fault to PM USA.

Post-Trial Developments:
In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

and $26 million in punitive damages, but without any deduction for plaintiff’s comparative fault. In April 2010, PM USA filed its notice of appeal and posted a $5 million bond. In August 2010, upon the motion of PM USA, the trial court entered an amended final judgment of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages to correct a clerical error. In June 2012, the Fourth District Court of Appeal affirmed the amended final judgment. In July 2012, PM USA filed a motion for rehearing. In December 2012, the Fourth District withdrew its prior decision, reversed the verdict as to compensatory and punitive damages and returned the case to the trial court for a new trial on the question of damages. Upon retrial on the question of damages, in October 2013, the new jury awarded approximately $3.7 million in compensatory damages and $7.5 million in punitive damages. In October 2013, PM USA filed post-trial motions, which the trial court denied in April 2014. In May 2014, PM USA filed a notice of appeal to the Fourth District Court of Appeal and plaintiff cross-appealed. Also in May 2014, PM USA filed a rider with the Florida Supreme Court to make the previously-posted Naugle bond applicable to the retrial judgment. On January 6, 2016, the Fourth District Court of Appeal reversed the trial court’s decision and remanded the case to the trial court to conduct a juror interview.
_________________________________________________________________________________________________________________________________________
Plaintiff: Hess
Date:     February 2009

Verdict:
A Broward County jury found in favor of plaintiff and against PM USA. The jury awarded $3 million in compensatory damages and allocated 42% of the fault to PM USA (an amount of approximately $1.2 million). The jury also awarded $5 million in punitive damages.

Post-Trial Developments:
In June 2009, the trial court entered final judgment with a deduction for plaintiff’s comparative fault. PM USA filed a notice of appeal to the Florida Fourth District Court of Appeal and posted a $7 million bond in July 2009. In May 2012, the Fourth District reversed and vacated the punitive damages award on the basis that it was barred by the statute of repose and affirmed the judgment in all other respects, upholding the compensatory damages award of $1.26 million. In June 2012, both parties filed rehearing motions with the Fourth District, which were denied in September 2012. In October 2012, PM USA and plaintiff filed notices to invoke the Florida Supreme Court’s discretionary jurisdiction. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $3.2 million for the compensatory damages component of the judgment plus interest and associated costs. In June 2013, the Florida Supreme Court accepted jurisdiction of plaintiff’s petition for review, but declined to accept jurisdiction of PM USA’s petition. In April 2015, the Florida Supreme Court rejected the statute of repose defense and reinstated the punitive damages award against PM USA, and PM USA moved for a rehearing. In September 2015, the Florida Supreme Court denied PM USA’s rehearing petition. In the third quarter of 2015, PM USA recorded an additional provision on its condensed consolidated balance sheet of approximately $6.6 million for the punitive damages component of the judgment plus interest and associated costs.
_________________________________________________________________________________________________________________________________________
Concluded Cases
_________________________________________________________________________________________________________________________________________
Plaintiff: Goveia
Date:    February 2014

Verdict:
An Orange County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $850,000 in compensatory damages and allocated 35% of the fault against each defendant. The jury also awarded $2.25 million in punitive damages against each defendant.

Post-Trial Developments:
In February 2014, defendants filed post-trial motions, including motions to set aside the verdict and for a new trial. In April 2014, the court denied defendants’ motions without a deduction for plaintiff’s comparative fault. In April 2014, defendants filed a notice of appeal to the Florida Fifth District Court of Appeal. In May 2014, PM USA posted a bond in the amount of $2.5 million. In June 2015, the Fifth District Court of Appeal affirmed without opinion the trial court’s judgment in favor of plaintiff. On August 3, 2015, the Fifth

District Court of Appeal denied PM USA’s motion to issue a written opinion. In the third quarter of 2015, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $3.2 million for the judgment plus interest and associated costs, and paid this amount in August 2015.
_________________________________________________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
_________________________________________________________________________________________________________________________________________
Plaintiff: Cuculino
Date:    January 2014

Verdict:
A Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded plaintiff $12.5 million in compensatory damages and allocated 40% of the fault to PM USA (an amount of $5 million).

Post-Trial Developments:
In January 2014, the court entered final judgment against PM USA with a deduction for plaintiff’s comparative fault, and PM USA filed post-trial motions, including motions to set aside the verdict and for a new trial. In March 2014 and April 2014, the court denied PM USA’s post-trial motions. Also in April 2014, PM USA filed a notice of appeal to the Florida Third District Court of Appeal, plaintiff cross-appealed and PM USA posted a bond in the amount of $5 million. In May 2015, the Florida Third District Court of Appeal affirmed the final judgment. In the second quarter of 2015, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $5.3 million for the judgment plus interest and associated costs and paid this amount in June 2015.
_________________________________________________________________________________________________________________________________________
Plaintiff: Landau
Date:     February 2015

Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds and Lorillard awarding $100,000 in compensatory damages. One defendant settled the case, which resolved all claims against all defendants, including PM USA.
_________________________________________________________________________________________________________________________________________

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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
Meanwhile, in the Waggoner case, the U.S. District Court for the Middle District of Florida ruled in December 2011 that application of the Engle findings to establish the wrongful conduct elements of plaintiffs’ claims consistent with Martin or J. Brown did not violate defendants’ due process rights.  PM USA and the other defendants sought appellate review of the due process ruling. In February 2012, the district court denied the motion for interlocutory appeal, but did apply the ruling to all active pending federal Engle progeny cases. As a result, R.J. Reynolds appealed the rulings in the Walker and Duke cases to the Eleventh Circuit, which ultimately rejected the due process defense. In March 2014, R.J. Reynolds filed petitions for writ of certiorari to the United States Supreme Court in the Walker and Duke cases, as well as in J. Brown. Defendants filed petitions for writ of certiorari in eight other Engle progeny cases that were tried in Florida state courts, including one case, Barbanell, in which PM USA was the defendant. In these eight petitions, defendants asserted questions similar to those in Walker, Duke and J. Brown. In June 2014, the United States Supreme Court denied defendants’ petitions for writ of certiorari in all 11 cases.
In Graham, an Engle progeny case against PM USA and R.J. Reynolds on appeal to the U.S. Court of Appeals for the Eleventh Circuit, defendants argued that the Engle progeny plaintiffs’ product liability claims are impliedly preempted by federal law. In April 2015, the U.S. Court of Appeals for the Eleventh Circuit found in favor of defendants on the basis of federal preemption, reversing the trial court’s denial of judgment as a matter of law. Also in April 2015, plaintiff filed a petition for rehearing en banc, which the Eleventh Circuit granted on January 21, 2016. On January 6, 2016, in Marotta, a case against R.J. Reynolds on appeal to the Florida Fourth District Court of Appeal, the court rejected R.J. Reynolds’s federal preemption defense, but noted the conflict with Graham and certified the preemption question to the Florida Supreme Court.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

(2), Illinois (3), Iowa (1), Kansas (1), Louisiana (1), Maryland (1), Michigan (1), Minnesota (1), Nevada (29), New Jersey (6), New York (2), Ohio (1), Oklahoma (1), Oregon (1), Pennsylvania (1), Puerto Rico (1), South Carolina (1), Texas (1) and Wisconsin (1).
As of January 26, 2016, PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.
Medical Monitoring Class Actions
In medical monitoring actions, plaintiffs seek to recover the cost for, or otherwise the implementation of, court-supervised programs for ongoing medical monitoring purportedly on behalf of a class of individual plaintiffs. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT (“LDCT”) scanning in order to identify and diagnose lung cancer. Plaintiffs in these cases do not seek punitive damages, although plaintiffs in Donovan have sought permission from the court to seek to treble any damages awarded, which the court denied. The future defense of these cases may be negatively impacted by evolving medical standards and practice.
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
Trial began January 26, 2016 and will take place in multiple phases. Phase I will address liability. To the extent a Phase II is necessary, it would be tried to the court and address common questions of remedies and costs. In July 2015, both parties filed various motions relating to Phase I, including motions for partial summary judgment and to exclude certain evidence. In October 2015, the district court granted PM USA’s motion for partial summary judgment holding that e-vapor products may not be deemed an alternative design for ordinary cigarettes.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
▪Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (PM USA, R.J. Reynolds and Lorillard) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. R.J. Reynolds has since acquired Lorillard with the result that PM USA and R.J. Reynolds are the two remaining OPMs. In addition, the original participating manufacturers are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the years ended December 31, 2015, 2014 and 2013, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”) was approximately $4.5 billion, $4.6 billion and $4.2 billion, respectively. The 2015 amount included a reduction to cost of sales of approximately $126 million related to the New York NPM Adjustment settlement discussed below partially offset by an increase to cost of sales of approximately $29 million as a result of the denial by the Supreme Court of Pennsylvania of PM USA’s petition for review of the intermediate appellate court ruling discussed below. The 2014 and 2013 amounts included a reduction to cost of sales of approximately $43 million and $664 million, respectively, related to the NPM Adjustment Items discussed below.
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
2003-2014 NPM Adjustment Disputes - Settlement with 24 States and Territories and Settlement with New York: PM USA has settled the NPM Adjustment disputes for the years 2003-2012 with 24 of the 52 MSA states and territories (these 24 states and territories are referred to as the “signatory states,” and the remaining MSA states and territories are referred to as the “non-signatory states”). Pursuant to the settlement with these 24 signatory states, PM USA has received a total of $599 million for 2003-2012 in the form of reductions to its MSA payments in 2013, 2014 and 2015.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
2003-2014 NPM Adjustment Disputes - Continuing Disputes with Non-Signatory States other than New York: PM USA has continued to pursue the NPM Adjustments for 2003 and subsequent years with respect to the non-signatory states. Under the MSA, once all conditions for the NPM Adjustment for a particular year are met (including the condition that the disadvantages of the MSA were a “significant factor” contributing to the PMs’ collective loss of market share), each state may avoid an NPM Adjustment to its share of the PMs’ MSA payments for that year by establishing that it diligently enforced a qualifying

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

escrow statute during the entirety of that year. Such a state’s share of the NPM Adjustment would then be reallocated to any states that are found not to have diligently enforced for that year. For 2003-2014, all conditions for the NPM Adjustment have been met, either by determination or agreement among the parties (although the parties’ agreement provides that the “significant factor” condition for 2013 and 2014 will become effective in February 2016 and February 2017), respectively.
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
In September 2013, the arbitration panel issued rulings regarding the 15 states and territories whose diligent enforcement the PMs contested that had not as of that time joined the settlement, ruling that six of them (Indiana, Kentucky, Maryland, Missouri, New Mexico and Pennsylvania) did not diligently enforce during 2003 and that nine of them did. Based on this ruling, the PMs were entitled to receive from the six non-diligent states the entire 2003 NPM Adjustment remaining after the pro rata judgment reduction. PM USA believed it was entitled to receive an NPM Adjustment for 2003 based on this ruling, after reflecting the 20% partial liability reduction noted above, of approximately $145 million. PM USA recorded this $145 million as a reduction to cost of sales, which increased its reported pre-tax earnings in the third quarter of 2013. In addition, PM USA believed it would be entitled to interest on this amount of approximately $89 million. PM USA recorded $64 million of this amount as interest income, which reduced interest and other debt expense, net in the first quarter of 2014, but did not yet record the remaining $25 million based on its assessment of a certain dispute concerning interest discussed below.
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
In April 2014, a Pennsylvania state trial court denied Pennsylvania’s motion to vacate the arbitration panel’s ruling that Pennsylvania had not diligently enforced, but granted Pennsylvania’s motion to modify, with respect to Pennsylvania, the pro rata judgment reduction. In April 2015, a Pennsylvania intermediate appellate court affirmed the trial court’s modification, with respect to Pennsylvania, of the pro rata judgment reduction. On December 23, 2015, the Supreme Court of Pennsylvania denied PM USA’s petition for further judicial review of the Pennsylvania intermediate appellate court decision. In May 2014, a Missouri state trial court denied Missouri’s motion to vacate the arbitration panel’s ruling that Missouri had not diligently enforced, but granted Missouri’s motion to modify, with respect to Missouri, the pro rata judgment reduction. In September 2015, however, a Missouri intermediate appellate court reversed the Missouri state trial court’s ruling that modified the pro rata judgment reduction, effectively reinstating the application of that reduction method to Missouri. The Supreme Court of Missouri granted Missouri’s request for review of the intermediate appellate court decision. In July 2014, a Maryland state trial court denied both Maryland’s motion to vacate the arbitration panel’s ruling that Maryland had not diligently enforced and Maryland’s motion to vacate or modify the pro rata judgment reduction. Maryland appealed both decisions. In October 2015, a Maryland intermediate appellate court reversed the Maryland trial court’s ruling on the pro rata judgment reduction method and applied a judgment reduction method that is more favorable to the state. PM USA is seeking further discretionary review of this decision of the Maryland intermediate appellate court. The motions filed by the fourth state, New Mexico, remain pending in its state trial court.
As a result of the Pennsylvania state trial court ruling, the total 2014 MSA payment credit PM USA received on account of the 2003 NPM Adjustment from the four states was reduced from $108 million to $79 million, and the interest PM USA received from the four states was $48 million rather than the $66 million in interest to which PM USA believed it would be entitled from those four states. As a result of the denial by the Supreme Court of Pennsylvania of PM USA’s petition for review of the intermediate appellate court ruling on the modification of the pro rata judgment reduction method, PM USA reversed $29 million of the reduction to cost of sales and $13 million of the interest income that had been previously recorded in respect of Pennsylvania for the 2003 NPM Adjustment, which reduced its reported pre-tax earnings by approximately $42 million in the fourth quarter of 2015. Because the Missouri state trial court ruling post-dated PM USA’s April 2014 MSA payment, that ruling did not reduce the credit that PM USA received against that payment. If Missouri is successful on further judicial review of

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

the Missouri intermediate appellate court’s ruling reversing the Missouri trial court ruling, PM USA will be required to return approximately $12 million of the 2003 NPM Adjustment and $7 million of the interest it received (in each case subject to confirmation by the independent auditor), plus applicable interest, and would need to make corresponding reversals to amounts previously recorded. In connection with its appeal of the Missouri state trial court’s ruling, PM USA posted a bond in the amount of $22 million, which will remain in place despite the reversal of the Missouri state trial court’s ruling by the intermediate appellate court until all appeals are exhausted. Because the Maryland intermediate appellate court ruling post-dated PM USA’s April 2014 MSA payment, that ruling did not reduce the credit that PM USA received against that payment. If PM USA is not successful in obtaining further discretionary review of the Maryland intermediate appellate court ruling, or if PM USA is not successful in any further discretionary review that may be granted, it will be required to return approximately $12 million of the 2003 NPM Adjustment and $7 million of the interest it received (plus interest on those amounts) and would need to make corresponding reversals to amounts previously recorded. In addition, the other litigation and disputes discussed above could further reduce PM USA’s recovery on the 2003 NPM Adjustment or recovery of interest and potentially require PM USA to return amounts previously received and/or reverse amounts previously recorded. No assurance can be given that the outcome of Missouri’s appeal to the Supreme Court of Missouri of the Missouri intermediate appellate court decision, PM USA’s request for discretionary review of the Maryland intermediate appellate decision (or the outcome of any further discretionary review that may be granted) or the other litigation and disputes discussed above will be resolved in a manner favorable to PM USA.
2004-2014 NPM Adjustments. Proceedings regarding state diligent enforcement claims for 2004-2014 have not yet been scheduled. PM USA believes that the MSA requires these claims to be determined in a multi-state arbitration, although a number of non-signatory states have filed motions in their state courts contending that the claims are to be determined in separate arbitrations for individual states or that there is no arbitrable dispute for 2004. In September 2015, a Missouri intermediate appellate court ruled that Missouri was entitled to a single-state arbitration to determine whether Missouri diligently enforced for 2004. PM USA appealed this ruling, and the Supreme Court of Missouri granted review. No assurance can be given that the outcome of such appeal will be favorable to PM USA. On December 9, 2015, a Wisconsin trial court ruled that Wisconsin must arbitrate its claim of diligent enforcement for 2004. No assurance can be given as to when proceedings for 2004-2014 will be scheduled or the precise form those proceedings will take.
In June 2015, PM USA entered into an agreement with 17 of the non-signatory states to form an arbitration panel to conduct an arbitration regarding the 2004 NPM Adjustment. Pursuant to that agreement, in July 2015 PM USA and the 17 states each appointed its respective side’s arbitrator for that arbitration panel.

On December 29, 2015, the two appointed arbitrators selected the third arbitrator for a three-arbitrator panel required by the MSA. Other PMs declined to participate in appointing the arbitrators, and instead filed motions in courts in each of the 17 states seeking to compel these states to participate in an arbitration of the 2004 NPM Adjustment dispute between the states and the PMs that would also include disputes solely between the OPMs regarding the allocation of NPM Adjustments as between them. Several of the 17 states and PM USA have filed cross-motions objecting to the motions filed by the other PMs and seeking to confirm the arbitrators selected by them in July 2015 as properly selected pursuant to the MSA to resolve the 2004 NPM Adjustment dispute between the 17 states and the PMs. This litigation currently is ongoing. No assurance can be given as to how these motions and cross-motions ultimately will be resolved, when the full arbitration panel for 2004 will be empanelled, when that arbitration will commence or whether that arbitration will include the disputes between the OPMs regarding allocation of NPM Adjustments.
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
▪Other Disputes Under the State Settlement Agreements:  The payment obligations of the tobacco product manufacturers that are parties to the State Settlement Agreements, as well as the

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

allocations of any NPM Adjustments received by them pursuant to the MSA or the settlements of NPM Adjustment disputes with certain states described above, may be affected by R.J. Reynolds’s acquisition of Lorillard and the related divestiture of certain cigarette brands by R.J. Reynolds to Imperial Tobacco.  PM USA intends carefully to review all calculations reflecting such payment obligations and allocations, and to determine whether to dispute any calculation that it believes improperly increases PM USA’s payment obligations under the State Settlement Agreements or improperly decreases PM USA’s allocation of NPM Adjustments received pursuant to the MSA or any such settlement in a manner inconsistent with the respective applicable agreements.  PM USA can neither predict the amount by which its payment obligations may be increased or its allocation of NPM Adjustments decreased, nor provide any assurance that it will be successful in any such dispute that it may raise.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
In May 2015, the U.S. Court of Appeals affirmed in part and reversed in part, concluding that certain portions of the statements exceeded the district court’s jurisdiction under RICO, but upheld other portions challenged by defendants. The Court of Appeals remanded the case to the trial court for further proceedings. In July 2015, the government filed a petition for panel rehearing, which the U.S. Court of Appeals denied on August 2015. In October 2015, the district court ordered further briefing on the content of the corrective communications reversed by the U.S.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
“Lights/Ultra Lights” Cases
▪Overview: Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of January 26, 2016, a total of 11 such cases are pending in various U.S. state courts.
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
▪Federal Multidistrict Proceeding and Subsequent Developments: Since the December 2008 United States Supreme Court decision in Good, and through January 26, 2016, 26 purported “Lights” class actions were served upon PM USA and, in certain cases, Altria Group, Inc. These cases were filed in 15 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA and were transferred and consolidated by the Judicial Panel on Multidistrict Litigation (“JPMDL”) before the U.S. District Court for the District of Maine for pretrial proceedings (“MDL proceeding”).
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
▪“Lights” Cases Dismissed, Not Certified or Ordered De-Certified: As of January 26, 2016, in addition to the federal district court in the MDL proceeding, 19 courts in 20 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.
Trial courts in Arizona, Hawaii, Illinois, Kansas, New Jersey, New Mexico, Ohio, Oregon, Tennessee, Washington and Wisconsin have refused to grant class certification or have dismissed plaintiffs’ class action allegations. Plaintiffs voluntarily dismissed a case in Michigan after a trial court dismissed the claims plaintiffs asserted under the Michigan Unfair Trade and Consumer Protection Act. Several appellate courts have issued rulings that either affirmed rulings in favor of Altria Group, Inc. and/or PM USA or reversed rulings entered in favor of plaintiffs.
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
▪State Trial Court Class Certifications: State trial courts have certified classes against PM USA in several jurisdictions. Over time, several such cases have been dismissed by the courts at the summary judgment stage, but others remain pending. Significant developments in these pending cases include:
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

Plaintiffs filed a motion asking the trial court to report its February 2014 ruling to the Massachusetts Appeals Court for review, which the trial court denied. In March 2014, plaintiffs petitioned the Massachusetts Appeals Court for review of the ruling, which the appellate court denied. In August 2015, the trial court denied various pre-trial motions filed by PM USA, including a motion for summary judgment on the ground that plaintiffs have no proof of injury. Trial began in October 2015 and concluded in November 2015. On December 18, 2015, PM USA filed a motion to decertify the class.
Brown: In June 1997, plaintiffs filed suit in California state court alleging that domestic cigarette manufacturers, including PM USA and others, violated California law regarding unfair, unlawful and fraudulent business practices.  In May 2009, the California Supreme Court reversed an earlier trial court decision that decertified the class and remanded the case to the trial court.  At that time, the class consisted of individuals who, at the time they were residents of California, (i) smoked in California one or more cigarettes manufactured by PM USA that were labeled and/or advertised with the terms or phrases “light,” “medium,” “mild,” “low tar,” and/or “lowered tar and nicotine,” but not including any cigarettes labeled or advertised with the terms or phrases “ultra light” or “ultra low tar,” and (ii) who were exposed to defendant’s marketing and advertising activities in California.  Plaintiffs are seeking restitution of a portion of the costs of “light” cigarettes purchased during the class period and injunctive relief ordering corrective communications. In September 2012, at the plaintiffs’ request, the trial court dismissed all defendants except PM USA from the lawsuit.  Trial began in April 2013. In May 2013 the plaintiffs redefined the class to include California residents who smoked in California one or more of defendant’s Marlboro Lights cigarettes between January 1, 1998 and April 23, 2001, and who were exposed to defendant’s marketing and advertising activities in California. In June 2013, PM USA filed a motion to decertify the class. Trial concluded in July 2013. In September 2013, the court issued a final Statement of Decision, in which the court found that PM USA violated California law, but that plaintiffs had not established a basis for relief. On this basis, the court granted judgment for PM USA. The court also denied PM USA’s motion to decertify the class. In October 2013, the court entered final judgment in favor of PM USA. In November 2013, plaintiffs moved for a new trial, which the court denied. In December 2013, plaintiffs filed a notice of appeal and PM USA filed a conditional cross-appeal. In February 2014, the trial court awarded PM USA $764,553 in costs and plaintiffs appealed the costs award. Oral argument occurred in September 2015 and subsequently the Court of Appeal affirmed the trial court judgment and dismissed PM USA’s conditional cross-appeal as moot. The court also affirmed the cost award in favor of PM USA. On November 6, 2015, plaintiffs filed a petition for review with the California Supreme Court, which the court denied on December 9, 2015.
Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiffs’ motion for reconsideration of the period during

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

which potential class members can qualify to become part of the class. The class period remains 1995-2003. In June 2010, PM USA’s motion for partial summary judgment regarding plaintiffs’ request for punitive damages was denied. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). The plaintiffs’ motion was denied in December 2010. In June 2011, PM USA filed various summary judgment motions challenging the plaintiffs’ claims. In August 2011, the trial court granted PM USA’s motion for partial summary judgment, ruling that plaintiffs could not present a damages claim based on allegations that Marlboro Lights are more dangerous than Marlboro Reds. The trial court denied PM USA’s remaining summary judgment motions. Trial in the case began in September 2011 and, in October 2011, the court declared a mistrial after the jury failed to reach a verdict. In January 2014, the trial court reversed its prior ruling granting partial summary judgment against plaintiffs’ “more dangerous” claim and allowed plaintiffs to pursue that claim. In October 2014, PM USA filed motions to decertify the class and for partial summary judgment on plaintiffs’ “more dangerous” claim, which the court denied in June 2015. Re-trial is scheduled to begin on March 2, 2016.
Miner: In June 2007, the United States Supreme Court reversed the lower court rulings in Miner (formerly known as Watson) that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendants’ contention that the case must be tried in federal court under the “federal officer” statute. Following remand, the case was removed again to federal court in Arkansas and transferred to the MDL proceeding discussed above. In November 2010, the district court in the MDL proceeding remanded the case to Arkansas state court. In December 2011, plaintiffs voluntarily dismissed their claims against Altria Group, Inc. without prejudice. In March 2013, plaintiffs filed a class certification motion. In November 2013, the trial court granted class certification. The certified class includes those individuals who, from November 1, 1971 through June 22, 2010, purchased Marlboro Lights and Marlboro Ultra Lights for personal consumption in Arkansas. PM USA filed a notice of appeal of the class certification ruling to the Arkansas Supreme Court in December 2013. In February 2015, the Arkansas Supreme Court affirmed the trial court’s class certification order. In May 2015, PM USA filed a motion for partial summary judgment seeking to foreclose any recovery for cigarette purchases prior to 1999, when a private right of action was added to the consumer protection statute under which plaintiffs are suing. The trial court denied the motion in July 2015. Trial is currently scheduled to begin on August 2, 2016.
▪Other Developments: In Oregon (Pearson), a state court denied plaintiffs’ motion for interlocutory review of the trial court’s refusal to certify a class. In February 2007, PM USA filed a motion for summary judgment based on federal preemption and the Oregon statutory exemption. In September 2007, the district court granted PM USA’s motion based on express preemption under the FCLAA, and plaintiffs appealed this dismissal and the class certification denial to the Oregon Court of Appeals. In June 2013, the Oregon Court of Appeals reversed the trial court’s denial of class certification and remanded to the trial court for further consideration of class certification. In July 2013, PM USA filed a petition for reconsideration with the Oregon Court of Appeals, which was denied in August 2013. PM USA filed its petition for review to the Oregon Supreme Court in October 2013, which the court accepted in January 2014. In October 2015, the Oregon Supreme Court affirmed the trial court’s order denying class certification, thereby reversing the decision of the Oregon Court of Appeals. On November 5, 2015, plaintiffs filed a motion for reconsideration with the Oregon Supreme Court, which the court denied on December 10, 2015. On December 28, 2015, the Oregon Supreme Court entered its judgment denying class certification and remanding the claims of the individual plaintiffs for further proceedings.
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
In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the judgment entered by the trial court on remand from the 2005 Illinois Supreme Court decision overturning the verdict on the ground that the United States Supreme Court’s December 2008 decision in Good demonstrated that the Illinois Supreme Court’s decision was “inaccurate.” PM USA filed a motion to dismiss plaintiffs’ petition and, in February 2009, the trial court granted PM USA’s motion on the basis that the petition was not timely filed. In March 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois. In February 2011, the intermediate appellate court ruled that the petition was timely filed and reversed the trial court’s dismissal of

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

the plaintiffs’ petition and, in September 2011, the Illinois Supreme Court declined PM USA’s petition for review. As a result, the case was returned to the trial court for proceedings on whether the court should grant the plaintiffs’ petition to reopen the prior judgment. In February 2012, plaintiffs filed an amended petition, which PM USA opposed. Subsequently, in responding to PM USA’s opposition to the amended petition, plaintiffs asked the trial court to reinstate the original judgment.  The trial court denied plaintiffs’ petition in December 2012. In January 2013, plaintiffs filed a notice of appeal with the Fifth Judicial District. In January 2013, PM USA filed a motion asking the Illinois Supreme Court to immediately exercise its jurisdiction over the appeal. In February 2013, the Illinois Supreme Court denied PM USA’s motion. In April 2014, the Fifth Judicial District reversed and ordered reinstatement of the original $10.1 billion trial court judgment against PM USA. In May 2014, PM USA filed in the Illinois Supreme Court a petition for a supervisory order and a petition for leave to appeal. The filing of the petition for leave to appeal automatically stayed the Fifth District’s mandate pending disposition by the Illinois Supreme Court. Also in May 2014, plaintiffs filed a motion seeking recusal of Justice Karmeier, one of the Illinois Supreme Court justices, which PM USA opposed. In September 2014, the Illinois Supreme Court granted PM USA’s motion for leave to appeal and took no action on PM USA’s motion for a supervisory order. Justice Karmeier denied plaintiffs’ motion seeking his recusal. In February 2015, plaintiffs filed a new motion seeking recusal or disqualification of Justice Karmeier. In March 2015, the Illinois Supreme Court denied plaintiffs’ request that it order the disqualification of Justice Karmeier and referred the recusal request to Justice Karmeier to decide. On November 4, 2015, the Illinois Supreme Court vacated the Fifth Judicial District’s decision, finding that the plaintiffs’ petition was improper, and dismissed the cause of action without prejudice to plaintiffs to file a motion to recall the mandate in the Illinois Supreme Court. On the same day, Justice Karmeier denied the recusal motion. On November 18, 2015, the plaintiffs filed motions in the Illinois Supreme Court seeking to recall the 2005 mandate issued in PM USA’s favor and for recusal of Justice Karmeier, both of which the court denied on January 11, 2016. On January 22, 2016, plaintiffs filed a petition for writ of certiorari with the United States Supreme Court on the question of whether Justice Karmeier should have recused himself.
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
▪False Claims Act Case: PM USA is a defendant in a qui tam action filed in the U.S. District Court for the District of Columbia (United States ex rel. Anthony Oliver) alleging violation of the False Claims Act in connection with sales of cigarettes to the U.S. military. The relator contends that PM USA violated “most favored customer” provisions in government contracts and regulations by selling cigarettes to non-military customers in overseas markets at more favorable prices than it sold to the U.S. military exchange services for resale on overseas military bases in those same markets. The relator has dropped Altria Group, Inc. as a defendant and has dropped claims related to post-MSA price increases on cigarettes sold to the U.S. military. In July 2012, PM USA filed a motion to dismiss, which was granted on jurisdictional grounds in June 2013, and the case was dismissed with prejudice. In July 2013, the relator appealed the dismissal to the U.S. Court of Appeals for the District of Columbia Circuit. In August 2014, the Court of Appeals reversed the jurisdictional issue and remanded the case to the district court for further proceedings, including consideration of PM USA’s alternative grounds for dismissal. In October 2014, PM USA filed a second motion to dismiss in the U.S. District Court for the District of Columbia for lack of subject matter jurisdiction based on issues left unresolved by the opinion of the Court of Appeals for the District of Columbia Circuit. In April 2015, the district court granted PM USA’s second motion to dismiss for lack of subject matter jurisdiction and again dismissed the case with prejudice. The relator appealed the latest dismissal to the Court of Appeals for the District of Columbia Circuit in May 2015. Oral argument occurred on January 15, 2016 at the U.S. Court of Appeals for the District of Columbia Circuit.
▪Argentine Grower Cases: PM USA is a defendant in six cases (Hupan, Chalanuk, Rodriguez Da Silva, Aranda, Taborda and Biglia) filed in Delaware state court against multiple defendants by the parents of Argentine children born with alleged birth defects. Plaintiffs in these cases allege that they grew

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

tobacco in Argentina under contract with Tabacos Norte S.A., an alleged subsidiary of PMI, and that they and their infant children were exposed directly and in utero to hazardous herbicides and pesticides used in the production and cultivation of tobacco. Plaintiffs seek compensatory and punitive damages against all defendants. In December 2012, Altria Group, Inc. and certain other defendants were dismissed from the Hupan, Chalanuk and Rodriguez Da Silva cases. Altria Group, Inc. and certain other defendants were dismissed from Aranda, Taborda and Biglia in May 2013, October 2013 and February 2014, respectively. The three remaining defendants in the six cases are PM USA, Philip Morris Global Brands Inc. (a subsidiary of PMI) and Monsanto Company. Following discussions regarding indemnification for these cases pursuant to the Distribution Agreement between PMI and Altria Group, Inc., PMI and PM USA have agreed to resolve conflicting indemnity demands after final judgments are entered. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement. In April 2014, all three defendants in the Hupan case filed motions to dismiss for failure to state a claim, and PM USA and Philip Morris Global Brands filed separate motions to dismiss based on the doctrine of forum non conveniens. All proceedings in the other five cases were stayed pending the court’s resolution of the motions to dismiss filed in Hupan. On December 1, 2015, the trial court granted PM USA’s motion to dismiss on forum non conveniens grounds. Plaintiff filed a motion for clarification or re-argument on December 7, 2015.
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
Second, UST and/or its tobacco subsidiaries has been named in a number of other individual tobacco and health suits over time. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. USSTC is currently named in one such action in Florida (Vassallo). There is currently no trial date set in this case.
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
Guarantees and Other Similar Matters
In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At December 31, 2015, Altria Group, Inc. and certain of its subsidiaries (i) had $62 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for $21 million of guarantees, consisting primarily of surety bonds, related to their own performance; and (iii) had a redeemable noncontrolling interest of $37 million recorded on its consolidated balance sheet. In addition, from time to time, subsidiaries of Altria Group, Inc. issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.
Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the “Distribution Agreement”), entered into as a result of Altria Group, Inc.’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its consolidated balance sheet at December 31, 2015 as the fair value of this indemnification is insignificant.
As more fully discussed in Note 19. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program.
Redeemable Noncontrolling Interest
In September 2007, Ste. Michelle completed the acquisition of Stag’s Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which Ste. Michelle holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars, Ste. Michelle entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require Ste. Michelle to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori’s initial investment of $27 million. The put arrangement became exercisable in September 2010 and has no expiration date. As of December 31, 2015, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized on the consolidated balance sheet for the put arrangement.
The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because redemption is outside of the control of Ste. Michelle. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section on the consolidated balance sheets at December 31, 2015 and 2014.
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
At December 31, 2015, the respective principal 100% owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
The following sets forth the condensed consolidating balance sheets as of December 31, 2015 and 2014, condensed consolidating statements of earnings and comprehensive earnings for the years ended December 31, 2015, 2014 and 2013, and condensed consolidating statements of cash flows for the years ended December 31, 2015, 2014 and 2013 for Altria Group, Inc., PM USA and, collectively, Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the Securities and Exchange Commission (“SEC”) interpretation and application of Rule 3-10 of SEC Regulation S-X.
The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Balance Sheets
(in millions of dollars)
____________________________

at December 31, 2015	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$2,313	$—	$56	$—	$2,369
Receivables	—	7	117	—	124
Inventories:
Leaf tobacco	—	562	395	—	957
Other raw materials	—	123	58	—	181
Work in process	—	5	439	—	444
Finished product	—	121	328	—	449
	—	811	1,220	—	2,031
Due from Altria Group, Inc. and subsidiaries	—	3,821	1,807	(5,628)	—
Deferred income taxes	—	1,268	7	(100)	1,175
Other current assets	284	65	112	(74)	387
Total current assets	2,597	5,972	3,319	(5,802)	6,086
Property, plant and equipment, at cost	—	3,102	1,775	—	4,877
Less accumulated depreciation	—	2,157	738	—	2,895
	—	945	1,037	—	1,982
Goodwill	—	—	5,285	—	5,285
Other intangible assets, net	—	2	12,026	—	12,028
Investment in SABMiller	5,483	—	—	—	5,483
Investment in consolidated subsidiaries	11,648	2,715	—	(14,363)	—
Finance assets, net	—	—	1,239	—	1,239
Due from Altria Group, Inc. and subsidiaries	4,790	—	—	(4,790)	—
Other assets	92	536	131	(327)	432
Total Assets	$24,610	$10,170	$23,037	$(25,282)	$32,535

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Balance Sheets (Continued)
(in millions of dollars)
____________________________

at December 31, 2015	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$—	$—	$4	$—	$4
Accounts payable	3	104	293	—	400
Accrued liabilities:
Marketing	—	586	109	—	695
Employment costs	18	11	169	—	198
Settlement charges	—	3,585	5	—	3,590
Other	354	616	285	(174)	1,081
Dividends payable	1,110	—	—	—	1,110
Due to Altria Group, Inc. and subsidiaries	5,427	191	10	(5,628)	—
Total current liabilities	6,912	5,093	875	(5,802)	7,078
Long-term debt	12,903	—	12	—	12,915
Deferred income taxes	1,547	—	4,443	(327)	5,663
Accrued pension costs	215	—	1,062	—	1,277
Accrued postretirement health care costs	—	1,460	785	—	2,245
Due to Altria Group, Inc. and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	153	126	168	—	447
Total Liabilities	21,730	6,679	12,135	(10,919)	29,625
Contingencies
Redeemable noncontrolling interest	—	—	37	—	37
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,813	3,310	11,456	(14,766)	5,813
Earnings reinvested in the business	27,257	436	1,099	(1,535)	27,257
Accumulated other comprehensive losses	(3,280)	(255)	(1,692)	1,947	(3,280)
Cost of repurchased stock	(27,845)	—	—	—	(27,845)
Total stockholders’ equity attributable to Altria Group, Inc.	2,880	3,491	10,872	(14,363)	2,880
Noncontrolling interests	—	—	(7)	—	(7)
Total stockholders’ equity	2,880	3,491	10,865	(14,363)	2,873
Total Liabilities and Stockholders’ Equity	$24,610	$10,170	$23,037	$(25,282)	$32,535

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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
(in millions of dollars)
_____________________________

for the year ended December 31, 2015	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$22,133	$3,342	$(41)	$25,434
Cost of sales	—	6,664	1,117	(41)	7,740
Excise taxes on products	—	6,369	211	—	6,580
Gross profit	—	9,100	2,014	—	11,114
Marketing, administration and research costs	189	2,094	425	—	2,708
Changes to Mondelēz & PMI tax-related receivables/payables	41	—	—	—	41
Asset impairment and exit costs	—	—	4	—	4
Operating (expense) income	(230)	7,006	1,585	—	8,361
Interest and other debt expense, net	560	33	224	—	817
Loss on early extinguishment of debt	228	—	—	—	228
Earnings from equity investment in SABMiller	(757)	—	—	—	(757)
Other income, net	(5)	—	—	—	(5)
(Loss) Earnings before income taxes and equity earnings of subsidiaries	(256)	6,973	1,361	—	8,078
(Benefit) provision for income taxes	(184)	2,536	483	—	2,835
Equity earnings of subsidiaries	5,313	268	—	(5,581)	—
Net earnings	5,241	4,705	878	(5,581)	5,243
Net earnings attributable to noncontrolling interests	—	—	(2)	—	(2)
Net earnings attributable to Altria Group, Inc.	$5,241	$4,705	$876	$(5,581)	$5,241

Net earnings	$5,241	$4,705	$878	$(5,581)	$5,243
Other comprehensive (losses) earnings, net of deferred income taxes	(598)	86	(69)	(17)	(598)
Comprehensive earnings	4,643	4,791	809	(5,598)	4,645
Comprehensive earnings attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive earnings attributable to Altria Group, Inc.	$4,643	$4,791	$807	$(5,598)	$4,643

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
(in millions of dollars)
_____________________________

for the year ended December 31, 2014	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$21,298	$3,267	$(43)	$24,522
Cost of sales	—	6,722	1,106	(43)	7,785
Excise taxes on products	—	6,358	219	—	6,577
Gross profit	—	8,218	1,942	—	10,160
Marketing, administration and research costs	231	1,889	419	—	2,539
Changes to Mondelēz and PMI tax-related receivables/payables	2	—	—	—	2
Asset impairment and exit costs	—	(6)	5	—	(1)
Operating (expense) income	(233)	6,335	1,518	—	7,620
Interest and other debt expense (income), net	614	(46)	240	—	808
Loss on early extinguishment of debt	—	—	44	—	44
Earnings from equity investment in SABMiller	(1,006)	—	—	—	(1,006)
Earnings before income taxes and equity earnings of subsidiaries	159	6,381	1,234	—	7,774
(Benefit) provision for income taxes	(119)	2,381	442	—	2,704
Equity earnings of subsidiaries	4,792	244	—	(5,036)	—
Net earnings	5,070	4,244	792	(5,036)	5,070
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$5,070	$4,244	$792	$(5,036)	$5,070

Net earnings	$5,070	$4,244	$792	$(5,036)	$5,070
Other comprehensive losses, net of deferred income taxes	(1,304)	(110)	(642)	752	(1,304)
Comprehensive earnings	3,766	4,134	150	(4,284)	3,766
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$3,766	$4,134	$150	$(4,284)	$3,766

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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Cash Flows
(in millions of dollars)
_____________________________

for the year ended December 31, 2015	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$5,085	$5,204	$961	$(5,440)	$5,810
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(51)	(178)	—	(229)
Proceeds from finance assets	—	—	354	—	354
Payment for derivative financial instrument	(132)	—	—	—	(132)
Other	—	10	(18)	—	(8)
Net cash (used in) provided by investing activities	(132)	(41)	158	—	(15)
Cash Provided by (Used in) Financing Activities
Long-term debt repaid	(1,793)	—	—	—	(1,793)
Repurchases of common stock	(554)	—	—	—	(554)
Dividends paid on common stock	(4,179)	—	—	—	(4,179)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	814	(495)	(319)	—	—
Premiums and fees related to early extinguishment of debt	(226)	—	—	—	(226)
Cash dividends paid to parent	—	(4,671)	(769)	5,440	—
Other	17	—	(12)	—	5
Net cash used in financing activities	(5,921)	(5,166)	(1,100)	5,440	(6,747)
Cash and cash equivalents:
(Decrease) increase	(968)	(3)	19	—	(952)
Balance at beginning of year	3,281	3	37	—	3,321
Balance at end of year	$2,313	$—	$56	$—	$2,369

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Cash Flows
(in millions of dollars)
_____________________________

for the year ended December 31, 2014	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$4,924	$4,451	$707	$(5,419)	$4,663
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(44)	(119)	—	(163)
Acquisition of Green Smoke, net of acquired cash	—	—	(102)	—	(102)
Proceeds from finance assets	—	—	369	—	369
Other	—	70	3	—	73
Net cash provided by investing activities	—	26	151	—	177
Cash Provided by (Used in) Financing Activities
Long-term debt issued	999	—	—	—	999
Long-term debt repaid	(525)	—	(300)	—	(825)
Repurchases of common stock	(939)	—	—	—	(939)
Dividends paid on common stock	(3,892)	—	—	—	(3,892)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(411)	(351)	762	—	—
Premiums and fees related to early extinguishment of debt	—	—	(44)	—	(44)
Cash dividends paid to parent	—	(4,124)	(1,295)	5,419	—
Other	11	—	(4)	—	7
Net cash used in financing activities	(4,757)	(4,475)	(881)	5,419	(4,694)
Cash and cash equivalents:
Increase (decrease)	167	2	(23)	—	146
Balance at beginning of year	3,114	1	60	—	3,175
Balance at end of year	$3,281	$3	$37	$—	$3,321

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Cash Flows
(in millions of dollars)
_____________________________

for the year ended December 31, 2013	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$4,520	$4,192	$387	$(4,724)	$4,375
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(31)	(100)	—	(131)
Proceeds from finance assets	—	—	716	—	716
Other	—	—	17	—	17
Net cash (used in) provided by investing activities	—	(31)	633	—	602
Cash Provided by (Used in) Financing Activities
Long-term debt issued	4,179	—	—	—	4,179
Long-term debt repaid	(3,559)	—	—	—	(3,559)
Repurchases of common stock	(634)	—	—	—	(634)
Dividends paid on common stock	(3,612)	—	—	—	(3,612)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	432	240	(672)	—	—
Premiums and fees related to early extinguishment of debt	(1,054)	—	—	—	(1,054)
Cash dividends paid to parent	—	(4,400)	(324)	4,724	—
Other	(20)	—	(2)	—	(22)
Net cash used in financing activities	(4,268)	(4,160)	(998)	4,724	(4,702)
Cash and cash equivalents:
Increase	252	1	22	—	275
Balance at beginning of year	2,862	—	38	—	2,900
Balance at end of year	$3,114	$1	$60	$—	$3,175

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 20. Quarterly Financial Data (Unaudited)

	2015 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$5,804	$6,613	$6,699	$6,318
Gross profit	$2,475	$2,871	$3,046	$2,722
Net earnings	$1,018	$1,449	$1,528	$1,248
Net earnings attributable to Altria Group, Inc.	$1,018	$1,448	$1,528	$1,247
Per share data:
Basic and diluted EPS attributable to Altria Group, Inc.	$0.52	$0.74	$0.78	$0.64

	2014 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$5,517	$6,256	$6,491	$6,258
Gross profit	$2,256	$2,603	$2,674	$2,627
Net earnings	$1,175	$1,262	$1,397	$1,236
Net earnings attributable to Altria Group, Inc.	$1,175	$1,262	$1,397	$1,236
Per share data:
Basic and diluted EPS attributable to Altria Group, Inc.	$0.59	$0.64	$0.71	$0.63
During 2015 and 2014, the following pre-tax charges or (gains) were included in net earnings attributable to Altria Group, Inc.:

	2015 Quarters
(in millions)	1st	2nd	3rd	4th
NPM Adjustment Items	$—	$—	$(126)	$42
Tobacco and health litigation items, including accrued interest	43	5	67	35
Asset impairment, exit and integration costs	—	7	1	3
Loss on early extinguishment of debt	228	—	—	—
Other income, net	—	—	—	(5)
SABMiller special items	86	2	8	30
	$357	$14	$(50)	$105

	2014 Quarters
(in millions)	1st	2nd	3rd	4th
NPM Adjustment Items	$(64)	$(26)	$—	$—
Tobacco and health litigation items, including accrued interest	4	31	4	5
Asset impairment, exit, integration and acquisition-related costs	2	(1)	15	5
Loss on early extinguishment of debt	—	—	—	44
SABMiller special items	9	23	(42)	35
	$(49)	$27	$(23)	$89
As discussed in Note 14. Income Taxes, Altria Group, Inc. has recognized income tax benefits and charges in the consolidated statements of earnings during 2015 and 2014 as a result of various tax events.
Note 21. Subsequent Event
On January 27, 2016, the Board of Directors approved a productivity initiative designed to maintain Altria Group, Inc.’s operating companies’ leadership and cost competitiveness. The initiative, which will reduce spending on certain selling, general and administrative infrastructure and implement a leaner organizational structure, is expected to deliver approximately $300 million in annualized productivity savings by the end of

2017. Altria Group, Inc. estimates total pre-tax restructuring charges in connection with the initiative of approximately $140 million, or $0.05 per share, substantially all of which is expected to be recorded in the first quarter of 2016. The estimated charges, substantially all of which will result in cash expenditures, relate primarily to employee separation costs of approximately $120 million and other associated costs of approximately $20 million. These estimated charges do not reflect the non-cash impact that may result from pension settlement and curtailment accounting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Altria Group, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows, present fairly, in all material respects, the financial position of Altria Group, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Altria Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Altria Group, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on Altria Group, Inc.’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
January 28, 2016

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
Management assessed the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2015. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of Altria Group, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2015, Altria Group, Inc. maintained effective internal control over financial reporting.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of Altria Group, Inc. included in this report, has audited the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2015, as stated in their report herein.

January 28, 2016

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Altria Group, Inc. carried out an evaluation, with the participation of Altria Group, Inc.’s management, including Altria Group, Inc.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Altria Group, Inc.’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, Altria Group, Inc.’s Chief Executive Officer and Chief Financial Officer

concluded that Altria Group, Inc.’s disclosure controls and procedures are effective.
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
Item 9B. Other Information.
 None.

Part III
Except for the information relating to the executive officers set forth in Item 10, the information called for by Items 10-14 is hereby incorporated by reference to Altria Group, Inc.’s definitive proxy statement for use in connection with its Annual Meeting of Shareholders to be held on May 19, 2016 that will be filed with the SEC on or about April 7, 2016 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10. Directors, Executive Officers and Corporate Governance.
Refer to “Proposals Requiring Your Vote - Proposal 1 - Election of Directors,” “Ownership of Equity Securities of the Company - Section 16(a) Beneficial Ownership Reporting Compliance” and “Board and Governance Matters - Committees of the Board of Directors” sections of the proxy statement.
Executive Officers as of February 12, 2016:

Name	Office	Age
Martin J. Barrington	Chairman, Chief Executive Officer and President	62
Daniel J. Bryant	Vice President and Treasurer	46
James E. Dillard III	Senior Vice President, Research, Development and Regulatory Affairs	52
Ivan S. Feldman	Vice President and Controller	49
Clifford B. Fleet	President and Chief Executive Officer, Philip Morris USA Inc.	45
William F. Gifford, Jr.	Executive Vice President and Chief Financial Officer	45
Craig A. Johnson	President and Chief Executive Officer, Altria Group Distribution Company	63
Denise F. Keane	Executive Vice President and General Counsel	63
Salvatore Mancuso	Senior Vice President, Strategy, Planning and Accounting	50
Brian W. Quigley	President and Chief Executive Officer, U.S. Smokeless Tobacco Company LLC	42
W. Hildebrandt Surgner, Jr.	Corporate Secretary and Senior Assistant General Counsel	50
Charles N. Whitaker	Senior Vice President, Human Resources, Compliance & Information Services and Chief Compliance Officer	49
Howard A. Willard III	Executive Vice President and Chief Operating Officer	52
All of the above-mentioned officers have been employed by Altria Group, Inc. or its subsidiaries in various capacities during the past five years.
Effective January 1, 2016, Mr. Dillard, previously Senior Vice President, Regulatory Affairs and Chief Innovation Officer, Altria Client Services LLC, was appointed Senior Vice President,

Research, Development and Regulatory Affairs, Altria Group, Inc.
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

Item 11. Executive Compensation.
Refer to “Executive Compensation,” “Compensation Committee Matters - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Matters - Compensation Committee Report for the Year Ended December 31, 2015” and “Board and Governance Matters - Directors - Director Compensation” sections of the proxy statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under Altria Group, Inc.’s equity compensation plans at December 31, 2015, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by shareholders (1)	1,221,985 (2)	$—	40,987,766 (3)

(1)
The following plans have been approved by Altria Group, Inc. shareholders and have shares referenced in column (a) or column (c): the 2010 Performance Incentive Plan, the 2015 Performance Incentive Plan and the 2015 Stock Compensation Plan for Non-Employee Directors.

(2)	Represents 1,221,985 shares of restricted stock units (also referred to as deferred stock).

(3)
Includes 39,994,482 shares available under the 2015 Performance Incentive Plan and 993,284 shares available under the 2015 Stock Compensation Plan for Non-Employee Directors, and excludes shares reflected in column (a).

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

4.5
Extension Agreement, effective August 19, 2014, among Altria Group, Inc. and the lenders thereto and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on August 21, 2014 (File No. 1-08940).

4.6
Extension Agreement, effective August 19, 2015, among Altria Group, Inc. and the lenders thereto and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on August 21, 2015 (File No. 1-08940).

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

10.19
Benefit Equalization Plan, effective September 2, 1974, as amended. Incorporated by reference to Altria Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08940).*

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

10.27	Deferred Fee Plan for Non-Employee Directors, as amended and restated effective October 28, 2015.*

10.28	2015 Stock Compensation Plan for Non-Employee Directors, as amended and restated effective October 28, 2015.*

10.29	2010 Performance Incentive Plan, effective on May 20, 2010. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement filed on April 9, 2010 (File No. 1-08940).*

10.30	2015 Performance Incentive Plan, effective on May 1, 2015. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement on Schedule 14A filed on April 9, 2015 (File No. 1-08940).*

10.31
Kraft Foods Inc. (now known as Mondelēz International, Inc.) Supplemental Benefits Plan I (including First Amendment adding Supplement A), as amended and restated effective as of January 1, 1996. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-08940).*

10.32	Form of Indemnity Agreement. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on October 30, 2006 (File No. 1-08940).

10.33	Form of Restricted Stock Agreement, dated as of January 25, 2012. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 27, 2012 (File No. 1-08940).*

10.34	Form of Restricted Stock Agreement, dated as of May 16, 2012. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on May 17, 2012 (File No. 1-08940).*

10.35	Form of Restricted Stock Agreement, dated as of January 29, 2013. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 31, 2013 (File No. 1-08940).*

10.36	Form of Deferred Stock Agreement, dated as of January 29, 2013. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 1-08940).*

10.37	Form of Restricted Stock Agreement, dated as of January 28, 2014. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 30, 2014 (File No. 1-08940).*

10.38	Form of Deferred Stock Agreement, dated as of January 28, 2014. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 1-08940).*

10.39	Form of Restricted Stock Unit Agreement, dated as of January 28, 2015. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 30, 2015 (File No. 1-08940).*

10.40	Form of Executive Confidentiality and Non-Competition Agreement. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 27, 2011 (File No. 1-08940).*

10.41	Time Sharing Agreement between Altria Client Services LLC and Martin J. Barrington, dated as of November 19, 2015.*

10.42
Time Sharing Agreement between Altria Client Services Inc. and David R. Beran, dated as of July 25, 2012. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 1-08940).*

10.43
Time Sharing Termination Letter from Altria Client Services Inc. to David R. Beran, dated February 27, 2015. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 (File No. 1-08940).*

10.44
Agreement and General Release between Altria Group, Inc. and David R. Beran, dated March 12, 2015. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 (File No. 1-08940).*

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
(Martin J. Barrington Chairman, Chief Executive Officer and President)

Date: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature		Title	Date

/s/ MARTIN J. BARRINGTON (Martin J. Barrington)		Director, Chairman, Chief Executive Officer and President	February 25, 2016

/s/ WILLIAM F. GIFFORD, JR. (William F. Gifford, Jr.)		Executive Vice President and Chief Financial Officer	February 25, 2016

/s/ IVAN S. FELDMAN (Ivan S. Feldman)		Vice President and Controller	February 25, 2016

* GERALD L. BALILES, JOHN T. CASTEEN III, DINYAR S. DEVITRE, THOMAS F. FARRELL II, THOMAS W. JONES, DEBRA J. KELLY-ENNIS, W. LEO KIELY III, KATHRYN B. MCQUADE, GEORGE MUÑOZ, NABIL Y. SAKKAB		Directors

*By:	/s/ MARTIN J. BARRINGTON (MARTIN J. BARRINGTON ATTORNEY-IN-FACT)		February 25, 2016