Form 10-Q
period 2016-03-31
ALTRIA GROUP, INC.
filed 2016-04-28
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
At April 19, 2016, there were 1,956,424,846 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$3,815	$2,369
Receivables	104	124
Inventories:
Leaf tobacco	994	957
Other raw materials	178	181
Work in process	436	444
Finished product	500	449
	2,108	2,031
Deferred income taxes	1,175	1,175
Other current assets	296	387
Total current assets	7,498	6,086
Property, plant and equipment, at cost	4,849	4,877
Less accumulated depreciation	2,894	2,895
	1,955	1,982
Goodwill	5,285	5,285
Other intangible assets, net	12,023	12,028
Investment in SABMiller	5,743	5,483
Finance assets, net	1,165	1,239
Other assets	394	360
Total Assets	$34,063	$32,463

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	March 31, 2016	December 31, 2015
Liabilities
Current portion of long-term debt	$4	$4
Accounts payable	208	400
Accrued liabilities:
Marketing	687	695
Employment costs	137	198
Settlement charges	4,760	3,590
Other	1,121	1,081
Income taxes	590	—
Dividends payable	1,109	1,110
Total current liabilities	8,616	7,078
Long-term debt	12,846	12,843
Deferred income taxes	5,606	5,663
Accrued pension costs	1,479	1,277
Accrued postretirement health care costs	2,314	2,245
Other liabilities	417	447
Total liabilities	31,278	29,553
Contingencies (Note 10)
Redeemable noncontrolling interest	37	37
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,818	5,813
Earnings reinvested in the business	27,367	27,257
Accumulated other comprehensive losses	(3,327)	(3,280)
Cost of repurchased stock (849,251,121 shares at March 31, 2016 and 845,901,836 shares at December 31, 2015)	(28,048)	(27,845)
Total stockholders’ equity attributable to Altria Group, Inc.	2,745	2,880
Noncontrolling interests	3	(7)
Total stockholders’ equity	2,748	2,873
Total Liabilities and Stockholders’ Equity	$34,063	$32,463
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net revenues	$6,066	$5,804
Cost of sales	1,874	1,797
Excise taxes on products	1,536	1,532
Gross profit	2,656	2,475
Marketing, administration and research costs	559	610
Asset impairment and exit costs	120	—
Operating income	1,977	1,865
Interest and other debt expense, net	200	209
Loss on early extinguishment of debt	—	228
Earnings from equity investment in SABMiller	(66)	(134)
Gain on derivative financial instrument	(40)	—
Earnings before income taxes	1,883	1,562
Provision for income taxes	665	544
Net earnings	1,218	1,018
Net earnings attributable to noncontrolling interests	(1)	—
Net earnings attributable to Altria Group, Inc.	$1,217	$1,018
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$0.62	$0.52
Dividends declared	$0.565	$0.52
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net earnings	$1,218	$1,018
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments	1	(1)
Benefit plans	(174)	42
SABMiller	126	(304)
Other comprehensive losses, net of deferred income taxes	(47)	(263)

Comprehensive earnings	1,171	755
Comprehensive earnings attributable to noncontrolling interests	(1)	—
Comprehensive earnings attributable to Altria Group, Inc.	$1,170	$755

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Year Ended December 31, 2015 and
the Three Months Ended March 31, 2016
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2014	$935	$5,735	$26,277	$(2,682)	$(27,251)	$(4)	$3,010
Net earnings (losses) (1)	—	—	5,241	—	—	(3)	5,238
Other comprehensive losses, net of deferred income taxes	—	—	—	(598)	—	—	(598)
Stock award activity	—	78	—	—	(40)	—	38
Cash dividends declared ($2.17 per share)	—	—	(4,261)	—	—	—	(4,261)
Repurchases of common stock	—	—	—	—	(554)	—	(554)
Balances, December 31, 2015	935	5,813	27,257	(3,280)	(27,845)	(7)	2,873
Net earnings (1)	—	—	1,217	—	—	—	1,217
Other comprehensive losses, net of deferred income taxes	—	—	—	(47)	—	—	(47)
Stock award activity	—	15	—	—	(35)	—	(20)
Cash dividends declared ($0.565 per share)	—	—	(1,107)	—	—	—	(1,107)
Repurchases of common stock	—	—	—	—	(168)	—	(168)
Other	—	(10)	—	—	—	10	—
Balances, March 31, 2016	$935	$5,818	$27,367	$(3,327)	$(28,048)	$3	$2,748

(1)
Amounts attributable to noncontrolling interests for the three months ended March 31, 2016 and for the year ended December 31, 2015 exclude net earnings of $1 million and $5 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section in the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash Provided by (Used in) Operating Activities
Net earnings	$1,218	$1,018
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	49	49
Deferred income tax benefit	(32)	(40)
Earnings from equity investment in SABMiller	(66)	(134)
Asset impairment and exit costs, net of cash paid	118	(1)
Loss on early extinguishment of debt	—	228
Cash effects of changes:
Receivables	20	25
Inventories	(79)	(62)
Accounts payable	(217)	(166)
Income taxes	645	541
Accrued liabilities and other current assets	(115)	(117)
Accrued settlement charges	1,170	1,051
Pension plan contributions	(3)	(4)
Pension provisions and postretirement, net	(18)	25
Other	(1)	85
Net cash provided by operating activities	2,689	2,498
Cash Provided by (Used in) Investing Activities
Capital expenditures	$(26)	$(48)
Proceeds from finance assets	56	147
Other	4	—
Net cash provided by investing activities	34	99
Cash Used in Financing Activities
Long-term debt repaid	—	(793)
Repurchases of common stock	(168)	(192)
Dividends paid on common stock	(1,108)	(1,026)
Premiums and fees related to early extinguishment of debt	—	(226)
Other	(1)	(7)
Cash used in financing activities	(1,277)	(2,244)
Cash and cash equivalents:
Increase	1,446	353
Balance at beginning of period	2,369	3,321
Balance at end of period	$3,815	$3,674
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At March 31, 2016, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged predominantly in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At March 31, 2016, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At March 31, 2016, Altria Group, Inc. also held approximately 27% of the economic and voting interest of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends. In November 2015, Anheuser-Busch InBev SA/NV (“AB InBev”) announced its firm offer to effect a business combination with SABMiller in a cash and stock transaction. For further discussion, see Note 4. Investment in SABMiller.

Share Repurchases

In July 2014, Altria Group, Inc.’s Board of Directors (the “Board of Directors”) authorized a $1.0 billion share repurchase program (the “July 2014 share repurchase program”). During the third quarter of 2015, Altria Group, Inc. completed the July 2014 share repurchase program, under which Altria Group, Inc. repurchased a total of 20.4 million shares of its common stock at an average price of $48.90 per share.

In July 2015, the Board of Directors authorized a $1.0 billion share repurchase program (the “July 2015 share repurchase program”). At March 31, 2016, Altria Group, Inc. had approximately $797 million remaining in the July 2015 share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria Group, Inc.’s share repurchase activity was as follows:

	For the Three Months Ended March 31,
	2016	2015
	(in millions, except per share data)
Total number of shares repurchased	2.8	3.6
Aggregate cost of shares repurchased	$168	$192
Average price per share of shares repurchased	$59.81	$53.03

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

These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

On January 1, 2016, Altria Group, Inc. adopted Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge (an asset). As a result of the adoption, $70 million of debt issuance costs have been presented on Altria Group, Inc.’s condensed consolidated balance sheet at March 31, 2016 as a deduction from the carrying amount of long-term debt. In addition, $72 million of debt issuance costs were reclassified from other assets to long-term debt on Altria Group, Inc.’s condensed consolidated balance sheet at December 31, 2015.

For a description of recently issued accounting guidance that Altria Group, Inc. has not yet adopted, see Note 12. Recent Accounting Guidance Not Yet Adopted.
Note 2. Asset Impairment, Exit and Implementation Costs:

In January 2016, Altria Group, Inc. announced a productivity initiative designed to maintain its operating companies’ leadership and cost competitiveness. The initiative reduces spending on certain selling, general and administrative infrastructure and implements a leaner organizational structure. As a result of this initiative, Altria Group, Inc. expects to incur total pre-tax restructuring charges of approximately $140 million, or $0.05 per share, substantially all of which are expected to be recorded in 2016 and result in cash expenditures. The charges consist of employee separation costs of approximately $120 million and other associated costs of approximately $20 million.

Pre-tax restructuring charges of $122 million, or $0.04 per share, recorded in connection with the productivity initiative consisted of the following:

	For the Three Months Ended March 31, 2016
	Asset Impairment and Exit Costs (1)	Implementation Costs	Total
	(in millions)
Smokeable products	$97	$2	$99
Smokeless products	13	—	13
All other	5	—	5
General corporate	5	—	5
Total	$120	$2	$122

(1) Includes termination and curtailment costs of $20 million. See Note 3. Benefit Plans.

The movement in the restructuring liabilities (excluding termination and curtailment costs), substantially all of which are severance liabilities, was as follows:

For the Three Months Ended March 31, 2016
(in millions)
Charges	$100
Cash spent	(2)
Balances at March 31, 2016	$98

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

Components of Net Periodic Benefit Cost

Net periodic benefit cost consisted of the following:

	For the Three Months Ended March 31,
	Pension		Postretirement
	2016	2015	2016	2015
	(in millions)
Service cost	$18	$21	$4	$4
Interest cost	71	84	21	26
Expected return on plan assets	(138)	(135)	—	—
Amortization:
Net loss	44	59	7	12
Prior service cost (credit)	1	2	(10)	(10)
Termination and curtailment	20	—	—	—
Net periodic benefit cost	$16	$31	$22	$32

Termination and curtailment costs shown in the table above were related to the productivity initiative discussed in Note 2. Asset Impairment, Exit and Implementation Costs. In conjunction with the curtailment, in the first quarter of 2016 Altria Group, Inc. remeasured the pension benefit obligations, pension plan assets and postretirement benefit obligations of its impacted benefit plans. This remeasurement resulted in an increase to the liabilities for accrued pension costs and accrued postretirement health care costs of approximately $250 million and $70 million, respectively, and a corresponding increase to accumulated other comprehensive losses.
Employer Contributions

Altria Group, Inc. makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. Employer contributions of $3 million were made to Altria Group, Inc.’s pension plans during the three months ended March 31, 2016. Currently, Altria Group, Inc. anticipates making additional employer contributions to its pension plans during the remainder of 2016 of approximately $30 million to $75 million, based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.
Note 4. Investment in SABMiller:

At March 31, 2016, Altria Group, Inc. held approximately 27% of the economic and voting interest of SABMiller. Altria Group, Inc. accounts for its investment in SABMiller under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

AB InBev and SABMiller Business Combination

In November 2015, AB InBev announced its firm offer to effect a business combination with SABMiller in a cash and stock transaction valued at approximately $107 billion. Under the terms of the transaction, SABMiller shareholders will receive 44 British pounds (“GBP”) in cash for each SABMiller share, with a partial share alternative (“PSA”) available for approximately 41% of the SABMiller shares.

Under the terms of the PSA, SABMiller shareholders may elect to receive for each SABMiller share held (i) 0.483969 restricted shares (the “Restricted Shares”) in a newly formed Belgian company (“NewCo”) that will own the combined SABMiller and AB InBev business plus (ii) 3.7788 GBP in cash.

If the transaction is completed, NewCo will acquire SABMiller and, following the closing of that acquisition, AB InBev will merge into NewCo. Altria Group, Inc. expects to exchange its approximate 27% economic and voting interest in SABMiller for an interest that will be converted into Restricted Shares representing an approximate 10.5% economic and voting interest in NewCo plus approximately $2.5 billion in pre-tax cash (subject to proration as described in the 2015 Form 10-K).

Upon closing of the transaction, Altria Group, Inc. estimates that it will record a one-time pre-tax accounting gain of approximately $12 billion, or $8 billion after-tax. This estimate is based on the AB InBev share price, GBP to United States dollar (“USD”) exchange rate and book value of Altria Group, Inc.’s investment in SABMiller at March 31, 2016. The actual gain recorded at closing may vary significantly from this estimate based on changes to these factors, the impact of dispositions related to the transaction and any proration of Restricted Shares.

The transaction is subject to certain closing conditions, including shareholder approvals of both SABMiller and AB InBev, and receipt of the required regulatory approvals.

Derivative Financial Instrument

In November 2015, Altria Group, Inc. entered into a derivative financial instrument in the form of a put option (the “option”) to hedge Altria Group, Inc.’s exposure to foreign currency exchange rate movements for the GBP, which would impact the USD cash consideration that Altria Group, Inc. expects to receive under the PSA. Altria Group, Inc. has the ability to exercise or terminate the option up to its expiration date of May 11, 2017. The notional amount of the option is $2,467 million (1,625 million GBP). The option does not qualify for hedge accounting; therefore, changes in the fair value of the option will be recorded as a pre-tax gain or loss in Altria Group, Inc.’s consolidated statement of earnings for the periods in which the changes occur. For the three months ended March 31, 2016, Altria Group, Inc. recorded a pre-tax gain of $40 million for the change in the fair value of the option, which was included in gain on derivative financial instrument.

The fair value of the option is determined using a binomial option pricing model, which reflects the contractual terms of the option and other observable market-based inputs, and is classified in Level 2 of the fair value hierarchy. At March 31, 2016 and December 31, 2015, the fair value of the option of $192 million and $152 million, respectively, was recorded in other current assets in Altria Group, Inc.’s condensed consolidated balance sheets.
Note 5. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
Net earnings attributable to Altria Group, Inc.	$1,217	$1,018
Less: Distributed and undistributed earnings attributable to unvested restricted shares and restricted stock units	(2)	(2)
Earnings for basic and diluted EPS	$1,215	$1,016

Weighted-average shares for basic and diluted EPS	1,956	1,966

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

	For the Three Months Ended March 31, 2016
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2015	$(5)	$(2,010)	$(1,265)		$(3,280)

Other comprehensive earnings (losses) before reclassifications	1	(318)	182		(135)
Deferred income taxes	—	122	(64)		58
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	1	(196)	118		(77)

Amounts reclassified to net earnings	—	36	12		48
Deferred income taxes	—	(14)	(4)		(18)
Amounts reclassified to net earnings, net of deferred income taxes	—	22	8		30

Other comprehensive earnings (losses), net of deferred income taxes	1	(174)	126	(1)	(47)

Balances, March 31, 2016	$(4)	$(2,184)	$(1,139)		$(3,327)

	For the Three Months Ended March 31, 2015
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2014	$(2)	$(2,040)	$(640)		$(2,682)

Other comprehensive losses before reclassifications	(1)	—	(471)		(472)
Deferred income taxes	—	—	164		164
Other comprehensive losses before reclassifications, net of deferred income taxes	(1)	—	(307)		(308)

Amounts reclassified to net earnings	—	68	4		72
Deferred income taxes	—	(26)	(1)		(27)
Amounts reclassified to net earnings, net of deferred income taxes	—	42	3		45

Other comprehensive (losses) earnings, net of deferred income taxes	(1)	42	(304)	(1)	(263)

Balances, March 31, 2015	$(3)	$(1,998)	$(944)		$(2,945)
(1) For the three months ended March 31, 2016 and 2015, Altria Group, Inc.’s proportionate share of SABMiller’s other comprehensive earnings/losses consisted primarily of currency translation adjustments.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
Benefit Plans: (1)
Net loss	$55	$76
Prior service cost/credit	(19)	(8)
	36	68

SABMiller (2)	12	4

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$48	$72

(1) Amounts are included in net defined benefit plan costs. For further details, see Note 3. Benefit Plans.

(2) Amounts are included in earnings from equity investment in SABMiller.
Note 7. Segment Reporting:

The products of Altria Group, Inc.’s subsidiaries include smokeable tobacco products, consisting of cigarettes manufactured and sold by PM USA and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; smokeless tobacco products, substantially all of which are manufactured and sold by USSTC; and wine produced and/or distributed by Ste. Michelle. The products and services of these subsidiaries constitute Altria Group, Inc.’s reportable segments of smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in all other.

Altria Group, Inc.’s chief operating decision maker reviews operating companies income to evaluate the performance of, and allocate resources to, the segments. Operating companies income for the segments is defined as operating income before general corporate expenses and amortization of intangibles. Interest and other debt expense, net, and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by Altria Group, Inc.’s chief operating decision maker.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
Net revenues:
Smokeable products	$5,422	$5,221
Smokeless products	479	430
Wine	145	134
All other	20	19
Net revenues	$6,066	$5,804
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$1,751	$1,686
Smokeless products	280	251
Wine	28	27
All other	(21)	(41)
Amortization of intangibles	(5)	(5)
General corporate expenses	(51)	(53)
Corporate asset impairment and exit costs	(5)	—
Operating income	1,977	1,865
Interest and other debt expense, net	(200)	(209)
Loss on early extinguishment of debt	—	(228)
Earnings from equity investment in SABMiller	66	134
Gain on derivative financial instrument	40	—
Earnings before income taxes	$1,883	$1,562

The comparability of operating companies income for the reportable segments was affected by the following:

Non-Participating Manufacturer (“NPM”) Adjustment Items - Pre-tax expense for NPM adjustment items was recorded in Altria Group, Inc.’s condensed consolidated statement of earnings as follows:

For the Three Months Ended March 31, 2016
(in millions)
Smokeable products segment	$12
Interest and other debt expense, net	6
Total	$18
NPM adjustment items result from the settlement of, and determinations made in connection with, disputes with certain states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement (such settlements and determinations are referred to collectively as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 10. Contingencies). The amount shown in the table above for the smokeable products segment was recorded by PM USA as an increase to cost of sales, which decreased operating companies income in the smokeable products segment.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Tobacco and Health Litigation Items - Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
Smokeable products segment	$26	$43
Interest and other debt expense, net	12	—
Total	$38	$43
During the first quarter of 2016, PM USA recorded pre-tax charges, primarily related to the Aspinall case, of $26 million in marketing, administration and research costs and $12 million in interest costs. During the first quarter of 2015, PM USA and certain other cigarette manufacturers reached an agreement to resolve approximately 415 pending federal Engle progeny cases. As a result of the agreement, during the first quarter of 2015, PM USA recorded a pre-tax provision of approximately $43 million in marketing, administration and research costs. For further discussion, see Note 10. Contingencies.
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

At March 31, 2016, finance assets, net, of $1,165 million were comprised of investments in finance leases of $1,205 million, reduced by the allowance for losses of $40 million. At December 31, 2015, finance assets, net, of $1,239 million were comprised of investments in finance leases of $1,281 million, reduced by the allowance for losses of $42 million.

PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. PMCC believes that, as of March 31, 2016, the allowance for losses of $40 million was adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may increase or decrease its allowance for losses if such conditions change in the future.
The activity in the allowance for losses on finance assets was as follows:

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
Balance at beginning of the year	$42	$42
Decrease to allowance	(2)	—
Balance at March 31	$40	$42

All PMCC lessees were current on their lease payment obligations as of March 31, 2016.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The credit quality of PMCC’s investments in finance leases as assigned by Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”) at March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
	(in millions)
Credit Rating by Standard & Poor’s/Moody’s:
“AAA/Aaa” to “A-/A3”	$213	$212
“BBB+/Baa1” to “BBB-/Baa3”	603	702
“BB+/Ba1” and Lower	389	367
Total	$1,205	$1,281
Note 9. Debt:

At March 31, 2016 and December 31, 2015, Altria Group, Inc. had no short-term borrowings.

Long-term Debt

With respect to $3.4 billion aggregate principal amount of Altria Group, Inc.’s senior unsecured long-term notes issued in 2008 and 2009, the interest rate payable on each series of notes was subject to adjustment from time to time if the rating assigned to the notes of such series by Moody’s or Standard & Poor’s was downgraded (or subsequently upgraded) as and to the extent set forth in the terms of the notes. As a result of credit rating upgrades by both Moody’s and Standard & Poor’s in the first quarter of 2016, this provision terminated in accordance with its terms.
On January 1, 2016, Altria Group, Inc. adopted ASU No. 2015-03. For further discussion, see Note 1. Background and Basis of Presentation.

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

Altria Group, Inc.’s estimate of the fair value of its debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.’s total long-term debt at March 31, 2016 and December 31, 2015, was $15.5 billion and $14.5 billion, respectively, as compared with its carrying value of $12.9 billion and $12.8 billion, respectively.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of April 25, 2016, April 20, 2015 and April 21, 2014:

	April 25, 2016	April 20, 2015	April 21, 2014
Individual Smoking and Health Cases (1)	62	64	70
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	5	5	6
Health Care Cost Recovery Actions (3)	1	1	1
“Lights/Ultra Lights” Class Actions	11	12	15

(1) Does not include 2,498 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. Also, does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (discussed below in Smoking and Health Litigation - Engle Class Action).
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
(3) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

International Tobacco-Related Cases

As of April 25, 2016, PM USA is a named defendant in ten health care cost recovery actions in Canada, eight of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.

Tobacco-Related Cases Set for Trial

As of April 25, 2016, six Engle progeny cases are set for trial through June 30, 2016. There are no individual smoking and health cases, medical monitoring cases or “Lights/Ultra Lights” class actions against PM USA set for trial during this period. Cases against other companies in the tobacco industry are scheduled for trial during this period. Trial dates are subject to change.

Trial Results

Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 61 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 41 of the 61 cases. These 41 cases were tried in Alaska (1), California (7), Florida (10), Louisiana (1), Massachusetts (2), Mississippi (1), Missouri (4), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2). A motion for a new trial was granted in one of the cases in Florida and in the case in Alaska. In the Alaska case (Hunter), the trial court withdrew its order for a new trial upon PM USA’s motion for reconsideration. In December 2015, the Alaska Supreme Court reversed the trial court decision and remanded the case with directions for the trial court to reassess whether to grant a new trial. In March 2016, the trial court granted a new trial and PM USA filed a petition for review of that order with the Alaska Supreme Court. The retrial currently is scheduled to begin October 17, 2016. See Types and Number of Cases above for a discussion of the trial results in In re: Tobacco Litigation (West Virginia consolidated cases).

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Of the 20 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 15 have reached final resolution. A verdict against defendants in one health care cost recovery case (Blue Cross/Blue Shield) was reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006, but plaintiffs sought to reinstate the verdict, which an intermediate appellate court ordered in April 2014. In November 2015, the Illinois Supreme Court vacated the Fifth Judicial District’s decision, finding that the plaintiffs filed the wrong motion in the wrong court, and the plaintiffs filed a new motion with the Illinois Supreme Court seeking to recall its original mandate, which the court denied in January 2016. See “Lights/Ultra Lights” Cases - The Price Case below for a discussion of developments in Price.

As of April 25, 2016, 96 state and federal Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision as follows: 53 verdicts were returned in favor of plaintiffs; 41 verdicts were returned in favor of PM USA. Two verdicts that were initially returned in favor of plaintiff were reversed on appeal. One was remanded for a new trial; the other is now subject to en banc review in the appellate court. See Smoking and Health Litigation - Engle Progeny Trial Court Results below for a discussion of these verdicts.

Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation)

After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments (and related costs and fees) totaling approximately $336 million and interest totaling approximately $148 million as of April 25, 2016. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $35 million, interest totaling approximately $7 million and payment of approximately $43 million in connection with the Federal Engle Agreement, discussed below.

The changes in Altria Group, Inc.’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below are as follows:

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
Accrued liability for tobacco and health litigation items at beginning of period	$132	$39
Pre-tax charges for:
Tobacco and health judgments	4	—
Related interest costs	2	—
Agreement to resolve federal Engle progeny cases	—	43
Agreement to resolve Aspinall including interest costs	32	—
Payments	(17)	(5)
Accrued liability for tobacco and health litigation items at end of period	$153	$77

The accrued liability for tobacco and health litigation items, including related interest costs, was included in liabilities on Altria Group, Inc.’s condensed consolidated balance sheets. Pre-tax charges for tobacco and health judgments, the agreement to resolve federal Engle progeny cases and the agreement to resolve the Aspinall case were included in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net on Altria Group, Inc.’s condensed consolidated statements of earnings.

Security for Judgments

To obtain stays of judgments pending current appeals, as of March 31, 2016, PM USA has posted various forms of security totaling approximately $99 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheet.

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

Non-Engle Progeny Litigation

Summarized below are the non-Engle progeny smoking and health cases pending during 2016 in which verdicts were returned in favor of plaintiffs and against PM USA. Charts listing the verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.

Bullock: In December 2015, a jury in the U.S. District Court for the Central District of California returned a verdict in favor of plaintiff, awarding $900,000 in compensatory damages. In January 2016, the plaintiff moved for a new trial, which the district court denied in February 2016. In March 2016, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit and plaintiff cross-appealed.

Schwarz: In March 2002, an Oregon jury awarded $168,500 in compensatory damages and $150 million in punitive damages against PM USA. In May 2002, the trial court reduced the punitive damages award to $100 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2010, the Oregon Supreme Court affirmed the court of appeals’ decision and remanded the case to the trial court for a new trial limited to the question of punitive damages. In December 2010, the Oregon Supreme Court reaffirmed its earlier ruling and awarded PM USA approximately $500,000 in costs. Trial on the amount of punitive damages began in January 2012. In February 2012, the jury awarded plaintiff $25 million in punitive damages. In July 2015, the Oregon Court of Appeals affirmed the judgment in favor of plaintiff and in September 2015, PM USA filed a petition for review with the Oregon Supreme Court, which the court denied in November 2015. In the fourth quarter of 2015, PM USA recorded a provision on its consolidated balance sheet of approximately $34 million for the judgment plus interest and associated costs. In February 2016, PM USA filed a petition for writ of certiorari with the United States Supreme Court.

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

Engle Progeny Cases

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s Engle decision, expired in January 2008. As of April 25, 2016, approximately 2,860 state court cases were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 3,700 state court plaintiffs.  Because of a number of factors, including, but not limited to, docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the Federal Engle Agreement (discussed below) resolved nearly all Engle progeny cases pending in federal court, as of April 25, 2016, 21 cases were pending against PM USA in federal court representing the cases excluded from that agreement.

Agreement to Resolve Federal Engle Progeny Cases

In February 2015, PM USA, R.J. Reynolds Tobacco Company (“R.J. Reynolds”) and Lorillard Tobacco Company (“Lorillard”) reached a tentative agreement to resolve approximately 415 pending federal Engle progeny cases (the “Federal Engle Agreement”). Under the terms of the Federal Engle Agreement, PM USA paid into escrow approximately $43 million in March

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2015. PM USA recorded a pre-tax provision of approximately $43 million in the first quarter of 2015. Federal cases that were in trial as of February 25, 2015 and those that previously reached final verdict were not included in the Federal Engle Agreement. The Federal Engle Agreement was conditioned on approval by all federal court plaintiffs in the cases resolved by the Federal Engle Agreement or as the parties otherwise agree. The parties satisfied all conditions and, in December 2015, the cases subject to the Federal Engle Agreement were dismissed, and the escrow funds were moved to the plaintiffs’ settlement fund.

Engle Progeny Trial Results

As of April 25, 2016, 96 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Fifty-three verdicts were returned in favor of plaintiffs and two verdicts (Graham and Skolnick) that were initially returned in favor of plaintiffs were reversed on appeal and remain pending. Graham is now subject to en banc review in the appellate court; Skolnick was remanded for a new trial.

Forty-one verdicts were returned in favor of PM USA, of which 32 were state cases (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Russo (formerly Frazier), C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious, Szymanski, Hancock, D. Cohen, LaMotte, J. Campbell, Dombey, Haldeman, Blasco, Gonzalez, Banks, Surico, Baum, Bishop, Vila, McMannis, Collar, Suarez, Shulman, Ewing and E. Smith) and 9 were federal cases (Gollihue, McCray, Denton, Wilder, Jacobson, Reider, Davis, Starbuck and Sowers). In addition, there have been a number of mistrials, only some of which have resulted in new trials as of April 25, 2016. The juries in the Reider and Banks cases returned zero damages verdicts in favor of PM USA. The juries in the Weingart and Hancock cases returned verdicts against PM USA awarding no damages, but the trial court in each case granted an additur.

The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs (including Hancock, where the verdict originally was returned in favor of PM USA). The first chart lists such cases that are pending as of April 25, 2016; the second chart lists such cases that were pending within the previous 12 months, but that are now concluded.

Currently-Pending Cases
________________________________________________________________________________________________________________________________
Plaintiff: Purdo
Date:     April 2016

Verdict:
A Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of $21 million and allocating 12% of the fault to PM USA (an amount of $2.52 million). The jury also awarded $6.25 million in punitive damages against each defendant.
________________________________________________________________________________________________________________________________
Plaintiff: McCall
Date:     March 2016

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA awarding compensatory damages of $350,000 and allocating 25% of the fault to PM USA (an amount of $87,500).

Post-Trial Developments:
In March 2016, PM USA filed a motion to set aside the verdict and to enter judgment in its favor.
________________________________________________________________________________________________________________________________
Plaintiff: Ahrens
Date:     February 2016

Verdict:
A Pinellas County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $9 million in compensatory damages and allocating 24% of the fault to PM USA. The jury also awarded $2.5 million in punitive damages against each defendant.

Post-Trial Developments:
In February 2016, the trial court entered final judgment against PM USA and R.J. Reynolds without any deduction for

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

plaintiff’s comparative fault and defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. In March 2016, the trial court denied defendants’ post-trial motions. In April 2016, defendants filed a notice of appeal to the Florida Second District Court of Appeal and posted a bond in the amount of $2.5 million.
________________________________________________________________________________________________________________________________
Plaintiff: Ledoux
Date:     December 2015

Verdict:
A Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $10 million in compensatory damages and allocating 47% of the fault to PM USA. The jury also awarded plaintiff $12.5 million in punitive damages against each defendant.

Post-Trial Developments:
In January 2016, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial, and the trial court entered final judgment against PM USA and R.J. Reynolds without any deduction for plaintiff’s comparative fault. In February 2016, the trial court denied defendants’ post-trial motions. In March 2016, defendants filed a notice of appeal to the Florida Third District Court of Appeal and posted a bond in the amount of $2.5 million.
________________________________________________________________________________________________________________________________
Plaintiff: Barbose
Date:     November 2015

Verdict:
A Pasco County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $10 million in compensatory damages and allocating 42.5% of the fault to PM USA. The jury also awarded plaintiff $500,000 in punitive damages against each defendant.

Post-Trial Developments:
In November 2015, the court entered final judgment in favor of plaintiff without any deduction for plaintiff’s comparative fault and in December 2015, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial, which the court denied in January 2016. In February 2016, PM USA posted a bond in the amount of $2.5 million and filed a notice of appeal to the Florida Second District Court of Appeal.
________________________________________________________________________________________________________________________________
Plaintiff: Tognoli
Date:     November 2015

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA awarding $1.05 million in compensatory damages and allocating 15% of the fault to PM USA (an amount of $157,500).

Post-Trial Developments:
In December 2015, PM USA filed a motion to set aside the verdict and for judgment in accordance with its motion for directed verdict. In January 2016, the trial court entered final judgment against PM USA with a deduction for plaintiff’s comparative fault and plaintiff filed an appeal to the Florida Fourth District Court of Appeal. Additionally, the trial court denied PM USA’s post-trial motions and PM USA cross-appealed.
________________________________________________________________________________________________________________________________
Plaintiff: Danielson
Date:     November 2015

Verdict:
An Escambia County jury returned a verdict in favor of plaintiff and against PM USA awarding $325,000 in compensatory damages and allocating 49% of the fault to PM USA. The jury also awarded plaintiff $325,000 in punitive damages.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Post-Trial Developments:
In November 2015, plaintiff filed a motion to enforce the parties’ pretrial stipulation of $2.3 million in economic damages. The plaintiff also filed a motion for an additur or, in the alternative, for a new trial and PM USA filed post-trial motions, including a motion concerning the proper form of judgment and for a new trial. In December 2015, the trial court granted plaintiff’s motion for a new trial on damages and denied PM USA’s post-trial motions. In January 2016, PM USA filed a notice of appeal to the Florida First District Court of Appeal.
________________________________________________________________________________________________________________________________
Plaintiff: Marchese
Date:     October 2015

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $1 million in compensatory damages and allocating 22.5% of the fault to PM USA (an amount of $225,000). The jury also awarded plaintiff $250,000 in punitive damages against each defendant.

Post-Trial Developments:
In October 2015, defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. In November 2015, the court entered final judgment in favor of plaintiff. In April 2016, the court denied defendants’ post-trial motions and amended the final judgment to apply the comparative fault deduction.
________________________________________________________________________________________________________________________________
Plaintiff: Duignan
Date:     September 2015

Verdict:
A Pinellas County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $6 million in compensatory damages and allocating 37% of the fault to PM USA. The jury also awarded plaintiff $3.5 million in punitive damages against PM USA.

Post-Trial Developments:
In September 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault, and PM USA filed various post-trial motions, including motions to set aside the verdict and for a new trial, which the court denied in October 2015. In November 2015, PM USA and R.J. Reynolds filed a notice of appeal to the Florida Second District Court of Appeal and PM USA posted a bond in the amount of approximately $2.7 million.
________________________________________________________________________________________________________________________________
Plaintiff: Cooper
Date:     September 2015

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $4.5 million in compensatory damages and allocating 10% of the fault to PM USA (an amount of $450,000).

Post-Trial Developments:
In September 2015, defendants filed various post-trial motions, including motions to set aside the verdict and for a directed verdict. In January 2016, the trial court denied PM USA’s post-trial motions. In February 2016, the trial court entered final judgment in favor of plaintiff, reducing the compensatory damages award against PM USA to approximately $300,000. In March 2016, PM USA and R.J. Reynolds filed a notice of appeal in the Florida Fourth District Court of Appeal and PM USA posted a bond in the amount of approximately $300,000.
________________________________________________________________________________________________________________________________
Plaintiff: Jordan
Date:     August 2015

Verdict:
A Duval County jury returned a verdict in favor of plaintiff and against PM USA awarding approximately $7.8 million in compensatory damages and allocating 60% of the fault to PM USA. The jury also awarded approximately $3.2 million in punitive damages.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Post-Trial Developments:
In August 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault, but reduced the compensatory damages to approximately $6.4 million. PM USA filed various post-trial motions, including motions to set aside the verdict and for a new trial, which the court denied in December 2015. PM USA subsequently filed a notice of appeal to the Florida First District Court of Appeal and plaintiff cross-appealed.
________________________________________________________________________________________________________________________________
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
________________________________________________________________________________________________________________________________
Plaintiff: McCoy
Date:     July 2015

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds and Lorillard awarding $1.5 million in compensatory damages and allocating 20% of the fault to PM USA (an amount of $300,000). The jury also awarded $3 million in punitive damages against each defendant.

Post-Trial Developments:
In July 2015, defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. In August 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. In January 2016, the trial court denied defendants’ post-trial motions and amended the final judgment to apply the comparative fault deduction. Subsequently, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal, PM USA posted a bond in the amount of approximately $1.65 million and plaintiff filed a notice of cross-appeal.
________________________________________________________________________________________________________________________________
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
________________________________________________________________________________________________________________________________
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
________________________________________________________________________________________________________________________________
Plaintiff: Pollari
Date:     March 2015

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $10 million in compensatory damages and allocating 42.5% of the fault to PM USA (an amount of $4.25 million). The jury also awarded $1.5 million in punitive damages against each defendant.

Post-Trial Developments:
In April 2015, defendants filed post-trial motions, including motions to set aside the verdict and for a new trial, and the trial court entered final judgment without any deduction for plaintiff’s comparative fault. In January 2016, the trial court denied defendants’ post-trial motions and amended the final judgment to apply the comparative fault deduction. Also in January 2016, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and PM USA posted a bond in the amount of $2.5 million. In February 2016, plaintiff cross-appealed.
________________________________________________________________________________________________________________________________
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
________________________________________________________________________________________________________________________________
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
________________________________________________________________________________________________________________________________
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
________________________________________________________________________________________________________________________________
Plaintiff: D. Brown
Date:     January 2015

Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict against PM USA awarding plaintiff approximately $8.3 million in compensatory damages and allocating 55% of the fault to PM USA. The jury also awarded plaintiff $9 million in punitive damages.

Post-Trial Developments:
In February 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. In March 2015, PM USA filed various post-trial motions, including motions to alter or amend the judgment and for a new trial or, in the alternative, remittitur of the damages awards, all of which the court denied. In July 2015, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In August 2015, the Court of Appeals granted PM USA’s motion to stay the appeal pending final disposition in the Graham case, discussed below.
________________________________________________________________________________________________________________________________
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
________________________________________________________________________________________________________________________________
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
________________________________________________________________________________________________________________________________
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
________________________________________________________________________________________________________________________________
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
________________________________________________________________________________________________________________________________
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
________________________________________________________________________________________________________________________________
Plaintiff: Berger
Date:     September 2014

Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict against PM USA awarding plaintiff $6.25 million in compensatory damages and allocating 60% of the fault to PM USA. The jury also awarded $20.76 million in punitive damages.

Post-Trial Developments:
The trial court entered final judgment in September 2014 without any deduction for plaintiff’s comparative fault. In October 2014, plaintiff agreed to waive the bond for the appeal. Also in October 2014, PM USA filed a motion for a new trial or, in the alternative, remittitur of the jury’s damages awards. In April 2015, the trial court granted PM USA’s post-verdict motion in part and vacated the punitive damages award. In November 2015, the court entered final judgment with a deduction for plaintiff’s comparative fault. In December 2015, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In April 2016, plaintiff filed a motion to reinstate the jury’s punitive damages award or, alternatively, for a new trial on punitive damages, citing the Soffer decision (allowing Engle progeny plaintiffs to seek punitive damages on their negligence and strict liability claims) discussed below under Engle Progeny Appellate Issues. Also in April 2016, PM USA filed a motion to stay post-trial proceedings pending the Eleventh Circuit’s final disposition in the Graham case, discussed below.
________________________________________________________________________________________________________________________________

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
________________________________________________________________________________________________________________________________
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
________________________________________________________________________________________________________________________________
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
________________________________________________________________________________________________________________________________
Plaintiff: Bowden
Date:    March 2014

Verdict:
A Duval County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded plaintiff $5 million in compensatory damages and allocated 30% of the fault to PM USA (an amount of $1.5 million).

Post-Trial Developments:
The trial court entered final judgment in March 2014 with a deduction for plaintiff’s comparative fault. In April 2014, defendants filed post-trial motions, including motions for a new trial and to set aside the verdict. In May 2014, the court denied defendants’ post-trial motions. In June 2014, defendants filed a notice of appeal to the Florida First District Court of Appeal, and PM USA posted a bond in the amount of $1.5 million. In February 2016, the Florida First District Court of Appeal affirmed the trial court’s decision in favor of plaintiff. In the first quarter of 2016, PM USA recorded a provision on its

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

condensed consolidated balance sheet of approximately $1.6 million for the judgment plus interest.
________________________________________________________________________________________________________________________________
Plaintiff: Skolnick
Date:    June 2013

Verdict:
A Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded plaintiff $2.555 million in compensatory damages and allocated 30% of the fault to each defendant (an amount of $766,500).

Post-Trial Developments:
In June 2013, defendants and plaintiff filed post-trial motions. The trial court entered final judgment with a deduction for plaintiff’s comparative fault. In November 2013, the trial court denied plaintiff’s post-trial motion and, in December 2013, denied defendants’ post-trial motions. Defendants filed a notice of appeal to the Florida Fourth District Court of Appeal, and plaintiff cross-appealed in December 2013. Also in December 2013, PM USA posted a bond in the amount of $766,500. In July 2015, the District Court of Appeal reversed the compensatory damages award and ordered judgment in favor of defendants on the strict liability and negligence claims, but remanded plaintiff’s conspiracy and concealment claims for a new trial. In August 2015, defendants filed a motion for rehearing, and plaintiff filed a motion for clarification, which the District Court of Appeal denied in September 2015.
________________________________________________________________________________________________________________________________
Plaintiff: Starr-Blundell
Date:    June 2013

Verdict:
A Duval County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded plaintiff $500,000 in compensatory damages and allocated 10% of the fault to each defendant (an amount of $50,000).

Post-Trial Developments:
In June 2013, the defendants filed a motion to set aside the verdict and to enter judgment in accordance with their motion for directed verdict or, in the alternative, for a new trial, which was denied in October 2013. In November 2013, the trial court entered final judgment with a deduction for plaintiff’s comparative fault. In December 2013, plaintiff filed a notice of appeal to the Florida First District Court of Appeal. Plaintiff agreed to waive the bond for the appeal. In May 2015, the Florida First District Court of Appeal affirmed the final judgment. In June 2015, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In July 2015, the Florida Supreme Court stayed the case pending the outcome of Soffer, discussed below under Engle Progeny Appellate Issues. In April 2016, the Florida Supreme Court ordered defendants to show cause as to why the case should not be remanded in light of the Soffer decision. In the first quarter of 2016, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $55,000 for the judgment plus interest and associated costs.
________________________________________________________________________________________________________________________________
Plaintiff: Graham
Date:    May 2013

Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $2.75 million in compensatory damages and allocated 10% of the fault to PM USA (an amount of $275,000).

Post-Trial Developments:
In June 2013, defendants filed several post-trial motions, including motions for judgment as a matter of law and for a new trial, which the trial court denied in September 2013. The trial court entered final judgment with a deduction for plaintiff’s comparative fault. In October 2013, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit arguing that Engle progeny plaintiffs’ product liability claims are impliedly preempted by federal law, and PM USA posted a bond in the amount of $277,750. In April 2015, the U.S. Court of Appeals for the Eleventh Circuit found in favor of defendants on the basis of federal preemption, reversed the trial court’s denial of judgment as a matter of law, and plaintiff filed a petition for rehearing en banc or panel rehearing. In January 2016, the Eleventh Circuit granted a rehearing en banc on both the preemption and due process issues.
________________________________________________________________________________________________________________________________

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

Post-Trial Developments:
In June 2013, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. In July 2013, defendants filed various post-trial motions, including motions requesting reductions in damages. In September 2013, the district court reduced the compensatory damages award to $1 million and the punitive damages award to $1.67 million against each defendant. The district court denied all other post-trial motions. Plaintiff filed a motion to reconsider the district court’s remittitur and, in the alternative, to certify the issue to the U.S. Court of Appeals for the Eleventh Circuit, both of which the court denied in October 2013. In November 2013, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In December 2013, defendants filed an amended notice of appeal after the district court corrected a clerical error in the final judgment, and PM USA posted a bond in the amount of approximately $2.2 million.
________________________________________________________________________________________________________________________________
Plaintiff: Buchanan
Date:     December 2012

Verdict:
A Leon County jury returned a verdict in favor of plaintiff and against PM USA and Liggett Group. The jury awarded $5.5 million in compensatory damages and allocated 37% of the fault to each of the defendants.

Post-Trial Developments:
In December 2012, defendants filed several post-trial motions, including motions for a new trial and to set aside the verdict. In March 2013, the trial court denied all motions and entered final judgment against PM USA and Liggett Group without any deduction for plaintiff’s comparative fault. In April 2013, defendants filed a notice of appeal to the Florida First District Court of Appeal, and PM USA posted a bond in the amount of $2.5 million. In July 2014, the Florida First District Court of Appeal affirmed the judgment, but certified to the Florida Supreme Court the issue of the statute of repose, which was before the court in Hess. In August 2014, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In September 2014, the Florida Supreme Court stayed the case pending the outcome of Hess. In April 2015, the Florida Supreme Court rejected the statute of repose defense in Hess, and PM USA moved for a rehearing. In September 2015, the Florida Supreme Court denied PM USA’s rehearing petition in Hess. In the third quarter of 2015, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $4.1 million for the judgment plus interest and associated costs. In February 2016, the Florida Supreme Court declined to accept jurisdiction of PM USA’s petition for review and PM USA posted a rider increasing the amount of its bond to $5.5 million.
________________________________________________________________________________________________________________________________
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
________________________________________________________________________________________________________________________________
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

Post-Trial Developments:
In May and June 2012, defendants filed motions to set aside the verdict and for a new trial. In August 2012, the trial court denied the remaining post-trial motions, reduced the compensatory damages to $16.1 million and entered final judgment without any deduction for plaintiff’s comparative fault. In September 2012, PM USA posted a bond in an amount of $1.5 million and defendants filed a notice of appeal to the Florida Fourth District Court of Appeal. In August 2013, plaintiff filed a motion to determine the sufficiency of the bond in the trial court on the ground that the bond cap statute is unconstitutional, which the court denied. In January 2016, the Florida Fourth District Court of Appeal vacated the punitive damages award and remanded the case for retrial on plaintiff’s claims of concealment and conspiracy, and punitive damages. The court also found that the trial court should have applied the comparative fault deduction, reducing the compensatory damages against PM USA to $4.025 million. In February 2016, defendants and plaintiff filed respective rehearing motions. In March 2016, plaintiff filed a notice of supplemental authority citing the Soffer decision, discussed below under Engle Progeny Appellate Issues.
________________________________________________________________________________________________________________________________
Plaintiff: Hallgren
Date:     January 2012

Verdict:
A Highland County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded approximately $2 million in compensatory damages and allocated 25% of the fault to PM USA (an amount of approximately $500,000). The jury also awarded $750,000 in punitive damages against each of the defendants.

Post-Trial Developments:
The trial court entered final judgment in March 2012 with a deduction for plaintiff’s comparative fault. In April 2012, PM USA posted a bond in an amount of approximately $1.25 million. In May 2012, defendants filed a notice of appeal to the Florida Second District Court of Appeal. In October 2013, the Second District Court of Appeal affirmed the judgment. In November 2013, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In June 2014, the Florida Supreme Court stayed the case pending the outcome of Russo (presenting the same statute of repose issue as Hess). In April 2015, the Florida Supreme Court rejected the statute of repose defense in the Hess and Russo cases, and defendants moved for a rehearing. Additionally, in April 2015, the Florida Supreme Court stayed the case pending the outcome of Soffer, discussed below under Engle Progeny Appellate Issues. In September 2015, the Florida Supreme Court denied PM USA’s rehearing petition in Hess and Russo. In October 2015, the Florida Supreme Court lifted its stay of the case and ordered defendants to show cause why the court should not decline to exercise jurisdiction, to which defendants responded. In January 2016, the Florida Supreme Court denied defendants’ petition for discretionary review, and PM USA amended its bond to post an additional amount of approximately $500,000. In the first quarter of 2016, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $2.2 million for the judgment plus interest, fees and associated costs.
________________________________________________________________________________________________________________________________
Plaintiff: Kayton (formerly Tate)
Date:     July 2010

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded $8 million in compensatory damages and allocated 64% of the fault to PM USA (an amount of approximately $5.1 million). The jury also awarded approximately $16.2 million in punitive damages against PM USA.

Post-Trial Developments:
In August 2010, the trial court entered final judgment with a deduction for plaintiff’s comparative fault, and PM USA filed its

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

notice of appeal and posted a $5 million bond. In November 2012, the Florida Fourth District Court of Appeal reversed the punitive damages award and remanded the case for a new trial on plaintiff’s conspiracy claim. PM USA filed a motion for rehearing, which was denied in January 2013. In January 2013, plaintiff and defendant each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In June 2013, the Florida Supreme Court stayed the appeal pending the outcome of Hess. In April 2015, the Florida Supreme Court rejected the statute of repose defense in Hess, and PM USA moved for a rehearing. In September 2015, the Florida Supreme Court denied PM USA’s rehearing petition in Hess. In the third quarter of 2015, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $28.2 million for the judgment plus interest and associated costs. In February 2016, the Florida Supreme Court upheld the trial court’s decision in favor of plaintiff, and PM USA posted a rider increasing the amount of its bond to $15 million. In April 2016, PM USA filed a motion in the trial court with regard to Florida’s bond cap statute, seeking to confirm that the stay on executing the judgment remains in effect through the completion of United States Supreme Court writ of certiorari review or until the time for moving for such review has expired, which the court granted. See additional discussion below under Florida Bond Statute.
________________________________________________________________________________________________________________________________
Plaintiff: Putney
Date:     April 2010

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded approximately $15.1 million in compensatory damages and allocated 15% of the fault to PM USA (an amount of approximately $2.3 million). The jury also awarded $2.5 million in punitive damages against PM USA.

Post-Trial Developments:
In August 2010, the trial court entered final judgment with a deduction for plaintiff’s comparative fault. PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and, in November 2010, posted a $1.6 million bond. In June 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings, holding that the trial court erred in (1) not reducing the compensatory damages award as excessive and (2) not instructing the jury on the statute of repose in connection with plaintiff’s conspiracy claim that resulted in the $2.5 million punitive damages award. In July 2013, plaintiff filed a motion for rehearing, which the Fourth District Court of Appeal denied in August 2013. In September 2013, both parties filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court. In December 2013, the Florida Supreme Court stayed the appeal pending the outcome of the Hess case. In April 2015, the Florida Supreme Court rejected the statute of repose defense in Hess, and PM USA moved for a rehearing. In September 2015, the Florida Supreme Court denied PM USA’s rehearing petition in Hess. The case remains subject to further proceedings on compensatory damages in the trial court. In February 2016, the Florida Supreme Court upheld the trial court’s decision in favor of plaintiff and, in March 2016, clarified that its February 2016 order reinstated the trial court’s decision on the statute of repose only.
________________________________________________________________________________________________________________________________
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

Post-Trial Developments:
In July 2010, the trial court entered final judgment with a deduction for plaintiff’s comparative fault. In August 2010, PM USA filed its notice of appeal. In October 2010, PM USA posted a $2.5 million bond. In September 2012, the Florida Fourth District Court of Appeal affirmed the compensatory damages award but reversed and remanded the punitive damages verdict. The Fourth District returned the case to the trial court for a new jury trial on plaintiff’s fraudulent concealment claim. In January 2013, plaintiff and defendants each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In February 2013, the Fourth District granted defendants’ motion to stay the mandate. In March 2013, plaintiff filed a motion for review of the stay order with the Florida Supreme Court, which was denied in April 2013. In June 2013, plaintiff moved to consolidate with Hess and Kayton, which defendants did not oppose, but in October 2013, plaintiff withdrew the motion for consolidation. In February 2014, the Florida Supreme Court stayed the appeal pending the outcome of the Hess case. In April 2015, the Florida Supreme Court rejected the statute of repose defense in Hess, and PM USA moved for a rehearing. In September 2015, the Florida Supreme Court denied PM USA’s rehearing petition in Hess. In the third quarter of 2015, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $17.9 million for the judgment plus

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

interest and associated costs. In January 2016, the Florida Supreme Court upheld the trial court’s decision in favor of plaintiff. In February 2016, PM USA posted a rider increasing the amount of its bond to $7.5 million. In April 2016, PM USA filed a motion in the trial court with regard to Florida’s bond cap statute, seeking to confirm that the stay on executing the judgment remains in effect through the completion of United States Supreme Court writ of certiorari review or until the time for moving for such review has expired, which the court granted. See additional discussion below under Florida Bond Statute.
________________________________________________________________________________________________________________________________
Plaintiff: Naugle
Date:     November 2009

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded approximately $56.6 million in compensatory damages and $244 million in punitive damages. The jury allocated 90% of the fault to PM USA.

Post-Trial Developments:
In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages, but without any deduction for plaintiff’s comparative fault. In April 2010, PM USA filed its notice of appeal and posted a $5 million bond. In August 2010, upon the motion of PM USA, the trial court entered an amended final judgment of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages to correct a clerical error. In June 2012, the Fourth District Court of Appeal affirmed the amended final judgment. In July 2012, PM USA filed a motion for rehearing. In December 2012, the Fourth District withdrew its prior decision, reversed the verdict as to compensatory and punitive damages and returned the case to the trial court for a new trial on the question of damages. Upon retrial on the question of damages, in October 2013, the new jury awarded approximately $3.7 million in compensatory damages and $7.5 million in punitive damages. In October 2013, PM USA filed post-trial motions, which the trial court denied in April 2014. In May 2014, PM USA filed a notice of appeal to the Fourth District Court of Appeal and plaintiff cross-appealed. Also in May 2014, PM USA filed a rider with the Florida Supreme Court to make the previously-posted Naugle bond applicable to the retrial judgment. In January 2016, the Fourth District Court of Appeal reversed the trial court’s decision and remanded the case to the trial court to conduct a juror interview. In April 2016, PM USA moved for a new trial following the juror interview.
_______________________________________________________________________________________________________________________________

Concluded Cases
________________________________________________________________________________________________________________________________
Plaintiff: Hess
Date:     February 2009

Verdict:
A Broward County jury found in favor of plaintiff and against PM USA. The jury awarded $3 million in compensatory damages and allocated 42% of the fault to PM USA (an amount of approximately $1.2 million). The jury also awarded $5 million in punitive damages.

Post-Trial Developments:
In June 2009, the trial court entered final judgment with a deduction for plaintiff’s comparative fault. PM USA filed a notice of appeal to the Florida Fourth District Court of Appeal and posted a $7 million bond in July 2009. In May 2012, the Fourth District reversed and vacated the punitive damages award on the basis that it was barred by the statute of repose and affirmed the judgment in all other respects, upholding the compensatory damages award of $1.26 million. In June 2012, both parties filed rehearing motions with the Fourth District, which were denied in September 2012. In October 2012, PM USA and plaintiff filed notices to invoke the Florida Supreme Court’s discretionary jurisdiction. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $3.2 million for the compensatory damages component of the judgment plus interest and associated costs. In June 2013, the Florida Supreme Court accepted jurisdiction of plaintiff’s petition for review, but declined to accept jurisdiction of PM USA’s petition. In April 2015, the Florida Supreme Court rejected the statute of repose defense and reinstated the punitive damages award against PM USA, and PM USA moved for a rehearing. In September 2015, the Florida Supreme Court denied PM USA’s rehearing petition. In the third quarter of 2015, PM USA recorded an additional provision on its condensed consolidated balance sheet of approximately $6.6 million for the punitive damages component of the judgment plus interest and associated costs. In February 2016, PM USA paid the judgment plus interest and associated costs in the amount of approximately $10.6 million.
________________________________________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Plaintiff: Greene (formerly Rizzuto)
Date:    August 2013

Verdict:
A Hernando County jury returned a verdict in favor of plaintiff and against PM USA and Liggett Group. The jury awarded plaintiff $12.55 million in compensatory damages and allocated 55% of the fault to PM USA.

Post-Trial Developments:
In September 2013, defendants filed post-trial motions, including a motion to reduce damages. In September 2013, the trial court granted a remittitur in part on economic damages, which the court reduced from $2.55 million to $1.1 million for a total award of $11.1 million in compensatory damages. The trial court entered final judgment without a deduction for plaintiff’s comparative fault. In July 2015, the Florida Fifth District Court of Appeal found that the trial court should have applied the comparative fault deduction to the compensatory damages award. As a result, the judgment against PM USA was reduced to approximately $6.1 million. In September 2015, the Fifth District Court of Appeal denied PM USA’s motion for rehearing. In October 2015, PM USA posted a bond in the amount of $6.1 million. In the third quarter of 2015, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $6.7 million for the judgment plus interest and associated costs. In February 2016, PM USA paid the judgment plus interest in the amount of approximately $6.8 million.
________________________________________________________________________________________________________________________________
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
________________________________________________________________________________________________________________________________
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
________________________________________________________________________________________________________________________________
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
________________________________________________________________________________________________________________________________

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

In Graham, an Engle progeny case against PM USA and R.J. Reynolds on appeal to the U.S. Court of Appeals for the Eleventh Circuit, in April 2015 the court, found in favor of defendants on the basis of federal preemption, reversing the trial court’s denial of judgment as a matter of law. Thereafter, plaintiff filed a petition for rehearing en banc, which the Eleventh Circuit granted in January 2016. The Eleventh Circuit directed the parties to file briefs and argue both the federal preemption and due process issues. Also in January 2016, in Marotta, a case against R.J. Reynolds on appeal to the Florida Fourth District Court of

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Appeal, the court rejected R.J. Reynolds’s federal preemption defense, but noted the conflict with Graham and certified the preemption question to the Florida Supreme Court. In March 2016, the Florida Supreme Court accepted review of Marotta.

In Searcy, an Engle progeny case against PM USA and R.J. Reynolds on appeal to the Eleventh Circuit, defendants argued that application of the Engle findings to the Engle progeny plaintiffs’ concealment and conspiracy claims violated defendants’ due process rights. The appeal is pending.

In Soffer, an Engle progeny case against R.J. Reynolds, the Florida First District Court of Appeal held that Engle progeny plaintiffs can recover punitive damages only on their intentional tort claims. In February 2014, the Florida Supreme Court accepted jurisdiction over plaintiff’s appeal from the Florida First District Court of Appeal’s decision. In March 2016, the Florida Supreme Court held that Engle progeny plaintiffs can recover punitive damages in connection with all of their claims. Plaintiffs have increasingly relied on this Florida Supreme Court decision at the trial and appellate court levels in seeking punitive damages in connection with all of their claims.

In Ciccone, an Engle progeny case against R.J. Reynolds, the Florida Fourth District Court of Appeal held that Engle progeny plaintiffs could establish class membership by showing that they developed symptoms during the Engle class period that could, in hindsight, be attributed to their smoking-related disease. The court certified a conflict with Castleman, a Florida First District Court of Appeal decision, which held that manifestation requires Engle progeny plaintiffs to have been aware during the class period that they had a disease caused by smoking in order to establish class membership. The Florida Supreme Court accepted jurisdiction in the Ciccone case in June 2014 and, in March 2016, ruled in favor of plaintiff, approving the Fourth District Court of Appeal’s definition.

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

In February 2016, in the Sikes case against R.J. Reynolds, the trial court held that Florida’s bond cap statute does not stay the execution of judgment after a case is final in the Florida judicial system and before the defendant files a petition for writ of certiorari in the United States Supreme Court. The District Court of Appeal for the First District of Florida issued an order staying execution of the judgment and requesting that plaintiff show cause why the stay should not remain in effect through the completion of United States Supreme Court writ of certiorari review or until the time for moving for such review has expired. In April 2016, the District Court of Appeal held that the bond cap applies to the period between a Florida Supreme Court ruling and completion of United States Supreme Court writ of certiorari review. In April 2016, PM USA filed motions in the trial court in the R. Cohen and Kayton cases seeking confirmation that the stay on executing the judgment remains in effect through the completion of United States Supreme Court writ of certiorari review or until the time for moving for such review has expired, which the court granted.

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

As of April 25, 2016, PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Medical Monitoring Class Actions

In medical monitoring actions, plaintiffs seek to recover the cost for, or otherwise the implementation of, court-supervised programs for ongoing medical monitoring purportedly on behalf of a class of individual plaintiffs. Plaintiffs in these cases seek to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT (“LDCT”) scanning in order to identify and diagnose lung cancer. Plaintiffs in these cases do not seek punitive damages, although plaintiffs in Donovan sought permission from the court to seek to treble any damages awarded, which the court denied. The future defense of these cases may be negatively impacted by evolving medical standards and practice.

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

In July 2015, both parties filed various motions, including motions for partial summary judgment and to exclude certain evidence. In October 2015, the district court granted PM USA’s motion for partial summary judgment holding that e-vapor products may not be deemed an alternative design for ordinary cigarettes. In February 2016, the trial court jury returned a verdict in favor of PM USA on the warranty claim. In March 2016, PM USA filed a motion for judgment on plaintiffs’ Massachusetts Consumer Protection Act claim based on the jury’s verdict, which the court denied in April 2016.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA and R.J. Reynolds and, with respect to the brands it acquired from R.J. Reynolds and Lorillard, Imperial Tobacco Group) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended March 31, 2016 and 2015, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1.2 billion and $1.1 billion, respectively. The 2016 amount included an increase to cost of sales of approximately $12 million related to NPM Adjustment Items discussed below.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

NPM Adjustment Disputes

PM USA is participating in proceedings regarding potential downward adjustments (the “NPM Adjustment”) to MSA payments made by manufacturers that are signatories to the MSA (the “participating manufacturers” or “PMs”) for 2003-2015. The NPM Adjustment is a reduction in MSA payments that applies if the PMs collectively lose at least a specified level of market share to non-participating manufacturers (“NPMs”) between 1997 and the year at issue, subject to certain conditions and defenses. The independent auditor appointed under the MSA calculates the maximum amount, if any, of the NPM Adjustment for any year in respect of which such NPM Adjustment is potentially applicable.

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

In addition, the settlement provides that the NPM Adjustment provision will be revised and streamlined as to the signatory states for the years after 2012. Under the revised provision, the 2013 and 2014 NPM Adjustments were “transition years,” for which the PMs received specified payments in settlement of the NPM Adjustments for those years. PM USA received $38 million for the 2013 transition year and $41 million for the 2014 transition year pursuant to this revised provision in the form of reductions to its MSA payments in 2014 and 2015, respectively. The revised NPM Adjustment provision in the settlement provides that, for 2015 and subsequent years, there is a potential downward adjustment to the PMs’ MSA payment relating to NPM sales on which state excise tax (“SET”) is paid.  Pursuant to such adjustment, each signatory state will pay an amount to the OPMs tied to the number of NPM cigarettes sold during the year at issue on which that state collected its SET (or, potentially, on which a comparable tax was collected) but on which that state did not collect escrow (“non-compliant NPM sales”). These payments will be made in the form of future reductions to MSA payments by the OPMs. This adjustment for SET-paid NPM sales is subject to certain exceptions and to a “safe harbor” under which a state does not owe any payment if the number or percentage of non-compliant NPM sales is below certain stated benchmarks.  In addition, the settlement further provides that the NPM Adjustment for 2015 and subsequent years will continue to apply to the signatory states, subject to certain defenses, but that those states will receive a partial liability reduction tied to the percentage of NPM sales nationwide during the year at issue on which either an MSA state has collected SET (or potentially a comparable tax is collected) or, potentially, Mississippi, Florida, Texas or Minnesota collected an equity fee (as defined in the settlement) on cigarettes sold by NPMs in those respective states.  The amount (if any) of the potential adjustment relating to SET-paid NPM sales for 2015 and the amount of the partial liability reduction for 2015 have not yet been determined. In addition, proceedings to determine the availability of and defenses to the 2015 NPM Adjustment as to the signatory states will likely not take place for a considerable period of time. The OPMs have agreed that the amounts they receive under the settlement for the 2013-2014 transition years and for subsequent years from the signatory states will be allocated among them pursuant to a formula that modifies the MSA

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

allocation formula in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon future developments.

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

In October 2015, PM USA, along with the other PMs, settled the 2004-2014 NPM Adjustment disputes with New York. The New York settlement is separate from the settlement with the 24 signatory states and is different from that settlement in certain respects. Pursuant to the New York settlement, PM USA received approximately $126 million for 2004-2014 in the form of a reduction to its MSA payment in 2016. PM USA previously recorded $126 million as a reduction to cost of sales in the third quarter of 2015 to reflect the New York settlement in its estimate of MSA expenses related to prior years. In addition, the New York settlement provides that the NPM Adjustment provision will be revised as to New York for the years after 2014. The revised provision with respect to NPM cigarettes on which New York SET is paid is largely similar to the revised provision in the settlement with the 24 signatory states with respect to an adjustment relating to SET-paid NPM sales. As to other NPM cigarettes, the New York settlement provides that, in lieu of the NPM Adjustment provision for years after 2014, New York will make annual payments to the PMs tied to the number of NPM cigarettes on which New York did not collect SET that were sold on or through Native American reservations located in New York (or otherwise met the standard in the settlement agreement) during the year at issue to New York consumers. These annual payments will be made in the form of reductions to future MSA payments by the PMs, beginning with the MSA payment in 2017. The OPMs have agreed that the amounts they receive under the New York settlement for the years after 2014 will be allocated among them pursuant to a formula that modifies the MSA allocation formula in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon future developments. Under the New York settlement, in return for the payments described above and other consideration described in the New York settlement, the PMs have released New York from the NPM Adjustment provision for all years except as provided in the New York settlement.

2003 and Subsequent NPM Adjustment Disputes - Continuing Disputes with Non-Signatory States other than New York

PM USA has continued to pursue the NPM Adjustments for 2003 and subsequent years with respect to the non-signatory states other than New York. Under the MSA, once all conditions for the NPM Adjustment for a particular year are met (including the condition that the disadvantages of the MSA were a “significant factor” contributing to the PMs’ collective loss of market share), each state may avoid an NPM Adjustment to its share of the PMs’ MSA payments for that year by establishing that it diligently enforced a qualifying escrow statute during the entirety of that year. Such a state’s share of the NPM Adjustment would then be reallocated to any states that are found not to have diligently enforced for that year. For 2003-2014, all conditions for the NPM Adjustment have been met, either by determination or agreement among the parties (although the parties’ agreement provides that the “significant factor” condition for 2014 will become effective in February 2017).

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

In September 2013, the arbitration panel issued rulings regarding the 15 states and territories whose diligent enforcement the PMs contested that had not as of that time joined the settlement, ruling that six of them (Indiana,

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Kentucky, Maryland, Missouri, New Mexico and Pennsylvania) did not diligently enforce during 2003 and that nine of them did. Based on this ruling, the PMs were entitled to receive from the six non-diligent states the entire 2003 NPM Adjustment remaining after the pro rata judgment reduction. PM USA believed it was entitled to receive an NPM Adjustment for 2003 based on this ruling, after reflecting the 20% partial liability reduction noted above, of approximately $145 million. PM USA recorded this $145 million as a reduction to cost of sales, which increased its reported pre-tax earnings in the third quarter of 2013. In addition, PM USA believed it would be entitled to interest on this amount of approximately $89 million. PM USA recorded $64 million of this amount as interest income, which reduced interest and other debt expense, net in the first quarter of 2014, but did not record the remaining $25 million based on its assessment of certain disputes concerning interest discussed below.

After PM USA recorded these amounts, two of the six non-diligent states (Indiana and Kentucky) joined the settlement and became signatory states.  Those two states account for (i) $37 million of the $145 million NPM Adjustment for 2003 that PM USA recorded and (ii) $17 million of the interest that PM USA recorded.  PM USA has retained those amounts from the two states, and has received additional amounts as part of the settlement recoveries for the 2003-2012 NPM Adjustment disputes described above. The remaining four states account for approximately (i) $108 million of the $145 million 2003 NPM Adjustment that PM USA recorded and (ii) $66 million of the $89 million of interest to which PM USA believed it would be entitled on the $145 million (and $47 million of the $64 million of interest that PM USA recorded). Each of these four states filed a motion in its state court to (i) vacate the panel’s ruling as to its diligence and (ii) modify the pro rata judgment reduction and to substitute a reduction method more favorable to the state. These four states also raised a dispute concerning the independent auditor’s calculation of interest. In addition, another OPM has raised a dispute concerning the allocation of the interest and disputed payments account earnings among the OPMs.

In April 2014, a Pennsylvania state trial court denied Pennsylvania’s motion to vacate the arbitration panel’s ruling that Pennsylvania had not diligently enforced, but granted Pennsylvania’s motion to modify, with respect to Pennsylvania, the pro rata judgment reduction. In April 2015, a Pennsylvania intermediate appellate court affirmed the trial court’s modification, with respect to Pennsylvania, of the pro rata judgment reduction. In December 2015, the Supreme Court of Pennsylvania denied PM USA’s petition for further judicial review of the Pennsylvania intermediate appellate court decision. Because the Pennsylvania state trial court ruling preceded PM USA’s 2014 MSA payment date, the total 2014 MSA payment credit PM USA received on account of the 2003 NPM Adjustment from the four states was reduced from $108 million to $79 million, and the interest PM USA received from the four states was $48 million rather than the $66 million in interest to which PM USA believed it would be entitled from those four states. As a result of the denial by the Supreme Court of Pennsylvania of PM USA’s petition for review of the intermediate appellate court ruling on the modification of the pro rata judgment reduction method, PM USA reversed $29 million of the reduction to cost of sales and $13 million of the interest income that had been previously recorded in respect of Pennsylvania for the 2003 NPM Adjustment, which reduced its reported pre-tax earnings by approximately $42 million in the fourth quarter of 2015. In April 2016, PM USA filed a petition for writ of certiorari with the United States Supreme Court.

In July 2014, a Maryland state trial court denied both Maryland’s motion to vacate the arbitration panel’s ruling that Maryland had not diligently enforced and Maryland’s motion to vacate or modify the pro rata judgment reduction. Maryland appealed both decisions. In October 2015, a Maryland intermediate appellate court reversed the Maryland trial court’s ruling on the pro rata judgment reduction method and applied a judgment reduction method that is more favorable to the state. PM USA sought further discretionary review of this decision in the Maryland Court of Appeals but, in February 2016, the Court of Appeals denied PM USA’s petition. As a result, PM USA returned approximately $12 million of the 2003 NPM Adjustment and $7 million of the interest it received (plus interest on those amounts). In addition, PM USA recorded a corresponding reduction to its pre-tax earnings in the first quarter of 2016.

In May 2014, a Missouri state trial court denied Missouri’s motion to vacate the arbitration panel’s ruling that Missouri had not diligently enforced, but granted Missouri’s motion to modify, with respect to Missouri, the pro rata judgment reduction. In September 2015, however, a Missouri intermediate appellate court reversed the Missouri state trial court’s ruling that modified the pro rata judgment reduction, effectively reinstating the application of that reduction method to Missouri. The Supreme Court of Missouri granted Missouri’s request for review of the intermediate appellate court decision. If Missouri is successful on further judicial review of the Missouri intermediate appellate court’s ruling reversing the Missouri trial court ruling, PM USA will be required to return approximately $12 million of the 2003 NPM Adjustment and $7 million of the interest it received (in each case subject to confirmation by the

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

independent auditor), plus applicable interest, and would need to make corresponding reversals to amounts previously recorded. In connection with its appeal of the Missouri state trial court’s ruling, PM USA posted a bond in the amount of $22 million, which will remain in place despite the reversal of the Missouri state trial court’s ruling by the intermediate appellate court until all appeals are exhausted. In February 2016, PM USA and other PMs entered into an agreement with the State of Missouri to settle the NPM Adjustment disputes.  The settlement is contingent upon Missouri’s enactment by June 3, 2016 of certain amendments to its existing escrow statute.  Similar to the settlement of these disputes with 24 other signatory states, the settlement with Missouri would resolve the disputes for the years 2003-2012 and treat 2013-2014 as “transition years.”  If the settlement becomes final, PM USA will retain the full $36 million it previously received as a result of an arbitration panel’s ruling that Missouri did not diligently enforce its escrow statue during 2003 and will receive an additional approximately $18 million in the form of a reduction to the next MSA payment following the settlement’s finalization.  In addition, if the settlement becomes final, the NPM Adjustment provision will be revised and streamlined as to Missouri for the years after 2014 in the same way as for the signatory states. The OPMs have agreed that the amounts they receive from Missouri under the settlement for the years after 2014 will be allocated among them pursuant to a formula that modifies the MSA allocation formula in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon future developments.

The motions filed by the fourth state, New Mexico, remain pending in its state trial court. This and the other litigation and disputes discussed above could further reduce PM USA’s recovery on the 2003 NPM Adjustment or recovery of interest and potentially require PM USA to return amounts previously received and/or reverse amounts previously recorded. No assurance can be given that the litigation and disputes discussed above will be resolved in a manner favorable to PM USA. In addition, PM USA cannot predict whether Missouri will enact the necessary amendments to its escrow statute and whether the settlement with Missouri will become final.

▪
2004 and Subsequent NPM Adjustments. PM USA believes that the MSA requires the states’ diligent enforcement claims for 2004 and thereafter to be determined in multi-state arbitrations, although a number of non-signatory states filed motions in their state courts contending that the claims are to be determined in separate arbitrations for individual states or that there is no arbitrable dispute for 2004. In September 2015, a Missouri intermediate appellate court ruled that Missouri was entitled to a single-state arbitration to determine whether Missouri diligently enforced for 2004. PM USA appealed this ruling, and the Supreme Court of Missouri granted review. No assurance can be given that the outcome of such appeal will be favorable to PM USA. As discussed above, PM USA has reached a contingent settlement of the NPM Adjustment disputes with Missouri, but no assurance can be given that the settlement will become final. In December 2015, a Wisconsin trial court ruled that Wisconsin must arbitrate its claim of diligent enforcement for 2004, and Wisconsin has since agreed to join the 2004 diligent enforcement arbitration.

In June 2015, PM USA entered into an agreement with 17 of the non-signatory states to form an arbitration panel to conduct an arbitration regarding the 2004 NPM Adjustment. Pursuant to that agreement, in July 2015 PM USA and the 17 states each appointed its respective side’s arbitrator for that arbitration panel. In December 2015, the two appointed arbitrators selected the third arbitrator for a three-arbitrator panel required by the MSA. Other PMs declined to participate in appointing the arbitrators, and instead filed motions in courts in each of the 17 states seeking to compel these states to participate in an arbitration of the 2004 NPM Adjustment dispute between the states and the PMs that would also include disputes solely between the OPMs regarding the allocation of NPM Adjustments as between them (the “inter-company disputes”). Several of the 17 states and PM USA filed cross-motions objecting to the motions filed by the other PMs and seeking to confirm the arbitrators selected by them in July 2015 as properly selected pursuant to the MSA to resolve the 2004 NPM Adjustment dispute between the 17 states and the PMs. PM USA, the 17 states and the other PMs have resolved these disputes and are proceeding to move forward with the 2004 diligent enforcement arbitration, which is expected to commence later this year. The 2004 arbitration will proceed before two separate arbitration panels, with certain states’ claims of diligent enforcement decided by one panel and certain other states’ claims of diligent enforcement decided by the other panel. These two arbitration panels will have two arbitrators in common. In addition, Wisconsin, Pennsylvania and Maryland have agreed to join in the 2004 diligent enforcement arbitration. As part of the resolution of these disputes, the OPMs have agreed that the inter-company disputes will be heard by a separate arbitration panel.

Proceedings regarding diligent enforcement claims for 2005 and subsequent years have not yet been scheduled. No assurance can be given as to when proceedings for 2005 and subsequent years will be scheduled or the precise form those proceedings will take.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The independent auditor has calculated that PM USA’s share of the maximum potential NPM Adjustments for 2004-2015 is (exclusive of interest or earnings): $388 million for 2004, $181 million for 2005, $154 million for 2006, $185 million for 2007, $250 million for 2008, $211 million for 2009, $218 million for 2010, $166 million for 2011, $210 million for 2012, $218 million for 2013, $241 million for 2014 and $289 million for 2015. These maximum amounts will be reduced by a judgment reduction to reflect the settlement with the signatory states and the New York settlement. The judgment reduction for the 2004 and subsequent NPM Adjustments has not yet been determined. In addition, these maximum amounts may also be further reduced by other developments, including agreements that may be entered in the future, disputes that may arise or recalculation of the NPM Adjustment amounts by the independent auditor. Further, the maximum amount for 2004 may also be reduced due to a dispute raised by another OPM regarding the allocation of the maximum potential 2004 NPM Adjustment among the OPMs. In addition, as discussed below, PM USA believes that the amount shown above as PM USA’s share of the maximum potential NPM Adjustment for 2015 was incorrectly calculated by the independent auditor, and that PM USA’s correct share is higher. Finally, PM USA’s recovery of these amounts, even as reduced, is dependent upon subsequent determinations of state diligent enforcement claims, and is subject (in the case of signatory states found non-diligent) to the partial liability reduction under the settlement. The availability and amount of any NPM Adjustment for 2004 and subsequent years will not be finally determined in the near term. There is no assurance that PM USA will ultimately receive any adjustment as a result of these proceedings. PM USA’s receipt of amounts on account of the 2003 NPM Adjustment and interest from non-signatory states does not provide any assurance that PM USA will receive any NPM Adjustment amounts (or associated interest or earnings) for 2004 or any subsequent year. PM USA may enter into settlement discussions regarding the NPM Adjustment disputes with any state if PM USA believes it is in its best interests to do so.

Other Disputes Under the State Settlement Agreements

The payment obligations of the tobacco product manufacturers that are parties to the State Settlement Agreements, as well as the allocations of any NPM Adjustments received by them pursuant to the MSA or the settlements of NPM Adjustment disputes with certain states described above, as calculated by the independent auditor, have been and may continue to be affected by R.J. Reynolds’s acquisition of Lorillard and the related divestiture of certain cigarette brands by R.J. Reynolds to Imperial Tobacco Group (the “RJR-Lorillard-ITG transaction”).  In that regard, PM USA disputed several recent calculations made by the independent auditor. In particular, PM USA believes that the independent auditor’s calculations incorrectly increased PM USA’s payment for 2015 due to Mississippi, Florida, Texas and Minnesota under the separate agreements with those states. In addition, PM USA believes that the calculations by the independent auditor would result in an improper decrease of PM USA’s share of the 2015 NPM Adjustments pursuant to the MSA and the settlements of the NPM Adjustment disputes, although the amount of such decrease would depend on a number of factors that cannot be determined at this time. For future years, PM USA cannot predict the amount by which its payment obligations may be increased or its allocation of NPM Adjustments decreased as a result of the RJR-Lorillard-ITG transaction. PM USA cannot provide any assurance that it will be successful in any such dispute that it has raised or may raise.

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

In May 2015, the U.S. Court of Appeals affirmed in part and reversed in part, concluding that certain portions of the statements exceeded the district court’s jurisdiction under RICO, but upheld other portions challenged by defendants. The Court of Appeals remanded the case to the trial court for further proceedings. In July 2015, the government filed a petition for panel rehearing, which the U.S. Court of Appeals denied on August 2015. In October 2015, the district court ordered further briefing on the content of the corrective communications reversed by the U.S. Court of Appeals and any implementation changes the parties propose. In February 2016, the U.S. District Court for the District of Columbia issued an order on the content of the corrective communications and ordered the parties to submit proposed changes to the consent order on the implementation details, which the parties jointly submitted and the court approved in April 2016. Also in April 2016, defendants filed a notice of appeal to the U.S. Court of Appeals for the District of Columbia Circuit on the content of the corrective communications.

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

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of April 25, 2016, a total of 11 such cases are pending in various U.S. state courts.

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

Federal Multidistrict Proceeding and Subsequent Developments

Since the December 2008 United States Supreme Court decision in Good, and through April 25, 2016, 26 purported “Lights” class actions were served upon PM USA and, in certain cases, Altria Group, Inc. These cases were filed in 15 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA and were transferred and consolidated by the Judicial Panel on Multidistrict Litigation (“JPMDL”) before the U.S. District Court for the District of Maine for pretrial proceedings (“MDL proceeding”).

In November 2010, the district court in the MDL proceeding denied plaintiffs’ motion for class certification in four cases, covering the jurisdictions of California, the District of Columbia, Illinois and Maine. These jurisdictions were selected by the parties as sample cases, with two selected by plaintiffs and two selected by defendants. Plaintiffs sought appellate review of this decision but, in February 2011, the U.S. Court of Appeals for the First Circuit denied plaintiffs’ petition for leave to appeal. Later that year, plaintiffs in 13 cases voluntarily dismissed their cases without prejudice. In April 2012, the JPMDL remanded the remaining four cases back to the federal district courts in which the suits originated. These cases were ultimately resolved in a manner favorable to PM USA.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

“Lights” Cases Dismissed, Not Certified or Ordered De-Certified

As of April 25, 2016, in addition to the federal district court in the MDL proceeding, 20 courts in 21 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

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

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in several jurisdictions. Over time, several such cases have been dismissed by the courts at the summary judgment stage, but others remain pending. Significant developments in these pending cases include:

▪
Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA’s motion for summary judgment and granted plaintiffs’ cross-motion for summary judgment on the defenses of federal preemption and a state law exemption to Massachusetts’ consumer protection statute. On motion of the parties, the trial court subsequently reported its decision to deny summary judgment to the appeals court for review and stayed further proceedings pending completion of the appellate review. In March 2009, the Massachusetts Supreme Judicial Court affirmed the order denying summary judgment to PM USA and granting the plaintiffs’ cross-motion. In January 2010, plaintiffs moved for partial summary judgment as to liability claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). In March 2012, the trial court denied plaintiffs’ motion. In February 2013, the trial court, upon agreement of the parties, dismissed without prejudice plaintiffs’ claims against Altria Group, Inc. PM USA is now the sole defendant in the case. In September 2013, the case was transferred to the Business Litigation Session of the Massachusetts Superior Court. Also in September 2013, plaintiffs filed a motion for partial summary judgment on the scope of remedies available in the case, which the Massachusetts Superior Court denied in February 2014, concluding that plaintiffs cannot obtain disgorgement of profits as an equitable remedy and that their recovery is limited to actual damages or $25 per class member if they cannot prove actual damages greater than $25. Plaintiffs filed a motion asking the trial court to report its February 2014 ruling to the Massachusetts Appeals Court for review, which the trial court denied. In March 2014, plaintiffs petitioned the Massachusetts Appeals Court for review of the ruling, which the appellate court denied. In August

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2015, the trial court denied various pre-trial motions filed by PM USA, including a motion for summary judgment on the ground that plaintiffs have no proof of injury. Trial began in October 2015 and concluded in November 2015. In December 2015, PM USA filed a motion to decertify the class. In February 2016, the trial court issued its “Findings of Fact and Conclusions of Law,” finding that (1) PM USA violated Massachusetts consumer protection laws in marketing Marlboro “Lights” and (2) plaintiffs proved that class members were economically injured, but did not prove a specific measure of damages. As a result, the court awarded statutory damages of $25 per class member, for a total of $4.9 million, plus interest, attorneys’ fees and costs. In April 2016, the parties agreed to settle all claims for approximately $32 million. The agreement is subject to approval by the court. In the first quarter of 2016, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $32 million for the judgment plus interest and associated costs.

▪
Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiffs’ motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995-2003. In June 2010, PM USA’s motion for partial summary judgment regarding plaintiffs’ request for punitive damages was denied. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). The plaintiffs’ motion was denied in December 2010. In June 2011, PM USA filed various summary judgment motions challenging the plaintiffs’ claims. In August 2011, the trial court granted PM USA’s motion for partial summary judgment, ruling that plaintiffs could not present a damages claim based on allegations that Marlboro Lights are more dangerous than Marlboro Reds. The trial court denied PM USA’s remaining summary judgment motions. Trial in the case began in September 2011 and, in October 2011, the court declared a mistrial after the jury failed to reach a verdict. In January 2014, the trial court reversed its prior ruling granting partial summary judgment against plaintiffs’ “more dangerous” claim and allowed plaintiffs to pursue that claim. In October 2014, PM USA filed motions to decertify the class and for partial summary judgment on plaintiffs’ “more dangerous” claim, which the court denied in June 2015. Upon retrial, in April 2016, the jury returned a verdict in favor of PM USA.

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

One state court class action recently concluded.

▪
Brown: In June 1997, plaintiffs filed suit in California state court alleging that domestic cigarette manufacturers, including PM USA and others, violated California law regarding unfair, unlawful and fraudulent business practices.  In September 2013, the court issued a final Statement of Decision, in which the court found that PM USA violated California law, but that plaintiffs had not established a basis for relief. On this basis, the court granted judgment for PM USA. In October 2013, the court entered final judgment in favor of PM USA. In December 2013, plaintiffs filed a notice of appeal and PM USA filed a conditional cross-appeal. In February 2014, the trial court awarded PM USA $764,553 in costs and plaintiffs appealed the costs award. The Court of Appeal affirmed the trial court judgment and dismissed PM USA’s conditional cross-appeal as moot. The court also affirmed the costs award in favor of PM USA. In November 2015, plaintiffs filed a petition for review with the California Supreme Court, which the court denied in December 2015. In March 2016, plaintiffs’ counsel paid PM USA $600,000 in exchange for a release of the costs award. This litigation has concluded.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Developments

In Oregon (Pearson), a state court denied plaintiffs’ motion for interlocutory review of the trial court’s refusal to certify a class. In February 2007, PM USA filed a motion for summary judgment based on federal preemption and the Oregon statutory exemption. In September 2007, the district court granted PM USA’s motion based on express preemption under the FCLAA, and plaintiffs appealed this dismissal and the class certification denial to the Oregon Court of Appeals. In June 2013, the Oregon Court of Appeals reversed the trial court’s denial of class certification and remanded to the trial court for further consideration of class certification. In July 2013, PM USA filed a petition for reconsideration with the Oregon Court of Appeals, which was denied in August 2013. PM USA filed its petition for review to the Oregon Supreme Court in October 2013, which the court accepted in January 2014. In October 2015, the Oregon Supreme Court affirmed the trial court’s order denying class certification, thereby reversing the decision of the Oregon Court of Appeals. In November 2015, plaintiffs filed a motion for reconsideration with the Oregon Supreme Court, which the court denied. In December 2015, the Oregon Supreme Court entered its judgment denying class certification and remanding the claims of the individual plaintiffs for further proceedings.

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

In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the judgment entered by the trial court on remand from the 2005 Illinois Supreme Court decision overturning the verdict on the ground that the United States Supreme Court’s December 2008 decision in Good demonstrated that the Illinois Supreme Court’s decision was “inaccurate.” PM USA filed a motion to dismiss plaintiffs’ petition and, in February 2009, the trial court granted PM USA’s motion on the basis that the petition was not timely filed. In March 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois. In February 2011, the intermediate appellate court ruled that the petition was timely filed and reversed the trial court’s dismissal of the plaintiffs’ petition and, in September 2011, the Illinois Supreme Court declined PM USA’s petition for review. As a result, the case was returned to the trial court for proceedings on whether the court should grant the plaintiffs’ petition to reopen the prior judgment. In February 2012, plaintiffs filed an amended petition, which PM USA opposed. Subsequently, in responding to PM USA’s opposition to the amended petition, plaintiffs asked the trial court to reinstate the original judgment.  The trial court denied plaintiffs’ petition in December 2012. In January 2013, plaintiffs filed a notice of appeal with the Fifth Judicial District. In January 2013, PM USA filed a motion asking the Illinois Supreme Court to immediately exercise its jurisdiction over the appeal. In February 2013, the Illinois Supreme Court denied PM USA’s motion. In April 2014, the Fifth Judicial District reversed and ordered reinstatement of the original $10.1 billion trial court judgment against PM USA. In May 2014, PM USA filed in the Illinois Supreme Court a petition for a supervisory order and a petition for leave to appeal. The filing of the petition for leave to appeal automatically stayed the Fifth District’s mandate pending disposition by the Illinois Supreme Court. Also in May 2014, plaintiffs filed a motion seeking recusal of Justice Karmeier, one of the Illinois Supreme Court justices, which PM USA opposed. In September 2014, the Illinois Supreme Court granted PM USA’s motion for leave to appeal and took no action on PM USA’s motion for a supervisory order. Justice Karmeier denied plaintiffs’ motion seeking his recusal. In February 2015, plaintiffs filed a new motion seeking recusal or disqualification of Justice Karmeier. In March 2015, the Illinois Supreme Court denied plaintiffs’ request that it order the disqualification of Justice Karmeier and referred the recusal request to Justice Karmeier to decide. In November 2015, the Illinois Supreme Court vacated the Fifth Judicial District’s decision, finding that the plaintiffs’ petition was improper, and dismissed the cause of action without prejudice to plaintiffs to file a motion to recall the mandate in the Illinois Supreme Court. On the same day, Justice Karmeier denied the

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

recusal motion. Also in November 2015, the plaintiffs filed motions in the Illinois Supreme Court seeking to recall the 2005 mandate issued in PM USA’s favor and for recusal of Justice Karmeier, both of which the court denied. In January 2016, plaintiffs filed a petition for writ of certiorari with the United States Supreme Court on the question of whether Justice Karmeier should have recused himself.

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

False Claims Act Case

PM USA is a defendant in a qui tam action filed in the U.S. District Court for the District of Columbia (United States ex rel. Anthony Oliver) alleging violation of the False Claims Act in connection with sales of cigarettes to the U.S. military. The relator contends that PM USA violated “most favored customer” provisions in government contracts and regulations by selling cigarettes to non-military customers in overseas markets at more favorable prices than it sold to the U.S. military exchange services for resale on overseas military bases in those same markets. The relator has dropped Altria Group, Inc. as a defendant and has dropped claims related to post-MSA price increases on cigarettes sold to the U.S. military. In July 2012, PM USA filed a motion to dismiss, which was granted on jurisdictional grounds in June 2013, and the case was dismissed with prejudice. In July 2013, the relator appealed the dismissal to the U.S. Court of Appeals for the District of Columbia Circuit. In August 2014, the Court of Appeals reversed the jurisdictional issue and remanded the case to the district court for further proceedings, including consideration of PM USA’s alternative grounds for dismissal. In October 2014, PM USA filed a second motion to dismiss in the U.S. District Court for the District of Columbia for lack of subject matter jurisdiction based on issues left unresolved by the opinion of the Court of Appeals for the District of Columbia Circuit. In April 2015, the district court granted PM USA’s second motion to dismiss for lack of subject matter jurisdiction and again dismissed the case with prejudice. The relator appealed the latest dismissal to the Court of Appeals for the District of Columbia Circuit in May 2015. Oral argument occurred in January 2016 at the U.S. Court of Appeals for the District of Columbia Circuit.

Argentine Grower Cases

PM USA is a defendant in six cases (Hupan, Chalanuk, Rodriguez Da Silva, Aranda, Taborda and Biglia) filed in Delaware state court against multiple defendants by the parents of Argentine children born with alleged birth defects. Plaintiffs in these cases allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., an alleged subsidiary of PMI, and that they and their infant children were exposed directly and in utero to Monsanto Company’s (“Monsanto”) Roundup herbicide during the production and cultivation of tobacco. Plaintiffs seek compensatory and punitive damages against all defendants. In December 2012, Altria Group, Inc. and certain other defendants were dismissed from the Hupan, Chalanuk and Rodriguez Da Silva cases. Altria Group, Inc. and certain other defendants were dismissed from Aranda, Taborda and Biglia in May 2013, October 2013 and February 2014, respectively. The three remaining defendants in the six cases are PM USA, Philip Morris Global Brands Inc. (a subsidiary of PMI) and Monsanto. Following discussions regarding indemnification for these cases pursuant to the Distribution Agreement between PMI and Altria Group, Inc., PMI and PM USA have agreed to resolve

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

conflicting indemnity demands after final judgments are entered. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement. In April 2014, all three defendants in the Hupan case filed motions to dismiss for failure to state a claim, and PM USA and Philip Morris Global Brands filed separate motions to dismiss based on the doctrine of forum non conveniens. All proceedings in the other five cases were stayed pending the court’s resolution of the motions to dismiss filed in Hupan. In December 2015, the trial court granted PM USA’s motion to dismiss on forum non conveniens grounds. Plaintiff filed a motion for clarification or re-argument later in December 2015. In January 2016, plaintiffs filed an amended complaint in Hupan against Monsanto, Philip Morris Global Brands and PM USA. In February 2016, PM USA and Philip Morris Global Brands filed a motion to strike the amended complaint. In response, plaintiffs filed a second amended complaint in February 2016 against Monsanto only, striking all allegations related to PM USA and Philip Morris Global Brands.

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

Second, UST and/or its tobacco subsidiaries has been named in a number of other individual tobacco and health suits over time. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. USSTC is currently named in one such action in Florida (Vassallo). In February 2016, the trial court denied plaintiff’s motion to amend the complaint to add fraud and conspiracy claims. There currently is no trial date set.

Nu Mark Patent Litigation

In April 2016, Fontem Ventures B.V. and Fontem Holdings 1 B.V., both subsidiaries of Imperial Tobacco Group, sued Nu Mark for alleged patent infringement in the U.S. District Court for the Central District of California.  The suit contends that Nu Mark’s MarkTen, MarkTen XL and Green Smoke products infringe one or more claims under eight separate Fontem patents for e-vapor products.  The suit seeks recovery of an unspecified amount of money damages for alleged past infringement and an injunction against future infringement, which injunction may result in Nu Mark being enjoined from marketing one or more of the products at issue in the suit.

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At March 31, 2016, Altria Group, Inc. and certain of its subsidiaries (i) had $62 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for $22 million of guarantees, consisting primarily of surety bonds, related to their own performance; and (iii) had a redeemable noncontrolling interest of $37 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria Group, Inc. issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the “Distribution Agreement”), entered into as a result of Altria Group, Inc.’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at March 31, 2016 as the fair value of this indemnification is insignificant.

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

At March 31, 2016, the respective principal 100% owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
The following sets forth the condensed consolidating balance sheets as of March 31, 2016 and December 31, 2015, condensed consolidating statements of earnings and comprehensive earnings for the three months ended March 31, 2016 and 2015, and condensed consolidating statements of cash flows for the three months ended March 31, 2016 and 2015 for Altria Group, Inc., PM USA and, collectively, Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the Securities and Exchange Commission (“SEC”) interpretation and application of Rule 3-10 of SEC Regulation S-X.
The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
March 31, 2016
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$3,749	$—	$66	$—	$3,815
Receivables	—	6	98	—	104
Inventories:
Leaf tobacco	—	594	400	—	994
Other raw materials	—	118	60	—	178
Work in process	—	8	428	—	436
Finished product	—	157	343	—	500
	—	877	1,231	—	2,108
Due from Altria Group, Inc. and subsidiaries	16	5,129	1,820	(6,965)	—
Deferred income taxes	—	1,268	7	(100)	1,175
Other current assets	301	21	80	(106)	296
Total current assets	4,066	7,301	3,302	(7,171)	7,498
Property, plant and equipment, at cost	—	3,069	1,780	—	4,849
Less accumulated depreciation	—	2,141	753	—	2,894
	—	928	1,027	—	1,955
Goodwill	—	—	5,285	—	5,285
Other intangible assets, net	—	2	12,021	—	12,023
Investment in SABMiller	5,743	—	—	—	5,743
Investment in consolidated subsidiaries	11,131	2,709	—	(13,840)	—
Finance assets, net	—	—	1,165	—	1,165
Due from Altria Group, Inc. and subsidiaries	4,790	—	—	(4,790)	—
Other assets	19	571	141	(337)	394
Total Assets	$25,749	$11,511	$22,941	$(26,138)	$34,063

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
March 31, 2016
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$—	$—	$4	$—	$4
Accounts payable	—	107	101	—	208
Accrued liabilities:
Marketing	—	578	109	—	687
Employment costs	66	5	66	—	137
Settlement charges	—	4,753	7	—	4,760
Other	323	569	329	(100)	1,121
Income taxes	—	522	174	(106)	590
Dividends payable	1,109	—	—	—	1,109
Due to Altria Group, Inc. and subsidiaries	6,720	220	25	(6,965)	—
Total current liabilities	8,218	6,754	815	(7,171)	8,616
Long-term debt	12,834	—	12	—	12,846
Deferred income taxes	1,638	—	4,305	(337)	5,606
Accrued pension costs	204	—	1,275	—	1,479
Accrued postretirement health care costs	—	1,483	831	—	2,314
Due to Altria Group, Inc. and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	110	130	177	—	417
Total liabilities	23,004	8,367	12,205	(12,298)	31,278
Contingencies
Redeemable noncontrolling interest	—	—	37	—	37
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,818	3,310	11,446	(14,756)	5,818
Earnings reinvested in the business	27,367	106	1,089	(1,195)	27,367
Accumulated other comprehensive losses	(3,327)	(272)	(1,848)	2,120	(3,327)
Cost of repurchased stock	(28,048)	—	—	—	(28,048)
Total stockholders’ equity attributable to Altria Group, Inc.	2,745	3,144	10,696	(13,840)	2,745
Noncontrolling interests	—	—	3	—	3
Total stockholders’ equity	2,745	3,144	10,699	(13,840)	2,748
Total Liabilities and Stockholders’ Equity	$25,749	$11,511	$22,941	$(26,138)	$34,063

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
December 31, 2015
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$2,313	$—	$56	$—	$2,369
Receivables	—	7	117	—	124
Inventories:
Leaf tobacco	—	562	395	—	957
Other raw materials	—	123	58	—	181
Work in process	—	5	439	—	444
Finished product	—	121	328	—	449
	—	811	1,220	—	2,031
Due from Altria Group, Inc. and subsidiaries	—	3,821	1,807	(5,628)	—
Deferred income taxes	—	1,268	7	(100)	1,175
Other current assets	284	65	112	(74)	387
Total current assets	2,597	5,972	3,319	(5,802)	6,086
Property, plant and equipment, at cost	—	3,102	1,775	—	4,877
Less accumulated depreciation	—	2,157	738	—	2,895
	—	945	1,037	—	1,982
Goodwill	—	—	5,285	—	5,285
Other intangible assets, net	—	2	12,026	—	12,028
Investment in SABMiller	5,483	—	—	—	5,483
Investment in consolidated subsidiaries	11,648	2,715	—	(14,363)	—
Finance assets, net	—	—	1,239	—	1,239
Due from Altria Group, Inc. and subsidiaries	4,790	—	—	(4,790)	—
Other assets	20	536	131	(327)	360
Total Assets	$24,538	$10,170	$23,037	$(25,282)	$32,463

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
December 31, 2015
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$—	$—	$4	$—	$4
Accounts payable	3	104	293	—	400
Accrued liabilities:
Marketing	—	586	109	—	695
Employment costs	18	11	169	—	198
Settlement charges	—	3,585	5	—	3,590
Other	354	616	285	(174)	1,081
Dividends payable	1,110	—	—	—	1,110
Due to Altria Group, Inc. and subsidiaries	5,427	191	10	(5,628)	—
Total current liabilities	6,912	5,093	875	(5,802)	7,078
Long-term debt	12,831	—	12	—	12,843
Deferred income taxes	1,547	—	4,443	(327)	5,663
Accrued pension costs	215	—	1,062	—	1,277
Accrued postretirement health care costs	—	1,460	785	—	2,245
Due to Altria Group, Inc. and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	153	126	168	—	447
Total liabilities	21,658	6,679	12,135	(10,919)	29,553
Contingencies
Redeemable noncontrolling interest	—	—	37	—	37
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,813	3,310	11,456	(14,766)	5,813
Earnings reinvested in the business	27,257	436	1,099	(1,535)	27,257
Accumulated other comprehensive losses	(3,280)	(255)	(1,692)	1,947	(3,280)
Cost of repurchased stock	(27,845)	—	—	—	(27,845)
Total stockholders’ equity attributable to Altria Group, Inc.	2,880	3,491	10,872	(14,363)	2,880
Noncontrolling interests	—	—	(7)	—	(7)
Total stockholders’ equity	2,880	3,491	10,865	(14,363)	2,873
Total Liabilities and Stockholders’ Equity	$24,538	$10,170	$23,037	$(25,282)	$32,463

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended March 31, 2016
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,265	$810	$(9)	$6,066
Cost of sales	—	1,642	241	(9)	1,874
Excise taxes on products	—	1,487	49	—	1,536
Gross profit	—	2,136	520	—	2,656
Marketing, administration and research costs	36	415	108	—	559
Asset impairment and exit costs	5	94	21	—	120
Operating (expense) income	(41)	1,627	391	—	1,977
Interest and other debt expense, net	129	15	56	—	200
Earnings from equity investment in SABMiller	(66)	—	—	—	(66)
Gain on derivative financial instrument	(40)	—	—	—	(40)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(64)	1,612	335	—	1,883
(Benefit) provision for income taxes	(49)	603	111	—	665
Equity earnings of subsidiaries	1,232	60	—	(1,292)	—
Net earnings	1,217	1,069	224	(1,292)	1,218
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria Group, Inc.	$1,217	$1,069	$223	$(1,292)	$1,217

Net earnings	$1,217	$1,069	$224	$(1,292)	$1,218
Other comprehensive losses, net of deferred income taxes	(47)	(17)	(156)	173	(47)
Comprehensive earnings	1,170	1,052	68	(1,119)	1,171
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$1,170	$1,052	$67	$(1,119)	$1,170

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2016
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$1,433	$2,780	$108	$(1,632)	$2,689
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(7)	(19)	—	(26)
Proceeds from finance assets	—	—	56	—	56
Other	—	—	4	—	4
Net cash (used in) provided by investing activities	—	(7)	41	—	34
Cash Provided by (Used in) Financing Activities
Repurchases of common stock	(168)	—	—	—	(168)
Dividends paid on common stock	(1,108)	—	—	—	(1,108)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	1,279	(1,374)	95	—	—
Cash dividends paid to parent	—	(1,399)	(233)	1,632	—
Other	—	—	(1)	—	(1)
Net cash provided by (used in) financing activities	3	(2,773)	(139)	1,632	(1,277)
Cash and cash equivalents:
Increase	1,436	—	10	—	1,446
Balance at beginning of period	2,313	—	56	—	2,369
Balance at end of period	$3,749	$—	$66	$—	$3,815

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 12. Recent Accounting Guidance Not Yet Adopted:

The following table provides a description of the recently issued accounting guidance that Altria Group, Inc. has not yet adopted:

Standards	Description	Effective Date for Public Entity	Effect on financial statements and other significant matters
ASU Nos. 2014-09; 2015-14; 2016-08; 2016-10 Revenue from Contracts with Customers (Topic 606)	The guidance establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.
The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.
Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
ASU No. 2015-17 Balance Sheet Classification of Deferred Taxes (Topic 740)
The guidance simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance does not change the current requirement that deferred tax liabilities and assets for each tax-paying jurisdiction be offset and presented as a single amount. The guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.

The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted.
Under the new guidance, at March 31, 2016, current deferred income tax assets of approximately $1.2 billion would have been reclassified to noncurrent deferred income tax liabilities ($1.0 billion) and noncurrent deferred income tax assets ($0.2 billion). Altria Group, Inc. will adopt the new guidance by the first quarter of 2017.

ASU No. 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)	The guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments.
The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption of the guidance is not permitted, except for a certain provision of the guidance.
Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
ASU No. 2016-02 Leases (Topic 842)
The guidance increases transparency and comparability among organizations by requiring entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.
		The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted.	Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
ASU No. 2016-09 Improvements to Employee Share-Based Payment Accounting (Topic 718)
The guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.
		The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period.	Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Description of the Company

At March 31, 2016, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged predominantly in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco, and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. In addition, Nu Mark and Middleton use third-party contract manufacturing arrangements in the manufacture of their products. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At March 31, 2016, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At March 31, 2016, Altria Group, Inc. also held approximately 27% of the economic and voting interest of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends. In November 2015, Anheuser-Busch InBev SA/NV (“AB InBev”) announced its firm offer to effect a business combination with SABMiller in a cash and stock transaction. For further discussion, see Note 4. Investment in SABMiller to the condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q (“Item 1”).

Altria Group, Inc.’s reportable segments are smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in an all other category.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.
Consolidated Results of Operations for the Three Months Ended March 31, 2016: The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the three months ended March 31, 2016, from the three months ended March 31, 2015, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended March 31, 2015	$1,018	$0.52

2015 Tobacco and health litigation items	27	0.01
2015 SABMiller special items	56	0.03
2015 Loss on early extinguishment of debt	143	0.07
2015 Tax items	2	—
Subtotal 2015 special items	228	0.11

2016 NPM Adjustment Items	(11)	(0.01)
2016 Asset impairment, exit and implementation costs	(78)	(0.04)
2016 Tobacco and health litigation items	(24)	(0.01)
2016 SABMiller special items	(108)	(0.05)
2016 Gain on derivative financial instrument	26	0.01
2016 Tax items	(1)	—
Subtotal 2016 special items	(196)	(0.10)

Operations	167	0.09
For the three months ended March 31, 2016	$1,217	$0.62

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations: The increase of $167 million in operations shown in the table above was due primarily to higher income from the smokeable products and smokeless products segments, and lower interest and other debt expense, net.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2016 Forecasted Results: In April 2016, Altria Group, Inc. reaffirmed that its 2016 full-year adjusted diluted EPS growth rate is expected to be in the range of 7% to 9% over 2015 full-year adjusted diluted EPS. This forecasted growth rate excludes the net expenses in the table below. Altria Group, Inc. continues to expect that its 2016 full-year effective tax rate on operations will be approximately 35.3%. This forecast does not include any impact from the anticipated AB InBev and SABMiller business combination, as the transaction remains subject to certain approvals and the closing date has not yet been determined.

In addition, the factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast and to the other forward-looking statements made in this Quarterly Report on Form 10-Q (“Form 10-Q”).

Expense (Income), Net Excluded from Adjusted Diluted EPS
	2016	2015
NPM Adjustment Items	$0.01	$(0.03)
Asset impairment, exit and implementation costs	0.05	—
Tobacco and health litigation items	0.01	0.05
SABMiller special items	0.05	0.04
Loss on early extinguishment of debt	—	0.07
Gain on derivative financial instrument	(0.01)	—
	$0.11	$0.13
Altria Group, Inc. reports its financial results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Altria Group, Inc.’s management reviews certain financial results, including diluted EPS, on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, SABMiller special items, certain tax items, charges associated with tobacco and health litigation items, and settlements of, and determinations made in connection with, disputes with certain states and territories related to the non-participating manufacturer (“NPM”) adjustment provision under the 1998 Master Settlement Agreement (such settlements and determinations are referred to collectively as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 10. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 10”)). Altria Group, Inc.’s management does not view any of these special items to be part of Altria Group, Inc.’s sustainable results as they may be highly variable, are difficult to predict and can distort underlying business trends and results. Altria Group, Inc.’s management also reviews income tax rates on an adjusted basis. Altria Group, Inc.’s effective tax rate on operations may exclude certain tax items from its reported effective tax rate. Altria Group, Inc.’s management believes that adjusted financial measures provide useful insight into underlying business trends and results and provide a more meaningful comparison of year-over-year results. Adjusted financial measures are used by management and regularly provided to Altria Group, Inc.’s chief operating decision maker for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. These adjusted financial measures are not consistent with U.S. GAAP and may not be calculated the same as similarly titled measures used by other companies. These adjusted financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.
Altria Group, Inc.’s full-year adjusted diluted EPS guidance and full-year forecast for its effective tax rate on operations exclude the impact of certain income and expense items, including those items noted in the preceding paragraph. Altria Group, Inc.’s management cannot estimate on a forward-looking basis the impact of these items on Altria Group, Inc.’s reported diluted EPS and reported effective tax rate because these items, which could be significant, are difficult to predict and may be highly variable. As a result, Altria Group, Inc. does not provide a corresponding U.S. GAAP measure for, or reconciliation to, its adjusted diluted EPS guidance or its effective tax rate on operations forecast.

Discussion and Analysis

Consolidated Operating Results

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
Net revenues:
Smokeable products	$5,422	$5,221
Smokeless products	479	430
Wine	145	134
All other	20	19
Net revenues	$6,066	$5,804

Excise taxes on products:
Smokeable products	$1,499	$1,495
Smokeless products	32	32
Wine	5	5
Excise taxes on products	$1,536	$1,532

Operating income:
Operating companies income (loss):
Smokeable products	$1,751	$1,686
Smokeless products	280	251
Wine	28	27
All other	(21)	(41)
Amortization of intangibles	(5)	(5)
General corporate expenses	(51)	(53)
Corporate asset impairment and exit costs	(5)	—
Operating income	$1,977	$1,865

As discussed further in Note 7. Segment Reporting to the condensed consolidated financial statements in Item 1, Altria Group, Inc.’s chief operating decision maker reviews operating companies income to evaluate the performance of, and allocate resources to, the segments. Operating companies income for the segments is defined as operating income before general corporate expenses and amortization of intangibles. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

The following events that occurred during the three months ended March 31, 2016 and 2015 affected the comparability of statement of earnings amounts:

▪	NPM Adjustment Items: Pre-tax expense for NPM Adjustment Items was recorded in Altria Group, Inc.’s condensed consolidated statement of earnings as follows:

For the Three Months Ended March 31, 2016
(in millions)
Smokeable products segment	$12
Interest and other debt expense, net	6
Total	$18

The amount shown in the table above for the smokeable products segment was recorded by PM USA as an increase to cost of sales, which decreased operating companies income in the smokeable products segment. For further discussion, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 10.
▪Tobacco and Health Litigation Items: Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
Smokeable products segment	$26	$43
Interest and other debt expense, net	12	—
Total	$38	$43
During the first quarter of 2016, PM USA recorded pre-tax charges, primarily related to the Aspinall case, of $26 million in marketing, administration and research costs and $12 million in interest costs. During the first quarter of 2015, PM USA and certain other cigarette manufacturers reached an agreement to resolve approximately 415 pending federal Engle progeny cases. As a result of the agreement, during the first quarter of 2015, PM USA recorded a pre-tax provision of approximately $43 million in marketing, administration and research costs. For further discussion, see Note 10.

▪
Asset Impairment, Exit and Implementation Costs: In January 2016, Altria Group, Inc. announced a productivity initiative designed to maintain its operating companies’ leadership and cost competitiveness. The initiative, which reduces spending on certain selling, general and administrative infrastructure and implements a leaner organizational structure, is expected to deliver approximately $300 million in annualized productivity savings by the end of 2017. As a result of this initiative, Altria Group, Inc. expects to incur total pre-tax restructuring charges of approximately $140 million, substantially all of which are expected to be recorded in 2016 and result in cash expenditures.

Pre-tax asset impairment, exit and implementation costs in connection with the productivity initiative consisted of the following:

	For the Three Months Ended March 31, 2016
	Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
Smokeable products	$97	$2	$99
Smokeless products	13	—	13
All other	5	—	5
General corporate	5	—	5
Total	$120	$2	$122
For further discussion, see Note 2. Asset Impairment, Exit and Implementation Costs to the condensed consolidated financial statements in Item 1 (“Note 2”).

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

▪
Gain on Derivative Financial Instrument: For the three months ended March 31, 2016, Altria Group, Inc. recorded a pre-tax gain of $40 million for the change in the fair value of its derivative financial instrument entered into in connection with the AB InBev and SABMiller business combination. For further discussion, see Note 4. Investment in SABMiller to the condensed consolidated financial statements in Item 1 (“Note 4”).

▪
SABMiller Special Items: Altria Group, Inc.’s earnings from its equity investment in SABMiller for the three months ended March 31, 2016 and 2015 included net pre-tax charges of $166 million and $86 million, respectively, consisting primarily of Altria Group, Inc.’s share of SABMiller’s asset impairment charges.

Consolidated Results of Operations for the Three Months Ended March 31, 2016

The following discussion compares consolidated operating results for the three months ended March 31, 2016 with the three months ended March 31, 2015.

Net revenues, which include excise taxes billed to customers, increased $262 million (4.5%), due primarily to higher net revenues in the smokeable products and smokeless products segments.

Cost of sales increased $77 million (4.3%), due primarily to higher per unit settlement charges and NPM Adjustment Items in 2016, partially offset by lower manufacturing costs in the smokeable products segment.

Marketing, administration and research costs decreased $51 million (8.4%), due primarily to lower costs in the smokeable products segment (which included lower tobacco and health litigation items).

Operating income increased $112 million (6.0%), due primarily to higher operating results from the smokeable products and smokeless products segments (which included asset impairment, exit and implementation costs in connection with the productivity initiative in 2016).

Interest and other debt expense, net decreased $9 million (4.3%), due primarily to lower interest costs on debt as a result of a debt tender offer and a debt maturity in 2015, partially offset by interest costs related to tobacco and health litigation items in 2016 and the reversal of interest income in 2016 as a result of the NPM Adjustment Items.

Earnings from Altria Group, Inc.’s equity investment in SABMiller decreased $68 million (50.7%), due primarily to higher SABMiller special items in 2016.

Net earnings attributable to Altria Group, Inc. of $1,217 million increased $199 million (19.5%), due primarily to the loss on early extinguishment of debt in 2015 and higher operating income, partially offset by lower earnings from Altria Group, Inc.’s equity investment in SABMiller. Diluted and basic EPS attributable to Altria Group, Inc. of $0.62, each increased by 19.2% due to higher net earnings attributable to Altria Group, Inc.
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

In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria Group, Inc.’s tobacco subsidiaries. Our tobacco subsidiaries believe that a significant number of adult tobacco consumers switch between tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products. While the e-vapor category grew significantly in recent years, Nu Mark estimates a slowdown in the category since 2015.

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

The FSPTCA imposes fees on tobacco product manufacturers and importers to pay for the cost of regulation and other matters. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation and then among manufacturers and importers within each respective category based on their relative market shares, all as prescribed by the statute and FDA regulations. Payments for user fees are adjusted for several factors, including inflation, market share and industry volume. For a discussion of the impact of the FDA user fee payments on Altria Group, Inc., see Financial Review - Debt and Liquidity - Payments Under State Settlement Agreements and FDA Regulation below. In addition, compliance with the FSPTCA’s regulatory requirements has resulted and will continue to result in additional costs for our tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter or year to date but could become material, either individually or in the aggregate, and will depend on the nature of the requirements imposed by the FDA.

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

Challenge to TPSAC Membership

In February 2011, Lorillard Tobacco Company (“Lorillard”) and R.J. Reynolds Tobacco Company (“R.J. Reynolds”) filed suit in the U.S. District Court for the District of Columbia against the United States Department of Health and Human Services and individual defendants (sued in their official capacities) asserting that the composition of the TPSAC and the composition of the Constituents Subcommittee of the TPSAC violates several federal laws, including the Federal Advisory Committee Act, because four of the voting members of the TPSAC have financial and other conflicts (including service as paid experts for plaintiffs in tobacco litigation). In July 2014, the district court granted plaintiffs’ summary judgment motion, in part, and denied defendants’ summary judgment motion, ordering the FDA to reconstitute the TPSAC and barring defendants from relying on the TPSAC report on menthol, discussed below. The FDA appealed to the U.S. Court of Appeals for the District of Columbia Circuit in September 2014. In January 2016, the U.S. Court of Appeals for the District of Columbia Circuit vacated the trial court’s ruling on procedural grounds, finding that plaintiffs lacked standing to bring suit. In February 2016, plaintiffs filed a petition for rehearing.

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

The FDA began announcing its decisions on substantial equivalence reports in 2013. However, there are a significant number of substantial equivalence reports for which the FDA has not announced decisions. At this time, it is not possible to predict how long reviews by the FDA of substantial equivalence reports or new product applications will take. A “not substantially equivalent” determination on one or more products of PM USA or USSTC could have a material adverse impact on the business results of those subsidiaries.

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

In September 2015, the FDA issued a second edition of the Substantial Equivalence Guidance (the “Revised SE Guidance”), which continues to require FDA pre-authorization for certain label changes and for product quantity changes. PM USA, USSTC and other tobacco product manufacturers filed a new lawsuit in the U.S. District Court for the District of Columbia against the same defendants named in the prior suit seeking to declare the requirements of the Revised SE Guidance invalid and to enjoin defendants from enforcing them. In October 2015, plaintiffs filed a motion for summary judgment. Defendants opposed the motion for summary judgment and moved to dismiss the complaint in December 2015.

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

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. By way of example, in 2009, the federal excise tax (“FET”) on cigarettes increased from $0.39 per pack to approximately $1.01 per pack, in 2010, the New York state excise tax increased by $1.60 to $4.35 per pack and in October 2014, Philadelphia, Pennsylvania enacted a $2.00 per pack local cigarette excise tax. Between the end of 1998 and April 25, 2016, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.55 per pack. As of April 25, 2016, Louisiana is the only state to enact legislation increasing its cigarette excise tax in 2016. The Federal Budget released by the President in February 2016 proposes significant increases in the FET for all tobacco products. The proposed budget would increase the FET on a pack of cigarettes by $0.94 per pack, raising the total FET to $1.95 per pack, and would also increase the tax on other tobacco products by a proportionate amount. It is not possible to predict whether this proposed FET increase will be enacted.

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

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of April 25, 2016, the federal government, 22 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of April 25, 2016, 179 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain; and restrict smoking in public places.

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

State Settlement Agreements

As discussed in Note 10, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. For a discussion of the impact of the State Settlement Agreements on Altria Group, Inc., see Financial Review - Debt and Liquidity - Payments Under State Settlement Agreements and FDA Regulation below and Note 10. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

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

State Legislation to Increase the Legal Age to Purchase Tobacco Products

A number of states have enacted or proposed legislation to increase the minimum age to purchase tobacco products above the current Federal minimum age of 18. The following states have enacted such legislation: Hawaii (21), Alabama (19), Alaska (19), New Jersey (19) and Utah (19).  As of April 25, 2016, 9 states have pending legislation to raise the minimum age to 21, but no state has enacted such legislation this year.

Health Effects of Tobacco Consumption and Exposure to Environmental Tobacco Smoke (“ETS”)

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

Price, Availability and Quality of Agricultural Products

Shifts in crops (such as those driven by economic conditions and adverse weather patterns), government mandated prices, economic trade sanctions, geopolitical instability and production control programs may increase or decrease the cost or reduce the supply or quality of tobacco and other agricultural products used to manufacture our companies’ products. As with other agriculture commodities, the price of tobacco leaf can be influenced by economic conditions and imbalances in supply and demand and crop quality and availability can be influenced by variations in weather patterns, including those caused by climate change. Certain types of tobacco are also only available in limited geographies. Tobacco production in certain countries is subject to a variety of controls, including government mandated prices and production control programs.  Changes in the patterns of demand for agricultural products and the cost of tobacco production could impact tobacco leaf prices and tobacco supply. Certain types of tobacco are available in limited geographies and loss of their availability could impact adult tobacco consumer product acceptability. Any significant change in the price, quality or availability of tobacco leaf or other agricultural products used to manufacture our products could impact adult consumer product acceptability and adversely affect our subsidiaries’ profitability and businesses.

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
Operating Results

The following discussion compares operating results for the smokeable products and smokeless products segments for the three months ended March 31, 2016, with the three months ended March 31, 2015.

	For the Three Months Ended March 31,
	Net Revenues		Operating Companies Income
	2016	2015	2016	2015
	(in millions)
Smokeable products	$5,422	$5,221	$1,751	$1,686
Smokeless products	479	430	280	251
Total smokeable and smokeless products	$5,901	$5,651	$2,031	$1,937

Smokeable products segment

The smokeable products segment’s net revenues and operating companies income increased during the three months ended March 31, 2016, due primarily to higher pricing. PM USA grew its total cigarette retail share versus the prior-year period.

The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
	2016	2015	Change
	(sticks in millions)
Cigarettes:
Marlboro	25,361	25,117	1.0%
Other premium	1,514	1,578	(4.1)%
Discount	2,664	2,503	6.4%
Total cigarettes	29,539	29,198	1.2%
Cigars:
Black & Mild	317	298	6.4%
Other	10	4	100.0%+
Total cigars	327	302	8.3%
Total smokeable products	29,866	29,500	1.2%

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

The following table summarizes the smokeable products segment retail share performance:

	Retail Share
	For the Three Months Ended March 31,
	2016	2015	Percentage Point Change
Cigarettes:
Marlboro	44.0%	44.0%	—
Other premium	2.7	2.8	(0.1)
Discount	4.7	4.3	0.4
Total cigarettes	51.4%	51.1%	0.3
Cigars:
Black & Mild	25.9%	26.6%	(0.7)
Other	0.5	0.3	0.2
Total cigars	26.4%	26.9%	(0.5)

Retail share results for cigarettes are based on data from IRI/Management Science Associates, Inc., a tracking service that uses a sample of stores and certain wholesale shipments to project market share and depict share trends. Retail share results for cigars are based on data from IRI InfoScan, a tracking service that uses a sample of stores to project market share and depict share trends. Both services track sales in the food, drug and mass merchandisers (including Wal-Mart), convenience, military, dollar store and club trade classes. For other trade classes selling cigarettes, retail share is based on shipments from wholesalers to retailers through the Store Tracking Analytical Reporting System (“STARS”). These services are not designed to capture sales through other channels, including the internet, direct mail and some illicitly tax-advantaged outlets. Retail share results for cigars are based on data for machine-made large cigars. Middleton defines machine-made large cigars as cigars, made by machine, that weigh greater than three pounds per thousand, except cigars sold at retail in packages of 20 cigars. Because the cigars service represents retail share performance only in key trade channels, it should not be considered a precise measurement of actual retail share. It is IRI’s standard practice to periodically refresh its services, which could restate retail share results that were previously released in these services.

PM USA executed the following pricing and promotional allowance actions during 2015:

▪	Effective November 15, 2015, PM USA increased the list price on all of its cigarette brands by $0.07 per pack.

▪	Effective May 17, 2015, PM USA increased the list price on all of its cigarette brands by $0.07 per pack.

Net revenues, which include excise taxes billed to customers increased $201 million (3.8%), due primarily to higher pricing, which includes higher promotional investments, and higher shipment volume ($78 million). Operating companies income increased $65 million (3.9%), due primarily to higher pricing, which includes higher promotional investments, higher shipment volume ($41 million) and lower marketing, administration and research costs (which includes lower tobacco and health litigation items) and lower manufacturing costs. These factors were partially offset by asset impairment, exit and implementation costs in connection with the productivity initiative, higher per unit settlement charges and NPM Adjustment Items.

Total smokeable products shipment volume for the three months ended March 31, 2016 increased 1.2%. PM USA’s reported domestic cigarettes shipment volume increased 1.2% for the three months ended March 31, 2016, as an extra shipping day, trade inventory movements and retail share gains more than offset industry volume decline. When adjusted for an extra shipping day, trade inventory movements and other factors, PM USA estimates that its domestic cigarettes shipment volume decreased by approximately 0.5% for the three months ended March 31, 2016, and that total industry cigarette volumes decreased approximately 1%.

PM USA’s shipments of premium cigarettes accounted for 91.0% of its reported domestic cigarettes shipment volume for the three months ended March 31, 2016, versus 91.4% for the three months ended March 31, 2015.

Middleton’s reported cigars shipment volume for the three months ended March 31, 2016 increased 8.3%, driven primarily by Black & Mild in the tipped cigars segment.

Marlboro’s retail share remained at 44.0% for the three months ended March 31, 2016.

PM USA grew its total retail share for the three months ended March 31, 2016 by 0.3 share points driven by L&M in Discount.

In the machine-made large cigars category, while Black & Mild’s overall retail share declined 0.7 share points for the three months ended March 31, 2016, Black & Mild maintained its retail share in the more profitable tipped cigars segment.
Smokeless products segment

During the three months ended March 31, 2016, the smokeless products segment grew net revenues and operating companies income primarily through higher pricing and higher shipment volume. USSTC increased Copenhagen and Skoal’s combined retail share.

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
	2016	2015	Change
	(cans and packs in millions)
Copenhagen	124.8	110.1	13.4%
Skoal	64.5	64.0	0.8%
Copenhagen and Skoal	189.3	174.1	8.7%
Other	16.8	17.0	(1.2)%
Total smokeless products	206.1	191.1	7.8%

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

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Three Months Ended March 31,
	2016	2015	Percentage Point Change
Copenhagen	32.4%	31.3%	1.1
Skoal	19.2	19.8	(0.6)
Copenhagen and Skoal	51.6	51.1	0.5
Other	3.5	3.8	(0.3)
Total smokeless products	55.1%	54.9%	0.2

Retail share results for smokeless products are based on data from IRI InfoScan, a tracking service that uses a sample of stores to project market share and depict share trends.  The service tracks sales in the food, drug and mass merchandisers (including Wal-Mart), convenience, military, dollar store and club trade classes on the number of cans and packs sold.  Smokeless products is defined by IRI as moist smokeless and spit-free tobacco products. Other includes certain USSTC and PM USA smokeless products. New types of smokeless products, as well as new packaging configurations of existing smokeless products, may or may not be equivalent to existing MST products on a can-for-can basis. For example, one pack of snus, irrespective of the number of pouches in the pack, is assumed to be equivalent to one can of MST. Because this service represents retail share performance only in key trade channels, it should not be considered a precise measurement of actual retail share.  It is IRI’s standard practice to periodically refresh its InfoScan services, which could restate retail share results that were previously released in this service.

USSTC executed the following pricing actions during 2015:

▪
Effective December 8, 2015, USSTC increased the list price on Copenhagen and Skoal popular price products by $0.12 per can. In addition, USSTC increased the list price on all its brands, except for Copenhagen and Skoal popular price products, by $0.07 per can.

▪	Effective May 5, 2015, USSTC increased the list price on all its brands by $0.07 per can.
Net revenues, which include excise taxes billed to customers increased $49 million (11.4%), due primarily to higher shipment volume ($30 million) and higher pricing, which includes higher promotional investments. Operating companies income increased $29 million (11.6%), due primarily to higher pricing, which includes higher promotional investments, and higher shipment volume, partially offset by asset impairment, exit and implementation costs in connection with the productivity initiative.

The smokeless products segment’s reported domestic shipment volume for the three months ended March 31, 2016 increased 7.8%, driven by Copenhagen and Skoal, partially offset by declines in Other portfolio brands. Copenhagen and Skoal’s combined reported shipment volume for the three months ended March 31, 2016 increased 8.7%, partially driven by the national expansion of Copenhagen Mint.

After adjusting for trade inventory movements, including Copenhagen Mint pipeline volume, and other factors, USSTC estimates that its domestic smokeless products shipment volume grew approximately 3% for the three months ended March 31, 2016. USSTC estimates that the smokeless products category volume grew approximately 2.5% over the six months ended March 31, 2016 as compared with approximately 1.5% for the six months ended March 31, 2015.

Copenhagen and Skoal’s combined retail share for the three months ended March 31, 2016 increased 0.5 share points to 51.6%. For the three months ended March 31, 2016, Copenhagen’s retail share increased 1.1 share points and Skoal’s retail share declined 0.6 share points.

Total smokeless products retail share for the three months ended March 31, 2016 increased 0.2 share points to 55.1%.

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

Operating Results
Ste. Michelle increased its net revenues and operating companies income for the three months ended March 31, 2016.
The following discussion compares wine segment results for the three months ended March 31, 2016, with the three months ended March 31, 2015.

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
Net revenues	$145	$134
Operating companies income	$28	$27

Net revenues, which include excise taxes billed to customers increased $11 million (8.2%), due primarily to higher shipment volume. Operating companies income increased $1 million (3.7%), due primarily to higher shipment volume, mostly offset by higher costs.

For the three months ended March 31, 2016, Ste. Michelle’s reported wine shipment volume of 1,851 thousand cases grew 8.1%, primarily driven by strong performance among its core premium brands and the timing of the early Easter holiday.

Financial Review

Net Cash Provided by Operating Activities

During the first three months of 2016, net cash provided by operating activities was $2,689 million compared with $2,498 million during the first three months of 2015. This increase was due primarily to higher net revenues in the smokeable products segment during the first three months of 2016.

Altria Group, Inc. had a working capital deficit at March 31, 2016 and December 31, 2015. Altria Group, Inc.’s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.

Net Cash Provided by Investing Activities

During the first three months of 2016, net cash provided by investing activities was $34 million compared with $99 million during the first three months of 2015. This decrease was due primarily to lower proceeds from asset sales in the financial services business during the first three months of 2016, partially offset by higher capital expenditures during 2015, due primarily to a new USSTC manufacturing facility in Hopkinsville, Kentucky that is expected to be completed in 2016.

Cash Used in Financing Activities

During the first three months of 2016, cash used in financing activities was $1,277 million compared with $2,244 million during the first three months of 2015. This decrease was due primarily to the following:

▪
debt tender offer completed during the first quarter of 2015, which resulted in the repurchase of $793 million of senior unsecured long-term notes and a $226 million payment of premiums and fees, as more fully described in Note 9. Debt to the condensed consolidated financial statements in Item 1 (“Note 9”); and

▪	lower share repurchases during the first three months of 2016;
partially offset by:

▪	higher dividends paid during the first three months of 2016.
Debt and Liquidity

Credit Ratings - Altria Group, Inc.’s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings. As a result of credit rating upgrades by both Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) in the first quarter of 2016, the provision in certain of Altria Group, Inc.’s senior unsecured long-term notes issued in 2008 and 2009 that required an adjustment to the cost of borrowings upon a change in credit rating terminated in accordance with its terms. The impact of credit ratings on the cost of borrowings under Altria Group, Inc.’s credit agreement is discussed below. See the discussion below regarding the potential adverse impact of certain events on Altria Group, Inc.’s credit ratings in Cautionary Factors That May Affect Future Results.

At March 31, 2016, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook

Moody’s [1]	P-2	A3	Stable
Standard & Poor’s [2]	A-1	A-	Stable
Fitch Ratings Ltd.	F2	BBB+	Stable

1 On March 9, 2016, Moody’s raised the long-term debt credit rating for Altria Group, Inc. to A3 from Baa1.
2 On March 30, 2016, Standard & Poor’s raised the long-term debt credit rating for Altria Group, Inc. to A- from BBB+ and the short-term debt credit rating for Altria Group, Inc. to A-1 from A-2.

Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At March 31, 2016 and 2015, and at December 31, 2015, Altria Group, Inc. had no short-term borrowings.

At March 31, 2016, Altria Group, Inc. had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires August 19, 2020. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at March 31, 2016 for borrowings under the Credit Agreement was 1.125%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At March 31, 2016, credit available to Altria Group, Inc. under the Credit Agreement was $3.0 billion.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At March 31, 2016, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.4 to 1.0 and 12.4 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.’s Form 10-Q for the period ended September 30, 2013 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.

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

Debt - At March 31, 2016 and December 31, 2015, Altria Group, Inc.’s total debt was $12.9 billion and $12.8 billion, respectively. On January 1, 2016, Altria Group, Inc. adopted Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge (an asset). For further discussion, see Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Item 1 (“Note 1”).

Guarantees and Other Similar Matters - As discussed in Note 10, Altria Group, Inc. and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at March 31, 2016. From time to time, subsidiaries of Altria Group, Inc. also issue lines of credit to affiliated entities. In addition, as discussed in Note 11, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.
Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 10, PM USA has entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, in June 2009, PM USA and USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements and the FDA user fees are based on variable factors, such as volume, operating income, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements and FDA user fees, Altria Group, Inc.’s subsidiaries recorded approximately $1.2 billion and $1.1 billion of charges to cost of sales for the three months ended March 31, 2016 and 2015, respectively. The amount for the three months ended March 31, 2016 included an increase to cost of sales of $12 million for the NPM Adjustment Items.

In connection with the settlement with the 24 signatory states of certain NPM Adjustment disputes under the 1998 Master Settlement Agreement (“MSA”), the formula for allocating the revised NPM Adjustments applicable to the signatory states for 2013 and subsequent years among the tobacco product manufacturers that are original signatories to the MSA (“OPMs”) has been modified in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon future developments. Similarly, in connection with the settlement with New York of certain NPM Adjustment disputes under the MSA, the formula for allocating among the OPMs the revised NPM Adjustments applicable to New York for years after 2014 has been modified in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon future developments. For a detailed discussion of settlements of, and determinations made in connection with, disputes with certain states and territories related to the NPM Adjustment provision under the MSA for the years 2003-2012, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 10.

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

Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of March 31, 2016, PM USA had posted various forms of security totaling approximately $99 million, the majority of which have been collateralized with cash deposits. These cash deposits are included in other assets on the condensed consolidated balance sheet.

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

Leases - PMCC’s investment in leases is included in the line item finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015. At March 31, 2016, PMCC’s net finance receivables of approximately $1.2 billion in leveraged leases, which are included in finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheet, consisted of rents receivable ($1.8 billion) and the residual value of assets under lease ($0.7 billion), reduced by third-party nonrecourse debt ($1.0 billion) and unearned income ($0.3 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, of $1.2 billion at March 31, 2016, also included an allowance for losses.

Equity and Dividends

On January 26, 2016, Altria Group, Inc. granted an aggregate of 0.9 million shares of restricted stock units to eligible employees. Restrictions on these shares lapse in the first quarter of 2019. The market value per share was $59.03 on the date of grant.

During the three months ended March 31, 2016, 1.3 million shares of restricted stock and restricted stock units vested. The total fair value of restricted stock and restricted stock units that vested during the three months ended March 31, 2016 was $76 million. The weighted-average grant date fair value per share of these awards was $33.74.

Dividends paid during the first three months of 2016 and 2015 were $1,108 million and $1,026 million, respectively, an increase of 8.0%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase programs. Altria Group, Inc. expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $2.26 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of Altria Group, Inc.’s Board of Directors (the “Board of Directors”).

In July 2015, the Board of Directors authorized a $1.0 billion share repurchase program (the “July 2015 share repurchase program”). At March 31, 2016, Altria Group, Inc. had approximately $797 million remaining in the July 2015 share repurchase program which it expects to complete by the end of 2016.

For further discussion of Altria Group, Inc.’s share repurchase programs, see Note 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.

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

______________________________________________________________________________________________________
1 This section uses the terms “we,” “our” and “us” when it is not necessary to distinguish among Altria Group, Inc. and its various operating subsidiaries or when any distinction is clear from the context.

In certain litigation, Altria Group, Inc. and its subsidiaries may face potentially significant non-monetary remedies. For example, in the lawsuit brought by the United States Department of Justice, discussed in Note 10, the district court did not impose monetary penalties but ordered significant non-monetary remedies, including the issuance of “corrective statements” in various media.

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

Significant federal, state and local governmental actions, including actions by the FDA, and various private sector actions may continue to have an adverse impact on our tobacco subsidiaries’ businesses and sales volumes.

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

Actions by the FDA and other federal, state or local governments or agencies, including those specific actions described in Tobacco Space - Business Environment above, may impact the adult tobacco consumer acceptability of or access to tobacco products, limit adult tobacco consumer choices, delay or prevent the launch of new or modified tobacco products or products with claims of reduced risk, require the recall or other removal of tobacco products from the marketplace (for example as a result of product contamination or a determination by the FDA that one or more tobacco products do not satisfy the statutory requirements for substantial equivalence), restrict communications to adult tobacco consumers, restrict the ability to differentiate tobacco products, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing, labeling or packing requirements, interrupt manufacturing or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments. Any one or more of these actions may have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries. See Tobacco Space - Business Environment above for a more detailed discussion.

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

See Tobacco Space - Business Environment - Summary above for additional discussion concerning evolving adult tobacco consumer preferences, including consumer awareness of, and expenditures on, e-vapor products. Growth of this product category could contribute to reductions in cigarette consumption levels and cigarette industry sales volume and could adversely affect the growth rates of other tobacco products.

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

From time to time, Altria Group, Inc. considers acquisitions and may engage in confidential acquisition negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Although we seek to maintain or improve our credit ratings over time, it is possible that completing a given acquisition or the occurrence of other events could impact our credit ratings or the outlook for those ratings. Any such change in ratings or outlook may negatively affect the amount of credit available to us and may also increase our costs and adversely affect our earnings or our dividend rate.

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

As described in more detail in Note 4, AB InBev has announced its firm offer to effect a business combination with SABMiller. The proposed transaction is subject to a number of closing conditions, including shareholder approvals of both SABMiller and AB InBev, and receipt of the required regulatory approvals. These conditions may not be satisfied or may take longer than expected to be satisfied. The transaction is also subject to other risks and uncertainties over which Altria Group, Inc. has no control. We cannot provide any assurance that the proposed transaction will be completed or that there will not be a delay in the completion of the proposed transaction. If the transaction is not completed or is subject to a delay, the value of our investment in SABMiller could be adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Altria Group, Inc.’s market risk during the three months ended March 31, 2016. For additional information regarding quantitative and qualitative disclosures about market risk, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

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

Item 1A. Risk Factors.
Information regarding Risk Factors appears under Cautionary Factors That May Affect Future Results in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q (“Item 2”) and in Part I, Item 1A. Risk Factors of the 2015 Form 10-K. Other than as set forth in Item 2, there have been no material changes from the risk factors previously disclosed in the 2015 Form 10-K.
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

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended March 31, 2016, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

January 1 - 31, 2016	1,322,500	$58.45	1,322,500	$887,406,363
February 1 - 29, 2016	1,340,898	$60.17	848,600	$836,128,864
March 1 - 31, 2016	708,992	$61.78	634,600	$796,910,133
For the Quarter Ended March 31, 2016	3,372,390	$59.84	2,805,700

(1)
The total number of shares purchased include (a) shares purchased under the July 2015 share repurchase program (which totaled 1,322,500 shares in January, 848,600 shares in February and 634,600 shares in March) and (b) shares withheld by Altria Group, Inc. in an amount equal to the statutory withholding taxes for holders who vested in restricted stock and restricted stock units, and forfeitures of restricted stock for which consideration was paid in connection with termination of employment of certain employees (which totaled 492,298 shares in February and 74,392 shares in March).

Item 6. Exhibits.

10.1	Form of Restricted Stock Unit Agreement, dated as of January 26, 2016. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 28, 2016 (File No. 1-08940).

10.2	Amendment to Benefit Equalization Plan, effective March 31, 2016.

12	Statements regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

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
April 28, 2016