Form 10-Q
period 2016-06-30
ALTRIA GROUP, INC.
filed 2016-07-27
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
At July 18, 2016, there were 1,953,854,575 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$819	$2,369
Receivables	122	124
Inventories:
Leaf tobacco	836	957
Other raw materials	180	181
Work in process	391	444
Finished product	563	449
	1,970	2,031
Deferred income taxes	1,188	1,175
Other current assets	501	387
Total current assets	4,600	6,086
Property, plant and equipment, at cost	4,866	4,877
Less accumulated depreciation	2,904	2,895
	1,962	1,982
Goodwill	5,285	5,285
Other intangible assets, net	12,047	12,028
Investment in SABMiller	5,877	5,483
Finance assets, net	1,155	1,239
Other assets	398	360
Total Assets	$31,324	$32,463

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	June 30, 2016	December 31, 2015
Liabilities
Current portion of long-term debt	$—	$4
Accounts payable	193	400
Accrued liabilities:
Marketing	726	695
Employment costs	169	198
Settlement charges	2,264	3,590
Other	1,053	1,081
Dividends payable	1,107	1,110
Total current liabilities	5,512	7,078
Long-term debt	12,837	12,843
Deferred income taxes	5,659	5,663
Accrued pension costs	1,426	1,277
Accrued postretirement health care costs	2,296	2,245
Other liabilities	415	447
Total liabilities	28,145	29,553
Contingencies (Note 11)
Redeemable noncontrolling interest	36	37
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,851	5,813
Earnings reinvested in the business	27,915	27,257
Accumulated other comprehensive losses	(3,340)	(3,280)
Cost of repurchased stock (851,955,312 shares at June 30, 2016 and 845,901,836 shares at December 31, 2015)	(28,221)	(27,845)
Total stockholders’ equity attributable to Altria Group, Inc.	3,140	2,880
Noncontrolling interests	3	(7)
Total stockholders’ equity	3,143	2,873
Total Liabilities and Stockholders’ Equity	$31,324	$32,463
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Net revenues	$12,587	$12,417
Cost of sales	3,798	3,801
Excise taxes on products	3,176	3,270
Gross profit	5,613	5,346
Marketing, administration and research costs	1,105	1,253
Asset impairment and exit costs	121	4
Operating income	4,387	4,089
Interest and other debt expense, net	392	404
Loss on early extinguishment of debt	—	228
Earnings from equity investment in SABMiller	(265)	(359)
Gain on derivative financial instrument	(157)	—
Earnings before income taxes	4,417	3,816
Provision for income taxes	1,545	1,349
Net earnings	2,872	2,467
Net earnings attributable to noncontrolling interests	(2)	(1)
Net earnings attributable to Altria Group, Inc.	$2,870	$2,466
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$1.47	$1.25
Dividends declared	$1.13	$1.04
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2016	2015
Net revenues	$6,521	$6,613
Cost of sales	1,924	2,004
Excise taxes on products	1,640	1,738
Gross profit	2,957	2,871
Marketing, administration and research costs	546	643
Asset impairment and exit costs	1	4
Operating income	2,410	2,224
Interest and other debt expense, net	192	195
Earnings from equity investment in SABMiller	(199)	(225)
Gain on derivative financial instrument	(117)	—
Earnings before income taxes	2,534	2,254
Provision for income taxes	880	805
Net earnings	1,654	1,449
Net earnings attributable to noncontrolling interests	(1)	(1)
Net earnings attributable to Altria Group, Inc.	$1,653	$1,448
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$0.84	$0.74
Dividends declared	$0.565	$0.52
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Net earnings	$2,872	$2,467
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments	1	(1)
Benefit plans	(144)	81
SABMiller	83	(276)
Other comprehensive losses, net of deferred income taxes	(60)	(196)

Comprehensive earnings	2,812	2,271
Comprehensive earnings attributable to noncontrolling interests	(2)	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$2,810	$2,270
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,
	2016	2015
Net earnings	$1,654	$1,449
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	30	39
SABMiller	(43)	28
Other comprehensive (losses) earnings, net of deferred income taxes	(13)	67

Comprehensive earnings	1,641	1,516
Comprehensive earnings attributable to noncontrolling interests	(1)	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$1,640	$1,515

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Year Ended December 31, 2015 and
the Six Months Ended June 30, 2016
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2014	$935	$5,735	$26,277	$(2,682)	$(27,251)	$(4)	$3,010
Net earnings (losses) (1)	—	—	5,241	—	—	(3)	5,238
Other comprehensive losses, net of deferred income taxes	—	—	—	(598)	—	—	(598)
Stock award activity	—	78	—	—	(40)	—	38
Cash dividends declared ($2.17 per share)	—	—	(4,261)	—	—	—	(4,261)
Repurchases of common stock	—	—	—	—	(554)	—	(554)
Balances, December 31, 2015	935	5,813	27,257	(3,280)	(27,845)	(7)	2,873
Net earnings (1)	—	—	2,870	—	—	—	2,870
Other comprehensive losses, net of deferred income taxes	—	—	—	(60)	—	—	(60)
Stock award activity	—	48	—	—	(35)	—	13
Cash dividends declared ($1.13 per share)	—	—	(2,212)	—	—	—	(2,212)
Repurchases of common stock	—	—	—	—	(341)	—	(341)
Other	—	(10)	—	—	—	10	—
Balances, June 30, 2016	$935	$5,851	$27,915	$(3,340)	$(28,221)	$3	$3,143

(1)
Amounts attributable to noncontrolling interests for the six months ended June 30, 2016 and for the year ended December 31, 2015 exclude net earnings of $2 million and $5 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section in the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash Provided by (Used in) Operating Activities
Net earnings	$2,872	$2,467
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	98	100
Deferred income tax provision	15	28
Earnings from equity investment in SABMiller	(265)	(359)
Gain on derivative financial instrument	(157)	—
Asset impairment and exit costs, net of cash paid	91	2
Loss on early extinguishment of debt	—	228
Cash effects of changes:
Receivables	3	19
Inventories	72	105
Accounts payable	(233)	(154)
Income taxes	(53)	(153)
Accrued liabilities and other current assets	(133)	74
Accrued settlement charges	(1,326)	(1,294)
Pension plan contributions	(6)	(9)
Pension provisions and postretirement, net	(43)	55
Other	123	138
Net cash provided by operating activities	1,058	1,247
Cash Provided by (Used in) Investing Activities
Capital expenditures	$(77)	$(99)
Proceeds from finance assets	56	185
Other	(42)	1
Net cash (used in) provided by investing activities	(63)	87
Cash Provided by (Used in) Financing Activities
Long-term debt repaid	—	(793)
Repurchases of common stock	(341)	(455)
Dividends paid on common stock	(2,215)	(2,050)
Premiums and fees related to early extinguishment of debt	—	(226)
Other	11	(8)
Net cash used in financing activities	(2,545)	(3,532)
Cash and cash equivalents:
Decrease	(1,550)	(2,198)
Balance at beginning of period	2,369	3,321
Balance at end of period	$819	$1,123
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At June 30, 2016, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged predominantly in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At June 30, 2016, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At June 30, 2016, Altria Group, Inc. also held approximately 27% of the economic and voting interest of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends. In November 2015, Anheuser-Busch InBev SA/NV (“AB InBev”) announced its firm offer to effect a business combination with SABMiller in a cash and stock transaction. For further discussion, see Note 4. Investment in SABMiller.

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

In July 2015, the Board of Directors authorized a $1.0 billion share repurchase program (the “July 2015 share repurchase program”). At June 30, 2016, Altria Group, Inc. had approximately $624 million remaining in the July 2015 share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria Group, Inc.’s share repurchase activity was as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
	(in millions, except per share data)
Total number of shares repurchased	5.5	8.8	2.7	5.2
Aggregate cost of shares repurchased	$341	$455	$173	$263
Average price per share of shares repurchased	$61.90	$51.63	$64.06	$50.64

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

On January 1, 2016, Altria Group, Inc. adopted Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge (an asset). As a result of the adoption, $69 million of debt issuance costs have been presented on Altria Group, Inc.’s condensed consolidated balance sheet at June 30, 2016 as a deduction from the carrying amount of long-term debt. In addition, $72 million of debt issuance costs were reclassified from other assets to long-term debt on Altria Group, Inc.’s condensed consolidated balance sheet at December 31, 2015.

For a description of recently issued accounting guidance that Altria Group, Inc. has not yet adopted, see Note 13. Recent Accounting Guidance Not Yet Adopted.
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

Pre-tax restructuring charges for the six and three months ended June 30, 2016 of $124 million, or $0.04 per share, and $2 million, respectively, recorded in connection with the productivity initiative consisted of the following:

	For the Six Months Ended June 30, 2016			For the Three Months Ended June 30, 2016
	Asset Impairment and Exit Costs (1)	Implementation Costs	Total	Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
Smokeable products	$98	$3	$101	$1	$1	$2
Smokeless products	13	—	13	—	—	—
All other	5	—	5	—	—	—
General corporate	5	—	5	—	—	—
Total	$121	$3	$124	$1	$1	$2

(1) Includes termination and curtailment costs of $20 million. See Note 3. Benefit Plans.

The movement in the restructuring liabilities (excluding termination and curtailment costs), substantially all of which are severance liabilities, was as follows:

For the Six Months Ended June 30, 2016
(in millions)
Charges	$101
Cash spent	(29)
Balances at June 30, 2016	$72

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

Components of Net Periodic Benefit Cost

Net periodic benefit cost (income) consisted of the following:

	For the Six Months Ended June 30,				For the Three Months Ended June 30,
	Pension		Postretirement		Pension		Postretirement
	2016	2015	2016	2015	2016	2015	2016	2015
	(in millions)
Service cost	$37	$43	$8	$9	$19	$22	$4	$5
Interest cost	141	168	40	51	70	84	19	25
Expected return on plan assets	(277)	(270)	—	—	(139)	(135)	—	—
Amortization:
Net loss	87	117	16	23	43	58	9	11
Prior service cost (credit)	2	4	(19)	(20)	1	2	(9)	(10)
Termination and curtailment	20	—	—	—	—	—	—	—
Net periodic benefit cost (income)	$10	$62	$45	$63	$(6)	$31	$23	$31

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
Employer Contributions

Altria Group, Inc. makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. Employer contributions of $6 million were made to Altria Group, Inc.’s pension plans during the six months ended June 30, 2016. Currently, Altria Group, Inc. anticipates making additional employer contributions to its pension plans during the remainder of 2016 of approximately $25 million to $70 million, based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.
Note 4. Investment in SABMiller:

At June 30, 2016, Altria Group, Inc. held approximately 27% of the economic and voting interest of SABMiller. Altria Group, Inc. accounts for its investment in SABMiller under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

AB InBev and SABMiller Business Combination

In November 2015, AB InBev announced its firm offer to effect a business combination with SABMiller in a cash and stock transaction valued at approximately $107 billion. Under the November 2015 terms of the transaction, SABMiller shareholders would have received 44 British pounds (“GBP”) in cash for each SABMiller share, with a partial share alternative (“PSA”) available for approximately 41% of the SABMiller shares.

On July 26, 2016, AB InBev announced its revised and final offer to SABMiller for the proposed business combination (the “Revised and Final Offer”) under which the all-cash offer was increased from 44 GBP to 45 GBP per SABMiller share and the cash element of the PSA was increased from 3.7788 GBP to 4.6588 GBP per SABMiller share. The equity component of the PSA remains unchanged.

Altria Group, Inc. has committed to elect the PSA. Under the Revised and Final Offer of the PSA, SABMiller shareholders may elect to receive for each SABMiller share held (i) 0.483969 restricted shares (the “Restricted Shares”) in a newly formed Belgian company (“NewCo”) that will own the combined SABMiller and AB InBev business plus (ii) 4.6588 GBP in cash.

If the transaction is completed, NewCo will acquire SABMiller and, following the closing of that acquisition, AB InBev will merge into NewCo. Under the Revised and Final Offer, Altria Group, Inc. expects to exchange its approximate 27% economic and voting interest in SABMiller for an interest that will be converted into Restricted Shares representing an approximate 10.5% economic and voting interest in NewCo plus, including the anticipated impact of the derivative financial instrument discussed below, approximately $3.0 billion in pre-tax cash (subject to proration as described in the 2015 Form 10-K). The Revised and Final Offer increases the cash element of the PSA for Altria Group, Inc. by approximately $500 million based on the July 26, 2016 GBP to United States dollar (“USD”) exchange rate.

Upon closing of the transaction, Altria Group, Inc. estimates, based on the Revised and Final Offer, that it will record a one-time pre-tax accounting gain of approximately $13 billion, or $8.5 billion after-tax. This estimate is based on the AB InBev share price, GBP to USD exchange rate and book value of Altria Group, Inc.’s investment in SABMiller at June 30, 2016. The actual gain recorded at closing may vary significantly from this estimate based on changes to these factors, the impact of dispositions related to the transaction and any proration of Restricted Shares.

Altria Group, Inc. expects to account for its economic and voting interest in NewCo under the equity method of accounting because Altria Group, Inc. anticipates having the ability to exercise significant influence over the operating and financial policies of NewCo. This conclusion is based on the fact that Altria Group, Inc. expects to have active representation on NewCo’s Board of Directors (“NewCo Board”) and its Committees. In addition, through NewCo Board and Committee representation, Altria Group, Inc. anticipates participating in NewCo policy making processes.

The transaction is subject to certain closing conditions, including shareholder approvals of both SABMiller and AB InBev, and receipt of the required regulatory approvals.

Derivative Financial Instrument

In November 2015, Altria Group, Inc. entered into a derivative financial instrument in the form of a put option (the “option”) to hedge Altria Group, Inc.’s exposure to foreign currency exchange rate movements for the GBP, in relation to the initial USD pre-tax cash consideration of approximately $2.5 billion that Altria Group, Inc. expected to receive under the PSA. Altria Group, Inc. has the ability to exercise or terminate the option up to its expiration date of May 11, 2017. The notional amount of the option is $2,467 million (1,625 million GBP). The option does not qualify for hedge accounting; therefore, changes in the fair value of the option will be recorded as a pre-tax gain or loss in Altria Group, Inc.’s consolidated statement of earnings for the periods in which the changes occur. For the six and three months ended June 30, 2016, Altria Group, Inc. recorded a pre-tax gain of $157 million and $117 million, respectively, for the change in the fair value of the option, which was included in gain on derivative financial instrument in Altria Group, Inc.’s condensed consolidated statements of earnings.

The fair value of the option is determined using a binomial option pricing model, which reflects the contractual terms of the option and other observable market-based inputs, and is classified in Level 2 of the fair value hierarchy. At June 30, 2016 and December 31, 2015, the fair value of the option of $309 million and $152 million, respectively, was recorded in other current assets on Altria Group, Inc.’s condensed consolidated balance sheets.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net earnings attributable to Altria Group, Inc.	$2,870	$2,466	$1,653	$1,448
Less: Distributed and undistributed earnings attributable to unvested restricted shares and restricted stock units	(5)	(5)	(3)	(3)
Earnings for basic and diluted EPS	$2,865	$2,461	$1,650	$1,445

Weighted-average shares for basic and diluted EPS	1,955	1,964	1,954	1,962
Note 6. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

	For the Six Months Ended June 30, 2016
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2015	$(5)	$(2,010)	$(1,265)		$(3,280)

Other comprehensive earnings (losses) before reclassifications	1	(318)	110		(207)
Deferred income taxes	—	122	(39)		83
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	1	(196)	71		(124)

Amounts reclassified to net earnings	—	85	19		104
Deferred income taxes	—	(33)	(7)		(40)
Amounts reclassified to net earnings, net of deferred income taxes	—	52	12		64

Other comprehensive earnings (losses), net of deferred income taxes	1	(144)	83	(1)	(60)

Balances, June 30, 2016	$(4)	$(2,154)	$(1,182)		$(3,340)

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended June 30, 2016
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, March 31, 2016	$(4)	$(2,184)	$(1,139)		$(3,327)

Other comprehensive losses before reclassifications	—	—	(72)		(72)
Deferred income taxes	—	—	25		25
Other comprehensive losses before reclassifications, net of deferred income taxes	—	—	(47)		(47)

Amounts reclassified to net earnings	—	49	7		56
Deferred income taxes	—	(19)	(3)		(22)
Amounts reclassified to net earnings, net of deferred income taxes	—	30	4		34

Other comprehensive earnings (losses), net of deferred income taxes	—	30	(43)	(1)	(13)

Balances, June 30, 2016	$(4)	$(2,154)	$(1,182)		$(3,340)

	For the Six Months Ended June 30, 2015
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2014	$(2)	$(2,040)	$(640)		$(2,682)

Other comprehensive losses before reclassifications	(1)	—	(434)		(435)
Deferred income taxes	—	—	151		151
Other comprehensive losses before reclassifications, net of deferred income taxes	(1)	—	(283)		(284)

Amounts reclassified to net earnings	—	134	9		143
Deferred income taxes	—	(53)	(2)		(55)
Amounts reclassified to net earnings, net of deferred income taxes	—	81	7		88

Other comprehensive (losses) earnings, net of deferred income taxes	(1)	81	(276)	(1)	(196)

Balances, June 30, 2015	$(3)	$(1,959)	$(916)		$(2,878)

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
(1) For the six and three months ended June 30, 2016 and 2015, Altria Group, Inc.’s proportionate share of SABMiller’s other comprehensive earnings/losses consisted primarily of currency translation adjustments.

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Benefit Plans: (1)
Net loss	$112	$150	$57	$74
Prior service cost/credit	(27)	(16)	(8)	(8)
	85	134	49	66

SABMiller (2)	19	9	7	5

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$104	$143	$56	$71

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
Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net revenues:
Smokeable products	$11,251	$11,195	$5,829	$5,974
Smokeless products	1,002	911	523	481
Wine	316	295	171	161
All other	18	16	(2)	(3)
Net revenues	$12,587	$12,417	$6,521	$6,613
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$3,869	$3,710	$2,118	$2,024
Smokeless products	618	544	338	293
Wine	62	62	34	35
All other	(54)	(104)	(33)	(63)
Amortization of intangibles	(10)	(10)	(5)	(5)
General corporate expenses	(93)	(113)	(42)	(60)
Corporate asset impairment and exit costs	(5)	—	—	—
Operating income	4,387	4,089	2,410	2,224
Interest and other debt expense, net	(392)	(404)	(192)	(195)
Loss on early extinguishment of debt	—	(228)	—	—
Earnings from equity investment in SABMiller	265	359	199	225
Gain on derivative financial instrument	157	—	117	—
Earnings before income taxes	$4,417	$3,816	$2,534	$2,254

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

For the Six Months Ended June 30, 2016
(in millions)
Smokeable products segment	$12
Interest and other debt expense, net	6
Total	$18
NPM adjustment items result from the settlement of, and determinations made in connection with, disputes with certain states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement (such settlements and determinations are referred to collectively as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 11. Contingencies). The amount shown in the table above for the smokeable products segment was recorded by PM USA as an increase to cost of sales, which decreased operating companies income in the smokeable products segment.
Tobacco and Health Litigation Items - Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Smokeable products segment	$27	$48	$1	$5
Interest and other debt expense, net	16	—	4	—
Total	$43	$48	$5	$5
During the first quarter of 2016, PM USA recorded pre-tax charges, primarily related to the Aspinall case, of $26 million in marketing, administration and research costs and $12 million in interest costs. During the first quarter of 2015, PM USA and certain other cigarette manufacturers reached an agreement to resolve approximately 415 pending federal Engle progeny cases. As a result of the agreement, during the first quarter of 2015, PM USA recorded a pre-tax provision of approximately $43 million in marketing, administration and research costs. For further discussion, see Note 11. Contingencies.
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

At June 30, 2016, finance assets, net, of $1,155 million were comprised of investments in finance leases of $1,191 million, reduced by the allowance for losses of $36 million. At December 31, 2015, finance assets, net, of $1,239 million were comprised of investments in finance leases of $1,281 million, reduced by the allowance for losses of $42 million.

During the second quarter of 2016 and 2015, as a result of updated market value information, PMCC determined that the estimated unguaranteed residual values on certain aircraft should be reduced by $28 million and $35 million, respectively. These decreases in unguaranteed residual values resulted in a reduction to PMCC’s net revenues of $18 million and $29 million in the second quarter of 2016 and 2015, respectively.

PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. PMCC believes that, as of June 30, 2016, the allowance for losses of $36 million was adequate. PMCC continues to monitor

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

economic and credit conditions, and the individual situations of its lessees and their respective industries, and may increase or decrease its allowance for losses if such conditions change in the future.
The activity in the allowance for losses on finance assets was as follows:

	For the Six Months Ended June 30,
	2016	2015
	(in millions)
Balance at beginning of the year	$42	$42
Decrease to allowance	(6)	—
Balance at June 30	$36	$42

All PMCC lessees were current on their lease payment obligations as of June 30, 2016.
The credit quality of PMCC’s investments in finance leases as assigned by Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”) at June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
	(in millions)
Credit Rating by Standard & Poor’s/Moody’s:
“AAA/Aaa” to “A-/A3”	$214	$212
“BBB+/Baa1” to “BBB-/Baa3”	584	702
“BB+/Ba1” and Lower	393	367
Total	$1,191	$1,281
Note 9. Debt:

At June 30, 2016 and December 31, 2015, Altria Group, Inc. had no short-term borrowings.

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

Altria Group, Inc.’s estimate of the fair value of its debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.’s total long-term debt at June 30, 2016 and December 31, 2015, was $15.8 billion and $14.5 billion, respectively, as compared with its carrying value of $12.8 billion for each period.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 10. Income Taxes:

Altria Group, Inc. is subject to income taxation in many jurisdictions. Uncertain tax positions reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within the control of Altria Group, Inc. At June 30, 2016, Altria Group, Inc.’s total unrecognized tax benefits were $175 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at June 30, 2016 was $81 million, along with $94 million affecting deferred taxes. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $140 million. At December 31, 2015, Altria Group, Inc.’s total unrecognized tax benefits were $158 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2015 was $76 million, along with $82 million affecting deferred taxes.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA(1) and, in some instances, Altria Group, Inc. as of July 22, 2016, July 24, 2015 and July 18, 2014:

	July 22, 2016	July 24, 2015	July 18, 2014
Individual Smoking and Health Cases (2)	62	65	67
Smoking and Health Class Actions and Aggregated Claims Litigation (3)	5	5	5
Health Care Cost Recovery Actions (4)	1	1	1
“Lights/Ultra Lights” Class Actions	9	12	14

(1) Does not include 24 cases filed on the asbestos docket in the Circuit Court for Baltimore City, Maryland, which seek to join PM USA and other cigarette-manufacturing defendants in complaints previously filed against asbestos companies.
(2) Does not include 2,494 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. Also, does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (discussed below in Smoking and Health Litigation - Engle Class Action).
(3) Includes as one case the 600 civil actions (of which 344 were actions against PM USA) that were to be tried in a single proceeding in West Virginia (In re: Tobacco Litigation). The West Virginia Supreme Court of Appeals has ruled that the United States Constitution did not preclude a trial in two phases in this case. Issues related to defendants’ conduct and whether punitive damages are permissible were tried in the first phase. Trial in the first phase of this case began in April 2013. In May 2013, the jury returned a verdict in favor of defendants on the claims for design defect, negligence, failure to warn, breach of warranty, and concealment and declined to find that the defendants’ conduct warranted punitive damages. Plaintiffs prevailed on their claim that ventilated filter cigarettes should have included use instructions for the period 1964 - 1969. The second phase will consist of trials to determine liability and compensatory damages. In November 2014, the West Virginia Supreme Court of Appeals affirmed the final judgment. In July 2015, the trial court entered an order that will result in the entry of final judgment in favor of defendants and against all but 30 plaintiffs who potentially have a claim against one or more defendants that may be pursued in a second phase of trial. The court intends to try the claims of these 30 plaintiffs in six consolidated trials, each with a group of five plaintiffs. The first trial is currently scheduled to begin May 1, 2018. Dates for the five remaining consolidated trials have not been scheduled.
(4) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

International Tobacco-Related Cases

As of July 22, 2016, PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Tobacco-Related Cases Set for Trial

As of July 22, 2016, seven Engle progeny cases are set for trial through September 30, 2016. There is one “Lights/Ultra Lights” class action and no medical monitoring cases or individual smoking and health cases against PM USA set for trial during this period. Cases against other companies in the tobacco industry are scheduled for trial during this period. Trial dates are subject to change.

Trial Results

Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 61 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 41 of the 61 cases. These 41 cases were tried in Alaska (1), California (7), Florida (10), Louisiana (1), Massachusetts (2), Mississippi (1), Missouri (4), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2). A motion for a new trial was granted in one of the cases in Florida and in the case in Alaska. In the Alaska case (Hunter), the trial court withdrew its order for a new trial upon PM USA’s motion for reconsideration. In December 2015, the Alaska Supreme Court reversed the trial court decision and remanded the case with directions for the trial court to reassess whether to grant a new trial. In March 2016, the trial court granted a new trial and PM USA filed a petition for review of that order with the Alaska Supreme Court, which the court denied in July 2016. The retrial currently is scheduled to begin October 17, 2016. See Types and Number of Cases above for a discussion of the trial results in In re: Tobacco Litigation (West Virginia consolidated cases).

Of the 20 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 17 have reached final resolution. A verdict against defendants in one health care cost recovery case (Blue Cross/Blue Shield) was reversed and all claims were dismissed with prejudice. In addition, a verdict against defendants in a purported “Lights” class action in Illinois (Price) was reversed and the case was dismissed with prejudice in December 2006. See “Lights/Ultra Lights” Cases - The Price Case below for a discussion of subsequent developments in Price.

As of July 22, 2016, 100 state and federal Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision as follows: 56 verdicts were returned in favor of plaintiffs; 42 verdicts were returned in favor of PM USA. Two verdicts that were initially returned in favor of plaintiff were reversed on appeal. One was remanded for a new trial; the other is now subject to en banc review in the appellate court. See Smoking and Health Litigation - Engle Progeny Trial Court Results below for a discussion of these verdicts.

Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation)

After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments (and related costs and fees) totaling approximately $428 million and interest totaling approximately $183 million as of July 22, 2016. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $82 million, interest totaling approximately $21 million and payment of approximately $43 million in connection with the Federal Engle Agreement, discussed below.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The changes in Altria Group, Inc.’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below are as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Accrued liability for tobacco and health litigation items at beginning of period	$132	$39	$153	$77
Pre-tax charges for:
Tobacco and health judgments	5	5	1	5
Related interest costs	6	—	4	—
Agreement to resolve federal Engle progeny cases	—	43	—	—
Agreement to resolve Aspinall including related interest costs	32	—	—	—
Payments	(145)	(10)	(128)	(5)
Accrued liability for tobacco and health litigation items at end of period	$30	$77	$30	$77

The accrued liability for tobacco and health litigation items, including related interest costs, was included in liabilities on Altria Group, Inc.’s condensed consolidated balance sheets. Pre-tax charges for tobacco and health judgments, the agreement to resolve federal Engle progeny cases and the agreement to resolve the Aspinall case (excluding related interest costs of approximately $10 million) were included in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net on Altria Group, Inc.’s condensed consolidated statements of earnings.

Security for Judgments

To obtain stays of judgments pending current appeals, as of June 30, 2016, PM USA has posted various forms of security totaling approximately $104 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheet.

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

Schwarz: In March 2002, an Oregon jury awarded $168,500 in compensatory damages and $150 million in punitive damages against PM USA. In May 2002, the trial court reduced the punitive damages award to $100 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2010, the Oregon Supreme Court affirmed the court of appeals’ decision and remanded the case to the trial court for a new trial limited to the question of punitive damages. In December 2010, the Oregon Supreme Court reaffirmed its earlier ruling and awarded PM USA approximately $500,000 in costs. Trial on the amount of punitive damages began in January 2012. In February 2012, the jury awarded plaintiff $25 million in punitive damages. In July 2015, the Oregon Court of Appeals affirmed the judgment in favor of plaintiff and in September 2015, PM USA filed a petition for review with the Oregon Supreme Court, which the court denied in November 2015. In the fourth quarter of 2015, PM USA recorded a provision on its consolidated balance sheet of approximately $34 million for the judgment plus interest and associated costs. In February 2016, PM USA filed a petition for writ of certiorari with the United States Supreme Court, which the court denied in May 2016. In June 2016, PM USA paid the final judgment plus interest and associated costs of approximately $34 million, concluding this litigation.

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

Engle Progeny Cases

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s Engle decision, expired in January 2008. As of July 22, 2016, approximately 2,800 state court cases were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 3,600 state court plaintiffs.  Because of a number of factors, including, but not limited to, docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the Federal Engle Agreement (discussed below) resolved nearly all Engle progeny cases pending in federal court, as of July 22, 2016, approximately 14 cases were pending against PM USA in federal court representing the cases excluded from that agreement.

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

Engle Progeny Trial Results

As of July 22, 2016, 100 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Fifty-six verdicts were returned in favor of plaintiffs and two verdicts (Graham and Skolnick) that were initially returned in favor of plaintiffs were reversed on appeal and remain pending. Graham is now subject to en banc appellate review; Skolnick was remanded for a new trial.

Forty-two verdicts were returned in favor of PM USA, of which 33 were state cases (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Russo (formerly Frazier), C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious, Szymanski, Hancock, D. Cohen, LaMotte, J. Campbell, Dombey, Haldeman, Blasco, Gonzalez, Banks, Surico, Baum, Bishop, Vila, McMannis, Collar, Suarez, Shulman, Ewing, E. Smith and Mooney) and 9 were federal cases (Gollihue, McCray, Denton, Wilder, Jacobson, Reider, Davis, Starbuck and Sowers). In addition, there have been a number of mistrials, only some of which have resulted in new trials as of

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

July 22, 2016. The juries in the Reider and Banks cases returned zero damages verdicts in favor of PM USA. The juries in the Weingart and Hancock cases returned verdicts against PM USA awarding no damages, but the trial court in each case granted an additur.

The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs (including Hancock, where the verdict originally was returned in favor of PM USA). The first chart lists such cases that are pending as of July 22, 2016; the second chart lists such cases that were pending within the previous 12 months, but that are now concluded.

Currently-Pending Cases
________________________________________________________________________________________________________________________________
Plaintiff: Varner
Date:     July 2016

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA awarding compensatory damages of $1.5 million and allocating 25% of the fault to PM USA (an amount of $375,000).
________________________________________________________________________________________________________________________________
Plaintiff: Sermons
Date:     July 2016

Verdict:
A Duval County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of $65,000 and allocating 15% of the fault to PM USA (an amount of $9,750). The jury also awarded plaintiff $51,225 in punitive damages against PM USA.

Post-Trial Developments:
In July 2016, plaintiff filed a motion for a new trial or, in the alternative, for an additur.
________________________________________________________________________________________________________________________________
Plaintiff: Purdo
Date:     April 2016

Verdict:
A Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of $21 million and allocating 12% of the fault to PM USA (an amount of $2.52 million). The jury also awarded plaintiff $6.25 million in punitive damages against each defendant.

Post-Trial Developments:
In May 2016, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial, all of which the court denied and entered final judgment in favor of plaintiff with a deduction for plaintiff’s comparative fault. In June 2016, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and PM USA posted a bond in the amount of approximately $1.5 million.
________________________________________________________________________________________________________________________________
Plaintiff: McCall
Date:     March 2016

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA awarding compensatory damages of $350,000 and allocating 25% of the fault to PM USA (an amount of $87,500).

Post-Trial Developments:
In March 2016, PM USA filed a motion to set aside the verdict and to enter judgment in its favor, which the court denied in May 2016. Also in March 2016, plaintiff filed a motion for a new trial on punitive damages, citing the Soffer decision (allowing Engle progeny plaintiffs to seek punitive damages on their negligence and strict liability claims) discussed below under Engle Progeny Appellate Issues, which the court granted in May 2016. In June 2016, PM USA filed a notice of appeal to the Florida Fourth District Court of Appeal and plaintiff cross-appealed.
________________________________________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Plaintiff: Ahrens
Date:     February 2016

Verdict:
A Pinellas County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $9 million in compensatory damages and allocating 24% of the fault to PM USA. The jury also awarded plaintiff $2.5 million in punitive damages against each defendant.

Post-Trial Developments:
In February 2016, the trial court entered final judgment against PM USA and R.J. Reynolds without any deduction for plaintiff’s comparative fault and defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. In March 2016, the trial court denied defendants’ post-trial motions. In April 2016, defendants filed a notice of appeal to the Florida Second District Court of Appeal and PM USA posted a bond in the amount of $2.5 million.
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

Post-Trial Developments:
In January 2016, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial, and the trial court entered final judgment against PM USA and R.J. Reynolds without any deduction for plaintiff’s comparative fault. In February 2016, the trial court denied defendants’ post-trial motions. In March 2016, defendants filed a notice of appeal to the Florida Third District Court of Appeal and PM USA posted a bond in the amount of $2.5 million.
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

Post-Trial Developments:
In October 2015, defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. In November 2015, the court entered final judgment in favor of plaintiff. In May 2016, the court denied defendants’ post-trial motions and amended the final judgment to apply the comparative fault deduction. In June 2016, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and plaintiff cross-appealed. Also in June 2016, PM USA posted a bond in the amount of approximately $475,000.
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

Post-Trial Developments:
In September 2015, defendants filed various post-trial motions, including motions to set aside the verdict and for a directed verdict. In January 2016, the trial court denied PM USA’s post-trial motions. In February 2016, the trial court entered final judgment in favor of plaintiff, reducing the compensatory damages award against PM USA to approximately $300,000. In March 2016, PM USA and R.J. Reynolds filed a notice of appeal in the Florida Fourth District Court of Appeal and plaintiff cross-appealed. Also in March 2016, PM USA posted a bond in the amount of approximately $300,000.
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

Post-Trial Developments:
In April 2015, PM USA and R.J. Reynolds filed a motion for judgment in defendants’ favor in accordance with the Eleventh Circuit’s decision in Graham. In June 2015, the trial court stayed the case pending the Eleventh Circuit’s final disposition in the Graham case, discussed below under Engle Progeny Appellate Issues.
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

Post-Trial Developments:
In February 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. In March 2015, PM USA filed various post-trial motions, including motions to alter or amend the judgment and for a new trial or, in the alternative, remittitur of the damages awards, all of which the court denied. In July 2015, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In August 2015, the Court of Appeals granted PM USA’s motion to stay the appeal pending final disposition in the Graham case, discussed below under Engle Progeny Appellate Issues.
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Post-Trial Developments:
In December 2014, the trial court entered final judgment with a deduction for plaintiff’s comparative fault, and plaintiff filed a motion for a new trial. In May 2016, the court granted plaintiff’s motion for a new trial on punitive damages, citing the Soffer decision, discussed below under Engle Progeny Appellate Issues.
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

Post-Trial Developments:
The trial court entered final judgment without any deduction for plaintiff’s comparative fault. In December 2014, defendants filed various post-trial motions, including a renewed motion for judgment or for a new trial. Plaintiff agreed to waive the bond for the appeal. In May 2015, the trial court deferred further briefing on the post-trial motions pending the Eleventh Circuit’s final disposition in the Graham and Searcy cases, discussed below under Engle Progeny Appellate Issues.
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Post-Trial Developments:
The trial court entered final judgment in September 2014 without any deduction for plaintiff’s comparative fault. In October 2014, plaintiff agreed to waive the bond for the appeal. Also in October 2014, PM USA filed a motion for a new trial or, in the alternative, remittitur of the jury’s damages awards. In April 2015, the trial court granted PM USA’s post-verdict motion in part and vacated the punitive damages award. In November 2015, the court entered final judgment with a deduction for plaintiff’s comparative fault. In April 2016, plaintiff filed a motion to reinstate the jury’s punitive damages award or, alternatively, for a new trial on punitive damages, citing the Soffer decision, discussed below under Engle Progeny Appellate Issues. Also in April 2016, PM USA filed a motion to stay post-trial proceedings pending the Eleventh Circuit’s final disposition in the Graham case, discussed below under Engle Progeny Appellate Issues. In May 2016, (i) the trial court denied PM USA’s remaining post-trial motions and (ii) PM USA filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and a motion to stay the appeal pending Graham, which the court granted in June 2016.
________________________________________________________________________________________________________________________________
Plaintiff: Harris
Date:    July 2014

Verdict:
The U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds and Lorillard awarding approximately $1.73 million in compensatory damages and allocating 15% of the fault to PM USA.

Post-Trial Developments:
Defendants filed motions for a defense verdict because the jury’s findings indicated that plaintiff was not a member of the Engle class. In December 2014, the trial court entered final judgment without any deduction for plaintiff’s comparative fault and, in January 2015, defendants filed a renewed motion for judgment as a matter of law or, in the alternative, a motion for a new trial. Defendants also filed a motion to alter or amend the final judgment. In April 2015, the trial court stayed the post-trial proceedings pending the Eleventh Circuit’s final disposition in the Graham case, discussed below under Engle Progeny Appellate Issues.
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

Post-Trial Developments:
The trial court entered final judgment against PM USA in July 2014 with a deduction for plaintiff’s comparative fault. In August 2014, PM USA filed a motion to amend the judgment to reduce plaintiff’s damages by the amount paid by collateral sources, which the court denied in September 2014. In October 2014, PM USA posted a bond in the amount of $640,543 and filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In May 2015, the Eleventh Circuit stayed the appeal pending final disposition in the Graham case, discussed below under Engle Progeny Appellate Issues.
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

Post-Trial Developments:
In June 2013, the defendants filed a motion to set aside the verdict and to enter judgment in accordance with their motion for directed verdict or, in the alternative, for a new trial, which was denied in October 2013. In November 2013, the trial court entered final judgment with a deduction for plaintiff’s comparative fault. In December 2013, plaintiff filed a notice of appeal to the Florida First District Court of Appeal. Plaintiff agreed to waive the bond for the appeal. In May 2015, the Florida First District Court of Appeal affirmed the final judgment. In June 2015, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In July 2015, the Florida Supreme Court stayed the case pending the outcome of Soffer, discussed below under Engle Progeny Appellate Issues. In April 2016, the Florida Supreme Court ordered defendants to show cause as to why the case should not be remanded in light of the Soffer decision. In the first quarter of 2016, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $55,000 for the judgment plus interest and associated costs. In May 2016, the Florida Supreme Court accepted jurisdiction of plaintiff’s petition for review and remanded the case for reconsideration in light of the Soffer decision.
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

Post-Trial Developments:
In May and June 2012, defendants filed motions to set aside the verdict and for a new trial. In August 2012, the trial court denied the remaining post-trial motions, reduced the compensatory damages to $16.1 million and entered final judgment without any deduction for plaintiff’s comparative fault. In September 2012, PM USA posted a bond in an amount of $1.5 million and defendants filed a notice of appeal to the Florida Fourth District Court of Appeal. In August 2013, plaintiff filed a motion to determine the sufficiency of the bond in the trial court on the ground that the bond cap statute is unconstitutional, which the court denied. In January 2016, the Florida Fourth District Court of Appeal vacated the punitive damages award and remanded the case for retrial on plaintiff’s claims of concealment and conspiracy, and punitive damages. The court also found that the trial court should have applied the comparative fault deduction, reducing the compensatory damages against PM USA

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

to $4.025 million. In February 2016, defendants and plaintiff filed respective motions for rehearing and rehearing en banc. In March 2016, plaintiff filed a notice of supplemental authority citing the Soffer decision, discussed below under Engle Progeny Appellate Issues.
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

Post-Trial Developments:
In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages, but without any deduction for plaintiff’s comparative fault. In April 2010, PM USA filed its notice of appeal and posted a $5 million bond. In June 2012, the Fourth District Court of Appeal affirmed the final judgment (as amended to correct a clerical error) in the amount of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages. In December 2012, the Fourth District withdrew its prior decision, reversed the verdict as to compensatory and punitive damages and returned the case to the trial court for a new trial on the question of damages. Upon retrial, in October 2013, the new jury awarded approximately $3.7 million in compensatory damages and $7.5 million in punitive damages. PM USA filed post-trial motions, which the trial court denied in April 2014. In May 2014, PM USA filed a notice of appeal to the Fourth District Court of Appeal and plaintiff cross-appealed. Also in May 2014, PM USA filed a rider with the Florida Supreme Court to make the previously-posted Naugle bond applicable to the retrial judgment. In January 2016, the Fourth District Court of Appeal reversed the trial court’s decision and remanded the case to the trial court to conduct a juror interview. In April 2016, PM USA moved for a new trial following the juror interview, which the court denied. In May 2016, PM USA filed a notice of appeal to the Fourth District Court of Appeal.
_______________________________________________________________________________________________________________________________

Concluded Cases
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

Post-Trial Developments:
In July 2010, the trial court entered final judgment with a deduction for plaintiff’s comparative fault. In August 2010, PM USA filed its notice of appeal. In October 2010, PM USA posted a $2.5 million bond. In September 2012, the Florida Fourth District Court of Appeal affirmed the compensatory damages award but reversed and remanded the punitive damages verdict. The Fourth District returned the case to the trial court for a new jury trial on plaintiff’s fraudulent concealment claim. In January 2013, plaintiff and defendants each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In February 2013, the Fourth District granted defendants’ motion to stay the mandate. In March 2013, plaintiff filed a motion for review of the stay order with the Florida Supreme Court, which was denied in April 2013. In June 2013, plaintiff moved to consolidate with Hess and Kayton, which defendants did not oppose, but in October 2013, plaintiff withdrew the motion for consolidation. In February 2014, the Florida Supreme Court stayed the appeal pending the outcome of the Hess case. In April 2015, the Florida Supreme Court rejected the statute of repose defense in Hess, and PM USA moved for a rehearing. In September 2015, the Florida Supreme Court denied PM USA’s rehearing petition in Hess. In the third quarter of 2015, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $17.9 million for the judgment plus interest and associated costs. In January 2016, the Florida Supreme Court upheld the trial court’s decision in favor of plaintiff. In February 2016, PM USA posted a rider increasing the amount of its bond to $7.5 million. In April 2016, PM USA filed a motion in the trial court with regard to Florida’s bond cap statute, seeking to confirm that the stay on executing the judgment remains in effect through the completion of United States Supreme Court writ of certiorari review or until the time for moving for such review has expired, which the court granted. See additional discussion below under Florida Bond Statute. In June 2016, PM USA paid the judgment plus interest and associated costs in the amount of approximately $19.1 million.
________________________________________________________________________________________________________________________________
Plaintiff: Buchanan
Date:     December 2012

Verdict:
A Leon County jury returned a verdict in favor of plaintiff and against PM USA and Liggett Group. The jury awarded $5.5 million in compensatory damages and allocated 37% of the fault to each of the defendants.

Post-Trial Developments:
In December 2012, defendants filed several post-trial motions, including motions for a new trial and to set aside the verdict. In March 2013, the trial court denied all motions and entered final judgment against PM USA and Liggett Group without any deduction for plaintiff’s comparative fault. In April 2013, defendants filed a notice of appeal to the Florida First District Court of Appeal, and PM USA posted a bond in the amount of $2.5 million. In July 2014, the Florida First District Court of Appeal affirmed the judgment, but certified to the Florida Supreme Court the issue of the statute of repose, which was before the court in Hess. In August 2014, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In September 2014, the Florida Supreme Court stayed the case pending the outcome of Hess. In April 2015, the Florida Supreme Court rejected the statute of repose defense in Hess, and PM USA moved for a rehearing. In September 2015, the Florida Supreme Court denied PM USA’s rehearing petition in Hess. In the third quarter of 2015, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $4.1 million for the judgment plus interest and associated costs. In February 2016, the Florida Supreme Court declined to accept jurisdiction of PM USA’s petition for review and PM USA posted a rider increasing the amount of its bond to $5.5 million. In June 2016, PM USA paid the judgment plus interest and associated costs in the amount of approximately $4.4 million.
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

Post-Trial Developments:
The trial court entered final judgment in March 2012 with a deduction for plaintiff’s comparative fault. In April 2012, PM USA posted a bond in an amount of approximately $1.25 million. In May 2012, defendants filed a notice of appeal to the Florida Second District Court of Appeal. In October 2013, the Second District Court of Appeal affirmed the judgment. In November

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2013, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In June 2014, the Florida Supreme Court stayed the case pending the outcome of Russo (presenting the same statute of repose issue as Hess). In April 2015, the Florida Supreme Court rejected the statute of repose defense in the Hess and Russo cases, and defendants moved for a rehearing. Additionally, in April 2015, the Florida Supreme Court stayed the case pending the outcome of Soffer, discussed below under Engle Progeny Appellate Issues. In September 2015, the Florida Supreme Court denied PM USA’s rehearing petition in Hess and Russo. In October 2015, the Florida Supreme Court lifted its stay of the case and ordered defendants to show cause why the court should not decline to exercise jurisdiction, to which defendants responded. In January 2016, the Florida Supreme Court denied defendants’ petition for discretionary review, and PM USA amended its bond to post an additional amount of approximately $500,000. In the first quarter of 2016, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $2.2 million for the judgment plus interest and associated costs. In June 2016, PM USA paid the judgment plus interest and associated costs in the amount of approximately $2.3 million.
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

Post-Trial Developments:
In August 2010, the trial court entered final judgment with a deduction for plaintiff’s comparative fault, and PM USA filed its notice of appeal and posted a $5 million bond. In November 2012, the Florida Fourth District Court of Appeal reversed the punitive damages award and remanded the case for a new trial on plaintiff’s conspiracy claim. PM USA filed a motion for rehearing, which was denied in January 2013. In January 2013, plaintiff and defendant each filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In June 2013, the Florida Supreme Court stayed the appeal pending the outcome of Hess. In April 2015, the Florida Supreme Court rejected the statute of repose defense in Hess, and PM USA moved for a rehearing. In September 2015, the Florida Supreme Court denied PM USA’s rehearing petition in Hess. In the third quarter of 2015, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $28.2 million for the judgment plus interest and associated costs. In February 2016, the Florida Supreme Court upheld the trial court’s decision in favor of plaintiff, and PM USA posted a rider increasing the amount of its bond to $15 million. In April 2016, PM USA filed a motion in the trial court with regard to Florida’s bond cap statute, seeking to confirm that the stay on executing the judgment remains in effect through the completion of United States Supreme Court writ of certiorari review or until the time for moving for such review has expired, which the court granted. See additional discussion below under Florida Bond Statute. In June 2016, PM USA paid the judgment plus interest and associated costs in the amount of approximately $30.1 million.
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

Post-Trial Developments:
The trial court entered final judgment in March 2014 with a deduction for plaintiff’s comparative fault. In April 2014, defendants filed post-trial motions, including motions for a new trial and to set aside the verdict. In May 2014, the court denied defendants’ post-trial motions. In June 2014, defendants filed a notice of appeal to the Florida First District Court of Appeal, and PM USA posted a bond in the amount of $1.5 million. In February 2016, the Florida First District Court of Appeal affirmed the trial court’s decision in favor of plaintiff. In the first quarter of 2016, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $1.6 million for the judgment plus interest. In June 2016, PM USA paid the judgment plus interest and associated costs in the amount of approximately $2.7 million.
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

Post-Trial Developments:
In June 2009, the trial court entered final judgment with a deduction for plaintiff’s comparative fault. PM USA filed a notice of appeal to the Florida Fourth District Court of Appeal and posted a $7 million bond in July 2009. In May 2012, the Fourth District reversed and vacated the punitive damages award on the basis that it was barred by the statute of repose and affirmed the judgment in all other respects, upholding the compensatory damages award of $1.26 million. In June 2012, both parties filed rehearing motions with the Fourth District, which were denied in September 2012. In October 2012, PM USA and plaintiff filed notices to invoke the Florida Supreme Court’s discretionary jurisdiction. In the first quarter of 2013, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $3.2 million for the compensatory damages component of the judgment plus interest and associated costs. In June 2013, the Florida Supreme Court accepted jurisdiction of plaintiff’s petition for review, but declined to accept jurisdiction of PM USA’s petition. In April 2015, the Florida Supreme Court rejected the statute of repose defense and reinstated the punitive damages award against PM USA, and PM USA moved for a rehearing. In September 2015, the Florida Supreme Court denied PM USA’s rehearing petition. In the third quarter of 2015, PM USA recorded an additional provision on its condensed consolidated balance sheet of approximately $6.6 million for the punitive damages component of the judgment plus interest and associated costs. In February 2016, PM USA paid the judgment plus interest and associated costs in the amount of approximately $10.6 million. In June 2016, PM USA paid an additional $843,261 in interest on the judgment, an amount that had been disputed between the parties.
________________________________________________________________________________________________________________________________
Plaintiff: Greene (formerly Rizzuto)
Date:    August 2013

Verdict:
A Hernando County jury returned a verdict in favor of plaintiff and against PM USA and Liggett Group. The jury awarded plaintiff $12.55 million in compensatory damages and allocated 55% of the fault to PM USA.

Post-Trial Developments:
In September 2013, defendants filed post-trial motions, including a motion to reduce damages. In September 2013, the trial court granted a remittitur in part on economic damages, which the court reduced from $2.55 million to $1.1 million for a total award of $11.1 million in compensatory damages. The trial court entered final judgment without a deduction for plaintiff’s comparative fault. In July 2015, the Florida Fifth District Court of Appeal found that the trial court should have applied the comparative fault deduction to the compensatory damages award. As a result, the judgment against PM USA was reduced to approximately $6.1 million. In September 2015, the Fifth District Court of Appeal denied PM USA’s motion for rehearing. In October 2015, PM USA posted a bond in the amount of $6.1 million. In the third quarter of 2015, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $6.7 million for the judgment plus interest and associated costs. In February 2016, PM USA paid the judgment plus interest in the amount of approximately $6.8 million. In April 2016, PM USA paid fees of approximately $1.45 million.
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In Soffer, an Engle progeny case against R.J. Reynolds, the Florida First District Court of Appeal held that Engle progeny plaintiffs can recover punitive damages only on their intentional tort claims. The Florida Supreme Court accepted jurisdiction over plaintiff’s appeal from the Florida First District Court of Appeal’s decision and, in March 2016, held that Engle progeny plaintiffs can recover punitive damages in connection with all of their claims. Plaintiffs have increasingly relied on this Florida Supreme Court decision at the trial and appellate court levels in seeking punitive damages in connection with all of their claims.

In Ciccone, an Engle progeny case against R.J. Reynolds, the Florida Fourth District Court of Appeal held that Engle progeny plaintiffs could establish class membership by showing that they developed symptoms during the Engle class period that could, in hindsight, be attributed to their smoking-related disease. The court certified a conflict with Castleman, a Florida First District Court of Appeal decision, which held that manifestation requires Engle progeny plaintiffs to have been aware during the class period that they had a disease caused by smoking in order to establish class membership. The Florida Supreme Court accepted jurisdiction in the Ciccone case and, in March 2016, ruled in favor of plaintiff, approving the Fourth District Court of Appeal’s definition.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Michigan (1), Minnesota (1), Nevada (29), New Jersey (6), New York (2), Ohio (1), Oklahoma (1), Oregon (1), Pennsylvania (1), Puerto Rico (1), South Carolina (1), Texas (1) and Wisconsin (1).

As of July 22, 2016, PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

In July 2015, both parties filed various motions, including motions for partial summary judgment and to exclude certain evidence. In October 2015, the district court granted PM USA’s motion for partial summary judgment holding that e-vapor products may not be deemed an alternative design for ordinary cigarettes. In February 2016, the trial court jury returned a verdict in favor of PM USA on the warranty claim. In March 2016, PM USA filed a motion for judgment on plaintiffs’ Massachusetts Consumer Protection Act claim based on the jury’s verdict, which the court denied in April 2016, ruling that it will function as the finder of fact with respect to the Massachusetts Consumer Protection Act.

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

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA and R.J. Reynolds and, with respect to the brands it acquired from R.J. Reynolds and Lorillard, ITG Brands, LLC

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended June 30, 2016 and 2015, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1.2 billion for each period. For the six months ended June 30, 2016 and 2015, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $2.3 billion for each period. The amount for the six months ended June 30, 2016 included an increase to cost of sales of approximately $12 million related to NPM Adjustment Items discussed below.

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

The revised NPM Adjustment provision in the settlement provides that, for 2015 and subsequent years, there is a potential downward adjustment to the PMs’ MSA payment relating to NPM sales on which state excise tax (“SET”) is paid.  Pursuant to such adjustment, each signatory state will pay an amount to the OPMs tied to the number of NPM cigarettes sold during the year at issue on which that state collected its SET (or, potentially, on which a comparable tax was collected) but on which that state did not collect escrow (“non-compliant NPM sales”). These payments will be made in the form of future reductions to MSA payments by the OPMs. This adjustment for SET-paid NPM sales is subject to certain exceptions and to a “safe harbor” under which a state does not owe any payment if the number or percentage of non-compliant NPM sales is below certain stated benchmarks.  In addition, the settlement further provides that the NPM Adjustment for 2015 and subsequent years will continue to apply to the signatory states, subject to certain defenses, but that those states will receive a partial liability reduction tied to the percentage of NPM sales nationwide during the year at issue on which either an MSA state has collected SET (or potentially a comparable tax is collected) or, potentially, Mississippi, Florida, Texas or Minnesota collected an equity fee (as defined in the settlement) on cigarettes sold by NPMs in those respective states.  The amount (if any) of the potential adjustment relating to SET-paid NPM sales for 2015 and the amount of the partial liability reduction for 2015 have not yet been determined. In addition, proceedings to determine the availability of and defenses to the 2015 NPM Adjustment as to the signatory states will likely not take place for a considerable period of time. In the meantime, pursuant to the settlement, the OPMs and the signatory states have agreed to split the NPM Adjustment amount for 2015 and each subsequent year thereafter pending the ultimate outcome of the applicable proceedings. As a result, in the second quarter of 2016, approximately $43 million was returned to PM USA related to the 2015 NPM Adjustment. This amount was included in other liabilities on the condensed consolidated balance sheet at June 30, 2016 and, once the proceedings to determine the amount of the 2015 NPM Adjustment are concluded, it will either be paid to the signatory states or retained by PM USA (in each case, without interest) as part of the ultimately determined amount payable. The OPMs have agreed that the amounts they receive under the settlement for the 2013-2014 transition years and for subsequent years from the signatory states will be allocated among them pursuant to a formula that

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

modifies the MSA allocation formula in a manner favorable to PM USA. The extent to which it remains favorable to PM USA will depend upon future developments, as well as upon the resolution of certain disputes among the OPMs discussed below.

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

In October 2015, PM USA, along with the other PMs, settled the 2004-2014 NPM Adjustment disputes with New York. The New York settlement is separate from the settlement with the 24 signatory states and is different from that settlement in certain respects. Pursuant to the New York settlement, PM USA received approximately $126 million for 2004-2014 in the form of a reduction to its MSA payment in 2016. PM USA previously recorded $126 million as a reduction to cost of sales in the third quarter of 2015 to reflect the New York settlement in its estimate of MSA expenses related to prior years. In addition, the New York settlement provides that the NPM Adjustment provision will be revised as to New York for the years after 2014. The revised provision with respect to NPM cigarettes on which New York SET is paid is largely similar to the revised provision in the settlement with the 24 signatory states with respect to an adjustment relating to SET-paid NPM sales. As to other NPM cigarettes, the New York settlement provides that, in lieu of the NPM Adjustment provision for years after 2014, New York will make annual payments to the PMs tied to the number of NPM cigarettes on which New York did not collect SET that were sold on or through Native American reservations located in New York (or otherwise met the standard in the settlement agreement) during the year at issue to New York consumers. These annual payments will be made in the form of reductions to future MSA payments by the PMs, beginning with the MSA payment in 2017. The OPMs have agreed that the amounts they receive under the New York settlement for the years after 2014 will be allocated among them pursuant to a formula that modifies the MSA allocation formula in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon future developments, as well as upon the resolution of certain disputes among the OPMs discussed below. Under the New York settlement, in return for the payments described above and other consideration described in the New York settlement, the PMs have released New York from the NPM Adjustment provision for all years except as provided in the New York settlement.

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

In July 2014, a Maryland state trial court denied both Maryland’s motion to vacate the arbitration panel’s ruling that Maryland had not diligently enforced and Maryland’s motion to vacate or modify the pro rata judgment reduction. Maryland appealed both decisions. In October 2015, a Maryland intermediate appellate court reversed the Maryland trial court’s ruling on the pro rata judgment reduction method and applied a judgment reduction method that is more favorable to the state. PM USA sought further discretionary review of this decision in the Maryland Court of Appeals but, in February 2016, the Court of Appeals denied PM USA’s petition. As a result, PM USA returned approximately $12 million of the 2003 NPM Adjustment and $7 million of the interest it received (plus interest on those amounts). In addition, PM USA recorded a corresponding reduction to its pre-tax earnings in the first quarter of 2016. In June 2016, PM USA filed a petition for writ of certiorari with the United States Supreme Court.

In May 2014, a Missouri state trial court denied Missouri’s motion to vacate the arbitration panel’s ruling that Missouri had not diligently enforced, but granted Missouri’s motion to modify, with respect to Missouri, the pro rata judgment reduction. In September 2015, however, a Missouri intermediate appellate court reversed the Missouri state trial court’s ruling that modified the pro rata judgment reduction, effectively reinstating the application of that reduction method to Missouri. The Supreme Court of Missouri granted Missouri’s request for review of the intermediate

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

appellate court decision. If Missouri is successful on further judicial review of the Missouri intermediate appellate court’s ruling reversing the Missouri trial court ruling, PM USA will be required to return approximately $12 million of the 2003 NPM Adjustment and $7 million of the interest it received (in each case subject to confirmation by the independent auditor), plus applicable interest, and would need to make corresponding reversals to amounts previously recorded. In connection with its appeal of the Missouri state trial court’s ruling, PM USA posted a bond in the amount of $22 million, which will remain in place despite the reversal of the Missouri state trial court’s ruling by the intermediate appellate court until all appeals are exhausted. In February 2016, PM USA and other PMs entered into an agreement with the State of Missouri to settle the NPM Adjustment disputes, contingent upon Missouri’s enactment by June 3, 2016 of certain amendments to its existing escrow statute.  Because the Missouri state legislature failed to pass this legislation, the settlement did not become effective, and Missouri’s appeal on the pro rata judgment reduction issue is now proceeding before the Supreme Court of Missouri.

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

In June 2015, PM USA entered into an agreement with 17 of the non-signatory states to form an arbitration panel to conduct an arbitration regarding the 2004 NPM Adjustment. Pursuant to that agreement, in July 2015 PM USA and the 17 states each appointed its respective side’s arbitrator for that arbitration panel. In December 2015, the two appointed arbitrators selected the third arbitrator for a three-arbitrator panel required by the MSA. Other PMs declined to participate in appointing the arbitrators, and instead filed motions in courts in each of the 17 states seeking to compel these states to participate in an arbitration of the 2004 NPM Adjustment dispute between the states and the PMs that would also include disputes solely between the OPMs regarding the allocation of NPM Adjustments as between them (the “inter-company disputes”). Several of the 17 states and PM USA filed cross-motions objecting to the motions filed by the other PMs and seeking to confirm the arbitrators selected by them in July 2015 as properly selected pursuant to the MSA to resolve the 2004 NPM Adjustment dispute between the 17 states and the PMs. PM USA, the 17 states and the other PMs resolved these disputes, and the 2004 diligent enforcement arbitration is underway before two separate arbitration panels, with certain states’ claims of diligent enforcement to be decided by one panel and certain other states’ claims of diligent enforcement decided by the other panel. These two arbitration panels have two arbitrators in common. In addition, Wisconsin, Pennsylvania and Maryland have agreed to join in the 2004 diligent enforcement arbitration. As part of the resolution of these disputes, the OPMs have agreed that the inter-company disputes will be heard by a separate arbitration panel.

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

Other Disputes Under the State Settlement Agreements

The payment obligations of the tobacco product manufacturers that are parties to the State Settlement Agreements, as well as the allocations of any NPM Adjustments received by them pursuant to the MSA or the settlements of NPM Adjustment disputes with certain states described above, as calculated by the independent auditor, have been and may continue to be affected by R.J. Reynolds’s acquisition of Lorillard and the related divestiture of certain cigarette brands by R.J. Reynolds to ITG (the “RJR-Lorillard-ITG transaction”).  In that regard, PM USA disputed several recent calculations made by the independent auditor. In particular, PM USA believes that the independent auditor’s calculations incorrectly increased PM USA’s payment for 2015 due to Mississippi, Florida, Texas and Minnesota under the separate agreements with those states. In addition, PM USA believes that the calculations by the independent auditor would result in an improper decrease of PM USA’s share of the 2015 NPM Adjustments pursuant to the MSA and the settlements of the NPM Adjustment disputes, although the amount of such decrease would depend on a number of factors that cannot be determined at this time. For future years, PM USA cannot predict the amount by which its payment obligations may be increased or its allocation of NPM Adjustments decreased as a result of the RJR-Lorillard-ITG transaction. PM USA cannot provide any assurance that it will be successful in any such dispute that it has raised or may raise.

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

In May 2015, the U.S. Court of Appeals affirmed in part and reversed in part, concluding that certain portions of the statements exceeded the district court’s jurisdiction under RICO, but upheld other portions challenged by defendants. The Court of Appeals remanded the case to the trial court for further proceedings. In July 2015, the government filed a petition for panel rehearing, which the U.S. Court of Appeals denied on August 2015. In October 2015, the district court ordered further briefing on the content of the corrective communications reversed by the U.S. Court of Appeals and any implementation changes the parties propose. In February 2016, the U.S. District Court for the District of Columbia issued an order on the content of the corrective communications and ordered the parties to submit proposed changes to the consent order on the implementation details, which the parties jointly submitted and the court approved in April 2016. Also in April 2016, defendants filed a notice of appeal to the U.S. Court of Appeals for the District of Columbia Circuit on the content of the corrective communications. In May 2016, defendants filed a notice of appeal of the consent order for the purpose of perfecting the appeal of the district court’s February 2016 order on the content of the corrective communications.

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

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of July 22, 2016, a total of 9 such cases are pending in various U.S. state courts.

The Good Case

In May 2006, a federal trial court in Maine granted PM USA’s motion for summary judgment in Good, a purported “Lights” class action, on the grounds that plaintiffs’ claims are preempted by the Federal Cigarette Labeling and Advertising Act (“FCLAA”) and dismissed the case. In December 2008, the United States Supreme Court ruled that plaintiffs’ claims are not barred by federal preemption. Although the Court rejected the argument that the FTC’s actions were so extensive with respect to the descriptors that the state law claims were barred as a matter of federal law, the Court’s decision was limited: it did not address the ultimate merits of plaintiffs’ claim, the viability of the action as a class action or other state law issues. The case was returned to the federal court in Maine and consolidated with other federal cases in the multidistrict litigation proceeding discussed below. In June 2011, the plaintiffs voluntarily dismissed the case without prejudice after the district court denied plaintiffs’ motion for class certification, concluding this litigation.

Federal Multidistrict Proceeding and Subsequent Developments

Since the December 2008 United States Supreme Court decision in Good, and through July 22, 2016, 26 purported “Lights” class actions were served upon PM USA and, in certain cases, Altria Group, Inc. These cases were filed in 15 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA and were transferred and consolidated by the Judicial Panel on Multidistrict Litigation (“JPMDL”) before the U.S. District Court for the District of Maine for pretrial proceedings (“MDL proceeding”).

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

“Lights” Cases Dismissed, Not Certified or Ordered De-Certified

As of July 22, 2016, in addition to the federal district court in the MDL proceeding, 20 courts in 21 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

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

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in several jurisdictions. Over time, several such cases have been dismissed by the courts at the summary judgment stage, but others remain pending. Significant developments in these pending cases include:

▪
Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA’s motion for summary judgment and granted plaintiffs’ cross-motion for summary judgment on the defenses of federal preemption and a state law exemption to Massachusetts’ consumer protection statute. On motion of the parties, the trial court subsequently reported its decision to deny summary judgment to the appeals court for review and stayed further proceedings pending completion of the appellate review. In March 2009, the Massachusetts Supreme Judicial Court affirmed the order denying summary judgment to PM USA and granting the plaintiffs’ cross-motion. In January 2010, plaintiffs moved for partial summary judgment as to liability claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). In March 2012, the trial court denied plaintiffs’ motion. In February 2013, the trial court, upon agreement of the parties, dismissed without prejudice plaintiffs’ claims against Altria Group, Inc. PM USA is now the sole defendant in the case. In September 2013, the case was transferred to the Business Litigation Session of the Massachusetts Superior Court. Also in September 2013, plaintiffs filed a motion for partial summary judgment on the scope of remedies available in the case, which the Massachusetts Superior Court denied in February 2014, concluding that plaintiffs cannot obtain disgorgement of profits as an equitable remedy and that their recovery is limited to actual damages or $25 per class member if they cannot prove actual damages greater than $25. Plaintiffs filed a motion asking the trial court to report its February 2014 ruling to the Massachusetts Appeals Court for review, which the trial court denied. In March 2014, plaintiffs petitioned the Massachusetts Appeals Court for review of the ruling, which the appellate court denied. In August 2015, the trial court denied various pre-trial motions filed by PM USA, including a motion for summary judgment on the ground that plaintiffs have no proof of injury. Trial began in October 2015 and concluded in November 2015. In December 2015, PM USA filed a motion to decertify the class. In February 2016, the trial court issued its “Findings of Fact and Conclusions of Law,” finding that (1) PM USA violated Massachusetts consumer protection laws in marketing Marlboro “Lights” and (2) plaintiffs proved that class members were economically injured, but did not prove a specific measure of damages. As a result, the court awarded statutory damages of $25 per class member, for a

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

total of $4.9 million, plus interest, attorneys’ fees and costs. In April 2016, the parties agreed to settle all claims for approximately $32 million. The agreement is subject to approval by the court. In the first quarter of 2016, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $32 million for the judgment plus interest and associated costs. In May 2016, PM USA paid approximately $32 million to plaintiffs’ escrow agent. The settlement is subject to further hearings and final approval of the court.

▪
Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiffs’ motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995-2003. In June 2010, PM USA’s motion for partial summary judgment regarding plaintiffs’ request for punitive damages was denied. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). The plaintiffs’ motion was denied in December 2010. In June 2011, PM USA filed various summary judgment motions challenging the plaintiffs’ claims. In August 2011, the trial court granted PM USA’s motion for partial summary judgment, ruling that plaintiffs could not present a damages claim based on allegations that Marlboro Lights are more dangerous than Marlboro Reds. The trial court denied PM USA’s remaining summary judgment motions. Trial in the case began in September 2011 and, in October 2011, the court declared a mistrial after the jury failed to reach a verdict. In January 2014, the trial court reversed its prior ruling granting partial summary judgment against plaintiffs’ “more dangerous” claim and allowed plaintiffs to pursue that claim. In October 2014, PM USA filed motions to decertify the class and for partial summary judgment on plaintiffs’ “more dangerous” claim, which the court denied in June 2015. Upon retrial, in April 2016, the jury returned a verdict in favor of PM USA. In May 2016, plaintiffs filed a motion for a new trial, which PM USA opposed in June 2016.

▪
Miner: In June 2007, the United States Supreme Court reversed the lower court rulings in Miner (formerly known as Watson) that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendants’ contention that the case must be tried in federal court under the “federal officer” statute. Following remand, the case was removed again to federal court in Arkansas and transferred to the MDL proceeding discussed above. In November 2010, the district court in the MDL proceeding remanded the case to Arkansas state court. In December 2011, plaintiffs voluntarily dismissed their claims against Altria Group, Inc. without prejudice. In March 2013, plaintiffs filed a class certification motion. In November 2013, the trial court granted class certification. The certified class includes those individuals who, from November 1, 1971 through June 22, 2010, purchased Marlboro Lights and Marlboro Ultra Lights for personal consumption in Arkansas. PM USA filed a notice of appeal of the class certification ruling to the Arkansas Supreme Court in December 2013. In February 2015, the Arkansas Supreme Court affirmed the trial court’s class certification order. In May 2015, PM USA filed a motion for partial summary judgment seeking to foreclose any recovery for cigarette purchases prior to 1999, when a private right of action was added to the consumer protection statute under which plaintiffs are suing. The trial court denied the motion in July 2015. In June 2016, the trial court granted PM USA’s motion for partial summary judgment to limit any damages claimed by the plaintiffs’ class to purchases made prior to May 2003. Trial is currently scheduled to begin on August 2, 2016.

Other Developments

In Oregon (Pearson), a state court denied plaintiffs’ motion for interlocutory review of the trial court’s refusal to certify a class. In February 2007, PM USA filed a motion for summary judgment based on federal preemption and the Oregon statutory exemption. In September 2007, the district court granted PM USA’s motion based on express preemption under the FCLAA, and plaintiffs appealed this dismissal and the class certification denial to the Oregon Court of Appeals. In June 2013, the Oregon Court of Appeals reversed the trial court’s denial of class certification and remanded to the trial court for further consideration of class certification. In July 2013, PM USA filed a petition for reconsideration with the Oregon Court of Appeals, which was denied in August 2013. PM USA filed its petition for review to the Oregon Supreme Court in October 2013, which the court accepted in January 2014. In October 2015, the Oregon Supreme Court affirmed the trial court’s order denying class certification, thereby reversing the decision of the Oregon Court of Appeals. In November 2015, plaintiffs filed a motion for reconsideration with the Oregon Supreme Court, which the court denied. In December 2015, the Oregon Supreme Court entered its judgment denying class certification and remanding the claims of the individual plaintiffs for further proceedings. In April 2016, the parties agreed to settle plaintiffs’ individual claims for an aggregate amount of $30,000 and, pursuant to that settlement, the parties filed a stipulation of voluntary dismissal with prejudice with the Circuit Court of Multnomah County.

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

In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. Specifically, plaintiffs sought to vacate the judgment entered by the trial court on remand from the 2005 Illinois Supreme Court decision overturning the verdict on the ground that the United States Supreme Court’s December 2008 decision in Good demonstrated that the Illinois Supreme Court’s decision was “inaccurate.” PM USA filed a motion to dismiss plaintiffs’ petition and, in February 2009, the trial court granted PM USA’s motion on the basis that the petition was not timely filed. In March 2009, the Price plaintiffs filed a notice of appeal with the Fifth Judicial District of the Appellate Court of Illinois. In February 2011, the intermediate appellate court ruled that the petition was timely filed and reversed the trial court’s dismissal of the plaintiffs’ petition and, in September 2011, the Illinois Supreme Court declined PM USA’s petition for review. As a result, the case was returned to the trial court for proceedings on whether the court should grant the plaintiffs’ petition to reopen the prior judgment. In February 2012, plaintiffs filed an amended petition, which PM USA opposed. Subsequently, in responding to PM USA’s opposition to the amended petition, plaintiffs asked the trial court to reinstate the original judgment.  The trial court denied plaintiffs’ petition in December 2012. In January 2013, plaintiffs filed a notice of appeal with the Fifth Judicial District. In April 2014, the Fifth Judicial District reversed and ordered reinstatement of the original $10.1 billion trial court judgment against PM USA. In May 2014, PM USA filed in the Illinois Supreme Court a petition for a supervisory order and a petition for leave to appeal. The filing of the petition for leave to appeal automatically stayed the Fifth District’s mandate pending disposition by the Illinois Supreme Court. Also in May 2014, plaintiffs filed a motion seeking recusal of Justice Karmeier, one of the Illinois Supreme Court justices, which PM USA opposed. In September 2014, the Illinois Supreme Court granted PM USA’s motion for leave to appeal and took no action on PM USA’s motion for a supervisory order. Justice Karmeier denied plaintiffs’ motion seeking his recusal. In February 2015, plaintiffs filed a new motion seeking recusal or disqualification of Justice Karmeier. In March 2015, the Illinois Supreme Court denied plaintiffs’ request that it order the disqualification of Justice Karmeier and referred the recusal request to Justice Karmeier to decide. In November 2015, the Illinois Supreme Court vacated the Fifth Judicial District’s decision, finding that the plaintiffs’ petition was improper, and dismissed the cause of action without prejudice to plaintiffs to file a motion to recall the mandate in the Illinois Supreme Court. On the same day, Justice Karmeier denied the recusal motion. Also in November 2015, the plaintiffs filed motions in the Illinois Supreme Court seeking to recall the 2005 mandate issued in PM USA’s favor and for recusal of Justice Karmeier, both of which the court denied. In January 2016, plaintiffs filed a petition for writ of certiorari with the United States Supreme Court on the question of whether Justice Karmeier should have recused himself, which the court denied in June 2016, thereby concluding this litigation.

In June 2009, the plaintiff in a personal-injury individual smoker lawsuit (Kelly) brought on behalf of an alleged smoker of “Lights” cigarettes in Madison County, Illinois state court filed a motion seeking a declaration that his claims under the Illinois Consumer Fraud Act are not (i) barred by the exemption in that statute based on his assertion that the Illinois Supreme Court’s decision in Price is no longer good law in light of the decisions by the United States Supreme Court in Good and Watson, and (ii) preempted in light of the United States Supreme Court’s decision in Good. In September 2009, the court granted plaintiff’s motion as to federal preemption, but denied it with respect to the state statutory exemption.

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

False Claims Act Case

PM USA is a defendant in a qui tam action filed in the U.S. District Court for the District of Columbia (United States ex rel. Anthony Oliver) alleging violation of the False Claims Act in connection with sales of cigarettes to the U.S. military. The relator contends that PM USA violated “most favored customer” provisions in government contracts and regulations by selling cigarettes to non-military customers in overseas markets at more favorable prices than it sold to the U.S. military exchange services for resale on overseas military bases in those same markets. The relator has dropped Altria Group, Inc. as a defendant and has dropped claims related to post-MSA price increases on cigarettes sold to the U.S. military. In July 2012, PM USA filed a motion to dismiss, which was granted on jurisdictional grounds in June 2013, and the case was dismissed with prejudice. In July 2013, the relator appealed the dismissal to the U.S. Court of Appeals for the District of Columbia Circuit. In August 2014, the U.S. Court of Appeals reversed the jurisdictional issue and remanded the case to the district court for further proceedings, including consideration of PM USA’s alternative grounds for dismissal. In October 2014, PM USA filed a second motion to dismiss in the U.S. District Court for the District of Columbia for lack of subject matter jurisdiction based on issues left unresolved by the opinion of the U.S. Court of Appeals for the District of Columbia Circuit. In April 2015, the district court granted PM USA’s second motion to dismiss for lack of subject matter jurisdiction and again dismissed the case with prejudice. The relator appealed the latest dismissal to the U.S. Court of Appeals for the District of Columbia Circuit in May 2015. In June 2016, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the dismissal of the case on jurisdictional grounds. In July 2016, the relator filed a petition for rehearing or rehearing en banc.

Argentine Grower Cases

PM USA is a defendant in six cases (Hupan, Chalanuk, Rodriguez Da Silva, Aranda, Taborda and Biglia) filed in Delaware state court against multiple defendants by the parents of Argentine children born with alleged birth defects. Plaintiffs in these cases allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., an alleged subsidiary of PMI, and that they and their infant children were exposed directly and in utero to Monsanto Company’s (“Monsanto”) Roundup herbicide during the production and cultivation of tobacco. Plaintiffs seek compensatory and punitive damages against all defendants. In December 2012, Altria Group, Inc. and certain other defendants were dismissed from the Hupan, Chalanuk and Rodriguez Da Silva cases. Altria Group, Inc. and certain other defendants were dismissed from Aranda, Taborda and Biglia in May 2013, October 2013 and February 2014, respectively. The three remaining defendants in the six cases are PM USA, Philip Morris Global Brands Inc. (a subsidiary of PMI) and Monsanto. Following discussions regarding indemnification for these cases pursuant to the Distribution Agreement between PMI and Altria Group, Inc., PMI and PM USA have agreed to resolve conflicting indemnity demands after final judgments are entered. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement. In April 2014, all three defendants in the Hupan case filed motions to dismiss for failure to state a claim, and PM USA and Philip Morris Global Brands filed separate motions to dismiss based on the doctrine of forum non conveniens. All proceedings in the other five cases were stayed pending the court’s resolution of the motions to dismiss filed in Hupan. In December 2015, the trial court granted PM USA’s motion to dismiss on forum non conveniens grounds. Plaintiffs filed a motion for clarification or re-argument later in December 2015. In January 2016, plaintiffs filed an amended complaint in Hupan against Monsanto, Philip Morris Global Brands and PM USA. In February 2016, PM USA and Philip Morris Global Brands filed a motion to strike the amended complaint. In response, plaintiffs filed a second amended complaint in February 2016 against Monsanto only, striking all allegations related to PM USA and Philip Morris Global Brands.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

UST Litigation

Claims related to smokeless tobacco products generally fall within the following categories:

First, UST and/or its tobacco subsidiaries have been named in certain actions in West Virginia (See In re: Tobacco Litigation above) brought by or on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs are three individuals alleging use of USSTC’s smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products. USSTC, along with other non-cigarette manufacturers, has remained severed from such proceedings since December 2001.

Second, UST and/or its tobacco subsidiaries has been named in a number of other individual tobacco and health suits over time. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. USSTC was named in one such action in Florida (Vassallo). In February 2016, the trial court denied plaintiff’s motion to amend the complaint to add fraud and conspiracy claims. In July 2016, USSTC paid $240,000 to settle plaintiff’s claims against it and the case was dismissed with prejudice. Also in July 2016, USSTC and Altria Group, Inc. were named as defendants, along with other named defendants, in another such case in California (Gwynn).

Nu Mark Patent Litigation

In April 2016, Fontem Ventures B.V. and Fontem Holdings 1 B.V., both subsidiaries of Imperial Tobacco Group, sued Nu Mark for alleged patent infringement in the U.S. District Court for the Central District of California.  The suit contends that Nu Mark’s MarkTen, MarkTen XL and Green Smoke products infringe one or more claims under eight separate Fontem patents for e-vapor products.  The suit seeks recovery of an unspecified amount of money damages for alleged past infringement and an injunction against future infringement, which injunction may result in Nu Mark being enjoined from marketing one or more of the products at issue in the suit. In June 2016, Nu Mark filed ten inter partes review petitions with the U.S. Patent Trial and Appeal Board challenging the validity of all patents and claims asserted against it in the lawsuit on multiple grounds. Also in June 2016, Nu Mark filed a motion to transfer venue of the lawsuit from California to the Middle District of North Carolina.

In June 2016, the same Fontem entities filed a second lawsuit against Nu Mark in the U.S. District Court for the Central District of California asserting infringement of eight additional e-vapor patents that have issued since the filing of the first case in April 2016. The second case involves the same Nu Mark products as the first case, and likewise seeks recovery of an unspecified amount of money damages for alleged past infringement and an injunction against future infringement.

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At June 30, 2016, Altria Group, Inc. and certain of its subsidiaries (i) had $62 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for $24 million of guarantees, consisting primarily of surety bonds, related to their own performance; and (iii) had a redeemable noncontrolling interest of $36 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria Group, Inc. issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the “Distribution Agreement”), entered into as a result of Altria Group, Inc.’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at June 30, 2016 as the fair value of this indemnification is insignificant.

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

At June 30, 2016, the respective principal 100% owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
The following sets forth the condensed consolidating balance sheets as of June 30, 2016 and December 31, 2015, condensed consolidating statements of earnings and comprehensive earnings for the six and three months ended June 30, 2016 and 2015, and condensed consolidating statements of cash flows for the six months ended June 30, 2016 and 2015 for Altria Group, Inc., PM USA and, collectively, Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the Securities and Exchange Commission (“SEC”) interpretation and application of Rule 3-10 of SEC Regulation S-X.
The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
June 30, 2016
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$766	$1	$52	$—	$819
Receivables	—	9	113	—	122
Inventories:
Leaf tobacco	—	463	373	—	836
Other raw materials	—	114	66	—	180
Work in process	—	5	386	—	391
Finished product	—	182	381	—	563
	—	764	1,206	—	1,970
Due from Altria Group, Inc. and subsidiaries	57	2,198	1,495	(3,750)	—
Deferred income taxes	—	1,276	10	(98)	1,188
Other current assets	312	159	62	(32)	501
Total current assets	1,135	4,407	2,938	(3,880)	4,600
Property, plant and equipment, at cost	—	3,057	1,809	—	4,866
Less accumulated depreciation	—	2,144	760	—	2,904
	—	913	1,049	—	1,962
Goodwill	—	—	5,285	—	5,285
Other intangible assets, net	—	2	12,045	—	12,047
Investment in SABMiller	5,877	—	—	—	5,877
Investment in consolidated subsidiaries	11,175	2,716	—	(13,891)	—
Finance assets, net	—	—	1,155	—	1,155
Due from Altria Group, Inc. and subsidiaries	4,790	—	—	(4,790)	—
Other assets	20	570	144	(336)	398
Total Assets	$22,997	$8,608	$22,616	$(22,897)	$31,324

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
June 30, 2016
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Accounts payable	$1	$70	$122	$—	$193
Accrued liabilities:
Marketing	—	614	112	—	726
Employment costs	69	9	91	—	169
Settlement charges	—	2,257	7	—	2,264
Other	368	458	325	(98)	1,053
Income taxes	32	—	—	(32)	—
Dividends payable	1,107	—	—	—	1,107
Due to Altria Group, Inc. and subsidiaries	3,441	243	66	(3,750)	—
Total current liabilities	5,018	3,651	723	(3,880)	5,512
Long-term debt	12,837	—	—	—	12,837
Deferred income taxes	1,686	—	4,309	(336)	5,659
Accrued pension costs	204	—	1,222	—	1,426
Accrued postretirement health care costs	—	1,471	825	—	2,296
Due to Altria Group, Inc. and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	112	166	137	—	415
Total liabilities	19,857	5,288	12,006	(9,006)	28,145
Contingencies
Redeemable noncontrolling interest	—	—	36	—	36
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,851	3,310	11,235	(14,545)	5,851
Earnings reinvested in the business	27,915	280	1,148	(1,428)	27,915
Accumulated other comprehensive losses	(3,340)	(270)	(1,821)	2,091	(3,340)
Cost of repurchased stock	(28,221)	—	—	—	(28,221)
Total stockholders’ equity attributable to Altria Group, Inc.	3,140	3,320	10,571	(13,891)	3,140
Noncontrolling interests	—	—	3	—	3
Total stockholders’ equity	3,140	3,320	10,574	(13,891)	3,143
Total Liabilities and Stockholders’ Equity	$22,997	$8,608	$22,616	$(22,897)	$31,324

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Six Months Ended June 30, 2016
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$10,910	$1,696	$(19)	$12,587
Cost of sales	—	3,317	500	(19)	3,798
Excise taxes on products	—	3,069	107	—	3,176
Gross profit	—	4,524	1,089	—	5,613
Marketing, administration and research costs	73	828	204	—	1,105
Asset impairment and exit costs	5	95	21	—	121
Operating (expense) income	(78)	3,601	864	—	4,387
Interest and other debt expense, net	264	17	111	—	392
Earnings from equity investment in SABMiller	(265)	—	—	—	(265)
Gain on derivative financial instrument	(157)	—	—	—	(157)
Earnings before income taxes and equity earnings of subsidiaries	80	3,584	753	—	4,417
(Benefit) provision for income taxes	(37)	1,316	266	—	1,545
Equity earnings of subsidiaries	2,753	140	—	(2,893)	—
Net earnings	2,870	2,408	487	(2,893)	2,872
Net earnings attributable to noncontrolling interests	—	—	(2)	—	(2)
Net earnings attributable to Altria Group, Inc.	$2,870	$2,408	$485	$(2,893)	$2,870

Net earnings	$2,870	$2,408	$487	$(2,893)	$2,872
Other comprehensive losses, net of deferred income taxes	(60)	(15)	(129)	144	(60)
Comprehensive earnings	2,810	2,393	358	(2,749)	2,812
Comprehensive earnings attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive earnings attributable to Altria Group, Inc.	$2,810	$2,393	$356	$(2,749)	$2,810

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended June 30, 2016
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,645	$886	$(10)	$6,521
Cost of sales	—	1,675	259	(10)	1,924
Excise taxes on products	—	1,582	58	—	1,640
Gross profit	—	2,388	569	—	2,957
Marketing, administration and research costs	37	413	96	—	546
Asset impairment and exit costs	—	1	—	—	1
Operating (expense) income	(37)	1,974	473	—	2,410
Interest and other debt expense, net	135	2	55	—	192
Earnings from equity investment in SABMiller	(199)	—	—	—	(199)
Gain on derivative financial instrument	(117)	—	—	—	(117)
Earnings before income taxes and equity earnings of subsidiaries	144	1,972	418	—	2,534
Provision for income taxes	12	713	155	—	880
Equity earnings of subsidiaries	1,521	80	—	(1,601)	—
Net earnings	1,653	1,339	263	(1,601)	1,654
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria Group, Inc.	$1,653	$1,339	$262	$(1,601)	$1,653

Net earnings	$1,653	$1,339	$263	$(1,601)	$1,654
Other comprehensive (losses) earnings, net of deferred income taxes	(13)	2	27	(29)	(13)
Comprehensive earnings	1,640	1,341	290	(1,630)	1,641
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$1,640	$1,341	$289	$(1,630)	$1,640

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2016
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$2,823	$998	$237	$(3,000)	$1,058
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(14)	(63)	—	(77)
Proceeds from finance assets	—	—	56	—	56
Other	—	—	(42)	—	(42)
Net cash used in investing activities	—	(14)	(49)	—	(63)
Cash Provided by (Used in) Financing Activities
Repurchases of common stock	(341)	—	—	—	(341)
Dividends paid on common stock	(2,215)	—	—	—	(2,215)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(1,833)	1,581	252	—	—
Cash dividends paid to parent	—	(2,564)	(436)	3,000	—
Other	19	—	(8)	—	11
Net cash used in financing activities	(4,370)	(983)	(192)	3,000	(2,545)
Cash and cash equivalents:
(Decrease) increase	(1,547)	1	(4)	—	(1,550)
Balance at beginning of period	2,313	—	56	—	2,369
Balance at end of period	$766	$1	$52	$—	$819

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 13. Recent Accounting Guidance Not Yet Adopted:

The following table provides a description of the recently issued accounting guidance that Altria Group, Inc. has not yet adopted:

Standards	Description	Effective Date for Public Entity	Effect on financial statements and other significant matters
ASU Nos. 2014-09; 2015-14; 2016-08; 2016-10; 2016-12 Revenue from Contracts with Customers (Topic 606)	The guidance establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.
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
Under the new guidance, at June 30, 2016, current deferred income tax assets of approximately $1.2 billion would have been reclassified to noncurrent deferred income tax liabilities ($1.0 billion) and noncurrent deferred income tax assets ($0.2 billion). Altria Group, Inc. will adopt the new guidance by the first quarter of 2017.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Standards	Description	Effective Date for Public Entity	Effect on financial statements and other significant matters
ASU No. 2016-13 Measurement of Credit Losses on Financial Instruments (Topic 326)
The guidance replaces the current incurred loss impairment methodology for recognizing credit losses for financial assets with a methodology that reflects the entity’s current estimate of all expected credit losses and requires consideration of a broader range of reasonable and supportable information for estimating credit losses.

The guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period.

Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Description of the Company

At June 30, 2016, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged predominantly in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. In addition, Nu Mark and Middleton use third-party contract manufacturing arrangements in the manufacture of their products. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At June 30, 2016, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At June 30, 2016, Altria Group, Inc. also held approximately 27% of the economic and voting interest of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounts for under the equity method of accounting. Altria Group, Inc. receives cash dividends on its interest in SABMiller if and when SABMiller pays such dividends. In November 2015, Anheuser-Busch InBev SA/NV (“AB InBev”) announced its firm offer to effect a business combination with SABMiller in a cash and stock transaction. For further discussion, see Note 4. Investment in SABMiller to the condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q (“Item 1”).

Altria Group, Inc.’s reportable segments are smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in an all other category.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.
Consolidated Results of Operations for the Six Months Ended June 30, 2016: The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the six months ended June 30, 2016, from the six months ended June 30, 2015, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the six months ended June 30, 2015	$2,466	$1.25

2015 Tobacco and health litigation items	30	0.02
2015 SABMiller special items	58	0.03
2015 Loss on early extinguishment of debt	143	0.07
2015 Asset impairment, exit and integration costs, and tax items	9	0.01
Subtotal 2015 special items	240	0.13

2016 NPM Adjustment Items	(11)	(0.01)
2016 Asset impairment, exit, implementation and acquisition-related costs	(82)	(0.04)
2016 Tobacco and health litigation items	(27)	(0.01)
2016 SABMiller special items	(122)	(0.06)
2016 Gain on derivative financial instrument	100	0.05
2016 Tax items	16	0.01
Subtotal 2016 special items	(126)	(0.06)

Operations	290	0.15
For the six months ended June 30, 2016	$2,870	$1.47

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations: The increase of $290 million in operations shown in the table above was due primarily to the following:

▪	higher income from the smokeable products and smokeless products segments;

▪	lower investment spending in the innovative tobacco products businesses;

▪	lower interest and other debt expense, net; and

▪	higher operating results from the financial services business.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Results of Operations for the Three Months Ended June 30, 2016: The changes in Altria Group, Inc.’s net earnings and diluted EPS attributable to Altria Group, Inc. for the three months ended June 30, 2016, from the three months ended June 30, 2015, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended June 30, 2015	$1,448	$0.74

2015 Tobacco and health litigation items	3	—
2015 SABMiller special items	2	—
2015 Asset impairment, exit and integration costs	5	—
2015 Tax items	2	—
Subtotal 2015 special items	12	—

2016 Asset impairment, exit, implementation and acquisition-related costs	(4)	—
2016 Tobacco and health litigation items	(3)	—
2016 SABMiller special items	(14)	(0.01)
2016 Gain on derivative financial instrument	74	0.03
2016 Tax items	17	0.01
Subtotal 2016 special items	70	0.03

Operations	123	0.07
For the three months ended June 30, 2016	$1,653	$0.84

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations: The increase of $123 million in operations shown in the table above was due primarily to the following:

▪	higher income from the smokeable products and smokeless products segments;

▪	higher operating results from the financial services business; and

▪	lower investment spending in the innovative tobacco products businesses.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2016 Forecasted Results: In July 2016, Altria Group, Inc. raised its 2016 full-year forecast for adjusted diluted EPS growth rate to a range of 7.5% to 9.5% over 2015 full-year adjusted diluted EPS. This forecasted growth rate excludes the net expenses in the table below. Altria Group, Inc. continues to expect that its 2016 full-year effective tax rate on operations will be approximately 35.3%. This forecast does not include any impact from the proposed AB InBev and SABMiller business combination, including effects of Altria Group Inc.’s expected one-quarter lag in reporting its share of the combined businesses’ results, as the transaction remains subject to certain approvals and the closing date has not yet been determined.

Altria Group, Inc.’s full-year adjusted diluted EPS guidance and full-year forecast for its effective tax rate on operations exclude the impact of certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, SABMiller special items, certain tax items, charges associated with tobacco and health litigation items, and settlements of, and determinations made in connection with, disputes with certain states and territories related to the non-participating manufacturer (“NPM”) adjustment provision under the 1998 Master Settlement Agreement (such settlements and determinations are referred to collectively as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 11. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 11”)).

Altria Group, Inc.’s management cannot estimate on a forward-looking basis the impact of certain income and expense items, including those items noted in the preceding paragraph, on Altria Group, Inc.’s reported diluted EPS and reported effective tax rate because these items, which could be significant, are difficult to predict and may be highly variable. As a result, Altria Group, Inc. does not provide a corresponding U.S. GAAP (as defined below) measure for, or reconciliation to, its adjusted diluted EPS guidance or its effective tax rate on operations forecast.

In addition, the factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast and to the other forward-looking statements made in this Quarterly Report on Form 10-Q (“Form 10-Q”).

Expense (Income), Net Excluded from Adjusted Diluted EPS
	2016	2015
NPM Adjustment Items	$0.01	$(0.03)
Asset impairment, exit and implementation costs	0.05	—
Tobacco and health litigation items	0.01	0.05
SABMiller special items	0.06	0.04
Loss on early extinguishment of debt	—	0.07
Gain on derivative financial instrument	(0.05)	—
Tax items	(0.01)	—
	$0.07	$0.13
Altria Group, Inc. reports its financial results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Altria Group, Inc.’s management reviews certain financial results, including diluted EPS, on an adjusted basis, which excludes certain income and expense items, including those items noted above. Altria Group, Inc.’s management does not view any of these special items to be part of Altria Group, Inc.’s sustainable results as they may be highly variable, are difficult to predict and can distort underlying business trends and results. Altria Group, Inc.’s management also reviews income tax rates on an adjusted basis. Altria Group, Inc.’s effective tax rate on operations may exclude certain tax items from its reported effective tax rate. Altria Group, Inc.’s management believes that adjusted financial measures provide useful insight into underlying business trends and results and provide a more meaningful comparison of year-over-year results. Adjusted financial measures are used by management and regularly provided to Altria Group, Inc.’s chief operating decision maker for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. These adjusted financial measures are not consistent with U.S. GAAP and may not be calculated the same as similarly titled measures used by other companies. These adjusted financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.

Discussion and Analysis

Consolidated Operating Results

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net revenues:
Smokeable products	$11,251	$11,195	$5,829	$5,974
Smokeless products	1,002	911	523	481
Wine	316	295	171	161
All other	18	16	(2)	(3)
Net revenues	$12,587	$12,417	$6,521	$6,613

Excise taxes on products:
Smokeable products	$3,098	$3,194	$1,599	$1,699
Smokeless products	67	66	35	34
Wine	11	10	6	5
Excise taxes on products	$3,176	$3,270	$1,640	$1,738

Operating income:
Operating companies income (loss):
Smokeable products	$3,869	$3,710	$2,118	$2,024
Smokeless products	618	544	338	293
Wine	62	62	34	35
All other	(54)	(104)	(33)	(63)
Amortization of intangibles	(10)	(10)	(5)	(5)
General corporate expenses	(93)	(113)	(42)	(60)
Corporate asset impairment and exit costs	(5)	—	—	—
Operating income	$4,387	$4,089	$2,410	$2,224

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

The following events that occurred during the six and three months ended June 30, 2016 and 2015 affected the comparability of statement of earnings amounts:

▪	NPM Adjustment Items: Pre-tax expense for NPM Adjustment Items was recorded in Altria Group, Inc.’s condensed consolidated statement of earnings as follows:

For the Six Months Ended June 30, 2016
(in millions)
Smokeable products segment	$12
Interest and other debt expense, net	6
Total	$18

The amount shown in the table above for the smokeable products segment was recorded by PM USA as an increase to cost of sales, which decreased operating companies income in the smokeable products segment. For further discussion, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 11.
▪Tobacco and Health Litigation Items: Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Smokeable products segment	$27	$48	$1	$5
Interest and other debt expense, net	16	—	4	—
Total	$43	$48	$5	$5
During the first quarter of 2016, PM USA recorded pre-tax charges, primarily related to the Aspinall case, of $26 million in marketing, administration and research costs and $12 million in interest costs. During the first quarter of 2015, PM USA and certain other cigarette manufacturers reached an agreement to resolve approximately 415 pending federal Engle progeny cases. As a result of the agreement, during the first quarter of 2015, PM USA recorded a pre-tax provision of approximately $43 million in marketing, administration and research costs. For further discussion, see Note 11.

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

Pre-tax asset impairment, exit and implementation costs in connection with the productivity initiative consisted of the following:

	For the Six Months Ended June 30, 2016			For the Three Months Ended June 30, 2016
	Asset Impairment and Exit Costs	Implementation Costs	Total	Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)			(in millions)
Smokeable products	$98	$3	$101	$1	$1	$2
Smokeless products	13	—	13	—	—	—
All other	5	—	5	—	—	—
General corporate	5	—	5	—	—	—
Total	$121	$3	$124	$1	$1	$2
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

▪
Gain on Derivative Financial Instrument: For the six and three months ended June 30, 2016, Altria Group, Inc. recorded a pre-tax gain of $157 million and $117 million, respectively, for the change in the fair value of its derivative financial instrument entered into in connection with the proposed AB InBev and SABMiller business combination. For further discussion, see Note 4. Investment in SABMiller to the condensed consolidated financial statements in Item 1 (“Note 4”).

▪
SABMiller Special Items: Altria Group, Inc.’s earnings from its equity investment in SABMiller for the six months ended June 30, 2016 included pre-tax charges of $187 million, consisting primarily of Altria Group, Inc.’s share of

SABMiller’s asset impairment charges and costs related to the proposed AB InBev and SABMiller business combination. Altria Group, Inc.’s earnings from its equity investment in SABMiller for the three months ended June 30, 2016 included net pre-tax charges of $21 million, consisting primarily of Altria Group, Inc.’s share of SABMiller’s costs related to the proposed AB InBev and SABMiller business combination. For further discussion, see Note 4. Altria Group, Inc.’s earnings from its equity investment in SABMiller for the six months ended June 30, 2015 included net pre-tax charges of $88 million, consisting primarily of Altria Group, Inc.’s share of SABMiller’s asset impairment charges.

▪	Tax Items: Tax items for the six and three months ended June 30, 2016 of $16 million and $17 million, respectively, were due primarily to the reversal of tax accruals no longer required.

Consolidated Results of Operations for the Six Months Ended June 30, 2016

The following discussion compares consolidated operating results for the six months ended June 30, 2016 with the six months ended June 30, 2015.

Net revenues, which include excise taxes billed to customers, increased $170 million (1.4%), due primarily to higher net revenues in the smokeless products and smokeable products segments.

Cost of sales were essentially unchanged as lower manufacturing costs and lower shipment volume in the smokeable products segment were offset by higher per unit settlement charges.

Excise taxes on products decreased $94 million (2.9%), due primarily to lower smokeable products shipment volume.

Marketing, administration and research costs decreased $148 million (11.8%), due primarily to lower costs in the smokeable products segment (which included lower tobacco and health litigation items).

Operating income increased $298 million (7.3%), due primarily to higher operating results from the smokeable products and smokeless products segments (which included asset impairment, exit and implementation costs in connection with the productivity initiative in 2016), lower investment spending in the innovative tobacco products businesses, lower general corporate expenses and higher operating results from the financial services business.

Interest and other debt expense, net, decreased $12 million (3.0%), due primarily to lower interest costs on debt as a result of a debt maturity and a debt tender offer in 2015, partially offset by interest costs related to tobacco and health litigation items in 2016 and the reversal of interest income in 2016 as a result of the NPM Adjustment Items.

Earnings from Altria Group, Inc.’s equity investment in SABMiller decreased $94 million (26.2%), due primarily to higher SABMiller special items in 2016.

Net earnings attributable to Altria Group, Inc. of $2,870 million increased $404 million (16.4%), due primarily to higher operating income, the loss on early extinguishment of debt in 2015 and the gain on derivative financial instrument, partially offset by lower earnings from Altria Group, Inc.’s equity investment in SABMiller. Diluted and basic EPS attributable to Altria Group, Inc. of $1.47, each increased by 17.6% due primarily to higher net earnings attributable to Altria Group, Inc.

Consolidated Results of Operations for the Three Months Ended June 30, 2016

The following discussion compares consolidated operating results for the three months ended June 30, 2016 with the three months ended June 30, 2015.

Net revenues, which include excise taxes billed to customers, decreased $92 million (1.4%), due primarily to lower net revenues in the smokeable products segment, partially offset by higher net revenues in the smokeless products segment.

Cost of sales decreased $80 million (4.0%), due primarily to lower shipment volume and lower manufacturing costs in the smokeable products segment, partially offset by higher per unit settlement charges.

Excise taxes on products decreased $98 million (5.6%), due primarily to lower smokeable products shipment volume.

Marketing, administration and research costs decreased $97 million (15.1%), due primarily to lower costs in the smokeable products segment.

Operating income increased $186 million (8.4%), due primarily to higher operating results from the smokeable products and smokeless products segments, lower general corporate expenses, higher operating results from the financial services business and lower investment spending in the innovative tobacco products businesses.

Earnings from Altria Group, Inc.’s equity investment in SABMiller decreased $26 million (11.6%), due primarily to higher SABMiller special items in 2016.

Net earnings attributable to Altria Group, Inc. of $1,653 million increased $205 million (14.2%), due primarily to higher operating income and the gain on derivative financial instrument, partially offset by lower earnings from Altria Group, Inc.’s equity investment in SABMiller. Diluted and basic EPS attributable to Altria Group, Inc. of $0.84, each increased by 13.5% due to higher net earnings attributable to Altria Group, Inc.
Operating Results by Business Segment

Tobacco Space

Business Environment

Summary

The United States tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of our tobacco subsidiaries and our consolidated results of operations, cash flows or financial position. These challenges, some of which are discussed in more detail below, in Note 11 and in Cautionary Factors That May Affect Future Results below, include:

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

In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria Group, Inc.’s tobacco subsidiaries. Our tobacco subsidiaries believe that a significant number of adult tobacco consumers switch between tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products. While the e-vapor category grew rapidly from 2012 through early 2015, the category has slowed since that time. Nu

Mark believes the category will continue to be dynamic as adult tobacco consumers explore a variety of tobacco product options.

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

FSPTCA and FDA Regulation

The Regulatory Framework

The FSPTCA expressly establishes certain restrictions and prohibitions on our tobacco businesses and authorizes or requires further FDA action. Under the FSPTCA, the FDA has broad authority to (1) regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of tobacco products; (2) require disclosures of related information; and (3) enforce the FSPTCA and related regulations. The FSPTCA went into effect in 2009 for cigarettes, cigarette tobacco and smokeless tobacco products. In May 2016, the FDA issued final regulations for all other tobacco products, including cigars, e-vapor products, pipe tobacco and oral tobacco-derived nicotine products (“Other Tobacco Products”), which will go into effect on August 8, 2016 and impose the FSPTCA regulatory framework on tobacco products manufactured, marketed and sold by Middleton and Nu Mark. See FDA Regulatory Actions - Deeming Regulations below.

Among other measures, the FSPTCA or its implementing regulations:

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

▪
changes the language of the cigarette and smokeless tobacco product health warnings, enlarges their size and requires the development by the FDA of graphic warnings for cigarettes, establishes warning requirements for Other Tobacco Products, and gives the FDA the authority to require new warnings for any type of tobacco products;

▪
authorizes the FDA to adopt product regulations and related actions, including imposing tobacco product standards that are appropriate for the protection of the public health (e.g., related to the use of menthol in cigarettes, nicotine yields and other constituents or ingredients) and imposing manufacturing standards for tobacco products;

▪	establishes pre-market review pathways for new and modified tobacco products for the FDA to follow, including:

▪
subjecting cigarettes, cigarette tobacco and smokeless tobacco products modified or first introduced into the market after March 22, 2011, and Other Tobacco Products modified or first introduced into the market after August 8, 2016, to new tobacco product application and pre-market review and authorization requirements unless a manufacturer can demonstrate they are “substantially equivalent” to products commercially marketed as of February 15, 2007, and possibly to deny any such new tobacco product application, thereby preventing the distribution and sale of any product affected by such denial;

▪
determining that cigarettes, cigarette tobacco and smokeless tobacco products modified or introduced into the market for the first time between February 15, 2007 and March 22, 2011 for which a manufacturer submitted a substantial equivalence report are not “substantially equivalent” to products commercially marketed as of February 15, 2007, in which case the FDA could require the removal of such products from the marketplace (see FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways below);

▪
determining that Other Tobacco Products modified or introduced into the market for the first time between February 15, 2007 and August 8, 2016 for which a manufacturer submits a substantial equivalence report by February 8, 2018 are not “substantially equivalent” to products commercially marketed as of February 15, 2007, or to reject a new tobacco product application submitted by a manufacturer by August 8, 2018, both of which could require the removal of such products from the marketplace (see FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways below); and

▪	equips the FDA with a variety of investigatory and enforcement tools, including the authority to inspect tobacco product manufacturing and other facilities.

Implementation Timing, Rulemaking and Guidance

The implementation of the FSPTCA began in 2009 for cigarettes, cigarette tobacco and smokeless tobacco products, will begin for Other Tobacco Products in August 2016 and will continue over time. The provisions of the FSPTCA that require the FDA to take action through rulemaking generally involve consideration of public comment and, for some issues, scientific review. From time to time, the FDA issues guidance that also generally involves public comment, which may be issued in draft or final form.

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

The FSPTCA imposes user fees on cigarette, cigarette tobacco, smokeless tobacco, cigar and pipe tobacco manufacturers and importers to pay for the cost of regulation and other matters. The FSPTCA does not impose user fees on e-vapor product manufacturers. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation and then among manufacturers and importers within each respective category based on their relative market shares, all as prescribed by the statute and FDA regulations. Payments for user fees are adjusted for several factors, including inflation, market share and industry volume. For a discussion of the impact of the FDA user fee payments on Altria Group, Inc., see Financial Review - Debt and Liquidity - Payments Under State Settlement Agreements and FDA Regulation below. In addition, compliance with the FSPTCA’s regulatory requirements has resulted and will continue to result in additional costs for our tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter or year to date period but could become material, either individually or in the aggregate, to one or more of our tobacco subsidiaries.

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

Challenge to TPSAC Membership

In February 2011, Lorillard Tobacco Company (“Lorillard”) and R.J. Reynolds Tobacco Company (“R.J. Reynolds”) filed suit in the U.S. District Court for the District of Columbia against the United States Department of Health and Human Services and individual defendants (sued in their official capacities) asserting that the composition of the TPSAC and the composition of the Constituents Subcommittee of the TPSAC violates several federal laws, including the Federal Advisory Committee Act, because four of the voting members of the TPSAC have financial and other conflicts (including service as paid experts for plaintiffs in tobacco litigation). In July 2014, the district court granted plaintiffs’ summary judgment motion, in part, and denied defendants’ summary judgment motion, ordering the FDA to reconstitute the TPSAC and barring defendants from relying on the TPSAC report on menthol, discussed below. The FDA appealed to the U.S. Court of Appeals for the District of Columbia Circuit in September 2014. In January 2016, the U.S. Court of Appeals for the District of Columbia Circuit vacated the trial court’s ruling on procedural grounds, finding that plaintiffs lacked standing to bring suit. In February 2016, plaintiffs filed a petition for rehearing, which was denied in May 2016.

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

Final Tobacco Marketing Rule

As required by the FSPTCA, the FDA re-promulgated in March 2010 a wide range of advertising and promotion restrictions in substantially the same form as regulations that were previously adopted in 1996 (but never imposed on tobacco manufacturers due to a United States Supreme Court ruling) (the “Final Tobacco Marketing Rule”). The May 2016 amendments to the Final Tobacco Marketing Rule (instituted as part of the FDA’s deeming regulations) apply certain provisions to certain “covered tobacco products,” which include cigars, e-vapor products containing nicotine or other tobacco derivatives, pipe tobacco and oral tobacco-derived nicotine products, but do not include any component or part that is not made or derived from tobacco. The Final Tobacco Marketing Rule as so amended:

▪	bans the use of color and graphics in cigarette and smokeless tobacco product labeling and advertising;

▪	prohibits the sale of cigarettes, smokeless tobacco and covered tobacco products to persons under the age of 18;

▪	restricts the use of non-tobacco trade and brand names on cigarettes and smokeless tobacco products;

▪	requires the sale of cigarettes and smokeless tobacco in direct, face-to-face transactions;

▪	prohibits sampling of cigarettes and covered tobacco products and prohibits sampling of smokeless tobacco products except in qualified adult-only facilities;

▪	prohibits gifts or other items in exchange for buying cigarettes or smokeless tobacco products;

▪	prohibits the sale or distribution of items such as hats and tee shirts with cigarette or smokeless tobacco brands or logos; and

▪	prohibits cigarettes and smokeless tobacco brand name sponsorship of any athletic, musical, artistic or other social or cultural event, or any entry or team in any event.

Subject to the limitations described below, the Final Tobacco Marketing Rule took effect in June 2010 for cigarettes and smokeless tobacco products and will take effect for covered tobacco products in August 2016. At the time of the re-promulgation of the Final Tobacco Marketing Rule, the FDA also issued an advance notice of proposed rulemaking regarding the so-called “1000 foot rule,” which would establish restrictions on the placement of outdoor tobacco advertising in relation to schools and playgrounds. PM USA and USSTC submitted comments on this advance notice.

Since enactment in 2009, several lawsuits have been filed challenging various provisions of the FSPTCA, the Final Tobacco Marketing Rule and the deeming regulations, including their constitutionality and the scope of the FDA’s authority thereunder. As a result of one such challenge (Commonwealth Brands), the portion of the Final Tobacco Marketing Rule that bans the use of color and graphics in labeling and advertising is unenforceable by the FDA. For a further discussion of the Final Tobacco Marketing Rule and the status of graphic warnings for cigarette packages and advertising, see FDA Regulatory Actions - Graphic Warnings below.

In a separate lawsuit that challenged the constitutionality of an FDA regulation that restricts tobacco manufacturers from using the trade or brand name of a non-tobacco product on cigarettes or smokeless tobacco products, the case was dismissed without prejudice pursuant to a stipulation by which the FDA agreed not to enforce the current or any amended trade name rule against plaintiffs until at least 180 days after rulemaking on the amended rule concludes. This relief only applies to plaintiffs in the case. However, in May 2010, the FDA issued guidance on the use of non-tobacco trade and brand names applicable to all cigarette and smokeless tobacco product manufacturers. This guidance indicated the FDA’s intention not to commence enforcement actions under the regulation while it considers how to address the concerns raised by various manufacturers. In November 2011, the FDA proposed an amended rule, but has not yet issued a final rule. PM USA and USSTC submitted comments on the proposed amended rule.

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

Substantial Equivalence and Other New Product Processes/Pathways

In January 2011, the FDA issued guidance concerning reports that manufacturers must submit for certain tobacco products that the manufacturer modified or introduced for the first time into the market after February 15, 2007. These reports must be reviewed by the FDA to determine if such tobacco products are “substantially equivalent” to products commercially available as of February 15, 2007.  In general, in order to continue marketing cigarette, cigarette tobacco and smokeless tobacco products commercially available before March 22, 2011, manufacturers of such products were required to send to the FDA a report demonstrating substantial equivalence by March 22, 2011. PM USA and USSTC submitted timely reports on various products. PM USA and USSTC can continue marketing these products unless the FDA makes a determination that a specific product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products from the marketplace. While PM USA and USSTC believe that all of their current products meet the statutory requirements of the FSPTCA, they cannot predict whether, when or how the FDA ultimately will apply its guidance to their various respective substantial equivalence reports or seek to enforce the law and regulations consistent with its guidance.

In order to continue marketing Other Tobacco Products modified or introduced into the market for the first time between February 15, 2007 and August 8, 2016, manufacturers are required to send to the FDA a report demonstrating substantial equivalence by February 8, 2018 or a new tobacco product application by August 8, 2018. If a manufacturer does not obtain a “substantial equivalence order” from the FDA by February 8, 2019 or a “new tobacco product marketing order” from the FDA by August 8, 2019, the FDA could require the manufacturer to remove such product from the marketplace.

Manufacturers intending to first introduce new and certain modified cigarette, cigarette tobacco and smokeless tobacco products into the market after March 22, 2011 or intending to first introduce new and certain modified Other Tobacco Products into the market after August 8, 2016, must submit a substantial equivalence report to the FDA and obtain a “substantial equivalence order” from the FDA or submit a new tobacco product application to the FDA and obtain a “new tobacco product marketing order” from the FDA before introducing the products into the market.

The FDA began announcing its decisions on substantial equivalence reports for cigarette, cigarette tobacco and smokeless tobacco products in 2013. However, there are a significant number of substantial equivalence reports for such products for which the FDA has not announced decisions. At this time, it is not possible to predict how long reviews by the FDA of substantial equivalence reports or new tobacco product applications for any tobacco product will take. A “not substantially equivalent” determination or denial of a new tobacco product application on one or more products of PM USA, USSTC, Middleton or Nu Mark could have a material adverse impact on the business results of the relevant subsidiary.

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

In September 2015, the FDA issued a second edition of the Substantial Equivalence Guidance (the “Revised SE Guidance”), which continues to require FDA pre-authorization for certain label changes and for product quantity changes. PM USA, USSTC and other tobacco product manufacturers filed a new lawsuit in the U.S. District Court for the District of Columbia against the same defendants named in the prior suit seeking to declare the requirements of the Revised SE Guidance invalid and to enjoin defendants from enforcing them. In October 2015, plaintiffs filed a motion for summary judgment. Defendants opposed the motion for summary judgment and moved to dismiss the complaint in December 2015. Oral argument was held in June 2016.

Deeming Regulations

As discussed above under FSPTCA and FDA Regulation - The Regulatory Framework, in May 2016, the FDA issued final regulations for all Other Tobacco Products, imposing the FSPTCA regulatory framework on the tobacco products manufactured, marketed and sold by Middleton and Nu Mark. At the same time the FDA issued its final deeming regulations, it also amended the Final Tobacco Marketing Rule as described above in FSPTCA and FDA Regulation - Final Tobacco Marketing Rule.

Among the FSPTCA requirements that will apply to Other Tobacco Products is a ban on descriptors, including “mild,” when used as descriptors of modified risk unless expressly authorized by the FDA. In May 2016, Middleton filed a lawsuit in the U.S. District Court for the District of Columbia against the FDA challenging the application of the descriptor ban on the use of the word “mild” as it relates to the “Black & Mild” trademark. In July 2016, the Department of Justice, on behalf of the FDA, informed Middleton that at present the FDA does not intend to bring an enforcement action against Middleton for the use of the term “mild” in the trademark “Black & Mild.” Consequently, Middleton dismissed its lawsuit without prejudice. If the FDA were to change its mind at some later date, Middleton would have the opportunity to make a submission to the FDA and ultimately, if necessary, to bring another lawsuit.

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

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. By way of example, in 2009, the federal excise tax (“FET”) on cigarettes increased from $0.39 per pack to approximately $1.01 per pack, in 2010, the New York state excise tax increased by $1.60 to $4.35 per pack and in October 2014, Philadelphia, Pennsylvania enacted a $2.00 per pack local cigarette excise tax. Between the end of 1998 and July 22, 2016, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.56 per pack. As of July 22, 2016, Pennsylvania, Louisiana and West Virginia have enacted legislation to increase their cigarette excise taxes in 2016. There are also several states with proposed ballot initiatives to increase cigarette excise taxes. In California, a ballot measure to increase the cigarette excise tax by $2.00 per pack and impose corresponding increases on other tobacco products and e-vapor products has qualified for the November 2016 ballot.  The Federal Budget released by the President in February 2016 proposes significant increases in the FET for all tobacco products. The proposed budget would increase the FET on a pack of cigarettes by $0.94 per pack, raising the total FET to $1.95 per pack, and would also increase the tax on other tobacco products by a proportionate amount. It is not possible to predict whether this proposed FET increase will be enacted.

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

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of July 22, 2016, the federal government, 22 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of July 22, 2016, 179 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain; and restrict smoking in public places.

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

State Settlement Agreements

As discussed in Note 11, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. For a discussion of the impact of the State Settlement Agreements on Altria Group, Inc., see Financial Review - Debt and Liquidity - Payments Under State Settlement Agreements and FDA Regulation below and Note 11. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

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

State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products

An increasing number of states and localities have proposed legislation to increase the minimum age to purchase tobacco products above the current Federal minimum age of 18. The following states have enacted such legislation: California (21), Hawaii (21), Alabama (19), Alaska (19), New Jersey (19) and Utah (19).  Various localities (such as New York City (21) and Chicago (21)) have taken similar actions.

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

Operating Results

The following discussion compares operating results for the smokeable products and smokeless products segments for the six and three months ended June 30, 2016, with the six and three months ended June 30, 2015.

	For the Six Months Ended June 30,
	Net Revenues		Operating Companies Income
	2016	2015	2016	2015
	(in millions)
Smokeable products	$11,251	$11,195	$3,869	$3,710
Smokeless products	1,002	911	618	544
Total smokeable and smokeless products	$12,253	$12,106	$4,487	$4,254

	For the Three Months Ended June 30,
	Net Revenues		Operating Companies Income
	2016	2015	2016	2015
	(in millions)
Smokeable products	$5,829	$5,974	$2,118	$2,024
Smokeless products	523	481	338	293
Total smokeable and smokeless products	$6,352	$6,455	$2,456	$2,317

Smokeable products segment

The smokeable products segment’s operating companies income increased during the six and three months ended June 30, 2016.

The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(sticks in millions)
Cigarettes:
Marlboro	52,294	53,615	(2.5)%	26,933	28,498	(5.5)%
Other premium	3,174	3,345	(5.1)%	1,660	1,767	(6.1)%
Discount	5,541	5,362	3.3%	2,877	2,859	0.6%
Total cigarettes	61,009	62,322	(2.1)%	31,470	33,124	(5.0)%
Cigars:
Black & Mild	671	623	7.7%	354	325	8.9%
Other	15	13	15.4%	5	9	(44.4)%
Total cigars	686	636	7.9%	359	334	7.5%
Total smokeable products	61,695	62,958	(2.0)%	31,829	33,458	(4.9)%

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

The following table summarizes the smokeable products segment retail share performance:

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2016	2015	Percentage Point Change	2016	2015	Percentage Point Change
Cigarettes:
Marlboro	44.1%	44.1%	—	44.1%	44.2%	(0.1)
Other premium	2.7	2.8	(0.1)	2.7	2.8	(0.1)
Discount	4.6	4.4	0.2	4.6	4.4	0.2
Total cigarettes	51.4%	51.3%	0.1	51.4%	51.4%	—
Cigars:
Black & Mild	26.0%	27.1%	(1.1)	26.3%	27.5%	(1.2)
Other	0.5	0.3	0.2	0.4	0.3	0.1
Total cigars	26.5%	27.4%	(0.9)	26.7%	27.8%	(1.1)

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

PM USA executed the following pricing and promotional allowance actions during 2016 and 2015:

▪	Effective May 15, 2016, PM USA increased the list price on all of its cigarette brands by $0.07 per pack.

▪	Effective November 15, 2015, PM USA increased the list price on all of its cigarette brands by $0.07 per pack.

▪	Effective May 17, 2015, PM USA increased the list price on all of its cigarette brands by $0.07 per pack.

Net revenues, which include excise taxes billed to customers, for the six months ended June 30, 2016 increased $56 million (0.5%), due primarily to higher pricing, which includes higher promotional investments, mostly offset by lower shipment volume ($247 million). Operating companies income for the six months ended June 30, 2016 increased $159 million (4.3%), due primarily to higher pricing, which includes higher promotional investments, and lower costs (due primarily to lower marketing, administration and research costs, and lower pension and benefit costs). These factors were partially offset by lower shipment volume ($133 million), higher per unit settlement charges, asset impairment, exit and implementation costs in connection with the productivity initiative, and NPM Adjustment Items.

Net revenues, which include excise taxes billed to customers, for the three months ended June 30, 2016 decreased $145 million (2.4%), due primarily to lower shipment volume ($325 million), partially offset by higher pricing, which includes higher promotional investments. Operating companies income for the three months ended June 30, 2016 increased $94 million (4.6%), driven primarily by higher pricing, which includes higher promotional investments, and lower costs (due primarily to lower marketing, administration and research costs, and lower pension and benefit costs). These factors were partially offset by lower shipment volume ($174 million) and higher per unit settlement charges.

Total smokeable products shipment volume for the six and three months ended June 30, 2016 decreased 2.0% and 4.9%, respectively. PM USA’s reported domestic cigarettes shipment volume decreased 2.1% for the the six months ended June 30, 2016, driven primarily by the industry’s rate of decline. When adjusted for trade inventory movements and calendar differences, PM USA estimates that its first-half domestic cigarettes shipment volume decreased by approximately 1.5%, in line with its estimate for total industry cigarette volumes.

In the second quarter of 2016, PM USA’s reported domestic cigarettes shipment volume decreased 5.0%, driven primarily by the industry’s rate of decline and trade inventory movements. When adjusted for trade inventory movements, PM USA estimates that its second-quarter domestic cigarettes shipment volume decreased by approximately 3%, in line with its estimate for total industry cigarette volumes.

PM USA’s shipments of premium cigarettes accounted for 90.9% of its reported domestic cigarettes shipment volume for the six and three months ended June 30, 2016, versus 91.4% for the six and three months ended June 30, 2015.

Middleton’s reported cigars shipment volume for the six and three months ended June 30, 2016 increased 7.9% and 7.5%, respectively, driven primarily by Black & Mild in the tipped cigars segment.

In the first half of 2016, Marlboro’s retail share was unchanged, but declined 0.1 retail share point for the three months ended June 30, 2016. PM USA’s total retail share grew by 0.1 share point for the six months ended June 30, 2016 and was unchanged for the second quarter.

In the machine-made large cigars category, Black & Mild’s overall retail share declined 1.1 and 1.2 share points for the six and three months ended June 30, 2016, respectively, while Black & Mild maintained its retail share in the more profitable tipped cigars segment.
Smokeless products segment

In both the first half and second quarter of 2016, the smokeless products segment grew net revenues and operating companies income primarily through higher pricing and higher shipment volume. USSTC increased Copenhagen and Skoal’s combined retail share in both periods.

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(cans and packs in millions)
Copenhagen	258.8	231.3	11.9%	134.0	121.2	10.6%
Skoal	131.1	133.4	(1.7)%	66.6	69.4	(4.0)%
Copenhagen and Skoal	389.9	364.7	6.9%	200.6	190.6	5.2%
Other	34.1	35.4	(3.7)%	17.3	18.4	(6.0)%
Total smokeless products	424.0	400.1	6.0%	217.9	209.0	4.3%

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

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2016	2015	Percentage Point Change	2016	2015	Percentage Point Change
Copenhagen	33.2%	31.3%	1.9	34.0%	31.2%	2.8
Skoal	18.8	19.8	(1.0)	18.5	19.8	(1.3)
Copenhagen and Skoal	52.0	51.1	0.9	52.5	51.0	1.5
Other	3.5	3.7	(0.2)	3.3	3.7	(0.4)
Total smokeless products	55.5%	54.8%	0.7	55.8%	54.7%	1.1

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

USSTC executed the following pricing actions during 2016 and 2015:

▪	Effective May 10, 2016, USSTC increased the list price on all its brands by $0.07 per can.

▪
Effective December 8, 2015, USSTC increased the list price on Copenhagen and Skoal popular price products by $0.12 per can. In addition, USSTC increased the list price on all its brands, except for Copenhagen and Skoal popular price products, by $0.07 per can.

▪	Effective May 5, 2015, USSTC increased the list price on all its brands by $0.07 per can.
Net revenues, which include excise taxes billed to customers for the six months ended June 30, 2016 increased $91 million (10.0%), due primarily to higher pricing, which includes higher promotional investments, and higher shipment volume ($55 million), partially offset by mix due to growth in popular price products. Operating companies income for the six months ended June 30, 2016 increased $74 million (13.6%), due primarily to higher pricing, which includes higher promotional investments, and higher shipment volume ($47 million), partially offset by product mix and asset impairment and exit costs in connection with the productivity initiative.

Net revenues, which include excise taxes billed to customers for the three months ended June 30, 2016 increased $42 million (8.7%), due primarily to higher pricing, which includes higher promotional investments, and higher shipment volume ($25 million), partially offset by mix due to growth in popular price products. Operating companies income for the three months ended June 30, 2016 increased $45 million (15.4%), due primarily to higher pricing, which includes higher promotional investments, higher shipment volume ($21 million), partially offset by product mix.

The smokeless products segment’s reported domestic shipment volume increased 6.0% and 4.3% for the six and three months ended June 30, 2016, respectively, driven by Copenhagen, partially offset by declines in Skoal and Other portfolio brands. Copenhagen and Skoal’s combined reported shipment volume for the six and three months ended June 30, 2016 increased 6.9% and 5.2%, respectively.

After adjusting for trade inventory movements and other factors, USSTC estimates that its domestic smokeless products shipment volume grew approximately 4% and 5% for the six and three months ended June 30, 2016, respectively. USSTC estimates that the smokeless products category volume grew approximately 3% over the six months ended June 30, 2016 as compared with approximately 2.5% for the six months ended June 30, 2015.

Copenhagen and Skoal’s combined retail share for the six and three months ended June 30, 2016 increased 0.9 and 1.5 share points, respectively. For the three months ended June 30, 2016, Copenhagen’s retail share grew 2.8 share points benefiting from the first full quarter of Copenhagen Mint’s national expansion at retail, while Skoal’s retail share declined 1.3 share points.

Total smokeless products retail share for the six and three months ended June 30, 2016 increased 0.7 and 1.1 share points, respectively.

Wine segment

Business Environment
Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle, Columbia Crest and 14 Hands, and owns wineries in or distributes wines from several other domestic and foreign wine regions. Ste. Michelle holds an 85% ownership interest in Michelle-Antinori, LLC, which owns Stag’s Leap Wine Cellars in Napa Valley. Ste. Michelle also owns Conn Creek in Napa Valley and Erath in Oregon. In addition, in April 2016 Ste. Michelle purchased substantially all of the assets of Patz & Hall Wine Company, Inc. located in Sonoma, California. Ste. Michelle also imports and markets Antinori, Torres and Villa Maria Estate wines and Champagne Nicolas Feuillatte in the United States. Key elements of Ste. Michelle’s strategy are expanded domestic distribution of its wines, especially in certain account categories such as restaurants, wholesale clubs, supermarkets, wine shops and mass merchandisers, and a focus on improving product mix to higher-priced, premium products.

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

Operating Results
Ste. Michelle increased its net revenues and shipment volume for the six and three months ended June 30, 2016.
The following discussion compares wine segment results for the six and three months ended June 30, 2016, with the six and three months ended June 30, 2015.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net revenues	$316	$295	$171	$161
Operating companies income	$62	$62	$34	$35

Net revenues, which include excise taxes billed to customers for the six and three months ended June 30, 2016 increased $21 million (7.1%) and $10 million (6.2%), respectively, due primarily to higher shipment volume. Operating companies income was unchanged for the six months ended June 30, 2016 as higher shipment volume was offset by higher costs, which included certain acquisition-related costs. Operating companies income for the three months ended June 30, 2016 decreased $1 million (2.9%), due primarily to higher costs, which included certain acquisition-related costs, mostly offset by higher shipment volume.

For the six and three months ended June 30, 2016, Ste. Michelle’s reported wine shipment volume of 3,975 and 2,124 thousand cases, respectively, grew 5.5% and 3.4%, respectively, driven primarily by strong performance among its core premium brands.

Financial Review

Net Cash Provided by Operating Activities

During the first six months of 2016, net cash provided by operating activities was $1,058 million compared with $1,247 million during the first six months of 2015. This decrease was due primarily to the following:

▪	higher payments for tobacco and health litigation items during the first six months of 2016;

▪	the timing of payments related to accounts payable and other working capital requirements; and

▪	higher settlement payments during the first six months of 2016;
partially offset by:

▪	higher net revenues in the smokeless products and smokeable products segments during the first six months of 2016.
Altria Group, Inc. had a working capital deficit at June 30, 2016 and December 31, 2015. Altria Group, Inc.’s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.

Net Cash Used in/Provided by Investing Activities

During the first six months of 2016, net cash used in investing activities was $63 million compared with net cash provided by investing activities of $87 million during the first six months of 2015. This change was due primarily to lower proceeds from asset sales in the financial services business during the six months of 2016.

Net Cash Used in Financing Activities

During the first six months of 2016, net cash used in financing activities was $2,545 million compared with $3,532 million during the first six months of 2015. This decrease was due primarily to the following:

▪
debt tender offer completed during the first quarter of 2015, which resulted in the repurchase of $793 million of senior unsecured long-term notes and a $226 million payment of premiums and fees, as more fully described in Note 9. Debt to the condensed consolidated financial statements in Item 1; and

▪	lower share repurchases during the first six months of 2016;
partially offset by:

▪	higher dividends paid during the first six months of 2016.
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

At June 30, 2016, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

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

Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At June 30, 2016 and 2015, and at December 31, 2015, Altria Group, Inc. had no short-term borrowings.

At June 30, 2016, Altria Group, Inc. had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires August 19, 2020. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at June 30, 2016 for borrowings under the Credit Agreement was 1.125%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At June 30, 2016, credit available to Altria Group, Inc. under the Credit Agreement was $3.0 billion.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At June 30, 2016, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.4 to 1.0 and 12.8 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.’s Form 10-Q for the period ended September 30, 2013 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.

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

Debt - At June 30, 2016 and December 31, 2015, Altria Group, Inc.’s total debt was $12.8 billion for each period. On January 1, 2016, Altria Group, Inc. adopted Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge (an asset). For further discussion, see Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Item 1 (“Note 1”).

Guarantees and Other Similar Matters - As discussed in Note 11, Altria Group, Inc. and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at June 30, 2016. From time to time, subsidiaries of Altria Group, Inc. also issue lines of credit to affiliated entities. In addition, as discussed in Note 12, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.
Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 11, PM USA has entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, in June 2009, PM USA and USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements and the FDA user fees are based on variable factors, such as volume, operating income, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements and FDA user fees, Altria Group, Inc.’s subsidiaries recorded approximately $2.5 billion and $2.4 billion of charges to cost of sales for the six months ended June 30, 2016 and 2015, respectively, and approximately $1.3 billion of charges to cost of sales for each of the three months ended June 30, 2016 and 2015,. The amount for the six months ended June 30, 2016 included an increase to cost of sales of $12 million for the NPM Adjustment Items.

In connection with the settlement with the 24 signatory states of certain NPM Adjustment disputes under the 1998 Master Settlement Agreement (“MSA”), the formula for allocating the revised NPM Adjustments applicable to the signatory states for 2013 and subsequent years among the tobacco product manufacturers that are original signatories to the MSA (“OPMs”) has been modified in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon future developments. Similarly, in connection with the settlement with New York of certain NPM Adjustment disputes under the MSA, the formula for allocating among the OPMs the revised NPM Adjustments applicable to New York for years after 2014 has been modified in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon future developments. For a detailed discussion of settlements of, and determinations made in connection with, disputes with certain states and territories related to the NPM Adjustment provision under the MSA for the years 2003-2012, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 11.

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

Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of June 30, 2016, PM USA had posted various forms of security totaling approximately $104 million, the majority of which have been collateralized with cash deposits. These cash deposits are included in other assets on the condensed consolidated balance sheet.

Although litigation is subject to uncertainty and an adverse outcome or settlement of litigation could have a material adverse effect on the financial position, cash flows or results of operations of PM USA, UST or Altria Group, Inc. in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 11 and in Cautionary Factors That May Affect Future Results, management expects cash flow from operations, together with Altria Group, Inc.’s access to capital markets, to provide sufficient liquidity to meet ongoing business needs.

Leases - PMCC’s investment in leases is included in the line item finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015. At June 30, 2016, PMCC’s net finance receivables of approximately $1.2 billion in leveraged leases, which are included in finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheet, consisted of rents receivable ($1.8 billion) and the residual value of assets under lease ($0.6 billion), reduced by third-party nonrecourse debt ($0.9 billion) and unearned income ($0.3 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, of $1.2 billion at June 30, 2016, also included an allowance for losses.

Equity and Dividends

On January 26, 2016, Altria Group, Inc. granted an aggregate of 0.9 million shares of restricted stock units to eligible employees. Restrictions on these shares lapse in the first quarter of 2019. The market value per share was $59.03 on the date of grant.

During the six months ended June 30, 2016, 1.3 million shares of restricted stock and restricted stock units vested. The total fair value of restricted stock and restricted stock units that vested during the six months ended June 30, 2016 was $78 million. The weighted-average grant date fair value per share of these awards was $33.86.

Dividends paid during the first six months of 2016 and 2015 were $2,215 million and $2,050 million, respectively, an increase of 8.0%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase programs. Altria Group, Inc. expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $2.26 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of Altria Group, Inc.’s Board of Directors (the “Board of Directors”).

In July 2015, the Board of Directors authorized a $1.0 billion share repurchase program (the “July 2015 share repurchase program”). At June 30, 2016, Altria Group, Inc. had approximately $624 million remaining in the July 2015 share repurchase program, which it expects to complete by the end of 2016.

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

See Tobacco Space - Business Environment - Summary above for additional discussion concerning evolving adult tobacco consumer preferences, including consumer awareness of e-vapor products. Growth of this product category could contribute to reductions in cigarette consumption levels and cigarette industry sales volume and could adversely affect the growth rates of other tobacco products.

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

Our financial services business (conducted through PMCC) holds investments in finance leases, principally in transportation (including aircraft), power generation, real estate and manufacturing equipment. Its lessees are subject to significant competition and uncertain economic conditions. If parties to PMCC’s leases fail to manage through difficult economic and competitive conditions, PMCC may have to increase its allowance for losses, which would adversely affect our earnings.

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

Furthermore, acquisition opportunities are limited, and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to acquire attractive businesses on favorable terms or that we will realize any of the anticipated benefits from an acquisition.

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

In addition, the cash consideration we expect to receive will be denominated in British pounds. Based on the British pound to U.S. dollar exchange rate on November 10, 2015, the trading day prior to the announcement of the proposed transaction, we anticipated receiving approximately $2.5 billion in pre-tax cash. We entered into a derivative financial instrument in the form of a put option to hedge our exposure to foreign currency exchange rate movements. We are exposed to the risk of default by, or failure of, our counterparty financial institution to perform under the contractual obligation of the derivative financial instrument. As a result of AB InBev’s revised and final offer on July 26, 2016, we anticipate receiving additional pre-tax cash consideration of approximately $0.5 billion based on the July 26, 2016 British pound to U.S. dollar exchange rate. In addition, as indicated above, we may receive more cash consideration than we anticipate because our election of the PSA is subject to proration. Any cash consideration above the approximate $2.5 billion notional amount of the put option is subject to risk of foreign currency exchange rate movements. As a result of either of the above risks, Altria Group, Inc. could incur a decrease in the amount of the gain recorded upon the completion of the AB InBev and SABMiller transaction.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Altria Group, Inc.’s market risk during the six months ended June 30, 2016. For additional information regarding quantitative and qualitative disclosures about market risk, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 11 for a discussion of legal proceedings pending against Altria Group, Inc. and its subsidiaries. See also Exhibits 99.1 and 99.2 to this Form 10-Q.

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

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended June 30, 2016, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

April 1 - 30, 2016	581,274	$61.90	576,900	$761,202,777
May 1 - 31, 2016	876,542	$63.72	868,278	$705,875,074
June 1- 30, 2016	1,269,627	$65.30	1,257,100	$623,790,257
For the Quarter Ended June 30, 2016	2,727,443	$64.07	2,702,278

(1)
The total number of shares purchased include (a) shares purchased under the July 2015 share repurchase program (which totaled 576,900 shares in April, 868,278 shares in May and 1,257,100 shares in June) and (b) shares withheld by Altria Group, Inc. in an amount equal to the statutory withholding taxes for holders who vested in restricted stock units, and forfeitures of restricted stock for which consideration was paid in connection with termination of employment of certain employees (which totaled 4,374 shares in April, 8,264 shares in May and 12,527 shares in June).

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
July 27, 2016