Form 10-Q
period 2016-09-30
ALTRIA GROUP, INC.
filed 2016-10-27
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
At October 17, 2016, there were 1,950,270,736 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$2,298	$2,369
Receivables	146	124
Inventories:
Leaf tobacco	844	957
Other raw materials	174	181
Work in process	410	444
Finished product	552	449
	1,980	2,031
Deferred income taxes	1,188	1,175
Other current assets	791	387
Total current assets	6,403	6,086
Property, plant and equipment, at cost	4,820	4,877
Less accumulated depreciation	2,851	2,895
	1,969	1,982
Goodwill	5,285	5,285
Other intangible assets, net	12,042	12,028
Investment in SABMiller	5,826	5,483
Finance assets, net	1,046	1,239
Other assets	363	360
Total Assets	$32,934	$32,463

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	September 30, 2016	December 31, 2015
Liabilities
Current portion of long-term debt	$—	$4
Accounts payable	296	400
Accrued liabilities:
Marketing	797	695
Employment costs	216	198
Settlement charges	3,429	3,590
Other	964	1,081
Dividends payable	1,193	1,110
Total current liabilities	6,895	7,078
Long-term debt	13,878	12,843
Deferred income taxes	5,607	5,663
Accrued pension costs	863	1,277
Accrued postretirement health care costs	2,296	2,245
Other liabilities	412	447
Total liabilities	29,951	29,553
Contingencies (Note 11)
Redeemable noncontrolling interest	36	37
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,864	5,813
Earnings reinvested in the business	27,816	27,257
Accumulated other comprehensive losses	(3,278)	(3,280)
Cost of repurchased stock (854,558,381 shares at September 30, 2016 and 845,901,836 shares at December 31, 2015)	(28,393)	(27,845)
Total stockholders’ equity attributable to Altria Group, Inc.	2,944	2,880
Noncontrolling interests	3	(7)
Total stockholders’ equity	2,947	2,873
Total Liabilities and Stockholders’ Equity	$32,934	$32,463
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Net revenues	$19,492	$19,116
Cost of sales	5,841	5,733
Excise taxes on products	4,888	4,991
Gross profit	8,763	8,392
Marketing, administration and research costs	1,871	1,951
Reduction of PMI tax-related receivable	—	41
Asset impairment and exit costs	123	4
Operating income	6,769	6,396
Interest and other debt expense, net	571	609
Loss on early extinguishment of debt	823	228
Earnings from equity investment in SABMiller	(564)	(546)
Gain on derivative financial instruments	(205)	—
Earnings before income taxes	6,144	6,105
Provision for income taxes	2,178	2,110
Net earnings	3,966	3,995
Net earnings attributable to noncontrolling interests	(3)	(1)
Net earnings attributable to Altria Group, Inc.	$3,963	$3,994
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$2.02	$2.03
Dividends declared	$1.74	$1.605
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2016	2015
Net revenues	$6,905	$6,699
Cost of sales	2,043	1,932
Excise taxes on products	1,712	1,721
Gross profit	3,150	3,046
Marketing, administration and research costs	766	698
Reduction of PMI tax-related receivable	—	41
Asset impairment and exit costs	2	—
Operating income	2,382	2,307
Interest and other debt expense, net	179	205
Loss on early extinguishment of debt	823	—
Earnings from equity investment in SABMiller	(299)	(187)
Gain on derivative financial instruments	(48)	—
Earnings before income taxes	1,727	2,289
Provision for income taxes	633	761
Net earnings	1,094	1,528
Net earnings attributable to noncontrolling interests	(1)	—
Net earnings attributable to Altria Group, Inc.	$1,093	$1,528
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$0.56	$0.78
Dividends declared	$0.61	$0.565
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Net earnings	$3,966	$3,995
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments	1	(3)
Benefit plans	(116)	121
SABMiller	117	(593)
Other comprehensive earnings (losses), net of deferred income taxes	2	(475)

Comprehensive earnings	3,968	3,520
Comprehensive earnings attributable to noncontrolling interests	(3)	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$3,965	$3,519
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,
	2016	2015
Net earnings	$1,094	$1,528
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments	—	(2)
Benefit plans	28	40
SABMiller	34	(317)
Other comprehensive earnings (losses), net of deferred income taxes	62	(279)

Comprehensive earnings	1,156	1,249
Comprehensive earnings attributable to noncontrolling interests	(1)	—
Comprehensive earnings attributable to Altria Group, Inc.	$1,155	$1,249

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Year Ended December 31, 2015 and
the Nine Months Ended September 30, 2016
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2014	$935	$5,735	$26,277	$(2,682)	$(27,251)	$(4)	$3,010
Net earnings (losses) (1)	—	—	5,241	—	—	(3)	5,238
Other comprehensive losses, net of deferred income taxes	—	—	—	(598)	—	—	(598)
Stock award activity	—	78	—	—	(40)	—	38
Cash dividends declared ($2.17 per share)	—	—	(4,261)	—	—	—	(4,261)
Repurchases of common stock	—	—	—	—	(554)	—	(554)
Balances, December 31, 2015	935	5,813	27,257	(3,280)	(27,845)	(7)	2,873
Net earnings (1)	—	—	3,963	—	—	—	3,963
Other comprehensive earnings, net of deferred income taxes	—	—	—	2	—	—	2
Stock award activity	—	61	—	—	(36)	—	25
Cash dividends declared ($1.74 per share)	—	—	(3,404)	—	—	—	(3,404)
Repurchases of common stock	—	—	—	—	(512)	—	(512)
Other	—	(10)	—	—	—	10	—
Balances, September 30, 2016	$935	$5,864	$27,816	$(3,278)	$(28,393)	$3	$2,947

(1)
Amounts attributable to noncontrolling interests for the nine months ended September 30, 2016 and for the year ended December 31, 2015 exclude net earnings of $3 million and $5 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section in the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash Provided by (Used in) Operating Activities
Net earnings	$3,966	$3,995
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	149	150
Deferred income tax benefit	(69)	(1)
Earnings from equity investment in SABMiller	(564)	(546)
Dividends from SABMiller	403	374
Gain on derivative financial instruments	(205)	—
Asset impairment and exit costs, net of cash paid	71	2
Loss on early extinguishment of debt	823	228
Cash effects of changes:
Receivables	(21)	9
Inventories	54	59
Accounts payable	(132)	(102)
Income taxes	(122)	(6)
Accrued liabilities and other current assets	(257)	22
Accrued settlement charges	(161)	(284)
Pension plan contributions	(520)	(23)
Pension provisions and postretirement, net	(56)	78
Other	141	135
Net cash provided by operating activities	3,500	4,090
Cash Provided by (Used in) Investing Activities
Capital expenditures	(128)	(162)
Proceeds from finance assets	207	255
Other	(44)	2
Net cash provided by investing activities	35	95
Cash Provided by (Used in) Financing Activities
Long-term debt issued	1,976	—
Long-term debt repaid	(933)	(1,793)
Repurchases of common stock	(512)	(518)
Dividends paid on common stock	(3,321)	(3,071)
Premiums and fees related to early extinguishment of debt	(809)	(226)
Other	(7)	9
Net cash used in financing activities	(3,606)	(5,599)
Cash and cash equivalents:
Decrease	(71)	(1,414)
Balance at beginning of period	2,369	3,321
Balance at end of period	$2,298	$1,907
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At September 30, 2016, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged predominantly in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At September 30, 2016, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At September 30, 2016, Altria Group, Inc. had an approximate 27% ownership of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounted for under the equity method of accounting. On October 10, 2016, Anheuser-Busch InBev SA/NV (“Legacy AB InBev”) completed its previously-announced business combination with SABMiller in a cash and stock transaction (the “Transaction”). A newly formed Belgian company, which retained the name Anheuser-Busch InBev SA/NV (“AB InBev”), has become the holding company for the combined SABMiller and Legacy AB InBev businesses. Upon completion of the Transaction, Altria Group, Inc. had a 9.6% ownership of AB InBev at October 10, 2016 based on AB InBev’s shares outstanding. Following completion of the Transaction, Altria Group, Inc. purchased 12,341,937 ordinary shares of AB InBev for a total cost of approximately $1.6 billion, thereby increasing Altria Group, Inc.’s ownership to approximately 10.2% at October 24, 2016. For further discussion, see Note 4. Investment in SABMiller/AB InBev.

Dividends and Share Repurchases

During the third quarter of 2016, Altria Group, Inc.’s Board of Directors (the “Board of Directors”) approved an 8.0% increase in the quarterly dividend rate to $0.61 per common share versus the previous rate of $0.565 per common share. The current annualized dividend rate is $2.44 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of the Board of Directors.

In July 2014, the Board of Directors authorized a $1.0 billion share repurchase program (the “July 2014 share repurchase program”). During the third quarter of 2015, Altria Group, Inc. completed the July 2014 share repurchase program, under which Altria Group, Inc. repurchased a total of 20.4 million shares of its common stock at an average price of $48.90 per share.

In July 2015, the Board of Directors authorized a $1.0 billion share repurchase program, of which approximately $453 million was remaining at September 30, 2016. In October 2016, the Board of Directors authorized a $2.0 billion expansion of this program from $1.0 billion to $3.0 billion. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Altria Group, Inc.’s share repurchase activity was as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except per share data)
Total number of shares repurchased	8.1	10.0	2.6	1.2
Aggregate cost of shares repurchased	$512	$518	$171	$63
Average price per share of shares repurchased	$63.28	$51.47	$66.23	$50.39

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

On January 1, 2016, Altria Group, Inc. adopted Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge (an asset). As a result of the adoption, $79 million of debt issuance costs have been presented on Altria Group, Inc.’s condensed consolidated balance sheet at September 30, 2016 as a deduction from the carrying amount of long-term debt. In addition, $72 million of debt issuance costs were reclassified from other assets to long-term debt on Altria Group, Inc.’s condensed consolidated balance sheet at December 31, 2015.

For a description of recently issued accounting guidance that Altria Group, Inc. has not yet adopted, see Note 13. Recent Accounting Guidance Not Yet Adopted.
Note 2. Asset Impairment, Exit and Implementation Costs:

Productivity Initiative

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pre-tax restructuring charges for the nine and three months ended September 30, 2016 of $130 million, or $0.04 per share, and $6 million, respectively, recorded in connection with the productivity initiative consisted of the following:

	For the Nine Months Ended September 30, 2016			For the Three Months Ended September 30, 2016
	Asset Impairment and Exit Costs (1)	Implementation Costs	Total	Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
Smokeable products	$99	$6	$105	$1	$3	$4
Smokeless products	13	1	14	—	1	1
All other	6	—	6	1	—	1
General corporate	5	—	5	—	—	—
Total	$123	$7	$130	$2	$4	$6

(1) Includes termination and curtailment costs of $20 million. See Note 3. Benefit Plans.

The movement in the restructuring liabilities (excluding termination and curtailment costs), substantially all of which are severance liabilities, was as follows:

For the Nine Months Ended September 30, 2016
(in millions)
Charges	$103
Cash spent	(52)
Balances at September 30, 2016	$51

Facilities Consolidation
On October 27, 2016, Altria Group, Inc. announced the consolidation of certain operating companies’ manufacturing facilities to streamline operations and achieve greater efficiencies. Middleton will transfer its Limerick, Pennsylvania operations to the Manufacturing Center site in Richmond, Virginia. USSTC will transfer its Franklin Park, Illinois operations to its Nashville, Tennessee facility and the Manufacturing Center site in Richmond, Virginia. Employees affected by the consolidation will be offered the opportunity to transfer into available positions; those who do not do so will be offered separation benefits. The consolidation is expected to be completed by the first quarter of 2018 and deliver approximately $50 million in annualized cost savings by the end of 2018.
As a result of this consolidation, Altria Group, Inc. expects to record total pre-tax charges of approximately $150 million, or $0.05 per share. Of this amount, Altria Group, Inc. expects to record pre-tax charges of approximately $60 million, or $0.02 per share, in the fourth quarter of 2016, $75 million in 2017 and the remainder in 2018. The estimated charges relate primarily to accelerated depreciation ($55 million), employee separation costs ($45 million) and other exit and implementation costs ($50 million). Approximately $90 million of the total pre-tax charges are expected to result in cash expenditures. These estimated charges do not reflect the non-cash impact that may result from pension settlement and curtailment accounting.

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

Components of Net Periodic Benefit Cost (Income)

Net periodic benefit cost (income) consisted of the following:

	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
	Pension		Postretirement		Pension		Postretirement
	2016	2015	2016	2015	2016	2015	2016	2015
	(in millions)
Service cost	$55	$65	$12	$13	$18	$22	$4	$4
Interest cost	211	252	58	75	70	84	18	24
Expected return on plan assets	(416)	(405)	—	—	(139)	(135)	—	—
Amortization:
Net loss	130	175	19	33	43	58	3	10
Prior service cost (credit)	4	6	(29)	(30)	2	2	(10)	(10)
Termination and curtailment	20	—	—	—	—	—	—	—
Net periodic benefit cost (income)	$4	$93	$60	$91	$(6)	$31	$15	$28

Termination and curtailment costs shown in the table above relate to the productivity initiative discussed in Note 2. Asset Impairment, Exit and Implementation Costs. In conjunction with the curtailment, in the first quarter of 2016 Altria Group, Inc. remeasured the pension benefit obligations, pension plan assets and postretirement benefit obligations of the impacted benefit plans. This remeasurement resulted in an increase to the liabilities for accrued pension costs and accrued postretirement health care costs of approximately $250 million and $70 million, respectively, and a corresponding increase to accumulated other comprehensive losses.
Employer Contributions

Altria Group, Inc. makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. In September 2016, Altria Group, Inc. made voluntary contributions totaling $500 million to its pension plans. Additional employer contributions of $20 million were made to the pension plans during the nine months ended September 30, 2016. Currently, Altria Group, Inc. anticipates making additional employer contributions to its pension plans during the remainder of 2016 of up to approximately $15 million, based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.
Note 4. Investment in SABMiller/AB InBev:

At September 30, 2016, Altria Group, Inc. had an approximate 27% ownership of SABMiller. Altria Group, Inc. accounted for its investment in SABMiller under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

AB InBev and SABMiller Business Combination

On October 10, 2016, Legacy AB InBev completed the Transaction, and AB InBev has become the holding company for the combined SABMiller and Legacy AB InBev businesses. Under the terms of the Transaction, SABMiller shareholders received 45 British pounds (“GBP”) in cash for each SABMiller share held, with a partial share alternative (“PSA”), which was subject to proration, available for approximately 41% of the SABMiller shares.

Pursuant to the terms and conditions of an Irrevocable Undertaking, previously delivered by Altria Group, Inc. in November 2015, Altria Group, Inc. voted its 430,000,000 SABMiller shares in favor of the Transaction and elected the PSA.
Upon completion of the Transaction and taking into account proration, Altria Group, Inc. received, in respect of its 430,000,000 SABMiller shares, (i) an interest that was converted into 185,115,417 restricted shares of AB InBev (the “Restricted Shares”), representing a 9.6% ownership of AB InBev at October 10, 2016 based on AB InBev’s shares outstanding, and (ii) approximately $4.8 billion in pre-tax cash as the cash component of the PSA. Additionally, Altria Group, Inc. received pre-tax cash proceeds of approximately $0.5 billion from exercising the derivative financial instruments (discussed below), which together with the pre-tax cash from the Transaction totaled approximately $5.3 billion in pre-tax cash. Following completion of the Transaction, Altria Group, Inc. purchased 12,341,937 ordinary shares of AB InBev for a total cost of approximately $1.6 billion, thereby increasing Altria Group, Inc.’s ownership to approximately 10.2% at October 24, 2016.

The Restricted Shares:

▪	are unlisted and not admitted to trading on any stock exchange;

▪	are subject to a five-year lock-up (subject to limited exceptions) ending October 10, 2021;

▪	are convertible into ordinary shares of AB InBev on a one-for-one basis after the end of this five-year lock-up period;

▪	rank equally with ordinary shares of AB InBev with regards to dividends and voting rights; and

▪	have director nomination rights with respect to AB InBev.
As a result of the Transaction, Altria Group, Inc. expects to record a total estimated pre-tax gain in its reported earnings of approximately $13.7 billion, or $8.9 billion after-tax, which is based on the following:

▪	the Legacy AB InBev share price and GBP-to-United States dollar (“USD”) exchange rate as of October 10, 2016;

▪	the book value of Altria Group, Inc.’s investment in SABMiller at September 30, 2016; and

▪	the impact of AB InBev’s expected divestitures of certain SABMiller assets and businesses in connection with Legacy AB InBev obtaining necessary regulatory clearances for the Transaction.
Substantially all of the gain will be recorded in the fourth quarter of 2016. Altria Group, Inc. expects that its gain on the Transaction will be deferred for United States corporate income tax purposes, except to the extent of the cash consideration received.
Altria Group, Inc. will account for its investment in AB InBev under the equity method of accounting because Altria Group, Inc. will have the ability to exercise significant influence over the operating and financial policies of AB InBev. This conclusion is based on the fact that Altria Group, Inc. will have active representation on AB InBev’s Board of Directors (“AB InBev Board”) and certain of its Committees. Through its AB InBev Board and Committee representation, Altria Group, Inc. will participate in AB InBev policy making processes. Altria Group, Inc. will report its share of AB InBev’s results using a one-quarter lag because AB InBev’s results will not be available in time to record them in the concurrent period.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Derivative Financial Instruments

In November 2015 and August 2016, Altria Group, Inc. entered into a derivative financial instrument, each in the form of a put option (together the “options”) to hedge Altria Group, Inc.’s exposure to foreign currency exchange rate movements in the GBP to the USD, in relation to the pre-tax cash consideration that Altria Group, Inc. expected to receive under the PSA pursuant to the revised and final offer announced by Legacy AB InBev on July 26, 2016. The notional amounts of the November 2015 and August 2016 options were $2,467 million (1,625 million GBP) and $480 million (378 million GBP), respectively. The options did not qualify for hedge accounting; therefore, changes in the fair values of the options were recorded as gain on derivative financial instruments in Altria Group, Inc.’s consolidated statements of earnings in the periods in which the changes occurred. For the nine and three months ended September 30, 2016, Altria Group, Inc. recorded pre-tax gains of $205 million and $48 million, respectively, for the changes in the fair values of the options. Exercising the options in October 2016 resulted in approximately $0.5 billion in pre-tax cash proceeds. In the fourth quarter of 2016, Altria Group, Inc. will record a pre-tax gain of approximately $145 million for the changes in the fair values of the options.

The fair values of the options were determined using binomial option pricing models, which reflect the contractual terms of the options and other observable market-based inputs, and are classified in Level 2 of the fair value hierarchy. At September 30, 2016 and December 31, 2015, the fair values of the options totaling $360 million and $152 million, respectively, were recorded in other current assets on Altria Group, Inc.’s condensed consolidated balance sheets.
Note 5. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net earnings attributable to Altria Group, Inc.	$3,963	$3,994	$1,093	$1,528
Less: Distributed and undistributed earnings attributable to unvested restricted shares and restricted stock units	(6)	(8)	(1)	(3)
Earnings for basic and diluted EPS	$3,957	$3,986	$1,092	$1,525

Weighted-average shares for basic and diluted EPS	1,954	1,962	1,952	1,958

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

	For the Nine Months Ended September 30, 2016
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2015	$(5)	$(2,010)	$(1,265)		$(3,280)

Other comprehensive earnings (losses) before reclassifications	1	(318)	158		(159)
Deferred income taxes	—	122	(56)		66
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	1	(196)	102		(93)

Amounts reclassified to net earnings	—	127	24		151
Deferred income taxes	—	(47)	(9)		(56)
Amounts reclassified to net earnings, net of deferred income taxes	—	80	15		95

Other comprehensive earnings (losses), net of deferred income taxes	1	(116)	117	(1)	2

Balances, September 30, 2016	$(4)	$(2,126)	$(1,148)		$(3,278)

	For the Three Months Ended September 30, 2016
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, June 30, 2016	$(4)	$(2,154)	$(1,182)		$(3,340)

Other comprehensive earnings before reclassifications	—	—	48		48
Deferred income taxes	—	—	(17)		(17)
Other comprehensive earnings before reclassifications, net of deferred income taxes	—	—	31		31

Amounts reclassified to net earnings	—	42	5		47
Deferred income taxes	—	(14)	(2)		(16)
Amounts reclassified to net earnings, net of deferred income taxes	—	28	3		31

Other comprehensive earnings, net of deferred income taxes	—	28	34	(1)	62

Balances, September 30, 2016	$(4)	$(2,126)	$(1,148)		$(3,278)

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
(1) For the nine and three months ended September 30, 2016 and 2015, Altria Group, Inc.’s proportionate share of SABMiller’s other comprehensive earnings/losses consisted primarily of currency translation adjustments.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Benefit Plans: (1)
Net loss	$162	$222	$50	$72
Prior service cost/credit	(35)	(24)	(8)	(8)
	127	198	42	64

SABMiller (2)	24	14	5	5

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$151	$212	$47	$69

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net revenues:
Smokeable products	$17,398	$17,235	$6,147	$6,040
Smokeless products	1,530	1,393	528	482
Wine	498	461	182	166
All other	66	27	48	11
Net revenues	$19,492	$19,116	$6,905	$6,699
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$5,955	$5,831	$2,086	$2,121
Smokeless products	930	830	312	286
Wine	100	97	38	35
All other	(46)	(139)	8	(35)
Amortization of intangibles	(15)	(16)	(5)	(6)
General corporate expenses	(150)	(166)	(57)	(53)
Reduction of PMI tax-related receivable	—	(41)	—	(41)
Corporate asset impairment and exit costs	(5)	—	—	—
Operating income	6,769	6,396	2,382	2,307
Interest and other debt expense, net	(571)	(609)	(179)	(205)
Loss on early extinguishment of debt	(823)	(228)	(823)	—
Earnings from equity investment in SABMiller	564	546	299	187
Gain on derivative financial instruments	205	—	48	—
Earnings before income taxes	$6,144	$6,105	$1,727	$2,289

The comparability of operating companies income for the reportable segments was affected by the following:

Non-Participating Manufacturer (“NPM”) Adjustment Items - Pre-tax expense (income) for NPM adjustment items was recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Smokeable products segment	$12	$(126)	$—	$(126)
Interest and other debt expense, net	6	—	—	—
Total	$18	$(126)	$—	$(126)
NPM adjustment items result from the settlement of, and determinations made in connection with, disputes with certain states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement (such settlements and determinations are referred to collectively as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 11. Contingencies). The amounts shown in the table above for the smokeable products segment were recorded by PM USA as increases (reductions) to cost of sales, which decreased (increased) operating companies income in the smokeable products segment.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Tobacco and Health Litigation Items - Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Smokeable products segment	$72	$102	$45	$54
Interest and other debt expense, net	16	13	—	13
Total	$88	$115	$45	$67
During the third quarter of 2016, PM USA recorded a pre-tax charge related to the Miner case of $45 million in marketing, administration and research costs. During the first quarter of 2016, PM USA recorded pre-tax charges, primarily related to the Aspinall case, of $26 million in marketing, administration and research costs and $12 million in interest costs. For further discussion, see “Lights/Ultra Lights” Cases - State Trial Court Class Certifications in Note 11. Contingencies.
During the third quarter of 2015, PM USA recorded pre-tax charges of $54 million in marketing, administration and research costs related to tobacco and health judgments in six state Engle progeny lawsuits, as well as $13 million in interest costs related to those cases. During the first quarter of 2015, PM USA and certain other cigarette manufacturers reached an agreement to resolve approximately 415 pending federal Engle progeny cases. As a result of the agreement, during the first quarter of 2015, PM USA recorded a pre-tax provision of approximately $43 million in marketing, administration and research costs. For further discussion, see Smoking and Health Litigation in Note 11. Contingencies.
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

At September 30, 2016, finance assets, net, of $1,046 million were comprised of investments in finance leases of $1,079 million, reduced by the allowance for losses of $33 million. At December 31, 2015, finance assets, net, of $1,239 million were comprised of investments in finance leases of $1,281 million, reduced by the allowance for losses of $42 million.

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

PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. PMCC believes that, as of September 30, 2016, the allowance for losses of $33 million was adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may increase or decrease its allowance for losses if such conditions change in the future.
The activity in the allowance for losses on finance assets was as follows:

	For the Nine Months Ended September 30,
	2016	2015
	(in millions)
Balance at beginning of the year	$42	$42
Decrease to allowance	(9)	—
Balance at September 30	$33	$42

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

All PMCC lessees were current on their lease payment obligations as of September 30, 2016.
The credit quality of PMCC’s investments in finance leases as assigned by Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”) at September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
	(in millions)
Credit Rating by Standard & Poor’s/Moody’s:
“AAA/Aaa” to “A-/A3”	$217	$212
“BBB+/Baa1” to “BBB-/Baa3”	528	702
“BB+/Ba1” and Lower	334	367
Total	$1,079	$1,281
Note 9. Debt:

At September 30, 2016 and December 31, 2015, Altria Group, Inc. had no short-term borrowings.

Long-term Debt

In September 2016, Altria Group, Inc. issued $0.5 billion aggregate principal amount of 2.625% senior unsecured long-term notes due 2026 and $1.5 billion aggregate principal amount of 3.875% senior unsecured long-term notes due 2046. Interest on these notes is payable semi-annually. The net proceeds from the issuance of these senior unsecured notes were added to Altria Group, Inc.’s general funds and were used to repurchase certain of its senior unsecured notes in connection with the 2016 debt tender offer described below and for other general corporate purposes, including voluntary contributions to Altria Group, Inc.’s pension plans.
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

The obligations of Altria Group, Inc. under the notes are guaranteed by PM USA. For further discussion, see Note 12. Condensed Consolidating Financial Information.

During the third quarter of 2016 and the first quarter of 2015, Altria Group, Inc. completed debt tender offers to purchase for cash certain of its senior unsecured notes in aggregate principal amounts of $933 million and $793 million, respectively. Details of these debt tender offers were as follows:

	2016	2015
	(in millions)
Notes Purchased
9.95% Notes due 2038	$441	$—
10.20% Notes due 2039	492	—
9.70% Notes due 2018	—	793
Total	$933	$793

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As a result of the debt tender offers, Altria Group, Inc. recorded the following pre-tax losses on early extinguishment of debt:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Premiums and fees	$809	$226	$809	$—
Write-off of unamortized debt discounts and debt issuance costs	14	2	14	—
Total	$823	$228	$823	$—

With respect to $2.5 billion aggregate principal amount of Altria Group, Inc.’s senior unsecured long-term notes issued in 2008 and 2009, the interest rate payable on each series of notes was subject to adjustment from time to time if the rating assigned to the notes of such series by Moody’s or Standard & Poor’s was downgraded (or subsequently upgraded) as and to the extent set forth in the terms of the notes. As a result of credit rating upgrades by both Moody’s and Standard & Poor’s in the first quarter of 2016, this interest rate adjustment provision terminated in accordance with its terms.
On January 1, 2016, Altria Group, Inc. adopted ASU No. 2015-03. For further discussion, see Note 1. Background and Basis of Presentation.

Altria Group, Inc.’s estimate of the fair value of its debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.’s total long-term debt at September 30, 2016 and December 31, 2015, was $16.1 billion and $14.5 billion, respectively, as compared with its carrying value of $13.9 billion and $12.8 billion, respectively.

Note 10. Income Taxes:

The income tax rate of 35.4% for the nine months ended September 30, 2016 increased 0.8 percentage points from the nine months ended September 30, 2015. The income tax rate of 36.7% for the three months ended September 30, 2016 increased 3.5 percentage points from the three months ended September 30, 2015. The increases were due primarily to the following:

▪
the reversal of $59 million of tax reserves and associated interest due primarily to the closure in August 2015 of the Internal Revenue Service audit of Altria Group, Inc. and its consolidated subsidiaries’ 2007-2009 tax years (“IRS 2007-2009 Audit”) that was recorded during the third quarter of 2015; and

▪	the resolution of various Philip Morris International Inc. (“PMI”) tax matters in the third quarter of 2015;
partially offset by:

▪	a $41 million reversal of foreign tax credits primarily associated with SABMiller dividends that was recorded during the third quarter of 2015.
Under a tax sharing agreement entered into in connection with the 2008 spin-off between Altria Group, Inc. and PMI, its former subsidiary, PMI is responsible for its pre-spin-off tax obligations. Altria Group, Inc., however, remains severally liable for PMI’s pre-spin-off federal tax obligations pursuant to regulations governing federal consolidated income tax returns, and continued to include the pre-spin-off federal income tax reserves of PMI in its liability for uncertain tax positions. As of December 31, 2015, there were no remaining pre-spin-off tax reserves for PMI.

During the third quarter of 2015, net tax benefits of $41 million were recorded for PMI tax matters relating to the IRS 2007-2009 Audit. These net tax benefits were offset by a reduction of a PMI tax-related receivable, which was recorded as a decrease to operating income on Altria Group, Inc.’s condensed consolidated statement of earnings. Due to the offset, the PMI tax matters had no impact on Altria Group, Inc.’s net earnings for the nine and three months ended September 30, 2015.

Altria Group, Inc. is subject to income taxation in many jurisdictions. Uncertain tax positions reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

entirely within the control of Altria Group, Inc. At September 30, 2016, Altria Group, Inc.’s total unrecognized tax benefits were $184 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at September 30, 2016 was $82 million, along with $102 million affecting deferred taxes. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $140 million. At December 31, 2015, Altria Group, Inc.’s total unrecognized tax benefits were $158 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2015 was $76 million, along with $82 million affecting deferred taxes.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA(1) and, in some instances, Altria Group, Inc. as of October 24, 2016, October 26, 2015 and October 27, 2014:

	October 24, 2016	October 26, 2015	October 27, 2014
Individual Smoking and Health Cases (2)	66	65	67
Smoking and Health Class Actions and Aggregated Claims Litigation (3)	5	5	5
Health Care Cost Recovery Actions (4)	1	1	1
“Lights/Ultra Lights” Class Actions	9	12	13

(1) Does not include 24 cases filed on the asbestos docket in the Circuit Court for Baltimore City, Maryland, which seek to join PM USA and other cigarette-manufacturing defendants in complaints previously filed against asbestos companies.
(2) Does not include 2,493 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. Also, does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (discussed below in Smoking and Health Litigation - Engle Class Action).
(3) Includes as one case the 600 civil actions (of which 344 were actions against PM USA) that were to be tried in a single proceeding in West Virginia (In re: Tobacco Litigation). The West Virginia Supreme Court of Appeals ruled that the United States Constitution did not preclude a trial in two phases in this case. Issues related to defendants’ conduct and whether punitive damages are permissible were tried in the first phase. Trial in the first phase of this case began in April 2013. In May 2013, the jury returned a verdict in favor of defendants on the claims for design defect, negligence, failure to warn, breach of warranty, and concealment and declined to find that the defendants’ conduct warranted punitive damages. Plaintiffs prevailed on their claim that ventilated filter cigarettes should have included use instructions for the period 1964 - 1969. The second phase will consist of trials to determine liability and compensatory damages. In November 2014, the West Virginia Supreme Court of Appeals affirmed the final judgment. In July 2015, the trial court entered an order that will result in the entry of final judgment in favor of defendants and against all but 30 plaintiffs who potentially have a claim against one or more defendants that may be pursued in a second phase of trial. The court intends to try the claims of these 30 plaintiffs in six consolidated trials, each with a group of five plaintiffs. The first trial is currently scheduled to begin May 1, 2018. Dates for the five remaining consolidated trials have not been scheduled.
(4) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

International Tobacco-Related Cases

As of October 24, 2016, PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Tobacco-Related Cases Set for Trial

As of October 24, 2016, five Engle progeny cases are set for trial through December 31, 2016. There is one individual smoking and health case and no “Lights/Ultra Lights” class actions or medical monitoring cases against PM USA set for trial during this period. Cases against other companies in the tobacco industry are scheduled for trial during this period. Trial dates are subject to change.

Trial Results

Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 61 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 41 of the 61 cases. These 41 cases were tried in Alaska (1), California (7), Florida (10), Louisiana (1), Massachusetts (2), Mississippi (1), Missouri (4), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2). A motion for a new trial was granted in one of the cases in Florida and in the case in Alaska. In the Alaska case (Hunter), the trial court withdrew its order for a new trial upon PM USA’s motion for reconsideration. In December 2015, the Alaska Supreme Court reversed the trial court decision and remanded the case with directions for the trial court to reassess whether to grant a new trial. In March 2016, the trial court granted a new trial and PM USA filed a petition for review of that order with the Alaska Supreme Court, which the court denied in July 2016. The retrial began on October 17, 2016 and is ongoing. See Types and Number of Cases above for a discussion of the trial results in In re: Tobacco Litigation (West Virginia consolidated cases).

Of the 20 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 17 have reached final resolution. A verdict against PM USA in a purported “Lights” class action in Illinois (Price) was reversed and ultimately resolved in PM USA’s favor. See “Lights/Ultra Lights” Cases - The Price Case below for further discussion.

As of October 24, 2016, 102 state and federal Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision as follows: 56 verdicts were returned in favor of plaintiffs; 43 verdicts were returned in favor of PM USA. Three verdicts in favor of plaintiffs were partially or entirely reversed on appeal. See Smoking and Health Litigation - Engle Progeny Trial Court Results below for a discussion of these verdicts.

Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation)

After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments (and related costs and fees) totaling approximately $428 million and interest totaling approximately $183 million as of October 24, 2016. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $82 million, interest totaling approximately $21 million and payment of approximately $43 million in connection with the Federal Engle Agreement, discussed below.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The changes in Altria Group, Inc.’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below are as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Accrued liability for tobacco and health litigation items at beginning of period	$132	$39	$30	$77
Pre-tax charges for:
Tobacco and health judgments	5	59	—	54
Related interest costs	6	13	—	13
Agreement to resolve federal Engle progeny cases	—	43	—	—
Agreement to resolve Aspinall including related interest costs	32	—	—	—
Agreement to resolve Miner	45	—	45	—
Payments	(145)	(13)	—	(3)
Accrued liability for tobacco and health litigation items at end of period	$75	$141	$75	$141

The accrued liability for tobacco and health litigation items, including related interest costs, was included in liabilities on Altria Group, Inc.’s condensed consolidated balance sheets. Pre-tax charges for tobacco and health judgments, the agreement to resolve federal Engle progeny cases, the agreement to resolve the Aspinall case (excluding related interest costs of approximately $10 million) and the agreement to resolve the Miner case were included in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net on Altria Group, Inc.’s condensed consolidated statements of earnings.

Security for Judgments

To obtain stays of judgments pending current appeals, as of September 30, 2016, PM USA has posted various forms of security totaling approximately $72 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheet.

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

Schwarz: In March 2002, an Oregon jury awarded $168,500 in compensatory damages and $150 million in punitive damages against PM USA. In May 2002, the trial court reduced the punitive damages award to $100 million. In May 2006, the Oregon Court of Appeals affirmed the compensatory damages verdict, reversed the award of punitive damages and remanded the case to the trial court for a second trial to determine the amount of punitive damages, if any. In June 2010, the Oregon Supreme Court affirmed the court of appeals’ decision and remanded the case to the trial court for a new trial limited to the question of punitive damages. Upon retrial, in February 2012, the jury awarded plaintiff $25 million in punitive damages, which was ultimately upheld on appeal. In the fourth quarter of 2015, PM USA recorded a provision on its consolidated balance sheet of approximately $34 million for the judgment plus interest and associated costs. In June 2016, PM USA paid the final judgment plus interest and associated costs of approximately $34 million, concluding this litigation.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Engle Progeny Cases

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s Engle decision, expired in January 2008. As of October 24, 2016, approximately 2,700 state court cases were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 3,600 state court plaintiffs.  Because of a number of factors, including, but not limited to, docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the Federal Engle Agreement (discussed below) resolved nearly all Engle progeny cases pending in federal court, as of October 24, 2016, approximately 14 cases were pending against PM USA in federal court representing the cases excluded from that agreement.

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

Engle Progeny Trial Results

As of October 24, 2016, 102 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Fifty-six verdicts were returned in favor of plaintiffs and three verdicts (Graham, Skolnick and Calloway) that were initially returned in favor of plaintiffs were reversed on appeal and remain pending. Graham is now subject to en banc appellate review; Skolnick was remanded for a new trial; Calloway was reversed on an appellate finding that improper arguments by plaintiff’s counsel deprived defendants of a fair trial.

Forty-three verdicts were returned in favor of PM USA, of which 34 were state cases (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Russo (formerly Frazier), C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious, Szymanski, Hancock, D. Cohen, LaMotte, J. Campbell, Dombey, Haldeman, Blasco, Gonzalez, Banks, Surico, Baum, Bishop, Vila, McMannis, Collar, Suarez, Shulman, Ewing, E. Smith, Mooney and Chacon) and 9 were federal cases (Gollihue, McCray, Denton, Wilder, Jacobson, Reider, Davis, Starbuck and Sowers). In addition, there have been a number of mistrials, only some of which have resulted in new trials as of October 24, 2016. The juries in the Reider and Banks cases returned zero damages verdicts in favor of PM USA. The juries in the Weingart and Hancock cases returned verdicts against PM USA awarding no damages, but the trial court in each case granted an additur.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs (including Hancock, where the verdict originally was returned in favor of PM USA). The first chart lists such cases that are pending as of October 24, 2016; the second chart lists such cases that were pending within the previous 12 months, but that are now concluded.

Currently-Pending Engle Cases
________________________________________________________________________________________________________________________________
Plaintiff: Oshinsky-Blacker
Date:     September 2016

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of $6.155 million and allocating 60% of the fault to PM USA (an amount of $3.7 million). The jury also awarded plaintiff $1 million in punitive damages against PM USA. In October 2016, PM USA filed motions to set aside the verdict and for a directed verdict.
________________________________________________________________________________________________________________________________
Plaintiff: Varner
Date:     July 2016

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA awarding compensatory damages of $1.5 million and allocating 25% of the fault to PM USA (an amount of $375,000).

Post-Trial Developments:
In July 2016, the trial court entered final judgment in favor of plaintiff with a deduction for plaintiff’s comparative fault. In August 2016, PM USA filed motions to set aside the verdict and for a directed verdict, and plaintiff filed a motion for a new trial.
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Post-Trial Developments:
In December 2014, the trial court entered final judgment with a deduction for plaintiff’s comparative fault, and plaintiff filed a motion for a new trial. In May 2016, the court granted plaintiff’s motion for a new trial on punitive damages, citing the Soffer decision, discussed below under Engle Progeny Appellate Issues. In September 2016, the court denied defendants’ post-trial motions.
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

Post-Trial Developments:
In October 2014, defendants filed a motion for judgment and a motion for a new trial. In November 2014, the trial court denied defendants’ post-trial motions and entered final judgment with a deduction for plaintiff’s comparative fault. Later in November 2014, defendants filed a notice of appeal to the Florida Second District Court of Appeal, and PM USA posted a bond in the amount of $370,318. In August 2016, the Florida Second District Court of Appeal affirmed the judgment entered in favor of

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the plaintiff. In September 2016, defendants filed a petition to invoke the discretionary jurisdiction of the Florida Supreme Court and the Florida Supreme Court stayed the proceedings pending final disposition in the Marotta case, discussed below under Engle Progeny Appellate Issues.
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

Post-Trial Developments:
The trial court entered final judgment in September 2014 without any deduction for plaintiff’s comparative fault. In October 2014, plaintiff agreed to waive the bond for the appeal. Also in October 2014, PM USA filed a motion for a new trial or, in the alternative, remittitur of the jury’s damages awards. In April 2015, the trial court granted PM USA’s post-verdict motion in part and vacated the punitive damages award. In November 2015, the court entered final judgment with a deduction for plaintiff’s comparative fault. In April 2016, plaintiff filed a motion to reinstate the jury’s punitive damages award or, alternatively, for a new trial on punitive damages, citing the Soffer decision, discussed below under Engle Progeny Appellate Issues. Also in April 2016, PM USA filed a motion to stay post-trial proceedings pending the Eleventh Circuit’s final disposition in the Graham case, discussed below under Engle Progeny Appellate Issues. In May 2016, (i) the trial court denied PM USA’s remaining post-trial motions and (ii) PM USA filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and a motion to stay the appeal pending Graham, which the court granted in June 2016. In August 2016, the trial court denied plaintiff’s motion to reinstate the jury’s punitive damages or to order a new trial and, in September 2016, plaintiff cross-appealed.
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

Post-Trial Developments:
In June 2013, the defendants filed a motion to set aside the verdict and to enter judgment in accordance with their motion for directed verdict or, in the alternative, for a new trial, which was denied in October 2013. In November 2013, the trial court entered final judgment with a deduction for plaintiff’s comparative fault. In December 2013, plaintiff filed a notice of appeal to the Florida First District Court of Appeal. Plaintiff agreed to waive the bond for the appeal. In May 2015, the Florida First District Court of Appeal affirmed the final judgment. In June 2015, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In July 2015, the Florida Supreme Court stayed the case pending the outcome of Soffer, discussed below under Engle Progeny Appellate Issues. In April 2016, the Florida Supreme Court ordered defendants to show cause as to why the case should not be remanded in light of the Soffer decision. In the first quarter of 2016, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $55,000 for the judgment plus interest and associated costs. In May 2016, the Florida Supreme Court accepted jurisdiction of plaintiff’s petition for review and remanded the case for reconsideration in light of the Soffer decision. In September 2016, the Florida First District Court of Appeal further remanded the case in light of Soffer.
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

Post-Trial Developments:
In May and June 2012, defendants filed motions to set aside the verdict and for a new trial. In August 2012, the trial court denied the remaining post-trial motions, reduced the compensatory damages to $16.1 million and entered final judgment without any deduction for plaintiff’s comparative fault. In September 2012, PM USA posted a bond in an amount of $1.5 million and defendants filed a notice of appeal to the Florida Fourth District Court of Appeal. In August 2013, plaintiff filed a motion to determine the sufficiency of the bond in the trial court on the ground that the bond cap statute is unconstitutional, which the court denied. In January 2016, a panel of the Florida Fourth District Court of Appeal vacated the punitive damages award and remanded the case for retrial on plaintiff’s claims of concealment and conspiracy, and punitive damages. The court also found that the trial court should have applied the comparative fault deduction, reducing the compensatory damages against PM USA to $4.025 million. In February 2016, defendants and plaintiff filed respective motions for rehearing and rehearing en banc. In March 2016, plaintiff filed a notice of supplemental authority citing the Soffer decision, discussed below under Engle Progeny Appellate Issues. In September 2016, the Florida Fourth District Court of Appeal, ruling en banc, reversed the judgment against PM USA and R.J. Reynolds in its entirety on the grounds that improper arguments by plaintiff’s counsel deprived defendants of a fair trial, and ordered a new trial. In October 2016, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. ________________________________________________________________________________________________________________________________
Plaintiff: Putney
Date:     April 2010

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds and Liggett Group. The jury awarded approximately $15.1 million in compensatory damages and allocated 15% of the fault to PM USA (an amount of approximately $2.3 million). The jury also awarded $2.5 million in punitive damages against PM USA.

Post-Trial Developments:
In August 2010, the trial court entered final judgment with a deduction for plaintiff’s comparative fault. PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and, in November 2010, posted a $1.6 million bond. In June 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings, holding that the trial court erred in (1) not reducing the compensatory damages award as excessive and (2) not instructing the jury on the statute of repose in connection with plaintiff’s conspiracy claim that resulted in the $2.5 million punitive damages award. In July 2013, plaintiff filed a motion for rehearing, which the Fourth District Court of Appeal denied in August 2013. In September 2013, both parties filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court. In December 2013, the Florida Supreme Court stayed the appeal pending the outcome of the Hess case. In April 2015, the Florida Supreme Court rejected the statute of repose defense in Hess, and PM USA moved for a rehearing. In September 2015, the Florida Supreme Court denied PM USA’s rehearing petition in Hess. In February 2016, the Florida Supreme Court upheld the trial court’s decision in favor of plaintiff and, in March 2016, clarified that its February 2016 order reinstated the trial court’s decision on the statute of repose only. In August 2016, the Florida Fourth District Court of Appeal reinstated the jury’s punitive damages verdict and reaffirmed that the compensatory damages award was excessive, remanding the case to the trial court to reduce the compensatory damages.
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

Engle Cases Concluded Within Past 12 Months
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

In Graham, an Engle progeny case against PM USA and R.J. Reynolds on appeal to the U.S. Court of Appeals for the Eleventh Circuit, in April 2015 the court, found in favor of defendants on the basis of federal preemption, reversing the trial court’s denial of judgment as a matter of law. Thereafter, plaintiff filed a petition for rehearing en banc, which the Eleventh Circuit granted in January 2016. The Eleventh Circuit directed the parties to file briefs and argue both the federal preemption and due process issues. Also in January 2016, in Marotta, a case against R.J. Reynolds on appeal to the Florida Fourth District Court of Appeal, the court rejected R.J. Reynolds’s federal preemption defense, but noted the conflict with Graham and certified the preemption question to the Florida Supreme Court. In March 2016, the Florida Supreme Court accepted review of Marotta. Argument is currently scheduled for November 1, 2016.

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

As of October 24, 2016, PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Medical Monitoring Class Actions

In medical monitoring actions, plaintiffs have sought to recover the cost for, or otherwise the implementation of, court-supervised programs for ongoing medical monitoring purportedly on behalf of a class of individual plaintiffs. Plaintiffs in these cases have sought to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT (“LDCT”) scanning in order to identify and diagnose lung cancer. Plaintiffs in these cases have not sought punitive damages, although plaintiffs in Donovan sought permission from the court to seek to treble any damages awarded, which the court denied. The defense of any future medical monitoring cases may be negatively impacted by evolving medical standards and practice.

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

In July 2015, both parties filed various motions, including motions for partial summary judgment and to exclude certain evidence. In October 2015, the district court granted PM USA’s motion for partial summary judgment holding that e-vapor products may not be deemed an alternative design for ordinary cigarettes. In February 2016, the trial court jury returned a verdict in favor of PM USA on the warranty claim. In March 2016, PM USA filed a motion for judgment on plaintiffs’ Massachusetts Consumer Protection Act claim based on the jury’s verdict, which the court denied in April 2016, ruling that it would function as the finder of fact with respect to the Massachusetts Consumer Protection Act. In September 2016, the U.S. District Court for the District of Massachusetts ruled in favor of PM USA on plaintiffs’ Massachusetts Consumer Protection Act claim and entered final judgment in favor of PM USA. Plaintiff did not appeal the judgment, concluding this litigation.

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

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously entered into agreements to

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA and R.J. Reynolds and, with respect to the brands it acquired from R.J. Reynolds and Lorillard, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended September 30, 2016 and 2015, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1.2 billion and $1.1 billion, respectively. For the nine months ended September 30, 2016 and 2015, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $3.6 billion and $3.3 billion, respectively. The amount for the nine months ended September 30, 2016 included an increase to cost of sales of approximately $12 million related to the Maryland NPM Adjustment discussed below. The amounts for the three and nine months ended September 30, 2015 included a reduction to cost of sales of approximately $126 million related to the New York NPM Adjustment settlement discussed below.

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

The revised NPM Adjustment provision in the settlement provides that, for 2015 and subsequent years, there is a potential downward adjustment to the PMs’ MSA payment relating to NPM sales on which state excise tax (“SET”) is paid.  Pursuant to such adjustment, each signatory state will pay an amount to the OPMs tied to the number of NPM cigarettes sold during the year at issue on which that state collected its SET (or, potentially, on which a comparable tax was collected) but on which that state did not collect escrow (“non-compliant NPM sales”). These payments will be made in the form of future reductions to MSA payments by the OPMs. This adjustment for SET-paid NPM sales is subject to certain exceptions and to a “safe harbor” under which a state does not owe any payment if the number or percentage of non-compliant NPM sales is below certain stated benchmarks.  In addition, the settlement further provides that the NPM Adjustment for 2015 and subsequent years will continue to apply to the signatory states, subject to certain defenses, but that those states will receive a partial liability reduction tied to the percentage of NPM sales nationwide during the year at issue on which either an MSA state has collected SET (or potentially a comparable tax is collected) or, potentially, Mississippi, Florida, Texas or Minnesota collected an equity fee (as defined in the settlement) on cigarettes sold by NPMs in those respective states.  The amount (if any) of the potential adjustment relating to SET-paid NPM sales for 2015 and the amount of the partial liability reduction for 2015 have not yet been determined. In addition, proceedings to determine the availability of and defenses to the 2015 NPM Adjustment as to the signatory states will likely not take place for a considerable period of time. In the meantime, pursuant to the settlement, the OPMs and the signatory states have agreed to split the NPM Adjustment amount for 2015 and each subsequent year thereafter pending the ultimate outcome of the applicable proceedings. As a result, in the second quarter of 2016, approximately $43 million was returned to

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PM USA related to the 2015 NPM Adjustment. This amount was included in other liabilities on the condensed consolidated balance sheet at June 30, 2016 and, once the proceedings to determine the amount of the 2015 NPM Adjustment are concluded, it will either be paid to the signatory states or retained by PM USA (in each case, without interest) as part of the ultimately determined amount payable. The OPMs have agreed that the amounts they receive under the settlement for the 2013-2014 transition years and for subsequent years from the signatory states will be allocated among them pursuant to a formula that modifies the MSA allocation formula in a manner favorable to PM USA. The extent to which it remains favorable to PM USA will depend upon future developments, as well as upon the resolution of certain disputes among the OPMs discussed below.

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

Fourteen of the non-signatory states filed motions in their state courts to vacate and/or modify the Stipulated Award in whole or part. Decisions by the Pennsylvania, Missouri, Maryland and New Mexico courts on such motions, and the subsequent appeals of those rulings, are discussed below.  One state’s motion was denied without an appeal by the state. As for the remaining states, rulings rejecting their motions to vacate the Stipulated Award have been affirmed on appeal, or the motions have been voluntarily dismissed or stayed pending further state action.

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

In April 2014, a Pennsylvania state trial court denied Pennsylvania’s motion to vacate the arbitration panel’s ruling that Pennsylvania had not diligently enforced, but granted Pennsylvania’s motion to modify, with respect to Pennsylvania, the pro rata judgment reduction. In April 2015, a Pennsylvania intermediate appellate court affirmed the trial court’s modification, with respect to Pennsylvania, of the pro rata judgment reduction. In December 2015, the Supreme Court of Pennsylvania denied PM USA’s petition for further judicial review of the Pennsylvania intermediate appellate court decision. Because the Pennsylvania state trial court ruling preceded PM USA’s 2014 MSA payment date, the total 2014 MSA payment credit PM USA received on account of the 2003 NPM Adjustment from the four states was reduced from $108 million to $79 million, and the interest PM USA received from the four states was $48 million rather than the $66 million in interest to which PM USA believed it would be entitled from those four states. As a result of the denial by the Supreme Court of Pennsylvania of PM USA’s petition for review of the intermediate appellate court ruling on the modification of the pro rata judgment reduction method, PM USA reversed $29 million of the reduction to cost of sales and $13 million of the interest income that had been previously recorded in respect of Pennsylvania for the 2003 NPM Adjustment, which reduced its reported pre-tax earnings by approximately $42 million in the fourth quarter of 2015. In April 2016, PM USA filed a petition for writ of certiorari with the United States Supreme Court. In October 2016, the United States Supreme Court denied PM USA’s petition.

In July 2014, a Maryland state trial court denied both Maryland’s motion to vacate the arbitration panel’s ruling that Maryland had not diligently enforced and Maryland’s motion to vacate or modify the pro rata judgment reduction. Maryland appealed both decisions. In October 2015, a Maryland intermediate appellate court reversed the Maryland trial court’s ruling on the pro rata judgment reduction method and applied a judgment reduction method that is more favorable to the state. PM USA sought further discretionary review of this decision in the Maryland Court of Appeals but, in February 2016, the Court of Appeals denied PM USA’s petition. As a result, PM USA returned approximately $12 million of the 2003 NPM Adjustment and $7 million of the interest it received (plus interest on those amounts). In addition, PM USA recorded a corresponding reduction to its pre-tax earnings in the first quarter of 2016. In June 2016, PM USA filed a petition for writ of certiorari with the United States Supreme Court. In October 2016, the United States Supreme Court denied PM USA’s petition.

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

In September 2016, a New Mexico state trial court denied New Mexico’s motion to vacate the arbitration panel’s ruling that New Mexico had not diligently enforced, but granted New Mexico’s motion to modify, with respect to New Mexico, the pro rata judgment reduction. PM USA is appealing the New Mexico trial court’s decision regarding the pro rata judgment reduction. If PM USA is not successful on further judicial review of the trial court’s ruling on the judgment reduction issue, PM USA will have to return $3 million of the 2003 NPM Adjustment and $2 million of the interest it received (plus interest on those amounts) and would need to make corresponding revisions to amounts previously recorded. This and the other litigation and disputes discussed above could further reduce PM USA’s recovery on the 2003 NPM Adjustment or recovery of interest and potentially require PM USA to return amounts previously received and/or reverse amounts previously recorded. No assurance can be given that the litigation and disputes discussed above will be resolved in a manner favorable to PM USA.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Other Disputes Under the State Settlement Agreements

The payment obligations of the tobacco product manufacturers that are parties to the State Settlement Agreements, as well as the allocations of any NPM Adjustments received by them pursuant to the MSA or the settlements of NPM Adjustment disputes with certain states described above, as calculated by the independent auditor, have been and may continue to be affected by R.J. Reynolds’s acquisition of Lorillard and the related divestiture of certain cigarette brands by R.J. Reynolds to ITG (the “RJR-Lorillard-ITG transaction”).  In that regard, PM USA disputed several recent calculations made by the independent auditor. In particular, PM USA believes that the independent auditor’s calculations incorrectly increased PM USA’s payment for 2015 due to Mississippi, Florida, Texas and Minnesota under the separate agreements with those states. In addition, PM USA believes that the calculations by the independent auditor have resulted in an improper decrease of PM USA’s share of the 2015 NPM Adjustment pursuant to the MSA and the settlements of the NPM Adjustment disputes, although the amount of such decrease depends on a number of factors that cannot be determined at this time. For future years, PM USA cannot predict the amount by which its payment obligations may be increased or its allocation of NPM Adjustments decreased as a result of the RJR-Lorillard-ITG transaction. PM USA cannot provide any assurance that it will be successful in any such dispute that it has raised or may raise.

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

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of October 24, 2016, a total of 9 such cases are pending in various U.S. state courts.

The Good Case

In Good, a purported “Lights” class action, the United States Supreme Court ruled in December 2008 that plaintiffs’ claims are not preempted by the Federal Cigarette Labeling and Advertising Act (“FCLAA”). The case was returned to federal court in Maine and consolidated with other federal cases in the multidistrict litigation proceeding discussed below. In June 2011, the plaintiffs voluntarily dismissed the case without prejudice.

Federal Multidistrict Proceeding and Subsequent Developments

Since the December 2008 United States Supreme Court decision in Good, and through October 24, 2016, 26 purported “Lights” class actions were served upon PM USA and, in certain cases, Altria Group, Inc. These cases were filed in 15 states, the U.S. Virgin Islands and the District of Columbia. All of these cases either were filed in federal court or were removed to federal court by PM USA and were transferred and consolidated by the Judicial Panel on Multidistrict Litigation (“JPMDL”) before the U.S. District Court for the District of Maine for pretrial proceedings (“MDL proceeding”).

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

“Lights” Cases Dismissed, Not Certified or Ordered De-Certified

As of October 24, 2016, in addition to the federal district court in the MDL proceeding, 20 courts in 21 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

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

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in several jurisdictions. Over time, several such cases have been dismissed by the courts at the summary judgment stage, but others remain pending. Significant developments in these pending cases include:

▪
Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In August 2006, the trial court denied PM USA’s motion for summary judgment and granted plaintiffs’ cross-motion for summary judgment on the defenses of federal preemption and a state law exemption to Massachusetts’ consumer protection statute. On motion of the parties, the trial court subsequently reported its decision to deny summary judgment to the appeals court for review and stayed further proceedings pending completion of the appellate review. In March 2009, the Massachusetts Supreme Judicial Court affirmed the order denying summary judgment to PM USA and granting the plaintiffs’ cross-motion. In January 2010, plaintiffs moved for partial summary judgment as to liability claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). In March 2012, the trial court denied plaintiffs’ motion. In February 2013, the trial court, upon agreement of the parties, dismissed without prejudice plaintiffs’ claims against Altria Group, Inc. PM USA is now the sole defendant in the case. In September 2013, the case was transferred to the Business Litigation Session of the Massachusetts Superior Court. Also in September 2013, plaintiffs filed a motion for partial summary judgment on the scope of remedies available in the case, which the Massachusetts Superior Court denied in February 2014, concluding that plaintiffs cannot obtain disgorgement of profits as an equitable remedy and that their recovery is limited to actual damages or $25 per class member if they cannot prove actual damages greater than $25. Plaintiffs filed a motion asking the trial court to report its February 2014 ruling to the Massachusetts Appeals Court for review, which the trial court denied. In March 2014, plaintiffs petitioned the Massachusetts Appeals Court for review of the ruling, which the appellate court denied. In August

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2015, the trial court denied various pre-trial motions filed by PM USA, including a motion for summary judgment on the ground that plaintiffs have no proof of injury. Trial began in October 2015 and concluded in November 2015. In December 2015, PM USA filed a motion to decertify the class. In February 2016, the trial court issued its “Findings of Fact and Conclusions of Law,” finding that (1) PM USA violated Massachusetts consumer protection laws in marketing Marlboro “Lights” and (2) plaintiffs proved that class members were economically injured, but did not prove a specific measure of damages. As a result, the court awarded statutory damages of $25 per class member, for a total of $4.9 million, plus interest, attorneys’ fees and costs. In April 2016, the parties agreed to settle all claims for approximately $32 million. The agreement is subject to approval by the court. In the first quarter of 2016, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $32 million for the judgment plus interest and associated costs. In May 2016, PM USA paid approximately $32 million to plaintiffs’ escrow agent. In September 2016, the court approved the settlement in which PM USA agreed to pay approximately $15.3 million to the class and $16.5 million in attorneys’ fees and costs, and dismissed the case with prejudice.

▪
Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiffs’ motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995-2003. In June 2010, PM USA’s motion for partial summary judgment regarding plaintiffs’ request for punitive damages was denied. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). The plaintiffs’ motion was denied in December 2010. In June 2011, PM USA filed various summary judgment motions challenging the plaintiffs’ claims. In August 2011, the trial court granted PM USA’s motion for partial summary judgment, ruling that plaintiffs could not present a damages claim based on allegations that Marlboro Lights are more dangerous than Marlboro Reds. The trial court denied PM USA’s remaining summary judgment motions. Trial in the case began in September 2011 and, in October 2011, the court declared a mistrial after the jury failed to reach a verdict. In January 2014, the trial court reversed its prior ruling granting partial summary judgment against plaintiffs’ “more dangerous” claim and allowed plaintiffs to pursue that claim. In October 2014, PM USA filed motions to decertify the class and for partial summary judgment on plaintiffs’ “more dangerous” claim, which the court denied in June 2015. Upon retrial, in April 2016, the jury returned a verdict in favor of PM USA. In May 2016, plaintiffs filed a motion for a new trial, which PM USA opposed in June 2016. In August 2016, the trial court denied plaintiffs’ motion for a new trial, plaintiffs filed a notice of appeal and PM USA cross-appealed.

▪
Miner: In June 2007, the United States Supreme Court reversed the lower court rulings in Miner (formerly known as Watson) that denied plaintiffs’ motion to have the case heard in a state, as opposed to federal, trial court. The Supreme Court rejected defendants’ contention that the case must be tried in federal court under the “federal officer” statute. Following remand, the case was removed again to federal court in Arkansas and transferred to the MDL proceeding discussed above. In November 2010, the district court in the MDL proceeding remanded the case to Arkansas state court. In December 2011, plaintiffs voluntarily dismissed their claims against Altria Group, Inc. without prejudice. In March 2013, plaintiffs filed a class certification motion. In November 2013, the trial court granted class certification. The certified class includes those individuals who, from November 1, 1971 through June 22, 2010, purchased Marlboro Lights and Marlboro Ultra Lights for personal consumption in Arkansas. PM USA filed a notice of appeal of the class certification ruling to the Arkansas Supreme Court in December 2013. In February 2015, the Arkansas Supreme Court affirmed the trial court’s class certification order. In May 2015, PM USA filed a motion for partial summary judgment seeking to foreclose any recovery for cigarette purchases prior to 1999, when a private right of action was added to the consumer protection statute under which plaintiffs are suing. The trial court denied the motion in July 2015. In June 2016, the trial court granted PM USA’s motion for partial summary judgment to limit any damages claimed by the plaintiffs’ class to purchases made prior to May 2003. In July 2016, the parties agreed to settle all claims for $45 million. The settlement was preliminarily approved by the trial court in August 2016 and is subject to final approval by the court. In the third quarter of 2016, PM USA recorded a provision on its condensed consolidated balance sheet of $45 million.

Other Developments

In Oregon (Pearson), a state court in October 2006 denied plaintiffs’ motion for interlocutory review of the trial court’s refusal to certify a class. The denial was ultimately affirmed on appeal and the case was remanded to the trial court to adjudicate the claims of the individual plaintiffs. In April 2016, the parties agreed to settle plaintiffs’ individual claims for an aggregate

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

amount of $30,000 and, pursuant to that settlement, the parties filed a stipulation of voluntary dismissal with prejudice with the Circuit Court of Multnomah County. This litigation has concluded.

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

The Price Case

Trial in Price commenced in state court in Illinois in January 2003 and, in March 2003, the judge found in favor of the plaintiff class and awarded $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In December 2005, the Illinois Supreme Court reversed the trial court’s judgment in favor of the plaintiffs. In November 2006, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari and, in December 2006, the Circuit Court of Madison County dismissed the case with prejudice. In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. In February 2012, plaintiffs filed an amended petition asking the trial court to reinstate the original judgment, which the court denied in December 2012. On appeal, in April 2014, the Fifth Judicial District reversed and ordered reinstatement of the original $10.1 billion trial court judgment against PM USA. In September 2014, the Illinois Supreme Court granted PM USA’s motion for leave to appeal. In November 2015, the Illinois Supreme Court vacated the Fifth Judicial District’s decision and dismissed the cause of action without prejudice to plaintiffs to file a motion to recall the mandate in the Illinois Supreme Court. In November 2015, the plaintiffs filed a motion in the Illinois Supreme Court seeking to recall the 2005 mandate issued in PM USA’s favor, which the court denied. The litigation concluded in June 2016 after the United States Supreme Court denied plaintiffs’ petition for writ of certiorari.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The relator appealed the latest dismissal to the U.S. Court of Appeals for the District of Columbia Circuit in May 2015. In June 2016, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the dismissal of the case on jurisdictional grounds. In July 2016, the relator filed a petition for rehearing or rehearing en banc. In September 2016, the U.S. Court of Appeals for the District of Columbia Circuit denied the petition for rehearing.

Argentine Grower Cases

PM USA and Altria Group, Inc. were sued in six cases (Hupan, Chalanuk, Rodriguez Da Silva, Aranda, Taborda and Biglia) filed in Delaware state court against multiple defendants by the parents of Argentine children born with alleged birth defects. Plaintiffs in these cases allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., an alleged subsidiary of PMI, and that they and their infant children were exposed directly and in utero to Monsanto Company’s (“Monsanto”) Roundup herbicide during the production and cultivation of tobacco. Plaintiffs seek compensatory and punitive damages against all defendants. In December 2012, Altria Group, Inc. and certain other defendants were dismissed from the Hupan, Chalanuk and Rodriguez Da Silva cases. Altria Group, Inc. and certain other defendants were dismissed from Aranda, Taborda and Biglia in May 2013, October 2013 and February 2014, respectively. The three remaining defendants in the six cases were PM USA, Philip Morris Global Brands Inc. (a subsidiary of PMI) and Monsanto. Following discussions regarding indemnification for these cases pursuant to the Distribution Agreement between PMI and Altria Group, Inc., PMI and PM USA have agreed to resolve conflicting indemnity demands after final judgments are entered. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement. In April 2014, all three defendants in the Hupan case filed motions to dismiss for failure to state a claim, and PM USA and Philip Morris Global Brands filed separate motions to dismiss based on the doctrine of forum non conveniens. All proceedings in the other five cases were stayed pending the court’s resolution of the motions to dismiss filed in Hupan. In November 2015, the trial court granted PM USA’s motion to dismiss on forum non conveniens grounds. Plaintiffs filed a motion for clarification or re-argument in December 2015, which the court denied in August 2016. Later in August 2016, PM USA and Philip Morris Global Brands moved for entry of final judgment in the Hupan case and also moved to lift the stays in the other five cases for the limited purpose of entering final judgment of dismissal in those cases as well based on the forum non conveniens decision in Hupan. The court granted those motions in September 2016, and entered final judgment of dismissal in all six cases.

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

Second, UST and/or its tobacco subsidiaries have been named in a number of other individual tobacco and health suits over time. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. In July 2016, USSTC and Altria Group, Inc. were named as defendants, along with other named defendants, in one such case in California (Gwynn).  In August 2016, defendants removed the case to federal court. In September 2016, plaintiffs filed a motion to remand the case back to state court.

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

In June 2016, the same Fontem entities filed a second lawsuit against Nu Mark in the U.S. District Court for the Central District of California asserting infringement of eight additional e-vapor patents that have issued since the filing of the first case in April 2016. The second case involves the same Nu Mark products as the first case, and likewise seeks recovery of an unspecified amount of money damages for alleged past infringement and an injunction against future infringement. In June 2016, Nu Mark filed a motion to transfer venue of both lawsuits from California to the Middle District of North Carolina, which the court granted in August 2016. In August and September 2016, Nu Mark filed inter partes review petitions with the U.S. Patent Trial and Appeal Board challenging the validity of all patents and claims asserted against it in the second lawsuit.

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At September 30, 2016, Altria Group, Inc. and certain of its subsidiaries (i) had $59 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for $24 million of guarantees, consisting primarily of surety bonds, related to their own performance; and (iii) had a redeemable noncontrolling interest of $36 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria Group, Inc. issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the “Distribution Agreement”), entered into as a result of Altria Group, Inc.’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at September 30, 2016 as the fair value of this indemnification is insignificant.

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

At September 30, 2016, the respective principal 100% owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
The following sets forth the condensed consolidating balance sheets as of September 30, 2016 and December 31, 2015, condensed consolidating statements of earnings and comprehensive earnings for the nine and three months ended September 30, 2016 and 2015, and condensed consolidating statements of cash flows for the nine months ended September 30, 2016 and 2015 for Altria Group, Inc., PM USA and, collectively, Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the Securities and Exchange Commission (“SEC”) interpretation and application of Rule 3-10 of SEC Regulation S-X.
The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
September 30, 2016
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$2,239	$1	$58	$—	$2,298
Receivables	—	7	139	—	146
Inventories:
Leaf tobacco	—	510	334	—	844
Other raw materials	—	114	60	—	174
Work in process	—	6	404	—	410
Finished product	—	133	419	—	552
	—	763	1,217	—	1,980
Due from Altria Group, Inc. and subsidiaries	—	3,673	1,453	(5,126)	—
Deferred income taxes	—	1,277	9	(98)	1,188
Other current assets	573	238	50	(70)	791
Total current assets	2,812	5,959	2,926	(5,294)	6,403
Property, plant and equipment, at cost	—	2,983	1,837	—	4,820
Less accumulated depreciation	—	2,082	769	—	2,851
	—	901	1,068	—	1,969
Goodwill	—	—	5,285	—	5,285
Other intangible assets, net	—	2	12,040	—	12,042
Investment in SABMiller	5,826	—	—	—	5,826
Investment in consolidated subsidiaries	11,805	2,714	—	(14,519)	—
Finance assets, net	—	—	1,046	—	1,046
Due from Altria Group, Inc. and subsidiaries	4,790	—	—	(4,790)	—
Other assets	18	537	144	(336)	363
Total Assets	$25,251	$10,113	$22,509	$(24,939)	$32,934

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
September 30, 2016
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Accounts payable	$3	$86	$207	$—	$296
Accrued liabilities:
Marketing	—	681	116	—	797
Employment costs	80	7	129	—	216
Settlement charges	—	3,422	7	—	3,429
Other	301	517	314	(168)	964
Dividends payable	1,193	—	—	—	1,193
Due to Altria Group, Inc. and subsidiaries	4,850	266	10	(5,126)	—
Total current liabilities	6,427	4,979	783	(5,294)	6,895
Long-term debt	13,878	—	—	—	13,878
Deferred income taxes	1,694	—	4,249	(336)	5,607
Accrued pension costs	193	—	670	—	863
Accrued postretirement health care costs	—	1,459	837	—	2,296
Due to Altria Group, Inc. and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	115	164	133	—	412
Total liabilities	22,307	6,602	11,462	(10,420)	29,951
Contingencies
Redeemable noncontrolling interest	—	—	36	—	36
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,864	3,310	11,585	(14,895)	5,864
Earnings reinvested in the business	27,816	467	1,213	(1,680)	27,816
Accumulated other comprehensive losses	(3,278)	(266)	(1,799)	2,065	(3,278)
Cost of repurchased stock	(28,393)	—	—	—	(28,393)
Total stockholders’ equity attributable to Altria Group, Inc.	2,944	3,511	11,008	(14,519)	2,944
Noncontrolling interests	—	—	3	—	3
Total stockholders’ equity	2,944	3,511	11,011	(14,519)	2,947
Total Liabilities and Stockholders’ Equity	$25,251	$10,113	$22,509	$(24,939)	$32,934

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Nine Months Ended September 30, 2016
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$16,874	$2,646	$(28)	$19,492
Cost of sales	—	5,084	785	(28)	5,841
Excise taxes on products	—	4,723	165	—	4,888
Gross profit	—	7,067	1,696	—	8,763
Marketing, administration and research costs	113	1,435	323	—	1,871
Asset impairment and exit costs	5	96	22	—	123
Operating (expense) income	(118)	5,536	1,351	—	6,769
Interest and other debt expense, net	393	13	165	—	571
Loss on early extinguishment of debt	823	—	—	—	823
Earnings from equity investment in SABMiller	(564)	—	—	—	(564)
Gain on derivative financial instruments	(205)	—	—	—	(205)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(565)	5,523	1,186	—	6,144
(Benefit) provision for income taxes	(269)	2,023	424	—	2,178
Equity earnings of subsidiaries	4,259	217	—	(4,476)	—
Net earnings	3,963	3,717	762	(4,476)	3,966
Net earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Net earnings attributable to Altria Group, Inc.	$3,963	$3,717	$759	$(4,476)	$3,963

Net earnings	$3,963	$3,717	$762	$(4,476)	$3,966
Other comprehensive earnings (losses), net of deferred income taxes	2	(11)	(107)	118	2
Comprehensive earnings	3,965	3,706	655	(4,358)	3,968
Comprehensive earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive earnings attributable to Altria Group, Inc.	$3,965	$3,706	$652	$(4,358)	$3,965

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Nine Months Ended September 30, 2015
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$16,743	$2,405	$(32)	$19,116
Cost of sales	—	4,983	782	(32)	5,733
Excise taxes on products	—	4,834	157	—	4,991
Gross profit	—	6,926	1,466	—	8,392
Marketing, administration and research costs	135	1,511	305	—	1,951
Reduction of PMI tax-related receivable	41	—	—	—	41
Asset impairment and exit costs	—	—	4	—	4
Operating (expense) income	(176)	5,415	1,157	—	6,396
Interest and other debt expense, net	430	11	168	—	609
Loss on early extinguishment of debt	228	—	—	—	228
Earnings from equity investment in SABMiller	(546)	—	—	—	(546)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(288)	5,404	989	—	6,105
(Benefit) provision for income taxes	(200)	1,959	351	—	2,110
Equity earnings of subsidiaries	4,082	197	—	(4,279)	—
Net earnings	3,994	3,642	638	(4,279)	3,995
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria Group, Inc.	$3,994	$3,642	$637	$(4,279)	$3,994

Net earnings	$3,994	$3,642	$638	$(4,279)	$3,995
Other comprehensive (losses) earnings, net of deferred income taxes	(475)	11	102	(113)	(475)
Comprehensive earnings	3,519	3,653	740	(4,392)	3,520
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$3,519	$3,653	$739	$(4,392)	$3,519

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended September 30, 2016
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,964	$950	$(9)	$6,905
Cost of sales	—	1,767	285	(9)	2,043
Excise taxes on products	—	1,654	58	—	1,712
Gross profit	—	2,543	607	—	3,150
Marketing, administration and research costs	40	607	119	—	766
Asset impairment and exit costs	—	1	1	—	2
Operating (expense) income	(40)	1,935	487	—	2,382
Interest and other debt expense (income), net	129	(4)	54	—	179
Loss on early extinguishment of debt	823	—	—	—	823
Earnings from equity investment in SABMiller	(299)	—	—	—	(299)
Gain on derivative financial instruments	(48)	—	—	—	(48)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(645)	1,939	433	—	1,727
(Benefit) provision for income taxes	(232)	707	158	—	633
Equity earnings of subsidiaries	1,506	77	—	(1,583)	—
Net earnings	1,093	1,309	275	(1,583)	1,094
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria Group, Inc.	$1,093	$1,309	$274	$(1,583)	$1,093

Net earnings	$1,093	$1,309	$275	$(1,583)	$1,094
Other comprehensive earnings, net of deferred income taxes	62	4	22	(26)	62
Comprehensive earnings	1,155	1,313	297	(1,609)	1,156
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$1,155	$1,313	$296	$(1,609)	$1,155

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended September 30, 2015
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,865	$845	$(11)	$6,699
Cost of sales	—	1,671	272	(11)	1,932
Excise taxes on products	—	1,670	51	—	1,721
Gross profit	—	2,524	522	—	3,046
Marketing, administration and research costs	46	552	100	—	698
Reduction of PMI tax-related receivable	41	—	—	—	41
Operating (expense) income	(87)	1,972	422	—	2,307
Interest and other debt expense, net	138	11	56	—	205
Earnings from equity investment in SABMiller	(187)	—	—	—	(187)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(38)	1,961	366	—	2,289
(Benefit) provision for income taxes	(55)	685	131	—	761
Equity earnings of subsidiaries	1,511	71	—	(1,582)	—
Net earnings	1,528	1,347	235	(1,582)	1,528
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$1,528	$1,347	$235	$(1,582)	$1,528

Net earnings	$1,528	$1,347	$235	$(1,582)	$1,528
Other comprehensive (losses) earnings, net of deferred income taxes	(279)	4	32	(36)	(279)
Comprehensive earnings	1,249	1,351	267	(1,618)	1,249
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$1,249	$1,351	$267	$(1,618)	$1,249

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2016
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$4,241	$3,582	$8	$(4,331)	$3,500
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(23)	(105)	—	(128)
Proceeds from finance assets	—	—	207	—	207
Other	(3)	—	(41)	—	(44)
Net cash (used in) provided by investing activities	(3)	(23)	61	—	35
Cash Provided by (Used in) Financing Activities
Long-term debt issued	1,976	—	—	—	1,976
Long-term debt repaid	(933)	—	—	—	(933)
Repurchases of common stock	(512)	—	—	—	(512)
Dividends paid on common stock	(3,321)	—	—	—	(3,321)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(715)	128	587	—	—
Premiums and fees related to early extinguishment of debt	(809)	—	—	—	(809)
Cash dividends paid to parent	—	(3,686)	(645)	4,331	—
Other	2	—	(9)	—	(7)
Net cash used in financing activities	(4,312)	(3,558)	(67)	4,331	(3,606)
Cash and cash equivalents:
(Decrease) increase	(74)	1	2	—	(71)
Balance at beginning of period	2,313	—	56	—	2,369
Balance at end of period	$2,239	$1	$58	$—	$2,298

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
Under the new guidance, at September 30, 2016, current deferred income tax assets of approximately $1.2 billion would have been reclassified to noncurrent deferred income tax liabilities ($1.0 billion) and noncurrent deferred income tax assets ($0.2 billion). Altria Group, Inc. will adopt the new guidance by the first quarter of 2017.

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
The adoption of this guidance is not expected to have a material impact on Altria Group, Inc.’s consolidated financial statements. Altria Group, Inc. expects to adopt this guidance effective January 1, 2017.

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
Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
ASU No. 2016-15 Classification of Certain Cash Receipts and Cash Payments (Topic 230)	The guidance addresses how eight specific cash flow issues are to be presented and classified in the statement of cash flows.	The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period.	Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Description of the Company

At September 30, 2016, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged predominantly in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. In addition, Nu Mark and Middleton use third-party contract manufacturing arrangements in the manufacture of their products. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At September 30, 2016, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At September 30, 2016, Altria Group, Inc. also had an approximate 27% ownership of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounted for under the equity method of accounting. On October 10, 2016, Anheuser-Busch InBev SA/NV (“Legacy AB InBev”) completed its previously-announced business combination with SABMiller in a cash and stock transaction (the “Transaction”). A newly formed Belgian company, which retained the name Anheuser-Busch InBev SA/NV (“AB InBev”), has become the holding company for the combined SABMiller and Legacy AB InBev businesses. Upon completion of the Transaction, Altria Group, Inc. had a 9.6% ownership of AB InBev at October 10, 2016 based on AB InBev’s shares outstanding. Following completion of the Transaction, Altria Group, Inc. purchased 12,341,937 ordinary shares of AB InBev for a total cost of approximately $1.6 billion, thereby increasing Altria Group, Inc.’s ownership to approximately 10.2% at October 24, 2016. For further discussion, see Note 4. Investment in SABMiller/AB InBev to the condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q (“Item 1”).

Altria Group, Inc.’s reportable segments are smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in an all other category.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.
Consolidated Results of Operations for the Nine Months Ended September 30, 2016: The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the nine months ended September 30, 2016, from the nine months ended September 30, 2015, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the nine months ended September 30, 2015	$3,994	$2.03

2015 NPM Adjustment Items	(80)	(0.04)
2015 Tobacco and health litigation items	73	0.04
2015 SABMiller special items	62	0.03
2015 Loss on early extinguishment of debt	143	0.07
2015 Asset impairment, exit and integration costs	6	—
2015 Tax items	(17)	—
Subtotal 2015 special items	187	0.10

2016 NPM Adjustment Items	(11)	(0.01)
2016 Asset impairment, exit, implementation and acquisition-related costs	(84)	(0.04)
2016 Tobacco and health litigation items	(56)	(0.03)
2016 SABMiller special items	(96)	(0.05)
2016 Gain on derivative financial instruments	129	0.07
2016 Loss on early extinguishment of debt	(541)	(0.28)
2016 Tax items	17	0.01
Subtotal 2016 special items	(642)	(0.33)

Fewer shares outstanding	—	0.01
Change in tax rate	(14)	(0.01)
Operations	438	0.22
For the nine months ended September 30, 2016	$3,963	$2.02

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations: The increase of $438 million in operations shown in the table above was due primarily to the following:

▪	higher income from the smokeable products and smokeless products segments;

▪	higher earnings from Altria Group, Inc.’s equity investment in SABMiller;

▪	higher operating results from the financial services business;

▪	lower interest and other debt expense, net; and

▪	lower investment spending in the innovative tobacco products businesses.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Results of Operations for the Three Months Ended September 30, 2016: The changes in Altria Group, Inc.’s net earnings and diluted EPS attributable to Altria Group, Inc. for the three months ended September 30, 2016, from the three months ended September 30, 2015, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended September 30, 2015	$1,528	$0.78

2015 NPM Adjustment Items	(80)	(0.04)
2015 Tobacco and health litigation items	43	0.02
2015 SABMiller special items	4	—
2015 Integration costs	1	—
2015 Tax items	(21)	(0.01)
Subtotal 2015 special items	(53)	(0.03)

2016 Asset impairment, exit and implementation costs	(2)	—
2016 Tobacco and health litigation items	(29)	(0.01)
2016 SABMiller special items	26	0.01
2016 Gain on derivative financial instruments	29	0.02
2016 Loss on early extinguishment of debt	(541)	(0.28)
2016 Tax items	1	—
Subtotal 2016 special items	(516)	(0.26)

Change in tax rate	(15)	(0.01)
Operations	149	0.08
For the three months ended September 30, 2016	$1,093	$0.56

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations: The increase of $149 million in operations shown in the table above was due primarily to the following:

▪	higher income from the smokeable products and smokeless products segments;

▪	higher earnings from Altria Group, Inc.’s equity investment in SABMiller; and

▪	higher operating results from the financial services business.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2016 Forecasted Results: On October 11, 2016, to reflect the previously disclosed one-quarter lag in reporting Altria Group, Inc.’s share of AB InBev’s results, Altria Group, Inc. revised its 2016 full-year forecast for adjusted diluted EPS growth rate to a range of 6.5% to 8.5% over 2015 full-year adjusted diluted EPS. Altria Group, Inc. reaffirmed this forecast on October 27, 2016. This forecasted growth rate excludes the income and expense items in the table below.

Altria Group, Inc.’s full-year adjusted diluted EPS guidance excludes the impact of certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, gain on the Transaction, SABMiller special items, certain tax items, charges associated with tobacco and health litigation items, and settlements of, and determinations made in connection with, disputes with certain states and territories related to the non-participating manufacturer (“NPM”) adjustment provision under the 1998 Master Settlement Agreement (such settlements and determinations are referred to collectively as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 11. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 11”)).

Altria Group, Inc.’s management cannot estimate on a forward-looking basis the impact of certain income and expense items, including those items noted in the preceding paragraph, on Altria Group, Inc.’s reported diluted EPS because these items, which could be significant, are difficult to predict and may be highly variable. As a result, Altria Group, Inc. does not provide a corresponding United States generally accepted accounting principles (“U.S. GAAP”) measure for, or reconciliation to, its adjusted diluted EPS guidance.

In addition, the factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast and to the other forward-looking statements made in this Quarterly Report on Form 10-Q (“Form 10-Q”).

(Income) Expense, Net Excluded from Adjusted Diluted EPS
	2016	2015
NPM Adjustment Items	$0.01	$(0.03)
Asset impairment, exit and implementation costs [1]	0.07	—
Tobacco and health litigation items	0.03	0.05
SABMiller special items	0.05	0.04
Loss on early extinguishment of debt	0.28	0.07
Gain on the Transaction [2]	(4.67)	—
Tax items	(0.01)	—
	$(4.24)	$0.13
1 Includes restructuring charges of $0.02 in connection with the facilities consolidation announced in October 2016. For further discussion, see Note 2. Asset Impairment, Exit and Implementation Costs to the condensed consolidated financial statements in Item 1 (“Note 2”).

2 Includes gain on derivative financial instruments of $0.12.
Altria Group, Inc. reports its financial results in accordance with U.S. GAAP. Altria Group, Inc.’s management reviews certain financial results, including diluted EPS, on an adjusted basis, which excludes certain income and expense items, including those items noted above. Altria Group, Inc.’s management does not view any of these special items to be part of Altria Group, Inc.’s sustainable results as they may be highly variable, are difficult to predict and can distort underlying business trends and results. Altria Group, Inc.’s management believes that adjusted financial measures provide useful insight into underlying business trends and results and provide a more meaningful comparison of year-over-year results. Adjusted financial measures are used by management and regularly provided to Altria Group, Inc.’s chief operating decision maker for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. These adjusted financial measures are not consistent with U.S. GAAP and may not be calculated the same as similarly titled measures used by other companies. These adjusted financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.

Discussion and Analysis

Consolidated Operating Results

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net revenues:
Smokeable products	$17,398	$17,235	$6,147	$6,040
Smokeless products	1,530	1,393	528	482
Wine	498	461	182	166
All other	66	27	48	11
Net revenues	$19,492	$19,116	$6,905	$6,699

Excise taxes on products:
Smokeable products	$4,769	$4,876	$1,671	$1,682
Smokeless products	102	100	35	34
Wine	17	15	6	5
Excise taxes on products	$4,888	$4,991	$1,712	$1,721

Operating income:
Operating companies income (loss):
Smokeable products	$5,955	$5,831	$2,086	$2,121
Smokeless products	930	830	312	286
Wine	100	97	38	35
All other	(46)	(139)	8	(35)
Amortization of intangibles	(15)	(16)	(5)	(6)
General corporate expenses	(150)	(166)	(57)	(53)
Reduction of PMI tax-related receivable	—	(41)	—	(41)
Corporate asset impairment and exit costs	(5)	—	—	—
Operating income	$6,769	$6,396	$2,382	$2,307

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

The following events that occurred during the nine and three months ended September 30, 2016 and 2015 affected the comparability of statement of earnings amounts:

▪	NPM Adjustment Items: Pre-tax expense (income) for NPM Adjustment Items was recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Smokeable products segment	$12	$(126)	$—	$(126)
Interest and other debt expense, net	6	—	—	—
Total	$18	$(126)	$—	$(126)
The amounts shown in the table above for the smokeable products segment were recorded by PM USA as increases (reductions) to cost of sales, which decreased (increased) operating companies income in the smokeable products segment. For further discussion, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 11.

▪
Tobacco and Health Litigation Items: Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Smokeable products segment	$72	$102	$45	$54
Interest and other debt expense, net	16	13	—	13
Total	$88	$115	$45	$67
During the third quarter of 2016, PM USA recorded a pre-tax charge related to the Miner case of $45 million in marketing, administration and research costs. During the first quarter of 2016, PM USA recorded pre-tax charges, primarily related to the Aspinall case, of $26 million in marketing, administration and research costs and $12 million in interest costs. For further discussion, see “Lights/Ultra Lights” Cases - State Trial Court Class Certifications in Note 11.
During the third quarter of 2015, PM USA recorded pre-tax charges of $54 million in marketing, administration and research costs related to tobacco and health judgments in six state Engle progeny lawsuits, as well as $13 million in interest costs related to those cases. During the first quarter of 2015, PM USA and certain other cigarette manufacturers reached an agreement to resolve approximately 415 pending federal Engle progeny cases. As a result of the agreement, during the first quarter of 2015, PM USA recorded a pre-tax provision of approximately $43 million in marketing, administration and research costs. For further discussion, see Smoking and Health Litigation in Note 11.

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

Pre-tax asset impairment, exit and implementation costs in connection with the productivity initiative consisted of the following:

	For the Nine Months Ended September 30, 2016			For the Three Months Ended September 30, 2016
	Asset Impairment and Exit Costs	Implementation Costs	Total	Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)			(in millions)
Smokeable products	$99	$6	$105	$1	$3	$4
Smokeless products	13	1	14	—	1	1
All other	6	—	6	1	—	1
General corporate	5	—	5	—	—	—
Total	$123	$7	$130	$2	$4	$6
For further discussion, see Note 2. Asset Impairment, Exit and Implementation Costs to the condensed consolidated financial statements in Item 1.

▪
Loss on Early Extinguishment of Debt: During the third quarter of 2016 and the first quarter of 2015, Altria Group, Inc. completed debt tender offers to purchase for cash certain of its senior unsecured notes in aggregate principal amounts of $933 million and $793 million, respectively. As a result of the debt tender offers, Altria Group, Inc. recorded pre-tax losses on early extinguishment of debt in its condensed consolidated statements of earnings as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Premiums and fees	$809	$226	$809	$—
Write-off of unamortized debt discounts and debt issuance costs	14	2	14	—
Total	$823	$228	$823	$—
For further discussion, see Note 9. Debt to the condensed consolidated financial statements in Item 1 (“Note 9”).

▪
Gain on Derivative Financial Instruments: For the nine and three months ended September 30, 2016, Altria Group, Inc. recorded pre-tax gains of $205 million and $48 million, respectively, for the changes in the fair value of its derivative financial instruments entered into in connection with the Transaction. For further discussion, see Note 4. Investment in SABMiller/AB InBev to the condensed consolidated financial statements in Item 1 (“Note 4”).

▪
SABMiller Special Items: Altria Group, Inc.’s earnings from its equity investment in SABMiller for the nine months ended September 30, 2016 included net pre-tax charges of $147 million, consisting primarily of Altria Group, Inc.’s share of SABMiller’s asset impairment charges and costs related to the Transaction, partially offset by gains on asset disposals. Altria Group, Inc.’s earnings from its equity investment in SABMiller for the three months ended September 30, 2016 included net pre-tax gains of $40 million, consisting primarily of Altria Group, Inc.’s share of SABMiller’s gains on asset disposals, partially offset by costs related to the Transaction. For further discussion, see Note 4. Altria Group, Inc.’s earnings from its equity investment in SABMiller for the nine months ended September 30, 2015 included net pre-tax charges of $96 million, consisting primarily of Altria Group, Inc.’s share of SABMiller’s asset impairment charges.

▪
Tax Items: Tax items for the nine and three months ended September 30, 2016 relate primarily to the reversal of tax accruals no longer required. Tax items for the nine and three months ended September 30, 2015 primarily included the reversal in 2015 of tax reserves and associated interest due primarily to the closure in August 2015 of the Internal Revenue Service (“IRS”) audit of Altria Group, Inc. and its consolidated subsidiaries’ 2007-2009 tax years (“IRS 2007-2009 Audit”), partially offset by a reversal of foreign tax credits primarily associated with SABMiller dividends. For further discussion, see Note 10. Income Taxes to the condensed consolidated financial statements in Item 1 (“Note 10”).

Consolidated Results of Operations for the Nine Months Ended September 30, 2016

The following discussion compares consolidated operating results for the nine months ended September 30, 2016 with the nine months ended September 30, 2015.

Net revenues, which include excise taxes billed to customers, increased $376 million (2.0%), due primarily to higher net revenues in the smokeable products and smokeless products segments.

Cost of sales increased $108 million (1.9%), due primarily to higher per unit settlement charges and NPM Adjustment Items in 2015, partially offset by lower manufacturing costs and lower shipment volume in the smokeable products segment.

Excise taxes on products decreased $103 million (2.1%), due primarily to lower smokeable products shipment volume.

Marketing, administration and research costs decreased $80 million (4.1%), due primarily to lower costs in the smokeable products segment (which included lower tobacco and health litigation items).

Operating income increased $373 million (5.8%), due primarily to higher operating results from the smokeable products and smokeless products segments (which included asset impairment, exit and implementation costs in connection with the productivity initiative in 2016), higher operating results from the financial services business, lower investment spending in the innovative tobacco products businesses and a reduction of a Philip Morris International Inc. (“PMI”) tax-related receivable in 2015.

Interest and other debt expense, net, decreased $38 million (6.2%), due primarily to lower interest costs on debt as a result of a debt maturity and a debt tender offer in 2015, partially offset by the reversal of interest income in 2016 as a result of the NPM Adjustment Items.

Altria Group, Inc.’s income tax rate increased 0.8 percentage points to 35.4% due primarily to the reversal in 2015 of tax reserves and associated interest due primarily to the closure in August 2015 of the IRS 2007-2009 Audit and the resolution of various PMI tax matters in 2015, partially offset by a reversal of foreign tax credits primarily associated with SABMiller dividends during 2015. For further discussion, see Note 10.

Net earnings attributable to Altria Group, Inc. of $3,963 million decreased $31 million (0.8%), due primarily to a higher loss on early extinguishment of debt, partially offset by higher operating income and gain on derivative financial instruments. Diluted and basic EPS attributable to Altria Group, Inc. of $2.02, each decreased by 0.5% due to lower net earnings attributable to Altria Group, Inc.

Consolidated Results of Operations for the Three Months Ended September 30, 2016

The following discussion compares consolidated operating results for the three months ended September 30, 2016 with the three months ended September 30, 2015.

Net revenues, which include excise taxes billed to customers, increased $206 million (3.1%), due primarily to higher net revenues in the smokeable products and smokeless products segments.

Cost of sales increased $111 million (5.7%), due primarily to NPM Adjustment Items in 2015 and higher per unit settlement charges, partially offset by lower manufacturing costs in the smokeable products segment.

Excise taxes on products decreased $9 million (0.5%), due primarily to lower smokeable products shipment volume.

Marketing, administration and research costs increased $68 million (9.7%), due primarily to higher costs in the smokeable products segment.

Operating income increased $75 million (3.3%), due primarily to a reduction of a PMI tax-related receivable in 2015, higher operating results from the the financial services business, and higher operating results from the smokeless products segment, partially offset by lower operating results from the smokeable products segment.

Interest and other debt expense, net, decreased $26 million (12.7%), due primarily to interest costs related to tobacco and health litigation items and a debt maturity in 2015.

Earnings from Altria Group, Inc.’s equity investment in SABMiller, which increased $112 million (59.9%), were positively affected by SABMiller special items.

Altria Group, Inc.’s income tax rate increased 3.5 percentage points to 36.7% due primarily to the reversal of tax reserves and associated interest due primarily to the closure in August 2015 of the IRS 2007-2009 Audit and the resolution of various PMI tax matters in 2015, partially offset by a reversal of foreign tax credits primarily associated with SABMiller dividends during 2015. For further discussion, see Note 10.

Net earnings attributable to Altria Group, Inc. of $1,093 million decreased $435 million (28.5%), due primarily to the loss on early extinguishment of debt in 2016, partially offset by higher earnings from Altria Group, Inc.’s equity investment in SABMiller, higher operating income and gain on derivative financial instruments. Diluted and basic EPS attributable to Altria Group, Inc. of $0.56, each decreased by 28.2% due to lower net earnings attributable to Altria Group, Inc.
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

▪
restrictions and requirements imposed by the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”), and restrictions and requirements (and related enforcement actions) that have been, and in the future will be, imposed by the U.S. Food and Drug Administration (“FDA”);

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

FSPTCA and FDA Regulation

The Regulatory Framework

The FSPTCA expressly establishes certain restrictions and prohibitions on our tobacco businesses and authorizes or requires further FDA action. Under the FSPTCA, the FDA has broad authority to (1) regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of tobacco products; (2) require disclosures of related information; and (3) enforce the FSPTCA and related regulations. The FSPTCA went into effect in 2009 for cigarettes, cigarette tobacco and smokeless tobacco products and in August 2016 for all other tobacco products, including cigars, e-vapor products, pipe tobacco and oral tobacco-derived nicotine products (“Other Tobacco Products”). See FDA Regulatory Actions - Deeming Regulations below.

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

Implementation Timing, Rulemaking and Guidance

The implementation of the FSPTCA began in 2009 for cigarettes, cigarette tobacco and smokeless tobacco products and in August 2016 for Other Tobacco Products and will continue over time. The provisions of the FSPTCA that require the FDA to take action through rulemaking generally involve consideration of public comment and, for some issues, scientific review. From time to time, the FDA issues guidance that also generally involves public comment, which may be issued in draft or final form.

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

Investigation and Enforcement

The FDA has a number of investigatory and enforcement tools available to it, including document requests and other required information submissions, facility inspections, examinations and investigations, injunction proceedings, monetary penalties, product withdrawal and recall orders, and product seizures. The use of any of these investigatory or enforcement tools by the FDA could result in significant costs to the tobacco businesses of Altria Group, Inc. or otherwise have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.

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

Subject to the limitations described below, the Final Tobacco Marketing Rule took effect in June 2010 for cigarettes and smokeless tobacco products and in August 2016 for covered tobacco products. At the time of the re-promulgation of the Final Tobacco Marketing Rule, the FDA also issued an advance notice of proposed rulemaking regarding the so-called “1000 foot rule,” which would establish restrictions on the placement of outdoor tobacco advertising in relation to schools and playgrounds. PM USA and USSTC submitted comments on this advance notice.

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

Substantial Equivalence and Other New Product Processes/Pathways

In January 2011, the FDA issued guidance concerning reports that manufacturers must submit for certain tobacco products that the manufacturer modified or introduced for the first time into the market after February 15, 2007. These reports must be reviewed by the FDA to determine if such tobacco products are “substantially equivalent” to products commercially available as of February 15, 2007.  In general, in order to continue marketing cigarette, cigarette tobacco and smokeless tobacco products commercially available before March 22, 2011, manufacturers of such products were required to send to the FDA a report demonstrating substantial equivalence by March 22, 2011. These products are referred to as “provisional products.” All products currently marketed by PM USA and USSTC are provisional products. PM USA and USSTC submitted timely reports for these products. PM USA and USSTC can continue marketing these products unless the FDA makes a determination that a specific product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products from the marketplace. While PM USA and USSTC believe that all of their current products meet the statutory requirements of the FSPTCA, they cannot predict whether, when or how the FDA ultimately will apply its guidance to their various respective substantial equivalence reports or seek to enforce the law and regulations consistent with its guidance.

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

Because of the limited number of e-vapor products on the market as of February 14, 2007, Nu Mark may not be able to file substantial equivalence reports with the FDA on its e-vapor products in the market as of August 8, 2016. In such case, Nu Mark would have to file new tobacco product applications which, among other things, demonstrate that the marketing of the e-vapor products would be appropriate for the protection of the public health. It is uncertain how the FDA will interpret the requirements for obtaining a “new tobacco product marketing order.”

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

The FDA began announcing its decisions on substantial equivalence reports for provisional cigarette, cigarette tobacco and smokeless tobacco products in 2013. However, there are a significant number of substantial equivalence reports for such products for which the FDA has not announced decisions, including reports submitted by PM USA and USSTC. At the request of the FDA, PM USA and USSTC have provided additional information with respect to certain substantial equivalence reports. At this time, it is not possible to predict how long reviews by the FDA of substantial equivalence reports or new tobacco product applications for any tobacco product will take. A “not substantially equivalent” determination or denial of a new tobacco product application on one or more products could have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.

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

In September 2015, the FDA issued a second edition of the Substantial Equivalence Guidance (the “Revised SE Guidance”), which continued to require FDA pre-authorization for certain label changes and for product quantity changes. PM USA, USSTC and other tobacco product manufacturers filed a new lawsuit in the U.S. District Court for the District of Columbia against the same defendants named in the prior suit seeking to declare the requirements of the Revised SE Guidance invalid and to enjoin defendants from enforcing them. In October 2015, plaintiffs filed a motion for summary judgment. Defendants opposed the motion for summary judgment and moved to dismiss the complaint in December 2015. In August 2016, the court held that a modification to an existing product’s label does not result in a “new tobacco product” and therefore such a label change does not give rise to the substantial equivalence review process. Accordingly, the court vacated the Revised SE Guidance insofar as it pertains to label changes, but upheld the guidance in all other respects, including its treatment of product quantity changes as modifications that give rise to a new tobacco product requiring substantial equivalence review. The parties did not appeal this decision, concluding the litigation.

Deeming Regulations

As discussed above under FSPTCA and FDA Regulation - The Regulatory Framework, in May 2016, the FDA issued final regulations for all Other Tobacco Products, imposing the FSPTCA regulatory framework on the tobacco products manufactured, marketed and sold by Middleton and Nu Mark. At the same time the FDA issued its final deeming regulations, it also amended the Final Tobacco Marketing Rule as described above in FSPTCA and FDA Regulation - Final Tobacco Marketing Rule. Under the new regulations, for Other Tobacco Products modified or introduced into the market for the first time between February 15, 2007 and August 8, 2016, manufacturers must demonstrate substantial equivalence to a product on the market as of February 15, 2007 or obtain a “new tobacco marketing order” by certain specified dates to continue marketing those products. For further details, see FSPTCA and FDA Regulation - FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways.

Among the FSPTCA requirements that apply to Other Tobacco Products is a ban on descriptors, including “mild,” when used as descriptors of modified risk unless expressly authorized by the FDA. In May 2016, Middleton filed a lawsuit in the U.S. District Court for the District of Columbia against the FDA challenging the application of the descriptor ban on the use of the word “mild” as it relates to the “Black & Mild” trademark. In July 2016, the Department of Justice, on behalf of the FDA, informed Middleton that at present the FDA does not intend to bring an enforcement action against Middleton for the use of the term “mild” in the trademark “Black & Mild.” Consequently, Middleton dismissed its lawsuit without prejudice. If the FDA were to change its mind at some later date, Middleton would have the opportunity to make a submission to the FDA and ultimately, if necessary, to bring another lawsuit.

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

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. By way of example, in 2009, the federal excise tax (“FET”) on cigarettes increased from $0.39 per pack to approximately $1.01 per pack, in 2010, the New York state excise tax increased by $1.60 to $4.35 per pack and in October 2014, Philadelphia, Pennsylvania enacted a $2.00 per pack local cigarette excise tax. Between the end of 1998 and October 24, 2016, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.61 per pack. As of October 24, 2016, Pennsylvania, Louisiana and West Virginia have enacted legislation to increase their cigarette excise taxes in 2016. There are also several states with proposed ballot initiatives to increase cigarette excise taxes. In California, for example, a ballot measure to increase the cigarette excise tax by $2.00 per pack and impose corresponding increases on other tobacco products and e-vapor products has qualified for the November 2016 ballot.  The Federal Budget released by the President in February 2016 proposes significant increases in the FET for all tobacco products. The proposed budget would increase the FET on a pack of cigarettes by $0.94 per pack, raising the total FET to $1.95 per pack, and would also increase the tax on other tobacco products by a proportionate amount. It is not possible to predict whether this proposed FET increase will be enacted.

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

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of October 24, 2016, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of October 24, 2016, 179 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain; and restrict smoking in public places.

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
Operating Results

The following discussion compares operating results for the smokeable products and smokeless products segments for the nine and three months ended September 30, 2016, with the nine and three months ended September 30, 2015.

	For the Nine Months Ended September 30,
	Net Revenues		Operating Companies Income
	2016	2015	2016	2015
	(in millions)
Smokeable products	$17,398	$17,235	$5,955	$5,831
Smokeless products	1,530	1,393	930	830
Total smokeable and smokeless products	$18,928	$18,628	$6,885	$6,661

	For the Three Months Ended September 30,
	Net Revenues		Operating Companies Income
	2016	2015	2016	2015
	(in millions)
Smokeable products	$6,147	$6,040	$2,086	$2,121
Smokeless products	528	482	312	286
Total smokeable and smokeless products	$6,675	$6,522	$2,398	$2,407

Smokeable products segment

The smokeable products segment’s net revenues increased during the nine and three months ended September 30, 2016, due primarily to higher pricing. PM USA grew total cigarettes retail share by 0.1 percentage point for the nine and three months ended September 30, 2016.

The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(sticks in millions)
Cigarettes:
Marlboro	80,446	82,007	(1.9)%	28,152	28,392	(0.8)%
Other premium	4,858	5,114	(5.0)%	1,684	1,769	(4.8)%
Discount	8,569	8,383	2.2%	3,028	3,021	0.2%
Total cigarettes	93,873	95,504	(1.7)%	32,864	33,182	(1.0)%
Cigars:
Black & Mild	1,028	963	6.7%	357	340	5.0%
Other	19	24	(20.8)%	4	11	(63.6)%
Total cigars	1,047	987	6.1%	361	351	2.8%
Total smokeable products	94,920	96,491	(1.6)%	33,225	33,533	(0.9)%

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

The following table summarizes the smokeable products segment retail share performance:

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2016	2015	Percentage Point Change	2016	2015	Percentage Point Change
Cigarettes:
Marlboro	44.0%	44.0%	—	44.0%	43.9%	0.1
Other premium	2.7	2.9	(0.2)	2.7	2.8	(0.1)
Discount	4.7	4.4	0.3	4.7	4.6	0.1
Total cigarettes	51.4%	51.3%	0.1	51.4%	51.3%	0.1
Cigars:
Black & Mild	26.3%	27.4%	(1.1)	26.8%	27.9%	(1.1)
Other	0.4	0.4	—	0.3	0.5	(0.2)
Total cigars	26.7%	27.8%	(1.1)	27.1%	28.4%	(1.3)

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

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2016 increased $163 million (0.9%), due primarily to higher pricing, which includes higher promotional investments, partially offset by lower shipment volume ($296 million). Operating companies income for the nine months ended September 30, 2016 increased $124 million (2.1%), due primarily to higher pricing, which includes higher promotional investments, and lower costs (due primarily to lower pension and benefit costs). These factors were partially offset by lower shipment volume ($158 million), higher per unit settlement charges, NPM Adjustment Items in 2015 and costs in connection with the productivity initiative.

Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2016 increased $107 million (1.8%), due primarily to higher pricing, which includes higher promotional investments, partially offset by lower shipment volume ($49 million). Operating companies income for the three months ended September 30, 2016 decreased $35 million (1.7%), driven primarily by NPM Adjustment Items in 2015, higher marketing, administration and research costs (due primarily to state excise tax ballot initiative spending), higher per unit settlement charges and lower shipment volume ($25 million). These factors were partially offset by higher pricing, which includes higher promotional investments, and lower manufacturing costs (due primarily to lower pension and benefit costs).

Total smokeable products shipment volume for the nine and three months ended September 30, 2016 decreased 1.6% and 0.9%, respectively. PM USA’s reported domestic cigarettes shipment volume decreased 1.7% for the the nine months ended September 30, 2016, driven primarily by the industry’s rate of decline, partially offset by calendar differences and trade inventory movements. When adjusted for trade inventory movements and calendar differences, PM USA estimates that its domestic cigarettes shipment volume for the nine months ended September 30, 2016 decreased by approximately 2%, in line with its estimate for total industry cigarette volumes.

In the third quarter of 2016, PM USA’s reported domestic cigarettes shipment volume decreased 1.0%, driven primarily by the industry’s rate of decline, partially offset by trade inventory movements. When adjusted for trade inventory movements, PM USA estimates that its third-quarter domestic cigarettes shipment volume decreased by approximately 3%, in line with its estimate for total industry cigarette volumes.

PM USA’s shipments of premium cigarettes accounted for 90.9% and 90.8% of its reported domestic cigarettes shipment volume for the nine and three months ended September 30, 2016, respectively, versus 91.2% and 90.9% for the nine and three months ended September 30, 2015, respectively.

Middleton’s reported cigars shipment volume for the nine and three months ended September 30, 2016 increased 6.1% and 2.8%, respectively, driven primarily by Black & Mild in the tipped cigars segment.

Marlboro’s retail share was unchanged for the nine months ended September 30, 2016 and grew 0.1 retail share point in the third quarter of 2016. PM USA grew its total retail share for the nine and three months ended September 30, 2016 by 0.1 share point in both periods.

In the machine-made large cigars category, Black & Mild’s retail share declined 1.1 share points for both the nine and three months ended September 30, 2016.

Smokeless products segment

In both the nine and three months ended September 30, 2016, the smokeless products segment grew net revenues and operating companies income primarily through higher shipment volume and higher pricing. USSTC increased Copenhagen and Skoal’s combined retail share during both periods.

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(cans and packs in millions)
Copenhagen	392.3	351.5	11.6%	133.5	120.2	11.1%
Skoal	197.3	200.5	(1.6)%	66.2	67.1	(1.3)%
Copenhagen and Skoal	589.6	552.0	6.8%	199.7	187.3	6.6%
Other	50.8	53.0	(4.2)%	16.7	17.6	(5.1)%
Total smokeless products	640.4	605.0	5.9%	216.4	204.9	5.6%

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

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2016	2015	Percentage Point Change	2016	2015	Percentage Point Change
Copenhagen	33.6%	31.4%	2.2	34.4%	31.7%	2.7
Skoal	18.6	19.8	(1.2)	18.2	19.7	(1.5)
Copenhagen and Skoal	52.2	51.2	1.0	52.6	51.4	1.2
Other	3.4	3.7	(0.3)	3.3	3.6	(0.3)
Total smokeless products	55.6%	54.9%	0.7	55.9%	55.0%	0.9

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
Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2016 increased $137 million (9.8%), due primarily to higher volume ($89 million) and higher pricing, which includes higher promotional investments, partially offset by mix due to growth in popular price products. Operating companies income for the nine months ended September 30, 2016 increased $100 million (12.0%), due primarily to higher shipment volume ($78 million) and higher pricing, which includes higher promotional investments, partially offset by product mix, higher marketing, administration and research costs, and costs in connection with the productivity initiative.

Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2016 increased $46 million (9.5%), due primarily to higher shipment volume ($34 million) and higher pricing, which includes higher promotional investments, partially offset by mix due to growth in popular price products. Operating companies income for the three months ended September 30, 2016 increased $26 million (9.1%), due primarily to higher shipment volume ($31 million) and higher pricing, which includes higher promotional investments, partially offset by higher manufacturing costs, product mix and state excise tax ballot initiative spending.

The smokeless products segment’s reported domestic shipment volume increased 5.9% and 5.6% for the nine and three months ended September 30, 2016, respectively, driven by Copenhagen, partially offset by declines in Skoal and Other portfolio brands. Copenhagen and Skoal’s combined reported shipment volume for the nine and three months ended September 30, 2016 increased 6.8% and 6.6%, respectively.

After adjusting for trade inventory movements and other factors, USSTC estimates that its domestic smokeless products shipment volume grew approximately 5.5% and 6% for the nine and three months ended September 30, 2016, respectively. USSTC estimates that the smokeless products category volume grew approximately 3% over the six months ended September 30, 2016.

Copenhagen and Skoal’s combined retail share for the nine and three months ended September 30, 2016 increased 1.0 and 1.2 share points, respectively. For the three months ended September 30, 2016, Copenhagen’s retail share grew 2.7 share points benefiting from Copenhagen Mint’s national retail expansion earlier this year, while Skoal’s retail share declined 1.5 share points.

Total smokeless products retail share for the nine and three months ended September 30, 2016 increased 0.7 and 0.9 share points, respectively.

Wine segment

Business Environment
Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle, Columbia Crest and 14 Hands, and owns wineries in or distributes wines from several other domestic and foreign wine regions. Ste. Michelle holds an 85% ownership interest in Michelle-Antinori, LLC, which owns Stag’s Leap Wine Cellars in Napa Valley. Ste. Michelle also owns Conn Creek in Napa Valley, Patz & Hall in Sonoma and Erath in Oregon. In addition, Ste. Michelle imports and markets Antinori, Torres and Villa Maria Estate wines and Champagne Nicolas Feuillatte in the United States. Key elements of Ste. Michelle’s strategy are expanded domestic distribution of its wines, especially in certain account categories such as restaurants, wholesale clubs, supermarkets, wine shops and mass merchandisers, and a focus on improving product mix to higher-priced, premium products.

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

Operating Results
Ste. Michelle increased its net revenues and shipment volume for the nine and three months ended September 30, 2016.
The following discussion compares wine segment results for the nine and three months ended September 30, 2016, with the nine and three months ended September 30, 2015.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net revenues	$498	$461	$182	$166
Operating companies income	$100	$97	$38	$35

Net revenues, which include excise taxes billed to customers, for the nine and three months ended September 30, 2016 increased $37 million (8.0%) and $16 million (9.6%), respectively, due primarily to higher shipment volume. Operating companies income for the nine months ended September 30, 2016 increased $3 million (3.1%), due primarily to higher shipment volume, partially offset by higher costs. Operating companies income for the three months ended September 30, 2016 increased $3 million (8.6%), due primarily to higher shipment volume.

For the nine and three months ended September 30, 2016, Ste. Michelle’s reported wine shipment volume of 6,231 and 2,256 thousand cases, respectively, grew 5.8% and 6.3%, respectively, driven primarily by growth among its core premium brands.

Financial Review

Net Cash Provided by Operating Activities

During the first nine months of 2016, net cash provided by operating activities was $3,500 million compared with $4,090 million during the first nine months of 2015. This decrease was due primarily to voluntary contributions totaling $500 million to Altria Group, Inc.’s pension plans and higher payments for tobacco and health litigation items during the first nine months of 2016.
Altria Group, Inc. had a working capital deficit at September 30, 2016 and December 31, 2015. Altria Group, Inc.’s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.

Net Cash Provided by Investing Activities

During the first nine months of 2016, net cash provided by investing activities was $35 million compared with $95 million during the first nine months of 2015. This decrease was due primarily to lower proceeds from asset sales in the financial services business during the first nine months of 2016.

Net Cash Used in Financing Activities

During the first nine months of 2016, net cash used in financing activities was $3,606 million compared with $5,599 million during the first nine months of 2015. This decrease was due primarily to the following:

▪	debt issuances of $2.0 billion used in part to repurchase senior unsecured notes in connection with the 2016 debt tender offer, as more fully described in Note 9; and

▪	$1.0 billion repayment of Altria Group, Inc. senior unsecured notes at scheduled maturity during the third quarter of 2015;
partially offset by:

▪	higher premiums and fees in connection with debt tender offers during the first nine months of 2016;

▪	higher dividends paid during the first nine months of 2016; and

▪	higher repayments of debt in connection with debt tender offers during the first nine months of 2016.

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

At September 30, 2016, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

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

Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At September 30, 2016 and 2015, and at December 31, 2015, Altria Group, Inc. had no short-term borrowings.

At September 30, 2016, Altria Group, Inc. had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires August 19, 2020. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at September 30, 2016 for borrowings under the Credit Agreement was 1.125%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At September 30, 2016, credit available to Altria Group, Inc. under the Credit Agreement was $3.0 billion.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of consolidated

EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At September 30, 2016, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.5 to 1.0 and 13.0 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.’s Form 10-Q for the period ended September 30, 2013 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.

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

Debt - At September 30, 2016 and December 31, 2015, Altria Group, Inc.’s total debt was $13.9 billion and $12.8 billion, respectively.

On September 16, 2016, Altria Group, Inc. issued $0.5 billion aggregate principal amount of 2.625% senior unsecured long-term notes due 2026 and $1.5 billion aggregate principal amount of 3.875% senior unsecured long-term notes due 2046. During the third quarter of 2016, Altria Group, Inc. completed a debt tender offer to purchase for cash certain of its senior unsecured notes in the aggregate principal amount of $933 million. For further discussion, see Note 9.

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

Guarantees and Other Similar Matters - As discussed in Note 11, Altria Group, Inc. and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at September 30, 2016. From time to time, subsidiaries of Altria Group, Inc. also issue lines of credit to affiliated entities. In addition, as discussed in Note 12, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.
Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 11, PM USA has entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, in June 2009, PM USA and USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements and the FDA user fees are based on variable factors, such as volume, operating income, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements and FDA user fees, Altria Group, Inc.’s subsidiaries recorded approximately $3.8 billion and $3.5 billion of charges to cost of sales for the nine months ended September 30, 2016 and 2015, respectively, and approximately $1.3 billion and $1.1 billion of charges to cost of sales for the three months ended September 30, 2016 and 2015, respectively. The amount for the nine months ended September 30, 2016 included an increase to cost of sales of $12 million for the NPM Adjustment Items. The 2015 amounts included reductions to cost of sales of approximately $126 million for both the nine and three months ended September 30, 2015 for the NPM Adjustment Items.

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

Based on current agreements, 2015 market share and historical annual industry volume decline rates, the estimated amounts that Altria Group, Inc.’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees approximate $4.9 billion in 2016 and each year thereafter. The increase in these amounts compared with approximately $4.8 billion charged to cost of sales in 2015 reflects the impact of the NPM Adjustment Items recorded in 2015. These amounts exclude the potential impact of the NPM Adjustment provision applicable under the MSA and the revised NPM Adjustment provisions applicable under the settlements of the NPM Adjustment disputes with the 24 signatory states and with New York, respectively, for years after 2014 discussed above.

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

Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of September 30, 2016, PM USA had posted various forms of security totaling approximately $72 million, the majority of which have been collateralized with cash deposits. These cash deposits are included in other assets on the condensed consolidated balance sheet.

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

Leases - PMCC’s investment in leases is included in the line item finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015. At September 30, 2016, PMCC’s net finance receivables of approximately $1.1 billion in leveraged leases, which are included in finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheet, consisted of rents receivable ($1.7 billion) and the residual value of assets under lease ($0.5 billion), reduced by third-party nonrecourse debt ($0.8 billion) and unearned income ($0.3 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, on Altria Group, Inc.’s condensed consolidated balance sheets. Finance assets, net, of $1.0 billion at September 30, 2016, also included an allowance for losses.

Equity and Dividends

On January 26, 2016, Altria Group, Inc. granted an aggregate of 0.9 million shares of restricted stock units to eligible employees. Restrictions on these shares lapse in the first quarter of 2019. The market value per share was $59.03 on the date of grant.

During the nine months ended September 30, 2016, 1.3 million shares of restricted stock and restricted stock units vested. The total fair value of restricted stock and restricted stock units that vested during the nine months ended September 30, 2016 was $78 million. The weighted-average grant date fair value per share of these awards was $33.87.

Dividends paid during the first nine months of 2016 and 2015 were $3,321 million and $3,071 million, respectively, an increase of 8.1%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase programs.

During the third quarter of 2016, Altria Group, Inc.’s Board of Directors (the “Board of Directors”) approved an 8.0% increase in the quarterly dividend rate to $0.61 per common share versus the previous rate of $0.565 per common share. Altria Group, Inc. expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted

EPS. The current annualized dividend rate is $2.44 per Altria Group, Inc. common share. Future dividend payments remain subject to the discretion of the Board of Directors.

In July 2015, the Board of Directors authorized a $1.0 billion share repurchase program, of which approximately $453 million was remaining at September 30, 2016. In October 2016, the Board of Directors authorized a $2.0 billion expansion of this program from $1.0 billion to $3.0 billion, which Altria Group, Inc. expects to complete by the end of the second quarter of 2018.

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

See Tobacco Space - Business Environment - Summary above for additional discussion concerning evolving adult tobacco consumer preferences, including e-vapor products. Growth of this product category could contribute to reductions in cigarette consumption levels and cigarette industry sales volume and could adversely affect the growth rates of other tobacco products.

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

We periodically calculate the fair value of our reporting units and intangible assets to test for impairment. This calculation may be affected by several factors, including general economic conditions, regulatory developments, changes in category growth rates as a result of changing adult consumer preferences, success of planned new product introductions, competitive activity and tobacco-related taxes. Certain events can also trigger an immediate review of intangible assets. If an impairment is determined to exist in either situation, we will incur impairment losses, which will reduce our earnings.

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

Altria Group, Inc.’s reported earnings from and carrying value of its equity investment in AB InBev and the dividends paid by AB InBev on shares owned by Altria Group, Inc. may be adversely affected by unfavorable foreign currency exchange rates and other factors.

For purposes of financial reporting, the earnings from and carrying value of our equity investment in AB InBev are translated into U.S. dollars from various local currencies. In addition, AB InBev pays dividends in euros, which we convert into U.S. dollars. During times of a strengthening U.S. dollar against these currencies, our reported earnings from and carrying value of our equity investment in AB InBev will be reduced because these currencies will translate into fewer U.S. dollars and the dividends that we receive from AB InBev will convert into fewer U.S. dollars. Dividends and earnings from and carrying value of our equity investment in AB InBev are also subject to the risks encountered by AB InBev in its business.

AB InBev may not achieve the intended benefits of the Transaction, which could have a negative effect on our reported earnings from and carrying value of our equity investment in AB InBev.

There can be no assurance that AB InBev will be able to successfully integrate SABMiller’s business or otherwise realize the expected benefits of the Transaction. Any of these outcomes could result in increased costs to AB InBev, and could adversely affect AB InBev’s financial condition, results of operations or cash flows and Altria Group, Inc.’s reported earnings from and carrying value of our equity investment in AB InBev.

We received a substantial portion of our consideration from the Transaction in the form of restricted shares subject to a five-year lock-up. Furthermore, if our percentage ownership in AB InBev were to be decreased below certain levels, we may be subject to additional tax liabilities, suffer a reduction in the number of directors that we can have appointed to the AB InBev Board of Directors, and be unable to account for our investment under the equity method of accounting.

Upon completion of the Transaction, we received a substantial portion of our consideration in the form of restricted shares that cannot be sold or transferred for a period of five years following the Transaction, subject to limited exceptions. These transfer restrictions will require us to bear the risks associated with our investment in AB InBev for a five-year period that expires on October 10, 2021. Further, in the event that our ownership percentage in AB InBev were to be decreased below certain levels, we may be subject to additional tax liabilities, the number of directors that we have the right to have appointed to the AB InBev Board of Directors could be reduced from two to one or zero, and our use of the equity method of accounting for investment in AB InBev could be challenged.

Our tax treatment of the consideration that we received from the Transaction may be challenged.

While we expect the equity consideration that we received from the Transaction to qualify for tax-deferred treatment, we cannot provide any assurance that federal and state tax authorities will not challenge the expected tax treatment and, if they do, what the outcome of any such challenge will be. It is also possible that the tax treatment of the dividends Altria Group, Inc. expects to receive from AB InBev may not be as favorable as that applied to the dividends we received from SABMiller.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Altria Group, Inc.’s market risk during the nine months ended September 30, 2016. For additional information regarding quantitative and qualitative disclosures about market risk, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2015, the Board of Directors authorized a $1.0 billion share repurchase program that it expanded to $3.0 billion in October 2016. Altria Group, Inc. expects to complete the expanded program by the end of the second quarter of 2018. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended September 30, 2016, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)

July 1 - 31, 2016	153,227	$68.00	150,000	$613,593,252
August 1 - 31, 2016	1,171,433	$66.63	1,170,000	$535,634,540
September 1- 30, 2016	1,272,294	$65.65	1,266,200	$452,500,410
For the Quarter Ended September 30, 2016	2,596,954	$66.23	2,586,200

(1)
The total number of shares purchased include (a) shares purchased under this program (which totaled 150,000 shares in July, 1,170,000 shares in August and 1,266,200 shares in September) and (b) shares withheld by Altria Group, Inc. in an amount equal to the statutory withholding taxes for holders who vested in restricted stock units, and forfeitures of restricted stock for which consideration was paid in connection with termination of employment of certain employees (which totaled 3,227 shares in July, 1,433 shares in August and 6,094 shares in September).

(2)
This chart provides information for each of the three months in the period ended September 30, 2016; therefore, it does not reflect the October 2016 expansion of Altria Group, Inc.’s share repurchase program discussed above.

Item 5. Other Information.

Facilities Consolidation
On October 27, 2016, Altria Group, Inc. announced the consolidation of certain operating companies’ manufacturing facilities to streamline operations and achieve greater efficiencies. Middleton will transfer its Limerick, Pennsylvania operations to the Manufacturing Center site in Richmond, Virginia. USSTC will transfer its Franklin Park, Illinois operations to its Nashville, Tennessee facility and the Manufacturing Center site in Richmond, Virginia. Employees affected by the consolidation will be offered the opportunity to transfer into available positions; those who do not do so will be offered separation benefits. The consolidation is expected to be completed by the first quarter of 2018 and deliver approximately $50 million in annualized cost savings by the end of 2018.
As a result of this consolidation, Altria Group, Inc. expects to record total pre-tax charges of approximately $150 million, or $0.05 per share. Of this amount, Altria Group, Inc. expects to record pre-tax charges of approximately $60 million, or $0.02 per share, in the fourth quarter of 2016, $75 million in 2017 and the remainder in 2018. The estimated charges relate primarily to accelerated depreciation ($55 million), employee separation costs ($45 million) and other exit and implementation costs ($50 million). Approximately $90 million of the total pre-tax charges are expected to result in cash expenditures. These estimated charges do not reflect the non-cash impact that may result from pension settlement and curtailment accounting.

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
October 27, 2016