Form 10-K
period 2016-12-31
ALTRIA GROUP, INC.
filed 2017-02-27
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer ☑ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company) Smaller operating company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No
As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $135 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at February 13, 2017
Common Stock, $0.33 1/3 par value	1,939,420,437 shares
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 18, 2017, to be filed with the Securities and Exchange Commission on or about April 6, 2017, are incorporated by reference into Part III hereof.

Part I
Item 1. Business.
General Development of Business
▪General: Altria Group, Inc. is a holding company incorporated in the Commonwealth of Virginia in 1985. At December 31, 2016, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries.
At September 30, 2016, Altria Group, Inc. had an approximate 27% ownership of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounted for under the equity method of accounting. On October 10, 2016, Anheuser-Busch InBev SA/NV (“Legacy AB InBev”) completed a business combination with SABMiller in a cash and stock transaction (the “Transaction”). A newly formed Belgian company, which retained the name Anheuser-Busch InBev SA/NV (“AB InBev”), became the holding company for the combined SABMiller and Legacy AB InBev businesses. Upon completion of the Transaction, Altria Group, Inc. had a 9.6% ownership of AB InBev based on AB InBev’s shares outstanding at October 10, 2016. Following completion of the Transaction, Altria Group, Inc. purchased 12,341,937 ordinary shares of AB InBev for a total cost of approximately $1.6 billion, thereby increasing Altria Group, Inc.’s ownership to approximately 10.2%. At December 31, 2016, Altria Group, Inc. had an approximate 10.2% ownership of AB InBev, which Altria Group, Inc. accounts for under the equity method of accounting using a one-quarter lag. As a result of the one-quarter lag and the timing of the completion of the Transaction, no earnings from Altria Group, Inc.’s equity investment in AB InBev were recorded for the year ended December 31, 2016. For further discussion, see Note 7. Investment in AB InBev/SABMiller to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K (“Item 8”).

In January 2017, Altria Group, Inc. acquired the privately-held Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”). Nat Sherman sells super-premium cigarettes and premium cigars and joins PM USA and Middleton as part of Altria Group, Inc.’s smokeable products segment.
▪Source of Funds: Because Altria Group, Inc. is a holding company, its access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At December 31, 2016, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, Altria Group, Inc. receives cash dividends on its interest in AB InBev if and when AB InBev pays such dividends.
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
Altria Group, Inc.’s chief operating decision maker (the “CODM”) reviews operating companies income to evaluate the performance of, and allocate resources to, the segments. Operating companies income for the segments is defined as operating income before general corporate expenses and amortization of intangibles. Interest and other debt expense, net, and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by the CODM. Net revenues and operating companies income (together with a reconciliation to earnings before income taxes) attributable to each such segment for each of the last three years are set forth in Note 16. Segment Reporting to the consolidated financial statements in Item 8 (“Note 16”). Information about total assets by segment is not disclosed because such information is not reported to or used by the CODM. Segment goodwill and other intangible assets, net, are disclosed in Note 4. Goodwill and Other Intangible Assets, net to the consolidated financial statements in Item 8 (“Note 4”). The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements in Item 8 (“Note 2”).

The relative percentages of operating companies income (loss) attributable to each reportable segment and the all other category were as follows:

	2016	2015	2014
Smokeable products	86.2%	87.4%	87.2%
Smokeless products	13.1	12.8	13.4
Wine	1.8	1.8	1.7
All other	(1.1)	(2.0)	(2.3)
Total	100.0%	100.0%	100.0%

For items affecting the comparability of the relative percentages of operating companies income (loss) attributable to each reportable segment, see Note 16.
Narrative Description of Business
Portions of the information called for by this Item are included in Operating Results by Business Segment in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K (“Item 7”).
Tobacco Space
Altria Group, Inc.’s tobacco operating companies include PM USA, USSTC and other subsidiaries of UST, Middleton, Nu Mark and Nat Sherman. Altria Group Distribution Company provides sales, distribution and consumer engagement services to Altria Group, Inc.’s tobacco operating companies.
The products of Altria Group, Inc.’s tobacco subsidiaries include smokeable tobacco products, consisting of cigarettes manufactured and sold by PM USA and Nat Sherman, machine-made large cigars and pipe tobacco manufactured and sold by Middleton and premium cigars sold by Nat Sherman; smokeless tobacco products manufactured and sold by USSTC; and innovative tobacco products, including e-vapor products manufactured and sold by Nu Mark.
▪Cigarettes: PM USA is the largest cigarette company in the United States, with total cigarette shipment volume in the United States of approximately 122.9 billion units in 2016, a decrease of 2.5% from 2015. Marlboro, the principal cigarette brand of PM USA, has been the largest-selling cigarette brand in the United States for over 40 years. Nat Sherman sells substantially all of its super-premium cigarettes in the United States.
▪Cigars: Middleton is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco to customers, substantially all of which are located in the United States. Middleton sources a portion of its cigars from an importer through a third-party contract manufacturing arrangement. Total shipment volume for cigars was approximately 1.4 billion units in 2016, an increase of 5.9% from 2015. Black & Mild is the principal cigar brand of Middleton. Nat Sherman sources its premium cigars from importers through third-party contract manufacturing arrangements and sells substantially all of its cigars in the United States.

▪Smokeless tobacco products: USSTC is the leading producer and marketer of moist smokeless tobacco (“MST”) products. The smokeless products segment includes the premium brands, Copenhagen and Skoal, and value brands, Red Seal and Husky. Substantially all of the smokeless tobacco products are manufactured and sold to customers in the United States. Total smokeless products shipment volume was 853.5 million units in 2016, an increase of 4.9% from 2015.
▪Innovative tobacco products: Nu Mark participates in the e-vapor category and has developed and commercialized other innovative tobacco products. In addition, Nu Mark sources the production of its e-vapor products through overseas contract manufacturing arrangements. In 2013, Nu Mark introduced MarkTen e-vapor products. In April 2014, Nu Mark acquired the e-vapor business of Green Smoke, Inc. and its affiliates (“Green Smoke”), which began selling e-vapor products in 2009. For a further discussion of the acquisition of Green Smoke, see Note 3. Acquisition of Green Smoke to the consolidated financial statements in Item 8 (“Note 3”).
In December 2013, Altria Group, Inc.’s subsidiaries entered into a series of agreements with Philip Morris International Inc. (“PMI”) pursuant to which Altria Group, Inc.’s subsidiaries provide an exclusive license to PMI to sell Nu Mark’s e-vapor products outside the United States, and PMI’s subsidiaries provide an exclusive license to Altria Group, Inc.’s subsidiaries to sell two of PMI’s heated tobacco product platforms in the United States. Further, in July 2015, Altria Group, Inc. announced the expansion of its strategic framework with PMI to include a joint research, development and technology-sharing agreement. Under this agreement, Altria Group, Inc.’s subsidiaries and PMI will collaborate to develop e-vapor products for commercialization in the United States by Altria Group, Inc.’s subsidiaries and in markets outside the United States by PMI. This agreement also provides for exclusive technology cross licenses, technical information sharing and cooperation on scientific assessment, regulatory engagement and approval related to e-vapor products.
In the fourth quarter of 2016, PMI submitted a Modified Risk Tobacco Product (“MRTP”) application for an electronically heated tobacco product with the United States Food and Drug Administration’s (“FDA”) Center for Tobacco Products and announced that it plans to file its corresponding pre-market tobacco product application during the first quarter of 2017. The FDA must determine whether to accept the applications for substantive review. Upon regulatory authorization by the FDA, Altria Group, Inc.’s subsidiaries will have an exclusive license to sell this heated tobacco product in the United States.
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
In June 2009, the President of the United States of America signed into law the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”), which provides the FDA with broad authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of tobacco products; the authority to require disclosures of related information; and the authority to enforce the FSPTCA and related regulations. The FSPTCA went into effect in 2009 for cigarettes, cigarette tobacco and smokeless tobacco products and in August 2016 for all other tobacco products, including cigars, e-vapor products, pipe tobacco and oral tobacco-derived nicotine products (“Other Tobacco Products”). The FSPTCA imposes restrictions on the advertising, promotion, sale and distribution of tobacco products, including at retail. PM USA and USSTC are subject to quarterly user fees as a result of the FSPTCA. Their respective FDA user fee amounts are determined by an allocation formula administered by the FDA that is based on the respective market shares of manufacturers and importers of each kind of tobacco product. PM USA, USSTC and other U.S. tobacco manufacturers have agreed to other marketing restrictions in the United States as part of the settlements of state health care cost recovery actions.
In the United States, under a contract growing program, PM USA purchases burley and flue-cured leaf tobaccos of various grades and styles directly from tobacco growers. Under the terms of this program, PM USA agrees to purchase the amount of tobacco specified in the grower contracts. PM USA also purchases a portion of its tobacco requirements through leaf merchants. Nat Sherman purchases its tobacco requirements through leaf merchants.
USSTC purchases burley, dark fire-cured and air-cured tobaccos of various grades and styles from domestic tobacco growers under a contract growing program as well as from leaf merchants.
Middleton purchases burley, dark air-cured and flue-cured tobaccos of various grades and styles through leaf merchants. Middleton does not have a contract growing program.
Altria Group, Inc.’s tobacco subsidiaries believe there is an adequate supply of tobacco in the world markets to satisfy their current and anticipated production requirements. See Item 1A. Risk Factors of this Annual Report on Form 10-K (“Item 1A”) and Tobacco Space - Business Environment - Price, Availability and Quality of Agricultural Products in Item 7 for a discussion of risks associated with tobacco supply.
Wine
Ste. Michelle is a producer and supplier of premium varietal and blended table wines and of sparkling wines. Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle, Columbia Crest and 14 Hands, and owns wineries in or distributes wines from several other domestic and foreign wine regions. Ste. Michelle’s total 2016 wine shipment volume of approximately 9.3 million cases increased 5.3% from 2015.

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
Financial Services Business
In 2003, PMCC ceased making new investments and began focusing exclusively on managing its portfolio of finance assets in order to maximize its operating results and cash flows from its existing lease portfolio activities and asset sales. For further information on PMCC’s finance assets, see Note 8. Finance Assets, net to the consolidated financial statements in Item 8 (“Note 8”).
Other Matters
▪Customers: The largest customer of PM USA, USSTC and Middleton, McLane Company, Inc., accounted for approximately 25%, 26% and 27% of Altria Group, Inc.’s consolidated net revenues for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, Core-Mark Holding Company, Inc.

accounted for approximately 14% and 10% of Altria Group, Inc.’s consolidated net revenues for the years ended December 31, 2016 and 2015, respectively. Substantially all of these net revenues were reported in the smokeable products and smokeless products segments.
Sales to three distributors accounted for approximately 69%, 66% and 67% of net revenues for the wine segment for the years ended December 31, 2016, 2015 and 2014, respectively.
▪Employees: At December 31, 2016, Altria Group, Inc. and its subsidiaries employed approximately 8,300 people.
▪Executive Officers of Altria Group, Inc.: The disclosure regarding executive officers is included in Item 10. Directors, Executive Officers and Corporate Governance - Executive Officers as of February 13, 2017 of this Annual Report on Form 10-K.
▪Research and Development: Research and development expense for the years ended December 31, 2016, 2015 and 2014 is set forth in Note 18. Additional Information to the consolidated financial statements in Item 8.
▪Intellectual Property: Trademarks are of material importance to Altria Group, Inc. and its operating companies, and are protected by registration or otherwise. In addition, as of December 31, 2016, the portfolio of over 700 United States patents owned by Altria Group, Inc.’s businesses, as a whole, was material to Altria Group, Inc. and its tobacco businesses. However, no one patent or group of related patents was material to Altria Group, Inc.’s business or its tobacco businesses as of December 31, 2016. Altria Group, Inc.’s businesses also have proprietary secrets, technology, know-how, processes and other intellectual property rights that are protected by appropriate confidentiality measures. Certain trade secrets are material to Altria Group, Inc. and its tobacco and wine businesses.
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
Litigation is subject to uncertainty and it is possible that there
_____________________________________________________
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
Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 47 states and Puerto Rico now limit the dollar amount of bonds or require no bond at all. As discussed in Note 19. Contingencies to the consolidated financial statements in Item 8 (“Note 19”), tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or the businesses of one or more of its subsidiaries, could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.
In certain litigation, Altria Group, Inc. and its subsidiaries may face potentially significant non-monetary remedies. For example, in the lawsuit brought by the United States Department of Justice, discussed in Note 19, the district court did not impose monetary penalties but ordered significant non-monetary remedies, including the issuance of “corrective statements” in various media.
Altria Group, Inc. and its subsidiaries have achieved substantial success in managing litigation. Nevertheless, litigation is subject to uncertainty, and significant challenges remain.
It is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or the businesses of one or more of its subsidiaries, could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Altria Group, Inc. and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. Each of the companies has defended, and will continue to defend, vigorously against litigation challenges. However, Altria Group, Inc. and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria Group, Inc. to do so. See Item 3. Legal Proceedings of this Annual Report on Form 10-K (“Item 3”), Note 19 and Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K for a discussion of pending tobacco-related litigation.
Significant federal, state and local governmental actions, including actions by the FDA, and various private sector actions may continue to have an adverse impact on our tobacco subsidiaries’ businesses and sales volumes.
As described in Tobacco Space - Business Environment in Item 7, our cigarette subsidiaries face significant governmental and private sector actions, including efforts aimed at reducing the incidence of tobacco use and efforts seeking to hold these subsidiaries responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke. These actions, combined with the diminishing social acceptance of smoking, have resulted in reduced cigarette industry volume, and we expect that these factors will continue to reduce cigarette consumption levels.
Actions by the FDA and other federal, state or local governments or agencies, including those specific actions described in Tobacco Space - Business Environment in Item 7, may impact the adult tobacco consumer acceptability of or access to tobacco products (for example, through product standards including those that our tobacco companies may be unable to achieve), limit adult tobacco consumer choices, delay or prevent the launch of new or modified tobacco products or products with claims of reduced risk, require the recall or other removal of tobacco products from the marketplace (for example as a result of product contamination or a determination by the FDA that one or more tobacco products do not satisfy the statutory requirements for substantial equivalence), restrict communications to adult tobacco consumers, restrict the ability to differentiate tobacco products, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing, labeling or packing requirements, interrupt manufacturing or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments. Any one or more of these actions may have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries. See Tobacco Space - Business Environment in Item 7 for a more detailed discussion.
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
See Tobacco Space - Business Environment - Summary in Item 7 for additional discussion concerning evolving adult tobacco consumer preferences, including e-vapor products. Growth of this product category could contribute to reductions in cigarette consumption levels and cigarette industry sales volume and could adversely affect the growth rates of other tobacco products.
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
Altria Group, Inc. and its subsidiaries have growth strategies involving moves and potential moves into adjacent products or processes, including innovative tobacco products. Some innovative tobacco products may reduce the health risks associated with current tobacco products, while continuing to offer adult tobacco consumers (within and outside the United States) products that meet their taste expectations and evolving preferences. Examples include tobacco-containing and nicotine-

containing products that reduce or eliminate exposure to cigarette smoke and/or constituents identified by public health authorities as harmful. These efforts may include arrangements with, or investments in, third parties. Our tobacco subsidiaries may not succeed in these efforts, which would have an adverse effect on the ability to grow new revenue streams.
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
Altria Group, Inc.’s subsidiaries could decide or be required to recall products, which could have a material adverse effect on the business, the consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its subsidiaries.

In addition to a recall required by the FDA, as referenced above, our subsidiaries could decide, or laws or regulations could require them, to recall products due to the failure to meet quality standards or specifications, suspected or confirmed and deliberate or unintentional product contamination, or other adulteration, product misbranding or product tampering. In January 2017, USSTC announced that it was voluntarily recalling certain of its smokeless tobacco products manufactured at a USSTC facility due to product tampering. USSTC will record a charge during the first quarter of 2017 related to this recall. While this charge is not expected to be material to Altria Group, Inc.’s financial statements, future recalls (if any) could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its subsidiaries.
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
Our tax treatment of the Transaction consideration may be challenged and the tax treatment of AB InBev dividends is not expected to be as favorable as prior SABMiller dividends.
While we expect the equity consideration that we received from the Transaction to qualify for tax-deferred treatment, we cannot provide any assurance that federal and state tax authorities will not challenge the expected tax treatment and, if they do, what the outcome of any such challenge will be. We also anticipate that the tax treatment of the dividends Altria Group, Inc. expects to receive from AB InBev will not be as favorable as that associated with the dividends we received from SABMiller.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The property in Richmond, Virginia that serves as the headquarters facility for Altria Group, Inc., PM USA, USSTC, Middleton, Nu Mark and certain other subsidiaries is under lease.
At December 31, 2016, the smokeable products segment used four manufacturing and processing facilities. PM USA owns and operates two tobacco manufacturing and processing facilities located in the Richmond, Virginia area that are used in the manufacturing and processing of cigarettes. Middleton owns and operates two manufacturing and processing facilities - one in King of Prussia, Pennsylvania and one in Limerick, Pennsylvania - that are used in the manufacturing and processing of cigars and pipe tobacco. In addition, PM USA owns a research and technology center in Richmond, Virginia that is leased to an affiliate, Altria Client Services LLC.
At December 31, 2016, the smokeless products segment used four smokeless tobacco manufacturing and processing facilities located in Franklin Park, Illinois; Nashville, Tennessee; and two facilities in Hopkinsville, Kentucky, all of which are owned and operated by USSTC.
As disclosed in Note 5. Asset Impairment, Exit and Implementation Costs to the consolidated financial statements in Item 8 (“Note 5”), in October 2016, Altria Group, Inc. announced the consolidation of certain of its operating companies’ manufacturing facilities to streamline operations and achieve greater efficiencies. Middleton will transfer its Limerick, Pennsylvania operations to the Manufacturing Center site in Richmond, Virginia (“Richmond Manufacturing Center”). USSTC will transfer its Franklin Park, Illinois operations to its Nashville, Tennessee facility and the Richmond Manufacturing Center. The consolidation is expected to be completed by the first quarter of 2018.
At December 31, 2016, the wine segment used 12 wine-making facilities - seven in Washington, four in California and one in Oregon. All of these facilities are owned and operated by Ste. Michelle, with the exception of a facility that is leased by Ste. Michelle in Washington. In addition, in order to support the production of its wines, the wine segment used vineyards in Washington, California and Oregon that are leased or owned by Ste. Michelle.
The plants and properties owned or leased and operated by Altria Group, Inc. and its subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs.
Item 3. Legal Proceedings.
The information required by this Item is included in Note 19 and Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K. Altria Group, Inc.’s consolidated financial statements and accompanying notes for the year ended December 31, 2016 were filed on Form 8-K on February 1, 2017 (such consolidated financial statements and accompanying notes are also included in Item 8). The following summarizes certain developments in Altria Group, Inc.’s litigation since the filing of such Form 8-K.

Recent Developments
Smoking and Health Litigation

▪	Engle Progeny Trial Results:
In McKeever, in February 2017, PM USA filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.
In Pardue, in February 2017, the trial court granted PM USA’s and R.J. Reynolds Tobacco Company’s (“R.J. Reynolds”) motion for a remittitur, reducing the compensatory damages award from approximately $5.9 million to approximately $5.2 million.
In Varner, in February 2017, PM USA paid plaintiff approximately $600,000 to satisfy the judgment, interest and related costs. PM USA will record a pre-tax provision of approximately $600,000 in the first quarter of 2017.
In J. Brown, in February 2017, a Pinellas County jury returned verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $5.4 million in compensatory damages and allocating 35% of the fault to PM USA. The jury also awarded plaintiff $200,000 in punitive damages against PM USA. The court ruled that it will not apply the comparative fault reduction to the compensatory damages.
In Martin, in February 2017, PM USA and R.J. Reynolds filed a notice of appeal to the Florida Fourth District Court of Appeal.
In Allen, in February 2017, the Florida First District Court of Appeal affirmed the trial court’s verdict.
Health Care Cost Recovery Litigation
NPM Adjustment Disputes:  As discussed in Note 19, in 1998, PM USA and certain other U.S. tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”). PM USA is participating in proceedings regarding potential downward adjustments (the “NPM Adjustment”) to MSA payments made by manufacturers that are signatories to the MSA (the “Participating Manufacturers”) for 2003-2015. In February 2017, the Supreme Court of Missouri denied Missouri’s motion to order the Participating Manufacturers to arbitrate the question of its diligent enforcement in a single-state arbitration for 2004, but granted Missouri’s motion to modify, with respect to Missouri, the pro rata judgment reduction related to the 2003 NPM Adjustment.  As a result of the judgment reduction decision, PM USA will be required to return approximately $12 million of the 2003 NPM Adjustment and $7 million of the interest it received (in each case subject to confirmation by the independent auditor), plus applicable interest.  In addition, PM USA will record a corresponding reduction to its pre-tax earnings in the first quarter of 2017.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Performance Graph
The graph below compares the cumulative total shareholder return of Altria Group, Inc.’s common stock for the last five years with the cumulative total return for the same period of the S&P 500 Index and the Altria Group, Inc. Peer Group (1). The graph assumes the investment of $100 in common stock and each of the indices as of the market close on December 31, 2011 and the reinvestment of all dividends on a quarterly basis.

Date	Altria Group, Inc.	Altria Group, Inc. Peer Group	S&P 500
December 2011	$100.00	$100.00	$100.00
December 2012	$111.77	$108.78	$115.99
December 2013	$143.69	$135.61	$153.55
December 2014	$193.28	$151.74	$174.55
December 2015	$237.92	$177.04	$176.94
December 2016	$286.61	$192.56	$198.09
Source: Bloomberg - “Total Return Analysis” calculated on a daily basis and assumes reinvestment of dividends as of the ex-dividend date.
(1)In 2016, the Altria Group, Inc. Peer Group consisted of U.S.-headquartered consumer product companies that are competitors to Altria Group, Inc.’s tobacco operating companies subsidiaries or that have been selected on the basis of revenue or market capitalization: Campbell Soup Company, The Coca-Cola Company, Colgate-Palmolive Company, Conagra Brands, Inc., General Mills, Inc., The Hershey Company, Kellogg Company, Kimberly-Clark Corporation, The Kraft Heinz Company, Mondelēz International, Inc., PepsiCo, Inc. and Reynolds American Inc.
Note - On October 1, 2012, Kraft Foods Inc. (KFT) spun off Kraft Foods Group, Inc. (KRFT) to its shareholders and then changed its name from Kraft Foods Inc. to Mondelēz International, Inc. (MDLZ). On July 2, 2015, Kraft Foods Group, Inc. merged with and into a wholly owned subsidiary of H.J. Heinz Holding Corporation, which was renamed The Kraft Heinz Company (KHC). On June 12, 2015, Reynolds American Inc. (RAI) acquired Lorillard, Inc. (LO). On November 9, 2016, ConAgra Foods, Inc. (CAG) spun off Lamb Weston Holdings, Inc. (LW) to its shareholders and then changed its name from ConAgra Foods, Inc. to Conagra Brands, Inc. (CAG).

Market and Dividend Information
The principal stock exchange on which Altria Group, Inc.’s common stock (par value $0.33 1/3 per share) is listed is the New York Stock Exchange. At February 13, 2017, there were approximately 68,000 holders of record of Altria Group, Inc.’s common stock.
The table below discloses the high and low sales prices and cash dividends declared per share for Altria Group, Inc.’s common stock as reported by the New York Stock Exchange.

	Price Per Share		Cash Dividends Declared Per Share
	High	Low
2016:
Fourth Quarter	$68.03	$60.82	$0.61
Third Quarter	$70.15	$62.46	$0.61
Second Quarter	$69.26	$59.48	$0.565
First Quarter	$63.15	$56.15	$0.565
2015:
Fourth Quarter	$61.74	$53.68	$0.565
Third Quarter	$56.39	$47.41	$0.565
Second Quarter	$52.99	$47.31	$0.52
First Quarter	$56.70	$48.52	$0.52
Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2016
In July 2015, Altria Group, Inc.’s Board of Directors (the “Board of Directors”) authorized a $1.0 billion share repurchase program that it expanded to $3.0 billion in October 2016 (as expanded, the “July 2015 share repurchase program”). Altria Group, Inc. expects to complete the July 2015 share repurchase program by the end of the second quarter of 2018. The timing of share repurchases under the July 2015 share repurchase program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.
Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended December 31, 2016, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1- October 31, 2016	2,393,027	$62.61	2,392,200	$2,302,733,059
November 1- November 30, 2016	3,395,434	$63.19	3,394,623	$2,088,226,586
December 1- December 31, 2016	2,343,025	$65.46	2,340,000	$1,935,041,770
For the Quarter Ended December 31, 2016	8,131,486	$63.67	8,126,823

(1)
The total number of shares purchased includes (a) shares purchased under the July 2015 share repurchase program (which totaled 2,392,200 shares in October, 3,394,623 shares in November and 2,340,000 shares in December) and (b) shares withheld by Altria Group, Inc. in an amount equal to the statutory withholding taxes for holders who vested in restricted stock units, and forfeitures of restricted stock for which consideration was paid in connection with termination of employment of certain employees (which totaled 827 shares in October, 811 shares in November and 3,025 shares in December).

Item 6. Selected Financial Data.
(in millions of dollars, except per share and employee data)

	2016	2015	2014	2013	2012
Summary of Operations:
Net revenues	$25,744	$25,434	$24,522	$24,466	$24,618
Cost of sales	7,746	7,740	7,785	7,206	7,937
Excise taxes on products	6,407	6,580	6,577	6,803	7,118
Operating income	8,762	8,361	7,620	8,084	7,253
Interest and other debt expense, net	747	817	808	1,049	1,126
Earnings from equity investment in SABMiller	795	757	1,006	991	1,224
Gain on AB InBev/SABMiller business combination	13,865	5	—	—	—
Earnings before income taxes (1)	21,852	8,078	7,774	6,942	6,477
Pre-tax profit margin (1)	84.9%	31.8%	31.7%	28.4%	26.3%
Provision for income taxes (1)	7,608	2,835	2,704	2,407	2,294
Net earnings (1)	14,244	5,243	5,070	4,535	4,183
Net earnings attributable to Altria Group, Inc. (1)	14,239	5,241	5,070	4,535	4,180
Basic and Diluted EPS — net earnings attributable to Altria Group, Inc. (1)	7.28	2.67	2.56	2.26	2.06
Dividends declared per share	2.35	2.17	2.00	1.84	1.70
Weighted average shares (millions) — Basic and Diluted	1,952	1,961	1,978	1,999	2,024
Capital expenditures	189	229	163	131	124
Depreciation	183	204	188	192	205
Property, plant and equipment, net	1,958	1,982	1,983	2,028	2,102
Inventories	2,051	2,031	2,040	1,879	1,746
Total assets (1)(2)	45,932	31,459	33,440	33,858	34,252
Long-term debt (2)	13,881	12,843	13,610	13,907	12,346
Total debt (2)	13,881	12,847	14,610	14,432	13,805
Total stockholders’ equity (1)	12,773	2,873	3,010	4,118	3,170
Common dividends declared as a % of Basic and Diluted EPS (1)	32.3%	81.3%	78.1%	81.4%	82.5%
Book value per common share outstanding (1)	6.57	1.47	1.53	2.07	1.58
Market price per common share — high/low	70.15-56.15	61.74-47.31	51.67-33.80	38.58-31.85	36.29-28.00
Closing price per common share at year end	67.62	58.21	49.27	38.39	31.44
Price/earnings ratio at year end — Basic and Diluted (1)	9	22	19	17	15
Number of common shares outstanding at year end (millions)	1,943	1,960	1,971	1,993	2,010
Approximate number of employees	8,300	8,800	9,000	9,000	9,100
(1) Certain 2016 amounts include the impact of the Gain on AB InBev/SABMiller business combination. For further information, see Note 7 in Item 8.
(2) Certain prior-years’ amounts have been reclassified to conform with the current-year’s presentation due to the adoptions of certain accounting standards updates. For further information, see Note 1 in Item 8.

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
Description of the Company
At December 31, 2016, Altria Group, Inc.’s wholly-owned subsidiaries included PM USA, which is engaged in the manufacture and sale of cigarettes in the United States; Middleton, which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; and UST, which through its wholly-owned subsidiaries, including USSTC and Ste. Michelle, is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark, a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and PMCC, a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. In addition, Nu Mark and Middleton use third-party contract manufacturing arrangements in the manufacture of their products. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At December 31, 2016, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At September 30, 2016, Altria Group, Inc. had an approximate 27% ownership of SABMiller, which Altria Group, Inc. accounted for under the equity method of accounting. On October 10, 2016, Legacy AB InBev completed the Transaction, and AB InBev became the holding company for the combined SABMiller and Legacy AB InBev businesses. Upon completion of the Transaction, Altria Group, Inc. had a 9.6% ownership of AB InBev based on AB InBev’s shares outstanding at October 10, 2016. Following completion of the Transaction, Altria Group, Inc. purchased 12,341,937 ordinary shares of AB InBev for a total cost of approximately $1.6 billion, thereby increasing Altria Group, Inc.’s ownership to approximately 10.2%. At December 31, 2016. Altria Group, Inc. had an approximate 10.2% ownership of AB InBev, which

Altria Group, Inc. accounts for under the equity method of accounting using a one-quarter lag. As a result of the one-quarter lag and the timing of the completion of the Transaction, no earnings from Altria Group, Inc.’s equity investment in AB InBev were recorded for the year ended December 31, 2016. Altria Group, Inc. receives cash dividends on its interest in AB InBev if and when AB InBev pays such dividends. For further discussion, see Note 7. Investment in AB InBev/SABMiller to the consolidated financial statements in Item 8 (“Note 7”).
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
In January 2017, Altria Group, Inc. acquired Nat Sherman, which sells super-premium cigarettes and premium cigars and joins PM USA and Middleton as part of Altria Group, Inc.’s smokeable products segment.

Executive Summary
The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.
Consolidated Results of Operations
The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the year ended December 31, 2016, from the year ended December 31, 2015, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the year ended December 31, 2015	$5,241	$2.67
2015 NPM Adjustment Items	(51)	(0.03)
2015 Asset impairment, exit and integration costs	9	—
2015 Tobacco and health litigation items	94	0.05
2015 SABMiller special items	82	0.04
2015 Loss on early extinguishment of debt	143	0.07
2015 Gain on AB InBev/SABMiller business combination	(3)	—
2015 Tax items	(11)	—
Subtotal 2015 special items	263	0.13
2016 NPM Adjustment Items	(11)	(0.01)
2016 Asset impairment, exit, implementation and acquisition-related costs	(135)	(0.07)
2016 Tobacco and health litigation items	(71)	(0.04)
2016 SABMiller special items	57	0.03
2016 Loss on early extinguishment of debt	(541)	(0.28)
2016 Patent litigation settlement	(13)	(0.01)
2016 Gain on AB InBev/SABMiller business combination	9,001	4.61
2016 Tax items	30	0.02
Subtotal 2016 special items	8,317	4.25
Fewer shares outstanding	—	0.02
Change in tax rate	82	0.04
Operations	336	0.17
For the year ended December 31, 2016	$14,239	$7.28
See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

▪	Fewer Shares Outstanding: Fewer shares outstanding during 2016 compared with 2015 were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase programs.

▪	Change in Tax Rate: The change in tax rate was driven by tax benefits associated with the higher cumulative dividends received from SABMiller and AB InBev in 2016.

▪	Operations: The increase of $336 million in operations shown in the table above was due primarily to the following:

▪	higher income from the smokeable products and smokeless products segments;

▪	lower investment spending in the innovative tobacco products businesses;

▪	lower interest and other debt expense, net; and

▪	higher operating results from the financial services business;
partially offset by:

▪	lower earnings from Altria Group, Inc.’s equity investment in SABMiller (excluding special items).
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.
2017 Forecasted Results
In February 2017, Altria Group, Inc. forecasted that its 2017 full-year adjusted diluted EPS growth rate is expected to be in the range of 7.5% to 9.5% over 2016 full-year adjusted diluted EPS. This forecasted growth rate excludes the income and expense items in the table below. Altria Group, Inc. expects that its 2017 full-year effective tax rate on operations will be approximately 36%.
Altria Group, Inc.’s full-year adjusted diluted EPS guidance and full-year forecast for its effective tax rate on operations exclude the impact of certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, gain on the Transaction, AB InBev/SABMiller special items, certain tax items, charges associated with tobacco and health litigation items, and settlements of, and determinations made in connection with, disputes with certain states and territories related to the Non-Participating Manufacturer (“NPM”) adjustment provision under the 1998 Master Settlement Agreement (such settlements and determinations are referred to collectively as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 19).
Altria Group, Inc.’s management cannot estimate on a forward-looking basis the impact of certain income and expense items, including those items noted in the preceding paragraph, on Altria Group, Inc.’s reported diluted EPS and reported effective tax rate because these items, which could be significant, are difficult to predict and may be highly variable. As a result, Altria Group, Inc. does not provide a corresponding United States generally accepted accounting principles (“U.S. GAAP”) measure for, or reconciliation to, its adjusted diluted EPS guidance or its effective tax rate on operations forecast.
In addition, the factors described in Item 1A represent continuing risks to this forecast.

Expense (Income), Net Excluded from Adjusted Diluted EPS

	2017		2016
NPM Adjustment Items	$—		$0.01
Asset impairment, exit and implementation costs	0.02	(1)	0.07
Tobacco and health litigation items	—		0.04
SABMiller special items	—		(0.03)
Loss on early extinguishment of debt	—		0.28
Patent litigation settlement	—		0.01
Gain on AB InBev/SABMiller business combination	—		(4.61)
Tax items	—		(0.02)
	$0.02		$(4.25)
(1) Represents restructuring charges in connection with the facilities consolidation announced in October 2016. For further discussion, see Note 5.
Altria Group, Inc. reports its financial results in accordance with U.S. GAAP. Altria Group, Inc.’s management reviews certain financial results, including diluted EPS, on an adjusted basis, which excludes certain income and expense items, including those items noted above. Altria Group, Inc.’s management does not view any of these special items to be part of Altria Group, Inc.’s underlying results as they may be highly variable, are difficult to predict and can distort underlying business trends and results. Altria Group, Inc.’s management also reviews income tax rates on an adjusted basis. Altria Group, Inc.’s effective tax rate on operations may exclude certain tax items from its reported effective tax rate. Altria Group, Inc.’s management believes that adjusted financial measures provide useful insight into underlying business trends and results and provide a more meaningful comparison of year-over-year results. Adjusted financial measures are used by management and regularly provided to the CODM for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. These adjusted financial measures are not consistent with U.S. GAAP and may not be calculated the same as similarly titled measures used by other companies. These adjusted financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.
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

Goodwill and indefinite-lived intangible assets recorded by Altria Group, Inc. at December 31, 2016 relate primarily to the acquisitions of Green Smoke in 2014, UST in 2009 and Middleton in 2007. Altria Group, Inc. conducts a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require Altria Group, Inc. to perform an interim review. If the carrying value of goodwill exceeds its fair value, which is determined using discounted cash flows, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the implied fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, which is determined using discounted cash flows, the intangible asset is considered impaired and is reduced to fair value.
Goodwill and indefinite-lived intangible assets, by reporting unit at December 31, 2016 were as follows:

(in millions)	Goodwill	Indefinite-Lived Intangible Assets
Cigarettes	$—	$2
Smokeless products	5,023	8,801
Cigars	77	2,640
Wine	74	287
E-vapor	111	10
Total	$5,285	$11,740
During 2016, 2015 and 2014, Altria Group, Inc. completed its quantitative annual impairment test of goodwill and indefinite-lived intangible assets, and no impairment charges resulted. At December 31, 2016, the estimated fair values of all reporting units and indefinite-lived intangible assets substantially exceeded their carrying values.
In 2016, Altria Group, Inc. used an income approach to estimate the fair values of substantially all of its reporting units and indefinite-lived intangible assets. The income approach reflects the discounting of expected future cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows. The discount rate used in performing substantially all of the valuations was 8.5%.
In performing the 2016 discounted cash flow analysis, Altria Group, Inc. made various judgments, estimates and assumptions, the most significant of which were volume, income, growth rates and discount rates. The analysis incorporated assumptions used in Altria Group, Inc.’s long-term financial forecast, which is used by Altria Group, Inc.’s management to evaluate business and financial performance, including allocating resources and evaluating results relative to setting employee compensation targets. The assumptions incorporated the highest and best use of Altria Group, Inc.’s indefinite-lived intangible assets and also included perpetual growth rates for periods beyond the long-term financial forecast. The perpetual growth rate used in performing all of the valuations was 2%. Fair value calculations are sensitive to changes in these estimates and assumptions, some of which relate to broader macroeconomic conditions outside of Altria Group, Inc.’s control.
Although Altria Group, Inc.’s discounted cash flow analysis is based on assumptions that are considered reasonable and based on the best available information at the time that the discounted cash flow analysis is developed, there is significant judgment used in determining future cash flows. The following factors have the most potential to impact expected future cash flows and, therefore, Altria Group, Inc.’s impairment conclusions: general economic conditions; federal, state and local regulatory developments; category growth rates; consumer preferences; success of planned product expansions; competitive activity; and income and tobacco-related taxes. For further discussion of these factors, see Operating Results by Business Segment - Tobacco Space - Business Environment below.
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
▪Contingencies: As discussed in Note 19 and Item 3, legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria Group, Inc. and its subsidiaries, including PM USA and UST and its subsidiaries, as well as their respective indemnitees. In 1998, PM USA and certain other U.S. tobacco product manufacturers entered into the MSA with 46 states and various other governments and jurisdictions to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other U.S. tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). PM USA’s portion of ongoing adjusted payments and legal fees is based on its relative share of the settling manufacturers’ domestic cigarette shipments, including roll-your-own cigarettes, in the year preceding that in which the payment is due. PM USA, USSTC and Middleton were also subject to payment obligations imposed by the Fair and Equitable Tobacco Reform Act of 2004 (“FETRA”). The FETRA payment obligations expired after the third quarter of 2014. In addition, in June 2009, PM USA and USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements and the FDA user fees are based on variable factors, such as volume, operating income, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. For the years ended December 31, 2016, 2015 and 2014, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements, FETRA (which expired after the third quarter of 2014) and FDA user fees was approximately $4.9 billion, $4.8 billion and $4.9 billion, respectively.
Altria Group, Inc. and its subsidiaries record provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except to the extent discussed in Note 19 and Item 3: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Litigation defense costs are expensed as incurred and included in marketing, administration and research costs in the consolidated statements of earnings.
▪Employee Benefit Plans: As discussed in Note 17. Benefit Plans to the consolidated financial statements in Item 8 (“Note 17”), Altria Group, Inc. provides a range of benefits to its employees and retired employees, including pension, postretirement health care and postemployment benefits. Altria Group, Inc. records annual amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions as to discount rates, assumed rates of return on plan assets, mortality, compensation increases, turnover rates and health care cost trend rates. Altria Group, Inc. reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. Any effect of the modifications is generally amortized over future periods.
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
At December 31, 2016, Altria Group, Inc.’s discount rate assumptions for its pension and postretirement plans obligations decreased to 4.1% from 4.4% at December 31, 2015. Altria Group, Inc. presently anticipates its 2017 pre-tax pension and postretirement expense will be essentially unchanged versus 2016, excluding amounts in each year related to termination, settlement and curtailment. Higher expected return on plan assets due to the impact of voluntary pension contributions totaling $500 million in September 2016 is expected to be offset by the impact of higher amortization of unrecognized losses, which includes the impact of the lower discount rate. Assuming no change to the shape of the yield curve, a 50 basis point decrease in Altria Group, Inc.’s discount rates would increase Altria Group, Inc.’s pension and postretirement expense by approximately $49 million, and a 50 basis point increase in Altria Group, Inc.’s discount rates would decrease Altria Group, Inc.’s pension and postretirement expense by approximately $45 million. Similarly, a 50 basis point decrease (increase) in the expected return on plan assets would increase (decrease) Altria Group, Inc.’s pension expense by approximately $38 million. See Note 17 for a sensitivity discussion of the assumed health care cost trend rates.
▪Income Taxes: Significant judgment is required in determining income tax provisions and in evaluating tax positions. Altria Group, Inc.’s deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Altria Group, Inc. records a valuation allowance when it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. Altria Group, Inc. may be required to change the valuation allowance with respect to foreign tax credit carryforwards, based upon additional information to be received from AB InBev in 2017.
Altria Group, Inc. recognizes a benefit for uncertain tax positions when a tax position taken or expected to be taken in a tax return is more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Altria Group, Inc. recognizes accrued interest and penalties associated with uncertain tax positions as part of the provision for income taxes in its consolidated statements of earnings.
Altria Group, Inc. recognized income tax benefits and charges in the consolidated statements of earnings during 2016, 2015 and 2014 as a result of various tax events.
For additional information on income taxes, see Note 15. Income Taxes to the consolidated financial statements in Item 8 (“Note 15”).
▪Leasing: Substantially all of PMCC’s net revenues in 2016 related to income on leveraged leases and related gains on asset sales. Income attributable to leveraged leases is initially recorded as unearned income, which is included in the line item finance assets, net, on Altria Group, Inc.’s consolidated balance sheets and subsequently recognized as revenue over the terms of the respective leases at constant after-tax rates of return on the positive net investment balances. PMCC lessees are affected by bankruptcy filings, credit rating changes and financial market conditions.
PMCC’s investment in leases is included in the line item finance assets, net, on the consolidated balance sheets as of December 31, 2016 and 2015. At December 31, 2016, PMCC’s net finance receivables of approximately $1.1 billion, which are included in finance assets, net, on Altria Group, Inc.’s consolidated balance sheet, consisted of rents receivable ($1.6 billion) and the residual value of assets under lease ($0.5 billion), reduced by third-party nonrecourse debt ($0.8 billion) and unearned income ($0.2 billion). The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt has been offset against the related rents receivable and has been presented on a net basis within finance assets, net, on Altria Group, Inc.’s consolidated balance sheets. Finance assets, net, of $1.0 billion at December 31, 2016 also included an allowance for losses.
Estimated residual values represent PMCC’s estimate at lease inception as to the fair values of assets under lease at the end of the non-cancelable lease terms. The estimated residual values are reviewed at least annually by PMCC’s management, which includes analysis of a number of factors, including activity in the relevant industry. If necessary, revisions are recorded to reduce the residual values. In 2016, 2015 and 2014, PMCC’s review of estimated residual values resulted in a decrease of $28 million, $65 million and $63 million, respectively, to unguaranteed residual values. These decreases in unguaranteed residual values resulted in a reduction to PMCC’s net revenues of $18 million, $41 million and $26 million in 2016, 2015 and 2014, respectively.
PMCC considers rents receivable past due when they are beyond the grace period of their contractual due date. PMCC stops recording income (“non-accrual status”) on rents receivable when contractual payments become 90 days past due or earlier if management believes there is significant uncertainty of collectability of rent payments, and resumes recording income when collectability of rent payments is reasonably certain. Payments received on rents receivable that are on non-accrual status are used to reduce the rents receivable balance. Write-offs to the allowance for losses are recorded when amounts are deemed to be uncollectible. There were no rents receivable on non-accrual status at December 31, 2016.
To the extent that rents receivable due to PMCC may be uncollectible, PMCC records an allowance for losses against its finance assets. Losses on such leases are recorded when probable and estimable. PMCC regularly performs a systematic assessment of each individual lease in its portfolio to determine potential credit or collection issues that might indicate impairment. Impairment takes into consideration both the probability of default and the likelihood of recovery if default were to occur. PMCC considers both quantitative and qualitative factors of each investment when performing its assessment of the allowance for losses. For further discussion, see Note 8.
Consolidated Operating Results

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Net Revenues:
Smokeable products	$22,851	$22,792	$21,939
Smokeless products	2,051	1,879	1,809
Wine	746	692	643
All other	96	71	131
Net revenues	$25,744	$25,434	$24,522
Excise Taxes on Products:
Smokeable products	$6,247	$6,423	$6,416
Smokeless products	135	133	138
Wine	25	24	23
Excise taxes on products	$6,407	$6,580	$6,577
Operating Income:
Operating companies income (loss):
Smokeable products	$7,768	$7,569	$6,873
Smokeless products	1,177	1,108	1,061
Wine	164	152	134
All other	(99)	(169)	(185)
Amortization of intangibles	(21)	(21)	(20)
General corporate expenses	(222)	(237)	(241)
Reductions of PMI and Mondelēz tax-related receivables	—	(41)	(2)
Corporate asset impairment and exit costs	(5)	—	—
Operating income	$8,762	$8,361	$7,620
As discussed further in Note 16, the CODM reviews operating companies income to evaluate the performance of, and allocate resources to, the segments. Operating companies income for the segments is defined as operating income before general corporate expenses and amortization of intangibles. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.
The following events that occurred during 2016, 2015 and 2014 affected the comparability of statement of earnings amounts.
▪Gain on AB InBev/SABMiller Business Combination: As a result of the Transaction, during 2016, Altria Group, Inc. recorded a pre-tax gain of approximately $13.9 billion. For further discussion, see Note 7.

▪NPM Adjustment Items: For the years ended December 31, 2016, 2015 and 2014, pre-tax expense (income) for NPM Adjustment Items was recorded in Altria Group, Inc.’s consolidated statements of earnings as follows:

(in millions)	2016	2015	2014
Smokeable products segment	$12	$(97)	$(43)
Interest and other debt expense, net	6	13	(47)
Total	$18	$(84)	$(90)
The amounts shown in the table above for the smokeable products segment were recorded by PM USA as increases (reductions) to costs of sales, which decreased (increased) operating companies income in the smokeable products segment. For further discussion, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 19.
▪Tobacco and Health Litigation Items: For the years ended December 31, 2016, 2015 and 2014, pre-tax charges related to certain tobacco and health litigations items were recorded in Altria Group, Inc.’s consolidated statements of earnings as follows:

(in millions)	2016	2015	2014
Smokeable products segment	$88	$127	$27
General corporate	—	—	15
Interest and other debt expense, net	17	23	2
Total	$105	$150	$44
During 2016, PM USA recorded pre-tax charges of $88 million in marketing, administration and research costs, primarily related to settlements in the Miner and Aspinall cases totaling approximately $67 million and $16 million related to a judgment in the Merino case. In addition, during 2016, PM USA recorded $17 million in interest costs primarily related to Aspinall. For further discussion, see Note 19.
During 2015, PM USA recorded pre-tax charges in marketing, administration and research costs related to tobacco and health judgments in seven state Engle progeny lawsuits and Schwarz of $59 million and $25 million, respectively, as well as $14 million and $9 million, respectively, in interest costs related to these cases. Additionally in 2015, PM USA and certain other cigarette manufacturers reached an agreement to resolve approximately 415 pending federal Engle progeny cases. As a result of the agreement, PM USA recorded a pre-tax provision of approximately $43 million in marketing, administration and research costs. For further discussion, see Smoking and Health Litigation in Note 19.
During 2014, Altria Group, Inc. and PM USA recorded an aggregate pre-tax charge of $31 million in marketing, administration and research costs for the estimated costs of implementing the corrective communications remedy in connection with the federal government’s lawsuit against Altria Group, Inc. and PM USA. For further discussion, see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit in Note 19.

▪Asset Impairment, Exit, Implementation, Integration and Acquisition-Related Costs: Pre-tax asset impairment, exit, implementation, integration and acquisition-related costs for the years ended December 31, 2016, 2015 and 2014 were $206 million, $11 million and $21 million, respectively.
In October 2016, Altria Group, Inc. announced the consolidation of certain of its operating companies’ manufacturing facilities to streamline operations and achieve greater efficiencies. The consolidation is expected to be completed by the first quarter of 2018 and deliver approximately $50 million in annualized cost savings by the end of 2018.
As a result of the consolidation, Altria Group, Inc. expects to record total pre-tax charges of approximately $150 million, or $0.05 per share. Altria Group, Inc. incurred $71 million of this amount during 2016 and expects to record approximately $70 million in 2017 and the remainder in 2018.
In January 2016, Altria Group, Inc. announced a productivity initiative designed to maintain its operating companies’ leadership and cost competitiveness. The initiative, which reduces spending on certain selling, general and administrative infrastructure and implements a leaner organizational structure, is expected to deliver approximately $300 million in annualized productivity savings by the end of 2017. As a result of the initiative, during 2016, Altria Group, Inc. incurred total pre-tax restructuring charges of $132 million. Total pre-tax charges related to the initiative have been substantially completed.
For further discussion on 2016 asset impairment, exit and implementation costs, including a breakdown of these costs by segment, see Note 5.
For 2014, these costs consisted primarily of integration and acquisition-related costs of $28 million related to the acquisition of Green Smoke, partially offset by a pre-tax gain of $10 million from the sale of PM USA’s Cabarrus, North Carolina manufacturing facility in 2014. For further discussion of the Green Smoke acquisition, see Note 3.
▪Loss on Early Extinguishment of Debt: During 2016 and 2015, Altria Group, Inc. completed debt tender offers to purchase for cash certain of its senior unsecured notes in aggregate principal amounts of $0.9 billion and $0.8 billion, respectively.
During 2014, UST redeemed in full its $300 million (aggregate principal amount) 5.75% senior notes due 2018.
As a result of the Altria Group, Inc. debt tender offers and the UST debt redemption, pre-tax losses on early extinguishment of debt were recorded as follows:

(in millions)	2016	2015	2014
Premiums and fees	$809	$226	$44
Write-off of unamortized debt discounts and debt issuance costs	14	2	—
Total	$823	$228	$44
For further discussion, see Note 10. Long-Term Debt to the consolidated financial statements in Item 8 (“Note 10”).

▪SABMiller Special Items: Altria Group, Inc.’s earnings from its equity investment in SABMiller for 2016 included net pre-tax income of $89 million, due primarily to a pre-tax non-cash gain of $309 million, reflecting Altria Group, Inc.’s share of SABMiller’s increase to shareholders’ equity, resulting from the completion of the SABMiller, The Coca-Cola Company and Gutsche Family Investments transaction, combining bottling operations in Africa, partially offset by Altria Group, Inc.’s share of SABMiller’s costs related to the Transaction and asset impairment charges. Altria Group, Inc.’s earnings from its equity investment in SABMiller for 2015 included net pre-tax charges of $126 million, consisting primarily of Altria Group, Inc.’s share of SABMiller’s asset impairment charges.
▪Tax Items: Tax items for 2016 primarily included the reversal of tax accruals no longer required. Tax items for 2015 primarily included the reversal of tax reserves and associated interest due primarily to the closure in August 2015 of the Internal Revenue Service audit of Altria Group, Inc. and its consolidated subsidiaries’ 2007-2009 tax years, partially offset by a reversal of foreign tax credits primarily associated with SABMiller dividends. Tax items for 2014 included the reversal of tax accruals no longer required. For further discussion, see Note 15.
2016 Compared with 2015
The following discussion compares consolidated operating results for the year ended December 31, 2016 with the year ended December 31, 2015.
Net revenues, which include excise taxes billed to customers, increased $310 million (1.2%), due primarily to higher net revenues in the smokeless products, smokeable products and wine segments.
Cost of sales was essentially unchanged as higher per unit settlement charges and NPM Adjustment Items in 2015 were offset by lower shipment volume and lower pension and benefit costs in the smokeable products segment.
Excise taxes on products decreased $173 million (2.6%), due primarily to lower smokeable products shipment volume.
Marketing, administration and research costs decreased $58 million (2.1%), due primarily to lower costs in the smokeable products segment (which included lower tobacco and health litigation items), partially offset by higher costs in the smokeless products segment.
Operating income increased $401 million (4.8%), due primarily to higher operating results from the smokeable products and smokeless products segments (which included asset impairment, exit and implementation costs in connection with the facilities consolidation and productivity initiative in 2016), lower investment spending in the innovative tobacco products businesses, a reduction of a PMI tax-related receivable in 2015 and higher operating results from the financial services business.
Interest and other debt expense, net, decreased $70 million (8.6%), due primarily to lower interest costs on debt as a result of a debt maturity in 2015 and debt tender offers in 2016 and 2015.
Earnings from Altria Group, Inc.’s equity investment in SABMiller, which increased $38 million (5.0%), were positively impacted by SABMiller special items, mostly offset by three fewer months of SABMiller’s earnings in 2016 versus 2015, as a result of the timing of the completion of the Transaction.
Net earnings attributable to Altria Group, Inc. of $14,239 million increased $8,998 million (171.7%), due primarily to the gain on the Transaction, higher operating income and lower interest and other debt expense, partially offset by a higher loss on early extinguishment of debt. Diluted and basic EPS attributable to Altria Group, Inc. of $7.28, each increased by 172.7% due to higher net earnings attributable to Altria Group, Inc. and fewer shares outstanding.
2015 Compared with 2014
The following discussion compares consolidated operating results for the year ended December 31, 2015 with the year ended December 31, 2014.
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

Operating Results by Business Segment
Tobacco Space
Business Environment
Summary
The United States tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of our tobacco subsidiaries and our consolidated results of operations, cash flows or financial position. These challenges, some of which are discussed in more detail below, in Note 19, Item 1A and Item 3, include:

▪	pending and threatened litigation and bonding requirements;

▪	the requirement to issue “corrective statements” in various media in connection with the federal government’s lawsuit;

▪	restrictions and requirements imposed by the FSPTCA, and restrictions and requirements (and related enforcement actions) that have been, and in the future will be, imposed by the FDA;

▪	actual and proposed excise tax increases, as well as changes in tax structures and tax stamping requirements;

▪	bans and restrictions on tobacco use imposed by governmental entities and private establishments and employers;

▪	other federal, state and local government actions, including:

▪	increases in the minimum age to purchase tobacco products above the current federal minimum age of 18;

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
FSPTCA and FDA Regulation
▪The Regulatory Framework: The FSPTCA expressly establishes certain restrictions and prohibitions on our tobacco businesses and authorizes or requires further FDA action. Under the FSPTCA, the FDA has broad authority to (1) regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of tobacco products; (2) require disclosures of related information; and (3) enforce the FSPTCA and related regulations. The FSPTCA went into effect in 2009 for cigarettes, cigarette tobacco and smokeless tobacco products and in August 2016 for Other Tobacco Products. See FDA Regulatory Actions - Deeming Regulations below.
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
The FSPTCA imposes user fees on cigarette, cigarette tobacco, smokeless tobacco, cigar and pipe tobacco manufacturers and importers to pay for the cost of regulation and other matters. The FSPTCA does not impose user fees on e-vapor product manufacturers. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation and then among manufacturers and importers within each respective category based on their relative market shares, all as prescribed by the statute and FDA regulations. Payments for user fees are adjusted for several factors, including inflation, market share and industry volume. For a discussion of the impact of the FDA user fee payments on Altria Group, Inc., see Financial Review - Off-Balance Sheet Arrangements and Aggregate Contractual Obligations - Payments Under State Settlement Agreements, FETRA and FDA Regulation below. In addition, compliance with the FSPTCA’s regulatory requirements has resulted and will continue to result in additional costs for our tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter or year to date period but could become material, either individually or in the aggregate, to one or more of our tobacco subsidiaries.
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
▪FDA Regulatory Actions

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

▪
Substantial Equivalence and Other New Product Processes/Pathways: In January 2011, the FDA issued guidance concerning reports that manufacturers must submit for certain tobacco products that the manufacturer modified or introduced for the first time into the market after February 15, 2007. These reports must be reviewed by the FDA to determine if such tobacco products are “substantially equivalent” to products commercially available as of February 15, 2007.  In general, in order to continue marketing cigarette, cigarette tobacco and smokeless tobacco products commercially available before March 22, 2011, manufacturers of such products were required to send to the FDA a report demonstrating substantial equivalence by March 22, 2011. These products are referred to as “provisional products.” All cigarette and smokeless tobacco products currently marketed by PM USA and USSTC are provisional products, as are some of the products currently marketed by Nat Sherman. Our subsidiaries submitted timely reports for these products and can continue marketing these products unless the FDA makes a determination that a specific product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products from the marketplace. While our cigarette and smokeless tobacco subsidiaries believe that all of their current products meet the statutory requirements of the FSPTCA, they cannot predict whether, when or how the FDA ultimately will apply its guidance to their various respective substantial equivalence reports or seek to enforce the law and regulations consistent with its guidance.
The FDA began announcing its decisions on substantial equivalence reports for provisional cigarette, cigarette tobacco and smokeless tobacco products in 2013. There are a significant number of substantial equivalence reports for such products for which the FDA has not announced decisions, including reports submitted by our cigarette and smokeless tobacco subsidiaries. At the request of the FDA, our cigarette and smokeless tobacco subsidiaries have provided additional information with respect to certain substantial equivalence reports. At this time, it is not possible to predict how long reviews by the FDA of substantial equivalence reports or new tobacco product applications for any tobacco product will take. A “not substantially equivalent” determination or denial of a new tobacco product application on one or more products could have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.
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
In March 2015, the FDA issued a document entitled “Guidance for Industry: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions” (“Substantial Equivalence Guidance”). In that document, the FDA announced that (i)

certain label changes and (ii) changes to the quantity of tobacco product(s) in a package would each require submission of newly required substantial equivalence reports and authorization from the FDA prior to marketing tobacco products with such changes, even when the tobacco product itself is not changed. Our cigarette and smokeless tobacco subsidiaries market various products that fall within the scope of the Substantial Equivalence Guidance.
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

▪
Deeming Regulations: As discussed above under FSPTCA and FDA Regulation - The Regulatory Framework, in May 2016, the FDA issued final regulations for all Other Tobacco Products, imposing the FSPTCA regulatory framework on the tobacco products manufactured, marketed and sold by Middleton and Nu Mark. At the same time the FDA issued its final deeming regulations, it also amended the Final Tobacco Marketing Rule as described above in FSPTCA and FDA Regulation - Final Tobacco Marketing Rule. Under the new regulations, for Other Tobacco Products modified or introduced into the market for the first time between February 15, 2007 and August 8, 2016, manufacturers must demonstrate substantial equivalence to a product on the market as of February 15, 2007 or obtain a “new tobacco marketing order” by certain specified dates to continue marketing those products. For further details, see FSPTCA and FDA Regulation - FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways above.
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

▪
Smokeless Tobacco Product Standard:  In January 2017, the FDA proposed a product standard for N-nitrosonornicotine (NNN) levels in finished smokeless tobacco products.  USSTC believes that the FDA has not adequately considered whether the proposed standard is technically achievable and further believes it would have a significant negative impact on farmers and manufacturers.  USSTC is advocating for withdrawal of the proposed rule. If the FDA does not withdraw the rule, USSTC plans to submit comments.  If the proposed rule as presently formulated were to become final and upheld in the courts, it could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and USSTC.

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
Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. By way of example, in 2009, the federal excise tax on cigarettes increased from $0.39 per pack to approximately $1.01 per pack, in 2010, the New York state excise tax increased by $1.60 to $4.35 per pack and in October 2014, Philadelphia, Pennsylvania enacted a $2.00 per pack local cigarette excise tax. Between the end of 1998 and February 23, 2017, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.61 per pack. During 2016, Pennsylvania, Louisiana and West Virginia enacted legislation to increase their cigarette excise taxes and California passed a ballot measure to increase its cigarette excise tax by $2.00 per pack and impose corresponding increases on other tobacco products and e-vapor products. As of February 23, 2017, no state has increased its cigarette excise tax in 2017.
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
A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of February 23, 2017, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of February 23, 2017, 179 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain; and restrict smoking in public places.
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
State Settlement Agreements
As discussed in Note 19, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. For a discussion of the impact of the State Settlement Agreements on Altria Group, Inc., see Financial Review - Off-Balance Sheet Arrangements and Aggregate Contractual Obligations - Payments Under State Settlement Agreements, FETRA and FDA Regulation below and Note 19. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.
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
▪State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: An increasing number of states and localities have proposed legislation to increase the minimum age to purchase tobacco products above the current Federal minimum age of 18. The following states have enacted such legislation: California (21), Hawaii (21), Alabama (19), Alaska (19), New Jersey (19) and Utah (19).  Various localities (such as New York City (21) and Chicago (21)) have taken similar actions.
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
It is not possible to predict what, if any, additional legislation, regulation or other governmental action will be enacted or implemented (and, if challenged, upheld) relating to the manufacturing, design, packaging, marketing, advertising, sale or use of tobacco products, or the tobacco industry generally. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented that could have a material adverse impact on the business and volume of our tobacco subsidiaries and the consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.
▪Governmental Investigations: From time to time, Altria Group, Inc. and its subsidiaries are subject to governmental investigations on a range of matters. Altria Group, Inc. and its subsidiaries cannot predict whether new investigations may be commenced.
Illicit Trade in Tobacco Products
Illicit trade in tobacco products can have an adverse impact on the businesses of Altria Group, Inc. and its tobacco subsidiaries. Illicit trade can take many forms, including the sale of counterfeit tobacco products; the sale of tobacco products in the United States that are intended for sale outside the country; the sale of tobacco products over the Internet and by other means designed to avoid the collection of applicable taxes; and diversion into one taxing jurisdiction of tobacco products intended for sale in another. Counterfeit tobacco products, for example, are manufactured by unknown third parties in unregulated environments. Counterfeit versions of our tobacco subsidiaries’ products can negatively affect adult tobacco consumer experiences with and opinions of those brands. Illicit trade in tobacco products also harms law-abiding wholesalers and retailers by depriving them of lawful sales and undermines the significant investment Altria Group, Inc.’s tobacco subsidiaries have made in legitimate distribution channels. Moreover, illicit trade in tobacco products results in federal, state and local governments losing tax revenues. Losses in tax revenues can cause such governments to take various actions, including increasing excise taxes; imposing legislative or regulatory requirements that may adversely impact Altria Group, Inc.’s consolidated results of operations and cash flows and the businesses of its tobacco subsidiaries; or asserting claims against manufacturers of tobacco products or members of the trade channels through which such tobacco products are distributed and sold.
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
Operating Results
The following table summarizes operating results for the smokeable and smokeless products segments:

	For the Years Ended December 31,
	Net Revenues			Operating Companies Income
(in millions)	2016	2015	2014	2016	2015	2014
Smokeable products	$22,851	$22,792	$21,939	$7,768	$7,569	$6,873
Smokeless products	2,051	1,879	1,809	1,177	1,108	1,061
Total smokeable and smokeless products	$24,902	$24,671	$23,748	$8,945	$8,677	$7,934
Smokeable Products Segment
The smokeable products segment’s operating companies income and operating companies income margin increased during 2016 due primarily to higher pricing. PM USA grew total cigarettes retail share by 0.1 percentage point for 2016.
The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Years Ended December 31,
(sticks in millions)	2016	2015	2014
Cigarettes:
Marlboro	105,297	108,113	108,023
Other premium	6,382	6,753	7,047
Discount	11,251	11,152	10,320
Total cigarettes	122,930	126,018	125,390
Cigars:
Black & Mild	1,379	1,295	1,246
Other	24	30	25
Total cigars	1,403	1,325	1,271
Total smokeable products	124,333	127,343	126,661
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

The following table summarizes the smokeable products segment retail share performance:

	Retail Share
	For the Years Ended December 31,
	2016	2015	2014
Cigarettes:
Marlboro	44.0%	44.0%	43.8%
Other premium	2.7	2.8	2.9
Discount	4.7	4.5	4.2
Total cigarettes	51.4%	51.3%	50.9%
Cigars:
Black & Mild	26.3%	27.3%	28.3%
Other	0.4	0.3	0.4
Total cigars	26.7%	27.6%	28.7%
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
PM USA executed the following pricing and promotional allowance actions during 2016, 2015 and 2014:
▪Effective November 13, 2016, PM USA reduced its wholesale promotional allowance on Marlboro by $0.02 per pack and L&M by $0.08 per pack.  In addition, PM USA increased the list price on Marlboro by $0.06 per pack and on all of its other cigarette brands by $0.08 per pack, except for L&M, which had no list price change.
▪Effective May 15, 2016, PM USA increased the list price on all of its cigarette brands by $0.07 per pack.
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
The following discussion compares operating results for the smokeable products segment for the year ended December 31, 2016 with the year ended December 31, 2015.
Net revenues, which include excise taxes billed to customers, increased $59 million (0.3%), due primarily to higher pricing, which includes higher promotional investments, partially offset by lower shipment volume ($577 million).
Operating companies income increased $199 million (2.6%), due primarily to higher pricing, which includes higher promotional investments, lower costs (due primarily to lower pension and benefit costs) and lower tobacco and health litigation items ($39 million). These factors were partially offset by lower shipment volume ($298 million), higher per unit settlement charges, costs in connection with the productivity initiative and facilities consolidation ($134 million) and NPM Adjustment Items in 2015 ($97 million).
Marketing, administration and research costs for the smokeable products segment include PM USA’s cost of administering and litigating product liability claims. Litigation defense costs are influenced by a number of factors, including the number and types of cases filed, the number of cases tried annually, the results of trials and appeals, the development of the law controlling relevant legal issues, and litigation strategy and tactics. For further discussion on these matters, see Note 19 and Item 3. For the years ended December 31, 2016, 2015 and 2014, product liability defense costs for PM USA were $234 million, $228 million and $230 million, respectively. The factors that have influenced past product liability defense costs are expected to continue to influence future costs. PM USA does not expect future product liability defense costs to be significantly different from product liability defense costs incurred in the last few years.
Total smokeable products reported shipment volume decreased 2.4%. PM USA’s reported and adjusted domestic cigarettes shipment volume decreased approximately 2.5% driven primarily by the industry’s rate of decline. PM USA estimates that full-year total industry cigarette volumes also declined by approximately 2.5%.
PM USA’s shipments of premium cigarettes accounted for 90.8% of its reported domestic cigarettes shipment volume for 2016, versus 91.2% for 2015.

Middleton’s reported cigars shipment volume increased 5.9%, driven primarily by Black & Mild in the tipped cigars segment.
Marlboro’s retail share was unchanged in 2016. PM USA grew its total retail share 0.1 share point.
In the machine-made large cigars category, Black & Mild’s retail share declined 1.0 share point.
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
Total smokeable products reported shipment volume increased 0.5%. PM USA’s reported domestic cigarettes shipment volume increased 0.5%, due to a moderation in the industry’s decline rate and retail share gains. When adjusted for trade inventory movements and other factors, PM USA estimates that its domestic cigarettes shipment volume increased approximately 0.5%, and that total industry cigarette volumes declined approximately 0.5%.
PM USA’s shipments of premium cigarettes accounted for 91.2% of its reported domestic cigarettes shipment volume for 2015, versus 91.8% for 2014.
Middleton’s reported cigars shipment volume increased 4.2%, driven primarily by Black & Mild in the tipped cigars segment.
Marlboro’s retail share increased 0.2 share points.
PM USA grew its total retail share by 0.4 share points, due to gains by Marlboro and L&M in Discount, partially offset by share losses on other portfolio brands.
In the machine-made large cigars category, while Black & Mild’s retail share declined 1.0 share point, Black & Mild gained retail share in the more profitable tipped cigars segment.
Smokeless Products Segment
During 2016, the smokeless products segment grew net revenues and operating companies income, primarily through higher shipment volume and higher pricing. USSTC increased Copenhagen and Skoal’s combined retail share versus 2015.

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume For the Years Ended December 31,
(cans and packs in millions)	2016	2015	2014
Copenhagen	525.1	474.7	448.6
Skoal	260.9	267.9	269.6
Copenhagen and Skoal	786.0	742.6	718.2
Other	67.5	70.9	75.1
Total smokeless products	853.5	813.5	793.3
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
The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share For the Years Ended December 31,
	2016	2015	2014
Copenhagen	33.8%	31.6%	30.7%
Skoal	18.4	19.7	20.3
Copenhagen and Skoal	52.2	51.3	51.0
Other	3.4	3.6	4.0
Total smokeless products	55.6%	54.9%	55.0%
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
USSTC executed the following pricing actions during 2016, 2015 and 2014:
▪Effective December 6, 2016, USSTC increased the list price on Copenhagen and Skoal popular price products by

$0.12 per can. In addition, USSTC increased the list price on all its brands, except for Copenhagen and Skoal popular price products, by $0.07 per can.
▪Effective May 10, 2016, USSTC increased the list price on all its brands by $0.07 per can.
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
The following discussion compares operating results for the smokeless products segment for the year ended December 31, 2016 with the year ended December 31, 2015.
Net revenues, which include excise taxes billed to customers, increased $172 million (9.2%), due primarily to higher shipment volume ($111 million) and higher pricing, which includes higher promotional investments, partially offset by mix due to growth in popular price products.
Operating companies income increased $69 million (6.2%), due primarily to higher shipment volume ($98 million) and higher pricing, which includes higher promotional investments, partially offset by costs in connection with the productivity initiative and facilities consolidation ($57 million), product mix, higher marketing, administration and research costs and higher manufacturing costs.
The smokeless products segment’s reported domestic shipment volume increased 4.9%, driven by Copenhagen, partially offset by declines in Skoal and Other portfolio brands. Copenhagen and Skoal’s combined reported domestic shipment volume increased 5.8%.
After adjusting for trade inventory movements and other factors, USSTC estimates that its domestic smokeless products shipment volume grew approximately 5% for 2016. USSTC estimates that the smokeless products category volume grew approximately 2.5% over the six months ended December 31, 2016.
Copenhagen and Skoal’s combined retail share increased 0.9 share points to 52.2%. Copenhagen’s retail share increased 2.2 share points and Skoal’s retail share declined 1.3 share points.
Total smokeless products retail share increased 0.7 share points to 55.6%.
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
The smokeless products segment’s reported domestic shipment volume increased 2.5% as volume growth in Copenhagen was partially offset by declines in Skoal and Other portfolio brands. Copenhagen and Skoal’s combined reported domestic shipment volume increased 3.4%.
After adjusting for trade inventory movements and other factors, USSTC estimates that its domestic smokeless products shipment volume grew approximately 2.5% for 2015. USSTC estimates that the smokeless products category volume grew approximately 2.5% over the six months ended December 31, 2015 as compared with approximately 2.0% for the six months ended December 31, 2014.
Copenhagen and Skoal’s combined retail share increased 0.3 share points to 51.3%. Copenhagen’s retail share increased 0.9 share points and Skoal’s retail share declined 0.6 share points.
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

Operating Results
Ste. Michelle’s net revenues and operating companies income increased in 2016, due primarily to higher shipment volume. The following table summarizes operating results for the wine segment:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Net revenues	$746	$692	$643
Operating companies income	$164	$152	$134
The following discussion compares operating results for the wine segment for the year ended December 31, 2016 with the year ended December 31, 2015.
Net revenues, which include excise taxes billed to customers, increased $54 million (7.8%), due primarily to higher shipment volume. Operating companies income increased $12 million (7.9%), due primarily to higher shipment volume and improved premium mix, partially offset by higher costs.
For 2016, Ste. Michelle’s reported wine shipment volume of 9,333 thousand cases grew 5.3%, driven primarily by growth among its core premium brands.
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
For 2015, Ste. Michelle’s reported wine shipment volume of 8,866 thousand cases increased 6.2%.
Financial Review
Net Cash Provided by Operating Activities
During 2016, net cash provided by operating activities was $3.8 billion compared with $5.8 billion during 2015. This decrease was due primarily to the following:

▪	income taxes paid on both the cash proceeds from the Transaction and gains from exercising derivative financial instruments associated with the Transaction in 2016; and

▪	voluntary contributions totaling $500 million to Altria Group, Inc.’s pension plans during 2016;
partially offset by:

▪	higher cumulative dividends received from AB InBev and SABMiller in 2016.
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
Altria Group, Inc. had a working capital deficit at December 31, 2016 and 2015. Altria Group, Inc.’s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.
Net Cash Provided by/Used in Investing Activities
During 2016, net cash provided by investing activities was $3.7 billion compared with net cash used in investing activities of $15 million during 2015. This change was due primarily to the following:

▪	proceeds of $4.8 billion from the Transaction during 2016; and

▪	proceeds of $0.5 billion from exercising derivative financial instruments associated with the Transaction during 2016;
partially offset by:

▪	payment of approximately $1.6 billion for the purchase of ordinary shares of AB InBev during 2016.
During 2015, net cash used in investing activities was $15 million compared with net cash provided by investing activities of $177 million during 2014. This change was due primarily to the following:

▪	$132 million payment for a derivative financial instrument during 2015;

▪	the sale of PM USA’s Cabarrus, North Carolina manufacturing facility during 2014; and

▪	higher capital expenditures during 2015, due primarily to a new USSTC manufacturing facility in Hopkinsville, Kentucky that was completed in 2016;
partially offset by:

▪	Nu Mark’s acquisition of the e-vapor business of Green Smoke during 2014.
Capital expenditures for 2016 decreased 17.5% to $189 million, due primarily to higher capital expenditures during 2015 for the new USSTC manufacturing facility noted above. Capital expenditures for 2017 are expected to be in the range of $180 million to $220 million, and are expected to be funded from operating cash flows. The increase in expected capital expenditures in 2017 compared with 2016 is due primarily to spending related to the facilities consolidation.

Net Cash Used in Financing Activities
During 2016, net cash used in financing activities was $5.3 billion compared with $6.7 billion during 2015. This decrease was due primarily to the following:

▪	debt issuance of $2.0 billion of senior unsecured notes used in part to repurchase senior unsecured notes in connection with the 2016 debt tender offer, as more fully described in Note 10; and

▪	$1.0 billion repayment of Altria Group, Inc. senior unsecured notes at scheduled maturity in 2015;
partially offset by:

▪	higher premiums, fees and repayments of debt in connection with debt tender offers during 2016;

▪	higher share repurchases during 2016; and

▪	higher dividends paid during 2016.
During 2015, net cash used in financing activities was $6.7 billion compared with $4.7 billion during 2014. This increase was due primarily to the following:

▪	debt tender offer completed during 2015, which resulted in the repurchase of $793 million of senior unsecured notes and a $226 million payment of premiums and fees, as more fully described in Note 10;

▪	$1.0 billion repayment of Altria Group, Inc. senior unsecured notes at scheduled maturity in 2015;

▪	debt issuance of $1.0 billion in 2014; and

▪	higher dividends paid during 2015;
partially offset by:

▪	$525 million repayment of Altria Group, Inc. senior unsecured notes at scheduled maturity in 2014;

▪	lower share repurchases during 2015; and

▪	full redemption of UST senior notes of $300 million in 2014.
Debt and Liquidity
Credit Ratings - Altria Group, Inc.’s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings. As a result of credit rating upgrades by both Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) in the first quarter of 2016, the provision in certain of Altria Group, Inc.’s senior unsecured notes issued in 2008 and 2009 that required an adjustment to the cost of borrowings upon a change in credit rating terminated in accordance with its terms. The impact of credit ratings on the cost of borrowings under Altria Group, Inc.’s credit agreement is discussed below. See the discussion in Item 1A regarding the potential adverse impact of certain events on Altria Group, Inc.’s credit ratings.

At December 31, 2016, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

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
Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At December 31, 2016, 2015 and 2014, Altria Group, Inc. had no short-term borrowings.
At December 31, 2016, Altria Group, Inc. had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires August 19, 2020.
Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s senior unsecured long-term debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at December 31, 2016 for borrowings under the Credit Agreement was 1.125%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At December 31, 2016, credit available to Altria Group, Inc. under the Credit Agreement was $3.0 billion.
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

At December 31, 2016, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.4 to 1.0 and 13.5 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.
Any commercial paper issued by Altria Group, Inc. and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 20. Condensed Consolidating Financial Information to the consolidated financial statements in Item 8 (“Note 20”).
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
Debt - At December 31, 2016 and 2015, Altria Group, Inc.’s total debt was $13.9 billion and $12.8 billion, respectively.
During 2016, Altria Group, Inc. issued $0.5 billion aggregate principal amount of 2.625% senior unsecured notes due 2026 and $1.5 billion aggregate principal amount of 3.875% senior unsecured notes due 2046. In addition, during 2016, Altria Group, Inc. completed a debt tender offer to purchase for cash certain of its senior unsecured notes in the aggregate principal amount of $933 million.
All of Altria Group, Inc.’s debt was fixed-rate debt at December 31, 2016 and 2015. The weighted-average coupon interest rate on total debt was approximately 4.9% and
5.5% at December 31, 2016 and 2015, respectively.
For further details on long-term debt, see Note 10.
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
Guarantees and Other Similar Matters - As discussed in Note 19, Altria Group, Inc. and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at December 31, 2016. From time to time, subsidiaries of Altria Group, Inc. also issue lines of credit to affiliated entities. In addition, as discussed in Note 20, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.
Aggregate Contractual Obligations - The following table summarizes Altria Group, Inc.’s contractual obligations at December 31, 2016:

	Payments Due
(in millions)	Total	2017	2018 - 2019	2020 - 2021	2022 and Thereafter
Long-term debt (1)	$14,017	$—	$2,008	$2,500	$9,509
Interest on borrowings (2)	9,096	693	1,303	933	6,167
Operating leases (3)	259	52	81	54	72
Purchase obligations: (4)
Inventory and production costs	3,118	968	1,211	499	440
Other	807	588	186	33	—
	3,925	1,556	1,397	532	440
Other long-term liabilities (5)	2,366	147	294	286	1,639
	$29,663	$2,448	$5,083	$4,305	$17,827
(1) Amounts represent the expected cash payments of Altria Group, Inc.’s long-term debt.
(2) Amounts represent the expected cash payments of Altria Group, Inc.’s interest expense on its long-term debt. Interest on Altria Group, Inc.’s debt, which was all fixed-rate debt at December 31, 2016, is presented using the stated coupon interest rate. Amounts exclude the amortization of debt discounts and debt issuance costs, the amortization of loan fees and fees for lines of credit that would be included in interest and other debt expense, net in the consolidated statements of earnings.
(3) Amounts represent the minimum rental commitments under non-cancelable operating leases.
(4) Purchase obligations for inventory and production costs (such as raw materials, indirect materials and services, contract manufacturing, packaging, storage and distribution) are commitments for projected needs to be used in the normal course of business. Other purchase obligations include commitments for marketing, capital expenditures, information technology and professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice (usually 30 days). Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(5) Other long-term liabilities consist of accrued postretirement health care costs and certain accrued pension costs. The amounts included in the table above for accrued pension costs consist of the actuarially determined anticipated minimum funding requirements for each year from 2017 through 2021. Contributions beyond 2021 cannot be reasonably estimated and, therefore, are not included in the table above. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued postemployment costs, income taxes and tax contingencies, and other accruals. Altria Group, Inc. is unable to estimate the timing of payments for these items.
The State Settlement Agreements and related legal fee payments, and payments for FDA user fees, as discussed below and in Note 19 and Item 3, are excluded from the table above, as the payments are subject to adjustment for several factors, including inflation, operating income, market share and industry volume. Litigation escrow deposits, as discussed below and in Note 19, are also excluded from the table above since these deposits will be returned to PM USA should it prevail on appeal.
Payments Under State Settlement Agreements, FETRA and FDA Regulation - As discussed previously and in Note 19 and Item 3, PM USA has entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. PM USA, Middleton and USSTC were also subject to payment obligations imposed by FETRA. The FETRA payment obligations expired after the third quarter of 2014. In addition, in June 2009, PM USA and USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements and the FDA user fees are based on variable factors, such as volume, operating income, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements, FETRA and FDA user fees as a component of cost of sales. For the years ended December 31, 2016, 2015 and 2014, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements, FETRA (which expired after the third quarter of

2014) and FDA user fees was approximately $4.9 billion, $4.8 billion and $4.9 billion, respectively. For a detailed discussion of settlements of, and determinations made in connection with, disputes with certain states and territories related to the NPM Adjustment provision under the MSA for the years 2003-2012, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 19.
Based on current agreements, 2016 market share and historical annual industry volume decline rates, the estimated amounts that Altria Group, Inc.’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees approximate $4.9 billion in 2017 and each year thereafter. These amounts exclude the potential impact of the NPM Adjustment provision applicable under the MSA and the revised NPM Adjustment provisions applicable under the settlements of the NPM Adjustment disputes with the 24 signatory states and with New York, respectively, for years after 2014 discussed above.
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
Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of December 31, 2016, PM USA had posted various forms of security totaling approximately $82 million, the majority of which have been collateralized with cash deposits. These cash deposits are included in other assets on the consolidated balance sheet.
Although litigation is subject to uncertainty and an adverse outcome or settlement of litigation could have a material adverse effect on the financial position, cash flows or results of operations of PM USA, UST or Altria Group, Inc. in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 19, Item 3 and Item 1A, management expects cash flow from operations, together with Altria Group, Inc.’s access to capital markets, to provide sufficient liquidity to meet ongoing business needs.
Equity and Dividends
As discussed in Note 12. Stock Plans to the consolidated financial statements in Item 8, during 2016 Altria Group, Inc. granted an aggregate of 0.9 million shares of restricted stock units to eligible employees.
At December 31, 2016, the number of shares to be issued upon vesting of restricted stock units was not significant.
Dividends paid in 2016 and 2015 were approximately $4.5 billion and $4.2 billion, respectively, an increase of 8.0%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase programs.
During the third quarter of 2016, the Board of Directors approved an 8.0% increase in the quarterly dividend rate to $0.61 per share of Altria Group, Inc. common stock versus the previous rate of $0.565 per share. Altria Group, Inc. expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $2.44 per share. Future dividend payments remain subject to the discretion of the Board of Directors.
During 2016, 2015 and 2014 the Board of Directors authorized Altria Group, Inc. to repurchase shares of its outstanding common stock under several share repurchase programs.
At December 31, 2016, Altria Group, Inc. had approximately $1,935 million remaining in the July 2015 share repurchase program, which it expects to complete by the end of the second quarter of 2018. For further discussion of Altria Group, Inc.’s share repurchase programs, see Note 11. Capital Stock to the consolidated financial statements in Item 8 and Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K.
Recent Accounting Guidance Not Yet Adopted
See Note 2 for a discussion of recent accounting guidance issued but not yet adopted.
Contingencies
See Note 19 and Item 3 for a discussion of contingencies.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
At December 31, 2016 and 2015, the fair value of Altria Group, Inc.’s total debt was $15.1 billion and $14.5 billion, respectively. The fair value of Altria Group, Inc.’s debt is subject to fluctuations resulting from changes in market interest rates. A 1% increase in market interest rates at December 31, 2016 and 2015 would decrease the fair value of Altria Group, Inc.’s total debt by approximately $1.2 billion and $1.1 billion, respectively. A 1% decrease in market interest rates at December 31, 2016 and 2015 would increase the fair value of Altria Group, Inc.’s total debt by approximately $1.4 billion and $1.3 billion, respectively.
Interest rates on borrowings under the Credit Agreement are expected to be based on LIBOR plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at December 31, 2016 for borrowings under the Credit Agreement was 1.125%. At December 31, 2016, Altria Group, Inc. had no borrowings under the Credit Agreement.

Item 8. Financial Statements and Supplementary Data.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions of dollars)
________________________

at December 31,	2016	2015
Assets
Cash and cash equivalents	$4,569	$2,369
Receivables	151	124
Inventories:
Leaf tobacco	892	957
Other raw materials	164	181
Work in process	512	444
Finished product	483	449
	2,051	2,031
Other current assets	489	387
Total current assets	7,260	4,911

Property, plant and equipment, at cost:
Land and land improvements	316	295
Buildings and building equipment	1,481	1,406
Machinery and equipment	2,917	2,969
Construction in progress	121	207
	4,835	4,877
Less accumulated depreciation	2,877	2,895
	1,958	1,982

Goodwill	5,285	5,285
Other intangible assets, net	12,036	12,028
Investment in AB InBev/SABMiller	17,852	5,483
Finance assets, net	1,028	1,239
Other assets	513	531
Total Assets	$45,932	$31,459

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
____________________________________________

at December 31,	2016	2015
Liabilities
Current portion of long-term debt	$—	$4
Accounts payable	425	400
Accrued liabilities:
Marketing	747	695
Employment costs	289	198
Settlement charges	3,701	3,590
Other	1,025	1,073
Dividends payable	1,188	1,110
Total current liabilities	7,375	7,070

Long-term debt	13,881	12,843
Deferred income taxes	8,416	4,667
Accrued pension costs	805	1,277
Accrued postretirement health care costs	2,217	2,245
Other liabilities	427	447
Total liabilities	33,121	28,549
Contingencies (Note 19)
Redeemable noncontrolling interest	38	37
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,893	5,813
Earnings reinvested in the business	36,906	27,257
Accumulated other comprehensive losses	(2,052)	(3,280)
Cost of repurchased stock (862,689,093 shares at December 31, 2016 and 845,901,836 shares at December 31, 2015)	(28,912)	(27,845)
Total stockholders’ equity attributable to Altria Group, Inc.	12,770	2,880
Noncontrolling interests	3	(7)
Total stockholders’ equity	12,773	2,873
Total Liabilities and Stockholders’ Equity	$45,932	$31,459

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Earnings
(in millions of dollars, except per share data)
____________________________________

for the years ended December 31,	2016	2015	2014
Net revenues	$25,744	$25,434	$24,522
Cost of sales	7,746	7,740	7,785
Excise taxes on products	6,407	6,580	6,577
Gross profit	11,591	11,114	10,160
Marketing, administration and research costs	2,650	2,708	2,539
Reductions of PMI and Mondelēz tax-related receivables	—	41	2
Asset impairment and exit costs	179	4	(1)
Operating income	8,762	8,361	7,620
Interest and other debt expense, net	747	817	808
Loss on early extinguishment of debt	823	228	44
Earnings from equity investment in SABMiller	(795)	(757)	(1,006)
Gain on AB InBev/SABMiller business combination	(13,865)	(5)	—
Earnings before income taxes	21,852	8,078	7,774
Provision for income taxes	7,608	2,835	2,704
Net earnings	14,244	5,243	5,070
Net earnings attributable to noncontrolling interests	(5)	(2)	—
Net earnings attributable to Altria Group, Inc.	$14,239	$5,241	$5,070
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$7.28	$2.67	$2.56

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
_______________________

for the years ended December 31,	2016	2015	2014
Net earnings	$14,244	$5,243	$5,070
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments	1	(3)	(2)
Benefit plans	(38)	30	(767)
SABMiller	1,265	(625)	(535)
Other comprehensive earnings (losses), net of deferred income taxes	1,228	(598)	(1,304)

Comprehensive earnings	15,472	4,645	3,766
Comprehensive earnings attributable to noncontrolling interests	(5)	(2)	—
Comprehensive earnings attributable to Altria Group, Inc.	$15,467	$4,643	$3,766

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions of dollars)
__________________

for the years ended December 31,	2016	2015	2014
Cash Provided by (Used in) Operating Activities
Net earnings	$14,244	$5,243	$5,070
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	204	225	208
Deferred income tax provision (benefit)	3,119	(132)	(129)
Earnings from equity investment in SABMiller	(795)	(757)	(1,006)
Gain on AB InBev/SABMiller business combination	(13,865)	(5)	—
Dividends from AB InBev/SABMiller	739	495	456
Asset impairment and exit costs, net of cash paid	106	1	(9)
Loss on early extinguishment of debt	823	228	44
Cash effects of changes, net of the effects from acquisition of Green Smoke:
Receivables	(27)	3	(8)
Inventories	(34)	(33)	(184)
Accounts payable	(6)	(7)	(5)
Income taxes	(231)	(12)	1
Accrued liabilities and other current assets	(113)	184	(107)
Accrued settlement charges	111	90	109
Pension plan contributions	(531)	(28)	(15)
Pension provisions and postretirement, net	(73)	114	21
Other	120	201	217
Net cash provided by operating activities	3,791	5,810	4,663
Cash Provided by (Used in) Investing Activities
Capital expenditures	(189)	(229)	(163)
Acquisition of Green Smoke, net of acquired cash	—	—	(102)
Proceeds from finance assets	231	354	369
Proceeds from AB InBev/SABMiller business combination	4,773	—	—
Purchase of AB InBev ordinary shares	(1,578)	—	—
Payment for derivative financial instruments	(3)	(132)	—
Proceeds from derivative financial instruments	510	—	—
Other	(36)	(8)	73
Net cash provided by (used in) investing activities	3,708	(15)	177
Cash Provided by (Used in) Financing Activities
Long-term debt issued	1,976	—	999
Long-term debt repaid	(933)	(1,793)	(825)
Repurchases of common stock	(1,030)	(554)	(939)
Dividends paid on common stock	(4,512)	(4,179)	(3,892)
Premiums and fees related to early extinguishment of debt	(809)	(226)	(44)
Other	9	5	7
Net cash used in financing activities	(5,299)	(6,747)	(4,694)
Cash and cash equivalents:
Increase (decrease)	2,200	(952)	146
Balance at beginning of year	2,369	3,321	3,175
Balance at end of year	$4,569	$2,369	$3,321
Cash paid: Interest	$775	$776	$820
Income taxes	$4,664	$3,029	$2,765
See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in millions of dollars, except per share data)
____________________________________

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2013	$935	$5,714	$25,168	$(1,378)	$(26,320)	$(1)	$4,118
Net earnings (losses) (1)	—	—	5,070	—	—	(3)	5,067
Other comprehensive losses, net of deferred income taxes	—	—	—	(1,304)	—	—	(1,304)
Stock award activity	—	21	—	—	8	—	29
Cash dividends declared ($2.00 per share)	—	—	(3,961)	—	—	—	(3,961)
Repurchases of common stock	—	—	—	—	(939)	—	(939)
Balances, December 31, 2014	935	5,735	26,277	(2,682)	(27,251)	(4)	3,010
Net earnings (losses) (1)	—	—	5,241	—	—	(3)	5,238
Other comprehensive losses, net of deferred income taxes	—	—	—	(598)	—	—	(598)
Stock award activity	—	78	—	—	(40)	—	38
Cash dividends declared ($2.17 per share)	—	—	(4,261)	—	—	—	(4,261)
Repurchases of common stock	—	—	—	—	(554)	—	(554)
Balances, December 31, 2015	935	5,813	27,257	(3,280)	(27,845)	(7)	2,873
Net earnings (1)	—	—	14,239	—	—	—	14,239
Other comprehensive earnings, net of deferred income taxes	—	—	—	1,228	—	—	1,228
Stock award activity	—	90	—	—	(37)	—	53
Cash dividends declared ($2.35 per share)	—	—	(4,590)	—	—	—	(4,590)
Repurchases of common stock	—	—	—	—	(1,030)	—	(1,030)
Other	—	(10)	—	—	—	10	—
Balances, December 31, 2016	$935	$5,893	$36,906	$(2,052)	$(28,912)	$3	$12,773

(1) Amounts attributable to noncontrolling interests for the years ended December 31, 2016, 2015 and 2014 exclude net earnings of $5 million, $5 million and $3 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the consolidated balance sheets at December 31, 2016, 2015 and 2014, respectively. See Note 19.

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 1.     Background and Basis of Presentation
▪Background: At December 31, 2016, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At December 31, 2016, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At September 30, 2016, Altria Group, Inc. had an approximate 27% ownership of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounted for under the equity method of accounting. On October 10, 2016, Anheuser-Busch InBev SA/NV (“Legacy AB InBev”) completed a business combination with SABMiller in a cash and stock transaction (the “Transaction”). A newly formed Belgian company, which retained the name Anheuser-Busch InBev SA/NV (“AB InBev”), became the holding company for the combined SABMiller and Legacy AB InBev businesses. Upon completion of the Transaction, Altria Group, Inc. had a 9.6% ownership of AB InBev based on AB InBev’s shares outstanding at October 10, 2016. Following completion of the Transaction, Altria Group, Inc. purchased 12,341,937 ordinary shares of AB InBev for a total cost of approximately $1.6 billion, thereby increasing Altria Group, Inc.’s ownership to approximately 10.2%. At December 31, 2016, Altria Group, Inc. had an approximate 10.2% ownership of AB InBev, which Altria Group, Inc. accounts for under the equity method of accounting using a one-quarter lag. As a result of the one-quarter lag and the timing of the completion of the Transaction, no earnings from Altria Group, Inc.’s equity investment in AB InBev were recorded for the year ended

December 31, 2016. Altria Group, Inc. receives cash dividends on its interest in AB InBev if and when AB InBev pays such dividends. For further discussion, see Note 7. Investment in AB InBev/SABMiller.
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
Certain prior year amounts have been reclassified to conform with the current year’s presentation due primarily to Altria Group, Inc.’s 2016 adoptions of Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU No. 2015-17”) and ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”). For further discussion, see Note 15. Income Taxes and Note 10. Long-Term Debt.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
▪Derivative Financial Instruments: Derivative financial instruments are recorded at fair value on the consolidated balance sheets as either assets or liabilities. Changes in the fair value of derivatives are recorded each period either in accumulated other comprehensive earnings (losses) or in earnings, depending on the type of derivative and whether the derivative qualifies for hedge accounting treatment. Gains and losses on derivative instruments reported in accumulated other comprehensive earnings (losses) are reclassified to the consolidated statements of earnings in the periods in which operating results are affected by the respective hedged item. Cash flows from hedging instruments are classified in the same manner as the respective hedged item in the consolidated statements of cash flows. Altria Group, Inc. does not enter into or hold derivative financial instruments for trading or speculative purposes.
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
Compliance with environmental laws and regulations, including the payment of any remediation and compliance costs or damages and the making of related expenditures, has not had, and is not expected to have, a material adverse effect on Altria Group, Inc.’s consolidated results of operations, capital expenditures, financial position or cash flows (see Note 19. Contingencies - Environmental Regulation).
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Payments received on rents receivable that are on non-accrual status are used to reduce the rents receivable balance. Write-offs to the allowance for losses are recorded when amounts are deemed to be uncollectible.
▪Guarantees: Altria Group, Inc. recognizes a liability for the fair value of the obligation of qualifying guarantee activities. See Note 19. Contingencies for a further discussion of guarantees.
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
Altria Group, Inc. recognizes a benefit for uncertain tax positions when a tax position taken or expected to be taken in a tax return is more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Altria Group, Inc. recognizes accrued interest and penalties associated with uncertain tax positions as part of the provision for income taxes in its consolidated statements of earnings.
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
▪Litigation Contingencies and Costs: Altria Group, Inc. and its subsidiaries record provisions in the consolidated financial statements for pending litigation when it is determined that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Litigation defense costs are expensed as incurred and included in marketing, administration and research costs in the consolidated statements of earnings.
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
▪Stock-Based Compensation: Altria Group, Inc. measures compensation cost for all stock-based awards at fair value on date of grant and recognizes compensation expense over the service periods for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the market value at date of grant.

▪New Accounting Standards: The following table provides a description of the recently issued accounting guidance that Altria Group, Inc. has not yet adopted:

Standards	Description	Effective Date for Public Entity	Effect on Financial Statements
ASU Nos. 2014-09; 2015-14; 2016-08; 2016-10; 2016-12; 2016-20 Revenue from Contracts with Customers (Topic 606)	The guidance establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.
The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.

The adoption of this guidance is not expected to have a material impact on the amount or timing of revenue recognized on Altria Group, Inc.’s financial statements based on current contracts with customers. The guidance will result in expanded footnote disclosures. Altria Group, Inc. plans to retrospectively adopt this guidance by the first quarter of 2018.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Standards	Description	Effective Date for Public Entity	Effect on Financial Statements
ASU No. 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)	The guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments.
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
Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures, including identifying and analyzing all contracts that contain a lease. As a lessor, PMCC maintains a portfolio of finance assets, substantially all of which are leveraged leases, the accounting of which will be unchanged under the new guidance and is not expected to change unless there is a contract modification to an existing lease. As a lessee, Altria Group, Inc.’s various leases under existing guidance are classified as operating leases that are not recorded on the balance sheet but are recorded in the statement of earnings as expense is incurred. Upon adoption of the new guidance, Altria Group, Inc. will be required to record substantially all leases on the balance sheet as a right-of-use asset and a lease liability. The timing of expense recognition and classification in the statement of earnings could change based on the classification of leases as either operating or financing.

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

Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures. Altria Group, Inc.’s financial assets that are within the scope of the new guidance are approximately 3% of Altria Group, Inc.’s total assets at December 31, 2016.

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
ASU No. 2016-18 Restricted Cash (Topic 230)
The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents.

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
Green Smoke’s financial position and results of operations have been consolidated with Altria Group, Inc. as of April 1, 2014. The purchase price allocation was completed in 2015.
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

Note 4. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Smokeable products	$77	$77	$2,901	$2,919
Smokeless products	5,023	5,023	8,829	8,831
Wine	74	74	295	267
Other	111	111	11	11
Total	$5,285	$5,285	$12,036	$12,028
Goodwill relates to the 2014 acquisition of Green Smoke, 2009 acquisition of UST and 2007 acquisition of Middleton.
Other intangible assets consisted of the following:

	December 31, 2016		December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$11,740	$—	$11,711	$—
Definite-lived intangible assets	465	169	465	148
Total other intangible assets	$12,205	$169	$12,176	$148
Indefinite-lived intangible assets consist substantially of trademarks from Altria Group, Inc.’s 2009 acquisition of UST ($9.1 billion) and 2007 acquisition of Middleton ($2.6 billion). Definite-lived intangible assets, which consist primarily of customer relationships and certain cigarette trademarks, are amortized over periods up to 25 years. Pre-tax amortization expense for definite-lived intangible assets during the years ended December 31, 2016, 2015 and 2014, was $21 million, $21 million and $20 million, respectively. Annual amortization expense for each of the next five years is estimated to be approximately $20 million, assuming no additional transactions occur that require the amortization of intangible assets.

During 2016, 2015 and 2014, Altria Group, Inc. completed its quantitative annual impairment test of goodwill and indefinite-lived intangible assets, and no impairment charges resulted.
For the years ended December 31, 2016, 2015 and 2014, there have been no changes in goodwill and the gross carrying amount of other intangible assets except for Ste. Michelle’s 2016 purchase of substantially all of the assets of Patz & Hall Wine Company, Inc. and the 2014 acquisition of Green Smoke. In addition, there were no accumulated impairment losses related to goodwill and other intangible assets, net at December 31, 2016 and 2015.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 5. Asset Impairment, Exit and Implementation Costs
Pre-tax asset impairment, exit and implementation costs for the year ended December 31, 2016 consisted of the following:

(in millions)	Asset Impairment and Exit Costs (1)	Implementation Costs	Total
Smokeable products	$125	$9	$134
Smokeless products	42	15	57
All other	7	—	7
General corporate	5	—	5
Total	$179	$24	$203
(1) Includes termination, settlement and curtailment costs of $27 million. See Note 17. Benefit Plans.
The movement in the restructuring liabilities (excluding termination, settlement and curtailment costs), substantially all of which are severance liabilities, was as follows:

(in millions)	For the Year Ended December 31, 2016
Charges	$152
Cash spent	(73)
Balances at December 31, 2016	$79
The pre-tax asset impairment, exit and implementation costs for 2016 shown above are related to the facilities consolidation and productivity initiative discussed below.
▪Facilities Consolidation: In October 2016, Altria Group, Inc. announced the consolidation of certain of its operating companies’ manufacturing facilities to streamline operations and achieve greater efficiencies. Middleton will transfer its Limerick, Pennsylvania operations to the Manufacturing Center site in Richmond, Virginia (“Richmond Manufacturing Center”). USSTC will transfer its Franklin Park, Illinois operations to its Nashville, Tennessee facility and the Richmond Manufacturing Center. Separation benefits will be paid to non-relocating employees. The consolidation is expected to be completed by the first quarter of 2018.
As a result of the consolidation, Altria Group, Inc. expects to record total pre-tax charges of approximately $150 million, or $0.05 per share. Of this amount, during 2016, Altria Group, Inc. incurred pre-tax charges of $71 million, or approximately $0.03 per share, and expects to record approximately $70 million in 2017 and the remainder in 2018. The total estimated charges relate primarily to accelerated depreciation ($55 million), employee separation costs ($45 million) and other exit and implementation costs ($50 million). Approximately $90 million of the total pre-tax charges are expected to result in cash expenditures.
For the year ended December 31, 2016, total pre-tax asset impairment and exit costs for the consolidation of $54 million were recorded in the smokeable products segment ($25 million) and smokeless products segment ($29 million). In addition, for the year ended December 31, 2016, pre-tax implementation costs of $17 million were recorded in the smokeable products segment ($3 million) and smokeless products segment ($14 million). The pre-tax implementation costs were included in cost of sales in Altria Group, Inc.’s consolidated statement of earnings.
Cash payments related to the consolidation of $4 million were made during the year ended December 31, 2016.
▪Productivity Initiative: In January 2016, Altria Group, Inc. announced a productivity initiative designed to maintain its operating companies’ leadership and cost competitiveness. The initiative reduces spending on certain selling, general and administrative infrastructure and implements a leaner organizational structure. As a result of the initiative, during 2016, Altria Group, Inc. incurred total pre-tax restructuring charges of $132 million, or $0.04 per share, substantially all of which result in cash expenditures. The charges consist of employee separation costs of $117 million and other associated costs of $15 million. Total pre-tax charges related to the initiative have been substantially completed.
For the year ended December 31, 2016, total pre-tax asset impairment and exit costs for the initiative of $125 million were recorded in the smokeable products segment ($100 million), smokeless products segment ($13 million), all other ($7 million) and general corporate ($5 million). In addition, for the year ended December 31, 2016, pre-tax implementation costs of $7 million were recorded in the smokeable products segment ($6 million) and smokeless products segment ($1 million). The pre-tax implementation costs were included in marketing, administration and research costs in Altria Group, Inc.’s consolidated statement of earnings.
Cash payments related to the initiative of $69 million were made during the year ended December 31, 2016.
▪Other Programs: During 2014, PM USA sold its Cabarrus, North Carolina manufacturing facility for approximately $66 million in connection with the previously completed manufacturing optimization program associated with PM USA’s closure of the manufacturing facility in 2009. As a result, during 2014, PM USA recorded a pre-tax gain of $10 million.
Note 6. Inventories
The cost of approximately 62% and 65% of inventories at December 31, 2016 and 2015, respectively, was determined using the LIFO method. The stated LIFO amounts of inventories were approximately $0.7 billion lower than the current cost of inventories at December 31, 2016 and 2015.
Note 7. Investment in AB InBev/SABMiller
Prior to the completion of the Transaction on October 10, 2016, Altria Group, Inc. held an approximate 27% ownership of SABMiller that was accounted for under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Pre-tax earnings from Altria Group, Inc.’s equity investment in SABMiller were $795 million, $757 million and $1,006 million for the years ended December 31, 2016, 2015 and 2014, respectively. Altria Group, Inc.’s earnings from its equity investment in SABMiller for the year ended December 31, 2016 included a pre-tax non-cash gain of $309 million, reflecting Altria Group, Inc.’s share of SABMiller’s increase to shareholders’ equity, resulting from the completion of the SABMiller, The Coca-Cola Company and Gutsche Family Investments transaction, combining bottling operations in Africa. As a result of the timing of the completion of the Transaction, Altria Group, Inc.’s pre-tax earnings from its equity investment in SABMiller for the year ended December 31, 2016 included its share of approximately nine months of SABMiller’s earnings.
    Summary financial data of SABMiller is as follows:

	For the Years Ended December 31,
(in millions)	2016 (1)	2015	2014
Net revenues	$14,543	$20,188	$22,380
Operating profit	$2,099	$3,690	$4,478
Net earnings	$1,803	$2,838	$3,532

(in millions)	At December 31, 2015
Current assets	$4,266
Long-term assets	$38,425
Current liabilities	$6,282
Long-term liabilities	$13,960
Noncontrolling interests	$1,235
(1) As a result of the timing of the completion of the Transaction, summary financial data of SABMiller for the year ended December 31, 2016 included approximately nine months of SABMiller’s results.
The fair value of Altria Group, Inc.’s equity investment in SABMiller at December 31, 2015 was based on unadjusted quoted prices in active markets and was classified in Level 1 of the fair value hierarchy. The fair value of Altria Group, Inc.’s equity investment in SABMiller at December 31, 2015 was $25.8 billion as compared with its carrying value of $5.5 billion.
▪AB InBev and SABMiller Business Combination: On October 10, 2016, Legacy AB InBev completed the Transaction, and AB InBev became the holding company for the combined SABMiller and Legacy AB InBev businesses. Under the terms of the Transaction, SABMiller shareholders received 45 British pounds (“GBP”) in cash for each SABMiller share held, with a partial share alternative (“PSA”), which was subject to proration, available for approximately 41% of the SABMiller shares.
Pursuant to the terms and conditions of an Irrevocable Undertaking, previously delivered by Altria Group, Inc. in November 2015, Altria Group, Inc. elected the PSA.
Upon completion of the Transaction and taking into account proration, Altria Group, Inc. received, in respect of its 430,000,000 SABMiller shares, (i) an interest that was converted into 185,115,417 restricted shares of AB InBev (the “Restricted Shares”), representing a 9.6% ownership of AB InBev based on AB InBev’s shares outstanding at October 10, 2016, and (ii) approximately $4.8 billion in pre-tax cash as the cash component of the PSA. Additionally, Altria Group, Inc. received pre-tax cash proceeds of approximately $0.5 billion from exercising the derivative financial instruments discussed below, which, together with the pre-tax cash from the Transaction, totaled approximately $5.3 billion in pre-tax cash. Following completion of the Transaction, Altria Group, Inc. purchased 12,341,937 ordinary shares of AB InBev for a total cost of approximately $1.6 billion, thereby increasing Altria Group, Inc.’s ownership of AB InBev to approximately 10.2%. At December 31, 2016, Altria Group, Inc. had an approximate 10.2% ownership of AB InBev.
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
As a result of the Transaction, for the year ended December 31, 2016, Altria Group, Inc. recorded a pre-tax gain of approximately $13.9 billion, or $9.0 billion after-tax, which was based on the following:

▪	the Legacy AB InBev share price as of October 10, 2016;

▪	the book value of Altria Group, Inc.’s investment in SABMiller, including Altria Group, Inc.’s accumulated other comprehensive losses directly attributable to SABMiller, at October 10, 2016;

▪	the gains on the derivative financial instruments discussed below; and

▪
the impact of AB InBev’s divestitures of certain SABMiller assets and businesses in connection with Legacy AB InBev obtaining necessary regulatory clearances for the Transaction (“AB InBev divestitures”) that occurred by December 31, 2016.

Altria Group, Inc. expects to record additional pre-tax gains of approximately $445 million related to the remaining AB InBev divestitures when those divestitures occur.
Altria Group, Inc.’s gain on the Transaction is deferred for United States corporate income tax purposes, except to the extent of the cash consideration received.
Altria Group, Inc. accounts for its investment in AB InBev under the equity method of accounting because Altria Group, Inc. has the ability to exercise significant influence over the operating and financial policies of AB InBev, including having active representation on AB InBev’s Board of Directors (“AB InBev Board”) and certain AB InBev Board Committees. Through this representation, Altria Group, Inc. participates in AB InBev policy making processes. Altria Group, Inc. reports its share of AB InBev’s results using a one-quarter lag because AB InBev’s results are not available in time for Altria Group, Inc. to record them in the concurrent period. As a result of the one-quarter lag

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

and the timing of the completion of the Transaction, no earnings from Altria Group, Inc.’s equity investment in AB InBev were recorded for the year ended December 31, 2016.
Summary financial data of AB InBev at October 10, 2016 representing preliminary purchase price accounting for the Transaction is as follows:

(in millions)	At October 10, 2016
Current assets	$40,086
Long-term assets	$223,701
Current liabilities	$44,272
Long-term liabilities	$139,112
Noncontrolling interests	$9,177
At December 31, 2016, Altria Group, Inc.’s carrying amount of its equity investment in AB InBev exceeded its share of AB InBev’s net assets attributable to equity holders of AB InBev by approximately $10.7 billion. Substantially all of this difference is comprised of goodwill and other indefinite-lived intangible assets (consisting primarily of trademarks).
The fair value of Altria Group, Inc.’s equity investment in AB InBev is based on: (i) unadjusted quoted prices in active markets for AB InBev’s ordinary shares and was classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets for the Restricted Shares, and was classified in Level 2 of the fair value hierarchy. Altria Group, Inc. may, in certain instances, pledge or otherwise grant a security interest in all or part of its Restricted Shares. In the event the pledgee or security interest holder forecloses on the Restricted Shares, the relevant Restricted Shares will be automatically converted, one-for-one, into ordinary shares. Therefore, the fair value of each Restricted Share is based on the value of an ordinary share. The fair value of Altria Group, Inc.’s equity investment in AB InBev at December 31, 2016 was $20.9 billion, compared with its carrying value of $17.9 billion.

▪	Derivative Financial Instruments: In November 2015
and August 2016, Altria Group, Inc. entered into a derivative financial instrument, each in the form of a put option (together the “options”) to hedge Altria Group, Inc.’s exposure to foreign currency exchange rate movements in the GBP to the United States dollar, in relation to the pre-tax cash consideration that Altria Group, Inc. expected to receive under the PSA pursuant to the revised and final offer announced by Legacy AB InBev on July 26, 2016. The notional amounts of the November 2015 and August 2016 options were $2,467 million (1,625 million GBP) and $480 million (378 million GBP), respectively. The options did not qualify for hedge accounting; therefore, changes in the fair values of the options were recorded as gains or losses in Altria Group, Inc.’s consolidated statements of earnings in the periods in which the changes occurred. For the year ended December 31, 2016, Altria Group, Inc. recorded pre-tax gains associated with the November 2015 and August 2016 options of $330 million and $19 million, respectively, for the changes in the fair values of the options in Gain on AB InBev/SABMiller business combination in Altria Group,

Inc.’s consolidated statement of earnings. For the year ended December 31, 2015, Altria Group, Inc. recorded a pre-tax gain of $20 million for the change in the fair value of the November 2015 option. Exercising the options in October 2016 resulted in approximately $0.5 billion in pre-tax cash proceeds.
The fair values of the options were determined using binomial option pricing models, which reflect the contractual terms of the options and other observable market-based inputs, and were classified in Level 2 of the fair value hierarchy. At December 31, 2015, the fair value of the November 2015 option of $152 million was recorded in other current assets on Altria Group, Inc.’s consolidated balance sheet.
Note 8. Finance Assets, net
In 2003, PMCC ceased making new investments and began focusing exclusively on managing its portfolio of finance assets in order to maximize its operating results and cash flows from its existing lease portfolio activities and asset sales. Accordingly, PMCC’s operating companies income will fluctuate over time as investments mature or are sold.
     At December 31, 2016, finance assets, net, of $1,028 million were comprised of investments in finance leases of $1,060 million, reduced by the allowance for losses of $32 million. At December 31, 2015, finance assets, net, of $1,239 million were comprised of investments in finance leases of $1,281 million, reduced by the allowance for losses of $42 million.
A summary of the net investments in finance leases, substantially all of which were leveraged leases, at December 31, 2016 and 2015, before allowance for losses was as follows:

(in millions)	2016	2015
Rents receivable, net	$805	$923
Unguaranteed residual values	495	674
Unearned income	(240)	(316)
Investments in finance leases	1,060	1,281
Deferred income taxes	(717)	(928)
Net investments in finance leases	$343	$353
Rents receivable, net, represent unpaid rents, net of principal and interest payments on third-party nonrecourse debt. PMCC’s rights to rents receivable are subordinate to the third-party nonrecourse debtholders and the leased equipment is pledged as collateral to the debtholders. The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt of $0.8 billion and $1.2 billion at December 31, 2016 and 2015, respectively, has been offset against the related rents receivable. There were no leases with contingent rentals in 2016 and 2015.
In 2016, 2015 and 2014 PMCC’s review of estimated residual values resulted in a decrease of $28 million, $65 million and $63 million, respectively, to unguaranteed residual values. These decreases in unguaranteed residual values resulted in a

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

reduction to PMCC’s net revenues of $18 million, $41 million and $26 million in 2016, 2015 and 2014, respectively.
At December 31, 2016, PMCC’s investments in finance leases were principally comprised of the following investment categories: aircraft (43%), electric power (28%), railcar (12%), real estate (9%) and manufacturing (8%). There were no investments located outside the United States at December 31, 2016 and 2015.
Rents receivable in excess of debt service requirements on third-party nonrecourse debt at December 31, 2016 were as follows:

(in millions)
2017	$33
2018	129
2019	186
2020	128
2021	100
Thereafter	229
Total	$805
Included in net revenues for the years ended December 31, 2016, 2015 and 2014 were leveraged lease revenues of $48 million, $46 million and $80 million, respectively. Income tax expense on leveraged lease revenues for the years ended December 31, 2016, 2015 and 2014 was $16 million, $17 million and $30 million, respectively.
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
PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. During 2016 and 2014, PMCC determined that its allowance for losses exceeded the amount required based on management’s assessment of the credit quality and size of PMCC’s leasing portfolio. As a result, PMCC reduced its allowance for losses by $10 million for each of the years ended December 31, 2016 and 2014, respectively. There was no such adjustment for the year ended December 31, 2015. These decreases to the allowance for losses were recorded as a reduction to marketing, administration and research costs in Altria Group, Inc.’s consolidated statements of earnings. PMCC believes that, as of December 31, 2016, the allowance for losses of $32 million was adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may increase or decrease its allowance for losses if such conditions change in the future.
The activity in the allowance for losses on finance assets for the years ended December 31, 2016, 2015 and 2014 was as follows:

(in millions)	2016	2015	2014
Balance at beginning of year	$42	$42	$52
Decrease to allowance	(10)	—	(10)
Balance at end of year	$32	$42	$42
All PMCC lessees were current on their lease payment obligations as of December 31, 2016.
The credit quality of PMCC’s investments in finance leases as assigned by Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”) at December 31, 2016 and 2015 was as follows:

(in millions)	2016	2015
Credit Rating by Standard & Poor’s/Moody’s:
“AAA/Aaa” to “A-/A3”	$218	$212
“BBB+/Baa1” to “BBB-/Baa3”	559	702
“BB+/Ba1” and Lower	283	367
Total	$1,060	$1,281
Note 9. Short-Term Borrowings and Borrowing Arrangements
At December 31, 2016 and December 31, 2015, Altria Group, Inc. had no short-term borrowings. The credit line available to Altria Group, Inc. at December 31, 2016 under the Credit Agreement (as defined below) was $3.0 billion.
At December 31, 2016, Altria Group, Inc. had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires on August 19, 2020. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

December 31, 2016 for borrowings under the Credit Agreement was 1.125%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral.
The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At December 31, 2016, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.4 to 1.0 and 13.5 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments.
Any commercial paper issued by Altria Group, Inc. and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 20. Condensed Consolidating Financial Information.
Note 10. Long-Term Debt
At December 31, 2016 and 2015, Altria Group, Inc.’s long-term debt consisted of the following:

(in millions)	2016	2015
Notes, 2.625% to 10.20%, interest payable semi-annually, due through 2046 (1)	$13,839	$12,789
Debenture, 7.75%, interest payable semi-annually, due 2027	42	42
Other	—	16
	13,881	12,847
Less current portion of long-term debt	—	4
	$13,881	$12,843
(1) Weighted-average coupon interest rate of 4.9% and 5.5% at December 31, 2016 and 2015, respectively.
At December 31, 2016, aggregate maturities of Altria Group, Inc.’s long-term debt were as follows:

(in millions)
2018	$864
2019	1,144
2020	1,000
2021	1,500
2022	1,900
Thereafter	7,609
14,017
Less: debt issuance costs	77
debt discounts	59
$13,881
On January 1, 2016, Altria Group, Inc. adopted ASU No.

2015-03, which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge (an asset). As a result of the adoption, $77 million of debt issuance costs have been presented on Altria Group, Inc.’s consolidated balance sheet at December 31, 2016 as a deduction from the carrying amount of long-term debt. In addition, $72 million of debt issuance costs were reclassified from other assets to long-term debt on Altria Group, Inc.’s consolidated balance sheet at December 31, 2015.
Altria Group, Inc.’s estimate of the fair value of its debt is based on observable market information derived from a third party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.’s total long-term debt at December 31, 2016 and 2015, was $15.1 billion and $14.5 billion, respectively, as compared with its carrying value of $13.9 billion and $12.8 billion, respectively.
▪Altria Group, Inc. Senior Notes: In September 2016, Altria Group, Inc. issued $0.5 billion aggregate principal amount of 2.625% senior unsecured long-term notes due 2026 and $1.5 billion aggregate principal amount of 3.875% senior unsecured long-term notes due 2046. Interest on these notes is payable semi-annually. The net proceeds from the issuance of these senior unsecured notes were added to Altria Group, Inc.’s general funds and were used to repurchase certain of its senior unsecured notes in connection with the 2016 debt tender offer described below and for other general corporate purposes, including voluntary contributions to Altria Group, Inc.’s pension plans.
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
The obligations of Altria Group, Inc. under the notes are guaranteed by PM USA as further discussed in Note 20. Condensed Consolidating Financial Information.
▪Debt Tender Offers and Redemption: During 2016 and 2015, Altria Group, Inc. completed debt tender offers to purchase

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

for cash certain of its senior unsecured notes in aggregate principal amounts of $0.9 billion and $0.8 billion, respectively.
Details of these debt tender offers were as follows:

(in millions)	2016	2015
Notes Purchased
9.95% Notes due 2038	$441	$—
10.20% Notes due 2039	492	—
9.70% Notes due 2018	—	793
Total	$933	$793
During 2014, UST redeemed in full its $300 million (aggregate principal amount) 5.75% senior notes due 2018.
As a result of the Altria Group, Inc. debt tender offers and the UST debt redemption, pre-tax losses on early extinguishment of debt were recorded as follows:

(in millions)	2016	2015	2014
Premiums and fees	$809	$226	$44
Write-off of unamortized debt discounts and debt issuance costs	14	2	—
Total	$823	$228	$44
Note 11. Capital Stock
At December 31, 2016, Altria Group, Inc. had 12 billion shares of authorized common stock; issued, repurchased and outstanding shares of common stock were as follows:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, December 31, 2013	2,805,961,317	(812,482,035)	1,993,479,282
Stock award activity	—	447,840	447,840
Repurchases of common stock	—	(22,452,599)	(22,452,599)
Balances, December 31, 2014	2,805,961,317	(834,486,794)	1,971,474,523
Stock award activity	—	(732,623)	(732,623)
Repurchases of common stock	—	(10,682,419)	(10,682,419)
Balances, December 31, 2015	2,805,961,317	(845,901,836)	1,960,059,481
Stock award activity	—	(566,256)	(566,256)
Repurchases of common stock	—	(16,221,001)	(16,221,001)
Balances, December 31, 2016	2,805,961,317	(862,689,093)	1,943,272,224
At December 31, 2016, 41,952,545 shares of common stock were reserved for stock-based awards under Altria Group, Inc.’s stock plans, and 10 million shares of serial preferred stock, $1.00 par value, were authorized. No shares of serial preferred stock have been issued.
▪Dividends: During the third quarter of 2016, Altria Group, Inc.’s Board of Directors (the “Board of Directors”) approved an 8.0% increase in the quarterly dividend rate to $0.61 per share of Altria Group, Inc. common stock versus the previous rate of $0.565 per share. The current annualized dividend rate is $2.44 per share. Future dividend payments remain subject to the discretion of the Board of Directors.
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
In July 2015, the Board of Directors authorized a $1.0 billion share repurchase program that it expanded to $3.0 billion in October 2016 (as expanded, the “July 2015 share repurchase program”). During 2016 and 2015, Altria Group, Inc. repurchased 16.2 million shares and 0.6 million shares, respectively, of its common stock (at an aggregate cost of approximately $1,030 million and $35 million, respectively, and at an average price of $63.48 per share and $57.66 per share, respectively) under the July 2015 share repurchase program. At December 31, 2016, Altria Group, Inc. had approximately $1,935 million remaining in the July 2015 share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.
For the years ended December 31, 2016, 2015 and 2014, Altria Group, Inc.’s total share repurchase activity was as follows:

	2016	2015	2014
	(in millions, except per share data)
Total number of shares repurchased	16.2	10.7	22.5
Aggregate cost of shares repurchased	$1,030	$554	$939
Average price per share of shares repurchased	$63.48	$51.83	$41.79
Note 12. Stock Plans
Under the Altria Group, Inc. 2015 Performance Incentive Plan (the “2015 Plan”), Altria Group, Inc. may grant stock options, stock appreciation rights, restricted stock, restricted and deferred

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

stock units, and other stock-based awards, as well as cash-based annual and long-term incentive awards to employees of Altria Group, Inc. or any of its subsidiaries or affiliates. Up to 40 million shares of common stock may be issued under the 2015 Plan. In addition, under the 2015 Stock Compensation Plan for Non-Employee Directors (the “Directors Plan”), Altria Group, Inc. may grant up to one million shares of common stock to members of the Board of Directors who are not employees of Altria Group, Inc.
Shares available to be granted under the 2015 Plan and the Directors Plan at December 31, 2016, were 39,046,757 and 954,574, respectively.
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
The fair value of the shares of restricted stock and restricted stock units at the date of grant is amortized to expense ratably over the restriction period, which is generally three years. Altria Group, Inc. recorded pre-tax compensation expense related to restricted stock and restricted stock units granted to employees for the years ended December 31, 2016, 2015 and 2014 of $44 million, $51 million and $46 million, respectively. The deferred tax benefit recorded related to this compensation expense was $17 million, $20 million and $18 million for the years ended December 31, 2016, 2015 and 2014, respectively. The unamortized compensation expense related to Altria Group, Inc. restricted stock and restricted stock units was $64 million at December 31, 2016 and is expected to be recognized over a weighted-average period of approximately two years.

Altria Group, Inc.’s restricted stock and restricted stock units activity was as follows for the year ended December 31, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2015	3,937,685	$40.86
Granted	947,725	59.38
Vested	(1,305,351)	33.90
Forfeited	(334,525)	46.83
Balance at December 31, 2016	3,245,534	48.45
The weighted-average grant date fair value of Altria Group, Inc. restricted stock and restricted stock units granted during the years ended December 31, 2016, 2015 and 2014 was $56 million, $65 million and $53 million, respectively, or $59.38, $54.54 and $36.75 per restricted share or restricted stock unit, respectively. The total fair value of Altria Group, Inc. restricted stock and restricted stock units that vested during the years ended December 31, 2016, 2015 and 2014 was $78 million, $85 million and $86 million, respectively.
Note 13. Earnings per Share
Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Net earnings attributable to Altria Group, Inc.	$14,239	$5,241	$5,070
Less: Distributed and undistributed earnings attributable to unvested restricted shares and restricted stock units	(24)	(10)	(12)
Earnings for basic and diluted EPS	$14,215	$5,231	$5,058
Weighted-average shares for basic and diluted EPS	1,952	1,961	1,978

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 14. Other Comprehensive Earnings/Losses
The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

(in millions)	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
Balances, December 31, 2013	$—	$(1,273)	$(105)		$(1,378)
Other comprehensive losses before reclassifications	(2)	(1,411)	(881)		(2,294)
Deferred income taxes	—	550	308		858
Other comprehensive losses before reclassifications, net of deferred income taxes	(2)	(861)	(573)		(1,436)

Amounts reclassified to net earnings	—	154	59		213
Deferred income taxes	—	(60)	(21)		(81)
Amounts reclassified to net earnings, net of deferred income taxes	—	94	38		132

Other comprehensive losses, net of deferred income taxes	(2)	(767)	(535)	(1)	(1,304)
Balances, December 31, 2014	(2)	(2,040)	(640)		(2,682)
Other comprehensive losses before reclassifications	(4)	(223)	(983)		(1,210)
Deferred income taxes	1	86	344		431
Other comprehensive losses before reclassifications, net of deferred income taxes	(3)	(137)	(639)		(779)

Amounts reclassified to net earnings	—	272	21		293
Deferred income taxes	—	(105)	(7)		(112)
Amounts reclassified to net earnings, net of deferred income taxes	—	167	14		181

Other comprehensive (losses) earnings, net of deferred income taxes	(3)	30	(625)	(1)	(598)
Balances, December 31, 2015	(5)	(2,010)	(1,265)		(3,280)
Other comprehensive earnings (losses) before reclassifications	1	(247)	787		541
Deferred income taxes	—	96	(276)		(180)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	1	(151)	511	(2)	361

Amounts reclassified to net earnings	—	178	1,160		1,338
Deferred income taxes	—	(65)	(406)		(471)
Amounts reclassified to net earnings, net of deferred income taxes	—	113	754	(3)	867

Other comprehensive earnings (losses), net of deferred income taxes	1	(38)	1,265		1,228
Balances, December 31, 2016	$(4)	$(2,048)	$—		$(2,052)
(1) For the years ended December 31, 2015 and 2014, Altria Group, Inc.’s proportionate share of SABMiller’s other comprehensive earnings/losses consisted primarily of currency translation adjustments.
(2) As a result of the Transaction, Altria Group, Inc. reversed to Investment in AB InBev/SABMiller $414 million of its accumulated other comprehensive losses directly attributable to SABMiller; the remaining $97 million consisted primarily of currency translation adjustments.
(3) As a result of the Transaction, Altria Group, Inc. recognized $737 million of its accumulated other comprehensive losses directly attributable to SABMiller.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Benefit Plans: (1)
Net loss	$223	$304	$187
Prior service cost/credit	(45)	(32)	(33)
	178	272	154
SABMiller (2)	1,160	21	59
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$1,338	$293	$213
(1) Amounts are included in net defined benefit plan costs. For further details, see Note 17. Benefit Plans.
(2) Substantially all of the amount for the year ended December 31, 2016 is included in Gain on AB InBev/SABMiller business combination. For the years ended December 31, 2015 and 2014, amounts are included in earnings from equity investment in SABMiller. For further information, see Note 7. Investment in AB InBev/SABMiller.
Note 15. Income Taxes
Earnings before income taxes and provision for income taxes consisted of the following for the years ended December 31, 2016, 2015 and 2014:

(in millions)	2016	2015	2014
Earnings before income taxes:
United States	$21,867	$8,078	$7,763
Outside United States	(15)	—	11
Total	$21,852	$8,078	$7,774
Provision for income taxes:
Current:
Federal	$4,093	$2,516	$2,350
State and local	390	451	480
Outside United States	6	—	3
	4,489	2,967	2,833
Deferred:
Federal	3,102	(140)	(124)
State and local	20	8	(5)
Outside United States	(3)	—	—
	3,119	(132)	(129)
Total provision for income taxes	$7,608	$2,835	$2,704
Altria Group, Inc.’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2010 and forward, with years 2010 to 2013 currently under examination by the Internal Revenue Service (“IRS”) as part of an audit conducted in the ordinary course of business. With the exception of corresponding federal audit adjustments, state statutes of limitations generally remain open for the year 2012 and forward. Certain of Altria Group, Inc.’s state tax returns are currently under examination by various states as part of routine audits conducted in the ordinary course of business.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 was as follows:

(in millions)	2016	2015	2014
Balance at beginning of year	$158	$258	$227
Additions based on tax positions related to the current year	15	15	15
Additions for tax positions of prior years	29	57	29
Reductions for tax positions due to lapse of statutes of limitations	(4)	(4)	(2)
Reductions for tax positions of prior years	(28)	(86)	—
Settlements	(1)	(82)	(11)
Balance at end of year	$169	$158	$258
     Unrecognized tax benefits and Altria Group, Inc.’s consolidated liability for tax contingencies at December 31, 2016 and 2015 were as follows:

(in millions)	2016	2015
Unrecognized tax benefits	$169	$158
Accrued interest and penalties	23	14
Tax credits and other indirect benefits	(6)	(3)
Liability for tax contingencies	$186	$169
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2016 was $67 million, along with $102 million affecting deferred taxes. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2015 was $76 million, along with $82 million affecting deferred taxes.
Altria Group, Inc. recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

For the years ended December 31, 2016, 2015 and 2014, Altria Group, Inc. recognized in its consolidated statements of earnings $9 million, $(36) million and $14 million, respectively, of gross interest expense (income) associated with uncertain tax positions.
Altria Group, Inc. is subject to income taxation in many jurisdictions. Uncertain tax positions reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within the control of Altria Group, Inc. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $116 million.
The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal tax benefit	1.2	3.7	4.0
Uncertain tax positions	—	(0.8)	0.5
AB InBev/SABMiller dividend benefit	(0.6)	(0.5)	(2.3)
Domestic manufacturing deduction	(0.8)	(2.0)	(2.4)
Other	—	(0.3)	—
Effective tax rate	34.8%	35.1%	34.8%
The tax provision in 2016 included increased tax benefits associated with the cumulative SABMiller and AB InBev dividends and tax expense of $4.9 billion (approximately 35%) for the gain on the Transaction.
The tax provision in 2015 included net tax benefits of (i) $59 million from the reversal of tax reserves and associated interest due primarily to the closure in the third quarter of 2015 of the IRS audit of Altria Group, Inc. and its consolidated subsidiaries’ 2007-2009 tax years (“IRS 2007-2009 Audit”); and (ii) $41 million for Philip Morris International Inc. (“PMI”) tax matters discussed below, partially offset by the reversal of foreign tax credits primarily associated with SABMiller dividends that were recorded during the third quarter of 2015 ($41 million) and the fourth quarter of 2015 ($24 million). The tax provision in 2015 also included decreased recognition of foreign tax credits associated with SABMiller dividends.
The tax provision in 2014 included net tax benefits of (i) $14 million from the reversal of tax accruals no longer required that was recorded during the third quarter of 2014 ($19 million), partially offset by additional tax provisions recorded during the fourth quarter of 2014 ($5 million); and (ii) $2 million for Mondelēz International, Inc. (“Mondelēz”) tax matters discussed below.

Under tax sharing agreements between Altria Group, Inc. and its former subsidiaries Kraft Foods Inc. (now known as Mondelēz) and PMI, entered into in connection with the 2007 and 2008 spin-offs, respectively, Mondelēz and PMI are responsible for their respective pre-spin-off tax obligations. Altria Group, Inc., however, remained severally liable for Mondelēz’s and PMI’s pre-spin-off federal tax obligations pursuant to regulations governing federal consolidated income tax returns, and continued to include the pre-spin-off federal income tax reserves of Mondelēz and PMI in its liability for uncertain tax positions. As of December 31, 2015, there were no remaining pre-spin-off tax reserves for Mondelēz and PMI.
During 2015 and 2014, Altria Group, Inc. recorded net tax benefits of $41 million and $2 million, respectively, for PMI and Mondelēz tax matters, primarily relating to the IRS 2007-2009 Audit. These net tax benefits were offset by reductions of PMI and Mondelēz tax-related receivables, which were recorded as decreases to operating income in Altria Group, Inc.’s consolidated statements of earnings. Due to the respective offsets, the PMI and Mondelēz tax matters had no impact on Altria Group, Inc.’s net earnings for the years ended December 31, 2015 and 2014.
The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 31, 2016 and 2015:

(in millions)	2016	2015
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$952	$953
Settlement charges	1,446	1,393
Accrued pension costs	330	512
Net operating losses and tax credit carryforwards	288	335
Total deferred income tax assets	3,016	3,193
Deferred income tax liabilities:
Property, plant and equipment	(429)	(441)
Intangible assets	(4,032)	(3,968)
Investment in AB InBev/SABMiller	(5,546)	(1,794)
Finance assets, net	(708)	(909)
Other	(125)	(116)
Total deferred income tax liabilities	(10,840)	(7,228)
Valuation allowances	(240)	(260)
Net deferred income tax liabilities	$(8,064)	$(4,295)
At December 31, 2016, Altria Group, Inc. had estimated gross state tax net operating losses of $532 million that, if unused, will expire in 2017 through 2036, state tax credit carryforwards of $14 million that, if unused, will expire in 2017, and foreign tax credit carryforwards of $296 million that, if unused, will expire in 2020 through 2025. Realization of these benefits is dependent upon various factors such as generating sufficient taxable income in the applicable states and receiving sufficient amounts of lower-taxed foreign dividends from AB InBev. A valuation allowance of $240 million has been established for those benefits that more-likely-than-not will not be realized. Altria Group, Inc. may be

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

required to change the valuation allowance with respect to foreign tax credit carryforwards, based upon additional information to be received from AB InBev in 2017.
In the fourth quarter of 2016, Altria Group, Inc. retroactively adopted ASU No. 2015-17, which requires that deferred tax assets and liabilities be classified as noncurrent on a classified statement of financial position. As a result of the adoption, at December 31, 2015, current deferred income tax assets of approximately $1.2 billion were reclassified to noncurrent deferred income tax liabilities ($1.0 billion) and noncurrent deferred income tax assets ($0.2 billion) on Altria Group, Inc.’s consolidated balance sheet.
Note 16. Segment Reporting
At December 31, 2016, the products of Altria Group, Inc.’s subsidiaries include smokeable tobacco products, consisting of cigarettes manufactured and sold by PM USA and machine-made large cigars and pipe tobacco manufactured and sold by Middleton; smokeless tobacco products, which are manufactured and sold by USSTC; and wine produced and/or distributed by Ste. Michelle. The products and services of these subsidiaries constitute Altria Group, Inc.’s reportable segments of smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in all other.
Altria Group, Inc.’s chief operating decision maker (the “CODM”) reviews operating companies income to evaluate the performance of, and allocate resources to, the segments. Operating companies income for the segments is defined as operating income before general corporate expenses and amortization of intangibles. Interest and other debt expense, net, and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by the CODM. Information about total assets by segment is not disclosed because such information is not reported to or used by the CODM. Segment goodwill and other intangible assets, net, are disclosed in Note 4. Goodwill and Other Intangible Assets, net. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies.

Segment data were as follows:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Net revenues:
Smokeable products	$22,851	$22,792	$21,939
Smokeless products	2,051	1,879	1,809
Wine	746	692	643
All other	96	71	131
Net revenues	$25,744	$25,434	$24,522
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$7,768	$7,569	$6,873
Smokeless products	1,177	1,108	1,061
Wine	164	152	134
All other	(99)	(169)	(185)
Amortization of intangibles	(21)	(21)	(20)
General corporate expenses	(222)	(237)	(241)
Reductions of PMI and Mondelēz tax-related receivables	—	(41)	(2)
Corporate asset impairment and exit costs	(5)	—	—
Operating income	8,762	8,361	7,620
Interest and other debt expense, net	(747)	(817)	(808)
Loss on early extinguishment of debt	(823)	(228)	(44)
Earnings from equity investment in SABMiller	795	757	1,006
Gain on AB InBev/SABMiller business combination	13,865	5	—
Earnings before income taxes	$21,852	$8,078	$7,774
The smokeable products segment included net revenues of $22,199 million, $22,193 million and $21,363 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to cigarettes and net revenues of $652 million, $599 million and $576 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to cigars.
PM USA, USSTC and Middleton’s largest customer, McLane Company, Inc., accounted for approximately 25%, 26% and 27% of Altria Group, Inc.’s consolidated net revenues for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, Core-Mark Holding Company, Inc. accounted for approximately 14% and 10% of Altria Group, Inc.’s consolidated net revenues for the years ended December 31, 2016 and 2015, respectively. Substantially all of these net revenues were reported in the smokeable products and smokeless products segments. Sales to three distributors accounted for approximately 69%, 66% and 67% of net revenues for the wine segment for the years ended December 31, 2016, 2015 and 2014, respectively.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Details of Altria Group, Inc.’s depreciation expense and capital expenditures were as follows:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Depreciation expense:
Smokeable products	$93	$117	$112
Smokeless products	26	27	22
Wine	36	32	30
General corporate and other	28	28	24
Total depreciation expense	$183	$204	$188
Capital expenditures:
Smokeable products	$55	$56	$49
Smokeless products	52	113	40
Wine	59	42	46
General corporate and other	23	18	28
Total capital expenditures	$189	$229	$163
The comparability of operating companies income for the reportable segments was affected by the following:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: For the years ended December 31, 2016, 2015 and 2014, pre-tax expense (income) for NPM adjustment items was recorded in Altria Group, Inc.’s consolidated statements of earnings as follows:

(in millions)	2016	2015	2014
Smokeable products segment	$12	$(97)	$(43)
Interest and other debt expense, net	6	13	(47)
Total	$18	$(84)	$(90)
NPM adjustment items result from the settlement of, and determinations made in connection with, disputes with certain states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement (such settlements and determinations are referred to collectively as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 19. Contingencies). The amounts shown in the table above for the smokeable products segment were recorded by PM USA as increases (reductions) to cost of sales, which decreased (increased) operating companies income in the smokeable products segment.

▪Tobacco and Health Litigation Items: For the years ended December 31, 2016, 2015 and 2014, pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s consolidated statements of earnings as follows:

(in millions)	2016	2015	2014
Smokeable products segment	$88	$127	$27
General corporate	—	—	15
Interest and other debt expense, net	17	23	2
Total	$105	$150	$44
During 2016, PM USA recorded pre-tax charges of $88 million in marketing, administration and research costs, primarily related to settlements in the Miner and Aspinall cases totaling approximately $67 million, and $16 million related to a judgment in the Merino case. In addition, during 2016, PM USA recorded $17 million in interest costs primarily related to Aspinall. For further discussion, see Note 19. Contingencies.
During 2015, PM USA recorded pre-tax charges in marketing, administration and research costs related to tobacco and health judgments in seven state Engle progeny lawsuits and Schwarz of $59 million and $25 million, respectively, as well as $14 million and $9 million, respectively, in interest costs related to these cases. Additionally in 2015, PM USA and certain other cigarette manufacturers reached an agreement to resolve approximately 415 pending federal Engle progeny cases. As a result of the agreement, PM USA recorded a pre-tax provision of approximately $43 million in marketing, administration and research costs. For further discussion, see Smoking and Health Litigation in Note 19. Contingencies.
During 2014, Altria Group, Inc. and PM USA recorded an aggregate pre-tax charge of $31 million in marketing, administration and research costs for the estimated costs of implementing the corrective communications remedy in connection with the federal government’s lawsuit against Altria Group, Inc. and PM USA. For further discussion, see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit in Note 19. Contingencies.
▪Asset Impairment and Exit Costs: See Note 5. Asset Impairment, Exit and Implementation Costs for a breakdown of these costs by segment.
Note 17. Benefit Plans
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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

▪	Obligations and Funded Status: The benefit obligations, plan assets and funded status of Altria Group, Inc.’s pension and postretirement plans at December 31, 2016 and 2015 were as follows:

	Pension		Postretirement
(in millions)	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$8,011	$8,330	$2,392	$2,613
Service cost	76	86	17	18
Interest cost	281	337	77	100
Benefits paid	(440)	(431)	(135)	(141)
Actuarial losses (gains)	367	(317)	24	(192)
Termination and curtailment	13	—	5	—
Other	4	6	(16)	(6)
Benefit obligation at end of year	8,312	8,011	2,364	2,392
Change in plan assets:
Fair value of plan assets at beginning of year	6,706	7,297	—	—
Actual return on plan assets	678	(188)	—	—
Employer contributions	531	28	—	—
Benefits paid	(440)	(431)	—	—
Fair value of plan assets at end of year	7,475	6,706	—	—
Funded status at December 31	$(837)	$(1,305)	$(2,364)	$(2,392)
Amounts recognized on Altria Group, Inc.’s consolidated balance sheets were as follows:
Other accrued liabilities	$(32)	$(28)	$(147)	$(147)
Accrued pension costs	(805)	(1,277)	—	—
Accrued postretirement health care costs	—	—	(2,217)	(2,245)
	$(837)	$(1,305)	$(2,364)	$(2,392)
The table above presents the projected benefit obligation for Altria Group, Inc.’s pension plans. The accumulated benefit obligation, which represents benefits earned to date, for the pension plans was $8.0 billion and $7.7 billion at December 31, 2016 and 2015, respectively.
At December 31, 2016 and 2015, the accumulated benefit obligations were in excess of plan assets for all pension plans.
The Patient Protection and Affordable Care Act (“PPACA”), as amended by the Health Care and Education Reconciliation Act of 2010, mandates health care reforms with staggered effective dates from 2010 to 2020, including the imposition of an excise tax on high cost health care plans effective in 2020. The additional accumulated postretirement liability resulting from the PPACA, which is not material to Altria Group, Inc., has been included in Altria Group, Inc.’s accumulated postretirement benefit obligation at December 31, 2016 and 2015. Given the complexity of the PPACA and the extended time period during which implementation is expected to occur, future adjustments to Altria Group, Inc.’s accumulated postretirement benefit obligation may be necessary.
The following assumptions were used to determine Altria Group, Inc.’s pension benefit obligations at December 31:

	2016	2015
Discount rate	4.1%	4.4%
Rate of compensation increase	4.0	4.0

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The following assumptions were used to determine Altria Group, Inc.’s postretirement benefit obligations at December 31:

	2016	2015
Discount rate	4.1%	4.4%
Health care cost trend rate assumed for next year	7.0	6.5
Ultimate trend rate	5.0	5.0
Year that the rate reaches the ultimate trend rate	2022	2019

▪	Components of Net Periodic Benefit Cost: Net periodic benefit cost consisted of the following for the years ended December 31, 2016, 2015 and 2014:

	Pension			Postretirement
(in millions)	2016	2015	2014	2016	2015	2014
Service cost	$76	$86	$68	$17	$18	$15
Interest cost	281	337	345	77	100	107
Expected return on plan assets	(553)	(539)	(518)	—	—	—
Amortization:
Net loss	171	234	147	25	43	22
Prior service cost (credit)	5	7	10	(39)	(39)	(43)
Termination, settlement and curtailment	34	8	—	(2)	—	—
Net periodic benefit cost	$14	$133	$52	$78	$122	$101
Termination, settlement and curtailment shown in the table above primarily relate to the productivity initiative and facilities consolidation discussed in Note 5. Asset Impairment, Exit and Implementation Costs.
The amounts included in termination, settlement and curtailment in the table above were comprised of the following changes:

	Pension		Postretirement
(in millions)	2016	2015	2016
Benefit obligation	$23	$—	$11
Other comprehensive earnings/losses:
Net loss (earnings)	9	8	—
Prior service cost (credit)	2	—	(13)
	$34	$8	$(2)
Beginning in 2016, Altria Group, Inc. began using a spot rate approach to estimate the service and interest cost components of net periodic benefit costs by applying the specific spot rates along the yield curve to the relevant projected cash flows, as Altria Group, Inc. believes that this approach is a more precise estimate of service and interest cost. This change resulted in a decrease of approximately $70 million and $20 million to its 2016 pre-tax pension and postretirement net periodic benefit cost, respectively. Prior to 2016, Altria Group, Inc. estimated the service and interest cost components of net periodic benefit cost using a single weighted-average discount rate derived from the yield curve used to measure the pension and postretirement plans benefit obligations.
At December 31, 2014, Altria Group, Inc. updated its mortality assumptions to reflect longer life expectancy for its pension plan and postretirement plan participants, resulting in an increase of approximately $60 million and $10 million to its 2015 pre-tax pension and postretirement net periodic benefit cost, respectively.
The estimated net loss and prior service cost (credit) that are expected to be amortized from accumulated other comprehensive losses into net periodic benefit cost during 2017 is as follows:

(in millions)	Pension	Postretirement
Net loss	$200	$32
Prior service cost (credit)	4	(38)

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The following assumptions were used to determine Altria Group, Inc.’s net periodic benefit cost for the years ended December 31:

	Pension			Postretirement
	2016	2015	2014	2016	2015	2014
Discount rates:
Service cost	4.7%	4.1%	4.9%	4.5%	4.0%	4.8%
Interest cost	3.6	4.1	4.9	3.4	4.0	4.8
Expected rate of return on plan assets	8.0	8.0	8.0	—	—	—
Rate of compensation increase	4.0	4.0	4.0	—	—	—
Health care cost trend rate	—	—	—	6.5	7.0	7.0
Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have had the following effects as of December 31, 2016:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of postretirement service and interest cost	8.0%	(6.7)%
Effect on postretirement benefit obligation	6.4%	(5.4)%
▪Defined Contribution Plans: Altria Group, Inc. sponsors deferred profit-sharing plans covering certain salaried, non-union and union employees. Contributions and costs are determined generally as a percentage of earnings, as defined by the plans. Amounts charged to expense for these defined contribution plans totaled $93 million, $85 million and $82 million in 2016, 2015 and 2014, respectively.
▪Pension Plan Assets: Altria Group, Inc.’s pension plans investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Altria Group, Inc. believes that it implements the investment strategy in a prudent and risk-controlled manner, consistent with the fiduciary requirements of the Employee Retirement Income Security Act of 1974, by investing retirement plan assets in a well-diversified mix of equities, fixed income and other securities that reflects the impact of the demographic mix of plan participants on the benefit obligation using a target asset allocation between equity securities and fixed income investments of 55%/45%. The composition of Altria Group, Inc.’s plan assets at December 31, 2016 was broadly characterized as an allocation between equity securities (57%), corporate bonds (32%), U.S. Treasury and foreign government securities (8%) and all other types of investments (3%). Virtually all pension assets can be used to make monthly benefit payments.
Altria Group, Inc.’s pension plans investment objective is accomplished by investing in U.S. and international equity index strategies that are intended to mirror indices such as the Standard

& Poor’s 500 Index, Russell Small Cap Completeness Index, Research Affiliates Fundamental Index (“RAFI”) Low Volatility U.S. Index, and Morgan Stanley Capital International (“MSCI”) Europe, Australasia, and the Far East (“EAFE”) Index. Altria Group, Inc.’s pension plans also invest in actively managed international equity securities of large, mid and small cap companies located in developed and emerging markets, as well as long duration fixed income securities that primarily include corporate bonds of companies from diversified industries. The allocation to below investment grade securities represented 18% of the fixed income holdings or 8% of total plan assets at December 31, 2016. The allocation to emerging markets represented 3% of the equity holdings or 2% of total plan assets at December 31, 2016.
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
On January 1, 2016, Altria Group, Inc. retrospectively adopted ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share as a practical expedient. As a result of the adoption, certain investments have not been classified by level in the fair value table but are disclosed to permit reconciliation to the fair value of plan assets. Certain investments in the fair value table at December 31, 2015 have been reclassified to conform with the current year’s presentation.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The fair values of Altria Group, Inc.’s pension plan assets by asset category at December 31, 2016 and 2015 were as follows:

	2016				2015
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. and foreign government securities or their agencies:
U.S. government and agencies	$—	$444	$—	$444	$—	$331	$—	$331
U.S. municipal bonds	—	102	—	102	—	102	—	102
Foreign government and agencies	—	185	—	185	—	252	—	252
Corporate debt instruments:
Above investment grade	—	1,735	—	1,735	—	1,660	—	1,660
Below investment grade and no rating	—	602	—	602	—	502	—	502
Common stock:
International equities	1,076	—	—	1,076	907	—	2	909
U.S. equities	760	—	—	760	605	—	—	605
Registered investment companies	51	—	—	51	58	—	—	58
Other, net	91	33	13	137	16	58	13	87
	$1,978	$3,101	$13	$5,092	$1,586	$2,905	$15	$4,506
Investments measured at NAV as a practical expedient for fair value:
Common/collective trusts:
U.S. large cap				1,940				1,762
U.S. small cap				363				360
International developed markets				80				78
Fair value of plan assets, net				$7,475				$6,706
Level 3 holdings and transactions were immaterial to total plan assets at December 31, 2016 and 2015.
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

▪	Common Stock: Common stocks are valued based on the price of the security as listed on an open active exchange on last trade date.

▪	Registered Investment Companies: Investments in registered investment companies are valued at the closing NAV publicly reported on the last business day of the year.

▪
Common/Collective Trusts: Common/collective trusts consist of funds that are intended to mirror indices such as Standard & Poor’s 500 Index, Russell Small Cap Completeness Index and MSCI EAFE Index. They are valued on the basis of the relative interest of each participating investor in the fair value of the underlying assets of each of the respective common/collective trusts. The underlying assets are valued based on the NAV, which is provided by the investment account manager as a practical expedient to estimate fair value. In accordance with ASU No. 2015-07, these investments have not been classified by level but are disclosed to permit reconciliation to the fair value of plan assets.

▪Cash Flows: Altria Group, Inc. makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under IRS regulations. In September 2016, Altria Group, Inc. made voluntary contributions totaling $500 million to its pension plans. Currently, Altria Group, Inc. anticipates making employer contributions to its pension plans of approximately $30 million to $50 million in 2017 based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Estimated future benefit payments at December 31, 2016 were as follows:

(in millions)	Pension	Postretirement
2017	$456	$147
2018	461	149
2019	449	145
2020	456	143
2021	459	141
2022-2026	2,395	655
Comprehensive Earnings/Losses
The amounts recorded in accumulated other comprehensive losses at December 31, 2016 consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net loss	$(2,857)	$(581)	$(99)	$(3,537)
Prior service (cost) credit	(19)	195	—	176
Deferred income taxes	1,124	153	36	1,313
Amounts recorded in accumulated other comprehensive losses	$(1,752)	$(233)	$(63)	$(2,048)
The amounts recorded in accumulated other comprehensive losses at December 31, 2015 consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net loss	$(2,805)	$(588)	$(108)	$(3,501)
Prior service (cost) credit	(22)	231	—	209
Deferred income taxes	1,101	141	40	1,282
Amounts recorded in accumulated other comprehensive losses	$(1,726)	$(216)	$(68)	$(2,010)
The movements in other comprehensive earnings/losses during the year ended December 31, 2016 were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost:
Amortization:
Net loss	$171	$25	$18	$214
Prior service cost/credit	5	(39)	—	(34)
Other expense (income):
Net loss	9	—	—	9
Prior service cost/credit	2	(13)	—	(11)
Deferred income taxes	(69)	11	(7)	(65)
	118	(16)	11	113
Other movements during the year:
Net loss	(232)	(18)	(9)	(259)
Prior service cost/credit	(4)	16	—	12
Deferred income taxes	92	1	3	96
	(144)	(1)	(6)	(151)
Total movements in other comprehensive earnings/losses	$(26)	$(17)	$5	$(38)

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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 18. Additional Information

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Research and development expense	$203	$186	$167
Advertising expense	$27	$25	$30
Interest and other debt expense, net:
Interest expense	$754	$808	$857
Interest income	(13)	(4)	(2)
Interest related to NPM Adjustment Items	6	13	(47)
	$747	$817	$808
Rent expense	$53	$48	$52
     Minimum rental commitments and sublease income under non-cancelable operating leases in effect at December 31, 2016 were as follows:

(in millions)	Rental Commitments	Sublease Income
2017	$52	$5
2018	46	5
2019	35	5
2020	30	6
2021	24	6
Thereafter	72	15
	$259	$42
The activity in the allowance for discounts and allowance for returned goods for the years ended December 31, 2016, 2015 and 2014 was as follows:

(in millions)	2016		2015		2014
	Discounts	Returned Goods	Discounts	Returned Goods	Discounts	Returned Goods
Balance at beginning of year	$—	$68	$—	$46	$—	$41
Charged to costs and expenses	628	133	618	217	599	179
Deductions (1)	(628)	(152)	(618)	(195)	(599)	(174)
Balance at end of year	$—	$49	$—	$68	$—	$46
(1) Represents the recording of discounts and returns for which allowances were created.

Note 19. Contingencies
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
Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

may not be obtainable in all cases. This risk has been substantially reduced given that 47 states and Puerto Rico limit the dollar amount of bonds or require no bond at all. As discussed below, however, tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. States, including Florida, may also seek to repeal or alter bond cap statutes through legislation. Although Altria Group, Inc. cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria Group, Inc., or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.
Altria Group, Inc. and its subsidiaries record provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except to the extent discussed elsewhere in this Note 19. Contingencies: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Litigation defense costs are expensed as incurred.
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
Overview of Altria Group, Inc. and/or PM USA Tobacco-Related Litigation
Types and Number of Cases: Claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs; (ii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, including cases in which the aggregated claims of a number of individual plaintiffs are to be tried in a single proceeding; (iii) health care cost recovery cases brought by governmental (both domestic and foreign) plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits; (iv) class action suits alleging that the uses of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”); and (v) other tobacco-related litigation described below. Plaintiffs’ theories of recovery and the defenses raised in pending smoking and health, health care cost recovery and “Lights/Ultra Lights” cases are discussed below.
The table below lists the number of certain tobacco-related cases pending in the United States against PM USA(1) and, in some instances, Altria Group, Inc. as of December 31, 2016, 2015 and 2014:

	2016	2015	2014
Individual Smoking and Health Cases (2)	70	65	67
Smoking and Health Class Actions and Aggregated Claims Litigation (3)	5	5	5
Health Care Cost Recovery Actions (4)	1	1	1
“Lights/Ultra Lights” Class Actions	8	11	12
(1) Does not include 25 cases filed on the asbestos docket in the Circuit Court for Baltimore City, Maryland, which seek to join PM USA and other cigarette-manufacturing defendants in complaints previously filed against asbestos companies.
(2) Does not include 2,485 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. Also, does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (discussed below in Smoking and Health Litigation - Engle Class Action).
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
(4) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

▪International Tobacco-Related Cases: As of January 27, 2017, PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.
▪Tobacco-Related Cases Set for Trial: As of January 27, 2017, nine Engle progeny cases are set for trial through March 31, 2017. There are no individual smoking and health cases and no “Lights/Ultra Lights” class actions or medical monitoring cases against PM USA set for trial during this period. Cases against other companies in the tobacco industry are scheduled for trial during this period. Trial dates are subject to change.
▪Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 61 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 41 of the 61 cases. These 41 cases were tried in Alaska (1), California (7), Florida (10), Louisiana (1), Massachusetts (2), Mississippi (1), Missouri (4), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2). A motion for a new trial was granted in one of the cases in Florida and in the case in Alaska. In the Alaska case (Hunter), the trial court withdrew its order for a new trial upon PM USA’s motion for reconsideration. In December 2015, the Alaska Supreme Court reversed the trial court decision and remanded the case with directions for the trial court to reassess whether to grant a new trial. In March 2016, the trial court granted a new trial and PM USA filed a petition for review of that order with the Alaska Supreme Court, which the court denied in July 2016. The retrial began in October 2016. In November 2016, the court declared a mistrial after the jury failed to reach a verdict. The plaintiff subsequently moved for a new trial, which is scheduled to begin October 16, 2017. See Types and Number of Cases above for a discussion of the trial results in In re: Tobacco Litigation (West Virginia consolidated cases).
Of the 20 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 18 have reached final resolution. A verdict against PM USA in a purported “Lights” class action in Illinois (Price) was reversed and ultimately resolved in PM USA’s favor. See “Lights/Ultra Lights” Cases - State Trial Court Class Certifications Concluded in 2016 below for further discussion.
As of January 27, 2017, 105 state and federal Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision as follows: 58 verdicts were returned in favor of plaintiffs; 44 verdicts were returned in favor of PM USA. Three verdicts in favor of plaintiffs were partially or entirely reversed on appeal. See Smoking and Health Litigation - Engle Progeny Trial Court Results below for a discussion of these verdicts.

▪Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation): After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments and settlements (including related costs and fees) totaling approximately $473 million and interest totaling approximately $183 million as of December 31, 2016. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $82 million, interest totaling approximately $21 million and payment of approximately $43 million in connection with the Federal Engle Agreement, discussed below.
The changes in Altria Group, Inc.’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below are as follows:

(in millions)	2016	2015	2014
Accrued liability for tobacco and health litigation items at beginning of year	$132	$39	$3
Pre-tax charges for:
Tobacco and health judgments	21	84	11
Related interest costs	7	23	2
Agreement to resolve federal Engle progeny cases	—	43	—
Agreement to resolve Aspinall including related interest costs	32	—	—
Agreement to resolve Miner	45	—	—
Implementation of corrective communications remedy pursuant to the federal government’s lawsuit	—	—	31
Payments	(190)	(57)	(8)
Accrued liability for tobacco and health litigation items at end of year	$47	$132	$39
The accrued liability for tobacco and health litigation items, including related interest costs, was included in liabilities on Altria Group, Inc.’s consolidated balance sheets. Pre-tax charges for tobacco and health judgments, the agreement to resolve federal Engle progeny cases, the agreement to resolve the Aspinall case (excluding related interest costs of approximately $10 million), the agreement to resolve the Miner case and the implementation of the corrective communications remedy pursuant to the federal government’s lawsuit were included in marketing, administration and research costs on Altria Group, Inc.’s consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net on Altria Group, Inc.’s consolidated statements of earnings.
▪Security for Judgments: To obtain stays of judgments pending current appeals, as of December 31, 2016, PM USA has posted various forms of security totaling approximately $82 million, the majority of which has been collateralized with cash

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

deposits that are included in other assets on the consolidated balance sheet.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
▪Engle Progeny Cases: The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s Engle decision, expired in January 2008. As of January 27, 2017, approximately 2,600 state court cases were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 3,500 state court plaintiffs.  Because of a number of factors, including, but not limited to, docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the Federal Engle Agreement

(discussed below) resolved nearly all Engle progeny cases pending in federal court, as of January 27, 2017, approximately 14 cases were pending against PM USA in federal court representing the cases excluded from that agreement.
▪Agreement to Resolve Federal Engle Progeny Cases: In 2015, PM USA, R.J. Reynolds Tobacco Company (“R.J. Reynolds”) and Lorillard Tobacco Company (“Lorillard”) resolved approximately 415 pending federal Engle progeny cases (the “Federal Engle Agreement”). Under the terms of the Federal Engle Agreement, PM USA paid approximately $43 million. Federal cases that were in trial and those that previously reached final verdict were not included in the Federal Engle Agreement.
▪Engle Progeny Trial Results: As of January 27, 2017, 105 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Fifty-eight verdicts were returned in favor of plaintiffs and three verdicts (Graham, Skolnick and Calloway) that were initially returned in favor of plaintiffs were reversed on appeal and remain pending. Graham is now subject to en banc appellate review; Skolnick was remanded for a new trial; Calloway was reversed on an appellate finding that improper arguments by plaintiff’s counsel deprived defendants of a fair trial.
Forty-four verdicts were returned in favor of PM USA, of which 35 were state cases (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Russo (formerly Frazier), C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious, Szymanski, Hancock, D. Cohen, LaMotte, J. Campbell, Dombey, Haldeman, Blasco, Gonzalez, Banks, Surico, Baum, Bishop, Vila, McMannis, Collar, Suarez, Shulman, Ewing, E. Smith, Mooney, Chacon and Dubinsky) and 9 were federal cases (Gollihue, McCray, Denton, Wilder, Jacobson, Reider, Davis, Starbuck and Sowers). In addition, there have been a number of mistrials, only some of which have resulted in new trials as of January 27, 2017. The judgment in D. Cohen was subsequently reversed for a new trial. The juries in the Reider and Banks cases returned zero damages verdicts in favor of PM USA. The juries in the Weingart and Hancock cases returned verdicts against PM USA awarding no damages, but the trial court in each case granted an additur.
The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs (including Hancock, where the verdict originally was returned in favor of PM USA). The first chart lists such cases that are pending as of January 27, 2017; the second chart lists such cases that were pending within the previous 12 months, but that are now concluded.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Currently-Pending Engle Cases
________________________________________________________________________________________________________________________________
Plaintiff: Pardue
Date:     December 2016

Verdict:
An Alachua County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of approximately $5.9 million and allocating 25% of the fault to PM USA. The jury also awarded plaintiff $6.75 million in punitive damages against PM USA.

Post-Trial Developments:
In December 2016, the trial court entered final judgment in favor of plaintiff without a deduction for plaintiff’s comparative fault. In January 2017, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial or, in the alternative, for remittitur of the jury’s damages awards.
________________________________________________________________________________________________________________________________
Plaintiff: Martin
Date:     November 2016

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of approximately $5.4 million and allocating 46% of the fault to PM USA (an amount of approximately $2.48 million). The jury also awarded plaintiff $450,000 in punitive damages against PM USA.

Post-Trial Developments:
In December 2016, the trial court entered final judgment in favor of plaintiff with a deduction for plaintiff’s comparative fault and PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial. In January 2017, the trial court denied all post-trial motions.
________________________________________________________________________________________________________________________________
Plaintiff: Howles
Date:     November 2016

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of $4 million and allocating 50% of the fault to PM USA (an amount of $2 million). The jury also awarded plaintiff $3 million in punitive damages against PM USA.

Post-Trial Developments:
In November 2016, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial, which the court denied in December 2016. Also in December 2016, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal.
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

Post-Trial Developments:
In October 2016, PM USA and R.J. Reynolds filed motions to set aside the verdict and for a directed verdict.
________________________________________________________________________________________________________________________________
Plaintiff: Varner
Date:     July 2016

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA awarding compensatory damages of $1.5 million and

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

allocating 25% of the fault to PM USA (an amount of $375,000).

Post-Trial Developments:
In July 2016, the trial court entered final judgment in favor of plaintiff with a deduction for plaintiff’s comparative fault. In August 2016, PM USA filed motions to set aside the verdict and for a directed verdict, and plaintiff filed a motion for a new trial. In January 2017, the trial court denied all post-trial motions.
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

Post-Trial Developments:
In February 2016, the trial court entered final judgment against PM USA and R.J. Reynolds without any deduction for plaintiff’s

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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

Post-Trial Developments:
In November 2015, plaintiff filed a motion to enforce the parties’ pretrial stipulation of $2.3 million in economic damages, which the trial court granted. The plaintiff also filed a motion for an additur or, in the alternative, for a new trial and PM USA filed post-trial motions, including a motion concerning the proper form of judgment and for a new trial. In December 2015, the trial court granted

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

plaintiff’s motion for a new trial on damages and denied PM USA’s post-trial motions. In January 2016, PM USA filed a notice of appeal to the Florida First District Court of Appeal.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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

Post-Trial Developments:
In August 2015, the trial court denied all post-trial motions, including motions to set aside the verdict and for a new trial, and entered final judgment without any deduction for plaintiff’s comparative fault. In September 2015, PM USA filed a notice of appeal to the Florida Third District Court of Appeal and posted a bond in the amount of $5 million. In November 2016, the Florida Third District Court of Appeal issued a per curiam decision affirming the trial court’s judgment against PM USA. PM USA subsequently filed a motion seeking a written opinion, which the court denied in December 2016. In the fourth quarter of 2016, PM USA recorded a provision on its consolidated balance sheet of $16.9 million for the judgment plus interest and associated costs and increased the bond to $14.5 million.
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

Post-Trial Developments:
In March 2015, PM USA filed post-trial motions, including motions to set aside the partial verdict and for a new trial. In May 2015, the court denied all of PM USA’s post-trial motions and defendants filed a notice of appeal to the Florida Fourth District Court of Appeal. In January 2017, the defendants agreed to voluntarily dismiss their appeal in exchange for a full retrial and the court dismissed the case.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Post-Trial Developments:
In March 2015, PM USA filed various post-trial motions, including motions to set aside the verdict and motions for a new trial. In April 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. In June 2015, the trial court denied PM USA’s post-trial motions, and PM USA posted a bond in the amount of $5 million. PM USA also filed a notice of appeal to the Florida Fourth District Court of Appeal in June 2015. In January 2017, the Florida Fourth District Court of Appeal issued a decision largely affirming the trial court’s judgment against PM USA, but remanded the case to the trial court to amend the final judgment to apply the comparative fault deduction to the compensatory damages award.
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
Plaintiff: Boatright
Date:     November 2014

Verdict:
A Polk County jury returned a verdict against PM USA and Liggett Group awarding plaintiff $15 million in compensatory damages and

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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

Post-Trial Developments:
In October 2014, defendants filed a motion for judgment and a motion for a new trial. In November 2014, the trial court denied defendants’ post-trial motions and entered final judgment with a deduction for plaintiff’s comparative fault. Later in November 2014, defendants filed a notice of appeal to the Florida Second District Court of Appeal, and PM USA posted a bond in the amount of $370,318. In August 2016, the Florida Second District Court of Appeal affirmed the judgment entered in favor of the plaintiff. In September 2016, defendants filed a petition to invoke the discretionary jurisdiction of the Florida Supreme Court and the Florida Supreme Court stayed the proceedings pending final disposition in the Marotta case, discussed below under Engle Progeny Appellate Issues.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
________________________________________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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

Post-Trial Developments:
In August 2012, defendants moved to set aside the verdict and to enter judgment in accordance with their motion for directed verdict. Defendants also moved to reduce damages, which motion the court granted. The trial court granted defendants’ motion to set off the damages award by the amount of economic damages paid by third parties, which will reduce further any final award. In October 2012, the trial court entered final judgment with a deduction for plaintiff’s comparative fault (PM USA’s portion of the damages was approximately $700) and PM USA filed a motion to amend the judgment to award PM USA attorneys’ fees of approximately $20,000. In November 2012, both sides filed notices of appeal to the Florida Fourth District Court of Appeal. Plaintiff agreed to waive the bond for the appeal. In April 2015, the Florida Fourth District Court of Appeal affirmed the trial court’s verdict. In May 2015, plaintiff filed a motion for rehearing and for a written opinion and rehearing en banc, which the Court of Appeal denied in June 2015. In December 2016, plaintiff agreed not to pursue the judgment in exchange for PM USA not pursuing its fee award, thereby resolving the case.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
In Graham, an Engle progeny case against PM USA and R.J. Reynolds on appeal to the U.S. Court of Appeals for the Eleventh Circuit, in April 2015 the court, found in favor of defendants on the basis of federal preemption, reversing the trial court’s denial of judgment as a matter of law. Thereafter, plaintiff filed a petition for rehearing en banc, which the Eleventh Circuit granted in January 2016. The Eleventh Circuit directed the parties to file briefs and argue both the federal preemption and due process issues. Also in January 2016, in Marotta, a case against R.J. Reynolds on appeal to the Florida Fourth District Court of Appeal, the court rejected R.J. Reynolds’s federal preemption defense, but noted the conflict with Graham and certified the preemption question to the Florida Supreme Court. In March 2016, the Florida Supreme Court accepted review of Marotta. Argument was held in November 2016.
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
In Schoeff, an Engle progeny case against R.J. Reynolds, the Florida Fourth District Court of Appeal held that comparative fault findings should apply to reduce all compensatory damage awards, including awards based on intentional fraud claims. The

Florida Supreme Court accepted jurisdiction over plaintiff’s appeal of the Florida Fourth District Court of Appeal’s decision. Oral argument is scheduled for March 8, 2017.
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
The Florida Legislature is considering legislation that would repeal the 2009 appeal bond cap statute.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
As of January 27, 2017, PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.
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
In Donovan, filed in December 2006 in the U.S. District Court for the District of Massachusetts, plaintiffs purportedly brought the action on behalf of certain residents who had neither been diagnosed with lung cancer nor were under investigation by a physician for suspected lung cancer. The Supreme Judicial Court of Massachusetts, in answering questions certified to it by the district court, held that under certain circumstances state law recognizes a claim by individual smokers for medical monitoring despite the absence of an actual injury. The case was remanded to federal court for further proceedings. The district court granted in part plaintiffs’ motion for class certification, certifying the class as to plaintiffs’ claims for breach of implied warranty and violation of the Massachusetts Consumer Protection Act. As a remedy, plaintiffs proposed a 28-year medical monitoring program with a cost in excess of $190 million.
Both parties filed various motions, including motions for partial summary judgment and to exclude certain evidence. The district court granted PM USA’s motion for partial summary judgment holding that e-vapor products may not be deemed an alternative design for ordinary cigarettes. In 2016, PM USA ultimately prevailed at trial on the warranty claim and the Massachusetts Consumer Protection Act claim with final judgment entered in favor of PM USA in September 2016. Plaintiff did not appeal the judgment, concluding this litigation.
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
▪Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA and R.J. Reynolds and, with respect to the brands it acquired from R.J. Reynolds and Lorillard, ITG Brands, LLC (“ITG”), subject to a dispute discussed below with respect to some of the State Settlement Agreements) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the years ended December 31, 2016, 2015 and 2014, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements and the Fair and Equitable Tobacco Reform Act of 2004, which expired after the third quarter of 2014, was approximately $4.6 billion, $4.5 billion and $4.6 billion, respectively.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The revised NPM Adjustment provision in the settlement provides that, for 2015 and subsequent years, there is a potential downward adjustment to the PMs’ MSA payment relating to NPM sales on which state excise tax (“SET”) is paid.  Pursuant to such adjustment, each signatory state will pay an amount to the OPMs tied to the number of NPM cigarettes sold during the year at issue on which that state collected its SET (or, potentially, on which a comparable tax was collected) but on which that state did not collect escrow (“non-compliant NPM sales”). These payments will be made in the form of future reductions to MSA payments by the OPMs. This adjustment for SET-paid NPM sales is subject to certain exceptions and to a “safe harbor” under which a state does not owe any payment if the number or percentage of non-compliant NPM sales is below certain stated benchmarks.  In addition, the settlement further provides that the NPM Adjustment for 2015 and subsequent years will continue to apply to the signatory states, subject to certain defenses, but that those states will receive a partial liability reduction tied to the percentage of NPM sales nationwide during the year at issue on which either an MSA state has collected SET (or potentially a comparable tax is collected) or, potentially, Mississippi, Florida, Texas or Minnesota collected an equity fee (as defined in the settlement) on cigarettes sold by NPMs in those respective states.  The amount (if any) of the potential adjustments relating to SET-paid NPM sales for 2015 and 2016 and the amount of the partial liability reductions for 2015 and 2016 have not yet been determined. In addition, proceedings to determine the availability of and defenses to the 2015 and 2016 NPM Adjustments as to the signatory states will likely not take place for a considerable period of time. In the meantime, pursuant to the settlement, the OPMs and the signatory states have agreed to split the NPM Adjustment amount for 2015 and each subsequent year thereafter pending the ultimate outcome of the applicable proceedings. As a result, in the second quarter of 2016, approximately $43 million was returned to PM USA related to the 2015 NPM Adjustment. This amount was included in other liabilities on the condensed consolidated balance sheet at June 30, 2016 and, once the proceedings to determine the amount of the 2015 NPM Adjustment are concluded, it will either be paid to the signatory states or retained by PM USA (in each case, without interest) as part of the ultimately determined amount payable. The OPMs have agreed that the amounts they receive under the settlement for the 2013-2014 transition years and for subsequent years from the signatory states will be allocated among them pursuant to a formula that modifies the MSA allocation formula in a manner favorable to PM USA. The extent to which it remains favorable to PM USA will depend upon future developments, as well as upon the resolution of certain disputes among the OPMs discussed below.
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
In October 2015, PM USA, along with the other PMs, settled the 2004-2014 NPM Adjustment disputes with New York. The New York settlement is separate from the settlement with the 24 signatory states and is different from that settlement in certain respects. Pursuant to the New York settlement, PM USA received approximately $126 million for 2004-2014 in the form of a reduction to its MSA payment in 2016. PM USA previously recorded $126 million as a reduction to cost of sales in the third quarter of 2015 to reflect the New York settlement in its estimate of MSA expenses related to prior years. In addition, the New York settlement provides that the NPM Adjustment provision will be revised as to New York for the years after 2014. The revised provision with respect to NPM cigarettes on which New York SET is paid is largely similar to the revised provision in the settlement with the 24 signatory states with respect to an adjustment relating to SET-paid NPM sales. Based on the information provided by New York, no such adjustment is due for 2015.
As to other NPM cigarettes, the New York settlement provides that, in lieu of the NPM Adjustment provision for years after 2014, New York will make annual payments to the PMs tied to the number of NPM cigarettes on which New York did not collect SET that were sold on or through Native American reservations located in New York (or otherwise met the standard in the settlement agreement) during the year at issue to New York consumers (“Tribal NPM Packs”). These annual payments will be made in the form of reductions to future MSA payments by the PMs, beginning with the MSA payment in 2017. The OPMs have agreed that the amounts they receive under the New York settlement for the years after 2014 will be allocated among them pursuant to a formula that modifies the MSA allocation formula in a manner favorable to PM USA, although the extent to which it remains favorable to PM USA will depend upon future developments, as well as upon the resolution of certain disputes among the OPMs discussed below. Under the New York settlement, in return for the payments described above and other consideration described in the New York settlement, the PMs have released New York from the NPM Adjustment provision for all years except as provided in the New York settlement.
The number of Tribal NPM Packs sold in a given year will be determined by an investigative firm based on information provided by the PMs and New York and by the investigative

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

firm’s own research and activities (the “investigative proceeding”). The investigative firm’s determination of the number of Tribal NPM Packs sold in a given year will apply for that year as well as for the following year, with the result that an investigative proceeding is expected to be held every two years. Accordingly, the number of Tribal NPM Packs determined by the investigative firm to have been sold during 2015 (which is expected to result in a reduction of the PMs’ MSA payments due in April 2017) will also apply to 2016 (which is expected to result in a reduction of the PMs’ MSA payments due in April 2018). While an investigative proceeding to determine the number of Tribal NPM Packs sold during 2015 has been commenced, PM USA does not expect a determination by the investigative firm until later in the first quarter of 2017.
In connection with the investigative proceeding, PM USA recorded for the years 2015 and 2016 a $58 million reduction to cost of sales in the fourth quarter of 2016. This amount represents PM USA’s estimate, based on information submitted by the PMs and New York to the investigative firm, of the minimum number of Tribal NPM Packs that the investigative firm is likely to find were sold during 2015 and the related reductions to PM USA’s MSA payments in April 2017 and April 2018. Depending upon whether the investigative firm’s determination of the number of Tribal NPM Packs sold during 2015 is greater or lower than PM USA’s estimate, PM USA will respectively record later in 2017 either an additional reduction in cost of sales or an increase in cost of sales.
2003 and Subsequent NPM Adjustment Disputes - Continuing Disputes with Non-Signatory States other than New York: PM USA has continued to pursue the NPM Adjustments for 2003 and subsequent years with respect to the non-signatory states other than New York. Under the MSA, once all conditions for the NPM Adjustment for a particular year are met (including the condition that the disadvantages of the MSA were a “significant factor” contributing to the PMs’ collective loss of market share), each state may avoid an NPM Adjustment to its share of the PMs’ MSA payments for that year by establishing that it diligently enforced a qualifying escrow statute during the entirety of that year. Such a state’s share of the NPM Adjustment would then be reallocated to any states that are found not to have diligently enforced for that year. For 2003-2014, all conditions for the NPM Adjustment have been met, either by determination or agreement among the parties (although the parties’ agreement provides that the “significant factor” condition for 2014 will become effective in February 2017). Whether the “significant factor” condition for 2015 has been met has not yet been resolved.
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
In April 2014, a Pennsylvania state trial court denied Pennsylvania’s motion to vacate the arbitration panel’s ruling that Pennsylvania had not diligently enforced, but granted Pennsylvania’s motion to modify, with respect to Pennsylvania, the pro rata judgment reduction. In April 2015, a Pennsylvania intermediate appellate court affirmed the trial court’s modification, with respect to Pennsylvania, of the pro rata judgment reduction. In December 2015, the Supreme Court of Pennsylvania denied PM USA’s petition for further judicial review of the Pennsylvania intermediate appellate court decision. Because the Pennsylvania state trial court ruling preceded PM

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

USA’s 2014 MSA payment date, the total 2014 MSA payment credit PM USA received on account of the 2003 NPM Adjustment from the four states was reduced from $108 million to $79 million, and the interest PM USA received from the four states was $48 million rather than the $66 million in interest to which PM USA believed it would be entitled from those four states. As a result of the denial by the Supreme Court of Pennsylvania of PM USA’s petition for review of the intermediate appellate court ruling on the modification of the pro rata judgment reduction method, PM USA reversed $29 million of the reduction to cost of sales and $13 million of the interest income that had been previously recorded in respect of Pennsylvania for the 2003 NPM Adjustment, which reduced its reported pre-tax earnings by approximately $42 million in the fourth quarter of 2015. In April 2016, PM USA filed a petition for writ of certiorari with the United States Supreme Court, which was denied in October 2016.
In July 2014, a Maryland state trial court denied both Maryland’s motion to vacate the arbitration panel’s ruling that Maryland had not diligently enforced and Maryland’s motion to vacate or modify the pro rata judgment reduction. In October 2015, a Maryland intermediate appellate court reversed the Maryland trial court’s ruling on the pro rata judgment reduction method and applied a judgment reduction method that is more favorable to the state. PM USA sought further discretionary review of this decision in the Maryland Court of Appeals but, in February 2016, the Court of Appeals denied PM USA’s petition. As a result, PM USA returned approximately $12 million of the 2003 NPM Adjustment and $7 million of the interest it received (plus interest on those amounts). In addition, PM USA recorded a corresponding reduction to its pre-tax earnings in the first quarter of 2016. In June 2016, PM USA filed a petition for writ of certiorari with the United States Supreme Court, which was denied in October 2016.
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
In June 2015, PM USA entered into an agreement with 17 of the non-signatory states to form an arbitration panel to conduct an arbitration regarding the 2004 NPM Adjustment. Pursuant to that agreement, in July 2015 PM USA and the 17 states each appointed its respective side’s arbitrator for that arbitration panel. In December 2015, the two appointed arbitrators selected the third arbitrator for a three-arbitrator panel required by the MSA. Other PMs declined to participate in appointing the arbitrators, and instead filed motions in courts in each of the 17 states seeking to compel these states to participate in an arbitration of the 2004 NPM Adjustment dispute between the states and the PMs that would also include disputes solely between the OPMs regarding the allocation of NPM Adjustments as between them (the “inter-company disputes”). Several of the 17 states and PM USA filed cross-motions objecting to the motions filed by the other PMs and seeking to confirm the arbitrators selected by them in July 2015 as properly selected pursuant to the MSA to resolve the 2004 NPM Adjustment dispute between the 17 states and the PMs. PM USA, the 17 states and the other PMs resolved these disputes, and the 2004 diligent enforcement arbitration is underway before two separate arbitration panels, with certain states’ claims of diligent enforcement to be decided by one panel and certain other states’ claims of diligent enforcement decided by the other panel. These

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

two arbitration panels have two arbitrators in common. As part of the resolution of these disputes, the OPMs have agreed that the inter-company disputes will be heard by a separate arbitration panel. In addition, Wisconsin, Pennsylvania and Maryland have agreed to join in the 2004 diligent enforcement arbitration. In November 2016, New Mexico was ordered by its trial court to join the arbitration. New Mexico has appealed the decision.
Proceedings regarding diligent enforcement claims for 2005 and subsequent years have not yet been scheduled. No assurance can be given as to when proceedings for 2005 and subsequent years will be scheduled or the precise form those proceedings will take.
The independent auditor has calculated that PM USA’s share of the maximum potential NPM Adjustments for 2004-2015 is (exclusive of interest or earnings): $388 million for 2004, $181 million for 2005, $154 million for 2006, $185 million for 2007, $250 million for 2008, $211 million for 2009, $218 million for 2010, $166 million for 2011, $210 million for 2012, $218 million for 2013, $241 million for 2014 and $289 million for 2015. These maximum amounts will be reduced by a judgment reduction to reflect the settlement with the signatory states (for 2004-2014) and the New York settlement. The judgment reduction for the 2004 and subsequent NPM Adjustments has not yet been determined. In addition, these maximum amounts may also be further reduced by other developments, including agreements that may be entered in the future, disputes that may arise or recalculation of the NPM Adjustment amounts by the independent auditor. Further, the maximum amount for 2004 may also be reduced due to a dispute raised by another OPM regarding the allocation of the maximum potential 2004 NPM Adjustment among the OPMs. In addition, as discussed below, PM USA believes that the amount shown above as PM USA’s share of the maximum potential NPM Adjustment for 2015 was incorrectly calculated by the independent auditor, and that PM USA’s correct share is higher. Finally, PM USA’s recovery of these amounts, even as reduced, is dependent upon subsequent determinations of state diligent enforcement claims, and is subject (in the case of signatory states found non-diligent) to the partial liability reduction under the settlement. The availability and amount of any NPM Adjustment for 2004 and subsequent years will not be finally determined in the near term. There is no assurance that PM USA will ultimately receive any adjustment as a result of these proceedings. PM USA’s receipt of amounts on account of the 2003 NPM Adjustment and interest from non-signatory states does not provide any assurance that PM USA will receive any NPM Adjustment amounts (or associated interest or earnings) for 2004 or any subsequent year. PM USA may enter into settlement discussions regarding the NPM Adjustment disputes with any state if PM USA believes it is in its best interests to do so.
▪Other Disputes Under the State Settlement Agreements: The payment obligations of the tobacco product manufacturers that are parties to the State Settlement Agreements, as well as the allocations of any NPM Adjustments received by them pursuant to the MSA or the settlements of NPM Adjustment disputes with certain states described above, as calculated by the independent auditor, have been and may continue to be affected by R.J. Reynolds’s acquisition of Lorillard and the related assignment of certain cigarette brands by R.J. Reynolds to ITG (the “RJR-Lorillard-ITG transaction”). For example, R.J. Reynolds and ITG have taken the position that they do not have to make payments on those brands under the Florida, Minnesota and Texas State Settlement Agreements or include those brands in their reported volumes or profits for purposes of certain calculations under the State Settlement Agreements. PM USA believes that the position taken by R.J. Reynolds and ITG violates the State Settlement Agreements and applicable law. In that regard, PM USA disputes several calculations made by the independent auditor since the RJR-Lorillard-ITG transaction. In particular, PM USA believes that the independent auditor’s calculations incorrectly increased PM USA’s payments for 2015 due to Mississippi, Florida, Texas and Minnesota under their State Settlement Agreements by at least $42 million and for 2016 by an amount that cannot yet be determined because the final 2016 payment amounts have not been calculated by the independent auditor (see below for a discussion of the portion of these improperly increased payments attributable to the Florida Settlement Agreement). PM USA further believes that such payments due to those states for subsequent years may also be incorrectly increased by amounts that will depend on the independent auditor’s future calculations.
In January 2017, PM USA and the State of Florida each filed in Florida state court a motion against R.J. Reynolds and ITG to enforce the Florida State Settlement Agreement with respect to their failure to make payments to Florida on the assigned brands and failure to include those brands in their reported volumes and profits for purposes of certain calculations under the Florida State Settlement Agreement. PM USA believes that, as a result of these failures by R.J. Reynolds and ITG, its settlement payments to Florida have been improperly increased by over $13 million.
In addition to the disputes noted above, PM USA believes that the calculations by the independent auditor have resulted in an improper decrease of PM USA’s share of the 2015 NPM Adjustment pursuant to the MSA and the settlements of the NPM Adjustment disputes and may result in improper decreases of its share for subsequent years, although the amounts of such decreases depend on a number of factors that cannot be determined at this time. PM USA cannot provide any assurance that it will be successful in any such disputes that it has raised or may raise.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
The court did not impose monetary penalties on defendants, but ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message or health descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “light” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to ETS; (vi) the disclosure on defendants’ public document websites and in the Minnesota document repository of all documents produced to the government in the lawsuit or produced in any future court or administrative action concerning smoking and health until 2021, with certain additional requirements as to documents withheld from production under a claim of privilege or confidentiality; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedule as defendants now follow in disclosing such data to the Federal Trade Commission (“FTC”) for a period of 10 years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette businesses within the United States; and (ix) payment of the government’s costs in bringing the action.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
In May 2015, the U.S. Court of Appeals affirmed in part and reversed in part, concluding that certain portions of the statements exceeded the district court’s jurisdiction under RICO, but upheld other portions challenged by defendants. The Court of Appeals remanded the case to the trial court for further proceedings. In July 2015, the government filed a petition for panel rehearing, which the U.S. Court of Appeals denied on August 2015. In October 2015, the district court ordered further briefing on the content of the corrective communications reversed by the U.S. Court of Appeals and any implementation changes the parties propose. In February 2016, the U.S. District Court for the District of Columbia issued an order on the content of the corrective communications and ordered the parties to submit proposed changes to the consent order on the implementation details, which the parties jointly submitted and the court approved in April 2016. Also in April 2016, defendants filed a notice of appeal to the U.S. Court of Appeals for the District of Columbia Circuit on the content of the corrective communications. In May 2016, defendants filed a notice of appeal of the consent order for the purpose of perfecting the appeal of the district court’s February 2016 order on the content of the corrective communications. Oral argument is scheduled for February 14, 2017 on defendants’ appeal.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

of approximately $3.1 million into the district court in installments over a five-year period.
“Lights/Ultra Lights” Cases
▪Overview: Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of January 27, 2017, a total of 8 such cases are pending in various U.S. state courts.
▪The Good Case and Federal Multidistrict Proceeding: In Good, a purported “Lights” class action, the United States Supreme Court ruled in December 2008 that plaintiffs’ claims are not preempted by the Federal Cigarette Labeling and Advertising Act (“FCLAA”). The case was returned to federal court in Maine and consolidated with other federal cases in a multidistrict litigation (“MDL”) proceeding. In June 2011, the plaintiffs voluntarily dismissed the Good case without prejudice. The other multidistrict cases were either voluntarily dismissed or resolved in a manner favorable to PM USA.
▪“Lights” Cases Dismissed, Not Certified or Ordered De-Certified: As of January 27, 2017, in addition to the federal MDL proceeding discussed above, 20 courts in 21 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.
▪State Trial Court Class Certifications: State trial courts have certified classes against PM USA in several jurisdictions. Over time, several such cases have been dismissed by the courts at the summary judgment stage. One certified class action remains pending on appeal.
Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiffs’ motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995-2003. In June 2010, PM USA’s motion for partial summary judgment regarding plaintiffs’ request for punitive damages was denied. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). The plaintiffs’ motion was denied in December 2010. In

June 2011, PM USA filed various summary judgment motions challenging the plaintiffs’ claims. In August 2011, the trial court granted PM USA’s motion for partial summary judgment, ruling that plaintiffs could not present a damages claim based on allegations that Marlboro Lights are more dangerous than Marlboro Reds. The trial court denied PM USA’s remaining summary judgment motions. Trial in the case began in September 2011 and, in October 2011, the court declared a mistrial after the jury failed to reach a verdict. In January 2014, the trial court reversed its prior ruling granting partial summary judgment against plaintiffs’ “more dangerous” claim and allowed plaintiffs to pursue that claim. In October 2014, PM USA filed motions to decertify the class and for partial summary judgment on plaintiffs’ “more dangerous” claim, which the court denied in June 2015. Upon retrial, in April 2016, the jury returned a verdict in favor of PM USA. In May 2016, plaintiffs filed a motion for a new trial, which PM USA opposed in June 2016. In August 2016, the trial court denied plaintiffs’ motion for a new trial, plaintiffs filed a notice of appeal and PM USA cross-appealed. In November 2016, the court of appeals dismissed PM USA’s cross-appeal without prejudice upon joint motion of the parties.

▪	State Trial Court Class Certifications Concluded in 2016:
Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In September 2013, plaintiffs filed a motion for partial summary judgment on the scope of remedies available in the case, which the Massachusetts Superior Court denied in February 2014, concluding that plaintiffs cannot obtain disgorgement of profits as an equitable remedy and that their recovery is limited to actual damages or $25 per class member if they cannot prove actual damages greater than $25. Trial began in October 2015 and concluded in November 2015. In February 2016, the trial court issued its “Findings of Fact and Conclusions of Law,” and awarded statutory damages of $25 per class member, for a total of $4.9 million, plus interest, attorneys’ fees and costs. In April 2016, subject to the court’s approval, the parties agreed to settle all claims for approximately $32 million. In the first quarter of 2016, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $32 million for the judgment plus interest and associated costs. In May 2016, PM USA paid approximately $32 million to plaintiffs’ escrow agent. In September 2016, the court approved the settlement in which PM USA agreed to pay approximately $15.3 million to the class and $16.5 million in attorneys’ fees and costs, and dismissed the case with prejudice, concluding this litigation.
Miner: In March 2013, plaintiffs filed a class certification motion. In November 2013, the trial court granted class certification. The certified class includes those individuals who, from November 1, 1971 through June 22, 2010, purchased Marlboro Lights and Marlboro Ultra Lights for personal consumption in Arkansas. PM USA filed a notice of appeal of the class certification ruling to the Arkansas Supreme Court in December 2013. In February 2015, the Arkansas Supreme Court affirmed the trial court’s class certification order. In May 2015, PM USA filed a motion for partial summary judgment seeking to

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

foreclose any recovery for cigarette purchases prior to 1999, when a private right of action was added to the consumer protection statute under which plaintiffs are suing. The trial court denied the motion in July 2015. In June 2016, the trial court granted PM USA’s motion for partial summary judgment to limit any damages claimed by the plaintiffs’ class to purchases made prior to May 2003. In July 2016, the parties agreed to settle all claims for $45 million. In the third quarter of 2016, PM USA recorded a provision on its condensed consolidated balance sheet of $45 million. In November 2016, the trial court granted final approval of the settlement, concluding this litigation. In December 2016, PM USA paid $45 million to plaintiff’s escrow agent.
Price: Trial in Price commenced in state court in Illinois in January 2003 and, in March 2003, the judge found in favor of the plaintiff class and awarded $7.1 billion in compensatory damages and $3 billion in punitive damages against PM USA. In December 2005, the Illinois Supreme Court reversed the trial court’s judgment in favor of the plaintiffs. In November 2006, the United States Supreme Court denied plaintiffs’ petition for writ of certiorari and, in December 2006, the Circuit Court of Madison County dismissed the case with prejudice. In December 2008, plaintiffs filed with the trial court a petition for relief from the final judgment that was entered in favor of PM USA. In February 2012, plaintiffs filed an amended petition asking the trial court to reinstate the original judgment, which the court denied in December 2012. On appeal, in April 2014, the Fifth Judicial District reversed and ordered reinstatement of the original $10.1 billion trial court judgment against PM USA. In September 2014, the Illinois Supreme Court granted PM USA’s motion for leave to appeal. In November 2015, the Illinois Supreme Court vacated the Fifth Judicial District’s decision and dismissed the cause of action without prejudice to plaintiffs to file a motion to recall the mandate in the Illinois Supreme Court. In November 2015, the plaintiffs filed a motion in the Illinois Supreme Court seeking to recall the 2005 mandate issued in PM USA’s favor, which the court denied. The litigation concluded in June 2016 after the United States Supreme Court denied plaintiffs’ petition for writ of certiorari.
▪Other Developments: In Oregon (Pearson), a state court in October 2006 denied plaintiffs’ motion for interlocutory review of the trial court’s refusal to certify a class. The denial was ultimately affirmed on appeal and the case was remanded to the trial court to adjudicate the claims of the individual plaintiffs. In April 2016, the parties agreed to settle plaintiffs’ individual claims for an aggregate amount of $30,000 and, pursuant to that settlement, the parties filed a stipulation of voluntary dismissal with prejudice with the Circuit Court of Multnomah County. This litigation has concluded.
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
Certain Other Tobacco-Related Litigation
▪Ignition Propensity Cases: PM USA and Altria Group, Inc. are currently facing litigation alleging that a fire caused by cigarettes led to individuals’ deaths.  In a Kentucky case (Walker), the federal district court denied plaintiffs’ motion to remand the case to state court and dismissed plaintiffs’ claims in February 2009. Plaintiffs subsequently filed a notice of appeal. In October 2011, the U.S. Court of Appeals for the Sixth Circuit reversed the portion of the district court decision that denied remand of the case to Kentucky state court and remanded the case to Kentucky state court. The Sixth Circuit did not address the merits of the district court’s dismissal order. Defendants’ petition for rehearing with the Sixth Circuit was denied in December 2011. Defendants filed a renewed motion to dismiss in state court in March 2013. Based on new evidence, in June 2013, defendants removed the case for a second time to the U.S. District Court for the Western District of Kentucky and re-filed their motion to dismiss in June 2013. In July 2013, plaintiffs filed a motion to remand the case to Kentucky state court, which was granted in March 2014. In November 2016, defendants filed renewed motions to dismiss the case.
▪False Claims Act Case: PM USA is a defendant in a qui tam action filed in the U.S. District Court for the District of Columbia (United States ex rel. Anthony Oliver) alleging violation of the False Claims Act in connection with sales of cigarettes to the U.S. military. The relator contends that PM USA violated “most favored customer” provisions in government contracts and regulations by selling cigarettes to non-military customers in overseas markets at more favorable prices than it sold to the U.S. military exchange services for resale on overseas military bases in those same markets. The relator has dropped Altria Group, Inc. as a defendant and has dropped claims related to post-MSA price increases on cigarettes sold to the U.S. military. In July 2012, PM USA filed a motion to dismiss, which was granted on jurisdictional grounds in June 2013, and the case was dismissed with prejudice. In July 2013, the relator appealed the dismissal to the U.S. Court of Appeals for the District of Columbia Circuit. In August 2014, the U.S. Court of Appeals reversed the jurisdictional issue and remanded the case to the district court for further proceedings, including consideration of PM USA’s alternative grounds for dismissal. In October 2014, PM USA filed a second motion to dismiss in the U.S. District Court for the District of Columbia for lack of subject matter jurisdiction based on issues left unresolved by the opinion of the U.S. Court of Appeals for the District of Columbia Circuit. In April 2015, the district court granted PM USA’s second motion to dismiss for lack of subject matter jurisdiction and again dismissed the case with prejudice. The relator appealed the latest dismissal to the U.S. Court of Appeals for the District of Columbia Circuit in May

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

2015. In June 2016, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the dismissal of the case on jurisdictional grounds. In July 2016, the relator filed a petition for rehearing or rehearing en banc. In September 2016, the U.S. Court of Appeals for the District of Columbia Circuit denied the petition for rehearing. Plaintiffs did not file a certiorari petition in the United States Supreme Court within the required time, and the case is thus concluded.
▪Argentine Grower Cases: PM USA and Altria Group, Inc. were sued in six cases (Hupan, Chalanuk, Rodriguez Da Silva, Aranda, Taborda and Biglia) filed in Delaware state court against multiple defendants by the parents of Argentine children born with alleged birth defects. Plaintiffs in these cases allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., an alleged subsidiary of PMI, and that they and their infant children were exposed directly and in utero to Monsanto Company’s (“Monsanto”) Roundup herbicide during the production and cultivation of tobacco. Plaintiffs seek compensatory and punitive damages against all defendants. Altria Group, Inc. and certain other defendants were dismissed from the Hupan, Chalanuk, Rodriguez Da Silva, Aranda, Taborda and Biglia cases. The three remaining defendants in the six cases were PM USA, Philip Morris Global Brands Inc. (a subsidiary of PMI) and Monsanto. Following discussions regarding indemnification for these cases pursuant to the Distribution Agreement between PMI and Altria Group, Inc., PMI and PM USA agreed to resolve conflicting indemnity demands after final judgments are entered. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement. In April 2014, all three defendants in the Hupan case filed motions to dismiss for failure to state a claim, and PM USA and Philip Morris Global Brands filed separate motions to dismiss based on the doctrine of forum non conveniens. All proceedings in the other five cases were stayed pending the court’s resolution of the motions to dismiss filed in Hupan. In November 2015, the trial court granted PM USA’s motion to dismiss on forum non conveniens grounds. Plaintiffs filed a motion for clarification or re-argument in December 2015, which the court denied in August 2016. Later in August 2016, PM USA and Philip Morris Global Brands moved for entry of final judgment in the Hupan case and also moved to lift the stays in the other five cases for the limited purpose of entering final judgment of dismissal in those cases as well based on the forum non conveniens decision in Hupan. The court granted those motions in September 2016, and entered final judgment of dismissal in all six cases. In October 2016, plaintiffs filed their notice of appeal to the Delaware Supreme Court.
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
Second, UST and/or its tobacco subsidiaries have been named in a number of other individual tobacco and health suits over time. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. In July 2016, USSTC and Altria Group, Inc. were named as defendants, along with other named defendants, in one such case in California (Gwynn).  In August 2016, defendants removed the case to federal court. In September 2016, plaintiffs filed a motion to remand the case back to state court, which the court granted in January 2017.
Nu Mark Patent Litigation
In April 2016, Fontem Ventures B.V. and Fontem Holdings 1 B.V., both subsidiaries of ITG, sued Nu Mark for alleged patent infringement in the U.S. District Court for the Central District of California.  The suit alleged that Nu Mark’s MarkTen, MarkTen XL and Green Smoke products infringe one or more claims under eight separate Fontem patents for e-vapor products.  The suit sought recovery of an unspecified amount of money damages for alleged past infringement and an injunction against future infringement, which injunction may have resulted in Nu Mark being enjoined from marketing one or more of the products at issue in the suit. In June and July 2016, Nu Mark filed multiple inter partes review petitions with the U.S. Patent Trial and Appeal Board challenging the validity of all patents and claims asserted against it in the lawsuit on multiple grounds.
In June 2016, the same Fontem entities filed a second lawsuit against Nu Mark in the U.S. District Court for the Central District of California asserting infringement of eight additional e-vapor patents that have issued since the filing of the first case in April 2016. The second case involved the same Nu Mark products as the first case, and likewise sought recovery of an unspecified amount of money damages for alleged past infringement and an injunction against future infringement. In June 2016, Nu Mark filed a motion to transfer venue of both lawsuits from California to the Middle District of North Carolina, which the court granted in August 2016. Between August and November 2016, Nu Mark filed multiple inter partes review petitions with the U.S. Patent Trial and Appeal Board challenging the validity of all patents and claims asserted against it in the second lawsuit. In December 2016, the parties entered into a settlement and license agreement, resulting in the dismissal of the litigation and termination of all

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

pending inter partes review proceedings.  Under the terms of the agreement, in January 2017, Nu Mark made an upfront payment of $21 million and will make future royalty payments in amounts that Altria Group, Inc. does not expect to be material.  In the fourth quarter of 2016, Nu Mark recorded a provision on its consolidated balance sheet of $21 million.
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
Guarantees and Other Similar Matters
In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At December 31, 2016, Altria Group, Inc. and certain of its subsidiaries (i) had $59 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for $25 million of guarantees, consisting primarily of surety bonds, related to their own performance; and (iii) had a redeemable noncontrolling interest of $38 million recorded on its consolidated balance sheet. In addition, from time to time, subsidiaries of Altria Group, Inc. issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.
Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the “Distribution Agreement”), entered into as a result of Altria Group, Inc.’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its consolidated balance sheet at December 31, 2016 as the fair value of this indemnification is insignificant.
As more fully discussed in Note 20. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program.
Redeemable Noncontrolling Interest
In September 2007, Ste. Michelle completed the acquisition of Stag’s Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which Ste. Michelle holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars, Ste. Michelle entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require Ste. Michelle to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori’s initial investment of $27 million. The put arrangement became exercisable in September 2010 and has no expiration date. As of December 31, 2016, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized on the consolidated balance sheet for the put arrangement.
The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because redemption is outside of the control of Ste. Michelle. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section on the consolidated balance sheets at December 31, 2016 and 2015.
Note 20. Condensed Consolidating Financial Information
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
At December 31, 2016, the respective principal 100% owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
The following sets forth the condensed consolidating balance sheets as of December 31, 2016 and 2015, condensed consolidating statements of earnings and comprehensive earnings for the years ended December 31, 2016, 2015 and 2014, and condensed consolidating statements of cash flows for the years ended December 31, 2016, 2015 and 2014 for Altria Group, Inc., PM USA and, collectively, Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the Securities and Exchange Commission (“SEC”) interpretation and application of Rule 3-10 of SEC Regulation S-X.
The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Balance Sheets
(in millions of dollars)
____________________________

at December 31, 2016	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$4,521	$1	$47	$—	$4,569
Receivables	—	8	143	—	151
Inventories:
Leaf tobacco	—	541	351	—	892
Other raw materials	—	111	53	—	164
Work in process	—	3	509	—	512
Finished product	—	112	371	—	483
	—	767	1,284	—	2,051
Due from Altria Group, Inc. and subsidiaries	—	3,797	1,511	(5,308)	—
Other current assets	170	118	201	—	489
Total current assets	4,691	4,691	3,186	(5,308)	7,260
Property, plant and equipment, at cost	—	2,971	1,864	—	4,835
Less accumulated depreciation	—	2,073	804	—	2,877
	—	898	1,060	—	1,958
Goodwill	—	—	5,285	—	5,285
Other intangible assets, net	—	2	12,034	—	12,036
Investment in AB InBev	17,852	—	—	—	17,852
Investment in consolidated subsidiaries	11,636	2,632	—	(14,268)	—
Finance assets, net	—	—	1,028	—	1,028
Due from Altria Group, Inc. and subsidiaries	4,790	—	—	(4,790)	—
Other assets	18	1,748	131	(1,384)	513
Total Assets	$38,987	$9,971	$22,724	$(25,750)	$45,932

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Balance Sheets (Continued)
(in millions of dollars)
____________________________

at December 31, 2016	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Accounts payable	$1	$92	$332	$—	$425
Accrued liabilities:
Marketing	—	619	128	—	747
Employment costs	104	14	171	—	289
Settlement charges	—	3,696	5	—	3,701
Other	261	438	326	—	1,025
Dividends payable	1,188	—	—	—	1,188
Due to Altria Group, Inc. and subsidiaries	5,030	237	41	(5,308)	—
Total current liabilities	6,584	5,096	1,003	(5,308)	7,375
Long-term debt	13,881	—	—	—	13,881
Deferred income taxes	5,424	—	4,376	(1,384)	8,416
Accrued pension costs	207	—	598	—	805
Accrued postretirement health care costs	—	1,453	764	—	2,217
Due to Altria Group, Inc. and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	121	146	160	—	427
Total liabilities	26,217	6,695	11,691	(11,482)	33,121
Contingencies
Redeemable noncontrolling interest	—	—	38	—	38
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,893	3,310	11,585	(14,895)	5,893
Earnings reinvested in the business	36,906	237	1,118	(1,355)	36,906
Accumulated other comprehensive losses	(2,052)	(271)	(1,720)	1,991	(2,052)
Cost of repurchased stock	(28,912)	—	—	—	(28,912)
Total stockholders’ equity attributable to Altria Group, Inc.	12,770	3,276	10,992	(14,268)	12,770
Noncontrolling interests	—	—	3	—	3
Total stockholders’ equity	12,770	3,276	10,995	(14,268)	12,773
Total Liabilities and Stockholders’ Equity	$38,987	$9,971	$22,724	$(25,750)	$45,932

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Balance Sheets
(in millions of dollars)
____________________________

at December 31, 2015	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$2,313	$—	$56	$—	$2,369
Receivables	—	7	117	—	124
Inventories:
Leaf tobacco	—	562	395	—	957
Other raw materials	—	123	58	—	181
Work in process	—	5	439	—	444
Finished product	—	121	328	—	449
	—	811	1,220	—	2,031
Due from Altria Group, Inc. and subsidiaries	—	3,821	1,807	(5,628)	—
Other current assets	284	65	112	(74)	387
Total current assets	2,597	4,704	3,312	(5,702)	4,911
Property, plant and equipment, at cost	—	3,102	1,775	—	4,877
Less accumulated depreciation	—	2,157	738	—	2,895
	—	945	1,037	—	1,982
Goodwill	—	—	5,285	—	5,285
Other intangible assets, net	—	2	12,026	—	12,028
Investment in SABMiller	5,483	—	—	—	5,483
Investment in consolidated subsidiaries	11,648	2,715	—	(14,363)	—
Finance assets, net	—	—	1,239	—	1,239
Due from Altria Group, Inc. and subsidiaries	4,790	—	—	(4,790)	—
Other assets	20	1,804	138	(1,431)	531
Total Assets	$24,538	$10,170	$23,037	$(26,286)	$31,459

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Balance Sheets (Continued)
(in millions of dollars)
____________________________

at December 31, 2015	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$—	$—	$4	$—	$4
Accounts payable	3	104	293	—	400
Accrued liabilities:
Marketing	—	586	109	—	695
Employment costs	18	11	169	—	198
Settlement charges	—	3,585	5	—	3,590
Other	255	616	276	(74)	1,073
Dividends payable	1,110	—	—	—	1,110
Due to Altria Group, Inc. and subsidiaries	5,427	191	10	(5,628)	—
Total current liabilities	6,813	5,093	866	(5,702)	7,070
Long-term debt	12,831	—	12	—	12,843
Deferred income taxes	1,646	—	4,452	(1,431)	4,667
Accrued pension costs	215	—	1,062	—	1,277
Accrued postretirement health care costs	—	1,460	785	—	2,245
Due to Altria Group, Inc. and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	153	126	168	—	447
Total liabilities	21,658	6,679	12,135	(11,923)	28,549
Contingencies
Redeemable noncontrolling interest	—	—	37	—	37
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,813	3,310	11,456	(14,766)	5,813
Earnings reinvested in the business	27,257	436	1,099	(1,535)	27,257
Accumulated other comprehensive losses	(3,280)	(255)	(1,692)	1,947	(3,280)
Cost of repurchased stock	(27,845)	—	—	—	(27,845)
Total stockholders’ equity attributable to Altria Group, Inc.	2,880	3,491	10,872	(14,363)	2,880
Noncontrolling interests	—	—	(7)	—	(7)
Total stockholders’ equity	2,880	3,491	10,865	(14,363)	2,873
Total Liabilities and Stockholders’ Equity	$24,538	$10,170	$23,037	$(26,286)	$31,459

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
(in millions of dollars)
_____________________________

for the year ended December 31, 2016	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$22,146	$3,633	$(35)	$25,744
Cost of sales	—	6,628	1,153	(35)	7,746
Excise taxes on products	—	6,187	220	—	6,407
Gross profit	—	9,331	2,260	—	11,591
Marketing, administration and research costs	165	1,996	489	—	2,650
Asset impairment and exit costs	5	97	77	—	179
Operating (expense) income	(170)	7,238	1,694	—	8,762
Interest and other debt expense, net	519	10	218	—	747
Loss on early extinguishment of debt	823	—	—	—	823
Earnings from equity investment in SABMiller	(795)	—	—	—	(795)
Gain on AB InBev/SABMiller business combination	(13,865)	—	—	—	(13,865)
Earnings before income taxes and equity earnings of subsidiaries	13,148	7,228	1,476	—	21,852
Provision for income taxes	4,453	2,631	524	—	7,608
Equity earnings of subsidiaries	5,544	268	—	(5,812)	—
Net earnings	14,239	4,865	952	(5,812)	14,244
Net earnings attributable to noncontrolling interests	—	—	(5)	—	(5)
Net earnings attributable to Altria Group, Inc.	$14,239	$4,865	$947	$(5,812)	$14,239

Net earnings	$14,239	$4,865	$952	$(5,812)	$14,244
Other comprehensive earnings (losses), net of deferred income taxes	1,228	(16)	(28)	44	1,228
Comprehensive earnings	15,467	4,849	924	(5,768)	15,472
Comprehensive earnings attributable to noncontrolling interests	—	—	(5)	—	(5)
Comprehensive earnings attributable to Altria Group, Inc.	$15,467	$4,849	$919	$(5,768)	$15,467

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
(in millions of dollars)
_____________________________

for the year ended December 31, 2015	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$22,133	$3,342	$(41)	$25,434
Cost of sales	—	6,664	1,117	(41)	7,740
Excise taxes on products	—	6,369	211	—	6,580
Gross profit	—	9,100	2,014	—	11,114
Marketing, administration and research costs	189	2,094	425	—	2,708
Reduction of PMI tax-related receivable	41	—	—	—	41
Asset impairment and exit costs	—	—	4	—	4
Operating (expense) income	(230)	7,006	1,585	—	8,361
Interest and other debt expense, net	560	33	224	—	817
Loss on early extinguishment of debt	228	—	—	—	228
Earnings from equity investment in SABMiller	(757)	—	—	—	(757)
Gain on AB InBev/SABMiller business combination	(5)	—	—	—	(5)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(256)	6,973	1,361	—	8,078
(Benefit) provision for income taxes	(184)	2,536	483	—	2,835
Equity earnings of subsidiaries	5,313	268	—	(5,581)	—
Net earnings	5,241	4,705	878	(5,581)	5,243
Net earnings attributable to noncontrolling interests	—	—	(2)	—	(2)
Net earnings attributable to Altria Group, Inc.	$5,241	$4,705	$876	$(5,581)	$5,241

Net earnings	$5,241	$4,705	$878	$(5,581)	$5,243
Other comprehensive (losses) earnings, net of deferred income taxes	(598)	86	(69)	(17)	(598)
Comprehensive earnings	4,643	4,791	809	(5,598)	4,645
Comprehensive earnings attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive earnings attributable to Altria Group, Inc.	$4,643	$4,791	$807	$(5,598)	$4,643

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
(in millions of dollars)
_____________________________

for the year ended December 31, 2014	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$21,298	$3,267	$(43)	$24,522
Cost of sales	—	6,722	1,106	(43)	7,785
Excise taxes on products	—	6,358	219	—	6,577
Gross profit	—	8,218	1,942	—	10,160
Marketing, administration and research costs	231	1,889	419	—	2,539
Reduction of Mondelēz tax-related receivable	2	—	—	—	2
Asset impairment and exit costs	—	(6)	5	—	(1)
Operating (expense) income	(233)	6,335	1,518	—	7,620
Interest and other debt expense (income), net	614	(46)	240	—	808
Loss on early extinguishment of debt	—	—	44	—	44
Earnings from equity investment in SABMiller	(1,006)	—	—	—	(1,006)
Earnings before income taxes and equity earnings of subsidiaries	159	6,381	1,234	—	7,774
(Benefit) provision for income taxes	(119)	2,381	442	—	2,704
Equity earnings of subsidiaries	4,792	244	—	(5,036)	—
Net earnings	5,070	4,244	792	(5,036)	5,070
Net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Altria Group, Inc.	$5,070	$4,244	$792	$(5,036)	$5,070

Net earnings	$5,070	$4,244	$792	$(5,036)	$5,070
Other comprehensive losses, net of deferred income taxes	(1,304)	(110)	(642)	752	(1,304)
Comprehensive earnings	3,766	4,134	150	(4,284)	3,766
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings attributable to Altria Group, Inc.	$3,766	$4,134	$150	$(4,284)	$3,766

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Cash Flows
(in millions of dollars)
_____________________________

for the year ended December 31, 2016	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$4,326	$5,138	$319	$(5,992)	$3,791
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(45)	(144)	—	(189)
Proceeds from finance assets	—	—	231	—	231
Proceeds from AB InBev/SABMiller business combination	4,773	—	—	—	4,773
Purchase of AB InBev ordinary shares	(1,578)	—	—	—	(1,578)
Payment for derivative financial instrument	(3)	—	—	—	(3)
Proceeds from derivative financial instruments	510	—	—	—	510
Other	—	—	(36)	—	(36)
Net cash provided by (used in) investing activities	3,702	(45)	51	—	3,708
Cash Provided by (Used in) Financing Activities
Long-term debt issued	1,976	—	—	—	1,976
Long-term debt repaid	(933)	—	—	—	(933)
Repurchases of common stock	(1,030)	—	—	—	(1,030)
Dividends paid on common stock	(4,512)	—	—	—	(4,512)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(530)	(28)	558	—	—
Premiums and fees related to early extinguishment of debt	(809)	—	—	—	(809)
Cash dividends paid to parent	—	(5,064)	(928)	5,992	—
Other	18	—	(9)	—	9
Net cash used in financing activities	(5,820)	(5,092)	(379)	5,992	(5,299)
Cash and cash equivalents:
Increase (decrease)	2,208	1	(9)	—	2,200
Balance at beginning of year	2,313	—	56	—	2,369
Balance at end of year	$4,521	$1	$47	$—	$4,569

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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 21. Quarterly Financial Data (Unaudited)

	2016 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th (1)
Net revenues	$6,066	$6,521	$6,905	$6,252
Gross profit	$2,656	$2,957	$3,150	$2,828
Net earnings	$1,218	$1,654	$1,094	$10,278
Net earnings attributable to Altria Group, Inc.	$1,217	$1,653	$1,093	$10,276
Per share data:
Basic and diluted EPS attributable to Altria Group, Inc.	$0.62	$0.84	$0.56	$5.27

	2015 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$5,804	$6,613	$6,699	$6,318
Gross profit	$2,475	$2,871	$3,046	$2,722
Net earnings	$1,018	$1,449	$1,528	$1,248
Net earnings attributable to Altria Group, Inc.	$1,018	$1,448	$1,528	$1,247
Per share data:
Basic and diluted EPS attributable to Altria Group, Inc.	$0.52	$0.74	$0.78	$0.64
During 2016 and 2015, the following pre-tax charges or (gains) were included in net earnings attributable to Altria Group, Inc.:

	2016 Quarters
(in millions)	1st	2nd	3rd	4th
NPM Adjustment Items	$18	$—	$—	$—
Tobacco and health litigation items, including accrued interest	38	5	45	17
Patent litigation settlement	—	—	—	21
Asset impairment, exit, implementation and acquisition-related costs	122	5	6	73
Loss on early extinguishment of debt	—	—	823	—
Gain on AB InBev/SABMiller business combination	(40)	(117)	(48)	(13,660)
SABMiller special items (1)	166	21	(40)	(236)
	$304	$(86)	$786	$(13,785)

	2015 Quarters
(in millions)	1st	2nd	3rd	4th
NPM Adjustment Items	$—	$—	$(126)	$42
Tobacco and health litigation items, including accrued interest	43	5	67	35
Asset impairment, exit and integration costs	—	7	1	3
Loss on early extinguishment of debt	228	—	—	—
Gain on AB InBev/SABMiller business combination	—	—	—	(5)
SABMiller special items	86	2	8	30
	$357	$14	$(50)	$105
(1) During the fourth quarter of 2016, Altria Group, Inc. recorded a non-cash gain, reflecting its share of SABMiller’s increase to shareholders’ equity, resulting from the third quarter of 2016 completion of the SABMiller, The Coca-Cola Company and Gutsche Family Investments transaction, combining bottling operations in Africa. The gain was included in earnings from equity investment in SABMiller, and increased Altria Group, Inc.’s earnings before income taxes ($309 million), net earnings ($201 million), net earnings attributable to Altria Group, Inc. ($201 million) and diluted EPS attributable to Altria Group, Inc. ($0.10) in the fourth quarter of 2016. The impact of recording the gain in the fourth quarter of 2016 rather than the third quarter of 2016 was not material to Altria Group, Inc.’s financial statements in either quarter.

As discussed in Note 15. Income Taxes, Altria Group, Inc. has recognized income tax benefits and charges in the consolidated statements of earnings during 2016 and 2015 as a result of various tax events.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Altria Group, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows, present fairly, in all material respects, the financial position of Altria Group, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Altria Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Altria Group, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on Altria Group, Inc.’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 1, 2017

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
Management assessed the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2016. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of Altria Group, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2016, Altria Group, Inc. maintained effective internal control over financial reporting.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of Altria Group, Inc. included in this report, has audited the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2016, as stated in their report herein.

February 1, 2017

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
Item 9B. Other Information.
 None.

Part III
Except for the information relating to the executive officers set forth in Item 10, the information called for by Items 10-14 is hereby incorporated by reference to Altria Group, Inc.’s definitive proxy statement for use in connection with its Annual Meeting of Shareholders to be held on May 18, 2017 that will be filed with the SEC on or about April 6, 2017 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10. Directors, Executive Officers and Corporate Governance.
Refer to “Proposals Requiring Your Vote - Proposal 1 - Election of Directors,” “Ownership of Equity Securities of Altria - Section 16(a) Beneficial Ownership Reporting Compliance” and “Board and Governance Matters - Committees of the Board of Directors” sections of the proxy statement.
Executive Officers as of February 13, 2017:

Name	Office	Age
Martin J. Barrington	Chairman, Chief Executive Officer and President	63
Daniel J. Bryant	Vice President and Treasurer	47
James E. Dillard III	Senior Vice President, Research, Development and Regulatory Affairs	53
Ivan S. Feldman	Vice President and Controller	50
Clifford B. Fleet	President and Chief Executive Officer, Philip Morris USA Inc.	46
William F. Gifford, Jr.	Executive Vice President and Chief Financial Officer	46
Craig A. Johnson	President and Chief Executive Officer, Altria Group Distribution Company	64
Denise F. Keane	Executive Vice President and General Counsel	64
Salvatore Mancuso	Senior Vice President, Strategy, Planning and Procurement	51
Brian W. Quigley	President and Chief Executive Officer, U.S. Smokeless Tobacco Company LLC	43
W. Hildebrandt Surgner, Jr.	Corporate Secretary and Senior Assistant General Counsel	51
Charles N. Whitaker	Senior Vice President, Human Resources, Compliance and Information Services and Chief Compliance Officer	50
Howard A. Willard III	Executive Vice President and Chief Operating Officer	53
All of the above-mentioned officers have been employed by Altria Group, Inc. or its subsidiaries in various capacities during the past five years.
Effective February 15, 2016, Mr. Mancuso, previously Senior Vice President, Strategy, Planning and Accounting of

Altria Group, Inc., was appointed Senior Vice President, Strategy, Planning and Procurement of Altria Group, Inc.
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

Item 11. Executive Compensation.
Refer to “Executive Compensation,” “Compensation Committee Matters - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Matters - Compensation Committee Report for the Year Ended December 31, 2016” and “Board and Governance Matters - Directors - Director Compensation” sections of the proxy statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under Altria Group, Inc.’s equity compensation plans at December 31, 2016, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by shareholders (1)	1,951,214 (2)	$—	40,001,331 (3)

(1)
The following plans have been approved by Altria Group, Inc. shareholders and have shares referenced in column (a) or column (c): the 2010 Performance Incentive Plan, the 2015 Performance Incentive Plan and the 2015 Stock Compensation Plan for Non-Employee Directors.

(2)	Represents 1,951,214 shares of restricted stock units (also referred to as deferred stock).

(3)
Includes 39,046,757 shares available under the 2015 Performance Incentive Plan and 954,574 shares available under the 2015 Stock Compensation Plan for Non-Employee Directors, and excludes shares reflected in column (a).

Refer to “Ownership of Equity Securities of Altria - Directors and Executive Officers” and “Ownership of Equity Securities of Altria - Certain Other Beneficial Owners” sections of the proxy statement.

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

In accordance with Regulation S-X Rule 3-09, the audited financial statements of AB InBev for the year ended December 31, 2016 will be filed by amendment within six months after AB InBev’s year ended December 31, 2016.

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

10.19
Benefit Equalization Plan, effective September 2, 1974, as amended. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08940).*

10.20
Amendment to Benefit Equalization Plan, effective March 31, 2016. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 (File No. 1-08940).*

10.21	Amendment to Benefit Equalization Plan, effective January 1, 2016 and October 1, 2016.*

10.22	Form of Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-08940).*

10.23	Form of Supplemental Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-08940).*

10.24	Automobile Policy. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).*

10.25
Supplemental Management Employees’ Retirement Plan of Altria Group, Inc., effective as of October 1, 1987, as amended and in effect as of January 1, 2012. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 1-08940).*

10.26
Grantor Trust Agreement by and between Altria Client Services Inc. and Wells Fargo Bank, National Association, dated February 23, 2011. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-08940).*

10.27
Long-Term Disability Benefit Equalization Plan, effective as of January 1, 1989, as amended. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 1-08940).*

10.28
Deferred Fee Plan for Non-Employee Directors, as amended and restated effective October 28, 2015. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-08940).*

10.29
2015 Stock Compensation Plan for Non-Employee Directors, as amended and restated effective October 28, 2015. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-08940).*

10.30	2010 Performance Incentive Plan, effective on May 20, 2010. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement on Schedule 14A filed on April 9, 2010 (File No. 1-08940).*

10.31	2015 Performance Incentive Plan, effective on May 1, 2015. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement on Schedule 14A filed on April 9, 2015 (File No. 1-08940).*

10.32	Form of Indemnity Agreement. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on October 30, 2006 (File No. 1-08940).

10.33	Form of Restricted Stock Agreement, dated as of May 16, 2012. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on May 17, 2012 (File No. 1-08940).*

10.34	Form of Restricted Stock Agreement, dated as of January 29, 2013. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 31, 2013 (File No. 1-08940).*

10.35	Form of Deferred Stock Agreement, dated as of January 29, 2013. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 1-08940).*

10.36	Form of Restricted Stock Agreement, dated as of January 28, 2014. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 30, 2014 (File No. 1-08940).*

10.37	Form of Deferred Stock Agreement, dated as of January 28, 2014. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 1-08940).*

10.38	Form of Restricted Stock Unit Agreement, dated as of January 28, 2015. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 30, 2015 (File No. 1-08940).*

10.39	Form of Restricted Stock Unit Agreement, dated as of January 26, 2016. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 28, 2016 (File No. 1-08940).*

10.40	Form of Executive Confidentiality and Non-Competition Agreement. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 27, 2011 (File No. 1-08940).*

10.41
Time Sharing Agreement between Altria Client Services LLC and Martin J. Barrington, dated as of November 19, 2015. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-08940).*

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

Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRIA GROUP, INC.

By:	/s/ MARTIN J. BARRINGTON
(Martin J. Barrington Chairman, Chief Executive Officer and President)

Date: February 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature		Title	Date

/s/ MARTIN J. BARRINGTON (Martin J. Barrington)		Director, Chairman, Chief Executive Officer and President	February 27, 2017

/s/ WILLIAM F. GIFFORD, JR. (William F. Gifford, Jr.)		Executive Vice President and Chief Financial Officer	February 27, 2017

/s/ IVAN S. FELDMAN (Ivan S. Feldman)		Vice President and Controller	February 27, 2017

* GERALD L. BALILES, JOHN T. CASTEEN III, DINYAR S. DEVITRE, THOMAS F. FARRELL II, THOMAS W. JONES, DEBRA J. KELLY-ENNIS, W. LEO KIELY III, KATHRYN B. MCQUADE, GEORGE MUÑOZ, NABIL Y. SAKKAB		Directors

*By:	/s/ MARTIN J. BARRINGTON (MARTIN J. BARRINGTON ATTORNEY-IN-FACT)		February 27, 2017