Form 10-Q
period 2017-03-31
ALTRIA GROUP, INC.
filed 2017-05-02
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Registrant’s telephone number, including area code (804) 274-2200
 Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☑     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
At April 24, 2017, there were 1,931,645,437 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$5,228	$4,569
Receivables	135	151
Inventories:
Leaf tobacco	887	892
Other raw materials	171	164
Work in process	492	512
Finished product	572	483
	2,122	2,051
Other current assets	141	489
Total current assets	7,626	7,260
Property, plant and equipment, at cost	4,856	4,835
Less accumulated depreciation	2,933	2,877
	1,923	1,958
Goodwill	5,307	5,285
Other intangible assets, net	12,201	12,036
Investment in AB InBev	17,579	17,852
Finance assets, net	1,019	1,028
Other assets	520	513
Total Assets	$46,175	$45,932

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	March 31, 2017	December 31, 2016
Liabilities
Accounts payable	$235	$425
Accrued liabilities:
Marketing	725	747
Employment costs	74	289
Settlement charges	4,790	3,701
Other	876	1,025
Income taxes	416	—
Dividends payable	1,184	1,188
Total current liabilities	8,300	7,375
Long-term debt	13,884	13,881
Deferred income taxes	8,309	8,416
Accrued pension costs	738	805
Accrued postretirement health care costs	2,212	2,217
Other liabilities	431	427
Total liabilities	33,874	33,121
Contingencies (Note 9)
Redeemable noncontrolling interest	38	38
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,909	5,893
Earnings reinvested in the business	37,124	36,906
Accumulated other comprehensive losses	(2,212)	(2,052)
Cost of repurchased stock (870,815,880 shares at March 31, 2017 and 862,689,093 shares at December 31, 2016)	(29,496)	(28,912)
Total stockholders’ equity attributable to Altria Group, Inc.	12,260	12,770
Noncontrolling interests	3	3
Total stockholders’ equity	12,263	12,773
Total Liabilities and Stockholders’ Equity	$46,175	$45,932
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net revenues	$6,083	$6,066
Cost of sales	1,810	1,874
Excise taxes on products	1,494	1,536
Gross profit	2,779	2,656
Marketing, administration and research costs	528	559
Asset impairment and exit costs	4	120
Operating income	2,247	1,977
Interest and other debt expense, net	179	200
Earnings from equity investment in AB InBev/SABMiller	(23)	(66)
Gain on AB InBev/SABMiller business combination	—	(40)
Earnings before income taxes	2,091	1,883
Provision for income taxes	689	665
Net earnings	1,402	1,218
Net earnings attributable to noncontrolling interests	(1)	(1)
Net earnings attributable to Altria Group, Inc.	$1,401	$1,217
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$0.72	$0.62
Dividends declared	$0.61	$0.565
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net earnings	$1,402	$1,218
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments	—	1
Benefit plans	32	(174)
AB InBev/SABMiller	(192)	126
Other comprehensive losses, net of deferred income taxes	(160)	(47)

Comprehensive earnings	1,242	1,171
Comprehensive earnings attributable to noncontrolling interests	(1)	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$1,241	$1,170

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Year Ended December 31, 2016 and
the Three Months Ended March 31, 2017
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2015	$935	$5,813	$27,257	$(3,280)	$(27,845)	$(7)	$2,873
Net earnings (1)	—	—	14,239	—	—	—	14,239
Other comprehensive earnings, net of deferred income taxes	—	—	—	1,228	—	—	1,228
Stock award activity	—	90	—	—	(37)	—	53
Cash dividends declared ($2.35 per share)	—	—	(4,590)	—	—	—	(4,590)
Repurchases of common stock	—	—	—	—	(1,030)	—	(1,030)
Other	—	(10)	—	—	—	10	—
Balances, December 31, 2016	935	5,893	36,906	(2,052)	(28,912)	3	12,773
Net earnings (1)	—	—	1,401	—	—	—	1,401
Other comprehensive losses, net of deferred income taxes	—	—	—	(160)	—	—	(160)
Stock award activity	—	16	—	—	(33)	—	(17)
Cash dividends declared ($0.61 per share)	—	—	(1,183)	—	—	—	(1,183)
Repurchases of common stock	—	—	—	—	(551)	—	(551)
Balances, March 31, 2017	$935	$5,909	$37,124	$(2,212)	$(29,496)	$3	$12,263

(1)
Amounts attributable to noncontrolling interests for the three months ended March 31, 2017 and for the year ended December 31, 2016 exclude net earnings of $1 million and $5 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section in the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash Provided by (Used in) Operating Activities
Net earnings	$1,402	$1,218
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	52	49
Deferred income tax benefit	(23)	(32)
Earnings from equity investment in AB InBev/SABMiller	(23)	(66)
Gain on AB InBev/SABMiller business combination	—	(40)
Asset impairment and exit costs, net of cash paid	(16)	118
Cash effects of changes:
Receivables	18	20
Inventories	(68)	(79)
Accounts payable	(189)	(188)
Income taxes	719	645
Accrued liabilities and other current assets	(289)	(115)
Accrued settlement charges	1,089	1,170
Pension plan contributions	(8)	(3)
Pension provisions and postretirement, net	(15)	(18)
Other	16	39
Net cash provided by operating activities	2,665	2,718
Cash Provided by (Used in) Investing Activities
Capital expenditures	(33)	(26)
Proceeds from finance assets	2	56
Other	(199)	4
Net cash (used in) provided by investing activities	(230)	34
Cash Provided by (Used in) Financing Activities
Repurchases of common stock	(551)	(168)
Dividends paid on common stock	(1,187)	(1,108)
Other	(38)	(30)
Cash used in financing activities	(1,776)	(1,306)
Cash and cash equivalents:
Increase	659	1,446
Balance at beginning of period	4,569	2,369
Balance at end of period	$5,228	$3,815
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At March 31, 2017, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”), which are engaged in the manufacture and sale of super premium cigarettes and the sale of premium cigars; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At March 31, 2017, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At September 30, 2016, Altria Group, Inc. had an approximate 27% ownership of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounted for under the equity method of accounting. In October 2016, Anheuser-Busch InBev SA/NV completed its business combination with SABMiller, and Altria Group, Inc. received cash and shares representing a 9.6% ownership in the combined company. The newly formed Belgian company, which retained the name Anheuser-Busch InBev SA/NV (“AB InBev”), became the holding company for the combined businesses. Subsequently, Altria Group, Inc. purchased approximately 12 million ordinary shares of AB InBev, increasing Altria Group, Inc.’s ownership to approximately 10.2% at December 31, 2016. At March 31, 2017, Altria Group, Inc. had an approximate 10.2% ownership of AB InBev, which Altria Group, Inc. accounts for under the equity method of accounting using a one-quarter lag. For the three months ended March 31, 2016, Altria Group, Inc. recorded a pre-tax gain of $40 million for the change in the fair value of the derivative financial instrument that it entered into in connection with the AB InBev/SABMiller business combination. The pre-tax gain was included in gain on AB InBev/SABMiller business combination in Altria Group, Inc.’s condensed consolidated statement of earnings. Altria Group, Inc. receives cash dividends on its interest in AB InBev if and when AB InBev pays such dividends.

Share Repurchases

In July 2015, Altria Group, Inc.’s Board of Directors (the “Board of Directors”) authorized a $1.0 billion share repurchase program that it expanded to $3.0 billion in October 2016 (as expanded, the “July 2015 share repurchase program”). At March 31, 2017, Altria Group, Inc. had approximately $1,384 million remaining in the July 2015 share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria Group, Inc.’s share repurchase activity was as follows:

	For the Three Months Ended March 31,
	2017	2016
	(in millions, except per share data)
Total number of shares repurchased	7.7	2.8
Aggregate cost of shares repurchased	$551	$168
Average price per share of shares repurchased	$71.77	$59.81

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

These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

On January 1, 2017, Altria Group, Inc. adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”) and ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU No. 2015-11”).

ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of ASU No. 2016-09 did not have a material impact on Altria Group, Inc.’s condensed consolidated financial statements. The portions of the guidance that have an impact on Altria Group, Inc.’s condensed consolidated financial statements have been adopted prospectively, with the exception of the classification of employee taxes paid by Altria Group, Inc. on the condensed consolidated statements of cash flows related to shares withheld by Altria Group, Inc. for tax withholding purposes, which has been adopted retrospectively. Altria Group, Inc. has made an accounting policy election to continue to estimate the number of share-based awards that are expected to vest, which includes estimating forfeitures. Certain prior-year amounts in the condensed consolidated statement of cash flows have been reclassified to conform with the current year’s presentation due to Altria Group, Inc.’s adoption of ASU No. 2016-09.

ASU No. 2015-11 requires inventory that is measured using the first-in, first-out (“FIFO”) or average cost methods to be measured at the lower of cost and net realizable value. Previous guidance required inventory that was measured using the FIFO or average cost methods to be measured at the lower of cost or market. The adoption of this guidance did not have a material impact on Altria Group, Inc.’s condensed consolidated financial statements.

For a description of recently issued accounting guidance applicable to, but not yet adopted by, Altria Group, Inc., see Note 11. Recent Accounting Guidance Not Yet Adopted.
Note 2. Asset Impairment, Exit and Implementation Costs:

Pre-tax asset impairment, exit and implementation costs consisted of the following:

	For the Three Months Ended March 31, 2017			For the Three Months Ended March 31, 2016
	Asset Impairment and Exit Costs	Implementation Costs	Total	Asset Impairment and Exit Costs (1)	Implementation Costs	Total
	(in millions)
Smokeable products	$1	$5	$6	$97	$2	$99
Smokeless products	3	18	21	13	—	13
All other	—	—	—	5	—	5
General corporate	—	—	—	5	—	5
Total	$4	$23	$27	$120	$2	$122

(1) Includes termination and curtailment costs of $20 million. See Note 3. Benefit Plans.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The movement in the restructuring liabilities (excluding termination and curtailment costs), substantially all of which are severance liabilities, was as follows:

For the Three Months Ended March 31, 2017
(in millions)
Balances at December 31, 2016	$79
Charges	4
Cash spent	(20)
Balances at March 31, 2017	$63

The pre-tax asset impairment, exit and implementation costs shown above for 2017 and 2016 related to the facilities consolidation and productivity initiative, respectively, are discussed below.
Facilities Consolidation
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
For the three months ended March 31, 2017, Altria Group, Inc. incurred pre-tax asset impairment, exit and implementation costs of $27 million. The pre-tax implementation costs were included in cost of sales in Altria Group, Inc.’s condensed consolidated statement of earnings. Total pre-tax charges incurred since the inception of the consolidation through March 31, 2017 were $98 million.
Cash payments related to the consolidation of $11 million were made during the three months ended March 31, 2017, for total cash payments of $16 million since inception.
Productivity Initiative

In January 2016, Altria Group, Inc. announced a productivity initiative designed to maintain its operating companies’ leadership and cost competitiveness. The initiative reduces spending on certain selling, general and administrative infrastructure and implements a leaner organizational structure. As a result of the initiative, for the three months ended March 31, 2016, Altria Group, Inc. incurred pre-tax asset impairment, exit and implementation costs of $122 million. At December 31, 2016, total pre-tax charges related to this initiative were substantially completed.

Cash payments related to the initiative of $15 million were made during the three months ended March 31, 2017, for total cash payments of $89 million since inception.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3. Benefit Plans:

Components of Net Periodic Benefit (Income) Cost

Net periodic benefit (income) cost consisted of the following:

	For the Three Months Ended March 31,
	Pension		Postretirement
	2017	2016	2017	2016
	(in millions)
Service cost	$19	$18	$4	$4
Interest cost	72	71	20	21
Expected return on plan assets	(150)	(138)	—	—
Amortization:
Net loss	50	44	8	7
Prior service cost (credit)	1	1	(9)	(10)
Termination and curtailment	—	20	—	—
Net periodic benefit (income) cost	$(8)	$16	$23	$22

Termination and curtailment costs shown in the table above relate to the productivity initiative discussed in Note 2. Asset Impairment, Exit and Implementation Costs.
Employer Contributions

Altria Group, Inc. makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. Employer contributions of $8 million were made to Altria Group, Inc.’s pension plans during the three months ended March 31, 2017. Currently, Altria Group, Inc. anticipates making additional employer contributions to its pension plans during the remainder of 2017 of approximately $20 million to $40 million, based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.
Note 4. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended March 31,
	2017	2016
	(in millions)
Net earnings attributable to Altria Group, Inc.	$1,401	$1,217
Less: Distributed and undistributed earnings attributable to unvested restricted shares and restricted stock units	(2)	(2)
Earnings for basic and diluted EPS	$1,399	$1,215

Weighted-average shares for basic and diluted EPS	1,939	1,956

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

	For the Three Months Ended March 31, 2017
	Currency Translation Adjustments	Benefit Plans	AB InBev		Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2016	$(4)	$(2,048)	$—		$(2,052)

Other comprehensive losses before reclassifications	—	—	(296)		(296)
Deferred income taxes	—	—	104		104
Other comprehensive losses before reclassifications, net of deferred income taxes	—	—	(192)		(192)

Amounts reclassified to net earnings	—	54	—		54
Deferred income taxes	—	(22)	—		(22)
Amounts reclassified to net earnings, net of deferred income taxes	—	32	—		32

Other comprehensive earnings (losses), net of deferred income taxes	—	32	(192)	(1)	(160)

Balances, March 31, 2017	$(4)	$(2,016)	$(192)		$(2,212)

	For the Three Months Ended March 31, 2016
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2015	$(5)	$(2,010)	$(1,265)		$(3,280)

Other comprehensive earnings (losses) before reclassifications	1	(318)	182		(135)
Deferred income taxes	—	122	(64)		58
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	1	(196)	118		(77)

Amounts reclassified to net earnings	—	36	12		48
Deferred income taxes	—	(14)	(4)		(18)
Amounts reclassified to net earnings, net of deferred income taxes	—	22	8		30

Other comprehensive earnings (losses), net of deferred income taxes	1	(174)	126	(1)	(47)

Balances, March 31, 2016	$(4)	$(2,184)	$(1,139)		$(3,327)
(1) For the three months ended March 31, 2017 and 2016, other comprehensive earnings/losses related to Altria Group, Inc.’s investment in AB InBev and SABMiller, respectively, consisted primarily of currency translation adjustments.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Three Months Ended March 31,
	2017	2016
	(in millions)
Benefit Plans: (1)
Net loss	$62	$55
Prior service cost/credit	(8)	(19)
	54	36

AB InBev/SABMiller (2)	—	12

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$54	$48

(1) Amounts are included in net defined benefit plan costs. For further details, see Note 3. Benefit Plans.

(2) Amounts are included in earnings from equity investment in AB InBev/SABMiller.
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

	For the Three Months Ended March 31,
	2017	2016
	(in millions)
Net revenues:
Smokeable products	$5,458	$5,422
Smokeless products	466	479
Wine	140	145
All other	19	20
Net revenues	$6,083	$6,066
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$2,041	$1,751
Smokeless products	249	280
Wine	21	28
All other	(13)	(21)
Amortization of intangibles	(5)	(5)
General corporate expenses	(46)	(51)
Corporate asset impairment and exit costs	—	(5)
Operating income	2,247	1,977
Interest and other debt expense, net	(179)	(200)
Earnings from equity investment in AB InBev/SABMiller	23	66
Gain on AB InBev/SABMiller business combination	—	40
Earnings before income taxes	$2,091	$1,883

The comparability of operating companies income for the reportable segments was affected by the following:

Non-Participating Manufacturer (“NPM”) Adjustment Items - Pre-tax (income) expense for NPM adjustment items was recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Three Months Ended March 31,
	2017	2016
	(in millions)
Smokeable products segment	$(8)	$12
Interest and other debt expense, net	7	6
Total	$(1)	$18
NPM adjustment items result from the settlement of, and determinations made in connection with, disputes with certain states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement (such settlements and determinations are referred to collectively as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 9. Contingencies). The amounts shown in the table above for the smokeable products segment were recorded by PM USA as (reductions) increases to cost of sales, which (increased) decreased operating companies income in the smokeable products segment.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Tobacco and Health Litigation Items - Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Three Months Ended March 31,
	2017	2016
	(in millions)
Smokeable products segment	$1	$26
Interest and other debt expense, net	—	12
Total	$1	$38
During the first quarter of 2016, PM USA recorded pre-tax charges, primarily related to the Aspinall case, of $26 million in marketing, administration and research costs and $12 million in interest costs. For further discussion, see “Lights/Ultra Lights” Cases - State Trial Court Class Certification Settlements in Note 9. Contingencies.
Smokeless Products Recall - During the first quarter of 2017, USSTC voluntarily recalled certain smokeless tobacco products manufactured at its Franklin Park, Illinois facility due to a product tampering incident (the “Recall”). USSTC estimates that the Recall-related costs and the share impact from the Recall reduced smokeless products segment operating companies income by approximately $60 million in the first quarter of 2017.
Asset Impairment, Exit and Implementation Costs - See Note 2. Asset Impairment, Exit and Implementation Costs for a breakdown of these costs by segment.
Note 7. Debt:

At March 31, 2017 and December 31, 2016, Altria Group, Inc. had no short-term borrowings.

Long-term Debt

Altria Group, Inc.’s estimate of the fair value of its debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.’s total long-term debt at March 31, 2017 and December 31, 2016, was $15.0 billion and $15.1 billion, respectively, as compared with its carrying value of $13.9 billion for each period.

Note 8. Income Taxes:

The income tax rate of 33.0% for the three months ended March 31, 2017 decreased 2.3 percentage points from the three months ended March 31, 2016. The decrease was due primarily to the following:

▪	tax benefits of $42 million in the first quarter of 2017 related to prior audit years; and

▪	excess tax benefits of $16 million for share-based awards that vested during the first quarter of 2017.
Altria Group, Inc. is subject to income taxation in many jurisdictions. Uncertain tax positions reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within the control of Altria Group, Inc. At March 31, 2017, Altria Group, Inc.’s total unrecognized tax benefits were $138 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at March 31, 2017 was $36 million, along with $102 million affecting deferred taxes. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $77 million. At December 31, 2016, Altria Group, Inc.’s total unrecognized tax benefits were $169 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2016 was $67 million, along with $102 million affecting deferred taxes.

At March 31, 2017 and December 31, 2016, a valuation allowance of $240 million was included in Altria Group, Inc.’s net deferred income tax liabilities for tax credit carryforwards that more-likely-than-not will not be realized. Altria Group, Inc.

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

Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related and other litigation are or can be significant and, in certain cases, have ranged in the billions of dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. In certain cases, plaintiffs claim that defendants’ liability is joint and several. In such cases, Altria Group, Inc. or its subsidiaries may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment.  As a result, Altria Group, Inc. or its subsidiaries under certain circumstances may have to pay more than their proportionate share of any bonding- or judgment-related amounts. Furthermore, in those cases where plaintiffs are successful, Altria Group, Inc. or its subsidiaries may also be required to pay interest and attorneys’ fees.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA(1) and, in some instances, Altria Group, Inc. as of April 27, 2017, April 25, 2016 and April 20, 2015:

	April 27, 2017	April 25, 2016	April 20, 2015
Individual Smoking and Health Cases (2)	80	62	64
Smoking and Health Class Actions and Aggregated Claims Litigation (3)	5	5	5
Health Care Cost Recovery Actions (4)	1	1	1
“Lights/Ultra Lights” Class Actions	5	11	12

(1) Does not include 27 cases filed on the asbestos docket in the Circuit Court for Baltimore City, Maryland, which seek to join PM USA and other cigarette-manufacturing defendants in complaints previously filed against asbestos companies.
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
(4) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

International Tobacco-Related Cases

As of April 27, 2017, PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.

Tobacco-Related Cases Set for Trial

As of April 27, 2017, six Engle progeny cases are set for trial through June 30, 2017. There are no individual smoking and health cases and no “Lights/Ultra Lights” class actions or medical monitoring cases against PM USA set for trial during this period. Cases against other companies in the tobacco industry are scheduled for trial during this period. Trial dates are subject to change.

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

As of April 27, 2017, 108 state and federal Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision as follows: 60 verdicts were returned in favor of plaintiffs; 45 verdicts were returned in favor of PM USA. Three verdicts in favor of plaintiffs were partially or entirely reversed on appeal. See Smoking and Health Litigation - Engle Progeny Trial Court Results below for a discussion of these verdicts.

Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation)

After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments and settlements (including related costs and fees) totaling approximately $474 million and interest totaling approximately $183 million as of March 31, 2017. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $83 million, interest totaling approximately $21 million and payment of approximately $43 million in connection with the Federal Engle Agreement, discussed below.

The changes in Altria Group, Inc.’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below are as follows:

	For the Three Months Ended March 31,
	2017	2016
	(in millions)
Accrued liability for tobacco and health litigation items at beginning of period	$47	$132
Pre-tax charges for:
Tobacco and health judgments	1	4
Related interest costs	—	2
Agreement to resolve Aspinall including related interest costs	—	32
Payments	(1)	(17)
Accrued liability for tobacco and health litigation items at end of period	$47	$153

The accrued liability for tobacco and health litigation items, including related interest costs, was included in liabilities on Altria Group, Inc.’s condensed consolidated balance sheets. Pre-tax charges for tobacco and health judgments and the agreement to resolve the Aspinall case (excluding related interest costs of approximately $10 million) were included in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net on Altria Group, Inc.’s condensed consolidated statements of earnings.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Security for Judgments

To obtain stays of judgments pending current appeals, as of March 31, 2017, PM USA has posted various forms of security totaling approximately $92 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheet.

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

Non-Engle Progeny Litigation

Summarized below is the non-Engle progeny smoking and health case pending during 2017 in which a verdict was returned in favor of plaintiff and against PM USA. Charts listing the verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.

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

Engle Progeny Cases

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s Engle decision, expired in January 2008. As of April 27, 2017, approximately 2,600 state court cases were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 3,400 state court plaintiffs.  Because of a number of factors, including, but not limited to, docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the Federal Engle Agreement (discussed below) resolved nearly all Engle progeny cases pending in federal court, as of April 27, 2017, approximately 13 cases were pending against PM USA in federal court representing the cases excluded from that agreement.

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

Engle Progeny Trial Results

As of April 27, 2017, 108 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Sixty verdicts were returned in favor of plaintiffs and three verdicts (Graham, Skolnick and Calloway) that were initially returned in favor of plaintiffs were reversed on appeal and remain pending. Graham is now

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

subject to en banc appellate review; Skolnick was remanded for a new trial; Calloway was reversed on an appellate finding that improper arguments by plaintiff’s counsel deprived defendants of a fair trial.

Forty-five verdicts were returned in favor of PM USA, of which 36 were state cases (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Russo (formerly Frazier), C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious, Szymanski, Hancock, D. Cohen, LaMotte, J. Campbell, Dombey, Haldeman, Blasco, Gonzalez, Banks, Surico, Baum, Bishop, Vila, McMannis, Collar, Suarez, Shulman, Ewing, E. Smith, Mooney, Chacon, Dubinsky and Lima) and 9 were federal cases (Gollihue, McCray, Denton, Wilder, Jacobson, Reider, Davis, Starbuck and Sowers). In addition, there have been a number of mistrials, only some of which have resulted in new trials as of April 27, 2017. The judgment in D. Cohen was subsequently reversed for a new trial. The juries in the Reider and Banks cases returned zero damages verdicts in favor of PM USA. The juries in the Weingart and Hancock cases returned verdicts against PM USA awarding no damages, but the trial court in each case granted an additur.

The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs (including Hancock, where the verdict originally was returned in favor of PM USA). The first chart lists such cases that are pending as of April 27, 2017; the second chart lists such cases that were pending within the previous 12 months, but that are now concluded.

Currently-Pending Engle Cases
________________________________________________________________________________________________________________________________Plaintiff: Sommers
Date: April 2017

Verdict:
A Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA awarding compensatory damages of $1 million and allocating 40% of the fault to PM USA. The jury did not award punitive damages.

Post-Trial Developments:
In April 2017, PM USA filed motions for a new trial and for a directed verdict, and plaintiff filed a motion for a new trial on punitive damages.
________________________________________________________________________________________________________________________________Plaintiff: Santoro
Date: March 2017

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds and Liggett Group LLC (“Liggett Group”) awarding compensatory damages of $1.6 million and allocating 28% of the fault to PM USA (an amount of approximately $450,000). The jury also awarded plaintiff $100,000 in punitive damages against PM USA.

Post-Trial Developments:
In April 2017, the trial court entered final judgment in favor of plaintiff with a deduction for plaintiff’s comparative fault and defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial.
________________________________________________________________________________________________________________________________Plaintiff: J. Brown
Date: February 2017

Verdict:
A Pinellas County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of $5.4 million and allocating 35% of the fault to PM USA. The jury also awarded plaintiff $200,000 in punitive damages against PM USA.

Post-Trial Developments:
In March 2017, defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. The court ruled that it will not apply the comparative fault reduction to the compensatory damages.
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

Post-Trial Developments:
In December 2016, the trial court entered final judgment in favor of plaintiff without a deduction for plaintiff’s comparative fault. In January 2017, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial or, in the alternative, for remittitur of the jury’s damages awards. In February 2017, the court granted defendants’ alternative motion for remittitur, reducing the compensatory damages award against PM USA and R.J. Reynolds to approximately $5.2 million. Also in February 2017, defendants filed a renewed motion to alter or amend the judgment, which the court denied in April 2017. In March 2017, defendants filed a notice of appeal to the Florida First District Court of Appeal and plaintiff cross-appealed.
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

Post-Trial Developments:
In December 2016, the trial court entered final judgment in favor of plaintiff with a deduction for plaintiff’s comparative fault and PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial. In January 2017, the trial court denied all post-trial motions. In February 2017, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and plaintiff cross-appealed. Also in February 2017, PM USA posted a bond in the amount of $2.9 million.
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

Post-Trial Developments:
In October 2016, PM USA and R.J. Reynolds filed motions to set aside the verdict and for a directed verdict. In March 2017, the trial court vacated the verdict, ordered a new trial based on plaintiff’s counsel’s improper arguments at trial and denied defendants’ remaining post-trial motions. Also in March 2017, plaintiff filed a notice of appeal with the Florida Fourth District

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Court of Appeal and defendants cross-appealed.
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

Post-Trial Developments:
In March 2015, PM USA filed post-trial motions, including motions to set aside the partial verdict and for a new trial. In May 2015, the court denied all of PM USA’s post-trial motions and defendants filed a notice of appeal to the Florida Fourth District Court of Appeal. In January 2017, the defendants agreed to voluntarily dismiss their appeal in exchange for a full retrial and the court dismissed the appeal.
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

Post-Trial Developments:
In March 2015, PM USA filed various post-trial motions, including motions to set aside the verdict and motions for a new trial. In April 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. In June 2015, the trial court denied PM USA’s post-trial motions, and PM USA posted a bond in the amount of $5 million. PM USA also filed a notice of appeal to the Florida Fourth District Court of Appeal in June 2015. In January 2017, the Florida Fourth District Court of Appeal issued a decision largely affirming the trial court’s judgment against PM USA, but remanded the case to the trial court to amend the final judgment to apply the comparative fault deduction to the compensatory damages award. In February 2017, PM USA filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In March 2017, the Florida Supreme Court stayed the appeal pending its decisions in Marotta and Schoeff, discussed below under Engle Progeny Appellate Issues.
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

Post-Trial Developments:
In December 2014, defendants filed various post-trial motions, including motions to set aside the verdict and motions for a new trial, which the court denied in July 2015. In August 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. Defendants filed a notice of appeal to the Florida First District Court of Appeal in September 2015 and PM USA posted a bond in the amount of approximately $2.5 million. In February 2017, the Florida First District Court of Appeal affirmed the trial court’s judgment. In March 2017, defendants filed a motion for rehearing en banc with the Florida First District Court of Appeal or for certification to the Florida Supreme Court.
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

Post-Trial Developments:
In December 2014, plaintiff filed a motion for a new trial. In May 2016, the court granted plaintiff’s motion for a new trial on punitive damages, citing the Soffer decision, discussed below under Engle Progeny Appellate Issues. In September 2016, the court denied defendants’ post-trial motions.
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

Post-Trial Developments:
In November 2014, PM USA filed various post-trial motions and, in January 2015, the trial court denied PM USA’s motions for a new trial and for remittitur, but entered final judgment with a deduction for plaintiff’s comparative fault. In February 2015, defendants filed a notice of appeal to the Florida Second District Court of Appeal and plaintiff cross-appealed. PM USA posted a bond in the amount of $3.98 million. In April 2017, the Florida Second District Court of Appeal rejected PM USA’s grounds for appeal and affirmed the judgment, but ruled that the trial court should not have applied the comparative fault deduction. The court remanded the case to the trial court to amend the judgment to award plaintiff the full amount of the jury’s compensatory damages award.
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

Post-Trial Developments:
In July 2014, defendants filed post-trial motions, including a renewed motion for judgment or, alternatively, for a new trial or remittitur of the damages awards, which the court denied in September 2014. The trial court entered final judgment without any deduction for plaintiff’s comparative fault. In October 2014, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In April 2017, the Eleventh Circuit stayed the appeal pending final disposition in the Graham case, discussed below under Engle Progeny Appellate Issues.
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

Post-Trial Developments:
In May and June 2012, defendants filed motions to set aside the verdict and for a new trial. In August 2012, the trial court denied the remaining post-trial motions, reduced the compensatory damages to $16.1 million and entered final judgment without any deduction for plaintiff’s comparative fault. In September 2012, PM USA posted a bond in an amount of $1.5 million and defendants filed a notice of appeal to the Florida Fourth District Court of Appeal. In August 2013, plaintiff filed a motion to determine the sufficiency of the bond in the trial court on the ground that the bond cap statute is unconstitutional, which the court denied. In January 2016, a panel of the Florida Fourth District Court of Appeal vacated the punitive damages award and remanded the case for retrial on plaintiff’s claims of concealment and conspiracy, and punitive damages. The court also found that the trial court should have applied the comparative fault deduction, reducing the compensatory damages against PM USA to $4.025 million. In February 2016, defendants and plaintiff filed respective motions for rehearing and rehearing en banc. In March 2016, plaintiff filed a notice of supplemental authority citing the Soffer decision, discussed below under Engle Progeny Appellate Issues. In September 2016, the Florida Fourth District Court of Appeal, ruling en banc, reversed the judgment against PM USA and R.J. Reynolds in its entirety on the grounds that improper arguments by plaintiff’s counsel deprived defendants of a fair trial, and ordered a new trial. In October 2016, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, which the court denied in March 2017. ________________________________________________________________________________________________________________________________
Plaintiff: Putney
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Post-Trial Developments:
In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages, but without any deduction for plaintiff’s comparative fault. In April 2010, PM USA filed its notice of appeal and posted a $5 million bond. In June 2012, the Fourth District Court of Appeal affirmed the final judgment (as amended to correct a clerical error) in the amount of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages. In December 2012, the Fourth District withdrew its prior decision, reversed the verdict as to compensatory and punitive damages and returned the case to the trial court for a new trial on the question of damages. Upon retrial, in October 2013, the new jury awarded approximately $3.7 million in compensatory damages and $7.5 million in punitive damages. PM USA filed post-trial motions, which the trial court denied in April 2014. In May 2014, PM USA filed a notice of appeal to the Fourth District Court of Appeal and plaintiff cross-appealed. Also in May 2014, PM USA filed a rider with the Florida Supreme Court to make the previously-posted Naugle bond applicable to the retrial judgment. In January 2016, the Fourth District Court of Appeal reversed the trial court’s decision and remanded the case to the trial court to conduct a juror interview. In April 2016, PM USA moved for a new trial following the juror interview, which the court denied. In May 2016, PM USA filed a notice of appeal to the Fourth District Court of Appeal. In April 2017, the Fourth District Court of Appeals issued a per curiam decision affirming the trial court’s judgment against PM USA.
_______________________________________________________________________________________________________________________________

Engle Cases Concluded Within Past 12 Months
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

Post-Trial Developments:
In August 2015, the trial court denied all post-trial motions, including motions to set aside the verdict and for a new trial, and entered final judgment without any deduction for plaintiff’s comparative fault. In September 2015, PM USA filed a notice of appeal to the Florida Third District Court of Appeal and posted a bond in the amount of $5 million. In November 2016, the Florida Third District Court of Appeal issued a per curiam decision affirming the trial court’s judgment against PM USA. PM USA subsequently filed a motion seeking a written opinion, which the court denied in December 2016. In the fourth quarter of 2016, PM USA recorded a provision on its consolidated balance sheet of $16.9 million for the judgment plus interest and associated costs and increased the bond to $14.5 million. In April 2017, PM USA paid the judgment plus interest and associated costs in the amount of approximately $17.4 million.
________________________________________________________________________________________________________________________________
Plaintiff: Varner
Date:     July 2016

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA awarding compensatory damages of $1.5 million and allocating 25% of the fault to PM USA (an amount of $375,000).

Post-Trial Developments:
In July 2016, the trial court entered final judgment in favor of plaintiff with a deduction for plaintiff’s comparative fault. In August 2016, PM USA filed motions to set aside the verdict and for a directed verdict, and plaintiff filed a motion for a new trial. In January 2017, the trial court denied all post-trial motions. In February 2017, PM USA paid the judgment plus interest and associated costs in the amount of approximately $600,000.
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

In Graham, an Engle progeny case against PM USA and R.J. Reynolds on appeal to the U.S. Court of Appeals for the Eleventh Circuit, in April 2015 the court, found in favor of defendants on the basis of federal preemption, reversing the trial court’s denial of judgment as a matter of law. Thereafter, plaintiff filed a petition for rehearing en banc, which the Eleventh Circuit granted in January 2016. The Eleventh Circuit directed the parties to file briefs and argue both the federal preemption and due process issues. Also in January 2016, in Marotta, a case against R.J. Reynolds on appeal to the Florida Fourth District Court of Appeal, the court rejected R.J. Reynolds’s federal preemption defense, but noted the conflict with Graham and certified the preemption question to the Florida Supreme Court. In March 2016, the Florida Supreme Court accepted review of Marotta and in April 2017, affirmed the Fourth District Court of Appeal’s ruling on preemption.

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

In Schoeff, an Engle progeny case against R.J. Reynolds, the Florida Fourth District Court of Appeal held that comparative fault findings should apply to reduce all compensatory damage awards, including awards based on intentional fraud claims. The Florida Supreme Court accepted jurisdiction over plaintiff’s appeal of the Florida Fourth District Court of Appeal’s decision. Oral argument was held in March 2017.

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

As of April 27, 2017, PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Medical Monitoring Class Actions

In medical monitoring actions, plaintiffs have sought to recover the cost for, or otherwise the implementation of, court-supervised programs for ongoing medical monitoring purportedly on behalf of a class of individual plaintiffs. Plaintiffs in these cases have sought to impose liability under various product-based causes of action and the creation of a court-supervised program providing members of the purported class Low Dose CT scanning in order to identify and diagnose lung cancer. Plaintiffs in these cases have not sought punitive damages, although plaintiffs in one case sought permission from the court to seek to treble any damages awarded, which the court denied. The defense of any future medical monitoring cases may be negatively impacted by evolving medical standards and practice.

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

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA and R.J. Reynolds and, with respect to the brands it acquired from R.J. Reynolds and Lorillard, ITG Brands, LLC (“ITG”), subject to a dispute discussed below with respect to some of the State Settlement Agreements) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended March 31, 2017 and 2016, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1.1 billion and $1.2 billion, respectively.

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

2003-2014 NPM Adjustment Disputes - Settlement with 26 States and Territories and Settlement with New York

PM USA had previously settled the NPM Adjustment disputes for the years 2003-2014 with 24 of the 52 MSA states and territories and, in April 2017, settled the 2004-2014 NPM Adjustment disputes with Rhode Island and Oregon (these 26 states and territories are referred to as the “signatory states,” and the remaining MSA states and territories are referred to as the “non-signatory states”). Pursuant to the settlement with these 26 signatory states, PM USA has received a total of $702 million for 2003-2014 in the form of reductions to its MSA payments, which includes amounts received from the recent settlements with Rhode Island and Oregon, described below. The recent settlement with Rhode Island settled the 2004-2014 NPM Adjustments and resulted in PM USA receiving an additional $9 million ($2 million of which relates to the 2013-2014 “transition years”) in the form of a reduction to its MSA payment in April 2017, while the recent settlement with Oregon settled the 2004-2015 NPM Adjustments and resulted in PM USA receiving an additional $16 million ($4 million of which relates to the 2013-2015 “transition years”) in the form of a reduction to its MSA payment in April 2017. As a result of the settlements with Rhode Island and Oregon, PM USA recorded a reduction to cost of sales in the amount of $25 million in the first quarter of 2017.

The settlement further provides that the NPM Adjustment provision will be revised and streamlined as to the signatory states for 2013 and subsequent years. Under the revised provision, there is a potential downward adjustment to the PMs’ MSA payment

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

relating to NPM sales on which state excise tax (“SET”) is paid.  Pursuant to such adjustment, each signatory state will pay an amount to the OPMs tied to the number of NPM cigarettes sold during the year at issue on which that state collected its SET (or, potentially, on which a comparable tax was collected) but on which that state did not collect escrow (“non-compliant NPM sales”). These payments will be made in the form of future reductions to MSA payments by the OPMs. This adjustment for SET-paid NPM sales is subject to certain exceptions and to a “safe harbor” under which a state does not owe any payment if the number or percentage of non-compliant NPM sales is below certain stated benchmarks.  In addition, the settlement further provides that the NPM Adjustment for 2015 and subsequent years will continue to apply to the signatory states (except for Oregon, which has settled through 2015 and accordingly the NPM Adjustment for 2015 will not apply to it), subject to certain defenses, but that those states will receive a partial liability reduction tied to the percentage of NPM sales nationwide during the year at issue on which either an MSA state has collected SET (or potentially a comparable tax is collected) or, potentially, Mississippi, Florida, Texas or Minnesota collected an equity fee (as defined in the settlement) on cigarettes sold by NPMs in those respective states.  The amount (if any) of the potential adjustments relating to SET-paid NPM sales and the amount of the partial liability reductions for 2015 and 2016 have not yet been determined. In addition, proceedings to determine the availability of and defenses to the 2015 and 2016 NPM Adjustments as to the signatory states will likely not take place for a considerable period of time. In the meantime, pursuant to the settlement, the OPMs and the signatory states have agreed to split the NPM Adjustment amount for 2015 and each subsequent year thereafter pending the ultimate outcome of the applicable proceedings. As a result, $43 million related to the 2015 NPM Adjustment was returned to PM USA in the second quarter of 2016, and $46 million related to the 2016 NPM Adjustment was returned to PM USA in the second quarter of 2017. The amount related to the 2015 NPM Adjustment was included in other liabilities on the condensed consolidated balance sheet at March 31, 2017. Once the proceedings to determine the amount of the applicable NPM Adjustment are concluded, the applicable amount will either be paid to the signatory states or retained by PM USA (in each case, without interest) as part of the ultimately determined amount payable. The OPMs have agreed that the amounts they receive under the settlement for 2013 and subsequent years from the signatory states will be allocated among them pursuant to a formula that modifies the MSA allocation formula in a manner favorable to PM USA. The extent to which it remains favorable to PM USA will depend upon future developments, as well as upon the resolution of certain disputes among the OPMs discussed below.

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

In October 2015, PM USA, along with the other PMs, settled the 2004-2014 NPM Adjustment disputes with New York. The New York settlement is separate from the settlement with the 26 signatory states and is different from that settlement in certain respects. Pursuant to the New York settlement, PM USA received approximately $126 million for 2004-2014 in the form of a reduction to its MSA payment in 2016. PM USA previously recorded $126 million as a reduction to cost of sales in the third quarter of 2015 to reflect the New York settlement in its estimate of MSA expenses related to prior years. In addition, the New York settlement provides that the NPM Adjustment provision will be revised as to New York for the years after 2014. The revised provision with respect to NPM cigarettes on which New York SET is paid is largely similar to the revised provision in the settlement with the 26 signatory states with respect to an adjustment relating to SET-paid NPM sales. Based on the information provided by New York, no such adjustment is due for 2015. New York has not yet provided information with respect to 2016.

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

The number of Tribal NPM Packs sold in a given year will be determined by an investigative firm based on information provided by the PMs and New York and on the investigative firm’s own research and activities (the “investigative proceeding”). The investigative firm’s determination of the number of Tribal NPM Packs sold in a given year will apply for that year as well as for the following year, with the result that an investigative proceeding is expected to be held every two years. In April 2017, the investigative firm issued its determination of the number of Tribal NPM Packs sold during 2015. As a result, PM USA received $44 million for 2015 in the form of a reduction to its MSA payment in April 2017. This determination will also apply to 2016, which will result in a corresponding reduction to PM USA’s MSA payment due in April 2018, the precise amount of which will be determined in April 2018.

In connection with the investigative proceeding, PM USA recorded for the years 2015 and 2016 a $58 million reduction to cost of sales in the fourth quarter of 2016. This amount represented PM USA’s estimate, based on information submitted by the PMs and New York to the investigative firm, of the minimum number of Tribal NPM Packs that the investigative firm was likely to find were sold during 2015 and the related reductions to PM USA’s MSA payments in April 2017 and April 2018. Because the investigative firm’s determination of the number of Tribal NPM Packs sold during 2015 was greater than the number of Tribal NPM Packs on which PM USA’s previously recorded $58 million estimate was based, PM USA recorded an additional reduction in cost of sales of $32 million in the first quarter of 2017.

2003 and Subsequent NPM Adjustment Disputes - Continuing Disputes with Non-Signatory States other than New York

PM USA has continued to pursue the NPM Adjustments for 2003 and subsequent years with respect to the non-signatory states other than New York. Under the MSA, once all conditions for the NPM Adjustment for a particular year are met (including the condition that the disadvantages of the MSA were a “significant factor” contributing to the PMs’ collective loss of market share), each state may avoid an NPM Adjustment to its share of the PMs’ MSA payments for that year by establishing that it diligently enforced a qualifying escrow statute during the entirety of that year. Such a state’s share of the NPM Adjustment would then be reallocated to any states that are found not to have diligently enforced for that year. For 2003-2014, all conditions for the NPM Adjustment were met, either by determination or agreement among the parties, and, in April 2017, the parties agreed that all the conditions for the NPM Adjustment will have been met for 2015 on February 1, 2018, for 2016 on February 1, 2019, and for 2017 on February 1, 2020.

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

In May 2014, a Missouri state trial court denied Missouri’s motion to vacate the arbitration panel’s ruling that Missouri had not diligently enforced, but granted Missouri’s motion to modify, with respect to Missouri, the pro rata judgment reduction. In September 2015, a Missouri intermediate appellate court reversed the Missouri state trial court’s ruling that modified the pro rata judgment reduction, effectively reinstating the application of that reduction method to Missouri. In February 2017, the Supreme Court of Missouri reversed the intermediate appellate court and granted Missouri’s motion to modify, with respect to Missouri, the pro rata judgment reduction related to the 2003 NPM Adjustment. As a result of the judgment reduction decision, PM USA returned approximately $12 million of the 2003 NPM Adjustment and $7 million of the interest it received, plus applicable interest. In addition, PM USA recorded a corresponding reduction to its pre-tax earnings in the first quarter of 2017. In connection with its appeal of the Missouri state trial court’s ruling, PM USA posted a bond in the amount of $22 million. PM USA will seek a release of the bond.

In September 2016, a New Mexico state trial court denied New Mexico’s motion to vacate the arbitration panel’s ruling that New Mexico had not diligently enforced, but granted New Mexico’s motion to modify, with respect to New Mexico, the pro rata judgment reduction. PM USA is appealing the New Mexico trial court’s decision regarding the pro rata judgment reduction. In March 2017, the trial court ruled that, notwithstanding the pendency of the appeal, PM

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

USA must return the $3 million of the 2003 NPM Adjustment and $2 million of the interest it received (plus interest on those amounts), which PM USA has done.

No assurance can be given that PM USA’s appeal of the New Mexico court ruling on pro rata judgment reduction or the above-referenced disputes concerning calculation or allocation of interest will be resolved in a manner favorable to PM USA.

▪
2004 and Subsequent NPM Adjustments. PM USA believes that the MSA requires the states’ diligent enforcement claims for 2004 and thereafter to be determined in multi-state arbitrations. Some non-signatory states filed motions in their state courts contending that these claims are to be determined in separate arbitrations for individual states or that there is no arbitrable dispute for 2004. In September 2015, a Missouri intermediate appellate court ruled that Missouri was entitled to a single-state arbitration to determine whether Missouri diligently enforced for 2004. PM USA appealed this ruling, and in February 2017, the Supreme Court of Missouri reversed the decision of the intermediate appellate court, ruling that Missouri must submit to multi-state arbitration to arbitrate its diligent enforcement claim for 2004. In December 2015, a Wisconsin trial court ruled that Wisconsin must arbitrate its claim of diligent enforcement for 2004. As a result of these decisions, Missouri and Wisconsin have since joined the 2004 diligent enforcement arbitration. In November 2016, a New Mexico trial court ruled that New Mexico must arbitrate its diligent enforcement claim for 2004 in multi-state arbitration. New Mexico is appealing that ruling.

As discussed above, the Montana state courts have ruled that Montana may litigate its diligent enforcement claims in state court, rather than in arbitration. In March 2017, Montana filed a motion for a declaratory order from its state court stating that Montana diligently enforced its escrow statute during 2004 so that Montana’s MSA payments would not be subject to an NPM Adjustment for that year. No hearings have yet been held by the Montana state court to determine whether Montana diligently enforced during 2004.

The 2004 diligent enforcement arbitration is currently pending before two separate arbitration panels, with all of the 19 non-signatory states other than New York (which separately settled), Montana and New Mexico participating in the arbitration. The panels’ decisions are not expected until 2018 or later. There is no assurance that PM USA will ultimately receive any adjustment as a result of these proceedings.

Proceedings regarding diligent enforcement claims for 2005 and subsequent years have not yet been scheduled. No assurance can be given as to when proceedings for 2005 and subsequent years will be scheduled or the precise form those proceedings will take.

The independent auditor has calculated that PM USA’s share of the maximum potential NPM Adjustments for 2004-2015 is (exclusive of interest or earnings): $388 million for 2004, $181 million for 2005, $154 million for 2006, $185 million for 2007, $250 million for 2008, $211 million for 2009, $218 million for 2010, $166 million for 2011, $214 million for 2012, $223 million for 2013, $246 million for 2014, $292 million for 2015 and $296 million for 2016. These maximum amounts will be reduced by a judgment reduction to reflect the settlement with the signatory states and the New York settlement. The judgment reduction for the 2004 and subsequent NPM Adjustments has not yet been determined. In addition, these maximum amounts may also be further reduced by other developments, including agreements that may be entered in the future, disputes that may arise or recalculation of the NPM Adjustment amounts by the independent auditor. Further, the maximum amount for 2004 may also be reduced due to a dispute raised by another OPM regarding the allocation of the maximum potential 2004 NPM Adjustment among the OPMs. In addition, as discussed below, PM USA believes that the amounts shown above as PM USA’s share of the maximum potential NPM Adjustment for 2015 and 2016 were incorrectly calculated by the independent auditor, and that PM USA’s correct share is higher. Finally, PM USA’s recovery of these amounts, even as reduced, is dependent upon subsequent determinations of state diligent enforcement claims, and is subject (in the case of signatory states found non-diligent) to the partial liability reduction under the settlement. The availability and amount of any NPM Adjustment for 2004 and subsequent years will not be finally determined in the near term. There is no assurance that PM USA will ultimately receive any adjustment as a result of these proceedings. PM USA’s receipt of amounts on account of the 2003 NPM Adjustment and interest from non-signatory states does not provide any assurance that PM USA will receive any NPM Adjustment amounts (or associated interest or earnings) for 2004 or any subsequent year. PM USA may enter into settlement discussions regarding the NPM Adjustment disputes with any state if PM USA believes it is in its best interests to do so.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Disputes Under the State Settlement Agreements

The payment obligations of the tobacco product manufacturers that are parties to the State Settlement Agreements, as well as the allocations of any NPM Adjustments received by them pursuant to the MSA or the settlements of NPM Adjustment disputes with certain states described above, as calculated by the independent auditor, have been and may continue to be affected by R.J. Reynolds’s acquisition of Lorillard and the related assignment of certain cigarette brands by R.J. Reynolds to ITG (the “RJR-Lorillard-ITG transaction”). For example, R.J. Reynolds and ITG have taken the position that they do not have to make payments on those brands under the Florida, Minnesota and Texas State Settlement Agreements or include those brands in their reported volumes or profits for purposes of certain calculations under the State Settlement Agreements. PM USA believes that the position taken by R.J. Reynolds and ITG violates the State Settlement Agreements and applicable law. In that regard, PM USA disputes several calculations made by the independent auditor since the RJR-Lorillard-ITG transaction. In particular, PM USA believes that the independent auditor’s calculations incorrectly increased PM USA’s payments for 2015 and 2016 due to Mississippi, Florida, Texas and Minnesota under their State Settlement Agreements by at least $84 million for those two years combined (see below for a discussion of the portion of these improperly increased payments attributable to the Florida Settlement Agreement). PM USA further believes that such payments due to those states for subsequent years may also be incorrectly increased by amounts that will depend in part on the independent auditor’s future calculations.

In January 2017, PM USA and the State of Florida each filed in Florida state court a motion against R.J. Reynolds and ITG to enforce the Florida State Settlement Agreement with respect to their failure to make payments to Florida on the assigned brands and failure to include those brands in their reported volumes and profits for purposes of certain calculations under the Florida State Settlement Agreement. PM USA believes that, as a result of these failures by R.J. Reynolds and ITG, its settlement payments to Florida have been improperly increased by over $28 million for 2015 and 2016 combined.

In addition to the disputes noted above, PM USA believes that the calculations by the independent auditor have resulted in an improper decrease of PM USA’s share of the 2015 and 2016 NPM Adjustments pursuant to the MSA and the settlements of the NPM Adjustment disputes and may result in improper decreases of its share for subsequent years, although the amounts of such decreases depend on a number of factors that cannot be determined at this time.

PM USA cannot provide any assurance that it will be successful in any of the above-described disputes that it has raised or may raise.

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

In May 2015, the U.S. Court of Appeals affirmed in part and reversed in part, concluding that certain portions of the statements exceeded the district court’s jurisdiction under RICO, but upheld other portions challenged by defendants. The Court of Appeals remanded the case to the trial court for further proceedings. In July 2015, the government filed a petition for panel rehearing, which the U.S. Court of Appeals denied on August 2015. In October 2015, the district court ordered further briefing on the content of the corrective communications reversed by the U.S. Court of Appeals and any implementation changes the parties propose. In February 2016, the U.S. District Court for the District of Columbia issued an order on the content of the corrective communications and ordered the parties to submit proposed changes to the consent order on the implementation details, which the parties jointly submitted and the court approved in April 2016. Also in April 2016, defendants filed a notice of appeal to the U.S. Court of Appeals for the District of Columbia Circuit on the content of the corrective communications. In May 2016, defendants filed a notice of appeal of the consent order for the purpose of perfecting the appeal of the district court’s February 2016 order on the content of the corrective communications. In April 2017, the U.S. Court of Appeals for the District of Columbia Circuit reversed in part the district court’s decision on the content of the corrective communications, striking certain content and remanding to the district court the decision on how to revise certain other content.

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

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of April 27, 2017, a total of 5 such cases are pending in various U.S. state courts.

State “Lights” Cases Dismissed, Not Certified or Ordered De-Certified

As of April 27, 2017, 20 state courts in 21 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

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

State Trial Court Class Certification Settlements

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

▪
Miner: In November 2013, the Arkansas trial court granted class certification, which the Arkansas Supreme Court affirmed in February 2015. In June 2016, the trial court granted PM USA’s motion for partial summary judgment to limit any damages claimed by the plaintiffs’ class to purchases made prior to May 2003. In July 2016, the parties agreed to settle all claims for $45 million. In the third quarter of 2016, PM USA recorded a provision on its condensed consolidated balance sheet of $45 million. In November 2016, the trial court granted final approval of the settlement, concluding this litigation. In December 2016, PM USA paid $45 million to plaintiff’s escrow agent.

Other Developments

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

Certain Other Tobacco-Related Litigation

Ignition Propensity Cases

PM USA and Altria Group, Inc. are currently facing litigation alleging that a fire caused by cigarettes led to individuals’ deaths.  In a Kentucky case (Walker), the federal district court denied plaintiffs’ motion to remand the case to state court and dismissed plaintiffs’ claims in February 2009. Plaintiffs subsequently filed a notice of appeal. In October 2011, the U.S. Court of Appeals for the Sixth Circuit reversed the portion of the district court decision that denied remand of the case to Kentucky state court and remanded the case to Kentucky state court. The Sixth Circuit did not address the merits of the district court’s dismissal order. Defendants’ petition for rehearing with the Sixth Circuit was denied in December 2011. Defendants filed a renewed motion to dismiss in state court in March 2013. Based on new evidence, in June 2013, defendants removed the case for a second time to the U.S. District Court for the Western District of Kentucky and re-filed their motion to dismiss in June 2013. In July 2013, plaintiffs filed a motion to remand the case to Kentucky state court, which was granted in March 2014. In November 2016, defendants filed renewed motions to dismiss the case, which the court granted in March 2017.

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

Nu Mark Patent Litigation

Fontem Ventures B.V. and Fontem Holdings 1 B.V., both subsidiaries of ITG, sued Nu Mark for alleged patent infringement in the U.S. District Court for the Central District of California of one or more claims under various Fontem patents for e-vapor products.  The suit sought recovery of an unspecified amount of money damages for alleged past infringement and an injunction against future infringement, which injunction may have resulted in Nu Mark being enjoined from marketing one or more of the products at issue in the suit. In December 2016, the parties entered into a settlement and license agreement, resulting in the dismissal of the litigation.  Under the terms of the agreement, in January 2017, Nu Mark made an upfront payment of $21 million and will make future royalty payments in amounts that Altria Group, Inc. does not expect to be material.  In the fourth quarter of 2016, Nu Mark recorded a provision on its consolidated balance sheet of $21 million.

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At March 31, 2017, Altria Group, Inc. and certain of its subsidiaries (i) had $59 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for $26 million of guarantees, consisting primarily of surety bonds, related to their own performance; and (iii) had a redeemable noncontrolling interest of $38 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria Group, Inc. issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the “Distribution Agreement”), entered into as a result of Altria Group, Inc.’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at March 31, 2017 as the fair value of this indemnification is insignificant.

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

PM USA will be unconditionally released and discharged from the Obligations upon the earliest to occur of:

▪	the date, if any, on which PM USA consolidates with or merges into Altria Group, Inc. or any successor;

▪	the date, if any, on which Altria Group, Inc. or any successor consolidates with or merges into PM USA;

▪	the payment in full of the Obligations pertaining to such Guarantees; and

▪	the rating of Altria Group, Inc.’s long-term senior unsecured debt by Standard & Poor’s Ratings Services of A or higher.

At March 31, 2017, the respective principal 100% owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
The following sets forth the condensed consolidating balance sheets as of March 31, 2017 and December 31, 2016, condensed consolidating statements of earnings and comprehensive earnings for the three months ended March 31, 2017 and 2016, and condensed consolidating statements of cash flows for the three months ended March 31, 2017 and 2016 for Altria Group, Inc., PM USA and, collectively, Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the Securities and Exchange Commission (“SEC”) interpretation and application of Rule 3-10 of SEC Regulation S-X.
The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
March 31, 2017
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$5,170	$—	$58	$—	$5,228
Receivables	—	8	127	—	135
Inventories:
Leaf tobacco	—	538	349	—	887
Other raw materials	—	111	60	—	171
Work in process	—	7	485	—	492
Finished product	—	172	400	—	572
	—	828	1,294	—	2,122
Due from Altria Group, Inc. and subsidiaries	—	5,532	993	(6,525)	—
Other current assets	249	50	88	(246)	141
Total current assets	5,419	6,418	2,560	(6,771)	7,626
Property, plant and equipment, at cost	—	2,971	1,885	—	4,856
Less accumulated depreciation	—	2,087	846	—	2,933
	—	884	1,039	—	1,923
Goodwill	—	—	5,307	—	5,307
Other intangible assets, net	—	2	12,199	—	12,201
Investment in AB InBev	17,579	—	—	—	17,579
Investment in consolidated subsidiaries	11,579	2,641	—	(14,220)	—
Finance assets, net	—	—	1,019	—	1,019
Due from Altria Group, Inc. and subsidiaries	4,790	—	—	(4,790)	—
Other assets	18	1,752	131	(1,381)	520
Total Assets	$39,385	$11,697	$22,255	$(27,162)	$46,175

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
March 31, 2017
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Accounts payable	$1	$105	$129	$—	$235
Accrued liabilities:
Marketing	—	609	116	—	725
Employment costs	14	8	52	—	74
Settlement charges	—	4,783	7	—	4,790
Other	191	414	271	—	876
Income taxes	—	626	36	(246)	416
Dividends payable	1,184	—	—	—	1,184
Due to Altria Group, Inc. and subsidiaries	6,187	296	42	(6,525)	—
Total current liabilities	7,577	6,841	653	(6,771)	8,300
Long-term debt	13,884	—	—	—	13,884
Deferred income taxes	5,329	—	4,361	(1,381)	8,309
Accrued pension costs	203	—	535	—	738
Accrued postretirement health care costs	—	1,442	770	—	2,212
Due to Altria Group, Inc. and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	132	142	157	—	431
Total liabilities	27,125	8,425	11,266	(12,942)	33,874
Contingencies
Redeemable noncontrolling interest	—	—	38	—	38
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,909	3,310	11,790	(15,100)	5,909
Earnings reinvested in the business	37,124	230	841	(1,071)	37,124
Accumulated other comprehensive losses	(2,212)	(268)	(1,692)	1,960	(2,212)
Cost of repurchased stock	(29,496)	—	—	—	(29,496)
Total stockholders’ equity attributable to Altria Group, Inc.	12,260	3,272	10,948	(14,220)	12,260
Noncontrolling interests	—	—	3	—	3
Total stockholders’ equity	12,260	3,272	10,951	(14,220)	12,263
Total Liabilities and Stockholders’ Equity	$39,385	$11,697	$22,255	$(27,162)	$46,175

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
December 31, 2016
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
December 31, 2016
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended March 31, 2017
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,271	$820	$(8)	$6,083
Cost of sales	—	1,538	280	(8)	1,810
Excise taxes on products	—	1,446	48	—	1,494
Gross profit	—	2,287	492	—	2,779
Marketing, administration and research costs	40	378	110	—	528
Asset impairment and exit costs	—	—	4	—	4
Operating (expense) income	(40)	1,909	378	—	2,247
Interest and other debt expense, net	123	—	56	—	179
Earnings from equity investment in AB InBev	(23)	—	—	—	(23)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(140)	1,909	322	—	2,091
(Benefit) provision for income taxes	(72)	663	98	—	689
Equity earnings of subsidiaries	1,469	72	—	(1,541)	—
Net earnings	1,401	1,318	224	(1,541)	1,402
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria Group, Inc.	$1,401	$1,318	$223	$(1,541)	$1,401

Net earnings	$1,401	$1,318	$224	$(1,541)	$1,402
Other comprehensive (losses) earnings, net of deferred income taxes	(160)	3	28	(31)	(160)
Comprehensive earnings	1,241	1,321	252	(1,572)	1,242
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$1,241	$1,321	$251	$(1,572)	$1,241

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended March 31, 2016
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,265	$810	$(9)	$6,066
Cost of sales	—	1,642	241	(9)	1,874
Excise taxes on products	—	1,487	49	—	1,536
Gross profit	—	2,136	520	—	2,656
Marketing, administration and research costs	36	415	108	—	559
Asset impairment and exit costs	5	94	21	—	120
Operating (expense) income	(41)	1,627	391	—	1,977
Interest and other debt expense, net	129	15	56	—	200
Earnings from equity investment in SABMiller	(66)	—	—	—	(66)
Gain on AB InBev/SABMiller business combination	(40)	—	—	—	(40)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(64)	1,612	335	—	1,883
(Benefit) provision for income taxes	(49)	603	111	—	665
Equity earnings of subsidiaries	1,232	60	—	(1,292)	—
Net earnings	1,217	1,069	224	(1,292)	1,218
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria Group, Inc.	$1,217	$1,069	$223	$(1,292)	$1,217

Net earnings	$1,217	$1,069	$224	$(1,292)	$1,218
Other comprehensive losses, net of deferred income taxes	(47)	(17)	(156)	173	(47)
Comprehensive earnings	1,170	1,052	68	(1,119)	1,171
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$1,170	$1,052	$67	$(1,119)	$1,170

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2017
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$1,469	$3,007	$14	$(1,825)	$2,665
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(8)	(25)	—	(33)
Proceeds from finance assets	—	—	2	—	2
Other	—	—	(199)	—	(199)
Net cash used in investing activities	—	(8)	(222)	—	(230)
Cash Provided by (Used in) Financing Activities
Repurchases of common stock	(551)	—	—	—	(551)
Dividends paid on common stock	(1,187)	—	—	—	(1,187)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	952	(1,675)	723	—	—
Cash dividends paid to parent	—	(1,325)	(500)	1,825	—
Other	(34)	—	(4)	—	(38)
Net cash (used in) provided by financing activities	(820)	(3,000)	219	1,825	(1,776)
Cash and cash equivalents:
Increase (decrease)	649	(1)	11	—	659
Balance at beginning of period	4,521	1	47	—	4,569
Balance at end of period	$5,170	$—	$58	$—	$5,228

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2016
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$1,462	$2,780	$108	$(1,632)	$2,718
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(7)	(19)	—	(26)
Proceeds from finance assets	—	—	56	—	56
Other	—	—	4	—	4
Net cash (used in) provided by investing activities	—	(7)	41	—	34
Cash Provided by (Used in) Financing Activities
Repurchases of common stock	(168)	—	—	—	(168)
Dividends paid on common stock	(1,108)	—	—	—	(1,108)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	1,279	(1,374)	95	—	—
Cash dividends paid to parent	—	(1,399)	(233)	1,632	—
Other	(29)	—	(1)	—	(30)
Net cash used in financing activities	(26)	(2,773)	(139)	1,632	(1,306)
Cash and cash equivalents:
Increase	1,436	—	10	—	1,446
Balance at beginning of period	2,313	—	56	—	2,369
Balance at end of period	$3,749	$—	$66	$—	$3,815

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 11. Recent Accounting Guidance Not Yet Adopted:

The following table provides a description of the recently issued accounting guidance applicable to, but not yet adopted by, Altria Group, Inc.:

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

Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures. Altria Group, Inc.’s financial assets that are within the scope of the new guidance are approximately 2% of Altria Group, Inc.’s total assets at March 31, 2017.

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
ASU No. 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715)
The guidance requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by employees during the period. The other components of net periodic pension cost and net periodic postretirement benefit cost are required to be presented in the statement of earnings separately from the service cost component and outside the subtotal of operating income. Additionally, only the service cost component is eligible for capitalization.

The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted only as of the beginning of an annual period for which financial statements have not been issued.

Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Description of the Company

At March 31, 2017, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”), which are engaged in the manufacture and sale of super premium cigarettes and the sale of premium cigars; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. In addition, Nu Mark, Middleton and Nat Sherman use third-party contract manufacturing arrangements in the manufacture of their products. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At March 31, 2017, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At September 30, 2016, Altria Group, Inc. had an approximate 27% ownership of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounted for under the equity method of accounting. In October 2016, Anheuser-Busch InBev SA/NV completed its business combination with SABMiller, and Altria Group, Inc. received cash and shares representing a 9.6% ownership in the combined company (the “Transaction”). The newly formed Belgian company, which retained the name Anheuser-Busch InBev SA/NV (“AB InBev”), became the holding company for the combined businesses. Subsequently, Altria Group, Inc. purchased approximately 12 million ordinary shares of AB InBev, increasing Altria Group, Inc.’s ownership to approximately 10.2% at December 31, 2016. At March 31, 2017, Altria Group, Inc. had an approximate 10.2% ownership of AB InBev, which Altria Group, Inc. accounts for under the equity method of accounting using a one-quarter lag. For the three months ended March 31, 2016, Altria Group, Inc. recorded a pre-tax gain of $40 million for the change in the fair value of the derivative financial instrument that it entered into in connection with the AB InBev/SABMiller business combination. The pre-tax gain was included in gain on AB InBev/SABMiller business combination in Altria Group, Inc.’s condensed consolidated statement of earnings. Altria Group, Inc. receives cash dividends on its interest in AB InBev if and when AB InBev pays such dividends.

Altria Group, Inc.’s reportable segments are smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in an all other category.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.
Consolidated Results of Operations for the Three Months Ended March 31, 2017: The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the three months ended March 31, 2017, from the three months ended March 31, 2016, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended March 31, 2016	$1,217	$0.62

2016 NPM Adjustment Items	11	0.01
2016 Asset impairment, exit and implementation costs	78	0.04
2016 Tobacco and health litigation items	24	0.01
2016 SABMiller special items	108	0.05
2016 Gain on AB InBev/SABMiller business combination	(26)	(0.01)
2016 Tax items	1	—
Subtotal 2016 special items	196	0.10

2017 NPM Adjustment Items	1	—
2017 Asset impairment, exit, implementation and acquisition-related costs	(19)	(0.01)
2017 Tobacco and health litigation items	(1)	—
2017 AB InBev special items	(48)	(0.03)
2017 Tax items	58	0.03
Subtotal 2017 special items	(9)	(0.01)

Fewer shares outstanding	—	0.01
Change in tax rate	(7)	—
Operations	4	—
For the three months ended March 31, 2017	$1,401	$0.72

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations: The increase of $4 million in operations shown in the table above was due primarily to the following:

▪	higher income from the smokeable products segment; and

▪	lower interest and other debt expense, net;
partially offset by:

▪	lower earnings from Altria Group, Inc.’s equity investment in AB InBev/SABMiller; and

▪	lower income from the smokeless products segment.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2017 Forecasted Results: In May 2017, Altria Group, Inc. reaffirmed that its 2017 full-year adjusted diluted EPS growth rate is expected to be in the range of 7.5% to 9.5% over 2016 full-year adjusted diluted EPS. This forecasted growth rate excludes the income and expense items in the table below. Altria Group, Inc. continues to expect higher adjusted diluted EPS growth in the second half of the year compared to the first half driven by various factors. These include the financial effects of the voluntary product recall in the smokeless products segment during the first quarter of 2017 and the benefit of reporting four full quarters of equity income from Altria Group, Inc.’s beer investment in 2017 versus three quarters in 2016. Altria Group, Inc. continues to expect that its 2017 full-year effective tax rate on operations will be approximately 36%.

Altria Group, Inc.’s full-year adjusted diluted EPS guidance and full-year forecast for its effective tax rate on operations exclude the impact of certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, gain on AB InBev/SABMiller business combination, AB InBev/SABMiller special items, certain tax items, charges associated with tobacco and health litigation items, and settlements of, and determinations made in connection with, disputes with certain states and territories related to the non-participating manufacturer (“NPM”) adjustment provision under the 1998 Master Settlement Agreement (such settlements and determinations are referred to collectively as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 9. Contingencies to the condensed consolidated financial statements in Part I, Item I. Financial Statements of this Quarterly Report on Form 10-Q (“Item 1”).

Altria Group, Inc.’s management cannot estimate on a forward-looking basis the impact of certain income and expense items, including those items noted in the preceding paragraph, on Altria Group, Inc.’s reported diluted EPS and reported effective tax rate because these items, which could be significant, may be infrequent, are difficult to predict and may be highly variable. As a result, Altria Group, Inc. does not provide a corresponding United States generally accepted accounting principles (“U.S. GAAP”) measure for, or reconciliation to, its adjusted diluted EPS guidance or its effective tax rate on operations forecast.

In addition, the factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast and to the other forward-looking statements made in this Quarterly Report on Form 10-Q (“Form 10-Q”).

Expense (Income), Net Excluded from Adjusted Diluted EPS
	2017	2016
NPM Adjustment Items	$—	$0.01
Asset impairment, exit and implementation costs	0.02	0.07
Tobacco and health litigation items	—	0.04
AB InBev/SABMiller special items	0.03	(0.03)
Loss on early extinguishment of debt	—	0.28
Patent litigation settlement	—	0.01
Gain on AB InBev/SABMiller business combination	—	(4.61)
Tax items	(0.03)	(0.02)
	$0.02	$(4.25)
Altria Group, Inc. reports its financial results in accordance with U.S. GAAP. Altria Group, Inc.’s management reviews certain financial results, including diluted EPS, on an adjusted basis, which excludes certain income and expense items, including those items noted above. Altria Group, Inc.’s management does not view any of these special items to be part of Altria Group, Inc.’s underlying results as they may be highly variable, may be infrequent, are difficult to predict and can distort underlying business trends and results. Altria Group, Inc.’s management also reviews income tax rates on an adjusted basis. Altria Group, Inc.’s effective tax rate on operations may exclude certain tax items from its reported effective tax rate. Altria Group, Inc.’s management believes that adjusted financial measures provide useful additional insight into underlying business trends and results and provide a more meaningful comparison of year-over-year results. Adjusted financial measures are used by management and regularly provided to Altria Group, Inc.’s chief operating decision maker (the “CODM”) for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. These adjusted financial measures are not consistent with U.S. GAAP and may not be calculated the same as similarly titled measures used by other companies. These adjusted financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.

Discussion and Analysis

Consolidated Operating Results

	For the Three Months Ended March 31,
	2017	2016
	(in millions)
Net revenues:
Smokeable products	$5,458	$5,422
Smokeless products	466	479
Wine	140	145
All other	19	20
Net revenues	$6,083	$6,066

Excise taxes on products:
Smokeable products	$1,460	$1,499
Smokeless products	30	32
Wine	4	5
Excise taxes on products	$1,494	$1,536

Operating income:
Operating companies income (loss):
Smokeable products	$2,041	$1,751
Smokeless products	249	280
Wine	21	28
All other	(13)	(21)
Amortization of intangibles	(5)	(5)
General corporate expenses	(46)	(51)
Corporate asset impairment and exit costs	—	(5)
Operating income	$2,247	$1,977

As discussed further in Note 6. Segment Reporting to the condensed consolidated financial statements in Item 1, the CODM reviews operating companies income to evaluate the performance of, and allocate resources to, the segments. Operating companies income for the segments is defined as operating income before general corporate expenses and amortization of intangibles. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

The following events that occurred during the three months ended March 31, 2017 and 2016 affected the comparability of statement of earnings amounts:

▪	NPM Adjustment Items: Pre-tax (income) expense for NPM Adjustment Items was recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Three Months Ended March 31,
	2017	2016
	(in millions)
Smokeable products segment	$(8)	$12
Interest and other debt expense, net	7	6
Total	$(1)	$18
The amounts shown in the table above for the smokeable products segment were recorded by PM USA as (reductions) increases to cost of sales, which (increased) decreased operating companies income in the smokeable products segment. For further discussion, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 9. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 9”).

▪
Tobacco and Health Litigation Items: Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Three Months Ended March 31,
	2017	2016
	(in millions)
Smokeable products segment	$1	$26
Interest and other debt expense, net	—	12
Total	$1	$38
During the first quarter of 2016, PM USA recorded pre-tax charges, primarily related to the Aspinall case, of $26 million in marketing, administration and research costs and $12 million in interest costs. For further discussion, see “Lights/Ultra Lights” Cases - State Trial Court Class Certification Settlements in Note 9.

▪
Smokeless Products Recall: During the first quarter of 2017, USSTC voluntarily recalled certain smokeless tobacco products manufactured at its Franklin Park, Illinois facility due to a product tampering incident (the “Recall”). USSTC has concluded the Recall and is completing its replenishment of trade inventories. USSTC estimates that the Recall-related costs and the share impact from the Recall reduced smokeless products segment operating companies income by approximately $60 million in the first quarter of 2017.

▪
Asset Impairment, Exit and Implementation Costs: Pre-tax asset impairment, exit and implementation costs for the three months ended March 31, 2017 and 2016 were $27 million and $122 million, respectively.

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
For further discussion, including a breakdown of asset impairment, exit and implementation costs by segment, see Note 2. Asset Impairment, Exit and Implementation Costs to the condensed consolidated financial statements in Item 1.

▪
Gain on AB InBev/SABMiller Business Combination: For the three months ended March 31, 2016, Altria Group, Inc. recorded a pre-tax gain of $40 million for the change in the fair value of the derivative financial instrument that it entered into in connection with the AB InBev/SABMiller business combination. The pre-tax gain was included in gain on AB InBev/SABMiller business combination in Altria Group, Inc.’s condensed consolidated statement of earnings.

▪
AB InBev/SABMiller Special Items: Altria Group, Inc.’s earnings from its equity investment in AB InBev for the three months ended March 31, 2017 included net pre-tax charges of $73 million, consisting primarily of Altria Group, Inc.’s share of mark-to-market losses on AB InBev’s derivative financial instruments used to hedge certain share commitments.

Altria Group, Inc.’s earnings from its equity investment in SABMiller for the three months ended March 31, 2016 included net pre-tax charges of $166 million, consisting primarily of Altria Group, Inc.’s share of SABMiller’s asset impairment charges.

▪
Tax Items: Tax items for the three months ended March 31, 2017 included tax benefits of $42 million related to prior audit years and excess tax benefits of $16 million for share-based awards that vested during the first quarter of 2017.

Consolidated Results of Operations for the Three Months Ended March 31, 2017

The following discussion compares consolidated operating results for the three months ended March 31, 2017 with the three months ended March 31, 2016.

Net revenues, which include excise taxes billed to customers were essentially unchanged as higher net revenues in the smokeable products segment were offset by lower net revenues in the smokeless products segment (driven by the Recall) and the wine segment.

Cost of sales decreased $64 million (3.4%), due primarily to lower shipment volume in the smokeable products segment, lower per unit settlement charges and favorable NPM Adjustment Items, partially offset by implementation costs related to the facilities consolidation in 2017.

Excise taxes on products decreased $42 million (2.7%), due primarily to lower smokeable products shipment volume.

Marketing, administration and research costs decreased $31 million (5.5%), due primarily to lower costs in the smokeable products segment (which included lower tobacco and health litigation items).

Operating income increased $270 million (13.7%), due primarily to higher operating results from the smokeable products segment (which included asset impairment, exit and implementation costs in connection with the productivity initiative in 2016), partially offset by lower operating results from the smokeless products segment resulting from the Recall.

Interest and other debt expense, net, decreased $21 million (10.5%), due primarily to interest costs related to tobacco and health litigation items in 2016, lower interest costs on debt as a result of debt refinancing activities in 2016 and higher interest income due to higher interest rates and cash balances in 2017.

Earnings from Altria Group, Inc.’s equity investment in AB InBev/SABMiller, which decreased $43 million (65.2%), were negatively impacted by a challenging environment in Brazil and mark-to-market losses related to AB InBev’s hedging of its share-based compensation payment programs, partially offset by lower special items in 2017.

Altria Group, Inc.’s income tax rate decreased 2.3 percentage points to 33.0% due primarily to tax benefits in the first quarter of 2017 related to prior audit years and excess tax benefits for share-based awards that vested during the first quarter of 2017.

Net earnings attributable to Altria Group, Inc. of $1,401 million increased $184 million (15.1%), due primarily to higher operating income and lower income tax rate, partially offset by lower earnings from Altria Group, Inc.’s equity investment in AB InBev/SABMiller. Diluted and basic EPS attributable to Altria Group, Inc. of $0.72, each increased by 16.1% due to higher net earnings attributable to Altria Group, Inc.

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

▪	additional restrictions on the advertising and promotion of tobacco products;

▪	other actual and proposed tobacco product legislation and regulation; and

▪	governmental investigations;

▪	the diminishing prevalence of cigarette smoking and increased efforts by tobacco control advocates and others (including retail establishments) to further restrict tobacco use;

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

Substantial Equivalence and Other New Product Processes/Pathways

In January 2011, the FDA issued guidance concerning reports that manufacturers must submit for certain tobacco products that the manufacturer modified or introduced for the first time into the market after February 15, 2007. These reports must be reviewed by the FDA to determine if such tobacco products are “substantially equivalent” to products commercially available as of February 15, 2007.  In general, in order to continue marketing cigarette, cigarette tobacco and smokeless tobacco products commercially available before March 22, 2011, manufacturers of such products were required to send to the FDA a report demonstrating substantial equivalence by March 22, 2011. These products are referred to as “provisional products.” All cigarette and smokeless tobacco products currently marketed by PM USA and USSTC are provisional products, as are some of the products currently marketed by Nat Sherman. Our subsidiaries submitted timely substantial equivalence reports for these products and can continue marketing these products unless the FDA makes a determination that a specific product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products from the marketplace. While our cigarette and smokeless tobacco subsidiaries believe that all of their current products meet the statutory requirements of the FSPTCA, they cannot predict whether, when or how the FDA ultimately will apply its guidance to their various respective substantial equivalence reports or seek to enforce the law and regulations consistent with its guidance.

The FDA began announcing its decisions on substantial equivalence reports for provisional cigarette, cigarette tobacco and smokeless tobacco products in 2013. There are a significant number of substantial equivalence reports for such products for which the FDA has not announced decisions, including reports submitted by our cigarette and smokeless tobacco subsidiaries. At the request of the FDA, our cigarette and smokeless tobacco subsidiaries have provided additional information with respect to certain of their substantial equivalence reports. At this time, it is not possible to predict how long reviews by the FDA of substantial equivalence reports or new tobacco product applications for any tobacco product will take. A “not substantially equivalent” determination or denial of a new tobacco product application on one or more products could have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.

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

Smokeless Tobacco Product Standard

In January 2017, the FDA proposed a product standard for N-nitrosonornicotine (“NNN”) levels in finished smokeless tobacco products.  USSTC believes that the FDA has not adequately considered whether the proposed standard is technically achievable and further believes it would have a significant negative impact on farmers and manufacturers.  USSTC is advocating for withdrawal of the proposed rule. If the FDA does not withdraw the rule, USSTC plans to submit comments.  In March 2017, the FDA extended the comment period and acknowledged what it described as a “typographical error” in a formula it used in documentation supporting the proposed rule. If the proposed rule as presently proposed were to become final and upheld in the courts, it could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and USSTC.

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

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. By way of example, in 2009, the federal excise tax (“FET”) on cigarettes increased from $0.39 per pack to approximately $1.01 per pack, in 2010, the New York state excise tax increased by $1.60 to $4.35 per pack, in October 2014, Philadelphia, Pennsylvania enacted a $2.00 per pack local cigarette excise tax and in November 2016, California passed a ballot measure to increase its cigarette excise tax by $2.00 per pack, which went into effect on April 1, 2017. Between the end of 1998 and April 27, 2017, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.74 per pack. As of April 27, 2017, no state has enacted a cigarette excise tax increase in 2017.

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

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of April 27, 2017, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of April 27, 2017, 179 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain; and restrict smoking in public places.

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

State Settlement Agreements

As discussed in Note 9, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. For a discussion of the impact of the State Settlement Agreements on Altria Group, Inc., see Financial Review - Debt and Liquidity - Payments Under State Settlement Agreements and FDA Regulation below and Note 9. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

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

Health Effects of Tobacco Product Consumption and Exposure to Environmental Tobacco Smoke (“ETS”)

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

Price, Availability and Quality of Agricultural Products

Shifts in crops (such as those driven by economic conditions and adverse weather patterns), government mandated prices, economic trade sanctions, geopolitical instability and production control programs may increase or decrease the cost or reduce the supply or quality of tobacco and other agricultural products used to manufacture our companies’ products. As with other agriculture commodities, the price of tobacco leaf can be influenced by economic conditions and imbalances in supply and demand and crop quality and availability can be influenced by variations in weather patterns, including those caused by climate change. Certain types of tobacco are also only available in limited geographies. Tobacco production in certain countries is subject to a variety of controls, including government mandated prices and production control programs.  Changes in the patterns of demand for agricultural products and the cost of tobacco production could impact tobacco leaf prices and tobacco supply. Certain types of tobacco are available in limited geographies, including geographies experiencing political instability, and loss of their availability could impact adult tobacco consumer product acceptability. Any significant change in the price, quality or availability of tobacco leaf or other agricultural products used to manufacture our products could impact adult consumer product acceptability and adversely affect our subsidiaries’ profitability and businesses.

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
Operating Results

The following discussion compares operating results for the smokeable and smokeless products segments for the three months ended March 31, 2017, with the three months ended March 31, 2016.

	For the Three Months Ended March 31,
	Net Revenues		Operating Companies Income
	2017	2016	2017	2016
	(in millions)
Smokeable products	$5,458	$5,422	$2,041	$1,751
Smokeless products	466	479	249	280
Total smokeable and smokeless products	$5,924	$5,901	$2,290	$2,031

Smokeable products segment

The smokeable products segment’s net revenues and operating companies income increased during the three months ended March 31, 2017, due primarily to higher pricing, partially offset by lower shipment volume.

The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
	2017	2016	Change
	(sticks in millions)
Cigarettes:
Marlboro	24,695	25,361	(2.6)%
Other premium	1,450	1,514	(4.2)%
Discount	2,582	2,664	(3.1)%
Total cigarettes	28,727	29,539	(2.7)%
Cigars:
Black & Mild	363	317	14.5%
Other	4	10	(60.0)%
Total cigars	367	327	12.2%
Total smokeable products	29,094	29,866	(2.6)%

Cigarettes shipment volume includes Marlboro; Other premium brands, such as Virginia Slims, Parliament and Benson & Hedges; and Discount brands, which include L&M and Basic. Cigarettes volume includes units sold as well as promotional units, but excludes units sold for distribution to Puerto Rico, and units sold in U.S. Territories, to overseas military and by Philip Morris Duty Free Inc., none of which, individually or in the aggregate, is material to the smokeable products segment.

The following table summarizes the smokeable products segment retail share performance:

	Retail Share
	For the Three Months Ended March 31,
	2017	2016	Percentage Point Change
Cigarettes:
Marlboro	43.6%	43.8%	(0.2)
Other premium	2.7	2.8	(0.1)
Discount	4.7	4.5	0.2
Total cigarettes	51.0%	51.1%	(0.1)

Retail share results for cigarettes are based on data from IRI/Management Science Associates, Inc., a tracking service that uses a sample of stores and certain wholesale shipments to project market share and depict share trends. This service tracks sales in the food, drug, mass merchandisers, convenience, military, dollar store and club trade classes. For other trade classes selling cigarettes, retail share is based on shipments from wholesalers to retailers through the Store Tracking Analytical Reporting System (“STARS”). This service is not designed to capture sales through other channels, including the internet, direct mail and some illicitly tax-advantaged outlets. It is IRI’s standard practice to periodically refresh its services, which could restate retail share results that were previously released in this service.

IRI restated its cigarette database in the first quarter of 2017, which affected previously released retail share results. PM USA’s restated quarterly and year-to-date retail share results for cigarettes are summarized below.

Middleton’s strategy in the machine-made large cigar category is to maximize income, principally from the profitable tipped segment. Thus, to simplify reporting, Altria Group, Inc. no longer reports Middleton’s share of the overall retail market.

	Restated Retail Share
	For the Three Months Ended
	12/31/16	9/30/16	6/30/16	3/31/16
Cigarettes:
Marlboro	43.7%	43.7%	43.8%	43.8%
Other premium	2.7	2.8	2.8	2.8
Discount	4.7	4.6	4.6	4.5
Total cigarettes	51.1%	51.1%	51.2%	51.1%

	Restated Retail Share
	For the Year-ended	For the Nine Months Ended	For the Six Months Ended	For the Year-ended
	12/31/16	9/30/16	6/30/16	12/31/15
Cigarettes:
Marlboro	43.7%	43.7%	43.8%	43.8%
Other premium	2.8	2.8	2.8	2.8
Discount	4.6	4.6	4.6	4.5
Total cigarettes	51.1%	51.1%	51.2%	51.1%

PM USA executed the following pricing and promotional allowance actions during 2017 and 2016:

▪	Effective March 19, 2017, PM USA increased the list price on Parliament by $0.12 per pack. In addition, PM USA increased the list price on all of its other cigarette brands by $0.08 per pack.

▪
Effective November 13, 2016, PM USA reduced its wholesale promotional allowance on Marlboro by $0.02 per pack and L&M by $0.08 per pack.  In addition, PM USA increased the list price on Marlboro by $0.06 per pack and on all of its other cigarette brands by $0.08 per pack, except for L&M, which had no list price change.

▪	Effective May 15, 2016, PM USA increased the list price on all of its cigarette brands by $0.07 per pack.

Net revenues, which include excise taxes billed to customers, increased $36 million (0.7%), due primarily to higher pricing ($180 million), which includes higher promotional investments, partially offset by lower shipment volume ($151 million). Operating companies income increased $290 million (16.6%), due primarily to higher pricing ($180 million), which includes higher promotional investments, costs in connection with the productivity initiative in 2016 ($99 million), lower per unit settlement charges ($26 million), lower tobacco and health litigation items ($25 million) and favorable NPM Adjustment Items ($20 million), partially offset by lower shipment volume ($84 million).

Total smokeable products reported shipment volume for the three months ended March 31, 2017 decreased 2.6%. Reported domestic cigarettes shipment volume decreased 2.7% for the the three months ended March 31, 2017, driven primarily by the industry’s rate of decline, partially offset by trade inventory movements. When adjusted for trade inventory movements and other factors, PM USA estimates that its domestic cigarettes shipment volume for the three months ended March 31, 2017 decreased by approximately 3%, in line with its estimate for total industry cigarette volumes.

Shipments of premium cigarettes accounted for 91.0% of smokeable products’ reported domestic cigarettes shipment volume for the three months ended March 31, 2017 and 2016.

Middleton’s reported cigars shipment volume for the three months ended March 31, 2017 increased 12.2%, driven primarily by the strength of the cigar category and trade inventory movements.

Marlboro’s retail share decreased 0.2 share points for the three months ended March 31, 2017. PM USA’s total retail share for the three months ended March 31, 2017 decreased by 0.1 share point.

Smokeless products segment

During the three months ended March 31, 2017, the smokeless products segment’s net revenues, operating companies income, shipment volume and retail share were negatively impacted by the Recall.

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
	2017	2016	Change
	(cans and packs in millions)
Copenhagen	124.5	124.8	(0.2)%
Skoal	55.6	64.5	(13.8)%
Copenhagen and Skoal	180.1	189.3	(4.9)%
Other	15.7	16.8	(6.5)%
Total smokeless products	195.8	206.1	(5.0)%

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

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Three Months Ended March 31,
	2017	2016	Percentage Point Change
Copenhagen	33.0%	31.8%	1.2
Skoal	17.3	18.9	(1.6)
Copenhagen and Skoal	50.3	50.7	(0.4)
Other	3.2	3.5	(0.3)
Total smokeless products	53.5%	54.2%	(0.7)

Retail share results for smokeless products are based on data from IRI InfoScan, a tracking service that uses a sample of stores to project market share and depict share trends.  This service tracks sales in the food, drug, mass merchandisers, convenience, military, dollar store and club trade classes on the number of cans and packs sold.  Smokeless products is defined by IRI as moist smokeless and spit-free tobacco products. New types of smokeless products, as well as new packaging configurations of existing smokeless products, may or may not be equivalent to existing MST products on a can-for-can basis. For example, one pack of snus, irrespective of the number of pouches in the pack, is assumed to be equivalent to one can of MST. Because this service represents retail share performance only in key trade channels, it should not be considered a precise measurement of actual retail share.  It is IRI’s standard practice to periodically refresh its InfoScan services, which could restate retail share results that were previously released in this service.

IRI restated its smokeless products database in the first quarter of 2017, which affected previously released retail share results. USSTC’s restated quarterly and year-to-date retail share results for smokeless products are summarized below.

	Restated Retail Share
	For the Three Months Ended
	12/31/16	9/30/16	6/30/16	3/31/16
Copenhagen	33.8%	33.7%	33.4%	31.8%
Skoal	17.6	17.9	18.1	18.9
Copenhagen and Skoal	51.4	51.6	51.5	50.7
Other	3.3	3.3	3.4	3.5
Total smokeless products	54.7%	54.9%	54.9%	54.2%

	Restated Retail Share
	For the Year-ended	For the Nine Months Ended	For the Six Months Ended	For the Year-ended
	12/31/16	9/30/16	6/30/16	12/31/15
Copenhagen	33.2%	33.0%	32.6%	31.0%
Skoal	18.1	18.3	18.5	19.4
Copenhagen and Skoal	51.3	51.3	51.1	50.4
Other	3.4	3.4	3.5	3.7
Total smokeless products	54.7%	54.7%	54.6%	54.1%

USSTC executed the following pricing actions during 2016:

▪
Effective December 6, 2016, USSTC increased the list price on Copenhagen and Skoal popular price products by $0.12 per can. In addition, USSTC increased the list price on all its brands, except for Copenhagen and Skoal popular price products, by $0.07 per can.

▪	Effective May 10, 2016, USSTC increased the list price on all its brands by $0.07 per can.
Net revenues, which include excise taxes billed to customers, decreased $13 million (2.7%), due primarily to lower shipment volume driven by the Recall impact, partially offset by higher pricing. Operating companies income decreased $31 million (11.1%), due primarily to lower shipment volume and higher costs associated with the Recall ($60 million) and costs in connection with the facilities consolidation ($21 million), partially offset by higher pricing ($34 million) and costs in connection with the productivity initiative in 2016.

Reported domestic shipment volume decreased (5.0)% for the three months ended March 31, 2017, due primarily to the Recall. Copenhagen and Skoal’s combined reported shipment volume for the three months ended March 31, 2017 decreased 4.9%.

USSTC estimates that the smokeless products category volume grew approximately 2% over the six months ended March 31, 2017.

Copenhagen and Skoal’s combined retail share for the three months ended March 31, 2017 decreased 0.4 share points, driven primarily by the Recall. For the three months ended March 31, 2017, Copenhagen’s retail share increased by 1.2 share points, due primarily to a full quarter in 2017 of Copenhagen Mint versus a partial quarter in 2016. Skoal’s retail share declined 1.6 share points.

Total smokeless products retail share for the three months ended March 31, 2017 decreased 0.7 share points due to the Recall.

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

Operating Results
Ste. Michelle’s operating companies income decreased for the three months ended March 31, 2017, due primarily to lower shipment volume and higher costs.
The following discussion compares wine segment results for the three months ended March 31, 2017, with the three months ended March 31, 2016.

	For the Three Months Ended March 31,
	2017	2016
	(in millions)
Net revenues	$140	$145
Operating companies income	$21	$28

Net revenues, which include excise taxes billed to customers, decreased $5 million (3.4%), due primarily to lower shipment volume, partially offset by improved premium mix. Operating companies income decreased $7 million (25.0%), due primarily to lower shipment volume and higher costs.

For the three months ended March 31, 2017, Ste. Michelle’s reported wine shipment volume of 1,666 thousand cases, decreased 10.0%, driven primarily by wholesalers reducing year-end inventory and the timing of the Easter holiday, which occurred in the first quarter of 2016.

Financial Review

Net Cash Provided by Operating Activities

During the first three months of 2017, net cash provided by operating activities of $2,665 million was essentially unchanged compared with $2,718 million during the first three months of 2016.
Altria Group, Inc. had a working capital deficit at March 31, 2017 and December 31, 2016. Altria Group, Inc.’s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.

Net Cash Used In/Provided by Investing Activities

During the first three months of 2017, net cash used in investing activities was $230 million compared with net cash provided by investing activities of $34 million during the first three months of 2016. This change was due primarily to the acquisition of a business during the first three months of 2017 and lower proceeds from asset sales in the financial services business.

Net Cash Used in Financing Activities

During the first three months of 2017, net cash used in financing activities was $1,776 million compared with $1,306 million during the first three months of 2016. This increase was due primarily to higher repurchases of common stock and higher dividends paid during the first three months of 2017.

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

At April 30, 2017, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook

Moody’s Investors Service, Inc. (“Moody’s”)	P-2	A3	Stable
Standard & Poor’s Ratings Services (“Standard & Poor’s”)	A-1	A-	Stable
Fitch Ratings Ltd. (“Fitch”) [1]	F2	A-	Stable

1 On April 3, 2017, Fitch raised the long-term debt credit rating for Altria Group, Inc. to A- from BBB+.

Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At March 31, 2017 and 2016, and at December 31, 2016, Altria Group, Inc. had no short-term borrowings.

At March 31, 2017, Altria Group, Inc. had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires August 19, 2020.

Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at March 31, 2017 for borrowings under the Credit Agreement was 1.125%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At March 31, 2017, credit available to Altria Group, Inc. under the Credit Agreement was $3.0 billion.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At March 31, 2017, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.4 to 1.0 and 13.8 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.’s Form 10-Q for the period ended September 30, 2013 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.

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

Debt - At March 31, 2017 and December 31, 2016, Altria Group, Inc.’s total debt was $13.9 billion.

Guarantees and Other Similar Matters - As discussed in Note 9, Altria Group, Inc. and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at March 31, 2017. From time to time, subsidiaries of Altria Group, Inc. also issue lines of credit to affiliated entities. In addition, as discussed in Note 10, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.
Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 9, PM USA has entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, in June 2009, PM USA and USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements and the FDA user fees are based on variable factors, such as volume, operating income, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements and FDA user fees, Altria Group, Inc.’s subsidiaries recorded approximately $1.2 billion of charges to cost of sales for each of the three months ended March 31, 2017 and 2016. For a detailed discussion of settlements of, and determinations made in connection with, disputes with certain states and territories related to the NPM Adjustment provision under the MSA for the years 2003-2012, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 9.

Based on current agreements, 2016 market share and historical annual industry volume decline rates, the estimated amounts that Altria Group, Inc.’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees approximate $4.9 billion in 2017 and each year thereafter. These amounts exclude the potential impact of the NPM Adjustment provision applicable under the MSA and the revised NPM Adjustment provisions applicable under the settlements of the NPM Adjustment disputes.

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

Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of March 31, 2017, PM USA had posted various forms of security totaling approximately $92 million, the majority of which have been collateralized with cash deposits. These cash deposits are included in other assets on the condensed consolidated balance sheet.

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

Equity and Dividends

On January 30, 2017, Altria Group, Inc. granted an aggregate of 0.6 million restricted stock units and 0.2 million performance stock units to eligible employees. The service restrictions for the restricted stock units and the performance stock units lapse in the first quarter of 2020. In addition, the payout of the performance stock units requires the achievement of certain performance measures, which are predetermined at the time of grant, over a three-year performance cycle. These performance measures consist of Altria Group, Inc.’s adjusted diluted EPS growth rate and Altria Group, Inc.’s total shareholder return relative to a predetermined peer group. The weighted-average market value per share of the restricted stock units and the performance stock units granted on January 30, 2017 was $70.94 on the date of grant.

During the three months ended March 31, 2017, 1.2 million shares of restricted stock and restricted stock units vested. The total fair value of restricted stock and restricted stock units that vested during the three months ended March 31, 2017 was $84 million. The weighted-average grant date fair value per share of these awards was $36.77.

Dividends paid during the first three months of 2017 and 2016 were $1,187 million and $1,108 million, respectively, an increase of 7.1%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase program. Altria Group, Inc. expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $2.44 per share. Future dividend payments remain subject to the discretion of Altria Group, Inc.’s Board of Directors (the “Board of Directors”).

In July 2015, the Board of Directors authorized a $1.0 billion share repurchase program that it expanded to $3.0 billion in October 2016 (as expanded, the “July 2015 share repurchase program”). At March 31, 2017, Altria Group, Inc. had approximately $1,384 million remaining in the July 2015 share repurchase program, which it expects to complete by the end of the second quarter of 2018. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors. For further discussion of Altria Group, Inc.’s share repurchase program, see Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Item 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.

Recent Accounting Guidance Not Yet Adopted

See Note 11. Recent Accounting Guidance Not Yet Adopted to the condensed consolidated financial statements in Item 1 for a discussion of recently issued accounting guidance applicable to, but not yet adopted by, Altria Group, Inc.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements and whether to invest in or remain invested in Altria Group, Inc.’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in, or implied by, any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this Form 10-Q, particularly in the “Business Environment” sections preceding our discussion of the operating results of our subsidiaries’ businesses above. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.

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

Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related or other litigation are significant and, in certain cases, have ranged in the billions of dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. In certain cases, plaintiffs claim that defendants’ liability is joint and several. In such cases, Altria Group, Inc. or its subsidiaries may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment.  As a result, Altria Group, Inc. or its subsidiaries under certain circumstances may have to pay more than their proportionate share of any bonding- or judgment-related amounts. Furthermore, in those cases where plaintiffs are successful, Altria Group, Inc. or its subsidiaries may also be required to pay interest and attorneys’ fees.

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

As described in Tobacco Space - Business Environment above, our cigarette subsidiaries face significant governmental and private sector actions, including efforts aimed at reducing the incidence of tobacco use and efforts seeking to hold these subsidiaries responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke. These actions, combined with the diminishing social acceptance of smoking, have resulted in reduced cigarette industry volume, and we expect that these factors will continue to reduce cigarette consumption levels.

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

The willingness of adult consumers to purchase premium consumer product brands depends in part on economic conditions. In periods of economic uncertainty, adult consumers may purchase more discount brands and/or, in the case of tobacco products, consider lower-priced tobacco products, which could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its subsidiaries. While our tobacco and wine subsidiaries work to broaden their brand portfolios to compete effectively with lower-priced products, the failure to do so could negatively impact our companies’ ability to compete in these circumstances.

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

Because Altria Group, Inc.’s tobacco subsidiaries rely on a few significant facilities and a small number of key suppliers, an extended disruption at a facility or in service by a supplier could have a material adverse effect on the business, the consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.

Altria Group, Inc.’s tobacco subsidiaries face risks inherent in reliance on a few significant facilities and a small number of key suppliers. A natural or man-made disaster or other disruption that affects the manufacturing operations of any of Altria Group, Inc.’s tobacco subsidiaries or the operations of any key suppliers of any of Altria Group, Inc.’s tobacco subsidiaries, including as a result of a key supplier’s unwillingness to supply goods or services to a tobacco company, could adversely impact the operations of the affected subsidiaries. An extended disruption in operations experienced by one or more of Altria Group, Inc.’s subsidiaries or key suppliers could have a material adverse effect on the business, the consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.

Altria Group, Inc.’s subsidiaries could decide or be required to recall products, which could have a material adverse effect on the business, the consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its subsidiaries.

In addition to a recall required by the FDA, as referenced above, our subsidiaries could decide, or laws or regulations could require them, to recall products due to the failure to meet quality standards or specifications, suspected or confirmed and deliberate or unintentional product contamination, or other adulteration, product misbranding or product tampering. In January 2017, USSTC announced that it was voluntarily recalling certain of its smokeless tobacco products manufactured at a USSTC facility due to product tampering. USSTC recorded a charge during the first quarter of 2017 related to this recall. While this charge was not material to Altria Group, Inc.’s financial statements, future recalls (if any) could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its subsidiaries.

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

From time to time, Altria Group, Inc. considers acquisitions and may engage in confidential acquisition negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Although we seek to maintain or improve our credit ratings over time, it is possible that completing a given acquisition or the occurrence of other events could negatively impact our credit ratings or the outlook for those ratings. Any such change in ratings or outlook may negatively affect the amount of credit available to us and may also increase our costs and adversely affect our earnings or our dividend rate.

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

From time to time, Altria Group, Inc. and its subsidiaries are subject to governmental investigations on a range of matters. We cannot predict whether new investigations may be commenced or the outcome of any such investigation, and it is possible that our business could be materially adversely affected by an unfavorable outcome of a future investigation.

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

There can be no assurance that AB InBev will be able to successfully integrate SABMiller’s business or otherwise realize the expected benefits of the Transaction. Any of these outcomes could adversely affect AB InBev’s financial condition, results of operations or cash flows and Altria Group, Inc.’s reported earnings from and carrying value of our equity investment in AB InBev.

We received a substantial portion of our consideration from the Transaction in the form of restricted shares subject to a five-year lock-up. Furthermore, if our percentage ownership in AB InBev were to decrease below certain levels, we may be subject to additional tax liabilities, suffer a reduction in the number of directors that we can have appointed to the AB InBev Board of Directors and be unable to account for our investment under the equity method of accounting.

Upon completion of the Transaction, we received a substantial portion of our consideration in the form of restricted shares that cannot be sold or transferred for a period of five years following the Transaction, subject to limited exceptions. These transfer restrictions will require us to bear the risks associated with our investment in AB InBev for a five-year period that expires on October 10, 2021. Further, in the event that our ownership percentage in AB InBev were to decrease below certain levels, we may be subject to additional tax liabilities, the number of directors that we have the right to have appointed to the AB InBev Board of Directors could be reduced from two to one or zero and our use of the equity method of accounting for our investment in AB InBev could be challenged.

Our tax treatment of the Transaction consideration may be challenged and the tax treatment of AB InBev dividends may not be as favorable as Altria Group, Inc. anticipates.

While we expect the equity consideration that we received from the Transaction to qualify for tax-deferred treatment, we cannot provide any assurance that federal and state tax authorities will not challenge the expected tax treatment and, if they do, what the outcome of any such challenge will be. In addition, there is a risk that the tax treatment of the dividends Altria Group, Inc. expects to receive from AB InBev may not be as favorable as Altria Group, Inc. anticipates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Altria Group, Inc.’s market risk during the three months ended March 31, 2017. For additional information regarding quantitative and qualitative disclosures about market risk, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

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

Item 1A. Risk Factors.
Information regarding Risk Factors appears under Cautionary Factors That May Affect Future Results in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q (“Item 2”) and in Part I, Item 1A. Risk Factors of the 2016 Form 10-K. Other than as set forth in Item 2, there have been no material changes from the risk factors previously disclosed in the 2016 Form 10-K.

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

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended March 31, 2017, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

January 1 - 31, 2017	2,782,246	$68.16	2,782,246	$1,745,415,116
February 1 - 28, 2017	2,738,124	$72.35	2,268,076	$1,581,231,495
March 1 - 31, 2017	2,625,000	$75.08	2,625,000	$1,384,151,182
For the Quarter Ended March 31, 2017	8,145,370	$71.80	7,675,322

(1)
The total number of shares purchased include (a) shares purchased under the July 2015 share repurchase program (which totaled 2,782,246 shares in January, 2,268,076 shares in February and 2,625,000 shares in March) and (b) shares withheld by Altria Group, Inc. in an amount equal to the statutory withholding taxes for holders who vested in restricted stock and restricted stock units, which totaled 470,048 shares in February.

Item 6. Exhibits.

10.1	Form of Restricted Stock Unit Agreement, dated as of January 30, 2017.

10.2	Form of Performance Stock Unit Agreement, dated as of January 30, 2017.

12	Statements regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

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
May 2, 2017