Form 10-K/A
period 2016-12-31
ALTRIA GROUP, INC.
filed 2017-06-15
CIK 764180

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

Class	Outstanding at February 13, 2017
Common Stock, $0.33 1⁄3 par value	1,939,420,437 shares
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K of Altria Group, Inc. (the “Amendment”) amends Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, which Altria Group, Inc. filed with the Securities and Exchange Commission (“SEC”) on February 27, 2017 (the “Original Form 10-K”). Altria Group, Inc. is filing this Amendment to amend Item 15 to include the consolidated financial statements of its foreign equity investee, Anheuser-Busch InBev SA/NV (“AB InBev”), as of and for the years ended December 31, 2016, 2015 and 2014 (the “AB InBev Financial Statements”), in accordance with Rule 3-09 of SEC Regulation S-X. The AB InBev financial statements, which were prepared by AB InBev, were audited in accordance with the standards of the Public Company Accounting Oversight Board (United States).
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
Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The AB InBev Financial Statements included in Exhibit 99.4 are incorporated by reference in response to the requirements of this Item 15(a).
(b) The following exhibits are filed as part of the Amendment:

23.1	Consent of DELOITTE Bedrijfsrevisoren / Reviseurs d’Entreprises /BV o.v.v.e. CVBA/ SC s.f.d. SCRL, independent registered public accounting firm.

23.2	Consent of PricewaterhouseCoopers Bedrijfsrevisoren BCVBA, independent registered public accounting firm.

23.3	Consent of DELOITTE TOUCHE TOHMATSU Auditores Independentes, independent registered public accounting firm.

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4
Anheuser-Busch InBev SA/NV consolidated financial statements as of and for the years ended December 31, 2016, 2015 and 2014; and Independent Registered Public Accounting Firms’ Reports as of and for the years ended December 31, 2016, 2015 and 2014. Incorporated by reference to Anheuser-Busch InBev SA/NV’s Annual Report on Form 20-F for the year ended December 31, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRIA GROUP, INC.

By:	/s/ WILLIAM F. GIFFORD, JR.
(William F. Gifford, Jr.
Executive Vice President and Chief Financial Officer)
Date: June 15, 2017