Form 10-Q
period 2017-06-30
ALTRIA GROUP, INC.
filed 2017-07-27
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
At July 18, 2017, there were 1,918,567,642 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$2,255	$4,569
Receivables	119	151
Inventories:
Leaf tobacco	769	892
Other raw materials	178	164
Work in process	434	512
Finished product	618	483
	1,999	2,051
Other current assets	238	489
Total current assets	4,611	7,260
Property, plant and equipment, at cost	4,852	4,835
Less accumulated depreciation	2,952	2,877
	1,900	1,958
Goodwill	5,307	5,285
Other intangible assets, net	12,196	12,036
Investment in AB InBev	18,219	17,852
Finance assets, net	988	1,028
Other assets	505	513
Total Assets	$43,726	$45,932

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	June 30, 2017	December 31, 2016
Liabilities
Accounts payable	$194	$425
Accrued liabilities:
Marketing	763	747
Employment costs	111	289
Settlement charges	2,223	3,701
Other	1,007	1,025
Income taxes	108	—
Dividends payable	1,176	1,188
Total current liabilities	5,582	7,375
Long-term debt	13,887	13,881
Deferred income taxes	8,527	8,416
Accrued pension costs	676	805
Accrued postretirement health care costs	2,203	2,217
Other liabilities	394	427
Total liabilities	31,269	33,121
Contingencies (Note 9)
Redeemable noncontrolling interest	36	38
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,928	5,893
Earnings reinvested in the business	37,939	36,906
Accumulated other comprehensive losses	(1,838)	(2,052)
Cost of repurchased stock (885,168,675 shares at June 30, 2017 and 862,689,093 shares at December 31, 2016)	(30,546)	(28,912)
Total stockholders’ equity attributable to Altria Group, Inc.	12,418	12,770
Noncontrolling interests	3	3
Total stockholders’ equity	12,421	12,773
Total Liabilities and Stockholders’ Equity	$43,726	$45,932
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Net revenues	$12,746	$12,587
Cost of sales	3,759	3,798
Excise taxes on products	3,089	3,176
Gross profit	5,898	5,613
Marketing, administration and research costs	1,096	1,105
Asset impairment and exit costs	16	121
Operating income	4,786	4,387
Interest and other debt expense, net	356	392
Earnings from equity investment in AB InBev/SABMiller	(163)	(265)
Gain on AB InBev/SABMiller business combination	(408)	(157)
Earnings before income taxes	5,001	4,417
Provision for income taxes	1,609	1,545
Net earnings	3,392	2,872
Net earnings attributable to noncontrolling interests	(2)	(2)
Net earnings attributable to Altria Group, Inc.	$3,390	$2,870
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$1.75	$1.47
Dividends declared	$1.22	$1.13
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2017	2016
Net revenues	$6,663	$6,521
Cost of sales	1,949	1,924
Excise taxes on products	1,595	1,640
Gross profit	3,119	2,957
Marketing, administration and research costs	568	546
Asset impairment and exit costs	12	1
Operating income	2,539	2,410
Interest and other debt expense, net	177	192
Earnings from equity investment in AB InBev/SABMiller	(140)	(199)
Gain on AB InBev/SABMiller business combination	(408)	(117)
Earnings before income taxes	2,910	2,534
Provision for income taxes	920	880
Net earnings	1,990	1,654
Net earnings attributable to noncontrolling interests	(1)	(1)
Net earnings attributable to Altria Group, Inc.	$1,989	$1,653
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$1.03	$0.84
Dividends declared	$0.61	$0.565
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Net earnings	$3,392	$2,872
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments	1	1
Benefit plans	65	(144)
AB InBev/SABMiller	148	83
Other comprehensive earnings (losses), net of deferred income taxes	214	(60)

Comprehensive earnings	3,606	2,812
Comprehensive earnings attributable to noncontrolling interests	(2)	(2)
Comprehensive earnings attributable to Altria Group, Inc.	$3,604	$2,810
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,
	2017	2016
Net earnings	$1,990	$1,654
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments	1	—
Benefit plans	33	30
AB InBev/SABMiller	340	(43)
Other comprehensive earnings (losses), net of deferred income taxes	374	(13)

Comprehensive earnings	2,364	1,641
Comprehensive earnings attributable to noncontrolling interests	(1)	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$2,363	$1,640

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Year Ended December 31, 2016 and
the Six Months Ended June 30, 2017
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2015	$935	$5,813	$27,257	$(3,280)	$(27,845)	$(7)	$2,873
Net earnings (1)	—	—	14,239	—	—	—	14,239
Other comprehensive earnings, net of deferred income taxes	—	—	—	1,228	—	—	1,228
Stock award activity	—	90	—	—	(37)	—	53
Cash dividends declared ($2.35 per share)	—	—	(4,590)	—	—	—	(4,590)
Repurchases of common stock	—	—	—	—	(1,030)	—	(1,030)
Other	—	(10)	—	—	—	10	—
Balances, December 31, 2016	935	5,893	36,906	(2,052)	(28,912)	3	12,773
Net earnings (1)	—	—	3,390	—	—	—	3,390
Other comprehensive earnings, net of deferred income taxes	—	—	—	214	—	—	214
Stock award activity	—	35	—	—	(34)	—	1
Cash dividends declared ($1.22 per share)	—	—	(2,357)	—	—	—	(2,357)
Repurchases of common stock	—	—	—	—	(1,600)	—	(1,600)
Balances, June 30, 2017	$935	$5,928	$37,939	$(1,838)	$(30,546)	$3	$12,421

(1)
Amounts attributable to noncontrolling interests for the six months ended June 30, 2017 and for the year ended December 31, 2016 exclude net earnings of $2 million and $5 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Provided by (Used in) Operating Activities
Net earnings	$3,392	$2,872
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	104	98
Deferred income tax provision	30	15
Earnings from equity investment in AB InBev/SABMiller	(163)	(265)
Dividends from AB InBev	434	—
Gain on AB InBev/SABMiller business combination	(408)	(157)
Asset impairment and exit costs, net of cash paid	(25)	91
Cash effects of changes:
Receivables	33	3
Inventories	55	72
Accounts payable	(233)	(203)
Income taxes	379	(53)
Accrued liabilities and other current assets	(63)	(133)
Accrued settlement charges	(1,478)	(1,326)
Pension plan contributions	(10)	(6)
Pension provisions and postretirement, net	(36)	(43)
Other	(63)	123
Net cash provided by operating activities	1,948	1,088
Cash Provided by (Used in) Investing Activities
Capital expenditures	(91)	(77)
Proceeds from finance assets	45	56
Other	(200)	(42)
Net cash used in investing activities	(246)	(63)
Cash Provided by (Used in) Financing Activities
Repurchases of common stock	(1,600)	(341)
Dividends paid on common stock	(2,369)	(2,215)
Other	(47)	(19)
Cash used in financing activities	(4,016)	(2,575)
Cash and cash equivalents:
Decrease	(2,314)	(1,550)
Balance at beginning of period	4,569	2,369
Balance at end of period	$2,255	$819
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At June 30, 2017, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”), which are engaged in the manufacture and sale of super premium cigarettes and the sale of premium cigars; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At June 30, 2017, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At September 30, 2016, Altria Group, Inc. had an approximate 27% ownership of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounted for under the equity method of accounting. In October 2016, Anheuser-Busch InBev SA/NV (“Legacy AB InBev”) completed its business combination with SABMiller, and Altria Group, Inc. received cash and shares representing a 9.6% ownership in the combined company (the “Transaction”). The newly formed Belgian company, which retained the name Anheuser-Busch InBev SA/NV (“AB InBev”), became the holding company for the combined businesses. Subsequently, Altria Group, Inc. purchased approximately 12 million ordinary shares of AB InBev, increasing Altria Group, Inc.’s ownership to approximately 10.2% at December 31, 2016. At June 30, 2017, Altria Group, Inc. had an approximate 10.2% ownership of AB InBev, which Altria Group, Inc. accounts for under the equity method of accounting using a one-quarter lag. For the six and three months ended June 30, 2017, Altria Group, Inc. recorded a pre-tax gain of $408 million related to the completion of AB InBev’s planned divestitures of certain SABMiller assets and businesses resulting from Legacy AB InBev obtaining necessary regulatory clearances to proceed with the Transaction (“AB InBev divestitures”). For the six and three months ended June 30, 2016, Altria Group, Inc. recorded a pre-tax gain of $157 million and $117 million, respectively, for the change in the fair value of the derivative financial instrument that it entered into in connection with the Transaction (“derivative financial instrument”). The pre-tax gains related to the AB InBev divestitures and the derivative financial instrument were included in gain on AB InBev/SABMiller business combination in Altria Group, Inc.’s condensed consolidated statements of earnings. Altria Group, Inc. receives cash dividends on its interest in AB InBev if and when AB InBev pays such dividends.

Share Repurchases

In July 2015, Altria Group, Inc.’s Board of Directors (the “Board of Directors”) authorized a $1.0 billion share repurchase program that it expanded to $3.0 billion in October 2016 (as expanded, the “July 2015 share repurchase program”). At June 30, 2017, Altria Group, Inc. had approximately $335 million remaining in the July 2015 share repurchase program. In July 2017, the Board of Directors authorized a $1.0 billion expansion of the July 2015 share repurchase program from $3.0 billion to $4.0 billion. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Altria Group, Inc.’s share repurchase activity was as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except per share data)
Total number of shares repurchased	22.1	5.5	14.4	2.7
Aggregate cost of shares repurchased	$1,600	$341	$1,049	$173
Average price per share of shares repurchased	$72.47	$61.90	$72.85	$64.06

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

ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of ASU No. 2016-09 did not have a material impact on Altria Group, Inc.’s condensed consolidated financial statements. The portions of the guidance that have an impact on Altria Group, Inc.’s condensed consolidated financial statements have been adopted prospectively, with the exception of the classification of employee taxes paid by Altria Group, Inc. on the condensed consolidated statements of cash flows related to shares withheld by Altria Group, Inc. for tax withholding purposes, which has been adopted retrospectively. Altria Group, Inc. has made an accounting policy election to continue to estimate the number of share-based awards that are expected to vest, which includes estimating forfeitures. Certain prior-year amounts in the condensed consolidated statements of cash flows have been reclassified to conform with the current year’s presentation due to Altria Group, Inc.’s adoption of ASU No. 2016-09.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2. Asset Impairment, Exit and Implementation Costs:

Pre-tax asset impairment, exit and implementation costs consisted of the following:

	For the Six Months Ended June 30, 2017			For the Six Months Ended June 30, 2016
	Asset Impairment and Exit Costs	Implementation Costs	Total	Asset Impairment and Exit Costs (1)	Implementation Costs	Total
	(in millions)
Smokeable products	$2	$12	$14	$98	$3	$101
Smokeless products	14	28	42	13	—	13
All other	—	—	—	5	—	5
General corporate	—	—	—	5	—	5
Total	$16	$40	$56	$121	$3	$124

(1) Includes termination and curtailment costs of $20 million. See Note 3. Benefit Plans.

	For the Three Months Ended June 30, 2017			For the Three Months Ended June 30, 2016
	Asset Impairment and Exit Costs	Implementation Costs	Total	Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
Smokeable products	$1	$7	$8	$1	$1	$2
Smokeless products	11	10	21	—	—	—
Total	$12	$17	$29	$1	$1	$2

The movement in the restructuring liabilities (excluding termination and curtailment costs), substantially all of which are severance liabilities, was as follows:

For the Six Months Ended June 30, 2017
(in millions)
Balances at December 31, 2016	$79
Charges	9
Cash spent	(41)
Balances at June 30, 2017	$47

The pre-tax asset impairment, exit and implementation costs shown above for 2017 and 2016 related to the facilities consolidation and productivity initiative, respectively, are discussed below.
Facilities Consolidation
In October 2016, Altria Group, Inc. announced the consolidation of certain of its operating companies’ manufacturing facilities to streamline operations and achieve greater efficiencies. Middleton will transfer its Limerick, Pennsylvania operations to the Manufacturing Center site in Richmond, Virginia (“Richmond Manufacturing Center”). USSTC is in the process of transferring its Franklin Park, Illinois operations to its Nashville, Tennessee facility and the Richmond Manufacturing Center. Separation benefits are being paid to non-relocating employees. The consolidation is expected to be completed by the first quarter of 2018.
As a result of the consolidation, Altria Group, Inc. expects to record total pre-tax charges of approximately $150 million, or $0.05 per share. Of this amount, during 2016, Altria Group, Inc. incurred pre-tax charges of $71 million, or approximately $0.03 per share, and expects to record approximately $70 million in 2017 and the remainder in 2018. The total estimated charges relate primarily to accelerated depreciation and asset impairment ($55 million), employee separation costs ($45 million)

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

and other exit and implementation costs ($50 million). Approximately $90 million of the total pre-tax charges are expected to result in cash expenditures.
For the six and three months ended June 30, 2017, Altria Group, Inc. incurred pre-tax asset impairment, exit and implementation costs of $56 million and $29 million, respectively. The pre-tax implementation costs were included in cost of sales in Altria Group, Inc.’s condensed consolidated statement of earnings. Total pre-tax charges incurred since the inception of the consolidation through June 30, 2017 were $127 million.
Cash payments related to the consolidation of $29 million were made during the six months ended June 30, 2017, for total cash payments of $34 million since inception.
Productivity Initiative

In January 2016, Altria Group, Inc. announced a productivity initiative designed to maintain its operating companies’ leadership and cost competitiveness. The initiative reduces spending on certain selling, general and administrative infrastructure and implements a leaner organizational structure. As a result of the initiative, for the six and three months ended June 30, 2016, Altria Group, Inc. incurred pre-tax asset impairment, exit and implementation costs of $124 million and $2 million, respectively. At December 31, 2016, total pre-tax charges related to this initiative were substantially completed.

Cash payments related to the initiative of $28 million were made during the six months ended June 30, 2017, for total cash payments of $102 million since inception.
Note 3. Benefit Plans:

Components of Net Periodic Benefit (Income) Cost

Net periodic benefit (income) cost consisted of the following:

	For the Six Months Ended June 30,				For the Three Months Ended June 30,
	Pension		Postretirement		Pension		Postretirement
	2017	2016	2017	2016	2017	2016	2017	2016
	(in millions)
Service cost	$38	$37	$9	$8	$19	$19	$5	$4
Interest cost	144	141	40	40	72	70	20	19
Expected return on plan assets	(300)	(277)	—	—	(150)	(139)	—	—
Amortization:
Net loss	98	87	16	16	48	43	8	9
Prior service cost (credit)	2	2	(19)	(19)	1	1	(10)	(9)
Termination and curtailment	—	20	—	—	—	—	—	—
Net periodic benefit (income) cost	$(18)	$10	$46	$45	$(10)	$(6)	$23	$23

Termination and curtailment costs shown in the table above relate to the productivity initiative discussed in Note 2. Asset Impairment, Exit and Implementation Costs.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employer Contributions

Altria Group, Inc. makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. Employer contributions of $10 million were made to Altria Group, Inc.’s pension plans during the six months ended June 30, 2017. Currently, Altria Group, Inc. anticipates making additional employer contributions to its pension plans during the remainder of 2017 of approximately $10 million to $30 million, based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.
Note 4. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net earnings attributable to Altria Group, Inc.	$3,390	$2,870	$1,989	$1,653
Less: Distributed and undistributed earnings attributable to unvested restricted shares and restricted stock units	(5)	(5)	(3)	(3)
Earnings for basic and diluted EPS	$3,385	$2,865	$1,986	$1,650

Weighted-average shares for basic and diluted EPS	1,933	1,955	1,928	1,954

Note 5. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

	For the Six Months Ended June 30, 2017
	Currency Translation Adjustments	Benefit Plans	AB InBev		Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2016	$(4)	$(2,048)	$—		$(2,052)

Other comprehensive earnings before reclassifications	1	—	225		226
Deferred income taxes	—	—	(78)		(78)
Other comprehensive earnings before reclassifications, net of deferred income taxes	1	—	147		148

Amounts reclassified to net earnings	—	106	2		108
Deferred income taxes	—	(41)	(1)		(42)
Amounts reclassified to net earnings, net of deferred income taxes	—	65	1		66

Other comprehensive earnings, net of deferred income taxes	1	65	148	(1)	214

Balances, June 30, 2017	$(3)	$(1,983)	$148		$(1,838)

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended June 30, 2017
	Currency Translation Adjustments	Benefit Plans	AB InBev		Accumulated Other Comprehensive Losses
	(in millions)
Balances, March 31, 2017	$(4)	$(2,016)	$(192)		$(2,212)

Other comprehensive earnings before reclassifications	1	—	521		522
Deferred income taxes	—	—	(182)		(182)
Other comprehensive earnings before reclassifications, net of deferred income taxes	1	—	339		340

Amounts reclassified to net earnings	—	52	2		54
Deferred income taxes	—	(19)	(1)		(20)
Amounts reclassified to net earnings, net of deferred income taxes	—	33	1		34

Other comprehensive earnings, net of deferred income taxes	1	33	340	(1)	374

Balances, June 30, 2017	$(3)	$(1,983)	$148		$(1,838)

(1) For the six and three months ended June 30, 2017, other comprehensive earnings/losses related to Altria Group, Inc.’s investment in AB InBev consisted primarily of currency translation adjustments.

	For the Six Months Ended June 30, 2016
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2015	$(5)	$(2,010)	$(1,265)		$(3,280)

Other comprehensive earnings (losses) before reclassifications	1	(318)	110		(207)
Deferred income taxes	—	122	(39)		83
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	1	(196)	71		(124)

Amounts reclassified to net earnings	—	85	19		104
Deferred income taxes	—	(33)	(7)		(40)
Amounts reclassified to net earnings, net of deferred income taxes	—	52	12		64

Other comprehensive earnings (losses), net of deferred income taxes	1	(144)	83	(2)	(60)

Balances, June 30, 2016	$(4)	$(2,154)	$(1,182)		$(3,340)

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended June 30, 2016
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, March 31, 2016	$(4)	$(2,184)	$(1,139)		$(3,327)

Other comprehensive losses before reclassifications	—	—	(72)		(72)
Deferred income taxes	—	—	25		25
Other comprehensive losses before reclassifications, net of deferred income taxes	—	—	(47)		(47)

Amounts reclassified to net earnings	—	49	7		56
Deferred income taxes	—	(19)	(3)		(22)
Amounts reclassified to net earnings, net of deferred income taxes	—	30	4		34

Other comprehensive earnings (losses), net of deferred income taxes	—	30	(43)	(2)	(13)

Balances, June 30, 2016	$(4)	$(2,154)	$(1,182)		$(3,340)

(2) For the six and three months ended June 30, 2016, other comprehensive earnings/losses related to Altria Group, Inc.’s investment in SABMiller consisted primarily of currency translation adjustments.

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Benefit Plans: (1)
Net loss	$123	$112	$61	$57
Prior service cost/credit	(17)	(27)	(9)	(8)
	106	85	52	49

AB InBev/SABMiller (2)	2	19	2	7

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$108	$104	$54	$56

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
Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net revenues:
Smokeable products	$11,380	$11,251	$5,922	$5,829
Smokeless products	1,030	1,002	564	523
Wine	290	316	150	171
All other	46	18	27	(2)
Net revenues	$12,746	$12,587	$6,663	$6,521
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$4,274	$3,869	$2,233	$2,118
Smokeless products	599	618	350	338
Wine	46	62	25	34
All other	(21)	(54)	(8)	(33)
Amortization of intangibles	(10)	(10)	(5)	(5)
General corporate expenses	(102)	(93)	(56)	(42)
Corporate asset impairment and exit costs	—	(5)	—	—
Operating income	4,786	4,387	2,539	2,410
Interest and other debt expense, net	(356)	(392)	(177)	(192)
Earnings from equity investment in AB InBev/SABMiller	163	265	140	199
Gain on AB InBev/SABMiller business combination	408	157	408	117
Earnings before income taxes	$5,001	$4,417	$2,910	$2,534

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
Tobacco and Health Litigation Items - Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Smokeable products segment	$16	$27	$15	$1
Interest and other debt expense, net	2	16	2	4
Total	$18	$43	$17	$5
During the second quarter of 2017, PM USA recorded pre-tax charges related to four Engle progeny cases of $15 million in marketing, administration and research costs and $2 million in interest costs related to those cases. For further discussion, see Smoking and Health Litigation in Note 9. Contingencies.
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
Note 7. Debt:

At June 30, 2017 and December 31, 2016, Altria Group, Inc. had no short-term borrowings.

Long-term Debt

Altria Group, Inc.’s estimate of the fair value of its debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.’s total long-

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

term debt at June 30, 2017 and December 31, 2016, was $15.3 billion and $15.1 billion, respectively, as compared with its carrying value of $13.9 billion for each period.

Note 8. Income Taxes:

The income tax rate of 32.2% for the six months ended June 30, 2017 decreased 2.8 percentage points from the six months ended June 30, 2016. The income tax rate of 31.6% for the three months ended June 30, 2017 decreased 3.1 percentage points from the three months ended June 30, 2016. These decreases were due primarily to the following:

▪
tax benefits of $152 million related primarily to the effective settlement in June 2017 of the Internal Revenue Service audit of Altria Group, Inc. and its consolidated subsidiaries’ 2010-2013 tax years, of which $110 million was recorded in the second quarter of 2017; and

▪	excess tax benefits of $19 million for share-based awards that vested during the first half of 2017.
Altria Group, Inc. is subject to income taxation in many jurisdictions. Uncertain tax positions reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within the control of Altria Group, Inc. At June 30, 2017, Altria Group, Inc.’s total unrecognized tax benefits were $48 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at June 30, 2017 was $40 million, along with $8 million affecting deferred taxes. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in an increase in unrecognized tax benefits of approximately $21 million. At December 31, 2016, Altria Group, Inc.’s total unrecognized tax benefits were $169 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2016 was $67 million, along with $102 million affecting deferred taxes.

At June 30, 2017 and December 31, 2016, a valuation allowance of $240 million was included in Altria Group, Inc.’s net deferred income tax liabilities for tax credit carryforwards that more-likely-than-not will not be realized. Altria Group, Inc. may be required to change the valuation allowance with respect to foreign tax credit carryforwards, based upon additional information to be received from AB InBev in 2017.
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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of July 24, 2017, July 22, 2016 and July 24, 2015:

	July 24, 2017	July 22, 2016	July 24, 2015
Individual Smoking and Health Cases (1)	90	62	65
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	4	5	5
Health Care Cost Recovery Actions (3)	1	1	1
“Lights/Ultra Lights” Class Actions	4	9	12

(1) Does not include 2,486 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. Also, does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (discussed below in Smoking and Health Litigation - Engle Class Action).

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2) Includes as one case the 600 civil actions (of which 344 were actions against PM USA) that were to be tried in a single proceeding in West Virginia (In re: Tobacco Litigation). The West Virginia Supreme Court of Appeals ruled that the United States Constitution did not preclude a trial in two phases in this case. Issues related to defendants’ conduct and whether punitive damages are permissible were tried in the first phase. Trial in the first phase of this case began in April 2013. In May 2013, the jury returned a verdict in favor of defendants on the claims for design defect, negligence, failure to warn, breach of warranty, and concealment and declined to find that the defendants’ conduct warranted punitive damages. Plaintiffs prevailed on their claim that ventilated filter cigarettes should have included use instructions for the period 1964 - 1969. The second phase will consist of trials to determine liability and compensatory damages. In November 2014, the West Virginia Supreme Court of Appeals affirmed the final judgment. In July 2015, the trial court entered an order that will result in the entry of final judgment in favor of defendants and against all but 30 plaintiffs who potentially have a claim against one or more defendants that may be pursued in a second phase of trial. The court intends to try the claims of these 30 plaintiffs in six consolidated trials, each with a group of five plaintiffs. PM USA is a defendant in nine of the remaining 30 cases. The first trial is currently scheduled to begin May 1, 2018. Dates for the five remaining consolidated trials have not been scheduled.
(3) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

International Tobacco-Related Cases

As of July 24, 2017, PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.

Tobacco-Related Cases Set for Trial

As of July 24, 2017, four Engle progeny cases are set for trial through September 30, 2017. There is one individual smoking and health case and no “Lights/Ultra Lights” class actions against PM USA set for trial during this period. Cases against other companies in the tobacco industry are scheduled for trial during this period. Trial dates are subject to change.

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

As of July 24, 2017, 110 state and federal Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision as follows: 62 verdicts were returned in favor of plaintiffs; 44 verdicts were returned in favor of PM USA. Two verdicts in favor of plaintiffs were partially or entirely reversed on appeal and two verdicts in favor of PM USA were reversed for a new trial. See Smoking and Health Litigation - Engle Progeny Trial Court Results below for a discussion of these verdicts.

Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation)

After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments and settlements (including related costs and fees) totaling approximately $490 million and interest totaling approximately $184 million as of June 30, 2017. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $99 million, interest totaling approximately $22 million and payment of approximately $43 million in connection with the Federal Engle Agreement, discussed below.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The changes in Altria Group, Inc.’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below are as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Accrued liability for tobacco and health litigation items at beginning of period	$47	$132	$47	$153
Pre-tax charges for:
Tobacco and health judgments	16	5	15	1
Related interest costs	2	6	2	4
Agreement to resolve Aspinall including related interest costs	—	32	—	—
Payments	(18)	(145)	(17)	(128)
Accrued liability for tobacco and health litigation items at end of period	$47	$30	$47	$30

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

Security for Judgments

To obtain stays of judgments pending current appeals, as of June 30, 2017, PM USA has posted various forms of security totaling approximately $79 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheet.

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

Non-Engle Progeny Litigation

Summarized below is the non-Engle progeny smoking and health case pending during 2017 in which a verdict was returned in favor of plaintiff and against PM USA. Charts listing certain verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.

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

Engle Progeny Cases

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s Engle decision, expired in January 2008. As of July 24, 2017, approximately 2,500 state court cases were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 3,300 state court plaintiffs.  Because of a number of factors, including, but not limited to, docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the Federal Engle Agreement (discussed below) resolved nearly all Engle progeny cases pending in federal court, as of July 24, 2017, approximately 12 cases were pending against PM USA in federal court representing the cases excluded from that agreement.

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

Engle Progeny Trial Results

As of July 24, 2017, 110 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Sixty-two verdicts were returned in favor of plaintiffs and two verdicts (Skolnick and Calloway) that were initially returned in favor of plaintiffs were reversed on appeal and remain pending. Skolnick was remanded for a new trial; Calloway was reversed and remanded for a new trial on an appellate finding that improper arguments by plaintiff’s counsel deprived defendants of a fair trial.

Forty-four verdicts were returned in favor of PM USA, of which 35 were state cases (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Russo (formerly Frazier), C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious, Szymanski, Hancock, LaMotte, J. Campbell, Dombey, Haldeman, Blasco, Gonzalez, Banks, Surico, Baum, Bishop, Vila, McMannis, Suarez, Shulman, Ewing, E. Smith, Mooney, Chacon, Dubinsky, Lima, and Kogan) and 9 were federal cases (Gollihue, McCray, Denton, Wilder, Jacobson, Reider, Davis, Starbuck and Sowers). In addition, there have been a number of mistrials, only some of which have resulted in new trials as of July 24, 2017. Two verdicts (D. Cohen and Collar) that were returned in favor of PM USA were subsequently reversed for new trials. The juries in the Reider and Banks cases returned zero damages verdicts in favor of PM USA. The juries in the Weingart and Hancock cases returned verdicts against PM USA awarding no damages, but the trial court in each case granted an additur.

The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs (including Hancock, where the verdict originally was returned in favor of PM USA). The first chart lists such cases that are pending as of July 24, 2017; the second chart lists such cases that were pending within the previous 12 months, but that are now concluded.

Currently-Pending Engle Cases
________________________________________________________________________________________________________________________________
Plaintiff: L. Martin
Date: May 2017

Verdict:
A Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA awarding compensatory damages of $1.1 million and allocating 55% of the fault to PM USA (an amount of $605,000). The jury also awarded plaintiff $1.3 million in punitive damages against PM USA.

Post-Trial Developments:
In May 2017, PM USA filed various post-trial motions, including motions to set aside the verdict and for a new trial. In June

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2017, the trial court entered final judgment in favor of plaintiff with a deduction for plaintiff’s comparative fault.
________________________________________________________________________________________________________________________________
Plaintiff: Sommers
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
________________________________________________________________________________________________________________________________
Plaintiff: Santoro
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
________________________________________________________________________________________________________________________________
Plaintiff: J. Brown
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

Post-Trial Developments:
In December 2016, the trial court entered final judgment in favor of plaintiff without a deduction for plaintiff’s comparative fault. In January 2017, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial or, in the alternative, for remittitur of the jury’s damages awards. In February 2017, the court granted defendants’ alternative motion for remittitur, reducing the compensatory damages award against PM USA and R.J. Reynolds to approximately $5.2 million. Also in February 2017, defendants filed a renewed motion to alter or amend the judgment, which the court denied in April 2017. In March 2017, defendants filed a notice of appeal to the Florida First District Court of Appeal and plaintiff cross-appealed. In April 2017, PM USA posted a bond in the amount of $2.5 million.
________________________________________________________________________________________________________________________________
Plaintiff: S. Martin
Date:     November 2016

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Post-Trial Developments:
In October 2016, PM USA and R.J. Reynolds filed motions to set aside the verdict and for a directed verdict. In March 2017, the trial court vacated the verdict, ordered a new trial based on plaintiff’s counsel’s improper arguments at trial and denied defendants’ remaining post-trial motions. Also in March 2017, plaintiff filed a notice of appeal with the Florida Fourth District Court of Appeal and defendants cross-appealed.
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

Post-Trial Developments:
In February 2016, the trial court entered final judgment against PM USA and R.J. Reynolds without any deduction for plaintiff’s comparative fault and defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. In March 2016, the trial court denied defendants’ post-trial motions. In April 2016, defendants filed a notice of appeal to the Florida Second District Court of Appeal and PM USA posted a bond in the amount of $2.5 million. In May 2017, the Florida Second District Court of Appeal issued a per curiam affirmance of the final judgment against defendants and defendants filed a motion for rehearing. In July 2017, the Second District Court of Appeal withdrew its prior decision and replaced it with a written opinion affirming the trial court’s judgment, but certifying to the Florida Supreme Court a conflict with Schoeff, discussed below under Engle Progeny Appellate Issues.
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

Post-Trial Developments:
In December 2015, PM USA filed a motion to set aside the verdict and for judgment in accordance with its motion for directed verdict. In January 2016, the trial court entered final judgment against PM USA with a deduction for plaintiff’s comparative fault and plaintiff filed an appeal to the Florida Fourth District Court of Appeal. Additionally, the trial court denied PM USA’s post-trial motions and PM USA cross-appealed. In June 2017, the Florida Fourth District Court of Appeal issued a per curiam affirmance of the final judgment against PM USA.
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

Post-Trial Developments:
In November 2015, plaintiff filed a motion to enforce the parties’ pretrial stipulation of $2.3 million in economic damages, which the trial court granted. The plaintiff also filed a motion for an additur or, in the alternative, for a new trial and PM USA filed post-trial motions, including a motion concerning the proper form of judgment and for a new trial. In December 2015, the trial court granted plaintiff’s motion for a new trial on damages and denied PM USA’s post-trial motions. In January 2016, PM
USA filed a notice of appeal to the Florida First District Court of Appeal. In July 2017, the Florida First District Court of Appeal affirmed the trial court’s order granting a new trial on non-economic compensatory damages, but reinstated the jury’s punitive damages award.
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

Post-Trial Developments:
In April 2015, PM USA and R.J. Reynolds filed a motion for judgment in defendants’ favor in accordance with the Eleventh Circuit’s decision in Graham, discussed below under Engle Progeny Appellate Issues. In June 2015, the trial court stayed the

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

case pending the Eleventh Circuit’s final disposition in the Graham case.
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

Post-Trial Developments:
In December 2014, defendants filed various post-trial motions, including motions to set aside the verdict and motions for a new trial, which the court denied in July 2015. In August 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. Defendants filed a notice of appeal to the Florida First District Court of Appeal in September 2015 and PM USA posted a bond in the amount of approximately $2.5 million. In February 2017, the Florida First District Court of Appeal affirmed the trial court’s judgment. In March 2017, defendants filed a motion for rehearing en banc with the Florida First District Court of Appeal or for certification to the Florida Supreme Court. In June 2017, the Florida First District Court of Appeal granted defendants’ motion for rehearing en banc.
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

Post-Trial Developments:
In November 2014, PM USA filed various post-trial motions and, in January 2015, the trial court denied PM USA’s motions for a new trial and for remittitur, but entered final judgment with a deduction for plaintiff’s comparative fault. In February 2015, defendants filed a notice of appeal to the Florida Second District Court of Appeal and plaintiff cross-appealed. PM USA posted a bond in the amount of $3.98 million. In April 2017, the Florida Second District Court of Appeal rejected PM USA’s grounds for appeal and affirmed the judgment, but ruled that the trial court should not have applied the comparative fault deduction. The court remanded the case to the trial court to amend the judgment to award plaintiff the full amount of the jury’s compensatory damages award and also separately ruled that plaintiff is entitled to attorneys’ fees. In May 2017, defendants filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court on the merits and on the attorneys’ fees issue. The Florida Supreme Court stayed consideration of its jurisdiction on the merits appeal pending its ruling in Schoeff, discussed below under Engle Progeny Appellate Issues.
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Post-Trial Developments:
The trial court entered final judgment without any deduction for plaintiff’s comparative fault. In December 2014, defendants filed various post-trial motions, including a renewed motion for judgment or for a new trial. Plaintiff agreed to waive the bond for the appeal. In May 2015, the trial court deferred further briefing on the post-trial motions pending the Eleventh Circuit’s final disposition in the Graham and Searcy cases, discussed below under Engle Progeny Appellate Issues. In June 2017, the trial court lifted the stay on the post-trial motions.
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

Post-Trial Developments:
In October 2014, defendants filed a motion for judgment and a motion for a new trial. In November 2014, the trial court denied defendants’ post-trial motions and entered final judgment with a deduction for plaintiff’s comparative fault. Later in November 2014, defendants filed a notice of appeal to the Florida Second District Court of Appeal, and PM USA posted a bond in the amount of $370,318. In August 2016, the Florida Second District Court of Appeal affirmed the judgment entered in favor of the plaintiff. In September 2016, defendants filed a petition to invoke the discretionary jurisdiction of the Florida Supreme Court and the Florida Supreme Court stayed the proceedings pending final disposition in the Marotta case, discussed below under Engle Progeny Appellate Issues. In June 2017, the Florida Supreme Court denied PM USA’s petition to invoke the court’s discretionary jurisdiction. In the second quarter of 2017, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $2.3 million for the judgment plus interest and associated costs.
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

Post-Trial Developments:
The trial court entered final judgment in September 2014 without any deduction for plaintiff’s comparative fault. In October 2014, plaintiff agreed to waive the bond for the appeal. Also in October 2014, PM USA filed a motion for a new trial or, in the alternative, remittitur of the jury’s damages awards. In April 2015, the trial court granted PM USA’s post-verdict motion in part and vacated the punitive damages award. In November 2015, the court entered final judgment with a deduction for plaintiff’s comparative fault. In April 2016, plaintiff filed a motion to reinstate the jury’s punitive damages award or, alternatively, for a new trial on punitive damages, citing the Soffer decision, discussed below under Engle Progeny Appellate Issues. Also in April 2016, PM USA filed a motion to stay post-trial proceedings pending the Eleventh Circuit’s final disposition in the Graham case, discussed below under Engle Progeny Appellate Issues. In May 2016, (i) the trial court denied PM USA’s remaining post-trial motions and (ii) PM USA filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and a motion to stay the appeal pending Graham, which the court granted in June 2016. In August 2016, the trial court denied plaintiff’s motion to reinstate the jury’s punitive damages or to order a new trial and, in September 2016, plaintiff cross-appealed. In June 2017, the U.S. Court of Appeals for the Eleventh Circuit lifted the stay on the post-trial motions.
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

Post-Trial Developments:
The trial court entered final judgment against PM USA in July 2014 with a deduction for plaintiff’s comparative fault. In August 2014, PM USA filed a motion to amend the judgment to reduce plaintiff’s damages by the amount paid by collateral sources, which the court denied in September 2014. In October 2014, PM USA posted a bond in the amount of $640,543 and filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In May 2015, the Eleventh Circuit stayed the appeal pending final disposition in the Graham case, discussed below under Engle Progeny Appellate Issues. In the second quarter of 2017, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $1.1 million for the judgment plus interest and associated costs.
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

Post-Trial Developments:
In June 2013, defendants filed several post-trial motions, including motions for judgment as a matter of law and for a new trial, which the trial court denied in September 2013. The trial court entered final judgment with a deduction for plaintiff’s comparative fault. In October 2013, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit arguing that Engle progeny plaintiffs’ product liability claims are impliedly preempted by federal law, and PM USA posted a bond in the amount of $277,750. In April 2015, the U.S. Court of Appeals for the Eleventh Circuit found in favor of defendants on the basis of federal preemption, reversed the trial court’s denial of judgment as a matter of law, and plaintiff filed a petition for rehearing en banc or panel rehearing. In January 2016, the Eleventh Circuit granted a rehearing en banc on both the preemption and due process issues. In May 2017, the U.S. Court of Appeals for the Eleventh Circuit affirmed the final judgment entered in plaintiff’s favor, rejecting defendants’ preemption and due process arguments. In the second quarter of 2017, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $500,000 for the judgment plus interest and associated costs.
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

Post-Trial Developments:
In May and June 2012, defendants filed motions to set aside the verdict and for a new trial. In August 2012, the trial court denied the remaining post-trial motions, reduced the compensatory damages to $16.1 million and entered final judgment without any deduction for plaintiff’s comparative fault. In September 2012, PM USA posted a bond in an amount of $1.5 million and defendants filed a notice of appeal to the Florida Fourth District Court of Appeal. In August 2013, plaintiff filed a motion to determine the sufficiency of the bond in the trial court on the ground that the bond cap statute is unconstitutional, which the court denied. In January 2016, a panel of the Florida Fourth District Court of Appeal vacated the punitive damages award and remanded the case for retrial on plaintiff’s claims of concealment and conspiracy, and punitive damages. The court also found that the trial court should have applied the comparative fault deduction, reducing the compensatory damages against PM USA to $4.025 million. In February 2016, defendants and plaintiff filed respective motions for rehearing and rehearing en banc. In March 2016, plaintiff filed a notice of supplemental authority citing the Soffer decision, discussed below under Engle Progeny Appellate Issues. In September 2016, the Florida Fourth District Court of Appeal, ruling en banc, reversed the judgment against PM USA and R.J. Reynolds in its entirety on the grounds that improper arguments by plaintiff’s counsel deprived defendants of a fair trial, and ordered a new trial. In October 2016, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, which the court denied in March 2017. In June 2017, plaintiff filed a petition for writ of certiorari with the United States Supreme Court seeking review of the 2016 en banc ruling by the Florida Fourth District Court of Appeal.
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

Post-Trial Developments:
In August 2010, the trial court entered final judgment with a deduction for plaintiff’s comparative fault. PM USA filed its notice of appeal to the Florida Fourth District Court of Appeal and, in November 2010, posted a $1.6 million bond. In June 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings, holding that the trial court erred in (1) not reducing the compensatory damages award as excessive and (2) not instructing the jury on the statute of repose in connection with plaintiff’s conspiracy claim that resulted in the $2.5 million punitive damages award. In July 2013, plaintiff filed a motion for rehearing, which the Fourth District Court of Appeal denied in August 2013. In September 2013, both parties filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court. In December 2013, the Florida Supreme Court stayed the appeal pending the outcome of the Hess case. In April 2015, the Florida Supreme Court rejected the statute of repose defense in Hess, and PM USA moved for a rehearing. In September 2015, the Florida Supreme Court denied PM USA’s rehearing petition in Hess. In February 2016, the Florida Supreme Court upheld the trial court’s decision in favor of plaintiff and, in March 2016, clarified that its February 2016 order reinstated the trial court’s decision on the statute of repose only. In August 2016, the Florida Fourth District Court of Appeal reinstated the jury’s punitive damages verdict and reaffirmed that the compensatory damages award was excessive, remanding the case to the trial court to reduce the compensatory damages. In May 2017, the trial court ruled that the 2010 jury award of $15.1 million in compensatory damages was excessive and reduced the award to $225,000. In June 2017, plaintiff requested a new trial on compensatory damages.
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

Post-Trial Developments:
In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages, but without any deduction for plaintiff’s comparative fault. In April 2010, PM USA filed its notice of appeal and posted a $5 million bond. In June 2012, the Fourth District Court of Appeal affirmed the final judgment (as amended to correct a clerical error) in the amount of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages. In December 2012, the Fourth District withdrew its prior decision, reversed the verdict as to compensatory and punitive damages and returned the case to the trial court for a new trial on the question of damages. Upon retrial, in October 2013, the new jury awarded approximately $3.7 million in compensatory damages and $7.5 million in punitive damages. PM USA filed post-trial motions, which the trial court denied in April 2014. In May 2014, PM USA filed a notice of appeal to the Fourth District Court of Appeal and plaintiff cross-appealed. Also in May 2014, PM USA filed a rider with the Florida Supreme Court to make the previously-posted Naugle bond applicable to the retrial judgment. In January 2016, the Fourth District Court of Appeal reversed the trial court’s decision and remanded the case to the trial court to conduct a juror interview. In April 2016, PM USA moved for a new trial following the juror interview, which the court denied. In May 2016, PM USA filed a notice of appeal to the Fourth District Court of Appeal. In April 2017, the Fourth District Court of Appeals issued a per curiam decision affirming the trial court’s judgment against PM USA. In the second quarter of 2017, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $13.2 million for the judgment plus interest and associated costs, and increased its bond by $6.2 million.
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

After the remand of B. Brown, several state appellate rulings superseded the Eleventh Circuit’s ruling on Florida state law. These cases include B. Martin, a case against R.J. Reynolds in Escambia County, and J. Brown, a case against R.J. Reynolds in Broward County. In December 2011, petitions for writ of certiorari were filed with the United States Supreme Court by R.J. Reynolds in Campbell, B. Martin, Gray and Hall and by PM USA and Liggett Group in Campbell. The United States Supreme Court denied defendants’ certiorari petitions in March 2012.

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

In Graham, an Engle progeny case against PM USA and R.J. Reynolds, in April 2015 the U.S. Court of Appeals for the Eleventh Circuit found in favor of defendants on the basis of federal preemption, reversing the trial court’s denial of judgment as a matter of law. Thereafter, plaintiff filed a petition for rehearing en banc, which the Eleventh Circuit granted in January 2016. In May 2017, the U.S. Court of Appeals for the Eleventh Circuit rejected defendants’ preemption and due process arguments and affirmed the final judgment entered in plaintiff’s favor. In January 2016, in Marotta, a case against R.J. Reynolds on appeal to the Florida Fourth District Court of Appeal, the court rejected R.J. Reynolds’s federal preemption defense, but noted the conflict with Graham and certified the preemption question to the Florida Supreme Court. In March 2016, the Florida Supreme Court accepted review of Marotta and in April 2017, affirmed the Fourth District Court of Appeal’s ruling on preemption.

In Searcy, an Engle progeny case against PM USA and R.J. Reynolds on appeal to the Eleventh Circuit, defendants argued that application of the Engle findings to the Engle progeny plaintiffs’ concealment and conspiracy claims violated defendants’ due process rights. The appeal is pending.

In Soffer, an Engle progeny case against R.J. Reynolds, the Florida First District Court of Appeal held that Engle progeny plaintiffs can recover punitive damages only on their intentional tort claims. The Florida Supreme Court accepted jurisdiction over plaintiff’s appeal from the Florida First District Court of Appeal’s decision and, in March 2016, held that Engle progeny plaintiffs can recover punitive damages in connection with all of their claims. Plaintiffs now generally seek punitive damages in connection with all of their claims in Engle progeny cases.

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

Class certification has been denied or reversed by courts in 61 smoking and health class actions involving PM USA in Arkansas (1), California (1), Delaware (1), the District of Columbia (2), Florida (2), Illinois (3), Iowa (1), Kansas (1), Louisiana (1), Maryland (1), Michigan (1), Minnesota (1), Nevada (29), New Jersey (6), New York (2), Ohio (1), Oklahoma (1), Oregon (1), Pennsylvania (1), Puerto Rico (1), South Carolina (1), Texas (1) and Wisconsin (1).

As of July 24, 2017, PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA and R.J. Reynolds and, with respect to the brands it acquired from R.J. Reynolds and Lorillard, ITG Brands, LLC (“ITG”), subject to a dispute discussed below with respect to some of the State Settlement Agreements) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended June 30, 2017 and 2016, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1.2 billion for each period. For the six months ended June 30, 2017 and 2016, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $2.3 billion for each period.

The State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, restrictions on lobbying activities and other provisions.

NPM Adjustment Disputes

PM USA is participating in proceedings regarding potential downward adjustments (the “NPM Adjustment”) to MSA payments made by manufacturers that are signatories to the MSA (the “participating manufacturers” or “PMs”) for 2003-2016. The NPM Adjustment is a reduction in MSA payments that applies if the PMs collectively lose at least a specified level of market share to non-participating manufacturers (“NPMs”) between 1997 and the year at issue, subject to certain conditions and defenses. The independent auditor appointed under the MSA calculates the maximum amount, if any, of the NPM Adjustment for any year in respect of which such NPM Adjustment is potentially applicable.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

“transition years”) in the form of a reduction to its MSA payment in April 2017. As a result of the settlements with Rhode Island and Oregon, PM USA recorded a reduction to cost of sales in the amount of $25 million in the first quarter of 2017.

The settlement further provides that the NPM Adjustment provision will be revised and streamlined as to the signatory states for 2013 and subsequent years. Under the revised provision, there is a potential downward adjustment to the PMs’ MSA payment relating to NPM sales on which state excise tax (“SET”) is paid.  Pursuant to such adjustment, each signatory state will pay an amount to the OPMs tied to the number of NPM cigarettes sold during the year at issue on which that state collected its SET (or, potentially, on which a comparable tax was collected) but on which that state did not collect escrow (“non-compliant NPM sales”). These payments will be made in the form of future reductions to MSA payments by the OPMs. This adjustment for SET-paid NPM sales is subject to certain exceptions and to a “safe harbor” under which a state does not owe any payment if the number or percentage of non-compliant NPM sales is below certain stated benchmarks.  In addition, the settlement further provides that the NPM Adjustment for 2015 and subsequent years will continue to apply to the signatory states (except for Oregon, which has settled through 2015 and accordingly the NPM Adjustment for 2015 will not apply to it), subject to certain defenses, but that those states will receive a partial liability reduction tied to the percentage of NPM sales nationwide during the year at issue on which either an MSA state has collected SET (or potentially a comparable tax is collected) or, potentially, Mississippi, Florida, Texas or Minnesota collected an equity fee (as defined in the settlement) on cigarettes sold by NPMs in those respective states.  The amount (if any) of the potential adjustments relating to SET-paid NPM sales and the amount of the partial liability reductions for 2015 and 2016 have not yet been determined. In addition, proceedings to determine the availability of and defenses to the 2015 and 2016 NPM Adjustments as to the signatory states will likely not take place for a considerable period of time. In the meantime, pursuant to the settlement, the OPMs and the signatory states have agreed to split the NPM Adjustment amount for 2015 and each subsequent year thereafter pending the ultimate outcome of the applicable proceedings. As a result, $43 million related to the 2015 NPM Adjustment was returned to PM USA in the second quarter of 2016, and $46 million related to the 2016 NPM Adjustment was returned to PM USA in the second quarter of 2017. The amounts related to the 2015 and 2016 NPM Adjustments were included in other liabilities on the condensed consolidated balance sheet at June 30, 2017. Once the proceedings to determine the amount of the applicable NPM Adjustment are concluded, the applicable amount will either be paid to the signatory states or retained by PM USA (in each case, without interest) as part of the ultimately determined amount payable. The OPMs have agreed that the amounts they receive under the settlement for 2013 and subsequent years from the signatory states will be allocated among them pursuant to a formula that modifies the MSA allocation formula in a manner favorable to PM USA. The extent to which it remains favorable to PM USA will depend upon future developments, as well as upon the resolution of certain disputes among the OPMs discussed below.

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

In connection with the investigative proceeding, PM USA recorded for the years 2015 and 2016 combined a $58 million reduction to cost of sales in the fourth quarter of 2016. This amount represented PM USA’s estimate, based on information submitted by the PMs and New York to the investigative firm, of the minimum number of Tribal NPM Packs that the investigative firm was likely to find were sold during 2015 and the related reductions to PM USA’s MSA payments in April 2017 and April 2018. Because the investigative firm’s determination of the number of Tribal NPM Packs sold during 2015 was greater than the number of Tribal NPM Packs on which PM USA’s previously recorded $58 million estimate was based, PM USA recorded an additional reduction in cost of sales of $32 million in the first quarter of 2017.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

In May 2014, a Missouri state trial court denied Missouri’s motion to vacate the arbitration panel’s ruling that Missouri had not diligently enforced, but granted Missouri’s motion to modify, with respect to Missouri, the pro rata judgment reduction. In September 2015, a Missouri intermediate appellate court reversed the Missouri state trial court’s ruling that modified the pro rata judgment reduction, effectively reinstating the application of that reduction method to Missouri. In February 2017, the Supreme Court of Missouri reversed the intermediate appellate court and granted Missouri’s motion to modify, with respect to Missouri, the pro rata judgment reduction related to the 2003 NPM Adjustment. As a result of the judgment reduction decision, PM USA returned approximately $12 million of the 2003 NPM Adjustment and $7 million of the interest it received, plus applicable interest. In addition, PM USA recorded a corresponding reduction to its pre-tax earnings in the first quarter of 2017. In connection with its appeal of the

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Missouri state trial court’s ruling, PM USA posted a bond in the amount of $22 million, which was released in June 2017.

In September 2016, a New Mexico state trial court denied New Mexico’s motion to vacate the arbitration panel’s ruling that New Mexico had not diligently enforced, but granted New Mexico’s motion to modify, with respect to New Mexico, the pro rata judgment reduction. PM USA is appealing the New Mexico trial court’s decision regarding the pro rata judgment reduction. In March 2017, the trial court ruled that, notwithstanding the pendency of the appeal, PM USA must return the $3 million of the 2003 NPM Adjustment and $2 million of the interest it received (plus interest on those amounts), which PM USA has done.

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

The 2004 diligent enforcement arbitration is currently pending before two separate arbitration panels, with all of the 19 non-signatory states other than New York (which separately settled), Montana and New Mexico participating in the arbitration. In June 2017, PM USA and the other participating manufacturers informed the panels that they no longer contest Alaska’s and Massachusetts’ diligent enforcement claims for 2004, but continue to contest such claims of all such other non-signatory states. The panels’ decisions as to the contested non-signatory states are not expected until late 2018 or after. There is no assurance that PM USA will ultimately receive any adjustment as a result of these proceedings.

Proceedings regarding diligent enforcement claims for 2005 and subsequent years have not yet been scheduled. No assurance can be given as to when proceedings for 2005 and subsequent years will be scheduled or the precise form those proceedings will take.

The independent auditor has calculated that PM USA’s share of the maximum potential NPM Adjustments for 2004-2016 is (exclusive of interest or earnings): $388 million for 2004, $181 million for 2005, $154 million for 2006, $185 million for 2007, $250 million for 2008, $211 million for 2009, $218 million for 2010, $166 million for 2011, $214 million for 2012, $223 million for 2013, $246 million for 2014, $292 million for 2015 and $296 million for 2016. These maximum amounts will be reduced by a judgment reduction to reflect the settlement with the signatory states and the New York settlement. The judgment reduction for the 2004 and subsequent NPM Adjustments has not yet been determined. In addition, these maximum amounts may also be further reduced by other developments, including agreements that may be entered in the future, disputes that may arise or recalculation of the NPM Adjustment amounts by the independent auditor. Further, the maximum amount for 2004 may also be reduced due to a dispute raised by another OPM regarding the allocation of the maximum potential 2004 NPM Adjustment among the OPMs. In addition, as discussed below, PM USA believes that the amounts shown above as PM USA’s share of the maximum potential NPM Adjustment for 2015 and 2016 were incorrectly calculated by the independent auditor, and

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

that PM USA’s correct share is higher. Finally, PM USA’s recovery of these amounts, even as reduced, is dependent upon subsequent determinations of state diligent enforcement claims, and is subject (in the case of signatory states found non-diligent) to the partial liability reduction under the settlement. The availability and amount of any NPM Adjustment for 2004 and subsequent years will not be finally determined in the near term. There is no assurance that PM USA will ultimately receive any adjustment as a result of these proceedings. PM USA’s receipt of amounts on account of the 2003 NPM Adjustment and interest from non-signatory states does not provide any assurance that PM USA will receive any NPM Adjustment amounts (or associated interest or earnings) for 2004 or any subsequent year. PM USA may enter into settlement discussions regarding the NPM Adjustment disputes with any state if PM USA believes it is in its best interests to do so.

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

In January 2017, PM USA and the State of Florida each filed in Florida state court a motion against R.J. Reynolds and ITG to enforce the Florida State Settlement Agreement with respect to their failure to make payments to Florida on the assigned brands and failure to correctly account for and include those brands in their reported volumes and profits for purposes of certain calculations under the Florida State Settlement Agreement. PM USA believes that, as a result of these failures by R.J. Reynolds and ITG, its settlement payments to Florida have been improperly increased by over $28 million for 2015 and 2016 combined.

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

In May 2015, the U.S. Court of Appeals affirmed in part and reversed in part, concluding that certain portions of the statements exceeded the district court’s jurisdiction under RICO, but upheld other portions challenged by defendants. The Court of Appeals remanded the case to the trial court for further proceedings. In July 2015, the government filed a petition for panel rehearing, which the U.S. Court of Appeals denied on August 2015. In October 2015, the district court ordered further briefing on the content of the corrective communications reversed by the U.S. Court of Appeals and any implementation changes the parties propose. In February 2016, the U.S. District Court for the District of Columbia issued an order on the content of the corrective communications and ordered the parties to submit proposed changes to the consent order on the implementation details, which the parties jointly submitted and the court approved in April 2016. Also in April 2016, defendants filed a notice of appeal to the U.S. Court of Appeals for the District of Columbia Circuit on the content of the corrective communications. In May 2016, defendants filed a notice of appeal of the consent order for the purpose of perfecting the appeal of the district court’s

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

February 2016 order on the content of the corrective communications. In April 2017, the U.S. Court of Appeals for the District of Columbia Circuit reversed in part the district court’s decision on the content of the corrective communications, striking certain content and remanding to the district court the decision on how to revise certain other content. In June 2017, the U.S. District Court for the District of Columbia issued an order adopting modified corrective statements. In July 2017, the U.S. District Court issued an additional order requiring the parties, by August 11, 2017, to use their best efforts to submit an agreed upon consent order on implementation details or to provide a status report.

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

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of July 24, 2017, a total of four such cases are pending in various U.S. state courts.

State “Lights” Cases Dismissed, Not Certified or Ordered De-Certified

As of July 24, 2017, 21 state courts in 22 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in several jurisdictions. Over time, several such cases have been dismissed by the courts at the summary judgment stage. One certified class action remains pending on appeal.

▪
Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiffs’ motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995-2003. In June 2010, PM USA’s motion for partial summary judgment regarding plaintiffs’ request for punitive damages was denied. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). The plaintiffs’ motion was denied in December 2010. In June 2011, PM USA filed various summary judgment motions challenging the plaintiffs’ claims. In August 2011, the trial court granted PM USA’s motion for partial summary judgment, ruling that plaintiffs could not present a damages claim based on allegations that Marlboro Lights are more dangerous than Marlboro Reds. The trial court denied PM USA’s remaining summary judgment motions. Trial in the case began in September 2011 and, in October 2011, the court declared a mistrial after the jury failed to reach a verdict. In January 2014, the trial court reversed its prior ruling granting partial summary

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

judgment against plaintiffs’ “more dangerous” claim and allowed plaintiffs to pursue that claim. In October 2014, PM USA filed motions to decertify the class and for partial summary judgment on plaintiffs’ “more dangerous” claim, which the court denied in June 2015. Upon retrial, in April 2016, the jury returned a verdict in favor of PM USA. In August 2016, plaintiffs filed a notice of appeal and PM USA cross-appealed. In November 2016, the court of appeals dismissed PM USA’s cross-appeal without prejudice upon joint motion of the parties. Oral argument at the Missouri Court of Appeals is scheduled for August 8, 2017.

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

Other Developments

In December 2009, the state trial court in Carroll (formerly known as Holmes) (pending in Delaware) denied PM USA’s motion for summary judgment based on an exemption provision in the Delaware Consumer Fraud Act. In January 2011, the trial court allowed the plaintiffs to file an amended complaint substituting class representatives and naming Altria Group, Inc. and PMI as additional defendants. In February 2013, the trial court approved the parties’ stipulation to the dismissal without prejudice of Altria Group, Inc. and PMI, leaving PM USA as the sole defendant in the case. In March 2015, plaintiffs moved for class certification and, in July 2015, PM USA filed a summary judgment motion seeking to dismiss plaintiffs’ claims in their entirety on preemption grounds. In May 2017, the court denied plaintiffs’ motion for class certification. The named plaintiff agreed to resolve her individual claim for $3,000 and, pursuant to that agreement, in July 2017, the trial court approved the parties’ stipulation to dismiss the case with prejudice, concluding this litigation.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Argentine Grower Cases

PM USA and Altria Group, Inc. were sued in six cases (Hupan, Chalanuk, Rodriguez Da Silva, Aranda, Taborda and Biglia) filed in Delaware state court against multiple defendants by the parents of Argentine children born with alleged birth defects. Plaintiffs in these cases allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., an alleged subsidiary of PMI, and that they and their infant children were exposed directly and in utero to Monsanto Company’s (“Monsanto”) Roundup herbicide during the production and cultivation of tobacco. Plaintiffs seek compensatory and punitive damages against all defendants. Altria Group, Inc. and certain other defendants were dismissed from the Hupan, Chalanuk, Rodriguez Da Silva, Aranda, Taborda and Biglia cases. The three remaining defendants in the six cases were PM USA, Philip Morris Global Brands Inc. (a subsidiary of PMI) and Monsanto. Following discussions regarding indemnification for these cases pursuant to the Distribution Agreement between PMI and Altria Group, Inc., PMI and PM USA agreed to resolve conflicting indemnity demands after final judgments are entered. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement. In April 2014, all three defendants in the Hupan case filed motions to dismiss for failure to state a claim, and PM USA and Philip Morris Global Brands filed separate motions to dismiss based on the doctrine of forum non conveniens. All proceedings in the other five cases were stayed pending the court’s resolution of the motions to dismiss filed in Hupan. In November 2015, the trial court granted PM USA’s motion to dismiss on forum non conveniens grounds. Plaintiffs filed a motion for clarification or re-argument in December 2015, which the court denied in August 2016. Later in August 2016, PM USA and Philip Morris Global Brands moved for entry of final judgment in the Hupan case and also moved to lift the stays in the other five cases for the limited purpose of entering final judgment of dismissal in those cases as well based on the forum non conveniens decision in Hupan. The court granted those motions in September 2016, and entered final judgment of dismissal in all six cases. In October 2016, plaintiffs filed their notice of appeal to the Delaware Supreme Court. Oral argument is scheduled for September 20, 2017.

UST Litigation

Claims related to smokeless tobacco products generally fall within the following categories:

First, UST and/or its tobacco subsidiaries have been named in certain actions in West Virginia (See In re: Tobacco Litigation above) brought by or on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs are six individuals alleging use of USSTC’s smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products. USSTC, along with other non-cigarette manufacturers, has remained severed from such proceedings since December 2001.

Second, UST and/or its tobacco subsidiaries have been named in a number of other individual tobacco and health suits over time. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. In July 2016, USSTC and Altria Group, Inc. were named as defendants, along with other named defendants, in one such case in California (Gwynn).  In August 2016, defendants removed the case to federal court. In September 2016, plaintiffs filed a motion to remand the case back to state court, which the court granted in January 2017. In May 2017, the court granted plaintiffs’ motion to dismiss all defendants except USSTC.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At June 30, 2017, Altria Group, Inc. and certain of its subsidiaries (i) had $58 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for $30 million of guarantees, consisting primarily of surety bonds, related to their own performance; and (iii) had a redeemable noncontrolling interest of $36 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria Group, Inc. issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the “Distribution Agreement”), entered into as a result of Altria Group, Inc.’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at June 30, 2017 as the fair value of this indemnification is insignificant.

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

At June 30, 2017, the respective principal 100% owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
The following sets forth the condensed consolidating balance sheets as of June 30, 2017 and December 31, 2016, condensed consolidating statements of earnings and comprehensive earnings for the six and three months ended June 30, 2017 and 2016, and condensed consolidating statements of cash flows for the six months ended June 30, 2017 and 2016 for Altria Group, Inc., PM USA and, collectively, Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the Securities and Exchange Commission (“SEC”) interpretation and application of Rule 3-10 of SEC Regulation S-X.
The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
June 30, 2017
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$2,203	$1	$51	$—	$2,255
Receivables	—	8	111	—	119
Inventories:
Leaf tobacco	—	441	328	—	769
Other raw materials	—	112	66	—	178
Work in process	—	3	431	—	434
Finished product	—	187	431	—	618
	—	743	1,256	—	1,999
Due from Altria Group, Inc. and subsidiaries	17	2,728	1,145	(3,890)	—
Other current assets	34	106	104	(6)	238
Total current assets	2,254	3,586	2,667	(3,896)	4,611
Property, plant and equipment, at cost	—	2,975	1,877	—	4,852
Less accumulated depreciation	—	2,108	844	—	2,952
	—	867	1,033	—	1,900
Goodwill	—	—	5,307	—	5,307
Other intangible assets, net	—	2	12,194	—	12,196
Investment in AB InBev	18,219	—	—	—	18,219
Investment in consolidated subsidiaries	11,839	2,642	—	(14,481)	—
Finance assets, net	—	—	988	—	988
Due from Altria Group, Inc. and subsidiaries	4,790	—	—	(4,790)	—
Other assets	20	1,736	127	(1,378)	505
Total Assets	$37,122	$8,833	$22,316	$(24,545)	$43,726

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
June 30, 2017
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Accounts payable	$—	$64	$130	$—	$194
Accrued liabilities:
Marketing	—	659	104	—	763
Employment costs	15	9	87	—	111
Settlement charges	—	2,216	7	—	2,223
Other	257	509	241	—	1,007
Income taxes	1	—	113	(6)	108
Dividends payable	1,176	—	—	—	1,176
Due to Altria Group, Inc. and subsidiaries	3,505	327	58	(3,890)	—
Total current liabilities	4,954	3,784	740	(3,896)	5,582
Long-term debt	13,887	—	—	—	13,887
Deferred income taxes	5,554	—	4,351	(1,378)	8,527
Accrued pension costs	203	—	473	—	676
Accrued postretirement health care costs	—	1,431	772	—	2,203
Due to Altria Group, Inc. and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	106	151	137	—	394
Total liabilities	24,704	5,366	11,263	(10,064)	31,269
Contingencies
Redeemable noncontrolling interest	—	—	36	—	36
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,928	3,310	11,855	(15,165)	5,928
Earnings reinvested in the business	37,939	421	814	(1,235)	37,939
Accumulated other comprehensive losses	(1,838)	(264)	(1,664)	1,928	(1,838)
Cost of repurchased stock	(30,546)	—	—	—	(30,546)
Total stockholders’ equity attributable to Altria Group, Inc.	12,418	3,467	11,014	(14,481)	12,418
Noncontrolling interests	—	—	3	—	3
Total stockholders’ equity	12,418	3,467	11,017	(14,481)	12,421
Total Liabilities and Stockholders’ Equity	$37,122	$8,833	$22,316	$(24,545)	$43,726

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Six Months Ended June 30, 2017
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$10,984	$1,780	$(18)	$12,746
Cost of sales	—	3,216	561	(18)	3,759
Excise taxes on products	—	2,982	107	—	3,089
Gross profit	—	4,786	1,112	—	5,898
Marketing, administration and research costs	80	791	225	—	1,096
Asset impairment and exit costs	—	—	16	—	16
Operating (expense) income	(80)	3,995	871	—	4,786
Interest and other debt expense, net	253	(6)	109	—	356
Earnings from equity investment in AB InBev	(163)	—	—	—	(163)
Gain on AB InBev/SABMiller business combination	(408)	—	—	—	(408)
Earnings before income taxes and equity earnings of subsidiaries	238	4,001	762	—	5,001
(Benefit) provision for income taxes	(40)	1,397	252	—	1,609
Equity earnings of subsidiaries	3,112	152	—	(3,264)	—
Net earnings	3,390	2,756	510	(3,264)	3,392
Net earnings attributable to noncontrolling interests	—	—	(2)	—	(2)
Net earnings attributable to Altria Group, Inc.	$3,390	$2,756	$508	$(3,264)	$3,390

Net earnings	$3,390	$2,756	$510	$(3,264)	$3,392
Other comprehensive earnings, net of deferred income taxes	214	7	56	(63)	214
Comprehensive earnings	3,604	2,763	566	(3,327)	3,606
Comprehensive earnings attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive earnings attributable to Altria Group, Inc.	$3,604	$2,763	$564	$(3,327)	$3,604

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Six Months Ended June 30, 2016
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$10,910	$1,696	$(19)	$12,587
Cost of sales	—	3,317	500	(19)	3,798
Excise taxes on products	—	3,069	107	—	3,176
Gross profit	—	4,524	1,089	—	5,613
Marketing, administration and research costs	73	828	204	—	1,105
Asset impairment and exit costs	5	95	21	—	121
Operating (expense) income	(78)	3,601	864	—	4,387
Interest and other debt expense, net	264	17	111	—	392
Earnings from equity investment in SABMiller	(265)	—	—	—	(265)
Gain on AB InBev/SABMiller business combination	(157)	—	—	—	(157)
Earnings before income taxes and equity earnings of subsidiaries	80	3,584	753	—	4,417
(Benefit) provision for income taxes	(37)	1,316	266	—	1,545
Equity earnings of subsidiaries	2,753	140	—	(2,893)	—
Net earnings	2,870	2,408	487	(2,893)	2,872
Net earnings attributable to noncontrolling interests	—	—	(2)	—	(2)
Net earnings attributable to Altria Group, Inc.	$2,870	$2,408	$485	$(2,893)	$2,870

Net earnings	$2,870	$2,408	$487	$(2,893)	$2,872
Other comprehensive losses, net of deferred income taxes	(60)	(15)	(129)	144	(60)
Comprehensive earnings	2,810	2,393	358	(2,749)	2,812
Comprehensive earnings attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive earnings attributable to Altria Group, Inc.	$2,810	$2,393	$356	$(2,749)	$2,810

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended June 30, 2017
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,713	$960	$(10)	$6,663
Cost of sales	—	1,678	281	(10)	1,949
Excise taxes on products	—	1,536	59	—	1,595
Gross profit	—	2,499	620	—	3,119
Marketing, administration and research costs	40	413	115	—	568
Asset impairment and exit costs	—	—	12	—	12
Operating (expense) income	(40)	2,086	493	—	2,539
Interest and other debt expense, net	130	(6)	53	—	177
Earnings from equity investment in AB InBev	(140)	—	—	—	(140)
Gain on AB InBev/SABMiller business combination	(408)	—	—	—	(408)
Earnings before income taxes and equity earnings of subsidiaries	378	2,092	440	—	2,910
Provision for income taxes	32	734	154	—	920
Equity earnings of subsidiaries	1,643	80	—	(1,723)	—
Net earnings	1,989	1,438	286	(1,723)	1,990
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria Group, Inc.	$1,989	$1,438	$285	$(1,723)	$1,989

Net earnings	$1,989	$1,438	$286	$(1,723)	$1,990
Other comprehensive earnings, net of deferred income taxes	374	4	28	(32)	374
Comprehensive earnings	2,363	1,442	314	(1,755)	2,364
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$2,363	$1,442	$313	$(1,755)	$2,363

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended June 30, 2016
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,645	$886	$(10)	$6,521
Cost of sales	—	1,675	259	(10)	1,924
Excise taxes on products	—	1,582	58	—	1,640
Gross profit	—	2,388	569	—	2,957
Marketing, administration and research costs	37	413	96	—	546
Asset impairment and exit costs	—	1	—	—	1
Operating (expense) income	(37)	1,974	473	—	2,410
Interest and other debt expense, net	135	2	55	—	192
Earnings from equity investment in SABMiller	(199)	—	—	—	(199)
Gain on AB InBev/SABMiller business combination	(117)	—	—	—	(117)
Earnings before income taxes and equity earnings of subsidiaries	144	1,972	418	—	2,534
Provision for income taxes	12	713	155	—	880
Equity earnings of subsidiaries	1,521	80	—	(1,601)	—
Net earnings	1,653	1,339	263	(1,601)	1,654
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria Group, Inc.	$1,653	$1,339	$262	$(1,601)	$1,653

Net earnings	$1,653	$1,339	$263	$(1,601)	$1,654
Other comprehensive (losses) earnings, net of deferred income taxes	(13)	2	27	(29)	(13)
Comprehensive earnings	1,640	1,341	290	(1,630)	1,641
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$1,640	$1,341	$289	$(1,630)	$1,640

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2017
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$3,508	$1,427	$397	$(3,384)	$1,948
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(13)	(78)	—	(91)
Proceeds from finance assets	—	—	45	—	45
Other	(4)	—	(196)	—	(200)
Net cash used in investing activities	(4)	(13)	(229)	—	(246)
Cash Provided by (Used in) Financing Activities
Repurchases of common stock	(1,600)	—	—	—	(1,600)
Dividends paid on common stock	(2,369)	—	—	—	(2,369)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(1,813)	1,158	655	—	—
Cash dividends paid to parent	—	(2,572)	(812)	3,384	—
Other	(40)	—	(7)	—	(47)
Net cash used in financing activities	(5,822)	(1,414)	(164)	3,384	(4,016)
Cash and cash equivalents:
(Decrease) increase	(2,318)	—	4	—	(2,314)
Balance at beginning of period	4,521	1	47	—	4,569
Balance at end of period	$2,203	$1	$51	$—	$2,255

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2016
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$2,853	$998	$237	$(3,000)	$1,088
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(14)	(63)	—	(77)
Proceeds from finance assets	—	—	56	—	56
Other	—	—	(42)	—	(42)
Net cash used in investing activities	—	(14)	(49)	—	(63)
Cash Provided by (Used in) Financing Activities
Repurchases of common stock	(341)	—	—	—	(341)
Dividends paid on common stock	(2,215)	—	—	—	(2,215)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(1,833)	1,581	252	—	—
Cash dividends paid to parent	—	(2,564)	(436)	3,000	—
Other	(11)	—	(8)	—	(19)
Net cash used in financing activities	(4,400)	(983)	(192)	3,000	(2,575)
Cash and cash equivalents:
(Decrease) increase	(1,547)	1	(4)	—	(1,550)
Balance at beginning of period	2,313	—	56	—	2,369
Balance at end of period	$766	$1	$52	$—	$819

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
Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures, including identifying and analyzing all contracts that contain a lease. As a lessor, PMCC maintains a portfolio of finance assets, substantially all of which are leveraged leases, the accounting of which will be unchanged under the new guidance and is not expected to change unless there is a contract modification to an existing lease. As a lessee, Altria Group, Inc.’s various leases under existing guidance are classified as operating leases that are not recorded on its balance sheets but are recorded in its statements of earnings as expense is incurred. Upon adoption of the new guidance, Altria Group, Inc. will be required to record substantially all leases on its balance sheets as a right-of-use asset and a lease liability. The timing of expense recognition and classification in its statements of earnings could change based on the classification of leases as either operating or financing.

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

Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures. Altria Group, Inc.’s financial assets that are within the scope of the new guidance are approximately 3% of Altria Group, Inc.’s total assets at June 30, 2017.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Standards	Description	Effective Date for Public Entity	Effect on financial statements
ASU No. 2016-15 Classification of Certain Cash Receipts and Cash Payments (Topic 230)	The guidance addresses how eight specific cash flow issues are to be presented and classified in the statement of cash flows.	The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period.	The adoption of this guidance is not expected to have a material impact on Altria Group, Inc.’s statements of cash flows. Altria Group, Inc. plans to adopt this guidance by the first quarter of 2018.
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
At June 30, 2017 and December 31, 2016, Altria Group, Inc. had restricted cash of $80 million and $83 million, respectively. Altria Group, Inc. plans to retrospectively adopt this guidance by the first quarter of 2018 and will comply with the required presentation of restricted cash in its statements of cash flows upon adoption.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Description of the Company

At June 30, 2017, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”), which are engaged in the manufacture and sale of super premium cigarettes and the sale of premium cigars; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. In addition, Nu Mark, Middleton and Nat Sherman use third-party contract manufacturing arrangements in the manufacture of their products. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At June 30, 2017, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At September 30, 2016, Altria Group, Inc. had an approximate 27% ownership of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounted for under the equity method of accounting. In October 2016, Anheuser-Busch InBev SA/NV (“Legacy AB InBev”) completed its business combination with SABMiller, and Altria Group, Inc. received cash and shares representing a 9.6% ownership in the combined company (the “Transaction”). The newly formed Belgian company, which retained the name Anheuser-Busch InBev SA/NV (“AB InBev”), became the holding company for the combined businesses. Subsequently, Altria Group, Inc. purchased approximately 12 million ordinary shares of AB InBev, increasing Altria Group, Inc.’s ownership to approximately 10.2% at December 31, 2016. At June 30, 2017, Altria Group, Inc. had an approximate 10.2% ownership of AB InBev, which Altria Group, Inc. accounts for under the equity method of accounting using a one-quarter lag. For the six and three months ended June 30, 2017, Altria Group, Inc. recorded a pre-tax gain of $408 million related to the completion of AB InBev’s planned divestitures of certain SABMiller assets and businesses resulting from Legacy AB InBev obtaining necessary regulatory clearances to proceed with the Transaction (“AB InBev divestitures”). For the six and three months ended June 30, 2016, Altria Group, Inc. recorded a pre-tax gain of $157 million and $117 million, respectively, for the change in the fair value of the derivative financial instrument that it entered into in connection with the Transaction (“derivative financial instrument”). The pre-tax gains related to the AB InBev divestitures and the derivative financial instrument were included in gain on AB InBev/SABMiller business combination in Altria Group, Inc.’s condensed consolidated statements of earnings. Altria Group, Inc. receives cash dividends on its interest in AB InBev if and when AB InBev pays such dividends.

Altria Group, Inc.’s reportable segments are smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in an all other category.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.
Consolidated Results of Operations for the Six Months Ended June 30, 2017: The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the six months ended June 30, 2017, from the six months ended June 30, 2016, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the six months ended June 30, 2016	$2,870	$1.47

2016 NPM Adjustment Items	11	0.01
2016 Asset impairment, exit, implementation and acquisition-related costs	82	0.04
2016 Tobacco and health litigation items	27	0.01
2016 SABMiller special items	122	0.06
2016 Gain on AB InBev/SABMiller business combination	(100)	(0.05)
2016 Tax items	(16)	(0.01)
Subtotal 2016 special items	126	0.06

2017 NPM Adjustment Items	1	—
2017 Asset impairment, exit, implementation and acquisition-related costs	(36)	(0.02)
2017 Tobacco and health litigation items	(12)	(0.01)
2017 AB InBev special items	(49)	(0.03)
2017 Gain on AB InBev/SABMiller business combination	265	0.14
2017 Tax items	166	0.09
Subtotal 2017 special items	335	0.17

Fewer shares outstanding	—	0.02
Change in tax rate	(12)	(0.01)
Operations	71	0.04
For the six months ended June 30, 2017	$3,390	$1.75

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations: The increase of $71 million in operations shown in the table above was due primarily to the following:

▪	higher income from the smokeable products segment; and

▪	lower interest and other debt expense, net;
partially offset by:

▪	lower earnings from Altria Group, Inc.’s equity investment in AB InBev/SABMiller.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Results of Operations for the Three Months Ended June 30, 2017: The changes in Altria Group, Inc.’s net earnings and diluted EPS attributable to Altria Group, Inc. for the three months ended June 30, 2017, from the three months ended June 30, 2016, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended June 30, 2016	$1,653	$0.84

2016 Asset impairment, exit, implementation and acquisition-related costs	4	—
2016 Tobacco and health litigation items	3	—
2016 SABMiller special items	14	0.01
2016 Gain on AB InBev/SABMiller business combination	(74)	(0.03)
2016 Tax items	(17)	(0.01)
Subtotal 2016 special items	(70)	(0.03)

2017 Asset impairment, exit, implementation and acquisition-related costs	(17)	(0.01)
2017 Tobacco and health litigation items	(11)	(0.01)
2017 AB InBev special items	(1)	—
2017 Gain on AB InBev/SABMiller business combination	265	0.14
2017 Tax items	108	0.06
Subtotal 2017 special items	344	0.18

Fewer shares outstanding	—	0.01
Change in tax rate	(5)	—
Operations	67	0.03
For the three months ended June 30, 2017	$1,989	$1.03
See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations: The increase of $67 million in operations shown in the table above was due primarily to higher income from the smokeable products and smokeless products segments, partially offset by lower earnings from Altria Group, Inc.’s equity investment in AB InBev/SABMiller.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2017 Forecasted Results: In July 2017, Altria Group, Inc. reaffirmed that its 2017 full-year adjusted diluted EPS growth rate is expected to be in the range of 7.5% to 9.5% over 2016 full-year adjusted diluted EPS. This forecasted growth rate excludes the income and expense items in the table below. Altria Group, Inc. continues to expect higher adjusted diluted EPS growth in the second half of the year compared to the first half driven by various factors. These include the financial effects of the voluntary product recall in the smokeless products segment during the first quarter of 2017 and the benefit of reporting four full quarters of equity income from AB InBev in 2017 versus three quarters in 2016 from SABMiller. Altria Group, Inc. continues to expect that its 2017 full-year effective tax rate on operations will be approximately 36%.

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

(Income) Expense, Net Excluded from Adjusted Diluted EPS
	2017	2016
NPM Adjustment Items	$—	$0.01
Asset impairment, exit and implementation costs	0.02	0.07
Tobacco and health litigation items	0.01	0.04
AB InBev/SABMiller special items	0.03	(0.03)
Loss on early extinguishment of debt	—	0.28
Patent litigation settlement	—	0.01
Gain on AB InBev/SABMiller business combination	(0.14)	(4.61)
Tax items	(0.09)	(0.02)
	$(0.17)	$(4.25)
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

Discussion and Analysis

Consolidated Operating Results

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net revenues:
Smokeable products	$11,380	$11,251	$5,922	$5,829
Smokeless products	1,030	1,002	564	523
Wine	290	316	150	171
All other	46	18	27	(2)
Net revenues	$12,746	$12,587	$6,663	$6,521

Excise taxes on products:
Smokeable products	$3,016	$3,098	$1,556	$1,599
Smokeless products	64	67	34	35
Wine	9	11	5	6
Excise taxes on products	$3,089	$3,176	$1,595	$1,640

Operating income:
Operating companies income (loss):
Smokeable products	$4,274	$3,869	$2,233	$2,118
Smokeless products	599	618	350	338
Wine	46	62	25	34
All other	(21)	(54)	(8)	(33)
Amortization of intangibles	(10)	(10)	(5)	(5)
General corporate expenses	(102)	(93)	(56)	(42)
Corporate asset impairment and exit costs	—	(5)	—	—
Operating income	$4,786	$4,387	$2,539	$2,410

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

The following events that occurred during the six and three months ended June 30, 2017 and 2016 affected the comparability of statement of earnings amounts:

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

▪
Tobacco and Health Litigation Items: Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Smokeable products segment	$16	$27	$15	$1
Interest and other debt expense, net	2	16	2	4
Total	$18	$43	$17	$5
During the second quarter of 2017, PM USA recorded pre-tax charges related to four Engle progeny cases of $15 million in marketing, administration and research costs and $2 million in interest costs related to those cases. For further discussion, see Smoking and Health Litigation in Note 9. Contingencies.
During the first quarter of 2016, PM USA recorded pre-tax charges, primarily related to the Aspinall case, of $26 million in marketing, administration and research costs and $12 million in interest costs. For further discussion, see “Lights/Ultra Lights” Cases - State Trial Court Class Certification Settlements in Note 9.

▪
Smokeless Products Recall: During the first quarter of 2017, USSTC voluntarily recalled certain smokeless tobacco products manufactured at its Franklin Park, Illinois facility due to a product tampering incident (the “Recall”). USSTC has concluded the Recall and trade inventories are substantially replenished. USSTC estimates that the Recall-related costs and the share impact from the Recall reduced smokeless products segment operating companies income by approximately $60 million in the first quarter of 2017.

▪
Asset Impairment, Exit and Implementation Costs: Pre-tax asset impairment, exit and implementation costs for the six and three months ended June 30, 2017 were $56 million and $29 million, respectively. Pre-tax asset impairment, exit and implementation costs for the six and three months ended June 30, 2016 were $124 million and $2 million, respectively.

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

▪
Gain on AB InBev/SABMiller Business Combination: For the six and three months ended June 30, 2017, Altria Group, Inc. recorded a pre-tax gain of $408 million related to AB InBev divestitures. For the six and three months ended June 30, 2016, Altria Group, Inc. recorded a pre-tax gain of $157 million and $117 million, respectively, for the change in the fair value of the derivative financial instrument that it entered into in connection with the Transaction. The pre-tax gains related to the AB InBev divestitures and the derivative financial instrument were included in gain on AB InBev/SABMiller business combination in Altria Group, Inc.’s condensed consolidated statements of earnings.

▪
AB InBev/SABMiller Special Items: Altria Group, Inc.’s earnings from its equity investment in AB InBev for the six months ended June 30, 2017 included net pre-tax charges of $75 million, consisting primarily of Altria Group, Inc.’s share of mark-to-market losses on AB InBev’s derivative financial instruments used to hedge certain share commitments. Altria Group, Inc.’s earnings from its equity investment in SABMiller for the six months ended June 30, 2016 included pre-tax charges of $187 million, consisting primarily of Altria Group, Inc.’s share of SABMiller’s asset impairment charges and costs related to the Transaction. Altria Group, Inc.’s earnings from its equity investment in SABMiller for the three months ended June 30, 2016 included net pre-tax charges of $21 million, consisting primarily of Altria Group, Inc.’s share of SABMiller’s costs related to the Transaction.

▪
Tax Items: Tax items for the six months ended June 30, 2017 of $166 million included tax benefits of $152 million related primarily to the effective settlement in June 2017 of the Internal Revenue Service audit of Altria Group, Inc. and its consolidated subsidiaries’ 2010-2013 tax years (“IRS 2010-2013 Audit”) and excess tax benefits of $19 million for share-based awards that vested during the first half of 2017. Tax items for the three months ended June 30, 2017 of $108 million were due primarily to tax benefits of $110 million resulting from the effective settlement of the IRS 2010-2013 Audit. Tax items for the six and three months ended June 30, 2016 of $16 million and $17 million, respectively, were due primarily to the reversal of tax accruals no longer required.

Consolidated Results of Operations for the Six Months Ended June 30, 2017

The following discussion compares consolidated operating results for the six months ended June 30, 2017 with the six months ended June 30, 2016.

Net revenues, which include excise taxes billed to customers, increased $159 million (1.3%), due primarily to higher net revenues in the smokeable products and smokeless products segments.

Cost of sales decreased $39 million (1.0%), due primarily to lower shipment volume in the smokeable products segment and favorable NPM Adjustment Items, partially offset by implementation costs in 2017 in connection with the facilities consolidation and higher per unit settlement charges.

Excise taxes on products decreased $87 million (2.7%), due primarily to lower smokeable products shipment volume.

Operating income increased $399 million (9.1%), due primarily to higher operating results from the smokeable products segment (which included lower asset impairment, exit and implementation costs in 2017).

Interest and other debt expense, net, decreased $36 million (9.2%), due primarily to lower interest costs related to tobacco and health litigation items in 2017, lower interest costs on debt in 2017 as a result of debt refinancing activities in 2016 and higher interest income due to higher interest rates and cash balances in 2017.

Altria Group, Inc.’s income tax rate decreased 2.8 percentage points to 32.2% due primarily to tax benefits in the first half of 2017 resulting from the effective settlement of the IRS 2010-2013 Audit and excess tax benefits for share-based awards that vested during the first half of 2017.

Net earnings attributable to Altria Group, Inc. of $3,390 million increased $520 million (18.1%), due primarily to higher operating income, a higher gain on AB InBev/SABMiller business combination and a lower income tax rate, partially offset by lower earnings from Altria Group, Inc.’s equity investment in AB InBev/SABMiller. Diluted and basic EPS attributable to Altria Group, Inc. of $1.75, each increased by 19.0% due to higher net earnings attributable to Altria Group, Inc. and fewer shares outstanding.

Consolidated Results of Operations for the Three Months Ended June 30, 2017

The following discussion compares consolidated operating results for the three months ended June 30, 2017 with the three months ended June 30, 2016.

Net revenues, which include excise taxes billed to customers, increased $142 million (2.2%), due primarily to higher net revenues in the smokeable products and smokeless products segments.

Cost of sales increased $25 million (1.3%), due primarily to higher per unit settlement charges and implementation costs in 2017 in connection with the facilities consolidation, partially offset by lower shipment volume in the smokeable products segment.

Excise taxes on products decreased $45 million (2.7%), due primarily to lower smokeable products shipment volume.
Marketing, administration and research costs increased $22 million (4.0%), due primarily to higher tobacco and health litigation items in 2017.

Operating income increased $129 million (5.4%), due primarily to higher operating results from the smokeable products segment.

Interest and other debt expense, net, decreased $15 million (7.8%), due primarily to lower interest costs on debt as a result of debt refinancing activities in 2016 and higher interest income due to higher interest rates and cash balances in 2017.

Altria Group, Inc.’s income tax rate decreased 3.1 percentage points to 31.6%, due primarily to tax benefits resulting from the effective settlement of the IRS 2010-2013 Audit.

Net earnings attributable to Altria Group, Inc. of $1,989 million increased $336 million (20.3%), due primarily to a higher gain on AB InBev/SABMiller business combination, a lower income tax rate and higher operating income, partially offset by lower earnings from Altria Group, Inc.’s equity investment in AB InBev/SABMiller. Diluted and basic EPS attributable to Altria Group, Inc. of $1.03, each increased by 22.6% due to higher net earnings attributable to Altria Group, Inc. and fewer shares outstanding.

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

▪
determining that Other Tobacco Products modified or introduced into the market for the first time between February 15, 2007 and August 8, 2016 for which a manufacturer submits a substantial equivalence report by May 8, 2018 are not “substantially equivalent” to products commercially marketed as of February 15, 2007, or to reject a new tobacco product application submitted by a manufacturer by November 8, 2018, both of which could require the removal of such products from the marketplace (see FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways below); and

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

Substantial Equivalence and Other New Product Processes/Pathways

In January 2011, the FDA issued guidance concerning reports that manufacturers must submit for certain tobacco products that the manufacturer modified or introduced for the first time into the market after February 15, 2007. These reports must be reviewed by the FDA to determine if such tobacco products are “substantially equivalent” to products commercially available as of February 15, 2007.  In general, in order to continue marketing cigarette, cigarette tobacco and smokeless tobacco products commercially available before March 22, 2011, manufacturers of such products were required to send to the FDA a report demonstrating substantial equivalence by March 22, 2011. These products are referred to as “provisional products.” PM USA and USSTC also submitted substantial equivalence reports on products proposed to be marketed after March 22, 2011 (“non-provisional products”). All cigarette and smokeless tobacco products currently marketed by PM USA and USSTC are provisional products, as are some of the products currently marketed by Nat Sherman. Our subsidiaries submitted timely substantial equivalence reports for these provisional products and can continue marketing these products unless the FDA makes a determination that a specific provisional product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products from the marketplace. While our cigarette and smokeless tobacco subsidiaries believe that all of their current products meet the statutory requirements of the FSPTCA, they cannot predict whether, when or how the FDA ultimately will apply its guidance to their various respective substantial equivalence reports or seek to enforce the law and regulations consistent with its guidance.

The FDA began announcing its decisions on substantial equivalence reports for cigarette, cigarette tobacco and smokeless tobacco products in 2013. PM USA and USSTC have received decisions on certain non-provisional products, some of which were found to be substantially equivalent and others were found to be not substantially equivalent. There remain a significant number of substantial equivalence reports for products for which the FDA has not announced decisions, including reports submitted by our cigarette and smokeless tobacco subsidiaries. At the request of the FDA, our cigarette and smokeless tobacco subsidiaries have provided additional information with respect to their substantial equivalence reports. At this time, it is not possible to predict how long reviews by the FDA of substantial equivalence reports or new tobacco product applications for any tobacco product will take. A “not substantially equivalent” determination or denial of a new tobacco product application on one or more products could have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.

In order to continue marketing Other Tobacco Products modified or introduced into the market for the first time between February 15, 2007 and August 8, 2016, manufacturers are required to send to the FDA a report demonstrating substantial equivalence by May 8, 2018 or a new tobacco product application by November 8, 2018. If a manufacturer does not obtain a “substantial equivalence order” from the FDA by May 8, 2019 or a “new tobacco product marketing order” from the FDA by November 8, 2019, the FDA could require the manufacturer to remove such product from the marketplace.

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

Smokeless Tobacco Product Standard

In January 2017, the FDA proposed a product standard for N-nitrosonornicotine (“NNN”) levels in finished smokeless tobacco products.  USSTC believes that the FDA has not adequately considered whether the proposed standard is technically achievable and further believes it would have a significant negative impact on farmers and manufacturers.  USSTC is advocating for withdrawal of the proposed rule. In March 2017, the FDA extended the comment period and acknowledged what it described as a “typographical error” in a formula it used in documentation supporting the proposed rule. USSTC submitted comments to the FDA in July 2017. If the proposed rule as presently proposed were to become final and upheld in the courts, it could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and USSTC.

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

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. By way of example, in 2009, the federal excise tax (“FET”) on cigarettes increased from $0.39 per pack to approximately $1.01 per pack, in 2010, the New York state excise tax increased by $1.60 to $4.35 per pack, in October 2014, Philadelphia, Pennsylvania enacted a $2.00 per pack local cigarette excise tax and in November 2016, California passed a ballot measure to increase its cigarette excise tax by $2.00 per pack and its smokeless tobacco ad valorem excise tax from 27.30% to 65.08%, which went into effect on April 1, 2017 and July 1, 2017, respectively. Between the end of 1998 and July 24, 2017, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.74 per pack. As of July 24, 2017, Delaware, Oklahoma and Puerto Rico have enacted cigarette excise tax increases in 2017. However, PM USA, R.J. Reynolds, and Oklahoma retailers and wholesalers have brought suit arguing the Oklahoma tax violates the state’s constitution.

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

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of July 24, 2017, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of July 24, 2017, 180 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain; and restrict smoking in public places.

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

State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products

An increasing number of states and localities have proposed legislation to increase the minimum age to purchase tobacco products above the current Federal minimum age of 18. The following states have enacted such legislation: California (21), Hawaii (21), Alabama (19), Alaska (19), New Jersey (21) and Utah (19).  Various localities (such as New York City (21) and Chicago (21)) have taken similar actions.

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
Operating Results

The following discussion compares operating results for the smokeable and smokeless products segments for the six and three months ended June 30, 2017, with the six and three months ended June 30, 2016.

	For the Six Months Ended June 30,
	Net Revenues		Operating Companies Income
	2017	2016	2017	2016
	(in millions)
Smokeable products	$11,380	$11,251	$4,274	$3,869
Smokeless products	1,030	1,002	599	618
Total smokeable and smokeless products	$12,410	$12,253	$4,873	$4,487

	For the Three Months Ended June 30,
	Net Revenues		Operating Companies Income
	2017	2016	2017	2016
	(in millions)
Smokeable products	$5,922	$5,829	$2,233	$2,118
Smokeless products	564	523	350	338
Total smokeable and smokeless products	$6,486	$6,352	$2,583	$2,456
Smokeable products segment

The smokeable products segment’s net revenues and operating companies income increased during the six and three months ended June 30, 2017, due primarily to higher pricing, partially offset by lower shipment volume. Shipment volume and retail share were negatively impacted in the second quarter of 2017 by a large cigarette excise tax increase in California.

The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(sticks in millions)
Cigarettes:
Marlboro	50,852	52,294	(2.8)%	26,157	26,933	(2.9)%
Other premium	3,000	3,174	(5.5)%	1,550	1,660	(6.6)%
Discount	5,444	5,541	(1.8)%	2,862	2,877	(0.5)%
Total cigarettes	59,296	61,009	(2.8)%	30,569	31,470	(2.9)%
Cigars:
Black & Mild	765	671	14.0%	402	354	13.6%
Other	8	15	(46.7)%	4	5	(20.0)%
Total cigars	773	686	12.7%	406	359	13.1%
Total smokeable products	60,069	61,695	(2.6)%	30,975	31,829	(2.7)%

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

The following table summarizes cigarettes retail share performance:

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2017	2016	Percentage Point Change	2017	2016	Percentage Point Change
Cigarettes:
Marlboro	43.5%	43.8%	(0.3)	43.5%	43.8%	(0.3)
Other premium	2.7	2.8	(0.1)	2.7	2.8	(0.1)
Discount	4.7	4.6	0.1	4.6	4.6	—
Total cigarettes	50.9%	51.2%	(0.3)	50.8%	51.2%	(0.4)

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

PM USA and Middleton executed the following pricing and promotional allowance actions during 2017 and 2016:

▪	Effective May 21, 2017, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.10 per five-pack.

▪	Effective March 19, 2017, PM USA increased the list price on Parliament by $0.12 per pack. In addition, PM USA increased the list price on all of its other cigarette brands by $0.08 per pack.

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

Net revenues, which include excise taxes billed to customers, for the six months ended June 30, 2017 increased $129 million (1.1%), due primarily to higher pricing ($432 million), which includes higher promotional investments, partially offset by lower shipment volume ($314 million). Operating companies income for the six months ended June 30, 2017 increased $405 million (10.5%), due primarily to higher pricing ($432 million), which includes higher promotional investments, and lower asset impairment, exit and implementation costs ($87 million) and favorable NPM Adjustment Items ($20 million), partially offset by lower shipment volume ($167 million).

Net revenues, which include excise taxes billed to customers, for the three months ended June 30, 2017 increased $93 million (1.6%), due primarily to higher pricing ($252 million), which includes higher promotional investments, partially offset by lower shipment volume ($163 million). Operating companies income for the three months ended June 30, 2017 increased $115 million (5.4%), due primarily to higher pricing ($252 million), which includes higher promotional investments, partially offset by lower shipment volume ($83 million) and higher per unit settlement charges ($43 million).

For the first half of 2017, total cigarette industry volumes declined by an estimated 3.5%. The smokeable products segment’s reported domestic cigarettes shipment volume decreased 2.8% for the the six months ended June 30, 2017, primarily driven by the industry’s rate of decline, partially offset by trade inventory movements. When adjusted for trade inventory movements, PM USA’s domestic cigarettes shipment volume decreased an estimated 4%.

For the second quarter of 2017, total cigarette industry volumes declined by an estimated 4.5%, in part due to the large cigarette excise tax increase in California. The smokeable products segment’s reported domestic cigarettes shipment volume decreased 2.9% in the second quarter, primarily driven by the industry’s rate of decline, partially offset by trade inventory movements. When adjusted for trade inventory movements, PM USA’s domestic cigarettes shipment volume decreased an estimated 5% for the second quarter.

Shipments of premium cigarettes accounted for 90.8% and 90.6% of smokeable products’ reported domestic cigarettes shipment volume for the six and three months ended June 30, 2017, respectively, versus 90.9% for the six and three months ended June 30, 2016.

The smokeable products segment’s reported cigars shipment volume for the six and three months ended June 30, 2017 increased 12.7% and 13.1%, respectively, driven primarily by the strength of the cigar category and trade inventory movements.

In both the first half and second quarter of 2017, Marlboro’s retail share declined 0.3 share points, impacted by the cigarette excise tax increase in California. PM USA expects the California excise tax increase will continue to negatively impact Marlboro’s retail share through the second half of the year. PM USA’s total retail share for the six months and three months ended June 30, 2017 decreased 0.3 and 0.4 share points, respectively.
Smokeless products segment

For the first half of 2017, the smokeless products segment’s net revenues, operating companies income, shipment volume and retail share were negatively impacted by the Recall. In the second quarter of 2017, the smokeless products segment grew net revenues and operating companies income primarily through higher pricing and higher shipment volume.

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(cans and packs in millions)
Copenhagen	262.0	258.8	1.2%	137.5	134.0	2.6%
Skoal	121.4	131.1	(7.4)%	65.8	66.6	(1.2)%
Copenhagen and Skoal	383.4	389.9	(1.7)%	203.3	200.6	1.3%
Other	33.4	34.1	(2.1)%	17.7	17.3	2.3%
Total smokeless products	416.8	424.0	(1.7)%	221.0	217.9	1.4%

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

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2017	2016	Percentage Point Change	2017	2016	Percentage Point Change
Copenhagen	33.5%	32.6%	0.9	34.1%	33.4%	0.7
Skoal	17.0	18.5	(1.5)	16.7	18.1	(1.4)
Copenhagen and Skoal	50.5	51.1	(0.6)	50.8	51.5	(0.7)
Other	3.3	3.5	(0.2)	3.3	3.4	(0.1)
Total smokeless products	53.8%	54.6%	(0.8)	54.1%	54.9%	(0.8)

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

USSTC executed the following pricing actions during 2017 and 2016:

▪	Effective April 25, 2017, USSTC increased the list price on all its brands by $0.07 per can.

▪
Effective December 6, 2016, USSTC increased the list price on Copenhagen and Skoal popular price products by $0.12 per can. In addition, USSTC increased the list price on all its brands, except for Copenhagen and Skoal popular price products, by $0.07 per can.

▪	Effective May 10, 2016, USSTC increased the list price on all its brands by $0.07 per can.
Net revenues, which include excise taxes billed to customers, for the six months ended June 30, 2017 increased $28 million (2.8%), primarily driven by higher pricing, partially offset by the Recall impact and unfavorable mix. Operating companies income for the six months ended June 30, 2017 decreased $19 million (3.1%), due primarily to higher costs associated with the Recall ($60 million) and higher restructuring charges ($29 million), partially offset by higher pricing ($71 million).

Net revenues, which include excise taxes billed to customers, for the three months ended June 30, 2017 increased $41 million (7.8%), due primarily to higher pricing and higher shipment volume, partially offset by unfavorable mix. Operating companies income for the three months ended June 30, 2017 increased $12 million (3.6%), due primarily to higher pricing ($37 million) and higher shipment volume ($21 million), partially offset by costs in connection with the facilities consolidation ($21 million), higher marketing, administration and research costs and unfavorable mix.

USSTC’s reported domestic shipment volume decreased 1.7% for the six months ended June 30, 2017, due primarily to the Recall, but increased 1.4% for the three months ended June 30, 2017. USSTC estimates that the smokeless products category volume grew approximately 1% over the six months ended June 30, 2017.

USSTC made progress in regaining retail share following the Recall, gaining 0.6 retail share points versus the first quarter of 2017.

For the first half of 2017, Copenhagen’s 0.9 share point growth was more than offset by Skoal’s 1.5 share point loss, contributing to a combined share decline of 0.6 share points, in part due to the Recall.

Copenhagen grew 0.7 retail share points in the second quarter of 2017. Copenhagen and Skoal’s combined retail share decreased 0.7 share points in the quarter, driven by Skoal’s 1.4 retail share point decline.

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

Operating Results
Ste. Michelle’s first-half and second-quarter results for 2017 were negatively impacted by trade inventory reductions and increased competitive activity. In recent quarters, Ste. Michelle has observed a slow-down in premium wine category growth in measured channels, and the trade ended 2016 with excess inventory of Ste. Michelle products. As the trade reduced their inventories, Ste. Michelle’s shipment volume was negatively impacted for the first half of 2017.
The following discussion compares wine segment results for the six and three months ended June 30, 2017, with the six and three months ended June 30, 2016.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net revenues	$290	$316	$150	$171
Operating companies income	$46	$62	$25	$34

Net revenues, which include excise taxes billed to customers, for the six months ended June 30, 2017 decreased $26 million (8.2%), due primarily to lower shipment volume, partially offset by improved premium mix. Operating companies income for the six months ended June 30, 2017 decreased $16 million (25.8%), due primarily to lower shipment volume and higher costs.

Net revenues, which include excise taxes billed to customers, and operating companies income for the three months ended June 30, 2017 decreased $21 million (12.3%) and $9 million (26.5%), respectively, due primarily to lower shipment volume.

For the six and three months ended June 30, 2017, Ste. Michelle’s reported wine shipment volume of 3,481 and 1,815 thousand cases, decreased 12.4% and 14.5%, respectively.

Financial Review

Net Cash Provided by Operating Activities

During the first six months of 2017, net cash provided by operating activities was $1,948 million compared with $1,088 million during the first six months of 2016. This increase was due primarily to dividends received from AB InBev of $434 million in 2017, the timing of income tax payments and lower payments for tobacco and health litigation items in 2017.
Altria Group, Inc. had a working capital deficit at June 30, 2017 and December 31, 2016. Altria Group, Inc.’s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.

Net Cash Used in Investing Activities

During the first six months of 2017, net cash used in investing activities was $246 million compared with $63 million during the first six months of 2016. This increase was due primarily to the acquisition of a business in 2017.

Net Cash Used in Financing Activities

During the first six months of 2017, net cash used in financing activities was $4,016 million compared with $2,575 million during the first six months of 2016. This increase was due primarily to higher repurchases of common stock and higher dividends paid during the first six months of 2017.

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

At June 30, 2017, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook

Moody’s Investors Service, Inc. (“Moody’s”)	P-2	A3	Stable
Standard & Poor’s Ratings Services (“Standard & Poor’s”)	A-1	A-	Stable
Fitch Ratings Ltd. (“Fitch”) [1]	F2	A-	Stable

1 On April 3, 2017, Fitch raised the long-term debt credit rating for Altria Group, Inc. to A- from BBB+.

Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At June 30, 2017 and 2016, and at December 31, 2016, Altria Group, Inc. had no short-term borrowings.

At June 30, 2017, Altria Group, Inc. had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires August 19, 2020.

Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at June 30, 2017 for borrowings under the Credit Agreement was 1.125%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At June 30, 2017, credit available to Altria Group, Inc. under the Credit Agreement was $3.0 billion.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At June 30, 2017, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.3 to 1.0 and 14.7 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.’s Form 10-Q for the period ended September 30, 2013 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.

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

Debt - At June 30, 2017 and December 31, 2016, Altria Group, Inc.’s total debt was $13.9 billion.

Guarantees and Other Similar Matters - As discussed in Note 9, Altria Group, Inc. and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at June 30, 2017. From time to time, subsidiaries of Altria Group, Inc. also issue lines of credit to affiliated entities. In addition, as discussed in Note 10, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.
Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 9, PM USA has entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, in June 2009, PM USA and USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements and the FDA user fees are based on variable factors, such as volume, operating income, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements and FDA user fees, Altria Group, Inc.’s subsidiaries recorded approximately $2.4 billion and $2.5 billion of charges to cost of sales for the six months ended June 30, 2017 and 2016, respectively, and approximately $1.2 billion and $1.3 billion of charges to cost of sales for the three months ended June 30, 2017 and 2016, respectively. For a detailed discussion of settlements of, and determinations made in connection with, disputes with certain states and territories related to the NPM Adjustment provision under the MSA for the years 2003-2012, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 9.

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

Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of June 30, 2017, PM USA had posted various forms of security totaling approximately $79 million, the majority of which have been collateralized with cash deposits. These cash deposits are included in other assets on the condensed consolidated balance sheet.

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

During the six months ended June 30, 2017, 1.3 million shares of restricted stock and restricted stock units vested. The total fair value of restricted stock and restricted stock units that vested during the six months ended June 30, 2017 was $95 million. The weighted-average grant date fair value per share of these awards was $36.26.

Dividends paid during the first six months of 2017 and 2016 were $2,369 million and $2,215 million, respectively, an increase of 7.0%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase program. Altria Group, Inc. expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $2.44 per share. Future dividend payments remain subject to the discretion of Altria Group, Inc.’s Board of Directors (the “Board of Directors”).

In July 2015, the Board of Directors authorized a $1.0 billion share repurchase program that it expanded to $3.0 billion in October 2016 (as expanded, the “July 2015 share repurchase program”). At June 30, 2017, Altria Group, Inc. had approximately $335 million remaining in the July 2015 share repurchase program. In July 2017, the Board of Directors authorized a $1.0 billion expansion of this program from $3.0 billion to $4.0 billion, which Altria Group, Inc. expects to complete by the end of the second quarter of 2018. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors. For further discussion of Altria Group, Inc.’s share repurchase program, see Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Item 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying estimates or assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements and whether to invest in or remain invested in Altria Group, Inc.’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in, or implied by, any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this Form 10-Q, particularly in the “Business Environment” sections preceding our discussion of the operating results of our subsidiaries’ businesses above. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.

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

Altria Group, Inc.’s tobacco subsidiaries may be unsuccessful in developing and commercializing adjacent products or processes, including innovative tobacco products that may reduce the health risks associated with current tobacco products and that appeal to adult tobacco consumers, which may have an adverse effect on their ability to grow new revenue streams and/or put them at a competitive disadvantage.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Altria Group, Inc.’s market risk during the six months ended June 30, 2017. For additional information regarding quantitative and qualitative disclosures about market risk, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

Item 4. Controls and Procedures.

Altria Group, Inc. carried out an evaluation, with the participation of Altria Group, Inc.’s management, including Altria Group, Inc.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Altria Group, Inc.’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, Altria Group, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Altria Group, Inc.’s disclosure controls and procedures are effective.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2015, the Board of Directors authorized a $1.0 billion share repurchase program that it expanded to $3.0 billion in October 2016 and to $4.0 billion in July 2017. Altria Group, Inc. expects to complete this share repurchase program by the end of the second quarter of 2018. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended June 30, 2017, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)

April 1 - 30, 2017	4,475,000	$72.01	4,475,000	$1,061,897,424
May 1 - 31, 2017	5,522,645	$71.17	5,450,000	$674,018,709
June 1 - 30, 2017	4,471,435	$75.72	4,471,435	$335,422,605
For the Quarter Ended June 30, 2017	14,469,080	$72.84	14,396,435

(1)
The total number of shares purchased include (a) shares purchased under the July 2015 share repurchase program (which totaled 4,475,000 shares in April, 5,450,000 shares in May and 4,471,435 shares in June) and (b) shares withheld by Altria Group, Inc. in an amount equal to the statutory withholding taxes for holders who vested in restricted stock and restricted stock units (which totaled 72,645 shares in May).

(2)
This chart provides information for each of the three months in the period ended June 30, 2017; therefore, it does not reflect the July 2017 expansion of Altria Group, Inc.’s share repurchase program discussed above.

Item 6. Exhibits.

10.1	Agreement and General Release between Altria Group, Inc. and Denise F. Keane, dated June 29, 2017.

12	Statements regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

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
July 27, 2017