Form 10-Q
period 2017-09-30
ALTRIA GROUP, INC.
filed 2017-10-26
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
At October 16, 2017, there were 1,908,189,678 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$2,582	$4,569
Receivables	148	151
Inventories:
Leaf tobacco	784	892
Other raw materials	180	164
Work in process	432	512
Finished product	591	483
	1,987	2,051
Other current assets	439	489
Total current assets	5,156	7,260
Property, plant and equipment, at cost	4,846	4,835
Less accumulated depreciation	2,939	2,877
	1,907	1,958
Goodwill	5,307	5,285
Other intangible assets, net	12,196	12,036
Investment in AB InBev	18,213	17,852
Finance assets, net	901	1,028
Other assets	480	513
Total Assets	$44,160	$45,932

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	September 30, 2017	December 31, 2016
Liabilities
Accounts payable	$270	$425
Accrued liabilities:
Marketing	759	747
Employment costs	152	289
Settlement charges	3,383	3,701
Other	834	1,025
Dividends payable	1,264	1,188
Total current liabilities	6,662	7,375
Long-term debt	13,890	13,881
Deferred income taxes	8,234	8,416
Accrued pension costs	611	805
Accrued postretirement health care costs	2,185	2,217
Other liabilities	372	427
Total liabilities	31,954	33,121
Contingencies (Note 9)
Redeemable noncontrolling interest	37	38
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,940	5,893
Earnings reinvested in the business	38,542	36,906
Accumulated other comprehensive losses	(1,946)	(2,052)
Cost of repurchased stock (896,340,584 shares at September 30, 2017 and 862,689,093 shares at December 31, 2016)	(31,305)	(28,912)
Total stockholders’ equity attributable to Altria Group, Inc.	12,166	12,770
Noncontrolling interests	3	3
Total stockholders’ equity	12,169	12,773
Total Liabilities and Stockholders’ Equity	$44,160	$45,932
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Net revenues	$19,475	$19,492
Cost of sales	5,699	5,841
Excise taxes on products	4,695	4,888
Gross profit	9,081	8,763
Marketing, administration and research costs	1,664	1,871
Asset impairment and exit costs	24	123
Operating income	7,393	6,769
Interest and other debt expense, net	525	571
Loss on early extinguishment of debt	—	823
Earnings from equity investment in AB InBev/SABMiller	(332)	(564)
Gain on AB InBev/SABMiller business combination	(445)	(205)
Earnings before income taxes	7,645	6,144
Provision for income taxes	2,386	2,178
Net earnings	5,259	3,966
Net earnings attributable to noncontrolling interests	(3)	(3)
Net earnings attributable to Altria Group, Inc.	$5,256	$3,963
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$2.72	$2.02
Dividends declared	$1.88	$1.74
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2017	2016
Net revenues	$6,729	$6,905
Cost of sales	1,940	2,043
Excise taxes on products	1,606	1,712
Gross profit	3,183	3,150
Marketing, administration and research costs	568	766
Asset impairment and exit costs	8	2
Operating income	2,607	2,382
Interest and other debt expense, net	169	179
Loss on early extinguishment of debt	—	823
Earnings from equity investment in AB InBev/SABMiller	(169)	(299)
Gain on AB InBev/SABMiller business combination	(37)	(48)
Earnings before income taxes	2,644	1,727
Provision for income taxes	777	633
Net earnings	1,867	1,094
Net earnings attributable to noncontrolling interests	(1)	(1)
Net earnings attributable to Altria Group, Inc.	$1,866	$1,093
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$0.97	$0.56
Dividends declared	$0.66	$0.61
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Net earnings	$5,259	$3,966
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments	1	1
Benefit plans	96	(116)
AB InBev/SABMiller	9	117
Other comprehensive earnings, net of deferred income taxes	106	2

Comprehensive earnings	5,365	3,968
Comprehensive earnings attributable to noncontrolling interests	(3)	(3)
Comprehensive earnings attributable to Altria Group, Inc.	$5,362	$3,965
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,
	2017	2016
Net earnings	$1,867	$1,094
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	31	28
AB InBev/SABMiller	(139)	34
Other comprehensive (losses) earnings, net of deferred income taxes	(108)	62

Comprehensive earnings	1,759	1,156
Comprehensive earnings attributable to noncontrolling interests	(1)	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$1,758	$1,155

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Year Ended December 31, 2016 and
the Nine Months Ended September 30, 2017
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2015	$935	$5,813	$27,257	$(3,280)	$(27,845)	$(7)	$2,873
Net earnings (1)	—	—	14,239	—	—	—	14,239
Other comprehensive earnings, net of deferred income taxes	—	—	—	1,228	—	—	1,228
Stock award activity	—	90	—	—	(37)	—	53
Cash dividends declared ($2.35 per share)	—	—	(4,590)	—	—	—	(4,590)
Repurchases of common stock	—	—	—	—	(1,030)	—	(1,030)
Other	—	(10)	—	—	—	10	—
Balances, December 31, 2016	935	5,893	36,906	(2,052)	(28,912)	3	12,773
Net earnings (1)	—	—	5,256	—	—	—	5,256
Other comprehensive earnings, net of deferred income taxes	—	—	—	106	—	—	106
Stock award activity	—	47	—	—	(34)	—	13
Cash dividends declared ($1.88 per share)	—	—	(3,620)	—	—	—	(3,620)
Repurchases of common stock	—	—	—	—	(2,359)	—	(2,359)
Balances, September 30, 2017	$935	$5,940	$38,542	$(1,946)	$(31,305)	$3	$12,169

(1)
Amounts attributable to noncontrolling interests for the nine months ended September 30, 2017 and for the year ended December 31, 2016 exclude net earnings of $3 million and $5 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the condensed consolidated balance sheets at September 30, 2017 and December 31, 2016.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash Provided by (Used in) Operating Activities
Net earnings	$5,259	$3,966
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	155	149
Deferred income tax benefit	(223)	(69)
Earnings from equity investment in AB InBev/SABMiller	(332)	(564)
Dividends from AB InBev/SABMiller	434	403
Gain on AB InBev/SABMiller business combination	(445)	(205)
Asset impairment and exit costs, net of cash paid	(30)	71
Loss on early extinguishment of debt	—	823
Cash effects of changes:
Receivables	4	(21)
Inventories	67	54
Accounts payable	(154)	(102)
Income taxes	341	(122)
Accrued liabilities and other current assets	(525)	(257)
Accrued settlement charges	(318)	(161)
Pension plan contributions	(18)	(520)
Pension provisions and postretirement, net	(70)	(56)
Other	20	141
Net cash provided by operating activities	4,165	3,530
Cash Provided by (Used in) Investing Activities
Capital expenditures	(151)	(128)
Proceeds from finance assets	133	207
Other	(184)	(44)
Net cash (used in) provided by investing activities	(202)	35
Cash Provided by (Used in) Financing Activities
Long-term debt issued	—	1,976
Long-term debt repaid	—	(933)
Repurchases of common stock	(2,359)	(512)
Dividends paid on common stock	(3,544)	(3,321)
Premiums and fees related to early extinguishment of debt	—	(809)
Other	(47)	(37)
Net cash used in financing activities	(5,950)	(3,636)
Cash and cash equivalents:
Decrease	(1,987)	(71)
Balance at beginning of period	4,569	2,369
Balance at end of period	$2,582	$2,298
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At September 30, 2017, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”), which are engaged in the manufacture and sale of super premium cigarettes and the sale of premium cigars; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas, such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At September 30, 2017, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At September 30, 2016, Altria Group, Inc. had an approximate 27% ownership of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounted for under the equity method of accounting. In October 2016, Anheuser-Busch InBev SA/NV (“Legacy AB InBev”) completed its business combination with SABMiller, and Altria Group, Inc. received cash and shares representing a 9.6% ownership in the combined company (the “Transaction”). The newly formed Belgian company, which retained the name Anheuser-Busch InBev SA/NV (“AB InBev”), became the holding company for the combined businesses. Subsequently, Altria Group, Inc. purchased approximately 12 million ordinary shares of AB InBev, increasing Altria Group, Inc.’s ownership to approximately 10.2% at December 31, 2016. At September 30, 2017, Altria Group, Inc. had an approximate 10.2% ownership of AB InBev, which Altria Group, Inc. accounts for under the equity method of accounting using a one-quarter lag. For the nine and three months ended September 30, 2017, Altria Group, Inc. recorded a pre-tax gain of $445 million and $37 million, respectively, related to the completion of AB InBev’s planned divestitures of certain SABMiller assets and businesses resulting from Legacy AB InBev obtaining necessary regulatory clearances to proceed with the Transaction (“AB InBev divestitures”). For the nine and three months ended September 30, 2016, Altria Group, Inc. recorded a pre-tax gain of $205 million and $48 million, respectively, for the change in the fair value of the derivative financial instruments that it entered into in connection with the Transaction (“derivative financial instruments”). The pre-tax gains related to the AB InBev divestitures and the derivative financial instruments were included in gain on AB InBev/SABMiller business combination in Altria Group, Inc.’s condensed consolidated statements of earnings. Altria Group, Inc. receives cash dividends on its interest in AB InBev if and when AB InBev pays such dividends.

Dividends and Share Repurchases

During the third quarter of 2017, Altria Group, Inc.’s Board of Directors (the “Board of Directors”) approved an 8.2% increase in the quarterly dividend rate to $0.66 per share of Altria Group, Inc. common stock versus the previous rate of $0.61 per share. The current annualized dividend rate is $2.64 per share. Future dividend payments remain subject to the discretion of the Board of Directors.

In July 2015, the Board of Directors authorized a $1.0 billion share repurchase program that it expanded to $3.0 billion in October 2016 and to $4.0 billion in July 2017 (as expanded, the “July 2015 share repurchase program”). At September 30, 2017, Altria Group, Inc. had approximately $576 million remaining in the July 2015 share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Altria Group, Inc.’s share repurchase activity was as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except per share data)
Total number of shares repurchased	33.2	8.1	11.1	2.6
Aggregate cost of shares repurchased	$2,359	$512	$759	$171
Average price per share of shares repurchased	$70.97	$63.28	$67.99	$66.23

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2. Asset Impairment, Exit and Implementation Costs:

Pre-tax asset impairment, exit and implementation costs consisted of the following:

	For the Nine Months Ended September 30, 2017			For the Nine Months Ended September 30, 2016
	Asset Impairment and Exit Costs	Implementation Costs	Total	Asset Impairment and Exit Costs (1)	Implementation Costs	Total
	(in millions)
Smokeable products	$2	$17	$19	$99	$6	$105
Smokeless products	22	30	52	13	1	14
All other	—	—	—	6	—	6
General corporate	—	—	—	5	—	5
Total	$24	$47	$71	$123	$7	$130

(1) Includes termination and curtailment costs of $20 million. See Note 3. Benefit Plans.

	For the Three Months Ended September 30, 2017			For the Three Months Ended September 30, 2016
	Asset Impairment and Exit Costs	Implementation Costs	Total	Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
Smokeable products	$—	$5	$5	$1	$3	$4
Smokeless products	8	2	10	—	1	1
All other	—	—	—	1	—	1
Total	$8	$7	$15	$2	$4	$6

The movement in the restructuring liabilities (excluding termination and curtailment costs), substantially all of which are severance liabilities, was as follows:

For the Nine Months Ended September 30, 2017
(in millions)
Balances at December 31, 2016	$79
Charges	17
Cash spent	(54)
Balances at September 30, 2017	$42

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
As a result of the consolidation, Altria Group, Inc. expects to record total pre-tax charges of approximately $150 million, or $0.05 per share. Of this amount, during 2016, Altria Group, Inc. incurred pre-tax charges of $71 million, or approximately $0.03 per share, and recorded $71 million during the first nine months of 2017. The total estimated charges relate primarily to

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

accelerated depreciation and asset impairment ($55 million), employee separation costs ($45 million) and other exit and implementation costs ($50 million). Approximately $90 million of the total pre-tax charges are expected to result in cash expenditures.
For the nine and three months ended September 30, 2017, Altria Group, Inc. incurred pre-tax asset impairment, exit and implementation costs of $71 million and $15 million, respectively. The pre-tax implementation costs were included in cost of sales in Altria Group, Inc.’s condensed consolidated statements of earnings. Total pre-tax charges incurred since the inception of the consolidation through September 30, 2017 were $142 million.
Cash payments related to the consolidation of $46 million were made during the nine months ended September 30, 2017, for total cash payments of $51 million since inception.
Productivity Initiative

In January 2016, Altria Group, Inc. announced a productivity initiative designed to maintain its operating companies’ leadership and cost competitiveness. The initiative reduces spending on certain selling, general and administrative infrastructure and implements a leaner organizational structure. As a result of the initiative, for the nine and three months ended September 30, 2016, Altria Group, Inc. incurred pre-tax asset impairment, exit and implementation costs of $130 million and $6 million, respectively. At December 31, 2016, total pre-tax charges related to this initiative were substantially completed.

Cash payments related to the initiative of $31 million were made during the nine months ended September 30, 2017, for total cash payments of $105 million since inception.
Note 3. Benefit Plans:

Components of Net Periodic Benefit (Income) Cost

Net periodic benefit (income) cost consisted of the following:

	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
	Pension		Postretirement		Pension		Postretirement
	2017	2016	2017	2016	2017	2016	2017	2016
	(in millions)
Service cost	$57	$55	$12	$12	$19	$18	$3	$4
Interest cost	216	211	57	58	72	70	17	18
Expected return on plan assets	(451)	(416)	—	—	(151)	(139)	—	—
Amortization:
Net loss	147	130	19	19	49	43	3	3
Prior service cost (credit)	3	4	(28)	(29)	1	2	(9)	(10)
Termination and curtailment	—	20	—	—	—	—	—	—
Net periodic benefit (income) cost	$(28)	$4	$60	$60	$(10)	$(6)	$14	$15

Termination and curtailment costs shown in the table above relate to the productivity initiative discussed in Note 2. Asset Impairment, Exit and Implementation Costs.
In August 2017, the Board of Directors approved a voluntary, limited-time offer to approximately 8,200 former employees with vested benefits in the Altria Retirement Plan who have not commenced receiving benefit payments and who meet certain other conditions. Eligible participants can make a one-time election to receive their pension benefit as a single lump sum payment or as a monthly annuity. Eligible participants who wish to receive the lump sum payment or monthly annuity must make an election by November 3, 2017. Lump sum payments will be made in December 2017 and monthly annuity payments will begin on January 1, 2018. Payments will be made from the Altria Retirement Plan’s assets. If the lump sum acceptance rate results in settlement accounting, a one-time charge will be recorded in the fourth quarter of 2017.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employer Contributions

Altria Group, Inc. makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service (“IRS”) regulations. Employer contributions of $18 million were made to Altria Group, Inc.’s pension plans during the nine months ended September 30, 2017. Altria Group, Inc. anticipates making additional employer contributions to its pension plans during the remainder of 2017 of up to $10 million, based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.
Note 4. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Net earnings attributable to Altria Group, Inc.	$5,256	$3,963	$1,866	$1,093
Less: Distributed and undistributed earnings attributable to unvested restricted shares and restricted stock units	(7)	(6)	(2)	(1)
Earnings for basic and diluted EPS	$5,249	$3,957	$1,864	$1,092

Weighted-average shares for basic and diluted EPS	1,927	1,954	1,915	1,952

Note 5. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

	For the Nine Months Ended September 30, 2017
	Currency Translation Adjustments	Benefit Plans	AB InBev		Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2016	$(4)	$(2,048)	$—		$(2,052)

Other comprehensive earnings before reclassifications	1	—	9		10
Deferred income taxes	—	—	(3)		(3)
Other comprehensive earnings before reclassifications, net of deferred income taxes	1	—	6		7

Amounts reclassified to net earnings	—	154	5		159
Deferred income taxes	—	(58)	(2)		(60)
Amounts reclassified to net earnings, net of deferred income taxes	—	96	3		99

Other comprehensive earnings, net of deferred income taxes	1	96	9	(1)	106

Balances, September 30, 2017	$(3)	$(1,952)	$9		$(1,946)

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended September 30, 2017
	Currency Translation Adjustments	Benefit Plans	AB InBev		Accumulated Other Comprehensive Losses
	(in millions)
Balances, June 30, 2017	$(3)	$(1,983)	$148		$(1,838)

Other comprehensive losses before reclassifications	—	—	(216)		(216)
Deferred income taxes	—	—	75		75
Other comprehensive losses before reclassifications, net of deferred income taxes	—	—	(141)		(141)

Amounts reclassified to net earnings	—	48	3		51
Deferred income taxes	—	(17)	(1)		(18)
Amounts reclassified to net earnings, net of deferred income taxes	—	31	2		33

Other comprehensive earnings (losses), net of deferred income taxes	—	31	(139)	(1)	(108)

Balances, September 30, 2017	$(3)	$(1,952)	$9		$(1,946)

(1) For the nine and three months ended September 30, 2017, other comprehensive earnings/losses related to Altria Group, Inc.’s investment in AB InBev consisted primarily of currency translation adjustments.

	For the Nine Months Ended September 30, 2016
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2015	$(5)	$(2,010)	$(1,265)		$(3,280)

Other comprehensive earnings (losses) before reclassifications	1	(318)	158		(159)
Deferred income taxes	—	122	(56)		66
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	1	(196)	102		(93)

Amounts reclassified to net earnings	—	127	24		151
Deferred income taxes	—	(47)	(9)		(56)
Amounts reclassified to net earnings, net of deferred income taxes	—	80	15		95

Other comprehensive earnings (losses), net of deferred income taxes	1	(116)	117	(2)	2

Balances, September 30, 2016	$(4)	$(2,126)	$(1,148)		$(3,278)

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended September 30, 2016
	Currency Translation Adjustments	Benefit Plans	SABMiller		Accumulated Other Comprehensive Losses
	(in millions)
Balances, June 30, 2016	$(4)	$(2,154)	$(1,182)		$(3,340)

Other comprehensive earnings before reclassifications	—	—	48		48
Deferred income taxes	—	—	(17)		(17)
Other comprehensive earnings before reclassifications, net of deferred income taxes	—	—	31		31

Amounts reclassified to net earnings	—	42	5		47
Deferred income taxes	—	(14)	(2)		(16)
Amounts reclassified to net earnings, net of deferred income taxes	—	28	3		31

Other comprehensive earnings, net of deferred income taxes	—	28	34	(2)	62

Balances, September 30, 2016	$(4)	$(2,126)	$(1,148)		$(3,278)

(2) For the nine and three months ended September 30, 2016, other comprehensive earnings/losses related to Altria Group, Inc.’s investment in SABMiller consisted primarily of currency translation adjustments.

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Benefit Plans: (1)
Net loss	$179	$162	$56	$50
Prior service cost/credit	(25)	(35)	(8)	(8)
	154	127	48	42

AB InBev/SABMiller (2)	5	24	3	5

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$159	$151	$51	$47

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
Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Net revenues:
Smokeable products	$17,355	$17,398	$5,975	$6,147
Smokeless products	1,580	1,530	550	528
Wine	471	498	181	182
All other	69	66	23	48
Net revenues	$19,475	$19,492	$6,729	$6,905
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$6,564	$5,955	$2,290	$2,086
Smokeless products	951	930	352	312
Wine	82	100	36	38
All other	(31)	(46)	(10)	8
Amortization of intangibles	(15)	(15)	(5)	(5)
General corporate expenses	(158)	(150)	(56)	(57)
Corporate asset impairment and exit costs	—	(5)	—	—
Operating income	7,393	6,769	2,607	2,382
Interest and other debt expense, net	(525)	(571)	(169)	(179)
Loss on early extinguishment of debt	—	(823)	—	(823)
Earnings from equity investment in AB InBev/SABMiller	332	564	169	299
Gain on AB InBev/SABMiller business combination	445	205	37	48
Earnings before income taxes	$7,645	$6,144	$2,644	$1,727

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The comparability of operating companies income for the reportable segments was affected by the following:

Tobacco and Health Litigation Items - Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Smokeable products segment	$16	$72	$—	$45
Interest and other debt expense, net	2	16	—	—
Total	$18	$88	$—	$45
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
Note 7. Debt:

At September 30, 2017 and December 31, 2016, Altria Group, Inc. had no short-term borrowings.

Long-term Debt

Altria Group, Inc.’s estimate of the fair value of its debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.’s total long-term debt at September 30, 2017 and December 31, 2016, was $15.3 billion and $15.1 billion, respectively, as compared with its carrying value of $13.9 billion for each period.

During the third quarter of 2016, Altria Group, Inc. issued $0.5 billion aggregate principal amount of 2.625% senior unsecured notes due 2026 and $1.5 billion aggregate principal amount of 3.875% senior unsecured notes due 2046. The net proceeds from the issuance of these senior unsecured notes were added to Altria Group, Inc.’s general funds and were used to repurchase certain of its senior unsecured notes in connection with the debt tender offer discussed below and for other general corporate purposes, including voluntary contributions to Altria Group, Inc.’s pension plans.

During the third quarter of 2016, Altria Group, Inc. purchased for cash $441 million aggregate principal amount of its 9.95% senior unsecured notes due 2038, and $492 million aggregate principal amount of its 10.20% senior unsecured notes due 2039 in a debt tender offer. As a result of the debt tender offer, during the third quarter of 2016, Altria Group, Inc. recorded a pre-tax loss on early extinguishment of debt of $823 million, which included premiums and fees of $809 million and the write-off of related unamortized debt discounts and debt issuance costs of $14 million.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8. Income Taxes:

The income tax rate of 29.4% for the three months ended September 30, 2017 decreased 7.3 percentage points from the three months ended September 30, 2016. This decrease was due primarily to the following:

▪
tax benefits of $232 million for the release of a valuation allowance related to deferred income tax assets for foreign tax credit carryforwards, which Altria Group, Inc. determined are more-likely-than-not to be fully utilized based upon new information received from AB InBev in the third quarter of 2017; and

▪	tax benefits of $36 million in 2017 for the reversal of tax accruals no longer required;
partially offset by:

▪	tax expense of $114 million in 2017 for tax reserves related to the calculation of certain foreign tax credits.
The income tax rate of 31.2% for the nine months ended September 30, 2017 decreased 4.2 percentage points from the nine months ended September 30, 2016. This decrease was due primarily to the items discussed above and tax benefits of $152 million related primarily to the effective settlement in June 2017 of the IRS audit of Altria Group, Inc. and its consolidated subsidiaries’ 2010-2013 tax years.

Altria Group, Inc. is subject to income taxation in many jurisdictions. Uncertain tax positions reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within the control of Altria Group, Inc. At September 30, 2017, Altria Group, Inc.’s total unrecognized tax benefits were $194 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at September 30, 2017 was $126 million, along with $68 million affecting deferred taxes. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $7 million. At December 31, 2016, Altria Group, Inc.’s total unrecognized tax benefits were $169 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2016 was $67 million, along with $102 million affecting deferred taxes.
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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of October 23, 2017, October 24, 2016 and October 26, 2015:

	October 23, 2017	October 24, 2016	October 26, 2015
Individual Smoking and Health Cases (1)	87	66	65
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	4	5	5
Health Care Cost Recovery Actions (3)	1	1	1
“Lights/Ultra Lights” Class Actions	4	9	12

(1) Does not include 2,423 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. Also, does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (discussed below in Smoking and Health Litigation - Engle Class Action).

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2) Includes as one case the 600 civil actions (of which 344 were actions against PM USA) that were to be tried in a single proceeding in West Virginia (In re: Tobacco Litigation). The West Virginia Supreme Court of Appeals ruled that the United States Constitution did not preclude a trial in two phases in this case. Issues related to defendants’ conduct and whether punitive damages are permissible were tried in the first phase. Trial in the first phase of this case began in April 2013. In May 2013, the jury returned a verdict in favor of defendants on the claims for design defect, negligence, failure to warn, breach of warranty, and concealment and declined to find that the defendants’ conduct warranted punitive damages. Plaintiffs prevailed on their claim that ventilated filter cigarettes should have included use instructions for the period 1964 - 1969. The second phase will consist of trials to determine liability and compensatory damages. In November 2014, the West Virginia Supreme Court of Appeals affirmed the final judgment. In July 2015, the trial court entered an order that will result in the entry of final judgment in favor of defendants and against all but 30 plaintiffs who potentially have a claim against one or more defendants that may be pursued in a second phase of trial. The court intends to try the claims of these 30 plaintiffs in six consolidated trials, each with a group of five plaintiffs. PM USA is a defendant in nine of the remaining 30 cases. The first trial is currently scheduled to begin May 1, 2018. Dates for the five remaining consolidated trials have not been scheduled. The parties have agreed to resolve the cases for an immaterial amount and have so notified the court together with a motion that the court vacate the May trial date.
(3) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

International Tobacco-Related Cases

As of October 23, 2017, PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.

Tobacco-Related Cases Set for Trial

As of October 23, 2017, seven Engle progeny cases are set for trial through December 31, 2017. There are no other individual smoking and health cases and no “Lights/Ultra Lights” class actions against PM USA set for trial during this period. Cases against other companies in the tobacco industry may be scheduled for trial during this period. Trial dates are subject to change.

Trial Results

Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 62 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 41 of the 62 cases. These 41 cases were tried in Alaska (1), California (7), Florida (10), Louisiana (1), Massachusetts (2), Mississippi (1), Missouri (4), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2). A motion for a new trial was granted in one of the cases in Florida and in the case in Alaska. In the Alaska case (Hunter), the trial court withdrew its order for a new trial upon PM USA’s motion for reconsideration. In December 2015, the Alaska Supreme Court reversed the trial court decision and remanded the case with directions for the trial court to reassess whether to grant a new trial. In March 2016, the trial court granted a new trial and PM USA filed a petition for review of that order with the Alaska Supreme Court, which the court denied in July 2016. The retrial began in October 2016. In November 2016, the court declared a mistrial after the jury failed to reach a verdict. The plaintiff subsequently moved for a new trial. In October 2017, the trial court vacated the October 16, 2017 trial date. A new date for trial has not been set. See Types and Number of Cases above for a discussion of the trial results in In re: Tobacco Litigation (West Virginia consolidated cases).

Of the 21 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 18 have reached final resolution.

As of October 23, 2017, 114 state and federal Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision as follows: 62 verdicts were returned in favor of plaintiffs; 45 verdicts were returned in favor of PM USA. Five verdicts that were initially returned in favor of plaintiff were reversed post-trial or on appeal and remain pending and two verdicts in favor of PM USA were reversed for a new trial. See Smoking and Health Litigation - Engle Progeny Trial Court Results below for a discussion of these verdicts.

Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation)

After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments and settlements (including related costs and fees) totaling approximately $490 million and interest totaling approximately $184 million as of September 30, 2017. These amounts include payments for

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Engle progeny judgments (and related costs and fees) totaling approximately $99 million, interest totaling approximately $22 million and payment of approximately $43 million in connection with the Federal Engle Agreement, discussed below.

The changes in Altria Group, Inc.’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below are as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Accrued liability for tobacco and health litigation items at beginning of period	$47	$132	$47	$30
Pre-tax charges for:
Tobacco and health judgments	16	5	—	—
Related interest costs	2	6	—	—
Agreement to resolve Aspinall including related interest costs	—	32	—	—
Agreement to resolve Miner	—	45	—	45
Payments	(18)	(145)	—	—
Accrued liability for tobacco and health litigation items at end of period	$47	$75	$47	$75

The accrued liability for tobacco and health litigation items, including related interest costs, was included in liabilities on Altria Group, Inc.’s condensed consolidated balance sheets. Pre-tax charges for tobacco and health judgments and the agreements to resolve the Aspinall case (excluding related interest costs of approximately $10 million) and the Miner case were included in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net on Altria Group, Inc.’s condensed consolidated statements of earnings.

Security for Judgments

To obtain stays of judgments pending current appeals, as of September 30, 2017, PM USA has posted various forms of security totaling approximately $61 million, the majority of which has been collateralized with cash deposits that are included in other assets on the condensed consolidated balance sheet.

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

Non-Engle Progeny Litigation

Summarized below are the non-Engle progeny smoking and health cases pending during 2017 in which a verdict was returned in favor of plaintiff and against PM USA. Charts listing certain verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

▪
Gentile: In October 2017, a jury in a Florida state court returned a verdict in favor of plaintiff, awarding approximately $7.1 million in compensatory damages and allocating 75% of the fault to PM USA (an amount of approximately $5.3 million).

▪
Bullock: In December 2015, a jury in the U.S. District Court for the Central District of California returned a verdict in favor of plaintiff, awarding $900,000 in compensatory damages. In January 2016, the plaintiff moved for a new trial, which the district court denied in February 2016. In March 2016, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit and plaintiff cross-appealed. Oral argument is scheduled for November 7, 2017.

▪
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

Engle Progeny Cases

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s Engle decision, expired in January 2008. As of October 23, 2017, approximately 2,500 state court cases were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 3,200 state court plaintiffs.  Because of a number of factors, including, but not limited to, docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the Federal Engle Agreement (discussed below) resolved nearly all Engle progeny cases pending in federal court, as of October 23, 2017, approximately 12 cases were pending against PM USA in federal court representing the cases excluded from that agreement.

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

Engle Progeny Trial Results

As of October 23, 2017, 114 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Sixty-two verdicts were returned in favor of plaintiffs and five verdicts (Skolnick, Calloway, Pollari, Caprio and Oshinsky-Blacker) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending. Skolnick was remanded for a new trial; Calloway was reversed and remanded for a new trial on an appellate finding that improper arguments by plaintiff’s counsel deprived defendants of a fair trial; Pollari was reversed and remanded for a new trial on an appellate finding that the trial court erred in admitting certain materials into evidence that deprived defendants of a fair trial; Caprio was reversed post-trial after defendants agreed to voluntarily dismiss their appeal in exchange for a full retrial; and Oshinsky-Blacker was reversed post-trial based on plaintiff’s counsel’s improper arguments at trial.

Forty-five verdicts were returned in favor of PM USA, of which 36 were state cases (Gelep, Kalyvas, Gil de Rubio, Warrick, Willis, Russo (formerly Frazier), C. Campbell, Rohr, Espinosa, Oliva, Weingart, Junious, Szymanski, Hancock, LaMotte, J. Campbell, Dombey, Haldeman, Blasco, Gonzalez, Banks, Surico, Baum, Bishop, Vila, McMannis, Suarez, Shulman, Ewing, E. Smith, Mooney, Chacon, Dubinsky, Lima, Kogan and Pearson) and 9 were federal cases (Gollihue, McCray, Denton, Wilder, Jacobson, Reider, Davis, Starbuck and Sowers). In addition, there have been a number of mistrials, only some of which have resulted in new trials as of October 23, 2017. Two verdicts (D. Cohen and Collar) that were returned in favor of PM USA were subsequently reversed for new trials. The juries in the Reider and Banks cases returned zero damages verdicts in favor of PM USA. The juries in the Weingart and Hancock cases returned verdicts against PM USA awarding no damages, but the trial court in each case granted an additur.

The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs (including Hancock, where the verdict originally was returned in favor of PM USA). The first chart lists such cases that are pending as of October 23, 2017; the second chart lists such cases that were pending within the previous 12 months, but that are now concluded.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Currently-Pending Engle Cases
________________________________________________________________________________________________________________________________
Plaintiff: Wallace
Date: October 2017

Verdict:
A Brevard County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of $12 million and allocating 66% of the fault to PM USA (an amount of approximately $7.9 million).  The jury also awarded plaintiff $16 million in punitive damages against PM USA.
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

Post-Trial Developments:
In May 2017, PM USA filed various post-trial motions, including motions to set aside the verdict and for a new trial. In June 2017, the trial court entered final judgment in favor of plaintiff with a deduction for plaintiff’s comparative fault. In August 2017, the court denied PM USA’s post-trial motions and PM USA filed a notice of appeal and posted a bond in the amount of approximately $1.9 million. In September 2017, plaintiff cross-appealed.
________________________________________________________________________________________________________________________________
Plaintiff: Sommers
Date: April 2017

Verdict:
A Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA awarding compensatory damages of $1 million and allocating 40% of the fault to PM USA. The court dismissed the punitive damages claim prior to trial.

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

Post-Trial Developments:
In March 2017, defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. The

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

court ruled that it will not apply the comparative fault reduction to the compensatory damages. In August 2017, the trial court denied defendants’ post-trial motions and entered final judgment in favor of plaintiff. In September 2017, defendants filed a notice of appeal to the Florida Second District Court of Appeal and posted a bond in the amount of $2.5 million.
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

Post-Trial Developments:
In May 2016, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial, all of which the court denied and entered final judgment in favor of plaintiff with a deduction for plaintiff’s comparative fault. In June 2016, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and PM USA posted a bond in the amount of approximately $1.5 million. In August 2017, the Florida Fourth District Court of Appeal affirmed the final judgment in favor of plaintiff. In September 2017, defendants petitioned the Florida Fourth District Court of Appeal for panel rehearing or for rehearing en banc, which the court denied in October 2017.
______________________________________________________________________________________________________________________________
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

Post-Trial Developments:
In February 2016, the trial court entered final judgment against PM USA and R.J. Reynolds without any deduction for

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

plaintiff’s comparative fault and defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. In March 2016, the trial court denied defendants’ post-trial motions. In April 2016, defendants filed a notice of appeal to the Florida Second District Court of Appeal and PM USA posted a bond in the amount of $2.5 million. In May 2017, the Florida Second District Court of Appeal issued a per curiam affirmance of the final judgment against defendants and defendants filed a motion for rehearing. In July 2017, the Second District Court of Appeal withdrew its prior decision and replaced it with a written opinion affirming the trial court’s judgment, but certifying to the Florida Supreme Court a conflict with Schoeff, discussed below under Engle Progeny Appellate Issues. In August 2017, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court and the Florida Supreme Court stayed the case pending Schoeff.
______________________________________________________________________________________________________________________________
Plaintiff: Ledoux
Date:     December 2015

Verdict:
A Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $10 million in compensatory damages and allocating 47% of the fault to PM USA. The jury also awarded plaintiff $12.5 million in punitive damages against each defendant.

Post-Trial Developments:
In January 2016, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial, and the trial court entered final judgment against PM USA and R.J. Reynolds without any deduction for plaintiff’s comparative fault. In February 2016, the trial court denied defendants’ post-trial motions. In March 2016, defendants filed a notice of appeal to the Florida Third District Court of Appeal and PM USA posted a bond in the amount of $2.5 million. In October 2017, the Florida Third District Court of Appeal affirmed the final judgment in favor of plaintiff.
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

Post-Trial Developments:
In November 2015, the court entered final judgment in favor of plaintiff without any deduction for plaintiff’s comparative fault and in December 2015, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial, which the court denied in January 2016. In February 2016, PM USA posted a bond in the amount of $2.5 million and filed a notice of appeal to the Florida Second District Court of Appeal. In August 2017, the Florida Second District Court of Appeal issued a per curiam affirmance of the final judgment against defendants and defendants filed a motion seeking a written opinion with a citation to Schoeff, discussed below under Engle Progeny Appellate Issues. In October 2017, the Florida Second District Court of Appeal issued a written opinion with a citation to Schoeff.
________________________________________________________________________________________________________________________________
Plaintiff: Tognoli
Date:     November 2015

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA awarding $1.05 million in compensatory damages and allocating 15% of the fault to PM USA (an amount of $157,500).

Post-Trial Developments:
In December 2015, PM USA filed a motion to set aside the verdict and for judgment in accordance with its motion for directed verdict. In January 2016, the trial court entered final judgment against PM USA with a deduction for plaintiff’s comparative fault and plaintiff filed an appeal to the Florida Fourth District Court of Appeal. Additionally, the trial court denied PM USA’s post-trial motions and PM USA cross-appealed. In June 2017, the Florida Fourth District Court of Appeal issued a per curiam affirmance of the final judgment against PM USA. In July 2017, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court and, in August 2017, the Florida Supreme Court stayed the case pending Schoeff, discussed below under Engle Progeny Appellate Issues.
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
______________________________________________________________________________________________________________________________
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
______________________________________________________________________________________________________________________________
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
______________________________________________________________________________________________________________________________
Plaintiff: Pollari
Date:     March 2015

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $10 million in compensatory damages and allocating 42.5% of the fault to PM USA (an amount of $4.25 million). The jury also awarded $1.5 million in punitive damages against each defendant.

Post-Trial Developments:
In April 2015, defendants filed post-trial motions, including motions to set aside the verdict and for a new trial, and the trial court entered final judgment without any deduction for plaintiff’s comparative fault. In January 2016, the trial court denied defendants’ post-trial motions and amended the final judgment to apply the comparative fault deduction. Also in January 2016, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and PM USA posted a bond in the amount of $2.5 million. In February 2016, plaintiff cross-appealed. In August 2017, the Florida Fourth District Court of Appeal reversed the original judgment against PM USA and ordered a new trial on an appellate finding that the trial court erred in admitting certain materials into evidence that deprived defendants of a fair trial. In September 2017, plaintiff moved for rehearing, rehearing en banc, or certification of a question to the Florida Supreme Court.
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

Post-Trial Developments:
In April 2015, PM USA and R.J. Reynolds filed a motion for judgment in defendants’ favor in accordance with the Eleventh Circuit’s decision in Graham, discussed below under Engle Progeny Appellate Issues. In June 2015, the trial court stayed the case pending the Eleventh Circuit’s final disposition in the Graham case.
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
______________________________________________________________________________________________________________________________
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

Post-Trial Developments:
In December 2014, defendants filed various post-trial motions, including motions to set aside the verdict and motions for a new trial, which the court denied in July 2015. In August 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. Defendants filed a notice of appeal to the Florida First District Court of Appeal in September 2015 and PM USA posted a bond in the amount of approximately $2.5 million. In February 2017, the Florida First District Court of Appeal affirmed the trial court’s judgment. In March 2017, defendants filed a motion for rehearing en banc with the Florida First District Court of Appeal or for certification to the Florida Supreme Court. In June 2017, the Florida First District Court of Appeal granted defendants’ motion for rehearing en banc. In October 2017, the Florida First District Court of Appeal dissolved the en banc proceeding.
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

Post-Trial Developments:
In December 2014, plaintiff filed a motion for a new trial. In May 2016, the court granted plaintiff’s motion for a new trial on punitive damages, citing the Soffer decision, discussed below under Engle Progeny Appellate Issues. In September 2016, the

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

court denied defendants’ post-trial motions.
______________________________________________________________________________________________________________________________
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
______________________________________________________________________________________________________________________________
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

Post-Trial Developments:
In October 2014, defendants filed a motion for judgment and a motion for a new trial. In November 2014, the trial court denied defendants’ post-trial motions and entered final judgment with a deduction for plaintiff’s comparative fault. Later in November 2014, defendants filed a notice of appeal to the Florida Second District Court of Appeal, and PM USA posted a bond in the amount of $370,318. In August 2016, the Florida Second District Court of Appeal affirmed the judgment entered in favor of the plaintiff. In September 2016, defendants filed a petition to invoke the discretionary jurisdiction of the Florida Supreme Court and the Florida Supreme Court stayed the proceedings pending final disposition in the Marotta case, discussed below under Engle Progeny Appellate Issues. In June 2017, the Florida Supreme Court denied PM USA’s petition to invoke the court’s discretionary jurisdiction. In the second quarter of 2017, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $2.3 million for the judgment plus interest and associated costs. In September 2017, defendants filed a petition for writ of certiorari with the United States Supreme Court on due process and federal preemption grounds.
______________________________________________________________________________________________________________________________

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
______________________________________________________________________________________________________________________________
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

Post-Trial Developments:
In June 2013, defendants filed several post-trial motions, including motions for judgment as a matter of law and for a new trial, which the trial court denied in September 2013. The trial court entered final judgment with a deduction for plaintiff’s comparative fault. In October 2013, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit arguing that Engle progeny plaintiffs’ product liability claims are impliedly preempted by federal law, and PM USA posted a bond in the amount of $277,750. In April 2015, the U.S. Court of Appeals for the Eleventh Circuit found in favor of defendants on the basis of federal preemption, reversed the trial court’s denial of judgment as a matter of law, and plaintiff filed a petition for rehearing en banc or panel rehearing. In January 2016, the Eleventh Circuit granted a rehearing en banc on both the preemption and due process issues. In May 2017, the U.S. Court of Appeals for the Eleventh Circuit affirmed the final judgment entered in plaintiff’s favor, rejecting defendants’ preemption and due process arguments. In the second quarter of 2017, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $500,000 for the judgment plus interest and associated costs. In September 2017, defendants filed a petition for writ of certiorari with the United States Supreme Court on due process and federal preemption grounds.
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

Post-Trial Developments:
In May and June 2012, defendants filed motions to set aside the verdict and for a new trial. In August 2012, the trial court denied the remaining post-trial motions, reduced the compensatory damages to $16.1 million and entered final judgment without any deduction for plaintiff’s comparative fault. In September 2012, PM USA posted a bond in an amount of $1.5 million and defendants filed a notice of appeal to the Florida Fourth District Court of Appeal. In August 2013, plaintiff filed a motion to determine the sufficiency of the bond in the trial court on the ground that the bond cap statute is unconstitutional,

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

which the court denied. In January 2016, a panel of the Florida Fourth District Court of Appeal vacated the punitive damages award and remanded the case for retrial on plaintiff’s claims of concealment and conspiracy, and punitive damages. The court also found that the trial court should have applied the comparative fault deduction, reducing the compensatory damages against PM USA to $4.025 million. In February 2016, defendants and plaintiff filed respective motions for rehearing and rehearing en banc. In March 2016, plaintiff filed a notice of supplemental authority citing the Soffer decision, discussed below under Engle Progeny Appellate Issues. In September 2016, the Florida Fourth District Court of Appeal, ruling en banc, reversed the judgment against PM USA and R.J. Reynolds in its entirety on the grounds that improper arguments by plaintiff’s counsel deprived defendants of a fair trial, and ordered a new trial. In October 2016, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, which the court denied in March 2017. In June 2017, plaintiff filed a petition for writ of certiorari with the United States Supreme Court seeking review of the 2016 en banc ruling by the Florida Fourth District Court of Appeal, which the court denied in October 2017.
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

Post-Trial Developments:
In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages, but without any deduction for plaintiff’s comparative fault. In April 2010, PM USA filed its notice of appeal and posted a $5 million bond. In June 2012, the Fourth District Court of Appeal affirmed the final judgment (as amended to correct a clerical error) in the amount of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages. In December 2012, the Fourth District withdrew its prior decision, reversed the verdict as to compensatory and punitive damages and returned the case to the trial court for a new trial on the question of damages. Upon retrial, in October 2013, the new jury awarded approximately $3.7 million in compensatory damages and $7.5 million in punitive damages. PM USA filed post-trial motions, which the trial court denied in April 2014. In May 2014, PM USA filed a notice of appeal to the Fourth District Court of Appeal and plaintiff cross-appealed. Also in May 2014, PM USA filed a rider with the Florida Supreme Court to make the previously-posted Naugle bond applicable to the retrial judgment. In January 2016, the Fourth District Court of Appeal reversed the trial court’s decision and remanded the case to the trial court to

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

conduct a juror interview. In April 2016, PM USA moved for a new trial following the juror interview, which the court denied. In May 2016, PM USA filed a notice of appeal to the Fourth District Court of Appeal. In April 2017, the Fourth District Court of Appeals issued a per curiam decision affirming the trial court’s judgment against PM USA. In the second quarter of 2017, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $13.2 million for the judgment plus interest and associated costs, and increased its bond by $6.2 million. In September 2017, PM USA filed a petition for writ of certiorari with the United States Supreme Court on due process and federal preemption grounds.
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

In Graham, an Engle progeny case against PM USA and R.J. Reynolds, in April 2015 the U.S. Court of Appeals for the Eleventh Circuit found in favor of defendants on the basis of federal preemption, reversing the trial court’s denial of judgment as a matter of law. Thereafter, plaintiff filed a petition for rehearing en banc, which the Eleventh Circuit granted in January 2016. In May 2017, the U.S. Court of Appeals for the Eleventh Circuit rejected defendants’ preemption and due process arguments and affirmed the final judgment entered in plaintiff’s favor. In September 2017, defendants filed a petition for writ of certiorari with the United States Supreme Court on due process and federal preemption grounds. In January 2016, in Marotta, a case against R.J. Reynolds on appeal to the Florida Fourth District Court of Appeal, the court rejected R.J. Reynolds’s federal preemption defense, but noted the conflict with Graham and certified the preemption question to the Florida Supreme Court. In March 2016, the Florida Supreme Court accepted review of Marotta and in April 2017, affirmed the Fourth District Court of Appeal’s ruling on preemption.

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

In February 2016, in the Sikes case against R.J. Reynolds, the trial court held that Florida’s bond cap statute does not stay the execution of judgment after a case is final in the Florida judicial system and before the defendant files a petition for writ of certiorari with the United States Supreme Court. The District Court of Appeal for the First District of Florida issued an order staying execution of the judgment and requesting that plaintiff show cause why the stay should not remain in effect through the completion of United States Supreme Court writ of certiorari review or until the time for moving for such review has expired. In April 2016, the District Court of Appeal held that the bond cap applies to the period between a Florida Supreme Court ruling and completion of United States Supreme Court writ of certiorari review. In April 2016, PM USA filed motions in the trial court in the R. Cohen and Kayton cases seeking confirmation that the stay on executing the judgment remains in effect through the completion of United States Supreme Court writ of certiorari review or until the time for moving for such review has expired, which the court granted.

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

As of October 23, 2017, PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA and Altria Group, Inc., in Israel (dismissed), the Marshall Islands (dismissed) and Canada (10 cases), and other entities have stated that they are considering filing such actions.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other United States tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other United States tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA and R.J. Reynolds and, with respect to the brands it acquired from R.J. Reynolds and Lorillard, ITG Brands, LLC (“ITG”), subject to a dispute discussed below with respect to some of the State Settlement Agreements) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended September 30, 2017 and 2016, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1.1 billion and $1.2 billion, respectively. For the nine months ended September 30, 2017 and 2016, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $3.4 billion and $3.6 billion, respectively. These amounts include PM USA’s estimate of NPM Adjustments discussed below.

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

2003-2015 NPM Adjustment Disputes - Settlement with 26 States and Territories and Settlement with New York

PM USA had previously settled the NPM Adjustment disputes for the years 2003-2014 with 24 of the 52 MSA states and territories and, in April 2017, settled the 2004-2014 NPM Adjustment disputes with Rhode Island and Oregon (these 26 states and territories are referred to as the “signatory states,” and the remaining MSA states and territories are referred to as the “non-signatory states”). Pursuant to the settlement with these 26 signatory states, PM USA has received a total of $702 million for 2003-2014 in the form of reductions to its MSA payments, which includes amounts received from the settlements with Rhode Island and Oregon, described below. The settlement with Rhode Island settled the 2004-2014 NPM Adjustments and resulted in PM USA receiving an additional $9 million ($2 million of which relates to the 2013-2014 “transition years”) in the form of a reduction to its MSA payment in April 2017, while the settlement with Oregon settled the 2004-2015 NPM Adjustments and resulted in PM USA receiving an additional $16 million ($4 million of which relates to the 2013-2015 “transition years”) in the form of a reduction to its MSA payment in April 2017. As a result of the settlements with Rhode Island and Oregon, PM USA recorded a reduction to cost of sales in the amount of $25 million in the first quarter of 2017.

In addition, pursuant to the settlement, the PMs and the signatory states have agreed to split the NPM Adjustment amount for 2015 and each subsequent year thereafter pending the ultimate outcome of the applicable proceedings. As a result, $43 million related to the 2015 NPM Adjustment was returned to PM USA in the second quarter of 2016, and $46 million related to the 2016 NPM Adjustment was returned to PM USA in the second quarter of 2017. The amounts returned to PM USA were included in other liabilities on the condensed consolidated balance sheet at June 30, 2017. The PMs and the signatory states further agreed that, once the proceedings to determine the amount of the applicable NPM Adjustment are concluded, the applicable amount will either be paid to the signatory states or retained by PM USA (in each case, without interest) as part of the final amount payable.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In October 2017, the PMs and the signatory states agreed to settle 2015 as a “transition year.” As a result of this settlement and PM USA’s estimate regarding 2016, PM USA recorded a reduction to cost of sales of approximately $77 million in the third quarter of 2017 for the 2015 and 2016 NPM Adjustments for the signatory states.

The settlement further provides that the NPM Adjustment provision will be revised and streamlined as to the signatory states for 2015 and subsequent years. Under the revised provision, there is a potential downward adjustment to the PMs’ MSA payment relating to NPM sales on which state excise tax (“SET”) is paid.  Pursuant to such adjustment, each signatory state will pay an amount to the PMs tied to the number of NPM cigarettes sold during the year at issue on which that state collected its SET (or, potentially, on which a comparable tax was collected) but on which that state did not collect escrow (“non-compliant NPM sales”). These payments will be made in the form of future reductions to MSA payments by the PMs. This adjustment for SET-paid NPM sales is subject to certain exceptions and to a “safe harbor” under which a state does not owe any payment if the number or percentage of non-compliant NPM sales is below certain stated benchmarks.

In addition, the settlement further provides that the NPM Adjustment for 2016 and subsequent years will continue to apply to the signatory states, subject to certain defenses, but that those states will receive a partial liability reduction tied to the percentage of NPM sales nationwide during the year at issue on which either an MSA state has collected SET (or potentially a comparable tax is collected) or, potentially, Mississippi, Florida, Texas or Minnesota collected an equity fee (as defined in the settlement) on cigarettes sold by NPMs in those respective states.  The amount (if any) of the potential adjustments relating to SET-paid NPM sales for 2015 and 2016 and the amount of the partial liability reduction for 2016 have not yet been determined. In addition, proceedings to determine the availability of and defenses to the 2016 NPM Adjustment as to the signatory states will likely not take place for a considerable period of time. The OPMs agreed that the amounts they receive under the settlement for 2013 and subsequent years from the signatory states will be allocated among them pursuant to a formula that modifies the MSA allocation formula in a manner favorable to PM USA. The extent to which it remains favorable to PM USA will depend upon future developments, as well as upon the resolution of certain disputes among the OPMs discussed below.

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

In September 2016, a New Mexico state trial court denied New Mexico’s motion to vacate the arbitration panel’s ruling that New Mexico had not diligently enforced, but granted New Mexico’s motion to modify, with respect to New Mexico, the pro rata judgment reduction. PM USA appealed the New Mexico trial court’s decision regarding the pro rata judgment reduction but, in March 2017, the trial court ruled that, notwithstanding the pendency of the appeal, PM USA must return the $3 million of the 2003 NPM Adjustment and $2 million of the interest it received (plus interest on

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

those amounts), which PM USA has done. In September 2017, PM USA voluntarily dismissed its appeal. As a result, in the third quarter of 2017 PM USA reversed $3 million of the 2003 NPM Adjustment and $2 million of the interest that it previously recorded, and recorded interest on those amounts.

No assurance can be given that the above-referenced disputes concerning calculation or allocation of interest will be resolved in a manner favorable to PM USA.

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

In May 2015, the U.S. Court of Appeals affirmed in part and reversed in part, concluding that certain portions of the statements exceeded the district court’s jurisdiction under RICO, but upheld other portions challenged by defendants. The Court of Appeals remanded the case to the trial court for further proceedings. In July 2015, the government filed a petition for panel rehearing, which the U.S. Court of Appeals denied on August 2015. In October 2015, the district court ordered further briefing on the content of the corrective communications reversed by the U.S. Court of Appeals and any implementation changes the parties propose. In February 2016, the U.S. District Court for the District of Columbia issued an order on the content of the corrective communications and ordered the parties to submit proposed changes to the consent order on the implementation details, which the parties jointly submitted and the court approved in April 2016. Also in April 2016, defendants filed a notice of appeal to the U.S. Court of Appeals for the District of Columbia Circuit on the content of the corrective communications. In May 2016, defendants filed a notice of appeal of the consent order for the purpose of perfecting the appeal of the district court’s February 2016 order on the content of the corrective communications. In April 2017, the U.S. Court of Appeals for the District of Columbia Circuit reversed in part the district court’s decision on the content of the corrective communications, striking certain content and remanding to the district court the decision on how to revise certain other content. In June 2017, the U.S. District Court for the District of Columbia issued an order adopting modified corrective statements. In October 2017, the court approved the parties’ proposed consent order implementing the corrective communications remedy for newspapers and television. The corrective statements will begin to appear in newspapers and on television in the fourth quarter of 2017. Also in October 2017, the parties submitted a status report seeking an extension to November 17, 2017 to either file a proposed

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

consent order implementing the corrective communications remedy for websites and cigarette pack onserts or a further status report.

In the second quarter of 2014, Altria Group, Inc. and PM USA recorded provisions on each of their respective balance sheets totaling $31 million for the estimated costs of implementing the corrective communications remedy.  This estimate is subject to change due to several factors, though Altria Group, Inc. and PM USA do not expect any change in this estimate to be material.

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

“Lights/Ultra Lights” Cases

Overview

Plaintiffs in certain pending matters seek certification of their cases as class actions and allege, among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and seek injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of October 23, 2017, a total of four such cases are pending in various U.S. state courts.

State “Lights” Cases Dismissed, Not Certified or Ordered De-Certified

As of October 23, 2017, 21 state courts in 22 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in several jurisdictions. Over time, several such cases have been dismissed by the courts at the summary judgment stage. One certified class action remains pending on appeal.

▪
Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. In December 2009, the trial court denied plaintiffs’ motion for reconsideration of the period during which potential class members can qualify to become part of the class. The class period remains 1995-2003. In June 2010, PM USA’s motion for partial summary judgment regarding plaintiffs’ request for punitive damages was denied. In April 2010, plaintiffs moved for partial summary judgment as to an element of liability in the case, claiming collateral estoppel from the findings in the case brought by the Department of Justice (see Health Care Cost Recovery Litigation - Federal Government’s Lawsuit described above). The plaintiffs’ motion was denied in December 2010. In June 2011, PM USA filed various summary judgment motions challenging the plaintiffs’ claims. In August 2011, the trial court granted PM USA’s motion for partial summary judgment, ruling that plaintiffs could not present a damages claim based on allegations that Marlboro Lights are more dangerous than Marlboro Reds. The trial court denied PM USA’s remaining summary judgment motions. Trial in the case began in September 2011 and, in October 2011, the court declared a mistrial after the jury failed to reach a verdict. In January 2014, the trial court reversed its prior ruling granting partial summary judgment against plaintiffs’ “more dangerous” claim and allowed plaintiffs to pursue that claim. In October 2014, PM USA filed motions to decertify the class and for partial summary judgment on plaintiffs’ “more dangerous” claim, which the court denied in June 2015. Upon retrial, in April 2016, the jury returned a verdict in favor of PM USA. In August 2016, plaintiffs filed a notice of appeal and PM USA cross-appealed. In November 2016, the court of appeals

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

dismissed PM USA’s cross-appeal without prejudice upon joint motion of the parties. Oral argument at the Missouri Court of Appeals occurred August 8, 2017.

State Trial Court Class Certification Settlements

▪
Aspinall: In August 2004, the Massachusetts Supreme Judicial Court affirmed the class certification order. In February 2014, the Massachusetts Superior Court ruled that plaintiffs’ recovery is limited to actual damages or $25 per class member if they cannot prove actual damages greater than $25. Trial began in October 2015 and concluded in November 2015. In February 2016, the trial court issued its “Findings of Fact and Conclusions of Law,” and awarded statutory damages of $25 per class member, for a total of $4.9 million, plus interest, attorneys’ fees and costs. In April 2016, subject to the court’s approval, the parties agreed to settle all claims for approximately $32 million. In the first quarter of 2016, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $32 million for the judgment plus interest and associated costs. In May 2016, PM USA paid approximately $32 million to plaintiffs’ escrow agent. In September 2016, the court approved the settlement in which PM USA agreed to pay approximately $15.3 million to the class and $16.5 million in attorneys’ fees and costs, and dismissed the case with prejudice, concluding this litigation.

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

Other Developments

In Carroll (formerly known as Holmes) the Delaware state trial court denied plaintiffs’ motion for class certification in May 2017. The named plaintiff agreed to resolve her individual claim for $3,000 and, pursuant to that agreement, in July 2017, the trial court approved the parties’ stipulation to dismiss the case with prejudice, concluding this litigation.

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

Argentine Grower Cases

PM USA and Altria Group, Inc. were sued in six cases (Hupan, Chalanuk, Rodriguez Da Silva, Aranda, Taborda and Biglia) filed in Delaware state court against multiple defendants by the parents of Argentine children born with alleged birth defects. Plaintiffs in these cases allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., an alleged subsidiary of PMI, and that they and their infant children were exposed directly and in utero to Monsanto Company’s (“Monsanto”) Roundup herbicide during the production and cultivation of tobacco. Plaintiffs seek compensatory and punitive damages against all defendants. Altria Group, Inc. and certain other defendants were dismissed from the Hupan, Chalanuk, Rodriguez Da Silva, Aranda, Taborda and Biglia cases. The three remaining defendants in the six cases were PM USA, Philip Morris Global Brands Inc. (a subsidiary of PMI) and Monsanto. Following discussions regarding indemnification for these cases pursuant to the Distribution Agreement between PMI and Altria Group, Inc., PMI and PM USA agreed to resolve

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

conflicting indemnity demands after final judgments are entered. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement. In April 2014, all three defendants in the Hupan case filed motions to dismiss for failure to state a claim, and PM USA and Philip Morris Global Brands filed separate motions to dismiss based on the doctrine of forum non conveniens. All proceedings in the other five cases were stayed pending the court’s resolution of the motions to dismiss filed in Hupan. In November 2015, the trial court granted PM USA’s motion to dismiss on forum non conveniens grounds. Plaintiffs filed a motion for clarification or re-argument in December 2015, which the court denied in August 2016. Later in August 2016, PM USA and Philip Morris Global Brands moved for entry of final judgment in the Hupan case and also moved to lift the stays in the other five cases for the limited purpose of entering final judgment of dismissal in those cases as well based on the forum non conveniens decision in Hupan. The court granted those motions in September 2016, and entered final judgment of dismissal in all six cases. In October 2016, plaintiffs filed their notice of appeal to the Delaware Supreme Court. Oral argument occurred in September 2017.

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At September 30, 2017, Altria Group, Inc. and certain of its subsidiaries (i) had $57 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for $30 million of guarantees, consisting primarily of surety bonds, related to their own performance; and (iii) had a redeemable noncontrolling interest of $37 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria Group, Inc. issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the “Distribution Agreement”), entered into as a result of Altria Group, Inc.’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at September 30, 2017 as the fair value of this indemnification is insignificant.

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

At September 30, 2017, the respective principal 100% owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
The following sets forth the condensed consolidating balance sheets as of September 30, 2017 and December 31, 2016, condensed consolidating statements of earnings and comprehensive earnings for the nine and three months ended September 30, 2017 and 2016, and condensed consolidating statements of cash flows for the nine months ended September 30, 2017 and 2016 for Altria Group, Inc., PM USA and, collectively, Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the Securities and Exchange Commission (“SEC”) interpretation and application of Rule 3-10 of SEC Regulation S-X.
The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
September 30, 2017
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$2,538	$—	$44	$—	$2,582
Receivables	1	4	143	—	148
Inventories:
Leaf tobacco	—	468	316	—	784
Other raw materials	—	115	65	—	180
Work in process	—	6	426	—	432
Finished product	—	140	451	—	591
	—	729	1,258	—	1,987
Due from Altria Group, Inc. and subsidiaries	—	3,724	1,152	(4,876)	—
Other current assets	93	344	61	(59)	439
Total current assets	2,632	4,801	2,658	(4,935)	5,156
Property, plant and equipment, at cost	—	2,925	1,921	—	4,846
Less accumulated depreciation	—	2,072	867	—	2,939
	—	853	1,054	—	1,907
Goodwill	—	—	5,307	—	5,307
Other intangible assets, net	—	2	12,194	—	12,196
Investment in AB InBev	18,213	—	—	—	18,213
Investment in consolidated subsidiaries	12,050	2,653	—	(14,703)	—
Finance assets, net	—	—	901	—	901
Due from Altria Group, Inc. and subsidiaries	4,790	—	—	(4,790)	—
Other assets	12	1,641	138	(1,311)	480
Total Assets	$37,697	$9,950	$22,252	$(25,739)	$44,160

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
September 30, 2017
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Accounts payable	$5	$89	$176	$—	$270
Accrued liabilities:
Marketing	—	680	79	—	759
Employment costs	19	9	124	—	152
Settlement charges	—	3,376	7	—	3,383
Other	212	333	348	(59)	834
Dividends payable	1,264	—	—	—	1,264
Due to Altria Group, Inc. and subsidiaries	4,489	346	41	(4,876)	—
Total current liabilities	5,989	4,833	775	(4,935)	6,662
Long-term debt	13,890	—	—	—	13,890
Deferred income taxes	5,277	—	4,268	(1,311)	8,234
Accrued pension costs	200	—	411	—	611
Accrued postretirement health care costs	—	1,419	766	—	2,185
Due to Altria Group, Inc. and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	175	56	141	—	372
Total liabilities	25,531	6,308	11,151	(11,036)	31,954
Contingencies
Redeemable noncontrolling interest	—	—	37	—	37
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,940	3,310	11,856	(15,166)	5,940
Earnings reinvested in the business	38,542	593	833	(1,426)	38,542
Accumulated other comprehensive losses	(1,946)	(261)	(1,637)	1,898	(1,946)
Cost of repurchased stock	(31,305)	—	—	—	(31,305)
Total stockholders’ equity attributable to Altria Group, Inc.	12,166	3,642	11,061	(14,703)	12,166
Noncontrolling interests	—	—	3	—	3
Total stockholders’ equity	12,166	3,642	11,064	(14,703)	12,169
Total Liabilities and Stockholders’ Equity	$37,697	$9,950	$22,252	$(25,739)	$44,160

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Nine Months Ended September 30, 2017
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$16,748	$2,754	$(27)	$19,475
Cost of sales	—	4,875	851	(27)	5,699
Excise taxes on products	—	4,533	162	—	4,695
Gross profit	—	7,340	1,741	—	9,081
Marketing, administration and research costs	126	1,208	330	—	1,664
Asset impairment and exit costs	—	—	24	—	24
Operating (expense) income	(126)	6,132	1,387	—	7,393
Interest and other debt expense (income), net	375	(12)	162	—	525
Earnings from equity investment in AB InBev	(332)	—	—	—	(332)
Gain on AB InBev/SABMiller business combination	(445)	—	—	—	(445)
Earnings before income taxes and equity earnings of subsidiaries	276	6,144	1,225	—	7,645
(Benefit) provision for income taxes	(207)	2,173	420	—	2,386
Equity earnings of subsidiaries	4,773	234	—	(5,007)	—
Net earnings	5,256	4,205	805	(5,007)	5,259
Net earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Net earnings attributable to Altria Group, Inc.	$5,256	$4,205	$802	$(5,007)	$5,256

Net earnings	$5,256	$4,205	$805	$(5,007)	$5,259
Other comprehensive earnings, net of deferred income taxes	106	10	83	(93)	106
Comprehensive earnings	5,362	4,215	888	(5,100)	5,365
Comprehensive earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive earnings attributable to Altria Group, Inc.	$5,362	$4,215	$885	$(5,100)	$5,362

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Nine Months Ended September 30, 2016
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$16,874	$2,646	$(28)	$19,492
Cost of sales	—	5,084	785	(28)	5,841
Excise taxes on products	—	4,723	165	—	4,888
Gross profit	—	7,067	1,696	—	8,763
Marketing, administration and research costs	113	1,435	323	—	1,871
Asset impairment and exit costs	5	96	22	—	123
Operating (expense) income	(118)	5,536	1,351	—	6,769
Interest and other debt expense, net	393	13	165	—	571
Loss on early extinguishment of debt	823	—	—	—	823
Earnings from equity investment in SABMiller	(564)	—	—	—	(564)
Gain on AB InBev/SABMiller business combination	(205)	—	—	—	(205)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(565)	5,523	1,186	—	6,144
(Benefit) provision for income taxes	(269)	2,023	424	—	2,178
Equity earnings of subsidiaries	4,259	217	—	(4,476)	—
Net earnings	3,963	3,717	762	(4,476)	3,966
Net earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Net earnings attributable to Altria Group, Inc.	$3,963	$3,717	$759	$(4,476)	$3,963

Net earnings	$3,963	$3,717	$762	$(4,476)	$3,966
Other comprehensive earnings (losses), net of deferred income taxes	2	(11)	(107)	118	2
Comprehensive earnings	3,965	3,706	655	(4,358)	3,968
Comprehensive earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive earnings attributable to Altria Group, Inc.	$3,965	$3,706	$652	$(4,358)	$3,965

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended September 30, 2017
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,764	$974	$(9)	$6,729
Cost of sales	—	1,659	290	(9)	1,940
Excise taxes on products	—	1,551	55	—	1,606
Gross profit	—	2,554	629	—	3,183
Marketing, administration and research costs	46	417	105	—	568
Asset impairment and exit costs	—	—	8	—	8
Operating (expense) income	(46)	2,137	516	—	2,607
Interest and other debt expense (income), net	122	(6)	53	—	169
Earnings from equity investment in AB InBev	(169)	—	—	—	(169)
Gain on AB InBev/SABMiller business combination	(37)	—	—	—	(37)
Earnings before income taxes and equity earnings of subsidiaries	38	2,143	463	—	2,644
(Benefit) provision for income taxes	(167)	776	168	—	777
Equity earnings of subsidiaries	1,661	82	—	(1,743)	—
Net earnings	1,866	1,449	295	(1,743)	1,867
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria Group, Inc.	$1,866	$1,449	$294	$(1,743)	$1,866

Net earnings	$1,866	$1,449	$295	$(1,743)	$1,867
Other comprehensive (losses) earnings, net of deferred income taxes	(108)	3	27	(30)	(108)
Comprehensive earnings	1,758	1,452	322	(1,773)	1,759
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$1,758	$1,452	$321	$(1,773)	$1,758

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended September 30, 2016
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,964	$950	$(9)	$6,905
Cost of sales	—	1,767	285	(9)	2,043
Excise taxes on products	—	1,654	58	—	1,712
Gross profit	—	2,543	607	—	3,150
Marketing, administration and research costs	40	607	119	—	766
Asset impairment and exit costs	—	1	1	—	2
Operating (expense) income	(40)	1,935	487	—	2,382
Interest and other debt expense (income), net	129	(4)	54	—	179
Loss on early extinguishment of debt	823	—	—	—	823
Earnings from equity investment in SABMiller	(299)	—	—	—	(299)
Gain on AB InBev/SABMiller business combination	(48)	—	—	—	(48)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(645)	1,939	433	—	1,727
(Benefit) provision for income taxes	(232)	707	158	—	633
Equity earnings of subsidiaries	1,506	77	—	(1,583)	—
Net earnings	1,093	1,309	275	(1,583)	1,094
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria Group, Inc.	$1,093	$1,309	$274	$(1,583)	$1,093

Net earnings	$1,093	$1,309	$275	$(1,583)	$1,094
Other comprehensive earnings, net of deferred income taxes	62	4	22	(26)	62
Comprehensive earnings	1,155	1,313	297	(1,609)	1,156
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$1,155	$1,313	$296	$(1,609)	$1,155

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2017
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$4,777	$3,685	$639	$(4,936)	$4,165
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(21)	(130)	—	(151)
Proceeds from finance assets	—	—	133	—	133
Other	(4)	2	(182)	—	(184)
Net cash used in investing activities	(4)	(19)	(179)	—	(202)
Cash Provided by (Used in) Financing Activities
Repurchases of common stock	(2,359)	—	—	—	(2,359)
Dividends paid on common stock	(3,544)	—	—	—	(3,544)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(813)	182	631	—	—
Cash dividends paid to parent	—	(3,849)	(1,087)	4,936	—
Other	(40)	—	(7)	—	(47)
Net cash used in financing activities	(6,756)	(3,667)	(463)	4,936	(5,950)
Cash and cash equivalents:
Decrease	(1,983)	(1)	(3)	—	(1,987)
Balance at beginning of period	4,521	1	47	—	4,569
Balance at end of period	$2,538	$—	$44	$—	$2,582

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2016
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$4,271	$3,582	$8	$(4,331)	$3,530
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(23)	(105)	—	(128)
Proceeds from finance assets	—	—	207	—	207
Other	(3)	—	(41)	—	(44)
Net cash (used in) provided by investing activities	(3)	(23)	61	—	35
Cash Provided by (Used in) Financing Activities
Long-term debt issued	1,976	—	—	—	1,976
Long-term debt repaid	(933)	—	—	—	(933)
Repurchases of common stock	(512)	—	—	—	(512)
Dividends paid on common stock	(3,321)	—	—	—	(3,321)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(715)	128	587	—	—
Premiums and fees related to early extinguishment of debt	(809)	—	—	—	(809)
Cash dividends paid to parent	—	(3,686)	(645)	4,331	—
Other	(28)	—	(9)	—	(37)
Net cash used in financing activities	(4,342)	(3,558)	(67)	4,331	(3,636)
Cash and cash equivalents:
(Decrease) increase	(74)	1	2	—	(71)
Balance at beginning of period	2,313	—	56	—	2,369
Balance at end of period	$2,239	$1	$58	$—	$2,298

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

The adoption of this guidance is not expected to have a material impact on the amount or timing of revenue recognized on Altria Group, Inc.’s consolidated financial statements based on current contracts with customers. The guidance will result in expanded footnote disclosures. Altria Group, Inc. will adopt this guidance in the first quarter of 2018, using the modified retrospective transition method.

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
Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures, including identifying and analyzing all contracts that contain a lease. As a lessor, PMCC maintains a portfolio of finance assets, substantially all of which are leveraged leases, the accounting of which will be unchanged under the new guidance and is not expected to change unless there is a contract modification to an existing lease. As a lessee, Altria Group, Inc.’s various leases under existing guidance are classified as operating leases that are not recorded on its balance sheets but are recorded in its statements of earnings as expense is incurred. Upon adoption of the new guidance, Altria Group, Inc. will record substantially all leases on its balance sheets as a right-of-use asset and a lease liability. The timing of expense recognition and classification in its statements of earnings could change based on the classification of leases as either operating or financing.

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

Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures. Altria Group, Inc.’s financial assets that are within the scope of the new guidance were approximately 2% of Altria Group, Inc.’s total assets at September 30, 2017.

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
At September 30, 2017 and December 31, 2016, Altria Group, Inc. had restricted cash of $61 million and $82 million, respectively. Altria Group, Inc. plans to retrospectively adopt this guidance by the first quarter of 2018 and will comply with the required presentation of restricted cash in its statements of cash flows upon adoption.

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

The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted only as of the beginning of an annual period for which financial statements have not been issued. The guidance is required to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the statement of earnings, and prospectively for the capitalization of the service cost component.

Under the new guidance, the amount of non-service cost components of net periodic benefit income presented within operating income that would have been presented separately from operating income was $37 million and $18 million for the nine and three months ended September 30, 2017, respectively, and $3 million and $13 million for the nine and three months ended September 30, 2016, respectively. Altria Group, Inc. does not expect the prospective adoption of this guidance related to the capitalization of the service cost component to have a material impact on Altria Group, Inc.’s consolidated financial statements. Altria Group, Inc. will adopt the new guidance in the first quarter of 2018.

ASU No. 2017-12 Targeted Improvements to Accounting for Hedging Activities (Topic 815)
The guidance expands hedge accounting for both financial and nonfinancial risk components to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the guidance includes certain targeted improvements to simplify the application of hedge accounting.

The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the guidance.
Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Description of the Company

At September 30, 2017, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”), which are engaged in the manufacture and sale of super premium cigarettes and the sale of premium cigars; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales, distribution and consumer engagement services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, finance, human resources and external affairs, to Altria Group, Inc. and its subsidiaries. In addition, Nu Mark, Middleton and Nat Sherman use third-party contract manufacturing arrangements in the manufacture of their products. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At September 30, 2017, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At September 30, 2016, Altria Group, Inc. had an approximate 27% ownership of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounted for under the equity method of accounting. In October 2016, Anheuser-Busch InBev SA/NV (“Legacy AB InBev”) completed its business combination with SABMiller, and Altria Group, Inc. received cash and shares representing a 9.6% ownership in the combined company (the “Transaction”). The newly formed Belgian company, which retained the name Anheuser-Busch InBev SA/NV (“AB InBev”), became the holding company for the combined businesses. Subsequently, Altria Group, Inc. purchased approximately 12 million ordinary shares of AB InBev, increasing Altria Group, Inc.’s ownership to approximately 10.2% at December 31, 2016. At September 30, 2017, Altria Group, Inc. had an approximate 10.2% ownership of AB InBev, which Altria Group, Inc. accounts for under the equity method of accounting using a one-quarter lag. For the nine and three months ended September 30, 2017, Altria Group, Inc. recorded a pre-tax gain of $445 million and $37 million, respectively, related to the completion of AB InBev’s planned divestitures of certain SABMiller assets and businesses resulting from Legacy AB InBev obtaining necessary regulatory clearances to proceed with the Transaction (“AB InBev divestitures”). For the nine and three months ended September 30, 2016, Altria Group, Inc. recorded a pre-tax gain of $205 million and $48 million, respectively, for the change in the fair value of the derivative financial instruments that it entered into in connection with the Transaction (“derivative financial instruments”). The pre-tax gains related to the AB InBev divestitures and the derivative financial instruments were included in gain on AB InBev/SABMiller business combination in Altria Group, Inc.’s condensed consolidated statements of earnings. Altria Group, Inc. receives cash dividends on its interest in AB InBev if and when AB InBev pays such dividends.

Altria Group, Inc.’s reportable segments are smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in an all other category.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.
Consolidated Results of Operations for the Nine Months Ended September 30, 2017: The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the nine months ended September 30, 2017, from the nine months ended September 30, 2016, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the nine months ended September 30, 2016	$3,963	$2.02

2016 NPM Adjustment Items	11	0.01
2016 Asset impairment, exit, implementation and acquisition-related costs	84	0.04
2016 Tobacco and health litigation items	56	0.03
2016 SABMiller special items	96	0.05
2016 Gain on AB InBev/SABMiller business combination	(129)	(0.07)
2016 Loss on early extinguishment of debt	541	0.28
2016 Tax items	(17)	(0.01)
Subtotal 2016 special items	642	0.33

2017 NPM Adjustment Items	(2)	—
2017 Asset impairment, exit, implementation and acquisition-related costs	(47)	(0.02)
2017 Tobacco and health litigation items	(12)	(0.01)
2017 AB InBev special items	(71)	(0.04)
2017 Gain on AB InBev/SABMiller business combination	289	0.15
2017 Tax items	321	0.16
Subtotal 2017 special items	478	0.24

Fewer shares outstanding	—	0.04
Change in tax rate	5	—
Operations	168	0.09
For the nine months ended September 30, 2017	$5,256	$2.72

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations: The increase of $168 million in operations shown in the table above was due primarily to the following:

▪	higher income from the smokeable products and smokeless products segments; and

▪	lower interest and other debt expense, net;
partially offset by:

▪	lower earnings from Altria Group, Inc.’s equity investment in AB InBev/SABMiller.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Results of Operations for the Three Months Ended September 30, 2017: The changes in Altria Group, Inc.’s net earnings and diluted EPS attributable to Altria Group, Inc. for the three months ended September 30, 2017, from the three months ended September 30, 2016, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended September 30, 2016	$1,093	$0.56

2016 Asset impairment, exit and implementation costs	2	—
2016 Tobacco and health litigation items	29	0.01
2016 SABMiller special items	(26)	(0.01)
2016 Gain on AB InBev/SABMiller business combination	(29)	(0.02)
2016 Loss on early extinguishment of debt	541	0.28
2016 Tax items	(1)	—
Subtotal 2016 special items	516	0.26

2017 NPM Adjustment Items	(3)	—
2017 Asset impairment, exit, implementation and acquisition-related costs	(11)	(0.01)
2017 AB InBev special items	(22)	(0.01)
2017 Gain on AB InBev/SABMiller business combination	24	0.01
2017 Tax items	155	0.08
Subtotal 2017 special items	143	0.07

Fewer shares outstanding	—	0.02
Change in tax rate	17	0.01
Operations	97	0.05
For the three months ended September 30, 2017	$1,866	$0.97

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Operations: The increase of $97 million in operations shown in the table above was due primarily to higher income from the smokeable products and smokeless products segments, partially offset by lower earnings from Altria Group, Inc.’s equity investment in AB InBev/SABMiller.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2017 Forecasted Results: In October 2017, Altria Group, Inc. reaffirmed that its 2017 full-year adjusted diluted EPS growth rate is expected to be in the range of 7.5% to 9.5% over 2016 full-year adjusted diluted EPS. This forecasted growth rate excludes the income and expense items in the table below. Altria Group, Inc. expects that its 2017 full-year effective tax rate on operations will be approximately 35.5%.

Altria Group, Inc.’s full-year adjusted diluted EPS guidance and full-year forecast for its effective tax rate on operations exclude the impact of certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, gain on AB InBev/SABMiller business combination, AB InBev/SABMiller special items, certain tax items, charges associated with tobacco and health litigation items, and settlements of, and determinations made in connection with certain non-participating manufacturer (“NPM”) adjustment disputes under the 1998 Master Settlement Agreement (such settlements and determinations are referred to collectively as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 9. Contingencies to the condensed consolidated financial statements in Part I, Item I. Financial Statements of this Quarterly Report on Form 10-Q (“Item 1”).

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

(Income) Expense, Net Excluded from Adjusted Diluted EPS
	2017	2016
NPM Adjustment Items	$—	$0.01
Asset impairment, exit and implementation costs	0.02	0.07
Tobacco and health litigation items	0.01	0.04
AB InBev/SABMiller special items	0.04	(0.03)
Loss on early extinguishment of debt	—	0.28
Patent litigation settlement	—	0.01
Gain on AB InBev/SABMiller business combination	(0.15)	(4.61)
Tax items	(0.16)	(0.02)
	$(0.24)	$(4.25)
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

Discussion and Analysis

Consolidated Operating Results

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Net revenues:
Smokeable products	$17,355	$17,398	$5,975	$6,147
Smokeless products	1,580	1,530	550	528
Wine	471	498	181	182
All other	69	66	23	48
Net revenues	$19,475	$19,492	$6,729	$6,905

Excise taxes on products:
Smokeable products	$4,581	$4,769	$1,565	$1,671
Smokeless products	99	102	35	35
Wine	15	17	6	6
Excise taxes on products	$4,695	$4,888	$1,606	$1,712

Operating income:
Operating companies income (loss):
Smokeable products	$6,564	$5,955	$2,290	$2,086
Smokeless products	951	930	352	312
Wine	82	100	36	38
All other	(31)	(46)	(10)	8
Amortization of intangibles	(15)	(15)	(5)	(5)
General corporate expenses	(158)	(150)	(56)	(57)
Corporate asset impairment and exit costs	—	(5)	—	—
Operating income	$7,393	$6,769	$2,607	$2,382

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

The following events that occurred during the nine and three months ended September 30, 2017 and 2016 affected the comparability of statement of earnings amounts:

▪
Tobacco and Health Litigation Items: Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Smokeable products segment	$16	$72	$—	$45
Interest and other debt expense, net	2	16	—	—
Total	$18	$88	$—	$45

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

▪
Asset Impairment, Exit and Implementation Costs: Pre-tax asset impairment, exit and implementation costs for the nine and three months ended September 30, 2017 were $71 million and $15 million, respectively. Pre-tax asset impairment, exit and implementation costs for the nine and three months ended September 30, 2016 were $130 million and $6 million, respectively.

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

▪
Loss on Early Extinguishment of Debt: During the third quarter of 2016, Altria Group, Inc. purchased for cash certain of its senior unsecured notes in an aggregate principal amount of $933 million in a debt tender offer. As a result of the debt tender offer, during the third quarter of 2016, Altria Group, Inc. recorded a pre-tax loss on early extinguishment of debt of $823 million, which included premiums and fees of $809 million and the write-off of related unamortized debt discounts and debt issuance costs of $14 million. For further discussion, see Note 7. Debt to the condensed consolidated financial statements in Item 1 (“Note 7”).

▪
Gain on AB InBev/SABMiller Business Combination: For the nine and three months ended September 30, 2017, Altria Group, Inc. recorded a pre-tax gain of $445 million and $37 million, respectively, related to AB InBev divestitures. For the nine and and three months ended September 30, 2016, Altria Group, Inc. recorded a pre-tax gain of $205 million and $48 million, respectively, for the change in the fair value of the derivative financial instruments that it entered into in connection with the Transaction. The pre-tax gains related to the AB InBev divestitures and the derivative financial instruments were included in gain on AB InBev/SABMiller business combination in Altria Group, Inc.’s condensed consolidated statements of earnings.

▪
AB InBev/SABMiller Special Items: Altria Group, Inc.’s earnings from its equity investment in AB InBev for the nine and three months ended September 30, 2017 included net pre-tax charges of $109 million and $34 million, respectively, consisting primarily of Altria Group, Inc.’s share of mark-to-market losses on AB InBev’s derivative financial instruments used to hedge certain share commitments. Altria Group, Inc.’s earnings from its equity investment in SABMiller for the nine months ended September 30, 2016 included net pre-tax charges of $147 million, consisting primarily of Altria Group, Inc.’s share of SABMiller’s asset impairment charges and costs related to the Transaction, partially offset by gains on asset disposals. Altria Group, Inc.’s earnings from its equity investment in SABMiller for the three months ended September 30, 2016 included net pre-tax gains of $40 million, consisting primarily of Altria Group, Inc.’s share of SABMiller’s gains on asset disposals, partially offset by costs related to the Transaction.

▪
Tax Items: Tax items for the three months ended September 30, 2017 of $155 million were due primarily to tax benefits for the release of a valuation allowance related to deferred income tax assets for foreign tax credit carryforwards and for the reversal of tax accruals no longer required, partially offset by tax expense for tax reserves related to the calculation of certain foreign tax credits.

Tax items for the nine months ended September 30, 2017 of $321 million were due primarily to the items discussed above and tax benefits related primarily to the effective settlement in June 2017 of the Internal Revenue Service (“IRS”) audit of Altria Group, Inc. and its consolidated subsidiaries’ 2010-2013 tax years (“IRS 2010-2013 Audit”). Tax items for the nine months ended September 30, 2016 of $17 million related primarily to the reversal of tax accruals no longer required.

For further discussion, see Note 8. Income Taxes to the condensed consolidated financial statements in Item 1 (“Note 8”).

Consolidated Results of Operations for the Nine Months Ended September 30, 2017

The following discussion compares consolidated operating results for the nine months ended September 30, 2017 with the nine months ended September 30, 2016.

Net revenues, which include excise taxes billed to customers, were essentially unchanged.

Cost of sales decreased $142 million (2.4%), due primarily to lower shipment volume in the smokeable products segment, partially offset by implementation costs in 2017 in connection with the facilities consolidation.

Excise taxes on products decreased $193 million (3.9%), due primarily to lower smokeable products shipment volume.

Marketing, administration and research costs decreased $207 million (11.1%), due primarily to lower costs in the smokeable products segment (which included lower tobacco and health litigation items).

Operating income increased $624 million (9.2%), due primarily to higher operating results from the smokeable products segment (which included lower asset impairment, exit and implementation costs in 2017).

Interest and other debt expense, net, decreased $46 million (8.1%), due primarily to lower interest costs on debt in 2017 as a result of debt refinancing activities in 2016, higher interest income due to higher interest rates and cash balances in 2017 and lower interest costs related to tobacco and health litigation items.

Altria Group, Inc.’s income tax rate decreased 4.2 percentage points to 31.2% due primarily to tax benefits resulting from the 2017 release of a valuation allowance related to deferred income tax assets for foreign tax credit carryforwards and tax benefits in 2017 related primarily to the effective settlement of the IRS 2010-2013 Audit, partially offset by 2017 tax expense for tax reserves related to the calculation of certain foreign tax credits. For further discussion, see Note 8.

Net earnings attributable to Altria Group, Inc. of $5,256 million increased $1,293 million (32.6%), due primarily to a loss on early extinguishment of debt in 2016, higher operating income, a lower income tax rate and a higher gain on AB InBev/SABMiller business combination, partially offset by lower earnings from Altria Group, Inc.’s equity investment in AB InBev/SABMiller. Diluted and basic EPS attributable to Altria Group, Inc. of $2.72, each increased by 34.7% due to higher net earnings attributable to Altria Group, Inc. and fewer shares outstanding.

Consolidated Results of Operations for the Three Months Ended September 30, 2017

The following discussion compares consolidated operating results for the three months ended September 30, 2017 with the three months ended September 30, 2016.

Net revenues, which include excise taxes billed to customers, decreased $176 million (2.5%), due primarily to lower net revenues in the smokeable products segment.

Cost of sales decreased $103 million (5.0%), due primarily to lower shipment volume in the smokeable products segment.
Excise taxes on products decreased $106 million (6.2%), due primarily to lower smokeable products shipment volume.

Marketing, administration and research costs decreased $198 million (25.8%), due primarily to lower costs in the smokeable products segment (which included lower tobacco and health litigation items in 2017).

Operating income increased $225 million (9.4%), due primarily to higher operating results from the smokeable products segment.

Altria Group, Inc.’s income tax rate decreased 7.3 percentage points to 29.4%, due primarily to tax benefits resulting from the 2017 release of a valuation allowance related to deferred income tax assets for foreign tax credit carryforwards and tax benefits in 2017 for the reversal of tax accruals no longer required, partially offset by 2017 tax expense for tax reserves related to the calculation of certain foreign tax credits. For further discussion, see Note 8.

Net earnings attributable to Altria Group, Inc. of $1,866 million increased $773 million (70.7%), due primarily to a loss on early extinguishment of debt in 2016, a lower income tax rate and higher operating income, partially offset by lower earnings from Altria Group, Inc.’s equity investment in AB InBev/SABMiller. Diluted and basic EPS attributable to Altria Group, Inc. of $0.97, each increased by 73.2% due to higher net earnings attributable to Altria Group, Inc. and fewer shares outstanding.

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

▪	illicit trade in tobacco products; and

▪	potential adverse changes in tobacco leaf and other raw material prices, availability and quality.

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

▪
authorizes the FDA to adopt product regulations and related actions, including imposing tobacco product standards that are appropriate for the protection of the public health (e.g., related to the use of menthol in cigarettes, nicotine yields and other constituents or ingredients) and imposing manufacturing standards for tobacco products (see FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation, and FDA Regulatory Actions - Product Standards below);

▪	establishes pre-market review pathways for new and modified tobacco products for the FDA to follow (see Pre-Market Review Pathways below); and

▪	equips the FDA with a variety of investigatory and enforcement tools, including the authority to inspect tobacco product manufacturing and other facilities.

Pre-Market Review Pathways

The FSPTCA imposes restrictions on marketing new and modified tobacco products, requiring FDA review to begin marketing a new product or continue marketing a modified product. Specifically, cigarettes, cigarette tobacco and smokeless tobacco products modified or first introduced into the market after March 22, 2011, and Other Tobacco Products modified or first introduced into the market after August 8, 2016, are subjected to new tobacco product application and pre-market review and authorization requirements unless a manufacturer can demonstrate they are “substantially equivalent” to products commercially marketed as of February 15, 2007. The FDA could deny any such new tobacco product application, thereby preventing the distribution and sale of any product affected by such denial.

For cigarettes, cigarette tobacco and smokeless tobacco products modified or first introduced into the market between February

15, 2007 and March 22, 2011 for which a manufacturer submitted substantial equivalence reports that the FDA determines are not “substantially equivalent” to products commercially marketed as of February 15, 2007, the FDA could require the removal of such products from the marketplace (see FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways below).

Similarly, the FDA could determine that Other Tobacco Products modified or first introduced into the market between February 15, 2007 and August 8, 2016 for which a manufacturer submits substantial equivalence reports that the FDA determines are not “substantially equivalent” to products commercially marketed as of February 15, 2007, or rejects a new tobacco product application submitted by a manufacturer, both of which could require the removal of such products from the marketplace (see FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation, and FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways below).

Modifications to currently-marketed products, including modifications that result from, for example, a supplier being unable to maintain the consistency required in ingredients or a manufacturer being unable to obtain the ingredients with the required specifications, can trigger the FDA’s pre-market review process described above. As noted, adverse determinations by the FDA during that process could restrict a manufacturer’s ability to continue marketing such products.

FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation

In July 2017, the FDA announced a new comprehensive plan for tobacco and nicotine regulation that will serve as the FDA’s multi-year regulatory road map (the “July 2017 Comprehensive Plan”). The FDA has stated its belief that this approach will strike an appropriate balance between regulation and encouraging development of innovative tobacco products that may be less risky than cigarettes. Major components of the July 2017 Comprehensive Plan include the following:

▪
the FDA’s planned issuance of advance notices of proposed rulemaking (“ANPRM”) seeking comments for potential future regulations establishing product standards for (i) nicotine in combustible cigarettes, (ii) flavors in tobacco products and (iii) e-vapor products (see FDA Regulatory Actions - Product Standards below);

▪
the FDA’s planned extension of the timelines to submit applications for Other Tobacco Products that were on the market as of August 8, 2016, which the FDA extended in August 2017 (see FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways below);

▪
the FDA’s reconsideration of whether its current plan, which is to review all “provisional” products pending in the substantial equivalence queue, is an effective use of its resources and, if not, whether it should continue to pursue its current approach to these reviews (see FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways below). A “provisional” product refers to cigarettes, cigarette tobacco and smokeless tobacco products modified or first commercially available after February 15, 2007 and before March 22, 2011; and

▪
the FDA’s planned issuance of foundational regulations identifying the information the FDA expects to be included in substantial equivalence reports and applications for “new tobacco products” and “modified risk tobacco products.” The FDA also plans to finalize guidance on how it intends to review new product applications for e-vapor products.

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

Subject to the limitations described below, the Final Tobacco Marketing Rule took effect in June 2010 for cigarettes and smokeless tobacco products and in August 2016 for covered tobacco products. At the time of the re-promulgation of the Final Tobacco Marketing Rule, the FDA also issued an ANPRM regarding the so-called “1000 foot rule,” which would establish restrictions on the placement of outdoor tobacco advertising in relation to schools and playgrounds. PM USA and USSTC submitted comments on this ANPRM.

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

Substantial Equivalence and Other New Product Processes/Pathways

In general, in order to continue marketing provisional products, manufacturers of such products were required to send to the FDA a report demonstrating substantial equivalence by March 22, 2011 for the FDA to determine if such tobacco products are “substantially equivalent” to products commercially available as of February 15, 2007.  All cigarette and smokeless tobacco products currently marketed by PM USA and USSTC are provisional products, as are some of the products currently marketed by Nat Sherman. Our subsidiaries submitted timely substantial equivalence reports for these provisional products and can continue marketing these products unless the FDA makes a determination that a specific provisional product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products from the marketplace. PM USA and USSTC also submitted substantial equivalence reports on products proposed to be marketed after March 22, 2011 (“non-provisional” products). While our cigarette and smokeless tobacco subsidiaries believe all of their current products meet the statutory requirements of the FSPTCA, they cannot predict whether, when or how the FDA ultimately will apply its guidance to their various respective substantial equivalence reports or seek to enforce the law and regulations consistent with its guidance.

PM USA and USSTC have received decisions on certain non-provisional cigarette and smokeless tobacco products, some of which were found to be substantially equivalent and others were found to be not substantially equivalent. There remain a significant number of substantial equivalence reports for products for which the FDA has not announced decisions. At the request of the FDA, our cigarette and smokeless tobacco subsidiaries have provided additional information with respect to their substantial equivalence reports. At this time, it is not possible to predict how long reviews by the FDA of substantial equivalence reports or new tobacco product applications for any tobacco product will take. A “not substantially equivalent” determination or denial of a new tobacco product application on one or more products could have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.

In order to continue marketing Other Tobacco Products modified or introduced into the market for the first time between February 15, 2007 and August 8, 2016, manufacturers originally were required to send to the FDA a report demonstrating substantial equivalence by May 8, 2018 or a new tobacco product application by November 8, 2018. In August 2017, the FDA extended the filing deadlines for combustible Other Tobacco Products, such as cigars and pipe tobacco, to August 8, 2021, and for non-combustible Other Tobacco Products, such as e-vapor and oral nicotine products, to August 8, 2022. The FDA also announced that it will permit manufacturers to continue to market such Other Tobacco Products until the FDA renders a decision on the applicable substantial equivalence report or new tobacco product application.

Because of the limited number of e-vapor products on the market as of February 15, 2007, Nu Mark may not be able to file substantial equivalence reports with the FDA on its e-vapor products in the market as of August 8, 2016. In such case, Nu Mark would have to file new tobacco product applications which, among other things, demonstrate that the marketing of the e-vapor products would be appropriate for the protection of the public health. It is uncertain how the FDA will interpret the requirements for obtaining a “new tobacco product marketing order,” although as noted above the FDA has indicated its intention to issue appropriate regulations to clarify the requirements.

Manufacturers intending to first introduce new and modified cigarette, cigarette tobacco and smokeless tobacco products into the market after March 22, 2011 or intending to first introduce new and modified Other Tobacco Products into the market after August 8, 2016, must submit substantial equivalence reports for non-provisional products to the FDA and obtain “substantial equivalence orders” from the FDA or submit new tobacco product applications to the FDA and obtain “new tobacco product marketing orders” from the FDA before introducing the products into the market.

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

In September 2015, after industry objections to the Substantial Equivalence Guidance, the FDA issued a second edition of the guidance (the “Revised SE Guidance”), which continued to require FDA pre-authorization for certain label changes and for product quantity changes. PM USA, USSTC and other tobacco product manufacturers initiated litigation challenging the Revised SE Guidance. In August 2016, the court held that a modification to an existing product’s label does not result in a “new tobacco product” and therefore such a label change does not give rise to the substantial equivalence review process. However, the court upheld the Revised SE Guidance in all other respects, including its treatment of product quantity changes as modifications that give rise to a new tobacco product requiring substantial equivalence review.

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

Potential Product Standards

Menthol in cigarettes: As required by the FSPTCA, the tobacco product scientific advisory committee established by the FDA submitted a report on the impact of the use of menthol in cigarettes on the public health and related recommendations to the FDA in March 2011. It recommended, among other things, that the “[r]emoval of menthol cigarettes from the marketplace would benefit public health in the United States” and also noted that any ban on menthol cigarettes could lead to an increase in contraband cigarettes and other potential unintended consequences. Also in March 2011, PM USA submitted a report to the FDA outlining its position that regulatory actions related to the use of menthol cigarettes are not warranted based on available science and evidence and that any significant restrictions on the use of menthol in cigarettes would have unintended consequences detrimental to public health and society.

In July 2013, the FDA released its preliminary scientific evaluation on menthol, which states “that menthol cigarettes pose a public health risk above that seen with non-menthol cigarettes.” At the same time, the FDA also issued an ANPRM requesting comments on the FDA’s preliminary scientific evaluation and information that may inform potential regulatory actions regarding menthol in cigarettes. PM USA submitted comments to the FDA raising a number of concerns about the preliminary scientific evidence and unintended consequences.

The July 2017 Comprehensive Plan contemplates the issuance of an ANPRM seeking comments on the role that flavors including menthol in tobacco products play in attracting youth. No future action can be taken by the FDA to regulate the manufacture, marketing or sale of menthol cigarettes (including a possible ban) until the completion of a full rulemaking process.

NNN in Smokeless Tobacco: In January 2017, the FDA proposed a product standard for N-nitrosonornicotine (“NNN”) levels in finished smokeless tobacco products.  USSTC believes that the FDA has not adequately considered whether the proposed standard is technically achievable and further believes it would have a significant negative impact on farmers and manufacturers.  USSTC is advocating for withdrawal of the proposed rule. In March 2017, the FDA extended the comment period and acknowledged what it described as a “typographical error” in a formula it used in documentation supporting the proposed rule. USSTC submitted comments to the FDA in July 2017. If the proposed rule as presently proposed were to become final and upheld in the courts, it could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and USSTC.

Nicotine and Flavors: As noted above, the FDA announced in the July 2017 Comprehensive Plan its intent to seek comments through an ANPRM on the following matters, among others:

▪
Nicotine in cigarettes: The potential public health benefits and any possible adverse effects of lowering nicotine in combustible cigarettes to non-addictive or minimally addictive levels through achievable product standards. Specifically, the FDA intends to seek comments on the potential unintended consequences of such product standard, including (i) smokers compensating by smoking more cigarettes to obtain the same level of nicotine as with their current product and (ii) the illicit trade of cigarettes containing nicotine at levels higher than a non-addictive threshold that may be established by the FDA; and

▪
Flavors in all tobacco products: The role that flavors (including menthol) in tobacco products play in attracting youth and may play in helping some smokers switch to potentially less harmful forms of nicotine delivery.

These ANPRM processes may ultimately lead to the FDA’s development of product standards for nicotine and flavors. The July 2017 Comprehensive Plan also includes the FDA’s intent to develop e-vapor product standards to protect against known public health risks such as battery issues and concerns about children’s exposure to liquid nicotine.
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

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. By way of example, in 2009, the federal excise tax (“FET”) on cigarettes increased from $0.39 per pack to approximately $1.01 per pack, in 2010, the New York state excise tax increased by $1.60 to $4.35 per pack, in October 2014, Philadelphia, Pennsylvania enacted a $2.00 per pack local cigarette excise tax and in November 2016, California passed a ballot measure to increase its cigarette excise tax by $2.00 per pack and its smokeless tobacco ad valorem excise tax from 27.30% to 65.08%, which went into effect on April 1, 2017 and July 1, 2017, respectively. Between the end of 1998 and October 23, 2017, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.75 per pack. As of October 23, 2017, Rhode Island, Delaware, Oklahoma and Puerto Rico have enacted cigarette excise tax increases in 2017. However, PM USA, R.J. Reynolds, and Oklahoma retailers and wholesalers brought suit arguing the Oklahoma tax violated the state’s constitution. In August 2017, the Oklahoma Supreme Court ruled in favor of the plaintiffs, finding the tax unconstitutional.

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

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of October 23, 2017, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of October 23, 2017, 180 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain; and restrict smoking in public places.

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

Other Federal, State and Local Regulation and Activity

Federal, State and Local Regulation

A number of states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including innovative tobacco products, such as e-vapor products), such as legislation that (1) prohibits the sale of certain tobacco products with certain characterizing flavors, including menthol cigarettes, (2) requires the disclosure of health information separate from or in addition to federally-mandated health warnings and (3) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products (including proposals to ban all tobacco product sales). The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products.

Whether other states or localities will enact legislation in these areas, and the precise nature of such legislation if enacted, cannot be predicted. Altria Group, Inc.’s tobacco subsidiaries have challenged and will continue to challenge certain state and local legislation, including through litigation.

State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products

An increasing number of states and localities have proposed legislation to increase the minimum age to purchase tobacco products above the current Federal minimum age of 18. The following states have enacted such legislation: California (21), Hawaii (21), Alabama (19), Alaska (19), New Jersey (21), Utah (19), Oregon (21) and Maine (21).  Various localities (such as New York City (21) and Chicago (21)) have taken similar actions.

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

Price, Availability and Quality of Agricultural Products

Shifts in crops (such as those driven by economic conditions and adverse weather patterns), government mandated prices, economic trade sanctions, geopolitical instability and production control programs may increase or decrease the cost or reduce the supply or quality of tobacco and other agricultural products used to manufacture our companies’ products. As with other agriculture commodities, the price of tobacco leaf can be influenced by economic conditions and imbalances in supply and demand and crop quality and availability can be influenced by variations in weather patterns, including those caused by climate change. Certain types of tobacco are also only available in limited geographies. Tobacco production in certain countries is subject to a variety of controls, including government mandated prices and production control programs.  Changes in the patterns of demand for agricultural products and the cost of tobacco production could impact tobacco leaf prices and tobacco supply. Certain types of tobacco are available in limited geographies, including geographies experiencing political instability, and loss of their availability could impact adult tobacco consumer product acceptability. Any significant change in the price, quality or availability of tobacco leaf or other agricultural products used to manufacture our products could restrict our subsidiaries’ ability to continue marketing existing products or impact adult consumer product acceptability, adversely affecting our subsidiaries’ profitability and businesses.

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
Operating Results

The following discussion compares operating results for the smokeable and smokeless products segments for the nine and three months ended September 30, 2017, with the nine and three months ended September 30, 2016.

	For the Nine Months Ended September 30,
	Net Revenues		Operating Companies Income
	2017	2016	2017	2016
	(in millions)
Smokeable products	$17,355	$17,398	$6,564	$5,955
Smokeless products	1,580	1,530	951	930
Total smokeable and smokeless products	$18,935	$18,928	$7,515	$6,885

	For the Three Months Ended September 30,
	Net Revenues		Operating Companies Income
	2017	2016	2017	2016
	(in millions)
Smokeable products	$5,975	$6,147	$2,290	$2,086
Smokeless products	550	528	352	312
Total smokeable and smokeless products	$6,525	$6,675	$2,642	$2,398

Smokeable products segment

The smokeable products segment’s operating companies income increased during the nine and three months ended September 30, 2017, due primarily to higher pricing and lower costs, partially offset by lower shipment volume. Shipment volume and retail share have been negatively impacted in 2017 by a large cigarette excise tax increase in California.

The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(sticks in millions)
Cigarettes:
Marlboro	77,307	80,446	(3.9)%	26,455	28,152	(6.0)%
Other premium	4,567	4,858	(6.0)%	1,567	1,684	(6.9)%
Discount	8,250	8,569	(3.7)%	2,806	3,028	(7.3)%
Total cigarettes	90,124	93,873	(4.0)%	30,828	32,864	(6.2)%
Cigars:
Black & Mild	1,146	1,028	11.5%	381	357	6.7%
Other	12	19	(36.8)%	4	4	—%
Total cigars	1,158	1,047	10.6%	385	361	6.6%
Total smokeable products	91,282	94,920	(3.8)%	31,213	33,225	(6.1)%

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

The following table summarizes cigarettes retail share performance:

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2017	2016	Percentage Point Change	2017	2016	Percentage Point Change
Cigarettes:
Marlboro	43.4%	43.7%	(0.3)	43.2%	43.7%	(0.5)
Other premium	2.7	2.8	(0.1)	2.7	2.8	(0.1)
Discount	4.7	4.6	0.1	4.6	4.6	—
Total cigarettes	50.8%	51.1%	(0.3)	50.5%	51.1%	(0.6)

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

PM USA and Middleton executed the following pricing and promotional allowance actions during 2017 and 2016:

▪	Effective September 24, 2017, PM USA increased the list price on all of its cigarette brands by $0.10 per pack.

▪	Effective May 21, 2017, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.10 per five-pack.

▪	Effective March 19, 2017, PM USA increased the list price on Parliament by $0.12 per pack. In addition, PM USA increased the list price on all of its other cigarette brands by $0.08 per pack.

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

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2017 were essentially unchanged as higher pricing ($676 million), which includes higher promotional investments, was offset by lower shipment volume. Operating companies income for the nine months ended September 30, 2017 increased $609 million (10.2%), due primarily to higher pricing ($672 million), which includes higher promotional investments, lower marketing, administration and research costs ($207 million), which includes 2016 state excise tax ballot initiative spending and lower tobacco and health litigation items, and lower asset impairment and exit costs ($97 million), partially offset by lower shipment volume ($396 million).

Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2017 decreased $172 million (2.8%), due primarily to lower shipment volume ($426 million), partially offset by higher pricing ($250 million). Operating companies income for the three months ended September 30, 2017 increased $204 million (9.8%), due primarily to higher pricing ($246 million), lower marketing, administration and research costs ($181 million), which includes 2016 state excise tax ballot initiative spending and lower tobacco and health litigation items, and lower per unit settlement charges, partially offset by lower shipment volume ($229 million).

For the nine months ended September 30, 2017, total cigarette industry volumes declined by an estimated 3.5%. The smokeable products segment’s reported domestic cigarettes shipment volume decreased 4.0% for the the nine months ended September 30, 2017, primarily driven by the industry’s rate of decline, retail share declines and one fewer shipping day, partially offset by trade inventory movements. When adjusted for trade inventory movements and calendar differences, PM USA’s domestic cigarettes shipment volume decreased an estimated 4%.

For the third quarter of 2017, total cigarette industry volumes declined by an estimated 3.5%. The smokeable products segment’s reported domestic cigarettes shipment volume decreased 6.2% in the third quarter, driven primarily by the industry’s rate of decline, trade inventory movements, retail share declines and one fewer shipping day, After adjusting for trade inventory movements and calendar differences, PM USA’s domestic cigarettes shipment volume decreased an estimated 4.5% for the third quarter.

Shipments of premium cigarettes accounted for 90.8% and 90.9% of smokeable products’ reported domestic cigarettes shipment volume for the nine and three months ended September 30, 2017, respectively, versus 90.9% and 90.8% for the nine and three months ended September 30, 2016.

The smokeable products segment’s reported cigars shipment volume for the nine and three months ended September 30, 2017 increased 10.6% and 6.6%, respectively.

For the nine months ended September 30, 2017, Marlboro’s retail share declined 0.3 share points. For the three months ended September 30, 2017, Marlboro’s retail share declined 0.5 share points, primarily driven by the cigarette excise tax increase in California and increased competitive activity. PM USA expects the California excise tax increase will continue to negatively impact Marlboro’s retail share through the remainder of the year. PM USA’s total retail share for the nine and three months ended September 30, 2017 decreased 0.3 and 0.6 share points, respectively.

Smokeless products segment

For the nine and three months ended September 30, 2017, the smokeless products segment grew net revenues and operating companies income, primarily through higher pricing, partially offset by unfavorable mix and lower shipment volume.

During the first quarter of 2017, USSTC voluntarily recalled certain smokeless tobacco products manufactured at its Franklin Park, Illinois facility due to a product tampering incident (the “Recall”). USSTC has concluded the Recall and trade inventories have been replenished. USSTC estimates that the Recall-related costs and the share impact from the Recall reduced smokeless products segment operating companies income by approximately $60 million in the first quarter of 2017.

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(cans and packs in millions)
Copenhagen	396.1	392.3	1.0%	134.1	133.5	0.4%
Skoal	183.0	197.3	(7.2)%	61.6	66.2	(6.9)%
Copenhagen and Skoal	579.1	589.6	(1.8)%	195.7	199.7	(2.0)%
Other	50.3	50.8	(1.0)%	16.9	16.7	1.2%
Total smokeless products	629.4	640.4	(1.7)%	212.6	216.4	(1.8)%

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

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2017	2016	Percentage Point Change	2017	2016	Percentage Point Change
Copenhagen	33.6%	33.0%	0.6	33.9%	33.7%	0.2
Skoal	16.8	18.3	(1.5)	16.5	17.9	(1.4)
Copenhagen and Skoal	50.4	51.3	(0.9)	50.4	51.6	(1.2)
Other	3.4	3.4	—	3.4	3.3	0.1
Total smokeless products	53.8%	54.7%	(0.9)	53.8%	54.9%	(1.1)

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

USSTC executed the following pricing actions during 2017 and 2016:

▪
Effective September 26, 2017, USSTC increased the list price on Copenhagen and Skoal popular price products by $0.12 per can. In addition, USSTC increased the list price on all its brands, except for Copenhagen and Skoal popular price products, by $0.07 per can.

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
Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2017 increased $50 million (3.3%), primarily driven by higher pricing ($106 million), partially offset by unfavorable mix and lower shipment volume ($19 million). Operating companies income for the nine months ended September 30, 2017 increased $21 million (2.3%), due primarily to higher pricing ($106 million), partially offset by higher restructuring charges ($38 million), unfavorable mix and lower shipment volume ($15 million).

Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2017 increased $22 million (4.2%), due primarily to higher pricing ($47 million), which includes lower promotional investments, partially offset by lower shipment volume ($13 million) and unfavorable mix. Operating companies income for the three months ended September 30, 2017 increased $40 million (12.8%), due primarily to higher pricing ($47 million), which includes lower promotional investments, and lower costs, partially offset by lower shipment volume ($11 million), unfavorable mix and costs in connection with the facilities consolidation ($10 million).

USSTC’s reported domestic shipment volume decreased 1.7% and 1.8% for the nine and three months ended September 30, 2017, respectively, driven primarily by declines in Skoal.

After adjusting for trade inventory movements and other factors, USSTC estimates that its domestic smokeless products shipment volume declined approximately 1.5% and 3% for the nine and three months ended September 30, 2017, respectively. USSTC estimates that the smokeless products category volume grew approximately 0.5% over the six months ended September 30, 2017.

For the nine months ended September 30, 2017, Copenhagen grew 0.6 retail share points offset by Skoal’s 1.5 share point loss, contributing to a combined share decline of 0.9 share points.

Copenhagen grew 0.2 retail share points in the third quarter of 2017. Copenhagen and Skoal’s combined retail share decreased 1.2 share points in the quarter, driven by Skoal’s 1.4 share point decline.

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

Operating Results
Ste. Michelle’s results for the nine and three months ended September 30, 2017 were negatively impacted by increased competitive activity, continued trade inventory reductions and slower premium wine category growth.
The following discussion compares wine segment results for the nine and three months ended September 30, 2017, with the nine and three months ended September 30, 2016.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Net revenues	$471	$498	$181	$182
Operating companies income	$82	$100	$36	$38

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2017 decreased $27 million (5.4%), due primarily to lower shipment volume, partially offset by improved premium mix. Operating companies income for the nine months ended September 30, 2017 decreased $18 million (18.0%), due primarily to lower shipment volume and higher costs.

Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2017 were essentially unchanged. Operating companies income for the three months ended September 30, 2017 decreased $2 million (5.3%), due primarily to higher costs.

For the nine and three months ended September 30, 2017, Ste. Michelle’s reported wine shipment volume of 5,728 and 2,247 thousand cases, decreased 8.1% and 0.4%, respectively.

Financial Review

Net Cash Provided by Operating Activities

During the first nine months of 2017, net cash provided by operating activities was $4,165 million compared with $3,530 million during the first nine months of 2016. This increase was due primarily to voluntary contributions totaling $500 million to Altria Group, Inc.’s pension plans in 2016 and lower payments for tobacco and health litigation items in 2017.
Altria Group, Inc. had a working capital deficit at September 30, 2017 and December 31, 2016. Altria Group, Inc.’s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.

Net Cash Used in/Provided by Investing Activities

During the first nine months of 2017, net cash used in investing activities was $202 million compared with net cash provided by investing activities of $35 million during the first nine months of 2016. This change was due primarily to the acquisition of a business in 2017.

Net Cash Used in Financing Activities

During the first nine months of 2017, net cash used in financing activities was $5,950 million compared with $3,636 million during the first nine months of 2016. This increase was due primarily to the following:

▪
debt issuance of $2.0 billion of senior unsecured notes during the first nine months of 2016 used in part to repurchase senior unsecured notes in connection with the 2016 debt tender offer, as more fully described in Note 7;

▪	higher repurchases of common stock during the first nine months of 2017; and

▪	higher dividends paid during the first nine months of 2017;
partially offset by:

▪	debt repayments of $0.9 billion and premiums and fees of $0.8 billion in connection with the debt tender offer during the first nine months of 2016.

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

At September 30, 2017, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook

Moody’s Investors Service, Inc. (“Moody’s”)	P-2	A3	Stable
Standard & Poor’s Ratings Services (“Standard & Poor’s”)	A-1	A-	Stable
Fitch Ratings Ltd. (“Fitch”) [1]	F2	A-	Stable

1 On April 3, 2017, Fitch raised the long-term debt credit rating for Altria Group, Inc. to A- from BBB+.

Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At September 30, 2017 and 2016, and at December 31, 2016, Altria Group, Inc. had no short-term borrowings.

At September 30, 2017, Altria Group, Inc. had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires August 19, 2020.

Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at September 30, 2017 for borrowings under the Credit Agreement was 1.125%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At September 30, 2017, credit available to Altria Group, Inc. under the Credit Agreement was $3.0 billion.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At September 30, 2017, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.3 to 1.0 and 14.6 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.’s Form 10-Q for the period ended September 30, 2013 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.

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

Debt - At September 30, 2017 and December 31, 2016, Altria Group, Inc.’s total debt was $13.9 billion.

Guarantees and Other Similar Matters - As discussed in Note 9, Altria Group, Inc. and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at September 30, 2017. From time to time, subsidiaries of Altria Group, Inc. also issue lines of credit to affiliated entities. In addition, as discussed in Note 10, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.
Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 9, PM USA has entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, in June 2009, PM USA and USSTC became subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements and the FDA user fees are based on variable factors, such as volume, operating income, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements and FDA user fees as a component of cost of sales. As a result of the State Settlement Agreements and FDA user fees, Altria Group, Inc.’s subsidiaries recorded approximately $3.6 billion and $3.8 billion of charges to cost of sales for the nine months ended September 30, 2017 and 2016, respectively, and approximately $1.2 billion and $1.3 billion of charges to cost of sales for the three months ended September 30, 2017 and 2016, respectively. For a detailed discussion of settlements of, and determinations made in connection with, disputes with certain states and territories related to the NPM Adjustment provision under the MSA for the years 2003-2012, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 9.

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

Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of September 30, 2017, PM USA had posted various forms of security totaling approximately $61 million, the majority of which have been collateralized with cash deposits. These cash deposits are included in other assets on the condensed consolidated balance sheet.

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

During the nine months ended September 30, 2017, 1.3 million shares of restricted stock and restricted stock units vested. The total fair value of restricted stock and restricted stock units that vested during the nine months ended September 30, 2017 was $95 million. The weighted-average grant date fair value per share of these awards was $36.26.

Dividends paid during the first nine months of 2017 and 2016 were $3,544 million and $3,321 million, respectively, an increase of 6.7%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase program.

During the third quarter of 2017, Altria Group, Inc.’s Board of Directors (the “Board of Directors”) approved an 8.2% increase in the quarterly dividend rate to $0.66 per share of Altria Group, Inc. common stock versus the previous rate of $0.61 per share. Altria Group, Inc. expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $2.64 per share. Future dividend payments remain subject to the discretion of the Board of Directors.

In July 2015, the Board of Directors authorized a $1.0 billion share repurchase program that it expanded to $3.0 billion in October 2016 and to $4.0 billion in July 2017 (as expanded, the “July 2015 share repurchase program”). At September 30, 2017, Altria Group, Inc. had approximately $576 million remaining in the July 2015 share repurchase program, which Altria Group, Inc. expects to complete by the end of the second quarter of 2018. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors. For further discussion of Altria Group, Inc.’s share repurchase program, see Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Item 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.

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

In certain litigation, Altria Group, Inc. and its subsidiaries may face potentially significant non-monetary remedies, which may cause reputational harm. For example, in the lawsuit brought by the United States Department of Justice, discussed in detail in Note 9, the district court did not impose monetary penalties but ordered significant non-monetary remedies, including the issuance of “corrective statements” that Altria Group, Inc. and PM USA will make in various media beginning in the fourth quarter of 2017.

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

Actions by the FDA and other federal, state or local governments or agencies, including those specific actions described in Tobacco Space - Business Environment above, may impact the adult tobacco consumer acceptability of or access to tobacco products (for example, through product standards), limit adult tobacco consumer choices, delay or prevent the launch of new or modified tobacco products or products with claims of reduced risk, require the recall or other removal of tobacco products from the marketplace (for example as a result of product contamination, a determination by the FDA that one or more tobacco products do not satisfy the statutory requirements for substantial equivalence, or because the FDA requires that a modification to a currently-marketed tobacco product proceed through the pre-market review process), restrict communications to adult tobacco consumers, restrict the ability to differentiate tobacco products, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing, labeling or packing requirements, interrupt manufacturing or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments. Any one or more of these actions may have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries. See Tobacco Space - Business Environment above for a more detailed discussion.

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

Altria Group, Inc.’s subsidiaries could decide or be required to recall products, which could have a material adverse effect on the business, reputation, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its subsidiaries.

In addition to a recall required by the FDA, as referenced above, our subsidiaries could decide, or laws or regulations could require them, to recall products due to the failure to meet quality standards or specifications, suspected or confirmed and deliberate or unintentional product contamination, or other adulteration, product misbranding or product tampering. In January 2017, USSTC announced that it was voluntarily recalling certain of its smokeless tobacco products manufactured at a USSTC facility due to product tampering. USSTC recorded a charge during the first quarter of 2017 related to this recall. While this charge was not material to Altria Group, Inc.’s financial statements, future recalls (if any) could have a material adverse effect on the business, reputation, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its subsidiaries.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Altria Group, Inc.’s market risk during the nine months ended September 30, 2017. For additional information regarding quantitative and qualitative disclosures about market risk, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

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

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended September 30, 2017, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

July 1 - 31, 2017	4,300,000	$73.78	4,300,000	$1,018,149,682
August 1 - 31, 2017	3,820,505	$65.54	3,820,505	$767,742,247
September 1 - 30, 2017	3,051,404	$62.90	3,051,404	$575,803,508
For the Quarter Ended September 30, 2017	11,171,909	$67.99	11,171,909

Item 6. Exhibits.

12	Statements regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

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
October 26, 2017