Form 10-K
period 2017-12-31
ALTRIA GROUP, INC.
filed 2018-02-27
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☑ Yes ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company) Smaller operating company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $143 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at February 13, 2018
Common Stock, $0.33 1/3 par value	1,900,449,362 shares
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 17, 2018, to be filed with the Securities and Exchange Commission on or about April 5, 2018, are incorporated by reference into Part III hereof.

Part I
Item 1. Business.
General Development of Business
▪General: Altria Group, Inc. is a holding company incorporated in the Commonwealth of Virginia in 1985. At December 31, 2017, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”), which are engaged in the manufacture and sale of super premium cigarettes and the sale of premium cigars; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas, such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria Group, Inc. and its subsidiaries.
At September 30, 2016, Altria Group, Inc. had an approximate 27% ownership of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounted for under the equity method of accounting. In October 2016, Anheuser-Busch InBev SA/NV (“Legacy AB InBev”) completed its business combination with SABMiller, and Altria Group, Inc. received cash and shares representing a 9.6% ownership in the combined company (the “Transaction”). The newly formed Belgian company, which retained the name Anheuser-Busch InBev SA/NV (“AB InBev”), became the holding company for the combined businesses. Subsequently, Altria Group, Inc. purchased approximately 12 million ordinary shares of AB InBev, increasing Altria Group, Inc.’s ownership to approximately 10.2% at December 31, 2016. At December 31, 2017, Altria Group, Inc. had an approximate 10.2% ownership of AB InBev, which Altria Group, Inc. accounts for under the equity method of accounting using a one-quarter lag. As a result of the one-quarter lag and the timing of the completion of the Transaction, no earnings from Altria Group, Inc.’s equity investment in AB InBev were recorded for the year ended December 31, 2016. For further discussion, see Note 6. Investment in AB InBev/SABMiller to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K (“Item 8”).

In January 2017, Altria Group, Inc. acquired Nat Sherman, which joined PM USA and Middleton as part of Altria Group, Inc.’s smokeable products segment.
▪Source of Funds: Because Altria Group, Inc. is a holding company, its access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At December 31, 2017, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests. In addition, Altria Group, Inc. receives cash dividends on its interest in AB InBev if and when AB InBev pays such dividends.
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

The relative percentages of operating companies income (loss) attributable to each reportable segment and the all other category were as follows:

	2017	2016	2015
Smokeable products	85.8%	86.2%	87.4%
Smokeless products	13.2	13.1	12.8
Wine	1.5	1.8	1.8
All other	(0.5)	(1.1)	(2.0)
Total	100.0%	100.0%	100.0%

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
Tobacco Space
Altria Group, Inc.’s tobacco operating companies include PM USA, USSTC and other subsidiaries of UST, Middleton, Nu Mark and Nat Sherman. Altria Group Distribution Company provides sales and distribution services to Altria Group, Inc.’s tobacco operating companies.
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
▪Cigarettes: PM USA is the largest cigarette company in the United States. Marlboro, the principal cigarette brand of PM USA, has been the largest-selling cigarette brand in the United States for over 40 years. Nat Sherman sells substantially all of its super premium cigarettes in the United States. Total smokeable products segment’s cigarettes shipment volume in the United States was 116.6 billion units in 2017, a decrease of 5.1% from 2016.
▪Cigars: Middleton is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Middleton contracts with a third-party importer to supply a majority of its cigars and sells substantially all of its cigars to customers in the United States. Black & Mild is the principal cigar brand of Middleton. Nat Sherman sources all of its cigars from third-party suppliers and sells substantially all of its cigars to customers in the United States. Total smokeable products segment’s cigars shipment volume was approximately 1.5 billion units in 2017, an increase of 9.9% from 2016.

▪Smokeless tobacco products: USSTC is the leading producer and marketer of moist smokeless tobacco (“MST”) products. The smokeless products segment includes the premium brands, Copenhagen and Skoal, and value brands, Red Seal and Husky. Substantially all of the smokeless tobacco products are manufactured and sold to customers in the United States. Total smokeless products segment’s shipment volume was 841.3 million units in 2017, a decrease of 1.4% from 2016.
▪Innovative tobacco products: Nu Mark participates in the e-vapor category and has developed and commercialized other innovative tobacco products. In addition, Nu Mark sources the production of its e-vapor products through overseas contract manufacturing arrangements. In 2013, Nu Mark introduced MarkTen e-vapor products. In April 2014, Nu Mark acquired the e-vapor business of Green Smoke, Inc. and its affiliates (“Green Smoke”), which began selling e-vapor products in 2009. In 2017, Altria Group, Inc.’s subsidiaries purchased certain intellectual property related to innovative tobacco products.
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
In the fourth quarter of 2016, PMI submitted a Modified Risk Tobacco Product (“MRTP”) application for an electronically heated tobacco product with the United States Food and Drug Administration’s (“FDA”) Center for Tobacco Products and filed its corresponding pre-market tobacco product application in the first quarter of 2017. Upon regulatory authorization by the FDA, Altria Group, Inc.’s subsidiaries will have an exclusive license to sell this heated tobacco product in the United States.
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

In June 2009, the President of the United States of America signed into law the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”), which provides the FDA with broad authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of tobacco products; the authority to require disclosures of related information; and the authority to enforce the FSPTCA and related regulations. The FSPTCA went into effect in 2009 for cigarettes, cigarette tobacco and smokeless tobacco products and in August 2016 for all other tobacco products, including cigars, e-vapor products, pipe tobacco and oral tobacco-derived nicotine products (“Other Tobacco Products”). The FSPTCA imposes restrictions on the advertising, promotion, sale and distribution of tobacco products, including at retail. PM USA, Middleton, Nat Sherman and USSTC are subject to quarterly user fees as a result of the FSPTCA. Their respective FDA user fee amounts are determined by an allocation formula administered by the FDA that is based on the respective market shares of manufacturers and importers of each kind of tobacco product. PM USA, Nat Sherman, USSTC and other U.S. tobacco manufacturers have agreed to other marketing restrictions in the United States as part of the settlements of state health care cost recovery actions.
In the United States, under a contract growing program, PM USA purchases the majority of its burley and flue-cured leaf tobaccos directly from tobacco growers. Under the terms of this program, PM USA agrees to purchase the amount of tobacco specified in the grower contracts. PM USA also purchases a portion of its tobacco requirements through leaf merchants.
Nat Sherman purchases its tobacco requirements through leaf merchants.
USSTC purchases dark fire-cured, dark air-cured and burley leaf tobaccos from domestic tobacco growers under a contract growing program as well as from leaf merchants.
Middleton purchases burley, dark air-cured and flue-cured leaf tobaccos through leaf merchants. Middleton does not have a contract growing program.
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
Wine
Ste. Michelle is a producer and supplier of premium varietal and blended table wines and of sparkling wines. Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle, Columbia Crest and 14 Hands, and owns wineries in or distributes wines from several other domestic and foreign wine regions. Ste. Michelle’s total 2017 wine shipment volume of approximately 8.5 million cases decreased 8.6% from 2016.
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
Financial Services Business
In 2003, PMCC ceased making new investments and began focusing exclusively on managing its portfolio of finance assets in order to maximize its operating results and cash flows from its existing lease portfolio activities and asset sales. For further information on PMCC’s finance assets, see Note 7. Finance Assets, net to the consolidated financial statements in Item 8.
Other Matters
▪Customers: The largest customer of PM USA, USSTC, Middleton and Nat Sherman, McLane Company, Inc., accounted for approximately 26%, 25% and 26% of Altria Group, Inc.’s consolidated net revenues for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, Core-Mark Holding Company, Inc. accounted for approximately 14%, 14% and 10% of Altria Group, Inc.’s consolidated net revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Substantially all of these net revenues were reported in the smokeable products and smokeless products segments.

Sales to three distributors accounted for approximately 67%, 69% and 66% of net revenues for the wine segment for the years ended December 31, 2017, 2016 and 2015, respectively.
▪Employees: At December 31, 2017, Altria Group, Inc. and its subsidiaries employed approximately 8,300 people.
▪Executive Officers of Altria Group, Inc.: The disclosure regarding executive officers is included in Item 10. Directors, Executive Officers and Corporate Governance - Executive Officers as of February 13, 2018 of this Annual Report on Form 10-K.
▪Research and Development: Research and development expense for the years ended December 31, 2017, 2016 and 2015 is set forth in Note 17. Additional Information to the consolidated financial statements in Item 8.
▪Intellectual Property: Trademarks are of material importance to Altria Group, Inc. and its operating companies, and are protected by registration or otherwise. In addition, as of December 31, 2017, the portfolio of approximately 800 United States patents owned by Altria Group, Inc.’s businesses, as a whole, was material to Altria Group, Inc. and its tobacco businesses. However, no one patent or group of related patents was material to Altria Group, Inc.’s business or its tobacco businesses as of December 31, 2017. Altria Group, Inc.’s businesses also have proprietary trade secrets, technology, know-how, processes and other intellectual property rights that are protected by appropriate confidentiality measures. Certain trade secrets are material to Altria Group, Inc. and its tobacco and wine businesses.
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
We (1) may from time to time make written or oral forward-looking statements, including earnings guidance and other statements contained in filings with the SEC, reports to security
_____________________________________________________
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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying estimates or assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements and whether to invest in or remain invested in Altria Group, Inc.’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in, or implied by, any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the “Business Environment” sections preceding our discussion of the operating results of our subsidiaries’ businesses below in Item 7. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.
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
In certain litigation, Altria Group, Inc. and its subsidiaries may face potentially significant non-monetary remedies, which may cause reputational harm. For example, in the lawsuit brought by the United States Department of Justice, discussed in detail in Note 18, the district court did not impose monetary penalties but ordered significant non-monetary remedies, including the issuance of “corrective statements” that Altria Group, Inc. and PM USA began making in various media in the fourth quarter of 2017.
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
Our tobacco businesses face significant competition within their categories and their failure to compete effectively could have an adverse effect on the consolidated results of operations or cash flows of Altria Group, Inc., or the business of Altria Group, Inc.’s tobacco subsidiaries.
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
Altria Group, Inc. and its subsidiaries have growth strategies involving moves and potential moves into adjacent products or processes, including innovative tobacco products. Some innovative tobacco products may reduce the health risks associated with current tobacco products, while continuing to offer adult tobacco consumers (within and outside the United States) products that meet their taste expectations and evolving preferences. Examples include tobacco-containing and nicotine-containing products that reduce or eliminate exposure to cigarette smoke and/or constituents identified by public health authorities as harmful. These efforts may include arrangements with, or investments in, third parties. Our tobacco subsidiaries may not succeed in their efforts to introduce such new products, which would have an adverse effect on the ability to grow new revenue streams.
Further, we cannot predict whether regulators, including the FDA, will permit the marketing or sale of products with claims of reduced risk to adult consumers, the speed with which they may make such determinations or whether regulators will impose an unduly burdensome regulatory framework on such products. Nor can we predict whether adult tobacco consumers’ purchasing decisions would be affected by reduced risk claims if permitted. Adverse developments on any of these matters could negatively impact the commercial viability of such products.
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
Acquisitions or other events may adversely affect Altria Group, Inc.’s credit rating, and Altria Group, Inc. may not achieve its anticipated strategic or financial objectives of a transaction.
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
The failure of Altria Group, Inc.’s information systems or service providers’ information systems to function as intended, or cyber-attacks or security breaches, could have a material adverse effect on the business, reputation, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its subsidiaries.
Altria Group, Inc. and its subsidiaries rely extensively on information systems, many of which are managed by third-party service providers (such as cloud providers), to support a variety of business processes and activities, including: complying with regulatory, legal, financial reporting and tax requirements; engaging in marketing and e-commerce activities; managing and improving the effectiveness of our operations; manufacturing and distributing our products; collecting and storing sensitive data and confidential information; and communicating internally and externally with employees, investors, suppliers, trade customers, adult consumers and others. We continue to make investments in administrative, technical and physical safeguards to protect our information systems and data from cyber-threats, including human error and malicious acts. Our safeguards include employee training, testing and auditing protocols, backup systems and business continuity plans, maintenance of security policies and procedures, monitoring of networks and systems, and third-party risk management.
To date, interruptions of our information systems have been infrequent and have not had a material impact on our operations. However, because technology is increasingly complex and cyber-attacks are increasingly sophisticated and more frequent, there can be no assurance that such incidents will not have a material adverse effect on us in the future. Failure of our systems or service providers’ systems to function as intended, or cyber-attacks or security breaches, could result in loss of revenue, assets, personal data, intellectual property, trade secrets or other sensitive and confidential data, violation of applicable privacy and data security laws, damage to the reputation of our companies and their brands, operational disruptions, legal challenges and significant remediation and other costs to Altria Group, Inc. and its subsidiaries.
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
Dividends and earnings from and carrying value of our equity investment in AB InBev are also subject to the risks encountered by AB InBev in its business. We cannot provide any assurance that AB InBev will successfully execute its business plans and strategies. Earnings from and carrying value of our equity investment in AB InBev are also subject to fluctuations in AB InBev’s stock price, for example through mark-to-market losses on AB InBev’s derivative financial instruments used to hedge certain share commitments.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
In 2017, Altria Client Services LLC purchased the previously leased property in Richmond, Virginia that serves as the headquarters facility for Altria Group, Inc., PM USA, USSTC, Middleton, Nu Mark and certain other subsidiaries.
At December 31, 2017, PM USA owned and operated a manufacturing site located in Richmond, Virginia (“Richmond Manufacturing Center”), that PM USA uses in the manufacturing of cigarettes. Portions of this facility are leased by Middleton and USSTC for use in the manufacturing of cigars and smokeless tobacco products, respectively.
At December 31, 2017, the smokeable products segment used five manufacturing and processing facilities, including the Richmond Manufacturing Center. In addition to the Richmond Manufacturing Center, PM USA owns and operates a cigarette tobacco processing facility located in the Richmond, Virginia area. Nat Sherman owns and operates a cigarette manufacturing facility in Greensboro, North Carolina. Middleton, in addition to the Richmond Manufacturing Center, operates two manufacturing and processing facilities - one, which it owns, in King of Prussia, Pennsylvania, and one, which it leases, in Limerick, Pennsylvania, that are used in the manufacturing and processing of cigars and pipe tobacco. In addition, PM USA owns a research and technology center in Richmond, Virginia that is leased to an affiliate, Altria Client Services LLC.
At December 31, 2017, in addition to the Richmond Manufacturing Center, the smokeless products segment used five smokeless tobacco manufacturing and processing facilities located in Clarksville, Tennessee; Franklin Park, Illinois; Nashville, Tennessee; and two facilities in Hopkinsville, Kentucky, all of which are owned and operated by USSTC, with the exception of the facility leased by USSTC in Franklin Park, Illinois.
As disclosed in Note 4. Asset Impairment, Exit and Implementation Costs to the consolidated financial statements in Item 8 (“Note 4”), in October 2016, Altria Group, Inc. announced the consolidation of certain of its operating companies’ manufacturing facilities to streamline operations and achieve greater efficiencies. Middleton is in the process of transferring its Limerick, Pennsylvania operations to the Richmond Manufacturing Center. USSTC is in the process of transferring its Franklin Park, Illinois operations to its Nashville, Tennessee facility and the Richmond Manufacturing Center. The consolidation is expected to be substantially completed by the end of the first quarter of 2018.
At December 31, 2017, the wine segment used 12 wine-making facilities - seven in Washington, four in California and one in Oregon. All of these facilities are owned and operated by Ste. Michelle, with the exception of a facility that is leased by Ste. Michelle in Washington. In addition, in order to support the production of its wines, the wine segment used vineyards in Washington, California and Oregon that are leased or owned by Ste. Michelle.
The plants and properties owned or leased and operated by Altria Group, Inc. and its subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs.
Item 3. Legal Proceedings.
The information required by this Item is included in Note 18 and Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K. Altria Group, Inc.’s consolidated financial statements and accompanying notes for the year ended December 31, 2017 were filed on Form 8-K on February 1, 2018 (such consolidated financial statements and accompanying notes are also included in Item 8). The following summarizes certain developments in Altria Group, Inc.’s litigation since the filing of the Form 8-K.
Recent Developments
Smoking and Health Litigation
▪Engle Progeny Trial Results:
In Gloger, in February 2018, a Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds Tobacco Company (“R.J. Reynolds”) awarding $7.5 million in compensatory damages. The jury also awarded plaintiff $5 million in punitive damages against each defendant. PM USA posted a bond in the amount of $2.5 million. Defendants filed various post-trial motions, which remain pending, and appealed to the Florida Third District Court of Appeal.
In Wallace, in February 2018, PM USA filed an appeal to the Florida Fifth District Court of Appeal and posted a bond in the amount of approximately $3 million.
In Allen, in February 2018, the Florida Supreme Court denied PM USA’s petition to invoke the court’s discretionary jurisdiction. PM USA will record a pre-tax provision of approximately $10 million for the judgment plus interest in the first quarter of 2018.
In Gore, in February 2018, the Florida Fourth District Court of Appeal affirmed the judgment in favor of plaintiff, withdrew the comparative fault reduction for the compensatory damages award and granted plaintiff leave to seek a new trial on punitive damages. PM USA will record a pre-tax provision of approximately $1 million for the judgment plus interest in the first quarter of 2018.
In Bryant, in February 2018, the trial court denied all post-trial motions and entered final judgment in favor of plaintiff.

Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Performance Graph
The graph below compares the cumulative total shareholder return of Altria Group, Inc.’s common stock for the last five years with the cumulative total return for the same period of the S&P 500 Index and the Altria Group, Inc. Peer Group (1). The graph assumes the investment of $100 in common stock and each of the indices as of the market close on December 31, 2012 and the reinvestment of all dividends on a quarterly basis.

Date	Altria Group, Inc.	Altria Group, Inc. Peer Group	S&P 500
December 2012	$100.00	$100.00	$100.00
December 2013	$128.56	$124.66	$132.37
December 2014	$172.93	$139.49	$150.48
December 2015	$212.87	$162.74	$152.55
December 2016	$256.43	$177.01	$170.78
December 2017	$280.65	$193.86	$208.05
Source: Bloomberg - “Total Return Analysis” calculated on a daily basis and assumes reinvestment of dividends as of the ex-dividend date.
(1)In 2017, the Altria Group, Inc. Peer Group consisted of U.S.-headquartered consumer product companies that are competitors to Altria Group, Inc.’s tobacco operating companies subsidiaries or that have been selected on the basis of revenue or market capitalization: Campbell Soup Company, The Coca-Cola Company, Colgate-Palmolive Company, Conagra Brands, Inc., General Mills, Inc., The Hershey Company, Kellogg Company, Kimberly-Clark Corporation, The Kraft Heinz Company, Mondelēz International, Inc., PepsiCo, Inc., Reynolds American Inc. and British American Tobacco p.l.c. headquartered in London, England.
Note - On July 2, 2015, Kraft Foods Group, Inc. merged with and into a wholly owned subsidiary of H.J. Heinz Holding Corporation, which was renamed The Kraft Heinz Company (KHC). On June 12, 2015, Reynolds American Inc. (RAI) acquired Lorillard, Inc. (LO). On November 9, 2016, ConAgra Foods, Inc. (CAG) spun off Lamb Weston Holdings, Inc. (LW) to its shareholders and then changed its name from ConAgra Foods, Inc. to Conagra Brands, Inc. (CAG). On July 24, 2017, British American Tobacco p.l.c. (BTI) acquired RAI. For 2017, Altria Group, Inc. Peer Group total shareholder return calculation includes RAI through July 24, 2017 and BTI American Depository Receipts for the remainder of the year.

Market and Dividend Information
The principal stock exchange on which Altria Group, Inc.’s common stock (par value $0.33 1/3 per share) is listed is the New York Stock Exchange. At February 13, 2018, there were approximately 64,000 holders of record of Altria Group, Inc.’s common stock.
The table below discloses the high and low sales prices and cash dividends declared per share for Altria Group, Inc.’s common stock as reported by the New York Stock Exchange.

	Price Per Share		Cash Dividends Declared Per Share
	High	Low
2017:
Fourth Quarter	$74.38	$62.32	$0.66
Third Quarter	$74.98	$60.01	$0.66
Second Quarter	$77.79	$69.79	$0.61
First Quarter	$76.55	$67.25	$0.61
2016:
Fourth Quarter	$68.03	$60.82	$0.61
Third Quarter	$70.15	$62.46	$0.61
Second Quarter	$69.26	$59.48	$0.565
First Quarter	$63.15	$56.15	$0.565
Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2017
In July 2015, Altria Group, Inc.’s Board of Directors (the “Board of Directors”) authorized a $1.0 billion share repurchase program that it expanded to $3.0 billion in October 2016 and to $4.0 billion in July 2017 (as expanded, the “July 2015 share repurchase program”). The July 2015 share repurchase program was completed in January 2018. In January 2018, the Board of Directors authorized a new $1.0 billion share repurchase program, which Altria Group, Inc. expects to complete by the end of 2018. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.
Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended December 31, 2017, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1- October 31, 2017	2,983,437	$64.36	2,982,371	$383,869,878
November 1- November 30, 2017	2,798,299	$64.98	2,790,984	$202,512,372
December 1- December 31, 2017	2,587,120	$71.16	2,587,120	$18,411,335
For the Quarter Ended December 31, 2017	8,368,856	$66.67	8,360,475

(1)
The total number of shares purchased includes (a) shares purchased under the July 2015 share repurchase program (which totaled 2,982,371 shares in October, 2,790,984 shares in November and 2,587,120 shares in December) and (b) shares withheld by Altria Group, Inc. in an amount equal to the statutory withholding taxes for holders who vested in stock-based awards (which totaled 1,066 shares in October and 7,315 shares in November).

Item 6. Selected Financial Data.
(in millions of dollars, except per share and employee data)

	2017	2016	2015	2014	2013
Summary of Operations:
Net revenues	$25,576	$25,744	$25,434	$24,522	$24,466
Cost of sales	7,543	7,746	7,740	7,785	7,206
Excise taxes on products	6,082	6,407	6,580	6,577	6,803
Operating income	9,556	8,762	8,361	7,620	8,084
Interest and other debt expense, net	705	747	817	808	1,049
Earnings from equity investment in AB InBev/SABMiller	532	795	757	1,006	991
Gain on AB InBev/SABMiller business combination	445	13,865	5	—	—
Earnings before income taxes (2)	9,828	21,852	8,078	7,774	6,942
Pre-tax profit margin (2)	38.4%	84.9%	31.8%	31.7%	28.4%
(Benefit) provision for income taxes (1)(2)	(399)	7,608	2,835	2,704	2,407
Net earnings (1)(2)	10,227	14,244	5,243	5,070	4,535
Net earnings attributable to Altria Group, Inc. (1)(2)	10,222	14,239	5,241	5,070	4,535
Basic and Diluted EPS — net earnings attributable to Altria Group, Inc. (1)(2)	5.31	7.28	2.67	2.56	2.26
Dividends declared per share	2.54	2.35	2.17	2.00	1.84
Weighted average shares (millions) — Basic and Diluted	1,921	1,952	1,961	1,978	1,999
Capital expenditures	199	189	229	163	131
Depreciation	188	183	204	188	192
Property, plant and equipment, net	1,914	1,958	1,982	1,983	2,028
Inventories	2,225	2,051	2,031	2,040	1,879
Total assets (2)	43,202	45,932	31,459	33,440	33,858
Long-term debt	13,030	13,881	12,843	13,610	13,907
Total debt	13,894	13,881	12,847	14,610	14,432
Total stockholders’ equity (1)(2)	15,380	12,773	2,873	3,010	4,118
Common dividends declared as a % of Basic and Diluted EPS (1)(2)	47.8%	32.3%	81.3%	78.1%	81.4%
Book value per common share outstanding (1)(2)	8.09	6.57	1.47	1.53	2.07
Market price per common share — high/low	77.79-60.01	70.15-56.15	61.74-47.31	51.67-33.80	38.58-31.85
Closing price per common share at year end	71.41	67.62	58.21	49.27	38.39
Price/earnings ratio at year end — Basic and Diluted (1)(2)	13	9	22	19	17
Number of common shares outstanding at year end (millions)	1,901	1,943	1,960	1,971	1,993
Approximate number of employees	8,300	8,300	8,800	9,000	9,000
(1) Certain 2017 amounts include the impact of the enactment of the Tax Reform Act (as defined in Item 7). For further discussion, see Note 14 in Item 8.
(2) Certain 2016 amounts include the impact of the gain on AB InBev/SABMiller business combination. For further information, see Note 6 in Item 8.

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
Description of the Company
At December 31, 2017, Altria Group, Inc.’s wholly-owned subsidiaries included PM USA, which is engaged in the manufacture and sale of cigarettes in the United States; Middleton, which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; Nat Sherman, which is engaged in the manufacture and sale of super premium cigarettes and the sale of premium cigars; and UST, which through its wholly-owned subsidiaries, including USSTC and Ste. Michelle, is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark, a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and PMCC, a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas, such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria Group, Inc. and its subsidiaries. In addition, Nu Mark, Middleton and Nat Sherman use third-party arrangements in the manufacture of their products. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At December 31, 2017, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At September 30, 2016, Altria Group, Inc. had an approximate 27% ownership of SABMiller, which Altria Group, Inc. accounted for under the equity method of accounting. In October 2016, Legacy AB InBev completed the Transaction, and AB InBev became the holding company for the combined SABMiller and Legacy AB InBev businesses. Upon completion of the Transaction, Altria Group, Inc. had a 9.6% ownership of AB InBev based on AB InBev’s shares outstanding. Subsequently, Altria Group, Inc. purchased approximately 12 million ordinary shares of AB InBev, increasing Altria Group, Inc.’s ownership to approximately 10.2% at December 31, 2016. At December 31, 2017, Altria

Group, Inc. had an approximate 10.2% ownership of AB InBev, which Altria Group, Inc. accounts for under the equity method of accounting using a one-quarter lag. As a result of the one-quarter lag and the timing of the completion of the Transaction, no earnings from Altria Group, Inc.’s equity investment in AB InBev were recorded for the year ended December 31, 2016. Altria Group, Inc. receives cash dividends on its interest in AB InBev if and when AB InBev pays such dividends. For further discussion, see Note 6. Investment in AB InBev/SABMiller to the consolidated financial statements in Item 8 (“Note 6”).
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
In January 2017, Altria Group, Inc. acquired Nat Sherman, which joined PM USA and Middleton as part of Altria Group, Inc.’s smokeable products segment.

Executive Summary
The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.
Consolidated Results of Operations
The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the year ended December 31, 2017, from the year ended December 31, 2016, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the year ended December 31, 2016	$14,239	$7.28
2016 NPM Adjustment Items	11	0.01
2016 Asset impairment, exit, implementation and acquisition-related costs	135	0.07
2016 Tobacco and health litigation items	71	0.04
2016 SABMiller special items	(57)	(0.03)
2016 Loss on early extinguishment of debt	541	0.28
2016 Patent litigation settlement	13	0.01
2016 Gain on AB InBev/SABMiller business combination	(9,001)	(4.61)
2016 Tax items	(30)	(0.02)
Subtotal 2016 special items	(8,317)	(4.25)
2017 NPM Adjustment Items	(2)	—
2017 Asset impairment, exit, implementation and acquisition-related costs	(55)	(0.03)
2017 Tobacco and health litigation items	(50)	(0.03)
2017 AB InBev special items	(105)	(0.05)
2017 Gain on AB InBev/SABMiller business combination	289	0.15
2017 Settlement charge for lump sum pension payments	(49)	(0.03)
2017 Tax items	3,674	1.91
Subtotal 2017 special items	3,702	1.92
Fewer shares outstanding	—	0.05
Change in tax rate	124	0.06
Operations	474	0.25
For the year ended December 31, 2017	$10,222	$5.31
See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

▪	Fewer Shares Outstanding: Fewer shares outstanding during 2017 compared with 2016 were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase program.

▪
Change in Tax Rate: The change in tax rate was driven primarily by no tax being due on the dividends Altria Group, Inc. received from AB InBev during 2017 as a result of a deemed repatriation tax associated with the Tax Reform Act (as defined below). For further discussion, see Note 14. Income Taxes to the consolidated financial statements in Item 8 (“Note 14”).

▪	Operations: The increase of $474 million in operations shown in the table above was due primarily to higher income from the smokeable products and smokeless products segments.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.
2018 Forecasted Results
In February 2018, Altria Group, Inc. forecasted that its 2018 full-year adjusted diluted EPS growth rate is expected to be in the range of 15% to 19% over 2017 full-year adjusted diluted EPS. This forecasted growth rate excludes the income and expense items in the table below. Altria Group, Inc.’s 2018 guidance reflects investments in focus areas for long-term growth, including innovative product development and launches, regulatory science, brand equity, retail fixtures and future retail concepts. Altria Group, Inc. expects its 2018 full-year adjusted effective tax rate will be in a range of approximately 23% to 24%.
Altria Group, Inc.’s full-year adjusted diluted EPS guidance and full-year forecast for its adjusted effective tax rate exclude the impact of certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, gain on the Transaction, AB InBev/SABMiller special items, certain tax items, charges associated with tobacco and health litigation items, and resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 18).
Altria Group, Inc.’s management cannot estimate on a forward-looking basis the impact of certain income and expense items, including those items noted in the preceding paragraph, on Altria Group, Inc.’s reported diluted EPS and reported effective tax rate because these items, which could be significant, may be infrequent, are difficult to predict and may be highly variable. As a result, Altria Group, Inc. does not provide a corresponding United States generally accepted accounting principles (“U.S. GAAP”) measure for, or reconciliation to, its adjusted diluted EPS guidance or its adjusted effective tax rate forecast.
In addition, the factors described in Item 1A represent continuing risks to this forecast.

Expense (Income), Net Excluded from Adjusted Diluted EPS

	2018		2017
Asset impairment, exit, implementation and acquisition-related costs	$—		$0.03
Tobacco and health litigation items	—		0.03
AB InBev special items	—		0.05
Gain on AB InBev/SABMiller business combination	—		(0.15)
Settlement charge for lump sum pension payments	—		0.03
Tax items	0.09	(1)	(1.91)
	$0.09		$(1.92)
(1) Represents tax expense for a tax basis adjustment related to the deemed repatriation tax associated with the Tax Reform Act (as defined below). For further discussion, see Note 14.
Altria Group, Inc. reports its financial results in accordance with U.S. GAAP. Altria Group, Inc.’s management reviews certain financial results, including diluted EPS, on an adjusted basis, which excludes certain income and expense items, including those items noted above. Altria Group, Inc.’s management does not view any of these special items to be part of Altria Group, Inc.’s underlying results as they may be highly variable, may be infrequent, are difficult to predict and can distort underlying business trends and results. Altria Group, Inc.’s management also reviews income tax rates on an adjusted basis. Altria Group, Inc.’s adjusted effective tax rate may exclude certain tax items from its reported effective tax rate. Altria Group, Inc.’s management believes that adjusted financial measures provide useful additional insight into underlying business trends and results and provide a more meaningful comparison of year-over-year results. Adjusted financial measures are used by management and regularly provided to the CODM for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. These adjusted financial measures are not consistent with U.S. GAAP and may not be calculated the same as similarly titled measures used by other companies. These adjusted financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.
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

Substantially all of the goodwill and indefinite-lived intangible assets recorded by Altria Group, Inc. at December 31, 2017 relate to the acquisitions of Nat Sherman in 2017, Green Smoke in 2014, UST in 2009 and Middleton in 2007. Altria Group, Inc. conducts a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require Altria Group, Inc. to perform an interim review. If the carrying value of goodwill exceeds its fair value, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the implied fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, the indefinite-lived intangible asset is considered impaired and is reduced to fair value. For substantially all goodwill and indefinite-lived intangible assets, the fair values are determined using discounted cash flows.
Goodwill by reporting unit and indefinite-lived intangible assets at December 31, 2017 were as follows:

(in millions)	Goodwill	Indefinite-Lived Intangible Assets
Cigarettes	$22	$172
Smokeless products	5,023	8,801
Cigars	77	2,640
Wine	74	287
E-vapor	111	31
Other	—	194
Total	$5,307	$12,125
During 2017, 2016 and 2015, Altria Group, Inc. completed its quantitative annual impairment test of goodwill and indefinite-lived intangible assets, and no impairment charges resulted. At December 31, 2017, the estimated fair values of all reporting units and the indefinite-lived intangible assets within those reporting units substantially exceeded their carrying values, except for the Columbia Crest trademark within the wine reporting unit. At December 31, 2017, the fair value of the Columbia Crest trademark exceeded its book value of $54 million by approximately 9%. Results for Columbia Crest in 2017 were negatively impacted by increased competitive activity and continued trade inventory reductions.
In 2017, Altria Group, Inc. used an income approach to estimate the fair values of substantially all of its reporting units and indefinite-lived intangible assets. The income approach reflects the discounting of expected future cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows. The weighted-average discount rate used in performing the valuations was approximately 9%.
In performing the 2017 discounted cash flow analysis, Altria Group, Inc. made various judgments, estimates and assumptions, the most significant of which were volume, income, growth rates and discount rates. The analysis incorporated assumptions used in Altria Group, Inc.’s long-term financial forecast, which is used by Altria Group, Inc.’s management to evaluate business and financial performance, including allocating resources and evaluating results relative to setting employee compensation targets. The assumptions incorporated the highest and best use of Altria Group, Inc.’s indefinite-lived intangible assets and also included perpetual growth rates for periods beyond the long-term financial forecast. The perpetual growth rate used in performing all of the valuations was 2%. Fair value calculations are sensitive to changes in these estimates and assumptions, some of which relate to broader macroeconomic conditions outside of Altria Group, Inc.’s control.
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
▪Contingencies: As discussed in Note 18 and Item 3, legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria Group, Inc. and its subsidiaries, including PM USA and UST and its subsidiaries, as well as their respective indemnitees. In 1998, PM USA and certain other U.S. tobacco product manufacturers entered into the 1998 Master Settlement

Agreement (the “MSA”) with 46 states and various other governments and jurisdictions to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other U.S. tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). PM USA’s portion of ongoing adjusted payments and legal fees is based on its relative share of the settling manufacturers’ domestic cigarette shipments, including roll-your-own cigarettes, in the year preceding that in which the payment is due. In addition, PM USA, Middleton, Nat Sherman and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements and the FDA user fees are based on variable factors, such as volume, operating income, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements and FDA user fees as a component of cost of sales. Altria Group, Inc.’s subsidiaries recorded approximately $4.7 billion, $4.9 billion and $4.8 billion of charges to cost of sales for the years ended December 31, 2017, 2016 and 2015, respectively, in connection with the State Settlement Agreements and FDA user fees.
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
At December 31, 2017, Altria Group, Inc.’s discount rate assumptions for its pension and postretirement plans obligations decreased from 4.1% to 3.7% at December 31, 2017. Altria Group, Inc. presently anticipates an increase of approximately $30 million in its 2018 pre-tax pension and postretirement expense versus 2017, excluding amounts in each year related to termination, settlement and curtailment. This anticipated increase is due primarily to higher amortization of unrecognized losses, driven by the impact of lower discount rates, partially offset by the expected return on postretirement assets resulting from the December 2017 $270 million contribution to fund certain postretirement benefits. Assuming no change to the shape of the yield curve, a 50 basis point decrease in Altria Group, Inc.’s discount rates would increase Altria Group, Inc.’s pension and postretirement expense by approximately $53 million, and a 50 basis point increase in Altria Group, Inc.’s discount rates would decrease Altria Group, Inc.’s pension and postretirement expense by approximately $49 million. Similarly, a 50 basis point decrease (increase) in the expected return on plan assets would increase (decrease) Altria Group, Inc.’s pension and postretirement expense by approximately $38 million. See Note 16 for a sensitivity discussion of the assumed health care cost trend rates.
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
Altria Group, Inc. recognized income tax benefits and charges in the consolidated statements of earnings during 2017, 2016 and 2015 as a result of various tax events, including the impact of the Tax Reform Act (as defined below).

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The main provisions of the Tax Reform Act that impact Altria Group, Inc. include: (i) a reduction in the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018, and (ii) changes in the treatment of foreign-source income, commonly referred to as a modified territorial tax system.
The transition to a modified territorial tax system required Altria Group, Inc. to record a deemed repatriation tax and an associated tax basis benefit in 2017. The tax impact related to the tax basis benefit and the deemed repatriation tax was based on provisional estimates as of January 18, 2018, substantially all of which were related to Altria Group, Inc.’s share of AB InBev’s accumulated earnings and associated taxes. Altria Group, Inc. may be required to adjust these provisional estimates based on (i) additional guidance related to, or interpretation of, the Tax Reform Act and associated tax laws and (ii) additional information to be received from AB InBev, including information regarding AB InBev’s accumulated earnings and associated taxes for the 2016 and 2017 tax years. This additional guidance and information could result in increases or decreases to the provisional estimates, which may be significant in relation to these estimates. Altria Group, Inc. will record any such adjustments in 2018.
For additional information on income taxes, see Note 14.

Consolidated Operating Results

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Net Revenues:
Smokeable products	$22,636	$22,851	$22,792
Smokeless products	2,155	2,051	1,879
Wine	698	746	692
All other	87	96	71
Net revenues	$25,576	$25,744	$25,434
Excise Taxes on Products:
Smokeable products	$5,927	$6,247	$6,423
Smokeless products	132	135	133
Wine	23	25	24
Excise taxes on products	$6,082	$6,407	$6,580
Operating Income:
Operating companies income (loss):
Smokeable products	$8,408	$7,768	$7,569
Smokeless products	1,300	1,177	1,108
Wine	147	164	152
All other	(51)	(99)	(169)
Amortization of intangibles	(21)	(21)	(21)
General corporate expenses	(227)	(222)	(237)
Reductions of PMI tax-related receivable	—	—	(41)
Corporate asset impairment and exit costs	—	(5)	—
Operating income	$9,556	$8,762	$8,361

As discussed further in Note 15, the CODM reviews operating companies income to evaluate the performance of, and allocate resources to, the segments. Operating companies income for the segments is defined as operating income before general corporate expenses and amortization of intangibles. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.
The following events that occurred during 2017, 2016 and 2015 affected the comparability of statement of earnings amounts.
▪Gain on AB InBev/SABMiller Business Combination: For the year ended December 31, 2017, Altria Group, Inc. recorded pre-tax gains of $445 million related to the planned completion of the remaining AB InBev divestitures of certain SABMiller assets and businesses in connection with Legacy AB InBev obtaining necessary regulatory clearances for the Transaction. As a result of the Transaction, for the year ended December 31, 2016, Altria Group, Inc. recorded a pre-tax gain of approximately $13.9 billion. For further discussion, see Note 6.
▪NPM Adjustment Items: For the years ended December 31, 2017, 2016 and 2015, pre-tax expense (income) for NPM Adjustment Items was recorded in Altria Group, Inc.’s consolidated statements of earnings as follows:

(in millions)	2017	2016	2015
Smokeable products segment	$(5)	$12	$(97)
Interest and other debt expense, net	9	6	13
Total	$4	$18	$(84)
The amounts shown in the table above for the smokeable products segment were recorded by PM USA as increases (reductions) to costs of sales, which decreased (increased) operating companies income in the smokeable products segment. For further discussion, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 18.
▪Tobacco and Health Litigation Items: For the years ended December 31, 2017, 2016 and 2015, pre-tax charges related to certain tobacco and health litigations items were recorded in Altria Group, Inc.’s consolidated statements of earnings as follows:

(in millions)	2017	2016	2015
Smokeable products segment	$72	$88	$127
Interest and other debt expense, net	8	17	23
Total	$80	$105	$150
During 2017, PM USA recorded pre-tax charges of $72 million in marketing, administration and research costs and $8 million in interest costs, substantially all of which related to 11 Engle progeny cases.
During 2016, PM USA recorded pre-tax charges of $88 million in marketing, administration and research costs, primarily related to settlements in the Miner and Aspinall cases totaling approximately $67 million and $16 million related to a judgment in the Merino case. In addition, during 2016, PM USA recorded $17 million in interest costs primarily related to Aspinall.
During 2015, PM USA recorded pre-tax charges in marketing, administration and research costs in seven state Engle progeny cases and Schwarz of $59 million and $25 million, respectively, as well as $14 million and $9 million, respectively, in interest costs related to these cases. Additionally in 2015, PM USA and certain other cigarette manufacturers reached an agreement to resolve approximately 415 pending federal Engle progeny cases. As a result of the agreement, PM USA recorded a pre-tax provision of approximately $43 million in marketing, administration and research costs.
For further discussion, see Note 18.
▪Settlement for Lump Sum Pension Payments: In the third quarter of 2017, Altria Group, Inc. made a voluntary, limited-time offer to former employees with vested benefits in the Altria Retirement Plan who had not commenced receiving benefit payments and who met certain other conditions. Eligible participants were offered the opportunity to make a one-time election to receive their pension benefit as a single lump sum payment or as a monthly annuity. As a result of the 2017 lump sum distributions, a one-time pre-tax settlement charge of $81 million was recorded in 2017 in Altria Group, Inc.’s consolidated statement of earnings as follows:

For the Year Ended December 31, 2017
(in millions)	Cost of Sales	Marketing, Administration and Research Costs	Total
Smokeable products	$39	$18	$57
Smokeless products	—	16	16
General corporate and other	—	8	8
Total	$39	$42	$81
For further discussion, see Note 16.
▪Asset Impairment, Exit, Implementation, Integration and Acquisition-Related Costs: Pre-tax asset impairment, exit, implementation, integration and acquisition-related costs for the years ended December 31, 2017, 2016 and 2015 were $89 million, $206 million and $11 million, respectively.
In October 2016, Altria Group, Inc. announced the consolidation of certain of its operating companies’ manufacturing facilities to streamline operations and achieve greater efficiencies. The consolidation is expected to be substantially completed by the end of the first quarter of 2018 and deliver approximately $50 million in annualized cost savings by the end of 2018.
As a result of the consolidation, Altria Group, Inc. expects to record total pre-tax charges of approximately $150 million, or $0.05 per share. Of this amount, during 2017, Altria Group, Inc.

recorded pre-tax charges of $78 million and, in 2016, recorded $71 million.
In January 2016, Altria Group, Inc. announced a productivity initiative designed to maintain its operating companies’ leadership and cost competitiveness. The initiative, which reduces spending on certain selling, general and administrative infrastructure and implements a leaner organizational structure, delivered Altria Group, Inc.’s goal of approximately $300 million in annualized productivity savings as of December 31, 2017. As a result of the initiative, during 2016, Altria Group, Inc. incurred total pre-tax restructuring charges of $132 million. Total pre-tax charges related to the initiative have been completed.
For further discussion on asset impairment, exit and implementation costs, including a breakdown of these costs by segment, see Note 4.
▪Loss on Early Extinguishment of Debt: During 2016 and 2015, Altria Group, Inc. completed debt tender offers to purchase for cash certain of its senior unsecured notes in aggregate principal amounts of $0.9 billion and $0.8 billion, respectively.
As a result of these debt tender offers, pre-tax losses on early extinguishment of debt were recorded as follows:

(in millions)	2016	2015
Premiums and fees	$809	$226
Write-off of unamortized debt discounts and debt issuance costs	14	2
Total	$823	$228
For further discussion, see Note 9. Long-Term Debt to the consolidated financial statements in Item 8 (“Note 9”).
▪AB InBev/SABMiller Special Items: Altria Group, Inc.’s earnings from its equity investment in AB InBev for 2017 included net pre-tax charges of $160 million, consisting primarily of Altria Group, Inc.’s share of AB InBev’s Brazilian tax item and Altria Group, Inc.’s share of AB InBev’s mark-to-market losses on AB InBev’s derivative financial instruments used to hedge certain share commitments. Altria Group, Inc.’s earnings from its equity investment in SABMiller for 2016 included net pre-tax income of $89 million, due primarily to a pre-tax non-cash gain of $309 million, reflecting Altria Group, Inc.’s share of SABMiller’s increase to shareholders’ equity, resulting from the completion of the SABMiller, The Coca-Cola Company and Gutsche Family Investments transaction, combining bottling operations in Africa, partially offset by Altria Group, Inc.’s share of SABMiller’s costs related to the Transaction and asset impairment charges. Altria Group, Inc.’s earnings from its equity investment in SABMiller for 2015 included net pre-tax charges of $126 million, consisting primarily of Altria Group, Inc.’s share of SABMiller’s asset impairment charges.
▪Tax Items: Tax items for 2017 included net tax benefits of $3,367 million related to the Tax Reform Act recorded in the fourth quarter of 2017 as follows: (i) a tax benefit of $3,017 million to re-measure Altria Group, Inc. and its consolidated subsidiaries’ net deferred tax liabilities based on the new U.S. federal statutory rate; and (ii) a net tax benefit of $763 million for a tax basis adjustment associated with the deemed repatriation tax, partially offset by tax expense of $413 million for the deemed repatriation tax. Additional tax items for 2017 included tax benefits for the release of a valuation allowance related to deferred income tax assets for foreign tax credit carryforwards; and tax benefits related primarily to the effective settlement in 2017 of the Internal Revenue Service (“IRS”) audit of Altria Group, Inc. and its consolidated subsidiaries’ 2010-2013 tax years (“IRS 2010-2013 Audit”), partially offset by tax expense for tax reserves related to the calculation of certain foreign tax credits. Tax items for 2016 primarily included the reversal of tax accruals no longer required. Tax items for 2015 primarily included the reversal of tax reserves and associated interest due primarily to the closure in August 2015 of the IRS audit of Altria Group, Inc. and its consolidated subsidiaries’ 2007-2009 tax years, partially offset by a reversal of foreign tax credits primarily associated with SABMiller dividends. For further discussion, see Note 14.
2017 Compared with 2016
The following discussion compares consolidated operating results for the year ended December 31, 2017 with the year ended December 31, 2016.
Net revenues, which include excise taxes billed to customers, decreased $168 million (0.7%), due primarily to lower net revenues in the smokeable products and wine segments, partially offset by higher net revenues in the smokeless products segment.
Cost of sales decreased $203 million (2.6%), due primarily to lower smokeable products segment shipment volume, partially offset by higher per unit settlement charges.
Excise taxes on products decreased $325 million (5.1%), due primarily to lower smokeable products segment shipment volume.
Marketing, administration and research costs decreased $288 million (10.9%), due primarily to lower costs in the smokeable products segment.
Operating income increased $794 million (9.1%), due primarily to higher operating results from the smokeable and smokeless products segments (which included lower asset impairment and exit costs).
Interest and other debt expense, net, decreased $42 million (5.6%), due primarily to lower interest costs on debt in 2017 as a result of debt refinancing activities in 2016 and higher interest income due to higher interest rates in 2017.
Earnings from Altria Group, Inc.’s equity investment in AB InBev/SABMiller, which decreased $263 million (33.1%), were negatively impacted by AB InBev/SABMiller special items.
Altria Group, Inc.’s effective income tax rate decreased 38.9 percentage points to an effective income tax benefit rate of 4.1%, substantially all of which is due to the Tax Reform Act. For further discussion, see Note 14.

Net earnings attributable to Altria Group, Inc. of $10,222 million decreased $4,017 million (28.2%), due primarily to a lower gain on the Transaction in 2017 and lower earnings from Altria Group, Inc.’s equity investment in AB InBev/SABMiller, partially offset by a lower effective income tax rate, a loss on early extinguishment of debt in 2016 and higher operating income. Diluted and basic EPS attributable to Altria Group, Inc. of $5.31, each decreased by 27.1% due to lower net earnings attributable to Altria Group, Inc., partially offset by fewer shares outstanding.
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

▪
restrictions on the sale of tobacco products by certain retail establishments, the sale of certain tobacco products with certain characterizing flavors (such as menthol) and the sale of tobacco products in certain package sizes;

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
In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria Group, Inc.’s tobacco subsidiaries. Our tobacco subsidiaries believe that a significant number of adult tobacco consumers switch between tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products. The e-vapor category grew rapidly from 2012 through early 2015 off a small base, but then slowed. The growth trend resumed in 2017. Nu Mark believes the category will continue to be dynamic as adult tobacco consumers explore a variety of tobacco product options.
Altria Group, Inc. and its tobacco subsidiaries work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the United States through innovation and adjacency growth strategies (including, where appropriate, arrangements with, or investments in, third parties). See the discussions regarding new product technologies, adjacency growth strategy and evolving consumer preferences in Item1A for certain risks associated with the foregoing discussion.
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

▪	establishes pre-market review pathways for new and modified tobacco products for the FDA to follow (see Pre-Market Review Pathways Including Substantial Equivalence below); and

▪	equips the FDA with a variety of investigatory and enforcement tools, including the authority to inspect tobacco product manufacturing and other facilities.
▪Pre-Market Review Pathways Including Substantial Equivalence: The FSPTCA imposes restrictions on marketing new and modified tobacco products, requiring FDA review to begin marketing a new product or continue marketing a modified product. Specifically, cigarettes, cigarette tobacco and smokeless tobacco products modified or first introduced into the market after March 22, 2011, and Other Tobacco Products modified or first introduced into the market after August 8, 2016, are subjected to new tobacco product application and pre-market review and authorization requirements unless a manufacturer can demonstrate they are “substantially equivalent” to products commercially marketed as of February 15, 2007. The FDA could deny any such new tobacco product application, thereby preventing the distribution and sale of any product affected by such denial.
For cigarettes, cigarette tobacco and smokeless tobacco products modified or first introduced into the market between February 15, 2007 and March 22, 2011 (“provisional products”) for which a manufacturer submitted substantial equivalence reports that the FDA determines are not “substantially equivalent” to products commercially marketed as of February 15, 2007, the FDA could require the removal of such products from the marketplace (see FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways below).
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
▪FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation: In July 2017, the FDA announced a new comprehensive plan for tobacco and nicotine regulation that will serve as the FDA’s multi-year regulatory road map (the “July 2017 Comprehensive Plan”). The FDA has stated its belief that this approach will strike an appropriate balance between regulation and encouraging development of innovative tobacco products that may be less risky than cigarettes. Major components of the July 2017 Comprehensive Plan include the following:
▪the FDA’s planned issuance of advance notices of proposed rulemaking (“ANPRM”) seeking comments for potential future regulations establishing product standards for (i) nicotine in combustible cigarettes, (ii) flavors in tobacco products and (iii) e-vapor products (see FDA Regulatory Actions - Product Standards below);
▪the FDA’s planned extension of the timelines to submit applications for Other Tobacco Products that were on the market as of August 8, 2016, which the FDA extended in August 2017 (see FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways below);

▪the FDA’s reconsideration of whether its current plan, which is to review all “provisional” products pending in the substantial equivalence queue, is an effective use of its resources and, if not, whether it should continue to pursue its current approach to these reviews (see FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways below). As previously noted, a “provisional” product refers to cigarettes, cigarette tobacco and smokeless tobacco products modified or first commercially available after February 15, 2007 and before March 22, 2011; and
▪the FDA’s planned issuance of foundational regulations identifying the information the FDA expects to be included in substantial equivalence reports and applications for “new tobacco products” and “modified risk tobacco products.” The FDA also plans to finalize guidance on how it intends to review new product applications for e-vapor products.
▪Implementation Timing, Rulemaking and Guidance: The implementation of the FSPTCA began in 2009 for cigarettes, cigarette tobacco and smokeless tobacco products and in August 2016 for Other Tobacco Products and will continue over time. The provisions of the FSPTCA that require the FDA to take action through rulemaking generally involve consideration of public comment and, for some issues, scientific review. As required by the FSPTCA, the FDA has established a tobacco product scientific advisory committee (the “TPSAC”), which consists of voting and non-voting members, to provide advice, reports, information and recommendations to the FDA on scientific and health issues relating to tobacco products. TPSAC votes are considered by the FDA, but are not binding. From time to time, the FDA issues guidance that also generally involves public comment, which may be issued in draft or final form.
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
The FSPTCA imposes user fees on cigarette, cigarette tobacco, smokeless tobacco, cigar and pipe tobacco manufacturers and importers to pay for the cost of regulation and other matters. The FSPTCA does not impose user fees on e-vapor product manufacturers. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation and then among manufacturers and importers within each respective category based on their relative market shares, all as prescribed by the statute and FDA regulations. Payments for user fees are adjusted for several factors, including inflation, market share and industry volume. For a discussion of the impact of the FDA user fee payments on Altria Group, Inc., see Financial Review - Off-Balance Sheet Arrangements and Aggregate Contractual Obligations - Payments Under State Settlement Agreements and FDA Regulation below. In addition, compliance with the FSPTCA’s regulatory requirements has resulted and will continue to result in additional costs for our tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter or year to date period but could become material, either individually or in the aggregate, to one or more of our tobacco subsidiaries.
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
Since enactment in 2009, several lawsuits have been filed challenging various provisions of the FSPTCA, the Final Tobacco Marketing Rule and the deeming regulations, including their constitutionality and the scope of the FDA’s authority thereunder. One lawsuit challenged the constitutionality of an FDA regulation that restricts tobacco manufacturers from using the trade or brand name of a non-tobacco product on cigarettes or smokeless tobacco products. The case was dismissed and the FDA agreed not to enforce the current or any amended trade name rule until at least 180 days after rulemaking on the amended rule concludes. In November 2011, the FDA proposed an amended rule, but has not yet issued a final rule. PM USA and USSTC submitted comments on the proposed amended rule.

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

PM USA and USSTC have received decisions on certain provisional and non-provisional products, some of which were found to be substantially equivalent and others were found to be not substantially equivalent. The provisional products (all smokeless tobacco products) found to be not substantially equivalent had been discontinued for business reasons prior to the FDA’s determination; therefore, the determinations did not impact business results. In February 2018, USSTC filed a lawsuit challenging the FDA’s determination that certain of its non-provisional products are not substantially equivalent. There remain a significant number of substantial equivalence reports for products for which the FDA has not announced decisions. At the request of the FDA, our cigarette and smokeless tobacco subsidiaries have provided additional information with respect to certain of these substantial equivalence reports. We cannot predict whether this additional information will be satisfactory to the FDA to result in substantial equivalence determinations for the products covered by those reports. It is also not possible to predict how long reviews by the FDA of substantial equivalence reports or new tobacco product applications for any tobacco product will take. A “not substantially equivalent” determination or denial of a new tobacco product application on one or more products could have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.
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
Manufacturers intending to first introduce new and modified cigarette, cigarette tobacco and smokeless tobacco products into the market after March 22, 2011 or intending to first introduce new and modified Other Tobacco Products into the market after August 8, 2016, must submit substantial equivalence reports to the FDA and obtain “substantial equivalence orders” from the FDA or submit new tobacco product applications to the FDA and obtain “new tobacco product marketing orders” from the FDA before introducing the products into the market.
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

▪	Potential Product Standards

▪
Menthol in cigarettes: As required by the FSPTCA, the TPSAC submitted a report on the impact of the use of menthol in cigarettes on the public health and related recommendations to the FDA in March 2011. It recommended, among other things, that the “[r]emoval of menthol cigarettes from the marketplace would benefit public health in the United States” and also noted that any ban on menthol cigarettes could lead to an increase in contraband cigarettes and other potential unintended consequences. Also in March 2011, PM USA submitted a report to the FDA outlining its position that regulatory actions related to the use of menthol cigarettes are not warranted based on available science and evidence and that any significant restrictions on the use of menthol in cigarettes would have unintended consequences detrimental to public health and society.

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

▪
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

▪	Nicotine and Flavors: As noted above, the FDA announced in the July 2017 Comprehensive Plan its intent to seek comments through an ANPRM on the following matters, among others:

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
Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. By way of example, in 2009, the federal excise tax (“FET”) on cigarettes increased from $0.39 per pack to approximately $1.01 per pack, in 2010, the New York state excise tax increased by $1.60 to $4.35 per pack, in October 2014, Philadelphia, Pennsylvania enacted a $2.00 per pack local cigarette excise tax and in November 2016, California passed a ballot measure to increase its cigarette excise tax by $2.00 per pack and its smokeless tobacco ad valorem excise tax from 27.30% to 65.08%, which went into effect on April 1, 2017 and July 1, 2017, respectively. Between the end of 1998 and February 23, 2018, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.75 per pack. During

2017, Rhode Island, Delaware, Connecticut and Puerto Rico enacted legislation to increase their cigarette excise taxes. As of February 23, 2018, no state has increased its cigarette excise tax in 2018, but various increases are under consideration or have been proposed.
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
A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of February 23, 2018, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of February 23, 2018, 180 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain; and restrict smoking in public places.
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
State Settlement Agreements
As discussed in Note 18, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. For a discussion of the impact of the State Settlement Agreements on Altria Group, Inc., see Financial Review - Debt and Liquidity - Payments Under State Settlement Agreements and FDA Regulation below and Note 18. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.
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
▪Health Effects of Tobacco Product Consumption and Exposure to Environmental Tobacco Smoke (“ETS”): Reports with respect to the health effects of smoking have been publicized for many years, including various reports by the U.S. Surgeon General. Altria Group, Inc. and its tobacco subsidiaries believe that the public should be guided by the messages of the United States Surgeon General and public health authorities worldwide in making decisions concerning the use of tobacco products.
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
Illicit Trade in Tobacco Products
Illicit trade in tobacco products can have an adverse impact on the businesses of Altria Group, Inc. and its tobacco subsidiaries. Illicit trade can take many forms, including the sale of counterfeit tobacco products; the sale of tobacco products in the United States that are intended for sale outside the country; the sale of untaxed tobacco products over the Internet and by other means designed to avoid the collection of applicable taxes; and diversion into one taxing jurisdiction of tobacco products intended for sale in another. Counterfeit tobacco products, for example, are manufactured by unknown third parties in unregulated environments. Counterfeit versions of our tobacco subsidiaries’ products can negatively affect adult tobacco consumer experiences with and opinions of those brands. Illicit trade in tobacco products also harms law-abiding wholesalers and retailers by depriving them of lawful sales and undermines the significant investment Altria Group, Inc.’s tobacco subsidiaries have made in legitimate distribution channels. Moreover, illicit trade in tobacco products results in federal, state and local governments losing tax revenues. Losses in tax revenues can cause such governments to take various actions, including increasing excise taxes; imposing legislative or regulatory requirements that may adversely impact Altria Group, Inc.’s consolidated results of operations and cash flows and the businesses of its tobacco subsidiaries; or asserting claims against manufacturers of tobacco products or members of the trade channels through which such tobacco products are distributed and sold.
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
Price, Availability and Quality of Agricultural Products
Shifts in crops (such as those driven by economic conditions and adverse weather patterns), government mandated prices, economic trade sanctions, geopolitical instability and production control programs may increase or decrease the cost or reduce the supply or quality of tobacco and other agricultural products used to manufacture our companies’ products. As with other agriculture commodities, the price of tobacco leaf can be influenced by economic conditions and imbalances in supply and demand and crop quality and availability can be influenced by variations in weather patterns, including those caused by climate change. Tobacco production in certain countries is subject to a variety of controls, including government mandated prices and production control programs.  Changes in the patterns of demand for agricultural products and the cost of tobacco production could impact tobacco leaf prices and tobacco supply. Certain types of tobacco are only available in limited geographies, including geographies experiencing political instability, and loss of their availability could impact adult tobacco consumer product acceptability. Any significant change in the price, quality or availability of tobacco leaf or other agricultural products used to manufacture our products could restrict our subsidiaries’ ability to continue marketing existing products or impact adult consumer product acceptability, adversely affecting our subsidiaries’ profitability and businesses.

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

Operating Results
The following table summarizes operating results for the smokeable and smokeless products segments:

	For the Years Ended December 31,
	Net Revenues			Operating Companies Income
(in millions)	2017	2016	2015	2017	2016	2015
Smokeable products	$22,636	$22,851	$22,792	$8,408	$7,768	$7,569
Smokeless products	2,155	2,051	1,879	1,300	1,177	1,108
Total smokeable and smokeless products	$24,791	$24,902	$24,671	$9,708	$8,945	$8,677
Smokeable Products Segment
The smokeable products segment’s operating companies income increased during 2017 due primarily to higher pricing and lower costs, partially offset by lower shipment volume. Shipment volume and retail share were negatively impacted in 2017 by a large cigarette excise tax increase in California.
The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Years Ended December 31,
(sticks in millions)	2017	2016	2015
Cigarettes:
Marlboro	99,974	105,297	108,113
Other premium	5,967	6,382	6,753
Discount	10,665	11,251	11,152
Total cigarettes	116,606	122,930	126,018
Cigars:
Black & Mild	1,527	1,379	1,295
Other	15	24	30
Total cigars	1,542	1,403	1,325
Total smokeable products	118,148	124,333	127,343
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
The following table summarizes cigarettes retail share performance:

	Retail Share
	For the Years Ended December 31,
	2017	2016	2015
Cigarettes:
Marlboro	43.3%	43.7%	43.8%
Other premium	2.7	2.8	2.8
Discount	4.7	4.6	4.5
Total cigarettes	50.7%	51.1%	51.1%
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
PM USA and Middleton executed the following pricing and promotional allowance actions during 2017, 2016 and 2015:
▪Effective September 24, 2017, PM USA increased the list price on all of its cigarette brands by $0.10 per pack.
▪Effective May 21, 2017, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.10 per five-pack.
▪Effective March 19, 2017, PM USA increased the list price on Parliament by $0.12 per pack.  In addition, PM USA increased the list price on all of its other cigarette brands by $0.08 per pack.
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
The following discussion compares operating results for the smokeable products segment for the year ended December 31, 2017 with the year ended December 31, 2016.
Net revenues, which include excise taxes billed to customers, decreased $215 million (0.9%), due primarily to lower shipment volume ($1,273 million), partially offset by higher pricing, which includes higher promotional investments.
Operating companies income increased $640 million (8.2%), due primarily to higher pricing ($1,023 million), which includes higher promotional investments, lower marketing, administration and research costs ($251 million), which includes 2016 state excise tax ballot initiative spending and lower product liability defense costs, and lower asset impairment and exit costs ($120 million). These factors were partially offset by lower shipment volume ($691 million) and higher per unit settlement charges.
Marketing, administration and research costs for the smokeable products segment include PM USA’s cost of administering and litigating product liability claims. Litigation defense costs are influenced by a number of factors, including the number and types of cases filed, the number of cases tried annually, the results of trials and appeals, the development of the law controlling relevant legal issues, and litigation strategy and tactics. For further discussion on these matters, see Note 18 and Item 3. For the years ended December 31, 2017, 2016 and 2015, product liability defense costs for PM USA were $179 million, $234 million and $228 million, respectively. The factors that have influenced past product liability defense costs are expected to continue to influence future costs. PM USA does not expect future product liability defense costs to be significantly different from product liability defense costs incurred in the last few years.
Total smokeable products segment’s reported shipment volume decreased 5.0%. The smokeable products segment’s reported domestic cigarettes shipment volume decreased 5.1%, driven primarily by the industry’s rate of decline, retail share declines and one fewer shipping day. When adjusted for calendar differences, the smokeable products segment’s domestic cigarettes shipment volume decreased an estimated 5%. Total cigarette industry volumes declined by an estimated 4%.
Shipments of premium cigarettes accounted for 90.9% of smokeable products’ reported domestic cigarettes shipment volume for 2017, versus 90.8% for 2016.
The smokeable products segment’s reported cigars shipment volume increased 9.9%.
Marlboro’s retail share declined 0.4 share points, driven primarily by competitive activity and the effect of the cigarette excise tax increase in California. PM USA’s total retail share decreased 0.4 share points.
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
Total smokeable products segment’s reported shipment volume decreased 2.4%. The smokeable products segment’s reported and adjusted domestic cigarettes shipment volume decreased approximately 2.5% driven primarily by the industry’s rate of decline. Total cigarette industry volumes declined by an estimated 2.5%.
Shipments of premium cigarettes accounted for 90.8% of smokeable products’ reported domestic cigarettes shipment volume for 2016, versus 91.2% for 2015.
Middleton’s reported cigars shipment volume increased 5.9%, driven primarily by Black & Mild in the tipped cigars segment.
Marlboro’s retail share declined 0.1 share point in 2016. PM USA’s total retail share was unchanged in 2016.
Smokeless Products Segment
During 2017, the smokeless products segment grew net revenues and operating companies income, primarily through higher pricing, partially offset by unfavorable mix and lower shipment volume.
During 2017, USSTC voluntarily recalled certain smokeless tobacco products manufactured at its Franklin Park, Illinois facility due to a product tampering incident (the “Recall”). USSTC has concluded the Recall and trade inventories have been replenished. USSTC estimates that the Recall reduced smokeless products segment operating companies income by approximately $60 million in 2017.
The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume For the Years Ended December 31,
(cans and packs in millions)	2017	2016	2015
Copenhagen	531.6	525.1	474.7
Skoal	241.9	260.9	267.9
Copenhagen and Skoal	773.5	786.0	742.6
Other	67.8	67.5	70.9
Total smokeless products	841.3	853.5	813.5
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
The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share For the Years Ended December 31,
	2017	2016	2015
Copenhagen	33.7%	33.2%	31.0%
Skoal	16.7	18.1	19.4
Copenhagen and Skoal	50.4	51.3	50.4
Other	3.3	3.4	3.7
Total smokeless products	53.7%	54.7%	54.1%
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
USSTC executed the following pricing actions during 2017, 2016 and 2015:
▪ Effective September 26, 2017, USSTC increased the list price on Copenhagen and Skoal popular price products by $0.12 per can. In addition, USSTC increased the list price on all its brands, except for Copenhagen and Skoal popular price products, by $0.07 per can.
▪Effective April 25, 2017, USSTC increased the list price on all its brands by $0.07 per can.
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
The following discussion compares operating results for the smokeless products segment for the year ended December 31, 2017 with the year ended December 31, 2016.
Net revenues, which include excise taxes billed to customers, increased $104 million (5.1%), due primarily to higher pricing ($168 million), which includes lower promotional investments, partially offset by unfavorable mix and lower shipment volume ($24 million).
Operating companies income increased $123 million (10.5%), due primarily to higher pricing ($168 million), which includes lower promotional investments, and lower manufacturing costs, partially offset by unfavorable mix, lower shipment volume ($18 million) and a settlement charge for lump sum pension payments ($16 million).
USSTC’s reported domestic shipment volume decreased 1.4%, driven primarily by declines in Skoal. After adjusting for trade inventory movements and other factors, USSTC estimates that its domestic smokeless products shipment volume declined approximately 2%. USSTC estimates that the smokeless products category volume was essentially unchanged over the six months ended December 31, 2017.
Copenhagen’s 0.5 retail share point growth was offset by Skoal’s 1.4 retail share point loss, contributing to a combined retail share decline of 0.9 share points.
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

Copenhagen and Skoal’s combined retail share increased 0.9 share points to 51.3%. Copenhagen’s retail share increased 2.2 share points and Skoal’s retail share declined 1.3 share points.
Total smokeless products retail share increased 0.6 share points to 54.7%.

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

Operating Results
Ste. Michelle’s results for 2017 were negatively impacted by competitive activity, continued trade inventory reductions and slower premium wine category growth.
The following table summarizes operating results for the wine segment:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Net revenues	$698	$746	$692
Operating companies income	$147	$164	$152

The following discussion compares operating results for the wine segment for the year ended December 31, 2017 with the year ended December 31, 2016.
Net revenues, which include excise taxes billed to customers, decreased $48 million (6.4%), due primarily to lower shipment volume, partially offset by improved premium mix.
Operating companies income decreased $17 million (10.4%), due primarily to lower shipment volume.
For 2017, Ste. Michelle’s reported wine shipment volume of 8,530 thousand cases decreased 8.6%.
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
Financial Review
Net Cash Provided by Operating Activities
During 2017, net cash provided by operating activities was $4.9 billion compared with $3.8 billion during 2016. This increase was due primarily to the following:

▪	income taxes paid on both the cash proceeds from the Transaction and gains from exercising derivative financial instruments associated with the Transaction in 2016;

▪	higher operating companies income in the smokeable and smokeless products segments;

▪	lower contributions to Altria Group, Inc.’s pension and postretirement plans in 2017; and

▪	lower payments for tobacco and health litigation items in 2017;
partially offset by:

▪	higher payments of settlement charges in 2017.

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

Altria Group, Inc. had a working capital deficit at December 31, 2017 and 2016. Altria Group, Inc.’s management believes that it has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.
Net Cash Provided by/Used in Investing Activities
During 2017, net cash used in investing activities was $0.5 billion compared with net cash provided by investing activities of $3.7 billion during 2016. This change was due primarily to the following:

▪	proceeds of $4.8 billion from the Transaction during 2016;

▪	proceeds of $0.5 billion from exercising derivative financial instruments associated with the Transaction during 2016; and

▪	higher acquisitions of businesses and assets in 2017;
partially offset by:

▪	payment of approximately $1.6 billion for the purchase of ordinary shares of AB InBev during 2016.
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
Capital expenditures for 2017 increased 5.3% to $199 million, due primarily to the acquisition of the previously leased headquarters in Richmond, Virginia in 2017, partially offset by lower spending related to manufacturing. Capital expenditures for 2018 are expected to be in the range of $200 million to $250 million, and are expected to be funded from operating cash flows. The increase in expected capital expenditures in 2018 compared with 2017 is due primarily to spending related to manufacturing.

Net Cash Used in Financing Activities
During 2017, net cash used in financing activities was $7.8 billion compared with $5.3 billion during 2016. This increase was due to the following:

▪	debt issuance of $2.0 billion of senior unsecured notes during 2016 used in part to repurchase senior unsecured notes in connection with the 2016 debt tender offer;

▪	higher repurchases of common stock during 2017; and

▪	higher dividends paid during 2017;
partially offset by:

▪	debt repayments of $0.9 billion and premiums and fees of $0.8 billion in connection with the debt tender offer during 2016.
During 2016, net cash used in financing activities was $5.3 billion compared with $6.8 billion during 2015. This decrease was due primarily to the following:

▪	debt issuance of $2.0 billion of senior unsecured notes during 2016 used in part to repurchase senior unsecured notes in connection with the 2016 debt tender offer; and

▪	$1.0 billion repayment of Altria Group, Inc. senior unsecured notes at scheduled maturity in 2015;
partially offset by:

▪	higher premiums, fees and repayments of debt in connection with debt tender offers during 2016;

▪	higher repurchases of common stock during 2016; and

▪	higher dividends paid during 2016.
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
At December 31, 2017, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s Investor Service, Inc. (“Moody’s”)	P-2	A3	Stable
Standard & Poor’s Ratings Services (“Standard & Poor’s”)	A-1	A-	Stable
Fitch Ratings Ltd. (“Fitch”) [1]	F2	A-	Stable
1 On April 3, 2017, Fitch raised the long-term debt credit rating for Altria Group, Inc. to A- from BBB+.
Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs.

At December 31, 2017, 2016 and 2015, Altria Group, Inc. had no short-term borrowings.
At December 31, 2017, Altria Group, Inc. had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires August 19, 2020.
Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at December 31, 2017 for borrowings under the Credit Agreement was 1.125%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At December 31, 2017, credit available to Altria Group, Inc. under the Credit Agreement was $3.0 billion.
The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At December 31, 2017, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.3 to 1.0 and 14.8 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.
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
Tax Reform Act - As a result of the Tax Reform Act’s reduction in the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018, Altria Group, Inc. expects increased liquidity. Altria Group, Inc. plans to make strategic long-term investments with the increased liquidity, reinvesting approximately one-third of the total tax reform benefit in 2018, with a moderating level of investment in subsequent years.
Debt - At December 31, 2017 and 2016, Altria Group, Inc.’s total debt was $13.9 billion for each period.

All of Altria Group, Inc.’s debt was fixed-rate debt at December 31, 2017 and 2016. The weighted-average coupon interest rate on total debt was approximately 4.9% at December 31, 2017 and 2016. For further details on long-term debt, see Note 9.
In October 2017, Altria Group, Inc. filed a registration statement on Form S-3 with the SEC, under which Altria Group, Inc. may offer debt securities or warrants to purchase debt securities from time to time over a three-year period from the date of filing.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Altria Group, Inc. has no off-balance sheet arrangements, including special purpose entities, other than guarantees and contractual obligations that are discussed below.
Guarantees and Other Similar Matters - As discussed in Note 18, Altria Group, Inc. and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at December 31, 2017. From time to time, subsidiaries of Altria Group, Inc. also issue lines of credit to affiliated entities. In addition, as discussed in Note 19, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.
Aggregate Contractual Obligations - The following table summarizes Altria Group, Inc.’s contractual obligations at December 31, 2017:

	Payments Due
(in millions)	Total	2018	2019 - 2020	2021 - 2022	2023 and Thereafter
Long-term debt (1)	$14,017	$864	$2,144	$3,400	$7,609
Interest on borrowings (2)	8,403	693	1,100	849	5,761
Operating leases (3)	192	38	61	49	44
Purchase obligations: (4)
Inventory and production costs	3,452	1,023	1,250	600	579
Other	634	456	159	19	—
	4,086	1,479	1,409	619	579
Other long-term liabilities (5)	2,084	78	166	194	1,646
	$28,782	$3,152	$4,880	$5,111	$15,639
(1) Amounts represent the expected cash payments of Altria Group, Inc.’s long-term debt.
(2) Amounts represent the expected cash payments of Altria Group, Inc.’s interest expense on its long-term debt. Interest on Altria Group, Inc.’s debt, which was all fixed-rate debt at December 31, 2017, is presented using the stated coupon interest rate. Amounts exclude the amortization of debt discounts and debt issuance costs, the amortization of loan fees and fees for lines of credit that would be included in interest and other debt expense, net in the consolidated statements of earnings.
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
(5) Other long-term liabilities consist of accrued postretirement health care costs and certain accrued pension costs. The amounts included in the table above for accrued pension costs consist of the actuarially determined anticipated minimum funding requirements for each year from 2018 through 2022. Contributions beyond 2022 cannot be reasonably estimated and, therefore, are not included in the table above. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued postemployment costs, income taxes and tax contingencies, and other accruals. Altria Group, Inc. is unable to estimate the timing of payments for these items.

The State Settlement Agreements and related legal fee payments, and payments for FDA user fees, as discussed below and in Note 18, are excluded from the table above, as the payments are subject to adjustment for several factors, including inflation, operating income, market share and industry volume. Litigation escrow deposits, as discussed below and in Note 18, are also excluded from the table above since these deposits will be returned to PM USA should it prevail on appeal.
Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 18, PM USA and Nat Sherman have entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, PM USA, Middleton, Nat Sherman and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements and the FDA user fees are based on variable factors, such as volume, operating income, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements and FDA user fees as a component of cost of sales. Altria Group, Inc.’s subsidiaries recorded approximately $4.7 billion, $4.9 billion and $4.8 billion of charges to cost of sales for the years ended December 31, 2017, 2016 and 2015, respectively, in connection with the State Settlement Agreements and FDA user fees. For further discussion of the resolutions of certain disputes with states and territories related to the NPM Adjustment provision under the MSA, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 18.
Based on current agreements, 2017 market share and historical annual industry volume decline rates, the estimated amounts that Altria Group, Inc.’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees approximate $4.8 billion in 2018 and each year thereafter. These amounts exclude the potential impact of the NPM Adjustment provision applicable under the MSA and the revised NPM Adjustment provisions applicable under the resolutions of the NPM Adjustment disputes.
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
Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of December 31, 2017, PM USA had posted various forms of security totaling approximately $61 million, the majority of which have been collateralized with cash deposits. These cash deposits are included in assets on the consolidated balance sheet.

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
Equity and Dividends
As discussed in Note 11. Stock Plans to the consolidated financial statements in Item 8, during 2017 Altria Group, Inc. granted an aggregate of 0.6 million restricted stock units and 0.2 million performance stock units to eligible employees.
At December 31, 2017, the number of shares to be issued upon vesting of restricted stock units and performance stock units was not significant.
Dividends paid in 2017 and 2016 were approximately $4.8 billion and $4.5 billion, respectively, an increase of 6.5%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase program.
During the third quarter of 2017, the Board of Directors approved an 8.2% increase in the quarterly dividend rate to $0.66 per share of Altria Group, Inc. common stock versus the previous rate of $0.61 per share. Altria Group, Inc. expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $2.64 per share. Future dividend payments remain subject to the discretion of the Board of Directors.
At December 31, 2017, Altria Group, Inc. had approximately $18 million remaining in the July 2015 share repurchase program, which it subsequently completed in January 2018. In January 2018, the Board of Directors authorized a new $1.0 billion share repurchase program, which Altria Group, Inc. expects to complete by the end of 2018. For further discussion of Altria Group, Inc.’s share repurchase programs, see Note 10. Capital Stock to the consolidated financial statements in Item 8 and Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K.
Recent Accounting Guidance Not Yet Adopted
See Note 2 for a discussion of recently issued accounting guidance applicable to, but not yet adopted by, Altria Group, Inc.
In addition, in February 2018, the Financial Accounting Standards Board issued Accounting Standards Update No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU No. 2018-02”). Under ASU No. 2018-02, an entity may elect to reclassify the income tax effects of the Tax Reform Act on items within accumulated other comprehensive income to retained earnings. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period for which financial statements have not yet been issued. The guidance in ASU No. 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate tax rate in the Tax Reform Act is recognized. Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
Contingencies
See Note 18 and Item 3 for a discussion of contingencies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
At December 31, 2017 and 2016, the fair value of Altria Group, Inc.’s total debt was $15.3 billion and $15.1 billion, respectively. The fair value of Altria Group, Inc.’s debt is subject to fluctuations resulting from changes in market interest rates. A 1% increase in market interest rates at December 31, 2017 and 2016 would decrease the fair value of Altria Group, Inc.’s total debt by approximately $1.2 billion for each period. A 1% decrease in market interest rates at December 31, 2017 and 2016 would increase the fair value of Altria Group, Inc.’s total debt by approximately $1.3 billion and $1.4 billion, respectively.
Interest rates on borrowings under the Credit Agreement are expected to be based on LIBOR plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at December 31, 2017 for borrowings under the Credit Agreement was 1.125%. At December 31, 2017, Altria Group, Inc. had no borrowings under the Credit Agreement.

Item 8. Financial Statements and Supplementary Data.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions of dollars)
________________________

at December 31,	2017	2016
Assets
Cash and cash equivalents	$1,253	$4,569
Receivables	142	151
Inventories:
Leaf tobacco	941	892
Other raw materials	170	164
Work in process	560	512
Finished product	554	483
	2,225	2,051
Income taxes	461	269
Other current assets	263	220
Total current assets	4,344	7,260

Property, plant and equipment, at cost:
Land and land improvements	302	316
Buildings and building equipment	1,437	1,481
Machinery and equipment	2,975	2,917
Construction in progress	165	121
	4,879	4,835
Less accumulated depreciation	2,965	2,877
	1,914	1,958

Goodwill	5,307	5,285
Other intangible assets, net	12,400	12,036
Investment in AB InBev	17,952	17,852
Finance assets, net	899	1,028
Other assets	386	513
Total Assets	$43,202	$45,932

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
____________________________________________

at December 31,	2017	2016
Liabilities
Current portion of long-term debt	$864	$—
Accounts payable	374	425
Accrued liabilities:
Marketing	695	747
Employment costs	188	289
Settlement charges	2,442	3,701
Other	971	1,025
Dividends payable	1,258	1,188
Total current liabilities	6,792	7,375

Long-term debt	13,030	13,881
Deferred income taxes	5,247	8,416
Accrued pension costs	445	805
Accrued postretirement health care costs	1,987	2,217
Other liabilities	283	427
Total liabilities	27,784	33,121
Contingencies (Note 18)
Redeemable noncontrolling interest	38	38
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,952	5,893
Earnings reinvested in the business	42,251	36,906
Accumulated other comprehensive losses	(1,897)	(2,052)
Cost of repurchased stock (904,702,125 shares at December 31, 2017 and 862,689,093 shares at December 31, 2016)	(31,864)	(28,912)
Total stockholders’ equity attributable to Altria Group, Inc.	15,377	12,770
Noncontrolling interests	3	3
Total stockholders’ equity	15,380	12,773
Total Liabilities and Stockholders’ Equity	$43,202	$45,932

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Earnings
(in millions of dollars, except per share data)
____________________________________

for the years ended December 31,	2017	2016	2015
Net revenues	$25,576	$25,744	$25,434
Cost of sales	7,543	7,746	7,740
Excise taxes on products	6,082	6,407	6,580
Gross profit	11,951	11,591	11,114
Marketing, administration and research costs	2,362	2,650	2,708
Reduction of PMI tax-related receivable	—	—	41
Asset impairment and exit costs	33	179	4
Operating income	9,556	8,762	8,361
Interest and other debt expense, net	705	747	817
Loss on early extinguishment of debt	—	823	228
Earnings from equity investment in AB InBev/SABMiller	(532)	(795)	(757)
Gain on AB InBev/SABMiller business combination	(445)	(13,865)	(5)
Earnings before income taxes	9,828	21,852	8,078
(Benefit) provision for income taxes	(399)	7,608	2,835
Net earnings	10,227	14,244	5,243
Net earnings attributable to noncontrolling interests	(5)	(5)	(2)
Net earnings attributable to Altria Group, Inc.	$10,222	$14,239	$5,241
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$5.31	$7.28	$2.67

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
_______________________

for the years ended December 31,	2017	2016	2015
Net earnings	$10,227	$14,244	$5,243
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments	—	1	(3)
Benefit plans	209	(38)	30
AB InBev/SABMiller	(54)	1,265	(625)
Other comprehensive earnings (losses), net of deferred income taxes	155	1,228	(598)

Comprehensive earnings	10,382	15,472	4,645
Comprehensive earnings attributable to noncontrolling interests	(5)	(5)	(2)
Comprehensive earnings attributable to Altria Group, Inc.	$10,377	$15,467	$4,643

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions of dollars)
__________________

for the years ended December 31,	2017	2016	2015
Cash Provided by (Used in) Operating Activities
Net earnings	$10,227	$14,244	$5,243
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	209	204	225
Deferred income tax (benefit) provision	(3,126)	3,119	(132)
Earnings from equity investment in AB InBev/SABMiller	(532)	(795)	(757)
Gain on AB InBev/SABMiller business combination	(445)	(13,865)	(5)
Dividends from AB InBev/SABMiller	806	739	495
Asset impairment and exit costs, net of cash paid	(38)	106	1
Loss on early extinguishment of debt	—	823	228
Cash effects of changes:
Receivables	10	(27)	3
Inventories	(171)	(34)	(33)
Accounts payable	(55)	24	26
Income taxes	(294)	(231)	(12)
Accrued liabilities and other current assets	(85)	(113)	184
Accrued settlement charges	(1,259)	111	90
Pension and postretirement plans contributions	(294)	(531)	(28)
Pension provisions and postretirement, net	(11)	(73)	114
Other	(20)	120	201
Net cash provided by operating activities	4,922	3,821	5,843
Cash Provided by (Used in) Investing Activities
Capital expenditures	(199)	(189)	(229)
Acquisitions of businesses and assets	(415)	(45)	—
Proceeds from finance assets	133	231	354
Proceeds from AB InBev/SABMiller business combination	—	4,773	—
Purchase of AB InBev ordinary shares	—	(1,578)	—
Payment for derivative financial instruments	(5)	(3)	(132)
Proceeds from derivative financial instruments	—	510	—
Other	19	9	(8)
Net cash (used in) provided by investing activities	(467)	3,708	(15)
Cash Provided by (Used in) Financing Activities
Long-term debt issued	—	1,976	—
Long-term debt repaid	—	(933)	(1,793)
Repurchases of common stock	(2,917)	(1,030)	(554)
Dividends paid on common stock	(4,807)	(4,512)	(4,179)
Premiums and fees related to early extinguishment of debt	—	(809)	(226)
Other	(47)	(21)	(28)
Net cash used in financing activities	(7,771)	(5,329)	(6,780)
Cash and cash equivalents:
(Decrease) increase	(3,316)	2,200	(952)
Balance at beginning of year	4,569	2,369	3,321
Balance at end of year	$1,253	$4,569	$2,369
Cash paid: Interest	$696	$775	$776
Income taxes	$3,036	$4,664	$3,029
See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in millions of dollars, except per share data)
____________________________________

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2014	$935	$5,735	$26,277	$(2,682)	$(27,251)	$(4)	$3,010
Net earnings (losses) (1)	—	—	5,241	—	—	(3)	5,238
Other comprehensive losses, net of deferred income taxes	—	—	—	(598)	—	—	(598)
Stock award activity	—	78	—	—	(40)	—	38
Cash dividends declared ($2.17 per share)	—	—	(4,261)	—	—	—	(4,261)
Repurchases of common stock	—	—	—	—	(554)	—	(554)
Balances, December 31, 2015	935	5,813	27,257	(3,280)	(27,845)	(7)	2,873
Net earnings (1)	—	—	14,239	—	—	—	14,239
Other comprehensive earnings, net of deferred income taxes	—	—	—	1,228	—	—	1,228
Stock award activity	—	90	—	—	(37)	—	53
Cash dividends declared ($2.35 per share)	—	—	(4,590)	—	—	—	(4,590)
Repurchases of common stock	—	—	—	—	(1,030)	—	(1,030)
Other	—	(10)	—	—	—	10	—
Balances, December 31, 2016	935	5,893	36,906	(2,052)	(28,912)	3	12,773
Net earnings (1)	—	—	10,222	—	—	—	10,222
Other comprehensive earnings, net of deferred income taxes	—	—	—	155	—	—	155
Stock award activity	—	59	—	—	(35)	—	24
Cash dividends declared ($2.54 per share)	—	—	(4,877)	—	—	—	(4,877)
Repurchases of common stock	—	—	—	—	(2,917)	—	(2,917)
Balances, December 31, 2017	$935	$5,952	$42,251	$(1,897)	$(31,864)	$3	$15,380

(1) Amounts attributable to noncontrolling interests for each of the years ended December 31, 2017, 2016 and 2015 exclude net earnings of $5 million due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the consolidated balance sheets at December 31, 2017, 2016 and 2015. See Note 18.

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 1.     Background and Basis of Presentation
▪Background: At December 31, 2017, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”), which are engaged in the manufacture and sale of super premium cigarettes and the sale of premium cigars; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria Group, Inc. and its subsidiaries. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At December 31, 2017, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At September 30, 2016, Altria Group, Inc. had an approximate 27% ownership of SABMiller plc (“SABMiller”), which Altria Group, Inc. accounted for under the equity method of accounting. In October 2016, Anheuser-Busch InBev SA/NV (“Legacy AB InBev”) completed its business combination with SABMiller, and Altria Group, Inc. received cash and shares representing a 9.6% ownership in the combined company (the “Transaction”). The newly formed Belgian company, which retained the name Anheuser-Busch InBev SA/NV (“AB InBev”), became the holding company for the combined businesses. Subsequently, Altria Group, Inc. purchased approximately 12 million ordinary shares of AB InBev, increasing Altria Group, Inc.’s ownership to approximately 10.2% at December 31, 2016. At December 31, 2017, Altria Group, Inc. had an approximate 10.2% ownership of AB InBev, which Altria Group, Inc. accounts for under the equity method of accounting using a one-quarter lag. As a result of the one-quarter lag and the timing of the completion of the Transaction, no earnings from Altria Group, Inc.’s equity investment in AB InBev were recorded for the year ended December 31, 2016. Altria Group, Inc. receives cash dividends on its interest in AB InBev if and when AB InBev pays such dividends. For further discussion, see Note 6. Investment in AB InBev/SABMiller.
In January 2017, Altria Group, Inc. acquired Nat Sherman, which joined PM USA and Middleton as part of Altria Group, Inc.’s smokeable products segment.
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
Certain prior year amounts have been reclassified to conform with the current year’s presentation due primarily to Altria Group, Inc.’s 2017 adoption of Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”). For further discussion, see Note 11. Stock Plans.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
▪Derivative Financial Instruments: In November 2017, Altria Group, Inc. adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands hedge accounting for both financial and nonfinancial risk components to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the guidance includes certain targeted improvements to simplify the application of hedge accounting. At adoption, Altria Group, Inc. had no derivative or nonderivative financial instruments designated in hedging relationships. Adoption of the guidance had no impact on prior years.
Altria Group, Inc. enters into derivatives to mitigate the potential impact of certain market risks, including foreign currency exchange rate risk. Altria Group, Inc. uses various types of derivative financial instruments, including forward contracts, options and swaps.
Derivative financial instruments are recorded at fair value on the consolidated balance sheets as either assets or liabilities. Derivative financial instruments that qualify for hedge accounting are designated as either fair value hedges, cash flow hedges or net investment hedges at the inception of the contracts. For fair value hedges, changes in the fair value of the derivative, as well as the offsetting changes in the fair value of the hedged item, are recorded in the consolidated statements of earnings each period. For cash flow hedges, changes in the fair value of the derivative are recorded each period in accumulated other comprehensive earnings (losses) and are reclassified to the consolidated statements of earnings in the same periods in which operating results are affected by the respective hedged item. For net investment hedges, changes in the fair value of the derivative or foreign currency transaction gains or losses on a nonderivative hedging instrument are recorded in accumulated other comprehensive earnings (losses) to offset the change in the value of the net investment being hedged. Such amounts remain in accumulated other comprehensive earnings (losses) until the complete or substantially complete liquidation of the underlying foreign operations occurs or, for investments in foreign entities accounted for under the equity method of accounting, Altria Group, Inc.’s economic interest in the underlying foreign entity decreases. Cash flows from hedging instruments are classified in the same manner as the respective hedged item in the consolidated statements of cash flows.
To qualify for hedge accounting, the hedging relationship, both at inception of the hedge and on an ongoing basis, is expected to be highly effective at achieving the offsetting changes in the fair value of the hedged risk during the period that the hedge is designated. Altria Group, Inc. formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective, the strategy for undertaking the hedge transaction and method for assessing hedge effectiveness. Additionally, for qualified hedges of forecasted transactions, if it becomes probable that a forecasted transaction will not occur, the hedge will no longer be effective and all of the derivative gains and losses would be recorded in the consolidated statement of earnings in the current period.
For financial instruments that are not designated as hedging instruments or do not qualify for hedge accounting, changes in fair value are recorded in the consolidated statements of earnings each period. Altria Group, Inc. does not enter into or hold derivative financial instruments for trading or speculative purposes.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
▪Inventories: The last-in, first-out (“LIFO”) method is used to determine the cost of substantially all tobacco inventories. The cost of the remaining inventories is determined using the first-in, first-out (“FIFO”) and average cost methods. Inventories that are measured using the LIFO method are stated at the lower of cost or market. Inventories that are measured using the FIFO and average cost methods are stated at the lower of cost and net realizable value. It is a generally recognized industry practice to classify leaf tobacco and wine inventories as current assets although part of such inventory, because of the duration of the curing and aging process, ordinarily would not be used within one year.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

customers. Payments received in advance of revenue recognition are deferred and recorded in other accrued liabilities until revenue is recognized. Altria Group, Inc.’s businesses also include excise taxes billed to customers in net revenues. Shipping and handling costs are classified as part of cost of sales.

▪Stock-Based Compensation: Altria Group, Inc. measures compensation cost for all stock-based awards at fair value on date of grant, net of estimated forfeitures, and recognizes compensation expense over the service periods for awards expected to vest.
▪New Accounting Standards: The following table provides a description of the recently issued accounting guidance applicable to, but not yet adopted by, Altria Group, Inc.:

Standards	Description	Effective Date for Public Entity	Effect on Financial Statements
ASU Nos. 2014-09; 2015-14; 2016-08; 2016-10; 2016-12; 2016-20 Revenue from Contracts with Customers (Topic 606)	The guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.	The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.
The adoption of this guidance will not have a material impact on the amount or timing of revenue recognized on Altria Group, Inc.’s consolidated financial statements based on current contracts with customers. The guidance will result in expanded footnote disclosures. Altria Group, Inc. will adopt this guidance in the first quarter of 2018, using the modified retrospective transition method.

ASU No. 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)	The guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments.	The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.	The adoption of this guidance will not have a material impact on Altria Group, Inc.’s consolidated financial statements. Altria Group, Inc. will adopt this guidance in the first quarter of 2018.
ASU Nos. 2016-02; 2018-01 Leases (Topic 842)
The guidance increases transparency and comparability among organizations by requiring entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.
The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted.
Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures, including identifying and analyzing all contracts that contain a lease. As a lessor, PMCC maintains a portfolio of finance assets, substantially all of which are leveraged leases, the accounting of which will be unchanged under the new guidance and is not expected to change unless there is a contract modification to an existing lease. As a lessee, Altria Group, Inc.’s various leases under existing guidance are classified as operating leases that are not recorded on its consolidated balance sheets but are recorded in its consolidated statements of earnings as expense is incurred. Upon adoption of the new guidance, Altria Group, Inc. will record substantially all leases on its balance sheets as a right-of-use asset and a lease liability. The adoption of this guidance is not expected to have a material impact on Altria Group, Inc.’s consolidated financial statements. The guidance will result in expanded footnote disclosures.

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

Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures. Altria Group, Inc.’s financial assets that are within the scope of the new guidance were approximately 2% of Altria Group, Inc.’s total assets at December 31, 2017.

ASU No. 2016-15 Classification of Certain Cash Receipts and Cash Payments (Topic 230)	The guidance addresses how eight specific cash flow issues are to be presented and classified in the statement of cash flows.	The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.	The adoption of this guidance will not have a material impact on Altria Group, Inc.’s consolidated statements of cash flows. Altria Group, Inc. will adopt this guidance in the first quarter of 2018.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Standards	Description	Effective Date for Public Entity	Effect on Financial Statements
ASU No. 2016-18 Restricted Cash (Topic 230)
The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents.
The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.
At December 31, 2017 and December 31, 2016, Altria Group, Inc. had restricted cash of $61 million and $82 million, respectively. Altria Group, Inc. will retrospectively adopt this guidance in the first quarter of 2018 and will comply with the required presentation of restricted cash in its consolidated statements of cash flows upon adoption.

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

Under the new guidance, the amount of non-service cost components of net periodic benefit cost (income) presented within operating income that would have been presented separately from operating income was $37 million, $(1) million and $151 million for the years ended December 31, 2017, 2016 and 2015, respectively. The prospective adoption of this guidance related to the capitalization of the service cost component will not have a material impact on Altria Group, Inc.’s consolidated financial statements. Altria Group, Inc. will adopt this guidance in the first quarter of 2018.

Note 3. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Smokeable products	$99	$77	$3,054	$2,901
Smokeless products	5,023	5,023	8,827	8,829
Wine	74	74	294	295
Other	111	111	225	11
Total	$5,307	$5,285	$12,400	$12,036
Goodwill relates to the 2017 acquisition of Nat Sherman, 2014 acquisition of Green Smoke, 2009 acquisition of UST and 2007 acquisition of Middleton.
Other intangible assets consisted of the following:

	December 31, 2017		December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$12,125	$—	$11,740	$—
Definite-lived intangible assets	465	190	465	169
Total other intangible assets	$12,590	$190	$12,205	$169
Indefinite-lived intangible assets consist substantially of trademarks from Altria Group, Inc.’s 2009 acquisition of UST ($9.1 billion) and 2007 acquisition of Middleton ($2.6 billion). Definite-lived intangible assets, which consist primarily of customer relationships and certain cigarette trademarks, are amortized over periods up to 25 years. Pre-tax amortization expense for definite-lived intangible assets during each of the years ended December 31, 2017, 2016 and 2015, was $21 million. Annual amortization expense for each of the next five years is estimated to be approximately $20 million, assuming no additional transactions occur that require the amortization of intangible assets.
During 2017, 2016 and 2015, Altria Group, Inc. completed its quantitative annual impairment test of goodwill and indefinite-lived intangible assets, and no impairment charges resulted.
For the years ended December 31, 2017, 2016 and 2015, there have been no changes in goodwill and the gross carrying amount of other intangible assets except for the purchase of certain intellectual property in 2017 primarily related to innovative tobacco products, the 2017 acquisition of Nat Sherman and Ste. Michelle’s 2016 purchase of substantially all of the assets

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

of Patz & Hall Wine Company, Inc. In addition, there were no accumulated impairment losses related to goodwill and other intangible assets, net at December 31, 2017 and 2016.
Note 4. Asset Impairment, Exit and Implementation Costs
Pre-tax asset impairment, exit and implementation costs consisted of the following:

For the Year Ended December 31, 2017
(in millions)	Asset Impairment and Exit Costs	Implementation Costs (1)	Total
Smokeable products	$5	$17	$22
Smokeless products	28	28	56
Total	$33	$45	$78
(1) The pre-tax implementation costs were included in cost of sales in Altria Group, Inc.’s consolidated statement of earnings.

For the Year Ended December 31, 2016
(in millions)	Asset Impairment and Exit Costs (1)	Implementation Costs	Total
Smokeable products	$125	$9	$134
Smokeless products	42	15	57
All other	7	—	7
General corporate	5	—	5
Total	$179	$24	$203
(1) Includes termination, settlement and curtailment costs of $27 million. See Note 16. Benefit Plans.
The pre-tax asset impairment, exit and implementation costs for 2017 are related to the facilities consolidation discussed below, and the pre-tax asset impairment, exit and implementation costs for 2016 are related to both the facilities consolidation and the productivity initiative discussed below.

The movement in the restructuring liabilities (excluding termination, settlement and curtailment costs), substantially all of which are severance liabilities, for the years ended December 31, 2017 and 2016 was as follows:

(in millions)
Balances at December 31, 2015	$—
Charges	152
Cash spent	(73)
Balances at December 31, 2016	79
Charges	25
Cash spent	(71)
Balances at December 31, 2017	$33
▪Facilities Consolidation: In October 2016, Altria Group, Inc. announced the consolidation of certain of its operating companies’ manufacturing facilities to streamline operations and achieve greater efficiencies. Middleton is in the process of transferring its Limerick, Pennsylvania operations to the Manufacturing Center site in Richmond, Virginia (“Richmond Manufacturing Center”). USSTC is in the process of transferring its Franklin Park, Illinois operations to its Nashville, Tennessee facility and the Richmond Manufacturing Center. Separation benefits are being paid to non-relocating employees. The consolidation is expected to be substantially completed by the end of the first quarter of 2018.
As a result of the consolidation, Altria Group, Inc. expects to record total pre-tax charges of approximately $150 million, or $0.05 per share. Of this amount, during 2017, Altria Group, Inc. incurred pre-tax charges of $78 million and recorded $71 million in 2016. The total estimated charges relate primarily to accelerated depreciation and asset impairment ($50 million), employee separation costs ($45 million) and other exit and implementation costs ($55 million). Approximately $95 million of the total pre-tax charges are expected to result in cash expenditures.
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
Cash payments related to the consolidation of $58 million were made during the year ended December 31, 2017, for total cash payments of $63 million since inception.
▪Productivity Initiative: In January 2016, Altria Group, Inc. announced a productivity initiative designed to maintain its operating companies’ leadership and cost competitiveness through reduced spending on certain selling, general and administrative infrastructure and a leaner organizational structure. As a result of the initiative, during 2016, Altria Group, Inc. incurred total pre-

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

tax restructuring charges of $132 million, or $0.04 per share, substantially all of which result in cash expenditures. The charges consisted of employee separation costs of $117 million and other associated costs of $15 million. Total pre-tax charges related to the initiative have been completed.
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
Cash payments related to the initiative of $32 million were made during the year ended December 31, 2017, for total cash payments of $106 million since inception.
Note 5. Inventories
On January 1, 2017, Altria Group, Inc. adopted ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory that is measured using the FIFO or average cost methods to be measured at the lower of cost and net realizable value. Previous guidance required inventory that was measured using the FIFO or average cost methods to be measured at the lower of cost or market. The adoption of this guidance did not have a material impact on Altria Group, Inc.’s consolidated financial statements.
The cost of approximately 59% and 62% of inventories at December 31, 2017 and 2016, respectively, was determined using the LIFO method. The stated LIFO amounts of inventories were approximately $0.7 billion lower than the current cost of inventories at December 31, 2017 and 2016.
Note 6. Investment in AB InBev/SABMiller
At December 31, 2017, Altria Group, Inc. had an approximate 10.2% ownership of AB InBev, consisting of approximately 185 million restricted shares of AB InBev (the “Restricted Shares”) and approximately 12 million ordinary shares of AB InBev. Altria Group, Inc. accounts for its investment in AB InBev under the equity method of accounting because Altria Group, Inc. has the ability to exercise significant influence over the operating and financial policies of AB InBev, including having active representation on AB InBev’s Board of Directors (“AB InBev Board”) and certain AB InBev Board Committees. Through this representation, Altria Group, Inc. participates in AB InBev policy making processes.
Altria Group, Inc. reports its share of AB InBev’s results using a one-quarter lag because AB InBev’s results are not available in time for Altria Group, Inc. to record them in the concurrent period.
Pre-tax earnings from Altria Group, Inc.’s equity investment in AB InBev were $532 million for the year ended December 31, 2017. As a result of the one-quarter lag and the timing of the completion of the Transaction, no earnings from Altria Group, Inc.’s equity investment in AB InBev were recorded for the year ended December 31, 2016.
On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). Consistent with the one-quarter lag for recording AB InBev’s results, in the first quarter of 2018 Altria Group, Inc. will record its share of AB InBev’s recorded fourth quarter 2017 estimated effect of the Tax Reform Act.
Summary financial data of AB InBev is as follows:

(in millions)	For Altria Group, Inc.’s Year Ended December 31, 2017 (1)
Net revenues	$56,004
Gross profit	$34,376
Earnings from continuing operations	$6,769
Net earnings	$6,845
Net earnings attributable to AB InBev	$5,473

(in millions)	At September 30, 2017 (1)	At October 10, 2016 (1)
Current assets	$30,920	$40,086
Long-term assets	$213,696	$223,701
Current liabilities	$37,765	$44,272
Long-term liabilities	$134,236	$139,112
Noncontrolling interests	$10,639	$9,177
(1) Reflecting the one-quarter lag: (i) summary financial data of AB InBev’s results for Altria Group, Inc.’s year ended December 31, 2017 include AB InBev’s results for the last three months of 2016 and the first nine months of 2017, and (ii) summary financial data of AB InBev’s financial position is disclosed at September 30, 2017 and October 10, 2016.
At December 31, 2017, Altria Group, Inc.’s carrying amount of its equity investment in AB InBev exceeded its share of AB InBev’s net assets attributable to equity holders of AB InBev by approximately $11.7 billion. Substantially all of this difference is comprised of goodwill and other indefinite-lived intangible assets (consisting primarily of trademarks).
The fair value of Altria Group, Inc.’s equity investment in AB InBev is based on: (i) unadjusted quoted prices in active markets for AB InBev’s ordinary shares and was classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets for the Restricted Shares, and was classified in Level 2 of the fair value hierarchy. Altria Group, Inc. may, in certain instances, pledge or otherwise grant a security interest in all or part of its Restricted Shares. In the event the pledgee or security interest holder forecloses on the Restricted Shares, the relevant Restricted Shares will be automatically converted, one-for-one, into ordinary shares. Therefore, the fair value of each Restricted Share is based on the value of an ordinary share. The fair value of Altria Group, Inc.’s equity investment in AB InBev at December 31, 2017 and 2016 was $22.1 billion and $20.9 billion, respectively, compared

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

with its carrying value of $18.0 billion and $17.9 billion, respectively.
Prior to the completion of the Transaction on October 10, 2016, Altria Group, Inc. held an approximate 27% ownership of SABMiller that was accounted for under the equity method of accounting.
Pre-tax earnings from Altria Group, Inc.’s equity investment in SABMiller were $795 million and $757 million for the years ended December 31, 2016 and 2015, respectively. Altria Group, Inc.’s earnings from its equity investment in SABMiller for the year ended December 31, 2016 included a pre-tax non-cash gain of $309 million, reflecting Altria Group, Inc.’s share of SABMiller’s increase to shareholders’ equity, resulting from the completion of the SABMiller, The Coca-Cola Company and Gutsche Family Investments transaction, combining bottling operations in Africa. As a result of the timing of the completion of the Transaction, Altria Group, Inc.’s pre-tax earnings from its equity investment in SABMiller for the year ended December 31, 2016 included its share of approximately nine months of SABMiller’s earnings.
    Summary financial data of SABMiller is as follows:

	For the Years Ended December 31,
(in millions)	2016 (1)	2015
Net revenues	$14,543	$20,188
Operating profit	$2,099	$3,690
Net earnings attributable to SABMiller	$1,803	$2,838
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
Upon completion of the Transaction and taking into account proration, Altria Group, Inc. received, in respect of its 430,000,000 SABMiller shares, (i) an interest that was converted into the Restricted Shares, representing a 9.6% ownership of AB InBev based on AB InBev’s shares outstanding at October 10, 2016, and (ii) approximately $4.8 billion in pre-tax cash as the cash component of the PSA. Additionally, Altria Group, Inc. received pre-tax cash proceeds of approximately $0.5 billion from exercising the derivative financial instruments discussed below, which, together with the pre-tax cash from the Transaction, totaled approximately $5.3 billion in pre-tax cash. Subsequently, Altria Group, Inc. purchased approximately 12 million ordinary shares of AB InBev for a total cost of approximately $1.6 billion, thereby increasing Altria Group, Inc.’s ownership of AB InBev to approximately 10.2% at December 31, 2016.

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

For the year ended December 31, 2017, Altria Group, Inc. recorded pre-tax gains of $445 million related to the planned completion of the remaining AB InBev divestitures in gain on AB InBev/SABMiller business combination in Altria Group, Inc.’s consolidated statement of earnings.
Altria Group, Inc.’s gain on the Transaction was deferred for United States corporate income tax purposes, except to the extent of the cash consideration received.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
     At December 31, 2017, finance assets, net, of $899 million were comprised of investments in finance leases of $922 million, reduced by the allowance for losses of $23 million. At December 31, 2016, finance assets, net, of $1,028 million were comprised of investments in finance leases of $1,060 million, reduced by the allowance for losses of $32 million.
A summary of the net investments in finance leases, substantially all of which were leveraged leases, at December 31, 2017 and 2016, before allowance for losses was as follows:

(in millions)	2017	2016
Rents receivable, net	$696	$805
Unguaranteed residual values	427	495
Unearned income	(201)	(240)
Investments in finance leases	922	1,060
Deferred income taxes	(407)	(717)
Net investments in finance leases	$515	$343
Rents receivable, net, represent unpaid rents, net of principal and interest payments on third-party nonrecourse debt. PMCC’s rights to rents receivable are subordinate to the third-party nonrecourse debtholders and the leased equipment is pledged as collateral to the debtholders. The repayment of the nonrecourse debt is collateralized by lease payments receivable and the leased property, and is nonrecourse to the general assets of PMCC. As required by U.S. GAAP, the third-party nonrecourse debt of $0.6 billion and $0.8 billion at December 31, 2017 and 2016, respectively, has been offset against the related rents receivable. There were no leases with contingent rentals in 2017 and 2016.
In 2017, 2016 and 2015 PMCC’s review of estimated residual values resulted in a decrease of $8 million, $28 million and $65 million, respectively, to unguaranteed residual values. These decreases in unguaranteed residual values resulted in a reduction to PMCC’s net revenues of $5 million, $18 million and $41 million in 2017, 2016 and 2015, respectively.
At December 31, 2017, PMCC’s investments in finance leases were principally comprised of the following investment categories: aircraft (40%), electric power (27%), railcar (13%), real estate (10%) and manufacturing (10%). There were no investments located outside the United States at December 31, 2017 and 2016.
Rents receivable in excess of debt service requirements on third-party nonrecourse debt at December 31, 2017 were as follows:

(in millions)
2018	$96
2019	173
2020	116
2021	96
2022	142
Thereafter	73
Total	$696
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
PMCC assesses the adequacy of its allowance for losses relative to the credit risk of its leasing portfolio on an ongoing basis. During 2017 and 2016, PMCC determined that its allowance for losses exceeded the amount required based on management’s assessment of the credit quality and size of PMCC’s leasing portfolio. As a result, PMCC reduced its allowance for losses by $9 million and $10 million for the years ended December 31, 2017 and 2016, respectively. There was no such adjustment for the year ended December 31, 2015. These

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

decreases to the allowance for losses were recorded as a reduction to marketing, administration and research costs in Altria Group, Inc.’s consolidated statements of earnings. PMCC believes that, as of December 31, 2017, the allowance for losses of $23 million was adequate. PMCC continues to monitor economic and credit conditions, and the individual situations of its lessees and their respective industries, and may increase or decrease its allowance for losses if such conditions change in the future.
The activity in the allowance for losses on finance assets for the years ended December 31, 2017, 2016 and 2015 was as follows:

(in millions)	2017	2016	2015
Balance at beginning of year	$32	$42	$42
Decrease to allowance	(9)	(10)	—
Balance at end of year	$23	$32	$42
All PMCC lessees were current on their lease payment obligations as of December 31, 2017.
The credit quality of PMCC’s investments in finance leases as assigned by Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”) at December 31, 2017 and 2016 was as follows:

(in millions)	2017	2016
Credit Rating by Standard & Poor’s/Moody’s:
“AAA/Aaa” to “A-/A3”	$220	$218
“BBB+/Baa1” to “BBB-/Baa3”	550	559
“BB+/Ba1” and Lower	152	283
Total	$922	$1,060
Note 8. Short-Term Borrowings and Borrowing Arrangements
At December 31, 2017 and December 31, 2016, Altria Group, Inc. had no short-term borrowings. The credit line available to Altria Group, Inc. at December 31, 2017 under the Credit Agreement (as defined below) was $3.0 billion.
At December 31, 2017, Altria Group, Inc. had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires on August 19, 2020. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at December 31, 2017 for borrowings under the Credit Agreement was 1.125%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral.
The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances.

The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At December 31, 2017, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.3 to 1.0 and 14.8 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments.
Any commercial paper issued by Altria Group, Inc. and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 19. Condensed Consolidating Financial Information.
Note 9. Long-Term Debt
At December 31, 2017 and 2016, Altria Group, Inc.’s long-term debt consisted of the following:

(in millions)	2017	2016
Notes, 2.625% to 10.20%, interest payable semi-annually, due through 2046 (1)	$13,852	$13,839
Debenture, 7.75%, interest payable semi-annually, due 2027	42	42
	13,894	13,881
Less current portion of long-term debt	864	—
	$13,030	$13,881
(1) Weighted-average coupon interest rate of 4.9% at December 31, 2017 and 2016.
At December 31, 2017, aggregate maturities of Altria Group, Inc.’s long-term debt were as follows:

(in millions)
2018	$864
2019	1,144
2020	1,000
2021	1,500
2022	1,900
Thereafter	7,609
14,017
Less: debt issuance costs	68
debt discounts	55
$13,894
Altria Group, Inc.’s estimate of the fair value of its debt is based on observable market information derived from a third party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.’s total long-term debt at December 31, 2017 and 2016, was $15.3 billion and $15.1 billion, respectively, as compared with its carrying value of $13.9 billion for each period.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
▪Debt Tender Offers: During 2016 and 2015, Altria Group, Inc. completed debt tender offers to purchase for cash certain of its senior unsecured notes in aggregate principal amounts of $0.9 billion and $0.8 billion, respectively.
Details of these debt tender offers and the associated pre-tax losses on early extinguishment of debt recorded by Altria Group, Inc. were as follows:

(in millions)	2016	2015
Notes Purchased
9.95% Notes due 2038	$441	$—
10.20% Notes due 2039	492	—
9.70% Notes due 2018	—	793
Total	$933	$793

Pre-tax Loss on Early Extinguishment of Debt
Premiums and fees	$809	$226
Write-off of unamortized debt discounts and debt issuance costs	14	2
Total	$823	$228

Note 10. Capital Stock
At December 31, 2017, Altria Group, Inc. had 12 billion shares of authorized common stock; issued, repurchased and outstanding shares of common stock were as follows:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, December 31, 2014	2,805,961,317	(834,486,794)	1,971,474,523
Stock award activity	—	(732,623)	(732,623)
Repurchases of common stock	—	(10,682,419)	(10,682,419)
Balances, December 31, 2015	2,805,961,317	(845,901,836)	1,960,059,481
Stock award activity	—	(566,256)	(566,256)
Repurchases of common stock	—	(16,221,001)	(16,221,001)
Balances, December 31, 2016	2,805,961,317	(862,689,093)	1,943,272,224
Stock award activity	—	(408,891)	(408,891)
Repurchases of common stock	—	(41,604,141)	(41,604,141)
Balances, December 31, 2017	2,805,961,317	(904,702,125)	1,901,259,192
At December 31, 2017, 41,688,666 shares of common stock were reserved for stock-based awards under Altria Group, Inc.’s stock plans, and 10 million shares of serial preferred stock, $1.00 par value, were authorized. No shares of serial preferred stock have been issued.
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
In July 2015, the Board of Directors authorized a $1.0 billion share repurchase program that it expanded to $3.0 billion in October 2016 and to $4.0 billion in July 2017 (as expanded, the “July 2015 share repurchase program”). During 2017, 2016 and 2015, Altria Group, Inc. repurchased 41.6 million shares, 16.2 million shares, and 0.6 million shares, respectively, of its common stock (at an aggregate cost

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

of approximately $2,917 million, $1,030 million and $35 million, respectively, and at an average price of $70.10 per share, $63.48 per share and $57.66 per share, respectively) under the July 2015 share repurchase program. At December 31, 2017, Altria Group, Inc. had approximately $18 million remaining in the July 2015 share repurchase program. In January 2018, Altria Group, Inc. completed the July 2015 share repurchase program, under which it purchased a total of 58.7 million shares of its common stock at an average price of $68.15 per share.
In January 2018, the Board of Directors authorized a new $1.0 billion share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.
For the years ended December 31, 2017, 2016 and 2015, Altria Group, Inc.’s total share repurchase activity was as follows:

	2017	2016	2015
	(in millions, except per share data)
Total number of shares repurchased	41.6	16.2	10.7
Aggregate cost of shares repurchased	$2,917	$1,030	$554
Average price per share of shares repurchased	$70.10	$63.48	$51.83
Note 11. Stock Plans
Under the Altria Group, Inc. 2015 Performance Incentive Plan (the “2015 Plan”), Altria Group, Inc. may grant stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, and other stock-based awards, as well as cash-based annual and long-term incentive awards to employees of Altria Group, Inc. or any of its subsidiaries or affiliates. Any awards granted pursuant to the 2015 Plan may be in the form of performance-based awards subject to the achievement or satisfaction of performance goals and performance cycles. Up to 40 million shares of common stock may be issued under the 2015 Plan. In addition, under the 2015 Stock Compensation Plan for Non-Employee Directors (the “Directors Plan”), Altria Group, Inc. may grant up to one million shares of common stock to members of the Board of Directors who are not employees of Altria Group, Inc.
Shares available to be granted under the 2015 Plan and the Directors Plan at December 31, 2017, were 38,161,242 and 920,942, respectively.
On January 1, 2017, Altria Group, Inc. adopted ASU No. 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of ASU No. 2016-09 did not have a material impact on Altria Group, Inc.’s consolidated financial statements. The portions of the guidance that have an impact on Altria Group, Inc.’s consolidated financial statements have been adopted prospectively, with the exception of the classification of employee taxes paid by Altria Group, Inc. on the consolidated statements of cash flows related to shares withheld by Altria Group, Inc. for tax withholding purposes, which has been applied retrospectively. Altria Group, Inc. has made an accounting policy election to continue to estimate the number of share-based awards that are expected to vest, which includes estimating forfeitures.
▪Restricted Stock and Restricted Stock Units: Altria Group, Inc. may grant shares of restricted stock and restricted stock units to employees of Altria Group, Inc. or any of its subsidiaries or affiliates. During the vesting period, these shares include nonforfeitable rights to dividends or dividend equivalents and may not be sold, assigned, pledged or otherwise encumbered. Such shares are subject to forfeiture if certain employment conditions are not met. Altria Group, Inc. estimates the number of awards expected to be forfeited and adjusts this estimate when subsequent information indicates that the actual number of forfeitures is likely to differ from previous estimates. Shares of restricted stock and restricted stock units generally vest three years after the grant date.
The fair value of the shares of restricted stock and restricted stock units at the date of grant, net of estimated forfeitures, is amortized to expense ratably over the restriction period, which is generally three years. Altria Group, Inc. recorded pre-tax compensation expense related to restricted stock and restricted stock units granted to employees for the years ended December 31, 2017, 2016 and 2015 of $49 million, $44 million and $51 million, respectively. The deferred tax benefit recorded related to this compensation expense was $18 million, $17 million and $20 million for the years ended December 31, 2017, 2016 and 2015, respectively. The unamortized compensation expense related to Altria Group, Inc. restricted stock and restricted stock units was $54 million at December 31, 2017 and is expected to be recognized over a weighted-average period of approximately two years.
Altria Group, Inc.’s restricted stock and restricted stock units activity was as follows for the year ended December 31, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2016	3,245,534	$48.45
Granted	641,263	$71.05
Vested	(1,321,620)	$36.40
Forfeited	(180,676)	$59.11
Balance at December 31, 2017	2,384,501	$60.40
The weighted-average grant date fair value of Altria Group, Inc. restricted stock and restricted stock units granted during the years ended December 31, 2017, 2016 and 2015 was $46 million, $56 million and $65 million, respectively, or $71.05, $59.38 and $54.54 per restricted stock or restricted stock unit, respectively. The total fair value of Altria Group, Inc. restricted stock and restricted stock units that vested during the years ended December 31, 2017, 2016 and 2015 was $95 million, $78 million and $85 million, respectively.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

▪Performance Stock Units: In January 2017, Altria Group, Inc. granted an aggregate of 187,886 performance stock units to eligible employees. The payout of the performance stock units requires the achievement of certain performance measures, which were predetermined at the time of grant, over a three-year performance cycle. These performance measures consist of Altria Group, Inc.’s adjusted diluted earnings per share (“EPS”) compounded annual growth rate and Altria Group, Inc.’s total shareholder return relative to a predetermined peer group. The performance stock units are also subject to forfeiture if certain employment conditions are not met. At December 31, 2017, Altria Group, Inc. had 170,755 performance stock units remaining, with a weighted-average grant date fair value of $70.39 per performance stock unit. The fair value of the performance stock units at the date of grant, net of estimated forfeitures, is amortized to expense over the performance period. Altria Group, Inc. recorded pre-tax compensation expense related to performance stock units for the year ended December 31, 2017 of $6 million. The unamortized compensation expense related to Altria Group, Inc.’s performance stock units was $7 million at December 31, 2017. Altria Group, Inc. did not grant any performance stock units during 2016 and 2015.

Note 12. Earnings per Share
Basic and diluted EPS were calculated using the following:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Net earnings attributable to Altria Group, Inc.	$10,222	$14,239	$5,241
Less: Distributed and undistributed earnings attributable to share-based awards	(14)	(24)	(10)
Earnings for basic and diluted EPS	$10,208	$14,215	$5,231
Weighted-average shares for basic and diluted EPS	1,921	1,952	1,961

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 13. Other Comprehensive Earnings/Losses
The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

(in millions)	Benefit Plans	AB InBev/SABMiller		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2014	$(2,040)	$(640)		$(2)	$(2,682)
Other comprehensive losses before reclassifications	(223)	(983)		(4)	(1,210)
Deferred income taxes	86	344		1	431
Other comprehensive losses before reclassifications, net of deferred income taxes	(137)	(639)		(3)	(779)

Amounts reclassified to net earnings	272	21		—	293
Deferred income taxes	(105)	(7)		—	(112)
Amounts reclassified to net earnings, net of deferred income taxes	167	14		—	181

Other comprehensive earnings (losses), net of deferred income taxes	30	(625)	(1)	(3)	(598)
Balances, December 31, 2015	(2,010)	(1,265)		(5)	(3,280)
Other comprehensive (losses) earnings before reclassifications	(247)	787		1	541
Deferred income taxes	96	(276)		—	(180)
Other comprehensive (losses) earnings before reclassifications, net of deferred income taxes	(151)	511	(2)	1	361

Amounts reclassified to net earnings	178	1,160		—	1,338
Deferred income taxes	(65)	(406)		—	(471)
Amounts reclassified to net earnings, net of deferred income taxes	113	754	(3)	—	867

Other comprehensive (losses) earnings, net of deferred income taxes	(38)	1,265		1	1,228
Balances, December 31, 2016	(2,048)	—		(4)	(2,052)
Other comprehensive earnings (losses) before reclassifications	52	(91)		—	(39)
Deferred income taxes	(21)	32		—	11
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	31	(59)		—	(28)

Amounts reclassified to net earnings	291	8		—	299
Deferred income taxes	(113)	(3)		—	(116)
Amounts reclassified to net earnings, net of deferred income taxes	178	5		—	183

Other comprehensive earnings (losses), net of deferred income taxes	209	(54)	(1)	—	155
Balances, December 31, 2017	$(1,839)	$(54)		$(4)	$(1,897)
(1) Altria Group, Inc.’s proportionate share of AB InBev’s and SABMiller’s other comprehensive earnings/losses consisted primarily of currency translation adjustments for the years ended December 31, 2017 and 2015, respectively.
(2) As a result of the Transaction, Altria Group, Inc. reversed to investment in SABMiller $414 million of its accumulated other comprehensive losses directly attributable to SABMiller; the remaining $97 million consisted primarily of currency translation adjustments.
(3) As a result of the Transaction, Altria Group, Inc. recognized $737 million of its accumulated other comprehensive losses directly attributable to SABMiller.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Benefit Plans: (1)
Net loss	$325	$223	$304
Prior service cost/credit	(34)	(45)	(32)
	291	178	272
AB InBev/SABMiller (2)	8	1,160	21
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$299	$1,338	$293
(1) Amounts are included in net defined benefit plan costs. For further details, see Note 16. Benefit Plans.
(2) For the years ended December 31, 2017 and 2015, amounts are included in earnings from equity investment in AB InBev/SABMiller. Substantially all of the amount for the year ended December 31, 2016 is included in gain on AB InBev/SABMiller business combination. For further information, see Note 6. Investment in AB InBev/SABMiller.
Note 14. Income Taxes
As a result of the Tax Reform Act, Altria Group, Inc. recorded net tax benefits of approximately $3.4 billion in the fourth quarter of 2017 as discussed below. The main provisions of the Tax Reform Act that impact Altria Group, Inc. include: (i) a reduction in the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018, and (ii) changes in the treatment of foreign-source income, commonly referred to as a modified territorial tax system.
The transition to a modified territorial tax system requires Altria Group, Inc. to record a deemed repatriation tax and an associated tax basis benefit in 2017. Substantially all of the deemed repatriation tax is related to Altria Group, Inc.’s share of AB InBev’s accumulated earnings. As a result of the deemed repatriation tax, no tax was due on the dividends Altria Group, Inc. received from AB InBev in 2017.

Earnings before income taxes and (benefit) provision for income taxes consisted of the following for the years ended December 31, 2017, 2016 and 2015:

(in millions)	2017	2016	2015
Earnings before income taxes:
United States	$9,809	$21,867	$8,078
Outside United States	19	(15)	—
Total	$9,828	$21,852	$8,078
Provision (benefit) for income taxes:
Current:
Federal	$2,346	$4,093	$2,516
State and local	366	390	451
Outside United States	15	6	—
	2,727	4,489	2,967
Deferred:
Federal	(3,213)	3,102	(140)
State and local	86	20	8
Outside United States	1	(3)	—
	(3,126)	3,119	(132)
Total (benefit) provision for income taxes	$(399)	$7,608	$2,835
Altria Group, Inc.’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal income tax statute of limitations remains open for the year 2010 and forward, with years 2014 and 2015 currently under examination by the Internal Revenue Service (“IRS”) as part of an audit conducted in the ordinary course of business. With the exception of corresponding federal audit adjustments, state statutes of limitations generally remain open for the year 2013 and forward. Certain of Altria Group, Inc.’s state tax returns are currently under examination by various states as part of routine audits conducted in the ordinary course of business.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 was as follows:

(in millions)	2017	2016	2015
Balance at beginning of year	$169	$158	$258
Additions based on tax positions related to the current year	—	15	15
Additions for tax positions of prior years	129	29	57
Reductions for tax positions due to lapse of statutes of limitations	(4)	(4)	(4)
Reductions for tax positions of prior years	(208)	(28)	(86)
Settlements	(20)	(1)	(82)
Balance at end of year	$66	$169	$158
     Unrecognized tax benefits and Altria Group, Inc.’s consolidated liability for tax contingencies at December 31, 2017 and 2016 were as follows:

(in millions)	2017	2016
Unrecognized tax benefits	$66	$169
Accrued interest and penalties	9	23
Tax credits and other indirect benefits	(1)	(6)
Liability for tax contingencies	$74	$186
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2017 was $43 million, along with $23 million affecting deferred taxes. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2016 was $67 million, along with $102 million affecting deferred taxes.
Altria Group, Inc. recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision.
For the years ended December 31, 2017, 2016 and 2015, Altria Group, Inc. recognized in its consolidated statements of earnings $(13) million, $9 million and $(36) million, respectively, of gross interest (income) expense associated with uncertain tax positions.
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
The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal tax benefit	3.5	1.2	3.7
Re-measurement of net deferred tax liabilities	(31.2)	—	—
Tax basis in foreign investments	(7.8)	—	—
Deemed repatriation tax	4.2	—	—
Uncertain tax positions	(0.9)	—	(0.8)
AB InBev/SABMiller dividend benefit	(5.9)	(0.6)	(0.5)
Domestic manufacturing deduction	(1.8)	(0.8)	(2.0)
Other	0.8	—	(0.3)
Effective tax rate	(4.1)%	34.8%	35.1%
The tax benefit in 2017 included net tax benefits of $3,367 million related to the Tax Reform Act recorded in the fourth quarter of 2017 as follows: (i) a tax benefit of $3,017 million to re-measure Altria Group, Inc. and its consolidated subsidiaries’ net deferred tax liabilities based on the new U.S. federal statutory rate; and (ii) a net tax benefit of $763 million for a tax basis adjustment associated with the deemed repatriation tax, partially offset by tax expense of $413 million for the deemed repatriation tax.
The amounts above related to the tax basis adjustment and the deemed repatriation tax were based on provisional estimates as of January 18, 2018, substantially all of which are related to Altria Group, Inc.’s share of AB InBev’s accumulated earnings and associated taxes. Altria Group, Inc. may be required to adjust these provisional estimates based on (i) additional guidance related to, or interpretation of, the Tax Reform Act and associated tax laws and (ii) additional information to be received from AB InBev, including information regarding AB InBev’s accumulated earnings and associated taxes for the 2016 and 2017 tax years. This additional guidance and information could result in increases or decreases to the provisional estimates, which may be significant in relation to these estimates. Altria Group, Inc. will record any such adjustments in 2018.
The tax benefit in 2017 also included tax benefits of $232 million for the release of a valuation allowance in the third quarter of 2017 related to deferred income tax assets for foreign tax credit carryforwards, which is included in AB InBev/SABMiller dividend benefit in the table above; and tax benefits of $152 million related primarily to the effective settlement in the second quarter of 2017 of the IRS audit of Altria Group, Inc. and its consolidated subsidiaries’ 2010-2013 tax years, partially offset by tax expense of $114 million in the third quarter of 2017 for tax reserves related to the calculation of certain foreign tax credits.
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
Under tax sharing agreements between Altria Group, Inc. and its former subsidiary PMI, entered into in connection with the 2008 spin-off, PMI is responsible for its pre-spin-off tax obligations. Altria Group, Inc., however, remained severally liable for PMI’s pre-spin-off federal tax obligations pursuant to regulations governing federal consolidated income tax returns, and continued to include the pre-spin-off federal income tax reserves of PMI in its liability for uncertain tax positions. As of December 31, 2015, there were no remaining pre-spin-off tax reserves for PMI.
During 2015, Altria Group, Inc. recorded tax benefits of $41 million for PMI tax matters, primarily relating to the IRS 2007-2009 Audit. These net tax benefits were offset by a reduction of a PMI tax-related receivable, which was recorded as a decrease to operating income in Altria Group, Inc.’s consolidated statement of earnings. Due to the offset, the PMI tax matters had no impact on Altria Group, Inc.’s net earnings for the year ended December 31, 2015.
The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 31, 2017 and 2016:

(in millions)	2017	2016
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$539	$952
Settlement charges	614	1,446
Accrued pension costs	136	330
Net operating losses and tax credit carryforwards	18	288
Total deferred income tax assets	1,307	3,016
Deferred income tax liabilities:
Property, plant and equipment	(261)	(429)
Intangible assets	(2,674)	(4,032)
Investment in AB InBev	(2,859)	(5,546)
Finance assets, net	(404)	(708)
Other	(121)	(125)
Total deferred income tax liabilities	(6,319)	(10,840)
Valuation allowances	—	(240)
Net deferred income tax liabilities	$(5,012)	$(8,064)

At December 31, 2017, Altria Group, Inc. had estimated gross state tax net operating losses of $569 million that, if unused, will expire in 2018 through 2037.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Segment data were as follows:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Net revenues:
Smokeable products	$22,636	$22,851	$22,792
Smokeless products	2,155	2,051	1,879
Wine	698	746	692
All other	87	96	71
Net revenues	$25,576	$25,744	$25,434
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$8,408	$7,768	$7,569
Smokeless products	1,300	1,177	1,108
Wine	147	164	152
All other	(51)	(99)	(169)
Amortization of intangibles	(21)	(21)	(21)
General corporate expenses	(227)	(222)	(237)
Reduction of PMI tax-related receivable	—	—	(41)
Corporate asset impairment and exit costs	—	(5)	—
Operating income	9,556	8,762	8,361
Interest and other debt expense, net	(705)	(747)	(817)
Loss on early extinguishment of debt	—	(823)	(228)
Earnings from equity investment in AB InBev/SABMiller	532	795	757
Gain on AB InBev/SABMiller business combination	445	13,865	5
Earnings before income taxes	$9,828	$21,852	$8,078
The smokeable products segment included net revenues of $21,900 million, $22,199 million and $22,193 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to cigarettes and net revenues of $736 million, $652 million and $599 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to cigars.
PM USA, USSTC, Middleton and Nat Sherman’s largest customer, McLane Company, Inc., accounted for approximately 26%, 25% and 26% of Altria Group, Inc.’s consolidated net revenues for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, Core-Mark Holding Company, Inc. accounted for approximately 14%, 14% and 10% of Altria Group, Inc.’s consolidated net revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Substantially all of these net revenues were reported in the smokeable products and smokeless products segments. Sales to three distributors accounted for approximately 67%, 69% and 66% of net revenues for the wine segment for the years ended December 31, 2017, 2016 and 2015, respectively.

Details of Altria Group, Inc.’s depreciation expense and capital expenditures were as follows:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Depreciation expense:
Smokeable products	$93	$93	$117
Smokeless products	29	26	27
Wine	40	36	32
General corporate and other	26	28	28
Total depreciation expense	$188	$183	$204
Capital expenditures:
Smokeable products	$39	$55	$56
Smokeless products	61	52	113
Wine	53	59	42
General corporate and other	46	23	18
Total capital expenditures	$199	$189	$229
The comparability of operating companies income for the reportable segments was affected by the following:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: For the years ended December 31, 2017, 2016 and 2015, pre-tax expense (income) for NPM adjustment items was recorded in Altria Group, Inc.’s consolidated statements of earnings as follows:

(in millions)	2017	2016	2015
Smokeable products segment	$(5)	$12	$(97)
Interest and other debt expense, net	9	6	13
Total	$4	$18	$(84)
NPM adjustment items result from the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement (such dispute resolutions are referred to collectively as “NPM Adjustment Items”). For the year ended December 31, 2015, the NPM Adjustment Items primarily relate to the resolution of the dispute with New York. For further discussion, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 18. Contingencies. The amounts shown in the table above for the smokeable products segment were recorded by PM USA as increases (reductions) to cost of sales, which decreased (increased) operating companies income in the smokeable products segment.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

▪Tobacco and Health Litigation Items: For the years ended December 31, 2017, 2016 and 2015, pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s consolidated statements of earnings as follows:

(in millions)	2017	2016	2015
Smokeable products segment	$72	$88	$127
Interest and other debt expense, net	8	17	23
Total	$80	$105	$150
During 2017, PM USA recorded pre-tax charges of$72 million in marketing, administration and research costs and $8 million in interest costs, substantially all of which related to 11 Engle progeny cases. For further discussion, see Note 18. Contingencies.
During 2016, PM USA recorded pre-tax charges of $88 million in marketing, administration and research costs, primarily related to settlements in the Miner and Aspinall cases totaling approximately $67 million, and $16 million related to a judgment in the Merino case. In addition, during 2016, PM USA recorded $17 million in interest costs primarily related to Aspinall. For further discussion, see Note 18. Contingencies.
During 2015, PM USA recorded pre-tax charges in marketing, administration and research costs in seven state Engle progeny cases and Schwarz of $59 million and $25 million, respectively, as well as $14 million and $9 million, respectively, in interest costs related to these cases. Additionally in 2015, PM USA and certain other cigarette manufacturers reached an agreement to resolve approximately 415 pending federal Engle progeny cases. As a result of the agreement, PM USA recorded a pre-tax provision of approximately $43 million in marketing, administration and research costs. For further discussion, see Note 18. Contingencies.

▪Settlement for Lump Sum Pension Payments: In the third quarter of 2017, Altria Group, Inc. made a voluntary, limited-time offer to former employees with vested benefits in the Altria Retirement Plan who had not commenced receiving benefit payments and who met certain other conditions. Eligible participants were offered the opportunity to make a one-time election to receive their pension benefit as a single lump sum payment or as a monthly annuity. As a result of the 2017 lump sum distributions, a one-time pre-tax settlement charge of $81 million was recorded in 2017 in Altria Group, Inc.’s consolidated statement of earnings as follows:

For the Year Ended December 31, 2017
(in millions)	Cost of Sales	Marketing, Administration and Research Costs	Total
Smokeable products	$39	$18	$57
Smokeless products	—	16	16
General corporate and other	—	8	8
Total	$39	$42	$81
For further discussion, see Note 16. Benefit Plans.
▪Smokeless Products Recall: During 2017, USSTC voluntarily recalled certain smokeless tobacco products manufactured at its Franklin Park, Illinois facility due to a product tampering incident (the “Recall”). USSTC estimates that the Recall reduced smokeless products segment operating companies income by approximately $60 million in 2017.
▪Asset Impairment, Exit and Implementation Costs: See Note 4. Asset Impairment, Exit and Implementation Costs for a breakdown of these costs by segment.
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
The plan assets and benefit obligations of Altria Group, Inc.’s pension plans and postretirement plans are measured at December 31 of each year. In December 2017, Altria Group, Inc. made a contribution of $270 million to a trust to fund certain

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

postretirement benefits. Prior to this contribution, Altria Group, Inc.’s postretirement plans were not funded.
The discount rates for Altria Group, Inc.’s plans were based on a yield curve developed from a model portfolio of high-quality corporate bonds with durations that match the expected future cash flows of the pension and postretirement benefit obligations.

▪	Obligations and Funded Status: The benefit obligations, plan assets and funded status of Altria Group, Inc.’s pension and postretirement plans at December 31, 2017 and 2016 were as follows:

	Pension		Postretirement
(in millions)	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$8,312	$8,011	$2,364	$2,392
Service cost	75	76	16	17
Interest cost	288	281	76	77
Benefits paid	(703)	(440)	(139)	(135)
Actuarial losses	589	367	56	24
Termination, settlement and curtailment	(51)	13	—	5
Other	—	4	(38)	(16)
Benefit obligation at end of year	8,510	8,312	2,335	2,364
Change in plan assets:
Fair value of plan assets at beginning of year	7,475	6,706	—	—
Actual return on plan assets	1,219	678	—	—
Employer contributions	24	531	270	—
Benefits paid	(703)	(440)	—	—
Fair value of plan assets at end of year	8,015	7,475	270	—
Funded status at December 31	$(495)	$(837)	$(2,065)	$(2,364)
Amounts recognized on Altria Group, Inc.’s consolidated balance sheets were as follows:
Other accrued liabilities	$(51)	$(32)	$(78)	$(147)
Accrued pension costs	(445)	(805)	—	—
Other assets	1	—	—	—
Accrued postretirement health care costs	—	—	(1,987)	(2,217)
	$(495)	$(837)	$(2,065)	$(2,364)
The table above presents the projected benefit obligation for Altria Group, Inc.’s pension plans. The accumulated benefit obligation, which represents benefits earned to date, for the pension plans was $8.2 billion and $8.0 billion at December 31, 2017 and 2016, respectively.
For plans with accumulated benefit obligations in excess of plan assets at December 31, 2017, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $413 million, $364 million and $124 million, respectively. At December 31, 2016, the accumulated benefit obligations were in excess of plan assets for all pension plans.
The Patient Protection and Affordable Care Act (“PPACA”), as amended by the Health Care and Education Reconciliation Act of 2010, mandates health care reforms with staggered effective dates from 2010 to 2022, including the imposition of an excise tax on high cost health care plans effective in 2022. The additional accumulated postretirement liability resulting from the PPACA, which is not material to Altria Group, Inc., has been included in Altria Group, Inc.’s accumulated postretirement benefit obligation at December 31, 2017 and 2016. Given the complexity of the PPACA and the extended time period during which implementation is expected to occur, future adjustments to Altria Group, Inc.’s accumulated postretirement benefit obligation may be necessary.
The following assumptions were used to determine Altria Group, Inc.’s pension benefit obligations at December 31:

	2017	2016
Discount rate	3.7%	4.1%
Rate of compensation increase	4.0	4.0

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The following assumptions were used to determine Altria Group, Inc.’s postretirement benefit obligations at December 31:

	2017	2016
Discount rate	3.7%	4.1%
Health care cost trend rate assumed for next year	7.0	7.0
Ultimate trend rate	5.0	5.0
Year that the rate reaches the ultimate trend rate	2022	2022

▪	Components of Net Periodic Benefit Cost: Net periodic benefit cost consisted of the following for the years ended December 31, 2017, 2016 and 2015:

	Pension			Postretirement
(in millions)	2017	2016	2015	2017	2016	2015
Service cost	$75	$76	$86	$16	$17	$18
Interest cost	288	281	337	76	77	100
Expected return on plan assets	(601)	(553)	(539)	—	—	—
Amortization:
Net loss	197	171	234	25	25	43
Prior service cost (credit)	4	5	7	(38)	(39)	(39)
Termination, settlement and curtailment	86	34	8	—	(2)	—
Net periodic benefit cost	$49	$14	$133	$79	$78	$122
Termination, settlement and curtailment shown in the table above primarily relate to the settlement charge discussed below, and the productivity initiative and facilities consolidation discussed in Note 4. Asset Impairment, Exit and Implementation Costs.
In the third quarter of 2017, Altria Group, Inc. made a voluntary, limited-time offer to former employees with vested benefits in the Altria Retirement Plan who had not commenced receiving benefit payments and who met certain other conditions. Eligible participants were offered the opportunity to make a one-time election to receive their pension benefit as a single lump sum payment or as a monthly annuity. Distributions to former employees who elected to receive lump sum payments totaled approximately $277 million, substantially all of which were made in December 2017 from the Altria Retirement Plan’s assets. Payments began on January 1, 2018 to former employees who elected a monthly annuity. As a result of the lump sum distributions, Altria Group, Inc. recorded a one-time settlement charge of $81 million in 2017.
The amounts included in termination, settlement and curtailment in the table above were comprised of the following changes:

	Pension			Post- retirement
(in millions)	2017	2016	2015	2016
Benefit obligation	$—	$23	$—	$11
Other comprehensive earnings/losses:
Net loss	86	9	8	—
Prior service cost (credit)	—	2	—	(13)
	$86	$34	$8	$(2)

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
The estimated net loss and prior service cost (credit) that are expected to be amortized from accumulated other comprehensive losses into net periodic benefit cost during 2018 is as follows:

(in millions)	Pension	Postretirement
Net loss	$228	$35
Prior service cost (credit)	4	(42)

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The following assumptions were used to determine Altria Group, Inc.’s net periodic benefit cost for the years ended December 31:

	Pension			Postretirement
	2017	2016	2015	2017	2016	2015
Discount rates:
Service cost	4.3%	4.7%	4.1%	4.3%	4.5%	4.0%
Interest cost	3.5	3.6	4.1	3.5	3.4	4.0
Expected rate of return on plan assets	8.0	8.0	8.0	—	—	—
Rate of compensation increase	4.0	4.0	4.0	—	—	—
Health care cost trend rate	—	—	—	7.0	6.5	7.0
Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have had the following effects as of December 31, 2017:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of postretirement service and interest cost	7.8%	(6.9)%
Effect on postretirement benefit obligation	6.6%	(5.5)%
▪Defined Contribution Plans: Altria Group, Inc. sponsors deferred profit-sharing plans covering certain salaried, non-union and union employees. Contributions and costs are determined generally as a percentage of earnings, as defined by the plans. Amounts charged to expense for these defined contribution plans totaled $83 million, $93 million and $85 million in 2017, 2016 and 2015, respectively.
▪Pension Plan Assets: Altria Group, Inc.’s investment strategy for its pension plan assets is based on an expectation that equity securities will outperform debt securities over the long term. Altria Group, Inc. believes that it implements the investment strategy in a prudent and risk-controlled manner, consistent with the fiduciary requirements of the Employee Retirement Income Security Act of 1974, by investing retirement plan assets in a well-diversified mix of equities, fixed income and other securities that reflects the impact of the demographic mix of plan participants on the benefit obligation using a target asset allocation between equity securities and fixed income investments of 55%/45%. The composition of Altria Group, Inc.’s plan assets at December 31, 2017 was broadly characterized as an allocation between equity securities (59%), corporate bonds (30%) and U.S. Treasury and foreign government securities (11%). Virtually all pension assets can be used to make monthly benefit payments.

Altria Group, Inc.’s investment objective for its pension plan assets is accomplished by investing in U.S. and international equity index strategies that are intended to mirror indices such as the Standard & Poor’s 500 Index, Russell Small Cap Completeness Index, Research Affiliates Fundamental Index (“RAFI”) Low Volatility U.S. Index, and Morgan Stanley Capital International (“MSCI”) Europe, Australasia, and the Far East (“EAFE”) Index. Altria Group, Inc.’s pension plans also invest in actively managed international equity securities of large, mid and small cap companies located in developed and emerging markets, as well as long duration fixed income securities that primarily include corporate bonds of companies from diversified industries. The allocation to below investment grade securities represented 16% of the fixed income holdings or 7% of total plan assets at December 31, 2017. The allocation to emerging markets represented 4% of the equity holdings or 3% of total plan assets at December 31, 2017.
Altria Group, Inc.’s risk management practices for its pension plans include ongoing monitoring of asset allocation, investment performance and investment managers’ compliance with their investment guidelines, periodic rebalancing between equity and debt asset classes and annual actuarial re-measurement of plan liabilities.
Altria Group, Inc.’s expected rate of return on pension plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. The forward-looking estimates are consistent with the overall long-term averages exhibited by returns on equity and fixed income securities. Altria Group, Inc. has reduced this assumption from 8.0% to 7.8% for determining its pension net periodic benefit cost for 2018.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The fair values of Altria Group, Inc.’s pension plan assets by asset category at December 31, 2017 and 2016 were as follows:

	2017				2016
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. and foreign government securities or their agencies:
U.S. government and agencies	$—	$588	$—	$588	$—	$444	$—	$444
U.S. municipal bonds	—	81	—	81	—	102	—	102
Foreign government and agencies	—	150	—	150	—	185	—	185
Corporate debt instruments:
Above investment grade	—	1,789	—	1,789	—	1,735	—	1,735
Below investment grade and no rating	—	511	—	511	—	602	—	602
Common stock:
International equities	1,396	—	—	1,396	1,076	—	—	1,076
U.S. equities	831	—	—	831	760	—	—	760
Other, net	120	74	—	194	142	33	13	188
	$2,347	$3,193	$—	$5,540	$1,978	$3,101	$13	$5,092
Investments measured at NAV as a practical expedient for fair value:
Common/collective trusts:
U.S. large cap				2,014				1,940
U.S. small cap				361				363
International developed markets				100				80
Fair value of plan assets, net				$8,015				$7,475
Level 3 holdings and transactions were immaterial to total plan assets at December 31, 2017 and 2016.

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

▪
Common/Collective Trusts: Common/collective trusts consist of funds that are intended to mirror indices such as Standard & Poor’s 500 Index, Russell Small Cap Completeness Index and MSCI EAFE Index. They are

valued on the basis of the relative interest of each participating investor in the fair value of the underlying assets of each of the respective common/collective trusts. The underlying assets are valued based on the net asset value (“NAV”), which is provided by the investment account manager as a practical expedient to estimate fair value. These investments are not classified by level but are disclosed to permit reconciliation to the fair value of plan assets.
▪Postretirement Plan Assets: Altria Group, Inc. has established a long-term investment strategy for its postretirement plan assets using a target asset allocation between equity securities and fixed income investments of 55%/45%. The expected rate of return on plan assets is 7.8% for determining Altria Group, Inc.’s postretirement net periodic benefit cost for 2018. At December 31, 2017, postretirement plan assets totaled $270 million. Approximately $150 million was invested in domestic and international common/collective trusts. The underlying assets of each of the respective common/collective trusts are valued based on the NAV, which is provided by the investment account manager as a practical expedient to estimate fair value. Additionally, approximately $120 million was held in an interest bearing cash account, which is classified in Level 1 of the fair value hierarchy, pending full implementation of the investment strategy in early January 2018.
▪Cash Flows: Altria Group, Inc. makes contributions to the pension plans to the extent that the contributions are tax

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

deductible and pays benefits that relate to plans for salaried employees that cannot be funded under IRS regulations. Currently, Altria Group, Inc. anticipates making employer contributions to its pension plans of up to approximately $60 million in 2018 based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension plan assets, or changes in interest rates. In December 2017, Altria Group, Inc. made a contribution of $270 million to its postretirement plans. Currently, Altria Group, Inc. anticipates making employer contributions to its postretirement plans of up to approximately $70 million in 2018. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on postretirement plan assets.

Estimated future benefit payments at December 31, 2017 were as follows:

(in millions)	Pension	Postretirement
2018	$480	$142
2019	451	140
2020	456	138
2021	459	136
2022	463	133
2023-2027	2,372	620
Comprehensive Earnings/Losses
The amounts recorded in accumulated other comprehensive losses at December 31, 2017 consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net loss	$(2,493)	$(612)	$(93)	$(3,198)
Prior service (cost) credit	(15)	195	—	180
Deferred income taxes	979	166	34	1,179
Amounts recorded in accumulated other comprehensive losses	$(1,529)	$(251)	$(59)	$(1,839)
The amounts recorded in accumulated other comprehensive losses at December 31, 2016 consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net loss	$(2,857)	$(581)	$(99)	$(3,537)
Prior service (cost) credit	(19)	195	—	176
Deferred income taxes	1,124	153	36	1,313
Amounts recorded in accumulated other comprehensive losses	$(1,752)	$(233)	$(63)	$(2,048)
The movements in other comprehensive earnings/losses during the year ended December 31, 2017 were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost:
Amortization:
Net loss	$197	$25	$17	$239
Prior service cost/credit	4	(38)	—	(34)
Other expense:
Net loss	86	—	—	86
Deferred income taxes	(113)	6	(6)	(113)
	174	(7)	11	178
Other movements during the year:
Net loss	81	(56)	(11)	14
Prior service cost/credit	—	38	—	38
Deferred income taxes	(32)	7	4	(21)
	49	(11)	(7)	31
Total movements in other comprehensive earnings/losses	$223	$(18)	$4	$209

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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 17. Additional Information

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Research and development expense	$241	$203	$186
Advertising expense	$29	$27	$25
Interest and other debt expense, net:
Interest expense	$727	$754	$808
Interest income	(31)	(13)	(4)
Interest related to NPM Adjustment Items	9	6	13
	$705	$747	$817
Rent expense	$43	$53	$48
     Minimum rental commitments and sublease income under non-cancelable operating leases in effect at December 31, 2017 were as follows:

(in millions)	Rental Commitments	Sublease Income
2018	$38	$5
2019	33	5
2020	28	5
2021	26	5
2022	23	5
Thereafter	44	5
	$192	$30
The activity in the allowance for discounts and allowance for returned goods for the years ended December 31, 2017, 2016 and 2015 was as follows:

(in millions)	2017		2016		2015
	Discounts	Returned Goods	Discounts	Returned Goods	Discounts	Returned Goods
Balance at beginning of year	$—	$49	$—	$68	$—	$46
Charged to costs and expenses	626	130	628	133	618	217
Deductions (1)	(626)	(139)	(628)	(152)	(618)	(195)
Balance at end of year	$—	$40	$—	$49	$—	$68
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of December 31, 2017, 2016 and 2015:

	2017	2016	2015
Individual Smoking and Health Cases (1)	92	70	65
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	4	5	5
Health Care Cost Recovery Actions (3)	1	1	1
“Lights/Ultra Lights” Class Actions	3	8	11
(1) Does not include 2,414 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. Also, does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (discussed below in Smoking and Health Litigation - Engle Class Action).
(2) Includes as one case the 30 civil actions that were to be tried in six consolidated trials in West Virginia (In re: Tobacco Litigation). PM USA is a defendant in nine of the 30 cases. The parties have agreed to resolve the cases for an immaterial amount and have so notified the court.
(3) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

▪ International Tobacco-Related Cases: As of January 29, 2018, PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

▪Tobacco-Related Cases Set for Trial: As of January 29, 2018, three Engle progeny cases are set for trial through March 31, 2018. There are no other individual smoking and health cases against PM USA set for trial during this period. Cases against other companies in the tobacco industry may be scheduled for trial during this period. Trial dates are subject to change.

▪Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 63 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 42 of the 63 cases. These 42 cases were tried in Alaska (1), California (7), Connecticut (1), Florida (10), Louisiana (1), Massachusetts (2), Mississippi (1), Missouri (4), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2). A motion for a new trial was granted in one of the cases in Florida and in the case in Alaska. In the Alaska case (Hunter), the trial court withdrew its order for a new trial upon PM USA’s motion for reconsideration. In December 2015, the Alaska Supreme Court reversed the trial court decision and remanded the case with directions for the trial court to reassess whether to grant a new trial. In March 2016, the trial court granted a new trial and PM USA filed a petition for review of that order with the Alaska Supreme Court, which the court denied in July 2016. The retrial began in October 2016. In November 2016, the court declared a mistrial after the jury failed to reach a verdict. The plaintiff subsequently moved for a new trial, which is scheduled to begin April 9, 2018. See Types and Number of Cases above for a discussion of the trial results in In re: Tobacco Litigation (West Virginia consolidated cases).
Of the 21 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 18 have reached final resolution.
As of January 29, 2018, 116 state and federal Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision as follows: 61 verdicts were returned in favor of plaintiffs; 45 verdicts were returned in favor of PM USA. Eight verdicts that were initially returned in favor of plaintiff were reversed post-trial or on appeal and remain pending and two verdicts in favor of PM USA were reversed for a new trial. See Smoking and Health Litigation - Engle Progeny Trial Court Results below for a discussion of these verdicts.

▪Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation): After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments and settlements (including related costs and fees) totaling approximately $490 million and interest totaling approximately $184 million as of December 31, 2017. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $99 million, interest totaling approximately $22 million and payment of approximately $43 million in connection with the Federal Engle Agreement, discussed below.
The changes in Altria Group, Inc.’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below are as follows:

(in millions)	2017	2016	2015
Accrued liability for tobacco and health litigation items at beginning of year	$47	$132	$39
Pre-tax charges for:
Tobacco and health judgments	72	21	84
Related interest costs	8	7	23
Agreement to resolve federal Engle progeny cases	—	—	43
Agreement to resolve Aspinall including related interest costs	—	32	—
Agreement to resolve Miner	—	45	—
Payments	(21)	(190)	(57)
Accrued liability for tobacco and health litigation items at end of year	$106	$47	$132

The accrued liability for tobacco and health litigation items, including related interest costs, was included in liabilities on Altria Group, Inc.’s consolidated balance sheets. Pre-tax charges for tobacco and health judgments, the agreement to resolve federal Engle progeny cases and the agreements to resolve the Aspinall and Miner “lights” class action cases (excluding related interest costs of approximately $10 million in Aspinall) were included in marketing, administration and research costs on Altria Group, Inc.’s consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net on Altria Group, Inc.’s consolidated statements of earnings.

▪Security for Judgments: To obtain stays of judgments pending current appeals, as of December 31, 2017, PM USA has posted various forms of security totaling approximately $61 million, the majority of which has been collateralized with cash deposits that are included in assets on the consolidated balance sheet.

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

Gentile: In October 2017, a jury in a Florida state court returned a verdict in favor of plaintiff, awarding approximately $7.1 million in compensatory damages and allocating 75% of the fault to PM USA (an amount of approximately $5.3 million). Subsequently, in October 2017, PM USA filed various post-trial motions.

Bullock: In December 2015, a jury in the U.S. District Court for the Central District of California returned a verdict in favor of plaintiff, awarding $900,000 in compensatory damages. In January 2016, the plaintiff moved for a new trial, which the district court denied in February 2016. In March 2016, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit and plaintiff cross-appealed. In December 2017, the U.S. Court of Appeals for the Ninth Circuit affirmed the judgment. In the fourth quarter of 2017, PM USA recorded a provision on its consolidated balance sheet of approximately $1 million for the judgment plus interest and associated costs.

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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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

▪Engle Progeny Cases: The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s Engle decision, expired in January 2008. As of January 29, 2018, approximately 2,400 state court cases were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 3,100 state court plaintiffs.  Because of a number of factors, including, but not limited to, docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the Federal Engle Agreement (discussed below) resolved nearly all Engle progeny cases pending in federal court, as of January 29, 2018, approximately 12 cases were pending against PM USA in federal court representing the cases excluded from that agreement.

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

▪Engle Progeny Trial Results: As of January 29, 2018, 116 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Sixty-one verdicts were returned in favor of plaintiffs and eight verdicts (Skolnick, Calloway, Pollari, McCoy, Duignan, McCall, Caprio and Oshinsky-Blacker) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending. Skolnick was remanded for a new trial; Calloway was reversed and remanded for a new trial on an appellate finding that improper arguments by plaintiff’s counsel deprived defendants of a fair trial; Pollari and McCoy were reversed and remanded for a new trial on an appellate finding that the trial court erred in admitting certain materials into evidence that deprived defendants of a fair trial; Duignan was reversed and remanded for a new trial on an appellate finding that the trial judge erred in responding to a question from the jury during deliberations; Caprio was reversed post-trial after defendants agreed to voluntarily dismiss their appeal in exchange for a full retrial; Oshinsky-Blacker was reversed post-trial based on plaintiff’s counsel’s improper arguments at trial; and McCall was reversed based on an appellate finding that the trial judge erred in instructing the jury on the warning labels on cigarette packs.
Forty-five verdicts were returned in favor of PM USA, of which 36 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of January 29, 2018. Two verdicts (D. Cohen and Collar) that were returned in favor of PM USA were subsequently reversed for new trials. The juries in the Reider and Banks cases returned zero damages verdicts in favor of PM USA. The juries in the Weingart and Hancock cases returned verdicts against PM USA awarding no damages, but the trial court in each case granted an additur.
The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs (including Hancock, where the verdict originally was returned in favor of PM USA). The first chart lists such cases that are pending as of January 29, 2018; the second chart lists such cases that were pending within the previous 12 months, but that are now concluded.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Currently-Pending Engle Cases
_______________________________________________________________________________________________________________________________
Plaintiff: Bryant
Date:    December 2017

Verdict:
An Escambia County jury returned a verdict in favor of plaintiff and against PM USA awarding compensatory damages of $581,000 and allocating 25% of the fault to PM USA. The jury also awarded $225,000 in punitive damages against PM USA.

Post-Trial Developments:
In December 2017, PM USA filed various post-trial motions, including motions to enter judgment in its favor and for a new trial. Plaintiff also filed a motion for a new trial on the amount of punitive damages.
_______________________________________________________________________________________________________________________________
Plaintiff: R. Douglas
Date:    November 2017

Verdict:
A Duval County jury returned a verdict in favor of plaintiff and against PM USA awarding compensatory damages of $131,371 and allocating 4% of the fault to PM USA (an amount of $5,255).

Post-Trial Developments:
In November 2017, PM USA filed a motion to set aside the verdict, and plaintiff filed a motion for a new trial or, in the alternative, for an additur of the damages award.
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

Post-Trial Developments:
In November 2017, defendants filed post-trial motions, including for a new trial or remittitur of the damages awards. In December 2017, the court denied certain post-trial motions. In January 2018, the court amended the final judgment to withdraw the comparative fault reduction for the compensatory damages award and denied the remaining post-trial motions.
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

Post-Trial Developments:
In May 2017, PM USA filed various post-trial motions, including motions to set aside the verdict and for a new trial. In June 2017, the trial court entered final judgment in favor of plaintiff with a deduction for plaintiff’s comparative fault. In August 2017, the court denied PM USA’s post-trial motions and PM USA filed a notice of appeal to the Florida Third District Court of Appeal and posted a bond in the amount of approximately $1.9 million. In September 2017, plaintiff cross-appealed.
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

Post-Trial Developments:
In April 2017, PM USA filed motions for a new trial and for a directed verdict, and plaintiff filed a motion for a new trial on punitive damages. In January 2018, the trial court granted plaintiff’s motion for a new trial on punitive damages and denied PM USA’s post-trial motions.
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

Post-Trial Developments:
In April 2017, the trial court entered final judgment in favor of plaintiff with a deduction for plaintiff’s comparative fault and defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. In December 2017, the trial court granted defendants’ motion to set aside the verdict as to all claims except plaintiff’s conspiracy claim. In January 2018, plaintiff filed a motion to amend the final judgment to award the full compensatory damages without reduction for plaintiff’s comparative fault.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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

Post-Trial Developments:
In July 2016, plaintiff filed a motion for a new trial or, in the alternative, for an additur of the damages awards.
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

Post-Trial Developments:
In May 2016, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial, all of which the court denied and entered final judgment in favor of plaintiff with a deduction for plaintiff’s comparative fault. In June 2016, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and PM USA posted a bond in the amount of approximately $1.5 million. In August 2017, the Florida Fourth District Court of Appeal affirmed the final judgment in favor of plaintiff. In September 2017, defendants petitioned the Florida Fourth District Court of Appeal for panel rehearing or for rehearing en banc, which the court denied in October 2017. In November 2017, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.
______________________________________________________________________________________________________________________________
Plaintiff: McCall
Date:    March 2016

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA awarding compensatory damages of $350,000 and allocating 25% of the fault to PM USA (an amount of $87,500).

Post-Trial Developments:
In March 2016, PM USA filed a motion to set aside the verdict and to enter judgment in its favor, which the court denied in May 2016. Also in March 2016, plaintiff filed a motion for a new trial on punitive damages, citing the Soffer decision (allowing Engle progeny plaintiffs to seek punitive damages on their negligence and strict liability claims) discussed below under Engle Progeny Appellate Issues, which the court granted in May 2016. In June 2016, PM USA filed a notice of appeal to the Florida Fourth District Court of Appeal and plaintiff cross-appealed. In December 2017, the Florida Fourth District Court of Appeal reversed the judgment and remanded the case for a new trial on an appellate finding that the trial judge erred in instructing the jury on the warning labels on cigarette packs.
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

Post-Trial Developments:
In February 2016, the trial court entered final judgment against PM USA and R.J. Reynolds without any deduction for plaintiff’s comparative fault and defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. In March 2016, the trial court denied defendants’ post-trial motions. In April 2016, defendants filed a notice of appeal to the Florida Second District Court of Appeal and PM USA posted a bond in the amount of $2.5 million. In May 2017, the Florida Second District Court of Appeal issued a per curiam affirmance of the final judgment against defendants and defendants filed a motion for rehearing. In July 2017, the Second District Court of Appeal withdrew its prior decision and replaced it with a written opinion affirming the trial court’s judgment, but certifying to the Florida Supreme Court a conflict with Schoeff, discussed below under Engle Progeny Appellate Issues. In August 2017, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court and the Florida Supreme Court stayed the case pending Schoeff. In December 2017, the Florida Supreme Court held in Schoeff that comparative fault does not reduce compensatory damages awards for intentional torts. As a result, in the fourth quarter of 2017, PM USA recorded a provision on its consolidated balance sheet of approximately $7 million for the judgment plus interest and associated costs.
______________________________________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Plaintiff: Ledoux
Date:    December 2015

Verdict:
A Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $10 million in compensatory damages and allocating 47% of the fault to PM USA. The jury also awarded plaintiff $12.5 million in punitive damages against each defendant.

Post-Trial Developments:
In January 2016, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial, and the trial court entered final judgment against PM USA and R.J. Reynolds without any deduction for plaintiff’s comparative fault. In February 2016, the trial court denied defendants’ post-trial motions. In March 2016, defendants filed a notice of appeal to the Florida Third District Court of Appeal and PM USA posted a bond in the amount of $2.5 million. In October 2017, the Florida Third District Court of Appeal affirmed the final judgment in favor of plaintiff. In November 2017, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, contending that the final judgment conflicts with Schoeff, discussed below under Engle Progeny Appellate Issues. In December 2017, the Florida Supreme Court held in Schoeff that comparative fault does not reduce compensatory damages awards for intentional torts. As a result, in the fourth quarter of 2017, PM USA recorded a provision on its consolidated balance sheet of approximately $20 million for the judgment plus interest and associated costs.
_______________________________________________________________________________________________________________________________
Plaintiff: Barbose
Date:    November 2015

Verdict:
A Pasco County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $10 million in compensatory damages and allocating 42.5% of the fault to PM USA. The jury also awarded plaintiff $500,000 in punitive damages against each defendant.

Post-Trial Developments:
In November 2015, the court entered final judgment in favor of plaintiff without any deduction for plaintiff’s comparative fault and in December 2015, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial, which the court denied in January 2016. In February 2016, PM USA posted a bond in the amount of $2.5 million and filed a notice of appeal to the Florida Second District Court of Appeal. In August 2017, the Florida Second District Court of Appeal issued a per curiam affirmance of the final judgment against defendants and defendants filed a motion seeking a written opinion with a citation to Schoeff, discussed below under Engle Progeny Appellate Issues. In October 2017, the Florida Second District Court of Appeal issued a written opinion with a citation to Schoeff and granted defendants’ March 2017 motion for rehearing en banc or certification to the Florida Supreme Court. In November 2017, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, contending that the final judgment conflicts with Schoeff. In December 2017, the Florida Supreme Court held in Schoeff that comparative fault does not reduce compensatory damages awards for intentional torts. As a result, in the fourth quarter of 2017, PM USA recorded a provision on its consolidated balance sheet of approximately $12 million for the judgment plus interest and associated costs.
________________________________________________________________________________________________________________________________
Plaintiff: Tognoli
Date:    November 2015

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA awarding $1.05 million in compensatory damages and allocating 15% of the fault to PM USA (an amount of $157,500).

Post-Trial Developments:
In December 2015, PM USA filed a motion to set aside the verdict and for judgment in accordance with its motion for directed verdict. In January 2016, the trial court entered final judgment against PM USA with a deduction for plaintiff’s comparative fault and plaintiff filed an appeal to the Florida Fourth District Court of Appeal. Additionally, the trial court denied PM USA’s post-trial motions and PM USA cross-appealed. In June 2017, the Florida Fourth District Court of Appeal issued a per curiam affirmance of the final judgment against PM USA. In July 2017, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court and, in August 2017, the Florida Supreme Court stayed the case pending Schoeff, discussed below under Engle Progeny Appellate Issues. In December 2017, the Florida Supreme Court held in Schoeff that comparative fault does not reduce compensatory damages awards for

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

intentional torts. As a result, in the fourth quarter of 2017, PM USA recorded a provision on its consolidated balance sheet of approximately $1 million for the judgment plus interest.
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

Post-Trial Developments:
In September 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault, and PM USA filed various post-trial motions, including motions to set aside the verdict and for a new trial, which the court denied in October 2015. In November 2015, PM USA and R.J. Reynolds filed a notice of appeal to the Florida Second District Court of Appeal and PM USA posted a bond in the amount of approximately $2.7 million. In November 2017, the Florida Second District Court of Appeal reversed the judgment against PM USA and R.J. Reynolds and ordered a new trial on an appellate finding that the trial judge erred in responding to a question from the jury during deliberations. Also in November 2017, plaintiff filed a motion for rehearing with the Florida Second District Court of Appeal, which the court denied in January 2018.
________________________________________________________________________________________________________________________________
Plaintiff: Cooper
Date:    September 2015

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $4.5 million in compensatory damages and allocating 10% of the fault to PM USA (an amount of $450,000).

Post-Trial Developments:
In September 2015, defendants filed various post-trial motions, including motions to set aside the verdict and for a directed verdict. In January 2016, the trial court denied PM USA’s post-trial motions. In February 2016, the trial court entered final judgment in favor of plaintiff, reducing the compensatory damages award against PM USA to approximately $300,000. In March 2016, PM USA and R.J. Reynolds filed a notice of appeal in the Florida Fourth District Court of Appeal and plaintiff cross-appealed. Also in March 2016, PM USA posted a bond in the amount of approximately $300,000. In January 2018, the Florida Fourth District Court of Appeal affirmed the judgment in favor of plaintiff and granted plaintiff a new trial on punitive damages.
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

Post-Trial Developments:
In July 2015, defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. In August 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. In January 2016, the trial court denied defendants’ post-trial motions and amended the final judgment to apply the comparative fault deduction. Subsequently, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal, PM USA posted a bond in the amount of approximately $1.65 million and plaintiff filed a notice of cross-appeal. In November 2017, the Florida Fourth District Court of Appeal reversed the judgment against PM USA and R.J. Reynolds and ordered a new trial on an appellate finding that the trial court erred in admitting certain materials into evidence that deprived defendants of a fair trial. In December 2017, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.
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
______________________________________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Plaintiff: Pollari
Date:    March 2015

Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $10 million in compensatory damages and allocating 42.5% of the fault to PM USA (an amount of $4.25 million). The jury also awarded $1.5 million in punitive damages against each defendant.

Post-Trial Developments:
In April 2015, defendants filed post-trial motions, including motions to set aside the verdict and for a new trial, and the trial court entered final judgment without any deduction for plaintiff’s comparative fault. In January 2016, the trial court denied defendants’ post-trial motions and amended the final judgment to apply the comparative fault deduction. Also in January 2016, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and PM USA posted a bond in the amount of $2.5 million. In February 2016, plaintiff cross-appealed. In August 2017, the Florida Fourth District Court of Appeal reversed the original judgment against PM USA and ordered a new trial on an appellate finding that the trial court erred in admitting certain materials into evidence that deprived defendants of a fair trial. In September 2017, plaintiff moved for rehearing, rehearing en banc, or certification of a question to the Florida Supreme Court, which the Florida Fourth District Court of Appeal denied in November 2017. In December 2017, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.
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

Post-Trial Developments:
In April 2015, PM USA and R.J. Reynolds filed a motion for judgment in defendants’ favor in accordance with the Eleventh Circuit’s decision in Graham, discussed below under Engle Progeny Appellate Issues. In June 2015, the trial court stayed the case pending the Eleventh Circuit’s final disposition in the Graham case. In January 2018, the United States Supreme Court denied PM USA’s petition for writ of certiorari in Graham.
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Post-Trial Developments:
In March 2015, PM USA filed various post-trial motions, including motions to set aside the verdict and motions for a new trial. In April 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. In June 2015, the trial court denied PM USA’s post-trial motions, and PM USA posted a bond in the amount of $5 million. PM USA also filed a notice of appeal to the Florida Fourth District Court of Appeal in June 2015. In January 2017, the Florida Fourth District Court of Appeal issued a decision largely affirming the trial court’s judgment against PM USA, but remanded the case to the trial court to amend the final judgment to apply the comparative fault deduction to the compensatory damages award. In February 2017, PM USA filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In March 2017, the Florida Supreme Court stayed the appeal pending its decisions in Marotta and Schoeff, discussed below under Engle Progeny Appellate Issues. In April 2017, the Florida Supreme Court rejected R.J. Reynolds’s federal preemption defense in Marotta. In December 2017, the Florida Supreme Court held in Schoeff that comparative fault does not reduce compensatory damages awards for intentional torts. As a result, in the fourth quarter of 2017, PM USA recorded a provision on its consolidated balance sheet of approximately $20 million for the judgment plus interest.
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

Post-Trial Developments:
In February 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. In March 2015, PM USA filed various post-trial motions, including motions to alter or amend the judgment and for a new trial or, in the alternative, remittitur of the damages awards, all of which the court denied. In July 2015, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In August 2015, the Court of Appeals granted PM USA’s motion to stay the appeal pending final disposition in the Graham case, discussed below under Engle Progeny Appellate Issues. In January 2018, the United States Supreme Court denied PM USA’s petition for writ of certiorari in Graham.
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

Post-Trial Developments:
In December 2014, defendants filed various post-trial motions, including motions to set aside the verdict and motions for a new trial, which the court denied in July 2015. In August 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. Defendants filed a notice of appeal to the Florida First District Court of Appeal in September 2015 and PM USA posted a bond in the amount of approximately $2.5 million. In February 2017, the Florida First District Court of Appeal affirmed the trial court’s judgment. In March 2017, defendants filed a motion for rehearing en banc with the Florida First District Court of Appeal or for certification to the Florida Supreme Court. In June 2017, the Florida First District Court of Appeal granted defendants’ motion for rehearing en banc. In October 2017, the Florida First District Court of Appeal dissolved the en banc proceeding. In November 2017, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.
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

Post-Trial Developments:
In November 2014, PM USA filed various post-trial motions and, in January 2015, the trial court denied PM USA’s motions for a new trial and for remittitur, but entered final judgment with a deduction for plaintiff’s comparative fault. In February 2015, defendants filed a notice of appeal to the Florida Second District Court of Appeal and plaintiff cross-appealed. PM USA posted a bond in the amount of $3.98 million. In April 2017, the Florida Second District Court of Appeal rejected PM USA’s grounds for appeal and affirmed the judgment, but ruled that the trial court should not have applied the comparative fault deduction. The court remanded the case to the trial court to amend the judgment to award plaintiff the full amount of the jury’s compensatory damages award and also separately ruled that plaintiff is entitled to attorneys’ fees. In May 2017, defendants filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court on the merits and on the attorneys’ fees issue. The Florida Supreme Court stayed consideration of its jurisdiction on the merits appeal pending its ruling in Schoeff, discussed below under Engle Progeny Appellate Issues. In December 2017, the Florida Supreme Court held in Schoeff that comparative fault does not reduce compensatory damages awards for intentional torts. PM USA intends to request that the Florida Supreme Court remand the case to the Second District Court of Appeal for further consideration.
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
______________________________________________________________________________________________________________________________
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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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

Post-Trial Developments:
Defendants filed motions for a defense verdict because the jury’s findings indicated that plaintiff was not a member of the Engle class. In December 2014, the trial court entered final judgment without any deduction for plaintiff’s comparative fault and, in January 2015, defendants filed a renewed motion for judgment as a matter of law or, in the alternative, a motion for a new trial. Defendants also filed a motion to alter or amend the final judgment. In April 2015, the trial court stayed the post-trial proceedings pending the Eleventh Circuit’s final disposition in the Graham case, discussed below under Engle Progeny Appellate Issues. In January 2018, the United States Supreme Court denied PM USA’s petition for writ of certiorari in Graham.
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

Post-Trial Developments:
The trial court entered final judgment against PM USA in July 2014 with a deduction for plaintiff’s comparative fault. In August 2014, PM USA filed a motion to amend the judgment to reduce plaintiff’s damages by the amount paid by collateral sources, which the court denied in September 2014. In October 2014, PM USA posted a bond in the amount of $640,543 and filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In May 2015, the Eleventh Circuit stayed the appeal pending final disposition in the Graham case, discussed below under Engle Progeny Appellate Issues. In the second quarter of 2017, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $1.1 million for the judgment plus interest and associated costs. In January 2018, the United States Supreme Court denied PM USA’s petition for writ of certiorari in Graham.
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

Post-Trial Developments:
In July 2014, defendants filed post-trial motions, including a renewed motion for judgment or, alternatively, for a new trial or remittitur of the damages awards, which the court denied in September 2014. The trial court entered final judgment without any deduction for plaintiff’s comparative fault. In October 2014, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In April 2017, the Eleventh Circuit stayed the appeal pending final disposition in the Graham case, discussed below under Engle Progeny Appellate Issues. In November 2017, the Eleventh Circuit further stayed the appeal pending Schoeff, discussed below under Engle Progeny Appellate Issues. In December 2017, the Florida Supreme Court held in Schoeff that comparative fault does not reduce compensatory damages awards for intentional torts. In January 2018, the United States Supreme Court denied PM USA’s petition for writ of certiorari in Graham.
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

Post-Trial Developments:
In June 2013, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. In July 2013, defendants filed various post-trial motions, including motions requesting reductions in damages. In September 2013, the district court reduced the compensatory damages award to $1 million and the punitive damages award to $1.67 million against each defendant. The district court denied all other post-trial motions. Plaintiff filed a motion to reconsider the district court’s remittitur and, in the alternative, to certify the issue to the U.S. Court of Appeals for the Eleventh Circuit, both of which the court denied in October 2013. In November 2013, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit arguing that application of the Engle findings to the Engle progeny plaintiffs’ concealment and conspiracy claims violated defendants’ due process rights. In December 2013, defendants filed an amended notice of appeal after the district court corrected a clerical error in the final judgment, and PM USA posted a bond in the amount of approximately $2.2 million. In January 2018, the U.S. Court of Appeals for the Eleventh Circuit ordered supplemental briefing on the due process issue.
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
_______________________________________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Engle Cases Concluded Within Past 12 Months
_______________________________________________________________________________________________________________________________
Plaintiff: Graham
Date:    May 2013

Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $2.75 million in compensatory damages and allocated 10% of the fault to PM USA (an amount of $275,000).

Post-Trial Developments:
In June 2013, defendants filed several post-trial motions, including motions for judgment as a matter of law and for a new trial, which the trial court denied in September 2013. The trial court entered final judgment with a deduction for plaintiff’s comparative fault. In October 2013, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit arguing that Engle progeny plaintiffs’ product liability claims are impliedly preempted by federal law, and PM USA posted a bond in the amount of $277,750. In April 2015, the U.S. Court of Appeals for the Eleventh Circuit found in favor of defendants on the basis of federal preemption, reversed the trial court’s denial of judgment as a matter of law, and plaintiff filed a petition for rehearing en banc or panel rehearing. In January 2016, the Eleventh Circuit granted a rehearing en banc on both the preemption and due process issues. In May 2017, the U.S. Court of Appeals for the Eleventh Circuit affirmed the final judgment entered in plaintiff’s favor, rejecting defendants’ preemption and due process arguments. In the second quarter of 2017, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $500,000 for the judgment plus interest and associated costs. In September 2017, defendants filed a petition for writ of certiorari with the United States Supreme Court on due process and federal preemption grounds, which the court denied in January 2018. PM USA paid the judgment plus interest and associated costs in the amount of approximately $1 million in January 2018.
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

Post-Trial Developments:
In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages, but without any deduction for plaintiff’s comparative fault. In April 2010, PM USA filed its notice of appeal and posted a $5 million bond. In June 2012, the Fourth District Court of Appeal affirmed the final judgment (as amended to correct a clerical error) in the amount of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages. In December 2012, the Fourth District withdrew its prior decision, reversed the verdict as to compensatory and punitive damages and returned the case to the trial court for a new trial on the question of damages. Upon retrial, in October 2013, the new jury awarded approximately $3.7 million in compensatory damages and $7.5 million in punitive damages. PM USA filed post-trial motions, which the trial court denied in April 2014. In May 2014, PM USA filed a notice of appeal to the Fourth District Court of Appeal and plaintiff cross-appealed. Also in May 2014, PM USA filed a rider with the Florida Supreme Court to make the previously-posted Naugle bond applicable to the retrial judgment. In January 2016, the Fourth District Court of Appeal reversed the trial court’s decision and remanded the case to the trial court to conduct a juror interview. In April 2016, PM USA moved for a new trial following the juror interview, which the court denied. In May 2016, PM USA filed a notice of appeal to the Fourth District Court of Appeal. In April 2017, the Fourth District Court of Appeal issued a per curiam decision affirming the trial court’s judgment against PM USA. In the second quarter of 2017, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $13.2 million for the judgment plus interest and associated costs, and increased its bond by $6.2 million. In September 2017, PM USA filed a petition for writ of certiorari with the United States Supreme Court on due process and federal preemption grounds, which PM USA dismissed after the court denied PM USA’s petition in Graham. PM USA paid the judgment plus interest and associated costs in the amount of approximately $13.5 million in January 2018.
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

Post-Trial Developments:
In October 2014, defendants filed a motion for judgment and a motion for a new trial. In November 2014, the trial court denied defendants’ post-trial motions and entered final judgment with a deduction for plaintiff’s comparative fault. Later in November 2014, defendants filed a notice of appeal to the Florida Second District Court of Appeal, and PM USA posted a bond in the amount of $370,318. In August 2016, the Florida Second District Court of Appeal affirmed the judgment entered in favor of the plaintiff. In September 2016, defendants filed a petition to invoke the discretionary jurisdiction of the Florida Supreme Court and the Florida Supreme Court stayed the proceedings pending final disposition in the Marotta case, discussed below under Engle Progeny Appellate Issues. In June 2017, the Florida Supreme Court denied PM USA’s petition to invoke the court’s discretionary jurisdiction. In the second quarter of 2017, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $2.3 million for the judgment plus interest and associated costs. In September 2017, defendants filed a petition for writ of certiorari with the United States Supreme Court on due process and federal preemption grounds, which PM USA dismissed after the court denied PM USA’s petition in Graham. PM USA paid the judgment plus interest and associated costs in the amount of approximately $2.5 million in January 2018.
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

Post-Trial Developments:
In October 2015, defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. In November 2015, the court entered final judgment in favor of plaintiff. In May 2016, the court denied defendants’ post-trial motions and amended the final judgment to apply the comparative fault deduction. In June 2016, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and plaintiff cross-appealed. Also in June 2016, PM USA posted a bond in the amount of approximately $475,000. In November 2017, the Florida Fourth District Court of Appeal rejected defendants’ appeal, granted plaintiff’s cross-appeal finding that the trial court erred in applying the comparative fault deduction and remanded the case to the trial court with directions to enter an amended final judgment. In the fourth quarter of 2017, PM USA recorded a provision of approximately $1 million on its consolidated balance sheet for the judgment plus interest and paid this amount in January 2018.
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
________________________________________________________________________________________________________________________________

▪Engle Progeny Appellate Issues: In Douglas, an Engle progeny case against PM USA and R.J. Reynolds, in March 2012, the Florida Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings with respect to strict liability claims but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants’ federal due process rights. In March 2013, the Florida Supreme Court affirmed the final judgment entered in favor of plaintiff upholding the use of the Engle jury findings with respect to strict liability and negligence claims. PM USA’s subsequent petition for writ of certiorari with the United States Supreme Court was unsuccessful.
In Graham, an Engle progeny case against PM USA and R.J. Reynolds, in April 2015, the U.S. Court of Appeals for the Eleventh Circuit found in favor of defendants on the basis of federal preemption, reversing the trial court’s denial of judgment as a matter of law. Thereafter, plaintiff filed a petition for rehearing en banc, which the Eleventh Circuit granted in January 2016. In May 2017, the U.S. Court of Appeals for the Eleventh Circuit rejected defendants’ preemption and due process arguments and affirmed the final judgment entered in plaintiff’s favor. In September 2017, defendants filed a petition for writ of certiorari with the United States Supreme Court on due process and federal preemption grounds, which the court denied in January 2018. In January 2016, in Marotta, a case against R.J. Reynolds on appeal to the Florida Fourth District Court of Appeal, the court rejected R.J. Reynolds’s federal preemption defense, but noted the conflict with Graham and certified the preemption question to the Florida Supreme Court. In March 2016, the Florida Supreme Court accepted review of Marotta and in April 2017, affirmed the Fourth District Court of Appeal’s ruling on preemption.
In Searcy, an Engle progeny case against PM USA and R.J. Reynolds on appeal to the Eleventh Circuit, defendants argued that application of the Engle findings to the Engle progeny plaintiffs’ concealment and conspiracy claims violated defendants’ due process rights. The appeal is pending. In January 2018, the Eleventh Circuit ordered supplemental briefing on the due process issues.

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
In Schoeff, an Engle progeny case against R.J. Reynolds, the Florida Fourth District Court of Appeal held that comparative fault findings should apply to reduce all compensatory damage awards, including awards based on intentional fraud claims. The Florida Supreme Court accepted jurisdiction over plaintiff’s appeal of the Florida Fourth District Court of Appeal’s decision. In December 2017, the Florida Supreme Court reversed the Court of Appeal’s decision, finding that comparative fault does not reduce compensatory damages awards for intentional torts.

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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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
As of January 29, 2018, PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

▪Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain U.S. territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA and R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the years ended December 31, 2017, 2016 and 2015, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $4.5 billion, $4.6 billion and $4.5 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
The State Settlement Agreements also include advertising and marketing restrictions, require public disclosure of certain industry documents, limit challenges to certain tobacco control and underage use laws, and restrict lobbying activities.
▪NPM Adjustment Disputes: The MSA provides for potential downward adjustments to MSA payments (the “NPM Adjustment”) made by the OPMs and those manufacturers that are subsequent signatories to the MSA (collectively, the “participating manufacturers” or “PMs”). PM USA is participating in proceedings regarding the NPM Adjustment for 2003-2016. The NPM Adjustment is a reduction in MSA payments that applies if the PMs collectively lose at least a specified level of market share to non-participating manufacturers since 1997, subject to certain conditions and defenses. The independent auditor (the “IA”) appointed under the MSA calculates the maximum amount of the NPM Adjustment, if any, for each year.

2003-2015 NPM Adjustment Disputes - Settlement with 26 States and Territories and Settlement with New York. PM USA has entered into two settlements of NPM Adjustment disputes with a total of 27 states and territories. The first settlement was originally entered into in 2012 with 19 states and territories and has been subsequently expanded to include a total of 26 of the 52 MSA states and territories (the “signatory states”). In the first settlement, PM USA settled the NPM Adjustment disputes for 2003-2015 with these 26 states in exchange for a total of $740 million. In the second settlement, related specifically to New

York, which was entered into in 2015, PM USA received approximately $170 million for 2004-2015. Both settlements also resolved certain disputes regarding the application of the NPM Adjustment going forward.

2003 and Subsequent NPM Adjustment Disputes - Continuing Disputes with States that have not Settled.

▪2003 NPM Adjustment. In September 2013, an arbitration panel issued rulings regarding the 15 states and territories that remained in the arbitration, ruling that six of them did not establish valid defenses to the NPM Adjustment for 2003. Two of these states later joined the first settlement discussed above. With respect to the remaining four states, following the outcome of challenges in state courts, PM USA ultimately recorded $74 million primarily as a reduction to cost of sales. Two potential disputes remain outstanding regarding the amount of interest and there is no assurance that PM USA will prevail in either of these disputes.

▪2004 and Subsequent NPM Adjustments. PM USA has continued to pursue the NPM Adjustments for 2004 and subsequent years in multi-state arbitrations against the states that did not join either of the settlements discussed above. New Mexico is currently appealing a trial court ruling that the state must participate in the multi-state arbitration for 2004. The Montana state courts ruled that Montana may litigate its claims in state court, rather than participate in arbitration.
The 2004 multi-state arbitration is currently pending with all of the states that have not settled other than Montana and New Mexico. Decisions are not expected until late 2018 at the earliest.
No assurance can be given as to when proceedings for 2005 and subsequent years will be scheduled or the precise form those proceedings will take.
The IA has calculated that PM USA’s share of the maximum potential NPM Adjustments for 2004-2016 is (exclusive of interest or earnings): $388 million for 2004; $181 million for 2005; $154 million for 2006; $185 million for 2007; $250 million for 2008; $211 million for 2009; $218 million for 2010; $166 million for 2011; $214 million for 2012; $223 million for 2013; $246 million for 2014; $292 million for 2015 and $296 million for 2016. These maximum amounts will be reduced, likely substantially, to reflect the settlements with the signatory states and New York, and potentially for current and future calculation disputes and other developments. Finally, PM USA’s recovery of these amounts, even as reduced, is dependent upon subsequent determinations regarding state-specific defenses.

▪Other Disputes Under the State Settlement Agreements: The payment obligations of the tobacco product manufacturers that are parties to the State Settlement Agreements, as well as the allocations of any NPM Adjustments and related settlements, have been and may continue to be affected by R.J. Reynolds’ acquisition of Lorillard and its related sale of certain cigarette brands to ITG (the “ITG brands”). In particular, R.J. Reynolds and ITG have asserted that they do not have to make payments on

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

the ITG brands under the Florida, Minnesota and Texas State Settlement Agreements or include the ITG brands for purposes of certain calculations under the State Settlement Agreements. PM USA believes that R.J. Reynolds’ and ITG’s position violates the State Settlement Agreements and applicable law. PM USA further believes that these actions: (i) improperly increased PM USA’s payments for 2015 and 2016 by at least $84 million; (ii) may improperly increase PM USA’s payments for subsequent years; (iii) may improperly decrease PM USA’s share of the 2015 and 2016 NPM Adjustments and the settlements of related disputes; and (iv) may improperly decrease PM USA’s share of NPM Adjustments and related settlements for subsequent years.
PM USA and the State of Florida each filed a motion in Florida state court against R.J. Reynolds and ITG seeking to enforce the Florida State Settlement Agreement. In December 2017, the Florida trial court ruled that R.J. Reynolds (and not ITG) must make settlement payments under the Florida State Settlement Agreement on the ITG brands.

▪Federal Government’s Lawsuit: In 1999, the United States government filed a lawsuit in the U.S. District Court for the District of Columbia against various cigarette manufacturers, including PM USA, and others, including Altria Group, Inc., asserting claims under three federal statutes, namely the Medical Care Recovery Act (“MCRA”), the MSP provisions of the Social Security Act and the civil provisions of RICO. The case ultimately proceeded only under the civil provisions of RICO, and the trial ended in June 2005. In August 2006, the district court entered judgment in favor of the government. The court held that certain defendants, including Altria Group, Inc. and PM USA, violated RICO and engaged in seven of the eight “sub-schemes” to defraud that the government had alleged. Specifically, the court found that:

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
Defendants appealed and, in May 2009, a three judge panel of the Court of Appeals for the District of Columbia Circuit (“D.C. Court of Appeals”) largely affirmed the trial court’s remedial order, but vacated the following aspects of the order:

▪	its application to defendants’ subsidiaries;

▪	the prohibition on the use of express or implied health messages or health descriptors, but only to the extent of extraterritorial application;

▪	its point-of-sale display provisions; and

▪	its application to Brown & Williamson Holdings.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

The appellate panel remanded the case for the trial court to reconsider these four aspects of the injunction and to reformulate its remedial order accordingly.
In November 2012, the district court issued its order specifying the content of the corrective communications described above and defendants appealed. In April 2014, the parties submitted a motion for entry of a consent order in the district court, setting forth their agreement on the implementation details of the corrective communications remedy, which the district court approved in June 2014. In May 2015, the D.C. Court of Appeals affirmed in part and reversed in part the appeal on the content of the corrective communications, concluding that certain portions of the statements exceeded the district court’s jurisdiction under RICO, but upheld other portions challenged by defendants. The D.C. Court of Appeals remanded the case to the trial court for further proceedings.
In February 2016, the district court issued an order adopting modified corrective statements. Defendants appealed and, in April 2017, the D.C. Court of Appeals reversed in part the district court’s decision on the content of the corrective communications, striking certain content and remanding to the district court the decision on how to revise certain other content. In June 2017, the district court issued an order adopting modified corrective statements. In October 2017, the court approved the parties’ proposed consent order implementing the corrective communications remedy for newspapers and television. The corrective statements began appearing in newspapers and on television in the fourth quarter of 2017. In January 2018, the parties submitted a status report and a request for a status conference to address open issues regarding onsert and website implementation details.  The defendants also filed a motion in the U.S. District Court for the District of Columbia seeking to mediate the remaining implementation details and for an order clarifying that the DOJ may not enforce the previous consent order with respect to onserts and websites prior to resolution of all implementation details.
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

“Lights/Ultra Lights” Cases

▪Overview: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of January 29, 2018, a total of three such cases are pending in various U.S. state courts, none of which is active.

▪State “Lights” Cases Dismissed, Not Certified or Ordered De-Certified: As of January 29, 2018, 21 state courts in 22 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

▪State Trial Court Class Certifications: State trial courts have certified classes against PM USA in several jurisdictions. Over time, all such cases have been dismissed by the courts at the summary judgment stage, were settled by the parties or were resolved in favor of PM USA, including Larsen discussed below.

Larsen: In August 2005, a Missouri Court of Appeals affirmed the class certification order. Trial in the case began in September 2011 and, in October 2011, the court declared a mistrial after the jury failed to reach a verdict. Upon retrial, in April 2016, the jury returned a verdict in favor of PM USA. In August 2016, plaintiffs filed a notice of appeal and PM USA cross-appealed. In November 2016, the court of appeals dismissed PM USA’s cross-appeal without prejudice upon joint motion of the parties. On appeal, in November 2017, the Missouri Court of Appeals affirmed the judgment in favor of PM USA. Plaintiffs did not seek further appellate review, concluding this litigation.

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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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

▪Argentine Grower Cases: PM USA and Altria Group, Inc. were sued in six cases (Hupan, Chalanuk, Rodriguez Da Silva, Aranda, Taborda and Biglia) filed in Delaware state court against multiple defendants by the parents of Argentine children born with alleged birth defects. Plaintiffs in these cases allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., an alleged subsidiary of PMI, and that they and their infant children were exposed directly and in utero to Monsanto Company’s (“Monsanto”) Roundup herbicide during the production and cultivation of tobacco. Plaintiffs seek compensatory and punitive damages against all defendants. Altria Group, Inc. and certain other defendants were dismissed from the Hupan, Chalanuk, Rodriguez Da Silva, Aranda, Taborda and Biglia cases. The three remaining defendants in the six cases were PM USA, Philip Morris Global Brands Inc. (a subsidiary of PMI) and Monsanto. Following discussions regarding indemnification for these cases pursuant to the Distribution Agreement between PMI and Altria Group, Inc., PMI and PM USA agreed to resolve conflicting indemnity demands after final judgments are entered. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement. In April 2014, all three defendants in the Hupan case filed motions to dismiss for failure to state a claim, and PM USA and Philip Morris Global Brands filed separate motions to dismiss based on the doctrine of forum non conveniens. All proceedings in the other five cases were stayed pending the court’s resolution of the motions to dismiss filed in Hupan. In November 2015, the trial court granted PM USA’s motion to dismiss on forum non conveniens grounds. Plaintiffs filed a motion for clarification or re-argument in December 2015, which the court denied in August 2016. Later in August 2016, PM USA and Philip Morris Global Brands moved for entry of final judgment in the Hupan case and also moved to lift the stays in the other five cases for the limited purpose of entering final judgment of dismissal in those cases as well based on the forum non conveniens decision in Hupan. The court granted those motions in September 2016, and entered final judgment of dismissal in all six cases. In October 2016, plaintiffs filed their notice of appeal to the Delaware Supreme Court. Oral argument occurred before a panel of the Delaware Supreme Court in September 2017. In January 2018, the case was re-argued before the Delaware Supreme Court en banc.

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
Altria Group, Inc. provides for expenses associated with environmental remediation obligations on an undiscounted basis

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At December 31, 2017, Altria Group, Inc. and certain of its subsidiaries (i) had $57 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for $33 million of guarantees, consisting primarily of surety bonds, related to their own performance; and (iii) had a redeemable noncontrolling interest of $38 million recorded on its consolidated balance sheet. In addition, from time to time, subsidiaries of Altria Group, Inc. issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.
Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the “Distribution Agreement”), entered into as a result of Altria Group, Inc.’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its consolidated balance sheet at December 31, 2017 as the fair value of this indemnification is insignificant.
As more fully discussed in Note 19. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program.

Redeemable Noncontrolling Interest
In September 2007, Ste. Michelle completed the acquisition of Stag’s Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which Ste. Michelle holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars,

Ste. Michelle entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require Ste. Michelle to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori’s initial investment of $27 million. The put arrangement became exercisable in September 2010 and has no expiration date. As of December 31, 2017, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized on the consolidated balance sheet for the put arrangement.
The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because redemption is outside of the control of Ste. Michelle. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section on the consolidated balance sheets at December 31, 2017 and 2016.
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
At December 31, 2017, the respective principal 100% owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
The following sets forth the condensed consolidating balance sheets as of December 31, 2017 and 2016, condensed consolidating statements of earnings and comprehensive earnings for the years ended December 31, 2017, 2016 and 2015, and condensed consolidating statements of cash flows for the years ended December 31, 2017, 2016 and 2015 for Altria Group, Inc., PM USA and, collectively, Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the Securities and Exchange Commission (“SEC”) interpretation and application of Rule 3-10 of SEC Regulation S-X.
The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Balance Sheets
(in millions of dollars)
____________________________

at December 31, 2017	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$1,203	$1	$49	$—	$1,253
Receivables	1	10	131	—	142
Inventories:
Leaf tobacco	—	579	362	—	941
Other raw materials	—	111	59	—	170
Work in process	—	5	555	—	560
Finished product	—	128	426	—	554
	—	823	1,402	—	2,225
Due from Altria Group, Inc. and subsidiaries	2	2,413	1,022	(3,437)	—
Income taxes	—	542	17	(98)	461
Other current assets	11	147	105	—	263
Total current assets	1,217	3,936	2,726	(3,535)	4,344
Property, plant and equipment, at cost	—	2,930	1,949	—	4,879
Less accumulated depreciation	—	2,086	879	—	2,965
	—	844	1,070	—	1,914
Goodwill	—	—	5,307	—	5,307
Other intangible assets, net	—	2	12,398	—	12,400
Investment in AB InBev	17,952	—	—	—	17,952
Investment in consolidated subsidiaries	13,111	2,818	—	(15,929)	—
Finance assets, net	—	—	899	—	899
Due from Altria Group, Inc. and subsidiaries	4,790	—	—	(4,790)	—
Other assets	34	671	157	(476)	386
Total Assets	$37,104	$8,271	$22,557	$(24,730)	$43,202

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Balance Sheets (Continued)
(in millions of dollars)
____________________________

at December 31, 2017	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$864	$—	$—	$—	$864
Accounts payable	2	91	281	—	374
Accrued liabilities:
Marketing	—	578	117	—	695
Employment costs	21	14	153	—	188
Settlement charges	—	2,437	5	—	2,442
Other	389	433	247	(98)	971
Dividends payable	1,258	—	—	—	1,258
Due to Altria Group, Inc. and subsidiaries	3,040	317	80	(3,437)	—
Total current liabilities	5,574	3,870	883	(3,535)	6,792
Long-term debt	13,030	—	—	—	13,030
Deferred income taxes	2,809	—	2,914	(476)	5,247
Accrued pension costs	206	—	239	—	445
Accrued postretirement health care costs	—	1,214	773	—	1,987
Due to Altria Group, Inc. and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	108	49	126	—	283
Total liabilities	21,727	5,133	9,725	(8,801)	27,784
Contingencies
Redeemable noncontrolling interest	—	—	38	—	38
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,952	3,310	12,045	(15,355)	5,952
Earnings reinvested in the business	42,251	96	2,243	(2,339)	42,251
Accumulated other comprehensive losses	(1,897)	(268)	(1,506)	1,774	(1,897)
Cost of repurchased stock	(31,864)	—	—	—	(31,864)
Total stockholders’ equity attributable to Altria Group, Inc.	15,377	3,138	12,791	(15,929)	15,377
Noncontrolling interests	—	—	3	—	3
Total stockholders’ equity	15,377	3,138	12,794	(15,929)	15,380
Total Liabilities and Stockholders’ Equity	$37,104	$8,271	$22,557	$(24,730)	$43,202

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Balance Sheets
(in millions of dollars)
____________________________

at December 31, 2016	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$4,521	$1	$47	$—	$4,569
Receivables	—	8	143	—	151
Inventories:
Leaf tobacco	—	541	351	—	892
Other raw materials	—	111	53	—	164
Work in process	—	3	509	—	512
Finished product	—	112	371	—	483
	—	767	1,284	—	2,051
Due from Altria Group, Inc. and subsidiaries	—	3,797	1,511	(5,308)	—
Income taxes	167	10	92	—	269
Other current assets	3	108	109	—	220
Total current assets	4,691	4,691	3,186	(5,308)	7,260
Property, plant and equipment, at cost	—	2,971	1,864	—	4,835
Less accumulated depreciation	—	2,073	804	—	2,877
	—	898	1,060	—	1,958
Goodwill	—	—	5,285	—	5,285
Other intangible assets, net	—	2	12,034	—	12,036
Investment in AB InBev	17,852	—	—	—	17,852
Investment in consolidated subsidiaries	11,636	2,632	—	(14,268)	—
Finance assets, net	—	—	1,028	—	1,028
Due from Altria Group, Inc. and subsidiaries	4,790	—	—	(4,790)	—
Other assets	18	1,748	131	(1,384)	513
Total Assets	$38,987	$9,971	$22,724	$(25,750)	$45,932

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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
(in millions of dollars)
_____________________________

for the year ended December 31, 2017	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$21,826	$3,787	$(37)	$25,576
Cost of sales	—	6,414	1,166	(37)	7,543
Excise taxes on products	—	5,864	218	—	6,082
Gross profit	—	9,548	2,403	—	11,951
Marketing, administration and research costs	173	1,710	479	—	2,362
Asset impairment and exit costs	—	1	32	—	33
Operating (expense) income	(173)	7,837	1,892	—	9,556
Interest and other debt expense (income), net	510	(20)	215	—	705
Earnings from equity investment in AB InBev	(532)	—	—	—	(532)
Gain on AB InBev/SABMiller business combination	(445)	—	—	—	(445)
Earnings before income taxes and equity earnings of subsidiaries	294	7,857	1,677	—	9,828
(Benefit) provision for income taxes	(2,624)	3,127	(902)	—	(399)
Equity earnings of subsidiaries	7,304	558	—	(7,862)	—
Net earnings	10,222	5,288	2,579	(7,862)	10,227
Net earnings attributable to noncontrolling interests	—	—	(5)	—	(5)
Net earnings attributable to Altria Group, Inc.	$10,222	$5,288	$2,574	$(7,862)	$10,222

Net earnings	$10,222	$5,288	$2,579	$(7,862)	$10,227
Other comprehensive earnings, net of deferred income taxes	155	3	214	(217)	155
Comprehensive earnings	10,377	5,291	2,793	(8,079)	10,382
Comprehensive earnings attributable to noncontrolling interests	—	—	(5)	—	(5)
Comprehensive earnings attributable to Altria Group, Inc.	$10,377	$5,291	$2,788	$(8,079)	$10,377

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

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Cash Flows
(in millions of dollars)
_____________________________

for the year ended December 31, 2017	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$6,910	$4,049	$841	$(6,878)	$4,922
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(34)	(165)	—	(199)
Acquisitions of businesses and assets	—	—	(415)	—	(415)
Proceeds from finance assets	—	—	133	—	133
Payment for derivative financial instruments	(5)	—	—	—	(5)
Other	—	4	15	—	19
Net cash used in investing activities	(5)	(30)	(432)	—	(467)
Cash Provided by (Used in) Financing Activities
Repurchases of common stock	(2,917)	—	—	—	(2,917)
Dividends paid on common stock	(4,807)	—	—	—	(4,807)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(2,459)	1,410	1,049	—	—
Cash dividends paid to parent	—	(5,429)	(1,449)	6,878	—
Other	(40)	—	(7)	—	(47)
Net cash used in financing activities	(10,223)	(4,019)	(407)	6,878	(7,771)
Cash and cash equivalents:
(Decrease) increase	(3,318)	—	2	—	(3,316)
Balance at beginning of year	4,521	1	47	—	4,569
Balance at end of year	$1,203	$1	$49	$—	$1,253

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Cash Flows
(in millions of dollars)
_____________________________

for the year ended December 31, 2016	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$4,356	$5,138	$319	$(5,992)	$3,821
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(45)	(144)	—	(189)
Acquisition of assets	—	—	(45)	—	(45)
Proceeds from finance assets	—	—	231	—	231
Proceeds from AB InBev/SABMiller business combination	4,773	—	—	—	4,773
Purchase of AB InBev ordinary shares	(1,578)	—	—	—	(1,578)
Payment for derivative financial instrument	(3)	—	—	—	(3)
Proceeds from derivative financial instruments	510	—	—	—	510
Other	—	—	9	—	9
Net cash provided by (used in) investing activities	3,702	(45)	51	—	3,708
Cash Provided by (Used in) Financing Activities
Long-term debt issued	1,976	—	—	—	1,976
Long-term debt repaid	(933)	—	—	—	(933)
Repurchases of common stock	(1,030)	—	—	—	(1,030)
Dividends paid on common stock	(4,512)	—	—	—	(4,512)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	(530)	(28)	558	—	—
Premiums and fees related to early extinguishment of debt	(809)	—	—	—	(809)
Cash dividends paid to parent	—	(5,064)	(928)	5,992	—
Other	(12)	—	(9)	—	(21)
Net cash used in financing activities	(5,850)	(5,092)	(379)	5,992	(5,329)
Cash and cash equivalents:
Increase (decrease)	2,208	1	(9)	—	2,200
Balance at beginning of year	2,313	—	56	—	2,369
Balance at end of year	$4,521	$1	$47	$—	$4,569

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Condensed Consolidating Statements of Cash Flows
(in millions of dollars)
_____________________________

for the year ended December 31, 2015	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$5,118	$5,204	$961	$(5,440)	$5,843
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(51)	(178)	—	(229)
Proceeds from finance assets	—	—	354	—	354
Payment for derivative financial instrument	(132)	—	—	—	(132)
Other	—	10	(18)	—	(8)
Net cash (used in) provided by investing activities	(132)	(41)	158	—	(15)
Cash Provided by (Used in) Financing Activities
Long-term debt repaid	(1,793)	—	—	—	(1,793)
Repurchases of common stock	(554)	—	—	—	(554)
Dividends paid on common stock	(4,179)	—	—	—	(4,179)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	814	(495)	(319)	—	—
Premiums and fees related to early extinguishment of debt	(226)	—	—	—	(226)
Cash dividends paid to parent	—	(4,671)	(769)	5,440	—
Other	(16)	—	(12)	—	(28)
Net cash used in financing activities	(5,954)	(5,166)	(1,100)	5,440	(6,780)
Cash and cash equivalents:
(Decrease) increase	(968)	(3)	19	—	(952)
Balance at beginning of year	3,281	3	37	—	3,321
Balance at end of year	$2,313	$—	$56	$—	$2,369

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________________

Note 20. Quarterly Financial Data (Unaudited)

	2017 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$6,083	$6,663	$6,729	$6,101
Gross profit	$2,779	$3,119	$3,183	$2,870
Net earnings	$1,402	$1,990	$1,867	$4,968
Net earnings attributable to Altria Group, Inc.	$1,401	$1,989	$1,866	$4,966
Per share data:
Basic and diluted EPS attributable to Altria Group, Inc.	$0.72	$1.03	$0.97	$2.60

	2016 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$6,066	$6,521	$6,905	$6,252
Gross profit	$2,656	$2,957	$3,150	$2,828
Net earnings	$1,218	$1,654	$1,094	$10,278
Net earnings attributable to Altria Group, Inc.	$1,217	$1,653	$1,093	$10,276
Per share data:
Basic and diluted EPS attributable to Altria Group, Inc.	$0.62	$0.84	$0.56	$5.27
During 2017 and 2016, the following pre-tax charges or (gains) were included in net earnings attributable to Altria Group, Inc.:

	2017 Quarters
(in millions)	1st	2nd	3rd	4th
NPM Adjustment Items	$(1)	$—	$5	$—
Tobacco and health litigation items, including accrued interest	1	17	—	62
Asset impairment, exit, implementation and acquisition-related costs	30	30	17	12
Settlement charge for lump sum pension payments	—	—	—	81
Gain on AB InBev/SABMiller business combination	—	(408)	(37)	—
AB InBev special items	73	2	34	51
	$103	$(359)	$19	$206

	2016 Quarters
(in millions)	1st	2nd	3rd	4th
NPM Adjustment Items	$18	$—	$—	$—
Tobacco and health litigation items, including accrued interest	38	5	45	17
Patent litigation settlement	—	—	—	21
Asset impairment, exit, implementation and acquisition-related costs	122	5	6	73
Loss on early extinguishment of debt	—	—	823	—
Gain on AB InBev/SABMiller business combination	(40)	(117)	(48)	(13,660)
SABMiller special items	166	21	(40)	(236)
	$304	$(86)	$786	$(13,785)

As discussed in Note 14. Income Taxes, Altria Group, Inc. has recognized income tax benefits and charges in the consolidated statements of earnings during 2017 and 2016 as a result of various tax events, including the impact of the Tax Reform Act in the fourth quarter of 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Altria Group, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Altria Group, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited Altria Group, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Altria Group, Inc. and its subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Altria Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
Altria Group, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management On Internal Control Over Financial Reporting. Our responsibility is to express opinions on Altria Group, Inc.’s consolidated financial statements and on Altria Group, Inc.’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Altria Group, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP

Richmond, Virginia
February 1, 2018

We have served as the Company’s auditor since at least 1934, which is when the Company became subject to SEC reporting requirements. We have not determined the specific year we began serving as auditor of the Company.

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
Management assessed the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2017. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of Altria Group, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2017, Altria Group, Inc. maintained effective internal control over financial reporting.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of Altria Group, Inc. included in this report, has audited the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2017, as stated in their report herein.

February 1, 2018

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
Item 9B. Other Information.
 None.

Part III
Except for the information relating to the executive officers set forth in Item 10, the information called for by Items 10-14 is hereby incorporated by reference to Altria Group, Inc.’s definitive proxy statement for use in connection with its Annual Meeting of Shareholders to be held on May 17, 2018 that will be filed with the SEC on or about April 5, 2018 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10. Directors, Executive Officers and Corporate Governance.
Refer to “Proposals Requiring Your Vote - Proposal 1 - Election of Directors,” “Ownership of Equity Securities of Altria - Section 16(a) Beneficial Ownership Reporting Compliance” and “Board and Governance Matters - Committees of Our Board of Directors” sections of the proxy statement.
Executive Officers as of February 13, 2018:

Name	Office	Age
Martin J. Barrington	Chairman, Chief Executive Officer and President	64
Daniel J. Bryant	Vice President and Treasurer	48
Kevin C. Crosthwaite, Jr.	President and Chief Executive Officer, Philip Morris USA Inc.	42
James E. Dillard III	Senior Vice President, Research, Development and Sciences	54
Ivan S. Feldman	Vice President and Controller	51
Murray R. Garnick	Executive Vice President and General Counsel	58
William F. Gifford, Jr.	Executive Vice President and Chief Financial Officer	47
Craig A. Johnson	President and Chief Executive Officer, Altria Group Distribution Company	65
Salvatore Mancuso	Senior Vice President, Strategy, Planning and Procurement	52
Brian W. Quigley	President and Chief Executive Officer, U.S. Smokeless Tobacco Company LLC	44
W. Hildebrandt Surgner, Jr.	Vice President, Corporate Secretary and Associate General Counsel	52
Charles N. Whitaker	Senior Vice President, Human Resources, Compliance and Information Services and Chief Compliance Officer	51
Howard A. Willard III	Executive Vice President and Chief Operating Officer	54
All of the above-mentioned officers have been employed by Altria Group, Inc. or its subsidiaries in various capacities during the past five years.
Effective April 25, 2017, Mr. Crosthwaite was appointed President and Chief Executive Officer, Philip Morris USA Inc. Mr. Crosthwaite has been continuously employed by Altria

Group, Inc. subsidiaries in positions across their businesses, including Strategy and Business Development, Brand Management and Sales since 1997.
Effective July 1, 2017, Mr. Garnick was appointed Executive Vice President and General Counsel of Altria Group, Inc. Mr. Garnick previously served as Deputy General Counsel of

Altria Client Services LLC and has been continuously employed by Altria Group, Inc. or its subsidiaries since 2008.
Effective August 24, 2017, Mr. Dillard, previously Senior Vice President, Research, Development and Regulatory Affairs of Altria Group, Inc., was appointed Senior Vice President, Research, Development and Sciences of Altria Group, Inc.
Effective January 1, 2018, Mr. Surgner, previously Corporate Secretary and Senior Assistant General Counsel of Altria Group, Inc., was appointed Vice President, Corporate Secretary and Associate General Counsel of Altria Group, Inc.
As previously announced, effective upon the conclusion of the Annual Meeting of Shareholders on May 17, 2018, Mr. Barrington will retire as Chairman, Chief Executive Officer and President and Mr. Willard will become Chairman and Chief Executive Officer. Additionally, Mr. Gifford will become Vice Chairman and Chief Financial Officer, effective upon the conclusion of the Annual Meeting of Shareholders.
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
Item 11. Executive Compensation.
Refer to “Executive Compensation,” “Compensation Committee Matters - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Matters - Compensation Committee Report for the Year Ended December 31, 2017” and “Board and Governance Matters - Directors - Director Compensation” sections of the proxy statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under Altria Group, Inc.’s equity compensation plans at December 31, 2017, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by shareholders (1)	2,606,482 (2)	$—	39,082,184 (3)

(1)
The following plans have been approved by Altria Group, Inc. shareholders and have shares referenced in column (a) or column (c): the 2010 Performance Incentive Plan, the 2015 Performance Incentive Plan and the 2015 Stock Compensation Plan for Non-Employee Directors.

(2)	Represents 2,384,501shares of restricted stock units and 221,981 shares that may be issued upon vesting of performance stock units if maximum performance measures are achieved.

(3)
Includes 38,161,242 shares available under the 2015 Performance Incentive Plan and 920,942 shares available under the 2015 Stock Compensation Plan for Non-Employee Directors, and excludes shares reflected in column (a).

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

In accordance with Regulation S-X Rule 3-09, the audited financial statements of AB InBev for the year ended December 31, 2017 will be filed by amendment within six months after AB InBev’s year ended December 31, 2017.

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

10.18
Benefit Equalization Plan, effective September 2, 1974, as amended. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08940).*

10.19
Amendment to Benefit Equalization Plan, effective March 31, 2016. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 (File No. 1-08940).*

10.20
Amendment to Benefit Equalization Plan, effective January 1, 2016 and October 1, 2016. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08940).*

10.21	Form of Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-08940).*

10.22	Form of Supplemental Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-08940).*

10.23	Automobile Policy. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-08940).*

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

10.27
2015 Stock Compensation Plan for Non-Employee Directors, as amended and restated effective October 28, 2015. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-08940).*

10.28	2010 Performance Incentive Plan, effective on May 20, 2010. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement on Schedule 14A filed on April 9, 2010 (File No. 1-08940).*

10.29	2015 Performance Incentive Plan, effective on May 1, 2015. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement on Schedule 14A filed on April 9, 2015 (File No. 1-08940).*

10.30	Form of Indemnity Agreement. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on October 30, 2006 (File No. 1-08940).

10.31	Form of Restricted Stock Agreement, dated as of May 16, 2012. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on May 17, 2012 (File No. 1-08940).*

10.32	Form of Restricted Stock Agreement, dated as of January 28, 2014. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 30, 2014 (File No. 1-08940).*

10.33	Form of Deferred Stock Agreement, dated as of January 28, 2014. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 1-08940).*

10.34	Form of Restricted Stock Unit Agreement, dated as of January 28, 2015. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 30, 2015 (File No. 1-08940).*

10.35	Form of Restricted Stock Unit Agreement, dated as of January 26, 2016. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 28, 2016 (File No. 1-08940).*

10.36
Form of Restricted Stock Unit Agreement, dated as of January 30, 2017. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 1-08940).*

10.37
Form of Performance Stock Unit Agreement, dated as of January 30, 2017. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 1-08940).*

10.38	Form of Executive Confidentiality and Non-Competition Agreement. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 27, 2011 (File No. 1-08940).*

10.39
Time Sharing Agreement between Altria Client Services LLC and Martin J. Barrington, dated as of November 19, 2015. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-08940).*

10.40
Agreement and General Release between Altria Group, Inc. and Denise F. Keane, dated June 29, 2017. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 (File No. 1-08940).*

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

Date: February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature		Title	Date

/s/ MARTIN J. BARRINGTON (Martin J. Barrington)		Director, Chairman, Chief Executive Officer and President	February 27, 2018

/s/ WILLIAM F. GIFFORD, JR. (William F. Gifford, Jr.)		Executive Vice President and Chief Financial Officer	February 27, 2018

/s/ IVAN S. FELDMAN (Ivan S. Feldman)		Vice President and Controller	February 27, 2018

 * GERALD L. BALILES,
JOHN T. CASTEEN III,
DINYAR S. DEVITRE,
THOMAS F. FARRELL II,
DEBRA J. KELLY-ENNIS,
W. LEO KIELY III,
KATHRYN B. MCQUADE,
GEORGE MUÑOZ,
MARK E. NEWMAN,
NABIL Y. SAKKAB,
VIRGINIA E. SHANKS,
HOWARD A. WILLARD III
Directors

*By:	/s/ MARTIN J. BARRINGTON (MARTIN J. BARRINGTON ATTORNEY-IN-FACT)		February 27, 2018