Form 10-Q
period 2018-03-31
ALTRIA GROUP, INC.
filed 2018-04-26
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
At April 16, 2018, there were 1,892,648,384 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$2,191	$1,253
Receivables	133	142
Inventories:
Leaf tobacco	920	941
Other raw materials	184	170
Work in process	547	560
Finished product	606	554
	2,257	2,225
Income taxes	—	461
Other current assets	243	263
Total current assets	4,824	4,344
Property, plant and equipment, at cost	4,879	4,879
Less accumulated depreciation	2,988	2,965
	1,891	1,914
Goodwill	5,307	5,307
Other intangible assets, net	12,400	12,400
Investment in AB InBev	18,199	17,952
Finance assets, net	854	899
Other assets	424	386
Total Assets	$43,899	$43,202

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	March 31, 2018	December 31, 2017
Liabilities
Current portion of long-term debt	$864	$864
Accounts payable	203	374
Accrued liabilities:
Marketing	707	695
Employment costs	68	188
Settlement charges	3,458	2,442
Other	845	971
Dividends payable	1,330	1,258
Total current liabilities	7,475	6,792
Long-term debt	13,033	13,030
Deferred income taxes	5,292	5,247
Accrued pension costs	382	445
Accrued postretirement health care costs	1,987	1,987
Other liabilities	296	283
Total liabilities	28,465	27,784
Contingencies (Note 10)
Redeemable noncontrolling interest	37	38
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,938	5,952
Earnings reinvested in the business	42,816	42,251
Accumulated other comprehensive losses	(1,927)	(1,897)
Cost of repurchased stock (912,135,431 shares at March 31, 2018 and 904,702,125 shares at December 31, 2017)	(32,368)	(31,864)
Total stockholders’ equity attributable to Altria Group, Inc.	15,394	15,377
Noncontrolling interests	3	3
Total stockholders’ equity	15,397	15,380
Total Liabilities and Stockholders’ Equity	$43,899	$43,202
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net revenues	$6,108	$6,083
Cost of sales	1,734	1,813
Excise taxes on products	1,438	1,494
Gross profit	2,936	2,776
Marketing, administration and research costs	618	533
Asset impairment and exit costs	2	4
Operating income	2,316	2,239
Interest and other debt expense, net	166	179
Net periodic benefit income, excluding service cost	(7)	(8)
Earnings from equity investment in AB InBev	(342)	(23)
Loss on AB InBev/SABMiller business combination	33	—
Earnings before income taxes	2,466	2,091
Provision for income taxes	571	689
Net earnings	1,895	1,402
Net earnings attributable to noncontrolling interests	(1)	(1)
Net earnings attributable to Altria Group, Inc.	$1,894	$1,401
Per share data:
Basic and diluted earnings per share attributable to Altria Group, Inc.	$1.00	$0.72
Dividends declared	$0.70	$0.61
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net earnings	$1,895	$1,402
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	45	32
AB InBev	(75)	(192)
Other comprehensive losses, net of deferred income taxes	(30)	(160)

Comprehensive earnings	1,865	1,242
Comprehensive earnings attributable to noncontrolling interests	(1)	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$1,864	$1,241
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Year Ended December 31, 2017 and
the Three Months Ended March 31, 2018
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria Group, Inc.
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2016	$935	$5,893	$36,906	$(2,052)	$(28,912)	$3	$12,773
Net earnings (1)	—	—	10,222	—	—	—	10,222
Other comprehensive earnings, net of deferred income taxes	—	—	—	155	—	—	155
Stock award activity	—	59	—	—	(35)	—	24
Cash dividends declared ($2.54 per share)	—	—	(4,877)	—	—	—	(4,877)
Repurchases of common stock	—	—	—	—	(2,917)	—	(2,917)
Balances, December 31, 2017	935	5,952	42,251	(1,897)	(31,864)	3	15,380
Net earnings (1)	—	—	1,894	—	—	—	1,894
Other comprehensive losses, net of deferred income taxes	—	—	—	(30)	—	—	(30)
Stock award activity	—	(14)	—	—	9	—	(5)
Cash dividends declared ($0.70 per share)	—	—	(1,329)	—	—	—	(1,329)
Repurchases of common stock	—	—	—	—	(513)	—	(513)
Balances, March 31, 2018	$935	$5,938	$42,816	$(1,927)	$(32,368)	$3	$15,397

(1)
Amounts attributable to noncontrolling interests for the three months ended March 31, 2018 and for the year ended December 31, 2017 exclude net earnings of $1 million and $5 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the condensed consolidated balance sheets at March 31, 2018 and December 31, 2017.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Provided by (Used in) Operating Activities
Net earnings	$1,895	$1,402
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	53	52
Deferred income tax provision (benefit)	54	(23)
Earnings from equity investment in AB InBev	(342)	(23)
Loss on AB InBev/SABMiller business combination	33	—
Asset impairment and exit costs, net of cash paid	(7)	(16)
Cash effects of changes:
Receivables	9	18
Inventories	(30)	(68)
Accounts payable	(164)	(189)
Income taxes	521	719
Accrued liabilities and other current assets	(267)	(289)
Accrued settlement charges	1,018	1,089
Pension plan contributions	(7)	(8)
Pension provisions and postretirement, net	—	(15)
Other	43	26
Net cash provided by operating activities	2,809	2,675
Cash Provided by (Used in) Investing Activities
Capital expenditures	(34)	(33)
Proceeds from finance assets	—	2
Other	(7)	(199)
Net cash used in investing activities	$(41)	$(230)

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Provided by (Used in) Financing Activities
Repurchases of common stock	$(513)	$(551)
Dividends paid on common stock	(1,257)	(1,187)
Other	(23)	(38)
Cash used in financing activities	(1,793)	(1,776)
Cash, cash equivalents and restricted cash:
Increase	975	669
Balance at beginning of period	1,314	4,651
Balance at end of period	$2,289	$5,320

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported on Altria Group, Inc.’s condensed consolidated balance sheets:
	At March 31, 2018	At December 31, 2017
Cash and cash equivalents	$2,191	$1,253
Restricted cash included in other current assets (1)	41	25
Restricted cash included in other assets (1)	57	36
Cash, cash equivalents and restricted cash	$2,289	$1,314
(1) Restricted cash consisted of cash deposits collateralizing various forms of security posted by PM USA to obtain stays of judgments pending appeals. See Note 10. Contingencies.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At March 31, 2018, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”), which are engaged in the manufacture and sale of super premium cigarettes and the sale of premium cigars; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria Group, Inc. and its subsidiaries. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At March 31, 2018, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At March 31, 2018, Altria Group, Inc. had an approximate 10.2% ownership of Anheuser-Busch InBev SA/NV (“AB InBev”), which Altria Group, Inc. accounts for under the equity method of accounting using a one-quarter lag. Altria Group, Inc. receives cash dividends on its interest in AB InBev if and when AB InBev pays such dividends.

Dividends and Share Repurchases

During the first quarter of 2018, Altria Group, Inc.’s Board of Directors (the “Board of Directors”) approved a 6.1% increase in the quarterly dividend rate to $0.70 per share of Altria Group, Inc. common stock versus the previous rate of $0.66 per share. The current annualized dividend rate is $2.80 per share. Future dividend payments remain subject to the discretion of the Board of Directors.

In July 2015, the Board of Directors authorized a $1.0 billion share repurchase program that it expanded to $3.0 billion in October 2016 and to $4.0 billion in July 2017 (as expanded, the “July 2015 share repurchase program”). In January 2018, Altria Group, Inc. repurchased 0.3 million shares of its common stock (at an aggregate cost of approximately $18 million, and at an average price of $71.68 per share), which completed the July 2015 share repurchase program. Under this program, Altria Group, Inc. repurchased a total of 58.7 million shares of its common stock at an average price of $68.15 per share.

Following the completion of the July 2015 share repurchase program, the Board of Directors authorized a new $1.0 billion share repurchase program (the “January 2018 share repurchase program”). During the three months ended March 31, 2018, Altria Group, Inc. repurchased 7.7 million shares of its common stock (at an aggregate cost of approximately $495 million, and at an average price of $64.08 per share) under the January 2018 share repurchase program. At March 31, 2018, Altria Group, Inc. had approximately $505 million remaining in the January 2018 share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria Group, Inc.’s share repurchase activity was as follows:

	For the Three Months Ended March 31,
	2018	2017
	(in millions, except per share data)
Total number of shares repurchased	8.0	7.7
Aggregate cost of shares repurchased	$513	$551
Average price per share of shares repurchased	$64.33	$71.77

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

These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

On January 1, 2018, Altria Group, Inc. adopted the following Accounting Standards Updates (“ASU”):

▪	ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all related ASU amendments (collectively “ASU No. 2014-09”);

▪
ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and the related ASU amendment (collectively “ASU No. 2016-01”);

▪	ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”);

▪	ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”); and

▪	ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU No. 2017-07”).

Certain prior-period amounts have been reclassified to conform with the current period’s presentation due to Altria Group, Inc.’s adoptions of ASU No. 2016-18 and ASU No. 2017-07.

ASU No. 2014-09 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. Altria Group, Inc. has elected to apply the guidance using the modified retrospective transition method. For further discussion, see Note 2. Revenues from Contracts with Customers.

ASU No. 2016-01 addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The adoption of ASU No. 2016-01 did not impact Altria Group, Inc.’s condensed consolidated financial statements.

ASU No. 2016-15 addresses how eight specific cash flow issues are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 did not impact Altria Group, Inc.’s condensed consolidated statements of cash flows. In addition, Altria Group, Inc. made an accounting policy election to continue to classify distributions received from equity method investees using the nature of distribution approach.

ASU No. 2016-18, which was retrospectively adopted, requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. As a result of the adoption, restricted cash of $98 million, $92 million, $61 million and $82 million at March 31, 2018, March 31, 2017, December 31, 2017 and December 31, 2016, respectively, was included in cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows.

ASU No. 2017-07 requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by employees during the period. The other components of net periodic pension cost and net periodic postretirement benefit cost are required to be presented in the statement of earnings separately from the service cost component and outside the subtotal of operating income. Additionally, only the service cost component is eligible for capitalization. Altria Group, Inc. retrospectively adopted the guidance for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the statement of earnings, and prospectively adopted the capitalization of service cost. Altria Group, Inc. used the practical expedient provided in ASU No. 2017-07 that permits Altria Group, Inc. to use the amounts disclosed in its benefit plans note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. For the three months ended March 31, 2017, the adoption of ASU No.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2017-07 resulted in a reclassification of net periodic benefit income of $3 million and $5 million from cost of sales and marketing, administration and research costs, respectively, to net periodic benefit income, excluding service cost in Altria Group, Inc.’s condensed consolidated statement of earnings. In addition, certain prior-period segment data has been reclassified to conform with the current period’s presentation. For further discussion, see Note 7. Segment Reporting.

For a description of recently issued accounting guidance applicable to, but not yet adopted by, Altria Group, Inc., see Note 12. Recent Accounting Guidance Not Yet Adopted.

Note 2. Revenues from Contracts with Customers:

On January 1, 2018, Altria Group, Inc. adopted ASU No. 2014-09, which establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. Altria Group, Inc. elected to apply the guidance using the modified retrospective transition method. The adoption of this guidance had no impact on the amount and timing of revenue recognized by Altria Group, Inc.’s businesses; therefore, no adjustments were recorded to Altria Group, Inc.’s condensed consolidated financial statements.

Altria Group, Inc.’s businesses generate substantially all of their revenue from sales contracts with customers. While Altria Group, Inc.’s businesses enter into separate sales contracts with each customer for each product type, all sales contracts are similarly structured. These contracts create an obligation to transfer product to the customer. Contract durations do not exceed one year; therefore, there is no significant financing component, costs to obtain contracts are expensed as incurred and unsatisfied performance obligations are not disclosed.

Altria Group, Inc.’s businesses define net revenues as revenues, which include excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns (also referred to as returned goods) and sales incentives. Altria Group, Inc.’s businesses exclude from the transaction price, sales taxes and value-added taxes imposed at the time of sale (which do not include excise taxes on cigarettes, cigars, smokeless tobacco or wine).

Altria Group, Inc.’s businesses recognize revenues from sales contracts with customers upon shipment of goods when control of such products is obtained by the customer. Altria Group, Inc.’s businesses determine that a customer obtains control of the product upon shipment when title of such product and risk of loss transfers to the customer. Altria Group, Inc.’s businesses account for shipping and handling costs as fulfillment costs and such amounts are classified as part of cost of sales in Altria Group, Inc.’s condensed consolidated statements of earnings. Altria Group, Inc.’s businesses record an allowance for returned goods, based principally on historical volume and return rates, which is included in other accrued liabilities on Altria Group, Inc.’s condensed consolidated balance sheets. Altria Group, Inc.’s businesses record sales incentives, which consist of consumer incentives and trade promotion activities, as a reduction to revenues (a portion of which is based on amounts estimated as being due to wholesalers, retailers and consumers at the end of a period) based principally on historical volume, utilization and redemption rates. Expected payments for sales incentives are included in accrued marketing liabilities on Altria’s Group, Inc.’s condensed consolidated balance sheets.

Payment terms vary depending on product type. Altria Group, Inc.’s businesses consider payments received in advance of product shipment as deferred revenue, which is included in other accrued liabilities on Altria Group, Inc.’s condensed consolidated balance sheets until revenue is recognized. PM USA receives payment in advance of a customer obtaining control of the product. USSTC receives substantially all payments within one business day of the customer obtaining control of the product. Ste. Michelle receives substantially all payments from customers within 45 days of the customer obtaining control of the product. Amounts due from customers are included in receivables on Altria Group, Inc.’s condensed consolidated balance sheets.

Altria Group, Inc.’s businesses promote their products with consumer incentives, trade promotions and consumer engagement programs. These consumer incentive and trade promotion activities, which include discounts, coupons, rebates, in-store display incentives and volume-based incentives, do not create a distinct deliverable and are, therefore, recorded as a reduction of revenues. Consumer engagement program payments are made to third parties. Altria Group, Inc.’s businesses expense these consumer engagement programs, which include event marketing, as incurred and such expenses are included in marketing, administration and research costs on Altria Group, Inc.’s condensed consolidated statements of earnings. For interim reporting purposes, Altria Group, Inc.’s businesses charge consumer engagement programs and certain consumer incentive expenses to operations as a percentage of sales, based on estimated sales and related expenses for the full year.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Altria Group, Inc. disaggregates net revenues based on product type. For further discussion, see Note 7. Segment Reporting.

Altria Group, Inc.’s businesses offer cash discounts to customers for prompt payment and calculate cash discounts as a percentage of the list price based on historical experience and agreed-upon payment terms. Altria Group, Inc.’s businesses record an allowance for cash discounts, which is included as a contra-asset against receivables on Altria Group, Inc.’s condensed consolidated balance sheets. There was no allowance for cash discounts at March 31, 2018 and December 31, 2017, and there were no differences between amounts recorded as an allowance for cash discounts and cash discounts subsequently given to customers.

Altria Group, Inc.’s businesses that receive payments in advance of product shipment record such payments as deferred revenue. These payments are included in other accrued liabilities on Altria Group, Inc.’s condensed consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue was $135 million and $267 million at March 31, 2018 and December 31, 2017, respectively. When cash is received in advance of product shipment, Altria Group, Inc.’s businesses satisfy their performance obligations within three days of receiving payment. At March 31, 2018 and December 31, 2017, there were no differences between amounts recorded as deferred revenue and amounts subsequently recognized as revenue.

Receivables, which primarily reflect sales of wine produced and/or distributed by Ste. Michelle, were $133 million and $142 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, there were no expected differences between amounts recorded and subsequently received, and Altria Group, Inc.’s businesses did not record an allowance for doubtful accounts against these receivables.

Altria Group, Inc.’s businesses record an allowance for returned goods, which is included in other accrued liabilities on Altria Group, Inc.’s condensed consolidated balance sheets. While all of Altria Group, Inc.’s tobacco operating companies sell tobacco products with dates relative to freshness as printed on product packaging, due to the limited shelf life of USSTC’s smokeless tobacco products, it is USSTC’s policy to accept authorized sales returns from its customers for products that have passed such dates. Altria Group, Inc.’s businesses record estimated sales returns, which are based principally on historical volume and return rates, as a reduction to revenues. Actual sales returns will differ from estimated sales returns to the extent actual results differ from estimated assumptions. Altria Group, Inc.’s businesses reflect differences between actual and estimated sales returns in the period in which the actual amounts become known. These differences, if any, have not had a significant impact on Altria Group, Inc.’s condensed consolidated financial statements. All returned goods are destroyed upon return and not included in inventory. Consequently, Altria Group, Inc.’s businesses do not record an asset for their right to recover goods from customers upon return.

Sales incentives include variable payments related to goods sold by Altria Group, Inc.’s businesses. Altria Group, Inc.’s businesses include estimates of variable consideration as a reduction to revenues upon shipment of goods to customers. The sales incentives that require significant estimates and judgments are as follows:

Price promotion payments- Altria Group, Inc.’s businesses make price promotion payments, substantially all of which are made to their retail partners to incent the promotion of certain product offerings in select geographic areas.

Wholesale and retail participation payments- Altria Group, Inc.’s businesses make payments to their wholesale and retail partners to incent merchandising and sharing of sales data in accordance with each business’s trade agreements.

These estimates primarily include estimated wholesale to retail sales volume and historical acceptance rates. Actual payments will differ from estimated payments to the extent actual results differ from estimated assumptions. Differences between actual and estimated payments are reflected in the period such information becomes available. These differences, if any, have not had a significant impact on Altria Group, Inc.’s condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3. Asset Impairment, Exit and Implementation Costs:

Pre-tax asset impairment, exit and implementation costs recorded in connection with the facilities consolidation, as discussed below, consisted of the following:

	For the Three Months Ended March 31, 2018			For the Three Months Ended March 31, 2017
	Asset Impairment and Exit Costs	Implementation Costs (1)	Total	Asset Impairment and Exit Costs	Implementation Costs (1)	Total
	(in millions)
Smokeable products	$—	$1	$1	$1	$5	$6
Smokeless products	2	—	2	3	18	21
Total	$2	$1	$3	$4	$23	$27
(1) The pre-tax implementation costs were included in cost of sales in Altria Group, Inc.’s condensed consolidated statements of earnings.

The movement in the restructuring liabilities (excluding termination, settlement and curtailment costs), substantially all of which are severance liabilities, was as follows:

For the Three Months Ended March 31, 2018
(in millions)
Balances at December 31, 2017	$33
Charges	2
Cash spent	(9)
Balances at March 31, 2018	$26

Facilities Consolidation

In October 2016, Altria Group, Inc. announced the consolidation of certain of its operating companies’ manufacturing facilities to streamline operations and achieve greater efficiencies. In the first quarter of 2018, Middleton completed the transfer of its Limerick, Pennsylvania operations to the Manufacturing Center site in Richmond, Virginia (“Richmond Manufacturing Center”), and USSTC completed the transfer of its Franklin Park, Illinois operations to its Nashville, Tennessee facility and the Richmond Manufacturing Center. The pre-tax charges related to the consolidation have been substantially completed.

As a result of the consolidation, Altria Group, Inc. has recorded total pre-tax charges of approximately $150 million, or $0.05 per share since inception.

Cash payments related to the consolidation of $10 million were made during the three months ended March 31, 2018 for total cash payments of $73 million since inception. Altria Group, Inc. expects a total of approximately $100 million in cash expenditures.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4. Benefit Plans:

Components of Net Periodic Benefit Cost (Income)

Net periodic benefit cost (income) consisted of the following:

	For the Three Months Ended March 31,
	Pension		Postretirement
	2018	2017	2018	2017
	(in millions)
Service cost	$21	$19	$4	$4
Interest cost	68	72	19	20
Expected return on plan assets	(146)	(150)	(5)	—
Amortization:
Net loss	57	50	9	8
Prior service cost (credit)	1	1	(10)	(9)
Net periodic benefit cost (income)	$1	$(8)	$17	$23

Employer Contributions

Altria Group, Inc. makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. Employer contributions of $7 million were made to Altria Group, Inc.’s pension plans during the three months ended March 31, 2018. Currently, Altria Group, Inc. anticipates making additional employer contributions to its pension plans during the remainder of 2018 of up to approximately $35 million, based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, changes in interest rates, or other considerations. In December 2017, Altria Group, Inc. made a contribution of $270 million to a trust to fund certain postretirement benefits. Prior to this contribution, Altria Group, Inc.’s postretirement plans were not funded. Altria Group, Inc. did not make any employer contributions to its postretirement plans during the three months ended March 31, 2018. Currently, Altria Group, Inc. anticipates making employer contributions to its postretirement plans of up to approximately $70 million in 2018. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on postretirement assets, or other considerations.

Note 5. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Net earnings attributable to Altria Group, Inc.	$1,894	$1,401
Less: Distributed and undistributed earnings attributable to share-based awards	(2)	(2)
Earnings for basic and diluted EPS	$1,892	$1,399

Weighted-average shares for basic and diluted EPS	1,899	1,939

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria Group, Inc.:

	For the Three Months Ended March 31, 2018
	Benefit Plans	AB InBev		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2017	$(1,839)	$(54)		$(4)	$(1,897)

Other comprehensive losses before reclassifications	—	(81)		—	(81)
Deferred income taxes	—	16		—	16
Other comprehensive losses before reclassifications, net of deferred income taxes	—	(65)		—	(65)

Amounts reclassified to net earnings	61	(13)		—	48
Deferred income taxes	(16)	3		—	(13)
Amounts reclassified to net earnings, net of deferred income taxes	45	(10)		—	35

Other comprehensive earnings (losses), net of deferred income taxes	45	(75)	(1)	—	(30)

Balances, March 31, 2018	$(1,794)	$(129)		$(4)	$(1,927)

	For the Three Months Ended March 31, 2017
	Benefit Plans	AB InBev		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2016	$(2,048)	$—		$(4)	$(2,052)

Other comprehensive losses before reclassifications	—	(296)		—	(296)
Deferred income taxes	—	104		—	104
Other comprehensive losses before reclassifications, net of deferred income taxes	—	(192)		—	(192)

Amounts reclassified to net earnings	54	—		—	54
Deferred income taxes	(22)	—		—	(22)
Amounts reclassified to net earnings, net of deferred income taxes	32	—		—	32

Other comprehensive earnings (losses), net of deferred income taxes	32	(192)	(1)	—	(160)

Balances, March 31, 2017	$(2,016)	$(192)		$(4)	$(2,212)
(1) Primarily reflects currency translation adjustments.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Benefit Plans: (1)
Net loss	$70	$62
Prior service cost/credit	(9)	(8)
	61	54

AB InBev (2)	(13)	—

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$48	$54
(1) Amounts are included in net defined benefit plan costs. For further details, see Note 4. Benefit Plans.
(2) Amounts are primarily included in earnings from equity investment in AB InBev.

Note 7. Segment Reporting:

The products of Altria Group, Inc.’s subsidiaries include smokeable tobacco products, consisting of combustible cigarettes manufactured and sold by PM USA and Nat Sherman, machine-made large cigars and pipe tobacco manufactured and sold by Middleton and premium cigars sold by Nat Sherman; smokeless tobacco products, consisting of moist smokeless tobacco and snus products manufactured and sold by USSTC; and wine produced and/or distributed by Ste. Michelle. The products and services of these subsidiaries constitute Altria Group, Inc.’s reportable segments of smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in all other.

As discussed in Note 1. Background and Basis of Presentation, on January 1, 2018, Altria Group, Inc. adopted ASU 2017-07, which resulted in a change to prior-period operating income. As a result, certain immaterial prior-period operating companies income (loss) data has been reclassified to conform with the current period’s presentation.

Altria Group, Inc.’s chief operating decision maker (the “CODM”) reviews operating companies income to evaluate the performance of, and allocate resources to, the segments. Operating companies income for the segments is defined as operating income before general corporate expenses and amortization of intangibles. Interest and other debt expense, net, net periodic benefit cost/income, excluding service cost, and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by the CODM.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Net revenues:
Smokeable products	$5,414	$5,458
Smokeless products	525	466
Wine	142	140
All other	27	19
Net revenues	$6,108	$6,083
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$2,038	$2,036
Smokeless products	338	246
Wine	17	21
All other	(26)	(13)
Amortization of intangibles	(5)	(5)
General corporate expenses	(46)	(46)
Operating income	2,316	2,239
Interest and other debt expense, net	(166)	(179)
Net periodic benefit income, excluding service cost	7	8
Earnings from equity investment in AB InBev	342	23
Loss on AB InBev/SABMiller business combination	(33)	—
Earnings before income taxes	$2,466	$2,091

The comparability of operating companies income for the reportable segments was affected by the following:

Non-Participating Manufacturer (“NPM”) Adjustment Items - Pre-tax (income) expense for NPM adjustment items was recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Smokeable products segment	$(68)	$(8)
Interest and other debt expense, net	—	7
Total	$(68)	$(1)

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Tobacco and Health Litigation Items - Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Smokeable products segment	$24	$1
Interest and other debt expense, net	4	—
Total	$28	$1

During the first quarter of 2018, PM USA recorded pre-tax charges of $24 million in marketing, administration and research costs and $4 million in interest costs, substantially all of which related to three Engle progeny cases. For further discussion, see Note 10. Contingencies.

Smokeless Products Recall - During the first quarter of 2017, USSTC voluntarily recalled certain smokeless tobacco products manufactured at its Franklin Park, Illinois facility due to a product tampering incident (the “Recall”). USSTC estimated that the Recall reduced smokeless products segment operating companies income by approximately $60 million in the first quarter of 2017.

Asset Impairment, Exit and Implementation Costs - See Note 3. Asset Impairment, Exit and Implementation Costs for a breakdown of these costs by segment.

Note 8. Debt:

At March 31, 2018 and December 31, 2017, Altria Group, Inc. had no short-term borrowings.

Long-term Debt

Altria Group, Inc.’s estimate of the fair value of its debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria Group, Inc.’s total long-term debt at March 31, 2018 and December 31, 2017, was $14.7 billion and $15.3 billion, respectively, as compared with its carrying value of $13.9 billion for each period.

At March 31, 2018 and December 31, 2017, accrued interest on long-term debt of $155 million and $219 million, respectively, was included in other accrued liabilities on Altria Group, Inc.’s condensed consolidated balance sheets.

Note 9. Income Taxes:

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The main provisions of the Tax Reform Act that impact Altria Group, Inc. include: (i) a reduction in the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018, and (ii) changes in the treatment of foreign-source income, commonly referred to as a modified territorial tax system. The transition to a modified territorial tax system required Altria Group, Inc. to record a deemed repatriation tax and an associated tax basis benefit in 2017. Substantially all of the deemed repatriation tax was related to Altria Group, Inc.’s share of AB InBev’s accumulated earnings. Dividends received from AB InBev beginning in 2017, to the extent that such dividends represent previously taxed income attributable to the deemed repatriation tax, result in an associated tax basis expense, which reverses the tax basis benefit recorded in 2017.

The income tax rate of 23.2% for the three months ended March 31, 2018 decreased 9.8 percentage points from the three months ended March 31, 2017. This decrease was due primarily to a reduction in tax expense from the decrease in the U.S. federal statutory corporate income tax rate as a result of the Tax Reform Act.

During the three months ended March 31, 2018, Altria Group, Inc. recorded $11 million of net tax benefits as an adjustment to the provisional estimates recorded in 2017 for the tax basis adjustment and the deemed repatriation tax attributable to the Tax

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Reform Act. Altria Group, Inc. may be required to adjust these provisional estimates based on (i) additional guidance related to, or interpretation of, the Tax Reform Act and associated tax laws and (ii) additional information to be received from AB InBev, including information regarding AB InBev’s accumulated earnings and associated taxes for the 2016 and 2017 tax years. This additional guidance and information could result in increases or decreases to the provisional estimates, which may be significant in relation to these estimates. Altria Group, Inc. will record any such adjustments in 2018.

Altria Group, Inc. is subject to income taxation in many jurisdictions. Uncertain tax positions reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within the control of Altria Group, Inc. At March 31, 2018, Altria Group, Inc.’s total unrecognized tax benefits were $68 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at March 31, 2018 was $45 million, along with $23 million affecting deferred taxes. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $16 million. At December 31, 2017, Altria Group, Inc.’s total unrecognized tax benefits were $66 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2017 was $43 million, along with $23 million affecting deferred taxes.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria Group, Inc. as of April 23, 2018, April 27, 2017 and April 25, 2016:

	April 23, 2018	April 27, 2017	April 25, 2016
Individual Smoking and Health Cases (1)	102	80	62
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	4	5	5
Health Care Cost Recovery Actions (3)	1	1	1
“Lights/Ultra Lights” Class Actions	3	5	11
(1) Does not include 1,491 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. In March 2018, 923 cases were voluntarily dismissed without prejudice. Also, does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Class Action).
(2) Includes as one case the 30 civil actions that were to be tried in six consolidated trials in West Virginia (In re: Tobacco Litigation). PM USA is a defendant in nine of the 30 cases. The parties agreed to resolve the cases for an immaterial amount and as of April 23, 2018, the court has dismissed 25 of the 30 cases and stated that it will dismiss the remaining five cases, two of which are against PM USA, by April 27, 2018.
(3) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

International Tobacco-Related Cases

As of April 23, 2018, PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria Group, Inc. as a defendant. PM USA and Altria Group, Inc. are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Tobacco-Related Cases Set for Trial

As of April 23, 2018, 12 Engle progeny cases are set for trial through June 30, 2018. There are no other individual smoking and health cases against PM USA set for trial during this period. One individual smoking and health case is currently in trial. Cases against other companies in the tobacco industry may be scheduled for trial during this period. Trial dates are subject to change.

Trial Results

Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 63 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 42 of the 63 cases. These 42 cases were tried in Alaska (1), California (7), Connecticut (1), Florida (10), Louisiana (1), Massachusetts (2), Mississippi (1), Missouri (4), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2). A motion for a new trial was granted in one of the cases in Florida and in the case in Alaska. In the Alaska case (Hunter), the trial court withdrew its order for a new trial upon PM USA’s motion for reconsideration. In December 2015, the Alaska Supreme Court reversed the trial court decision and remanded the case with directions for the trial court to reassess whether to grant a new trial. In March 2016, the trial court granted a new trial and PM USA filed a petition for review of that order with the Alaska Supreme Court, which the court denied in July 2016. The retrial began in October 2016. In November 2016, the court declared a mistrial after the jury failed to reach a verdict. The plaintiff subsequently moved for a new trial. Upon retrial, in April 2018, the jury returned a verdict in favor of PM USA. See Types and Number of Cases above for a discussion of the trial results in In re: Tobacco Litigation (West Virginia consolidated cases).

Of the 21 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 19 have reached final resolution.

As of April 23, 2018, 118 state and federal Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision as follows: 63 verdicts were returned in favor of plaintiffs; 45 verdicts were returned in favor of PM USA. Eight verdicts that were initially returned in favor of plaintiff were reversed post-trial or on appeal and remain pending and two verdicts in favor of PM USA were reversed for a new trial. See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of these verdicts.

Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation)

After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments and settlements (including related costs and fees) totaling approximately $506 million and interest totaling approximately $187 million as of March 31, 2018. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $114 million, interest totaling approximately $25 million and payment of approximately $43 million in connection with the Federal Engle Agreement, discussed below.

The changes in Altria Group, Inc.’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below are as follows:

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Accrued liability for tobacco and health litigation items at beginning of period (1)	$106	$47
Pre-tax charges for:
Tobacco and health judgments	24	1
Related interest costs	4	—
Payments (1)	(23)	(1)
Accrued liability for tobacco and health litigation items at end of period (1)	$111	$47
(1) Includes amounts related to the costs of implementing the corrective communications remedy related to the Federal Government’s Lawsuit discussed below.

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

Security for Judgments

To obtain stays of judgments pending current appeals, as of March 31, 2018, PM USA has posted various forms of security totaling approximately $98 million, which have been collateralized with cash deposits that are included in assets on the condensed consolidated balance sheet.

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

Non-Engle Progeny Litigation

Summarized below are the non-Engle progeny smoking and health cases pending during 2018 in which a verdict was returned in favor of plaintiff and against PM USA. Charts listing certain verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.

Gentile: In October 2017, a jury in a Florida state court returned a verdict in favor of plaintiff, awarding approximately $7.1 million in compensatory damages and allocating 75% of the fault to PM USA (an amount of approximately $5.3 million). Subsequently, in October 2017, PM USA filed various post-trial motions. In April 2018, the trial court denied defendant’s post-trial motions and entered final judgment in favor of plaintiff. Also in April 2018, PM USA posted a bond in the amount of approximately $8 million.

Bullock: In December 2015, a jury in the U.S. District Court for the Central District of California returned a verdict in favor of plaintiff, awarding $900,000 in compensatory damages. In January 2016, the plaintiff moved for a new trial, which the district court denied in February 2016. In March 2016, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit and plaintiff cross-appealed. In December 2017, the U.S. Court of Appeals for the Ninth Circuit affirmed the judgment. In the fourth quarter of 2017, PM USA recorded a provision on its consolidated balance sheet of approximately $1 million for the judgment plus interest and associated costs. In the first quarter of 2018, PM USA paid the judgment plus interest of approximately $900,000, concluding this litigation.

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

In August 2006, PM USA and plaintiffs sought rehearing from the Florida Supreme Court on parts of its July 2006 opinion. In December 2006, the Florida Supreme Court refused to revise its July 2006 ruling, except that it revised the set of Phase I findings entitled to res judicata effect by excluding finding (v) listed above (relating to agreement to misrepresent information), and added the finding that defendants sold or supplied cigarettes that, at the time of sale or supply, did not conform to the representations of fact made by defendants. In January 2007, the Florida Supreme Court issued the mandate from its revised opinion. In May 2007, defendants filed a petition for writ of certiorari with the United States Supreme Court, which was denied. In February 2008, the trial court decertified the class.

Engle Progeny Cases

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s Engle decision, expired in January 2008. As of April 23, 2018, approximately 2,300 state court cases were pending against PM USA or Altria Group, Inc. asserting individual claims by or on behalf of approximately 3,000 state court plaintiffs.  Because of a number of factors, including, but not limited to, docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the Federal Engle Agreement (discussed below) resolved nearly all Engle progeny cases pending in federal court, as of April 23, 2018, approximately 11 cases were pending against PM USA in federal court representing the cases excluded from that agreement.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Engle Progeny Trial Results

As of April 23, 2018, 118 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Sixty-three verdicts were returned in favor of plaintiffs and eight verdicts (Skolnick, Calloway, Pollari, McCoy, Duignan, Caprio, Oshinsky-Blacker and McCall) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending. Skolnick was remanded for a new trial; Calloway was reversed and remanded for a new trial on an appellate finding that improper arguments by plaintiff’s counsel deprived defendants of a fair trial; Pollari and McCoy were reversed and remanded for a new trial on an appellate finding that the trial court erred in admitting certain materials into evidence that deprived defendants of a fair trial; Duignan was reversed and remanded for a new trial on an appellate finding that the trial judge erred in responding to a question from the jury during deliberations; Caprio was reversed post-trial after defendants agreed to voluntarily dismiss their appeal in exchange for a full retrial; Oshinsky-Blacker was reversed post-trial based on plaintiff’s counsel’s improper arguments at trial; and McCall was reversed based on an appellate finding that the trial judge erred in instructing the jury on the warning labels on cigarette packs.

Forty-five verdicts were returned in favor of PM USA, of which 36 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of April 23, 2018. Two verdicts (D. Cohen and Collar) that were returned in favor of PM USA were subsequently reversed for new trials. The juries in the Reider and Banks cases returned zero damages verdicts in favor of PM USA. The juries in the Weingart and Hancock cases returned verdicts against PM USA awarding no damages, but the trial court in each case granted an additur.

The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists such cases that are pending as of April 23, 2018; the second chart lists such cases that were pending within the previous 12 months, but that are now concluded. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault (see Engle Progeny Appellate Issues below for a discussion of the Florida Supreme Court’s decision in Schoeff).

Currently-Pending Engle Cases
_______________________________________________________________________________________________________________________________
Plaintiff: Freeman
Date: March 2018
Verdict:
An Alachua County jury returned a verdict in favor of plaintiff and against PM USA awarding compensatory damages of $4 million. The jury did not award any punitive damages.
Post-Trial Developments:
In March 2018, PM USA filed various post-trial motions, including motions to enter judgment in defendant’s favor and for a new trial. In April 2018, the trial court denied all post-trial motions and entered final judgment in favor of plaintiff.
_______________________________________________________________________________________________________________________________
Plaintiff: Gloger
Date: February 2018
Verdict:
A Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of $7.5 million. The jury also awarded $5 million in punitive damages against PM USA.
Post-Trial Developments:
In February 2018, defendants filed various post-trial motions, including motions to enter judgment in defendants’ favor and for a new trial, which remain pending. Also in February 2018, defendants filed a notice of appeal to the Florida Third District Court of Appeal and posted a bond in the amount of $2.5 million.
_______________________________________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Plaintiff: Bryant
Date: December 2017
Verdict:
An Escambia County jury returned a verdict in favor of plaintiff and against PM USA awarding compensatory damages of $581,000. The jury also awarded $225,000 in punitive damages against PM USA.
Post-Trial Developments:
In December 2017, PM USA filed various post-trial motions, including motions to enter judgment in its favor and for a new trial. Plaintiff also filed a motion for a new trial on the amount of punitive damages. In February 2018, the trial court denied all post-trial motions and entered final judgment in favor of plaintiff. In March 2018, PM USA filed a notice of appeal to the Florida First District Court of Appeal and posted a bond in the amount of $681,000.
_______________________________________________________________________________________________________________________________
Plaintiff: R. Douglas
Date: November 2017
Verdict:
A Duval County jury returned a verdict in favor of plaintiff and against PM USA awarding compensatory damages of $131,371 and allocating 4% of the fault to PM USA (an amount of $5,255).
Post-Trial Developments:
In November 2017, PM USA filed a motion to set aside the verdict, and plaintiff filed a motion for a new trial or, in the alternative, for an additur of the damages award. In February 2018, the trial court denied the parties’ post-trial motions.
________________________________________________________________________________________________________________________________
Plaintiff: Wallace
Date: October 2017
Verdict:
A Brevard County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of $12 million.  The jury also awarded plaintiff $16 million in punitive damages against PM USA.
Post-Trial Developments:
In November 2017, defendants filed post-trial motions, including for a new trial or remittitur of the damages awards. In December 2017, the court denied certain post-trial motions. In January 2018, the court denied the remaining post-trial motions and entered final judgment against PM USA and R.J. Reynolds. In February 2018, defendants filed an appeal to the Florida Fifth District Court of Appeal and posted a bond in the amount of approximately $3 million, and plaintiff cross-appealed.
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
________________________________________________________________________________________________________________________________
Plaintiff: Sommers
Date: April 2017
Verdict:
A Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA awarding compensatory damages of $1 million. The court dismissed the punitive damages claim prior to trial.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Post-Trial Developments:
In April 2017, PM USA filed motions for a new trial and for a directed verdict, and plaintiff filed a motion for a new trial on punitive damages. In January 2018, the trial court granted plaintiff’s motion for a new trial on punitive damages, denied PM USA’s post-trial motions, and PM USA filed a notice of appeal to the Florida Third District Court of Appeal. In February 2018, plaintiff cross-appealed. In April 2018, the trial court entered final judgment in favor of plaintiff.
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
________________________________________________________________________________________________________________________________
Plaintiff: J. Brown
Date: February 2017
Verdict:
A Pinellas County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of $5.4 million. The jury also awarded plaintiff $200,000 in punitive damages against PM USA.
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
________________________________________________________________________________________________________________________________
Plaintiff: Pardue
Date: December 2016
Verdict:
An Alachua County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of approximately $5.9 million. The jury also awarded plaintiff $6.75 million in punitive damages against PM USA.
Post-Trial Developments:
In December 2016, the trial court entered final judgment in favor of plaintiff. In January 2017, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial or, in the alternative, for remittitur of the jury’s damages awards. In February 2017, the court granted defendants’ alternative motion for remittitur, reducing the compensatory damages award against PM USA and R.J. Reynolds to approximately $5.2 million. Also in February 2017, defendants filed a renewed motion to alter or amend the judgment, which the court denied in April 2017. In March 2017, defendants filed a notice of appeal to the Florida First District Court of Appeal and plaintiff cross-appealed. In April 2017, PM USA posted a bond in the amount of $2.5 million.
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
Post-Trial Developments:
In November 2016, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial, which the court denied in December 2016. Also in December 2016, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal. In March 2018, the Florida Fourth District Court of Appeal affirmed the judgment in favor of plaintiff. In the first quarter of 2018, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $6 million for the judgment plus interest and associated costs.
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
Post-Trial Developments:
In July 2016, plaintiff filed a motion for a new trial or, in the alternative, for an additur of the damages awards. In February 2018, the trial court denied plaintiff’s post-trial motions.
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
Post-Trial Developments:
In May 2016, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

new trial, all of which the court denied and entered final judgment in favor of plaintiff with a deduction for plaintiff’s comparative fault. In June 2016, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and PM USA posted a bond in the amount of approximately $1.5 million. In August 2017, the Florida Fourth District Court of Appeal affirmed the final judgment in favor of plaintiff. In September 2017, defendants petitioned the Florida Fourth District Court of Appeal for panel rehearing or for rehearing en banc, which the court denied in October 2017. In November 2017, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, which was denied in March 2018. In the first quarter of 2018, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $10 million for the judgment plus interest and associated costs and increased its bond by approximately $3 million.
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
________________________________________________________________________________________________________________________________
Plaintiff: Ahrens
Date: February 2016
Verdict:
A Pinellas County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $9 million in compensatory damages. The jury also awarded plaintiff $2.5 million in punitive damages against each defendant.
Post-Trial Developments:
In February 2016, the trial court entered final judgment against PM USA and R.J. Reynolds and defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. In March 2016, the trial court denied defendants’ post-trial motions. In April 2016, defendants filed a notice of appeal to the Florida Second District Court of Appeal and PM USA posted a bond in the amount of $2.5 million. In May 2017, the Florida Second District Court of Appeal issued a per curiam affirmance of the final judgment against defendants and defendants filed a motion for rehearing. In July 2017, the Second District Court of Appeal withdrew its prior decision and replaced it with a written opinion affirming the trial court’s judgment, but certifying to the Florida Supreme Court a conflict with Schoeff, discussed below under Engle Progeny Appellate Issues. In August 2017, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court and the Florida Supreme Court stayed the case pending Schoeff. In December 2017, the Florida Supreme Court held in Schoeff that comparative fault does not reduce compensatory damages awards for intentional torts. As a result, in the fourth quarter of 2017, PM USA recorded a provision on its consolidated balance sheet of approximately $7 million for the judgment plus interest and associated costs. In February 2018, PM USA increased its bond by $5 million. In March 2018, the Florida Supreme Court denied defendants’ petition for review in light of the Schoeff decision.
______________________________________________________________________________________________________________________________
Plaintiff: Ledoux
Date: December 2015
Verdict:
A Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $10 million in compensatory damages. The jury also awarded plaintiff $12.5 million in punitive damages against each defendant.
Post-Trial Developments:
In January 2016, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial, and the trial court entered final judgment against PM USA and R.J. Reynolds. In February 2016, the trial court

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

denied defendants’ post-trial motions. In March 2016, defendants filed a notice of appeal to the Florida Third District Court of Appeal and PM USA posted a bond in the amount of $2.5 million. In October 2017, the Florida Third District Court of Appeal affirmed the final judgment in favor of plaintiff. In November 2017, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, contending that the final judgment conflicts with Schoeff, discussed below under Engle Progeny Appellate Issues. In December 2017, the Florida Supreme Court held in Schoeff that comparative fault does not reduce compensatory damages awards for intentional torts. As a result, in the fourth quarter of 2017, PM USA recorded a provision on its consolidated balance sheet of approximately $20 million for the judgment plus interest and associated costs. In February 2018, PM USA increased its bond by $5 million. In March 2018, the Florida Supreme Court denied defendants’ petition for review in light of the Schoeff decision.
_______________________________________________________________________________________________________________________________
Plaintiff: Barbose
Date: November 2015
Verdict:
A Pasco County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $10 million in compensatory damages. The jury also awarded plaintiff $500,000 in punitive damages against each defendant.
Post-Trial Developments:
In November 2015, the court entered final judgment in favor of plaintiff and in December 2015, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial, which the court denied in January 2016. In February 2016, PM USA posted a bond in the amount of $2.5 million and filed a notice of appeal to the Florida Second District Court of Appeal. In August 2017, the Florida Second District Court of Appeal issued a per curiam affirmance of the final judgment against defendants and defendants filed a motion seeking a written opinion with a citation to Schoeff, discussed below under Engle Progeny Appellate Issues. In October 2017, the Florida Second District Court of Appeal issued a written opinion with a citation to Schoeff and granted defendants’ March 2017 motion for rehearing en banc or certification to the Florida Supreme Court. In November 2017, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, contending that the final judgment conflicts with Schoeff. In December 2017, the Florida Supreme Court held in Schoeff that comparative fault does not reduce compensatory damages awards for intentional torts. As a result, in the fourth quarter of 2017, PM USA recorded a provision on its consolidated balance sheet of approximately $12 million for the judgment plus interest and associated costs. In February 2018, PM USA increased its bond by $8 million. In March 2018, the Florida Supreme Court denied defendants’ petition for review in light of the Schoeff decision.
________________________________________________________________________________________________________________________________
Plaintiff: Tognoli
Date: November 2015
Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA awarding $1.05 million in compensatory damages and allocating 15% of the fault to PM USA (an amount of $157,500).
Post-Trial Developments:
In December 2015, PM USA filed a motion to set aside the verdict and for judgment in accordance with its motion for directed verdict. In January 2016, the trial court entered final judgment against PM USA with a deduction for plaintiff’s comparative fault and plaintiff filed an appeal to the Florida Fourth District Court of Appeal. Additionally, the trial court denied PM USA’s post-trial motions and PM USA cross-appealed. In June 2017, the Florida Fourth District Court of Appeal issued a per curiam affirmance of the final judgment against PM USA. In July 2017, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court and, in August 2017, the Florida Supreme Court stayed the case pending Schoeff, discussed below under Engle Progeny Appellate Issues. In December 2017, the Florida Supreme Court held in Schoeff that comparative fault does not reduce compensatory damages awards for intentional torts. As a result, in the fourth quarter of 2017, PM USA recorded a provision on its consolidated balance sheet of approximately $1 million for the judgment plus interest. In March 2018, the Florida Supreme Court accepted jurisdiction of plaintiff’s petition for review and remanded the case for reconsideration in light of the Schoeff decision. Also in March 2018, PM USA posted a bond in the amount of $157,500. In April 2018, the Fourth District Court of Appeal reversed and remanded the case to the trial court to amend the final judgment to award plaintiff the full amount of the jury’s compensatory damages.

________________________________________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Plaintiff: Danielson
Date: November 2015
Verdict:
An Escambia County jury returned a verdict in favor of plaintiff and against PM USA awarding $325,000 in compensatory damages. The jury also awarded plaintiff $325,000 in punitive damages.
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
______________________________________________________________________________________________________________________________
Plaintiff: Duignan
Date: September 2015
Verdict:
A Pinellas County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $6 million in compensatory damages. The jury also awarded plaintiff $3.5 million in punitive damages against PM USA.
Post-Trial Developments:
In September 2015, the trial court entered final judgment and PM USA filed various post-trial motions, including motions to set aside the verdict and for a new trial, which the court denied in October 2015. In November 2015, PM USA and R.J. Reynolds filed a notice of appeal to the Florida Second District Court of Appeal and PM USA posted a bond in the amount of approximately $2.7 million. In November 2017, the Florida Second District Court of Appeal reversed the judgment against PM USA and R.J. Reynolds and ordered a new trial on an appellate finding that the trial judge erred in responding to a question from the jury during deliberations. Also in November 2017, plaintiff filed a motion for rehearing with the Florida Second District Court of Appeal, which the court denied in January 2018.
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
________________________________________________________________________________________________________________________________
Plaintiff: Jordan
Date: August 2015
Verdict:
A Duval County jury returned a verdict in favor of plaintiff and against PM USA awarding approximately $7.8 million in compensatory damages. The jury also awarded approximately $3.2 million in punitive damages.
Post-Trial Developments:
In August 2015, the trial court entered final judgment against PM USA and reduced the compensatory damages to approximately $6.4 million. PM USA filed various post-trial motions, including motions to set aside the verdict and for a new

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

trial, which the court denied in December 2015. PM USA subsequently filed a notice of appeal to the Florida First District Court of Appeal and plaintiff cross-appealed. In April 2018, the Florida First District Court of Appeal issued a per curiam decision affirming the trial court’s judgment in favor of plaintiff and PM USA filed a motion for rehearing.
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
Post-Trial Developments:
In July 2015, defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. In August 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. In January 2016, the trial court denied defendants’ post-trial motions and amended the final judgment to apply the comparative fault deduction. Subsequently, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal, PM USA posted a bond in the amount of approximately $1.65 million and plaintiff filed a notice of cross-appeal. In November 2017, the Florida Fourth District Court of Appeal reversed the judgment against PM USA and R.J. Reynolds and ordered a new trial on an appellate finding that the trial court erred in admitting certain materials into evidence that deprived defendants of a fair trial. In December 2017, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court and the case was stayed pending the Florida Supreme Court’s decision in Pollari, discussed below.
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
Post-Trial Developments:
In May 2015, the trial court entered final judgment and PM USA posted a bond in the amount of $5 million. Additionally, PM USA filed post-trial motions, including motions to set aside the verdict and for a new trial, as well as filed a notice of appeal to the Florida First District Court of Appeal. In August 2015, the trial court denied the last of PM USA’s post-trial motions and plaintiff cross-appealed. In April 2018, the Florida First District Court of Appeal issued a per curiam decision affirming the trial court’s judgment against PM USA.
________________________________________________________________________________________________________________________________
Plaintiff: Gore
Date: March 2015
Verdict:
An Indian River County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $2 million in compensatory damages.
Post-Trial Developments:
In April 2015, defendants filed post-trial motions, including motions to set aside the verdict and for a new trial. In September 2015, the trial court entered final judgment against PM USA and R.J. Reynolds. In October 2015, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and plaintiff cross-appealed. PM USA subsequently posted a bond in the amount of $460,000. In February 2018, the Florida Fourth District Court of Appeal affirmed the judgment in favor of plaintiff and granted plaintiff leave to seek a new trial on punitive damages. In the first quarter of 2018, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $1 million for the judgment plus interest.
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
________________________________________________________________________________________________________________________________
Plaintiff: McKeever
Date: February 2015
Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA awarding approximately $5.8 million in compensatory damages. The jury also awarded plaintiff approximately $11.63 million in punitive damages. However, the jury found in favor of PM USA on the statute of repose defense to plaintiff’s intentional tort and punitive damages claims.
Post-Trial Developments:
In March 2015, PM USA filed various post-trial motions, including motions to set aside the verdict and motions for a new trial. In April 2015, the trial court entered final judgment. In June 2015, the trial court denied PM USA’s post-trial motions, and PM USA posted a bond in the amount of $5 million. PM USA also filed a notice of appeal to the Florida Fourth District Court of Appeal in June 2015. In January 2017, the Florida Fourth District Court of Appeal issued a decision largely affirming the trial court’s judgment against PM USA, but remanded the case to the trial court to amend the final judgment to apply the comparative fault deduction to the compensatory damages award. In February 2017, PM USA filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In March 2017, the Florida Supreme Court stayed the appeal pending its decisions in Marotta and Schoeff, discussed below under Engle Progeny Appellate Issues. In April 2017, the Florida Supreme Court rejected R.J. Reynolds’s federal preemption defense in Marotta. In December 2017, the Florida Supreme Court held in Schoeff that comparative fault does not reduce compensatory damages awards for intentional torts. As a result, in the fourth quarter of 2017, PM USA recorded a provision on its consolidated balance sheet of approximately $20 million for the judgment plus interest. In February 2018, PM USA increased its bond by $10 million.
________________________________________________________________________________________________________________________________

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Plaintiff: D. Brown
Date: January 2015
Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict against PM USA awarding plaintiff approximately $8.3 million in compensatory damages. The jury also awarded plaintiff $9 million in punitive damages.
Post-Trial Developments:
In February 2015, the trial court entered final judgment. In March 2015, PM USA filed various post-trial motions, including motions to alter or amend the judgment and for a new trial or, in the alternative, remittitur of the damages awards, all of which the court denied. In July 2015, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In August 2015, the Court of Appeals granted PM USA’s motion to stay the appeal pending final disposition in the Graham and Searcy cases, discussed below under Engle Progeny Appellate Issues.
______________________________________________________________________________________________________________________________
Plaintiff: Allen
Date: November 2014
Verdict:
A Duval County jury returned a verdict against PM USA and R.J. Reynolds awarding plaintiff approximately $3.1 million in compensatory damages. The jury also awarded approximately $7.76 million in punitive damages against each defendant. This was a retrial of a 2011 trial that awarded plaintiff $6 million in compensatory damages and $17 million in punitive damages against each defendant.
Post-Trial Developments:
In December 2014, defendants filed various post-trial motions, including motions to set aside the verdict and motions for a new trial, which the court denied in July 2015. In August 2015, the trial court entered final judgment. Defendants filed a notice of appeal to the Florida First District Court of Appeal in September 2015 and PM USA posted a bond in the amount of approximately $2.5 million. In February 2017, the Florida First District Court of Appeal affirmed the trial court’s judgment. In March 2017, defendants filed a motion for rehearing en banc with the Florida First District Court of Appeal or for certification to the Florida Supreme Court. In June 2017, the Florida First District Court of Appeal granted defendants’ motion for rehearing en banc. In October 2017, the Florida First District Court of Appeal dissolved the en banc proceeding. In November 2017, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, which was denied in February 2018. In the first quarter of 2018, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $10 million for the judgment plus interest and increased its bond by $5 million.
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Post-Trial Developments:
In November 2014, PM USA filed various post-trial motions and, in January 2015, the trial court denied PM USA’s motions for a new trial and for remittitur, but entered final judgment with a deduction for plaintiff’s comparative fault. In February 2015, defendants filed a notice of appeal to the Florida Second District Court of Appeal and plaintiff cross-appealed. PM USA posted a bond in the amount of $3.98 million. In April 2017, the Florida Second District Court of Appeal rejected PM USA’s grounds for appeal and affirmed the judgment, but ruled that the trial court should not have applied the comparative fault deduction. The court remanded the case to the trial court to amend the judgment to award plaintiff the full amount of the jury’s compensatory damages award and also separately ruled that plaintiff is entitled to attorneys’ fees. In May 2017, defendants filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court on the merits and on the attorneys’ fees issue. The Florida Supreme Court stayed consideration of its jurisdiction on the merits appeal pending its ruling in Schoeff, discussed below under Engle Progeny Appellate Issues. In December 2017, the Florida Supreme Court held in Schoeff that comparative fault does not reduce compensatory damages awards for intentional torts. In February 2018, PM USA requested that the Florida Supreme Court remand the case to the Second District Court of Appeal for further consideration and PM USA increased its bond by approximately $11 million.
______________________________________________________________________________________________________________________________
Plaintiff: Kerrivan
Date: October 2014
Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict against PM USA and R.J. Reynolds awarding plaintiff $15.8 million in compensatory damages. The jury also awarded plaintiff $25.3 million in punitive damages and allocated $15.7 million to PM USA.
Post-Trial Developments:
The trial court entered final judgment. In December 2014, defendants filed various post-trial motions, including a renewed motion for judgment or for a new trial. Plaintiff agreed to waive the bond for the appeal. In May 2015, the trial court deferred further briefing on the post-trial motions pending the Eleventh Circuit’s final disposition in the Graham and Searcy cases, discussed below under Engle Progeny Appellate Issues. In June 2017, the trial court lifted the stay on the post-trial motions.
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
Post-Trial Developments:
The trial court entered final judgment in September 2014 without any deduction for plaintiff’s comparative fault. In October 2014, plaintiff agreed to waive the bond for the appeal. Also in October 2014, PM USA filed a motion for a new trial or, in the alternative, remittitur of the jury’s damages awards. In April 2015, the trial court granted PM USA’s post-verdict motion in part and vacated the punitive damages award. In November 2015, the court entered final judgment with a deduction for plaintiff’s comparative fault. In April 2016, plaintiff filed a motion to reinstate the jury’s punitive damages award or, alternatively, for a new trial on punitive damages, citing the Soffer decision, discussed below under Engle Progeny Appellate Issues. Also in April 2016, PM USA filed a motion to stay post-trial proceedings pending the Eleventh Circuit’s final disposition in the Graham case, discussed below under Engle Progeny Appellate Issues. In May 2016, (i) the trial court denied PM USA’s remaining post-trial motions and (ii) PM USA filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and a motion to stay the appeal pending Graham, which the court granted in June 2016. In August 2016, the trial court denied plaintiff’s motion to reinstate the jury’s punitive damages or to order a new trial and, in September 2016, plaintiff cross-appealed. In June 2017, the U.S. Court of Appeals for the Eleventh Circuit lifted the stay on the appeal.
______________________________________________________________________________________________________________________________
Plaintiff: Harris
Date: July 2014
Verdict:
The U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds and Lorillard awarding approximately $1.73 million in compensatory damages.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Post-Trial Developments:
Defendants filed motions for a defense verdict because the jury’s findings indicated that plaintiff was not a member of the Engle class. In December 2014, the trial court entered final judgment and, in January 2015, defendants filed a renewed motion for judgment as a matter of law or, in the alternative, a motion for a new trial. Defendants also filed a motion to alter or amend the final judgment. In April 2015, the trial court stayed the post-trial proceedings pending the Eleventh Circuit’s final disposition in the Graham case, discussed below under Engle Progeny Appellate Issues. In February 2018, the trial court lifted the stay on the post-trial proceedings.
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
Post-Trial Developments:
The trial court entered final judgment against PM USA in July 2014 with a deduction for plaintiff’s comparative fault. In August 2014, PM USA filed a motion to amend the judgment to reduce plaintiff’s damages by the amount paid by collateral sources, which the court denied in September 2014. In October 2014, PM USA posted a bond in the amount of $640,543 and filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In May 2015, the Eleventh Circuit stayed the appeal pending final disposition in the Graham case, discussed below under Engle Progeny Appellate Issues. In September 2017, the Eleventh Circuit lifted the stay on the appeal. In the second quarter of 2017, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $1.1 million for the judgment plus interest and associated costs. In April 2018, the Eleventh Circuit affirmed the judgment.
________________________________________________________________________________________________________________________________
Plaintiff: Burkhart
Date: May 2014
Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds and Lorillard awarding $5 million in compensatory damages. The jury also awarded plaintiff $2.5 million in punitive damages, allocating $750,000 to PM USA.
Post-Trial Developments:
In July 2014, defendants filed post-trial motions, including a renewed motion for judgment or, alternatively, for a new trial or remittitur of the damages awards, which the court denied in September 2014. Subsequently, the trial court entered final judgment. In October 2014, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In April 2017, the Eleventh Circuit stayed the appeal pending final disposition in the Graham case, discussed below under Engle Progeny Appellate Issues. In November 2017, the Eleventh Circuit further stayed the appeal pending Schoeff, discussed below under Engle Progeny Appellate Issues. In December 2017, the Florida Supreme Court held in Schoeff that comparative fault does not reduce compensatory damages awards for intentional torts. In March 2018, the Eleventh Circuit affirmed the judgment in favor of plaintiff and defendants filed a motion for rehearing.
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
Post-Trial Developments:
In June 2013, the trial court entered final judgment. In July 2013, defendants filed various post-trial motions, including motions requesting reductions in damages. In September 2013, the district court reduced the compensatory damages award to $1 million and the punitive damages award to $1.67 million against each defendant. The district court denied all other post-trial motions. Plaintiff filed a motion to reconsider the district court’s remittitur and, in the alternative, to certify the issue to the U.S. Court of Appeals for the Eleventh Circuit, both of which the court denied in October 2013. In November 2013, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit arguing that application of the Engle findings to the Engle progeny plaintiffs’ concealment and conspiracy claims violated defendants’ due process rights. In December 2013, defendants filed an amended notice of appeal after the district court corrected a clerical error in the final judgment, and PM USA posted a bond in the amount of approximately $2.2 million. In January 2018, the U.S. Court of Appeals for the Eleventh Circuit ordered supplemental briefing on the due process issue.
________________________________________________________________________________________________________________________________
Plaintiff: Calloway
Date: May 2012
Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds, Lorillard and Liggett Group. The jury awarded approximately $21 million in compensatory damages. The jury also awarded approximately $17 million in punitive damages against PM USA, approximately $17 million in punitive damages against R.J. Reynolds, approximately $13 million in punitive damages against Lorillard and approximately $8 million in punitive damages against Liggett Group.
Post-Trial Developments:
In May and June 2012, defendants filed motions to set aside the verdict and for a new trial. In August 2012, the trial court denied the remaining post-trial motions, reduced the compensatory damages to $16.1 million and entered final judgment. In September 2012, PM USA posted a bond in an amount of $1.5 million and defendants filed a notice of appeal to the Florida Fourth District Court of Appeal. In August 2013, plaintiff filed a motion to determine the sufficiency of the bond in the trial court on the ground that the bond cap statute is unconstitutional, which the court denied. In January 2016, a panel of the Florida Fourth District Court of Appeal vacated the punitive damages award and remanded the case for retrial on plaintiff’s claims of concealment and conspiracy, and punitive damages. The court also found that the trial court should have applied the comparative fault deduction, reducing the compensatory damages against PM USA to $4.025 million. In February 2016, defendants and plaintiff filed respective motions for rehearing and rehearing en banc. In March 2016, plaintiff filed a notice of supplemental authority citing the Soffer decision, discussed below under Engle Progeny Appellate Issues. In September 2016, the Florida Fourth District Court of Appeal, ruling en banc, reversed the judgment against PM USA and R.J. Reynolds in its entirety on the grounds that improper arguments by plaintiff’s counsel deprived defendants of a fair trial, and ordered a new trial. In October 2016, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, which the court denied in March 2017. In June 2017, plaintiff filed a petition for writ of certiorari with the United States Supreme Court seeking review of the 2016 en banc ruling by the Florida Fourth District Court of Appeal, which the court denied in October 2017.
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
_______________________________________________________________________________________________________________________________

Engle Cases Concluded Within Past 12 Months
_______________________________________________________________________________________________________________________________
Plaintiff: Starr-Blundell
Date: June 2013
Verdict:
A Duval County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded plaintiff $500,000 in compensatory damages and allocated 10% of the fault to each defendant (an amount of $50,000).
Post-Trial Developments:
In June 2013, the defendants filed a motion to set aside the verdict and to enter judgment in accordance with their motion for directed verdict or, in the alternative, for a new trial, which was denied in October 2013. In November 2013, the trial court entered final judgment with a deduction for plaintiff’s comparative fault. In December 2013, plaintiff filed a notice of appeal to the Florida First District Court of Appeal. Plaintiff agreed to waive the bond for the appeal. In May 2015, the Florida First District Court of Appeal affirmed the final judgment. In June 2015, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In July 2015, the Florida Supreme Court stayed the case pending the outcome of Soffer, discussed below under Engle Progeny Appellate Issues. In April 2016, the Florida Supreme Court ordered defendants to show cause as to why the case should not be remanded in light of the Soffer decision. In the first quarter of 2016, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $55,000 for the judgment plus interest and associated costs. In May 2016, the Florida Supreme Court accepted jurisdiction of plaintiff’s petition for review and remanded the case for reconsideration in light of the Soffer decision. In September 2016, the Florida First District Court of Appeal further remanded the case in light of Soffer. In March 2018, in a new trial on punitive damages, the jury found in favor of defendants and did not award any punitive damages. In the first quarter of 2018, PM USA recorded an additional provision on its condensed consolidated balance sheet of approximately $40,000 and in the same quarter paid the judgment plus interest and associated costs of approximately $100,000.
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
Post-Trial Developments:
In April 2015, PM USA and R.J. Reynolds filed a motion for judgment in defendants’ favor in accordance with the Eleventh Circuit’s decision in Graham, discussed below under Engle Progeny Appellate Issues. In June 2015, the trial court stayed the case pending the Eleventh Circuit’s final disposition in the Graham case. In January 2018, the United States Supreme Court denied PM USA’s petition for writ of certiorari in Graham. In February 2018, the trial court entered final judgment in favor of plaintiff. In the first quarter of 2018, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $34,000 for the judgment plus interest and paid this amount in March 2018.
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
________________________________________________________________________________________________________________________________
Plaintiff: Merino
Date: July 2015
Verdict:
A Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA awarding $8 million in compensatory damages. The jury also awarded $6.5 million in punitive damages.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Post-Trial Developments:
In August 2015, the trial court denied all post-trial motions, including motions to set aside the verdict and for a new trial, and entered final judgment against PM USA. In September 2015, PM USA filed a notice of appeal to the Florida Third District Court of Appeal and posted a bond in the amount of $5 million. In November 2016, the Florida Third District Court of Appeal issued a per curiam decision affirming the trial court’s judgment against PM USA. PM USA subsequently filed a motion seeking a written opinion, which the court denied in December 2016. In the fourth quarter of 2016, PM USA recorded a provision on its consolidated balance sheet of $16.9 million for the judgment plus interest and associated costs and increased its bond to $14.5 million. In April 2017, PM USA paid the judgment plus interest and associated costs in the amount of approximately $17.4 million.
________________________________________________________________________________________________________________________________

Engle Progeny Appellate Issues

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

In Searcy and Burkhart, Engle progeny cases against PM USA and R.J. Reynolds on appeal to the Eleventh Circuit, defendants argued that application of the Engle findings to the Engle progeny plaintiffs’ concealment and conspiracy claims violated defendants’ due process rights. Both appeals are pending. In January 2018, in Searcy, a panel of the Eleventh Circuit ordered supplemental briefing on the due process issues. In March 2018, in Burkhart, a different panel of the Eleventh Circuit rejected defendants’ due process arguments and affirmed the final judgment entered in plaintiff’s favor. Defendants filed a motion for rehearing challenging that decision.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

From time to time, legislation has been presented to the Florida legislature that would repeal the 2009 appeal bond cap statute; however to date, no legislation repealing the statute has passed.

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

As of April 23, 2018, PM USA and Altria Group, Inc. are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria Group, Inc. and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain U.S. territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA and R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended March 31, 2018 and 2017, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1.0 billion and $1.1 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.

The State Settlement Agreements also include advertising and marketing restrictions, require public disclosure of certain industry documents, limit challenges to certain tobacco control and underage use laws, and restrict lobbying activities.

NPM Adjustment Disputes

PM USA is participating in proceedings regarding the NPM Adjustment for 2003-2017. The NPM Adjustment is a reduction in MSA payments (the “NPM Adjustment”) made by the OPMs and those manufacturers that are subsequent signatories to the

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

MSA (collectively, the “participating manufacturers” or “PMs”) that applies if the PMs collectively lose at least a specified level of market share to non-participating manufacturers since 1997, subject to certain conditions and defenses. The independent auditor (the “IA”) appointed under the MSA calculates the maximum amount of the NPM Adjustment, if any, for each year.

NPM Adjustment Disputes - Settlement with 35 States and Territories and Settlement with New York.

PM USA has entered into two settlements of NPM Adjustment disputes with a total of 36 states and territories. The first settlement was originally entered into in 2012 with 19 states and territories and has been subsequently expanded to include a total of 35 of the 52 MSA states and territories (the “signatory states”), most recently (in the first quarter of 2018) the states of Alaska, Colorado, Delaware, Hawaii, Maine, North Dakota, South Dakota, Utah and Vermont (the “additional nine states”). In the first settlement, PM USA settled the NPM Adjustment disputes for 2003-2015 with 26 states in exchange for a total of $740 million and more recently settled the NPM Adjustment disputes for 2004-2017 with the additional nine states. As a result of the additional nine states joining the first settlement, PM USA will receive approximately $81 million for 2004-2017 ($13 million of which relates to the 2015-2017 “transition years”). PM USA recorded a reduction to cost of sales in the amount of $81 million in the first quarter of 2018. In the second settlement, related specifically to New York, which was entered into in 2015, PM USA has received a total of approximately $217 million for 2004-2016. Both settlements also contain provisions resolving certain disputes regarding the application of the NPM Adjustment going forward, although the applicability of those provisions to the additional nine states is contingent on satisfaction, in the PMs’ sole discretion, of certain conditions.

2003 and Subsequent NPM Adjustment Disputes - Continuing Disputes with States that have not Settled.

▪
2003 NPM Adjustment. In September 2013, an arbitration panel issued rulings regarding the 15 states and territories that remained in the arbitration, ruling that six of them did not establish valid defenses to the NPM Adjustment for 2003. Two of these states later joined the first settlement discussed above. With respect to the remaining four states, following the outcome of challenges in state courts, PM USA ultimately recorded $74 million primarily as a reduction to cost of sales. Two potential disputes remain outstanding regarding the amount of interest and there is no assurance that PM USA will prevail in either of these disputes.

▪
2004 and Subsequent NPM Adjustments. PM USA has continued to pursue the NPM Adjustments for 2004 and subsequent years in multi-state arbitrations against the states that did not join either of the settlements discussed above. New Mexico is currently appealing a trial court ruling that the state must participate in the multi-state arbitration for 2004. The Montana state courts ruled that Montana may litigate its claims in state court, rather than participate in arbitration.

The 2004 multi-state arbitration is currently pending with all of the states that have not settled other than Montana and New Mexico. Decisions are not expected until the middle of 2019 at the earliest.

No assurance can be given as to when proceedings for 2005 and subsequent years will be scheduled or the precise form those proceedings will take.

The IA has calculated that PM USA’s share of the maximum potential NPM Adjustments for 2004-2016 is (exclusive of interest or earnings): $388 million for 2004; $181 million for 2005; $154 million for 2006; $185 million for 2007; $250 million for 2008; $211 million for 2009; $218 million for 2010; $166 million for 2011; $214 million for 2012; $224 million for 2013; $253 million for 2014; $300 million for 2015; $295 million for 2016 and $288 million for 2017. These maximum amounts will be reduced, likely substantially, to reflect the settlements with the signatory states and New York, and potentially for current and future calculation disputes and other developments. Finally, PM USA’s recovery of these amounts, even as reduced, is dependent upon subsequent determinations regarding state-specific defenses and disputes with other PMs.

Other Disputes Under the State Settlement Agreements

The payment obligations of the tobacco product manufacturers that are parties to the State Settlement Agreements, as well as the allocations of any NPM Adjustments and related settlements, have been and may continue to be affected by R.J. Reynolds’ acquisition of Lorillard and its related sale of certain cigarette brands to ITG (the “ITG brands”). In particular, R.J. Reynolds and ITG have asserted that they do not have to make payments on the ITG brands under the Florida, Minnesota and Texas State

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Settlement Agreements or include the ITG brands for purposes of certain calculations under the State Settlement Agreements. PM USA believes that R.J. Reynolds’ and ITG’s position violates the State Settlement Agreements and applicable law. PM USA further believes that these actions: (i) improperly increased PM USA’s payments for 2015-2017 by at least $146 million; (ii) may improperly increase PM USA’s payments for subsequent years; (iii) may improperly decrease PM USA’s share of the 2015-2017 NPM Adjustments and the settlements of related disputes; and (iv) may improperly decrease PM USA’s share of NPM Adjustments and related settlements for subsequent years.

PM USA and the State of Florida each filed a motion in Florida state court against R.J. Reynolds and ITG seeking to enforce the Florida State Settlement Agreement. In December 2017, the Florida trial court ruled that R.J. Reynolds (and not ITG) must make settlement payments under the Florida State Settlement Agreement on the ITG brands. After the Florida court ruled, the IA issued revised calculations for the 2015-2017 period, which reduced the amount by which PM USA’s payments were improperly increased. The Florida court’s ruling is subject to further proceedings, which may result in further modifications to PM USA’s settlement payments under the Florida State Settlement Agreement.

In March 2018, PM USA and the State of Minnesota filed pleadings in Minnesota state court asserting claims against R.J. Reynolds and ITG seeking to enforce the Minnesota State Settlement Agreement.

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

In February 2016, the district court issued an order adopting modified corrective statements. Defendants appealed and, in April 2017, the D.C. Court of Appeals reversed in part the district court’s decision on the content of the corrective communications, striking certain content and remanding to the district court the decision on how to revise certain other content. In June 2017, the district court issued an order adopting modified corrective statements. In October 2017, the court approved the parties’ proposed consent order implementing the corrective communications remedy for newspapers and television. The corrective statements began appearing in newspapers and on television in the fourth quarter of 2017. In January 2018, the parties submitted a status report and a request for a status conference to address open issues regarding onsert and website implementation details.  The defendants also filed a motion in the U.S. District Court for the District of Columbia seeking to mediate the remaining implementation details and for an order clarifying that the DOJ may not enforce the previous consent order with respect to onserts and websites prior to resolution of all implementation details. In February 2018, the U.S. District Court agreed not to enforce the previous consent order and, in April 2018, the parties reached agreement on the implementation details of the corrective communications remedy for onserts and websites. Under the agreement, the corrective statements will begin appearing on websites in the second quarter of 2018 and the onserts will begin appearing in the fourth quarter of 2018.

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

“Lights/Ultra Lights” Cases

Overview

Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria Group, Inc. or its other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of April 23, 2018, a total of three such cases are pending in various U.S. state courts, none of which is active.

State “Lights” Cases Dismissed, Not Certified or Ordered De-Certified

As of April 23, 2018, 21 state courts in 22 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in several jurisdictions. Over time, all such cases have been dismissed by the courts at the summary judgment stage, were settled by the parties or were resolved in favor of PM USA.

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

Argentine Grower Cases

PM USA and Altria Group, Inc. were sued in six cases (Hupan, Chalanuk, Rodriguez Da Silva, Aranda, Taborda and Biglia) filed in Delaware state court against multiple defendants by the parents of Argentine children born with alleged birth defects. Plaintiffs in these cases allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., an alleged subsidiary of PMI, and that they and their infant children were exposed directly and in utero to Monsanto Company’s (“Monsanto”) Roundup herbicide during the production and cultivation of tobacco. Plaintiffs seek compensatory and punitive damages against all defendants. Altria Group, Inc. and certain other defendants were dismissed from the Hupan, Chalanuk, Rodriguez Da Silva, Aranda, Taborda and Biglia cases. The three remaining defendants in the six cases were PM USA, Philip Morris Global Brands Inc. (a subsidiary of PMI) and Monsanto. Following discussions regarding indemnification for these cases pursuant to the Distribution Agreement between PMI and Altria Group, Inc., PMI and PM USA agreed to resolve conflicting indemnity demands after final judgments are entered. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement. In April 2014, all three defendants in the Hupan case filed motions to dismiss for failure to state a claim, and PM USA and Philip Morris Global Brands filed separate motions to dismiss based on the doctrine of forum non conveniens. All proceedings in the other five cases were stayed pending the court’s resolution of the motions to dismiss filed in Hupan. In November 2015, the trial court granted PM USA’s motion to dismiss on forum non conveniens grounds. Plaintiffs filed a motion for clarification or re-argument in December 2015, which the court denied in August 2016. Later in August 2016, PM USA and Philip Morris Global Brands moved for entry of final judgment in the Hupan case and also moved to lift the stays in the other five cases for the limited purpose of entering final judgment of dismissal in those cases as well based on the forum non conveniens decision in Hupan. The court granted those motions in September 2016, and entered final judgment of dismissal in all six cases. In October 2016, plaintiffs filed their notice of appeal to the Delaware Supreme Court. Oral argument occurred before a panel of the Delaware Supreme Court in September 2017. In January 2018, the case was re-argued before the Delaware Supreme Court en banc. In March 2018, the Delaware Supreme Court affirmed the trial court’s dismissal of all six cases.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

UST Litigation

Claims related to smokeless tobacco products generally fall within the following categories:

First, UST and/or its tobacco subsidiaries were named in certain actions in West Virginia (See In re: Tobacco Litigation above) brought by or on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs were six individuals alleging use of USSTC’s smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products. USSTC, along with other non-cigarette manufacturers, remained severed from such proceedings since December 2001. In March 2018, the court dismissed all smokeless claims, concluding this litigation for UST and its tobacco subsidiaries.

Second, UST and/or its tobacco subsidiaries have been named in a number of other individual tobacco and health suits over time. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. In July 2016, USSTC and Altria Group, Inc. were named as defendants, along with other named defendants, in one such case in California (Gwynn).  In August 2016, defendants removed the case to federal court. In September 2016, plaintiffs filed a motion to remand the case back to state court, which the court granted in January 2017. In May 2017, the court granted plaintiffs’ motion to dismiss all defendants except USSTC. Trial is currently scheduled to begin September 20, 2019.

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria Group, Inc. have agreed to indemnify a limited number of third parties in the event of future litigation. At March 31, 2018, Altria Group, Inc. and certain of its subsidiaries (i) had $56 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for $30 million of guarantees, consisting primarily of surety bonds, related to their own performance; and (iii) had a redeemable noncontrolling interest of $37 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria Group, Inc. issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Under the terms of a distribution agreement between Altria Group, Inc. and PMI (the “Distribution Agreement”), entered into as a result of Altria Group, Inc.’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria Group, Inc. does not have a related liability recorded on its condensed consolidated balance sheet at March 31, 2018 as the fair value of this indemnification is insignificant.

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

At March 31, 2018, the respective principal 100% owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

The following sets forth the condensed consolidating balance sheets as of March 31, 2018 and December 31, 2017, condensed consolidating statements of earnings and comprehensive earnings for the three months ended March 31, 2018 and 2017, and condensed consolidating statements of cash flows for the three months ended March 31, 2018 and 2017 for Altria Group, Inc., PM USA and, collectively, Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria Group, Inc.’s understanding of the Securities and Exchange Commission (“SEC”) interpretation and application of Rule 3-10 of SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
March 31, 2018
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$2,152	$1	$38	$—	$2,191
Receivables	—	11	122	—	133
Inventories:
Leaf tobacco	—	543	377	—	920
Other raw materials	—	112	72	—	184
Work in process	—	7	540	—	547
Finished product	—	174	432	—	606
	—	836	1,421	—	2,257
Due from Altria Group, Inc. and subsidiaries	—	4,874	676	(5,550)	—
Other current assets	20	217	83	(77)	243
Total current assets	2,172	5,939	2,340	(5,627)	4,824
Property, plant and equipment, at cost	—	2,924	1,955	—	4,879
Less accumulated depreciation	—	2,101	887	—	2,988
	—	823	1,068	—	1,891
Goodwill	—	—	5,307	—	5,307
Other intangible assets, net	—	2	12,398	—	12,400
Investment in AB InBev	18,199	—	—	—	18,199
Investment in consolidated subsidiaries	14,018	2,825	—	(16,843)	—
Finance assets, net	—	—	854	—	854
Due from Altria Group, Inc. and subsidiaries	4,790	—	—	(4,790)	—
Other assets	56	689	154	(475)	424
Total Assets	$39,235	$10,278	$22,121	$(27,735)	$43,899

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
March 31, 2018
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$864	$—	$—	$—	$864
Accounts payable	5	78	120	—	203
Accrued liabilities:
Marketing	—	613	94	—	707
Employment costs	12	11	45	—	68
Settlement charges	—	3,451	7	—	3,458
Other	267	313	342	(77)	845
Dividends payable	1,330	—	—	—	1,330
Due to Altria Group, Inc. and subsidiaries	5,128	342	80	(5,550)	—
Total current liabilities	7,606	4,808	688	(5,627)	7,475
Long-term debt	13,033	—	—	—	13,033
Deferred income taxes	2,854	—	2,913	(475)	5,292
Accrued pension costs	202	—	180	—	382
Accrued postretirement health care costs	—	1,214	773	—	1,987
Due to Altria Group, Inc. and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	146	43	107	—	296
Total liabilities	23,841	6,065	9,451	(10,892)	28,465
Contingencies
Redeemable noncontrolling interest	—	—	37	—	37
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,938	3,310	12,045	(15,355)	5,938
Earnings reinvested in the business	42,816	1,167	2,043	(3,210)	42,816
Accumulated other comprehensive losses	(1,927)	(264)	(1,467)	1,731	(1,927)
Cost of repurchased stock	(32,368)	—	—	—	(32,368)
Total stockholders’ equity attributable to Altria Group, Inc.	15,394	4,213	12,630	(16,843)	15,394
Noncontrolling interests	—	—	3	—	3
Total stockholders’ equity	15,394	4,213	12,633	(16,843)	15,397
Total Liabilities and Stockholders’ Equity	$39,235	$10,278	$22,121	$(27,735)	$43,899

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
December 31, 2017
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
December 31, 2017
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended March 31, 2018
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,214	$904	$(10)	$6,108
Cost of sales	—	1,487	257	(10)	1,734
Excise taxes on products	—	1,383	55	—	1,438
Gross profit	—	2,344	592	—	2,936
Marketing, administration and research costs	38	449	131	—	618
Asset impairment and exit costs	—	—	2	—	2
Operating (expense) income	(38)	1,895	459	—	2,316
Interest and other debt expense (income), net	122	(9)	53	—	166
Net periodic benefit cost (income), excluding service cost	1	(6)	(2)	—	(7)
Earnings from equity investment in AB InBev	(342)	—	—	—	(342)
Loss on AB InBev/SABMiller business combination	33	—	—	—	33
Earnings before income taxes and equity earnings of subsidiaries	148	1,910	408	—	2,466
(Benefit) provision for income taxes	(13)	482	102	—	571
Equity earnings of subsidiaries	1,733	89	—	(1,822)	—
Net earnings	1,894	1,517	306	(1,822)	1,895
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria Group, Inc.	$1,894	$1,517	$305	$(1,822)	$1,894

Net earnings	$1,894	$1,517	$306	$(1,822)	$1,895
Other comprehensive (losses) earnings, net of deferred income taxes	(30)	4	39	(43)	(30)
Comprehensive earnings	1,864	1,521	345	(1,865)	1,865
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$1,864	$1,521	$344	$(1,865)	$1,864

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended March 31, 2017
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,271	$820	$(8)	$6,083
Cost of sales	—	1,539	282	(8)	1,813
Excise taxes on products	—	1,446	48	—	1,494
Gross profit	—	2,286	490	—	2,776
Marketing, administration and research costs	40	382	111	—	533
Asset impairment and exit costs	—	—	4	—	4
Operating (expense) income	(40)	1,904	375	—	2,239
Interest and other debt expense, net	123	—	56	—	179
Net periodic benefit income, excluding service cost	—	(5)	(3)	—	(8)
Earnings from equity investment in AB InBev	(23)	—	—	—	(23)
(Loss) earnings before income taxes and equity earnings of subsidiaries	(140)	1,909	322	—	2,091
(Benefit) provision for income taxes	(72)	663	98	—	689
Equity earnings of subsidiaries	1,469	72	—	(1,541)	—
Net earnings	1,401	1,318	224	(1,541)	1,402
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria Group, Inc.	$1,401	$1,318	$223	$(1,541)	$1,401

Net earnings	$1,401	$1,318	$224	$(1,541)	$1,402
Other comprehensive (losses) earnings, net of deferred income taxes	(160)	3	28	(31)	(160)
Comprehensive earnings	1,241	1,321	252	(1,572)	1,242
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria Group, Inc.	$1,241	$1,321	$251	$(1,572)	$1,241

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2018
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$648	$2,923	$189	$(951)	$2,809
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(1)	(33)	—	(34)
Other	—	—	(7)	—	(7)
Cash used in investing activities	—	(1)	(40)	—	(41)
Cash Provided by (Used in) Financing Activities
Repurchases of common stock	(513)	—	—	—	(513)
Dividends paid on common stock	(1,257)	—	—	—	(1,257)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	2,091	(2,439)	348	—	—
Cash dividends paid to parent	—	(446)	(505)	951	—
Other	(20)	—	(3)	—	(23)
Net cash provided by (used in) financing activities	301	(2,885)	(160)	951	(1,793)
Cash, cash equivalents and restricted cash (1):
Increase (decrease)	949	37	(11)	—	975
Balance at beginning of period	1,203	62	49	—	1,314
Balance at end of period	$2,152	$99	$38	$—	$2,289
(1) Restricted cash consisted of cash deposits collateralizing various forms of security posted by PM USA to obtain stays of judgments pending appeals. See Note 10. Contingencies.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2017
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$1,469	$3,017	$14	$(1,825)	$2,675
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(8)	(25)	—	(33)
Proceeds from finance assets	—	—	2	—	2
Other	—	—	(199)	—	(199)
Net cash used in investing activities	—	(8)	(222)	—	(230)
Cash Provided by (Used in) Financing Activities
Repurchases of common stock	(551)	—	—	—	(551)
Dividends paid on common stock	(1,187)	—	—	—	(1,187)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	952	(1,675)	723	—	—
Cash dividends paid to parent	—	(1,325)	(500)	1,825	—
Other	(34)	—	(4)	—	(38)
Net cash (used in) provided by financing activities	(820)	(3,000)	219	1,825	(1,776)
Cash, cash equivalents and restricted cash (1):
Increase	649	9	11	—	669
Balance at beginning of period	4,521	83	47	—	4,651
Balance at end of period	$5,170	$92	$58	$—	$5,320
(1) Restricted cash consisted of cash deposits collateralizing various forms of security posted by PM USA to obtain stays of judgments pending appeals. See Note 10. Contingencies.

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

Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures. Altria Group, Inc.’s financial assets that are within the scope of the new guidance were approximately 2% of Altria Group, Inc.’s total assets at March 31, 2018.

ASU No. 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220)	The guidance allows an entity to elect to reclassify the income tax effects of the Tax Reform Act on items within accumulated other comprehensive income to retained earnings.
The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period for which financial statements have not yet been issued.

Altria Group, Inc. is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Description of the Company

At March 31, 2018, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”), which are engaged in the manufacture and sale of super premium cigarettes and the sale of premium cigars; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria Group, Inc.’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria Group, Inc. wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria Group, Inc. operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria Group, Inc. and its subsidiaries. In addition, Nu Mark, Middleton and Nat Sherman use third-party arrangements in the manufacture of their products. Altria Group, Inc.’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At March 31, 2018, Altria Group, Inc.’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At March 31, 2018, Altria Group, Inc. had an approximate 10.2% ownership of Anheuser-Busch InBev SA/NV (“AB InBev”), which Altria Group, Inc. accounts for under the equity method of accounting using a one-quarter lag. Altria Group, Inc. receives cash dividends on its interest in AB InBev if and when AB InBev pays such dividends.

As discussed in Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q (“Item 1”), on January 1, 2018, Altria Group, Inc. adopted several accounting standard updates (“ASU”). In connection with the adoption of two of these ASUs (ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash and ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost), Altria Group, Inc. reclassified certain prior-period amounts to conform with the current period’s presentation.

Altria Group, Inc.’s reportable segments are smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in an all other category.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Results of Operations for the Three Months Ended March 31, 2018: The changes in Altria Group, Inc.’s net earnings and diluted earnings per share (“EPS”) attributable to Altria Group, Inc. for the three months ended March 31, 2018, from the three months ended March 31, 2017, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended March 31, 2017	$1,401	$0.72

2017 NPM Adjustment Items	(1)	—
2017 Asset impairment, exit, implementation and acquisition-related costs	19	0.01
2017 Tobacco and health litigation items	1	—
2017 AB InBev special items	48	0.03
2017 Tax items	(58)	(0.03)
Subtotal 2017 special items	9	0.01

2018 NPM Adjustment Items	51	0.03
2018 Asset impairment, exit and implementation costs	(2)	—
2018 Tobacco and health litigation items	(20)	(0.01)
2018 AB InBev special items	92	0.04
2018 Loss on AB InBev/SABMiller business combination	(26)	(0.01)
2018 Tax items	(1)	—
Subtotal 2018 special items	94	0.05

Fewer shares outstanding	—	0.02
Change in tax rate	293	0.15
Operations	97	0.05
For the three months ended March 31, 2018	$1,894	$1.00

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the three months ended March 31, 2018 compared with the prior-year period were due primarily to shares repurchased by Altria Group, Inc. under its share repurchase programs.

Change in Tax Rate: The change in tax rate was driven primarily by the Tax Reform Act (as defined below), which reduced the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018.

Operations: The increase of $97 million in operations shown in the table above was due primarily to the following:

▪	higher earnings from Altria Group, Inc.’s equity investment in AB InBev; and

▪	higher income from the smokeless products segment;

partially offset by:

▪	lower income from the smokeable products segment.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2018 Forecasted Results: In April 2018, Altria Group, Inc. reaffirmed that its 2018 full-year adjusted diluted EPS growth rate is expected to be in the range of 15% to 19% over 2017 full-year adjusted diluted EPS. This forecasted growth rate excludes the income and expense items in the table below. Altria Group, Inc.’s 2018 guidance reflects investments in focus areas for long-term growth, including innovative product development and launches, regulatory science, brand equity, retail fixtures and future retail concepts. Altria Group, Inc. expects its 2018 full-year adjusted effective tax rate will be in a range of approximately 23% to 24%.

Altria Group, Inc.’s full-year adjusted diluted EPS guidance and full-year forecast for its adjusted effective tax rate exclude the impact of certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, gain/loss on AB InBev/SABMiller business combination, AB InBev special items, certain tax items, charges associated with tobacco and health litigation items, and resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 10. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 10”).

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

Expense (Income), Net Excluded from Adjusted Diluted EPS
	2018		2017
NPM Adjustment Items	$(0.03)		$—
Asset impairment, exit, implementation and acquisition-related costs	—		0.03
Tobacco and health litigation items	0.01		0.03
AB InBev special items	(0.04)		0.05
Loss (gain) on AB InBev/SABMiller business combination	0.01		(0.15)
Settlement charge for lump sum pension payments	—		0.03
Tax items	0.07	(1)	(1.91)
	$0.02		$(1.92)
(1) Primarily represents tax expense resulting from the Tax Reform Act (as defined below). This tax expense represents a partial reversal of the tax basis benefit recorded in 2017 attributable to the deemed repatriation tax related to Altria Group, Inc.’s investment in AB InBev. For further discussion see Note 9. Income Taxes to the condensed consolidated financial statements in Item 1 (“Note 9”).

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

Discussion and Analysis

Consolidated Operating Results

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Net revenues:
Smokeable products	$5,414	$5,458
Smokeless products	525	466
Wine	142	140
All other	27	19
Net revenues	$6,108	$6,083

Excise taxes on products:
Smokeable products	$1,401	$1,460
Smokeless products	32	30
Wine	5	4
Excise taxes on products	$1,438	$1,494

Operating income:
Operating companies income (loss):
Smokeable products	$2,038	$2,036
Smokeless products	338	246
Wine	17	21
All other	(26)	(13)
Amortization of intangibles	(5)	(5)
General corporate expenses	(46)	(46)
Operating income	$2,316	$2,239

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

The following events that occurred during the three months ended March 31, 2018 and 2017 affected the comparability of statement of earnings amounts:

▪	NPM Adjustment Items: Pre-tax (income) expense for NPM Adjustment Items was recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Smokeable products segment	$(68)	$(8)
Interest and other debt expense, net	—	7
Total	$(68)	$(1)

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

▪
Tobacco and Health Litigation Items: Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria Group, Inc.’s condensed consolidated statements of earnings as follows:

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Smokeable products segment	$24	$1
Interest and other debt expense, net	4	—
Total	$28	$1

During the first quarter of 2018, PM USA recorded pre-tax charges of $24 million in marketing, administration and research costs and $4 million in interest costs, substantially all of which related to three Engle progeny cases. For further discussion, see Note 10.

▪
Smokeless Products Recall: During the first quarter of 2017, USSTC voluntarily recalled certain smokeless tobacco products manufactured at its Franklin Park, Illinois facility due to a product tampering incident (the “Recall”). USSTC estimated that the Recall reduced smokeless products segment operating companies income by approximately $60 million in the first quarter of 2017.

▪
Asset Impairment, Exit and Implementation Costs: Pre-tax asset impairment, exit and implementation costs for the three months ended March 31, 2018 and 2017 were $3 million and $27 million, respectively.

In October 2016, Altria Group, Inc. announced the consolidation of certain of its operating companies’ manufacturing facilities to streamline operations and achieve greater efficiencies. The consolidation was completed in the first quarter of 2018 and is expected to deliver approximately $50 million in annualized cost savings by the end of 2018.

For further discussion on asset impairment, exit and implementation costs, including a breakdown of these costs by segment, see Note 3. Asset Impairment, Exit and Implementation Costs to the condensed consolidated financial statements in Item 1.

▪
AB InBev Special Items: Altria Group, Inc.’s earnings from its equity investment in AB InBev for the three months ended March 31, 2018 included net pre-tax income of $117 million, consisting primarily of Altria Group, Inc.’s share of AB InBev’s estimated effect of the Tax Reform Act (as defined below), partially offset by Altria Group, Inc.’s share of AB InBev’s mark-to-market losses on AB InBev’s derivative financial instruments used to hedge certain share commitments.

Altria Group, Inc.’s earnings from its equity investment in AB InBev for the three months ended March 31, 2017 included net pre-tax charges of $73 million, consisting primarily of Altria Group, Inc.’s share of AB In Bev’s mark-to-market losses on AB InBev’s derivative financial instruments used to hedge certain share commitments.

▪	Tax Items: On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). For further discussion, see Note 9.

Tax items for the three months ended March 31, 2018 were due primarily to tax expense of $41 million resulting from a partial reversal of the tax basis benefit associated with the deemed repatriation tax, substantially all of which was offset by tax benefits of $22 million related to prior audit years and an adjustment of $11 million to the provisional estimates recorded in 2017 for the Tax Reform Act.

Tax items for the three months ended March 31, 2017 included tax benefits of $42 million related to prior audit years and excess tax benefits of $16 million for share-based awards that vested during the first quarter of 2017.

Consolidated Results of Operations for the Three Months Ended March 31, 2018

The following discussion compares consolidated operating results for the three months ended March 31, 2018 with the three months ended March 31, 2017.

Net revenues, which include excise taxes billed to customers, increased $25 million (0.4%) due primarily to higher net revenues in the smokeless products segment, mostly offset by lower net revenues in the smokeable products segment.

Cost of sales decreased $79 million (4.4%), due primarily to higher NPM Adjustment Items and lower shipment volume in the smokeable products segment, partially offset by higher per unit settlement charges.

Excise taxes on products decreased $56 million (3.7%), due primarily to lower smokeable products shipment volume.

Marketing, administration and research costs increased $85 million (15.9%), due primarily to higher costs in the smokeable products segment.

Operating income increased $77 million (3.4%), due primarily to higher operating results from the smokeless products segment (which included the impact of the Recall in 2017).

Earnings from Altria Group, Inc.’s equity investment in AB InBev, which increased $319 million (100.0%+), were positively impacted by AB InBev special items.

Altria Group, Inc.’s income tax rate decreased 9.8 percentage points to 23.2%, due primarily to a reduction in tax expense from the decrease in the U.S. federal statutory corporate income tax rate as a result of the Tax Reform Act. For further discussion, see Note 9.

Net earnings attributable to Altria Group, Inc. of $1,894 million increased $493 million (35.2%), due primarily to a lower income tax rate, higher earnings from Altria Group, Inc.’s equity investment in AB InBev and higher operating income. Diluted and basic EPS attributable to Altria Group, Inc. of $1.00, each increased by 38.9%, due to higher net earnings attributable to Altria Group, Inc. and fewer shares outstanding.

Operating Results by Business Segment

Tobacco Space

Business Environment

Summary

The United States tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of our tobacco subsidiaries and our consolidated results of operations, cash flows or financial position. These challenges, some of which are discussed in more detail below, in Note 10 and in Cautionary Factors That May Affect Future Results below include:

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

▪	illicit trade in tobacco products; and

▪	potential adverse changes in prices, availability and quality of tobacco, other raw materials and component parts.

In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria Group, Inc.’s tobacco subsidiaries. Our tobacco subsidiaries believe that a significant number of adult tobacco consumers switch between tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products. The e-vapor category grew rapidly from 2012 through early 2015 off a small base, but then slowed. The growth trend resumed in 2017. Growth of the e-vapor category could contribute to a reduction in consumption levels and sales volume of other tobacco product categories. Nu Mark believes the e-vapor category will continue to be dynamic as adult tobacco consumers explore a variety of tobacco product options.

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

We have provided additional detail on the following topics below:

▪	FSPTCA and FDA Regulation;

▪	Excise Taxes;

▪	International Treaty on Tobacco Control;

▪	State Settlement Agreements;

▪	Other Federal, State and Local Regulation and Activity;

▪	Illicit Trade in Tobacco Products;

▪	Price, Availability and Quality of Raw Materials and Component Parts; and

▪	Timing of Sales.

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

▪
changes the language of the cigarette and smokeless tobacco product health warnings, enlarges their size and requires the development by the FDA of graphic warnings for cigarettes, establishes warning requirements for Other Tobacco Products and gives the FDA the authority to require new warnings for any type of tobacco products;

▪
authorizes the FDA to adopt product regulations and related actions, including imposing tobacco product standards that are appropriate for the protection of the public health (e.g., related to the use of menthol in cigarettes, nicotine yields and other constituents or ingredients) and imposing manufacturing standards for tobacco products (see FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation, and FDA Regulatory Actions - Potential Product Standards below);

▪	establishes pre-market review pathways for new and modified tobacco products for the FDA to follow (see Pre-Market Review Pathways Including Substantial Equivalence below); and

▪	equips the FDA with a variety of investigatory and enforcement tools, including the authority to inspect tobacco product manufacturing and other facilities.

Pre-Market Review Pathways Including Substantial Equivalence

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

FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation

In July 2017, the FDA announced a new comprehensive plan for tobacco and nicotine regulation that will serve as the FDA’s multi-year regulatory road map (the “July 2017 Comprehensive Plan”). The FDA has stated its belief that this approach will strike an appropriate balance between regulation and encouraging development of innovative tobacco products that may be less risky than cigarettes. Major components of the July 2017 Comprehensive Plan include the following:

▪
issuance of advance notices of proposed rulemaking (“ANPRM”) seeking comments for potential future regulations establishing product standards for (i) nicotine in combustible cigarettes, (ii) flavors in tobacco products and (iii) e-vapor products (see FDA Regulatory Actions - Potential Product Standards below);

▪
extension of the timelines to submit applications for Other Tobacco Products that were on the market as of August 8, 2016, which the FDA extended in August 2017 (see FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways below);

▪
the FDA’s reconsideration of its approach to reviewing substantial equivalence reports for “provisional” products (see FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways below). As previously noted, a “provisional” product refers to cigarettes, cigarette tobacco and smokeless tobacco products modified or first commercially available after February 15, 2007 and before March 22, 2011; and

▪
the FDA’s planned issuance of foundational regulations identifying the information the FDA expects to be included in substantial equivalence reports and applications for “new tobacco products” and “modified risk tobacco products.” The FDA also plans to finalize guidance on how it intends to review new product applications for e-vapor products.

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

Since enactment in 2009, several lawsuits have been filed challenging various provisions of the FSPTCA, the Final Tobacco Marketing Rule and the deeming regulations, including their constitutionality and the scope of the FDA’s authority thereunder. One lawsuit challenged the constitutionality of an FDA regulation that restricts tobacco manufacturers from using the trade or brand name of a non-tobacco product on cigarettes or smokeless tobacco products. The case was dismissed and the FDA agreed not to enforce the current or any amended trade name rule until at least 180 days after rulemaking on the amended rule concludes. In November 2011, the FDA proposed an amended rule, but has not yet issued a final rule. PM USA and USSTC submitted comments on the proposed amended rule. Another lawsuit that challenged the ban on the use of color and graphics in labeling and advertising resulted in that provision being unenforceable by the FDA.

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

Substantial Equivalence and Other New Product Processes/Pathways

In general, in order to continue marketing provisional products, manufacturers of such products were required to send to the FDA a report demonstrating substantial equivalence by March 22, 2011 for the FDA to determine if such tobacco products are “substantially equivalent” to products commercially available as of February 15, 2007.  Nearly all cigarette and smokeless tobacco products currently marketed by PM USA and USSTC are provisional products, as are some of the products currently marketed by Nat Sherman. Our subsidiaries submitted timely substantial equivalence reports for these provisional products and can continue marketing these products unless the FDA makes a determination that a specific provisional product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products from the marketplace. In April 2018, the FDA announced that it will not review a certain subset of provisional product substantial equivalence reports and that those products can generally continue to be legally marketed without further FDA review. PM USA and USSTC have provisional products included in this subset of products, but also have provisional products that will continue to be subject to the substantial equivalence review process. In addition, PM USA and USSTC submitted substantial equivalence reports on products proposed to be marketed after March 22, 2011 (“non-provisional” products). While our cigarette and smokeless tobacco subsidiaries believe all of their current products meet the statutory requirements of the FSPTCA, they cannot predict whether, when or how the FDA ultimately will apply its guidance to their various respective substantial equivalence reports or seek to enforce the law and regulations consistent with its guidance.

PM USA and USSTC have received decisions on certain provisional and non-provisional products. The provisional products that were found to be not substantially equivalent (all smokeless tobacco products) had been discontinued for business reasons prior to the FDA’s determination; therefore, the determinations did not impact business results. In February 2018, USSTC filed a lawsuit challenging the FDA’s determination that certain of its non-provisional products are not substantially equivalent. There remain a significant number of substantial equivalence reports for products for which the FDA has not announced decisions and that do not fall within the scope of the FDA’s April 2018 announcement discussed above. At the request of the FDA, our cigarette and smokeless tobacco subsidiaries have provided additional information with respect to certain of these substantial equivalence reports. We cannot predict whether this additional information will be satisfactory to the FDA to result in substantial equivalence determinations for the products covered by those reports. It is also not possible to predict how long reviews by the FDA of substantial equivalence reports or new tobacco product applications for any tobacco product will take. A “not substantially equivalent” determination or denial of a new tobacco product application on one or more products could have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries.

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

Pursuant to the July 2017 Comprehensive Plan, in March 2018 the FDA issued an ANPRM seeking comments on the role that flavors including menthol in tobacco products play in attracting youth. No future action can be taken by the FDA to regulate the manufacture, marketing or sale of menthol cigarettes (including a possible ban) until the completion of a full rulemaking process.

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

▪	Nicotine and Flavors: Pursuant to the July 2017 Comprehensive Plan, in March 2018 the FDA issued an ANPRM on the following matters:

▪
Nicotine in cigarettes and potentially other combustible tobacco products: The potential public health benefits and any possible adverse effects of lowering nicotine in combustible cigarettes to non-addictive or minimally addictive levels through achievable product standards. Specifically, the FDA is seeking comments on the consequences of such product standard, including (i) smokers compensating by smoking more cigarettes to obtain the same level of nicotine as with their current product and (ii) the illicit trade of cigarettes containing nicotine at levels higher than a non-addictive threshold that may be established by the FDA. The FDA is also seeking comments on whether a nicotine product standard should apply to other combustible tobacco products, including cigars; and

▪
Flavors in all tobacco products: The role that flavors (including menthol) in tobacco products play in attracting youth and may play in helping some smokers switch to potentially less harmful forms of nicotine delivery.

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

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. By way of example, in 2009, the federal excise tax (“FET”) on cigarettes increased from $0.39 per pack to approximately $1.01 per pack, in 2010, the New York state excise tax increased by $1.60 to $4.35 per pack, in October 2014, Philadelphia, Pennsylvania enacted a $2.00 per pack local cigarette excise tax and in November 2016, California passed a ballot measure to increase its cigarette excise tax by $2.00 per pack and its smokeless tobacco ad valorem excise tax from 27.30% to 65.08%, which went into effect on April 1, 2017 and July 1, 2017, respectively. Between the end of 1998 and April 23, 2018, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.75 per pack. As of April 23, 2018, Kentucky and Oklahoma have enacted cigarette excise tax increases, which are effective July 1, 2018.  Various other proposed increases are pending in other states.

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

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria Group, Inc.’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of April 23, 2018, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of April 23, 2018, 180 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain; and restrict smoking in public places.

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

State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products

An increasing number of states and localities have proposed legislation to increase the minimum age to purchase tobacco products above the current federal minimum age of 18. The following states have enacted such legislation: California (21), Hawaii (21), Alabama (19), Alaska (19), New Jersey (21), Utah (19), Oregon (21) and Maine (21).  Many localities (including New York City (21) and Chicago (21)) have taken similar actions. As of April 23, 2018, minimum age legislation is under consideration in various states, but no state has enacted such legislation in 2018.

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

Altria Group, Inc. and its tobacco subsidiaries devote significant resources to help prevent illicit trade in tobacco products and to protect legitimate trade channels. For example, Altria Group, Inc.’s tobacco subsidiaries engage in a number of initiatives to help prevent illicit trade in tobacco products, including communication with wholesale and retail trade members regarding illicit trade in tobacco products and how they can help prevent such activities; enforcement of wholesale and retail trade programs and policies that address illicit trade in tobacco products; engagement with and support of law enforcement and regulatory agencies; litigation to protect their trademarks; and support for a variety of federal and state legislative initiatives. Legislative initiatives to address illicit trade in tobacco products are designed to protect the legitimate channels of distribution, impose more stringent penalties for the violation of illegal trade laws and provide additional tools for law enforcement. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products continue to evolve as the nature of illicit tobacco products evolves.

Price, Availability and Quality of Tobacco, Other Raw Materials and Component Parts

Shifts in crops (such as those driven by economic conditions and adverse weather patterns), government mandated prices, economic trade sanctions, import duties and tariffs, geopolitical instability and production control programs may increase or decrease the cost or reduce the supply or quality of tobacco, other raw materials or component parts used to manufacture our companies’ products. Any significant change in the price, quality or availability of tobacco, other raw materials or component parts used to manufacture our products, could restrict our subsidiaries’ ability to continue marketing existing products or impact adult consumer product acceptability and adversely affect our subsidiaries’ profitability and businesses.

With respect to tobacco, as with other agriculture commodities, the price of tobacco leaf can be influenced by economic conditions and imbalances in supply and demand and crop quality and availability can be influenced by variations in weather patterns, including those caused by climate change. Tobacco production in certain countries is subject to a variety of controls, including government mandated prices and production control programs.  Changes in the patterns of demand for agricultural products and the cost of tobacco production could impact tobacco leaf prices and tobacco supply. Certain types of tobacco are only available in limited geographies, including geographies experiencing political instability, and loss of their availability could impact adult tobacco consumer product acceptability.

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

Operating Results

The following discussion compares operating results for the smokeable and smokeless products segments for the three months ended March 31, 2018, with the three months ended March 31, 2017.

	For the Three Months Ended March 31,
	Net Revenues		Operating Companies Income
	2018	2017	2018	2017
	(in millions)
Smokeable products	$5,414	$5,458	$2,038	$2,036
Smokeless products	525	466	338	246
Total smokeable and smokeless products	$5,939	$5,924	$2,376	$2,282

Smokeable products segment

The smokeable products segment’s operating companies income was essentially unchanged for the three months ended March 31, 2018 as higher pricing and NPM Adjustment Items were offset by lower shipment volume and higher costs.

The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
	2018	2017	Change
	(sticks in millions)
Cigarettes:
Marlboro	23,653	24,695	(4.2)%
Other premium	1,409	1,450	(2.8)%
Discount	2,460	2,582	(4.7)%
Total cigarettes	27,522	28,727	(4.2)%
Cigars:
Black & Mild	375	363	3.3%
Other	3	4	(25.0)%
Total cigars	378	367	3.0%
Total smokeable products	27,900	29,094	(4.1)%

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

The following table summarizes cigarettes retail share performance:

	Retail Share
	For the Three Months Ended March 31,
	2018	2017	Percentage Point Change
Cigarettes:
Marlboro	43.2%	43.7%	(0.5)
Other premium	2.6	2.7	(0.1)
Discount	4.5	4.6	(0.1)
Total cigarettes	50.3%	51.0%	(0.7)

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

IRI refreshed its cigarette database in the first quarter of 2018, which affected previously released retail share results. The smokeable products segment’s restated quarterly and year-to-date retail share results for cigarettes are summarized below.

	Restated Retail Share
	For the Three Months Ended
	12/31/17	9/30/17	6/30/17	3/31/17
Cigarettes:
Marlboro	43.1%	43.2%	43.5%	43.7%
Other premium	2.6	2.7	2.7	2.7
Discount	4.7	4.7	4.7	4.6
Total cigarettes	50.4%	50.6%	50.9%	51.0%

	Restated Retail Share
	For the Year Ended	For the Nine Months Ended	For the Six Months Ended	For the Year Ended
	12/31/17	9/30/17	6/30/17	12/31/16
Cigarettes:
Marlboro	43.4%	43.5%	43.6%	43.8%
Other premium	2.7	2.7	2.7	2.8
Discount	4.6	4.6	4.7	4.6
Total cigarettes	50.7%	50.8%	51.0%	51.2%

PM USA and Middleton executed the following pricing and promotional allowance actions during 2018 and 2017:

▪	Effective March 25, 2018, PM USA increased the list price on all of its cigarette brands by $0.09 per pack.

▪	Effective September 24, 2017, PM USA increased the list price on all of its cigarette brands by $0.10 per pack.

▪	Effective May 21, 2017, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.10 per five-pack.

▪	Effective March 19, 2017, PM USA increased the list price on Parliament by $0.12 per pack. In addition, PM USA increased the list price on all of its other cigarette brands by $0.08 per pack.

Net revenues, which include excise taxes billed to customers, decreased $44 million (0.8%), due primarily to lower shipment volume ($252 million), mostly offset by higher pricing ($200 million), which includes higher promotional investments. Operating companies income was essentially unchanged, due primarily to higher pricing ($200 million), which includes higher promotional investments, and higher NPM Adjustment Items ($60 million), offset by lower shipment volume ($138 million), higher marketing, administration and research costs ($64 million, which includes investments in strategic initiatives and higher tobacco and health litigation items) and higher per unit settlement costs.

The smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended March 31, 2018 decreased 4.2%, driven primarily by the industry’s rate of decline and retail share declines, partially offset by trade inventory movements. When adjusted for trade inventory movements, the smokeable products segment’s domestic cigarettes shipment volume for the three months ended March 31, 2018 decreased an estimated 7%. Total cigarette industry volumes for the three months ended March 31, 2018 declined by an estimated 5.5%.

Shipments of premium cigarettes accounted for 91.1% of smokeable products’ reported domestic cigarettes shipment volume for the three months ended March 31, 2018, versus 91.0% for the three months ended March 31, 2017.

The smokeable products segment’s reported cigars shipment volume for the three months ended March 31, 2018 increased 3.0%.

Marlboro’s retail share for the three months ended March 31, 2018 declined 0.5 share points to 43.2%, driven in part by continued effects from the April 2017 California state excise tax increase. Marlboro retail share grew 0.1 share point sequentially. The smokeable products segment’s total cigarette retail share declined 0.7 share points to 50.3% and declined 0.1 share point sequentially.
Smokeless products segment

For the three months ended March 31, 2018, the smokeless products segment grew net revenues and operating companies income, due primarily to the impact of the Recall in 2017 and higher pricing.

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
	2018	2017	Change
	(cans and packs in millions)
Copenhagen	124.4	124.5	(0.1)%
Skoal	55.0	55.6	(1.1)%
Copenhagen and Skoal	179.4	180.1	(0.4)%
Other	16.3	15.7	3.8%
Total smokeless products	195.7	195.8	(0.1)%

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

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Three Months Ended March 31,
	2018	2017	Percentage Point Change
Copenhagen	34.3%	33.2%	1.1
Skoal	16.2	17.4	(1.2)
Copenhagen and Skoal	50.5	50.6	(0.1)
Other	3.3	3.1	0.2
Total smokeless products	53.8%	53.7%	0.1

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

IRI refreshed its smokeless products database in the first quarter of 2018, which affected previously released retail share results. USSTC’s restated quarterly and year-to-date retail share results for smokeless products are summarized below.

	Restated Retail Share
	For the Three Months Ended
	12/31/17	9/30/17	6/30/17	3/31/17
Copenhagen	34.1%	34.1%	34.3%	33.2%
Skoal	16.3	16.6	16.8	17.4
Copenhagen and Skoal	50.4	50.7	51.1	50.6
Other	3.4	3.3	3.2	3.1
Total smokeless products	53.8%	54.0%	54.3%	53.7%

	Restated Retail Share
	For the Year Ended	For the Nine Months Ended	For the Six Months Ended	For the Year Ended
	12/31/17	9/30/17	6/30/17	12/31/16
Copenhagen	34.0%	33.9%	33.8%	33.5%
Skoal	16.7	16.9	17.0	18.2
Copenhagen and Skoal	50.7	50.8	50.8	51.7
Other	3.3	3.2	3.2	3.3
Total smokeless products	54.0%	54.0%	54.0%	55.0%

USSTC executed the following pricing actions during 2017:

▪
Effective September 26, 2017, USSTC increased the list price on Copenhagen and Skoal popular price products by $0.12 per can. In addition, USSTC increased the list price on all its brands, except for Copenhagen and Skoal popular price products, by $0.07 per can.

▪	Effective April 25, 2017, USSTC increased the list price on all its brands by $0.07 per can.

Net revenues, which include excise taxes billed to customers, increased $59 million (12.7%), due primarily to the impact of the Recall during the three months ended March 31, 2017 and higher pricing. Operating companies income increased $92 million (37.4%), due primarily to the impact of the Recall during the three months ended March 31, 2017 ($60 million) and higher pricing.

USSTC’s reported domestic shipment volume for the three months ended March 31, 2018 was essentially unchanged. This volume comparison was impacted by the unusual effects of the Recall in the first quarter of 2017, which involved removing significant volume from the marketplace and then replenishing that volume with fresh product.

The smokeless products category volume declined an estimated 1% over the six months ended March 31, 2018.

Copenhagen’s retail share grew 1.1 share points to 34.3% and Skoal’s share declined 1.2 share points to 16.2%.
Copenhagen and Skoal’s combined retail share for the three months ended March 31, 2018 decreased 0.1 share point to 50.5%.
Total smokeless products retail share for the three months ended March 31, 2018 grew 0.1 share point to 53.8%

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

Operating Results
Ste. Michelle’s operating companies income decreased for the three months ended March 31, 2018, due primarily to higher selling, general and administrative costs and unfavorable premium mix, partially offset by higher shipment volume.
The following discussion compares wine segment results for the three months ended March 31, 2018, with the three months ended March 31, 2017.

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Net revenues	$142	$140
Operating companies income	$17	$21

Net revenues, which include excise taxes billed to customers, increased $2 million (1.4%), due primarily to higher shipment volume, partially offset by unfavorable premium mix. Operating companies income decreased $4 million (19.0%), due primarily to one-time employee bonuses and unfavorable premium mix, partially offset by higher shipment volume.

For the three months ended March 31, 2018, Ste. Michelle’s reported wine shipment volume of 1,768 thousand cases, increased 6.1%.

Financial Review

Net Cash Provided by Operating Activities

During the first three months of 2018, net cash provided by operating activities was $2,809 million compared with $2,675 million during the first three months of 2017. This increase was due primarily to a lower use of cash to fund working capital.
Altria Group, Inc. had a working capital deficit at March 31, 2018 and December 31, 2017. Altria Group, Inc.’s management believes that Altria Group, Inc. has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.

Net Cash Used In Investing Activities

During the first three months of 2018, net cash used in investing activities was $41 million compared with $230 million during the first three months of 2017. This decrease was due primarily to the acquisition of a business during the first three months of 2017.

Cash Used in Financing Activities

During the first three months of 2018, cash used in financing activities of $1,793 million was essentially unchanged compared with $1,776 million during the first three months of 2017.

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

At March 31, 2018, the credit ratings and outlook for Altria Group, Inc.’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	A3	Stable
Standard & Poor’s Ratings Services (“Standard & Poor’s”)	A-1	A-	Stable
Fitch Ratings Ltd.	F2	A-	Stable

Credit Lines - From time to time, Altria Group, Inc. has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At March 31, 2018 and 2017, and at December 31, 2017, Altria Group, Inc. had no short-term borrowings.

At March 31, 2018, Altria Group, Inc. had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires August 19, 2020.

Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria Group, Inc.’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria Group, Inc.’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria Group, Inc.’s long-term senior unsecured debt ratings at March 31, 2018 for borrowings under the Credit Agreement was 1.125%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At March 31, 2018, credit available to Altria Group, Inc. under the Credit Agreement was $3.0 billion.

The Credit Agreement is used for general corporate purposes and to support Altria Group, Inc.’s commercial paper issuances. The Credit Agreement requires that Altria Group, Inc. maintain (i) a ratio of debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At March 31, 2018, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.3 to 1.0 and 14.9 to 1.0, respectively. Altria Group, Inc. expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria Group, Inc.’s Form 10-Q for the period ended September 30, 2013 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.

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

Debt - At March 31, 2018 and December 31, 2017, Altria Group, Inc.’s total debt was $13.9 billion.

Guarantees and Other Similar Matters - As discussed in Note 10, Altria Group, Inc. and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at March 31, 2018. From time to time, subsidiaries of Altria Group, Inc. also issue lines of credit to affiliated entities. In addition, as discussed in Note 11, PM USA has issued guarantees relating to Altria Group, Inc.’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria Group, Inc.’s liquidity.

Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 10, PM USA and Nat Sherman have entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, PM USA, Middleton, Nat Sherman and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements and the FDA user fees are based on variable factors, such as volume, operating income, market share and inflation, depending on the subject payment. Altria Group, Inc.’s subsidiaries account for the cost of the State Settlement Agreements and FDA user fees as a component of cost of sales. Altria

Group, Inc.’s subsidiaries recorded approximately $1.1 billion and $1.2 billion of charges to cost of sales for the three months ended March 31, 2018 and 2017, respectively, in connection with the State Settlement Agreements and FDA user fees. For further discussion of the resolutions of certain disputes with states and territories related to the NPM Adjustment provision under the MSA, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 10.

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

Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of March 31, 2018, PM USA posted various forms of security totaling approximately $98 million, which have been collateralized with cash deposits. These cash deposits are included in assets on the condensed consolidated balance sheet.

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

Equity and Dividends

On January 30, 2018, Altria Group, Inc. granted an aggregate of 0.6 million restricted stock units and 0.1 million performance stock units to eligible employees. The service restrictions for the restricted stock units and the performance stock units lapse in the first quarter of 2021. In addition, the payout of the performance stock units requires the achievement of certain performance measures, which were predetermined at the time of grant, over a three-year performance cycle. These performance measures consist of Altria Group, Inc.’s adjusted diluted EPS compounded annual growth rate and Altria Group, Inc.’s total shareholder return relative to a predetermined peer group. The weighted-average market value per share of the restricted stock units and the performance stock units granted on January 30, 2018 was $69.26 on the date of grant.

During the three months ended March 31, 2018, 0.8 million shares of restricted stock units and performance stock units vested. The total fair value of restricted stock units and performance stock units that vested during the three months ended March 31, 2018 was $57 million. The weighted-average grant date fair value per share of these awards was $55.34.

Dividends paid during the first three months of 2018 and 2017 were $1,257 million and $1,187 million, respectively, an increase of 5.9%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria Group, Inc. under its share repurchase programs.

During the first quarter of 2018, Altria Group, Inc.’s Board of Directors (the “Board of Directors”) approved a 6.1% increase in the quarterly dividend rate to $0.70 per share of Altria Group, Inc. common stock versus the previous rate of $0.66 per share. Altria Group, Inc. expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $2.80 per share. Future dividend payments remain subject to the discretion of the Board of Directors.

In July 2015, the Board of Directors authorized a $1.0 billion share repurchase program that it expanded to $3.0 billion in October 2016 and to $4.0 billion in July 2017 (as expanded, the “July 2015 share repurchase program”). In January 2018, Altria Group, Inc. completed the July 2015 share repurchase program. Following the completion of the July 2015 share repurchase program, the Board of Directors authorized a new $1.0 billion share repurchase program (the “January 2018 share repurchase program”), which Altria Group, Inc. expects to complete by the end of 2018. For further discussion of Altria Group,

Inc.’s share repurchase programs, see Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Item 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying estimates or assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements and whether to invest in or remain invested in Altria Group, Inc.’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in, or implied by, any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this Form 10-Q particularly in the “Business Environment” sections preceding our discussion of the operating results of our subsidiaries’ businesses above. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.

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

In certain litigation, Altria Group, Inc. and its subsidiaries may face potentially significant non-monetary remedies, which may cause reputational harm. For example, in the lawsuit brought by the United States Department of Justice, discussed in detail in Note 10, the district court did not impose monetary penalties but ordered significant non-monetary remedies, including the issuance of “corrective statements” that Altria Group, Inc. and PM USA began making in various media in the fourth quarter of 2017.

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

Actions by the FDA and other federal, state or local governments or agencies, including those specific actions described in Tobacco Space - Business Environment above, may impact the adult tobacco consumer acceptability of or access to tobacco products (for example, through product standards that may be proposed by the FDA for nicotine and flavors), limit adult tobacco consumer choices, delay or prevent the launch of new or modified tobacco products or products with claims of reduced risk, require the recall or other removal of tobacco products from the marketplace (for example as a result of product contamination, a determination by the FDA that one or more tobacco products do not satisfy the statutory requirements for substantial equivalence, or because the FDA requires that a modification to a currently-marketed tobacco product proceed through the pre-market review process), restrict communications to adult tobacco consumers, restrict the ability to differentiate tobacco products, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing, labeling or packing requirements, interrupt manufacturing or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments. Any one or more of these actions may have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria Group, Inc. and its tobacco subsidiaries. See Tobacco Space - Business Environment above for a more detailed discussion.

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

Significant changes in price, availability or quality of tobacco, other raw materials or component parts could have an adverse effect on the profitability and business of Altria Group, Inc.’s tobacco subsidiaries.

Any significant change in prices, quality or availability of tobacco, other raw materials or component parts could adversely affect our tobacco subsidiaries’ profitability and business. For further discussion, see Tobacco Space - Business Environment - Price, Availability and Quality of Tobacco, Other Raw Materials and Component Parts above.

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

International business operations subject Altria Group, Inc. and its subsidiaries to various United States and foreign laws and regulations, and violations of such laws or regulations could result in reputational harm, legal challenges and/or significant costs.

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

Ste. Michelle’s business is subject to significant competition, including from many large, well-established domestic and international companies.  The adequacy of Ste. Michelle’s grape supply is influenced by consumer demand for wine in relation to industry-wide production levels as well as by weather and crop conditions, particularly in eastern Washington. Supply shortages related to any one or more of these factors could increase production costs and wine prices, which ultimately may have a negative impact on Ste. Michelle’s sales. In addition, federal, state and local governmental agencies regulate the alcohol beverage industry through various means, including licensing requirements, pricing, labeling and advertising restrictions, and distribution and production policies. New regulations or revisions to existing regulations, resulting in further restrictions or taxes on the manufacture and sale of alcoholic beverages may have an adverse effect on Ste. Michelle’s wine business. For further discussion, see Wine Segment - Business Environment above.

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

We received a substantial portion of our consideration from the Anheuser-Busch InBev SA/NV business combination with SABMiller (the “Transaction”) in the form of restricted shares subject to a five-year lock-up. Furthermore, if our percentage ownership in AB InBev were to decrease below certain levels, we may be subject to additional tax liabilities, suffer a reduction in the number of directors that we can have appointed to the AB InBev Board of Directors and be unable to account for our investment under the equity method of accounting.

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

The tax treatment of the consideration Altria Group, Inc. received in the Transaction may be challenged and the tax treatment of the AB InBev investment may not be as favorable as Altria Group, Inc. anticipates.

While we expect the equity consideration that we received from the Transaction to qualify for tax-deferred treatment, we cannot provide any assurance that federal and state tax authorities will not challenge the expected tax treatment and, if they do, what the outcome of any such challenge will be. In addition, there is a risk that the tax treatment of our investment in AB InBev may not be as favorable as we anticipate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Altria Group, Inc.’s market risk during the three months ended March 31, 2018. For additional information regarding quantitative and qualitative disclosures about market risk, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

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

Item 1A. Risk Factors.

Information regarding Risk Factors appears under Cautionary Factors That May Affect Future Results in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q (“Item 2”) and in Part I, Item 1A. Risk Factors of the 2017 Form 10-K. Other than as set forth in Item 2, there have been no material changes from the risk factors previously disclosed in the 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Altria Group, Inc. completed the July 2015 share repurchase program during the first quarter of 2018. In January 2018, the Board of Directors authorized the January 2018 share repurchase program, which Altria Group, Inc. expects to complete by the end of 2018. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria Group, Inc.’s share repurchase activity for each of the three months in the period ended March 31, 2018, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)

January 1 - 31, 2018	294,223	$71.54	256,866	$1,000,000,000
February 1 - 28, 2018	3,815,624	$65.34	3,554,460	$768,240,510
March 1 - 31, 2018	4,159,941	$63.12	4,158,636	$505,739,540
For the Quarter Ended March 31, 2018	8,269,788	$64.45	7,969,962

(1)
The total number of shares purchased includes (a) shares purchased under the July 2015 share repurchase program and the January 2018 share repurchase program (which totaled 256,866 shares in January, 3,554,460 shares in February and 4,158,636 shares in March) and (b) shares withheld by Altria Group, Inc. in an amount equal to the statutory withholding taxes for holders who vested in stock-based awards (which totaled 37,357 shares in January, 261,164 shares in February and 1,305 shares in March).

(2) Reflects the $1.0 billion January 2018 share repurchase program that commenced in February 2018.

Item 6. Exhibits.

10.1	Form of Restricted Stock Unit Agreement, dated as of January 30, 2018.

10.2	Form of Performance Stock Unit Agreement, dated as of January 30, 2018.

12	Statements regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

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
April 26, 2018