Form 10-K/A
period 2017-12-31
ALTRIA GROUP, INC.
filed 2018-05-31
CIK 764180

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

Class	Outstanding at February 13, 2018
Common Stock, $0.33 1⁄3 par value	1,900,449,362 shares
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K of Altria Group, Inc. (this “Amendment”) amends Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, which Altria Group, Inc. filed with the Securities and Exchange Commission (“SEC”) on February 27, 2018 (the “Original Form 10-K”). Altria Group, Inc. is filing this Amendment to amend Item 15 to include the consolidated financial statements of its foreign equity investee, Anheuser-Busch InBev SA/NV (“AB InBev”) as of and for the years ended December 31, 2017, 2016 and 2015 (the “AB InBev Financial Statements”) in accordance with Rule 3-09 of SEC Regulation S-X. The AB InBev Financial Statements, which were prepared by AB InBev, were audited in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Except as otherwise expressly noted, this Amendment does not modify or update in any way (i) the consolidated financial position, the results of operations or cash flows of Altria Group, Inc., or (ii) the disclosures in or exhibits to the Original Form 10-K; nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and Altria Group, Inc.’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.
Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The AB InBev Financial Statements included in Exhibit 99.4 are incorporated by reference in response to the requirements of this Item 15(a).
(b) The following exhibits are filed as part of this Amendment:

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

99.4
Anheuser-Busch InBev SA/NV consolidated financial statements as of and for the years ended December 31, 2017, 2016 and 2015; and Independent Registered Public Accounting Firms’ Reports as of and for the years ended December 31, 2017, 2016 and 2015. Incorporated by reference to Anheuser-Busch InBev SA/NV’s Annual Report on Form 20-F for the year ended December 31, 2017.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRIA GROUP, INC.

By:	/s/ WILLIAM F. GIFFORD, JR.
(William F. Gifford, Jr.
Vice Chairman and Chief Financial Officer)
Date: May 31, 2018

4