Form 10-Q
period 2018-06-30
ALTRIA GROUP, INC.
filed 2018-07-26
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
At July 16, 2018, there were 1,885,174,950 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$1,430	$1,253
Receivables	144	142
Inventories:
Leaf tobacco	810	941
Other raw materials	191	170
Work in process	501	560
Finished product	621	554
	2,123	2,225
Income taxes	182	461
Other current assets	252	263
Total current assets	4,131	4,344
Property, plant and equipment, at cost	4,818	4,879
Less accumulated depreciation	2,940	2,965
	1,878	1,914
Goodwill	5,307	5,307
Other intangible assets, net	12,405	12,400
Investment in AB InBev	18,178	17,952
Finance assets, net	856	899
Other assets	422	386
Total Assets	$43,177	$43,202

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	June 30, 2018	December 31, 2017
Liabilities
Current portion of long-term debt	$864	$864
Accounts payable	209	374
Accrued liabilities:
Marketing	699	695
Employment costs	108	188
Settlement charges	2,105	2,442
Other	1,078	971
Dividends payable	1,325	1,258
Total current liabilities	6,388	6,792
Long-term debt	13,036	13,030
Deferred income taxes	5,376	5,247
Accrued pension costs	323	445
Accrued postretirement health care costs	1,989	1,987
Other liabilities	230	283
Total liabilities	27,342	27,784
Contingencies (Note 9)
Redeemable noncontrolling interest	37	38
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,948	5,952
Earnings reinvested in the business	43,369	42,251
Accumulated other comprehensive losses	(1,652)	(1,897)
Cost of repurchased stock (919,703,864 shares at June 30, 2018 and 904,702,125 shares at December 31, 2017)	(32,804)	(31,864)
Total stockholders’ equity attributable to Altria	15,796	15,377
Noncontrolling interests	2	3
Total stockholders’ equity	15,798	15,380
Total Liabilities and Stockholders’ Equity	$43,177	$43,202
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Net revenues	$12,413	$12,746
Cost of sales	3,472	3,767
Excise taxes on products	2,864	3,089
Gross profit	6,077	5,890
Marketing, administration and research costs	1,259	1,107
Asset impairment and exit costs	4	16
Operating income	4,814	4,767
Interest and other debt expense, net	344	356
Net periodic benefit income, excluding service cost	(16)	(19)
Earnings from equity investment in AB InBev	(570)	(163)
Loss (gain) on AB InBev/SABMiller business combination	33	(408)
Earnings before income taxes	5,023	5,001
Provision for income taxes	1,251	1,609
Net earnings	3,772	3,392
Net earnings attributable to noncontrolling interests	(2)	(2)
Net earnings attributable to Altria	$3,770	$3,390
Per share data:
Basic and diluted earnings per share attributable to Altria	$1.99	$1.75
Dividends declared	$1.40	$1.22
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2018	2017
Net revenues	$6,305	$6,663
Cost of sales	1,738	1,954
Excise taxes on products	1,426	1,595
Gross profit	3,141	3,114
Marketing, administration and research costs	641	574
Asset impairment and exit costs	2	12
Operating income	2,498	2,528
Interest and other debt expense, net	178	177
Net periodic benefit income, excluding service cost	(9)	(11)
Earnings from equity investment in AB InBev	(228)	(140)
Gain on AB InBev/SABMiller business combination	—	(408)
Earnings before income taxes	2,557	2,910
Provision for income taxes	680	920
Net earnings	1,877	1,990
Net earnings attributable to noncontrolling interests	(1)	(1)
Net earnings attributable to Altria	$1,876	$1,989
Per share data:
Basic and diluted earnings per share attributable to Altria	$0.99	$1.03
Dividends declared	$0.70	$0.61
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Net earnings	$3,772	$3,392
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments and other	(2)	1
Benefit plans	87	65
AB InBev	160	148
Other comprehensive earnings, net of deferred income taxes	245	214

Comprehensive earnings	4,017	3,606
Comprehensive earnings attributable to noncontrolling interests	(2)	(2)
Comprehensive earnings attributable to Altria	$4,015	$3,604
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,
	2018	2017
Net earnings	$1,877	$1,990
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments and other	(2)	1
Benefit plans	42	33
AB InBev	235	340
Other comprehensive earnings, net of deferred income taxes	275	374

Comprehensive earnings	2,152	2,364
Comprehensive earnings attributable to noncontrolling interests	(1)	(1)
Comprehensive earnings attributable to Altria	$2,151	$2,363

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Year Ended December 31, 2017 and
the Six Months Ended June 30, 2018
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2016	$935	$5,893	$36,906	$(2,052)	$(28,912)	$3	$12,773
Net earnings (1)	—	—	10,222	—	—	—	10,222
Other comprehensive earnings, net of deferred income taxes	—	—	—	155	—	—	155
Stock award activity	—	59	—	—	(35)	—	24
Cash dividends declared ($2.54 per share)	—	—	(4,877)	—	—	—	(4,877)
Repurchases of common stock	—	—	—	—	(2,917)	—	(2,917)
Balances, December 31, 2017	935	5,952	42,251	(1,897)	(31,864)	3	15,380
Net earnings (1)	—	—	3,770	—	—	—	3,770
Other comprehensive earnings, net of deferred income taxes	—	—	—	245	—	—	245
Stock award activity	—	(4)	—	—	10	—	6
Cash dividends declared ($1.40 per share)	—	—	(2,652)	—	—	—	(2,652)
Repurchases of common stock	—	—	—	—	(950)	—	(950)
Other	—	—	—	—	—	(1)	(1)
Balances, June 30, 2018	$935	$5,948	$43,369	$(1,652)	$(32,804)	$2	$15,798

(1)
Amounts attributable to noncontrolling interests for the six months ended June 30, 2018 and for the year ended December 31, 2017 exclude net earnings of $2 million and $5 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the condensed consolidated balance sheets at June 30, 2018 and December 31, 2017.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Provided by (Used in) Operating Activities
Net earnings	$3,772	$3,392
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	104	104
Deferred income tax provision	64	30
Earnings from equity investment in AB InBev	(570)	(163)
Dividends from AB InBev	477	434
Loss (gain) on AB InBev/SABMiller business combination	33	(408)
Asset impairment and exit costs, net of cash paid	(16)	(25)
Cash effects of changes:
Receivables	(2)	33
Inventories	105	55
Accounts payable	(158)	(233)
Income taxes	225	379
Accrued liabilities and other current assets	121	(63)
Accrued settlement charges	(369)	(1,478)
Pension plan contributions	(11)	(10)
Pension provisions and postretirement, net	(2)	(36)
Other	77	(66)
Net cash provided by operating activities	3,850	1,945
Cash Provided by (Used in) Investing Activities
Capital expenditures	(72)	(91)
Proceeds from finance assets	—	45
Other	(9)	(200)
Net cash used in investing activities	$(81)	$(246)

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Used in Financing Activities
Repurchases of common stock	$(950)	$(1,600)
Dividends paid on common stock	(2,585)	(2,369)
Other	(25)	(47)
Cash used in financing activities	(3,560)	(4,016)
Cash, cash equivalents and restricted cash:
Increase (decrease)	209	(2,317)
Balance at beginning of period	1,314	4,651
Balance at end of period	$1,523	$2,334

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported on Altria’s condensed consolidated balance sheets:
	At June 30, 2018	At December 31, 2017
Cash and cash equivalents	$1,430	$1,253
Restricted cash included in other current assets (1)	57	25
Restricted cash included in other assets (1)	36	36
Cash, cash equivalents and restricted cash	$1,523	$1,314
(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 9. Contingencies.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At June 30, 2018, Altria Group, Inc.’s (“Altria”) wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”), which are engaged in the manufacture and sale of super premium cigarettes and the sale of premium cigars; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria and its subsidiaries. Altria’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At June 30, 2018, Altria’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At June 30, 2018, Altria had an approximate 10.1% ownership of Anheuser-Busch InBev SA/NV (“AB InBev”), which Altria accounts for under the equity method of accounting using a one-quarter lag. Altria receives cash dividends on its interest in AB InBev if and when AB InBev pays such dividends.

Dividends and Share Repurchases

During the first quarter of 2018, Altria’s Board of Directors (the “Board of Directors”) approved a 6.1% increase in the quarterly dividend rate to $0.70 per share of Altria common stock versus the previous rate of $0.66 per share. The current annualized dividend rate is $2.80 per share. Future dividend payments remain subject to the discretion of the Board of Directors.

In July 2015, the Board of Directors authorized a $1.0 billion share repurchase program that it expanded to $3.0 billion in October 2016 and to $4.0 billion in July 2017 (as expanded, the “July 2015 share repurchase program”). In January 2018, Altria completed the July 2015 share repurchase program. Under this program, Altria repurchased a total of 58.7 million shares of its common stock at an average price of $68.15 per share (including 0.3 million shares at an average price of $71.68 in January 2018).

Following the completion of the July 2015 share repurchase program, the Board of Directors authorized a new $1.0 billion share repurchase program in January 2018 that it expanded to $2.0 billion in May 2018 (as expanded, the “January 2018 share repurchase program”). During the six and three months ended June 30, 2018, Altria repurchased 15.3 million shares and 7.6 million shares, respectively, of its common stock (at an aggregate cost of approximately $932 million and $437 million, respectively, and at an average price of $60.89 per share and $57.65 per share, respectively) under the January 2018 share repurchase program. At June 30, 2018, Altria had approximately $1,068 million remaining in the January 2018 share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Altria’s share repurchase activity was as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except per share data)
Total number of shares repurchased	15.6	22.1	7.6	14.4
Aggregate cost of shares repurchased	$950	$1,600	$437	$1,049
Average price per share of shares repurchased	$61.07	$72.47	$57.65	$72.85

Basis of Presentation

The interim condensed consolidated financial statements of Altria are unaudited. It is the opinion of Altria’s management that all adjustments necessary for a fair statement of the interim results presented have been reflected in the interim condensed consolidated financial statements. All such adjustments were of a normal recurring nature. Net revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in Altria’s Annual Report on Form 10-K for the year ended December 31, 2017.

On January 1, 2018, Altria adopted the following Accounting Standards Updates (“ASU”):

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

Altria has reclassified certain prior-period amounts to conform with the current period’s presentation due to Altria’s adoptions of ASU No. 2016-18 and ASU No. 2017-07.

ASU No. 2014-09 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. Altria has elected to apply the guidance using the modified retrospective transition method. For further discussion, see Note 2. Revenues from Contracts with Customers.

ASU No. 2016-01 addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The adoption of ASU No. 2016-01 did not impact Altria’s condensed consolidated financial statements.

ASU No. 2016-15 addresses how eight specific cash flow issues are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 did not impact Altria’s condensed consolidated statements of cash flows. In addition, Altria made an accounting policy election to continue to classify distributions received from equity method investees using the nature of distribution approach.

ASU No. 2016-18, which Altria adopted retrospectively, requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. As a result of the adoption, restricted cash of $93 million, $79 million, $61 million and $82 million at June 30, 2018, June 30, 2017, December 31, 2017 and December 31, 2016, respectively, was included in cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

ASU No. 2017-07 requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by employees during the period. The other components of net periodic pension cost and net periodic postretirement benefit cost are required to be presented in the statement of earnings separately from the service cost component and outside the subtotal of operating income. Additionally, only the service cost component is eligible for capitalization. Altria retrospectively adopted the guidance for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the statement of earnings, and prospectively adopted the capitalization of service cost. Altria used the practical expedient provided in ASU No. 2017-07 that permits Altria to use the amounts disclosed in its benefit plans note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. For the six months ended June 30, 2017, the adoption of ASU No. 2017-07 resulted in a reclassification of net periodic benefit income of $8 million and $11 million from cost of sales and marketing, administration and research costs, respectively, to net periodic benefit income, excluding service cost in Altria’s condensed consolidated statement of earnings. For the three months ended June 30, 2017, the adoption of ASU No. 2017-07 resulted in a reclassification of net periodic benefit income of $5 million and $6 million from cost of sales and marketing, administration and research costs, respectively, to net periodic benefit income, excluding service cost in Altria’s condensed consolidated statement of earnings. In addition, certain prior-period segment data has been reclassified to conform with the current period’s presentation. For further discussion, see Note 6. Segment Reporting.

For a description of recently issued accounting guidance applicable to, but not yet adopted by, Altria, see Note 11. Recent Accounting Guidance Not Yet Adopted.

Note 2. Revenues from Contracts with Customers:

On January 1, 2018, Altria adopted ASU No. 2014-09, which establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. Altria elected to apply the guidance using the modified retrospective transition method. The adoption of this guidance had no impact on the amount and timing of revenue recognized by Altria’s businesses; therefore, no adjustments were recorded to Altria’s condensed consolidated financial statements.

Altria’s businesses generate substantially all of their revenue from sales contracts with customers. While Altria’s businesses enter into separate sales contracts with each customer for each product type, all sales contracts are similarly structured. These contracts create an obligation to transfer product to the customer. Contract durations do not exceed one year; therefore, there is no significant financing component, costs to obtain contracts are expensed as incurred and unsatisfied performance obligations are not disclosed.

Altria’s businesses define net revenues as revenues, which include excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns (also referred to as returned goods) and sales incentives. Altria’s businesses exclude from the transaction price, sales taxes and value-added taxes imposed at the time of sale (which do not include excise taxes on cigarettes, cigars, smokeless tobacco or wine).

Altria’s businesses recognize revenues from sales contracts with customers upon shipment of goods when control of such products is obtained by the customer. Altria’s businesses determine that a customer obtains control of the product upon shipment when title of such product and risk of loss transfers to the customer. Altria’s businesses account for shipping and handling costs as fulfillment costs and such amounts are classified as part of cost of sales in Altria’s condensed consolidated statements of earnings. Altria’s businesses record an allowance for returned goods, based principally on historical volume and return rates, which is included in other accrued liabilities on Altria’s condensed consolidated balance sheets. Altria’s businesses record sales incentives, which consist of consumer incentives and trade promotion activities, as a reduction to revenues (a portion of which is based on amounts estimated as being due to wholesalers, retailers and consumers at the end of a period) based principally on historical volume, utilization and redemption rates. Expected payments for sales incentives are included in accrued marketing liabilities on Altria’s condensed consolidated balance sheets.

Payment terms vary depending on product type. Altria’s businesses consider payments received in advance of product shipment as deferred revenue, which is included in other accrued liabilities on Altria’s condensed consolidated balance sheets until revenue is recognized. PM USA receives payment in advance of a customer obtaining control of the product. USSTC receives substantially all payments within one business day of the customer obtaining control of the product. Ste. Michelle

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

receives substantially all payments from customers within 45 days of the customer obtaining control of the product. Amounts due from customers are included in receivables on Altria’s condensed consolidated balance sheets.

Altria’s businesses promote their products with consumer incentives, trade promotions and consumer engagement programs. These consumer incentive and trade promotion activities, which include discounts, coupons, rebates, in-store display incentives and volume-based incentives, do not create a distinct deliverable and are, therefore, recorded as a reduction of revenues. Consumer engagement program payments are made to third parties. Altria’s businesses expense these consumer engagement programs, which include event marketing, as incurred and such expenses are included in marketing, administration and research costs on Altria’s condensed consolidated statements of earnings. For interim reporting purposes, Altria’s businesses charge consumer engagement programs and certain consumer incentive expenses to operations as a percentage of sales, based on estimated sales and related expenses for the full year.

Altria disaggregates net revenues based on product type. For further discussion, see Note 6. Segment Reporting.

Altria’s businesses offer cash discounts to customers for prompt payment and calculate cash discounts as a percentage of the list price based on historical experience and agreed-upon payment terms. Altria’s businesses record an allowance for cash discounts, which is included as a contra-asset against receivables on Altria’s condensed consolidated balance sheets. There was no allowance for cash discounts at June 30, 2018 and December 31, 2017, and there were no differences between amounts recorded as an allowance for cash discounts and cash discounts subsequently given to customers.

Altria’s businesses that receive payments in advance of product shipment record such payments as deferred revenue. These payments are included in other accrued liabilities on Altria’s condensed consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue was $390 million and $267 million at June 30, 2018 and December 31, 2017, respectively. When cash is received in advance of product shipment, Altria’s businesses satisfy their performance obligations within three days of receiving payment. At June 30, 2018 and December 31, 2017, there were no differences between amounts recorded as deferred revenue and amounts subsequently recognized as revenue.

Receivables, which primarily reflect sales of wine produced and/or distributed by Ste. Michelle, were $144 million and $142 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, there were no expected differences between amounts recorded and subsequently received, and Altria’s businesses did not record an allowance for doubtful accounts against these receivables.

Altria’s businesses record an allowance for returned goods, which is included in other accrued liabilities on Altria’s condensed consolidated balance sheets. While all of Altria’s tobacco operating companies sell tobacco products with dates relative to freshness as printed on product packaging, due to the limited shelf life of USSTC’s smokeless tobacco products, it is USSTC’s policy to accept authorized sales returns from its customers for products that have passed such dates. Altria’s businesses record estimated sales returns, which are based principally on historical volume and return rates, as a reduction to revenues. Actual sales returns will differ from estimated sales returns to the extent actual results differ from estimated assumptions. Altria’s businesses reflect differences between actual and estimated sales returns in the period in which the actual amounts become known. These differences, if any, have not had a significant impact on Altria’s condensed consolidated financial statements. All returned goods are destroyed upon return and not included in inventory. Consequently, Altria’s businesses do not record an asset for their right to recover goods from customers upon return.

Sales incentives include variable payments related to goods sold by Altria’s businesses. Altria’s businesses include estimates of variable consideration as a reduction to revenues upon shipment of goods to customers. The sales incentives that require significant estimates and judgments are as follows:

Price promotion payments- Altria’s businesses make price promotion payments, substantially all of which are made to their retail partners to incent the promotion of certain product offerings in select geographic areas.

Wholesale and retail participation payments- Altria’s businesses make payments to their wholesale and retail partners to incent merchandising and sharing of sales data in accordance with each business’s trade agreements.

These estimates primarily include estimated wholesale to retail sales volume and historical acceptance rates. Actual payments will differ from estimated payments to the extent actual results differ from estimated assumptions. Differences between actual

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

and estimated payments are reflected in the period such information becomes available. These differences, if any, have not had a significant impact on Altria’s condensed consolidated financial statements.

Note 3. Benefit Plans:

Components of Net Periodic Benefit Cost (Income)

Net periodic benefit cost (income) consisted of the following:

	For the Six Months Ended June 30,				For the Three Months Ended June 30,
	Pension		Postretirement		Pension		Postretirement
	2018	2017	2018	2017	2018	2017	2018	2017
	(in millions)
Service cost	$41	$38	$9	$9	$20	$19	$5	$5
Interest cost	138	144	37	40	70	72	18	20
Expected return on plan assets	(292)	(300)	(9)	—	(146)	(150)	(4)	—
Amortization:
Net loss	112	98	17	16	55	48	8	8
Prior service cost (credit)	2	2	(21)	(19)	1	1	(11)	(10)
Net periodic benefit cost (income)	$1	$(18)	$33	$46	$—	$(10)	$16	$23

Employer Contributions

Altria makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service (“IRS”) regulations. Employer contributions of $11 million were made to Altria’s pension plans during the six months ended June 30, 2018. Currently, Altria anticipates making additional employer contributions to its pension plans during the remainder of 2018 of up to approximately $30 million, based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, changes in interest rates or other considerations. In December 2017, Altria made a contribution of $270 million to a trust to fund certain postretirement benefits. Prior to this contribution, Altria’s postretirement plans were not funded. Altria did not make any employer contributions to its postretirement plans during the six months ended June 30, 2018. Currently, Altria anticipates making employer contributions to its postretirement plans of up to approximately $70 million in 2018. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on postretirement assets or other considerations.

Note 4. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net earnings attributable to Altria	$3,770	$3,390	$1,876	$1,989
Less: Distributed and undistributed earnings attributable to share-based awards	(5)	(5)	(3)	(3)
Earnings for basic and diluted EPS	$3,765	$3,385	$1,873	$1,986

Weighted-average shares for basic and diluted EPS	1,895	1,933	1,891	1,928

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria:

	For the Six Months Ended June 30, 2018
	Benefit Plans	AB InBev		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2017	$(1,839)	$(54)		$(4)	$(1,897)

Other comprehensive earnings (losses) before reclassifications	—	225		(2)	223
Deferred income taxes	—	(50)		—	(50)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	175		(2)	173

Amounts reclassified to net earnings	118	(20)		—	98
Deferred income taxes	(31)	5		—	(26)
Amounts reclassified to net earnings, net of deferred income taxes	87	(15)		—	72

Other comprehensive earnings (losses), net of deferred income taxes	87	160	(1)	(2)	245

Balances, June 30, 2018	$(1,752)	$106		$(6)	$(1,652)

	For the Three Months Ended June 30, 2018
	Benefit Plans	AB InBev		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, March 31, 2018	$(1,794)	$(129)		$(4)	$(1,927)

Other comprehensive earnings (losses) before reclassifications	—	306		(2)	304
Deferred income taxes	—	(66)		—	(66)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	240		(2)	238

Amounts reclassified to net earnings	57	(7)		—	50
Deferred income taxes	(15)	2		—	(13)
Amounts reclassified to net earnings, net of deferred income taxes	42	(5)		—	37

Other comprehensive earnings (losses), net of deferred income taxes	42	235	(1)	(2)	275

Balances, June 30, 2018	$(1,752)	$106		$(6)	$(1,652)

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Six Months Ended June 30, 2017
	Benefit Plans	AB InBev		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2016	$(2,048)	$—		$(4)	$(2,052)

Other comprehensive earnings before reclassifications	—	225		1	226
Deferred income taxes	—	(78)		—	(78)
Other comprehensive earnings before reclassifications, net of deferred income taxes	—	147		1	148

Amounts reclassified to net earnings	106	2		—	108
Deferred income taxes	(41)	(1)		—	(42)
Amounts reclassified to net earnings, net of deferred income taxes	65	1		—	66

Other comprehensive earnings, net of deferred income taxes	65	148	(1)	1	214

Balances, June 30, 2017	$(1,983)	$148		$(3)	$(1,838)

	For the Three Months Ended June 30, 2017
	Benefit Plans	AB InBev		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, March 31, 2017	$(2,016)	$(192)		$(4)	$(2,212)

Other comprehensive earnings before reclassifications	—	521		1	522
Deferred income taxes	—	(182)		—	(182)
Other comprehensive earnings before reclassifications, net of deferred income taxes	—	339		1	340

Amounts reclassified to net earnings	52	2		—	54
Deferred income taxes	(19)	(1)		—	(20)
Amounts reclassified to net earnings, net of deferred income taxes	33	1		—	34

Other comprehensive earnings, net of deferred income taxes	33	340	(1)	1	374

Balances, June 30, 2017	$(1,983)	$148		$(3)	$(1,838)
(1) Primarily reflects currency translation adjustments.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Benefit Plans: (1)
Net loss	$137	$123	$67	$61
Prior service cost/credit	(19)	(17)	(10)	(9)
	118	106	57	52

AB InBev (2)	(20)	2	(7)	2

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$98	$108	$50	$54
(1) Amounts are included in net defined benefit plan costs. For further details, see Note 3. Benefit Plans.
(2) Amounts are primarily included in earnings from equity investment in AB InBev.

Note 6. Segment Reporting:

The products of Altria’s subsidiaries include smokeable tobacco products, consisting of combustible cigarettes manufactured and sold by PM USA and Nat Sherman, machine-made large cigars and pipe tobacco manufactured and sold by Middleton and premium cigars sold by Nat Sherman; smokeless tobacco products, consisting of moist smokeless tobacco and snus products manufactured and sold by USSTC; and wine produced and/or distributed by Ste. Michelle. The products and services of these subsidiaries constitute Altria’s reportable segments of smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in all other.

As discussed in Note 1. Background and Basis of Presentation, on January 1, 2018, Altria adopted ASU 2017-07, which resulted in a change to prior-period operating income. As a result, certain immaterial prior-period operating companies income (loss) data has been reclassified to conform with the current period’s presentation.

Altria’s chief operating decision maker (the “CODM”) reviews operating companies income to evaluate the performance of, and allocate resources to, the segments. Operating companies income for the segments is defined as operating income before general corporate expenses and amortization of intangibles. Interest and other debt expense, net, net periodic benefit cost/income, excluding service cost, and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by the CODM.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net revenues:
Smokeable products	$10,960	$11,380	$5,546	$5,922
Smokeless products	1,104	1,030	579	564
Wine	308	290	166	150
All other	41	46	14	27
Net revenues	$12,413	$12,746	$6,305	$6,663
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$4,239	$4,260	$2,201	$2,224
Smokeless products	715	593	377	347
Wine	44	46	27	25
All other	(83)	(21)	(57)	(8)
Amortization of intangibles	(10)	(10)	(5)	(5)
General corporate expenses	(91)	(101)	(45)	(55)
Operating income	4,814	4,767	2,498	2,528
Interest and other debt expense, net	(344)	(356)	(178)	(177)
Net periodic benefit income, excluding service cost	16	19	9	11
Earnings from equity investment in AB InBev	570	163	228	140
(Loss) gain on AB InBev/SABMiller business combination	(33)	408	—	408
Earnings before income taxes	$5,023	$5,001	$2,557	$2,910

The comparability of operating companies income for the reportable segments was affected by the following:

Non-Participating Manufacturer (“NPM”) Adjustment Items - Pre-tax (income) expense for NPM adjustment items was recorded in Altria’s condensed consolidated statements of earnings as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Smokeable products segment	$(145)	$(8)	$(77)	$—
Interest and other debt expense, net	—	7	—	—
Total	$(145)	$(1)	$(77)	$—

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Tobacco and Health Litigation Items - Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria’s condensed consolidated statements of earnings as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Smokeable products segment	$84	$16	$60	$15
Interest and other debt expense, net	14	2	10	2
Total	$98	$18	$70	$17

During the six and three months ended June 30, 2018, PM USA recorded pre-tax charges of $84 million and $60 million, respectively, in marketing, administration and research costs, all of which related to Engle progeny cases. In addition, during the six and three months ended June 30, 2018, PM USA recorded $14 million and $10 million, respectively, in interest costs, all of which related to these cases. For further discussion, see Note 9. Contingencies.

During the second quarter of 2017, PM USA recorded pre-tax charges of $15 million in marketing, administration and research costs and $2 million in interest costs, all of which related to Engle progeny cases. For further discussion, see Note 9. Contingencies.

Smokeless Products Recall - During the first quarter of 2017, USSTC voluntarily recalled certain smokeless tobacco products manufactured at its Franklin Park, Illinois facility due to a product tampering incident (the “Recall”). USSTC estimated that the Recall reduced smokeless products segment operating companies income by approximately $60 million in the first quarter of 2017.

Asset Impairment, Exit and Implementation Costs - In October 2016, Altria announced the consolidation of certain of its operating companies’ manufacturing facilities to streamline operations and achieve greater efficiencies. In the first quarter of 2018, Middleton completed the transfer of its Limerick, Pennsylvania operations to the Manufacturing Center site in Richmond, Virginia (“Richmond Manufacturing Center”), and USSTC completed the transfer of its Franklin Park, Illinois operations to its Nashville, Tennessee facility and the Richmond Manufacturing Center. The pre-tax charges related to the consolidation are substantially complete.

Pre-tax asset impairment, exit and implementation costs recorded in connection with the facilities consolidation consisted of the following:

	For the Six Months Ended June 30, 2018			For the Six Months Ended June 30, 2017
	Asset Impairment and Exit Costs	Implementation Costs (1)	Total	Asset Impairment and Exit Costs	Implementation Costs (1)	Total
	(in millions)
Smokeable products	$1	$2	$3	$2	$12	$14
Smokeless products	3	3	6	14	28	42
Total	$4	$5	$9	$16	$40	$56

	For the Three Months Ended June 30, 2018			For the Three Months Ended June 30, 2017
	Asset Impairment and Exit Costs	Implementation Costs (1)	Total	Asset Impairment and Exit Costs	Implementation Costs (1)	Total
	(in millions)
Smokeable products	$1	$1	$2	$1	$7	$8
Smokeless products	1	3	4	11	10	21
Total	$2	$4	$6	$12	$17	$29

(1) The pre-tax implementation costs were included in cost of sales in Altria’s condensed consolidated statements of earnings.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7. Debt:

At June 30, 2018 and December 31, 2017, Altria had no short-term borrowings.

Long-term Debt

Altria’s estimate of the fair value of its debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria’s total long-term debt at June 30, 2018 and December 31, 2017, was $14.3 billion and $15.3 billion, respectively, as compared with its carrying value of $13.9 billion for each period.

At June 30, 2018 and December 31, 2017, accrued interest on long-term debt of $219 million was included in other accrued liabilities on Altria’s condensed consolidated balance sheets.

Note 8. Income Taxes:

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The main provisions of the Tax Reform Act that impact Altria include: (i) a reduction in the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018, and (ii) changes in the treatment of foreign-source income, commonly referred to as a modified territorial tax system. The transition to a modified territorial tax system required Altria to record a deemed repatriation tax and an associated tax basis benefit in 2017. Substantially all of the deemed repatriation tax was related to Altria’s share of AB InBev’s accumulated earnings. Dividends received from AB InBev beginning in 2017, to the extent that such dividends represent previously taxed income attributable to the deemed repatriation tax, result in an associated tax basis expense, which reverses the tax basis benefit recorded in 2017. The Tax Reform Act also includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries. Altria made an accounting policy election to treat taxes due under the GILTI provision as a current period expense.

The income tax rate of 24.9% for the six months ended June 30, 2018 decreased 7.3 percentage points from the six months ended June 30, 2017. The income tax rate of 26.6% for the three months ended June 30, 2018 decreased 5.0 percentage points from the three months ended June 30, 2017. These decreases were due primarily to the following:

▪	a reduction in tax expense in 2018 from the decrease in the U.S. federal statutory corporate income tax rate as a result of the Tax Reform Act;
partially offset by:

▪
tax benefits of $152 million in 2017 related primarily to the effective settlement in June 2017 of the IRS audit of Altria and its consolidated subsidiaries’ 2010-2013 tax years, of which $110 million was recorded in the second quarter of 2017;

▪
tax expense of $82 million in 2018, resulting from a partial reversal of the tax basis benefit associated with the deemed repatriation tax, of which $41 million was recorded in the second quarter of 2018; and

▪
tax expense of $34 million in the second quarter of 2018 for a valuation allowance on foreign tax credit carryforwards that are not realizable as a result of updates to the provisional estimates recorded in 2017 for the Tax Reform Act.

During the six and three months ended June 30, 2018, Altria recorded net tax expense of $2 million and $13 million, respectively, as adjustments to the provisional estimates recorded in 2017 for the tax basis adjustment and the deemed repatriation tax attributable to the Tax Reform Act. Altria may be required to adjust these provisional estimates based on (i) additional guidance related to, or interpretation of, the Tax Reform Act and associated tax laws and (ii) additional information to be received from AB InBev, including information regarding AB InBev’s accumulated earnings and associated taxes for the 2016 and 2017 tax years. This additional guidance and information could result in increases or decreases to the provisional estimates, which may be significant in relation to these estimates. Altria will record any such adjustments in 2018.

Altria is subject to income taxation in many jurisdictions. Uncertain tax positions reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within the control of Altria. At June 30, 2018, Altria’s total unrecognized tax benefits were $68 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at June 30, 2018 was $43 million, along with $25 million

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

affecting deferred taxes. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $39 million. At December 31, 2017, Altria’s total unrecognized tax benefits were $66 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2017 was $43 million, along with $23 million affecting deferred taxes.

Note 9. Contingencies:

Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria and its subsidiaries, including PM USA and UST and its subsidiaries, as well as their respective indemnitees. Various types of claims may be raised in these proceedings, including product liability, consumer protection, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of competitors or distributors.

Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related and other litigation are or can be significant and, in certain cases, have ranged in the billions of dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. In certain cases, plaintiffs claim that defendants’ liability is joint and several. In such cases, Altria or its subsidiaries may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, Altria or its subsidiaries under certain circumstances may have to pay more than their proportionate share of any bonding- or judgment-related amounts. Furthermore, in those cases where plaintiffs are successful, Altria or its subsidiaries may also be required to pay interest and attorneys’ fees.

Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 47 states and Puerto Rico limit the dollar amount of bonds or require no bond at all. As discussed below, however, tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. States, including Florida, may also seek to repeal or alter bond cap statutes through legislation. Although Altria cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria, or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.

Altria and its subsidiaries record provisions in the condensed consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except to the extent discussed elsewhere in this Note 9. Contingencies: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the condensed consolidated financial statements for unfavorable outcomes, if any. Litigation defense costs are expensed as incurred.

Altria and its subsidiaries have achieved substantial success in managing litigation. Nevertheless, litigation is subject to uncertainty and significant challenges remain. It is possible that the consolidated results of operations, cash flows or financial position of Altria, or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Altria and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. Each of the companies has defended, and will continue to defend, vigorously against litigation challenges. However, Altria and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria to do so.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Overview of Altria and/or PM USA Tobacco-Related Litigation

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria as of July 23, 2018, July 24, 2017 and July 22, 2016:

	July 23, 2018	July 24, 2017	July 22, 2016
Individual Smoking and Health Cases (1)	97	90	62
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	3	4	5
Health Care Cost Recovery Actions (3)	1	1	1
“Lights/Ultra Lights” Class Actions	3	4	9
(1) Includes 27 cases filed in Massachusetts and 38 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Class Action). Also does not include 1,491 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. In March 2018, 923 of these cases were voluntarily dismissed without prejudice.
(2) The 2016 and 2017 pending cases include as one case the 30 civil actions that were to be tried in six consolidated trials in West Virginia (In re: Tobacco Litigation). PM USA was a defendant in nine of the 30 cases. The parties agreed to resolve the cases for an immaterial amount and in the second quarter of 2018, the court dismissed all 30 cases.
(3) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

International Tobacco-Related Cases

As of July 23, 2018, PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant. PM USA and Altria are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.

Tobacco-Related Cases Set for Trial

As of July 23, 2018, 10 Engle progeny cases are set for trial through September 30, 2018. In addition, there is one individual smoking and health case against PM USA set for trial during this period. Cases against other companies in the tobacco industry may also be scheduled for trial during this period. Trial dates are subject to change.

Trial Results

Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 63 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 42 of the 63 cases. These 42 cases were tried in Alaska (1), California (7), Connecticut (1), Florida (10), Louisiana (1), Massachusetts (2), Mississippi (1), Missouri (4), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2). A motion for a

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

new trial was granted in one of the cases in Florida and in the case in Alaska. In the Alaska case (Hunter), the jury returned a verdict in favor of PM USA in April 2018 in the third trial of this case. In May 2018, plaintiff filed a motion for a new trial, which the court denied.

Of the 21 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 19 have reached final resolution.

As of July 23, 2018, 121 state and federal Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court’s Engle decision as follows: 66 verdicts were returned in favor of plaintiffs; 45 verdicts were returned in favor of PM USA. Eight verdicts that were initially returned in favor of plaintiff were reversed post-trial or on appeal and remain pending and two verdicts in favor of PM USA were reversed for a new trial. See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of these verdicts.

Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation)

After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments and settlements (including related costs and fees) totaling approximately $571 million and interest totaling approximately $194 million as of June 30, 2018. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $179 million, interest totaling approximately $32 million and payment of approximately $43 million in connection with the Federal Engle Agreement, discussed below.

The changes in Altria’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below are as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Accrued liability for tobacco and health litigation items at beginning of period (1)	$106	$47	$111	$47
Pre-tax charges for:
Tobacco and health judgments	84	16	60	15
Related interest costs	14	2	10	2
Payments (1)	(97)	(18)	(74)	(17)
Accrued liability for tobacco and health litigation items at end of period (1)	$107	$47	$107	$47
(1) Includes amounts related to the costs of implementing the corrective communications remedy related to the Federal Government’s Lawsuit discussed below.

The accrued liability for tobacco and health litigation items, including related interest costs, was included in liabilities on Altria’s condensed consolidated balance sheets. Pre-tax charges for tobacco and health judgments were included in marketing, administration and research costs on Altria’s condensed consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net on Altria’s condensed consolidated statements of earnings.

Security for Judgments

To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of June 30, 2018, PM USA has posted appeal bonds totaling approximately $93 million, which have been collateralized with cash deposits that are included in assets on the condensed consolidated balance sheet.

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

Gentile: In October 2017, a jury in a Florida state court returned a verdict in favor of plaintiff, awarding approximately $7.1 million in compensatory damages and allocating 75% of the fault to PM USA (an amount of approximately $5.3 million). Subsequently, in October 2017, PM USA filed various post-trial motions. In April 2018, the trial court denied defendant’s post-trial motions and entered final judgment in favor of plaintiff. Also in April 2018, PM USA posted a bond in the amount of approximately $8 million. In May 2018, PM USA filed a notice of appeal to the Florida Fourth District Court of Appeal.

Bullock: In December 2015, a jury in the U.S. District Court for the Central District of California returned a verdict in favor of plaintiff, awarding $900,000 in compensatory damages. On appeal, the U.S. Court of Appeals for the Ninth Circuit affirmed the judgment. In the fourth quarter of 2017, PM USA recorded a provision on its consolidated balance sheet of approximately $1 million for the judgment, interest and associated costs. In the first quarter of 2018, PM USA paid this amount, concluding this litigation.

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

Engle Progeny Cases

The deadline for filing Engle progeny cases, as required by the Florida Supreme Court’s Engle decision, expired in January 2008. As of July 23, 2018, approximately 2,300 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 3,000 state court plaintiffs.  Because of a number of factors, including, but not limited to, docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the Federal Engle Agreement (discussed below) resolved nearly all Engle progeny cases pending in federal court, as of July 23, 2018, approximately 8 cases were pending against PM USA in federal court representing the cases excluded from that agreement.

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

Engle Progeny Trial Results

As of July 23, 2018, 121 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Sixty-six verdicts were returned in favor of plaintiffs and eight verdicts (Skolnick, Calloway, Pollari, McCoy, Duignan, Caprio, Oshinsky-Blacker and McCall) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending. Skolnick was remanded for a new trial on plaintiff’s concealment and conspiracy claims; Calloway was reversed and remanded for a new trial on an appellate finding that improper arguments by plaintiff’s counsel deprived defendants of a fair trial; Pollari and McCoy were reversed and remanded for a new trial on an appellate finding that the trial court erred in admitting certain materials into evidence that deprived defendants of a fair trial; Duignan was reversed and remanded for a new trial on an appellate finding that the trial judge erred in responding to a question from the jury during deliberations; Caprio was reversed post-trial after defendants agreed to voluntarily dismiss their appeal in exchange for a full retrial; Oshinsky-Blacker was reversed post-trial based on plaintiff’s counsel’s improper arguments at trial; and McCall was reversed based on an appellate finding that the trial judge erred in instructing the jury on the warning labels on cigarette packs.

Forty-five verdicts were returned in favor of PM USA, of which 36 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of July 23, 2018. Two verdicts (D. Cohen and Collar) that were returned in favor of PM USA were subsequently reversed for new trials. The juries in the Reider and Banks cases returned zero damages verdicts in favor of PM USA. The juries in the Weingart and Hancock cases returned verdicts against PM USA awarding no damages, but the trial court in each case granted an additur.

The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists such cases that are pending as of July 23, 2018; the second chart lists such cases that

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

were pending within the previous 12 months, but that are now concluded. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault (see Engle Progeny Appellate Issues below for a discussion of the Florida Supreme Court’s decision in Schoeff).

Currently-Pending Engle Cases
_______________________________________________________________________________________________________________________________
Plaintiff: Kaplan
Date: June 2018
Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of approximately $2.1 million.  The jury also awarded $2.3 million in punitive damages against PM USA.
Post-Trial Developments:
In July 2018, the trial court entered final judgment in favor of plaintiff and defendants filed various post-trial motions, including motions for a new trial and to set aside the verdict.
_______________________________________________________________________________________________________________________________
Plaintiff: Landi
Date: June 2018
Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of $8 million. The jury also awarded $5 million in punitive damages against PM USA.
Post-Trial Developments:
In June 2018, the trial court entered final judgment in favor of plaintiff and defendants filed various post-trial motions, including motions for a new trial and to set aside the verdict.
_______________________________________________________________________________________________________________________________
Plaintiff: Theis
Date: May 2018
Verdict:
A Sarasota County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of $7 million. The jury also awarded $10 million in punitive damages against PM USA.
Post-Trial Developments:
In June 2018, the trial court entered final judgment in favor of plaintiff and defendants filed various post-trial motions, including motions to set aside various portions of the verdict and for a new trial or, in the alternative, for remittitur of the damages awards.
_______________________________________________________________________________________________________________________________
Plaintiff: Freeman
Date: March 2018
Verdict:
An Alachua County jury returned a verdict in favor of plaintiff and against PM USA awarding compensatory damages of $4 million. The jury did not award any punitive damages.
Post-Trial Developments:
In March 2018, the trial court entered final judgment in favor of plaintiff and PM USA filed various post-trial motions, including motions to enter judgment in defendant’s favor and for a new trial. In April 2018, the trial court denied all post-trial motions. In May 2018, PM USA filed a notice of appeal to the Florida First District Court of Appeal and posted a bond in the amount of $4 million.
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
Post-Trial Developments:
In February 2018, the trial court entered final judgment in favor of plaintiff and defendants filed various post-trial motions, including motions to enter judgment in defendants’ favor and for a new trial, which the trial court denied in May 2018. Also in February 2018, defendants filed a notice of appeal to the Florida Third District Court of Appeal and posted a bond in the amount of $2.5 million.
______________________________________________________________________________________________________
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
Post-Trial Developments:
In November 2017, defendants filed post-trial motions, including for a new trial or remittitur of the damages awards. In December 2017, the court denied certain post-trial motions. In January 2018, the court denied the remaining post-trial motions and entered final judgment against PM USA and R.J. Reynolds. In February 2018, defendants filed a notice of appeal to the Florida Fifth District Court of Appeal and posted a bond in the amount of approximately $3 million, and plaintiff cross-appealed.
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
Post-Trial Developments:
In April 2017, PM USA filed motions for a new trial and for a directed verdict, and plaintiff filed a motion for a new trial on punitive damages. In January 2018, the trial court granted plaintiff’s motion for a new trial on punitive damages, denied PM USA’s post-trial motions, and PM USA filed a notice of appeal to the Florida Third District Court of Appeal. In February 2018, plaintiff cross-appealed. In April 2018, the trial court entered an amended final judgment in favor of plaintiff. In May 2018, PM USA filed a notice of appeal to the Florida Third District Court of Appeal to review the amended final judgment and posted a bond in the amount of $1 million.
________________________________________________________________________________________________________________________________
Plaintiff: Santoro
Date: March 2017
Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds and Liggett Group LLC (“Liggett Group”) awarding compensatory damages of $1.6 million. The jury also awarded plaintiff $100,000 in punitive damages against PM USA.
Post-Trial Developments:
In April 2017, the trial court entered final judgment in favor of plaintiff with a deduction for plaintiff’s comparative fault and defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. In December 2017, the trial court granted defendants’ motion to set aside the verdict as to all claims except plaintiff’s conspiracy claim. In January 2018, plaintiff filed a motion to amend the final judgment to award the full compensatory damages without reduction for plaintiff’s comparative fault. In May 2018, the trial court denied defendants’ remaining post-trial motions, but set aside the punitive damages award. The trial court also granted plaintiff’s motion to amend the final judgment to award full compensatory damages. In June 2018, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and plaintiff filed a notice of cross-appeal. PM USA subsequently posted a bond in the amount of $535,000.
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
Post-Trial Developments:
In December 2016, the trial court entered final judgment in favor of plaintiff. In January 2017, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial or, in the alternative, for remittitur of the jury’s damages awards. In February 2017, the court granted defendants’ alternative motion for remittitur, reducing the compensatory damages award against PM USA and R.J. Reynolds to approximately $5.2 million. Also in February 2017, defendants filed a renewed motion to alter or amend the judgment, which the court denied in April 2017. In March 2017, defendants filed a notice of appeal to the Florida First District Court of Appeal and plaintiff cross-appealed. In April 2017, PM USA posted a bond in the amount of $2.5 million. In June 2018, the Florida First District Court of Appeal issued a per curiam decision affirming the trial court’s judgment against defendants. In the second quarter of 2018, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $9 million for the judgment and interest.
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
Post-Trial Developments:
In October 2016, PM USA and R.J. Reynolds filed motions to set aside the verdict and for a directed verdict. In March 2017, the trial court vacated the verdict, ordered a new trial based on plaintiff’s counsel’s improper arguments at trial and denied defendants’ remaining post-trial motions. Also in March 2017, plaintiff filed a notice of appeal to the Florida Fourth District Court of Appeal and defendants cross-appealed. In July 2018, the Florida Fourth District Court of Appeal affirmed the trial court’s grant of a new trial.
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
______________________________________________________________________________________________________________________________
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
Post-Trial Developments:
In August 2015, the trial court entered final judgment against PM USA and reduced the compensatory damages to approximately $6.4 million. PM USA filed various post-trial motions, including motions to set aside the verdict and for a new trial, which the court denied in December 2015. PM USA subsequently filed a notice of appeal to the Florida First District Court of Appeal and plaintiff cross-appealed. In April 2018, the Florida First District Court of Appeal issued a per curiam decision affirming the trial court’s judgment in favor of plaintiff and PM USA filed a motion for rehearing, which the court denied in May 2018. In the second quarter of 2018, PM USA posted a bond in the amount of approximately $9.6 million and recorded a provision on its condensed consolidated balance sheet of approximately $11 million for the judgment and interest.
______________________________________________________________________________________________________
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Post-Trial Developments:
In May 2015, the trial court entered final judgment and PM USA posted a bond in the amount of $5 million. Additionally, PM USA filed post-trial motions, including motions to set aside the verdict and for a new trial, as well as filed a notice of appeal to the Florida First District Court of Appeal. In August 2015, the trial court denied the last of PM USA’s post-trial motions and plaintiff cross-appealed. In April 2018, the Florida First District Court of Appeal issued a per curiam decision affirming the trial court’s judgment against PM USA. In May 2018, PM USA filed a motion for rehearing, rehearing en banc or for certification of a question to the Florida Supreme Court, which the court denied. In the second quarter of 2018, PM USA increased its bond by approximately $1.4 million and recorded a provision on its condensed consolidated balance sheet of approximately $7 million for the judgment and interest.
________________________________________________________________________________________________________________________________
Plaintiff: Gore
Date: March 2015
Verdict:
An Indian River County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $2 million in compensatory damages.
Post-Trial Developments:
In April 2015, defendants filed post-trial motions, including motions to set aside the verdict and for a new trial. In September 2015, the trial court entered final judgment against PM USA and R.J. Reynolds. In October 2015, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and plaintiff cross-appealed. PM USA subsequently posted a bond in the amount of $460,000. In February 2018, the Florida Fourth District Court of Appeal affirmed the judgment in favor of plaintiff and granted plaintiff leave to seek a new trial on punitive damages. In the first quarter of 2018, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $1 million for the judgment and interest. In July 2018, the trial court entered final judgment on the compensatory damages award and reserved jurisdiction for plaintiff to seek punitive damages.
______________________________________________________________________________________________________
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
Post-Trial Developments:
In March 2015, PM USA filed various post-trial motions, including motions to set aside the verdict and motions for a new trial. In April 2015, the trial court entered final judgment. In June 2015, the trial court denied PM USA’s post-trial motions, and PM USA posted a bond in the amount of $5 million. PM USA also filed a notice of appeal to the Florida Fourth District Court of Appeal in June 2015. In January 2017, the Florida Fourth District Court of Appeal issued a decision largely affirming the trial court’s judgment against PM USA, but remanded the case to the trial court to amend the final judgment to apply the comparative fault deduction to the compensatory damages award. In February 2017, PM USA filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court; plaintiff also filed a notice to invoke the jurisdiction of the Florida Supreme Court challenging the comparative fault reduction. In March 2017, the Florida Supreme Court stayed the appeal pending its decisions in Marotta and Schoeff, discussed below under Engle Progeny Appellate Issues. In April 2017, the Florida Supreme Court rejected R.J. Reynolds’s federal preemption defense in Marotta. In December 2017, the Florida Supreme Court held in Schoeff that comparative fault does not reduce compensatory damages awards for intentional torts. As a result, in the fourth quarter of 2017, PM USA recorded a provision on its consolidated balance sheet of approximately $20 million for the judgment and interest. In February 2018, PM USA increased its bond by $10 million. In June 2018, the Florida Supreme Court denied PM USA’s and plaintiff’s request for review, thereby reinstating the comparative fault reduction and PM USA decreased the provision recorded on its consolidated balance sheet to approximately $17 million. In June 2018, plaintiff filed a motion for rehearing in the Florida Supreme Court seeking to remove the comparative fault reduction.
______________________________________________________________________________________________________
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
______________________________________________________________________________________________________________________________
Plaintiff: Perrotto
Date: November 2014
Verdict:
A Palm Beach County jury returned a verdict against PM USA, R.J. Reynolds and Lorillard awarding plaintiff approximately $4.1 million in compensatory damages and allocating 25% of the fault to PM USA (an amount of approximately $1 million).
Post-Trial Developments:
In December 2014, plaintiff filed a motion for a new trial. In May 2016, the court granted plaintiff’s motion for a new trial on punitive damages, citing the Soffer decision, discussed below under Engle Progeny Appellate Issues. In September 2016, the

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

court denied defendants’ post-trial motions. In June 2018, a jury returned a verdict on punitive damages in favor of PM USA; PM USA posted a bond in the amount of approximately $1 million and plaintiff filed a motion for a new trial. In July 2018, the court entered final judgment awarding plaintiff approximately $1 million in compensatory damages against PM USA.
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
Post-Trial Developments:
In November 2014, PM USA filed various post-trial motions and, in January 2015, the trial court denied PM USA’s motions for a new trial and for remittitur, but entered final judgment with a deduction for plaintiff’s comparative fault. In February 2015, defendants filed a notice of appeal to the Florida Second District Court of Appeal and plaintiff cross-appealed. PM USA posted a bond in the amount of $3.98 million. In April 2017, the Florida Second District Court of Appeal rejected PM USA’s grounds for appeal and affirmed the judgment, but ruled that the trial court should not have applied the comparative fault deduction. The court remanded the case to the trial court to amend the judgment to award plaintiff the full amount of the jury’s compensatory damages award and also separately ruled that plaintiff is entitled to attorneys’ fees. In May 2017, defendants filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court on the merits and on the attorneys’ fees issue. The Florida Supreme Court stayed consideration of its jurisdiction on the merits appeal pending its ruling in Schoeff, discussed below under Engle Progeny Appellate Issues. In December 2017, the Florida Supreme Court held in Schoeff that comparative fault does not reduce compensatory damages awards for intentional torts. In February 2018, PM USA requested that the Florida Supreme Court remand the case to the Second District Court of Appeal for further consideration and PM USA increased its bond by approximately $11 million. In June 2018, the Florida Supreme Court denied PM USA’s request to remand the case for further consideration. In the second quarter of 2018, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $41 million for the judgment and interest.
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
Post-Trial Developments:
The trial court entered final judgment. In December 2014, defendants filed various post-trial motions, including a renewed motion for judgment or for a new trial. Plaintiff agreed to waive the bond for the appeal. In May 2015, the trial court deferred further briefing on the post-trial motions pending the Eleventh Circuit’s final disposition in the Graham and Searcy cases, discussed below under Engle Progeny Appellate Issues. In June 2017, the trial court lifted the stay on the post-trial motions and, in June 2018, denied defendants’ post-trial motions. In July 2018, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit.
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
______________________________________________________________________________________________________
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
______________________________________________________________________________________________________
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
Post-Trial Developments:
In December 2015, PM USA filed a motion to set aside the verdict and for judgment in accordance with its motion for directed verdict. In January 2016, the trial court entered final judgment against PM USA with a deduction for plaintiff’s comparative fault and plaintiff filed a notice of appeal to the Florida Fourth District Court of Appeal. Additionally, the trial court denied PM USA’s post-trial motions and PM USA cross-appealed. In June 2017, the Florida Fourth District Court of Appeal issued a per curiam affirmance of the final judgment against PM USA. In July 2017, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court and, in August 2017, the Florida Supreme Court stayed the case pending Schoeff, discussed below under Engle Progeny Appellate Issues. In December 2017, the Florida Supreme Court held in Schoeff that comparative fault does not reduce compensatory damages awards for intentional torts. As a result, in the fourth quarter of 2017, PM USA recorded a provision on its consolidated balance sheet of approximately $1 million for the judgment and interest. In March 2018, the Florida Supreme Court accepted jurisdiction of plaintiff’s petition for review and remanded the case for reconsideration in light of the Schoeff decision. Also in March 2018, PM USA posted a bond in the amount of $157,500. In April 2018, the Fourth District Court of Appeal reversed and remanded the case to the trial court to amend the final judgment to award plaintiff the full amount of the jury’s compensatory damages. PM USA paid the judgment and interest in the amount of approximately $1 million in May 2018.
______________________________________________________________________________________________________
Plaintiff: Howles
Date: November 2016
Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of $4 million and allocating 50% of the fault to PM USA (an amount of $2 million). The jury also awarded plaintiff $3 million in punitive damages against PM USA.
Post-Trial Developments:
In November 2016, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial, which the court denied in December 2016. Also in December 2016, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal. In March 2018, the Florida Fourth District Court of Appeal affirmed the judgment in favor of plaintiff. In the first quarter of 2018, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $6 million for the judgment, interest and associated costs and paid this amount in May 2018.
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
Post-Trial Developments:
In May 2016, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial, all of which the court denied and entered final judgment in favor of plaintiff with a deduction for plaintiff’s comparative fault. In June 2016, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and PM USA posted a bond in the amount of approximately $1.5 million. In August 2017, the Florida Fourth District Court of Appeal

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

affirmed the final judgment in favor of plaintiff. In September 2017, defendants petitioned the Florida Fourth District Court of Appeal for panel rehearing or for rehearing en banc, which the court denied in October 2017. In November 2017, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, which was denied in March 2018. In the first quarter of 2018, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $10 million for the judgment, interest and associated costs and increased its bond by approximately $3 million. PM USA paid the judgment, interest and associated costs in the amount of approximately $10 million in May 2018.
______________________________________________________________________________________________________
Plaintiff: Griffin
Date: June 2014
Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA awarding approximately $1.27 million in compensatory damages and allocating 50% of the fault to PM USA (an amount of approximately $630,000).
Post-Trial Developments:
The trial court entered final judgment against PM USA in July 2014 with a deduction for plaintiff’s comparative fault. In August 2014, PM USA filed a motion to amend the judgment to reduce plaintiff’s damages by the amount paid by collateral sources, which the court denied in September 2014. In October 2014, PM USA posted a bond in the amount of $640,543 and filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In May 2015, the Eleventh Circuit stayed the appeal pending final disposition in the Graham case, discussed below under Engle Progeny Appellate Issues. In September 2017, the Eleventh Circuit lifted the stay on the appeal. In the second quarter of 2017, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $1 million for the judgment, interest and associated costs. In April 2018, the Eleventh Circuit affirmed the judgment. PM USA paid the judgment, interest and associated costs in the amount of approximately $1 million in May 2018.
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
Post-Trial Developments:
In January 2016, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial, and the trial court entered final judgment against PM USA and R.J. Reynolds. In February 2016, the trial court denied defendants’ post-trial motions. In March 2016, defendants filed a notice of appeal to the Florida Third District Court of Appeal and PM USA posted a bond in the amount of $2.5 million. In October 2017, the Florida Third District Court of Appeal affirmed the final judgment in favor of plaintiff. In November 2017, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, contending that the final judgment conflicts with Schoeff, discussed below under Engle Progeny Appellate Issues. In December 2017, the Florida Supreme Court held in Schoeff that comparative fault does not reduce compensatory damages awards for intentional torts. As a result, in the fourth quarter of 2017, PM USA recorded a provision on its consolidated balance sheet of approximately $20 million for the judgment, interest and associated costs. In February 2018, PM USA increased its bond by $5 million. In March 2018, the Florida Supreme Court denied defendants’ petition for review in light of the Schoeff decision. PM USA paid the judgment, interest and associated costs in the amount of approximately $20 million in May 2018.
______________________________________________________________________________________________________
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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Post-Trial Developments:
In July 2014, defendants filed post-trial motions, including a renewed motion for judgment or, alternatively, for a new trial or remittitur of the damages awards, which the court denied in September 2014. Subsequently, the trial court entered final judgment. In October 2014, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In April 2017, the Eleventh Circuit stayed the appeal pending final disposition in the Graham case, discussed below under Engle Progeny Appellate Issues. In November 2017, the Eleventh Circuit further stayed the appeal pending Schoeff, discussed below under Engle Progeny Appellate Issues. In December 2017, the Florida Supreme Court held in Schoeff that comparative fault does not reduce compensatory damages awards for intentional torts. In March 2018, the Eleventh Circuit affirmed the judgment in favor of plaintiff and defendants filed a motion for rehearing, which the court denied in May 2018. In the second quarter of 2018, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $2 million for the judgment, interest and associated costs and paid this amount in May 2018.
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
Post-Trial Developments:
In November 2015, the court entered final judgment in favor of plaintiff and in December 2015, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial, which the court denied in January 2016. In February 2016, PM USA posted a bond in the amount of $2.5 million and filed a notice of appeal to the Florida Second District Court of Appeal. In August 2017, the Florida Second District Court of Appeal issued a per curiam affirmance of the final judgment against defendants and defendants filed a motion seeking a written opinion with a citation to Schoeff, discussed below under Engle Progeny Appellate Issues. In October 2017, the Florida Second District Court of Appeal issued a written opinion with a citation to Schoeff and granted defendants’ March 2017 motion for rehearing en banc or certification to the Florida Supreme Court. In November 2017, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, contending that the final judgment conflicts with Schoeff. In December 2017, the Florida Supreme Court held in Schoeff that comparative fault does not reduce compensatory damages awards for intentional torts. As a result, in the fourth quarter of 2017, PM USA recorded a provision on its consolidated balance sheet of approximately $12 million for the judgment, interest and associated costs. In February 2018, PM USA increased its bond by $8 million. In March 2018, the Florida Supreme Court denied defendants’ petition for review in light of the Schoeff decision. PM USA paid the judgment, interest and associated costs in the amount of approximately $12 million in May 2018.
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
Post-Trial Developments:
In December 2014, defendants filed various post-trial motions, including motions to set aside the verdict and motions for a new trial, which the court denied in July 2015. In August 2015, the trial court entered final judgment. Defendants filed a notice of appeal to the Florida First District Court of Appeal in September 2015 and PM USA posted a bond in the amount of approximately $2.5 million. In February 2017, the Florida First District Court of Appeal affirmed the trial court’s judgment. In March 2017, defendants filed a motion for rehearing en banc with the Florida First District Court of Appeal or for certification to the Florida Supreme Court. In June 2017, the Florida First District Court of Appeal granted defendants’ motion for rehearing en banc. In October 2017, the Florida First District Court of Appeal dissolved the en banc proceeding. In November 2017, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, which was denied in February 2018. In the first quarter of 2018, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $10 million for the judgment and interest and increased its bond by $5 million. PM USA paid the judgment and interest of approximately $10 million in May 2018.
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
Post-Trial Developments:
In February 2016, the trial court entered final judgment against PM USA and R.J. Reynolds and defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. In March 2016, the trial court denied defendants’ post-trial motions. In April 2016, defendants filed a notice of appeal to the Florida Second District Court of Appeal and PM USA posted a bond in the amount of $2.5 million. In May 2017, the Florida Second District Court of Appeal issued a per curiam affirmance of the final judgment against defendants and defendants filed a motion for rehearing. In July 2017, the Second District Court of Appeal withdrew its prior decision and replaced it with a written opinion affirming the trial court’s judgment, but certifying to the Florida Supreme Court a conflict with Schoeff, discussed below under Engle Progeny Appellate Issues. In August 2017, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court and the Florida Supreme Court stayed the case pending Schoeff. In December 2017, the Florida Supreme Court held in Schoeff that comparative fault does not reduce compensatory damages awards for intentional torts. As a result, in the fourth quarter of 2017, PM USA recorded a provision on its consolidated balance sheet of approximately $7 million for the judgment, interest and associated costs. In February 2018, PM USA increased its bond by $5 million. In March 2018, the Florida Supreme Court denied defendants’ petition for review in light of the Schoeff decision. PM USA paid the judgment, interest and associated costs in the amount of approximately $7 million in May 2018.
______________________________________________________________________________________________________
Plaintiff: Starr-Blundell
Date: June 2013
Verdict:
A Duval County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded plaintiff $500,000 in compensatory damages and allocated 10% of the fault to each defendant (an amount of $50,000).
Post-Trial Developments:
In June 2013, the defendants filed a motion to set aside the verdict and to enter judgment in accordance with their motion for directed verdict or, in the alternative, for a new trial, which was denied in October 2013. In November 2013, the trial court entered final judgment with a deduction for plaintiff’s comparative fault. In December 2013, plaintiff filed a notice of appeal to the Florida First District Court of Appeal. Plaintiff agreed to waive the bond for the appeal. In May 2015, the Florida First District Court of Appeal affirmed the final judgment. In June 2015, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In July 2015, the Florida Supreme Court stayed the case pending the outcome of Soffer, discussed below under Engle Progeny Appellate Issues. In April 2016, the Florida Supreme Court ordered defendants to show cause as to why the case should not be remanded in light of the Soffer decision. In the first quarter of 2016, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $55,000 for the judgment, interest and associated costs. In May 2016, the Florida Supreme Court accepted jurisdiction of plaintiff’s petition for review and remanded the case for reconsideration in light of the Soffer decision. In September 2016, the Florida First District Court of Appeal further remanded the case in light of Soffer. In March 2018, in a new trial on punitive damages, the jury found in favor of defendants and did not award any punitive damages. In the first quarter of 2018, PM USA recorded an additional provision on its condensed consolidated balance sheet of approximately $40,000 and in the same quarter paid the judgment, interest and associated costs of approximately $100,000.
______________________________________________________________________________________________________
Plaintiff: Zamboni
Date: February 2015
Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $340,000 in compensatory damages and allocating 10% of the fault to PM USA (an amount of $34,000).

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Post-Trial Developments:
In April 2015, PM USA and R.J. Reynolds filed a motion for judgment in defendants’ favor in accordance with the Eleventh Circuit’s decision in Graham, discussed below under Engle Progeny Appellate Issues. In June 2015, the trial court stayed the case pending the Eleventh Circuit’s final disposition in the Graham case. In January 2018, the United States Supreme Court denied PM USA’s petition for writ of certiorari in Graham. In February 2018, the trial court entered final judgment in favor of plaintiff. In the first quarter of 2018, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $34,000 for the judgment and interest and paid this amount in March 2018.
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
Post-Trial Developments:
In June 2013, defendants filed several post-trial motions, including motions for judgment as a matter of law and for a new trial, which the trial court denied in September 2013. The trial court entered final judgment with a deduction for plaintiff’s comparative fault. In October 2013, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit arguing that Engle progeny plaintiffs’ product liability claims are impliedly preempted by federal law, and PM USA posted a bond in the amount of $277,750. In April 2015, the U.S. Court of Appeals for the Eleventh Circuit found in favor of defendants on the basis of federal preemption, reversed the trial court’s denial of judgment as a matter of law, and plaintiff filed a petition for rehearing en banc or panel rehearing. In January 2016, the Eleventh Circuit granted a rehearing en banc on both the preemption and due process issues. In May 2017, the U.S. Court of Appeals for the Eleventh Circuit affirmed the final judgment entered in plaintiff’s favor, rejecting defendants’ preemption and due process arguments. In the second quarter of 2017, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $500,000 for the judgment, interest and associated costs. In September 2017, defendants filed a petition for writ of certiorari with the United States Supreme Court on due process and federal preemption grounds, which the court denied in January 2018. PM USA paid the judgment, interest and associated costs in the amount of approximately $1 million in January 2018.
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
Post-Trial Developments:
In March 2010, the trial court entered final judgment reflecting a reduced award of approximately $13 million in compensatory damages and $26 million in punitive damages, but without any deduction for plaintiff’s comparative fault. In April 2010, PM USA filed its notice of appeal and posted a $5 million bond. In June 2012, the Fourth District Court of Appeal affirmed the final judgment (as amended to correct a clerical error) in the amount of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages. In December 2012, the Fourth District withdrew its prior decision, reversed the verdict as to compensatory and punitive damages and returned the case to the trial court for a new trial on the question of damages. Upon retrial, in October 2013, the new jury awarded approximately $3.7 million in compensatory damages and $7.5 million in punitive damages. PM USA filed post-trial motions, which the trial court denied in April 2014. In May 2014, PM USA filed a notice of appeal to the Fourth District Court of Appeal and plaintiff cross-appealed. Also in May 2014, PM USA filed a rider with the Florida Supreme Court to make the previously-posted Naugle bond applicable to the retrial judgment. In January 2016, the Fourth District Court of Appeal reversed the trial court’s decision and remanded the case to the trial court to conduct a juror interview. In April 2016, PM USA moved for a new trial following the juror interview, which the court denied. In May 2016, PM USA filed a notice of appeal to the Fourth District Court of Appeal. In April 2017, the Fourth District Court of Appeal issued a per curiam decision affirming the trial court’s judgment against PM USA. In the second quarter of 2017, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $13.2 million for the judgment, interest and associated costs, and increased its bond by $6.2 million. In September 2017, PM USA filed a petition for writ of certiorari with the United States Supreme Court on due process and federal preemption grounds, which PM USA dismissed

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

after the court denied PM USA’s petition in Graham. PM USA paid the judgment, interest and associated costs in the amount of approximately $13.5 million in January 2018.
______________________________________________________________________________________________________
Plaintiff: Lourie
Date: October 2014
Verdict:
A Hillsborough County jury returned a verdict against PM USA, R.J. Reynolds and Lorillard awarding plaintiff approximately $1.37 million in compensatory damages and allocating 27% of the fault to PM USA (an amount of approximately $370,000).
Post-Trial Developments:
In October 2014, defendants filed a motion for judgment and a motion for a new trial. In November 2014, the trial court denied defendants’ post-trial motions and entered final judgment with a deduction for plaintiff’s comparative fault. Later in November 2014, defendants filed a notice of appeal to the Florida Second District Court of Appeal, and PM USA posted a bond in the amount of $370,318. In August 2016, the Florida Second District Court of Appeal affirmed the judgment entered in favor of the plaintiff. In September 2016, defendants filed a petition to invoke the discretionary jurisdiction of the Florida Supreme Court and the Florida Supreme Court stayed the proceedings pending final disposition in the Marotta case, discussed below under Engle Progeny Appellate Issues. In June 2017, the Florida Supreme Court denied PM USA’s petition to invoke the court’s discretionary jurisdiction. In the second quarter of 2017, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $2.3 million for the judgment, interest and associated costs. In September 2017, defendants filed a petition for writ of certiorari with the United States Supreme Court on due process and federal preemption grounds, which PM USA dismissed after the court denied PM USA’s petition in Graham. PM USA paid the judgment, interest and associated costs in the amount of approximately $2.5 million in January 2018.
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
Post-Trial Developments:
In October 2015, defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. In November 2015, the court entered final judgment in favor of plaintiff. In May 2016, the court denied defendants’ post-trial motions and amended the final judgment to apply the comparative fault deduction. In June 2016, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and plaintiff cross-appealed. Also in June 2016, PM USA posted a bond in the amount of approximately $475,000. In November 2017, the Florida Fourth District Court of Appeal rejected defendants’ appeal, granted plaintiff’s cross-appeal finding that the trial court erred in applying the comparative fault deduction and remanded the case to the trial court with directions to enter an amended final judgment. In the fourth quarter of 2017, PM USA recorded a provision of approximately $1 million on its consolidated balance sheet for the judgment and interest and paid this amount in January 2018.
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

In Searcy and Burkhart, Engle progeny cases against PM USA and R.J. Reynolds on appeal to the Eleventh Circuit, defendants argued that application of the Engle findings to the Engle progeny plaintiffs’ concealment and conspiracy claims violated defendants’ due process rights. In January 2018, in Searcy, a panel of the Eleventh Circuit ordered supplemental briefing on the due process issues. In March 2018, in Burkhart, a different panel of the Eleventh Circuit rejected defendants’ due process arguments and affirmed the final judgment entered in plaintiff’s favor. Defendants filed a motion for rehearing challenging that decision, which the Eleventh Circuit denied.

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

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

As of July 23, 2018, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

In addition to the cases brought in the United States, health care cost recovery actions have also been brought against tobacco industry participants, including PM USA and Altria in Israel (dismissed), the Marshall Islands (dismissed) and Canada (10 cases), and other entities have stated that they are considering filing such actions.

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

Since the beginning of 2008, the Canadian Provinces of British Columbia, New Brunswick, Ontario, Newfoundland and Labrador, Quebec, Alberta, Manitoba, Saskatchewan, Prince Edward Island and Nova Scotia have brought health care

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

reimbursement claims against cigarette manufacturers. PM USA is named as a defendant in the British Columbia and Quebec cases, while both Altria and PM USA are named as defendants in the New Brunswick, Ontario, Newfoundland and Labrador, Alberta, Manitoba, Saskatchewan, Prince Edward Island and Nova Scotia cases. The Nunavut Territory and Northwest Territory have passed similar legislation. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain U.S. territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA and R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended June 30, 2018 and 2017, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1.0 billion and $1.2 billion, respectively. For the six months ended June 30, 2018 and 2017, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $2.0 billion and $2.3 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.

The State Settlement Agreements also include advertising and marketing restrictions, require public disclosure of certain industry documents, limit challenges to certain tobacco control and underage use laws, and restrict lobbying activities.

NPM Adjustment Disputes

PM USA is participating in proceedings regarding the NPM Adjustment for 2003-2017. The “NPM Adjustment” is a reduction in MSA payments made by the OPMs and those manufacturers that are subsequent signatories to the MSA (collectively, the “participating manufacturers” or “PMs”) that applies if the PMs collectively lose at least a specified level of market share to non-participating manufacturers since 1997, subject to certain conditions and defenses. The independent auditor (the “IA”) appointed under the MSA calculates the maximum amount of the NPM Adjustment, if any, for each year.

NPM Adjustment Disputes - Settlement with 36 States and Territories and Settlement with New York.

PM USA has entered into two settlements of NPM Adjustment disputes with a total of 37 states and territories, one with 36 states and territories (the “multi-state settlement”) and the other with the State of New York. The multi-state settlement was originally entered into in 2012 with 19 states and territories and to date has been expanded to include a total of 36 of the 52 MSA states and territories (the “signatory states”). In the multi-state settlement, PM USA by the end of October 2017 had settled the NPM Adjustment disputes for 2003-2015 with 26 states in exchange for a total of $740 million. In 2018, there have been three principal developments with respect to this settlement. First, in the first quarter of 2018, PM USA settled the NPM Adjustment disputes for 2004-2017 with the states of Alaska, Colorado, Delaware, Hawaii, Maine, North Dakota, South Dakota, Utah and Vermont. As a result of these additional nine states joining the multi-state settlement, PM USA will receive approximately $81 million for 2004-2017 ($13 million of which relates to the 2015-2017 “transition years”), $68 million of which it received in April 2018. In connection with this settlement, PM USA recorded a reduction to cost of sales in the amount of $81 million in the first quarter of 2018. Second, in the second quarter of 2018, Pennsylvania joined the multi-state settlement for 2004-2017. As a result, PM USA will receive approximately $90 million for 2004-2017 ($13 million of which relates to the 2015-2017 “transition years”). In connection with this settlement, PM USA recorded a reduction to cost of sales in the amount of $90 million in the second quarter of 2018. Third, in the second quarter of 2018, PM USA agreed to settle the NPM Adjustment disputes for 2016 and 2017 with the 26 signatory states mentioned above. As a result, PM USA will receive approximately $77 million for 2016 and 2017. In connection with this settlement, PM USA recorded a reduction to cost of sales in the amount of $38 million for the 2017 NPM Adjustment in the second quarter of 2018, having previously recorded a reduction to cost of sales in the amount of $39 million for the 2016 NPM Adjustment in the third quarter of 2017 based on PM USA’s then best estimate regarding 2016.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In the NPM Adjustment settlement with New York, which was entered into in 2015, PM USA has received a total of approximately $217 million for 2004-2016. Both the New York settlement and the multi-state settlement also contain provisions resolving certain disputes regarding the application of the NPM Adjustment going forward, although the applicability of those provisions with respect to the signatory states that joined the multi-state settlement after 2017 is contingent on satisfaction, in the PMs’ sole discretion, of certain conditions.

2003 and Subsequent NPM Adjustments - Continuing Disputes with States that have not Settled.

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

▪
2004 and Subsequent NPM Adjustments. PM USA has continued to pursue the NPM Adjustments for 2004 and subsequent years in multi-state arbitrations against the states that did not join either of the settlements discussed above. New Mexico is currently appealing a trial court ruling that the state must participate in the multi-state arbitration for 2004. The Montana state courts ruled that Montana may litigate its claims in state court, rather than participate in arbitration and the PMs have agreed not to contest the applicability of the 2004 NPM Adjustment to Montana.

The 2004 multi-state arbitration is currently proceeding with all of the states that have not settled other than Montana and New Mexico. Decisions are not expected until the middle of 2019 at the earliest.

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

Other Disputes Under the State Settlement Agreements

The payment obligations of the tobacco product manufacturers that are parties to the State Settlement Agreements, as well as the allocations of any NPM Adjustments and related settlements, have been and may continue to be affected by R.J. Reynolds’ acquisition of Lorillard and its related sale of certain cigarette brands to ITG (the “ITG brands”). In particular, R.J. Reynolds and ITG have asserted that they do not have to make payments on the ITG brands under the Florida, Minnesota and Texas State Settlement Agreements or include the ITG brands for purposes of certain calculations under the State Settlement Agreements. PM USA believes that R.J. Reynolds’ and ITG’s position violates the State Settlement Agreements and applicable law. PM USA further believes that these actions: (i) improperly increased PM USA’s payments for 2015-2017; (ii) may improperly increase PM USA’s payments for subsequent years; (iii) may improperly decrease PM USA’s share of the 2015-2017 NPM Adjustments and the settlements of related disputes; and (iv) may improperly decrease PM USA’s share of NPM Adjustments and related settlements for subsequent years.

PM USA and the State of Florida each filed a motion in Florida state court against R.J. Reynolds and ITG seeking to enforce the Florida State Settlement Agreement. In December 2017, the Florida trial court ruled that R.J. Reynolds (and not ITG) must make settlement payments under the Florida State Settlement Agreement on the ITG brands. In May 2018, the Florida trial court issued an order stating that, for purposes of the Florida Settlement Agreement, R.J. Reynolds’ settlement payment on the ITG brands should be calculated as if R.J. Reynolds is continuing to sell those brands. The Florida court’s rulings are subject to further proceedings, which may result in further modifications to PM USA’s settlement payments under the Florida State Settlement Agreement.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In March 2018, PM USA and the State of Minnesota filed pleadings in Minnesota state court asserting claims against R.J. Reynolds and ITG seeking to enforce the Minnesota State Settlement Agreement.

Federal Government’s Lawsuit

In 1999, the United States government filed a lawsuit in the U.S. District Court for the District of Columbia against various cigarette manufacturers, including PM USA, and others, including Altria, asserting claims under three federal statutes, namely the Medical Care Recovery Act (“MCRA”), the MSP provisions of the Social Security Act and the civil provisions of RICO. The case ultimately proceeded only under the civil provisions of RICO, and the trial ended in June 2005. In August 2006, the district court entered judgment in favor of the government. The court held that certain defendants, including Altria and PM USA, violated RICO and engaged in seven of the eight “sub-schemes” to defraud that the government had alleged. Specifically, the court found that:

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

In February 2016, the district court issued an order adopting modified corrective statements. Defendants appealed and, in April 2017, the D.C. Court of Appeals reversed in part the district court’s decision on the content of the corrective communications, striking certain content and remanding to the district court the decision on how to revise certain other content. In June 2017, the district court issued an order adopting modified corrective statements. In October 2017, the court approved the parties’ proposed consent order implementing the corrective communications remedy for newspapers and television. The corrective statements began appearing in newspapers and on television in the fourth quarter of 2017. In January 2018, the parties submitted a status report and a request for a status conference to address open issues regarding onsert and website implementation details.  The defendants also filed a motion in the U.S. District Court for the District of Columbia seeking to mediate the remaining implementation details and for an order clarifying that the DOJ may not enforce the previous consent order with respect to onserts and websites prior to resolution of all implementation details. In February 2018, the U.S. District Court agreed not to enforce the previous consent order and, in April 2018, the parties reached agreement on the implementation details of the corrective communications remedy for onserts and websites. The corrective statements began appearing on websites in the second quarter of 2018 and the onserts will begin appearing in the fourth quarter of 2018.

In the second quarter of 2014, Altria and PM USA recorded provisions on each of their respective balance sheets totaling $31 million for the estimated costs of implementing the corrective communications remedy.

The consent order approved by the district court in June 2014 did not address the requirements related to point-of-sale signage. In May 2014, the district court ordered further briefing by the parties on the issue of corrective statements on point-of-sale signage, which was completed in June 2014. In May 2018, the parties submitted a joint status report on point-of-sale signage to the district court and the court approved the parties’ proposed briefing schedule.

In December 2011, the parties to the lawsuit entered into an agreement as to the issues concerning the document repository. Pursuant to this agreement, PM USA agreed to deposit an amount of approximately $3.1 million into the district court in installments over a five-year period.

“Lights/Ultra Lights” Cases

Overview

Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or its other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of July 23, 2018, a total of three such cases are pending in various U.S. state courts, none of which is active.

State “Lights” Cases Dismissed, Not Certified or Ordered De-Certified

As of July 23, 2018, 21 state courts in 22 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

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

Certain Other Tobacco-Related Litigation

Ignition Propensity Case

PM USA and Altria are currently facing litigation alleging that a fire caused by cigarettes led to individuals’ deaths.  In a Kentucky case (Walker) brought against various parties including PM USA and Altria, the federal district court denied plaintiffs’ motion to remand the case to state court and dismissed plaintiffs’ claims in February 2009. Plaintiffs subsequently filed a notice of appeal. In October 2011, the U.S. Court of Appeals for the Sixth Circuit reversed the portion of the district court decision that denied remand of the case to Kentucky state court and remanded the case to Kentucky state court. The Sixth Circuit did not address the merits of the district court’s dismissal order. Defendants’ petition for rehearing with the Sixth Circuit was denied in December 2011. Defendants filed a renewed motion to dismiss in state court in March 2013. Based on new evidence, in June 2013, defendants removed the case for a second time to the U.S. District Court for the Western District of Kentucky and re-filed their motion to dismiss in June 2013. In July 2013, plaintiffs filed a motion to remand the case to Kentucky state court, which was granted in March 2014. In November 2016, PM USA and Altria filed renewed motions to dismiss the case, which the court granted in March 2017. Plaintiffs’ claims against the other defendants remain pending.

Argentine Grower Cases

PM USA and Altria were sued in six cases (Hupan, Chalanuk, Rodriguez Da Silva, Aranda, Taborda and Biglia) filed in Delaware state court against multiple defendants by the parents of Argentine children born with alleged birth defects. Plaintiffs in these cases allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., an alleged subsidiary of PMI, and that they and their infant children were exposed directly and in utero to Monsanto Company’s (“Monsanto”) Roundup herbicide during the production and cultivation of tobacco. Plaintiffs seek compensatory and punitive damages against all defendants. Altria and certain other defendants were dismissed from the Hupan, Chalanuk, Rodriguez Da Silva, Aranda, Taborda and Biglia cases. The three remaining defendants in the six cases were PM USA, Philip Morris Global Brands Inc. (a subsidiary of PMI) and Monsanto. Following discussions regarding indemnification for these cases pursuant to the Distribution Agreement between PMI and Altria, PMI and PM USA agreed to resolve conflicting indemnity demands after final judgments are entered. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement. In April 2014, all three defendants in the Hupan case filed motions to dismiss for failure to state a claim, and PM USA and Philip Morris Global Brands filed separate motions to dismiss based on the doctrine of forum non conveniens. All proceedings in the other five cases were stayed pending the court’s resolution of the motions to dismiss filed in Hupan. In November 2015, the trial court granted PM USA’s motion to dismiss on forum non conveniens grounds. Plaintiffs filed a motion for clarification or re-argument in December 2015, which the court denied in August 2016. Later in August 2016, PM USA and Philip Morris Global Brands moved for entry of final judgment in the Hupan case and also moved to lift the stays in the other five cases for the limited purpose of entering final judgment of dismissal in those cases as well based on the forum non conveniens decision in Hupan. The court granted those motions in September 2016, and entered final judgment of dismissal in all six cases. In October 2016, plaintiffs filed their notice of appeal to the Delaware Supreme Court. Oral argument occurred before a panel of the Delaware Supreme Court in September 2017. In January 2018, the case was re-argued before the Delaware Supreme Court en banc. In March 2018, the Delaware Supreme Court affirmed the trial court’s dismissal of all six cases. Plaintiff did not seek further review of that decision and the case is now concluded.

UST Litigation

UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health suits over time. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. In July 2016, USSTC and Altria were named as defendants, along with other named defendants, in one such case in California (Gwynn).  In August 2016, defendants removed the case to federal court. In September 2016, plaintiffs filed a motion to remand the case back to state court, which the court

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

granted in January 2017. In May 2017, the court granted plaintiffs’ motion to dismiss all defendants except USSTC. Trial is currently scheduled to begin September 20, 2019.

Environmental Regulation

Altria and its subsidiaries (and former subsidiaries) are subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States: the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”), which can impose joint and several liability on each responsible party. Subsidiaries (and former subsidiaries) of Altria are involved in several matters subjecting them to potential costs of remediation and natural resource damages under Superfund or other laws and regulations. Altria’s subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations.

Altria provides for expenses associated with environmental remediation obligations on an undiscounted basis when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change. Other than those amounts, it is not possible to reasonably estimate the cost of any environmental remediation and compliance efforts that subsidiaries of Altria may undertake in the future. In the opinion of management, however, compliance with environmental laws and regulations, including the payment of any remediation costs or damages and the making of related expenditures, has not had, and is not expected to have, a material adverse effect on Altria’s consolidated results of operations, capital expenditures, financial position or cash flows.

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria have agreed to indemnify a limited number of third parties in the event of future litigation. At June 30, 2018, Altria and certain of its subsidiaries (i) had $56 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for $30 million of guarantees, consisting primarily of surety bonds, related to their own performance; and (iii) had a redeemable noncontrolling interest of $37 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity.

Under the terms of a distribution agreement between Altria and PMI (the “Distribution Agreement”), entered into as a result of Altria’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria does not have a related liability recorded on its condensed consolidated balance sheet at June 30, 2018 as the fair value of this indemnification is insignificant.

As more fully discussed in Note 10. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under its $3.0 billion senior unsecured 5-year revolving credit agreement (the “Credit Agreement”) and amounts outstanding under its commercial paper program.

Note 10. Condensed Consolidating Financial Information:

PM USA, which is a 100% owned subsidiary of Altria, has guaranteed Altria’s obligations under its outstanding debt securities, borrowings under its Credit Agreement and amounts outstanding under its commercial paper program (the “Guarantees”). Pursuant to the Guarantees, PM USA fully and unconditionally guarantees, as primary obligor, the payment and performance of Altria’s obligations under the guaranteed debt instruments (the “Obligations”), subject to release under certain customary circumstances as noted below.

The Guarantees provide that PM USA guarantees the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of the Obligations. The liability of PM USA under the Guarantees is absolute and unconditional irrespective of: any lack of validity, enforceability or genuineness of any provision of any agreement or instrument relating thereto; any change in the time, manner or place of payment of, or in any other term of, all or any of the Obligations, or any other amendment or waiver of or any consent to departure from any agreement or instrument relating thereto; any exchange, release or non-perfection of any

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

collateral, or any release or amendment or waiver of or consent to departure from any other guarantee, for all or any of the Obligations; or any other circumstance that might otherwise constitute a defense available to, or a discharge of, Altria or PM USA.

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

PM USA will be unconditionally released and discharged from the Obligations upon the earliest to occur of:

▪	the date, if any, on which PM USA consolidates with or merges into Altria or any successor;

▪	the date, if any, on which Altria or any successor consolidates with or merges into PM USA;

▪	the payment in full of the Obligations pertaining to such Guarantees; and

▪	the rating of Altria’s long-term senior unsecured debt by Standard & Poor’s Ratings Services of A or higher.

At June 30, 2018, the respective principal 100% owned subsidiaries of Altria and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

The following sets forth the condensed consolidating balance sheets as of June 30, 2018 and December 31, 2017, condensed consolidating statements of earnings and comprehensive earnings for the six and three months ended June 30, 2018 and 2017, and condensed consolidating statements of cash flows for the six months ended June 30, 2018 and 2017 for Altria, PM USA and, collectively, Altria’s other subsidiaries that are not guarantors of Altria’s debt instruments (the “Non-Guarantor Subsidiaries”). The financial information is based on Altria’s understanding of the Securities and Exchange Commission (“SEC”) interpretation and application of Rule 3-10 of SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria and PM USA account for investments in their subsidiaries under the equity method of accounting.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
June 30, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$1,393	$1	$36	$—	$1,430
Receivables	—	9	135	—	144
Inventories:
Leaf tobacco	—	456	354	—	810
Other raw materials	—	114	77	—	191
Work in process	—	5	496	—	501
Finished product	—	170	451	—	621
	—	745	1,378	—	2,123
Due from Altria and subsidiaries	12	3,673	1,057	(4,742)	—
Income taxes	190	39	—	(47)	182
Other current assets	48	144	60	—	252
Total current assets	1,643	4,611	2,666	(4,789)	4,131
Property, plant and equipment, at cost	—	2,896	1,922	—	4,818
Less accumulated depreciation	—	2,085	855	—	2,940
	—	811	1,067	—	1,878
Goodwill	—	—	5,307	—	5,307
Other intangible assets, net	—	2	12,403	—	12,405
Investment in AB InBev	18,178	—	—	—	18,178
Investment in consolidated subsidiaries	14,176	2,835	—	(17,011)	—
Finance assets, net	—	—	856	—	856
Due from Altria and subsidiaries	4,790	—	—	(4,790)	—
Other assets	52	690	153	(473)	422
Total Assets	$38,839	$8,949	$22,452	$(27,063)	$43,177

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
June 30, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$864	$—	$—	$—	$864
Accounts payable	3	71	135	—	209
Accrued liabilities:
Marketing	—	574	125	—	699
Employment costs	13	11	84	—	108
Settlement charges	—	2,098	7	—	2,105
Other	281	576	268	(47)	1,078
Dividends payable	1,325	—	—	—	1,325
Due to Altria and subsidiaries	4,283	368	91	(4,742)	—
Total current liabilities	6,769	3,698	710	(4,789)	6,388
Long-term debt	13,036	—	—	—	13,036
Deferred income taxes	2,925	—	2,924	(473)	5,376
Accrued pension costs	202	—	121	—	323
Accrued postretirement health care costs	—	1,214	775	—	1,989
Due to Altria and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	111	29	90	—	230
Total liabilities	23,043	4,941	9,410	(10,052)	27,342
Contingencies
Redeemable noncontrolling interest	—	—	37	—	37
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,948	3,310	12,221	(15,531)	5,948
Earnings reinvested in the business	43,369	958	2,206	(3,164)	43,369
Accumulated other comprehensive losses	(1,652)	(260)	(1,433)	1,693	(1,652)
Cost of repurchased stock	(32,804)	—	—	—	(32,804)
Total stockholders’ equity attributable to Altria	15,796	4,008	13,003	(17,011)	15,796
Noncontrolling interests	—	—	2	—	2
Total stockholders’ equity	15,796	4,008	13,005	(17,011)	15,798
Total Liabilities and Stockholders’ Equity	$38,839	$8,949	$22,452	$(27,063)	$43,177

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets
December 31, 2017
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$1,203	$1	$49	$—	$1,253
Receivables	1	10	131	—	142
Inventories:
Leaf tobacco	—	579	362	—	941
Other raw materials	—	111	59	—	170
Work in process	—	5	555	—	560
Finished product	—	128	426	—	554
	—	823	1,402	—	2,225
Due from Altria and subsidiaries	2	2,413	1,022	(3,437)	—
Income taxes	—	542	17	(98)	461
Other current assets	11	147	105	—	263
Total current assets	1,217	3,936	2,726	(3,535)	4,344
Property, plant and equipment, at cost	—	2,930	1,949	—	4,879
Less accumulated depreciation	—	2,086	879	—	2,965
	—	844	1,070	—	1,914
Goodwill	—	—	5,307	—	5,307
Other intangible assets, net	—	2	12,398	—	12,400
Investment in AB InBev	17,952	—	—	—	17,952
Investment in consolidated subsidiaries	13,111	2,818	—	(15,929)	—
Finance assets, net	—	—	899	—	899
Due from Altria and subsidiaries	4,790	—	—	(4,790)	—
Other assets	34	671	157	(476)	386
Total Assets	$37,104	$8,271	$22,557	$(24,730)	$43,202

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheets (Continued)
December 31, 2017
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$864	$—	$—	$—	$864
Accounts payable	2	91	281	—	374
Accrued liabilities:
Marketing	—	578	117	—	695
Employment costs	21	14	153	—	188
Settlement charges	—	2,437	5	—	2,442
Other	389	433	247	(98)	971
Dividends payable	1,258	—	—	—	1,258
Due to Altria and subsidiaries	3,040	317	80	(3,437)	—
Total current liabilities	5,574	3,870	883	(3,535)	6,792
Long-term debt	13,030	—	—	—	13,030
Deferred income taxes	2,809	—	2,914	(476)	5,247
Accrued pension costs	206	—	239	—	445
Accrued postretirement health care costs	—	1,214	773	—	1,987
Due to Altria and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	108	49	126	—	283
Total liabilities	21,727	5,133	9,725	(8,801)	27,784
Contingencies
Redeemable noncontrolling interest	—	—	38	—	38
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,952	3,310	12,045	(15,355)	5,952
Earnings reinvested in the business	42,251	96	2,243	(2,339)	42,251
Accumulated other comprehensive losses	(1,897)	(268)	(1,506)	1,774	(1,897)
Cost of repurchased stock	(31,864)	—	—	—	(31,864)
Total stockholders’ equity attributable to Altria	15,377	3,138	12,791	(15,929)	15,377
Noncontrolling interests	—	—	3	—	3
Total stockholders’ equity	15,377	3,138	12,794	(15,929)	15,380
Total Liabilities and Stockholders’ Equity	$37,104	$8,271	$22,557	$(24,730)	$43,202

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Six Months Ended June 30, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$10,528	$1,903	$(18)	$12,413
Cost of sales	—	2,930	560	(18)	3,472
Excise taxes on products	—	2,754	110	—	2,864
Gross profit	—	4,844	1,233	—	6,077
Marketing, administration and research costs	77	909	273	—	1,259
Asset impairment and exit costs	—	—	4	—	4
Operating (expense) income	(77)	3,935	956	—	4,814
Interest and other debt expense (income), net	251	(17)	110	—	344
Net periodic benefit cost (income), excluding service cost	2	(15)	(3)	—	(16)
Earnings from equity investment in AB InBev	(570)	—	—	—	(570)
Loss on AB InBev/SABMiller business combination	33	—	—	—	33
Earnings before income taxes and equity earnings of subsidiaries	207	3,967	849	—	5,023
Provision for income taxes	46	998	207	—	1,251
Equity earnings of subsidiaries	3,609	191	—	(3,800)	—
Net earnings	3,770	3,160	642	(3,800)	3,772
Net earnings attributable to noncontrolling interests	—	—	(2)	—	(2)
Net earnings attributable to Altria	$3,770	$3,160	$640	$(3,800)	$3,770

Net earnings	$3,770	$3,160	$642	$(3,800)	$3,772
Other comprehensive earnings, net of deferred income taxes	245	8	73	(81)	245
Comprehensive earnings	4,015	3,168	715	(3,881)	4,017
Comprehensive earnings attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive earnings attributable to Altria	$4,015	$3,168	$713	$(3,881)	$4,015

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Six Months Ended June 30, 2017
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$10,984	$1,780	$(18)	$12,746
Cost of sales	—	3,220	565	(18)	3,767
Excise taxes on products	—	2,982	107	—	3,089
Gross profit	—	4,782	1,108	—	5,890
Marketing, administration and research costs	79	801	227	—	1,107
Asset impairment and exit costs	—	—	16	—	16
Operating (expense) income	(79)	3,981	865	—	4,767
Interest and other debt expense (income), net	253	(6)	109	—	356
Net periodic benefit cost (income), excluding service cost	1	(14)	(6)		(19)
Earnings from equity investment in AB InBev	(163)	—	—	—	(163)
Gain on AB InBev/SABMiller business combination	(408)	—	—	—	(408)
Earnings before income taxes and equity earnings of subsidiaries	238	4,001	762	—	5,001
(Benefit) provision for income taxes	(40)	1,397	252	—	1,609
Equity earnings of subsidiaries	3,112	152	—	(3,264)	—
Net earnings	3,390	2,756	510	(3,264)	3,392
Net earnings attributable to noncontrolling interests	—	—	(2)	—	(2)
Net earnings attributable to Altria	$3,390	$2,756	$508	$(3,264)	$3,390

Net earnings	$3,390	$2,756	$510	$(3,264)	$3,392
Other comprehensive earnings, net of deferred income taxes	214	7	56	(63)	214
Comprehensive earnings	3,604	2,763	566	(3,327)	3,606
Comprehensive earnings attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive earnings attributable to Altria	$3,604	$2,763	$564	$(3,327)	$3,604

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended June 30, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,314	$999	$(8)	$6,305
Cost of sales	—	1,443	303	(8)	1,738
Excise taxes on products	—	1,371	55	—	1,426
Gross profit	—	2,500	641	—	3,141
Marketing, administration and research costs	39	460	142	—	641
Asset impairment and exit costs	—	—	2	—	2
Operating (expense) income	(39)	2,040	497	—	2,498
Interest and other debt expense (income), net	129	(8)	57	—	178
Net periodic benefit cost (income), excluding service cost	1	(9)	(1)	—	(9)
Earnings from equity investment in AB InBev	(228)	—	—	—	(228)
Earnings before income taxes and equity earnings of subsidiaries	59	2,057	441	—	2,557
Provision for income taxes	59	516	105	—	680
Equity earnings of subsidiaries	1,876	102	—	(1,978)	—
Net earnings	1,876	1,643	336	(1,978)	1,877
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria	$1,876	$1,643	$335	$(1,978)	$1,876

Net earnings	$1,876	$1,643	$336	$(1,978)	$1,877
Other comprehensive earnings, net of deferred income taxes	275	4	34	(38)	275
Comprehensive earnings	2,151	1,647	370	(2,016)	2,152
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria	$2,151	$1,647	$369	$(2,016)	$2,151

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended June 30, 2017
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,713	$960	$(10)	$6,663
Cost of sales	—	1,681	283	(10)	1,954
Excise taxes on products	—	1,536	59	—	1,595
Gross profit	—	2,496	618	—	3,114
Marketing, administration and research costs	39	419	116	—	574
Asset impairment and exit costs	—	—	12	—	12
Operating (expense) income	(39)	2,077	490	—	2,528
Interest and other debt expense (income), net	130	(6)	53	—	177
Net periodic benefit cost (income), excluding service cost	1	(9)	(3)	—	(11)
Earnings from equity investment in AB InBev	(140)	—	—	—	(140)
Gain on AB InBev/SABMiller business combination	(408)	—	—	—	(408)
Earnings before income taxes and equity earnings of subsidiaries	378	2,092	440	—	2,910
Provision for income taxes	32	734	154	—	920
Equity earnings of subsidiaries	1,643	80	—	(1,723)	—
Net earnings	1,989	1,438	286	(1,723)	1,990
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria	$1,989	$1,438	$285	$(1,723)	$1,989

Net earnings	$1,989	$1,438	$286	$(1,723)	$1,990
Other comprehensive earnings, net of deferred income taxes	374	4	28	(32)	374
Comprehensive earnings	2,363	1,442	314	(1,755)	2,364
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria	$2,363	$1,442	$313	$(1,755)	$2,363

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$2,681	$3,549	$595	$(2,975)	$3,850
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(10)	(62)	—	(72)
Other	8	—	(17)	—	(9)
Net cash provided by (used in) investing activities	8	(10)	(79)	—	(81)
Cash Provided by (Used in) Financing Activities
Repurchases of common stock	(950)	—	—	—	(950)
Dividends paid on common stock	(2,585)	—	—	—	(2,585)
Changes in amounts due to/from Altria and subsidiaries	1,057	(1,209)	152	—	—
Cash dividends paid to parent	—	(2,298)	(677)	2,975	—
Other	(21)	—	(4)	—	(25)
Net cash used in financing activities	(2,499)	(3,507)	(529)	2,975	(3,560)
Cash, cash equivalents and restricted cash (1):
Increase (decrease)	190	32	(13)	—	209
Balance at beginning of period	1,203	62	49	—	1,314
Balance at end of period	$1,393	$94	$36	$—	$1,523
(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 9. Contingencies.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2017
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$3,508	$1,424	$397	$(3,384)	$1,945
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(13)	(78)	—	(91)
Proceeds from finance assets	—	—	45	—	45
Other	(4)	—	(196)	—	(200)
Net cash used in investing activities	(4)	(13)	(229)	—	(246)
Cash Provided by (Used in) Financing Activities
Repurchases of common stock	(1,600)	—	—	—	(1,600)
Dividends paid on common stock	(2,369)	—	—	—	(2,369)
Changes in amounts due to/from Altria and subsidiaries	(1,813)	1,158	655	—	—
Cash dividends paid to parent	—	(2,572)	(812)	3,384	—
Other	(40)	—	(7)	—	(47)
Net cash used in financing activities	(5,822)	(1,414)	(164)	3,384	(4,016)
Cash, cash equivalents and restricted cash (1):
(Decrease) increase	(2,318)	(3)	4	—	(2,317)
Balance at beginning of period	4,521	83	47	—	4,651
Balance at end of period	$2,203	$80	$51	$—	$2,334
(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 9. Contingencies.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 11. Recent Accounting Guidance Not Yet Adopted:

The following table provides a description of the recently issued accounting guidance applicable to, but not yet adopted by, Altria:

Standards	Description	Effective Date for Public Entity	Effect on Financial Statements
ASU Nos. 2016-02; 2018-01; 2018-10 Leases (Topic 842)
The guidance increases transparency and comparability among organizations by requiring entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.
The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted.
Altria is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures, including identifying and analyzing all contracts that contain a lease. As a lessor, PMCC maintains a portfolio of finance assets, substantially all of which are leveraged leases, the accounting of which will be unchanged under the new guidance and is not expected to change unless there is a contract modification to an existing lease. As lessees, Altria and its subsidiaries’ various leases under existing guidance are classified as operating leases that are not recorded on Altria’s consolidated balance sheets but are recorded in Altria’s consolidated statements of earnings as expense is incurred. Upon adoption of the new guidance, Altria will record substantially all leases on its consolidated balance sheets as a right-of-use asset and a lease liability. Altria does not expect its adoption of this guidance to have a material impact on Altria’s consolidated financial statements. The guidance will result in expanded footnote disclosures.

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

Altria is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures. Altria and its subsidiaries’ financial assets that are within the scope of the new guidance were approximately 2% of Altria’s consolidated assets at June 30, 2018.

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

Altria is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Description of the Company

At June 30, 2018, Altria Group, Inc.’s (“Altria”) wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”), which are engaged in the manufacture and sale of super premium cigarettes and the sale of premium cigars; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria and its subsidiaries. In addition, Nu Mark, Middleton and Nat Sherman use third-party arrangements in the manufacture of their products. Altria’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At June 30, 2018, Altria’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At June 30, 2018, Altria had an approximate 10.1% ownership of Anheuser-Busch InBev SA/NV (“AB InBev”), which Altria accounts for under the equity method of accounting using a one-quarter lag. Altria receives cash dividends on its interest in AB InBev if and when AB InBev pays such dividends.

As discussed in Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q (“Item 1”), on January 1, 2018, Altria adopted several accounting standard updates (“ASU”). In connection with the adoption of two of these ASUs (ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash and ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost), Altria reclassified certain prior-period amounts to conform with the current period’s presentation.

Altria’s reportable segments are smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in an all other category.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Results of Operations for the Six Months Ended June 30, 2018: The changes in Altria’s net earnings and diluted earnings per share (“EPS”) attributable to Altria for the six months ended June 30, 2018, from the six months ended June 30, 2017, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the six months ended June 30, 2017	$3,390	$1.75

2017 NPM Adjustment Items	(1)	—
2017 Asset impairment, exit, implementation and acquisition-related costs	36	0.02
2017 Tobacco and health litigation items	12	0.01
2017 AB InBev special items	49	0.03
2017 Gain on AB InBev/SABMiller business combination	(265)	(0.14)
2017 Tax items	(166)	(0.09)
Subtotal 2017 special items	(335)	(0.17)

2018 NPM Adjustment Items	109	0.06
2018 Asset impairment, exit and implementation costs	(7)	—
2018 Tobacco and health litigation items	(73)	(0.04)
2018 AB InBev special items	149	0.07
2018 Loss on AB InBev/SABMiller business combination	(26)	(0.01)
2018 Tax items	(95)	(0.05)
Subtotal 2018 special items	57	0.03

Fewer shares outstanding	—	0.04
Change in tax rate	604	0.31
Operations	54	0.03
For the six months ended June 30, 2018	$3,770	$1.99

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the six months ended June 30, 2018 compared with the prior-year period were due primarily to shares repurchased by Altria under its share repurchase programs.

Change in Tax Rate: The change in tax rate was driven primarily by the Tax Reform Act (as defined below), which reduced the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018.

Operations: The increase of $54 million in operations shown in the table above was due primarily to the following:

▪	higher earnings from Altria’s equity investment in AB InBev; and

▪	higher income from the smokeless products segment;

partially offset by:

▪	lower income from the smokeable products segment; and

▪	higher investment spending in the innovative tobacco products businesses.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Results of Operations for the Three Months Ended June 30, 2018: The changes in Altria’s net earnings and diluted EPS attributable to Altria for the three months ended June 30, 2018, from the three months ended June 30, 2017, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended June 30, 2017	$1,989	$1.03

2017 Asset impairment, exit, implementation and acquisition-related costs	17	0.01
2017 Tobacco and health litigation items	11	0.01
2017 AB InBev special items	1	—
2017 Gain on AB InBev/SABMiller business combination	(265)	(0.14)
2017 Tax items	(108)	(0.06)
Subtotal 2017 special items	(344)	(0.18)

2018 NPM Adjustment Items	58	0.03
2018 Asset impairment, exit and implementation costs	(5)	—
2018 Tobacco and health litigation items	(53)	(0.03)
2018 AB InBev special items	57	0.03
2018 Tax items	(94)	(0.05)
Subtotal 2018 special items	(37)	(0.02)

Fewer shares outstanding	—	0.02
Change in tax rate	311	0.16
Operations	(43)	(0.02)
For the three months ended June 30, 2018	$1,876	$0.99

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the three months ended June 30, 2018 compared with the prior-year period were due primarily to shares repurchased by Altria under its share repurchase programs.

Change in Tax Rate: The change in tax rate was driven primarily by the Tax Reform Act (as defined below), which reduced the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018.

Operations: The decrease of $43 million in operations shown in the table above was due primarily to the following:

▪	lower income from the smokeable products segment; and

▪	higher investment spending in the innovative tobacco products businesses;

partially offset by:

▪	higher earnings from Altria’s equity investment in AB InBev; and

▪	higher income from the smokeless products segment;

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2018 Forecasted Results: In July 2018, Altria raised the lower end of its guidance and now expects its 2018 full-year adjusted diluted EPS growth rate to be in the range of 16% to 19% over 2017 full-year adjusted diluted EPS. This forecasted growth rate excludes the income and expense items in the table below. Altria’s 2018 guidance reflects investments in focus areas for long-term growth, including innovative product development and launches, regulatory science, brand equity, retail fixtures and future retail concepts. Altria expects its 2018 full-year adjusted effective tax rate will be in a range of approximately 23% to 24%.

Altria’s full-year adjusted diluted EPS guidance and full-year forecast for its adjusted effective tax rate exclude the impact of certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, gain/loss on AB InBev/SABMiller business combination, AB InBev special items, certain tax items, charges associated with tobacco and health litigation items, and resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 9. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 9”)).

Altria’s management cannot estimate on a forward-looking basis the impact of certain income and expense items, including those items noted in the preceding paragraph, on Altria’s reported diluted EPS and reported effective tax rate because these items, which could be significant, may be infrequent, are difficult to predict and may be highly variable. As a result, Altria does not provide a corresponding United States generally accepted accounting principles (“U.S. GAAP”) measure for, or reconciliation to, its adjusted diluted EPS guidance or its adjusted effective tax rate forecast.

In addition, the factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast and to the other forward-looking statements made in this Quarterly Report on Form 10-Q (“Form 10-Q”).

Expense (Income), Net Excluded from Adjusted Diluted EPS
	2018		2017
NPM Adjustment Items	$(0.06)		$—
Asset impairment, exit, implementation and acquisition-related costs	—		0.03
Tobacco and health litigation items	0.04		0.03
AB InBev special items	(0.07)		0.05
Loss (gain) on AB InBev/SABMiller business combination	0.01		(0.15)
Settlement charge for lump sum pension payments	—		0.03
Tax items	0.10	(1)	(1.91)
	$0.02		$(1.92)
(1) Primarily represents tax expense resulting from the Tax Reform Act (as defined below). This tax expense represents a partial reversal of the tax basis benefit recorded in 2017 attributable to the deemed repatriation tax related to Altria’s investment in AB InBev. For further discussion see Note 8. Income Taxes to the condensed consolidated financial statements in Item 1 (“Note 8”).

Altria reports its financial results in accordance with U.S. GAAP. Altria’s management reviews certain financial results, including diluted EPS, on an adjusted basis, which excludes certain income and expense items, including those items noted above. Altria’s management does not view any of these special items to be part of Altria’s underlying results as they may be highly variable, may be infrequent, are difficult to predict and can distort underlying business trends and results. Altria’s management also reviews income tax rates on an adjusted basis. Altria’s adjusted effective tax rate may exclude certain tax items from its reported effective tax rate. Altria’s management believes that adjusted financial measures provide useful additional insight into underlying business trends and results and provide a more meaningful comparison of year-over-year results. Adjusted financial measures are used by management and regularly provided to Altria’s chief operating decision maker (the “CODM”) for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. These adjusted financial measures are not consistent with U.S. GAAP and may not be calculated the same as similarly titled measures used by other companies. These adjusted financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.

Discussion and Analysis

Consolidated Operating Results

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net revenues:
Smokeable products	$10,960	$11,380	$5,546	$5,922
Smokeless products	1,104	1,030	579	564
Wine	308	290	166	150
All other	41	46	14	27
Net revenues	$12,413	$12,746	$6,305	$6,663

Excise taxes on products:
Smokeable products	$2,789	$3,016	$1,388	$1,556
Smokeless products	66	64	34	34
Wine	9	9	4	5
Excise taxes on products	$2,864	$3,089	$1,426	$1,595

Operating income:
Operating companies income (loss):
Smokeable products	$4,239	$4,260	$2,201	$2,224
Smokeless products	715	593	377	347
Wine	44	46	27	25
All other	(83)	(21)	(57)	(8)
Amortization of intangibles	(10)	(10)	(5)	(5)
General corporate expenses	(91)	(101)	(45)	(55)
Operating income	$4,814	$4,767	$2,498	$2,528

As discussed further in Note 6. Segment Reporting to the condensed consolidated financial statements in Item 1 (“Note 6”), the CODM reviews operating companies income to evaluate the performance of, and allocate resources to, the segments. Operating companies income for the segments is defined as operating income before general corporate expenses and amortization of intangibles. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

The following events that occurred during the six and three months ended June 30, 2018 and 2017 affected the comparability of statement of earnings amounts:

▪	NPM Adjustment Items: Pre-tax (income) expense for NPM Adjustment Items was recorded in Altria’s condensed consolidated statements of earnings as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
			(in millions)
Smokeable products segment	$(145)	$(8)	$(77)	$—
Interest and other debt expense, net	—	7	—	—
Total	$(145)	$(1)	$(77)	$—

The amounts shown in the table above for the smokeable products segment were recorded by PM USA as reductions to cost of sales, which increased operating companies income in the smokeable products segment. For further discussion, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 9.

▪	Tobacco and Health Litigation Items: Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria’s condensed consolidated statements of earnings as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Smokeable products segment	$84	$16	$60	$15
Interest and other debt expense, net	14	2	10	2
Total	$98	$18	$70	$17

During the six and three months ended June 30, 2018, PM USA recorded pre-tax charges of $84 million and $60 million, respectively, in marketing, administration and research costs, all of which related to Engle progeny cases. In addition, during the six and three months ended June 30, 2018, PM USA recorded $14 million and $10 million, respectively, in interest costs, all of which related to these cases. For further discussion, see Note 9.

During the second quarter of 2017, PM USA recorded pre-tax charges of $15 million in marketing, administration and research costs and $2 million in interest costs, all of which related to Engle progeny cases. For further discussion, see Note 9.

▪
Smokeless Products Recall: During the first quarter of 2017, USSTC voluntarily recalled certain smokeless tobacco products manufactured at its Franklin Park, Illinois facility due to a product tampering incident (the “Recall”). USSTC estimated that the Recall reduced smokeless products segment operating companies income by approximately $60 million in the first quarter of 2017.

▪
Asset Impairment, Exit and Implementation Costs: Pre-tax asset impairment, exit and implementation costs for the six and three months ended June 30, 2018 were $9 million and $6 million, respectively. Pre-tax asset impairment, exit and implementation costs for the six and three months ended June 30, 2017 were $56 million and $29 million, respectively.

In October 2016, Altria announced the consolidation of certain of its operating companies’ manufacturing facilities to streamline operations and achieve greater efficiencies. The consolidation was completed in the first quarter of 2018 and is expected to deliver approximately $50 million in annualized cost savings by the end of 2018. For a breakdown of these costs by segment, see Note 6.

▪
Loss/Gain on AB InBev/SABMiller Business Combination: For the six months ended June 30, 2018, Altria recorded a pre-tax loss of $33 million related to AB InBev’s divestitures of certain SABMiller assets and businesses in connection with obtaining necessary regulatory clearances for the 2016 AB InBev/SABMiller business combination (“AB InBev divestitures”). For the six and three months ended June 30, 2017, Altria recorded a pre-tax gain of $408 million related to the AB InBev divestitures.

▪
AB InBev Special Items: Altria’s earnings from its equity investment in AB InBev for the six months ended June 30, 2018 included net pre-tax income of $189 million, consisting primarily of Altria’s share of AB InBev’s estimated effect of the Tax Reform Act (as defined below), and gains related to AB InBev’s merger and acquisition activities, partially offset by Altria’s share of AB InBev’s mark-to-market losses on AB InBev’s derivative financial instruments used to hedge certain share commitments. Altria’s earnings from its equity investment in AB InBev for the three months ended June 30, 2018 included net pre-tax income of $72 million, consisting primarily of gains related to AB InBev’s merger and acquisition activities, partially offset by Altria’s share of AB InBev’s mark-to-market losses on AB InBev’s derivative financial instruments used to hedge certain share commitments.

Altria’s earnings from its equity investment in AB InBev for the six months ended June 30, 2017 included net pre-tax charges of $75 million, consisting primarily of Altria’s share of AB InBev’s mark-to-market losses on AB InBev’s derivative financial instruments used to hedge certain share commitments.

▪	Tax Items: On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). For further discussion, see Note 8.

Tax items for the six months ended June 30, 2018 of $95 million were due primarily to tax expense of $82 million resulting from a partial reversal of the tax basis benefit associated with the deemed repatriation tax and tax expense of $34 million for a valuation allowance on foreign tax credit carryforwards that are not realizable, partially offset by tax benefits of $22 million related to prior audit years. Tax items for the three months ended June 30, 2018 of $94 million were due primarily to tax expense of $41 million resulting from a partial reversal of the tax basis benefit associated with the deemed repatriation tax, tax expense of $34 million for a valuation allowance on foreign tax credit carryforwards that are not realizable and tax expense of $13 million as an adjustment to the provisional estimates recorded in 2017 for the Tax Reform Act.

Tax items for the six months ended June 30, 2017 of $166 million included tax benefits of $152 million related primarily to the effective settlement in June 2017 of the IRS audit of Altria and its consolidated subsidiaries’ 2010-2013 tax years (“IRS 2010-2013 Audit”) and excess tax benefits of $19 million for share-based awards that vested during the first half of 2017. Tax items for the three months ended June 30, 2017 of $108 million were due primarily to tax benefits of $110 million resulting from the effective settlement of the IRS 2010-2013 Audit.

Consolidated Results of Operations for the Six Months Ended June 30, 2018

The following discussion compares consolidated operating results for the six months ended June 30, 2018 with the six months ended June 30, 2017.

Net revenues, which include excise taxes billed to customers, decreased $333 million (2.6%), due primarily to lower net revenues in the smokeable products segment, partially offset by higher net revenues in the smokeless products segment.

Cost of sales decreased $295 million (7.8%), due primarily to lower shipment volume in the smokeable products segment and higher NPM Adjustment Items, partially offset by higher costs in the smokeable products segment.

Excise taxes on products decreased $225 million (7.3%), due to lower smokeable products shipment volume.

Marketing, administration and research costs increased $152 million (13.7%), due primarily to higher costs in the smokeable products segment (which included higher tobacco and health litigation items) and higher investment spending in the innovative tobacco products businesses.

Operating income increased $47 million (1.0%), due primarily to higher operating results from the smokeless products segment (which included the impact of the Recall in 2017), partially offset by higher investment spending in the innovative tobacco products businesses and lower operating results from the smokeable products segment.

Earnings from Altria’s equity investment in AB InBev, which increased $407 million, were positively impacted by AB InBev special items.

Altria’s income tax rate decreased 7.3 percentage points to 24.9%, due primarily to a reduction in tax expense from the decrease in the U.S. federal statutory corporate income tax rate as a result of the Tax Reform Act, partially offset by tax benefits of $152 million related primarily to the effective settlement in June 2017 of the IRS 2010-2013 Audit, tax expense of $82 million in 2018 related to the deemed repatriation tax and tax expense of $34 million in 2018 for a valuation allowance. For further discussion, see Note 8.

Net earnings attributable to Altria of $3,770 million increased $380 million (11.2%), due primarily to a lower income tax rate, higher earnings from Altria’s equity investment in AB InBev and higher operating income, partially offset by a 2017 gain on AB InBev/SABMiller business combination. Diluted and basic EPS attributable to Altria of $1.99, each increased by 13.7%, due to higher net earnings attributable to Altria and fewer shares outstanding.

Consolidated Results of Operations for the Three Months Ended June 30, 2018

The following discussion compares consolidated operating results for the three months ended June 30, 2018 with the three months ended June 30, 2017.

Net revenues, which include excise taxes billed to customers, decreased $358 million (5.4%), due primarily to lower net revenues in the smokeable products segment.

Cost of sales decreased $216 million (11.1%), due primarily to lower shipment volume in the smokeable products segment and NPM Adjustment Items in 2018.

Excise taxes on products decreased $169 million (10.6%), due to lower smokeable products shipment volume.

Marketing, administration and research costs increased $67 million (11.7%), due primarily to higher costs in the smokeable products segment (which included higher tobacco and health litigation items) and higher investment spending in the innovative tobacco products businesses.

Operating income decreased $30 million (1.2%), due primarily to higher investment spending in the innovative tobacco products businesses and lower operating results from the smokeable products segment, partially offset by higher operating results from the smokeless products segment.

Earnings from Altria’s equity investment in AB InBev, which increased $88 million (62.9%), were positively impacted by AB InBev special items.

Altria’s income tax rate decreased 5.0 percentage points to 26.6%, due primarily to a reduction in tax expense from the decrease in the U.S. federal statutory corporate income tax rate as a result of the Tax Reform Act, partially offset by tax benefits of $110 million related primarily to the effective settlement in June 2017 of the IRS 2010-2013 Audit, tax expense of $41 million in 2018 related to the deemed repatriation tax and tax expense of $34 million in 2018 for a valuation allowance. For further discussion, see Note 8.

Net earnings attributable to Altria of $1,876 million decreased $113 million (5.7%), due primarily to a 2017 gain on AB InBev/SABMiller business combination and lower operating income, partially offset by a lower income tax rate and higher earnings from Altria’s equity investment in AB InBev. Diluted and basic EPS attributable to Altria of $0.99, each decreased by 3.9%, due to lower net earnings attributable to Altria, partially offset by fewer shares outstanding.

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

In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria’s tobacco subsidiaries. Our tobacco subsidiaries believe that a significant number of adult tobacco consumers switch between tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products and oral tobacco-derived nicotine products. The e-vapor category grew rapidly from 2012 through early 2015 off a small base, but then slowed. The growth trend resumed in 2017. Growth of the e-vapor category and other innovative tobacco products could contribute to a reduction in consumption levels and sales volume of other tobacco product categories. Altria and its tobacco subsidiaries believe the innovative tobacco product categories will continue to be dynamic as adult tobacco consumers explore a variety of tobacco product options.

Altria and its tobacco subsidiaries work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the United States through innovation and adjacency growth strategies (including, where appropriate, arrangements with, or investments in, third parties). See the discussions regarding new product technologies, adjacency growth strategy and evolving consumer preferences in Cautionary Factors That May Affect Future Results for certain risks associated with the foregoing discussion.

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

Altria’s tobacco subsidiaries participate actively in processes established by the FDA to develop and implement the FSPTCA’s regulatory framework, including submission of comments to various FDA proposals and participation in public hearings and engagement sessions.

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

Impact on Our Business; Compliance Costs and User Fees

Regulations imposed and other regulatory actions taken by the FDA under the FSPTCA could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries in a number of different ways. For example, actions by the FDA could:

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

The failure to comply with FDA regulatory requirements, even inadvertently, and FDA enforcement actions could also have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries.

The FSPTCA imposes user fees on cigarette, cigarette tobacco, smokeless tobacco, cigar and pipe tobacco manufacturers and importers to pay for the cost of regulation and other matters. The FSPTCA does not impose user fees on e-vapor product manufacturers. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation and then among manufacturers and importers within each respective category based on their relative market shares, all as prescribed by the statute and FDA regulations. Payments for user fees are adjusted for several factors, including inflation, market share and industry volume. For a discussion of the impact of the FDA user fee payments on Altria, see Financial Review - Debt and Liquidity - Payments Under State Settlement Agreements and FDA Regulation below. In addition, compliance with the FSPTCA’s regulatory requirements has resulted and will continue to result in additional costs for our tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter or year to date period but could become material, either individually or in the aggregate, to one or more of our tobacco subsidiaries.

Investigation and Enforcement

The FDA has a number of investigatory and enforcement tools available to it, including document requests and other required information submissions, facility inspections, examinations and investigations, injunction proceedings, monetary penalties, product withdrawal and recall orders, and product seizures. The use of any of these investigatory or enforcement tools by the FDA could result in significant costs to the tobacco businesses of Altria or otherwise have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries.

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

Subject to certain limitations arising from legal challenges, the Final Tobacco Marketing Rule took effect in June 2010 for cigarettes and smokeless tobacco products and in August 2016 for covered tobacco products. At the time of the re-promulgation of the Final Tobacco Marketing Rule, the FDA also issued an ANPRM regarding the so-called “1000 foot rule,” which would establish restrictions on the placement of outdoor tobacco advertising in relation to schools and playgrounds. PM USA and USSTC submitted comments on this ANPRM.

FDA Regulatory Actions

Graphic Warnings

In June 2011, as required by the FSPTCA, the FDA issued its final rule to modify the required warnings that appear on cigarette packages and in cigarette advertisements.  The FSPTCA requires the warnings to consist of nine new textual warning statements accompanied by color graphics depicting the negative health consequences of smoking.  The graphic health warnings will (i) be located beneath the cellophane, and comprise the top 50% of the front and rear panels of cigarette packages and (ii) occupy 20% of a cigarette advertisement and be located at the top of the advertisement. After a legal challenge to the rule, the FDA announced its plans to propose a new graphic warnings rule in the future.

Substantial Equivalence and Other New Product Processes/Pathways

In general, in order to continue marketing provisional products, manufacturers of such products were required to send to the FDA a report demonstrating substantial equivalence by March 22, 2011 for the FDA to determine if such tobacco products are “substantially equivalent” to products commercially available as of February 15, 2007.  Nearly all cigarette and smokeless tobacco products currently marketed by PM USA and USSTC are provisional products, as are some of the products currently marketed by Nat Sherman. Our subsidiaries submitted timely substantial equivalence reports for these provisional products and can continue marketing these products unless the FDA makes a determination that a specific provisional product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products from the marketplace. In April 2018, the FDA announced that it will not review a certain subset of provisional product substantial equivalence reports and that those products can generally continue to be legally marketed without further FDA review. PM

USA and USSTC have provisional products included in this subset of products, but also have provisional products that will continue to be subject to the substantial equivalence review process as discussed below. In addition, PM USA and USSTC submitted substantial equivalence reports on products proposed to be marketed after March 22, 2011 (“non-provisional” products). While our cigarette and smokeless tobacco subsidiaries believe all of their current products meet the statutory requirements of the FSPTCA, they cannot predict whether, when or how the FDA ultimately will apply its guidance to their various respective substantial equivalence reports or seek to enforce the law and regulations consistent with its guidance.

PM USA and USSTC have received decisions on certain provisional and non-provisional products. The provisional products that were found to be not substantially equivalent (all smokeless tobacco products) had been discontinued for business reasons prior to the FDA’s determination; therefore, the determinations did not impact business results. In February 2018, USSTC filed a lawsuit challenging the FDA’s determination that certain of its non-provisional products are not substantially equivalent. In June 2018, the FDA reversed its determination and found that such products were substantially equivalent. As a result, USSTC dismissed its lawsuit. There remain a significant number of substantial equivalence reports for products for which the FDA has not announced decisions and that do not fall within the scope of the FDA’s April 2018 announcement discussed above. At the request of the FDA, our cigarette and smokeless tobacco subsidiaries have provided additional information with respect to certain of these substantial equivalence reports. We cannot predict whether this additional information will be satisfactory to the FDA to result in substantial equivalence determinations for the products covered by those reports. It is also not possible to predict how long reviews by the FDA of substantial equivalence reports or new tobacco product applications for any tobacco product will take. A “not substantially equivalent” determination or denial of a new tobacco product application on one or more products could have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries.

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

The FDA issued guidance on the substantial equivalence process in 2015 entitled “Guidance for Industry: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions” (“Substantial Equivalence Guidance”). The guidance provides that (i) certain label changes and (ii) changes to the quantity of tobacco product(s) in a package would each require submission of newly required substantial equivalence reports and authorization from the FDA prior to marketing tobacco products with such changes, even when the tobacco product itself is not changed. In a 2016 industry legal challenge, the court concluded that a modification to an existing product’s label does not result in a “new tobacco product” subject to the substantial equivalence review process and upheld the Substantial Equivalence Guidance in all other respects. Our cigarette and smokeless tobacco subsidiaries market various products that fall within the scope of the Substantial Equivalence Guidance.

Deeming Regulations

As discussed above under FSPTCA and FDA Regulation - The Regulatory Framework, in May 2016, the FDA issued final regulations for all Other Tobacco Products, imposing the FSPTCA regulatory framework on the tobacco products manufactured, marketed and sold by Middleton, Nu Mark and Nat Sherman. At the same time the FDA issued its final deeming regulations, it also amended the Final Tobacco Marketing Rule as described above in FSPTCA and FDA Regulation - Final Tobacco Marketing Rule. Under the new regulations, for Other Tobacco Products modified or introduced into the market for the first time between February 15, 2007 and August 8, 2016, manufacturers must demonstrate substantial equivalence to a product on the market as of February 15, 2007 or obtain a “new tobacco marketing order” by certain specified dates to continue marketing those products. For further details, see FSPTCA and FDA Regulation - FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways above.

Among the FSPTCA requirements that apply to Other Tobacco Products is a ban on descriptors, including “mild,” when used as descriptors of modified risk unless expressly authorized by the FDA. In connection with a 2016 lawsuit initiated by Middleton, the Department of Justice, on behalf of the FDA, informed Middleton that at present the FDA does not intend to bring an enforcement action against Middleton for the use of the term “mild” in the trademark “Black & Mild.” Consequently, Middleton dismissed its lawsuit without prejudice. If the FDA were to change its mind at some later date, Middleton would have the opportunity to make a submission to the FDA and ultimately, if necessary, to bring another lawsuit.

Potential Product Standards

▪	Nicotine and Flavors: Pursuant to the July 2017 Comprehensive Plan, in March 2018 the FDA issued an ANPRM on the following matters:

▪
Nicotine in cigarettes and potentially other combustible tobacco products: The potential public health benefits and any possible adverse effects of lowering nicotine in combustible cigarettes to non-addictive or minimally addictive levels through achievable product standards. Specifically, the FDA is seeking comments on the consequences of such product standard, including (i) smokers compensating by smoking more cigarettes to obtain the same level of nicotine as with their current product and (ii) the illicit trade of cigarettes containing nicotine at levels higher than a non-addictive threshold that may be established by the FDA. The FDA is also seeking comments on whether a nicotine product standard should apply to other combustible tobacco products, including cigars.

PM USA, Middleton and Nat Sherman submitted public comments in response to the ANPRM regarding nicotine in cigarettes and potentially other combustible tobacco products in July 2018. This ANPRM process may ultimately lead to the FDA’s development of product standards for nicotine in combustible tobacco products such as cigarettes and cigars. If such regulations were to become final and upheld in the courts, it could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria, PM USA, Middleton and Nat Sherman.

▪
Flavors in all tobacco products: The role that flavors (including menthol) in tobacco products play in attracting youth and may play in helping some smokers switch to potentially less harmful forms of nicotine delivery. The FDA previously released its preliminary scientific evaluation on menthol, which states “that menthol cigarettes pose a public health risk above that seen with non-menthol cigarettes.” FDA’s evaluation followed an earlier report to the FDA from TPSAC on the impact of the use of menthol in cigarettes on the public health and included a recommendation that the “[r]emoval of menthol cigarettes from the marketplace would benefit public health in the United States” and an observation that any ban on menthol cigarettes could lead to an increase in contraband cigarettes and other potential unintended consequences. No future action can be taken by the FDA to regulate the manufacture, marketing or sale of menthol cigarettes (including a possible ban) until the completion of a full rulemaking process.

Altria’s tobacco subsidiaries submitted public comments in response to the ANPRM regarding flavors in tobacco products in July 2018. This ANPRM process may ultimately lead to the FDA’s development of product standards for characterizing flavors in all tobacco products, including menthol in cigarettes. If such regulations were to become final and upheld in the courts, it could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries.

The July 2017 Comprehensive Plan also includes the FDA’s intent to develop e-vapor product standards to protect against known public health risks such as battery issues and concerns about children’s exposure to liquid nicotine.

▪
NNN in Smokeless Tobacco: In January 2017, the FDA proposed a product standard for N-nitrosonornicotine (“NNN”) levels in finished smokeless tobacco products.  USSTC submitted comments to the FDA in July 2017. If the proposed rule as presently proposed were to become final and upheld in the courts, it could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and USSTC.

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

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. By way of example, in 2009, the federal excise tax (“FET”) on cigarettes increased from $0.39 per pack to approximately $1.01 per pack; in 2010, the New York state excise tax increased by $1.60 to $4.35 per pack; in October 2014, Philadelphia, Pennsylvania enacted a $2.00 per pack local cigarette excise tax; and in November 2016, California passed a ballot measure to increase its cigarette excise tax by $2.00 per pack and its smokeless tobacco ad valorem excise tax from 27.30% to 65.08%, which went into effect on April 1, 2017 and July 1, 2017, respectively. Between the end of 1998 and July 23, 2018, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.78 per pack. As of July 23, 2018, Kentucky and Oklahoma have enacted cigarette excise tax increases, which went into effect July 1, 2018.  Various other proposed increases are pending in other states.

Tax increases are expected to continue to have an adverse impact on sales of the tobacco products of our tobacco subsidiaries through lower consumption levels and the potential shift in adult consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products. Such shifts may have an adverse impact on the sales volume and reported share performance of tobacco products of Altria’s tobacco subsidiaries.

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of July 23, 2018, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of July 23, 2018, 180 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain; and restrict smoking in public places.

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

State Settlement Agreements

As discussed in Note 9, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. For a discussion of the impact of the State Settlement Agreements on Altria, see Financial Review - Debt and Liquidity - Payments Under State Settlement Agreements and FDA Regulation below and Note 9. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

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

Whether other states or localities will enact legislation in these areas, and the precise nature of such legislation if enacted, cannot be predicted. Altria’s tobacco subsidiaries have challenged and will continue to challenge certain state and local legislation, including through litigation.

State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products

An increasing number of states and localities have proposed legislation to increase the minimum age to purchase tobacco products above the current federal minimum age of 18. The following states have enacted such legislation: California (21), Hawaii (21), Alabama (19), Alaska (19), New Jersey (21), Utah (19), Oregon (21) and Maine (21).  Many localities (including New York City (21) and Chicago (21)) have taken similar actions. As of July 23, 2018, minimum age legislation is under consideration in various states, but no state has enacted such legislation in 2018.

Health Effects of Tobacco Product Consumption and Exposure to Environmental Tobacco Smoke (“ETS”)

Reports with respect to the health effects of smoking have been publicized for many years, including various reports by the U.S. Surgeon General. Altria and its tobacco subsidiaries believe that the public should be guided by the messages of the U.S. Surgeon General and public health authorities worldwide in making decisions concerning the use of tobacco products.

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

It is not possible to predict what, if any, additional legislation, regulation or other governmental action will be enacted or implemented (and, if challenged, upheld) relating to the manufacturing, design, packaging, marketing, advertising, sale or use of tobacco products, or the tobacco industry generally. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented that could have a material adverse impact on the business and volume of our tobacco subsidiaries and the consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries.

Governmental Investigations

From time to time, Altria and its subsidiaries are subject to governmental investigations on a range of matters. Altria and its subsidiaries cannot predict whether new investigations may be commenced.

Illicit Trade in Tobacco Products

Illicit trade in tobacco products can have an adverse impact on the businesses of Altria and its tobacco subsidiaries. Illicit trade can take many forms, including the sale of counterfeit tobacco products; the sale of tobacco products in the United States that are intended for sale outside the country; the sale of untaxed tobacco products over the Internet and by other means designed to avoid the collection of applicable taxes; and diversion into one taxing jurisdiction of tobacco products intended for sale in another. Counterfeit tobacco products, for example, are manufactured by unknown third parties in unregulated environments. Counterfeit versions of our tobacco subsidiaries’ products can negatively affect adult tobacco consumer experiences with and opinions of those brands. Illicit trade in tobacco products also harms law-abiding wholesalers and retailers by depriving them of lawful sales and undermines the significant investment Altria’s tobacco subsidiaries have made in legitimate distribution channels. Moreover, illicit trade in tobacco products results in federal, state and local governments losing tax revenues. Losses in tax revenues can cause such governments to take various actions, including increasing excise taxes; imposing legislative or regulatory requirements that may adversely impact Altria’s consolidated results of operations and cash flows and the businesses of its tobacco subsidiaries; or asserting claims against manufacturers of tobacco products or members of the trade channels through which such tobacco products are distributed and sold.

Altria and its tobacco subsidiaries devote significant resources to help prevent illicit trade in tobacco products and to protect legitimate trade channels. For example, Altria’s tobacco subsidiaries engage in a number of initiatives to help prevent illicit trade in tobacco products, including communication with wholesale and retail trade members regarding illicit trade in tobacco products and how they can help prevent such activities; enforcement of wholesale and retail trade programs and policies that address illicit trade in tobacco products; engagement with and support of law enforcement and regulatory agencies; litigation to protect their trademarks; and support for a variety of federal and state legislative initiatives. Legislative initiatives to address illicit trade in tobacco products are designed to protect the legitimate channels of distribution, impose more stringent penalties for the violation of illegal trade laws and provide additional tools for law enforcement. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products continue to evolve as the nature of illicit tobacco products evolves.

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

Operating Results

The following discussion compares operating results for the smokeable and smokeless products segments for the six and three months ended June 30, 2018, with the six and three months ended June 30, 2017.

	For the Six Months Ended June 30,
	Net Revenues		Operating Companies Income
	2018	2017	2018	2017
	(in millions)
Smokeable products	$10,960	$11,380	$4,239	$4,260
Smokeless products	1,104	1,030	715	593
Total smokeable and smokeless products	$12,064	$12,410	$4,954	$4,853

	For the Three Months Ended June 30,
	Net Revenues		Operating Companies Income
	2018	2017	2018	2017
	(in millions)
Smokeable products	$5,546	$5,922	$2,201	$2,224
Smokeless products	579	564	377	347
Total smokeable and smokeless products	$6,125	$6,486	$2,578	$2,571

Smokeable products segment

The smokeable products segment’s net revenues and operating companies income decreased during the six and three months ended June 30, 2018, due primarily to lower shipment volume, partially offset by higher pricing.

The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(sticks in millions)
Cigarettes:
Marlboro	47,182	50,852	(7.2)%	23,529	26,157	(10.0)%
Other premium	2,813	3,000	(6.2)%	1,404	1,550	(9.4)%
Discount	4,793	5,444	(12.0)%	2,333	2,862	(18.5)%
Total cigarettes	54,788	59,296	(7.6)%	27,266	30,569	(10.8)%
Cigars:
Black & Mild	789	765	3.1%	414	402	3.0%
Other	6	8	(25.0)%	3	4	(25.0)%
Total cigars	795	773	2.8%	417	406	2.7%
Total smokeable products	55,583	60,069	(7.5)%	27,683	30,975	(10.6)%

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

The following table summarizes cigarettes retail share performance:

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2018	2017	Percentage Point Change	2018	2017	Percentage Point Change
Cigarettes:
Marlboro	43.2%	43.6%	(0.4)	43.2%	43.5%	(0.3)
Other premium	2.6	2.7	(0.1)	2.6	2.7	(0.1)
Discount	4.4	4.7	(0.3)	4.4	4.7	(0.3)
Total cigarettes	50.2%	51.0%	(0.8)	50.2%	50.9%	(0.7)

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

PM USA and Middleton executed the following pricing and promotional allowance actions during 2018 and 2017:

•	Effective May 6, 2018, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.11 per five-pack.

▪	Effective March 25, 2018, PM USA increased the list price on all of its cigarette brands by $0.09 per pack.

▪	Effective September 24, 2017, PM USA increased the list price on all of its cigarette brands by $0.10 per pack.

▪	Effective May 21, 2017, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.10 per five-pack.

▪	Effective March 19, 2017, PM USA increased the list price on Parliament by $0.12 per pack. In addition, PM USA increased the list price on all of its other cigarette brands by $0.08 per pack.

Net revenues, which include excise taxes billed to customers, for the six months ended June 30, 2018 decreased $420 million (3.7%), due primarily to lower shipment volume ($967 million), partially offset by higher pricing ($549 million), which includes lower promotional investments. Operating companies income for the six months ended June 30, 2018 decreased $21 million (0.5%), due primarily to lower shipment volume ($537 million), higher costs ($157 million, which includes higher tobacco and health litigation items and investments in strategic initiatives) and higher per unit settlement charges, mostly offset by higher pricing ($543 million), which includes lower promotional investments, and higher NPM Adjustment Items ($137 million).

Net revenues, which include excise taxes billed to customers, for the three months ended June 30, 2018 decreased $376 million (6.3%), due primarily to lower shipment volume ($715 million), partially offset by higher pricing ($349 million), which includes lower promotional investments. Operating companies income for the three months ended June 30, 2018 decreased $23 million (1.0%), due primarily to lower shipment volume ($399 million) and higher tobacco and health litigation items ($45 million), mostly offset by higher pricing ($343 million), which includes lower promotional investments, and NPM Adjustment Items in 2018 ($77 million).

The smokeable products segment’s reported domestic cigarettes shipment volume for the six months ended June 30, 2018 decreased 7.6%, driven primarily by the industry’s rate of decline, trade inventory movements and retail share losses. When adjusted for trade inventory movements, the smokeable products segment’s domestic cigarettes shipment volume for the six months ended June 30, 2018 decreased an estimated 5.5%. Total domestic cigarette industry volumes for the six months ended June 30, 2018 declined by an estimated 4.5%.

The smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended June 30, 2018 decreased 10.8%, driven primarily by trade inventory movements, the industry’s rate of decline and retail share losses. When adjusted for trade inventory movements, the smokeable products segment’s domestic cigarettes shipment volume for the three months ended June 30, 2018 decreased an estimated 5%. Total domestic cigarette industry volumes for the three months ended June 30, 2018 declined by an estimated 3.5%.

Shipments of premium cigarettes accounted for 91.3% and 91.4% of smokeable products’ reported domestic cigarettes shipment volume for the six and three months ended June 30, 2018, respectively, versus 90.8% and 90.6% for the six and three months ended June 30, 2017, respectively.

The smokeable products segment’s reported cigars shipment volume for the six and three months ended June 30, 2018 increased 2.8% and 2.7%, respectively.

In the first half of 2018, Marlboro’s retail share declined 0.4 share points to 43.2%, driven in part by continued effects from the April 2017 California state excise tax increase. Marlboro’s retail share declined 0.3 share points in the second quarter of 2018 and was unchanged sequentially. The smokeable products segment’s total cigarette retail share for the six and three months ended June 30, 2018 declined 0.8 and 0.7 share points, respectively, and declined 0.1 share point sequentially for the quarter.

Smokeless products segment

For the first half of 2018, the smokeless products segment grew net revenues and operating companies income, due primarily to higher pricing and the impact of the Recall in 2017, partially offset by lower volume. In the second quarter of 2018, the smokeless products segment grew net revenues and operating companies income primarily through higher pricing, partially offset by lower volume.

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(cans and packs in millions)
Copenhagen	262.5	262.0	0.2%	138.1	137.5	0.4%
Skoal	114.8	121.4	(5.4)%	59.8	65.8	(9.1)%
Copenhagen and Skoal	377.3	383.4	(1.6)%	197.9	203.3	(2.7)%
Other	34.1	33.4	2.1%	17.8	17.7	0.6%
Total smokeless products	411.4	416.8	(1.3)%	215.7	221.0	(2.4)%

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

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2018	2017	Percentage Point Change	2018	2017	Percentage Point Change
Copenhagen	34.3%	33.8%	0.5	34.3%	34.3%	—
Skoal	16.3	17.0	(0.7)	16.4	16.8	(0.4)
Copenhagen and Skoal	50.6	50.8	(0.2)	50.7	51.1	(0.4)
Other	3.4	3.2	0.2	3.4	3.2	0.2
Total smokeless products	54.0%	54.0%	—	54.1%	54.3%	(0.2)

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

USSTC executed the following pricing actions during 2018 and 2017:

▪	Effective June 5, 2018, USSTC increased the list price on all its brands by $0.07 per can.

▪
Effective September 26, 2017, USSTC increased the list price on Copenhagen and Skoal popular price products by $0.12 per can. In addition, USSTC increased the list price on all its brands, except for Copenhagen and Skoal popular price products, by $0.07 per can.

▪	Effective April 25, 2017, USSTC increased the list price on all its brands by $0.07 per can.

Net revenues, which include excise taxes billed to customers, for the six months ended June 30, 2018 increased $74 million (7.2%), due primarily to higher pricing and the impact of the Recall during the three months ended March 31, 2017, partially offset by lower volume. Operating companies income for the six months ended June 30, 2018 increased $122 million (20.6%), due primarily to higher pricing ($62 million), the impact of the Recall during the three months ended March 31, 2017 ($60 million) and lower costs in connection with the facilities consolidation ($36 million), partially offset by lower volume.

Net revenues, which include excise taxes billed to customers, for the three months ended June 30, 2018 increased $15 million (2.7%), due primarily to higher pricing, partially offset by lower shipment volume. Operating companies income for the three months ended June 30, 2018 increased $30 million (8.6%), due primarily to higher pricing ($30 million) and lower costs in connection with the facilities consolidation ($17 million), partially offset by lower volume.

USSTC’s reported domestic shipment volume declined 1.3% for the six months ended June 30, 2018, driven primarily by the industry’s rate of decline. When adjusted for calendar differences, USSTC estimates that its domestic smokeless products shipment volume declined approximately 1.5%.

USSTC’s reported domestic shipment volume declined 2.4% for the three months ended June 30, 2018, driven primarily by the industry’s rate of decline and retail share losses. Adjusted shipment volume comparisons are not provided due to the unusual effects of the Recall in 2017.

The smokeless products category volume declined an estimated 1% over the six months ended June 30, 2018.

For the first half of 2018, Copenhagen’s retail share grew 0.5 share points to 34.3% and Skoal’s retail share declined 0.7 share points to 16.3%. Copenhagen and Skoal’s combined retail share decreased 0.2 share points to 50.6%.

Copenhagen’s retail share was unchanged at 34.3% in the second quarter of 2018 and Skoal’s retail share declined 0.4 share points to 16.4%. Copenhagen and Skoal’s combined retail share decreased 0.4 share points to 50.7%.

Total smokeless products retail share was unchanged at 54.0% for the six months ended June 30, 2018 and declined 0.2 share points to 54.1% for the three months ended June 30, 2018.

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

Operating Results
Ste. Michelle’s operating companies income declined for the six months ended June 30, 2018, due primarily to higher selling, general and administrative costs, partially offset by higher shipment volume, but increased for the three months ended June 30, 2018, driven by higher volume.
The following discussion compares wine segment results for the six and three months ended June 30, 2018, with the six and three months ended June 30, 2017.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net revenues	$308	$290	$166	$150
Operating companies income	$44	$46	$27	$25

Net revenues, which include excise taxes billed to customers, for the six months ended June 30, 2018 increased $18 million (6.2%), due primarily to higher shipment volume. Operating companies income for the six months ended June 30, 2018 decreased $2 million (4.3%), due primarily to higher selling, general and administrative expenses (including one-time employee bonuses), partially offset by higher shipment volume.

Net revenues, which include excise taxes billed to customers, increased $16 million (10.7%), due primarily to favorable premium mix and higher shipment volume. Operating companies income for the three months ended June 30, 2018 increased $2 million (8.0%), due primarily to higher shipment volume and favorable premium mix, mostly offset by higher selling, general and administrative expenses.

For the six and three months ended June 30, 2018, Ste. Michelle’s reported wine shipment volume of 3,698 and 1,930 thousand cases, increased 6.2% and 6.3%, respectively.

Financial Review

Net Cash Provided by Operating Activities

During the first six months of 2018, net cash provided by operating activities was $3,850 million compared with $1,945 million during the first six months of 2017. This increase was due primarily to lower payments of settlement charges and income taxes in 2018.
Altria had a working capital deficit at June 30, 2018 and December 31, 2017. Altria’s management believes that Altria has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.

Net Cash Used In Investing Activities

During the first six months of 2018, net cash used in investing activities was $81 million compared with $246 million during the first six months of 2017. This decrease was due primarily to the acquisition of a business in 2017 and proceeds from asset sales in the financial services business in 2017.

Cash Used in Financing Activities

During the first six months of 2018, cash used in financing activities was $3,560 million compared with $4,016 million during the first six months of 2017. This decrease was due primarily to lower repurchases of common stock during the first six months of 2018, partially offset by higher dividends paid during the first six months of 2018.

Debt and Liquidity

Credit Ratings - Altria’s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under Altria’s credit agreement is discussed below. See the discussion below regarding the potential adverse impact of certain events on Altria’s credit ratings in Cautionary Factors That May Affect Future Results.

At June 30, 2018, the credit ratings and outlook for Altria’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	A3	Stable
Standard & Poor’s Ratings Services (“Standard & Poor’s”)	A-1	A-	Stable
Fitch Ratings Ltd.	F2	A-	Stable

Credit Lines - From time to time, Altria has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At June 30, 2018 and 2017, and at December 31, 2017, Altria had no short-term borrowings.

At June 30, 2018, Altria had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion and expires August 19, 2020.

Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria’s long-term senior unsecured debt ratings at June 30, 2018 for borrowings under the Credit Agreement was 1.125%. The Credit Agreement does not include any other rating triggers, nor does it contain any provisions that could require the posting of collateral. At June 30, 2018, credit available to Altria under the Credit Agreement was $3.0 billion.

The Credit Agreement is used for general corporate purposes and to support Altria’s commercial paper issuances. The Credit Agreement requires that Altria maintain (i) a ratio of debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.0 to 1.0 and (ii) a ratio of consolidated EBITDA to consolidated interest expense of not less than 4.0 to 1.0, each calculated as of the end of the applicable quarter on a rolling four quarters basis. At June 30, 2018, the ratios of debt to consolidated EBITDA and consolidated EBITDA to consolidated interest expense, calculated in accordance with the Credit Agreement, were 1.3 to 1.0 and 14.8 to 1.0, respectively. Altria expects to continue to meet its covenants associated with the Credit Agreement. The terms “consolidated EBITDA,” “debt” and “consolidated interest expense,” as defined in the Credit Agreement, include certain adjustments. Exhibit 99.3 to Altria’s Form 10-Q for the period ended September 30, 2013 sets forth the definitions of these terms as they appear in the Credit Agreement and is incorporated herein by reference.

Any commercial paper issued by Altria and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 10. Condensed Consolidating Financial Information to the condensed consolidated financial statements in Item 1 (“Note 10”).

Financial Market Environment - Altria believes it has adequate liquidity and access to financial resources to meet its anticipated obligations and ongoing business needs in the foreseeable future. Altria continues to monitor the credit quality of its bank group and is not aware of any potential non-performing credit provider in that group. Altria believes the lenders in its bank group will be willing and able to advance funds in accordance with their legal obligations. See the discussion below regarding access to debt capital markets in Cautionary Factors That May Affect Future Results for certain risk factors associated with the foregoing discussion.

Tax Reform Act - As a result of the Tax Reform Act’s reduction in the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018, Altria expects increased liquidity. Altria plans to make strategic long-term investments with the increased liquidity, reinvesting approximately one-third of the total tax reform benefit in 2018, with a moderating level of investment in subsequent years.

Debt - At June 30, 2018 and December 31, 2017, Altria’s total debt was $13.9 billion.

Guarantees and Other Similar Matters - As discussed in Note 9, Altria and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at June 30, 2018. From time to time, subsidiaries of Altria also issue lines of credit to affiliated entities. In addition, as discussed in Note 10, PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity.

Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 9, PM USA and Nat Sherman have entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, PM USA, Middleton, Nat Sherman and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements and the FDA user fees are based on variable factors, such as volume, operating income, market share and inflation, depending on the subject payment. Altria’s subsidiaries account for the cost of the State Settlement Agreements and FDA user fees as a component of cost of sales. Altria’s subsidiaries recorded approximately $2.1 billion and $2.4 billion of charges to cost of sales for the six months ended June 30, 2018 and 2017, respectively, and approximately $1.0 billion and $1.2 billion of charges to cost of sales for the three months ended June 30, 2018 and 2017, respectively, in connection with the State Settlement Agreements and FDA user fees. For further discussion of the resolutions of certain disputes with states and territories related to the NPM Adjustment provision under the MSA, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 9.

Based on current agreements, 2017 market share and historical annual industry volume decline rates, the estimated amounts that Altria’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees approximate $4.6 billion in 2018 and $4.8 billion each year thereafter. These amounts exclude the potential impact of the NPM Adjustment provision applicable under the MSA and the revised NPM Adjustment provisions applicable under the resolutions of the NPM Adjustment disputes.

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

Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of June 30, 2018, PM USA has posted appeal bonds totaling approximately $93 million, which have been collateralized with cash deposits. These cash deposits are included in assets on the condensed consolidated balance sheet.

Although litigation is subject to uncertainty and an adverse outcome or settlement of litigation could have a material adverse effect on the financial position, cash flows or results of operations of PM USA, UST or Altria in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 9 and in Cautionary Factors That May Affect Future Results, management expects cash flow from operations, together with Altria’s access to capital markets, to provide sufficient liquidity to meet ongoing business needs.

Equity and Dividends

On January 30, 2018, Altria granted an aggregate of 0.6 million restricted stock units and 0.1 million performance stock units to eligible employees. The service restrictions for the restricted stock units and the performance stock units lapse in the first quarter of 2021. In addition, the payout of the performance stock units requires the achievement of certain performance measures, which were predetermined at the time of grant, over a three-year performance cycle. These performance measures consist of Altria’s adjusted diluted EPS compounded annual growth rate and Altria’s total shareholder return relative to a predetermined peer group. The weighted-average market value per share of the restricted stock units and the performance stock units granted on January 30, 2018 was $69.26 on the date of grant.

During the six months ended June 30, 2018, 0.8 million shares of restricted stock units and performance stock units vested. The total fair value of restricted stock units and performance stock units that vested during the six months ended June 30, 2018 was $57 million. The weighted-average grant date fair value per share of these awards was $55.34.

Dividends paid during the first six months of 2018 and 2017 were $2,585 million and $2,369 million, respectively, an increase of 9.1%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria under its share repurchase programs.

During the first quarter of 2018, Altria’s Board of Directors (the “Board of Directors”) approved a 6.1% increase in the quarterly dividend rate to $0.70 per share of Altria common stock versus the previous rate of $0.66 per share. Altria expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $2.80 per share. Future dividend payments remain subject to the discretion of the Board of Directors.

In July 2015, the Board of Directors authorized a $1.0 billion share repurchase program that it expanded to $3.0 billion in October 2016 and to $4.0 billion in July 2017 (as expanded, the “July 2015 share repurchase program”). In January 2018, Altria completed the July 2015 share repurchase program. Following the completion of the July 2015 share repurchase program, the Board of Directors authorized a new $1.0 billion share repurchase program in January 2018 that it expanded to $2.0 billion in May 2018 (as expanded, the “January 2018 share repurchase program”), which Altria expects to complete by the end of the second quarter of 2019. For further discussion of Altria’s share repurchase programs, see Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Item 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.

Recent Accounting Guidance Not Yet Adopted

See Note 11. Recent Accounting Guidance Not Yet Adopted to the condensed consolidated financial statements in Item 1 for a discussion of recently issued accounting guidance applicable to, but not yet adopted by, Altria.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying estimates or assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements and whether to invest in or remain invested in Altria’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in, or implied by, any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this Form 10-Q particularly in the “Business Environment” sections preceding our discussion of the operating results of our subsidiaries’ businesses above. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.

Unfavorable litigation outcomes could materially adversely affect the consolidated results of operations, cash flows or financial position of Altria or the businesses of one or more of its subsidiaries.

Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria and its subsidiaries, including PM USA and UST and its subsidiaries, as well as their respective indemnitees. Various types of claims may be raised in these proceedings, including product liability, consumer protection, antitrust, tax, contraband-related claims, patent infringement, employment matters, claims for contribution and claims of competitors and distributors.

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
1 This section uses the terms “we,” “our” and “us” when it is not necessary to distinguish among Altria and its various operating subsidiaries or when any distinction is clear from the context.

ranged in the billions of dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. In certain cases, plaintiffs claim that defendants’ liability is joint and several. In such cases, Altria or its subsidiaries may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment.  As a result, Altria or its subsidiaries under certain circumstances may have to pay more than their proportionate share of any bonding- or judgment-related amounts. Furthermore, in those cases where plaintiffs are successful, Altria or its subsidiaries may also be required to pay interest and attorneys’ fees.

Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 47 states and Puerto Rico now limit the dollar amount of bonds or require no bond at all. As discussed in Note 9, tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria, or the businesses of one or more of its subsidiaries, could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.

In certain litigation, Altria and its subsidiaries may face potentially significant non-monetary remedies, which may cause reputational harm. For example, in the lawsuit brought by the United States Department of Justice, discussed in detail in Note 9, the district court did not impose monetary penalties but ordered significant non-monetary remedies, including the issuance of “corrective statements” that Altria and PM USA began making in various media in the fourth quarter of 2017.

Altria and its subsidiaries have achieved substantial success in managing litigation. Nevertheless, litigation is subject to uncertainty, and significant challenges remain.

It is possible that the consolidated results of operations, cash flows or financial position of Altria, or the businesses of one or more of its subsidiaries, could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Altria and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. Each of the companies has defended, and will continue to defend, vigorously against litigation challenges. However, Altria and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria to do so. See Note 9 and Exhibits 99.1 and 99.2 to this Form 10-Q for a discussion of pending tobacco-related litigation.

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

Actions by the FDA and other federal, state or local governments or agencies, including those specific actions described in Tobacco Space - Business Environment above, may impact the adult tobacco consumer acceptability of or access to tobacco products (for example, through product standards that may be proposed by the FDA for nicotine and flavors), limit adult tobacco consumer choices, delay or prevent the launch of new or modified tobacco products or products with claims of reduced risk, require the recall or other removal of tobacco products from the marketplace (for example as a result of product contamination, a determination by the FDA that one or more tobacco products do not satisfy the statutory requirements for substantial equivalence, or because the FDA requires that a modification to a currently-marketed tobacco product proceed through the pre-market review process), restrict communications to adult tobacco consumers, restrict the ability to differentiate tobacco products, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing, labeling or packing requirements, interrupt manufacturing or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments. Any one or more of these actions may have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries. See Tobacco Space - Business Environment above for a more detailed discussion.

Tobacco products are subject to substantial taxation, which could have an adverse impact on sales of the tobacco products of Altria’s tobacco subsidiaries.

Tobacco products are subject to substantial excise taxes, and significant increases in tobacco product-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States at the federal, state and local levels. Tax increases are expected to continue to have an adverse impact on sales of the tobacco products of our tobacco subsidiaries through lower consumption levels and the potential shift in adult consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to counterfeit and contraband products. Such shifts may have an adverse impact on the reported share performance of tobacco products of Altria’s tobacco subsidiaries. For further discussion, see Tobacco Space - Business Environment - Excise Taxes above.

Our tobacco businesses face significant competition and their failure to compete effectively could have an adverse effect on the consolidated results of operations or cash flows of Altria, or the business of Altria’s tobacco subsidiaries.

Each of Altria’s tobacco subsidiaries operates in highly competitive tobacco categories. This competition also exists across categories as adult tobacco consumer preferences evolve. Significant methods of competition include product quality, taste, price, product innovation, marketing, packaging, distribution and promotional activities.  A highly competitive environment could negatively impact the profitability, market share and shipment volume of our tobacco subsidiaries, which could have an adverse effect on the consolidated results of operations or cash flows of Altria. See Tobacco Space - Business Environment - Summary above for additional discussion concerning evolving adult tobacco consumer preferences, including e-vapor products. Growth of the e-vapor product category and other innovative tobacco products could further contribute to reductions in cigarette consumption levels and cigarette industry sales volume and could adversely affect the growth rates of other tobacco products.

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

Altria and its subsidiaries may be unsuccessful in anticipating changes in adult consumer preferences, responding to changes in consumer purchase behavior or managing through difficult competitive and economic conditions.

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

The willingness of adult consumers to purchase premium consumer product brands depends in part on economic conditions. In periods of economic uncertainty, adult consumers may purchase more discount brands and/or, in the case of tobacco products, consider lower-priced tobacco products, which could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its subsidiaries. While our tobacco and wine subsidiaries work to broaden their brand portfolios to compete effectively with lower-priced products, the failure to do so could negatively impact our companies’ ability to compete in these circumstances.

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

Altria’s tobacco subsidiaries may be unsuccessful in developing and commercializing adjacent products or processes, including innovative tobacco products that may reduce the health risks associated with current tobacco products and that appeal to adult tobacco consumers, which may have an adverse effect on their ability to grow new revenue streams and/or put them at a competitive disadvantage.

Altria and its subsidiaries have growth strategies involving moves and potential moves into adjacent products or processes, including innovative tobacco products. Some innovative tobacco products may reduce the health risks associated with current tobacco products, while continuing to offer adult tobacco consumers (within and outside the United States) products that meet their taste expectations and evolving preferences. Examples include tobacco-containing and nicotine-containing products that reduce or eliminate exposure to cigarette smoke and/or constituents identified by public health authorities as harmful, such as e-vapor products. These efforts may include arrangements with, or investments in, third parties. Our tobacco subsidiaries may not succeed in their efforts to introduce such new products, which would have an adverse effect on the ability to grow new revenue streams.

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

Significant changes in price, availability or quality of tobacco, other raw materials or component parts could have an adverse effect on the profitability and business of Altria’s tobacco subsidiaries.

Any significant change in prices, quality or availability of tobacco, other raw materials or component parts could adversely affect our tobacco subsidiaries’ profitability and business. For further discussion, see Tobacco Space - Business Environment - Price, Availability and Quality of Tobacco, Other Raw Materials and Component Parts above.

Because Altria’s tobacco subsidiaries rely on a few significant facilities and a small number of key suppliers, an extended disruption at a facility or in service by a supplier could have a material adverse effect on the business, the consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries.

Altria’s tobacco subsidiaries face risks inherent in reliance on a few significant facilities and a small number of key suppliers. A natural or man-made disaster or other disruption that affects the manufacturing operations of any of Altria’s tobacco subsidiaries or the operations of any key suppliers of any of Altria’s tobacco subsidiaries, including as a result of a key supplier’s unwillingness to supply goods or services to a tobacco company, could adversely impact the operations of the affected subsidiaries. An extended disruption in operations experienced by one or more of Altria’s subsidiaries or key suppliers could have a material adverse effect on the business, the consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries.

Altria’s subsidiaries could decide or be required to recall products, which could have a material adverse effect on the business, reputation, consolidated results of operations, cash flows or financial position of Altria and its subsidiaries.

In addition to a recall required by the FDA, as referenced above, our subsidiaries could decide, or other laws or regulations could require them, to recall products due to the failure to meet quality standards or specifications, suspected or confirmed and deliberate or unintentional product contamination, or other adulteration, product misbranding or product tampering. In January 2017, USSTC announced that it was voluntarily recalling certain of its smokeless tobacco products manufactured at a USSTC facility due to product tampering. USSTC recorded a charge during the first quarter of 2017 related to this recall. While this charge was not material to Altria’s financial statements, future recalls (if any) could have a material adverse effect on the business, reputation, consolidated results of operations, cash flows or financial position of Altria and its subsidiaries.

The failure of Altria’s information systems or service providers’ information systems to function as intended, or cyber-attacks or security breaches, could have a material adverse effect on the business, reputation, consolidated results of operations, cash flows or financial position of Altria and its subsidiaries.

Altria and its subsidiaries rely extensively on information systems, many of which are managed by third-party service providers (such as cloud providers), to support a variety of business processes and activities, including: complying with regulatory, legal, financial reporting and tax requirements; engaging in marketing and e-commerce activities; managing and improving the effectiveness of our operations; manufacturing and distributing our products; collecting and storing sensitive data and confidential information; and communicating internally and externally with employees, investors, suppliers, trade customers, adult consumers and others. We continue to make investments in administrative, technical and physical safeguards to protect our information systems and data from cyber-threats, including human error and malicious acts. Our safeguards include employee training, testing and auditing protocols, backup systems and business continuity plans, maintenance of security policies and procedures, monitoring of networks and systems, and third-party risk management.

To date, interruptions of our information systems have been infrequent and have not had a material impact on our operations. However, because technology is increasingly complex and cyber-attacks are increasingly sophisticated and more frequent, there can be no assurance that such incidents will not have a material adverse effect on us in the future. Failure of our systems or service providers’ systems to function as intended, or cyber-attacks or security breaches, could result in loss of revenue, assets, personal data, intellectual property, trade secrets or other sensitive and confidential data, violation of applicable privacy and data security laws, damage to the reputation of our companies and their brands, operational disruptions, legal challenges and significant remediation and other costs to Altria and its subsidiaries.

Unfavorable outcomes of any governmental investigations could materially affect the businesses of Altria and its subsidiaries.

From time to time, Altria and its subsidiaries are subject to governmental investigations on a range of matters. We cannot predict whether new investigations may be commenced or the outcome of any such investigation, and it is possible that our business could be materially adversely affected by an unfavorable outcome of a future investigation.

International business operations subject Altria and its subsidiaries to various United States and foreign laws and regulations, and violations of such laws or regulations could result in reputational harm, legal challenges and/or significant costs.

While Altria and its subsidiaries are primarily engaged in business activities in the United States, they do engage (directly or indirectly) in certain international business activities that are subject to various United States and foreign laws and regulations, such as the U.S. Foreign Corrupt Practices Act and other laws prohibiting bribery and corruption.  Although we have a Code of Conduct and a compliance system designed to prevent and detect violations of applicable law, no system can provide assurance that it will always protect against improper actions by employees or third parties. Violations of these laws, or allegations of such violations, could result in reputational harm, legal challenges and/or significant costs.

Altria may be unable to attract and retain the best talent due to the impact of decreasing social acceptance of tobacco usage and tobacco control actions.

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

Acquisitions or other events may adversely affect Altria’s credit rating, and Altria may not achieve its anticipated strategic or financial objectives of a transaction.

From time to time, Altria considers acquisitions and may engage in confidential acquisition negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Although we seek to maintain or improve our credit ratings over time, it is possible that completing a given acquisition or the occurrence of other events could negatively impact our credit ratings or the outlook for those ratings. Any such change in ratings or outlook may negatively affect the amount of credit available to us and may also increase our costs and adversely affect our earnings or our dividend rate.

Furthermore, acquisition opportunities are limited, and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to acquire attractive businesses on favorable terms or that we will realize any of the anticipated benefits from an acquisition.

Disruption and uncertainty in the debt capital markets could adversely affect Altria’s access to the debt capital markets, earnings and dividend rate.

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

Altria may be required to write down intangible assets, including goodwill, due to impairment, which would reduce earnings.

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

Altria’s reported earnings from and carrying value of its equity investment in AB InBev and the dividends paid by AB InBev on shares owned by Altria may be adversely affected by various factors including foreign currency exchange rates and AB InBev’s business results and stock price.

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

We received a substantial portion of our consideration from the AB InBev business combination with SABMiller plc (the “Transaction”) in the form of restricted shares subject to a five-year lock-up. Furthermore, if our percentage ownership in AB InBev were to decrease below certain levels, we may be subject to additional tax liabilities, suffer a reduction in the number of directors that we can have appointed to the AB InBev Board of Directors and be unable to account for our investment under the equity method of accounting.

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

The tax treatment of the consideration Altria received in the Transaction may be challenged and the tax treatment of the AB InBev investment may not be as favorable as Altria anticipates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Altria’s market risk during the six months ended June 30, 2018. For additional information regarding quantitative and qualitative disclosures about market risk, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Altria’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

Item 4. Controls and Procedures.

Altria carried out an evaluation, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Altria’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, Altria’s Chief Executive Officer and Chief Financial Officer concluded that Altria’s disclosure controls and procedures are effective.

There have been no changes in Altria’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Altria’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 9 for a discussion of legal proceedings pending against Altria and its subsidiaries. See also Exhibits 99.1 and 99.2 to this Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2018, the Board of Directors authorized a $1.0 billion share repurchase program that it expanded to $2.0 billion in May 2018, which Altria expects to complete by the end of the second quarter of 2019. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria’s share repurchase activity for each of the three months in the period ended June 30, 2018, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

April 1 - 30, 2018	2,106,421	$61.20	2,106,421	$376,834,731
May 1 - 31, 2018	2,360,762	$55.67	2,360,762	$1,245,415,795
June 1 - 30, 2018	3,124,407	$56.77	3,124,407	$1,068,050,544
For the Quarter Ended June 30, 2018	7,591,590	$57.65	7,591,590

Item 6. Exhibits.

10.1	Form of Restricted Stock Unit Agreement, dated as of May 17, 2018. Incorporated by reference to Altria’s Current Report on Form 8-K filed on May 17, 2018 (File No. 1-08940).

10.2	Form of Performance Stock Unit Agreement, dated as of May 17. 2018. Incorporated by reference to Altria’s Current Report on Form 8-K filed on May 17, 2018 (File No. 1-08940).

10.3	Time Sharing Agreement between Altria Client Services LLC and Howard A. Willard, dated May 17, 2018.

10.4	Time Sharing Termination Letter from Altria Client Services LLC to Martin J. Barrington, dated May 17, 2018.

10.5	Agreement and General Release between Altria and Martin J. Barrington, dated May 17. 2018.

12	Statements regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

99.3
Definitions of Terms Related to Financial Covenants included in Altria’s Amended and Restated 5-Year Revolving Credit Agreement, dated as of August 19, 2013. Incorporated by reference to Altria’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 (File No. 1-08940).

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
Vice Chairman and
Chief Financial Officer
July 26, 2018