Form 10-Q
period 2018-09-30
ALTRIA GROUP, INC.
filed 2018-10-25
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Registrant’s telephone number, including area code (804) 274-2200
 Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☑     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
At October 15, 2018, there were 1,879,045,481 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$2,393	$1,253
Receivables	187	142
Inventories:
Leaf tobacco	794	941
Other raw materials	188	170
Work in process	506	560
Finished product	589	554
	2,077	2,225
Income taxes	84	461
Other current assets	424	263
Total current assets	5,165	4,344
Property, plant and equipment, at cost	4,861	4,879
Less accumulated depreciation	2,970	2,965
	1,891	1,914
Goodwill	5,307	5,307
Other intangible assets, net	12,385	12,400
Investment in AB InBev	17,825	17,952
Finance assets, net	848	899
Other assets	532	386
Total Assets	$43,953	$43,202

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	September 30, 2018	December 31, 2017
Liabilities
Current portion of long-term debt	$2,007	$864
Accounts payable	289	374
Accrued liabilities:
Marketing	690	695
Employment costs	147	188
Settlement charges	3,230	2,442
Other	775	971
Dividends payable	1,508	1,258
Total current liabilities	8,646	6,792
Long-term debt	11,896	13,030
Deferred income taxes	5,427	5,247
Accrued pension costs	260	445
Accrued postretirement health care costs	1,983	1,987
Other liabilities	207	283
Total liabilities	28,419	27,784
Contingencies (Note 10)
Redeemable noncontrolling interest	38	38
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,959	5,952
Earnings reinvested in the business	43,805	42,251
Accumulated other comprehensive losses	(2,034)	(1,897)
Cost of repurchased stock (925,893,647 shares at September 30, 2018 and 904,702,125 shares at December 31, 2017)	(33,171)	(31,864)
Total stockholders’ equity attributable to Altria	15,494	15,377
Noncontrolling interests	2	3
Total stockholders’ equity	15,496	15,380
Total Liabilities and Stockholders’ Equity	$43,953	$43,202
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$19,250	$19,475	$6,837	$6,729
Cost of sales	5,509	5,719	2,037	1,952
Excise taxes on products	4,409	4,695	1,545	1,606
Gross profit	9,332	9,061	3,255	3,171
Marketing, administration and research costs	1,959	1,681	700	574
Asset impairment and exit costs	2	24	(2)	8
Operating income	7,371	7,356	2,557	2,589
Interest and other debt expense, net	503	525	159	169
Net periodic benefit income, excluding service cost	(37)	(37)	(21)	(18)
Earnings from equity investment in AB InBev	(759)	(332)	(189)	(169)
Loss (gain) on AB InBev/SABMiller business combination	33	(445)	—	(37)
Earnings before income taxes	7,631	7,645	2,608	2,644
Provision for income taxes	1,915	2,386	664	777
Net earnings	5,716	5,259	1,944	1,867
Net earnings attributable to noncontrolling interests	(3)	(3)	(1)	(1)
Net earnings attributable to Altria	$5,713	$5,256	$1,943	$1,866
Per share data:
Basic and diluted earnings per share attributable to Altria	$3.02	$2.72	$1.03	$0.97
Dividends declared	$2.20	$1.88	$0.80	$0.66
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
Net earnings	$5,716	$5,259	$1,944	$1,867
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	126	96	39	31
AB InBev	(262)	9	(422)	(139)
Currency translation adjustments and other	(1)	1	1	—
Other comprehensive (losses) earnings, net of deferred income taxes	(137)	106	(382)	(108)

Comprehensive earnings	5,579	5,365	1,562	1,759
Comprehensive earnings attributable to noncontrolling interests	(3)	(3)	(1)	(1)
Comprehensive earnings attributable to Altria	$5,576	$5,362	$1,561	$1,758
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Year Ended December 31, 2017 and
the Nine Months Ended September 30, 2018
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2016	$935	$5,893	$36,906	$(2,052)	$(28,912)	$3	$12,773
Net earnings (1)	—	—	10,222	—	—	—	10,222
Other comprehensive earnings, net of deferred income taxes	—	—	—	155	—	—	155
Stock award activity	—	59	—	—	(35)	—	24
Cash dividends declared ($2.54 per share)	—	—	(4,877)	—	—	—	(4,877)
Repurchases of common stock	—	—	—	—	(2,917)	—	(2,917)
Balances, December 31, 2017	935	5,952	42,251	(1,897)	(31,864)	3	15,380
Net earnings (1)	—	—	5,713	—	—	—	5,713
Other comprehensive losses, net of deferred income taxes	—	—	—	(137)	—	—	(137)
Stock award activity	—	7	—	—	10	—	17
Cash dividends declared ($2.20 per share)	—	—	(4,159)	—	—	—	(4,159)
Repurchases of common stock	—	—	—	—	(1,317)	—	(1,317)
Other	—	—	—	—	—	(1)	(1)
Balances, September 30, 2018	$935	$5,959	$43,805	$(2,034)	$(33,171)	$2	$15,496

(1)
Amounts attributable to noncontrolling interests for the nine months ended September 30, 2018 and for the year ended December 31, 2017 exclude net earnings of $3 million and $5 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the condensed consolidated balance sheets at September 30, 2018 and December 31, 2017.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Provided by (Used in) Operating Activities
Net earnings	$5,716	$5,259
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	168	155
Deferred income tax provision (benefit)	215	(223)
Earnings from equity investment in AB InBev	(759)	(332)
Dividends from AB InBev	477	434
Loss (gain) on AB InBev/SABMiller business combination	33	(445)
Asset impairment and exit costs, net of cash paid	(24)	(30)
Cash effects of changes:
Receivables	(45)	4
Inventories	147	67
Accounts payable	(79)	(154)
Income taxes	308	341
Accrued liabilities and other current assets	(319)	(525)
Accrued settlement charges	757	(318)
Pension plan contributions	(19)	(18)
Pension provisions and postretirement, net	(19)	(70)
Other	9	(1)
Net cash provided by operating activities	6,566	4,144
Cash Provided by (Used in) Investing Activities
Capital expenditures	(132)	(151)
Proceeds from finance assets	—	133
Other	(5)	(184)
Net cash used in investing activities	$(137)	$(202)

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Used in Financing Activities
Repurchases of common stock	$(1,317)	$(2,359)
Dividends paid on common stock	(3,909)	(3,544)
Other	(25)	(47)
Cash used in financing activities	(5,251)	(5,950)
Cash, cash equivalents and restricted cash:
Increase (decrease)	1,178	(2,008)
Balance at beginning of period	1,314	4,651
Balance at end of period	$2,492	$2,643

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported on Altria’s condensed consolidated balance sheets:
	At September 30, 2018	At December 31, 2017
Cash and cash equivalents	$2,393	$1,253
Restricted cash included in other current assets (1)	59	25
Restricted cash included in other assets (1)	40	36
Cash, cash equivalents and restricted cash	$2,492	$1,314
(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 10. Contingencies.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At September 30, 2018, Altria Group, Inc.’s (“Altria”) wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”), which are engaged in the manufacture and sale of super premium cigarettes and the sale of premium cigars; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria’s other operating companies included Nu Mark LLC (“Nu Mark”), a wholly-owned subsidiary that is engaged in the manufacture and sale of innovative tobacco products, and Philip Morris Capital Corporation (“PMCC”), a wholly-owned subsidiary that maintains a portfolio of finance assets, substantially all of which are leveraged leases. Other Altria wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria and its subsidiaries. Altria’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At September 30, 2018, Altria’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At September 30, 2018, Altria had an approximate 10.1% ownership of Anheuser-Busch InBev SA/NV (“AB InBev”), which Altria accounts for under the equity method of accounting using a one-quarter lag. Altria receives cash dividends on its interest in AB InBev if and when AB InBev pays such dividends.

Dividends and Share Repurchases

During the first quarter of 2018, Altria’s Board of Directors (the “Board of Directors”) approved a 6.1% increase in the quarterly dividend rate to $0.70 per share of Altria common stock versus the previous rate of $0.66 per share. During the third quarter of 2018, the Board of Directors approved an additional 14.3% increase in the quarterly dividend rate to $0.80 per share of Altria common stock, resulting in an overall quarterly dividend rate increase of 21.2% since the beginning of 2018. The current annualized dividend rate is $3.20 per share. Future dividend payments remain subject to the discretion of the Board of Directors.

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

Following the completion of the July 2015 share repurchase program, the Board of Directors authorized a new $1.0 billion share repurchase program in January 2018 that it expanded to $2.0 billion in May 2018 (as expanded, the “January 2018 share repurchase program”). During the nine and three months ended September 30, 2018, Altria repurchased 21.5 million shares and 6.2 million shares, respectively, of its common stock (at an aggregate cost of approximately $1,299 million and $367 million, respectively, and at an average price of $60.40 per share and $59.18 per share, respectively) under the January 2018 share repurchase program. At September 30, 2018, Altria had approximately $700 million remaining in the January 2018 share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria’s share repurchase activity was as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except per share data)
Total number of shares repurchased	21.8	33.2	6.2	11.1
Aggregate cost of shares repurchased	$1,317	$2,359	$367	$759
Average price per share of shares repurchased	$60.53	$70.97	$59.18	$67.99

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

ASU No. 2016-18, which Altria adopted retrospectively, requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. As a result of the adoption, restricted cash of $99 million, $61 million, $61 million and $82 million at September 30, 2018, September 30, 2017, December 31, 2017 and December 31, 2016, respectively, was included in cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows.

ASU No. 2017-07 requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by employees during the period. The other components of net periodic pension cost and net periodic postretirement benefit cost are required to be presented in the statement of earnings separately from the service cost component and outside the subtotal of operating income. Additionally, only the service cost component is eligible for capitalization. Altria retrospectively adopted the guidance for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the statement of earnings, and prospectively adopted the capitalization of service cost. Altria used the practical expedient provided in ASU No. 2017-07 that permits Altria to use the amounts disclosed in its benefit plans note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. For the nine months ended September 30, 2017, the adoption of ASU No. 2017-07 resulted in a reclassification of net periodic benefit income of $20 million and $17 million from cost of sales and marketing, administration and research costs, respectively, to net periodic benefit income, excluding service cost in Altria’s condensed consolidated statement of earnings. For the three months ended September 30, 2017, the adoption of ASU No. 2017-07 resulted in a reclassification of net periodic benefit income of $12 million and $6 million from cost of sales and marketing, administration and research costs, respectively, to net periodic benefit income, excluding service cost in Altria’s condensed consolidated statement of earnings. In addition, certain prior-period segment data has been reclassified to conform with the current period’s presentation. For further discussion, see Note 7. Segment Reporting.

For a description of recently issued accounting guidance applicable to, but not yet adopted by, Altria, see Note 12. Recent Accounting Guidance Not Yet Adopted.

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

Altria’s businesses offer cash discounts to customers for prompt payment and calculate cash discounts as a percentage of the list price based on historical experience and agreed-upon payment terms. Altria’s businesses record an allowance for cash discounts, which is included as a contra-asset against receivables on Altria’s condensed consolidated balance sheets. There was no allowance for cash discounts at September 30, 2018 and December 31, 2017, and there were no differences between amounts recorded as an allowance for cash discounts and cash discounts subsequently given to customers.

Altria’s businesses that receive payments in advance of product shipment record such payments as deferred revenue. These payments are included in other accrued liabilities on Altria’s condensed consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue was $116 million and $267 million at September 30, 2018 and December 31, 2017, respectively. When cash is received in advance of product shipment, Altria’s businesses satisfy their performance obligations within three days of receiving payment. At September 30, 2018 and December 31, 2017, there were no differences between amounts recorded as deferred revenue and amounts subsequently recognized as revenue.

Receivables, which primarily reflect sales of wine produced and/or distributed by Ste. Michelle, were $187 million and $142 million at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, there were no expected differences between amounts recorded and subsequently received, and Altria’s businesses did not record an allowance for doubtful accounts against these receivables.

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

Note 3. Investment in AB InBev:
At September 30, 2018, Altria had an approximate 10.1% ownership of AB InBev, consisting of approximately 185 million restricted shares of AB InBev (the “Restricted Shares”) and approximately 12 million ordinary shares of AB InBev. Altria accounts for its investment in AB InBev under the equity method of accounting because Altria has the ability to exercise significant influence over the operating and financial policies of AB InBev, including having active representation on AB InBev’s Board of Directors (“AB InBev Board”) and certain AB InBev Board Committees. Through this representation, Altria participates in AB InBev policy making processes.

Altria reviews its investment in AB InBev for impairment by comparing the fair value of its investment to its carrying value. If the carrying value of its investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and impairment is recognized in the period identified. The factors used to make this determination include the duration and magnitude of the fair value decline, AB InBev’s financial condition and near-term prospects, and Altria’s intent and ability to hold its investment in AB InBev until recovery.

The fair value of Altria’s equity investment in AB InBev is based on: (i) unadjusted quoted prices in active markets for AB InBev’s ordinary shares and was classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets for the Restricted Shares, and was classified in Level 2 of the fair value hierarchy. Altria may, in certain instances, pledge or otherwise grant a security interest in all or part of its Restricted Shares. In the event the pledgee or security interest holder forecloses on the Restricted Shares, the relevant Restricted Shares will be automatically converted, one-for-one, into ordinary shares. Therefore, the fair value of each Restricted Share is based on the value of an ordinary share.

The fair value of Altria’s equity investment in AB InBev at September 30, 2018 and December 31, 2017 was $17.2 billion and $22.1 billion, respectively, compared with its carrying value of $17.8 billion and $18.0 billion, respectively. The fair value of Altria’s equity investment has continued to decline after September 30, 2018. On October 25, 2018, AB InBev announced a 50% rebase in the dividends it pays to its shareholders, which will result in a reduction of cash dividends AB InBev shareholders receive. The fair value of Altria’s equity investment at October 25, 2018 was approximately $14.5 billion. Based on its evaluation of the factors identified above, Altria concluded that the decline in fair value of its investment in AB InBev below its carrying value is temporary and, therefore, no impairment was recorded.

Note 4. Benefit Plans:

Components of Net Periodic Benefit Cost (Income)

Net periodic benefit cost (income) consisted of the following:

	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
	Pension		Postretirement		Pension		Postretirement
	2018	2017	2018	2017	2018	2017	2018	2017
	(in millions)
Service cost	$61	$57	$13	$12	$20	$19	$4	$3
Interest cost	207	216	52	57	69	72	15	17
Expected return on plan assets	(438)	(451)	(14)	—	(146)	(151)	(5)	—
Amortization:
Net loss	168	147	16	19	56	49	(1)	3
Prior service cost (credit)	3	3	(31)	(28)	1	1	(10)	(9)
Net periodic benefit cost (income)	$1	$(28)	$36	$60	$—	$(10)	$3	$14

Employer Contributions

Altria makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service (“IRS”) regulations. Altria made employer contributions of $19 million to its pension plans during the nine months ended September 30, 2018. Currently, Altria anticipates making additional employer contributions to its pension plans during the remainder of 2018 of up to approximately $25 million, based on current tax law. Altria did not make any employer contributions to its postretirement plans during the nine months ended September 30, 2018. Currently, Altria anticipates making employer contributions to its postretirement plans of up to approximately $70 million in 2018. However, estimates for current-year contributions to Altria’s pension and postretirement plans may be subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on assets, changes in interest rates or other considerations.

Note 5. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net earnings attributable to Altria	$5,713	$5,256	$1,943	$1,866
Less: Distributed and undistributed earnings attributable to share-based awards	(7)	(7)	(2)	(2)
Earnings for basic and diluted EPS	$5,706	$5,249	$1,941	$1,864

Weighted-average shares for basic and diluted EPS	1,891	1,927	1,883	1,915

Note 6. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria:

	For the Nine Months Ended September 30, 2018
	Benefit Plans	AB InBev		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2017	$(1,839)	$(54)		$(4)	$(1,897)

Other comprehensive losses before reclassifications	—	(288)		(1)	(289)
Deferred income taxes	—	57		—	57
Other comprehensive losses before reclassifications, net of deferred income taxes	—	(231)		(1)	(232)

Amounts reclassified to net earnings	168	(41)		—	127
Deferred income taxes	(42)	10		—	(32)
Amounts reclassified to net earnings, net of deferred income taxes	126	(31)		—	95

Other comprehensive earnings (losses), net of deferred income taxes	126	(262)	(1)	(1)	(137)

Balances, September 30, 2018	$(1,713)	$(316)		$(5)	$(2,034)

	For the Three Months Ended September 30, 2018
	Benefit Plans	AB InBev		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, June 30, 2018	$(1,752)	$106		$(6)	$(1,652)

Other comprehensive (losses) earnings before reclassifications	—	(513)		1	(512)
Deferred income taxes	—	107		—	107
Other comprehensive (losses) earnings before reclassifications, net of deferred income taxes	—	(406)		1	(405)

Amounts reclassified to net earnings	50	(21)		—	29
Deferred income taxes	(11)	5		—	(6)
Amounts reclassified to net earnings, net of deferred income taxes	39	(16)		—	23

Other comprehensive earnings (losses), net of deferred income taxes	39	(422)	(1)	1	(382)

Balances, September 30, 2018	$(1,713)	$(316)		$(5)	$(2,034)

	For the Nine Months Ended September 30, 2017
	Benefit Plans	AB InBev		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2016	$(2,048)	$—		$(4)	$(2,052)

Other comprehensive earnings before reclassifications	—	9		1	10
Deferred income taxes	—	(3)		—	(3)
Other comprehensive earnings before reclassifications, net of deferred income taxes	—	6		1	7

Amounts reclassified to net earnings	154	5		—	159
Deferred income taxes	(58)	(2)		—	(60)
Amounts reclassified to net earnings, net of deferred income taxes	96	3		—	99

Other comprehensive earnings, net of deferred income taxes	96	9	(1)	1	106

Balances, September 30, 2017	$(1,952)	$9		$(3)	$(1,946)

	For the Three Months Ended September 30, 2017
	Benefit Plans	AB InBev		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, June 30, 2017	$(1,983)	$148		$(3)	$(1,838)

Other comprehensive losses before reclassifications	—	(216)		—	(216)
Deferred income taxes	—	75		—	75
Other comprehensive losses before reclassifications, net of deferred income taxes	—	(141)		—	(141)

Amounts reclassified to net earnings	48	3		—	51
Deferred income taxes	(17)	(1)		—	(18)
Amounts reclassified to net earnings, net of deferred income taxes	31	2		—	33

Other comprehensive earnings (losses), net of deferred income taxes	31	(139)	(1)	—	(108)

Balances, September 30, 2017	$(1,952)	$9		$(3)	$(1,946)
(1) Primarily reflects currency translation adjustments.

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Benefit Plans: (1)
Net loss	$196	$179	$59	$56
Prior service cost/credit	(28)	(25)	(9)	(8)
	168	154	50	48

AB InBev (2)	(41)	5	(21)	3

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$127	$159	$29	$51
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

Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net revenues:
Smokeable products	$16,995	$17,355	$6,035	$5,975
Smokeless products	1,690	1,580	586	550
Wine	489	471	181	181
All other	76	69	35	23
Net revenues	$19,250	$19,475	$6,837	$6,729
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$6,516	$6,536	$2,277	$2,276
Smokeless products	1,085	941	370	348
Wine	73	82	29	36
All other	(121)	(31)	(38)	(10)
Amortization of intangibles	(30)	(15)	(20)	(5)
General corporate expenses	(152)	(157)	(61)	(56)
Operating income	7,371	7,356	2,557	2,589
Interest and other debt expense, net	(503)	(525)	(159)	(169)
Net periodic benefit income, excluding service cost	37	37	21	18
Earnings from equity investment in AB InBev	759	332	189	169
(Loss) gain on AB InBev/SABMiller business combination	(33)	445	—	37
Earnings before income taxes	$7,631	$7,645	$2,608	$2,644

The comparability of operating companies income for the reportable segments was affected by the following:

Non-Participating Manufacturer (“NPM”) Adjustment Items - Pre-tax (income) expense for NPM adjustment items was recorded in Altria’s condensed consolidated statements of earnings as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Smokeable products segment	$(145)	$(5)	$—	$3
Interest and other debt expense, net	—	9	—	2
Total	$(145)	$4	$—	$5

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

Tobacco and Health Litigation Items - Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria’s condensed consolidated statements of earnings as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Smokeable products segment	$94	$16	$10	$—
Smokeless products segment	10	—	10	—
Interest and other debt expense, net	15	2	1	—
Total	$119	$18	$21	$—

The amounts shown in the table above for the smokeable and smokeless products segments were recorded in marketing, administration and research costs. For further discussion, see Note 10. Contingencies.

Smokeless Products Recall - During the first quarter of 2017, USSTC voluntarily recalled certain smokeless tobacco products manufactured at its Franklin Park, Illinois facility due to a product tampering incident (the “Recall”). USSTC estimated that the Recall reduced smokeless products segment operating companies income by approximately $60 million in the first quarter of 2017.

Asset Impairment, Exit and Implementation Costs - In October 2016, Altria announced the consolidation of certain of its operating companies’ manufacturing facilities to streamline operations and achieve greater efficiencies. In the first quarter of 2018, Middleton completed the transfer of its Limerick, Pennsylvania operations to the Manufacturing Center site in Richmond, Virginia (“Richmond Manufacturing Center”), and USSTC completed the transfer of its Franklin Park, Illinois operations to its Nashville, Tennessee facility and the Richmond Manufacturing Center. The pre-tax charges related to the consolidation are complete.

Pre-tax asset impairment, exit and implementation costs recorded in connection with the facilities consolidation consisted of the following:

	For the Nine Months Ended September 30, 2018			For the Nine Months Ended September 30, 2017
	Asset Impairment and Exit Costs	Implementation Costs (1)	Total	Asset Impairment and Exit Costs	Implementation Costs (1)	Total
	(in millions)
Smokeable products	$(4)	$1	$(3)	$2	$17	$19
Smokeless products	6	3	9	22	30	52
Total	$2	$4	$6	$24	$47	$71

	For the Three Months Ended September 30, 2018			For the Three Months Ended September 30, 2017
	Asset Impairment and Exit Costs	Implementation Costs (1)	Total	Asset Impairment and Exit Costs	Implementation Costs (1)	Total
	(in millions)
Smokeable products	$(5)	$(1)	$(6)	$—	$5	$5
Smokeless products	3	—	3	8	2	10
Total	$(2)	$(1)	$(3)	$8	$7	$15

(1) The pre-tax implementation costs were included in cost of sales in Altria’s condensed consolidated statements of earnings.

Note 8. Debt:

Short-term Borrowings and Borrowing Arrangements

At September 30, 2018 and December 31, 2017, Altria had no short-term borrowings.

On August 1, 2018, Altria entered into a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement, which is used for general corporate purposes, provides for borrowings up to an aggregate principal amount of $3.0 billion. The Credit Agreement expires on August 1, 2023 and includes an option, subject to certain conditions, for Altria to extend the Credit Agreement for two additional one-year periods. The Credit Agreement replaced Altria’s prior $3.0 billion senior unsecured 5-year revolving credit agreement, which was to expire on August 19, 2020 and was terminated effective August 1, 2018. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. The applicable percentage based on Altria’s long-term senior unsecured debt ratings at September 30, 2018 for borrowings under the Credit Agreement was 1.0%. The Credit Agreement does not include any other rating triggers, or any provisions that could require the posting of collateral. At September 30, 2018, credit available to Altria under the Credit Agreement was $3.0 billion.

The Credit Agreement includes various covenants, one of which requires Altria to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At September 30, 2018, the ratio of consolidated EBITDA to Consolidated Interest Expense, calculated in accordance with the Credit Agreement, was 14.8 to 1.0. At September 30, 2018, Altria was in compliance with, and expects to continue to meet, its covenants associated with the Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in the Credit Agreement, include certain adjustments.

Any commercial paper issued by Altria and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 11. Condensed Consolidating Financial Information.

Long-term Debt

Altria’s estimate of the fair value of its debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria’s total long-term debt at September 30, 2018 and December 31, 2017, was $14.2 billion and $15.3 billion, respectively, as compared with its carrying value of $13.9 billion for each period.

At September 30, 2018 and December 31, 2017, accrued interest on long-term debt of $155 million and $219 million, respectively, was included in other accrued liabilities on Altria’s condensed consolidated balance sheets.

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

The income tax rate of 25.1% for the nine months ended September 30, 2018 decreased 6.1 percentage points from the nine months ended September 30, 2017. This decrease was due primarily to the following:

▪	a reduction in tax expense in 2018 from the decrease in the U.S. federal statutory corporate income tax rate as a result of the Tax Reform Act; and

▪	tax expense of $114 million in 2017 for tax reserves related to the calculation of certain foreign tax credits;

partially offset by:

▪	tax benefits of $232 million in 2017 for the release of a valuation allowance related to deferred income tax assets for foreign tax credit carryforwards;

▪	tax benefits of $152 million in 2017 related primarily to the effective settlement of the IRS audit of Altria and its consolidated subsidiaries’ 2010-2013 tax years;

▪	tax expense of $122 million in 2018, resulting from a partial reversal of the tax basis benefit associated with the deemed repatriation tax;

▪
tax expense of $51 million in 2018 for a valuation allowance on foreign tax credit carryforwards that are not realizable as a result of updates to the provisional estimates recorded in 2017 for the Tax Reform Act; and

▪	tax benefits of $36 million in 2017 for the reversal of tax accruals no longer required.

The income tax rate of 25.5% for the three months ended September 30, 2018 decreased 3.9 percentage points from the three months ended September 30, 2017. This decrease was due primarily to the following:

▪	a reduction in tax expense in 2018 from the decrease in the U.S. federal statutory corporate income tax rate as a result of the Tax Reform Act; and

▪	tax expense of $114 million in 2017 for tax reserves related to the calculation of certain foreign tax credits;

partially offset by:

▪	tax benefits of $232 million in 2017 for the release of a valuation allowance related to deferred income tax assets for foreign tax credit carryforwards;

▪	tax expense of $40 million in 2018, resulting from a partial reversal of the tax basis benefit associated with the deemed repatriation tax;

▪	tax benefits of $36 million in 2017 for the reversal of tax accruals no longer required; and

▪
tax expense of $17 million in 2018 for a valuation allowance on foreign tax credit carryforwards that are not realizable as a result of updates to the provisional estimates recorded in 2017 for the Tax Reform Act.

During the nine and three months ended September 30, 2018, Altria recorded net tax expense of $1 million and a tax benefit of $1 million, respectively, as adjustments to the provisional estimates recorded in 2017 for the tax basis adjustment and the deemed repatriation tax attributable to the Tax Reform Act. Altria may be required to adjust these provisional estimates based on (i) additional guidance related to, or interpretation of, the Tax Reform Act and associated tax laws and (ii) additional information to be received from AB InBev, including information regarding AB InBev’s accumulated earnings and associated taxes for the 2016 and 2017 tax years. This additional guidance and information could result in increases or decreases to the provisional estimates, which may be significant in relation to these estimates. Altria will record any such adjustments in 2018.

Altria is subject to income taxation in many jurisdictions. Uncertain tax positions reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within the control of Altria. At September 30, 2018, Altria’s total unrecognized tax benefits were $(34) million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at September 30, 2018 was $58 million, along with $(92) million affecting deferred taxes. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a change to Altria’s total unrecognized tax benefits to approximately $(75) million. At December 31, 2017, Altria’s total unrecognized tax benefits were $66 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2017 was $43 million, along with $23 million affecting deferred taxes.

Note 10. Contingencies:

Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria and its subsidiaries, including PM USA and UST and its subsidiaries, as well as their respective indemnitees. Various types of claims may be raised in these proceedings, including product liability, consumer protection, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of competitors, shareholders or distributors.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria as of October 22, 2018, October 23, 2017 and October 24, 2016:

	October 22, 2018	October 23, 2017	October 24, 2016
Individual Smoking and Health Cases (1)	101	87	66
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	2	4	5
Health Care Cost Recovery Actions (3)	1	1	1
“Lights/Ultra Lights” Class Actions	2	4	9
(1) Includes 29 cases filed in Massachusetts and 38 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Class Action). Also does not include 1,491 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. In March 2018, 923 of these cases were voluntarily dismissed without prejudice.
(2) The 2016 and 2017 pending cases include as one case the 30 civil actions that were to be tried in six consolidated trials in West Virginia (In re: Tobacco Litigation). PM USA was a defendant in nine of the 30 cases. The parties resolved these cases for an immaterial amount and in the second quarter of 2018, the court dismissed all 30 cases.
(3) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

International Tobacco-Related Cases

As of October 22, 2018, PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant. PM USA and Altria are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.

Tobacco-Related Cases Set for Trial

As of October 22, 2018, 5 Engle progeny cases are set for trial through December 31, 2018. In addition, there are two individual smoking and health case against PM USA set for trial during this period. Cases against other companies in the tobacco industry may also be scheduled for trial during this period. Trial dates are subject to change.

Trial Results

Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 64 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 43 of the 64 cases. These 43 cases were tried in Alaska (1), California (7), Connecticut (1), Florida (10), Louisiana (1), Massachusetts (3), Mississippi (1), Missouri (4), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2). A motion for a new trial was granted in one of the cases in Florida and in the case in Alaska. In the Alaska case (Hunter), the jury returned a verdict in favor of PM USA in April 2018 in the third trial of this case. In May 2018, plaintiff filed a motion for a new trial, which the court denied.

Of the 21 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 19 have reached final resolution.

See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of October 22, 2018.

Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation)

After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments and settlements (including related costs and fees) totaling approximately $578 million and interest totaling approximately $195 million as of September 30, 2018. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $186 million, interest totaling approximately $33 million and payment of approximately $43 million in connection with the Federal Engle Agreement, discussed below.

The changes in Altria’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below are as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Accrued liability for tobacco and health litigation items at beginning of period (1)	$106	$47	$107	$47
Pre-tax charges for:
Tobacco and health litigation	104	16	20	—
Related interest costs	15	2	1	—
Payments (1)	(118)	(18)	(21)	—
Accrued liability for tobacco and health litigation items at end of period (1)	$107	$47	$107	$47
(1) Includes amounts related to the costs of implementing the corrective communications remedy related to the Federal Government’s Lawsuit discussed below.

The accrued liability for tobacco and health litigation items, including related interest costs, was included in liabilities on Altria’s condensed consolidated balance sheets. Pre-tax charges for tobacco and health litigation were included in marketing, administration and research costs on Altria’s condensed consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net on Altria’s condensed consolidated statements of earnings.

Security for Judgments

To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of September 30, 2018, PM USA has posted appeal bonds totaling approximately $99 million, which have been collateralized with cash deposits that are included in assets on the condensed consolidated balance sheet.

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

Gentile: In October 2017, a jury in a Florida state court returned a verdict in favor of plaintiff, awarding approximately $7.1 million in compensatory damages and allocating 75% of the fault to PM USA (an amount of approximately $5.3 million). In April 2018, the trial court entered final judgment in favor of plaintiff and PM USA posted a bond in the amount of approximately $8 million. In May 2018, PM USA filed a notice of appeal to the Florida Fourth District Court of Appeal.

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

Engle Progeny Cases

The deadline for filing Engle progeny cases expired in January 2008. As of October 22, 2018, approximately 2,200 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 3,000 state court plaintiffs.  Because of a number of factors, including, but not limited to, docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the Federal Engle Agreement (discussed below) resolved nearly all Engle progeny cases pending in federal court, as of October 22, 2018, approximately 7 cases were pending against PM USA in federal court representing the cases excluded from that agreement.

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

Engle Progeny Trial Results

As of October 22, 2018, 124 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Sixty-eight verdicts were returned in favor of plaintiffs and eight verdicts (Skolnick, Calloway, Pollari, McCoy, Duignan, Caprio, Oshinsky-Blacker and McCall) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending. Skolnick was remanded for a new trial on plaintiff’s concealment and conspiracy claims; Calloway was reversed and remanded for a new trial on an appellate finding that improper arguments by plaintiff’s counsel deprived defendants of a fair trial; Pollari and McCoy were reversed and remanded for a new trial on an appellate finding that the trial court erred in admitting certain materials into evidence that deprived defendants of a fair trial; Duignan was reversed and remanded for a new trial on an appellate finding that the trial judge erred in responding to a question from the jury during deliberations; Caprio was reversed post-trial after defendants agreed to voluntarily dismiss their appeal in exchange for a full retrial; Oshinsky-Blacker was reversed post-trial based on plaintiff’s counsel’s improper arguments at trial; and McCall was reversed based on an appellate finding that the trial judge erred in instructing the jury on the warning labels on cigarette packs.

Forty-four verdicts were returned in favor of PM USA, of which 37 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of October 22, 2018. Four verdicts (D. Cohen, Collar, Chacon and Starbuck) that were returned in favor of PM USA were subsequently reversed for new trials. Juries in two cases (Reider and Banks) returned zero damages verdicts in favor of PM USA. Juries in two other cases (Weingart and Hancock) returned verdicts against PM USA awarding no damages, but the trial court in each case granted an additur.

The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists such cases that are pending as of October 22, 2018; the second chart lists such cases that were pending within the previous 12 months, but that are now concluded. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault (see Engle Progeny Appellate Issues below for a discussion of the Florida Supreme Court’s decision in Schoeff).

Currently-Pending Engle Cases
______________________________________________________________________________________________________
Plaintiff: Chadwell
Date: September 2018
Verdict:
A Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA awarding compensatory damages of $2.4 million. The jury did not award any punitive damages.
Post-Trial Developments:
In September 2018, the trial court entered final judgment in favor of plaintiff and, in October 2018, PM USA filed various post-trial motions, including motions for a new trial and to set aside the verdict.
______________________________________________________________________________________________________
Plaintiff: Kaplan
Date: July 2018
Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of approximately $2.1 million.  The jury also awarded $2.3 million in punitive damages against PM USA.
Post-Trial Developments:
In July 2018, the trial court entered final judgment in favor of plaintiff and defendants filed various post-trial motions, including motions for a new trial and to set aside the verdict. In August 2018, the trial court denied all post-trial motions. In September 2018, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and PM USA posted a bond in the amount of approximately $3 million. In October 2018, plaintiff cross-appealed.
______________________________________________________________________________________________________
Plaintiff: Landi
Date: June 2018
Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of $8 million. The jury also awarded $5 million in punitive damages against PM USA.
Post-Trial Developments:
In June 2018, the trial court entered final judgment in favor of plaintiff and defendants filed various post-trial motions, including motions for a new trial and to set aside the verdict. In July 2018, the trial court denied all post-trial motions. In August 2018, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and PM USA posted a bond in the amount of approximately $2 million. In September 2018, plaintiff cross-appealed.
______________________________________________________________________________________________________
Plaintiff: Theis
Date: May 2018
Verdict:
A Sarasota County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of $7 million. The jury also awarded $10 million in punitive damages against PM USA.
Post-Trial Developments:
In June 2018, the trial court entered final judgment in favor of plaintiff and defendants filed various post-trial motions, including motions to set aside various portions of the verdict and for a new trial or, in the alternative, for remittitur of the damages awards. In July 2018, the trial court denied all post-trial motions. In August 2018, defendants filed a notice of appeal to the Florida Second District Court of Appeal and PM USA posted a bond in the amount of approximately $3 million.
______________________________________________________________________________________________________
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
______________________________________________________________________________________________________
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
Post-Trial Developments:
In December 2017, PM USA filed various post-trial motions, including motions to enter judgment in its favor and for a new trial. Plaintiff also filed a motion for a new trial on the amount of punitive damages. In February 2018, the trial court denied all post-trial motions and entered final judgment in favor of plaintiff. In March 2018, PM USA filed a notice of appeal to the Florida First District Court of Appeal and posted a bond in the amount of approximately $1 million.
______________________________________________________________________________________________________
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
______________________________________________________________________________________________________
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
______________________________________________________________________________________________________

Plaintiff: L. Martin
Date: May 2017
Verdict:
A Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA awarding compensatory damages of $1.1 million and allocating 55% of the fault to PM USA (an amount of $605,000). The jury also awarded plaintiff $1.3 million in punitive damages against PM USA.
Post-Trial Developments:
In May 2017, PM USA filed various post-trial motions, including motions to set aside the verdict and for a new trial. In June 2017, the trial court entered final judgment in favor of plaintiff with a deduction for plaintiff’s comparative fault. In August 2017, the court denied PM USA’s post-trial motions and PM USA filed a notice of appeal to the Florida Third District Court of Appeal and posted a bond in the amount of approximately $2 million. In September 2017, plaintiff cross-appealed.
______________________________________________________________________________________________________
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
______________________________________________________________________________________________________
Plaintiff: Santoro
Date: March 2017
Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA, R.J. Reynolds and Liggett Group LLC (“Liggett Group”) awarding compensatory damages of $1.6 million. The jury also awarded plaintiff $100,000 in punitive damages against PM USA.
Post-Trial Developments:
In April 2017, the trial court entered final judgment in favor of plaintiff with a deduction for plaintiff’s comparative fault and defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. In December 2017, the trial court granted defendants’ motion to set aside the verdict as to all claims except plaintiff’s conspiracy claim. In January 2018, plaintiff filed a motion to amend the final judgment to award the full compensatory damages without reduction for plaintiff’s comparative fault. In May 2018, the trial court denied defendants’ remaining post-trial motions, but set aside the punitive damages award. The trial court also granted plaintiff’s motion to amend the final judgment to award full compensatory damages. In June 2018, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and plaintiff filed a notice of cross-appeal. PM USA subsequently posted a bond in the amount of approximately $1 million.
______________________________________________________________________________________________________
Plaintiff: J. Brown
Date: February 2017
Verdict:
A Pinellas County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of $5.4 million. The jury also awarded plaintiff $200,000 in punitive damages against PM USA.
Post-Trial Developments:
In March 2017, defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. In August 2017, the trial court denied defendants’ post-trial motions and entered final judgment in favor of plaintiff. In September 2017, defendants filed a notice of appeal to the Florida Second District Court of Appeal and posted a bond in the amount of $3 million.
______________________________________________________________________________________________________

Plaintiff: Pardue
Date: December 2016
Verdict:
An Alachua County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of approximately $5.9 million. The jury also awarded plaintiff $6.75 million in punitive damages against PM USA.
Post-Trial Developments:
In December 2016, the trial court entered final judgment in favor of plaintiff. In January 2017, PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial or, in the alternative, for remittitur of the jury’s damages awards. In February 2017, the court granted defendants’ alternative motion for remittitur, reducing the compensatory damages award against PM USA and R.J. Reynolds to approximately $5.2 million. Also in February 2017, defendants filed a renewed motion to alter or amend the judgment, which the court denied in April 2017. In March 2017, defendants filed a notice of appeal to the Florida First District Court of Appeal and plaintiff cross-appealed. In April 2017, PM USA posted a bond in the amount of approximately $3 million. In June 2018, the Florida First District Court of Appeal issued a per curiam decision affirming the trial court’s judgment against defendants. In the second quarter of 2018, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $9 million for the judgment and interest and increased its bond by $5 million.
______________________________________________________________________________________________________
Plaintiff: S. Martin
Date: November 2016
Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of approximately $5.4 million and allocating 46% of the fault to PM USA (an amount of approximately $2.48 million). The jury also awarded plaintiff $450,000 in punitive damages against PM USA.
Post-Trial Developments:
In December 2016, the trial court entered final judgment in favor of plaintiff with a deduction for plaintiff’s comparative fault and PM USA and R.J. Reynolds filed various post-trial motions, including motions to set aside the verdict and for a new trial. In January 2017, the trial court denied all post-trial motions. In February 2017, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and plaintiff cross-appealed. Also in February 2017, PM USA posted a bond in the amount of approximately $3 million.
______________________________________________________________________________________________________
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
______________________________________________________________________________________________________
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
______________________________________________________________________________________________________
Plaintiff: Danielson
Date: November 2015
Verdict:
An Escambia County jury returned a verdict in favor of plaintiff and against PM USA awarding $325,000 in compensatory damages. The jury also awarded plaintiff $325,000 in punitive damages.
Post-Trial Developments:
In November 2015, plaintiff filed a motion to enforce the parties’ pretrial stipulation of $2.3 million in economic damages, which the trial court granted. The plaintiff also filed a motion for an additur or, in the alternative, for a new trial and PM USA filed post-trial motions, including a motion concerning the proper form of judgment and for a new trial. In December 2015, the trial court granted plaintiff’s motion for a new trial on damages and denied PM USA’s post-trial motions. In January 2016, PM USA filed a notice of appeal to the Florida First District Court of Appeal. In July 2017, the Florida First District Court of Appeal affirmed the trial court’s order granting a new trial on non-economic compensatory damages, but reinstated the jury’s punitive damages award. In September 2018, in the retrial, an Escambia County jury returned a verdict against PM USA awarding $250,000 in non-economic compensatory damages. The trial court subsequently entered final judgment awarding a total of approximately $2.6 million in compensatory damages and $325,000 in punitive damages, which includes both the 2015 and 2018 damages awards. Also in September 2018, PM USA filed various post-trial motions, including motions to set aside the verdict, which the court denied in October 2018. Also in October 2018, PM USA posted a bond in the amount of approximately $3 million.
______________________________________________________________________________________________________
Plaintiff: Duignan
Date: September 2015
Verdict:
A Pinellas County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $6 million in compensatory damages. The jury also awarded plaintiff $3.5 million in punitive damages against PM USA.
Post-Trial Developments:
In September 2015, the trial court entered final judgment and PM USA filed various post-trial motions, including motions to set aside the verdict and for a new trial, which the court denied in October 2015. In November 2015, PM USA and R.J. Reynolds filed a notice of appeal to the Florida Second District Court of Appeal and PM USA posted a bond in the amount of approximately $3 million. In November 2017, the Florida Second District Court of Appeal reversed the judgment against PM USA and R.J. Reynolds and ordered a new trial on an appellate finding that the trial judge erred in responding to a question from the jury during deliberations. Also in November 2017, plaintiff filed a motion for rehearing with the Florida Second District Court of Appeal, which the court denied in January 2018.
______________________________________________________________________________________________________
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
______________________________________________________________________________________________________

Plaintiff: Jordan
Date: August 2015
Verdict:
A Duval County jury returned a verdict in favor of plaintiff and against PM USA awarding approximately $7.8 million in compensatory damages. The jury also awarded approximately $3.2 million in punitive damages.
Post-Trial Developments:
In August 2015, the trial court entered final judgment against PM USA and reduced the compensatory damages to approximately $6.4 million. PM USA filed various post-trial motions, including motions to set aside the verdict and for a new trial, which the court denied in December 2015. PM USA subsequently filed a notice of appeal to the Florida First District Court of Appeal and plaintiff cross-appealed. In April 2018, the Florida First District Court of Appeal issued a per curiam decision affirming the trial court’s judgment in favor of plaintiff and PM USA filed a motion for rehearing, which the court denied in May 2018. In the second quarter of 2018, PM USA posted a bond in the amount of approximately $10 million and recorded a provision on its condensed consolidated balance sheet of approximately $11 million for the judgment and interest.
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
Post-Trial Developments:
In July 2015, defendants filed various post-trial motions, including motions to set aside the verdict and for a new trial. In August 2015, the trial court entered final judgment without any deduction for plaintiff’s comparative fault. In January 2016, the trial court denied defendants’ post-trial motions and amended the final judgment to apply the comparative fault deduction. Subsequently, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal, PM USA posted a bond in the amount of approximately $2 million and plaintiff filed a notice of cross-appeal. In November 2017, the Florida Fourth District Court of Appeal reversed the judgment against PM USA and R.J. Reynolds and ordered a new trial on an appellate finding that the trial court erred in admitting certain materials into evidence that deprived defendants of a fair trial. In December 2017, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court and the case was stayed pending the Florida Supreme Court’s decision in Pollari, discussed below.
______________________________________________________________________________________________________
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
Post-Trial Developments:
In May 2015, the trial court entered final judgment and PM USA posted a bond in the amount of $5 million. Additionally, PM USA filed post-trial motions, including motions to set aside the verdict and for a new trial, as well as filed a notice of appeal to the Florida First District Court of Appeal. In August 2015, the trial court denied the last of PM USA’s post-trial motions and plaintiff cross-appealed. In April 2018, the Florida First District Court of Appeal issued a per curiam decision affirming the trial court’s judgment against PM USA. In May 2018, PM USA filed a motion for rehearing, rehearing en banc or for certification of a question to the Florida Supreme Court, which the court denied. In the second quarter of 2018, PM USA increased its bond by approximately $1 million and recorded a provision on its condensed consolidated balance sheet of approximately $7 million for the judgment and interest.
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
Post-Trial Developments:
In April 2015, defendants filed post-trial motions, including motions to set aside the verdict and for a new trial, and the trial court entered final judgment without any deduction for plaintiff’s comparative fault. In January 2016, the trial court denied defendants’ post-trial motions and amended the final judgment to apply the comparative fault deduction. Also in January 2016, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and PM USA posted a bond in the amount of approximately $3 million. In February 2016, plaintiff cross-appealed. In August 2017, the Florida Fourth District Court of Appeal reversed the original judgment against PM USA and ordered a new trial on an appellate finding that the trial court erred in admitting certain materials into evidence that deprived defendants of a fair trial. In September 2017, plaintiff moved for rehearing, rehearing en banc, or certification of a question to the Florida Supreme Court, which the Florida Fourth District Court of Appeal denied in November 2017. In December 2017, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.
______________________________________________________________________________________________________
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
______________________________________________________________________________________________________
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
Post-Trial Developments:
In March 2015, PM USA filed various post-trial motions, including motions to set aside the verdict and motions for a new trial. In April 2015, the trial court entered final judgment. In June 2015, the trial court denied PM USA’s post-trial motions, and PM USA posted a bond in the amount of $5 million. PM USA also filed a notice of appeal to the Florida Fourth District Court of Appeal in June 2015. In January 2017, the Florida Fourth District Court of Appeal issued a decision largely affirming the trial court’s judgment against PM USA, but remanded the case to the trial court to amend the final judgment to apply the comparative fault deduction to the compensatory damages award. In February 2017, PM USA filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court; plaintiff also filed a notice to invoke the jurisdiction of the Florida Supreme Court challenging the comparative fault reduction. In March 2017, the Florida Supreme Court stayed the appeal pending its decisions in Marotta and Schoeff, discussed below under Engle Progeny Appellate Issues. In April 2017, the Florida Supreme Court rejected R.J. Reynolds’s federal preemption defense in Marotta. In December 2017, the Florida Supreme Court held in Schoeff that comparative fault does not reduce compensatory damages awards for intentional torts. As a result, in the fourth quarter of 2017, PM USA recorded a provision on its consolidated balance sheet of approximately $20 million for the judgment and interest. In February 2018, PM USA increased its bond by $10 million. In June 2018, the Florida Supreme Court denied PM USA’s and plaintiff’s request for review, thereby reinstating the comparative fault reduction and PM USA decreased the provision recorded on its consolidated balance sheet to approximately $17 million. In June 2018, plaintiff filed a motion for rehearing in the Florida Supreme Court seeking to remove the comparative fault reduction. In October 2018, the Florida Supreme Court remanded the case to the Fourth District Court of Appeal to remove the comparative fault reduction.

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
______________________________________________________________________________________________________
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
Post-Trial Developments:
In November 2014, PM USA filed various post-trial motions and, in January 2015, the trial court denied PM USA’s motions for a new trial and for remittitur, but entered final judgment with a deduction for plaintiff’s comparative fault. In February 2015, defendants filed a notice of appeal to the Florida Second District Court of Appeal and plaintiff cross-appealed. PM USA posted a bond in the amount of approximately $4 million. In April 2017, the Florida Second District Court of Appeal rejected PM USA’s grounds for appeal and affirmed the judgment, but ruled that the trial court should not have applied the comparative fault deduction. The court remanded the case to the trial court to amend the judgment to award plaintiff the full amount of the jury’s compensatory damages award and also separately ruled that plaintiff is entitled to attorneys’ fees. In May 2017, defendants filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court on the merits and on the attorneys’ fees issue. The Florida Supreme Court stayed consideration of its jurisdiction on the merits appeal pending its ruling in Schoeff, discussed below under Engle Progeny Appellate Issues. In December 2017, the Florida Supreme Court held in Schoeff that comparative fault does not reduce compensatory damages awards for intentional torts. In February 2018, PM USA requested that the Florida Supreme Court remand the case to the Second District Court of Appeal for further consideration and PM USA increased its bond by approximately $11 million. In June 2018, the Florida Supreme Court denied PM USA’s request to remand the case for further consideration. In the second quarter of 2018, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $41 million for the judgment and interest.
______________________________________________________________________________________________________
Plaintiff: Kerrivan
Date: October 2014
Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict against PM USA and R.J. Reynolds awarding plaintiff $15.8 million in compensatory damages. The jury also awarded plaintiff $25.3 million in punitive damages and allocated $15.7 million to PM USA.
Post-Trial Developments:
The trial court entered final judgment. In December 2014, defendants filed various post-trial motions, including a renewed motion for judgment or for a new trial. Plaintiff agreed to waive the bond for the appeal. In May 2015, the trial court deferred further briefing on the post-trial motions pending the Eleventh Circuit’s final disposition in the Graham and Searcy cases, discussed below under Engle Progeny Appellate Issues. In June 2017, the trial court lifted the stay on the post-trial motions and, in June 2018, denied defendants’ post-trial motions. In July 2018, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and plaintiff cross-appealed.
______________________________________________________________________________________________________
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
______________________________________________________________________________________________________
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
______________________________________________________________________________________________________
Plaintiff: Skolnick
Date: June 2013
Verdict:
A Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded plaintiff $2.555 million in compensatory damages and allocated 30% of the fault to each defendant (an amount of $766,500).
Post-Trial Developments:
In June 2013, defendants and plaintiff filed post-trial motions. The trial court entered final judgment with a deduction for plaintiff’s comparative fault. In November 2013, the trial court denied plaintiff’s post-trial motion and, in December 2013, denied defendants’ post-trial motions. Defendants filed a notice of appeal to the Florida Fourth District Court of Appeal, and plaintiff cross-appealed in December 2013. Also in December 2013, PM USA posted a bond in the amount of approximately $1 million. In July 2015, the District Court of Appeal reversed the compensatory damages award and ordered judgment in favor of defendants on the strict liability and negligence claims, but remanded plaintiff’s conspiracy and concealment claims for a new trial. In August 2015, defendants filed a motion for rehearing, and plaintiff filed a motion for clarification, which the District Court of Appeal denied in September 2015.
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

Post-Trial Developments:
In June 2013, the trial court entered final judgment. In July 2013, defendants filed various post-trial motions, including motions requesting reductions in damages. In September 2013, the district court reduced the compensatory damages award to $1 million and the punitive damages award to $1.67 million against each defendant. The district court denied all other post-trial motions. Plaintiff filed a motion to reconsider the district court’s remittitur and, in the alternative, to certify the issue to the U.S. Court of Appeals for the Eleventh Circuit, both of which the court denied in October 2013. In November 2013, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit arguing that application of the Engle findings to the Engle progeny plaintiffs’ concealment and conspiracy claims violated defendants’ due process rights. In December 2013, defendants filed an amended notice of appeal after the district court corrected a clerical error in the final judgment, and PM USA posted a bond in the amount of approximately $2 million. In January 2018, the U.S. Court of Appeals for the Eleventh Circuit ordered supplemental briefing on the due process issue. In September 2018, the U.S. Court of Appeals for the Eleventh Circuit affirmed the judgment. In the third quarter of 2018, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $2 million for the judgment and interest.
______________________________________________________________________________________________________
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
Post-Trial Developments:
In May and June 2012, defendants filed motions to set aside the verdict and for a new trial. In August 2012, the trial court denied the post-trial motions, reduced the compensatory damages to $16.1 million and entered final judgment. In September 2012, PM USA posted a bond in an amount of approximately $2 million and defendants filed a notice of appeal to the Florida Fourth District Court of Appeal. In August 2013, plaintiff filed a motion to determine the sufficiency of the bond in the trial court on the ground that the bond cap statute is unconstitutional, which the court denied. In January 2016, a panel of the Florida Fourth District Court of Appeal vacated the punitive damages award and remanded the case for retrial on plaintiff’s claims of concealment and conspiracy, and punitive damages. The court also found that the trial court should have applied the comparative fault deduction, reducing the compensatory damages against PM USA to $4.025 million. In February 2016, defendants and plaintiff filed respective motions for rehearing and rehearing en banc. In March 2016, plaintiff filed a notice of supplemental authority citing the Soffer decision, discussed below under Engle Progeny Appellate Issues. In September 2016, the Florida Fourth District Court of Appeal, ruling en banc, reversed the judgment against PM USA and R.J. Reynolds in its entirety on the grounds that improper arguments by plaintiff’s counsel deprived defendants of a fair trial, and ordered a new trial. In October 2016, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, which the court denied in March 2017. In June 2017, plaintiff filed a petition for writ of certiorari with the United States Supreme Court seeking review of the 2016 en banc ruling by the Florida Fourth District Court of Appeal, which the court denied in October 2017.
______________________________________________________________________________________________________

Engle Cases Concluded Within Past 12 Months
______________________________________________________________________________________________________
Plaintiff: Simon
Date: September 2018
Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of approximately $1 million and allocating 20% of the fault to PM USA (an amount of $200,000). The jury did not award any punitive damages.
Post-Trial Developments:
In October 2018, the trial court entered final judgment in favor of plaintiff and PM USA paid approximately $200,000 for the judgment and associated costs.
______________________________________________________________________________________________________

Plaintiff: Perrotto
Date: November 2014
Verdict:
A Palm Beach County jury returned a verdict against PM USA, R.J. Reynolds and Lorillard awarding plaintiff approximately $4.1 million in compensatory damages and allocating 25% of the fault to PM USA (an amount of approximately $1 million).
Post-Trial Developments:
In December 2014, plaintiff filed a motion for a new trial. In May 2016, the court granted plaintiff’s motion for a new trial on punitive damages. In June 2018, a jury returned a verdict on punitive damages in favor of PM USA. In July 2018, the court entered final judgment awarding plaintiff approximately $1 million in compensatory damages against PM USA. In the third quarter of 2018, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $1 million for the judgment and interest and paid this amount in September 2018.
______________________________________________________________________________________________________
Plaintiff: Gore
Date: March 2015
Verdict:
An Indian River County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $2 million in compensatory damages.
Post-Trial Developments:
In October 2015, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal and plaintiff cross-appealed. In February 2018, the Florida Fourth District Court of Appeal affirmed the judgment in favor of plaintiff and granted plaintiff leave to seek a new trial on punitive damages. In the first quarter of 2018, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $1 million for the judgment and interest. In July 2018, the trial court entered final judgment on the compensatory damages award and reserved jurisdiction for plaintiff to seek punitive damages. In August 2018, defendants filed a notice of appeal and petition for writ of certiorari with the Florida Fourth District Court of Appeal seeking review of the amended partial final judgment. In September 2018, plaintiff waived the claim for punitive damages and defendants voluntarily dismissed their appeal. In September 2018, PM USA paid approximately $1 million for the judgment and interest.
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
Post-Trial Developments:
In August 2010, the trial court entered final judgment with a deduction for plaintiff’s comparative fault and defendants appealed. In June 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings, holding that the trial court erred in (1) not reducing the compensatory damages award as excessive and (2) not instructing the jury on the statute of repose in connection with plaintiff’s conspiracy claim that resulted in the $2.5 million punitive damages award. In September 2013, both parties filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court. In February 2016, the Florida Supreme Court upheld the trial court’s decision in favor of plaintiff and, in March 2016, clarified that its February 2016 order reinstated the trial court’s decision on the statute of repose only. In August 2016, the Florida Fourth District Court of Appeal reinstated the jury’s punitive damages verdict and reaffirmed that the compensatory damages award was excessive, remanding the case to the trial court to reduce the compensatory damages. In May 2017, the trial court ruled that the 2010 jury award of $15.1 million in compensatory damages was excessive and reduced the award to $225,000. In June 2017, plaintiff requested a new trial on compensatory damages. In September 2018, the parties agreed to settle plaintiff’s claim for compensatory damages. In the third quarter of 2018, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $5 million, which included punitive damages previously determined at trial, compensatory damages, and attorney’s fees, and paid this amount in September 2018.
______________________________________________________________________________________________________
Plaintiff: Sermons
Date: July 2016

Verdict:
A Duval County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of $65,000 and allocating 15% of the fault to PM USA (an amount of $9,750). The jury also awarded plaintiff $51,225 in punitive damages against PM USA.
Post-Trial Developments:
In August of 2018, PM USA paid approximately $118,000 for the judgment and interest.
______________________________________________________________________________________________________
Plaintiff: Tognoli
Date: November 2015
Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA awarding $1.05 million in compensatory damages and allocating 15% of the fault to PM USA (an amount of $157,500).
Post-Trial Developments:
In January 2016, the trial court entered final judgment against PM USA with a deduction for plaintiff’s comparative fault and plaintiff filed a notice of appeal to the Florida Fourth District Court of Appeal and PM USA cross-appealed. In June 2017, the Florida Fourth District Court of Appeal issued a per curiam affirmance of the final judgment against PM USA. In July 2017, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In the fourth quarter of 2017, PM USA recorded a provision on its consolidated balance sheet of approximately $1 million for the judgment and interest. In March 2018, the Florida Supreme Court accepted jurisdiction of plaintiff’s petition for review and remanded the case for reconsideration. In April 2018, the Fourth District Court of Appeal reversed and remanded the case to the trial court to amend the final judgment to award plaintiff the full amount of the jury’s compensatory damages. PM USA paid the judgment and interest in the amount of approximately $1 million in May 2018.
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
______________________________________________________________________________________________________
Plaintiff: Purdo
Date: April 2016
Verdict:
A Palm Beach County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding compensatory damages of $21 million and allocating 12% of the fault to PM USA (an amount of $2.52 million). The jury also awarded plaintiff $6.25 million in punitive damages against each defendant.
Post-Trial Developments:
In May 2016, the court entered final judgment in favor of plaintiff with a deduction for plaintiff’s comparative fault. In June 2016, defendants filed a notice of appeal to the Florida Fourth District Court of Appeal. In August 2017, the Florida Fourth District Court of Appeal affirmed the final judgment in favor of plaintiff. In November 2017, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, which was denied in March 2018. In the first quarter of 2018, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $10 million for the judgment, interest and associated costs. PM USA paid the judgment, interest and associated costs in the amount of approximately $10 million in May 2018.
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
Post-Trial Developments:
The trial court entered final judgment against PM USA in July 2014 with a deduction for plaintiff’s comparative fault. In October 2014, PM USA filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In the second quarter of 2017, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $1 million for the judgment, interest and associated costs. In April 2018, the Eleventh Circuit affirmed the judgment. PM USA paid the judgment, interest and associated costs in the amount of approximately $1 million in May 2018.
______________________________________________________________________________________________________
Plaintiff: Ledoux
Date: December 2015
Verdict:
A Miami-Dade County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $10 million in compensatory damages. The jury also awarded plaintiff $12.5 million in punitive damages against each defendant.
Post-Trial Developments:
In March 2016, defendants filed a notice of appeal to the Florida Third District Court of Appeal and PM USA posted a bond in the amount of approximately $3 million. In October 2017, the Florida Third District Court of Appeal affirmed the final judgment in favor of plaintiff. In November 2017, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In the fourth quarter of 2017, PM USA recorded a provision on its consolidated balance sheet of approximately $20 million for the judgment, interest and associated costs. In March 2018, the Florida Supreme Court denied defendants’ petition for review. PM USA paid the judgment, interest and associated costs in the amount of approximately $20 million in May 2018.
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
Post-Trial Developments:
In October 2014, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In March 2018, the Eleventh Circuit affirmed the judgment in favor of plaintiff. In the second quarter of 2018, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $2 million for the judgment, interest and associated costs and paid this amount in May 2018.
______________________________________________________________________________________________________
Plaintiff: Barbose
Date: November 2015
Verdict:
A Pasco County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $10 million in compensatory damages. The jury also awarded plaintiff $500,000 in punitive damages against each defendant.
Post-Trial Developments:
In February 2016, PM USA filed a notice of appeal to the Florida Second District Court of Appeal. In 2017, the Florida Second District Court of Appeal affirmed the final judgment against defendants. In November 2017, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In the fourth quarter of 2017, PM USA recorded a provision on its consolidated balance sheet of approximately $12 million for the judgment, interest and associated costs. In March 2018, the Florida Supreme Court denied defendants’ petition for review. PM USA paid the judgment, interest and associated costs in the amount of approximately $12 million in May 2018.
______________________________________________________________________________________________________
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
Post-Trial Developments:
Defendants filed a notice of appeal to the Florida First District Court of Appeal in September 2015. In February 2017, the Florida First District Court of Appeal affirmed the trial court’s judgment. In November 2017, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court, which was denied in February 2018. In the first quarter of 2018, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $10 million for the judgment and interest. PM USA paid the judgment and interest of approximately $10 million in May 2018.
______________________________________________________________________________________________________
Plaintiff: Ahrens
Date: February 2016
Verdict:
A Pinellas County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds awarding $9 million in compensatory damages. The jury also awarded plaintiff $2.5 million in punitive damages against each defendant.
Post-Trial Developments:
In April 2016, defendants filed a notice of appeal to the Florida Second District Court of Appeal. In May 2017, the Florida Second District Court of Appeal affirmed the final judgment against defendants. In August 2017, defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In the fourth quarter of 2017, PM USA recorded a provision on its consolidated balance sheet of approximately $7 million for the judgment, interest and associated costs. In March 2018, the Florida Supreme Court denied defendants’ petition for review. PM USA paid the judgment, interest and associated costs in the amount of approximately $7 million in May 2018.
______________________________________________________________________________________________________
Plaintiff: Starr-Blundell
Date: June 2013
Verdict:
A Duval County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded plaintiff $500,000 in compensatory damages and allocated 10% of the fault to each defendant (an amount of $50,000).
Post-Trial Developments:
In December 2013, plaintiff filed a notice of appeal to the Florida First District Court of Appeal. In May 2015, the Florida First District Court of Appeal affirmed the final judgment. In June 2015, plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In the first quarter of 2016, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $55,000 for the judgment, interest and associated costs. In May 2016, the Florida Supreme Court accepted jurisdiction of plaintiff’s petition for review and remanded the case for reconsideration. In September 2016, the Florida First District Court of Appeal further remanded the case. In March 2018, in a new trial on punitive damages, the jury found in favor of defendants and did not award any punitive damages. In the first quarter of 2018, PM USA recorded an additional provision on its condensed consolidated balance sheet of approximately $40,000 and in the same quarter paid the judgment, interest and associated costs of approximately $100,000.
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
______________________________________________________________________________________________________

Plaintiff: Graham
Date: May 2013
Verdict:
A jury in the U.S. District Court for the Middle District of Florida returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds. The jury awarded $2.75 million in compensatory damages and allocated 10% of the fault to PM USA (an amount of $275,000).
Post-Trial Developments:
In October 2013, defendants filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In April 2015, the U.S. Court of Appeals for the Eleventh Circuit found in favor of defendants on the basis of federal preemption, reversed the trial court’s denial of judgment as a matter of law, and plaintiff filed a petition for rehearing en banc or panel rehearing. In January 2016, the Eleventh Circuit granted a rehearing en banc. In May 2017, the U.S. Court of Appeals for the Eleventh Circuit affirmed the final judgment entered in plaintiff’s favor. In the second quarter of 2017, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $500,000 for the judgment, interest and associated costs. In September 2017, defendants filed a petition for writ of certiorari with the United States Supreme Court, which the court denied in January 2018. PM USA paid the judgment, interest and associated costs in the amount of approximately $1 million in January 2018.
______________________________________________________________________________________________________
Plaintiff: Naugle
Date: November 2009
Verdict:
A Broward County jury returned a verdict in favor of plaintiff and against PM USA. The jury awarded approximately $56.6 million in compensatory damages and $244 million in punitive damages. The jury allocated 90% of the fault to PM USA.
Post-Trial Developments:
In April 2010, PM USA filed a notice of appeal to the Fourth District Court of Appeal. In June 2012, the Fourth District Court of Appeal affirmed the final judgment (as amended to correct a clerical error) in the amount of approximately $12.3 million in compensatory damages and approximately $24.5 million in punitive damages. In December 2012, the Fourth District withdrew its prior decision, reversed the verdict as to compensatory and punitive damages and returned the case to the trial court for a new trial on the question of damages. Upon retrial, in October 2013, the new jury awarded approximately $3.7 million in compensatory damages and $7.5 million in punitive damages. In May 2014, PM USA filed a notice of appeal to the Fourth District Court of Appeal and plaintiff cross-appealed. In January 2016, the Fourth District Court of Appeal reversed the trial court’s decision and remanded the case to the trial court to conduct a juror interview. In May 2016, PM USA filed a notice of appeal to the Fourth District Court of Appeal. In April 2017, the Fourth District Court of Appeal issued a per curiam decision affirming the trial court’s judgment against PM USA. In the second quarter of 2017, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $13.2 million for the judgment, interest and associated costs. In September 2017, PM USA filed a petition for writ of certiorari with the United States Supreme Court, which PM USA dismissed after the court denied PM USA’s petition in Graham. PM USA paid the judgment, interest and associated costs in the amount of approximately $14 million in January 2018.
______________________________________________________________________________________________________
Plaintiff: Lourie
Date: October 2014
Verdict:
A Hillsborough County jury returned a verdict against PM USA, R.J. Reynolds and Lorillard awarding plaintiff approximately $1.37 million in compensatory damages and allocating 27% of the fault to PM USA (an amount of approximately $370,000).
Post-Trial Developments:
In November 2014, defendants filed a notice of appeal to the Florida Second District Court of Appeal. In August 2016, the Florida Second District Court of Appeal affirmed the judgment entered in favor of the plaintiff. In September 2016, defendants filed a petition to invoke the discretionary jurisdiction of the Florida Supreme Court. In June 2017, the Florida Supreme Court denied PM USA’s petition to invoke the court’s discretionary jurisdiction. In the second quarter of 2017, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $2 million for the judgment, interest and associated costs. In September 2017, defendants filed a petition for writ of certiorari with the United States Supreme Court on due process and federal preemption grounds, which PM USA dismissed after the court denied PM USA’s petition in Graham. PM USA paid the judgment, interest and associated costs in the amount of approximately $3 million in January 2018.
______________________________________________________________________________________________________

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
______________________________________________________________________________________________________

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

In Burkhart and Searcy, Engle progeny cases against PM USA and R.J. Reynolds, defendants argued that application of the Engle findings to the Engle progeny plaintiffs’ concealment and conspiracy claims violated defendants’ due process rights. In March 2018, in Burkhart, the Eleventh Circuit rejected defendants’ due process arguments and affirmed the final judgment entered in plaintiff’s favor. Defendants filed a motion for rehearing challenging that decision, which the Eleventh Circuit denied. In September 2018, in Searcy, the Eleventh Circuit also affirmed the judgment in plaintiff’s favor.

In Soffer, an Engle progeny case against R.J. Reynolds, the Florida Supreme Court ruled in 2016 that Engle progeny plaintiffs can recover punitive damages in connection with all of their claims. Plaintiffs now generally seek punitive damages in connection with all of their claims in Engle progeny cases. In Schoeff, another Engle progeny case against R.J. Reynolds, the Florida Supreme Court ruled in 2016 that comparative fault does not reduce compensatory damages awards for intentional torts.

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

Trial court rulings were rendered in Clay, Alexander, Townsend and Hall rejecting the plaintiffs’ bond cap statute challenges in those cases. The plaintiffs unsuccessfully appealed these rulings. In Clay, Alexander and Hall, the District Court of Appeal for

the First District of Florida affirmed the trial court decisions and certified the decision in Hall for appeal to the Florida Supreme Court, but declined to certify the question of the constitutionality of the bond cap statute in Clay and Alexander. The Florida Supreme Court granted review of the Hall decision, but, in September 2012, the court dismissed the appeal as moot. In October 2012, the Florida Supreme Court denied the plaintiffs’ rehearing petition. In August 2013, in Calloway, discussed further above, plaintiff filed a motion in the trial court to determine the sufficiency of the bond posted by defendants on the ground that the bond cap statute is unconstitutional, which was denied.

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

As of October 22, 2018, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain U.S. territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA and R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended September 30, 2018 and 2017, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1.2 billion and $1.1 billion, respectively. For the nine months ended September 30, 2018 and 2017, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $3.2 billion and $3.4 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.

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

2003 and Subsequent NPM Adjustments - Continuing Disputes with States that have not Settled.

▪
2003 NPM Adjustment. In September 2013, an arbitration panel issued rulings regarding the 15 states and territories that remained in the arbitration, ruling that six of them did not establish valid defenses to the NPM Adjustment for 2003. Two of these states later joined the multi-state settlement discussed above. With respect to the remaining four states, following the outcome of challenges in state courts, PM USA ultimately recorded $74 million primarily as a reduction to cost of sales. Two potential disputes remain outstanding regarding the amount of interest due to PM USA and there is no assurance that PM USA will prevail in either of these disputes.

▪
2004 and Subsequent NPM Adjustments. PM USA has continued to pursue the NPM Adjustments for 2004 and subsequent years in multi-state arbitrations against the states that did not join either of the settlements discussed above. New Mexico is currently appealing a trial court ruling that the state must participate in the multi-state arbitration for 2004. The Montana state courts ruled that Montana may litigate its claims in state court, rather than participate in a multi-state arbitration and the PMs have agreed not to contest the applicability of the 2004 NPM Adjustment to Montana.

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

PM USA and the State of Florida each filed a motion in Florida state court against R.J. Reynolds and ITG seeking to enforce the Florida State Settlement Agreement. In December 2017, the Florida trial court ruled that R.J. Reynolds (and not ITG) must make settlement payments under the Florida State Settlement Agreement on the ITG brands. In May 2018, the Florida trial court issued an order stating that, for purposes of the Florida State Settlement Agreement, R.J. Reynolds’ settlement payment on the ITG brands should be calculated as if R.J. Reynolds is continuing to sell those brands. In August 2018, the Florida trial court entered final judgment ordering R.J. Reynolds to pay PM USA approximately $9.8 million for the 2015-2017 period. R.J. Reynolds and PM USA have each filed notices of appeal of the trial court’s decision, which proceedings may result in further modifications to PM USA’s settlement payments under the Florida State Settlement Agreement.

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

The consent order approved by the district court in June 2014 did not address the requirements related to point-of-sale signage. In May 2014, the district court ordered further briefing by the parties on the issue of corrective statements on point-of-sale signage, which was completed in June 2014. In May 2018, the parties submitted a joint status report on point-of-sale signage to the district court and the court approved the parties’ proposed briefing schedule. The briefing is complete and the matter is pending before the district court.

“Lights/Ultra Lights” Cases

Overview

Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or its other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of October 22, 2018, a total of two such cases are pending in various U.S. state courts, none of which is active.

State “Lights” Cases Dismissed, Not Certified or Ordered De-Certified

As of October 22, 2018, 21 state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in several jurisdictions. Over time, all such cases have been dismissed by the courts at the summary judgment stage, were settled by the parties or were resolved in favor of PM USA.

Certain Other Tobacco-Related Litigation

Ignition Propensity Case

PM USA and Altria are currently facing litigation alleging that a fire caused by cigarettes led to individuals’ deaths.  In a Kentucky case (Walker) brought against various parties including PM USA and Altria, the federal district court denied plaintiffs’ motion to remand the case to state court and dismissed plaintiffs’ claims in February 2009. Plaintiffs subsequently filed a notice of appeal. In October 2011, the U.S. Court of Appeals for the Sixth Circuit reversed the portion of the district court decision that denied remand of the case to Kentucky state court and remanded the case to Kentucky state court. The Sixth Circuit did not address the merits of the district court’s dismissal order. Defendants’ petition for rehearing with the Sixth Circuit was denied in December 2011. Defendants filed a renewed motion to dismiss in state court in March 2013. Based on new evidence, in June 2013, defendants removed the case for a second time to the U.S. District Court for the Western District of Kentucky and re-filed their motion to dismiss in June 2013. In July 2013, plaintiffs filed a motion to remand the case to Kentucky state court, which was granted in March 2014. In November 2016, PM USA and Altria filed renewed motions to dismiss the case, which the court granted in March 2017. In October 2018, plaintiffs dismissed their claims against the other defendants.

UST Litigation

UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health suits over time. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs seek various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. In July 2016, USSTC and Altria were named as defendants, along with other named defendants, in one such case in California (Gwynn).  In August 2018, the parties agreed to settle the Gwynn case and in September 2018, plaintiffs dismissed their claims with prejudice.

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria have agreed to indemnify a limited number of third parties in the event of future litigation. At September 30, 2018, Altria and certain of its subsidiaries (i) had $56 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for $30 million of guarantees, consisting primarily of surety bonds, related to their own performance; and (iii) had a redeemable noncontrolling interest of $38 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity.

Under the terms of a distribution agreement between Altria and PMI (the “Distribution Agreement”), entered into as a result of Altria’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria does not have a related liability recorded on its condensed consolidated balance sheet at September 30, 2018 as the fair value of this indemnification is insignificant.

As more fully discussed in Note 11. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under its Credit Agreement and amounts outstanding under its commercial paper program.

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

At September 30, 2018, the respective principal 100% owned subsidiaries of Altria and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

The following sets forth the condensed consolidating balance sheets as of September 30, 2018 and December 31, 2017, condensed consolidating statements of earnings and comprehensive earnings for the nine and three months ended September 30, 2018 and 2017, and condensed consolidating statements of cash flows for the nine months ended September 30, 2018 and 2017 for Altria, PM USA and, collectively, Altria’s other subsidiaries that are not guarantors of Altria’s debt instruments (the “Non-Guarantor Subsidiaries”).

The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria and PM USA account for investments in their subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets
September 30, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$2,346	$—	$47	$—	$2,393
Receivables	—	14	173	—	187
Inventories:
Leaf tobacco	—	465	329	—	794
Other raw materials	—	114	74	—	188
Work in process	—	4	502	—	506
Finished product	—	117	472	—	589
	—	700	1,377	—	2,077
Due from Altria and subsidiaries	7	4,085	1,233	(5,325)	—
Income taxes	—	223	—	(139)	84
Other current assets	56	334	34	—	424
Total current assets	2,409	5,356	2,864	(5,464)	5,165
Property, plant and equipment, at cost	—	2,910	1,951	—	4,861
Less accumulated depreciation	—	2,100	870	—	2,970
	—	810	1,081	—	1,891
Goodwill	—	—	5,307	—	5,307
Other intangible assets, net	—	2	12,383	—	12,385
Investment in AB InBev	17,825	—	—	—	17,825
Investment in consolidated subsidiaries	14,081	2,861	—	(16,942)	—
Finance assets, net	—	—	848	—	848
Due from Altria and subsidiaries	4,790	—	—	(4,790)	—
Other assets	159	717	144	(488)	532
Total Assets	$39,264	$9,746	$22,627	$(27,684)	$43,953

Condensed Consolidating Balance Sheets (Continued)
September 30, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$2,007	$—	$—	$—	$2,007
Accounts payable	—	78	211	—	289
Accrued liabilities:
Marketing	—	578	112	—	690
Employment costs	14	11	122	—	147
Settlement charges	—	3,222	8	—	3,230
Other	277	335	302	(139)	775
Dividends payable	1,508	—	—	—	1,508
Due to Altria and subsidiaries	4,814	426	85	(5,325)	—
Total current liabilities	8,620	4,650	840	(5,464)	8,646
Long-term debt	11,896	—	—	—	11,896
Deferred income taxes	2,963	—	2,952	(488)	5,427
Accrued pension costs	197	—	63	—	260
Accrued postretirement health care costs	—	1,213	770	—	1,983
Due to Altria and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	94	30	83	—	207
Total liabilities	23,770	5,893	9,498	(10,742)	28,419
Contingencies
Redeemable noncontrolling interest	—	—	38	—	38
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,959	3,310	12,236	(15,546)	5,959
Earnings reinvested in the business	43,805	801	2,241	(3,042)	43,805
Accumulated other comprehensive losses	(2,034)	(258)	(1,397)	1,655	(2,034)
Cost of repurchased stock	(33,171)	—	—	—	(33,171)
Total stockholders’ equity attributable to Altria	15,494	3,853	13,089	(16,942)	15,494
Noncontrolling interests	—	—	2	—	2
Total stockholders’ equity	15,494	3,853	13,091	(16,942)	15,496
Total Liabilities and Stockholders’ Equity	$39,264	$9,746	$22,627	$(27,684)	$43,953

Condensed Consolidating Balance Sheets
December 31, 2017
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$1,203	$1	$49	$—	$1,253
Receivables	1	10	131	—	142
Inventories:
Leaf tobacco	—	579	362	—	941
Other raw materials	—	111	59	—	170
Work in process	—	5	555	—	560
Finished product	—	128	426	—	554
	—	823	1,402	—	2,225
Due from Altria and subsidiaries	2	2,413	1,022	(3,437)	—
Income taxes	—	542	17	(98)	461
Other current assets	11	147	105	—	263
Total current assets	1,217	3,936	2,726	(3,535)	4,344
Property, plant and equipment, at cost	—	2,930	1,949	—	4,879
Less accumulated depreciation	—	2,086	879	—	2,965
	—	844	1,070	—	1,914
Goodwill	—	—	5,307	—	5,307
Other intangible assets, net	—	2	12,398	—	12,400
Investment in AB InBev	17,952	—	—	—	17,952
Investment in consolidated subsidiaries	13,111	2,818	—	(15,929)	—
Finance assets, net	—	—	899	—	899
Due from Altria and subsidiaries	4,790	—	—	(4,790)	—
Other assets	34	671	157	(476)	386
Total Assets	$37,104	$8,271	$22,557	$(24,730)	$43,202

Condensed Consolidating Balance Sheets (Continued)
December 31, 2017
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$864	$—	$—	$—	$864
Accounts payable	2	91	281	—	374
Accrued liabilities:
Marketing	—	578	117	—	695
Employment costs	21	14	153	—	188
Settlement charges	—	2,437	5	—	2,442
Other	389	433	247	(98)	971
Dividends payable	1,258	—	—	—	1,258
Due to Altria and subsidiaries	3,040	317	80	(3,437)	—
Total current liabilities	5,574	3,870	883	(3,535)	6,792
Long-term debt	13,030	—	—	—	13,030
Deferred income taxes	2,809	—	2,914	(476)	5,247
Accrued pension costs	206	—	239	—	445
Accrued postretirement health care costs	—	1,214	773	—	1,987
Due to Altria and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	108	49	126	—	283
Total liabilities	21,727	5,133	9,725	(8,801)	27,784
Contingencies
Redeemable noncontrolling interest	—	—	38	—	38
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,952	3,310	12,045	(15,355)	5,952
Earnings reinvested in the business	42,251	96	2,243	(2,339)	42,251
Accumulated other comprehensive losses	(1,897)	(268)	(1,506)	1,774	(1,897)
Cost of repurchased stock	(31,864)	—	—	—	(31,864)
Total stockholders’ equity attributable to Altria	15,377	3,138	12,791	(15,929)	15,377
Noncontrolling interests	—	—	3	—	3
Total stockholders’ equity	15,377	3,138	12,794	(15,929)	15,380
Total Liabilities and Stockholders’ Equity	$37,104	$8,271	$22,557	$(24,730)	$43,202

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Nine Months Ended September 30, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$16,339	$2,938	$(27)	$19,250
Cost of sales	—	4,666	870	(27)	5,509
Excise taxes on products	—	4,245	164	—	4,409
Gross profit	—	7,428	1,904	—	9,332
Marketing, administration and research costs	122	1,400	437	—	1,959
Asset impairment and exit costs	—	—	2	—	2
Operating (expense) income	(122)	6,028	1,465	—	7,371
Interest and other debt expense (income), net	378	(37)	162	—	503
Net periodic benefit cost (income), excluding service cost	3	(33)	(7)	—	(37)
Earnings from equity investment in AB InBev	(759)	—	—	—	(759)
Loss on AB InBev/SABMiller business combination	33	—	—	—	33
Earnings before income taxes and equity earnings of subsidiaries	223	6,098	1,310	—	7,631
Provision for income taxes	67	1,537	311	—	1,915
Equity earnings of subsidiaries	5,557	310	—	(5,867)	—
Net earnings	5,713	4,871	999	(5,867)	5,716
Net earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Net earnings attributable to Altria	$5,713	$4,871	$996	$(5,867)	$5,713

Net earnings	$5,713	$4,871	$999	$(5,867)	$5,716
Other comprehensive (losses) earnings, net of deferred income taxes	(137)	10	109	(119)	(137)
Comprehensive earnings	5,576	4,881	1,108	(5,986)	5,579
Comprehensive earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive earnings attributable to Altria	$5,576	$4,881	$1,105	$(5,986)	$5,576

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Nine Months Ended September 30, 2017
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$16,748	$2,754	$(27)	$19,475
Cost of sales	—	4,888	858	(27)	5,719
Excise taxes on products	—	4,533	162	—	4,695
Gross profit	—	7,327	1,734	—	9,061
Marketing, administration and research costs	125	1,223	333	—	1,681
Asset impairment and exit costs	—	—	24	—	24
Operating (expense) income	(125)	6,104	1,377	—	7,356
Interest and other debt expense (income), net	375	(12)	162	—	525
Net periodic benefit cost (income), excluding service cost	1	(28)	(10)	—	(37)
Earnings from equity investment in AB InBev	(332)	—	—	—	(332)
Gain on AB InBev/SABMiller business combination	(445)	—	—	—	(445)
Earnings before income taxes and equity earnings of subsidiaries	276	6,144	1,225	—	7,645
(Benefit) provision for income taxes	(207)	2,173	420	—	2,386
Equity earnings of subsidiaries	4,773	234	—	(5,007)	—
Net earnings	5,256	4,205	805	(5,007)	5,259
Net earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Net earnings attributable to Altria	$5,256	$4,205	$802	$(5,007)	$5,256

Net earnings	$5,256	$4,205	$805	$(5,007)	$5,259
Other comprehensive earnings, net of deferred income taxes	106	10	83	(93)	106
Comprehensive earnings	5,362	4,215	888	(5,100)	5,365
Comprehensive earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive earnings attributable to Altria	$5,362	$4,215	$885	$(5,100)	$5,362

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended September 30, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,811	$1,035	$(9)	$6,837
Cost of sales	—	1,736	310	(9)	2,037
Excise taxes on products	—	1,491	54	—	1,545
Gross profit	—	2,584	671	—	3,255
Marketing, administration and research costs	45	491	164	—	700
Asset impairment and exit costs	—	—	(2)	—	(2)
Operating (expense) income	(45)	2,093	509	—	2,557
Interest and other debt expense (income), net	127	(20)	52	—	159
Net periodic benefit cost (income), excluding service cost	1	(18)	(4)	—	(21)
Earnings from equity investment in AB InBev	(189)	—	—	—	(189)
Earnings before income taxes and equity earnings of subsidiaries	16	2,131	461	—	2,608
Provision for income taxes	21	539	104	—	664
Equity earnings of subsidiaries	1,948	119	—	(2,067)	—
Net earnings	1,943	1,711	357	(2,067)	1,944
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria	$1,943	$1,711	$356	$(2,067)	$1,943

Net earnings	$1,943	$1,711	$357	$(2,067)	$1,944
Other comprehensive (losses) earnings, net of deferred income taxes	(382)	2	36	(38)	(382)
Comprehensive earnings	1,561	1,713	393	(2,105)	1,562
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria	$1,561	$1,713	$392	$(2,105)	$1,561

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended September 30, 2017
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,764	$974	$(9)	$6,729
Cost of sales	—	1,668	293	(9)	1,952
Excise taxes on products	—	1,551	55	—	1,606
Gross profit	—	2,545	626	—	3,171
Marketing, administration and research costs	46	422	106	—	574
Asset impairment and exit costs	—	—	8	—	8
Operating (expense) income	(46)	2,123	512	—	2,589
Interest and other debt expense (income), net	122	(6)	53	—	169
Net periodic benefit cost (income), excluding service cost	—	(14)	(4)	—	(18)
Earnings from equity investment in AB InBev	(169)	—	—	—	(169)
Gain on AB InBev/SABMiller business combination	(37)	—	—	—	(37)
Earnings before income taxes and equity earnings of subsidiaries	38	2,143	463	—	2,644
(Benefit) provision for income taxes	(167)	776	168	—	777
Equity earnings of subsidiaries	1,661	82	—	(1,743)	—
Net earnings	1,866	1,449	295	(1,743)	1,867
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria	$1,866	$1,449	$294	$(1,743)	$1,866

Net earnings	$1,866	$1,449	$295	$(1,743)	$1,867
Other comprehensive (losses) earnings, net of deferred income taxes	(108)	3	27	(30)	(108)
Comprehensive earnings	1,758	1,452	322	(1,773)	1,759
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria	$1,758	$1,452	$321	$(1,773)	$1,758

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$4,806	$5,801	$1,123	$(5,164)	$6,566
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(33)	(99)	—	(132)
Other	8	—	(13)	—	(5)
Net cash provided by (used in) investing activities	8	(33)	(112)	—	(137)
Cash Provided by (Used in) Financing Activities
Repurchases of common stock	(1,317)	—	—	—	(1,317)
Dividends paid on common stock	(3,909)	—	—	—	(3,909)
Changes in amounts due to/from Altria and subsidiaries	1,576	(1,565)	(11)	—	—
Cash dividends paid to parent	—	(4,166)	(998)	5,164	—
Other	(21)	—	(4)	—	(25)
Net cash used in financing activities	(3,671)	(5,731)	(1,013)	5,164	(5,251)
Cash, cash equivalents and restricted cash (1):
Increase (decrease)	1,143	37	(2)	—	1,178
Balance at beginning of period	1,203	62	49	—	1,314
Balance at end of period	$2,346	$99	$47	$—	$2,492
(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 10. Contingencies.

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2017
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$4,777	$3,664	$639	$(4,936)	$4,144
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(21)	(130)	—	(151)
Proceeds from finance assets	—	—	133	—	133
Other	(4)	2	(182)	—	(184)
Net cash used in investing activities	(4)	(19)	(179)	—	(202)
Cash Provided by (Used in) Financing Activities
Repurchases of common stock	(2,359)	—	—	—	(2,359)
Dividends paid on common stock	(3,544)	—	—	—	(3,544)
Changes in amounts due to/from Altria and subsidiaries	(813)	182	631	—	—
Cash dividends paid to parent	—	(3,849)	(1,087)	4,936	—
Other	(40)	—	(7)	—	(47)
Net cash used in financing activities	(6,756)	(3,667)	(463)	4,936	(5,950)
Cash, cash equivalents and restricted cash (1):
Decrease	(1,983)	(22)	(3)	—	(2,008)
Balance at beginning of period	4,521	83	47	—	4,651
Balance at end of period	$2,538	$61	$44	$—	$2,643
(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 10. Contingencies.

Note 12. Recent Accounting Guidance Not Yet Adopted:

The following table provides a description of the recently issued accounting guidance applicable to, but not yet adopted by, Altria:

Standards	Description	Effective Date for Public Entity	Effect on Financial Statements
ASU Nos. 2016-02; 2018-01; 2018-10; 2018-11 Leases (Topic 842)	The guidance requires entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.	The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted.
Altria is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures, including identifying and analyzing all contracts that contain a lease. As a lessor, PMCC maintains a portfolio of finance assets, substantially all of which are leveraged leases, the accounting of which will be unchanged under the new guidance and is not expected to change unless there is a contract modification to an existing lease. As lessees, Altria and its subsidiaries’ various leases under existing guidance are classified as operating leases that are not recorded on Altria’s consolidated balance sheets but are recorded in Altria’s consolidated statements of earnings as expense is incurred. Altria plans to apply the new guidance retrospectively at the beginning of the period of adoption and will record substantially all leases on its consolidated balance sheets as a right-of-use asset and a lease liability. Altria does not expect its adoption of this guidance to have a material impact on Altria’s consolidated financial statements. The guidance will result in expanded footnote disclosures.

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

Altria is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures. Altria and its subsidiaries’ financial assets that are within the scope of the new guidance were approximately 2% of Altria’s consolidated assets at September 30, 2018.

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
ASU No. 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Subtopic 350-40)
The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).
		The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period.	Altria is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Description of the Company

For a description of Altria Group, Inc. (“Altria”), see Background in Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q (“Item 1”).

As discussed in Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Item 1 (“Note 1”), on January 1, 2018, Altria adopted several accounting standard updates (“ASU”). In connection with the adoption of two of these ASUs (ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash and ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost), Altria reclassified certain prior-period amounts to conform with the current period’s presentation.

Altria’s reportable segments are smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in an all other category.
Executive Summary

Consolidated Results of Operations for the Nine Months Ended September 30, 2018: The changes in Altria’s net earnings and diluted earnings per share (“EPS”) attributable to Altria for the nine months ended September 30, 2018, from the nine months ended September 30, 2017, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the nine months ended September 30, 2017	$5,256	$2.72

2017 NPM Adjustment Items	2	—
2017 Asset impairment, exit, implementation and acquisition-related costs	47	0.02
2017 Tobacco and health litigation items	12	0.01
2017 AB InBev special items	71	0.04
2017 Gain on AB InBev/SABMiller business combination	(289)	(0.15)
2017 Tax items	(321)	(0.16)
Subtotal 2017 special items	(478)	(0.24)

2018 NPM Adjustment Items	109	0.06
2018 Asset impairment, exit and implementation costs	(5)	—
2018 Tobacco and health litigation items	(89)	(0.05)
2018 AB InBev special items	122	0.06
2018 Loss on AB InBev/SABMiller business combination	(26)	(0.01)
2018 Tax items	(152)	(0.08)
Subtotal 2018 special items	(41)	(0.02)

Fewer shares outstanding	—	0.06
Change in tax rate	923	0.47
Operations	53	0.03
For the nine months ended September 30, 2018	$5,713	$3.02

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the nine months ended September 30, 2018 compared with the prior-year period were due primarily to shares repurchased by Altria under its share repurchase programs.

Change in Tax Rate: The change in tax rate was driven primarily by the Tax Reform Act (as defined below), which reduced the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018.

Operations: The increase of $53 million in operations shown in the table above was due primarily to the following:

▪	higher earnings from Altria’s equity investment in Anheuser-Busch InBev SA/NV (“AB InBev”); and

▪	higher income from the smokeless products segment;

partially offset by:

▪	lower income from the smokeable products segment; and

▪	higher investment spending in the innovative tobacco products businesses.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Results of Operations for the Three Months Ended September 30, 2018: The changes in Altria’s net earnings and diluted EPS attributable to Altria for the three months ended September 30, 2018, from the three months ended September 30, 2017, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended September 30, 2017	$1,866	$0.97

2017 NPM Adjustment Items	3	—
2017 Asset impairment, exit, implementation and acquisition-related costs	11	0.01
2017 AB InBev special items	22	0.01
2017 Gain on AB InBev/SABMiller business combination	(24)	(0.01)
2017 Tax items	(155)	(0.08)
Subtotal 2017 special items	(143)	(0.07)

2018 Asset impairment, exit and implementation costs	2	—
2018 Tobacco and health litigation items	(16)	(0.01)
2018 AB InBev special items	(27)	(0.01)
2018 Tax items	(57)	(0.03)
Subtotal 2018 special items	(98)	(0.05)

Fewer shares outstanding	—	0.02
Change in tax rate	319	0.16
Operations	(1)	—
For the three months ended September 30, 2018	$1,943	$1.03

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the three months ended September 30, 2018 compared with the prior-year period were due primarily to shares repurchased by Altria under its share repurchase programs.

Change in Tax Rate: The change in tax rate was driven primarily by the Tax Reform Act (as defined below), which reduced the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2018 Forecasted Results: In October 2018, Altria raised the lower end of its guidance and now expects its 2018 full-year adjusted diluted EPS growth rate to be in the range of 16.5% to 19% over its 2017 full-year adjusted diluted EPS base of

$3.39. This forecasted growth rate excludes the 2018 forecasted income and expense items in the second table below. Altria’s 2018 guidance reflects investments in focus areas for long-term growth, including innovative product development and launches, regulatory science, brand equity, retail fixtures and future retail concepts. Altria expects its 2018 full-year adjusted effective tax rate will be in a range of approximately 23% to 24%.

Reconciliation of 2017 Reported Diluted EPS to 2017 Adjusted Diluted EPS
2017
2017 Reported diluted EPS	$5.31
Asset impairment, exit, implementation and acquisition-related costs	0.03
Tobacco and health litigation items	0.03
AB InBev special items	0.05
Gain on AB InBev/SABMiller business combination	(0.15)
Settlement charge for lump sum pension payments	0.03
Tax items	(1.91)
2017 Adjusted diluted EPS	$3.39

Altria’s full-year adjusted diluted EPS guidance and full-year forecast for its adjusted effective tax rate exclude the impact of certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, gain/loss on AB InBev/SABMiller plc (“SABMiller”) business combination, AB InBev special items, certain tax items, charges associated with tobacco and health litigation items, and resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 10. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 10”)).

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

Expense (Income), Net Excluded from 2018 Forecasted Adjusted Diluted EPS
2018
NPM Adjustment Items	$(0.06)
Tobacco and health litigation items	0.05
AB InBev special items	(0.06)
Loss on AB InBev/SABMiller business combination	0.01
Tax items	0.08
$0.02

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
Discussion and Analysis
Critical Accounting Policies and Estimates
Altria’s Critical Accounting Policies and Estimates are discussed in Altria’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). Except as noted below, there have been no material changes to these accounting policies and estimates:

▪
Investment in AB InBev: Altria reviews its investment in AB InBev for impairment by comparing the fair value of its investment to its carrying value. If the carrying value of Altria’s investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and impairment is recognized in the period identified. The factors used to make this determination include the duration and magnitude of the fair value decline, AB InBev’s financial condition and near-term prospects, and Altria’s intent and ability to hold its investment in AB InBev until recovery.

The fair value of Altria’s equity investment in AB InBev at September 30, 2018 and December 31, 2017 was $17.2 billion and $22.1 billion, respectively, compared with its carrying value of $17.8 billion and $18.0 billion, respectively. The fair value of Altria’s equity investment has continued to decline after September 30, 2018. On October 25, 2018, AB InBev announced a 50% rebase in the dividends it pays to its shareholders, which will result in a reduction of cash dividends AB InBev shareholders receive. The fair value of Altria’s equity investment at October 25, 2018 was approximately $14.5 billion. Altria concluded that the decline in fair value of its investment in AB InBev below its carrying value is temporary and, therefore, no impairment was recorded. This conclusion is based on: (i) the fair value of Altria’s equity investment in AB InBev having historically exceeded its carrying value since October 2016, when Altria obtained its ownership interest in AB InBev, (ii) the period of time that AB InBev shares have traded below Altria’s carrying value (began in September 2018) and the magnitude by which the carrying value of Altria’s investment in AB InBev exceeds its fair value, (iii) AB InBev’s global platform (world’s largest brewer by volume and one of the world’s top five consumer products companies by revenue) with strong market positions in key markets, geographic diversification, experienced management team, financial condition, expected earnings and history of performance, and (iv) Altria’s ownership of restricted shares being subject to a five-year lock-up (subject to limited exceptions) ending October 10, 2021, which Altria believes provides sufficient time to allow for an anticipated recovery in the fair value of its investment in AB InBev.
If Altria were to conclude that the decline in fair value is other than temporary, Altria would determine and recognize, in the period identified, the impairment of its investment in AB InBev, which could result in a material adverse effect on Altria’s consolidated financial position or earnings.
For further discussion, see Note 3. Investment in AB InBev to the condensed consolidated financial statements in Item 1.

Consolidated Operating Results

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net revenues:
Smokeable products	$16,995	$17,355	$6,035	$5,975
Smokeless products	1,690	1,580	586	550
Wine	489	471	181	181
All other	76	69	35	23
Net revenues	$19,250	$19,475	$6,837	$6,729

Excise taxes on products:
Smokeable products	$4,294	$4,581	$1,505	$1,565
Smokeless products	100	99	34	35
Wine	15	15	6	6
Excise taxes on products	$4,409	$4,695	$1,545	$1,606

Operating income:
Operating companies income (loss):
Smokeable products	$6,516	$6,536	$2,277	$2,276
Smokeless products	1,085	941	370	348
Wine	73	82	29	36
All other	(121)	(31)	(38)	(10)
Amortization of intangibles	(30)	(15)	(20)	(5)
General corporate expenses	(152)	(157)	(61)	(56)
Operating income	$7,371	$7,356	$2,557	$2,589

As discussed further in Note 7. Segment Reporting to the condensed consolidated financial statements in Item 1 (“Note 7”), the CODM reviews operating companies income to evaluate the performance of, and allocate resources to, the segments. Operating companies income for the segments is defined as operating income before general corporate expenses and amortization of intangibles. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

The following events that occurred during the nine and three months ended September 30, 2018 and 2017 affected the comparability of statement of earnings amounts:

▪
NPM Adjustment Items: For a discussion of NPM Adjustment Items and a breakdown of these items by segment, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 10 and NPM Adjustment Items in Note 7, respectively.

▪	Tobacco and Health Litigation Items: For a discussion of tobacco and health litigation items and a breakdown of these costs by segment, see Note 10 and Note 7, respectively.

▪	Smokeless Products Recall: For a discussion of U.S. Smokeless Tobacco Company LLC’s (“USSTC”) 2017 voluntary product recall, see Note 7.

▪
Asset Impairment, Exit and Implementation Costs: In October 2016, Altria announced the consolidation of certain of its operating companies’ manufacturing facilities to streamline operations and achieve greater efficiencies. The consolidation was completed in the first quarter of 2018 and is expected to deliver approximately $50 million in annualized cost savings by the end of 2018. For a breakdown of asset impairment, exit and implementation costs by segment, see Note 7.

▪
Loss/Gain on AB InBev/SABMiller Business Combination: For the nine months ended September 30, 2018, Altria recorded a pre-tax loss of $33 million related to AB InBev’s divestitures of certain SABMiller assets and businesses in connection with obtaining necessary regulatory clearances for the 2016 AB InBev/SABMiller business combination (“AB InBev divestitures”). For the nine and three months ended September 30, 2017, Altria recorded a pre-tax gain of $445 million and $37 million, respectively, related to the AB InBev divestitures.

▪
AB InBev Special Items: Altria’s earnings from its equity investment in AB InBev for the nine months ended September 30, 2018 included net pre-tax income of $154 million, consisting primarily of Altria’s share of AB InBev’s estimated effect of the Tax Reform Act (as defined below), and gains related to AB InBev’s merger and acquisition activities, partially offset by Altria’s share of AB InBev’s mark-to-market losses on AB InBev’s derivative financial instruments used to hedge certain share commitments. Altria’s earnings from its equity investment in AB InBev for the three months ended September 30, 2018 included net pre-tax charges of $35 million, consisting primarily of Altria’s share of fees incurred by AB InBev for the early termination of debt, and restructuring charges.

Altria’s earnings from its equity investment in AB InBev for the nine and three months ended September 30, 2017 included net pre-tax charges of $109 million and $34 million, respectively, consisting primarily of Altria’s share of AB InBev’s mark-to-market losses on AB InBev’s derivative financial instruments used to hedge certain share commitments.

▪
Tax Items: On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). For further discussion, see Note 9. Income Taxes to the condensed consolidated financial statements in Item 1 (“Note 9”).

Tax items for the nine months ended September 30, 2018 of $152 million were due primarily to tax expense of $122 million resulting from a partial reversal of the tax basis benefit associated with the deemed repatriation tax and tax expense of $51 million for a valuation allowance on foreign tax credit carryforwards that are not realizable, partially offset by tax benefits of $22 million related to prior audit years. Tax items for the three months ended September 30, 2018 of $57 million were due to tax expense of $40 million resulting from a partial reversal of the tax basis benefit associated with the deemed repatriation tax and tax expense of $17 million for a valuation allowance on foreign tax credit carryforwards that are not realizable.

Tax items for the nine and three months ended September 30, 2017 of $321 million and $155 million, respectively, included tax benefits of $232 million for the release of a valuation allowance related to deferred income tax assets for foreign tax credit carryforwards and for the reversal of tax accruals no longer required of $36 million, partially offset by tax expense of $114 million for tax reserves related to the calculation of certain foreign tax credits. In addition, tax items for the nine months ended September 30, 2017 included tax benefits of $152 million related primarily to the effective settlement in June 2017 of the Internal Revenue Service audit of Altria and its consolidated subsidiaries’ 2010-2013 tax years (“IRS 2010-2013 Audit”).

Consolidated Results of Operations for the Nine Months Ended September 30, 2018 versus the Nine Months Ended September 30, 2017

Net revenues, which include excise taxes billed to customers, decreased $225 million (1.2%), due primarily to lower net revenues in the smokeable products segment, partially offset by higher net revenues in the smokeless products segment.

Cost of sales decreased $210 million (3.7%), due primarily to lower shipment volume in the smokeable products segment and higher NPM Adjustment Items, partially offset by higher costs in the smokeable products segment.

Excise taxes on products decreased $286 million (6.1%), due to lower smokeable products shipment volume.

Marketing, administration and research costs increased $278 million (16.5%), due primarily to higher costs in the smokeable products segment (which included higher tobacco and health litigation items) and higher investment spending in the innovative tobacco products businesses.

Operating income increased $15 million (0.2%), due primarily to higher operating results from the smokeless products segment, partially offset by higher investment spending in the innovative tobacco products businesses and lower operating results from the smokeable products segment.

Earnings from Altria’s equity investment in AB InBev, which increased $427 million, were positively impacted by AB InBev special items.

Altria’s income tax rate decreased 6.1 percentage points to 25.1%, due primarily to a reduction in tax expense from the decrease in the U.S. federal statutory corporate income tax rate as a result of the Tax Reform Act, and the tax items discussed above. For further discussion, see Note 9.

Net earnings attributable to Altria of $5,713 million increased $457 million (8.7%), due primarily to a lower income tax rate and higher earnings from Altria’s equity investment in AB InBev, partially offset by a 2017 gain on AB InBev/SABMiller business combination. Diluted and basic EPS attributable to Altria of $3.02, each increased by 11.0%, due to higher net earnings attributable to Altria and fewer shares outstanding.

Consolidated Results of Operations for the Three Months Ended September 30, 2018 versus the Three Months Ended September 30, 2017

Net revenues, which include excise taxes billed to customers, increased $108 million (1.6%), due primarily to higher net revenues in the smokeable and smokeless products segments.

Cost of sales increased $85 million (4.4%), due primarily to higher costs in the smokeable products segment, partially offset by lower shipment volume in the smokeable products segment.

Excise taxes on products decreased $61 million (3.8%), due to lower smokeable products shipment volume.

Marketing, administration and research costs increased $126 million (22.0%), due primarily to higher costs in the smokeable products segment and higher investment spending in the innovative tobacco products businesses.

Operating income decreased $32 million (1.2%), due primarily to higher investment spending in the innovative tobacco products businesses.

Altria’s income tax rate decreased 3.9 percentage points to 25.5%, due primarily to a reduction in tax expense from the decrease in the U.S. federal statutory corporate income tax rate as a result of the Tax Reform Act, and the tax items discussed above. For further discussion, see Note 9.

Net earnings attributable to Altria of $1,943 million increased $77 million (4.1%), due primarily to a lower income tax rate, partially offset by a 2017 gain on AB InBev/SABMiller business combination. Diluted and basic EPS attributable to Altria of $1.03, each increased by 6.2%, due to higher net earnings attributable to Altria and fewer shares outstanding.

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

In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria’s tobacco subsidiaries. Our tobacco subsidiaries believe that a significant number of adult tobacco consumers switch between tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products and oral tobacco-derived nicotine products. The e-vapor category grew rapidly from 2012 through early 2015 off a small base, but then slowed. The growth trend resumed in 2017. Growth of the e-vapor category and other innovative tobacco products has negatively impacted consumption levels and sales volume of other tobacco product categories. Altria and its tobacco subsidiaries believe the innovative tobacco product categories will continue to be dynamic as adult tobacco consumers explore a variety of tobacco product options and as the regulatory environment for these innovative tobacco products evolves.

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

We have provided additional detail on the following topics below:

▪	FSPTCA and FDA Regulation;

▪	Excise Taxes;

▪	International Treaty on Tobacco Control;

▪	State Settlement Agreements;

▪	Other Federal, State and Local Regulation and Activity;

▪	Illicit Trade in Tobacco Products;

▪	Price, Availability and Quality of Tobacco, Other Raw Materials and Component Parts; and

▪	Timing of Sales.

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

In September 2018, the FDA announced that, while it continues to be committed to the approach outlined in the July 2017 Comprehensive Plan, it is taking a number of steps to address underage use of e-vapor products, including (i) re-examining the FDA’s compliance policy that extended the dates for manufacturers of certain e-vapor products to submit applications for pre-market authorization and (ii) issuing letters to the manufacturers of certain e-vapor products, including Nu Mark LLC (“Nu Mark”), requiring them to submit to the FDA plans for addressing youth access and use of e-vapor products. See FDA Regulatory Actions - Underage Access and Use of E-vapor Products below for steps Altria and Nu Mark are taking in response to this request from the FDA.

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

Subject to certain limitations arising from legal challenges, the Final Tobacco Marketing Rule took effect in June 2010 for cigarettes and smokeless tobacco products and in August 2016 for covered tobacco products. At the time of the re-promulgation of the Final Tobacco Marketing Rule, the FDA also issued an ANPRM regarding the so-called “1000 foot rule,” which would establish restrictions on the placement of outdoor tobacco advertising in relation to schools and playgrounds. Philip Morris USA Inc. (“PM USA”) and USSTC submitted comments on this ANPRM.

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

Substantial Equivalence and Other New Product Processes/Pathways

In general, in order to continue marketing provisional products, manufacturers of such products were required to send to the FDA a report demonstrating substantial equivalence by March 22, 2011 for the FDA to determine if such tobacco products are “substantially equivalent” to products commercially available as of February 15, 2007.  Nearly all cigarette and smokeless tobacco products currently marketed by PM USA and USSTC are provisional products, as are some of the products currently marketed by Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”). Our subsidiaries submitted timely substantial equivalence reports for these provisional products and can continue marketing these products unless the FDA makes a determination that a specific provisional product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products from the marketplace. In April 2018, the FDA announced that it will not review a certain subset of provisional product substantial equivalence reports and that those products can generally continue to be legally marketed without further FDA review. PM USA and USSTC have provisional products included in this subset of products, but also have provisional products that will continue to be subject to the substantial equivalence review process as discussed below. In addition, PM USA and USSTC submitted substantial equivalence reports on products proposed to be marketed after March 22, 2011 (“non-provisional” products). While our cigarette and smokeless tobacco subsidiaries believe all of their current products meet the statutory requirements of the FSPTCA, they cannot predict whether, when or how the FDA ultimately will apply its guidance to their various respective substantial equivalence reports or seek to enforce the law and regulations consistent with its guidance.

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

In order to continue marketing Other Tobacco Products modified or introduced into the market for the first time between February 15, 2007 and August 8, 2016, manufacturers originally were required to send to the FDA a report demonstrating substantial equivalence by May 8, 2018 or a new tobacco product application by November 8, 2018. In August 2017, the FDA extended the filing deadlines for combustible Other Tobacco Products, such as cigars and pipe tobacco, to August 8, 2021, and for non-combustible Other Tobacco Products, such as e-vapor and oral nicotine products, to August 8, 2022. The FDA also announced that it will permit manufacturers to continue to market such Other Tobacco Products until the FDA renders a decision on the applicable substantial equivalence report or new tobacco product application. However, as discussed below under Underage Access and Use of E-vapor Products, in September 2018, the FDA announced that it is re-examining these timelines for certain e-vapor products.

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

Manufacturers intending to first introduce new and modified cigarette, cigarette tobacco and smokeless tobacco products into the market after March 22, 2011 or intending to first introduce new and modified Other Tobacco Products into the market after August 8, 2016, must, before introducing the products into the market, submit substantial equivalence reports to the FDA and obtain “substantial equivalence orders” from the FDA or submit new tobacco product applications to the FDA and obtain “new tobacco product marketing orders” from the FDA.

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

Deeming Regulations

As discussed above under FSPTCA and FDA Regulation - The Regulatory Framework, in May 2016, the FDA issued final regulations for all Other Tobacco Products, imposing the FSPTCA regulatory framework on the tobacco products manufactured, marketed and sold by John Middleton Co. (“Middleton”), Nu Mark and Nat Sherman. At the same time the FDA issued its final deeming regulations, it also amended the Final Tobacco Marketing Rule as described above in FSPTCA and FDA Regulation - Final Tobacco Marketing Rule. Under the new regulations, for Other Tobacco Products modified or introduced into the market for the first time between February 15, 2007 and August 8, 2016, manufacturers must demonstrate substantial equivalence to a product on the market as of February 15, 2007 or obtain a “new tobacco marketing order” by certain specified dates to continue marketing those products. For further details, see FSPTCA and FDA Regulation - FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways above.

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

Underage Access and Use of E-vapor Products

The FDA announced in September 2018 that it is using its regulatory authority to address underage access and use of e-vapor products. As part of this effort, the FDA issued letters to manufacturers of certain e-vapor products, including Nu Mark, requiring them to (1) discuss with the FDA the steps each manufacturer intends to take to address youth access and use of its e-vapor products and (2) within 60 days provide a detailed written plan to address underage access and use. Upon review of the information provided by manufacturers, if the FDA determines that it should enforce the pre-market authorization requirements against certain e-vapor products, manufacturers of such products would be required to remove the products from the market until they receive pre-market authorization. In addition, the FDA has taken enforcement action against more than 1,300 retailers who sold e-vapor products to minors and has launched an education campaign to inform youth about the health risks of e-vapor products.

Nu Mark’s e-vapor products include two primary product types - “cig-a-like” products and “pod-based products.” In October 2018, Altria responded to the FDA’s request for a written plan setting forth the actions it will take to address underage access. The plan includes:

▪	removing from the market Nu Mark’s “pod-based” e-vapor products until such products receive pre-market authorization from the FDA or the youth issue is otherwise addressed;

▪
discontinuing the sale of Nu Mark’s “cig-a-like” e-vapor products with flavor variants other than tobacco, menthol and mint until such other flavor variants receive pre-market authorization from the FDA or the youth issue is otherwise addressed; and

▪	supporting federal legislation to establish 21 as the minimum age to purchase any tobacco product.
Altria does not expect these actions to have a material adverse effect on its consolidated results of operations, cash flows or financial position.

Potential Product Standards

▪	Nicotine and Flavors: Pursuant to the July 2017 Comprehensive Plan, in March 2018 the FDA issued an ANPRM on the following matters:

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

Altria’s tobacco subsidiaries submitted public comments in response to the ANPRM regarding flavors in tobacco products in July 2018. This ANPRM process may ultimately lead to the FDA’s development of product standards for characterizing flavors in all tobacco products, including menthol in cigarettes. If such regulations were to become final and upheld in the courts, it could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries. As discussed above under Underage Access and Use of E-vapor Products, the FDA announced in September 2018 that it is considering removal of certain flavored e-vapor products from the market because of concerns with use of those products by underage youth. Pursuant to the plan that Nu Mark submitted to the FDA in October 2018, Nu Mark is discontinuing the sale of its e-vapor products with flavor variants other than tobacco, menthol and mint until such other flavor variants receive pre-market authorization from the FDA or the youth issue is otherwise addressed.

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

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. By way of example, in 2009, the federal excise tax (“FET”) on cigarettes increased from $0.39 per pack to approximately $1.01 per pack; in 2010, the New York state excise tax increased by $1.60 to $4.35 per pack; in October 2014, Philadelphia, Pennsylvania enacted a $2.00 per pack local cigarette excise tax; and in November 2016, California passed a ballot measure to increase its cigarette excise tax by $2.00 per pack and its smokeless tobacco ad valorem excise tax from 27.30% to 65.08%, which went into effect on April 1, 2017 and July 1, 2017, respectively. Between the end of 1998 and October 22, 2018, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.79 per pack. As of October 22, 2018, Kentucky, Oklahoma and Washington D.C. have enacted cigarette excise tax increases during 2018. There are also proposed ballot initiatives to increase excise taxes in Montana and South Dakota, which have qualified for the November 2018 ballots, and include a $2.00 per pack and $1.00 per pack cigarette excise tax increase, respectively.

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

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of October 22, 2018, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of October 22, 2018, 180 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain; and restrict smoking in public places.

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

State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products

An increasing number of states and localities have proposed legislation to increase the minimum age to purchase tobacco products above the current federal minimum age of 18. The following states have enacted such legislation: California (21), Hawaii (21), Alabama (19), Alaska (19), New Jersey (21), Utah (19), Oregon (21), Maine (21) and Massachusetts (21).  Many localities (including New York City (21) and Chicago (21)) have taken similar actions. As of October 22, 2018, minimum age legislation has been enacted in one state (Massachusetts) in 2018. As discussed above under Underage Access and Use of E-vapor Products, Altria announced its support for federal legislation to establish 21 as the minimum age to purchase any tobacco product.

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

With respect to tobacco, as with other agriculture commodities, the price of tobacco leaf can be influenced by economic conditions and imbalances in supply and demand, and crop quality and availability can be influenced by variations in weather patterns, including those caused by climate change. Tobacco production in certain countries is subject to a variety of controls, including government mandated prices and production control programs.  Changes in the patterns of demand for agricultural products and the cost of tobacco production could impact tobacco leaf prices and tobacco supply. Certain types of tobacco are only available in limited geographies, including geographies experiencing political instability, and loss of their availability could impair our subsidiaries’ ability to continue marketing existing products or impact adult tobacco consumer product acceptability.

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

Operating Results

The following discussion compares operating results for the smokeable and smokeless products segments for the nine and three months ended September 30, 2018, with the nine and three months ended September 30, 2017.

	For the Nine Months Ended September 30,
	Net Revenues		Operating Companies Income
	2018	2017	2018	2017
	(in millions)
Smokeable products	$16,995	$17,355	$6,516	$6,536
Smokeless products	1,690	1,580	1,085	941
Total smokeable and smokeless products	$18,685	$18,935	$7,601	$7,477

	For the Three Months Ended September 30,
	Net Revenues		Operating Companies Income
	2018	2017	2018	2017
	(in millions)
Smokeable products	$6,035	$5,975	$2,277	$2,276
Smokeless products	586	550	370	348
Total smokeable and smokeless products	$6,621	$6,525	$2,647	$2,624

Smokeable products segment

The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(sticks in millions)
Cigarettes:
Marlboro	72,793	77,307	(5.8)%	25,611	26,455	(3.2)%
Other premium	4,286	4,567	(6.2)%	1,473	1,567	(6.0)%
Discount	7,407	8,250	(10.2)%	2,614	2,806	(6.8)%
Total cigarettes	84,486	90,124	(6.3)%	29,698	30,828	(3.7)%
Cigars:
Black & Mild	1,197	1,146	4.5%	408	381	7.1%
Other	9	12	(25.0)%	3	4	(25.0)%
Total cigars	1,206	1,158	4.1%	411	385	6.8%
Total smokeable products	85,692	91,282	(6.1)%	30,109	31,213	(3.5)%

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

The following table summarizes cigarettes retail share performance:

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2018	2017	Percentage Point Change	2018	2017	Percentage Point Change
Cigarettes:
Marlboro	43.2%	43.5%	(0.3)	43.1%	43.2%	(0.1)
Other premium	2.6	2.7	(0.1)	2.6	2.7	(0.1)
Discount	4.4	4.6	(0.2)	4.4	4.7	(0.3)
Total cigarettes	50.2%	50.8%	(0.6)	50.1%	50.6%	(0.5)

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

For a discussion of factors that impact volume and retail share performance, see Tobacco Space - Business Environment above.

PM USA and Middleton executed the following pricing and promotional allowance actions during 2018 and 2017:

▪
Effective September 23, 2018, PM USA increased the list price on Marlboro and L&M by $0.10 per pack and Parliament and Virginia Slims by $0.15 per pack. In addition, PM USA increased the list price on all of its other cigarette brands by $0.50 per pack.

▪	Effective May 6, 2018, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.11 per five-pack.

▪	Effective March 25, 2018, PM USA increased the list price on all of its cigarette brands by $0.09 per pack.

▪	Effective September 24, 2017, PM USA increased the list price on all of its cigarette brands by $0.10 per pack.

▪	Effective May 21, 2017, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.10 per five-pack.

▪	Effective March 19, 2017, PM USA increased the list price on Parliament by $0.12 per pack. In addition, PM USA increased the list price on all of its other cigarette brands by $0.08 per pack.

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2018 decreased $360 million (2.1%), due primarily to lower shipment volume ($1,188 million), partially offset by higher pricing ($829 million), which includes lower promotional investments. Operating companies income for the nine months ended September 30, 2018 was essentially unchanged as lower shipment volume ($642 million), higher costs ($231 million, which includes investments in strategic initiatives and higher tobacco and health litigation items) and higher per unit settlement charges, were offset by higher pricing ($819 million), which includes lower promotional investments, and higher NPM Adjustment Items ($140 million).

Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2018 increased $60 million (1.0%), due primarily to higher pricing ($272 million), partially offset by lower shipment volume ($221 million). Operating companies income for the three months ended September 30, 2018 was essentially unchanged as higher per unit settlement charges, lower shipment volume ($105 million) and higher costs ($74 million, which includes investments in strategic initiatives), were offset by higher pricing ($268 million).

The smokeable products segment’s reported domestic cigarettes shipment volume for the nine months ended September 30, 2018 decreased 6.3%, driven primarily by the industry’s rate of decline, retail share losses and trade inventory movements. When adjusted for trade inventory movements, the smokeable products segment’s domestic cigarettes shipment volume for the nine months ended September 30, 2018 decreased an estimated 5.5%. Total domestic cigarette industry volumes for the nine months ended September 30, 2018 declined by an estimated 4.5%.

The smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended September 30, 2018 decreased 3.7%, driven primarily by the industry’s rate of decline and retail share losses, partially offset by trade inventory movements. When adjusted for trade inventory movements, the smokeable products segment’s domestic cigarettes shipment volume for the three months ended September 30, 2018 decreased an estimated 5%. Total domestic cigarette industry volumes for the three months ended September 30, 2018 declined by an estimated 4.5%.

Shipments of premium cigarettes accounted for 91.2% of smokeable products’ reported domestic cigarettes shipment volume for both the nine and three months ended September 30, 2018, versus 90.8% and 90.9% for the nine and three months ended September 30, 2017, respectively.

For the nine months ended September 30, 2018, Marlboro’s retail share declined 0.3 share points to 43.2%, driven in part by continued effects from the April 2017 California state excise tax increase.

For the three months ended September 30, 2018, Marlboro’s retail share was unchanged from the fourth quarter of 2017.

Smokeless products segment

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(cans and packs in millions)
Copenhagen	398.2	396.1	0.5%	135.7	134.1	1.2%
Skoal	174.5	183.0	(4.6)%	59.7	61.6	(3.1)%
Copenhagen and Skoal	572.7	579.1	(1.1)%	195.4	195.7	(0.2)%
Other	52.1	50.3	3.6%	18.0	16.9	6.5%
Total smokeless products	624.8	629.4	(0.7)%	213.4	212.6	0.4%

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

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2018	2017	Percentage Point Change	2018	2017	Percentage Point Change
Copenhagen	34.3%	33.9%	0.4	34.4%	34.1%	0.3
Skoal	16.3	16.9	(0.6)	16.3	16.6	(0.3)
Copenhagen and Skoal	50.6	50.8	(0.2)	50.7	50.7	—
Other	3.4	3.2	0.2	3.4	3.3	0.1
Total smokeless products	54.0%	54.0%	—	54.1%	54.0%	0.1

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

For a discussion of factors that impact volume and retail share performance, see Tobacco Space - Business Environment above.

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

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2018 increased $110 million (7.0%), due primarily to higher pricing. Operating companies income for the nine months ended September 30, 2018 increased $144 million (15.3%), due primarily to higher pricing ($97 million) and lower costs in connection with the facilities consolidation ($43 million).

Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2018 increased $36 million (6.5%), due primarily to higher pricing. Operating companies income for the three months ended September 30, 2018 increased $22 million (6.3%), due primarily to higher pricing ($35 million), partially offset by higher costs.

USSTC’s reported domestic shipment volume declined 0.7% for the nine months ended September 30, 2018, driven primarily by the industry’s rate of decline.

The smokeless products category volume declined an estimated 1% over the six months ended September 30, 2018.

Wine segment

Business Environment

Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”) is a leading producer of Washington state wines, primarily Chateau Ste. Michelle, Columbia Crest and 14 Hands, and owns wineries in or distributes wines from several other domestic and foreign wine regions. Ste. Michelle holds an 85% ownership interest in Michelle-Antinori, LLC, which owns Stag’s Leap Wine Cellars in Napa Valley. Ste. Michelle also owns Conn Creek in Napa Valley, Patz & Hall in Sonoma and Erath in Oregon. In addition, Ste. Michelle imports and markets Antinori, Torres and Villa Maria Estate wines and Champagne Nicolas Feuillatte in the United States. Key elements of Ste. Michelle’s strategy are expanded domestic distribution of its wines, especially in certain account categories such as restaurants, wholesale clubs, supermarkets, wine shops and mass merchandisers, and a focus on improving product mix to higher-priced, premium products.

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

Operating Results
The following discussion compares wine segment results for the nine and three months ended September 30, 2018, with the nine and three months ended September 30, 2017.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net revenues	$489	$471	$181	$181
Operating companies income	$73	$82	$29	$36

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2018 increased $18 million (3.8%), due primarily to higher shipment volume and favorable premium mix. Operating companies income for the nine months ended September 30, 2018 decreased $9 million (11.0%), due primarily to higher selling, general and administrative expenses (including one-time employee bonuses), partially offset by favorable premium mix and higher shipment volume.

Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2018 were unchanged, as favorable premium mix and higher pricing were offset by lower shipment volume. Operating companies income for the three months ended September 30, 2018 decreased $7 million (19.4%), due primarily to higher selling, general and administrative expenses and lower shipment volume, partially offset by favorable premium mix.

For the nine and three months ended September 30, 2018, Ste. Michelle’s reported wine shipment volume of 5,867 and 2,169 thousand cases, increased 2.4% and decreased 3.5%, respectively.

Financial Review

Net Cash Provided by Operating Activities

During the first nine months of 2018, net cash provided by operating activities was $6,566 million compared with $4,144 million during the first nine months of 2017. This increase was due primarily to lower payments of settlement charges and income taxes in 2018.
Altria had a working capital deficit at September 30, 2018 and December 31, 2017. Altria’s management believes that Altria has the ability to fund these working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program as discussed in the Debt and Liquidity section below.

Net Cash Used In Investing Activities

During the first nine months of 2018, net cash used in investing activities was $137 million compared with $202 million during the first nine months of 2017. This decrease was due primarily to the acquisition of a business in 2017 and proceeds from asset sales in the financial services business in 2017.

Cash Used in Financing Activities

During the first nine months of 2018, cash used in financing activities was $5,251 million compared with $5,950 million during the first nine months of 2017. This decrease was due primarily to lower repurchases of common stock during the first nine months of 2018, partially offset by higher dividends paid during the first nine months of 2018.

Debt and Liquidity

Credit Ratings - Altria’s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under Altria’s credit agreement is discussed in Note 8. Debt to the condensed consolidated financial statements in Item 1 (“Note 8”). See the discussion below regarding the potential adverse impact of certain events on Altria’s credit ratings in Cautionary Factors That May Affect Future Results.

At September 30, 2018, the credit ratings and outlook for Altria’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	A3	Stable
Standard & Poor’s Ratings Services (“Standard & Poor’s”)	A-1	A-	Stable
Fitch Ratings Ltd.	F2	A-	Stable

Credit Lines - From time to time, Altria has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At September 30, 2018 and 2017, and at December 31, 2017, Altria had no short-term borrowings.

On August 1, 2018, Altria entered into a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for borrowings up to an aggregate principal amount of $3.0 billion. The Credit Agreement expires on August 1, 2023 and includes an option, subject to certain conditions, for Altria to extend the Credit Agreement for two additional one-year periods. The Credit Agreement replaced Altria’s prior $3.0 billion senior unsecured 5-year revolving credit agreement, which was to expire on August 19, 2020 and was terminated effective August 1, 2018. At September 30, 2018, credit available to Altria under the Credit Agreement was $3.0 billion. For further discussion, including Credit Agreement pricing and covenants, see Note 8.

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

Investment in AB InBev - On October 25, 2018, AB InBev announced a 50% rebase in the dividends it pays to its shareholders, which will result in a reduction of cash dividends Altria receives from AB InBev. Altria does not expect the reduction to have a material impact on its consolidated financial position, liquidity or earnings. See Cautionary Factors That May Affect Future Results for a discussion of risks associated with the dividends paid by AB InBev on shares owned by Altria.

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

Long-term Debt - At September 30, 2018 and December 31, 2017, Altria’s total debt was $13.9 billion.

Guarantees and Other Similar Matters - As discussed in Note 10, Altria and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at September 30, 2018. From time to time, subsidiaries of Altria also issue lines of credit to affiliated entities. In addition, as discussed in Note 11, PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity.

Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 10, PM USA and Nat Sherman have entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, PM USA, Middleton, Nat Sherman and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Altria’s subsidiaries recorded approximately $3.4 billion and $3.6 billion of charges to cost of sales for the nine months ended September 30, 2018 and 2017, respectively, and approximately $1.3 billion and $1.2 billion of charges to cost of sales for the three months ended September 30, 2018 and 2017, respectively, in connection with the State Settlement Agreements and FDA user fees. For further discussion of the resolutions of certain disputes with states and territories related to the NPM Adjustment provision under the MSA, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 10.

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

Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of September 30, 2018, PM USA has posted appeal bonds totaling approximately $99 million, which have been collateralized with cash deposits. These cash deposits are included in assets on the condensed consolidated balance sheet.

Although litigation is subject to uncertainty and an adverse outcome or settlement of litigation could have a material adverse effect on the financial position, cash flows or results of operations of PM USA, UST LLC (“UST”) or Altria in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 10 and in Cautionary Factors That May Affect Future Results, management expects cash flow from operations, together with Altria’s access to capital markets, to provide sufficient liquidity to meet ongoing business needs.

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

During the nine months ended September 30, 2018, 0.8 million shares of restricted stock units and performance stock units vested. The total fair value of restricted stock units and performance stock units that vested during the nine months ended September 30, 2018 was $57 million. The weighted-average grant date fair value per share of these awards was $55.38.

Dividends paid during the first nine months of 2018 and 2017 were $3,909 million and $3,544 million, respectively, an increase of 10.3%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria under its share repurchase programs.

During the first quarter of 2018, Altria’s Board of Directors (the “Board of Directors”) approved a 6.1% increase in the quarterly dividend rate to $0.70 per share of Altria common stock versus the previous rate of $0.66 per share. During the third quarter of 2018, the Board of Directors approved an additional 14.3% increase in the quarterly dividend rate to $0.80 per share of Altria common stock, resulting in an overall quarterly dividend rate increase of 21.2% since the beginning of 2018. Altria expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $3.20 per share. Future dividend payments remain subject to the discretion of the Board of Directors.

For a discussion of Altria’s share repurchase programs, see Note 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our ______________________________________________________________________________________________________
1 This section uses the terms “we,” “our” and “us” when it is not necessary to distinguish among Altria and its various operating subsidiaries or when any distinction is clear from the context.

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

Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria and its subsidiaries, including PM USA and UST and its subsidiaries, as well as their respective indemnitees. Various types of claims may be raised in these proceedings, including product liability, consumer protection, antitrust, tax, contraband-related claims, patent infringement, employment matters, claims for contribution and claims of competitors, shareholders and distributors.

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

Each of Altria’s tobacco subsidiaries operates in highly competitive tobacco categories. This competition also exists across categories as adult tobacco consumer preferences evolve. Significant methods of competition include product quality, taste, price, product innovation, marketing, packaging, distribution and promotional activities.  A highly competitive environment could negatively impact the profitability, market share and shipment volume of our tobacco subsidiaries, which could have an adverse effect on the consolidated results of operations or cash flows of Altria. See Tobacco Space - Business Environment - Summary above for additional discussion concerning evolving adult tobacco consumer preferences, including e-vapor products. Growth of the e-vapor product category and other innovative tobacco products has further contributed to reductions in cigarette consumption levels and cigarette industry sales volume and has adversely affected the growth rates of other tobacco products. Continued growth in these categories may have a material adverse impact on the business, results of operations, cash flows or financial position of PM USA and USSTC.

PM USA also faces competition from lowest priced brands sold by certain United States and foreign manufacturers that have cost advantages because they are not parties to settlements of certain tobacco litigation in the United States. These settlements, among other factors, resulted in substantial cigarette price increases. These manufacturers may fail to comply with related state escrow legislation or may avoid escrow deposit obligations on the majority of their sales by concentrating on certain states where escrow deposits are not required or are required on fewer than all such manufacturers’ cigarettes sold in such states. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes, and imports of foreign lowest priced brands. USSTC faces significant competition in the smokeless tobacco category and has experienced consumer down-trading to lower-priced brands. In the cigar category, additional competition has resulted from increased imports of machine-made large cigars manufactured offshore.

Altria and its subsidiaries may be unsuccessful in anticipating changes in adult consumer preferences, responding to changes in consumer purchase behavior or managing through difficult competitive and economic conditions, which could have an adverse effect on the consolidated results of operations and cash flows of Altria or the business of Altria’s tobacco subsidiaries.

Each of our tobacco and wine subsidiaries is subject to intense competition and changes in adult consumer preferences. To be successful, they must continue to:

▪	promote brand equity successfully;

▪	anticipate and respond to new and evolving adult consumer preferences;

▪	develop, manufacture, market and distribute new and innovative products that appeal to adult consumers (including, where appropriate, through arrangements with, or investments in, third parties);

▪	improve productivity; and

▪	protect or enhance margins through cost savings and price increases.

See Tobacco Space - Business Environment - Summary above and the immediately preceding risk factor for additional discussion concerning evolving adult tobacco consumer preferences, specifically the growth of e-vapor and other innovative tobacco products and the effects on our tobacco operating companies.

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

Our financial services business (conducted through Philip Morris Capital Corporation (“PMCC”)) holds investments in finance leases, principally in transportation (including aircraft), power generation, real estate and manufacturing equipment. Its lessees are subject to significant competition and uncertain economic conditions. If parties to PMCC’s leases fail to manage through difficult economic and competitive conditions, PMCC may have to increase its allowance for losses, which would adversely affect our earnings.

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

If our tobacco subsidiaries do not succeed in their efforts to develop and commercialize innovative tobacco products or to obtain regulatory approval for the marketing or sale of products with claims of reduced risk, but one or more of their competitors do succeed, our tobacco subsidiaries may be at a competitive disadvantage, which could have an adverse effect on their financial performance.

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

In addition to a recall required by the FDA, as referenced above, our subsidiaries could decide, or other laws or regulations could require them, to recall products due to the failure to meet quality standards or specifications, suspected or confirmed and deliberate or unintentional product contamination, or other adulteration, product misbranding or product tampering. Product recalls could have a material adverse effect on the business, reputation, consolidated results of operations, cash flows or financial position of Altria and its subsidiaries.

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

A challenge to our tax positions could adversely affect our tax rate, earnings or cash flow.

Tax laws and regulations, such as the Tax Reform Act, are complex and subject to varying interpretations. A successful challenge to one or more of Altria’s tax positions could give rise to additional liabilities, including interest and potential penalties, as well as adversely affect our tax rate, earnings or cash flows.

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

Disruption and uncertainty in the credit and debt capital markets could adversely affect Altria’s access to these markets, earnings and dividend rate.

Access to the credit and debt capital markets is important for us to satisfy our liquidity and financing needs. Disruption and uncertainty in these markets and any resulting adverse impact on credit availability, pricing, credit terms or credit rating may negatively affect the amount of credit available to us and may also increase our costs and adversely affect our earnings or our dividend rate.

Altria may be required to write down intangible assets, including goodwill, due to impairment, which could have a material adverse effect on our results of operations or financial position.

We periodically calculate the fair value of our reporting units and intangible assets to test for impairment. This calculation may be affected by several factors, including general economic conditions, regulatory developments, changes in category growth rates as a result of changing adult consumer preferences, success of planned new product introductions, competitive activity and tobacco-related taxes. Certain events can also trigger an immediate review of intangible assets. If an impairment is determined to exist in either situation, we will incur impairment losses, which could have a material adverse effect on our results of operations or financial position.

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

Altria’s reported earnings from and carrying value of its equity investment in AB InBev and the dividends paid by AB InBev on shares owned by Altria may be adversely affected by various factors, including foreign currency exchange rates and AB InBev’s business results and stock price.

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

Dividends and earnings from and carrying value of our equity investment in AB InBev are also subject to the risks encountered by AB InBev in its business. For example, in October 2018, AB InBev announced a 50% rebase in the dividends it pays to its shareholders, which will result in a reduction of cash dividends Altria receives from AB InBev. As discussed in the Discussion and Analysis - Critical Accounting Policies and Estimates above, if the carrying value of our investment in AB InBev exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired, which would result in impairment losses and could have a material adverse effect on Altria’s consolidated financial position or earnings. We cannot provide any assurance that AB InBev will successfully execute its business plans and strategies. Earnings from and carrying value of our equity investment in AB InBev are also subject to fluctuations in AB InBev’s stock price, for example through mark-to-market losses on AB InBev’s derivative financial instruments used to hedge certain share commitments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Altria’s market risk during the nine months ended September 30, 2018. For additional information regarding quantitative and qualitative disclosures about market risk, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2017 Form 10-K.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 10 for a discussion of legal proceedings pending against Altria and its subsidiaries. See also Exhibits 99.1 and 99.2 to this Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2018, the Board of Directors authorized a $1.0 billion share repurchase program that it expanded to $2.0 billion in May 2018 (as expanded, the “January 2018 share repurchase program”), which Altria expects to complete by the end of the second quarter of 2019. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria’s share repurchase activity for each of the three months in the period ended September 30, 2018, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

July 1 - 31, 2018	2,186,222	$57.52	2,184,742	$942,393,026
August 1 - 31, 2018	2,223,984	$59.37	2,222,989	$810,426,495
September 1 - 30, 2018	1,789,074	$60.98	1,787,792	$701,410,643
For the Quarter Ended September 30, 2018	6,199,280	$59.18	6,195,523

(1)
The total number of shares purchased includes (a) shares purchased under the January 2018 share repurchase program (which totaled 2,184,742 shares in July, 2,222,989 shares in August and 1,787,792 shares in September) and (b) shares withheld by Altria in an amount equal to the statutory withholding taxes for holders who vested in stock-based awards (which totaled 1,480 shares in July, 995 shares in August and 1,282 shares in September).

Item 6. Exhibits.

4.1
5-Year Revolving Credit Agreement, dated as of August 1, 2018, among Altria, the lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A., as administrative agents. Incorporated by reference to Altria’s Current Report on Form 8-K filed on August 1, 2018 (File No. 1-08940).

10.1
Guarantee made by PM USA in favor of the lenders party to the 5-Year Revolving Credit Agreement, dated as of August 1, 2018, among Altria, the lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A., as administrative agents, dated as of August 1, 2018. Incorporated by reference to Altria’s Current Report on Form 8-K filed on August 1, 2018 (File No. 1-08940).

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
October 25, 2018