Form 10-K
period 2018-12-31
ALTRIA GROUP, INC.
filed 2019-02-26
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 1-08940
ALTRIA GROUP, INC.
(Exact name of registrant as specified in its charter)

Virginia	13-3260245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6601 West Broad Street, Richmond, Virginia	23230
(Address of principal executive offices)	(Zip Code)
804-274-2200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.33 1/3 par value	New York Stock Exchange
1.000% Notes due 2023	New York Stock Exchange
1.700% Notes due 2025	New York Stock Exchange
2.200% Notes due 2027	New York Stock Exchange
3.125% Notes due 2031	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☑ Yes ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company) Smaller operating company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No
As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $107 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at February 12, 2019
Common Stock, $0.33 1/3 par value	1,874,430,847 shares
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 16, 2019, to be filed with the Securities and Exchange Commission on or about April 4, 2019, are incorporated by reference into Part III hereof.

Part I
Item 1. Business.
General Development of Business
▪General: Altria Group, Inc. (“Altria”) is a holding company incorporated in the Commonwealth of Virginia in 1985. At December 31, 2018, Altria’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”), which are engaged in the manufacture and sale of super premium cigarettes and the sale of premium cigars; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria’s other operating companies included Philip Morris Capital Corporation (“PMCC”), which maintains a portfolio of finance assets, substantially all of which are leveraged leases, and Nu Mark LLC (“Nu Mark”), both of which are wholly-owned subsidiaries. In December 2018, Altria announced the decision to refocus its innovative product efforts, which included Nu Mark’s discontinuation of production and distribution of all e-vapor products. Prior to that time, Nu Mark was engaged in the manufacture and sale of innovative tobacco products. Other Altria wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria operating subsidiaries, and Altria Client Services LLC (“ALCS”), which provides various support services in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria and its subsidiaries.
Altria’s reportable segments are smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in an all other category due to the continued reduction of the lease portfolio of PMCC and the relative financial contribution of Altria’s innovative tobacco products businesses to Altria’s consolidated results. For further information, see Note 16. Segment Reporting to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K (“Item 8”).
At September 30, 2016, Altria had an approximate 27% ownership of SABMiller plc (“SABMiller”), which Altria accounted for under the equity method of accounting. In October 2016, Anheuser-Busch InBev SA/NV (“Legacy AB InBev”) completed its business combination with SABMiller, and Altria received cash and shares representing a 9.6% ownership in the combined company (the “AB InBev Transaction”). The newly formed Belgian company, which retained the name Anheuser-Busch InBev SA/NV (“AB InBev”), became the holding company for the combined businesses. Subsequently, Altria purchased approximately 12 million ordinary shares of AB InBev, increasing Altria’s ownership to approximately 10.2% at

December 31, 2016. At December 31, 2018, Altria had an approximate 10.1% ownership of AB InBev, which Altria accounts for under the equity method of accounting using a one-quarter lag. As a result of the one-quarter lag and the timing of the completion of the AB InBev Transaction, no earnings from Altria’s equity investment in AB InBev were recorded for the year ended December 31, 2016. For further discussion, see Note 7. Investment in AB InBev/SABMiller to the consolidated financial statements in Item 8 (“Note 7”).
In January 2017, Altria acquired Nat Sherman, which joined PM USA and Middleton as part of Altria’s smokeable products segment.
On December 20, 2018, Altria purchased, through a wholly-owned subsidiary, shares of non-voting convertible common stock of JUUL Labs, Inc. (“JUUL”), representing a 35% economic interest for $12.8 billion. JUUL is engaged in the manufacture and sale of e-vapor products globally. If and when antitrust clearance is obtained, Altria’s non-voting shares will automatically convert to voting shares (“Share Conversion”). At December 31, 2018, Altria accounted for its investment in JUUL as an investment in an equity security. Upon Share Conversion, Altria expects to account for its investment in JUUL under the equity method of accounting. For further discussion, see Note 8. Investment in JUUL to the consolidated financial statements in Item 8 (“Note 8”).
On December 7, 2018, Altria announced that it entered into an agreement to purchase, through a subsidiary, approximately 146.2 million newly issued common shares of Cronos Group Inc. (“Cronos”), a global cannabinoid company headquartered in Toronto, Canada. Cronos shareholders approved the transaction on February 21, 2019. The closing of this transaction remains subject to certain customary closing conditions, including receipt of required regulatory approval. Altria expects the transaction to close in the first half of 2019. Upon completion of this transaction, Altria will own an approximate 45% equity interest in Cronos. Additionally, the agreement includes a warrant to purchase up to an additional approximately 72.2 million common shares of Cronos at a per share exercise price of Canadian dollar (“CAD”) $19.00. The purchase price for the approximate 45% equity interest and warrant is approximately CAD $2.4 billion (approximately U.S. dollar (“USD”) $1.8 billion, based on the CAD to USD exchange rate on February 22, 2019), to be paid on the date of the closing of the transaction. Upon full exercise of the warrant, which expires four years after issuance, Altria would own approximately 55% of the outstanding common shares of Cronos. The exercise price for the warrant is approximately CAD $1.4 billion (approximately USD $1.0 billion, based on the CAD to USD exchange rate on February 22, 2019). As part of the agreement, upon completion of this transaction, Altria will have the right to nominate four directors, including one independent director, to serve on Cronos’ Board of Directors, which will be expanded from five to seven directors. Altria expects to account for its investment in Cronos under the equity method of accounting.
In January and February 2019, Altria entered into derivative financial instruments in the form of forward contracts, which mature on April 15, 2019, to hedge Altria’s exposure to foreign currency exchange rate movements in the CAD to USD, in relation to the CAD $2.4 billion purchase price for the Cronos transaction. The aggregate notional amounts of the forward contracts were approximately USD $1.8 billion (CAD $2.4 billion). The forward contracts do not qualify for hedge accounting; therefore, changes in the fair values of the forward contracts will be recorded as gains or losses in Altria’s consolidated statements of earnings in the periods in which the changes occur.
▪Source of Funds: Because Altria is a holding company, its access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. In addition, Altria receives cash dividends on its interest in AB InBev and will continue to do so as long as AB InBev pays dividends. Altria expects to receive cash dividends from JUUL, if and when JUUL pays such dividends.
Narrative Description of Business
Portions of the information called for by this Item are included in Operating Results by Business Segment in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K (“Item 7”).
Tobacco Space
Altria’s tobacco operating companies include PM USA, USSTC and other subsidiaries of UST, Middleton and Nat Sherman. Altria Group Distribution Company provides sales and distribution services to Altria’s tobacco operating companies.
The products of Altria’s tobacco subsidiaries include smokeable tobacco products, consisting of combustible cigarettes manufactured and sold by PM USA and Nat Sherman, machine-made large cigars and pipe tobacco manufactured and sold by Middleton and premium cigars sold by Nat Sherman; smokeless tobacco products, consisting of moist smokeless tobacco (“MST”) and snus products manufactured and sold by USSTC; and innovative tobacco products, including e-vapor products previously manufactured and sold by Nu Mark.
▪Cigarettes: PM USA is the largest cigarette company in the United States. Marlboro, the principal cigarette brand of PM USA, has been the largest-selling cigarette brand in the United States for over 40 years. Nat Sherman sells substantially all of its super premium cigarettes in the United States. Total smokeable products segment’s cigarettes shipment volume in the United States was 109.8 billion units in 2018, a decrease of 5.8% from 2017.
▪Cigars: Middleton is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Middleton contracts with a third-party importer to supply a majority of its cigars and sells substantially all of its cigars to customers in the United States. Black & Mild is the principal cigar brand of Middleton. Nat Sherman sources all of its cigars from third-party suppliers and sells substantially all of its cigars to customers in the United States. Total smokeable products segment’s cigars shipment volume was approximately 1.6 billion units in 2018, an increase of 3.8% from 2017.

▪Smokeless tobacco products: USSTC is the leading producer and marketer of MST products. The smokeless products segment includes the premium brands, Copenhagen and Skoal, and value brands, Red Seal and Husky. Substantially all of the smokeless tobacco products are manufactured and sold to customers in the United States. Total smokeless products segment’s shipment volume was 832.6 million units in 2018, a decrease of 1.0% from 2017.
▪Innovative tobacco products: In December 2018, Altria announced the decision to refocus its innovative product efforts, which includes Nu Mark’s discontinuation of production and distribution of all e-vapor products. Prior to that time, Nu Mark participated in the e-vapor category and developed and commercialized other innovative tobacco products. In 2013, Nu Mark introduced MarkTen e-vapor products. In April 2014, Nu Mark acquired the e-vapor business of Green Smoke, Inc. and its affiliates, which began selling e-vapor products in 2009. In 2018 and 2017, Altria’s subsidiaries purchased certain intellectual property related to innovative tobacco products.
In December 2013, Altria’s subsidiaries entered into a series of agreements with Philip Morris International Inc. (“PMI”), including an agreement that grants Altria an exclusive right to commercialize certain of PMI’s heated tobacco products in the United States, subject to the United States Food and Drug Administration’s (“FDA”) authorization. PMI submitted a pre-market tobacco product application and a modified risk tobacco product application for its electronically heated tobacco product, IQOS, with the FDA’s Center for Tobacco Products in the first quarter of 2017 and the fourth quarter of 2016, respectively. Upon regulatory authorization by the FDA and subject to certain performance obligations, Altria’s subsidiaries will have an exclusive license to commercialize IQOS in the United States.
▪Distribution, Competition and Raw Materials: Altria’s tobacco subsidiaries sell their tobacco products principally to wholesalers (including distributors), large retail organizations, including chain stores, and the armed services.
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
Altria’s tobacco subsidiaries believe there is an adequate supply of tobacco in the world markets to satisfy their current and anticipated production requirements. See Item 1A. Risk Factors of this Annual Report on Form 10-K (“Item 1A”) and Tobacco Space - Business Environment - Price, Availability and Quality of Tobacco, Other Raw Materials and Component Parts in Item 7 for a discussion of risks associated with tobacco supply.
Wine
Ste. Michelle is a producer and supplier of premium varietal and blended table wines and of sparkling wines. Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle, Columbia Crest and 14 Hands, and owns wineries in or distributes wines from several other domestic and foreign wine regions. Ste. Michelle’s total 2018 wine shipment volume of approximately 8.2 million cases decreased 3.3% from 2017.
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
Other Matters
▪Customers: The largest customer of PM USA, USSTC, Middleton and Nat Sherman, McLane Company, Inc., accounted for approximately 27%, 26% and 25% of Altria’s consolidated net revenues for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, Core-Mark Holding Company, Inc. accounted for approximately 14% of Altria’s consolidated net revenues for each of the years ended December 31, 2018, 2017 and 2016. Substantially all of these net revenues were reported in the smokeable products and smokeless products segments.
Sales to two distributors accounted for approximately 64% of net revenues for the wine segment for the year ended December 31, 2018. Sales to three distributors accounted for approximately 67% and 69% of net revenues for the wine segment for the years ended December 31, 2017 and 2016, respectively.
▪Employees: At December 31, 2018, Altria and its subsidiaries employed approximately 8,300 people. As a result of the cost reduction program announced in December 2018, there will be a reduction of approximately 900 employees, substantially all of which are expected to depart by February 28, 2019.
▪Executive Officers of Altria: The disclosure regarding executive officers is included in Item 10. Directors, Executive Officers and Corporate Governance - Executive Officers as of February 12, 2019 of this Annual Report on Form 10-K.
▪Intellectual Property: Trademarks are of material importance to Altria and its operating companies, and are protected by registration or otherwise. In addition, as of

December 31, 2018, the portfolio of approximately 950 United States patents owned by Altria’s businesses, as a whole, was material to Altria and its tobacco businesses. However, no one patent or group of related patents was material to Altria’s business or its tobacco businesses as of December 31, 2018. Altria’s businesses also have proprietary trade secrets, technology, know-how, processes and other intellectual property rights that are protected by appropriate confidentiality measures. Certain trade secrets are material to Altria and its tobacco and wine businesses.
▪Environmental Regulation: Altria and its subsidiaries (and former subsidiaries) are subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States: The Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”), which can impose joint and several liability on each responsible party. Subsidiaries (and former subsidiaries) of Altria are involved in several matters subjecting them to potential costs of remediation and natural resource damages under Superfund or other laws and regulations. Altria’s subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. As discussed in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements in Item 8 (“Note 2”), Altria provides for expenses associated with environmental remediation obligations on an undiscounted basis when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change. Other than those amounts, it is not possible to reasonably estimate the cost of any environmental remediation and compliance efforts that subsidiaries of Altria may undertake in the future. In the opinion of management, however, compliance with environmental laws and regulations, including the payment of any remediation costs or damages and the making of related expenditures, has not had, and is not expected to have, a material adverse effect on Altria’s consolidated results of operations, capital expenditures, financial position or cash flows.
Available Information
Altria is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).
Altria makes available free of charge on or through its website (www.altria.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after Altria electronically files such material with, or furnishes it to, the SEC. Investors can access Altria’s filings with the SEC by visiting www.altria.com/secfilings.
The information on the respective websites of Altria and its subsidiaries is not, and shall not be deemed to be, a part of this report or incorporated into any other filings Altria makes with the SEC.

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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying estimates or assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements and whether to invest in or remain invested in Altria’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in, or implied by, any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this Annual Report on Form 10-K particularly in the “Business Environment” sections preceding our discussion of the operating results of our subsidiaries’ businesses below in Item 7. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.

Unfavorable litigation outcomes could materially adversely affect the consolidated results of operations, cash flows or financial position of Altria or the businesses of one or more of its subsidiaries.

Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions
_________________________________________________
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
In certain litigation, Altria and its subsidiaries may face potentially significant non-monetary remedies, which may cause reputational harm. For example, in the lawsuit brought by the United States Department of Justice, discussed in detail in Note 19, the district court did not impose monetary penalties but ordered significant non-monetary remedies, including the issuance of “corrective statements.”
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

Significant federal, state and local governmental actions, including actions by the FDA, and various private sector actions may continue to have an adverse impact on us and our tobacco subsidiaries’ businesses and sales volumes.

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
More broadly, actions by the FDA and other federal, state or local governments or agencies, including those specific actions described in Tobacco Space - Business Environment in Item 7, may impact the adult tobacco consumer acceptability of or access to tobacco products (for example, through product standards that may be proposed by the FDA for nicotine and flavors), limit adult tobacco consumer choices, delay or prevent the launch of new or modified tobacco products or products with claims of reduced risk, require the recall or other removal of tobacco products from the marketplace (for example as a result of product contamination, rulemaking that bans menthol, a determination by the FDA that one or more tobacco products do not satisfy the statutory requirements for substantial equivalence, because the FDA requires that a currently-marketed tobacco product proceed through the pre-market review process or because the FDA otherwise determines that removal is necessary for the protection of public health), restrict communications to adult tobacco consumers, restrict the ability to differentiate tobacco products, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing, labeling or packing requirements, interrupt manufacturing or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments. Any one or more of these actions may have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries. See Tobacco Space - Business Environment in Item 7 for a more detailed discussion.

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

Our tobacco businesses face significant competition (including across categories) and their failure to compete effectively could have an adverse effect on the consolidated results of operations or cash flows of Altria, or the business of Altria’s tobacco subsidiaries.

Each of Altria’s tobacco subsidiaries operates in highly competitive tobacco categories. This competition also exists across categories as adult tobacco consumer preferences evolve. Significant methods of competition include product quality, taste, price, product innovation, marketing, packaging, distribution and promotional activities.  A highly competitive environment could negatively impact the profitability, market share and shipment volume of our tobacco subsidiaries, which could have an adverse effect on the consolidated results of operations or cash flows of Altria. See Tobacco Space - Business Environment - Summary in Item 7 for additional discussion concerning evolving adult tobacco consumer preferences, including e-vapor products. Growth of the e-vapor product category and other innovative tobacco products has further contributed to reductions in cigarette consumption levels and cigarette industry sales volume and has adversely affected the growth rates of other tobacco products. Continued growth in these categories could have a material adverse impact on the business, results of operations, cash flows or financial position of PM USA and USSTC.
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

See Tobacco Space - Business Environment - Summary in Item 7 and the immediately preceding risk factor for additional discussion concerning evolving adult tobacco consumer preferences, specifically the growth of e-vapor and other innovative tobacco products and the effects on our tobacco operating companies.
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

Altria’s tobacco subsidiaries and investees may be unsuccessful in developing and commercializing adjacent products or processes, including innovative tobacco products that may reduce the health risks associated with current tobacco products and that appeal to adult tobacco consumers, which may have an adverse effect on their ability to grow new revenue streams and/or put them at a competitive disadvantage.

Altria and its subsidiaries have growth strategies involving moves and potential moves into adjacent products or processes, including innovative tobacco products. Some innovative tobacco products may reduce the health risks associated with current tobacco products, while continuing to offer adult tobacco consumers (within and outside the United States) products that meet their taste expectations and evolving preferences. Examples include tobacco-containing and nicotine-containing products that reduce or eliminate exposure to cigarette smoke and/or constituents identified by public health authorities as harmful, such as e-vapor products. These efforts include arrangements with, or investments in, third parties such as our minority investment in JUUL. This minority investment subjects us to non-competition obligations restricting us from investing or engaging in the e-vapor business other than through JUUL, subject to limited exceptions. Our tobacco subsidiaries and investees may not succeed in their efforts to introduce such new products, which would have an adverse effect on the ability to grow new revenue streams.
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
If our tobacco subsidiaries or investees do not succeed in their efforts to develop and commercialize innovative tobacco products or to obtain regulatory approval for the marketing or sale of products with claims of reduced risk, but one or more of their competitors do succeed, our tobacco subsidiaries or investees may be at a competitive disadvantage, which could have an adverse effect on their financial performance.

Significant changes in price, availability or quality of tobacco, other raw materials or component parts could have an adverse effect on the profitability and business of Altria’s tobacco subsidiaries.

Any significant change in prices, quality or availability of tobacco, other raw materials or component parts could adversely affect our tobacco subsidiaries’ profitability and business. For further discussion, see Tobacco Space - Business Environment -

Price, Availability and Quality of Tobacco, Other Raw Materials and Component Parts in Item 7.

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

Tax laws and regulations, such as the 2017 Tax Cuts and Jobs Act (the “Tax Reform Act”), are complex and subject to varying interpretations. A successful challenge to one or more of Altria’s tax positions could give rise to additional liabilities, including interest and potential penalties, as well as adversely affect our tax rate, earnings or cash flows.

International business operations subject Altria and its subsidiaries to various United States and foreign laws and regulations, and violations of such laws or regulations could result in reputational harm, legal challenges and/or significant costs.

While Altria and its subsidiaries are primarily engaged in business activities in the United States, they do engage (directly or indirectly) in certain international business activities that are subject to various United States and foreign laws and regulations, such as the U.S. Foreign Corrupt Practices Act and other laws prohibiting bribery and corruption.  Although we have a Code of Conduct and a compliance system designed to prevent and detect violations of applicable law, no system can provide assurance that it will always protect against improper actions by employees, investees or third parties. Violations of these laws, or allegations of such violations, could result in reputational harm, legal challenges and/or significant costs.

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

From time to time, Altria considers acquisitions or investments and may engage in confidential negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Although we seek to maintain or improve our credit ratings over time, it is possible that completing a given acquisition or investment or the occurrence of other events could negatively impact our credit ratings or the outlook for those ratings as occurred following our investment in JUUL (although we continue to maintain investment grade ratings). Any such change in ratings or outlook may negatively affect the amount of credit available to us and may also increase our costs and adversely affect our earnings or our dividend rate.
Furthermore, acquisition opportunities are limited, and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to acquire attractive businesses on favorable terms or that we will realize any of the anticipated benefits from an acquisition or an investment.

Disruption and uncertainty in the credit and capital markets could adversely affect Altria’s access to these markets, earnings and dividend rate.

Access to the credit and capital markets is important for us to satisfy our liquidity and financing needs. Disruption and uncertainty in these markets and any resulting adverse impact on credit availability, pricing, credit terms or credit rating may negatively affect the amount of credit available to us and may also increase our costs and adversely affect our earnings or our dividend rate.

Altria may be required to write down intangible assets, including goodwill, due to impairment, which could have a material adverse effect on our results of operations or financial position.

We periodically calculate the fair value of our reporting units and intangible assets to test for impairment. This calculation may be affected by several factors, including general economic conditions, regulatory developments, changes in category growth rates as a result of changing adult consumer preferences, success of planned new product introductions, competitive activity and tobacco-related taxes. Certain events can also trigger an immediate review of intangible assets. If an impairment is determined to exist in either situation, we will incur impairment losses, which could have a material adverse effect on our results of operations or financial position. In the fourth quarter of 2018, Altria incurred $209 million in goodwill and other intangible asset impairment charges related to Altria’s decision to refocus its innovative product efforts and the impairment of the Columbia Crest trademark (See Note 4. Goodwill and Other Intangible Assets, net to the consolidated financial statements in Item 8 for a more detailed discussion).

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
Dividends and earnings from and carrying value of our equity investment in AB InBev are also subject to the risks encountered by AB InBev in its business. For example, in October 2018, AB InBev announced a 50% rebase in the dividends it pays to its shareholders, which will result in a reduction of cash dividends Altria receives from AB InBev. As discussed in the Discussion and Analysis - Critical Accounting Policies and Estimates in Item 7, if the carrying value of our investment in AB InBev exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired, which would result in impairment losses and could have a material adverse effect on Altria’s consolidated financial position or earnings. We cannot provide any assurance that AB InBev will successfully execute its business plans and strategies. Earnings from and carrying value of our equity investment in AB InBev are also subject to fluctuations in AB InBev’s stock price, for example through mark-to-market losses on AB InBev’s derivative financial instruments used to hedge certain share commitments.

We received a substantial portion of our consideration from the AB InBev Transaction in the form of restricted shares subject to a five-year lock-up. Furthermore, if our percentage ownership in AB InBev were to decrease below certain levels, we may be subject to additional tax liabilities, suffer a reduction in the number of directors that we can have appointed to the AB InBev Board of Directors and be unable to account for our investment under the equity method of accounting.

Upon completion of the AB InBev Transaction, we received a substantial portion of our consideration in the form of restricted shares that cannot be sold or transferred for a period of five years following the AB InBev Transaction, subject to limited exceptions. These transfer restrictions will require us to bear the risks associated with our investment in AB InBev for a five-year period that expires on October 10, 2021. Further, in the event that our ownership percentage in AB InBev were to decrease below certain levels, we may be subject to additional tax liabilities, the number of directors that we have the right to have appointed to the AB InBev Board of Directors could be reduced from two to one or zero and our use of the equity method of accounting for our investment in AB InBev could be challenged.

The tax treatment of the consideration Altria received in the AB InBev Transaction may be challenged and the tax treatment of the AB InBev investment may not be as favorable as Altria anticipates.

While we expect the equity consideration that we received from the AB InBev Transaction to qualify for tax-deferred treatment, we cannot provide any assurance that federal and state tax authorities will not challenge the expected tax treatment and, if they do, what the outcome of any such challenge will be. In addition, there is a risk that the tax treatment of our investment in AB InBev may not be as favorable as we anticipate.

Antitrust clearance required for the conversion of our non-voting JUUL shares into voting shares may not be obtained in a timely manner or at all, and the expected benefits of the JUUL transaction may not materialize in the expected manner or timeframe or at all.
Antitrust clearance required for the conversion of the non-voting JUUL shares held by us into voting shares may not be obtained in a timely manner or at all, and such clearance may be subject to unanticipated conditions. Unless and until such antitrust clearance is obtained, including expiration or termination of any applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any rules and regulations promulgated thereunder, our JUUL shares will not have voting rights and we will not be entitled to certain other rights, including the right to appoint any directors to the JUUL Board of Directors. Accordingly, failure to obtain antitrust clearance would adversely affect us, including because it would substantially limit our rights with respect to our investment in JUUL and would prevent us from accounting for our investment in JUUL using the equity method.
In addition, regardless of whether antitrust clearance is obtained, the expected benefits of the JUUL transaction, such as any equity earnings and receipt of cash dividends, may not materialize in the expected manner or timeframe or at all, including due to the risks encountered by JUUL in its business, such as operational risks and regulatory risks at the international, federal and state levels, including actions by the FDA; unanticipated impacts on JUUL’s relationships with employees, customers, suppliers and other third parties; potential disruptions to JUUL’s management or current or future plans and operations due to the JUUL transaction; or domestic or international litigation developments, investigations, or otherwise. See Item 7. Tobacco Space - Business Environment for a discussion of certain FDA-related regulatory risks applicable to the e-vapor category. Failure to realize the expected benefits of our JUUL investment could adversely affect the value of the investment. As discussed in the Discussion and Analysis - Critical Accounting Policies and Estimates in Item 7, if a qualitative assessment of impairment of our JUUL investment were to indicate that its fair value is less than its carrying value, the investment would be written down to its fair value, which could have a material adverse effect on Altria’s consolidated financial position or earnings.
Our investment in JUUL includes non-competition, standstill and transfer restrictions that prevent us from gaining control of JUUL. Furthermore, if our percentage ownership in JUUL were to decrease below certain levels, we would lose certain of our governance, consent, preemptive and other rights with respect to our investment in JUUL and may be unable to account for the investment under the equity method.
The shares of JUUL we hold generally cannot be sold or otherwise transferred for a six-year period that expires on December 20, 2024, subject to limited exceptions. We have also generally agreed not to compete with JUUL in the e-vapor space for at least six years, which may be extended at our election. In addition, following receipt of antitrust clearance, our designees will comprise no more than one third of the members of the JUUL Board of Directors. As a result, JUUL’s strategy and its material decisions are not controlled by us, and the terms of our agreements with JUUL mean that we are required to bear the risks associated with our investment in JUUL for at least a six-year period. Further, in the event that our ownership percentage in JUUL were to decrease below certain levels due to transfers by us or otherwise, or if we elect not to extend our non-competition obligations beyond six years, we would lose some or all of our board designation rights, preemptive rights, consent rights and other rights with respect to our investment in JUUL. Loss of these rights could adversely affect us by impairing our ability to influence JUUL and may prevent us from accounting for our investment under the equity method.
Our proposed investment in Cronos may not be completed within the anticipated timeframe or at all, and the expected benefits of the Cronos transaction may not materialize in the expected manner or timeframe or at all.
On December 7, 2018, we agreed to acquire common shares representing a 45% equity interest in Cronos and a warrant to acquire common shares representing an additional 10% equity interest in Cronos. The proposed transaction is subject to a number of closing conditions, including receipt of required regulatory approval, which may take longer than expected. We cannot provide any assurance that the proposed transaction will be completed or that there will not be a delay in the completion of the proposed transaction. There can also be no assurance that, if we complete the Cronos transaction, we will be able to realize its expected benefits, including due to the risks encountered by Cronos in its business, such as operational risks and legal and regulatory risks at the international, federal and state levels; unanticipated impacts on Cronos’s relationships with third parties, its management, or its current or future plans and operations due to the Cronos transaction; or domestic or international litigation developments, investigations, or otherwise.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
At December 31, 2018, ALCS owned property in Richmond, Virginia that serves as the headquarters facility for Altria, PM USA, USSTC, Middleton, and certain other subsidiaries.
At December 31, 2018, PM USA owned and operated a manufacturing site located in Richmond, Virginia (“Richmond Manufacturing Center”) that PM USA uses in the manufacturing of cigarettes. PM USA leases portions of this facility to Middleton and USSTC for use in the manufacturing of cigars and smokeless tobacco products, respectively.
At December 31, 2018, the smokeable products segment used four manufacturing and processing facilities, including the

Richmond Manufacturing Center. In addition to the Richmond Manufacturing Center, PM USA owns and operates a cigarette tobacco processing facility located in the Richmond, Virginia area. Nat Sherman owns and operates a cigarette manufacturing facility in Greensboro, North Carolina. Middleton, in addition to leasing space at the Richmond Manufacturing Center, owns and operates a manufacturing and processing facility in King of Prussia, Pennsylvania that is used in the manufacturing and processing of cigars and pipe tobacco. In addition, PM USA owns a research and technology center in Richmond, Virginia that is leased to ALCS.
At December 31, 2018, in addition to the Richmond Manufacturing Center, the smokeless products segment used four smokeless tobacco manufacturing and processing facilities, one located in Clarksville, Tennessee; one in Nashville, Tennessee; and two facilities in Hopkinsville, Kentucky, all of which are owned and operated by USSTC.
At December 31, 2018, the wine segment used 12 wine-making facilities - seven in Washington, four in California and one in Oregon. All of these facilities are owned and operated by Ste. Michelle, with the exception of a facility that is leased by Ste. Michelle in Washington. In addition, in order to support the production of its wines, the wine segment used vineyards in Washington, California and Oregon that are leased or owned by Ste. Michelle.
The plants and properties owned or leased and operated by Altria and its subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs.
Item 3. Legal Proceedings.
The information required by this Item is included in Note 19 and Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K. Altria’s consolidated financial statements and accompanying notes for the year ended December 31, 2018 were filed on Form 8-K on January 31, 2019 (such consolidated financial statements and accompanying notes are also included in Item 8). The following summarizes certain developments in Altria’s litigation since the filing of the Form 8-K.
Recent Developments

▪	Engle Progeny Trial Results:
In Chadwell, in February 2019, PM USA and plaintiff appealed to the Florida Third District Court of Appeal.
In L. Martin, in February 2019, the Florida Third District Court of Appeal affirmed the judgment in favor of plaintiff.
In Berger, in February 2019, PM USA filed motions challenging the punitive damages award.
In Holliman, in February 2019, a Miami-Dade county jury returned a verdict in favor of plaintiff and against PM USA awarding approximately $3 million in compensatory damages and no punitive damages.
In February 2019, the United States Supreme Court denied PM USA’s petition for review in the McKeever, Pardue, Jordan, M. Brown, Boatright and Searcy cases.

Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Performance Graph
The graph below compares the cumulative total shareholder return of Altria’s common stock for the last five years with the cumulative total return for the same period of the S&P 500 Index and the Altria Peer Group (1). The graph assumes the investment of $100 in common stock and each of the indices as of the market close on December 31, 2013 and the reinvestment of all dividends on a quarterly basis.

Date	Altria	Altria Peer Group	S&P 500
December 2013	$100.00	$100.00	$100.00
December 2014	$134.51	$112.06	$113.68
December 2015	$165.58	$128.34	$115.24
December 2016	$199.46	$136.93	$129.02
December 2017	$218.30	$147.96	$157.17
December 2018	$159.17	$141.06	$150.27
Source: Bloomberg - “Total Return Analysis” calculated on a daily basis and assumes reinvestment of dividends as of the ex-dividend date.
(1)In 2018, the Altria Peer Group consisted of U.S.-headquartered consumer product companies that are competitors to Altria’s operating companies subsidiaries or that have been selected on the basis of revenue or market capitalization: Campbell Soup Company, The Coca-Cola Company, Colgate-Palmolive Company, Conagra Brands, Inc., General Mills, Inc., The Hershey Company, Kellogg Company, Keurig Dr Pepper Inc., Kimberly-Clark Corporation, The Kraft Heinz Company, Molson Coors Brewing Company, Mondelēz International, Inc. and PepsiCo, Inc.
Note - On July 2, 2015, Kraft Foods Group, Inc. merged with and into a wholly owned subsidiary of H.J. Heinz Holding Corporation, which was renamed The Kraft Heinz Company (KHC). On June 12, 2015, Reynolds American Inc. (RAI) acquired Lorillard, Inc. (LO). On November 9, 2016, ConAgra Foods, Inc. (CAG) spun off Lamb Weston Holdings, Inc. (LW) to its shareholders and then changed its name from ConAgra Foods, Inc. to Conagra Brands, Inc. (CAG). On July 24, 2017, British American Tobacco p.l.c. (BTI) acquired RAI. For 2018, Altria removed BTI from the Altria Peer Group as BTI no longer meets the pre-defined Altria Peer Group criteria as a U.S.-headquartered company. In addition, Altria has added U.S.-headquartered consumer product companies Keurig Dr Pepper Inc. and Molson Coors Brewing Company to the Altria Peer Group.

Market and Dividend Information
The principal stock exchange on which Altria’s common stock (par value $0.33 1/3 per share) is listed is the New York Stock Exchange under the trading symbol “MO”. At February 12, 2019, there were approximately 61,000 holders of record of Altria’s common stock.
Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2018
In January 2018, Altria’s Board of Directors (the “Board of Directors”) authorized a $1.0 billion share repurchase program that it expanded to $2.0 billion in May 2018 (as expanded, the “January 2018 share repurchase program”), which Altria expects to complete by the end of the second quarter of 2019. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.
Altria’s share repurchase activity for each of the three months in the period ended December 31, 2018, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1- October 31, 2018	2,136,142	$61.78	2,136,091	$569,444,104
November 1- November 30, 2018	2,000,726	$59.80	1,909,568	$454,690,573
December 1- December 31, 2018	2,075,772	$52.52	2,075,590	$345,671,297
For the Quarter Ended December 31, 2018	6,212,640	$58.05	6,121,249

(1)
The total number of shares purchased includes (a) shares purchased under the January 2018 share repurchase program (which totaled 2,136,091 shares in October, 1,909,568 shares in November and 2,075,590 shares in December) and (b) shares withheld by Altria in an amount equal to the statutory withholding taxes for holders who vested in stock-based awards (which totaled 51 shares in October, 91,158 shares in November and 182 shares in December).

Item 6. Selected Financial Data.
(in millions of dollars, except per share data)

	2018	2017	2016	2015	2014
Net revenues	$25,364	$25,576	$25,744	$25,434	$24,522
Net earnings (1)(2)	6,967	10,227	14,244	5,243	5,070
Net earnings attributable to Altria (1)(2)	6,963	10,222	14,239	5,241	5,070
Basic EPS — net earnings attributable to Altria (1)(2)	3.69	5.31	7.28	2.67	2.56
Diluted EPS— net earnings attributable to Altria (1)(2)	3.68	5.31	7.28	2.67	2.56
Dividends declared per share	3.00	2.54	2.35	2.17	2.00
Total assets (2)(3)	55,638	43,202	45,932	31,459	33,440
Long-term debt	11,898	13,030	13,881	12,843	13,610
Total debt (3)	25,746	13,894	13,881	12,847	14,610
(1) Certain 2018 and 2017 amounts include the impact of the enactment of the Tax Reform Act. For further discussion, see Note 15. Income Taxes to the consolidated financial statements in Item 8 (“Note 15”).
(2) Certain 2016 amounts include the impact of the gain on the AB InBev/SABMiller business combination. For further information, see Note 7.
(3) Certain 2018 amounts include the impact of the investment in JUUL. For further discussion, see Note 8 and Note 9. Short-Term Borrowings and Borrowing Arrangements to the consolidated financial statements in Item 8 (“Note 9”).

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

Description of the Company
For a description of Altria, see Item 1. Business, and Background in Note 1. Background and Basis of Presentation to the consolidated financial statements in Item 8 (“Note 1”).
Altria’s reportable segments are smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in an all other category due to the continued reduction of the lease portfolio of PMCC and the relative financial contribution of Altria’s innovative tobacco products businesses to Altria’s consolidated results.
As discussed in Note 1, on January 1, 2018, Altria adopted several accounting standard updates (“ASU”). In connection with the adoption of two of these ASUs (ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash and ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost), Altria restated certain prior year amounts.

Executive Summary
Consolidated Results of Operations
The changes in Altria’s net earnings and diluted earnings per share (“EPS”) attributable to Altria for the year ended December 31, 2018, from the year ended December 31, 2017, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the year ended December 31, 2017	$10,222	$5.31
2017 NPM Adjustment Items	2	—
2017 Asset impairment, exit, implementation and acquisition-related costs	55	0.03
2017 Tobacco and health litigation items	50	0.03
2017 AB InBev special items	105	0.05
2017 Gain on AB InBev/SABMiller business combination	(289)	(0.15)
2017 Settlement charge for lump sum pension payments	49	0.03
2017 Tax items	(3,674)	(1.91)
Subtotal 2017 special items	(3,702)	(1.92)
2018 NPM Adjustment Items	109	0.06
2018 Asset impairment, exit, implementation and acquisition-related costs	(432)	(0.23)
2018 Tobacco and health litigation items	(98)	(0.05)
2018 AB InBev special items	68	0.03
2018 Loss on AB InBev/SABMiller business combination	(26)	(0.01)
2018 Tax items	(197)	(0.11)
Subtotal 2018 special items	(576)	(0.31)
Fewer shares outstanding	—	0.07
Change in tax rate	1,007	0.53
Operations	12	—
For the year ended December 31, 2018	$6,963	$3.68
See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

▪	Fewer Shares Outstanding: Fewer shares outstanding during 2018 compared with 2017 were due primarily to shares repurchased by Altria under its share repurchase programs.

▪
Change in Tax Rate: The change in tax rate was driven primarily by the Tax Reform Act, which reduced the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018. For further discussion, see Note 15.

▪	Operations: The increase of $12 million in operations shown in the table above was due primarily to the following:

▪	higher earnings from Altria’s equity investment in AB InBev; and

▪	higher income from the smokeless products segment;

partially offset by:

▪	lower income from the smokeable products and wine segments; and

▪	higher investment spending in the innovative tobacco products businesses.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.
2019 Forecasted Results
In January 2019, Altria forecasted that its 2019 full-year adjusted diluted EPS growth rate is expected to be in the range of 4% to 7% over its 2018 full-year adjusted diluted EPS base of $3.99. This forecasted growth rate excludes the 2019 forecasted expense items in the second table below. Altria’s 2019 guidance reflects its expectation for a higher full-year adjusted effective tax rate, primarily resulting from lower dividends from AB InBev; increased interest expense from the debt incurred from the Cronos and JUUL transactions; savings from the cost reduction program announced in December 2018, which Altria expects to build over the course of the year to an annualized level of approximately $575 million; and increased investments related to PM USA’s lead market plans for launching IQOS, once authorized by the FDA. The guidance assumes little-to-no earnings or cash contributions from the Cronos and JUUL investments. Altria expects the adjusted diluted EPS growth to come in the last three quarters of 2019, with a mid-single digit decline in the first quarter. In the first quarter of 2019, Altria will have the increased interest expense without the full benefits of the cost reduction program and one fewer shipping day in the smokeable products segment. Altria expects its 2019 full-year adjusted effective tax rate will be in a range of approximately 23.5% to 24.5%.

Reconciliation of 2018 Reported Diluted EPS to 2018 Adjusted Diluted EPS
2018
2018 Reported diluted EPS	$3.68
NPM Adjustment Items	(0.06)
Asset impairment, exit, implementation and acquisition-related costs	0.23
Tobacco and health litigation items	0.05
AB InBev special items	(0.03)
Loss on AB InBev/SABMiller business combination	0.01
Tax items	0.11
2018 Adjusted diluted EPS	$3.99
Altria’s full-year adjusted diluted EPS guidance and full-year forecast for its adjusted effective tax rate exclude the impact of certain income and expense items that management believes are not part of underlying operations. These items may include, for example, loss on early extinguishment of debt, restructuring charges, asset impairment charges, loss/gain on AB InBev/SABMiller business combination, AB InBev special items, certain tax items, charges associated with tobacco and health litigation items, and resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 19).
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
The factors described in Item 1A represent continuing risks to this forecast.

Expense Excluded from 2019 Forecasted Adjusted Diluted EPS
2019
Asset impairment, exit, implementation and acquisition-related costs (1)	$0.08
Tax items (2)	0.04
$0.12
(1) Represents $0.04 for acquisition-related costs associated with the Cronos and JUUL transactions and $0.04 for the cost reduction program announced in December 2018.
(2) Represents a partial reversal of the tax basis benefit recorded in 2017 attributable to the deemed repatriation tax related to Altria’s investment in AB InBev. For further discussion, see Note 15.

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
Discussion and Analysis
Critical Accounting Policies and Estimates
Note 2 includes a summary of the significant accounting policies and methods used in the preparation of Altria’s consolidated financial statements. In most instances, Altria must use an accounting policy or method because it is the only policy or method permitted under U.S. GAAP.
The preparation of financial statements includes the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. If actual amounts are ultimately different from previous estimates, the revisions are included in Altria’s consolidated results of operations for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between Altria’s estimates and actual amounts in any year have not had a significant impact on its consolidated financial statements.
The following is a review of the more significant assumptions and estimates, as well as the accounting policies and methods, used in the preparation of Altria’s consolidated financial statements:
▪Consolidation: The consolidated financial statements include Altria, as well as its wholly-owned and majority-owned subsidiaries. Investments in which Altria has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method of accounting. Equity investments in which Altria does not have the ability to exercise significant influence over the operating and financial policies of the investee are accounted for as an investment in an equity security. All intercompany transactions and balances have been eliminated.

▪Revenue Recognition: On January 1, 2018, Altria adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all related ASU amendments.
Altria’s businesses generate substantially all of their revenue from sales contracts with customers. While Altria’s businesses enter into separate sales contracts with each customer for each product type, all sales contracts are similarly structured. These contracts create an obligation to transfer product to the customer. All performance obligations are satisfied within one year; therefore, costs to obtain contracts are expensed as incurred and unsatisfied performance obligations are not disclosed. There is no financing component because Altria expects, at contract inception, that the period between when Altria transfers product to the customer and when the customer pays for that product will be one year or less.
Altria’s businesses define net revenues as revenues, which include excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns (also referred to as returned goods) and sales incentives. Altria’s businesses exclude from the transaction price sales taxes and value-added taxes imposed at the time of sale (which do not include excise taxes on cigarettes, cigars, smokeless tobacco or wine billed to customers).
Altria’s businesses recognize revenues from sales contracts with customers upon shipment of goods when control of such products is obtained by the customer. Altria’s businesses determine that a customer obtains control of the product upon shipment when title of such product and risk of loss transfers to the customer. Altria’s businesses account for shipping and handling costs as fulfillment costs and such amounts are classified as part of cost of sales in Altria’s consolidated statements of earnings. Altria’s businesses record an allowance for returned goods, based principally on historical volume and return rates, which is included in other accrued liabilities on Altria’s consolidated balance sheets. Altria’s businesses record sales incentives, which consist of consumer incentives and trade promotion activities, as a reduction to revenues (a portion of which is based on amounts estimated as being due to wholesalers, retailers and consumers at the end of a period) based principally on historical volume, utilization and redemption rates. Expected payments for sales incentives are included in accrued marketing liabilities on Altria’s consolidated balance sheets.
Payment terms vary depending on product type. Altria’s businesses consider payments received in advance of product shipment as deferred revenue, which is included in other accrued liabilities on Altria’s consolidated balance sheets until revenue is recognized. PM USA receives payment in advance of a customer obtaining control of the product. USSTC receives substantially all payments within one business day of the customer obtaining control of the product. Ste. Michelle receives substantially all payments from customers within 45 days of the customer obtaining control of the product. Amounts due from customers are included in receivables on Altria’s consolidated balance sheets.
For further discussion, see Note 3. Revenues from Contracts with Customers to the consolidated financial statements in Item 8.

▪Depreciation, Amortization, Impairment Testing and Asset Valuation: Altria depreciates property, plant and equipment and amortizes its definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated over periods up to 25 years, and buildings and building improvements over periods up to 50 years. Definite-lived intangible assets are amortized over their estimated useful lives up to 25 years.
Altria reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable. Altria performs undiscounted operating cash flow analyses to determine if an impairment exists. These analyses are affected by general economic conditions and projected growth rates. For purposes of recognition and measurement of an impairment for assets held for use, Altria groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If Altria determines that an impairment exists, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. Altria also reviews the estimated remaining useful lives of long-lived assets whenever events or changes in business circumstances indicate the lives may have changed.
Substantially all of the goodwill and indefinite-lived intangible assets recorded by Altria at December 31, 2018 relate to the 2017 acquisition of Nat Sherman, the 2009 acquisition of UST and the 2007 acquisition of Middleton. Altria conducts a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require Altria to perform an interim review. If the carrying value of goodwill exceeds its fair value, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the implied fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, the intangible asset is considered impaired and is reduced to fair value. For goodwill and indefinite-lived intangible assets, the fair values are determined using discounted cash flows.
Goodwill by reporting unit and indefinite-lived intangible assets at December 31, 2018 were as follows:

(in millions)	Goodwill	Indefinite-Lived Intangible Assets
Cigarettes	$22	$172
Smokeless products	5,023	8,801
Cigars	77	2,640
Wine	74	233
Total	$5,196	$11,846
During 2018, Altria recorded goodwill and other intangible asset impairment charges of $111 million and $44 million, respectively, related to Altria’s decision in the fourth quarter of 2018 to refocus its innovative product efforts, which includes Nu Mark’s discontinuation of production and distribution of all e-vapor products.
In addition, during 2018, Altria completed its quantitative annual impairment test of goodwill and indefinite-lived intangible assets. Upon completion of this testing, Altria concluded, in the wine segment, that the Columbia Crest trademark of $54 million was fully impaired as Columbia Crest has been negatively impacted by an accelerated decline in the $7 to $10 premium wine segment, increased competition and reduction in trade support. The results of the 2018 quantitative annual impairment test of goodwill and indefinite-lived intangible assets for the other reporting units and trademarks are indicated below.
At December 31, 2018, the estimated fair values of the cigarettes and cigars reporting units and the indefinite-lived intangible assets within those reporting units substantially exceeded their carrying values.
At December 31, 2018, the estimated fair values of the smokeless products reporting unit and the indefinite-lived intangible assets within the reporting unit substantially exceeded its carrying values, with the exception of the Skoal trademark. At December 31, 2018, the estimated fair value of the Skoal trademark exceeded its carrying value of $3.9 billion by approximately 20%. Skoal continues to be impacted by slowing category volumes and increased competitive activities due to higher pricing and adult tobacco consumer movement among tobacco products.
At December 31, 2018, the estimated fair value of the wine reporting unit did not substantially exceed its carrying value. The estimated fair values of the indefinite-lived intangible assets within the wine reporting unit, with the exception of Columbia Crest (discussed above), substantially exceeded their carrying values. At December 31, 2018, the wine reporting unit exceeded its carrying value of $1.5 billion by approximately 14%. The wine reporting unit continues to be impacted by the slowing growth rate in the premium wine category and higher trade inventories.
During 2017 and 2016, Altria’s quantitative annual impairment test of goodwill and indefinite-lived intangible assets resulted in no impairment charges.
In 2018, Altria used an income approach to estimate the fair values of all of its reporting units and indefinite-lived intangible assets. The income approach reflects the discounting of expected future cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows. The weighted-average discount rate used in performing the valuations was approximately 10%.
In performing the 2018 discounted cash flow analysis, Altria made various judgments, estimates and assumptions, the most significant of which were volume, income, growth rates and discount rates. The analysis incorporated assumptions used in Altria’s long-term financial forecast, which is used by Altria’s management to evaluate business and financial performance, including allocating resources and evaluating results relative to setting employee compensation targets. The assumptions incorporated the highest and best use of Altria’s indefinite-lived intangible assets and also included perpetual growth rates for periods beyond the long-term financial forecast. The perpetual growth rate used in performing all of the valuations was 2%. Fair value calculations are sensitive to changes in these estimates and assumptions, some of which relate to broader macroeconomic conditions outside of Altria’s control.
Although Altria’s discounted cash flow analysis is based on assumptions that are considered reasonable and based on the best available information at the time that the discounted cash flow analysis is developed, there is significant judgment used in determining future cash flows. The following factors have the most potential to impact expected future cash flows and, therefore, Altria’s impairment conclusions: general economic conditions; federal, state and local regulatory developments; category growth rates; consumer preferences; success of planned product expansions; competitive activity; and income and tobacco-related taxes. For further discussion of these factors, see Operating Results by Business Segment - Tobacco Space - Business Environment below.
While Altria’s management believes that the estimated fair values of each reporting unit and indefinite-lived intangible asset are reasonable, actual performance in the short-term or long-term could be significantly different from forecasted performance, which could result in impairment charges in future periods.
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
The fair value of Altria’s equity investment in AB InBev at December 31, 2018 and December 31, 2017 was $13.1 billion and $22.1 billion, respectively, compared with its carrying value of $17.7 billion and $18.0 billion, respectively. At December 31, 2018, the fair value of Altria’s equity investment in AB InBev was less than its carrying value by approximately 26%. At February 22, 2019, the fair value of Altria’s equity investment in AB InBev was approximately $14.7 billion (approximately 17% below its carrying value). Altria concluded that the decline in fair value of its investment in AB InBev below its carrying value is temporary and, therefore, no impairment was recorded. This conclusion is based on: (i) the fair value of Altria’s equity investment in AB InBev having historically exceeded its carrying value since October 2016, when Altria obtained its ownership interest in AB InBev, (ii) the period of time that AB InBev shares have traded below Altria’s carrying value (began in September 2018) and the magnitude by which the carrying value of Altria’s investment in AB InBev exceeds its fair value, (iii) AB InBev’s global platform (world’s largest brewer by volume and one of the world’s top five consumer products companies by revenue) with strong market positions in key markets, geographic diversification, experienced management team, financial condition, expected earnings and history of performance, and (iv) Altria’s ownership of restricted shares being subject to a five-year lock-up (subject to limited exceptions) ending October 10, 2021, which Altria believes provides sufficient time to allow for an anticipated recovery in the fair value of its investment in AB InBev.
If Altria were to conclude that the decline in fair value is other than temporary, Altria would determine and recognize, in the period identified, the impairment of its investment in AB InBev, which could result in a material adverse effect on Altria’s consolidated financial position or earnings. For additional information, see Note 7.
Altria reviews its investment in JUUL for impairment by performing a qualitative assessment of impairment indicators. If a qualitative assessment indicates that Altria’s investment in JUUL is impaired and the fair value of the investment is less than its carrying value, the investment is written down to its fair value. At December 31, 2018, there was no indication of impairment. For additional information, see Note 8.
▪Marketing Costs: Altria’s businesses promote their products with consumer incentives, trade promotions and consumer engagement programs. These consumer incentive and trade promotion activities, which include discounts, coupons, rebates, in-store display incentives and volume-based incentives, do not create a distinct deliverable and are, therefore, recorded as a reduction of revenues. Consumer engagement program payments are made to third parties. Altria’s businesses expense these consumer engagement programs, which include event marketing, as incurred and such expenses are included in marketing, administration and research costs in Altria’s consolidated statements of earnings. For interim reporting purposes, Altria’s businesses charge consumer engagement programs and certain consumer incentive expenses to operations as a percentage of sales, based on estimated sales and related expenses for the full year.
▪Contingencies: As discussed in Note 19 and Item 3, legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria and its subsidiaries, including PM USA and UST and its subsidiaries, as well as their respective indemnitees. In 1998, PM USA and certain other U.S. tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states and various other governments and jurisdictions to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other U.S. tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). PM USA’s portion of ongoing adjusted payments and legal fees is based on its relative share of the settling manufacturers’ domestic cigarette shipments, including roll-your-own cigarettes, in the year preceding that in which the payment is due. In addition, PM USA, Middleton, Nat Sherman and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements and the FDA user fees are based on variable factors, such as volume, operating income, market share and inflation, depending on the subject payment. Altria’s subsidiaries account for the cost of the State Settlement

Agreements and FDA user fees as a component of cost of sales. Altria’s subsidiaries recorded approximately $4.5 billion, $4.7 billion and $4.9 billion of charges to cost of sales for the years ended December 31, 2018, 2017 and 2016, respectively, in connection with the State Settlement Agreements and FDA user fees.
Altria and its subsidiaries record provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except to the extent discussed in Note 19 and Item 3: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Litigation defense costs are expensed as incurred and included in marketing, administration and research costs in the consolidated statements of earnings.
▪Employee Benefit Plans: As discussed in Note 17. Benefit Plans to the consolidated financial statements in Item 8 (“Note 17”), Altria provides a range of benefits to certain employees and retired employees, including pension, postretirement health care and postemployment benefits. Altria records annual amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions as to discount rates, assumed rates of return on plan assets, mortality, compensation increases, turnover rates and health care cost trend rates. Altria reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. Any effect of the modifications is generally amortized over future periods.
Altria recognizes the funded status of its defined benefit pension and other postretirement plans on the consolidated balance sheet and records as a component of other comprehensive earnings (losses), net of deferred income taxes, the gains or losses and prior service costs or credits that have not been recognized as components of net periodic benefit cost. The gains or losses and prior service costs or credits recorded as components of other comprehensive earnings (losses) are subsequently amortized into net periodic benefit cost in future years.
At December 31, 2018, Altria’s discount rate assumptions for its pension and postretirement plans obligations increased from 3.7% to 4.4% at December 31, 2018. Altria presently anticipates a decrease of approximately $15 million in its 2019 pre-tax pension and postretirement expense versus 2018, excluding amounts in each year related to termination, settlement and curtailment. This anticipated decrease is due primarily to lower amortization of unrecognized losses, partially offset by higher interest costs, each driven by the impact of higher discount rates. Assuming no change to the shape of the yield curve, a 50 basis point decrease in Altria’s discount rates would increase Altria’s pension and postretirement expense by approximately $46 million, and a 50 basis point increase in Altria’s discount rates would decrease Altria’s pension and postretirement expense by approximately $42 million. Similarly, a 50 basis point decrease (increase) in the expected return on plan assets would increase (decrease) Altria’s pension and postretirement expense by approximately $38 million. See Note 17 for a sensitivity discussion of the assumed health care cost trend rates.
▪Income Taxes: Significant judgment is required in determining income tax provisions and in evaluating tax positions. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Altria records a valuation allowance when it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.
Altria recognizes a benefit for uncertain tax positions when a tax position taken or expected to be taken in a tax return is more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Altria recognizes accrued interest and penalties associated with uncertain tax positions as part of the provision for income taxes in its consolidated statements of earnings.
Altria recognized income tax benefits and charges in the consolidated statements of earnings during 2018, 2017 and 2016 as a result of various tax events, including the impact of the Tax Reform Act.
The main provisions of the Tax Reform Act that impact Altria include: (i) a reduction in the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018, and (ii) changes in the treatment of foreign-source income, commonly referred to as a modified territorial tax system.
The transition to a modified territorial tax system required Altria to record a deemed repatriation tax and an associated tax basis benefit in 2017. The tax impact related to the tax basis benefit and the deemed repatriation tax was based on provisional estimates as of January 18, 2018, substantially all of which were related to Altria’s share of AB InBev’s accumulated earnings and associated taxes. Altria recorded adjustments to the provisional estimates in 2018. The accounting for the repatriation tax is complete; therefore, no further adjustments to the provisional estimates are required.
For additional information on income taxes, see Note 15.

Consolidated Operating Results

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Net Revenues:
Smokeable products	$22,297	$22,636	$22,851
Smokeless products	2,262	2,155	2,051
Wine	691	698	746
All other	114	87	96
Net revenues	$25,364	$25,576	$25,744
Excise Taxes on Products:
Smokeable products	$5,585	$5,927	$6,247
Smokeless products	131	132	135
Wine	21	23	25
Excise taxes on products	$5,737	$6,082	$6,407
Operating Income:
Operating companies income (loss):
Smokeable products	$8,408	$8,426	$7,766
Smokeless products	1,431	1,306	1,172
Wine	50	146	164
All other	(421)	(51)	(98)
Amortization of intangibles	(38)	(21)	(21)
General corporate expenses	(315)	(213)	(217)
Corporate asset impairment and exit costs	—	—	(5)
Operating income	$9,115	$9,593	$8,761
As discussed further in Note 16. Segment Reporting to the consolidated financial statements in Item 8 (“Note 16”), the CODM reviews operating companies income to evaluate the performance of, and allocate resources to, the segments. Operating companies income for the segments is defined as operating income before general corporate expenses and amortization of intangibles. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.
The following events that occurred during 2018, 2017 and 2016 affected the comparability of statement of earnings amounts.
▪Asset Impairment, Exit, Implementation and Acquisition-Related Costs: Pre-tax asset impairment, exit, implementation and acquisition-related costs for the years ended December 31, 2018, 2017 and 2016 were $538 million, $89 million and $206 million, respectively.
In December 2018, Altria:

▪	announced its decision to refocus its innovative product efforts, which includes Nu Mark’s discontinuation of production and distribution of all e-vapor products;

▪
announced a cost reduction program (which includes, among other things, reducing third-party spending and workforce reductions across the businesses) that it expects will deliver approximately $575 million in annualized cost savings by the end of 2019; and

▪	incurred pre-tax acquisition-related costs to effect the investment in JUUL (For further information regarding Altria’s investment in JUUL, see Note 8).
In October 2016, Altria announced the consolidation of

certain of its operating companies’ manufacturing facilities to streamline operations and achieve greater efficiencies. The consolidation was completed in the first quarter of 2018 and delivered Altria’s goal of approximately $50 million in annualized cost savings as of December 31, 2018.
In January 2016, Altria announced a productivity initiative designed to maintain its operating companies’ leadership and cost competitiveness. The initiative, which reduced spending on certain selling, general and administrative infrastructure and implemented a leaner organizational structure, delivered Altria’s goal of approximately $300 million in annualized productivity savings as of December 31, 2017.
For further discussion on asset impairment, exit and implementation costs, including a breakdown of these costs by segment, see Note 5. Asset Impairment, Exit and Implementation Costs to the consolidated financial statements in Item 8.
▪Loss/gain on AB InBev/SABMiller Business Combination: For the years ended December 31, 2018 and 2017, Altria recorded a pre-tax loss of $33 million and a pre-tax gain of $445 million, respectively, related to AB InBev’s divestitures of certain SABMiller assets and businesses in connection with Legacy AB InBev obtaining necessary regulatory clearances for the AB InBev Transaction. As a result of the AB InBev Transaction, for the year ended December 31, 2016, Altria recorded a pre-tax gain of approximately $13.9 billion. For further discussion, see Note 7.
▪NPM Adjustment Items: For a discussion of NPM Adjustment Items and a breakdown of these items by segment, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 19 and NPM Adjustment Items in Note 16, respectively.
▪Tobacco and Health Litigation Items: For a discussion of tobacco and health litigation items and a breakdown of these costs by segment, see Note 19 and Note 16, respectively.
▪Settlement for Lump Sum Pension Payments: In the third quarter of 2017, Altria made a voluntary, limited-time offer to former employees with vested benefits in the Altria Retirement Plan who had not commenced receiving benefit payments and who met certain other conditions. Eligible participants were offered the opportunity to make a one-time election to receive their pension benefit as a single lump sum payment or as a monthly annuity. As a result of the 2017 lump sum distributions, a one-time pre-tax settlement charge of $81 million was recorded in 2017 in net periodic benefit (income) cost, excluding service cost, in Altria’s consolidated statement of earnings. For further discussion, see Note 16.
•Loss on Early Extinguishment of Debt: During 2016, Altria completed a debt tender offer to purchase for cash certain of its senior unsecured notes in aggregate principal amount of $0.9 billion.
As a result of the debt tender offer, a pre-tax loss on early extinguishment of debt was recorded as follows:

(in millions)	2016
Premiums and fees	$809
Write-off of unamortized debt discounts and debt issuance costs	14
Total	$823
For further discussion, see Note 10. Long-Term Debt to the consolidated financial statements in Item 8 (“Note 10”).
▪AB InBev/SABMiller Special Items: Altria’s earnings from its equity investment in AB InBev for 2018 included net pre-tax income of $85 million, consisting primarily of Altria’s share of AB InBev’s estimated effect of the Tax Reform Act and gains related to AB InBev’s merger and acquisition activities, partially offset by Altria’s share of AB InBev’s mark-to-market losses on AB InBev’s derivative financial instruments used to hedge certain share commitments.
Altria’s earnings from its equity investment in AB InBev for 2017 included net pre-tax charges of $160 million, consisting primarily of Altria’s share of AB InBev’s Brazilian tax item and Altria’s share of AB InBev’s mark-to-market losses on AB InBev’s derivative financial instruments used to hedge certain share commitments.
Altria’s earnings from its equity investment in SABMiller for 2016 included net pre-tax income of $89 million, due primarily to a pre-tax non-cash gain of $309 million, reflecting Altria’s share of SABMiller’s increase to shareholders’ equity, resulting from the completion of the SABMiller, The Coca-Cola Company and Gutsche Family Investments transaction, combining bottling operations in Africa, partially offset by Altria’s share of SABMiller’s costs related to the AB InBev Transaction and asset impairment charges.
▪Tax Items: Tax items for 2018 included tax expense of $188 million related to the Tax Reform Act as follows: (i) tax expense of $140 million resulting from a partial reversal of the tax basis benefit associated with the deemed repatriation tax recorded in 2017; (ii) tax expense of $34 million for a valuation allowance on foreign tax credit carryforwards that are not realizable as a result of updates to the provisional estimates recorded in 2017; and (iii) tax expense of $14 million for an adjustment to the provisional estimates for the repatriation tax recorded in 2017.
Tax items for 2017 included net tax benefits of $3,367 million related to the Tax Reform Act recorded in the fourth quarter of 2017 as follows: (i) a tax benefit of $3,017 million to re-measure Altria and its consolidated subsidiaries’ net deferred tax liabilities based on the new U.S. federal statutory rate; and (ii) a net tax benefit of $763 million for a tax basis adjustment associated with the deemed repatriation tax, partially offset by tax expense of $413 million for the deemed repatriation tax. Additional tax items for 2017 included tax benefits for the release of a valuation allowance related to deferred income tax assets for foreign tax credit carryforwards; and tax benefits related primarily to the effective settlement in 2017 of the Internal Revenue Service (“IRS”) audit of Altria and its consolidated subsidiaries’ 2010-2013 tax years (“IRS 2010-2013 Audit”), partially offset by tax expense for tax reserves related to the calculation of certain foreign tax credits.
Tax items for 2016 primarily included the reversal of tax accruals no longer required.
For further discussion, see Note 15.
2018 Compared with 2017
Net revenues, which include excise taxes billed to customers, decreased $212 million (0.8%), due primarily to lower net revenues in the smokeable products segment, partially offset by higher net revenues in the smokeless products segment.
Cost of sales decreased $158 million (2.1%), due primarily to lower shipment volume in the smokeable products segment and higher NPM Adjustment Items, partially offset by higher costs in the smokeable products segment and higher implementation costs.
Excise taxes on products decreased $345 million (5.7%), due primarily to lower smokeable products segment shipment volume.
Marketing, administration and research costs increased $418 million (17.9%), due primarily to higher costs in the smokeable products segment and the wine segment, acquisition-related costs to effect the investment in JUUL and higher investment spending in the innovative tobacco products businesses.
Operating income decreased $478 million (5.0%), due primarily to lower operating results from the innovative tobacco products businesses (which included asset impairment, exit and implementation costs) and wine segment, and acquisition-related costs to effect the investment in JUUL, partially offset by higher operating results from the smokeless products segment.
Earnings from Altria’s equity investment in AB InBev, which increased $358 million (67.3%), were positively impacted by AB InBev special items.
Altria’s effective income tax rate increased 29.5 percentage points to an effective income tax provision rate of 25.4%, substantially all of which was due to the Tax Reform Act. For further discussion, see Note 15.
Net earnings attributable to Altria of $6,963 million decreased $3,259 million (31.9%), due primarily to a higher effective income tax rate, lower operating income and a 2017 gain on the AB InBev Transaction, partially offset by higher earnings from Altria’s equity investment in AB InBev. Basic and diluted EPS attributable to Altria of $3.69 and $3.68, respectively, decreased by 30.5% and 30.7%, respectively, due to lower net earnings attributable to Altria, partially offset by fewer shares outstanding.
2017 Compared with 2016
Net revenues, which include excise taxes billed to customers, decreased $168 million (0.7%), due primarily to lower net revenues in the smokeable products and wine segments, partially offset by higher net revenues in the smokeless products segment.
Cost of sales decreased $234 million (3.0%), due primarily to lower smokeable products segment shipment volume, partially offset by higher per unit settlement charges.
Excise taxes on products decreased $325 million (5.1%), due primarily to lower smokeable products segment shipment volume.
Marketing, administration and research costs decreased $324 million (12.2%), due primarily to lower costs in the smokeable products segment.

Operating income increased $832 million (9.5%), due primarily to higher operating results from the smokeable and smokeless products segments (which included lower asset impairment and exit costs).
Interest and other debt expense, net, decreased $42 million (5.6%), due primarily to lower interest costs on debt in 2017 as a result of debt refinancing activities in 2016 and higher interest income due to higher interest rates in 2017.
Earnings from Altria’s equity investment in AB InBev/SABMiller, which decreased $263 million (33.1%), were negatively impacted by AB InBev/SABMiller special items.
Altria’s effective income tax rate decreased 38.9 percentage points to an effective income tax benefit rate of 4.1%, substantially all of which was due to the Tax Reform Act. For further discussion, see Note 15.
Net earnings attributable to Altria of $10,222 million decreased $4,017 million (28.2%), due primarily to a lower gain on the AB InBev Transaction in 2017 and lower earnings from Altria’s equity investment in AB InBev/SABMiller, partially offset by a lower effective income tax rate, a loss on early extinguishment of debt in 2016 and higher operating income. Basic and diluted EPS attributable to Altria of $5.31, each decreased by 27.1% due to lower net earnings attributable to Altria, partially offset by fewer shares outstanding.

Operating Results by Business Segment
Tobacco Space
Business Environment
Summary
The United States tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of our tobacco subsidiaries and investees and our consolidated results of operations, cash flows or financial position. These challenges, some of which are discussed in more detail in Note 19, Item 1A and Item 3, include:

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
In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria’s tobacco subsidiaries. Our tobacco subsidiaries believe that a significant number of adult tobacco consumers switch among tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products and oral tobacco-derived nicotine products. The e-vapor category grew rapidly from 2012 through early 2015 off a small base, but then plateaued. The growth trend resumed in 2017 and accelerated rapidly in 2018. Growth of the e-vapor category and other innovative tobacco products has negatively impacted consumption levels and sales volume of other tobacco product categories. In connection with this rapid growth trend in the e-vapor category, Altria anticipates that the U.S. cigarette industry volume decline rate may exceed the recent long-term decline rate, with expected annual decline rates of 3.5% - 5% in 2019 and 4% - 5% in 2019 through 2023. Altria and its tobacco subsidiaries believe the innovative tobacco product categories will continue to be dynamic as adult tobacco consumers explore a variety of tobacco product options and as the regulatory environment for these innovative tobacco products evolves.
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

▪FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation: In July 2017, the FDA announced a comprehensive plan for tobacco and nicotine regulation that will serve as the FDA’s multi-year regulatory road map (the “July 2017 Comprehensive Plan”). The FDA has stated its belief that this approach will strike an appropriate balance between regulation and encouraging development of innovative tobacco products that may be less risky than cigarettes. Major components of the July 2017 Comprehensive Plan include the following:

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

▪
the FDA’s reconsideration of its approach to reviewing substantial equivalence reports for provisional products (see FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways below). As previously noted, a “provisional” product refers to cigarettes, cigarette tobacco and smokeless tobacco products modified or first commercially available after February 15, 2007 and before March 22, 2011; and

▪
the FDA’s planned issuance of foundational regulations identifying the information the FDA expects to be included in substantial equivalence reports and applications for “new tobacco products” and “modified risk tobacco products.” The FDA also plans to finalize guidance on how it intends to review new product applications for e-vapor products.

In September 2018, the FDA announced that, while it continues to be committed to the approach outlined in the July 2017 Comprehensive Plan, it is taking a number of steps to address underage use of e-vapor products, including (i) re-examining the FDA’s compliance policy that extended the dates for manufacturers of certain e-vapor products to submit applications for pre-market authorization and (ii) issuing letters to the manufacturers of certain e-vapor products requiring them to submit to the FDA plans for addressing youth access and use of e-vapor products. See FDA Regulatory Actions - Underage Access and Use of E-vapor Products below for steps Altria has taken in response to this request from the FDA.
In November 2018, the FDA announced additional steps it is considering taking with respect to flavored tobacco products because of concerns that these products are appealing to youth, including:

▪
revisiting its compliance policy regarding sales of flavored e-vapor products other than tobacco, mint and menthol by restricting sales to age-restricted, in-person locations and, if sold online, under heightened practices for age verification;

▪	proposing rulemaking that would seek to ban menthol in combustible tobacco products, including cigarettes and cigars;

▪	revisiting the extended timeline to submit applications for flavored cigars that were on the market as of August 8, 2016; and

▪	proposing a product standard to ban flavors in all cigars including products on the market as of August 8, 2016.
The FDA is monitoring youth tobacco usage rates, particularly usage rates of e-vapor products, and has indicated that it may exercise its regulatory authority by implementing measures designed to decrease youth tobacco use, potentially including the removal of e-vapor products from the market.
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
The FSPTCA imposes user fees on cigarette, cigarette tobacco, smokeless tobacco, cigar and pipe tobacco manufacturers and importers to pay for the cost of regulation and other matters. The FSPTCA does not impose user fees on e-vapor product manufacturers. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation and then among manufacturers and importers within each respective category based on their relative market shares, all as prescribed by the statute and FDA regulations. Payments for user fees are adjusted for several factors, including inflation, market share and industry volume. For a discussion of the impact of the FDA user fee payments on Altria, see Financial Review - Off-Balance Sheet Arrangements and Aggregate Contractual Obligations - Payments Under State Settlement Agreements and FDA Regulation below. In addition, compliance with the FSPTCA’s regulatory requirements has resulted and will continue to result in additional costs for our tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter or year to date period but could become material, either individually or in the aggregate, to one or more of our tobacco subsidiaries.
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

required to send to the FDA a report demonstrating substantial equivalence by March 22, 2011 for the FDA to determine if such tobacco products are “substantially equivalent” to products commercially available as of February 15, 2007.  Most cigarette and smokeless tobacco products currently marketed by PM USA and USSTC are provisional products, as are some of the products currently marketed by Nat Sherman. Our subsidiaries submitted timely substantial equivalence reports for these provisional products and can continue marketing these products unless the FDA makes a determination that a specific provisional product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products from the marketplace. In April 2018, the FDA announced that it will not review a certain subset of provisional product substantial equivalence reports and that those products can generally continue to be legally marketed without further FDA review. PM USA and USSTC have provisional products included in this subset of products, but also have provisional products that will continue to be subject to the substantial equivalence review process as discussed below. In addition, PM USA and USSTC submitted substantial equivalence reports on products proposed to be marketed after March 22, 2011 (“non-provisional” products). While our cigarette and smokeless tobacco subsidiaries believe all of their current products meet the statutory requirements of the FSPTCA, they cannot predict whether, when or how the FDA ultimately will apply its guidance to their various respective substantial equivalence reports or seek to enforce the law and regulations consistent with its guidance.
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
In order to continue marketing Other Tobacco Products modified or introduced into the market for the first time between February 15, 2007 and August 8, 2016, manufacturers originally were required to send to the FDA a report demonstrating substantial equivalence by May 8, 2018 or a new tobacco product application by November 8, 2018. In August 2017, the FDA extended the filing deadlines for combustible Other Tobacco Products, such as cigars and pipe tobacco, to August 8, 2021, and for non-combustible Other Tobacco Products, such as e-vapor and oral nicotine products, to August 8, 2022. The FDA also announced that it will permit manufacturers to continue to market such Other Tobacco Products until the FDA renders a decision on the applicable substantial equivalence report or new tobacco product application. However, as discussed below under Underage Access and Use of E-vapor Products, in September 2018, the FDA announced that it is re-examining these timelines for certain e-vapor products. Also, as noted above under FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation, the FDA announced in November 2018 that it proposes to revisit the extended compliance date by which manufacturers of flavored cigars first introduced into the market between February 15, 2007 and August 8, 2016 would have to submit substantial equivalence reports or new tobacco product applications for such products.
Because of the limited number of e-vapor products on the market as of February 15, 2007, e-vapor manufacturers may not be able to file substantial equivalence reports with the FDA on their e-vapor products in the market as of August 8, 2016. In such case, the e-vapor manufacturer would have to file new tobacco product applications which, among other things, demonstrate that the marketing of the e-vapor products would be appropriate for the protection of the public health. It is uncertain how the FDA will interpret the requirements for obtaining a “new tobacco product marketing order,” although as noted above the FDA has indicated its intention to issue appropriate regulations to clarify the requirements.
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

▪
Deeming Regulations: As discussed above under FSPTCA and FDA Regulation - The Regulatory Framework, in May 2016, the FDA issued final regulations for all Other Tobacco Products, imposing the FSPTCA regulatory framework on the tobacco products manufactured, marketed and sold by Middleton and Nat Sherman. At the same time the FDA issued its final deeming regulations, it also amended the Final Tobacco Marketing Rule as described above in FSPTCA and FDA Regulation - Final Tobacco Marketing Rule. Under the new regulations, for Other Tobacco Products modified or introduced into the market for the first time between February 15, 2007 and August 8, 2016, manufacturers must demonstrate substantial equivalence to a product on the market as of February 15, 2007 or obtain a “new tobacco marketing order” by certain specified dates to continue marketing those products. For further details, see FSPTCA and FDA Regulation - FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways above.

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

▪
Underage Access and Use of E-vapor Products: The FDA announced in September 2018 that it is using its regulatory authority to address underage access and use of e-vapor products. As part of this effort, the FDA issued letters to manufacturers of certain e-vapor products, including Nu Mark and JUUL, requiring them to (1) discuss with the FDA the steps each manufacturer intends to take to address youth access and use of its e-vapor products and (2) within 60 days provide a detailed written plan to address underage access and use.

In October 2018, Altria responded to the FDA’s request for a written plan setting forth the actions it was taking to address underage access and met with the FDA. In December 2018, Altria refocused its innovative product efforts, which included the discontinuation of all Nu Mark e-vapor products. Altria’s decision was based on current and expected financial performance of its innovative products, as well as regulatory restrictions limiting the ability to quickly improve such products. Later in December, Altria purchased, through a wholly owned subsidiary, a 35% economic interest in JUUL. Following the announcement of this investment, Altria requested a meeting with the FDA to discuss the transaction and its ongoing support for underage tobacco prevention. In February 2018, the FDA sent Altria a letter expressing concern about this investment given the rise in underage use of e-vapor products and issued a statement indicating that, if the increased trend in underage use of e-vapor products does not reverse, the FDA may unilaterally take action to address the trend. Altria responded by reaffirming its ongoing and long-standing investment in underage tobacco prevention efforts. For example, Altria is advocating raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels to further address underage tobacco use. Altria will meet with the FDA to continue discussing underage e-vapor use.
If the FDA determines that it should use its regulatory authority, such as through enforcement of the pre-market authorization requirements for e-vapor products, manufacturers of such products could be required to remove the products from the market until they receive pre-market authorization.

▪	Potential Product Standards

▪	Nicotine and Flavors: Pursuant to the July 2017 Comprehensive Plan, in March 2018 the FDA issued an ANPRM on the following matters:

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

▪
Flavors in all tobacco products: The role that flavors (including menthol) in tobacco products play in attracting youth and may play in helping some smokers switch to potentially less harmful forms of nicotine delivery. The FDA previously released its preliminary scientific evaluation on menthol, which states “that menthol cigarettes pose a public health risk above that seen with non-menthol cigarettes.” FDA’s evaluation followed an earlier report to the FDA from TPSAC on the impact of the use of menthol in cigarettes on the public health and included a recommendation that the “[r]emoval of menthol cigarettes from the marketplace would benefit public health in the United States” and an observation that any ban on menthol cigarettes could lead to an increase in contraband cigarettes and other potential unintended consequences. As discussed above under FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation, in November 2018, the FDA indicated that it is considering proposing rulemaking that would seek to ban menthol in combustible tobacco products, including cigarettes and cigars, and that it intends to propose a product standard that would ban flavors in all cigars including products on the market as of August 8, 2016. No future action can be taken by the FDA to regulate the manufacture, marketing or sale of menthol cigarettes (including a possible ban) until the completion of a full rulemaking process.

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
Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. By way of example, in 2009, the federal excise tax (“FET”) on cigarettes increased from $0.39 per pack to approximately $1.01 per pack; in 2010, the New York state excise tax increased by $1.60 to $4.35 per pack; in October 2014, Philadelphia, Pennsylvania enacted a $2.00 per pack local cigarette excise tax; and in November 2016, California passed a ballot measure to increase its cigarette excise tax by $2.00 per pack and its smokeless tobacco ad valorem excise tax from 27.30% to 65.08%, which went into effect on April 1, 2017 and July 1, 2017, respectively. Between the end of 1998 and February 22, 2019, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.79 per pack. In 2018, Kentucky, Oklahoma and Washington D.C. enacted cigarette excise tax increases. As of February 22, 2019, no state has increased its cigarette excise tax in 2019, but various increases are under consideration or have been proposed.
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
A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of February 22, 2019, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of February 22, 2019, 180 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain; and restrict smoking in public places.
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
State Settlement Agreements
As discussed in Note 19, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. For a discussion of the impact of the State Settlement Agreements on Altria, see Financial Review - Off-Balance Sheet Arrangement and Contractual Obligations - Payments Under State Settlement Agreements and FDA Regulation below and Note 19. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.
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
▪State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: An increasing number of states and localities have proposed legislation to increase the minimum age to purchase tobacco products above the current federal minimum age of 18. The following states have enacted such legislation: Virginia (21), California (21), Hawaii (21), Alabama (19), Alaska (19), New Jersey (21), Utah (19), Oregon (21), Maine (21) and Massachusetts (21).  Many localities (including New York City (21) and Chicago (21)) have taken similar actions.

Virginia enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, to 21 in February 2019 and legislation is under consideration in various other states. Although an increase in the minimum age to purchase tobacco products may have a negative impact on sales volume of our tobacco businesses, as discussed above under Underage Access and Use of E-vapor Products, Altria supports raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels, reflecting its longstanding commitment to combat underage tobacco use.
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

▪Governmental Investigations: From time to time, Altria and its subsidiaries are subject to governmental investigations on a range of matters. Altria and its subsidiaries cannot predict whether new investigations may be commenced.
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
Altria and its tobacco subsidiaries devote resources to help prevent illicit trade in tobacco products and to protect legitimate trade channels. For example, Altria’s tobacco subsidiaries engage in a number of initiatives to help prevent illicit trade in tobacco products, including communication with wholesale and retail trade members regarding illicit trade in tobacco products and how they can help prevent such activities; enforcement of wholesale and retail trade programs and policies that address illicit trade in tobacco products and, when necessary, litigation to protect their trademarks.
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

Operating Results
The following table summarizes operating results for the smokeable and smokeless products segments:

	For the Years Ended December 31,
	Net Revenues			Operating Companies Income
(in millions)	2018	2017	2016	2018	2017	2016
Smokeable products	$22,297	$22,636	$22,851	$8,408	$8,426	$7,766
Smokeless products	2,262	2,155	2,051	1,431	1,306	1,172
Total smokeable and smokeless products	$24,559	$24,791	$24,902	$9,839	$9,732	$8,938

Smokeable Products Segment
The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Years Ended December 31,
(sticks in millions)	2018	2017	2016
Cigarettes:
Marlboro	94,770	99,974	105,297
Other premium	5,552	5,967	6,382
Discount	9,469	10,665	11,251
Total cigarettes	109,791	116,606	122,930
Cigars:
Black & Mild	1,590	1,527	1,379
Other	11	15	24
Total cigars	1,601	1,542	1,403
Total smokeable products	111,392	118,148	124,333
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
The following table summarizes cigarettes retail share performance:

	Retail Share
	For the Years Ended December 31,
	2018	2017	2016
Cigarettes:
Marlboro	43.1%	43.4%	43.8%
Other premium	2.6	2.7	2.8
Discount	4.4	4.6	4.6
Total cigarettes	50.1%	50.7%	51.2%
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
For a discussion of volume trends and factors that impact volume and retail share performance, see Tobacco Space - Business Environment above.
PM USA and Middleton executed the following pricing and promotional allowance actions during 2018, 2017 and 2016:

▪Effective February 24, 2019, PM USA increased the list price on Marlboro and L&M by $0.11 per pack and Parliament and Virginia Slims by $0.16 per pack. In addition, PM USA increased the list price on all of its other cigarette brands by $0.31 per pack.
▪Effective September 23, 2018, PM USA increased the list price on Marlboro and L&M by $0.10 per pack and Parliament and Virginia Slims by $0.15 per pack. In addition, PM USA increased the list price on all of its other cigarette brands by $0.50 per pack.
▪Effective May 6, 2018, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.11 per five-pack.
▪Effective March 25, 2018, PM USA increased the list price on all of its cigarette brands by $0.09 per pack.
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
2018 Compared with 2017
Net revenues, which include excise taxes billed to customers, decreased $339 million (1.5%), due primarily to lower shipment volume ($1,438 million), partially offset by higher pricing ($1,104 million), which includes lower promotional investments.
Operating companies income was essentially unchanged as lower shipment volume ($779 million), higher costs ($343 million, which includes investments in strategic initiatives, higher asset impairment, exit and implementation costs and higher tobacco and health litigation items) and higher per unit settlement charges, were offset by higher pricing ($1,092 million), which includes lower promotional investments, and higher NPM Adjustment Items ($140 million).
Marketing, administration and research costs for the smokeable products segment include PM USA’s cost of administering and litigating product liability claims. Litigation defense costs are influenced by a number of factors, including the number and types of cases filed, the number of cases tried annually, the results of trials and appeals, the development of the law controlling relevant legal issues, and litigation strategy and tactics. For further discussion on these matters, see Note 19 and Item 3. For the years ended December 31, 2018, 2017 and 2016, product liability defense costs for PM USA were $179 million, $179 million and $234 million, respectively. The factors that have influenced past product liability defense costs are expected to continue to influence future costs. PM USA does not expect future product liability defense costs to be significantly different from product liability defense costs incurred in the last few years.
The smokeable products segment’s reported domestic cigarettes shipment volume decreased 5.8%, driven primarily by the industry’s rate of decline, retail share losses and trade inventory movements, partially offset by one extra shipping day. When adjusted for trade inventory movements and one extra shipping day, the smokeable products segment’s domestic cigarettes shipment volume decreased an estimated 5.5%. Total domestic cigarette industry volumes declined by an estimated 4.5%.
Shipments of premium cigarettes accounted for 91.4% of smokeable products’ reported domestic cigarettes shipment volume for 2018, versus 90.9% for 2017.
PM USA stabilized Marlboro retail share in 2018 at a full-year share of 43.1 share points, unchanged compared to Marlboro’s share in the fourth quarter of 2017.
2017 Compared with 2016
Net revenues, which include excise taxes billed to customers, decreased $215 million (0.9%), due primarily to lower shipment volume ($1,273 million), partially offset by higher pricing, which includes higher promotional investments.
Operating companies income increased $660 million (8.5%), due primarily to higher pricing ($1,023 million), which includes higher promotional investments, lower marketing, administration and research costs ($261 million, which includes 2016 state excise tax ballot initiative spending and lower product liability defense costs), lower asset impairment and exit costs ($97 million) and lower manufacturing costs. These factors were partially offset by lower shipment volume ($691 million) and higher per unit settlement charges.
The smokeable products segment’s reported domestic cigarettes shipment volume decreased 5.1%, driven primarily by the industry’s rate of decline, retail share declines and one fewer shipping day. When adjusted for calendar differences, the smokeable products segment’s domestic cigarettes shipment volume decreased an estimated 5%. Total domestic cigarette industry volumes declined by an estimated 4%.
Shipments of premium cigarettes accounted for 90.9% of smokeable products’ reported domestic cigarettes shipment volume for 2017, versus 90.8% for 2016.
Marlboro’s retail share declined 0.4 share points, driven primarily by competitive activity and the effect of the cigarette excise tax increase in California.

Smokeless Products Segment
The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume For the Years Ended December 31,
(cans and packs in millions)	2018	2017	2016
Copenhagen	531.7	531.6	525.1
Skoal	231.1	241.9	260.9
Copenhagen and Skoal	762.8	773.5	786.0
Other	69.8	67.8	67.5
Total smokeless products	832.6	841.3	853.5
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
The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share For the Years Ended December 31,
	2018	2017	2016
Copenhagen	34.4%	34.0%	33.5%
Skoal	16.2	16.7	18.2
Copenhagen and Skoal	50.6	50.7	51.7
Other	3.4	3.3	3.3
Total smokeless products	54.0%	54.0%	55.0%
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
For a discussion of volume trends and factors that impact volume and retail share performance, see Tobacco Space - Business Environment above.
USSTC executed the following pricing actions during 2018, 2017 and 2016:
▪Effective November 20, 2018, USSTC increased the list price on its Skoal X-TRA products and select Copenhagen products by $0.17 per can. USSTC also increased the list price on its Husky brand and on the balance of its Copenhagen and Skoal products by $0.07 per can. In addition, USSTC decreased the price on its Red Seal brand by $0.08 per can.
▪Effective June 5, 2018, USSTC increased the list price on all its brands by $0.07 per can.
▪Effective September 26, 2017, USSTC increased the list price on Copenhagen and Skoal popular price products by $0.12 per can. In addition, USSTC increased the list price on all its brands, except for Copenhagen and Skoal popular price products, by $0.07 per can.
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
2018 Compared with 2017
Net revenues, which include excise taxes billed to customers, increased $107 million (5.0%), due primarily to higher pricing ($138 million), which includes lower promotional investments, partially offset by lower shipment volume.
Operating companies income increased $125 million (9.6%), due primarily to higher pricing ($138 million), which includes lower promotional investments, and lower asset impairment, exit and implementation costs ($33 million), partially offset by lower shipment volume and higher costs (including investments in strategic investments).
The smokeless products segment’s reported domestic shipment volume decreased 1.0%, driven primarily by the industry’s rate of decline. When adjusted for trade inventory movements and calendar differences, the smokeless products segment’s domestic shipment volume declined an estimated 1%.
The smokeless products category volume declined an estimated 1.5% over the six months ended December 31, 2018.
2017 Compared with 2016
Net revenues, which include excise taxes billed to customers, increased $104 million (5.1%), due primarily to higher pricing ($168 million), which includes lower promotional investments, partially offset by unfavorable mix and lower shipment volume ($24 million).
Operating companies income increased $134 million (11.4%), due primarily to higher pricing ($168 million), which includes lower promotional investments, and lower manufacturing costs, partially offset by unfavorable mix and lower shipment volume ($18 million).
The smokeless products segment’s reported domestic shipment volume decreased 1.4%, driven primarily by declines in Skoal. After adjusting for trade inventory movements and other factors, the smokeless products segment’s domestic shipment volume declined an estimated 2%. The estimated smokeless products category volume was essentially unchanged over the six months ended December 31, 2017.

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

Operating Results
The following table summarizes operating results for the wine segment:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Net revenues	$691	$698	$746
Operating companies income	$50	$146	$164
2018 Compared with 2017
Net revenues, which include excise taxes billed to customers, decreased $7 million (1.0%), due primarily to lower shipment volume, partially offset by favorable premium mix.
Operating companies income decreased $96 million (65.8%), due primarily to the impairment of the Columbia Crest trademark ($54 million), higher costs and lower shipment volume, partially offset by favorable premium mix.

For 2018, Ste. Michelle’s reported wine shipment volume of 8,246 thousand cases decreased 3.3%.
2017 Compared with 2016
Net revenues, which include excise taxes billed to customers, decreased $48 million (6.4%), due primarily to lower shipment volume, partially offset by improved premium mix.
Operating companies income decreased $18 million (11.0%), due primarily to lower shipment volume.
For 2017, Ste. Michelle’s reported wine shipment volume of 8,530 thousand cases decreased 8.6%.
Financial Review
Net Cash Provided by Operating Activities
During 2018, net cash provided by operating activities was $8.4 billion compared with $4.9 billion during 2017. This increase was due primarily to lower payments of settlement charges and income taxes in 2018.
During 2017, net cash provided by operating activities was $4.9 billion compared with $3.8 billion during 2016. This increase was due primarily to the following:

▪	income taxes paid on both the cash proceeds from the AB InBev Transaction and gains from exercising derivative financial instruments associated with the AB InBev Transaction in 2016;

▪	higher operating companies income in the smokeable and smokeless products segments;

▪	lower contributions to Altria’s pension and postretirement plans in 2017; and

▪	lower payments for tobacco and health litigation items in 2017;
partially offset by:

▪	higher payments of settlement charges in 2017.
Altria had a working capital deficit at December 31, 2018 and 2017. Altria’s management believes that Altria has the ability to fund working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program and borrowings through its access to credit and capital markets.
At December 31, 2018, Altria’s working capital deficit included approximately $13.9 billion of debt coming due by December 31, 2019. In addition, Altria has an additional $1.0 billion of debt coming due by January 31, 2020. As discussed in the Debt and Liquidity - Debt section below, in February 2019, Altria repaid all the outstanding $12.8 billion of short-term borrowings under the Term Loan Agreement (defined below) with proceeds from the issuance of long-term senior unsecured notes.
Net Cash Provided by/Used in Investing Activities
During 2018, net cash used in investing activities was $13.0 billion compared with $0.5 billion during 2017. This increase was due primarily to Altria’s $12.8 billion investment in JUUL in 2018.

During 2017, net cash used in investing activities was $0.5 billion compared with net cash provided by investing activities of $3.7 billion during 2016. This change was due primarily to the following:

▪	proceeds of $4.8 billion from the AB InBev Transaction during 2016;

▪	proceeds of $0.5 billion from exercising derivative financial instruments associated with the AB InBev Transaction during 2016; and

▪	higher acquisitions of businesses and assets in 2017;
partially offset by:

▪	payment of approximately $1.6 billion for the purchase of ordinary shares of AB InBev during 2016.
Capital expenditures for 2018 increased 19.6% to $238 million, due primarily to spending related to manufacturing. Capital expenditures for 2019 are expected to be in the range of $225 million to $275 million, and are expected to be funded from operating cash flows.
Net Cash Used in Financing Activities
During 2018, net cash provided by financing activities was $4.7 billion compared with net cash used in financing activities of $7.8 billion during 2017. This change was due primarily to the following:

▪	$12.8 billion of short-term borrowings used to finance Altria’s investment in JUUL in 2018; and
▪lower repurchases of common stock during 2018;
partially offset by:

▪	higher dividends paid during 2018; and

▪	$0.9 billion repayment of Altria senior unsecured notes at scheduled maturity in 2018.
During 2017, net cash used in financing activities was $7.8 billion compared with $5.3 billion during 2016. This increase was due to the following:

▪	debt issuance of $2.0 billion of senior unsecured notes during 2016 used in part to repurchase senior unsecured notes in connection with the 2016 debt tender offer;

▪	higher repurchases of common stock during 2017; and

▪	higher dividends paid during 2017;
partially offset by:

▪	debt repayments of $0.9 billion and premiums and fees of $0.8 billion in connection with the debt tender offer during 2016.
Debt and Liquidity
Credit Ratings - Altria’s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under Altria’s credit agreement is discussed in Note 9.

See the discussion in Item 1A regarding the potential adverse impact of certain events on Altria’s credit ratings.
At December 31, 2018, the credit ratings and outlook for Altria’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s Investor Service, Inc. (“Moody’s”)	P-2	A3	Negative(1)
Standard & Poor’s Ratings Services (“Standard & Poor’s”)	A-2(2)	BBB(2)	Stable
Fitch Ratings Ltd. (“Fitch”)	F2	BBB(3)	Stable
(1) On December 20, 2018, Moody’s lowered the outlook for Altria to Negative from Stable.
(2) On December 20, 2018, Standard & Poor’s lowered the short-term debt credit rating for Altria to A-2 from A-1 and lowered the long-term debt credit rating for Altria to BBB from A-.
(3) On December 20, 2018, Fitch lowered the long-term debt credit rating for Altria to BBB from A- .
Credit Lines - From time to time, Altria has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At December 31, 2018, 2017 and 2016, Altria had no short-term borrowings under its commercial paper program.
On December 20, 2018, Altria entered into a senior unsecured term loan agreement (the “Term Loan Agreement”) in connection with its investments in JUUL and Cronos. At December 31, 2018, Altria had aggregate short-term borrowings under the Term Loan Agreement of $12.8 billion. Borrowings under the Term Loan Agreement were set to mature on December 19, 2019. In February 2019, Altria repaid all of the outstanding $12.8 billion of short-term borrowings under the Term Loan Agreement with net proceeds from the issuance of long-term senior unsecured notes. Upon such repayment, the Term Loan Agreement terminated in accordance with its terms. For further discussion, see the Debt section below.
On August 1, 2018, Altria entered into a senior unsecured 5-year revolving credit agreement, which is used for general corporate purposes that was subsequently amended on January 25, 2019 to include certain covenants that become effective upon the completion of Altria’s pending investment in Cronos (as amended, the “Credit Agreement”). At December 31, 2018 and 2017, Altria had no borrowings under the Credit Agreement. At December 31, 2018, credit available to Altria under the Credit Agreement was $3.0 billion.
At December 31, 2018, Altria was in compliance with its covenants associated with the Term Loan Agreement and Credit Agreement. Altria expects to continue to meet its covenants associated with the Credit Agreement. For further discussion, see Note 9.
Any commercial paper issued by Altria and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 20. Condensed Consolidating Financial Information to the consolidated financial statements in Item 8 (“Note 20”).
Financial Market Environment - Altria believes it has adequate liquidity and access to financial resources to meet its anticipated obligations and ongoing business needs in the foreseeable future. Altria monitors the credit quality of its bank group and is not aware of any potential non-performing credit provider in that group. Altria believes the lenders in its bank group will be willing and able to advance funds in accordance with their legal obligations. See Item 1A for certain risk factors associated with the foregoing discussion.
Investment in AB InBev - In October 2018, AB InBev announced a 50% rebase in the dividends it pays to its shareholders, which results in a reduction of cash dividends Altria receives from AB InBev. Altria does not expect the reduction to have a material impact on its consolidated financial position, liquidity or earnings. See Item 1A for a discussion of risks associated with the dividends paid by AB InBev on shares owned by Altria.
Debt - At December 31, 2018 and 2017, Altria’s total debt was $25.7 billion and $13.9 billion, respectively. The increase in debt was due primarily to $12.8 billion of short-term borrowings under the Term Loan Agreement incurred in connection with the investment in JUUL, partially offset by a repayment of $0.9 billion of debt at scheduled maturity in 2018.
The interest rate on Altria’s short-term borrowings, which is variable rate debt, was approximately 3.5% at December 31, 2018. Altria had no short-term borrowings at December 31, 2017.
All of Altria’s long-term debt outstanding at December 31, 2018 and 2017 was fixed-rate debt. The weighted-average coupon interest rate on total long-term debt was approximately 4.6% and 4.9% at December 31, 2018 and 2017, respectively.
In February 2019, Altria issued U.S. dollar denominated and Euro denominated long-term senior unsecured notes in the aggregate principal amounts of $11.5 billion and €4.25 billion, respectively (collectively, the “Notes”). Altria immediately converted the proceeds of the Euro denominated notes into U.S. dollars of $4.8 billion. The net proceeds from the Euro notes and a portion of the net proceeds from the U.S. dollar notes were used to repay in full the $12.8 billion of short-term borrowings under the Term Loan Agreement. The remaining net proceeds from the U.S. dollar notes are expected to be used to finance Altria’s investment in Cronos and for other general corporate purposes. The obligations of Altria under the Notes are fully and unconditionally guaranteed by PM USA. The Notes contain the following terms:
U.S. dollar denominated notes

▪	$1.0 billion at 3.490%, due 2022, interest payable semiannually beginning August 14, 2019;

▪	$1.0 billion at 3.800%, due 2024, interest payable semiannually beginning August 14, 2019;

▪	$1.5 billion at 4.400%, due 2026, interest payable semiannually beginning August 14, 2019;

▪	$3.0 billion at 4.800%, due 2029, interest payable semiannually beginning August 14, 2019;

▪	$2.0 billion at 5.800%, due 2039, interest payable semiannually beginning August 14, 2019;

▪	$2.5 billion at 5.950%, due 2049, interest payable semiannually beginning August 14, 2019; and

▪	$0.5 billion at 6.200%, due 2059, interest payable semiannually beginning August 14, 2019.
Euro denominated notes

▪	€1.25 billion at 1.000%, due 2023, interest payable annually beginning February 15, 2020;

▪	€0.75 billion at 1.700%, due 2025, interest payable annually beginning June 15, 2020;

▪	€1.0 billion at 2.200%, due 2027, interest payable annually beginning June 15, 2020; and

▪	€1.25 billion at 3.125%, due 2031, interest payable annually beginning June 15, 2020.
The other terms of the Notes are similar to Altria’s other senior unsecured notes, as discussed in Note 10.
Altria designated its Euro denominated notes as a net investment hedge of its investment in AB InBev.
For further details on short-term borrowings and long-term debt, see Note 9 and Note 10, respectively.
In October 2017, Altria filed a registration statement on Form S-3 with the SEC, under which Altria may offer debt securities or warrants to purchase debt securities from time to time over a three-year period from the date of filing.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Altria has no off-balance sheet arrangements, including special purpose entities, other than guarantees and contractual obligations that are discussed below.
Guarantees and Other Similar Matters - As discussed in Note 19, Altria and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at December 31, 2018. From time to time, subsidiaries of Altria also issue lines of credit to affiliated entities. In addition, as discussed in Note 20, PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under its Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity. For further discussion regarding Altria’s liquidity, see the Debt and Liquidity section above.
Aggregate Contractual Obligations - The following table summarizes Altria’s contractual obligations at December 31, 2018:

	Payments Due
(in millions)	Total	2019	2020 - 2021	2022 - 2023	2024 and Thereafter
Long-term debt (1)	$13,153	$1,144	$2,500	$2,250	$7,259
Interest on borrowings (2)	7,710	610	933	753	5,414
Operating leases (3)	182	41	66	41	34
Purchase obligations: (4)
Inventory and production costs	3,896	940	1,232	573	1,151
Other	1,027	614	254	159	—
	4,923	1,554	1,486	732	1,151
Other long-term liabilities (5)	1,848	74	149	230	1,395
	$27,816	$3,423	$5,134	$4,006	$15,253
(1) Amounts represent the expected cash payments of Altria’s long-term debt.
(2) Amounts represent the expected cash payments of Altria’s interest expense on its long-term debt. Interest on Altria’s long-term debt, which was all fixed-rate debt at December 31, 2018, is presented using the stated coupon interest rate. Amounts exclude the amortization of debt discounts and debt issuance costs, the amortization of loan fees and fees for lines of credit that would be included in interest and other debt expense, net in the consolidated statements of earnings.
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
(5) Other long-term liabilities consist of accrued postretirement health care costs and certain accrued pension costs. The amounts included in the table above for accrued pension costs consist of the actuarially determined anticipated minimum funding requirements for each year from 2019 through 2023. Contributions beyond 2023 cannot be reasonably estimated and, therefore, are not included in the table above. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued postemployment costs, income taxes and tax contingencies, and other accruals. Altria is unable to estimate the timing of payments for these items.
The State Settlement Agreements and related legal fee payments, and payments for FDA user fees, as discussed below and in Note 19, are excluded from the table above, as the payments are subject to adjustment for several factors, including inflation, operating income, market share and industry volume. Litigation escrow deposits, as discussed below and in Note 19, are also excluded from the table above since these deposits will be returned to PM USA should it prevail on appeal.
Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 19, PM USA and Nat Sherman have entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, PM USA, Middleton, Nat Sherman and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Altria’s subsidiaries recorded approximately $4.5 billion, $4.7 billion and $4.9 billion of charges to cost of sales for the years ended December 31, 2018, 2017 and 2016, respectively, in connection with the State Settlement Agreements and FDA user fees. For further discussion of the resolutions of certain disputes with states and territories related to the NPM Adjustment provision under the MSA, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 19.
Based on current agreements, 2018 market share and estimated annual industry volume decline rates, the estimated amounts that Altria’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees approximate $4.7 billion in 2019 and 2020 and $4.6 billion each year thereafter. These amounts exclude the potential impact of the NPM Adjustment provision applicable under the MSA and the revised NPM Adjustment provisions applicable under the resolutions of the NPM Adjustment disputes.
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
Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of December 31, 2018, PM USA had posted appeal bonds totaling approximately $100 million, which have been collateralized with restricted cash that are included in assets on the consolidated balance sheet.
Although litigation is subject to uncertainty and an adverse outcome or settlement of litigation could have a material adverse effect on the financial position, cash flows or results of operations of PM USA, UST or Altria in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 19, Item 3 and Item 1A, management expects cash flow from operations, together with Altria’s access to capital markets, to provide sufficient liquidity to meet ongoing business needs.
Equity and Dividends
As discussed in Note 12. Stock Plans to the consolidated financial statements in Item 8, during 2018 Altria granted an aggregate of

0.9 million restricted stock units and 0.2 million performance stock units to eligible employees.
At December 31, 2018, the number of shares to be issued upon vesting of restricted stock units and performance stock units was not significant.
Dividends paid in 2018 and 2017 were approximately $5.4 billion and $4.8 billion, respectively, an increase of 12.6%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria under its share repurchase programs.
During the first quarter of 2018, the Board of Directors approved a 6.1% increase in the quarterly dividend rate to $0.70 per share of Altria common stock versus the previous rate of $0.66 per share. During the third quarter of 2018, the Board of Directors approved an additional 14.3% increase in the quarterly dividend rate to $0.80 per share of Altria common stock, resulting in an overall quarterly dividend rate increase of 21.2% since the beginning of 2018. Altria expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $3.20 per share. Future dividend payments remain subject to the discretion of the Board of Directors.
For a discussion of Altria’s share repurchase programs, see Note 11. Capital Stock to the consolidated financial statements in Item 8 and Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K.
New Accounting Guidance Not Yet Adopted
See Note 2 for a discussion of issued accounting guidance applicable to, but not yet adopted by, Altria.
Contingencies
See Note 19 and Item 3 for a discussion of contingencies.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rates
At December 31, 2018 and 2017, the fair value of Altria’s long-term debt was $12.5 billion and $15.3 billion, respectively. The fair value of Altria’s long-term debt is subject to fluctuations resulting from changes in market interest rates. A 1% increase in market interest rates at December 31, 2018 and 2017 would decrease the fair value of Altria’s long-term debt by approximately $0.8 billion and $1.2 billion, respectively. A 1% decrease in market interest rates at December 31, 2018 and 2017 would increase the fair value of Altria’s long-term debt by approximately $0.9 billion and $1.3 billion, respectively.
Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria’s long-term senior unsecured debt ratings at December 31, 2018 for borrowings under the Credit Agreement was 1.0%. At December 31, 2018, Altria had no borrowings under the Credit Agreement.

Item 8. Financial Statements and Supplementary Data.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions of dollars)
________________________

at December 31,	2018	2017
Assets
Cash and cash equivalents	$1,333	$1,253
Receivables	142	142
Inventories:
Leaf tobacco	940	941
Other raw materials	186	170
Work in process	647	560
Finished product	558	554
	2,331	2,225
Income taxes	167	461
Other current assets	326	263
Total current assets	4,299	4,344

Property, plant and equipment, at cost:
Land and land improvements	309	302
Buildings and building equipment	1,442	1,437
Machinery and equipment	2,981	2,975
Construction in progress	218	165
	4,950	4,879
Less accumulated depreciation	3,012	2,965
	1,938	1,914

Goodwill	5,196	5,307
Other intangible assets, net	12,279	12,400
Investment in AB InBev	17,696	17,952
Investment in JUUL	12,800	—
Other assets	1,430	1,285
Total Assets	$55,638	$43,202

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
____________________________________________

at December 31,	2018	2017
Liabilities
Short-term borrowings	$12,704	$—
Current portion of long-term debt	1,144	864
Accounts payable	399	374
Accrued liabilities:
Marketing	586	695
Employment costs	189	188
Settlement charges	3,454	2,442
Other	1,214	971
Dividends payable	1,503	1,258
Total current liabilities	21,193	6,792

Long-term debt	11,898	13,030
Deferred income taxes	5,172	5,247
Accrued pension costs	544	445
Accrued postretirement health care costs	1,749	1,987
Other liabilities	254	283
Total liabilities	40,810	27,784
Contingencies (Note 19)
Redeemable noncontrolling interest	39	38
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,961	5,952
Earnings reinvested in the business	43,962	42,251
Accumulated other comprehensive losses	(2,547)	(1,897)
Cost of repurchased stock (931,903,722 shares at December 31, 2018 and 904,702,125 shares at December 31, 2017)	(33,524)	(31,864)
Total stockholders’ equity attributable to Altria	14,787	15,377
Noncontrolling interests	2	3
Total stockholders’ equity	14,789	15,380
Total Liabilities and Stockholders’ Equity	$55,638	$43,202

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Earnings
(in millions of dollars, except per share data)
____________________________________

for the years ended December 31,	2018	2017	2016
Net revenues	$25,364	$25,576	$25,744
Cost of sales	7,373	7,531	7,765
Excise taxes on products	5,737	6,082	6,407
Gross profit	12,254	11,963	11,572
Marketing, administration and research costs	2,756	2,338	2,662
Asset impairment and exit costs	383	32	149
Operating income	9,115	9,593	8,761
Interest and other debt expense, net	665	705	747
Loss on early extinguishment of debt	—	—	823
Net periodic benefit (income) cost, excluding service cost	(34)	37	(1)
Earnings from equity investment in AB InBev/SABMiller	(890)	(532)	(795)
Loss (gain) on AB InBev/SABMiller business combination	33	(445)	(13,865)
Earnings before income taxes	9,341	9,828	21,852
Provision (benefit) for income taxes	2,374	(399)	7,608
Net earnings	6,967	10,227	14,244
Net earnings attributable to noncontrolling interests	(4)	(5)	(5)
Net earnings attributable to Altria	$6,963	$10,222	$14,239
Per share data:
Basic earnings per share attributable to Altria	$3.69	$5.31	$7.28
Diluted earnings per share attributable to Altria	$3.68	$5.31	$7.28

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
_______________________

for the years ended December 31,	2018	2017	2016
Net earnings	$6,967	$10,227	$14,244
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	68	209	(38)
AB InBev/SABMiller	(309)	(54)	1,265
Currency translation adjustments and other	(1)	—	1
Other comprehensive (losses) earnings, net of deferred income taxes	(242)	155	1,228

Comprehensive earnings	6,725	10,382	15,472
Comprehensive earnings attributable to noncontrolling interests	(4)	(5)	(5)
Comprehensive earnings attributable to Altria	$6,721	$10,377	$15,467

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions of dollars)
__________________

for the years ended December 31,	2018	2017	2016
Cash Provided by (Used in) Operating Activities
Net earnings	$6,967	$10,227	$14,244
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	227	209	204
Deferred income tax (benefit) provision	(57)	(3,126)	3,119
Earnings from equity investment in AB InBev/SABMiller	(890)	(532)	(795)
Loss (gain) on AB InBev/SABMiller business combination	33	(445)	(13,865)
Dividends from AB InBev/SABMiller	657	806	739
Asset impairment and exit costs, net of cash paid	354	(38)	106
Loss on early extinguishment of debt	—	—	823
Cash effects of changes:
Receivables	—	10	(27)
Inventories	(129)	(171)	(34)
Accounts payable	27	(55)	24
Income taxes	218	(294)	(231)
Accrued liabilities and other current assets	(21)	(85)	(113)
Accrued settlement charges	980	(1,259)	111
Pension and postretirement plans contributions	(41)	(294)	(531)
Pension provisions and postretirement, net	(13)	(11)	(73)
Other, net	79	(41)	125
Net cash provided by operating activities	8,391	4,901	3,826
Cash Provided by (Used in) Investing Activities
Capital expenditures	(238)	(199)	(189)
Acquisitions of businesses and assets	(15)	(415)	(45)
Investment in JUUL	(12,800)	—	—
Proceeds from finance assets	37	133	231
Proceeds from AB InBev/SABMiller business combination	—	—	4,773
Purchase of AB InBev ordinary shares	—	—	(1,578)
Proceeds from derivative financial instruments	35	—	510
Other, net	(7)	14	6
Net cash (used in) provided by investing activities	(12,988)	(467)	3,708

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
__________________

for the years ended December 31,	2018	2017	2016
Cash Provided by (Used in) Financing Activities
Proceeds from short-term borrowings	$12,800	$—	$—
Long-term debt issued	—	—	1,976
Long-term debt repaid	(864)	—	(933)
Repurchases of common stock	(1,673)	(2,917)	(1,030)
Dividends paid on common stock	(5,415)	(4,807)	(4,512)
Premiums and fees related to early extinguishment of debt	—	—	(809)
Other, net	(132)	(47)	(21)
Net cash provided by (used in) financing activities	4,716	(7,771)	(5,329)
Cash, cash equivalents and restricted cash:
Increase (decrease)	119	(3,337)	2,205
Balance at beginning of year	1,314	4,651	2,446
Balance at end of year	$1,433	$1,314	$4,651
Cash paid: Interest	$704	$696	$775
Income taxes	$2,307	$3,036	$4,664
The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported on Altria’s consolidated balance sheets:

at December 31,	2018	2017	2016
Cash and cash equivalents	$1,333	$1,253	$4,569
Restricted cash included in other current assets (1)	57	25	—
Restricted cash included in other assets (1)	43	36	82
Cash, cash equivalents and restricted cash	$1,433	$1,314	$4,651
(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 19. Contingencies.

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in millions of dollars, except per share data)
____________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2015	$935	$5,813	$27,257	$(3,280)	$(27,845)	$(7)	$2,873
Net earnings (1)	—	—	14,239	—	—	—	14,239
Other comprehensive earnings, net of deferred income taxes	—	—	—	1,228	—	—	1,228
Stock award activity	—	90	—	—	(37)	—	53
Cash dividends declared ($2.35 per share)	—	—	(4,590)	—	—	—	(4,590)
Repurchases of common stock	—	—	—	—	(1,030)	—	(1,030)
Other	—	(10)	—	—	—	10	—
Balances, December 31, 2016	935	5,893	36,906	(2,052)	(28,912)	3	12,773
Net earnings (1)	—	—	10,222	—	—	—	10,222
Other comprehensive earnings, net of deferred income taxes	—	—	—	155	—	—	155
Stock award activity	—	59	—	—	(35)	—	24
Cash dividends declared ($2.54 per share)	—	—	(4,877)	—	—	—	(4,877)
Repurchases of common stock	—	—	—	—	(2,917)	—	(2,917)
Balances, December 31, 2017	935	5,952	42,251	(1,897)	(31,864)	3	15,380
Reclassification due to adoption of ASU 2018-02 (2)	—	—	408	(408)	—	—	—
Net earnings (1)	—	—	6,963	—	—	—	6,963
Other comprehensive losses, net of deferred income taxes	—	—	—	(242)	—	—	(242)
Stock award activity	—	9	—	—	13	—	22
Cash dividends declared ($3.00 per share)	—	—	(5,660)	—	—	—	(5,660)
Repurchases of common stock	—	—	—	—	(1,673)	—	(1,673)
Other	—	—	—	—	—	(1)	(1)
Balances, December 31, 2018	$935	$5,961	$43,962	$(2,547)	$(33,524)	$2	$14,789

(1) Amounts attributable to noncontrolling interests for each of the years ended December 31, 2018, 2017 and 2016 exclude net earnings of $4 million, $5 million and $5 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the consolidated balance sheets at December 31, 2018, 2017 and 2016. See Note 19. Contingencies.
(2) For further discussion, see Note 15. Income Taxes.

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_______________________________

Note 1.     Background and Basis of Presentation
▪Background: At December 31, 2018, Altria Group, Inc.’s (“Altria”) wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”), which are engaged in the manufacture and sale of super premium cigarettes and the sale of premium cigars; and UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine. Altria’s other operating companies included Philip Morris Capital Corporation (“PMCC”), which maintains a portfolio of finance assets, substantially all of which are leveraged leases, and Nu Mark LLC (“Nu Mark”), both of which are wholly-owned subsidiaries. In December 2018, Altria announced the decision to refocus its innovative product efforts, which includes the discontinuation of production and distribution of all MarkTen and Green Smoke e-vapor products. Prior to that time, Nu Mark was engaged in the manufacture and sale of innovative tobacco products. Other Altria wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria and its subsidiaries. Altria’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At December 31, 2018, Altria’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At September 30, 2016, Altria had an approximate 27% ownership of SABMiller plc (“SABMiller”), which Altria accounted for under the equity method of accounting. In October 2016, Anheuser-Busch InBev SA/NV (“Legacy AB InBev”) completed its business combination with SABMiller, and Altria received cash and shares representing a 9.6% ownership in the combined company (the “AB InBev Transaction”). The newly formed Belgian company, which retained the name Anheuser-Busch InBev SA/NV (“AB InBev”), became the holding company for the combined businesses. Subsequently, Altria purchased approximately 12 million ordinary shares of AB InBev, increasing Altria’s ownership to approximately 10.2% at December 31, 2016. At December 31, 2018, Altria had an approximate 10.1% ownership of AB InBev, which Altria accounts for under the equity method of accounting using a one-quarter lag. As a result of the one-quarter lag and the timing of the completion of the AB InBev Transaction, no earnings from Altria’s equity investment in AB InBev were recorded for the year ended December 31, 2016. Altria receives cash dividends on its interest in AB InBev if and when AB InBev pays such dividends. For further discussion, see Note 7. Investment in AB InBev/SABMiller.
On December 20, 2018, Altria purchased, through a wholly-owned subsidiary, shares of non-voting convertible common stock of JUUL Labs, Inc. (“JUUL”), representing a 35% economic interest for $12.8 billion. JUUL is engaged in the manufacture and sale of e-vapor products globally. If and when antitrust clearance is obtained, Altria’s non-voting shares will automatically convert to voting shares (“Share Conversion”). At December 31, 2018, Altria accounted for its investment in JUUL as an investment in an equity security. Upon Share Conversion, Altria expects to account for its investment in JUUL under the equity method of accounting. Altria will receive cash dividends on its interest in JUUL if and when JUUL pays such dividends. For further discussion, see Note 8. Investment in JUUL.
On December 7, 2018, Altria announced that it entered into an agreement to purchase, through a subsidiary, approximately 146.2 million newly issued common shares of Cronos Group Inc. (“Cronos”), a global cannabinoid company headquartered in Toronto, Canada. Altria expects the transaction to close in the first half of 2019. Upon completion of this transaction, Altria will own an approximate 45% equity interest in Cronos. Additionally, the agreement includes a warrant to purchase up to an additional approximately 72.2 million common shares of Cronos at a per share exercise price of Canadian dollar (“CAD”) $19.00. The purchase price for the approximate 45% equity interest and warrant is approximately CAD $2.4 billion (approximately U.S. dollar (“USD”) $1.8 billion, based on the CAD to USD exchange rate on January 25, 2019), to be paid on the date of the closing of the transaction. Upon full exercise of the warrant, which expires four years after issuance, Altria would own approximately 55% of the outstanding common shares of Cronos. The exercise price for the warrant is approximately CAD $1.4 billion (approximately USD $1.0 billion, based on the CAD to USD exchange rate on January 25, 2019). As part of the agreement, upon completion of this transaction, Altria will have the right to nominate four directors, including one independent director, to serve on Cronos’ Board of Directors, which will be expanded from five to seven directors. Altria expects to account for its investment in Cronos under the equity method of accounting. The closing of this transaction is subject to certain customary closing conditions, including approval of Cronos shareholders and receipt of regulatory approvals.
In January 2019, Altria entered into derivative financial instruments in the form of forward contracts, which mature on April 15, 2019, to hedge a portion of Altria’s exposure to foreign currency exchange rate movements in the CAD to USD, in relation to the CAD $2.4 billion aggregate purchase price for the Cronos transaction. The aggregate notional amounts of the forward contracts were approximately USD $1.1 billion (CAD

$1.5 billion). The forward contracts do not qualify for hedge accounting; therefore, changes in the fair values of the forward contracts will be recorded as gains or losses in Altria’s consolidated statements of earnings in the periods in which the changes occur.
▪Basis of Presentation: The consolidated financial statements include Altria, as well as its wholly-owned and majority-owned subsidiaries. Investments in which Altria has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method of accounting. Equity investments in which Altria does not have the ability to exercise significant influence over the operating and financial policies of the investee are accounted for as an investment in an equity security. All intercompany transactions and balances have been eliminated.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. Significant estimates and assumptions include, among other things, pension and benefit plan assumptions, lives and valuation assumptions for goodwill and other intangible assets, impairment evaluations for equity investments, marketing programs, income taxes, and the allowance for losses and estimated residual values of finance leases. Actual results could differ from those estimates.
On January 1, 2018, Altria adopted the following Accounting Standards Updates (“ASU”):

▪
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all related ASU amendments (collectively “ASU No. 2014-09”), as discussed in Note 2. Summary of Significant Accounting Policies and Note 3. Revenues from Contracts with Customers;

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

▪
ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU No. 2017-07”), as discussed in Note 17. Benefit Plans.

Additionally, on October 1, 2018, Altria adopted ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU No. 2018-02”), as discussed in Note 15. Income Taxes.

The adoption of ASU No. 2016-01, which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments, did not impact Altria’s consolidated financial statements.
The adoption of ASU No. 2016-15, which addresses how eight specific cash flow issues are to be presented and classified in the statement of cash flows, did not impact Altria’s consolidated statements of cash flows. In addition, Altria made an accounting policy election to continue to classify distributions received from equity method investees using the nature of distribution approach.
ASU No. 2016-18, which Altria adopted retrospectively, requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. As a result of the adoption, restricted cash of $61 million and $82 million at December 31, 2017 and 2016, respectively, was included in cash, cash equivalents and restricted cash on Altria’s consolidated statements of cash flows.
Certain prior year amounts have been reclassified to conform with the current year’s presentation due primarily to Altria’s 2018 adoption of ASU No. 2016-18 and ASU No. 2017-07.

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
Altria reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable. Altria performs undiscounted operating cash flow analyses to determine if an impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, Altria groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If Altria determines that an impairment exists, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. Altria also reviews the estimated remaining useful lives of long-lived assets whenever events or changes in business circumstances indicate the lives may have changed.
Altria conducts a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require Altria to perform an interim review. If the carrying value of goodwill exceeds its fair value, which is determined using discounted cash flows, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the implied fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, which is determined using discounted cash flows, the intangible asset is considered impaired and is reduced to fair value.
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
Altria reviews its investment in JUUL for impairment by performing a qualitative assessment of impairment indicators. If a qualitative assessment indicates that Altria’s investment in JUUL is impaired and the fair value of the investment is less than its carrying value, the investment is written down to its fair value.
▪Derivative Financial Instruments: Altria enters into derivatives to mitigate the potential impact of certain market risks, including foreign currency exchange rate risk. Altria uses various types of derivative financial instruments, including forward contracts, options and swaps.
Derivative financial instruments are recorded at fair value on the consolidated balance sheets as either assets or liabilities. Derivative financial instruments that qualify for hedge accounting are designated as either fair value hedges, cash flow hedges or net investment hedges at the inception of the contracts. For fair value hedges, changes in the fair value of the derivative, as well as the offsetting changes in the fair value of the hedged item, are recorded in the consolidated statements of earnings each period. For cash flow hedges, changes in the fair value of the derivative are recorded each period in accumulated other comprehensive earnings (losses) and are reclassified to the consolidated statements of earnings in the same periods in which operating results are affected by the respective hedged item. For net investment hedges, changes in the fair value of the derivative or foreign currency transaction gains or losses on a nonderivative hedging instrument are recorded in accumulated other comprehensive earnings (losses) to offset the change in the value of the net investment being hedged. Such amounts remain in accumulated other comprehensive earnings (losses) until the complete or substantially complete liquidation of the underlying foreign operations occurs or, for investments in foreign entities accounted for under the equity method of accounting, Altria’s economic interest in the underlying foreign entity decreases. Cash flows from hedging instruments are classified in the same manner as the respective hedged item in the consolidated statements of cash flows.
To qualify for hedge accounting, the hedging relationship, both at inception of the hedge and on an ongoing basis, is expected to be highly effective at offsetting changes in the fair value of the hedged risk during the period that the hedge is designated. Altria formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective, the strategy for undertaking the hedge transaction and method for assessing hedge effectiveness. Additionally, for qualified hedges of forecasted transactions, if it becomes probable that a forecasted transaction will not occur, the hedge would no longer be considered effective and all of the derivative gains and losses would be recorded in the consolidated statement of earnings in the current period.
For financial instruments that are not designated as hedging instruments or do not qualify for hedge accounting, changes in fair value are recorded in the consolidated statements of earnings each period. Altria does not enter into or hold derivative financial instruments for trading or speculative purposes.
▪Employee Benefit Plans: Altria provides a range of benefits to certain employees and retired employees, including pension, postretirement health care and postemployment benefits. Altria records annual amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions as to discount rates, assumed rates of return on plan assets, mortality, compensation increases, turnover rates and health care cost trend rates.
Altria recognizes the funded status of its defined benefit pension and other postretirement plans on the consolidated balance sheet and records as a component of other comprehensive earnings (losses), net of deferred income taxes, the gains or losses and prior service costs or credits that have not been recognized as components of net periodic benefit cost. The gains or losses and prior service costs or credits recorded as components of other comprehensive earnings (losses) are subsequently amortized into net periodic benefit cost in future years.
▪Environmental Costs: Altria is subject to laws and regulations relating to the protection of the environment. Altria provides for expenses associated with environmental remediation obligations on an undiscounted basis when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change.
Compliance with environmental laws and regulations, including the payment of any remediation and compliance costs or damages and the making of related expenditures, has not had, and is not expected to have, a material adverse effect on Altria’s consolidated results of operations, capital expenditures, financial position or cash flows (see Note 19. Contingencies - Environmental Regulation).
▪Fair Value Measurements: Altria measures certain assets and liabilities at fair value. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Altria uses a fair value hierarchy, which gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of inputs used to measure fair value are:

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
▪Guarantees: Altria recognizes a liability for the fair value of the obligation of qualifying guarantee activities. See Note 19. Contingencies for a further discussion of guarantees.
▪Income Taxes: Significant judgment is required in determining income tax provisions and in evaluating tax positions.
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Altria records a valuation allowance when it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.
Altria recognizes a benefit for uncertain tax positions when a tax position taken or expected to be taken in a tax return is more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Altria recognizes accrued interest and penalties associated with uncertain tax positions as part of the provision for income taxes in its consolidated statements of earnings.
•Inventories: The last-in, first-out (“LIFO”) method is used to determine the cost of substantially all tobacco inventories. The cost of the remaining inventories is determined using the first-in, first-out (“FIFO”) and average cost methods. Inventories that are measured using the LIFO method are stated at the lower of cost or market. Inventories that are measured using the FIFO and average cost methods are stated at the lower of cost and net realizable value. It is a generally recognized industry practice to classify leaf tobacco and wine inventories as current assets although part of such inventory, because of the duration of the curing and aging process, ordinarily would not be used within one year.
▪Litigation Contingencies and Costs: Altria and its subsidiaries record provisions in the consolidated financial statements for pending litigation when it is determined that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Litigation defense costs are expensed as incurred and included in marketing, administration and research costs in the consolidated statements of earnings. See Note 19. Contingencies.
▪Marketing Costs: Altria’s businesses promote their products with consumer incentives, trade promotions and consumer engagement programs. These consumer incentive and trade promotion activities, which include discounts, coupons, rebates, in-store display incentives and volume-based incentives, do not create a distinct deliverable and are, therefore, recorded as a reduction of revenues. Consumer engagement program payments are made to third parties. Altria’s businesses expense these consumer engagement programs, which include event marketing, as incurred and such expenses are included in marketing, administration and research costs in Altria’s consolidated statements of earnings. For interim reporting purposes, Altria’s businesses charge consumer engagement programs and certain consumer incentive expenses to operations as a percentage of sales, based on estimated sales and related expenses for the full year.
▪Revenue Recognition: On January 1, 2018, Altria adopted ASU No. 2014-09. For further discussion, see Note 3. Revenues from Contracts with Customers.
Altria’s businesses generate substantially all of their revenue from sales contracts with customers. While Altria’s businesses enter into separate sales contracts with each customer for each product type, all sales contracts are similarly structured. These contracts create an obligation to transfer product to the customer. All performance obligations are satisfied within one year; therefore, costs to obtain contracts are expensed as incurred and unsatisfied performance obligations are not disclosed. There is no financing component because Altria expects, at contract inception, that the period between when Altria transfers product to the customer and when the customer pays for that product will be one year or less.
Altria’s businesses define net revenues as revenues, which include excise taxes and shipping and handling charges billed to customers, net of cash discounts for prompt payment, sales returns (also referred to as returned goods) and sales incentives. Altria’s businesses exclude from the transaction price sales taxes and value-added taxes imposed at the time of sale (which do not include excise taxes on cigarettes, cigars, smokeless tobacco or wine billed to customers).
Altria’s businesses recognize revenues from sales contracts with customers upon shipment of goods when control of such products is obtained by the customer. Altria’s businesses determine that a customer obtains control of the product upon shipment when title of such product and risk of loss transfers to the customer. Altria’s businesses account for shipping and handling costs as fulfillment costs and such amounts are classified as part of cost of sales in Altria’s consolidated statements of earnings. Altria’s businesses record an allowance for returned goods, based principally on historical volume and return rates, which is included in other accrued liabilities on Altria’s consolidated balance sheets. Altria’s businesses record sales incentives, which consist of consumer incentives and trade promotion activities, as a reduction to revenues (a portion of which is based on amounts estimated as being due to wholesalers, retailers and consumers at the end of a period) based principally on historical volume, utilization and redemption rates. Expected payments for sales incentives are included in accrued marketing liabilities on Altria’s consolidated balance sheets.
Payment terms vary depending on product type. Altria’s businesses consider payments received in advance of product shipment as deferred revenue, which is included in other accrued liabilities on Altria’s consolidated balance sheets until revenue is recognized. PM USA receives payment in advance of a customer obtaining control of the product. USSTC receives substantially all payments within one business day of the customer obtaining control of the product. Ste. Michelle receives substantially all payments from customers within 45 days of the customer obtaining control of the product. Amounts due from customers are included in receivables on Altria’s consolidated balance sheets.
▪New Accounting Guidance Not Yet Adopted: The following table provides a description of issued accounting guidance applicable to, but not yet adopted by, Altria:

Standards	Description	Effective Date for Public Entity	Effect on Financial Statements
ASU Nos. 2016-02; 2018-01; 2018-10; 2018-11; 2018-20 Leases (Topic 842)	The guidance requires entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.	The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted.
As a lessor, PMCC maintains a portfolio of finance assets, substantially all of which are leveraged leases, the accounting of which will be unchanged under the new guidance and is not expected to change unless there is a contract modification to an existing lease. As lessees, Altria and its subsidiaries’ various leases under existing guidance are classified as operating leases that are not recorded on Altria’s consolidated balance sheets but are recorded in Altria’s consolidated statements of earnings as expense is incurred. Altria plans to apply the new guidance retrospectively at the beginning of the period of adoption and will record substantially all leases on its consolidated balance sheets as right-of-use assets and lease liabilities. Altria does not expect its adoption of this guidance to have a material impact on Altria’s consolidated financial statements. The adoption of this guidance will result in expanded footnote disclosures.

ASU Nos. 2016-13 and 2018-19 Measurement of Credit Losses on Financial Instruments (Topic 326)
The guidance replaces the current incurred loss impairment methodology for recognizing credit losses for financial assets with a methodology that reflects the entity’s current estimate of all expected credit losses and requires consideration of a broader range of reasonable and supportable information for estimating credit losses.

The guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period.
The adoption of this guidance is not expected to have a material impact on Altria’s consolidated financial statements.
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

Note 3.     Revenues from Contracts with Customers
On January 1, 2018, Altria adopted ASU No. 2014-09, which establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. Altria elected to apply the guidance using the modified retrospective transition method. The adoption of this guidance had no impact on the amount and timing of revenue recognized by Altria’s businesses; therefore, no adjustments were recorded to Altria’s consolidated financial statements.
Altria disaggregates net revenues based on product type. For further discussion, see Note 16. Segment Reporting.
Altria’s businesses offer cash discounts to customers for prompt payment and calculate cash discounts as a percentage of the list price based on historical experience and agreed-upon payment terms. Altria’s businesses record an allowance for cash discounts, which is included as a contra-asset against receivables on Altria’s consolidated balance sheets. There was no allowance for cash discounts at December 31, 2018 and 2017, and there were no differences between amounts recorded as an allowance for cash discounts and cash discounts subsequently given to customers.
Altria’s businesses that receive payments in advance of product shipment record such payments as deferred revenue. These payments are included in other accrued liabilities on Altria’s consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue was $288 million and $267 million at December 31, 2018 and 2017, respectively. When cash is received in advance of product shipment, Altria’s businesses satisfy their performance obligations within three days of receiving payment. At December 31, 2018 and 2017, there were no differences between amounts recorded as deferred revenue and amounts subsequently recognized as revenue.
Receivables, which primarily reflect sales of wine produced and/or distributed by Ste. Michelle, were $142 million at December 31, 2018 and 2017. At December 31, 2018 and 2017, there were no expected differences between amounts recorded and subsequently received, and Altria’s businesses did not record an allowance for doubtful accounts against these receivables.
Altria’s businesses record an allowance for returned goods, which is included in other accrued liabilities on Altria’s consolidated balance sheets. While all of Altria’s tobacco operating companies sell tobacco products with dates relative to freshness as printed on product packaging, due to the limited shelf life of USSTC’s smokeless tobacco products, it is USSTC’s policy to accept authorized sales returns from its customers for products that have passed such dates. Altria’s businesses record estimated sales returns, which are based principally on historical volume and return rates, as a reduction to revenues. Actual sales returns will differ from estimated sales returns to the extent actual results differ from estimated assumptions. Altria’s businesses reflect differences between actual and estimated sales returns in the period in which the actual amounts become known. These differences, if any, have not had a material impact on Altria’s consolidated financial statements. All returned goods are destroyed upon return and not included in inventory. Consequently, Altria’s businesses do not record an asset for their right to recover goods from customers upon return.
Sales incentives include variable payments related to goods sold by Altria’s businesses. Altria’s businesses include estimates of variable consideration as a reduction to revenues upon shipment of goods to customers. The sales incentives that require significant estimates and judgments are as follows:
▪Price promotion payments- Altria’s businesses make price promotion payments, substantially all of which are made to their retail partners to incent the promotion of certain product offerings in select geographic areas.
▪Wholesale and retail participation payments- Altria’s businesses make payments to their wholesale and retail partners to incent merchandising and sharing of sales data in accordance with each business’s trade agreements.
These estimates primarily include estimated wholesale to retail sales volume and historical acceptance rates. Actual payments will differ from estimated payments to the extent actual results differ from estimated assumptions. Differences between actual and estimated payments are reflected in the period such information becomes available. These differences, if any, have not had a material impact on Altria’s consolidated financial statements.

Note 4. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Smokeable products	$99	$99	$3,037	$3,054
Smokeless products	5,023	5,023	8,825	8,827
Wine	74	74	239	294
Other	—	111	178	225
Total	$5,196	$5,307	$12,279	$12,400
Goodwill relates to the 2017 acquisition of Nat Sherman, the 2014 acquisition of Green Smoke, Inc. and its affiliates, the 2009 acquisition of UST and the 2007 acquisition of Middleton.

Other intangible assets consisted of the following:

	December 31, 2018		December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$11,846	$—	$12,125	$—
Definite-lived intangible assets	654	221	465	190
Total other intangible assets	$12,500	$221	$12,590	$190
At December 31, 2018, indefinite-lived intangible assets consist substantially of trademarks from Altria’s 2009 acquisition of UST ($9.0 billion) and 2007 acquisition of Middleton ($2.6 billion). Definite-lived intangible assets, which consist primarily of customer relationships, certain cigarette trademarks and intellectual property, are amortized over periods up to 25 years. Pre-tax amortization expense for definite-lived intangible assets during the years ended December 31, 2018, 2017 and 2016, was $38 million, $21 million and $21 million, respectively. Annual amortization expense for each of the next five years is estimated to be approximately $30 million, assuming no additional transactions occur that require the amortization of intangible assets.
The changes in goodwill and net carrying amount of intangible assets are as follows:

	2018		2017
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill	Other Intangible Assets, net
Balance at January 1	$5,307	$12,400	$5,285	$12,036
Changes due to:
Acquisitions (1)	—	15	22	385
Asset impairment (2)	(111)	(98)	—	—
Amortization	—	(38)	—	(21)
Balance at December 31	$5,196	$12,279	$5,307	$12,400
(1) Reflects the 2018 and 2017 purchase of certain intellectual property primarily related to innovative tobacco products, and the 2017 acquisition of Nat Sherman.
(2) Reflects asset impairment of goodwill and other intangible assets, net related to e-vapor products, and the Columbia Crest trademark.

During 2018, Altria recorded goodwill and other intangible asset impairment charges of $111 million and $44 million, respectively, related to Altria’s decision in the fourth quarter of 2018 to refocus its innovative product efforts, which includes the discontinuation of production and distribution of all MarkTen and Green Smoke e-vapor products.
In addition, during 2018, Altria completed its quantitative annual impairment test of goodwill and indefinite-lived intangible assets. Upon completion of this testing, Altria concluded, in the wine segment, that the Columbia Crest trademark of $54 million was fully impaired as Columbia Crest has been negatively impacted by an accelerated decline in the $7 to $10 premium wine segment, increased competition and reduction in trade support.
During 2017 and 2016, Altria’s quantitative annual impairment test of goodwill and indefinite-lived intangible assets resulted in no impairment charges. In addition, there were no accumulated impairment losses related to goodwill and other intangible assets, net at December 31, 2017.

Note 5. Asset Impairment, Exit and Implementation Costs
Pre-tax asset impairment, exit and implementation costs consisted of the following:

(in millions)	Asset Impairment and Exit Costs			Implementation Costs			Total
For the year ended December 31,	2018	2017	2016	2018 (1)	2017 (1)	2016 (2)	2018	2017	2016
Smokeable products	$82	$5	$125	$1	$17	$9	$83	$22	$134
Smokeless products	20	28	42	3	28	15	23	56	57
Wine (3)	54	—	—	—	—	—	54	—	—
All other	227	—	7	63	—	—	290	—	7
General corporate	3	—	5	—	—	—	3	—	5
Total	386	33	179	67	45	24	453	78	203
Less amounts included in net periodic benefit (income) cost, excluding service cost	3	1	30	—	—	—	3	1	30
Total	$383	$32	$149	$67	$45	$24	$450	$77	$173
(1) Included in cost of sales in Altria’s consolidated statements of earnings.
(2) Included in cost of sales ($17 million) and marketing, administration and research costs ($7 million) in Altria’s consolidated statement of earnings.
(3) Reflects impairment of the Columbia Crest trademark. See Note 4. Goodwill and Other Intangible Assets, net.
Substantially all of the 2018 pre-tax asset impairment, exit and implementation costs are related to Altria’s decision to refocus its innovative product efforts, the cost reduction program discussed below and the impairment of the Columbia Crest trademark.
The pre-tax asset impairment, exit and implementation costs for 2017 are related to the facilities consolidation. The pre-tax asset impairment, exit and implementation costs for 2016 are related to both the facilities consolidation and the productivity initiative.
The movement in the restructuring liabilities, substantially all of which are severance liabilities, for the years ended December 31, 2018 and 2017 was as follows:

(in millions)
Balances at December 31, 2016	$79
Charges	25
Cash spent	(71)
Balances at December 31, 2017	33
Charges	154
Cash spent	(32)
Balances at December 31, 2018	$155
▪Refocus of Innovative Product Efforts: During the fourth quarter of 2018, Altria announced its decision to refocus its innovative product efforts, which includes the discontinuation of production and distribution of all MarkTen and Green Smoke e-vapor products. This decision was based upon the current and expected financial performance of these products, coupled with regulatory restrictions that burden Altria’s ability to quickly improve these products. As a result, during 2018, Altria incurred pre-tax charges of $272 million, consisting of asset impairment and exit costs of $209 million and other charges of $63 million. The asset impairment and exit costs primarily relate to the impairment of goodwill and other intangible assets. See Note 4. Goodwill and Other Intangible Assets, net. The other charges relate to inventory write-offs and accelerated depreciation.

The majority of the charges related to these efforts will not result in cash payments.
▪Cost Reduction Program: In December 2018, Altria announced a cost reduction program that it expects will deliver approximately $575 million in annualized cost savings by the end of 2019. This program includes, among other things, reducing third-party spending across the business and workforce reductions.
As a result of the cost reduction program, Altria expects to record total pre-tax restructuring charges of approximately $210 million. Of these amounts, during 2018, Altria incurred pre-tax charges of $121 million and expects to record the remainder in 2019. The total estimated charges, substantially all of which will result in cash expenditures, relate primarily to employee separation costs of approximately $160 million and other costs of approximately $50 million. There were no cash payments related to this program in 2018.
For the year ended December 31, 2018, total pre-tax asset impairment and exit costs for the cost reduction program of $121 million were recorded in the smokeable products segment ($86 million), smokeless products segment ($14 million), all other ($18 million) and general corporate ($3 million).
▪Facilities Consolidation: In October 2016, Altria announced the consolidation of certain of its operating companies’ manufacturing facilities to streamline operations and achieve greater efficiencies. In the first quarter of 2018, Middleton completed the transfer of its Limerick, Pennsylvania operations to the Manufacturing Center site in Richmond, Virginia (“Richmond Manufacturing Center”), and USSTC completed the transfer of its Franklin Park, Illinois operations to its Nashville, Tennessee facility and the Richmond Manufacturing Center. The pre-tax charges related to the consolidation have been completed.
As a result of the consolidation, Altria recorded total pre-tax charges of $155 million. During 2018, 2017 and 2016, Altria recorded pre-tax charges of $6 million, $78 million and $71 million, respectively. The total charges related primarily to accelerated depreciation and asset impairment ($55 million), employee separation costs ($40 million) and other exit and implementation costs ($60 million).
Cash payments related to the consolidation of $34 million were made during the year ended December 31, 2018, for total cash payments of $97 million since inception. At December 31, 2018, cash payments related to the consolidation were substantially completed.
▪Productivity Initiative: In January 2016, Altria announced a productivity initiative designed to maintain its operating companies’ leadership and cost competitiveness through reduced spending on certain selling, general and administrative infrastructure and a leaner organizational structure. As a result of the initiative, during 2016, Altria incurred total pre-tax restructuring charges of $132 million, substantially all of which resulted in cash expenditures. The charges consisted of employee separation costs of $117 million and other associated costs of $15 million. Total pre-tax charges related to the initiative have been completed.
Cash payments related to the initiative of $32 million were made during the year ended December 31, 2017, for total cash payments of $106 million since inception. At December 31, 2017, cash payments related to the initiative were substantially completed.

Note 6. Inventories
The cost of approximately 58% and 59% of inventories at December 31, 2018 and 2017, respectively, was determined using the LIFO method. The stated LIFO amounts of inventories were approximately $0.7 billion lower than the current cost of inventories at December 31, 2018 and 2017.

Note 7. Investment in AB InBev/SABMiller
At December 31, 2018, Altria had an approximate 10.1% ownership of AB InBev, consisting of approximately 185 million restricted shares of AB InBev (the “Restricted Shares”) and approximately 12 million ordinary shares of AB InBev. Altria accounts for its investment in AB InBev under the equity method of accounting because Altria has the ability to exercise significant influence over the operating and financial policies of AB InBev, including having active representation on AB InBev’s Board of Directors (“AB InBev Board”) and certain AB InBev Board Committees. Through this representation, Altria participates in AB InBev policy making processes.
Altria reports its share of AB InBev’s results using a one-quarter lag because AB InBev’s results are not available in time for Altria to record them in the concurrent period.
Pre-tax earnings from Altria’s equity investment in AB InBev were $890 million and $532 million for the years ended December 31, 2018 and 2017, respectively. As a result of the one-quarter lag and the timing of the completion of the AB InBev Transaction, no earnings from Altria’s equity investment in AB InBev were recorded for the year ended December 31, 2016.
At September 30, 2018, AB InBev had derivative financial instruments used to hedge the share price related to 92.4 million of its share commitments. AB InBev’s share price in Euros at December 31, 2018 and September 30, 2018 was €57.70 and €75.22, respectively. Consistent with the one-quarter lag for reporting AB InBev’s results in Altria’s financial results, Altria will record its share of AB InBev’s fourth quarter 2018 mark-to-market losses associated with these derivative financial instruments in the first quarter of 2019.
Summary financial data of AB InBev is as follows:

	For Altria’s Year Ended December 31,
(in millions)	2018 (1)	2017 (1)
Net revenues	$55,500	$56,004
Gross profit	$34,986	$34,376
Earnings from continuing operations	$9,020	$6,769
Net earnings	$9,020	$6,845
Net earnings attributable to AB InBev	$7,641	$5,473

	At September 30,
(in millions)	2018 (1)	2017 (1)
Current assets	$20,289	$30,920
Long-term assets	$207,921	$213,696
Current liabilities	$32,019	$37,765
Long-term liabilities	$130,812	$134,236
Noncontrolling interests	$7,251	$10,639
(1) Reflects the one-quarter lag.
At December 31, 2018, Altria’s carrying amount of its equity investment in AB InBev exceeded its share of AB InBev’s net assets attributable to equity holders of AB InBev by approximately $11.8 billion. Substantially all of this difference is comprised of goodwill and other indefinite-lived intangible assets (consisting primarily of trademarks).
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
The fair value of Altria’s equity investment in AB InBev at December 31, 2018 and 2017 was $13.1 billion and $22.1 billion, respectively, compared with its carrying value of $17.7 billion and $18.0 billion, respectively. Based on Altria’s evaluation of the duration and magnitude of the fair value decline, AB InBev’s financial condition and near-term prospects, and Altria’s intent and ability to hold its investment in AB InBev until recovery, Altria concluded that the decline in fair value of its investment in

AB InBev below its carrying value is temporary and, therefore, no impairment was recorded.
Prior to the completion of the AB InBev Transaction in October 2016, Altria held an approximate 27% ownership of SABMiller that was accounted for under the equity method of accounting.
Pre-tax earnings from Altria’s equity investment in SABMiller were $795 million for the year ended December 31, 2016. Altria’s earnings from its equity investment in SABMiller for the year ended December 31, 2016 included a pre-tax non-cash gain of $309 million, reflecting Altria’s share of SABMiller’s increase to shareholders’ equity, resulting from the completion of the SABMiller, The Coca-Cola Company and Gutsche Family Investments transaction, combining bottling operations in Africa. As a result of the timing of the completion of the AB InBev Transaction, Altria’s pre-tax earnings from its equity investment in SABMiller for the year ended December 31, 2016 included its share of approximately nine months of SABMiller’s earnings.
    Summary financial data of SABMiller is as follows:

(in millions)	For the Year Ended December 31, 2016 (1)
Net revenues	$14,543
Operating profit	$2,099
Net earnings attributable to SABMiller	$1,803
(1) As a result of the timing of the completion of the AB InBev Transaction, summary financial data of SABMiller for the year ended December 31, 2016 included approximately nine months of SABMiller’s results.
▪AB InBev and SABMiller Business Combination: On October 10, 2016, Legacy AB InBev completed the AB InBev Transaction, and AB InBev became the holding company for the combined SABMiller and Legacy AB InBev businesses. Under the terms of the AB InBev Transaction, SABMiller shareholders received 45 British pounds (“GBP”) in cash for each SABMiller share held, with a partial share alternative (“PSA”), which was subject to proration, available for approximately 41% of the SABMiller shares. Altria elected the PSA.
Upon completion of the AB InBev Transaction and taking into account proration, Altria received, in respect of its 430,000,000 SABMiller shares, (i) an interest that was converted into the Restricted Shares, representing a 9.6% ownership of AB InBev based on AB InBev’s shares outstanding at October 10, 2016, and (ii) approximately $4.8 billion in pre-tax cash as the cash component of the PSA. Additionally, Altria received pre-tax cash proceeds of approximately $0.5 billion from exercising the derivative financial instruments discussed below, which, together with the pre-tax cash from the AB InBev Transaction, totaled approximately $5.3 billion in pre-tax cash. Subsequently, Altria purchased approximately 12 million ordinary shares of AB InBev for a total cost of approximately $1.6 billion, thereby increasing Altria’s ownership of AB InBev to approximately 10.2% at December 31, 2016.

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
As a result of the AB InBev Transaction, for the year ended December 31, 2016, Altria recorded a pre-tax gain of approximately $13.9 billion, or $9.0 billion after-tax, which was based on the following:

▪	the Legacy AB InBev share price as of October 10, 2016;

▪	the book value of Altria’s investment in SABMiller, including Altria’s accumulated other comprehensive losses directly attributable to SABMiller, at October 10, 2016;

▪	the gains on the derivative financial instruments discussed below; and

▪
the impact of AB InBev’s divestitures of certain SABMiller assets and businesses in connection with Legacy AB InBev obtaining necessary regulatory clearances for the AB InBev Transaction (“AB InBev divestitures”) that occurred by December 31, 2016.

For the years ended December 31, 2018 and 2017, Altria recorded pre-tax losses of $33 million and gains of $445 million, respectively, related to the planned completion of the remaining AB InBev divestitures in loss (gain) on AB InBev/SABMiller business combination in Altria’s consolidated statements of earnings.
Altria’s net gain on the AB InBev Transaction was deferred for United States corporate income tax purposes, except to the extent of the cash consideration received.
▪Derivative Financial Instruments: In November 2015 and August 2016, Altria entered into a derivative financial instrument, each in the form of a put option (together the “options”) to hedge Altria’s exposure to foreign currency exchange rate movements in the GBP to the USD, in relation to the pre-tax cash consideration that Altria expected to receive under the PSA pursuant to the revised and final offer announced by Legacy AB InBev on July 26, 2016. The notional amounts of the November 2015 and August 2016 options were $2,467 million (1,625 million GBP) and $480 million (378 million GBP), respectively. The options did not qualify for hedge accounting; therefore, changes in the fair values of the options were recorded as gains or losses in Altria’s consolidated statements of earnings in the periods in which the changes occurred. For the year ended December 31, 2016, Altria recorded pre-tax gains associated with the November 2015 and August 2016 options of $330 million and $19 million, respectively, for the changes in the fair values of the options in loss (gain) on AB InBev/SABMiller business combination in Altria’s consolidated statement of earnings. Exercising the options in October 2016 resulted in approximately $0.5 billion in pre-tax cash proceeds.
The fair values of the options were determined using binomial option pricing models, which reflect the contractual terms of the options and other observable market-based inputs, and were classified in Level 2 of the fair value hierarchy.

Note 8. Investment in JUUL
On December 20, 2018, Altria entered into a stock purchase agreement with JUUL, the U.S. leader in e-vapor, pursuant to which Altria, through a wholly-owned subsidiary, purchased shares of JUUL’s non-voting Class C-1 Common Stock for an aggregate price of $12.8 billion, which will convert automatically to shares of voting Class C Common Stock upon antitrust clearance, and a security convertible into additional shares of Class C-1 Common Stock or Class C Common Stock, as applicable, for no additional payment upon settlement or exercise of certain JUUL convertible securities (the “JUUL Transaction”). As a result of the JUUL Transaction, Altria owns 35% of the issued and outstanding capital stock of JUUL.
Upon Share Conversion, Altria will possess 35% of JUUL’s outstanding voting power, except to the extent that Altria’s percentage ownership has decreased, and have the right to designate one-third of the members of the JUUL Board of Directors, subject to proportionate downward adjustment if Altria’s percentage ownership falls below 30%.
Altria received a broad preemptive right to purchase JUUL shares to maintain its ownership percentage and is subject to a standstill restriction under which it may not acquire additional JUUL shares above its 35% interest. Furthermore, Altria agreed not to sell or transfer any of its JUUL shares for six years from December 20, 2018.
Altria and JUUL entered into a services agreement pursuant to which Altria has agreed to provide JUUL with certain commercial services, as requested by JUUL, for an initial term of six years. Among other things, Altria may provide services to JUUL with respect to logistics and distribution, access to retail shelf space, youth vaping prevention, cigarette pack inserts and onserts, regulatory matters and government affairs. Altria has also agreed to grant JUUL a non-exclusive, royalty-free perpetual, irrevocable, sublicensable license to Altria’s non-trademark licensable intellectual property rights in the e-vapor field, subject to the terms and conditions set forth in an intellectual property license agreement between the parties.
Altria has agreed to non-competition obligations generally requiring that it participate in the e-vapor business only through JUUL as long as Altria is supplying JUUL services, which Altria is committed to doing for at least six years.
At December 31, 2018, Altria accounts for its investment in JUUL as an investment in an equity security. Since the JUUL shares do not have a readily determinable fair value, Altria has elected to measure its investment in JUUL at its cost minus any impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Upon Share

Conversion, Altria expects to account for its investment in JUUL under the equity method of accounting.
As disclosed in Note 9. Short-term Borrowings and Borrowing Arrangements, Altria financed the JUUL Transaction through a senior unsecured term loan agreement (the “Term Loan Agreement”). Costs incurred to effect the investment in JUUL are being recognized as expenses in Altria’s consolidated statement of earnings. For the year ended December 31, 2018, Altria incurred $85 million of pre-tax acquisition-related costs, consisting primarily of advisory fees, substantially all of which were recorded in marketing, administration and research costs.

Note 9. Short-Term Borrowings and Borrowing Arrangements
At December 31, 2018, Altria had $12.7 billion of short-term borrowings, which is net of $96 million of debt issuance costs, resulting from the Term Loan Agreement discussed below. At December 31, 2017, Altria had no short-term borrowings.
On December 20, 2018, Altria entered into the Term Loan Agreement in connection with its investments in JUUL and Cronos. The Term Loan Agreement provides for borrowings up to an aggregate principal amount of $14.6 billion and is comprised of: (i) a $12.8 billion tranche, which Altria used to finance the JUUL Transaction, and (ii) a $1.8 billion tranche, which Altria intends to use to finance its investment in Cronos. Borrowings under the Term Loan Agreement mature on December 19, 2019, and interest rates on borrowings are, and expect to be, based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”). The applicable percentage based on Altria’s long-term senior unsecured debt ratings at December 31, 2018 for borrowings under the Term Loan Agreement was 1.0%. In addition, the Term Loan Agreement includes a one-time duration fee of 0.125% on any advances outstanding 180 days from December 20, 2018.
At December 31, 2018, Altria had aggregate borrowings under the Term Loan Agreement of $12.8 billion at an interest rate of approximately 3.5%.
Altria’s estimate of the fair value of its short-term borrowings is derived from discounted future cash flows based on the contractual terms of the Term Loan Agreement and observable interest rates and is classified in Level 2 of the fair value hierarchy. The fair value of Altria’s short-term borrowings at December 31, 2018 approximated its carrying value.
At December 31, 2018, accrued interest on short-term borrowings of $15 million was included in other accrued liabilities on Altria’s consolidated balance sheet.
On August 1, 2018, Altria entered into a senior unsecured 5-year revolving credit agreement, which was subsequently amended on January 25, 2019 to include certain covenants that become effective upon the completion of Altria’s pending investment in Cronos (as amended, the “Credit Agreement”). The Credit Agreement, which is used for general corporate purposes, provides for borrowings up to an aggregate principal amount of

$3.0 billion. The Credit Agreement expires on August 1, 2023 and includes an option, subject to certain conditions, for Altria to extend the Credit Agreement for two additional one-year periods. The Credit Agreement replaced Altria’s prior $3.0 billion senior unsecured 5-year revolving credit agreement, which was to expire on August 19, 2020 and was terminated effective August 1, 2018. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on LIBOR plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria’s long-term senior unsecured debt ratings at December 31, 2018 for borrowings under the Credit Agreement was 1.0%. The Credit Agreement does not include any other rating triggers, or any provisions that could require the posting of collateral. At December 31, 2018 and 2017, Altria had no borrowings under the Credit Agreement. The credit line available to Altria at December 31, 2018 under the Credit Agreement was $3.0 billion.
The Term Loan Agreement and the Credit Agreement (collectively, the “Borrowing Agreements”) include various covenants, one of which requires Altria to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At December 31, 2018, the ratio of consolidated EBITDA to Consolidated Interest Expense, calculated in accordance with the Borrowing Agreements, was 14.4 to 1.0. At December 31, 2018, Altria was in compliance with its covenants associated with the Borrowing Agreements. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in the Borrowing Agreements, include certain adjustments.
Any commercial paper issued by Altria and borrowings under the Borrowing Agreements are guaranteed by PM USA as further discussed in Note 20. Condensed Consolidating Financial Information.
At December 31, 2018, Altria had a working capital deficit that included approximately $13.9 billion of debt coming due by December 31, 2019. In addition, Altria has an additional $1.0 billion of debt coming due by January 31, 2020. Although Altria does not currently have the liquid funds necessary to repay all of the $14.9 billion of debt coming due by January 31, 2020, Altria expects to access the credit and capital markets to refinance the debt prior to maturity. Altria believes it is probable that it will implement its refinancing plan because of its profitability, its credit rating, which continues to be investment grade, and history of obtaining financing on reasonable commercial terms.

Note 10. Long-Term Debt
At December 31, 2018 and 2017, Altria’s long-term debt consisted of the following:

(in millions)	2018	2017
Notes, 2.625% to 10.20%, interest payable semi-annually, due through 2046 (1)	$13,000	$13,852
Debenture, 7.75%, interest payable semi-annually, due 2027	42	42
	13,042	13,894
Less current portion of long-term debt	1,144	864
	$11,898	$13,030
(1) Weighted-average coupon interest rate of 4.6% and 4.9% at December 31, 2018 and 2017, respectively.
At December 31, 2018, aggregate maturities of Altria’s long-term debt were as follows:

(in millions)
2019	$1,144
2020	1,000
2021	1,500
2022	1,900
2023	350
Thereafter	7,259
13,153
Less: debt issuance costs	60
debt discounts	51
$13,042
Altria’s estimate of the fair value of its debt is based on observable market information derived from a third party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria’s total long-term debt at December 31, 2018 and 2017, was $12.5 billion and $15.3 billion, respectively, as compared with its carrying value of $13.0 billion and $13.9 billion, respectively.
At December 31, 2018 and 2017, accrued interest on long-term debt of $207 million and $219 million, respectively, was included in other accrued liabilities on Altria’s consolidated balance sheets.
▪Altria Senior Notes: The notes of Altria are senior unsecured obligations and rank equally in right of payment with all of Altria’s existing and future senior unsecured indebtedness. Upon the occurrence of both (i) a change of control of Altria and (ii) the notes ceasing to be rated investment grade by each of Moody’s, Standard & Poor’s and Fitch Ratings Ltd. within a specified time period, Altria will be required to make an offer to purchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest to the date of repurchase as and to the extent set forth in the terms of the notes.
During 2018, Altria repaid in full at maturity notes in the aggregate principal amount of $864 million.
The obligations of Altria under the notes are guaranteed by PM USA as further discussed in Note 20. Condensed Consolidating Financial Information.

▪Debt Tender Offer: During 2016, Altria completed a debt tender offer to purchase for cash certain of its notes in aggregate principal amount of $0.9 billion.
Details of the debt tender offer and the associated pre-tax loss on early extinguishment of debt recorded by Altria were as follows:

(in millions)	2016
Notes Purchased
9.95% Notes due 2038	$441
10.20% Notes due 2039	492
Total	$933

Pre-tax Loss on Early Extinguishment of Debt
Premiums and fees	$809
Write-off of unamortized debt discounts and debt issuance costs	14
Total	$823

Note 11. Capital Stock
At December 31, 2018, Altria had 12 billion shares of authorized common stock; issued, repurchased and outstanding shares of common stock were as follows:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, December 31, 2015	2,805,961,317	(845,901,836)	1,960,059,481
Stock award activity	—	(566,256)	(566,256)
Repurchases of common stock	—	(16,221,001)	(16,221,001)
Balances, December 31, 2016	2,805,961,317	(862,689,093)	1,943,272,224
Stock award activity	—	(408,891)	(408,891)
Repurchases of common stock	—	(41,604,141)	(41,604,141)
Balances, December 31, 2017	2,805,961,317	(904,702,125)	1,901,259,192
Stock award activity	—	676,727	676,727
Repurchases of common stock	—	(27,878,324)	(27,878,324)
Balances, December 31, 2018	2,805,961,317	(931,903,722)	1,874,057,595
At December 31, 2018, 40,400,278 shares of common stock were reserved for stock-based awards under Altria’s stock plans, and 10 million shares of serial preferred stock, $1.00 par value, were authorized. No shares of serial preferred stock have been issued.
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
▪Share Repurchases: In July 2015, the Board of Directors authorized a $1.0 billion share repurchase program that it expanded to $3.0 billion in October 2016 and to $4.0 billion in July 2017 (as expanded, the “July 2015 share repurchase program”). During 2018, 2017 and 2016, Altria repurchased 0.3 million shares, 41.6 million shares, and 16.2 million shares, respectively, of its common stock (at an aggregate cost of approximately $18 million, $2,917 million and $1,030 million, respectively, and at an average price of $71.68 per share, $70.10 per share and $63.48 per share, respectively) under the July 2015 share repurchase program. In January 2018, Altria completed the July 2015 share repurchase program, under which it purchased a total of 58.7 million shares of its common stock at an average price of $68.15 per share.
Following the completion of the July 2015 share repurchase program, the Board of Directors authorized a new $1.0 billion share repurchase program in January 2018 that it expanded to $2.0 billion in May 2018 (as expanded, the “January 2018 share repurchase program”). During 2018, Altria repurchased 27.6 million shares of its common stock (at an aggregate cost of approximately $1,655 million and at an average price of $59.89 per share) under the January 2018 share repurchase program. At December 31, 2018, Altria had approximately $345 million remaining in the January 2018 share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.
For the years ended December 31, 2018, 2017 and 2016, Altria’s total share repurchase activity was as follows:

	2018	2017	2016
	(in millions, except per share data)
Total number of shares repurchased	27.9	41.6	16.2
Aggregate cost of shares repurchased	$1,673	$2,917	$1,030
Average price per share of shares repurchased	$60.00	$70.10	$63.48

Note 12. Stock Plans
Under the Altria 2015 Performance Incentive Plan (the “2015 Plan”), Altria may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), deferred stock units and other stock-based awards, as well as cash-based annual and long-term incentive awards to employees of Altria or any of its subsidiaries or affiliates. Any awards granted pursuant to the 2015 Plan may be in the form of performance-based awards, including performance stock units (“PSUs”), subject to the achievement or satisfaction of performance goals and performance cycles. Up to 40 million shares of common stock may be issued under the 2015 Plan. In addition, under the 2015 Stock Compensation Plan for Non-Employee Directors (the “Directors Plan”), Altria may grant up to one million shares of common stock to members of the Board of Directors who are not employees of Altria.
Shares available to be granted under the 2015 Plan and the Directors Plan at December 31, 2018, were 37,033,741 and 880,291, respectively.
▪Restricted Stock and RSUs: During the vesting period, these shares include nonforfeitable rights to dividends or dividend equivalents and may not be sold, assigned, pledged or otherwise encumbered. Such shares are subject to forfeiture if certain employment conditions are not met. Altria estimates the number of awards expected to be forfeited and adjusts this estimate when subsequent information indicates that the actual number of forfeitures is likely to differ from previous estimates. Shares of restricted stock and RSUs generally vest three years after the grant date.
The fair value of the shares of restricted stock and RSUs at the date of grant, net of estimated forfeitures, is amortized to expense ratably over the restriction period, which is generally three years. Altria recorded pre-tax compensation expense related to restricted stock and RSUs for the years ended December 31, 2018, 2017 and 2016 of $39 million, $49 million and $44 million, respectively. The deferred tax benefit recorded related to this compensation expense was $9 million, $18 million and $17 million for the years ended December 31, 2018, 2017 and 2016, respectively. The unamortized compensation expense related to RSUs was $62 million at December 31, 2018 and is expected to be recognized over a weighted-average period of approximately two years. Altria has not granted any restricted stock after 2014 and had no restricted stock outstanding at December 31, 2017.
RSU activity was as follows for the year ended December 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2017	2,384,501	$60.40
Granted	896,962	$67.17
Vested	(998,145)	$56.44
Forfeited	(153,692)	$62.56
Balance at December 31, 2018	2,129,626	$64.94
The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2018, 2017 and 2016 was

$60 million, $46 million and $56 million, respectively, or $67.17, $71.05 and $59.38 per RSU, respectively. The total fair value of restricted stock and RSUs that vested during the years ended December 31, 2018, 2017 and 2016 was $65 million, $95 million and $78 million, respectively.
▪PSUs: Altria granted an aggregate of 177,338 and 187,886 of PSUs during 2018 and 2017, respectively. Altria did not grant any PSUs during 2016. The payout of PSUs requires the achievement of certain performance measures, which were predetermined at the time of grant, over a three-year performance cycle. These performance measures consist of Altria’s adjusted diluted earnings per share compounded annual growth rate and Altria’s total shareholder return relative to a predetermined peer group. PSUs are also subject to forfeiture if certain employment conditions are not met. At December 31, 2018, Altria had 274,324 PSUs remaining, with a weighted-average grant date fair value of $65.90 per PSU. The fair value of PSUs at the date of grant, net of estimated forfeitures, is amortized to expense over the performance period. Altria recorded pre-tax compensation expense related to PSUs for the year ended December 31, 2018 and 2017 of $7 million and $6 million, respectively. The unamortized compensation expense related to PSUs was $10 million at December 31, 2018.

Note 13. Earnings per Share
Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Net earnings attributable to Altria	$6,963	$10,222	$14,239
Less: Distributed and undistributed earnings attributable to share-based awards	(8)	(14)	(24)
Earnings for basic and diluted EPS	$6,955	$10,208	$14,215
Weighted-average shares for basic EPS	1,887	1,921	1,952
Plus: contingently issuable PSUs	1	—	—
Weighted-average shares for diluted EPS	1,888	1,921	1,952

Note 14. Other Comprehensive Earnings/Losses
The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria:

(in millions)	Benefit Plans		AB InBev/SABMiller		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2015	$(2,010)		$(1,265)		$(5)	$(3,280)
Other comprehensive (losses) earnings before reclassifications	(247)		787		1	541
Deferred income taxes	96		(276)		—	(180)
Other comprehensive (losses) earnings before reclassifications, net of deferred income taxes	(151)		511	(1)	1	361

Amounts reclassified to net earnings	178		1,160		—	1,338
Deferred income taxes	(65)		(406)		—	(471)
Amounts reclassified to net earnings, net of deferred income taxes	113		754	(2)	—	867

Other comprehensive (losses) earnings, net of deferred income taxes	(38)		1,265		1	1,228
Balances, December 31, 2016	(2,048)		—		(4)	(2,052)
Other comprehensive earnings (losses) before reclassifications	52		(91)		—	(39)
Deferred income taxes	(21)		32		—	11
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	31		(59)		—	(28)

Amounts reclassified to net earnings	291		8		—	299
Deferred income taxes	(113)		(3)		—	(116)
Amounts reclassified to net earnings, net of deferred income taxes	178		5		—	183

Other comprehensive earnings (losses), net of deferred income taxes	209		(54)	(3)	—	155
Balances, December 31, 2017	(1,839)		(54)		(4)	(1,897)
Adoption of ASU No. 2018-02 (4)	(397)		(11)		—	(408)

Other comprehensive losses before reclassifications	(151)		(323)		(1)	(475)
Deferred income taxes	39		64		—	103
Other comprehensive losses before reclassifications, net of deferred income taxes	(112)		(259)		(1)	(372)

Amounts reclassified to net earnings	241		(64)		—	177
Deferred income taxes	(61)		14		—	(47)
Amounts reclassified to net earnings, net of deferred income taxes	180	—	(50)		—	130

Other comprehensive earnings (losses), net of deferred income taxes	68		(309)	(3)	(1)	(242)
Balances, December 31, 2018	$(2,168)		$(374)		$(5)	$(2,547)
(1)As a result of the AB InBev Transaction, Altria reversed to investment in SABMiller $414 million of its accumulated other comprehensive losses directly attributable to SABMiller; the remaining $97 million consisted primarily of currency translation adjustments.
(2) As a result of the AB InBev Transaction, Altria recognized $737 million of its accumulated other comprehensive losses directly attributable to SABMiller.
(3) Primarily reflects currency translation adjustments.
(4) Reflects the reclassification of the stranded income tax effects of the Tax Reform Act. For further discussion, see Note 15. Income Taxes.

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Benefit Plans: (1)
Net loss	$276	$325	$223
Prior service cost/credit	(35)	(34)	(45)
	241	291	178
AB InBev/SABMiller (2)	(64)	8	1,160
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$177	$299	$1,338
(1) Amounts are included in net defined benefit plan costs. For further details, see Note 17. Benefit Plans.
(2) For the years ended December 31, 2018 and 2017, amounts are primarily included in earnings from equity investment in AB InBev. Substantially all of the amount for the year ended December 31, 2016 is included in gain on AB InBev/SABMiller business combination. For further information, see Note 7. Investment in AB InBev/SABMiller.

Note 15. Income Taxes
On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). As a result of the Tax Reform Act, Altria recorded net tax benefits of approximately $3.4 billion in the fourth quarter of 2017 as discussed below. The main provisions of the Tax Reform Act that impact Altria include: (i) a reduction in the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018, and (ii) changes in the treatment of foreign-source income, commonly referred to as a modified territorial tax system.
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

Earnings before income taxes and provision (benefit) for income taxes consisted of the following for the years ended December 31, 2018, 2017 and 2016:

(in millions)	2018	2017	2016
Earnings (loss) before income taxes:
United States	$9,441	$9,809	$21,867
Outside United States	(100)	19	(15)
Total	$9,341	$9,828	$21,852
Provision (benefit) for income taxes:
Current:
Federal	$1,911	$2,346	$4,093
State and local	519	366	390
Outside United States	1	15	6
	2,431	2,727	4,489
Deferred:
Federal	(18)	(3,213)	3,102
State and local	(42)	86	20
Outside United States	3	1	(3)
	(57)	(3,126)	3,119
Total provision (benefit) for income taxes	$2,374	$(399)	$7,608
Altria’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal income tax statute of limitations remains open for the year 2014 and forward, with years 2014 and 2015 currently under examination by the Internal Revenue Service (“IRS”) as part of an audit conducted in the ordinary course of business. With the exception of corresponding federal audit adjustments, state statutes of limitations generally remain open for the year 2014 and forward. Certain of Altria’s state tax returns are currently under examination by various states as part of routine audits conducted in the ordinary course of business.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 was as follows:

(in millions)	2018	2017	2016
Balance at beginning of year	$66	$169	$158
Additions based on tax positions related to the current year	—	—	15
Additions for tax positions of prior years	22	129	29
Reductions for tax positions due to lapse of statutes of limitations	—	(4)	(4)
Reductions for tax positions of prior years	(1)	(208)	(28)
Settlements	(2)	(20)	(1)
Balance at end of year	$85	$66	$169
     Unrecognized tax benefits and Altria’s consolidated liability for tax contingencies at December 31, 2018 and 2017 were as follows:

(in millions)	2018	2017
Unrecognized tax benefits	$85	$66
Accrued interest and penalties	13	9
Tax credits and other indirect benefits	(1)	(1)
Liability for tax contingencies	$97	$74
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2018 was $59 million, along with $26 million affecting deferred taxes. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2017 was $43 million, along with $23 million affecting deferred taxes.
Altria recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision.
For the years ended December 31, 2018, 2017 and 2016, Altria recognized in its consolidated statements of earnings $5 million, $(13) million and $9 million, respectively, of gross interest expense (income) associated with uncertain tax positions.
Altria is subject to income taxation in many jurisdictions. Unrecognized tax benefits reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within the control of Altria. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $45 million.
The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
U.S. federal statutory rate	21.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal tax benefit	4.0	3.5	1.2
Re-measurement of net deferred tax liabilities	—	(31.2)	—
Tax basis in foreign investments	1.5	(7.8)	—
Deemed repatriation tax	0.1	4.2	—
Uncertain tax positions	0.1	(0.9)	—
Investment in AB InBev/SABMiller	(1.1)	(5.9)	(0.6)
Domestic manufacturing deduction	—	(1.8)	(0.8)
Other	(0.2)	0.8	—
Effective tax rate	25.4%	(4.1)%	34.8%
The tax provision in 2018 included tax expense of $188 million related to the Tax Reform Act as follows: (i) tax expense of $140 million resulting from a partial reversal of the tax basis benefit associated with the deemed repatriation tax recorded in 2017; (ii) tax expense of $34 million for a valuation allowance on foreign tax credit carryforwards that are not realizable as a result of updates to the provisional estimates recorded in 2017 and (iii) tax expense of $14 million for an adjustment to the provisional estimates for the repatriation tax recorded in 2017.
Substantially all of the 2018 amounts related to the tax basis adjustment, valuation allowance on foreign tax credits and repatriation tax relate to Altria’s share of AB InBev’s accumulated earnings and associated taxes. The adjustments recorded in 2018 to the provisional estimates recorded in 2017 were based on (i) additional guidance related to, or interpretation of, the Tax Reform Act and associated tax laws and (ii) additional information received from AB InBev, including information regarding AB InBev’s accumulated earnings and associated taxes for the 2016 and 2017 tax years. The accounting for the repatriation tax is complete; therefore, no further adjustments to the provisional estimates are required.
The tax benefit in 2017 included net tax benefits of $3,367 million related to the Tax Reform Act recorded in the fourth quarter of 2017 as follows: (i) a tax benefit of $3,017 million to re-measure Altria and its consolidated subsidiaries’ net deferred tax liabilities based on the new U.S. federal statutory rate and (ii) a net tax benefit of $763 million for a tax basis adjustment associated with the deemed repatriation tax, partially offset by tax expense of $413 million for the deemed repatriation tax.
The 2017 amounts related to the tax basis adjustment and the deemed repatriation tax were based on provisional estimates as of January 18, 2018, substantially all of which are related to Altria’s share of AB InBev’s accumulated earnings and associated taxes.
The tax benefit in 2017 also included tax benefits of $232 million for the release of a valuation allowance in the third quarter of 2017 related to deferred income tax assets for foreign tax credit carryforwards, which is included in investment in AB InBev/SABMiller in the table above; and tax benefits of $152 million related primarily to the effective settlement in the second quarter of 2017 of the IRS audit of Altria and its consolidated subsidiaries’ 2010-2013 tax years, partially offset by tax expense of $114 million in the third quarter of 2017 for tax reserves related to the calculation of certain foreign tax credits.
The tax provision in 2016 included increased tax benefits associated with the cumulative SABMiller and AB InBev dividends and tax expense of $4.9 billion (approximately 35%) for the gain on the AB InBev Transaction.
The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 31, 2018 and 2017:

(in millions)	2018	2017
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$500	$539
Settlement charges	864	614
Accrued pension costs	155	136
Net operating losses and tax credit carryforwards	57	18
Total deferred income tax assets	1,576	1,307
Deferred income tax liabilities:
Property, plant and equipment	(251)	(261)
Intangible assets	(2,689)	(2,674)
Investment in AB InBev	(3,038)	(2,859)
Finance assets, net	(313)	(404)
Other	(115)	(121)
Total deferred income tax liabilities	(6,406)	(6,319)
Valuation allowances	(71)	—
Net deferred income tax liabilities	$(4,901)	$(5,012)
At December 31, 2018, Altria had estimated gross state tax net operating losses of $658 million that, if unused, will expire in 2019 through 2038. The 2018 valuation allowance is primarily related to foreign tax credit and state net operating loss carryforwards that more-likely-than-not will not be realized.
On October 1, 2018, Altria adopted ASU 2018-02 and elected to reclassify the stranded income tax effects of the Tax Reform Act on items within accumulated other comprehensive losses to earnings reinvested in the business. The adjustment relates to the change in the U.S. federal statutory corporate income tax rate. This election resulted in an increase to both accumulated other comprehensive losses and earnings reinvested in the business of $408 million on October 1, 2018.

Note 16. Segment Reporting
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

As discussed in Note 17. Benefit Plans, on January 1, 2018, Altria adopted ASU 2017-07, which resulted in a change to prior-period operating income. As a result, certain immaterial prior-period operating companies income (loss) data has been restated.
Altria’s chief operating decision maker (the “CODM”) reviews operating companies income to evaluate the performance of, and allocate resources to, the segments. Operating companies income for the segments is defined as operating income before general corporate expenses and amortization of intangibles. Interest and other debt expense, net, net periodic benefit cost/income, excluding service cost, and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by the CODM. Information about total assets by segment is not disclosed because such information is not reported to or used by the CODM. Substantially all of Altria’s long-lived assets are located in the United States. Segment goodwill and other intangible assets, net, are disclosed in Note 4. Goodwill and Other Intangible Assets, net. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies.
Segment data were as follows:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Net revenues:
Smokeable products	$22,297	$22,636	$22,851
Smokeless products	2,262	2,155	2,051
Wine	691	698	746
All other	114	87	96
Net revenues	$25,364	$25,576	$25,744
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$8,408	$8,426	$7,766
Smokeless products	1,431	1,306	1,172
Wine	50	146	164
All other	(421)	(51)	(98)
Amortization of intangibles	(38)	(21)	(21)
General corporate expenses	(315)	(213)	(217)
Corporate asset impairment and exit costs	—	—	(5)
Operating income	9,115	9,593	8,761
Interest and other debt expense, net	(665)	(705)	(747)
Loss on early extinguishment of debt	—	—	(823)
Net periodic benefit income (cost), excluding service cost	34	(37)	1
Earnings from equity investment in AB InBev/SABMiller	890	532	795
(Loss) gain on AB InBev/SABMiller business combination	(33)	445	13,865
Earnings before income taxes	$9,341	$9,828	$21,852

The smokeable products segment included net revenues of $21,506 million, $21,900 million and $22,199 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to cigarettes and net revenues of $791 million, $736 million and $652 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to cigars.
Substantially all of Altria’s net revenues are from sales generated in the United States for the years ended December 31, 2018, 2017 and 2016. PM USA, USSTC, Middleton and Nat Sherman’s largest customer, McLane Company, Inc., accounted for approximately 27%, 26% and 25% of Altria’s consolidated net revenues for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, Core-Mark Holding Company, Inc. accounted for approximately 14% of Altria’s consolidated net revenues for each of the years ended December 31, 2018, 2017 and 2016. Substantially all of these net revenues were reported in the smokeable products and smokeless products segments. Sales to two distributors accounted for approximately 64% of net revenues for the wine segment for the year ended December 31, 2018. Sales to three distributors accounted for approximately 67% and 69% of net revenues for the wine segment for the years ended December 31, 2017 and 2016, respectively.
Details of Altria’s depreciation expense and capital expenditures were as follows:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Depreciation expense:
Smokeable products	$90	$93	$93
Smokeless products	28	29	26
Wine	40	40	36
General corporate and other	31	26	28
Total depreciation expense	$189	$188	$183
Capital expenditures:
Smokeable products	$81	$39	$55
Smokeless products	73	61	52
Wine	40	53	59
General corporate and other	44	46	23
Total capital expenditures	$238	$199	$189
The comparability of operating companies income for the reportable segments was affected by the following:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: For the years ended December 31, 2018, 2017 and 2016, pre-tax (income) expense for NPM adjustment items was recorded in Altria’s consolidated statements of earnings as follows:

(in millions)	2018	2017	2016
Smokeable products segment	$(145)	$(5)	$12
Interest and other debt expense, net	—	9	6
Total	$(145)	$4	$18
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
▪Tobacco and Health Litigation Items: For the years ended December 31, 2018, 2017 and 2016, pre-tax charges related to certain tobacco and health litigation items were recorded in Altria’s consolidated statements of earnings as follows:

(in millions)	2018	2017	2016
Smokeable products segment	$103	$72	$88
Smokeless products segment	10	—	—
Interest and other debt expense, net	18	8	17
Total	$131	$80	$105
The amounts shown in the table above for the smokeable and smokeless products segments were recorded in marketing, administration and research costs. For further discussion, see Note 19. Contingencies.
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

Note 17. Benefit Plans
Subsidiaries of Altria sponsor noncontributory defined benefit pension plans covering certain employees of Altria and its subsidiaries. Employees hired on or after a date specific to their employee group are not eligible to participate in these noncontributory defined benefit pension plans but are instead eligible to participate in a defined contribution plan with enhanced benefits. This transition for new hires occurred from October 1, 2006 to January 1, 2008. In addition, effective January 1, 2010, certain employees of UST’s subsidiaries and Middleton who were participants in noncontributory defined benefit pension plans ceased to earn additional benefit service under those plans and became eligible to participate in a defined contribution plan with enhanced benefits. Altria and its subsidiaries also provide postretirement health care and other benefits to certain retired employees.
The plan assets and benefit obligations of Altria’s pension plans and postretirement plans are measured at December 31 of each year. In December 2017, Altria made a contribution of $270 million to a trust to fund certain postretirement benefits. Prior to this contribution, Altria’s postretirement plans were not funded.
The discount rates for Altria’s plans were based on a yield curve developed from a model portfolio of high-quality corporate bonds with durations that match the expected future cash flows of the pension and postretirement benefit obligations.
On January 1, 2018 Altria adopted ASU No. 2017-07, which requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by employees during the period. The other components of net periodic pension cost and net periodic postretirement benefit cost are required to be presented in the statements of earnings separately from the service cost component and outside the subtotal of operating income. Additionally, only the service cost component is eligible for capitalization. Altria retrospectively adopted the guidance for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in its consolidated statements of earnings, and prospectively adopted the capitalization of service cost. Altria used the practical expedient provided in ASU No. 2017-07 that permits Altria to use the amounts disclosed in its benefit plans note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. For the year ended December 31, 2017, the adoption of ASU No. 2017-07 resulted in a reclassification of net periodic benefit cost of $12 million, $24 million and $1 million from cost of sales, marketing, administration and research costs, and asset impairment and exit costs, respectively, to net periodic benefit (income) cost, excluding service cost in Altria’s consolidated statement of earnings. For the year ended December 31, 2016, the adoption resulted in a reclassification of net periodic benefit income of $19 million and $12 million from cost of sales and marketing, administration and research costs, respectively, and a reclassification of net periodic benefit cost of $30 million from asset impairment and exit costs, to net periodic benefit (income) cost, excluding service cost in Altria’s consolidated statement of earnings. In addition, certain prior-period segment data has been reclassified to conform with the current period’s presentation. For further discussion, see Note 16. Segment Reporting.

▪	Obligations and Funded Status: The benefit obligations, plan assets and funded status of Altria’s pension and postretirement plans at December 31, 2018 and 2017 were as follows:

	Pension		Postretirement
(in millions)	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$8,510	$8,312	$2,335	$2,364
Service cost	81	75	18	16
Interest cost	276	288	70	76
Benefits paid	(488)	(703)	(130)	(139)
Actuarial (gains) losses	(660)	589	(298)	56
Termination, settlement and curtailment	(18)	(51)	—	—
Other	25	—	45	(38)
Benefit obligation at end of year	7,726	8,510	2,040	2,335
Change in plan assets:
Fair value of plan assets at beginning of year	8,015	7,475	270	—
Actual return on plan assets	(430)	1,219	(14)	—
Employer contributions	41	24	—	270
Benefits paid	(488)	(703)	(45)	—
Fair value of plan assets at end of year	7,138	8,015	211	270
Funded status at December 31	$(588)	$(495)	$(1,829)	$(2,065)
Amounts recognized on Altria’s consolidated balance sheets were as follows:
Other accrued liabilities	$(44)	$(51)	$(80)	$(78)
Accrued pension costs	(544)	(445)	—	—
Other assets	—	1	—	—
Accrued postretirement health care costs	—	—	(1,749)	(1,987)
	$(588)	$(495)	$(1,829)	$(2,065)
The table above presents the projected benefit obligation for Altria’s pension plans. The accumulated benefit obligation, which represents benefits earned to date, for the pension plans was $7.4 billion and $8.2 billion at December 31, 2018 and 2017, respectively.
For plans with accumulated benefit obligations in excess of plan assets at December 31, 2018, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $7,598 million, $7,239 million and $7,012 million, respectively. For plans with accumulated benefit obligations in excess of plan assets at December 31, 2017, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $413 million, $364 million and $124 million, respectively.
The Patient Protection and Affordable Care Act (“PPACA”), as amended by the Health Care and Education Reconciliation Act of 2010, mandates health care reforms with staggered effective dates from 2010 to 2022, including the imposition of an excise tax on high cost health care plans effective in 2022. The additional accumulated postretirement liability resulting from the PPACA, which is not material to Altria, has been included in Altria’s accumulated postretirement benefit obligation at

December 31, 2018 and 2017. Given the complexity of the PPACA and the extended time period during which implementation is expected to occur, future adjustments to Altria’s accumulated postretirement benefit obligation may be necessary.

The following assumptions were used to determine Altria’s pension and postretirement benefit obligations at December 31:

	Pension		Postretirement
	2018	2017	2018	2017
Discount rate	4.4%	3.7%	4.4%	3.7%
Rate of compensation increase	4.0	4.0	—	—
Health care cost trend rate assumed for next year	—	—	6.5	7.0
Ultimate trend rate	—	—	5.0	5.0
Year that the rate reaches the ultimate trend rate	—	—	2025	2022

▪	Components of Net Periodic Benefit Cost: Net periodic benefit cost consisted of the following for the years ended December 31, 2018, 2017 and 2016:

	Pension			Postretirement
(in millions)	2018	2017	2016	2018	2017	2016
Service cost	$81	$75	$76	$18	$16	$17
Interest cost	276	288	281	70	76	77
Expected return on plan assets	(585)	(601)	(553)	(19)	—	—
Amortization:
Net loss	225	197	171	21	25	25
Prior service cost (credit)	4	4	5	(42)	(38)	(39)
Termination, settlement and curtailment	16	86	34	—	—	(2)
Net periodic benefit cost	$17	$49	$14	$48	$79	$78
Termination, settlement and curtailment shown in the table above primarily relate to the settlement charge discussed below, and the cost reduction program, productivity initiative and facilities consolidation discussed in Note 5. Asset Impairment, Exit and Implementation Costs.
In the third quarter of 2017, Altria made a voluntary, limited-time offer to former employees with vested benefits in the Altria Retirement Plan who had not commenced receiving benefit payments and who met certain other conditions. Eligible participants were offered the opportunity to make a one-time election to receive their pension benefit as a single lump sum payment or as a monthly annuity. Distributions to former employees who elected to receive lump sum payments totaled approximately $277 million, substantially all of which were made in December 2017 from the Altria Retirement Plan’s assets. Payments began on January 1, 2018 to former employees who elected a monthly annuity. As a result of the lump sum distributions, Altria recorded a one-time settlement charge of $81 million in 2017.

The amounts included in termination, settlement and curtailment in the table above were comprised of the following changes:

	Pension			Post-retirement
(in millions)	2018	2017	2016	2016
Benefit obligation	$—	$—	$23	$11
Other comprehensive earnings/losses:
Net loss	13	86	9	—
Prior service cost (credit)	3	—	2	(13)
	$16	$86	$34	$(2)
The estimated net loss and prior service cost (credit) that are expected to be amortized from accumulated other comprehensive losses into net periodic benefit cost during 2019 is as follows:

(in millions)	Pension	Postretirement
Net loss	$169	$12
Prior service cost (credit)	6	(32)

The following assumptions were used to determine Altria’s net periodic benefit cost for the years ended December 31:

	Pension			Postretirement
	2018	2017	2016	2018	2017	2016
Discount rates:
Service cost	3.8%	4.3%	4.7%	3.8%	4.3%	4.5%
Interest cost	3.3	3.5	3.6	3.3	3.5	3.4
Expected rate of return on plan assets	7.8	8.0	8.0	7.8	—	—
Rate of compensation increase	4.0	4.0	4.0	—	—	—
Health care cost trend rate	—	—	—	7.0	7.0	6.5
Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have had the following effects as of December 31, 2018:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of postretirement service and interest cost	7.5%	(6.3)%
Effect on postretirement benefit obligation	5.6%	(4.8)%
▪Defined Contribution Plans: Altria sponsors deferred profit-sharing plans covering certain salaried, non-union and union employees. Contributions and costs are determined generally as a percentage of earnings, as defined by the plans. Amounts charged to expense for these defined contribution plans totaled $85 million, $83 million and $93 million in 2018, 2017 and 2016, respectively.
▪Pension and Postretirement Plan Assets: Altria’s investment strategy for its pension and postretirement plan assets is based on an expectation that equity securities will outperform debt securities over the long term. Altria believes that it implements the investment strategy in a prudent and risk-controlled manner, consistent with the fiduciary requirements of the Employee Retirement Income Security Act of 1974, by investing retirement plan assets in a well-diversified mix of equities, fixed income and other securities that reflects the impact of the demographic mix of plan participants on the benefit obligation using a target asset allocation between equity securities and fixed income investments of 55%/45%.
The composition of Altria’s plan assets at December 31, 2018 was broadly characterized with the following allocation:

	Pension	Postretirement
Equity securities	48%	48%
Corporate bonds	32%	42%
U.S. Treasury and foreign government securities	20%	10%

Altria’s plan asset allocations at December 31, 2018 reflect fourth quarter 2018 equity market underperformance and are monitored on an ongoing basis to adjust as necessary.
Substantially all pension and all postretirement assets can be used to make monthly benefit payments.
Altria’s investment objective for its pension and postretirement plan assets is accomplished by investing in U.S. and international equity index strategies that are intended to mirror indices including, but not limited to, the Standard & Poor’s 500 Index and Morgan Stanley Capital International (“MSCI”) Europe, Australasia, and the Far East (“EAFE”) Index. Altria’s pension and postretirement plans also invest in actively managed international equity securities of large, mid and small cap companies located in developed and emerging markets, as well as long duration fixed income securities that primarily include corporate bonds of companies from diversified industries. For pension plan assets, the allocation to below investment grade securities represented 14% of the fixed income holdings or 7% of the total plan assets at December 31, 2018. The allocation to emerging markets represented 1% of equity holdings or less than 1% of total plan assets at December 31, 2018. For postretirement plan assets, the allocation to below investment grade securities represented 13% of the fixed income holdings or 6% of the total plan assets at December 31, 2018. There were no postretirement plan assets invested in emerging markets at December 31, 2018.
Altria’s risk management practices for its pension and postretirement plans include ongoing monitoring of asset allocation, investment performance and investment managers’ compliance with their investment guidelines, periodic rebalancing between equity and debt asset classes and annual actuarial re-measurement of plan liabilities.
Altria’s expected rate of return on pension and postretirement plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. The forward-looking estimates are consistent with the overall long-term averages exhibited by returns on equity and fixed income securities.

The fair values of Altria’s pension plan assets by asset category at December 31, 2018 and 2017 were as follows:

	2018				2017
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. and foreign government securities or their agencies:
U.S. government and agencies	$—	$868	$—	$868	$—	$588	$—	$588
U.S. municipal bonds	—	73	—	73	—	81	—	81
Foreign government and agencies	—	115	—	115	—	150	—	150
Corporate debt instruments:
Above investment grade	—	1,726	—	1,726	—	1,789	—	1,789
Below investment grade and no rating	—	478	—	478	—	511	—	511
Common stock:
International equities	237	—	—	237	1,396	—	—	1,396
U.S. equities	1,082	—	—	1,082	831	—	—	831
Cash and cash equivalents	—	303	—	303	—	106	—	106
Other, net	36	36	—	72	47	42	—	89
	$1,355	$3,599	$—	$4,954	$2,274	$3,267	$—	$5,541
Investments measured at NAV as a practical expedient for fair value:
Collective investment funds
U.S. large cap				$1,722				$2,014
U.S. small cap				328				361
International developed markets				86				100
Total investments measured at NAV				$2,136				$2,475

Other				48				(1)
Fair value of plan assets, net				$7,138				$8,015
Level 3 holdings and transactions were immaterial to total plan assets at December 31, 2018 and 2017.

The fair value of Altria’s postretirement plan assets at December 31, 2018 were as follows:

		2018
(in millions)	Level 1	Level 2	Total
U.S. and foreign government securities or their agencies:
U.S. government and agencies	$—	$13	$13
Foreign government and agencies	—	3	3
Corporate debt instruments:
Above investment grade	—	71	71
Below investment grade and no rating	—	8	8
Other, net	2	2	4
	$2	$97	$99
Investments measured at NAV as a practical expedient for fair value:
Collective investment funds:
U.S. large cap			$77
International developed markets			26
Total investments measured at NAV			$103

Other			9
Fair value of plan assets, net			$211
At December 31, 2017, postretirement plan assets totaled $270 million, of which $148 million was invested in collective investment funds and $122 million was held in a non-interest bearing cash account. There were no postretirement plan investments classified in Level 1, Level 2 or Level 3 of the fair value hierarchy at December 31, 2017.
There were no Level 3 postretirement plan holdings or transactions during 2018 and 2017.
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

▪
Collective Investment Funds: Collective investment funds consist of funds that are intended to mirror indices such as Standard & Poor’s 500 Index and MSCI EAFE Index. They are valued on the basis of the relative interest of each participating investor in the fair value of the underlying assets of each of the respective collective investment funds. The underlying assets are valued based on the net asset value (“NAV”), which is provided by the investment account manager as a practical expedient to estimate fair value. These investments are not classified by level but are disclosed to permit reconciliation to the fair value of plan assets.

Cash Flows: Altria makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under IRS regulations. Currently, Altria anticipates making employer contributions to its pension plans of up to approximately $50 million in 2019 based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension plan assets, or changes in interest rates. Currently, Altria anticipates making employer contributions to its postretirement plans of up to approximately $60 million in 2019. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on postretirement plan assets.
Estimated future benefit payments at December 31, 2018 were as follows:

(in millions)	Pension	Postretirement
2019	$484	$132
2020	464	130
2021	468	129
2022	470	129
2023	474	125
2024-2028	2,362	598

Comprehensive Earnings/Losses
The amounts recorded in accumulated other comprehensive losses at December 31, 2018 consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net loss	$(2,591)	$(327)	$(78)	$(2,996)
Prior service (cost) credit	(34)	108	(6)	68
Deferred income taxes	679	61	20	760
Amounts recorded in accumulated other comprehensive losses	$(1,946)	$(158)	$(64)	$(2,168)
The amounts recorded in accumulated other comprehensive losses at December 31, 2017 consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net loss	$(2,493)	$(612)	$(93)	$(3,198)
Prior service (cost) credit	(15)	195	—	180
Deferred income taxes	979	166	34	1,179
Amounts recorded in accumulated other comprehensive losses	$(1,529)	$(251)	$(59)	$(1,839)
The movements in other comprehensive earnings/losses during the year ended December 31, 2018 were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost:
Amortization:
Net loss	$225	$21	$17	$263
Prior service cost/credit	4	(42)	—	(38)
Other expense:
Net loss	13	—	—	13
Prior service cost/credit	3	—	—	3
Deferred income taxes	(61)	4	(4)	(61)
	$184	$(17)	$13	$180
Other movements during the year:
Adoption of ASU 2018-02 (1)	$(330)	$(55)	$(12)	$(397)
Net loss	(336)	264	(2)	(74)
Prior service cost/credit	(26)	(45)	(6)	(77)
Deferred income taxes	91	(54)	2	39
	$(601)	$110	$(18)	$(509)
Total movements in other comprehensive earnings/losses	$(417)	$93	$(5)	$(329)
(1) Reflects the reclassification of the stranded income tax effects of the Tax Reform Act. For further discussion, see Note 15. Income Taxes.

The movements in other comprehensive earnings/losses during the year ended December 31, 2017 were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost:
Amortization:
Net loss	$197	$25	$17	$239
Prior service cost/credit	4	(38)	—	(34)
Other expense:
Net loss	86	—	—	86
Deferred income taxes	(113)	6	(6)	(113)
	$174	$(7)	$11	$178
Other movements during the year:
Net loss	$81	$(56)	$(11)	$14
Prior service cost/credit	—	38	—	38
Deferred income taxes	(32)	7	4	(21)
	$49	$(11)	$(7)	$31
Total movements in other comprehensive earnings/losses	$223	$(18)	$4	$209
The movements in other comprehensive earnings/losses during the year ended December 31, 2016 were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost:
Amortization:
Net loss	$171	$25	$18	$214
Prior service cost/credit	5	(39)	—	(34)
Other expense (income):
Net loss	9	—	—	9
Prior service cost/credit	2	(13)	—	(11)
Deferred income taxes	(69)	11	(7)	(65)
	$118	$(16)	$11	$113
Other movements during the year:
Net loss	$(232)	$(18)	$(9)	$(259)
Prior service cost/credit	(4)	16	—	12
Deferred income taxes	92	1	3	96
	$(144)	$(1)	$(6)	$(151)
Total movements in other comprehensive earnings/losses	$(26)	$(17)	$5	$(38)

Note 18. Additional Information

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Research and development expense	$252	$241	$203
Advertising expense	$37	$29	$27
Interest and other debt expense, net:
Interest expense	$697	$727	$754
Interest income	(32)	(31)	(13)
Interest related to NPM Adjustment Items	—	9	6
	$665	$705	$747
Rent expense	$42	$43	$53

Minimum rental commitments and sublease income under non-cancelable operating leases in effect at December 31, 2018 were as follows:

(in millions)	Rental Commitments	Sublease Income
2019	$41	$5
2020	35	5
2021	31	5
2022	24	5
2023	17	5
Thereafter	34	2
	$182	$27
The activity in the allowance for discounts and allowance for returned goods for the years ended December 31, 2018, 2017 and 2016 was as follows:

(in millions)	2018		2017		2016
	Discounts	Returned Goods	Discounts	Returned Goods	Discounts	Returned Goods
Balance at beginning of year	$—	$40	$—	$49	$—	$68
Charged to costs and expenses	620	97	626	130	628	133
Deductions (1)	(620)	(105)	(626)	(139)	(628)	(152)
Balance at end of year	$—	$32	$—	$40	$—	$49
(1) Represents the recording of discounts and returns for which allowances were created.
The activity in the allowance for losses on finance assets for the years ended December 31, 2018, 2017 and 2016 was as follows:

(in millions)	2018	2017	2016
Balance at beginning of year	$23	$32	$42
Decrease to allowance	(4)	(9)	(10)
Balance at end of year	$19	$23	$32

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

Altria and its subsidiaries record provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except to the extent discussed elsewhere in this Note 19 Contingencies: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Litigation defense costs are expensed as incurred.
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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria as of December 31, 2018, 2017 and 2016:

	2018	2017	2016
Individual Smoking and Health Cases (1)	100	92	70
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	2	4	5
Health Care Cost Recovery Actions (3)	1	1	1
“Lights/Ultra Lights” Class Actions	2	3	8
(1) Includes 30 cases filed in Massachusetts and 37 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Class Action). Also does not include 1,490 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. In March 2018, 923 of these cases were voluntarily dismissed without prejudice.
(2) The 2016 and 2017 pending cases include as one case the 30 civil actions that were to be tried in six consolidated trials in West Virginia (In re: Tobacco Litigation). PM USA was a defendant in nine of the 30 cases. The parties resolved these cases for an immaterial amount, and in the second quarter of 2018, the court dismissed all 30 cases.
(3) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

International Tobacco-Related Cases: As of January 29, 2019, PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant. PM USA and Altria are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.

Tobacco-Related Cases Set for Trial: As of January 29, 2019, 10 Engle progeny cases are set for trial through March 31, 2019. In addition, there are no individual smoking and health cases against PM USA set for trial during this period. Cases against other companies in the tobacco industry may also be scheduled for trial during this period. Trial dates are subject to change.

Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 65 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 43 of the 65 cases. These 43 cases were tried in Alaska (1), California (7), Connecticut (1), Florida (10), Louisiana (1), Massachusetts (3), Mississippi (1), Missouri (4), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2). A motion for a new trial was granted in one of the cases in Florida and in the case in Alaska. In the Alaska case (Hunter), the jury returned a verdict in favor of

PM USA in April 2018 in the third trial of this case. In May 2018, plaintiff filed a motion for a new trial, which the court denied.
Of the 22 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 19 have reached final resolution.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of January 29, 2019.

Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation): After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments and settlements (including related costs and fees) totaling approximately $578 million and interest totaling approximately $195 million as of December 31, 2018. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $186 million, interest totaling approximately $33 million and payment of approximately $43 million in connection with the Federal Engle Agreement, discussed below.

The changes in Altria’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below are as follows:

(in millions)	2018	2017	2016
Accrued liability for tobacco and health litigation items at beginning of year (1)	$106	$47	$132
Pre-tax charges for:
Tobacco and health litigation	113	72	88
Related interest costs	18	8	17
Payments (1)	(125)	(21)	(190)
Accrued liability for tobacco and health litigation items at end of year (1)	$112	$106	$47
(1) Includes amounts related to the costs of implementing the corrective communications remedy related to the Federal Government’s Lawsuit discussed below.

The accrued liability for tobacco and health litigation items, including related interest costs, was included in liabilities on Altria’s consolidated balance sheets. Pre-tax charges for tobacco and health litigation were included in marketing, administration and research costs on Altria’s consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net on Altria’s consolidated statements of earnings.

Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of December 31, 2018, PM USA has posted appeal bonds totaling approximately $100 million, which have been collateralized with restricted cash that are included in assets on the consolidated balance sheet.

Smoking and Health Litigation

Overview: Plaintiffs’ allegations of liability in smoking and health cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, nuisance, breach of express and implied warranties, breach of special duty, conspiracy, concert of action, violations of deceptive trade practice laws and consumer protection statutes, and claims under the federal and state anti-racketeering statutes. Plaintiffs in the smoking and health cases seek various forms of relief, including compensatory and punitive damages, treble/multiple damages and other statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and equitable relief. Defenses raised in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations and preemption by the Federal Cigarette Labeling and Advertising Act.

Non-Engle Progeny Litigation: Summarized below are the non-Engle progeny smoking and health cases pending during 2018 in which a verdict was returned in favor of plaintiff and against PM USA. Charts listing certain verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.

Capone: In December 2018, a jury in a Florida state court returned a verdict in favor of plaintiff, awarding $225,000 in compensatory damages.

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

Engle Class Action: In July 2000, in the second phase of the Engle smoking and health class action in Florida, a jury returned a verdict assessing punitive damages totaling approximately $145 billion against various defendants, including $74 billion against PM USA. Following entry of judgment, PM USA appealed. In May 2003, the Florida Third District Court of Appeal reversed the judgment entered by the trial court and instructed the trial court to order the decertification of the class. Plaintiffs petitioned the Florida Supreme Court for further review.
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

Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008. As of January 29, 2019, approximately 2,100 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 3,000 state court plaintiffs.  Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the Federal Engle Agreement (discussed below) resolved nearly all Engle progeny cases pending in federal court, as of January 29, 2019, approximately seven cases were pending against PM USA in federal court representing the cases excluded from that agreement.

Agreement to Resolve Federal Engle Progeny Cases: In 2015, PM USA, R.J. Reynolds Tobacco Company (“R.J. Reynolds”) and Lorillard Tobacco Company (“Lorillard”) resolved approximately 415 pending federal Engle progeny cases (the “Federal Engle Agreement”). Federal cases that were in trial and those that previously reached final verdict were not included in the Federal Engle Agreement.

Engle Progeny Trial Results: As of January 29, 2019, 126 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Sixty-nine verdicts were returned in favor of plaintiffs and seven verdicts (Skolnick, Calloway, McCoy, Duignan, Caprio, Oshinsky-Blacker and McCall) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending. Skolnick was remanded for a new trial on plaintiff’s concealment and conspiracy claims; Calloway was reversed and remanded for a new trial on an appellate finding that improper arguments by plaintiff’s counsel deprived defendants of a fair trial; McCoy was reversed and remanded for a new trial on an appellate finding that the trial court erred in admitting certain materials into evidence that deprived defendants of a fair trial; Duignan was reversed and remanded for a new trial on an appellate finding that the trial judge erred in responding to a question from the jury during deliberations; Caprio was reversed post-trial after defendants agreed to voluntarily dismiss their appeal in exchange for a full retrial; Oshinsky-Blacker was reversed post-trial based on plaintiff’s counsel’s improper arguments at trial; and McCall was reversed based on an appellate finding that the trial judge erred in instructing the jury on the warning labels on cigarette packs.
Forty-seven verdicts were returned in favor of PM USA, of which 39 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of January 29, 2019. Three verdicts (D. Cohen, Collar, and Chacon) that were returned in favor of PM USA were subsequently reversed for new trials. Juries in two cases (Reider and Banks) returned zero damages verdicts in favor of PM USA. Juries in two other cases (Weingart and Hancock) returned verdicts against PM USA awarding no damages, but the trial court in each case granted an additur. One case, Pollari, resulted in a verdict in favor of PM USA following a retrial of an initial verdict returned in favor of plaintiff. Florida’s Fourth District Court of Appeal reversed the verdict in favor of plaintiff. Plaintiff petitioned the Florida Supreme Court to review the District Court of Appeal’s decision, but subsequently dismissed their petition.
The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists such cases that are pending as of January 29, 2019 where PM USA has recorded a provision in its consolidated financial statements because an unfavorable outcome is probable and the amount of the loss can be reasonably estimated; the second chart lists other such cases that are pending as of January 29, 2019 but where an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated; the third chart lists other such cases that have concluded within the previous 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault (see Engle Progeny Appellate Issues below for a discussion of the Florida

Supreme Court’s decision in Schoeff). Further, the damages noted reflect adjustments based on post-trial or appellate rulings.
Currently Pending Engle Cases with Accrued Liabilities (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (All Defendants)	Punitive Damages (PM USA)	Appeal Status	Accrual(1)
Berger (Cote)	September 2014	PM USA	Federal Court - Middle District of Florida	$6 million	$21 million	The Eleventh Circuit Court of Appeals reinstated the punitive and compensatory damages awards and remanded the case to the district court. PM USA intends to challenge the punitive damages award.	$6 million accrual in the fourth quarter of 2018
McKeever	February 2015	PM USA	Broward	$6 million	$12 million
Fourth District Court of Appeal reduced compensatory damages; Florida Supreme Court remanded case to reinstate full compensatory damages award; PM USA’s petition for review by the U.S. Supreme Court is pending.
$20 million accrual in fourth quarter of 2017
Pardue	December 2016	PM USA and R.J. Reynolds	Alachua	$5 million	$7 million	First District Court of Appeal affirmed the judgment; defendants’ petition for review by the U.S. Supreme Court is pending.	$10 million accrual ($9 million in second quarter of 2018 and $1 million in third quarter of 2018)
Jordan	August 2015	PM USA	Duval	$6 million	$3 million	First District Court of Appeal affirmed the judgment; PM USA’s petition for review by the U.S. Supreme Court is pending.	$11 million accrual in second quarter of 2018
M. Brown	May 2015	PM USA	Duval	$6 million	$0
First District Court of Appeal affirmed the judgment; PM USA’s petition for review by the U.S. Supreme Court is pending. Trial court awarded plaintiff approximately $7 million in attorneys’ fees. PM USA filed a motion for rehearing.
$7 million accrual in second quarter of 2018
Boatright	November 2014	PM USA and Liggett Group LLC (“Liggett Group”)	Polk	$15 million	$20 million
Florida Supreme Court upheld the full amount of the trial court judgment without a reduction for plaintiff’s comparative fault and denied PM USA’s request for reconsideration; defendants’ petition for review by the U.S. Supreme Court is pending.
$41 million accrual in second quarter of 2018
Searcy	April 2013	PM USA and R.J. Reynolds	Federal Court - Middle District of Florida	<$1 million	$2 million	U.S. Court of Appeals for the Eleventh Circuit affirmed the judgment; defendants’ petition for review by the U.S. Supreme Court is pending.	$2 million accrual in third quarter of 2018
(1)Accrual amounts include interest and associated costs if applicable. For cases with multiple defendants, accrual amounts reflect the portion of compensatory damages PM USA believes it will have to pay if the case is ultimately decided in plaintiff’s favor after taking into account any portion potentially payable by the other defendant(s).

Other Currently Pending Engle Cases with Verdicts Against PM USA (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages(1)	Punitive Damages (PM USA)	Appeal Status
Chadwell	September 2018	PM USA	Miami-Dade	$2 million	$0	Trial court denied post-trial motions. PM USA intends to appeal the trial court decision.
Kaplan	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$2 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Landi	June 2018	PM USA and R.J. Reynolds	Broward	$8 million	$5 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Theis	May 2018	PM USA and R.J. Reynolds	Sarasota	$7 million	$10 million	Defendants’ appeal to Second District Court of Appeal pending.
Freeman	March 2018	PM USA	Alachua	$4 million	$0	Defendant’s appeal to First District Court of Appeal pending.
Gloger	February 2018	PM USA and R.J. Reynolds	Miami-Dade	$8 million	$5 million	Defendants’ appeal to Third District Court of Appeal pending.
Bryant	December 2017	PM USA	Escambia	<$1 million	<$1 million	Defendant’s appeal to First District Court of Appeal pending.
R. Douglas	November 2017	PM USA	Duval	<$1 million	$0	Awaiting entry of final judgment by the trial court.
Wallace	October 2017	PM USA and R.J. Reynolds	Brevard	$12 million	$16 million	Appeals by plaintiff and defendants to Fifth District Court of Appeal pending.
L. Martin	May 2017	PM USA	Miami-Dade	$1 million (<$1 million PM USA)	$1 million	Appeals by plaintiff and defendant to Third District Court of Appeal pending.
Sommers	April 2017	PM USA	Miami-Dade	$1 million	$0	New trial ordered on punitive damages; appeals by plaintiff and defendant to Third District Court of Appeal pending.
Santoro	March 2017	PM USA, R.J. Reynolds and Liggett Group	Broward	$2 million	$0	Trial court set aside punitive damages award; appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
J. Brown	February 2017	PM USA and R.J. Reynolds	Pinellas	$5 million	<$1 million	Second District Court of Appeals issued a per curiam affirmance of the judgment; defendants’ motion for a written opinion pending.
S. Martin	November 2016	PM USA and R.J. Reynolds	Broward	$5 million	$0	Fourth District Court of Appeal vacated the punitive damages and reinstated the entire compensatory damages award.
Danielson	November 2015	PM USA	Escambia	$3 million	<$1 million	Appeals by plaintiff and defendant to First District Court of Appeal pending.
Cooper	September 2015	PM USA and R.J. Reynolds	Broward	$5 million (<$1 million PM USA)	$0	Fourth District Court of Appeal affirmed judgment and granted a new trial on punitive damages.
McCoy	July 2015	PM USA, R.J. Reynolds and Lorillard	Broward	$2 million (<$1 million PM USA)	$3 million	Fourth District Court of Appeal reversed judgment and ordered a new trial; plaintiff requested review by the Florida Supreme Court; case stayed pending decision in Pollari, discussed above.
D. Brown	January 2015	PM USA	Federal Court - Middle District of Florida	$8 million	$9 million	Appeal to U.S. Court of Appeals for the Eleventh Circuit stayed pending final disposition in the Searcy case, discussed below.

Other Currently Pending Engle Cases with Verdicts Against PM USA (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages(1)	Punitive Damages (PM USA)	Appeal Status
Kerrivan	October 2014	PM USA and R.J. Reynolds	Federal Court - Middle District of Florida	$16 million	$16 million	Appeals by plaintiff and defendants to U.S. Court of Appeals for the Eleventh Circuit pending.
Harris	July 2014	PM USA, R.J. Reynolds and Lorillard	Federal Court - Middle District of Florida	$2 million	$0	Post-trial motions pending.
Skolnick	June 2013	PM USA and R.J. Reynolds	Palm Beach	$0	$0
Fourth District Court of Appeal reversed compensatory damages award, ruled in favor of defendants on strict liability and negligence claims and remanded conspiracy and concealment claims for a new trial. Currently pending limited retrial.

(1)PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.

Engle Cases Concluded Within Past 12 Months (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Accrual Date	Payment Amount (if any)	Payment Date
Boulter	December 2018	PM USA and R.J. Reynolds	Lee	Fourth quarter of 2018	<$1 million	January 2019
Simon	September 2018	PM USA and R.J. Reynolds	Broward	Fourth quarter of 2018	<$1 million	October 2018
Perrotto	November 2014	PM USA, R.J. Reynolds and Lorillard	Palm Beach	Third quarter of 2018	$1 million	September 2018
Gore	March 2015	PM USA and R.J. Reynolds	Indian River	First quarter of 2018	$1 million	September 2018
Putney	April 2010	PM USA, R.J. Reynolds and Liggett Group	Broward	Third quarter of 2018	$5 million	September 2018
Sermons	July 2016	PM USA and R.J. Reynolds	Duval	Third quarter of 2018	<$1 million	August 2018
Tognoli	November 2015	PM USA	Broward	Fourth quarter of 2017	$1 million	May 2018
Howles	November 2016	PM USA and R.J. Reynolds	Broward	First quarter of 2018	$6 million	May 2018
Purdo	April 2016	PM USA and R.J. Reynolds	Palm Beach	First quarter of 2018	$10 million	May 2018
Griffin	June 2014	PM USA	Federal Court - Middle District of Florida	Second quarter of 2017	$1 million	May 2018
Ledoux	December 2015	PM USA and R.J. Reynolds	Miami-Dade	Fourth quarter of 2017	$20 million	May 2018
Burkhart	May 2014	PM USA, R.J. Reynolds and Lorillard	Federal Court - Middle District of Florida	Second quarter of 2018	$2 million	May 2018
Barbose	November 2015	PM USA and R.J. Reynolds	Pasco	Fourth quarter of 2017	$12 million	May 2018
Allen	November 2014	PM USA and R.J. Reynolds	Duval	First quarter of 2018	$10 million	May 2018

Engle Cases Concluded Within Past 12 Months (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Accrual Date	Payment Amount (if any)	Payment Date
Ahrens	February 2016	PM USA and R.J. Reynolds	Pinellas	Fourth quarter of 2017	$7 million	May 2018
Starr-Blundell	June 2013	PM USA and R.J. Reynolds	Duval	First quarters of 2016 and 2018	<$1 million	March 2018
Zamboni	February 2015	PM USA and R.J. Reynolds	Federal Court - Middle District of Florida	First quarter of 2018	<$1 million	March 2018
Graham	May 2013	PM USA and R.J. Reynolds	Federal Court - Middle District of Florida	Second quarter of 2017	$1 million	January 2018
Naugle	November 2009	PM USA	Broward	Second quarter of 2017	$14 million	January 2018
Lourie	October 2014	PM USA, R.J. Reynolds and Lorillard	Hillsborough	Second quarter of 2017	$3 million	January 2018
Marchese	October 2015	PM USA and R.J. Reynolds	Broward	Fourth quarter of 2017	$1 million	January 2018
________________________________________________________________________________________________________________________________________

Engle Progeny Appellate Issues: In Douglas, an Engle progeny case against PM USA and R.J. Reynolds, in March 2012, the Florida Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of the plaintiff and upholding the use of the Engle jury findings with respect to strict liability claims but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants’ federal due process rights. In March 2013, the Florida Supreme Court affirmed the final judgment entered in favor of plaintiff upholding the use of the Engle jury findings with respect to strict liability and negligence claims. PM USA’s subsequent petition for writ of certiorari with the United States Supreme Court was unsuccessful.
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

In Burkhart and Searcy, Engle progeny cases against PM USA and R.J. Reynolds, defendants argued that application of the Engle findings to the Engle progeny plaintiffs’ concealment and conspiracy claims violated defendants’ due process rights. In March 2018, in Burkhart, the Eleventh Circuit rejected defendants’ due process arguments and affirmed the final judgment entered in plaintiff’s favor. Defendants filed a motion for rehearing challenging that decision, which the Eleventh Circuit denied. In September 2018, in Searcy, the Eleventh Circuit also affirmed the judgment in plaintiff’s favor; defendants’ petition for review by the United States Supreme Court is pending.
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

Florida Bond Statute: In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applies to all state Engle progeny lawsuits in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. Plaintiffs in three state Engle progeny cases against R.J. Reynolds in Alachua County, Florida (Alexander, Townsend and Hall) and one case in Escambia County (Clay) challenged the constitutionality of the bond cap statute. The Florida Attorney General intervened in these cases in defense of the constitutionality of the statute. Trial court rulings were rendered in Clay, Alexander, Townsend and Hall rejecting the plaintiffs’ bond cap statute challenges in those cases. The plaintiffs unsuccessfully appealed these rulings.
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
As of January 29, 2019, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Health Care Cost Recovery Litigation

Overview: In the health care cost recovery litigation, governmental entities seek reimbursement of health care cost expenditures allegedly caused by tobacco products and, in some cases, of future expenditures and damages. Relief sought by some but not all plaintiffs includes punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, additional disclosure of nicotine yields, and payment of attorney and expert witness fees.
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

Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain U.S. territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA and R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the years ended December 31, 2018, 2017 and 2016, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $4.2 billion, $4.5 billion and $4.6 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.

NPM Adjustment Disputes: PM USA is participating in proceedings regarding the NPM Adjustment for 2003-2017. The “NPM Adjustment” is a reduction in MSA payments made by the OPMs and those manufacturers that are subsequent signatories to the MSA (collectively, the “participating manufacturers” or “PMs”) that applies if the PMs collectively lose at least a specified level of market share to non-participating manufacturers since 1997, subject to certain conditions and defenses. The independent auditor (the “IA”) appointed under the MSA calculates the maximum amount of the NPM Adjustment, if any, for each year.

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

Other Disputes Under the State Settlement Agreements:
The payment obligations of the tobacco product manufacturers that are parties to the State Settlement Agreements, as well as the allocations of any NPM Adjustments and related settlements, have been and may continue to be affected by R.J. Reynolds’s acquisition of Lorillard and its related sale of certain cigarette brands to ITG (the “ITG brands”). In particular, R.J. Reynolds and ITG have asserted that they do not have to make payments on the ITG brands under the Florida, Minnesota and Texas State Settlement Agreements or include the ITG brands for purposes of certain calculations under the State Settlement Agreements. PM USA believes that R.J. Reynolds’s and ITG’s position violates the State Settlement Agreements and applicable law. PM USA further believes that these actions: (i) improperly increased PM USA’s payments for 2015-2018; (ii) may improperly increase PM USA’s payments for subsequent years; (iii) may improperly decrease PM USA’s share of the 2015-2018 NPM Adjustments and the settlements of related disputes; and (iv) may improperly decrease PM USA’s share of NPM Adjustments and related settlements for subsequent years.
In January 2017, PM USA and the State of Florida each filed a motion in Florida state court against R.J. Reynolds and ITG seeking to enforce the Florida State Settlement Agreement. In December 2017, the Florida trial court ruled that R.J. Reynolds (and not ITG) must make settlement payments under the Florida State Settlement Agreement on the ITG brands. In May 2018, the Florida trial court issued an order stating that, for purposes of the Florida State Settlement Agreement, R.J. Reynolds’s settlement payment on the ITG brands should be calculated as if R.J. Reynolds is continuing to sell those brands. In August 2018, the Florida trial court entered final judgment ordering R.J. Reynolds to pay PM USA approximately $9.8 million for the 2015-2017 period. R.J. Reynolds and PM USA have each filed notices of appeal of the trial court’s decision, which proceedings may result in further modifications to PM USA’s settlement payments under the Florida State Settlement Agreement.
In March 2018, PM USA and the State of Minnesota filed pleadings in Minnesota state court asserting claims against R.J. Reynolds and ITG similar to those made in Florida and seeking to enforce the Minnesota State Settlement Agreement.
In December 2018, PM USA filed a motion in Mississippi state court seeking to enforce the Mississippi State Settlement Agreement against R.J. Reynolds and ITG with respect to the accuracy of certain submissions made by R.J. Reynolds and ITG relating to payments on the ITG brands.

In January 2019, PM USA and the State of Texas each filed a motion in federal court for the Eastern District of Texas against R.J. Reynolds and ITG seeking to enforce the Texas State Settlement Agreement.

Federal Government’s Lawsuit: In 1999, the United States government filed a lawsuit in the U.S. District Court for the District of Columbia against various cigarette manufacturers, including PM USA, and others, including Altria, asserting claims under three federal statutes. The case ultimately proceeded only under the civil provisions of RICO. In August 2006, the district court held that certain defendants, including Altria and PM USA, violated RICO and engaged in seven of the eight “sub-schemes” to defraud that the government had alleged. Specifically, the court found that:

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

The court did not impose monetary penalties on defendants, but ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States public and that misrepresents or suppresses information concerning cigarettes;” (iv) an injunction against conveying any express or implied health message or health descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “light” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to ETS; (vi) the disclosure on defendants’ public document websites and in the Minnesota document repository of all documents produced to the government in the lawsuit or produced in any future court or administrative action concerning smoking and health until 2021, with certain additional requirements as to documents withheld from production under a claim of privilege or confidentiality; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedule as defendants now follow in disclosing such data to the Federal Trade Commission (“FTC”) for a period of 10 years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette businesses within the United States; and (ix) payment of the government’s costs in bringing the action.
Defendants appealed and, in May 2009, the U.S. Court of Appeals for the District of Columbia Circuit (“D.C. Court of Appeals”) largely affirmed the trial court’s remedial order, but vacated the following aspects of the order:

▪	its application to defendants’ subsidiaries;

▪	the prohibition on the use of express or implied health messages or health descriptors, but only to the extent of extraterritorial application;

▪	its point-of-sale display provisions; and

▪	its application to Brown & Williamson Holdings.

The D.C. Court of Appeals remanded the case for the trial court to reconsider these four aspects of the injunction and to reformulate its remedial order accordingly.
Following several years of appeals relating to the content of the corrective statements remedy described above, in October 2017, the district court approved the parties’ proposed consent order implementing corrective statements in newspapers and on television. The corrective statements began appearing in newspapers and on television in the fourth quarter of 2017. In April 2018, the parties reached agreement on the implementation of corrective statements on websites and onserts. The corrective statements began appearing on websites in the second quarter of 2018 and the onserts began appearing in the fourth quarter of 2018.
In 2014, Altria and PM USA recorded provisions totaling $31 million for the estimated costs of implementing the corrective communications remedy.
The requirements related to corrective statements at point-of-sale remain outstanding. In May 2014, the district court ordered further briefing on the issue, which was completed in June 2014. In May 2018, the parties submitted a joint status report on point-of-sale signage to the district court and the court approved the parties’ proposed briefing schedule. The briefing is complete and the matter is pending before the district court.

“Lights/Ultra Lights” Cases

Overview: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or its other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of January 29, 2019, a total of two such cases are pending in various U.S. state courts, none of which is active.

State “Lights” Cases Dismissed, Not Certified or Ordered De-Certified: As of January 29, 2019, 21 state courts in 23“Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

State Trial Court Class Certifications: State trial courts have certified classes against PM USA in several jurisdictions. Over time, all such cases have been dismissed by the courts at the summary judgment stage, were settled by the parties or were resolved in favor of PM USA.

Certain Other Tobacco-Related Litigation

Ignition Propensity Case: PM USA and Altria have faced litigation alleging that a fire caused by cigarettes led to individuals’ deaths.  In a Kentucky case (Walker) brought against various parties including PM USA and Altria, the Kentucky state court granted PM USA’s and Altria’s motion to dismiss in March 2017. This ruling followed a series of remand and removal motions, rulings and related appeals between 2009 and 2014. The case is now concluded.

UST Litigation: UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health suits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. In July 2016, USSTC and Altria were named as defendants, along with other named defendants, in one such case in California (Gwynn). In August 2018, the parties agreed to settle the Gwynn case and in September 2018, plaintiffs dismissed their claims with prejudice.

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria have agreed to indemnify a limited number of third parties in the event of future litigation. At December 31, 2018, Altria and certain of its subsidiaries (i) had $57 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for $30 million of guarantees, consisting primarily of surety bonds, related to their own performance; and (iii) had a redeemable noncontrolling interest of $39 million recorded on its consolidated balance sheet. In addition, from time to time, subsidiaries of Altria issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity.
Under the terms of a distribution agreement between Altria and PMI (the “Distribution Agreement”), entered into as a result of Altria’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria does not have a related liability recorded on its consolidated balance sheet at December 31, 2018 as the fair value of this indemnification is insignificant.

As more fully discussed in Note 20. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under the Borrowing Agreements and amounts outstanding under its commercial paper program.

Redeemable Noncontrolling Interest
In September 2007, Ste. Michelle completed the acquisition of Stag’s Leap Wine Cellars through one of its consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which Ste. Michelle holds an 85% ownership interest with a 15% noncontrolling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars, Ste. Michelle entered into a put arrangement with Antinori. The put arrangement, as later amended, provides Antinori with the right to require Ste. Michelle to purchase its 15% ownership interest in Michelle-Antinori at a price equal to Antinori’s initial investment of $27 million. The put arrangement became exercisable in September 2010 and has no expiration date. As of December 31, 2018, the redemption value of the put arrangement did not exceed the noncontrolling interest balance. Therefore, no adjustment to the value of the redeemable noncontrolling interest was recognized on the consolidated balance sheet for the put arrangement.
The noncontrolling interest put arrangement is accounted for as mandatorily redeemable securities because redemption is outside of the control of Ste. Michelle. As such, the redeemable noncontrolling interest is reported in the mezzanine equity section on the consolidated balance sheets at December 31, 2018 and 2017.

Note 20. Condensed Consolidating Financial Information
PM USA, which is a 100% owned subsidiary of Altria, has guaranteed Altria’s obligations under its outstanding debt securities, borrowings under the Borrowing Agreements and amounts outstanding under its commercial paper program (the “Guarantees”). Pursuant to the Guarantees, PM USA fully and unconditionally guarantees, as primary obligor, the payment and performance of Altria’s obligations under the guaranteed debt instruments (the “Obligations”), subject to release under certain customary circumstances as noted below.
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
PM USA will be unconditionally released and discharged from the Obligations upon the earliest to occur of:

▪	the date, if any, on which PM USA consolidates with or merges into Altria or any successor;

▪	the date, if any, on which Altria or any successor consolidates with or merges into PM USA;

▪	the payment in full of the Obligations pertaining to such Guarantees; and

▪	the rating of Altria’s long-term senior unsecured debt by Standard & Poor’s of A or higher.
At December 31, 2018, the respective principal 100% owned subsidiaries of Altria and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
The following sets forth the condensed consolidating balance sheets as of December 31, 2018 and 2017, condensed consolidating statements of earnings and comprehensive earnings for the years ended December 31, 2018, 2017 and 2016, and condensed consolidating statements of cash flows for the years ended December 31, 2018, 2017 and 2016 for Altria, PM USA and, collectively, Altria’s other subsidiaries that are not guarantors of Altria’s debt instruments (the “Non-Guarantor Subsidiaries”).
The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria and PM USA account for investments in their subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets
(in millions of dollars)
____________________________

at December 31, 2018	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$1,277	$—	$56	$—	$1,333
Receivables	—	18	124	—	142
Inventories:
Leaf tobacco	—	561	379	—	940
Other raw materials	—	123	63	—	186
Work in process	—	2	645	—	647
Finished product	—	128	430	—	558
	—	814	1,517	—	2,331
Due from Altria and subsidiaries	46	3,828	1,194	(5,068)	—
Income taxes	100	94	—	(27)	167
Other current assets	41	167	118	—	326
Total current assets	1,464	4,921	3,009	(5,095)	4,299
Property, plant and equipment, at cost	—	2,928	2,022	—	4,950
Less accumulated depreciation	—	2,111	901	—	3,012
	—	817	1,121	—	1,938
Goodwill	—	—	5,196	—	5,196
Other intangible assets, net	—	2	12,277	—	12,279
Investment in AB InBev	17,696	—	—	—	17,696
Investment in JUUL	—	—	12,800	—	12,800
Investment in consolidated subsidiaries	25,996	2,825	—	(28,821)	—
Due from Altria and subsidiaries	4,790	—	—	(4,790)	—
Other assets	193	955	952	(670)	1,430
Total Assets	$50,139	$9,520	$35,355	$(39,376)	$55,638

Condensed Consolidating Balance Sheets (Continued)
(in millions of dollars)
____________________________

at December 31, 2018	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Short-term borrowings	$12,704	$—	$—	$—	$12,704
Current portion of long-term debt	1,144	—	—	—	1,144
Accounts payable	1	91	307	—	399
Accrued liabilities:
Marketing	—	483	103	—	586
Employment costs	16	11	162	—	189
Settlement charges	—	3,448	6	—	3,454
Other	279	513	449	(27)	1,214
Dividends payable	1,503	—	—	—	1,503
Due to Altria and subsidiaries	4,499	407	162	(5,068)	—
Total current liabilities	20,146	4,953	1,189	(5,095)	21,193
Long-term debt	11,898	—	—	—	11,898
Deferred income taxes	3,010	—	2,832	(670)	5,172
Accrued pension costs	187	—	357	—	544
Accrued postretirement health care costs	—	1,072	677	—	1,749
Due to Altria and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	111	47	96	—	254
Total liabilities	35,352	6,072	9,941	(10,555)	40,810
Contingencies
Redeemable noncontrolling interest	—	—	39	—	39
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,961	3,310	25,047	(28,357)	5,961
Earnings reinvested in the business	43,962	359	2,201	(2,560)	43,962
Accumulated other comprehensive losses	(2,547)	(221)	(1,884)	2,105	(2,547)
Cost of repurchased stock	(33,524)	—	—	—	(33,524)
Total stockholders’ equity attributable to Altria	14,787	3,448	25,373	(28,821)	14,787
Noncontrolling interests	—	—	2	—	2
Total stockholders’ equity	14,787	3,448	25,375	(28,821)	14,789
Total Liabilities and Stockholders’ Equity	$50,139	$9,520	$35,355	$(39,376)	$55,638

Condensed Consolidating Balance Sheets
(in millions of dollars)
____________________________

at December 31, 2017	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$1,203	$1	$49	$—	$1,253
Receivables	1	10	131	—	142
Inventories:
Leaf tobacco	—	579	362	—	941
Other raw materials	—	111	59	—	170
Work in process	—	5	555	—	560
Finished product	—	128	426	—	554
	—	823	1,402	—	2,225
Due from Altria and subsidiaries	2	2,413	1,022	(3,437)	—
Income taxes	—	542	17	(98)	461
Other current assets	11	147	105	—	263
Total current assets	1,217	3,936	2,726	(3,535)	4,344
Property, plant and equipment, at cost	—	2,930	1,949	—	4,879
Less accumulated depreciation	—	2,086	879	—	2,965
	—	844	1,070	—	1,914
Goodwill	—	—	5,307	—	5,307
Other intangible assets, net	—	2	12,398	—	12,400
Investment in AB InBev	17,952	—	—	—	17,952
Investment in consolidated subsidiaries	13,111	2,818	—	(15,929)	—
Due from Altria and subsidiaries	4,790	—	—	(4,790)	—
Other assets	34	671	1,056	(476)	1,285
Total Assets	$37,104	$8,271	$22,557	$(24,730)	$43,202

Condensed Consolidating Balance Sheets (Continued)
(in millions of dollars)
____________________________

at December 31, 2017	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$864	$—	$—	$—	$864
Accounts payable	2	91	281	—	374
Accrued liabilities:
Marketing	—	578	117	—	695
Employment costs	21	14	153	—	188
Settlement charges	—	2,437	5	—	2,442
Other	389	433	247	(98)	971
Dividends payable	1,258	—	—	—	1,258
Due to Altria and subsidiaries	3,040	317	80	(3,437)	—
Total current liabilities	5,574	3,870	883	(3,535)	6,792
Long-term debt	13,030	—	—	—	13,030
Deferred income taxes	2,809	—	2,914	(476)	5,247
Accrued pension costs	206	—	239	—	445
Accrued postretirement health care costs	—	1,214	773	—	1,987
Due to Altria and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	108	49	126	—	283
Total liabilities	21,727	5,133	9,725	(8,801)	27,784
Contingencies
Redeemable noncontrolling interest	—	—	38	—	38
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,952	3,310	12,045	(15,355)	5,952
Earnings reinvested in the business	42,251	96	2,243	(2,339)	42,251
Accumulated other comprehensive losses	(1,897)	(268)	(1,506)	1,774	(1,897)
Cost of repurchased stock	(31,864)	—	—	—	(31,864)
Total stockholders’ equity attributable to Altria	15,377	3,138	12,791	(15,929)	15,377
Noncontrolling interests	—	—	3	—	3
Total stockholders’ equity	15,377	3,138	12,794	(15,929)	15,380
Total Liabilities and Stockholders’ Equity	$37,104	$8,271	$22,557	$(24,730)	$43,202

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
(in millions of dollars)
_____________________________

for the year ended December 31, 2018	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$21,422	$3,980	$(38)	$25,364
Cost of sales	—	6,153	1,258	(38)	7,373
Excise taxes on products	—	5,517	220	—	5,737
Gross profit	—	9,752	2,502	—	12,254
Marketing, administration and research costs	219	1,892	645	—	2,756
Asset impairment and exit costs	—	81	302	—	383
Operating (expense) income	(219)	7,779	1,555	—	9,115
Interest and other debt expense (income), net	511	(61)	215	—	665
Net periodic benefit cost (income), excluding service cost	16	(41)	(9)	—	(34)
Earnings from equity investment in AB InBev	(890)	—	—	—	(890)
Loss on AB InBev/SABMiller business combination	33	—	—	—	33
Earnings before income taxes and equity earnings of subsidiaries	111	7,881	1,349	—	9,341
Provision for income taxes	36	1,980	358	—	2,374
Equity earnings of subsidiaries	6,888	402	—	(7,290)	—
Net earnings	6,963	6,303	991	(7,290)	6,967
Net earnings attributable to noncontrolling interests	—	—	(4)	—	(4)
Net earnings attributable to Altria	$6,963	$6,303	$987	$(7,290)	$6,963

Net earnings	$6,963	$6,303	$991	$(7,290)	$6,967
Other comprehensive (losses) earnings, net of deferred income taxes	(242)	104	(54)	(50)	(242)
Comprehensive earnings	6,721	6,407	937	(7,340)	6,725
Comprehensive earnings attributable to noncontrolling interests	—	—	(4)	—	(4)
Comprehensive earnings attributable to Altria	$6,721	$6,407	$933	$(7,340)	$6,721

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
(in millions of dollars)
_____________________________

for the year ended December 31, 2017	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$21,826	$3,787	$(37)	$25,576
Cost of sales	—	6,394	1,174	(37)	7,531
Excise taxes on products	—	5,864	218	—	6,082
Gross profit	—	9,568	2,395	—	11,963
Marketing, administration and research costs	161	1,713	464	—	2,338
Asset impairment and exit costs	—	—	32	—	32
Operating (expense) income	(161)	7,855	1,899	—	9,593
Interest and other debt expense (income), net	510	(20)	215	—	705
Net periodic benefit cost, excluding service cost	12	18	7	—	37
Earnings from equity investment in AB InBev	(532)	—	—	—	(532)
Gain on AB InBev/SABMiller business combination	(445)	—	—	—	(445)
Earnings before income taxes and equity earnings of subsidiaries	294	7,857	1,677	—	9,828
(Benefit) provision for income taxes	(2,624)	3,127	(902)	—	(399)
Equity earnings of subsidiaries	7,304	558	—	(7,862)	—
Net earnings	10,222	5,288	2,579	(7,862)	10,227
Net earnings attributable to noncontrolling interests	—	—	(5)	—	(5)
Net earnings attributable to Altria	$10,222	$5,288	$2,574	$(7,862)	$10,222

Net earnings	$10,222	$5,288	$2,579	$(7,862)	$10,227
Other comprehensive earnings, net of deferred income taxes	155	3	214	(217)	155
Comprehensive earnings	10,377	5,291	2,793	(8,079)	10,382
Comprehensive earnings attributable to noncontrolling interests	—	—	(5)	—	(5)
Comprehensive earnings attributable to Altria	$10,377	$5,291	$2,788	$(8,079)	$10,377

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
(in millions of dollars)
_____________________________

for the year ended December 31, 2016	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$22,146	$3,633	$(35)	$25,744
Cost of sales	—	6,641	1,159	(35)	7,765
Excise taxes on products	—	6,187	220	—	6,407
Gross profit	—	9,318	2,254	—	11,572
Marketing, administration and research costs	160	2,009	493	—	2,662
Asset impairment and exit costs	5	77	67	—	149
Operating (expense) income	(165)	7,232	1,694	—	8,761
Interest and other debt expense, net	519	10	218	—	747
Loss on early extinguishment of debt	823	—	—	—	823
Net periodic benefit cost (income), excluding service cost	5	(6)	—	—	(1)
Earnings from equity investment in SABMiller	(795)	—	—	—	(795)
Gain on AB InBev/SABMiller business combination	(13,865)	—	—	—	(13,865)
Earnings before income taxes and equity earnings of subsidiaries	13,148	7,228	1,476	—	21,852
Provision for income taxes	4,453	2,631	524	—	7,608
Equity earnings of subsidiaries	5,544	268	—	(5,812)	—
Net earnings	14,239	4,865	952	(5,812)	14,244
Net earnings attributable to noncontrolling interests	—	—	(5)	—	(5)
Net earnings attributable to Altria	$14,239	$4,865	$947	$(5,812)	$14,239

Net earnings	$14,239	$4,865	$952	$(5,812)	$14,244
Other comprehensive earnings (losses), net of deferred income taxes	1,228	(16)	(28)	44	1,228
Comprehensive earnings	15,467	4,849	924	(5,768)	15,472
Comprehensive earnings attributable to noncontrolling interests	—	—	(5)	—	(5)
Comprehensive earnings attributable to Altria	$15,467	$4,849	$919	$(5,768)	$15,467

Condensed Consolidating Statements of Cash Flows
(in millions of dollars)
_____________________________

for the year ended December 31, 2018	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$6,907	$7,580	$1,354	$(7,450)	$8,391
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(57)	(181)	—	(238)
Acquisitions of businesses and assets	—	—	(15)	—	(15)
Investment in JUUL	—	—	(12,800)	—	(12,800)
Proceeds from finance assets	—	—	37	—	37
Proceeds from derivative financial instruments	35	—	—	—	35
Investment in consolidated subsidiaries	(13,003)	—	—	13,003	—
Other, net	—	—	(7)	—	(7)
Net cash provided by (used in) investing activities	(12,968)	(57)	(12,966)	13,003	(12,988)
Cash Provided by (Used in) Financing Activities
Proceeds from short-term borrowings	12,800	—	—	—	12,800
Long-term debt repaid	(864)	—	—	—	(864)
Repurchases of common stock	(1,673)	—	—	—	(1,673)
Dividends paid on common stock	(5,415)	—	—	—	(5,415)
Changes in amounts due to/from Altria and subsidiaries	1,415	(1,388)	12,976	(13,003)	—
Cash dividends paid to parent	—	(6,097)	(1,353)	7,450	—
Other	(128)	—	(4)	—	(132)
Net cash (used in) provided by financing activities	6,135	(7,485)	11,619	(5,553)	4,716
Cash, cash equivalents and restricted cash (1):
Increase	74	38	7	—	119
Balance at beginning of year	1,203	62	49	—	1,314
Balance at end of year	$1,277	$100	$56	$—	$1,433

(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 19. Contingencies.

Condensed Consolidating Statements of Cash Flows
(in millions of dollars)
_____________________________

for the year ended December 31, 2017	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$6,910	$4,028	$841	$(6,878)	$4,901
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(34)	(165)	—	(199)
Acquisitions of businesses and assets	—	—	(415)	—	(415)
Proceeds from finance assets	—	—	133	—	133
Investment in consolidated subsidiaries	(460)	—	—	460	—
Other, net	(5)	4	15	—	14
Net cash used in investing activities	(465)	(30)	(432)	460	(467)
Cash Provided by (Used in) Financing Activities
Repurchases of common stock	(2,917)	—	—	—	(2,917)
Dividends paid on common stock	(4,807)	—	—	—	(4,807)
Changes in amounts due to/from Altria and subsidiaries	(1,999)	1,410	1,049	(460)	—
Cash dividends paid to parent	—	(5,429)	(1,449)	6,878	—
Other	(40)	—	(7)	—	(47)
Net cash used in financing activities	(9,763)	(4,019)	(407)	6,418	(7,771)
Cash, cash equivalents and restricted cash (1):
(Decrease) increase	(3,318)	(21)	2	—	(3,337)
Balance at beginning of year	4,521	83	47	—	4,651
Balance at end of year	$1,203	$62	$49	$—	$1,314

(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 19. Contingencies.

Condensed Consolidating Statements of Cash Flows
(in millions of dollars)
_____________________________

for the year ended December 31, 2016	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$4,356	$5,143	$319	$(5,992)	$3,826
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(45)	(144)	—	(189)
Acquisition of assets	—	—	(45)	—	(45)
Proceeds from finance assets	—	—	231	—	231
Proceeds from AB InBev/SABMiller business combination	4,773	—	—	—	4,773
Purchase of AB InBev ordinary shares	(1,578)	—	—	—	(1,578)
Proceeds from derivative financial instruments	510	—	—	—	510
Investment in consolidated subsidiaries	(138)	—	—	138	—
Other, net	(3)	—	9	—	6
Net cash provided by (used in) investing activities	3,564	(45)	51	138	3,708
Cash Provided by (Used in) Financing Activities
Long-term debt issued	1,976	—	—	—	1,976
Long-term debt repaid	(933)	—	—	—	(933)
Repurchases of common stock	(1,030)	—	—	—	(1,030)
Dividends paid on common stock	(4,512)	—	—	—	(4,512)
Changes in amounts due to/from Altria and subsidiaries	(392)	(28)	558	(138)	—
Premiums and fees related to early extinguishment of debt	(809)	—	—	—	(809)
Cash dividends paid to parent	—	(5,064)	(928)	5,992	—
Other, net	(12)	—	(9)	—	(21)
Net cash used in financing activities	(5,712)	(5,092)	(379)	5,854	(5,329)
Cash, cash equivalents and restricted cash (1):
Increase (decrease)	2,208	6	(9)	—	2,205
Balance at beginning of year	2,313	77	56	—	2,446
Balance at end of year	$4,521	$83	$47	$—	$4,651

(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 19. Contingencies.

Note 21. Quarterly Financial Data (Unaudited)

	2018 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$6,108	$6,305	$6,837	$6,114
Gross profit	$2,936	$3,141	$3,255	$2,922
Net earnings	$1,895	$1,877	$1,944	$1,251
Net earnings attributable to Altria	$1,894	$1,876	$1,943	$1,250
Per share data:
Basic EPS attributable to Altria	$1.00	$0.99	$1.03	$0.67
Diluted EPS attributable to Altria	$1.00	$0.99	$1.03	$0.66

	2017 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$6,083	$6,663	$6,729	$6,101
Gross profit (1)	$2,776	$3,114	$3,171	$2,902
Net earnings	$1,402	$1,990	$1,867	$4,968
Net earnings attributable to Altria	$1,401	$1,989	$1,866	$4,966
Per share data:
Basic and diluted EPS attributable to Altria	$0.72	$1.03	$0.97	$2.60
(1) Certain prior year amounts have been reclassified to conform with the current year’s presentation due to Altria’s adoption of ASU 2017-07. For further discussion, see Note 17. Benefit Plans.

During 2018 and 2017, the following pre-tax (gains) or charges were included in net earnings attributable to Altria:

	2018 Quarters
(in millions)	1st	2nd	3rd	4th
NPM Adjustment Items	$(68)	$(77)	$—	$—
Tobacco and health litigation items, including accrued interest	28	70	21	12
Asset impairment, exit, implementation and acquisition-related costs	3	6	(3)	532
Loss on AB InBev/SABMiller business combination	33	—	—	—
AB InBev special items	(117)	(72)	35	69
	$(121)	$(73)	$53	$613

	2017 Quarters
(in millions)	1st	2nd	3rd	4th
NPM Adjustment Items	$(1)	$—	$5	$—
Tobacco and health litigation items, including accrued interest	1	17	—	62
Asset impairment, exit, implementation and acquisition-related costs	30	30	17	12
Settlement charge for lump sum pension payments	—	—	—	81
Gain on AB InBev/SABMiller business combination	—	(408)	(37)	—
AB InBev special items	73	2	34	51
	$103	$(359)	$19	$206

As discussed in Note 15. Income Taxes, Altria has recognized income tax benefits and charges in the consolidated statements of earnings during 2018 and 2017 as a result of various tax events, including the impact of the Tax Reform Act in 2018 and the fourth quarter of 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Altria Group, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Altria Group, Inc. and its subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited Altria Group, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Altria Group, Inc. and its subsidiaries as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Altria Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
/s/ PricewaterhouseCoopers LLP

Richmond, Virginia
January 31, 2019

We have served as Altria Group, Inc.’s auditor since at least 1934, which is when Altria Group, Inc. became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of Altria Group, Inc.

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
Management assessed the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2018. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of Altria Group, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2018, Altria Group, Inc. maintained effective internal control over financial reporting.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of Altria Group, Inc. included in this report, has audited the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2018, as stated in their report herein.

January 31, 2019

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Altria carried out an evaluation, with the participation of Altria’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, Altria’s Chief Executive

Officer and Chief Financial Officer concluded that Altria’s disclosure controls and procedures are effective.
There have been no changes in Altria’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
The Report of Independent Registered Public Accounting Firm and the Report of Management on Internal Control over Financial Reporting are included in Item 8.
Item 9B. Other Information.
 None.

Part III
Except for the information relating to the executive officers set forth in Item 10, the information called for by Items 10-14 is hereby incorporated by reference to Altria’s definitive proxy statement for use in connection with its Annual Meeting of Shareholders to be held on May 16, 2019 that is expected to be filed with the SEC on or about April 4, 2019 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10. Directors, Executive Officers and Corporate Governance.
Refer to “Board and Governance Matters - Proposal 1 - Election of Directors,” “Ownership of Equity Securities of Altria - Section 16(a) Beneficial Ownership Reporting Compliance” and “Board and Governance Matters - Board and Committee Governance” sections of the proxy statement.
Executive Officers as of February 12, 2019:

Name	Office	Age
Jody L. Begley	Senior Vice President, Tobacco Products	47
Daniel J. Bryant	Vice President and Treasurer	49
Kevin C. Crosthwaite, Jr.	Senior Vice President, Chief Strategy and Growth Officer	43
Ivan S. Feldman	Vice President and Controller	52
Murray R. Garnick	Executive Vice President and General Counsel	59
William F. Gifford, Jr.	Vice Chairman and Chief Financial Officer	48
Craig A. Johnson	President and Chief Executive Officer, Altria Group Distribution Company	66
Salvatore Mancuso	Senior Vice President, Finance and Procurement	53
W. Hildebrandt Surgner, Jr.	Vice President, Corporate Secretary and Associate General Counsel	53
Charles N. Whitaker	Senior Vice President, Chief Human Resources Officer and Chief Compliance Officer	52
Howard A. Willard III	Chairman and Chief Executive Officer	55
All of the above-mentioned officers have been employed by Altria or its subsidiaries in various capacities during the past five years.
Effective June 1, 2018, Mr. Begley was elected Senior Vice President, Tobacco Products of Altria. Mr. Begley has been continuously employed by Altria subsidiaries in positions across their businesses, including Innovative Tobacco Products, Brand Management, and Strategy and Business Development, since 1995.
As previously announced, Mr. Feldman will retire as Vice President and Controller, effective April 30, 2019. Steven D’Ambrosia was elected to replace Mr. Feldman upon his retirement. Mr. D’Ambrosia currently serves as Senior Director,

Accounting and Reporting, a position he has held since August 2014. Prior to this role, he served as Director, Reporting and Analysis from 2008 through July 2014. Mr. D’Ambrosia has been continuously employed by Altria subsidiaries in various accounting, financial reporting, planning and analysis positions since 1995.
In addition, as previously announced, Mr. Johnson will retire as President and Chief Executive Officer, Altria Group Distribution Company, effective March 1, 2019.
Mr. Whitaker’s wife and Mr. Surgner’s wife are first cousins.
Codes of Conduct and Corporate Governance
Altria has adopted the Altria Code of Conduct for Compliance and Integrity, which complies with requirements set forth in Item 406 of Regulation S-K. This Code of Conduct applies to all of its employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Altria has also adopted a code of business conduct and ethics that applies to the members of its Board of Directors. These documents are available free of charge on Altria’s website at www.altria.com.
Any waiver granted by Altria to its principal executive officer, principal financial officer or controller under the Code of Conduct, and certain amendments to the Code of Conduct, will be disclosed on Altria’s website at www.altria.com within the time period required by applicable rules.

In addition, Altria has adopted corporate governance guidelines and charters for its Audit, Compensation and Nominating, Corporate Governance and Social Responsibility Committees and the other committees of the Board of Directors. All of these documents are available free of charge on Altria’s website at www.altria.com.
The information on the respective websites of Altria and its subsidiaries is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings Altria makes with the SEC.
Item 11. Executive Compensation.
Refer to “Executive Compensation,” and “Board and Governance Matters - Director Compensation” sections of the proxy statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under Altria’s equity compensation plans at December 31, 2018, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by shareholders (1)	2,486,246	$—	37,914,032

(1)
The following plans have been approved by Altria shareholders and have shares referenced in column (a) or column (c): the 2010 Performance Incentive Plan, the 2015 Performance Incentive Plan and the 2015 Stock Compensation Plan for Non-Employee Directors.

(2)	Represents 2,129,626 shares of restricted stock units and 356,620 shares that may be issued upon vesting of performance stock units if maximum performance measures are achieved.

(3)
Includes 37,033,741 shares available under the 2015 Performance Incentive Plan and 880,291 shares available under the 2015 Stock Compensation Plan for Non-Employee Directors, and excludes shares reflected in column (a).

Refer to “Ownership of Equity Securities of Altria - Directors and Executive Officers” and “Ownership of Equity Securities of Altria - Certain Other Beneficial Owners” sections of the proxy statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Refer to “Related Person Transactions and Code of Conduct” and “Board and Governance Matters - Altria Board of Directors - Director Independence Determinations” sections of the proxy statement.
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

In accordance with Regulation S-X Rule 3-09, the audited financial statements of AB InBev for the year ended December 31, 2018 will be filed by amendment within six months after AB InBev’s year ended December 31, 2018.

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

2.3
Class C-1 Common Stock Purchase Agreement, dated as of December 20, 2018, by and among JUUL Labs, Inc., Altria Group, Inc. and Altria Enterprises LLC. Incorporated by reference to Altria Group, Inc.’s Current Report on From 8-K filed on December 20, 2018 (File No. 1-08940). †

2.4
Relationship Agreement, dated as of December 20, 2018, by and among JUUL Labs, Inc., Altria Group, Inc. and Altria Enterprises LLC. Incorporated by reference to Altria Group, Inc.’s Current Report on From 8-K filed on December 20, 2018 (File No. 1-08940). †

3.1
Articles of Amendment to the Restated Articles of Incorporation of Altria Group, Inc. and Restated Articles of Incorporation of Altria Group, Inc. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08940).

3.2
Amended and Restated By-Laws of Altria Group, Inc., effective as of May 17, 2018. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on February 1, 2018 (File No. 1-08940).

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

4.7
5-Year Revolving Credit Agreement, dated as of August 1, 2018, among Altria Group, Inc., the lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A., as administrative agents. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on August 1, 2018 (File No. 1-08940).

4.8
Term Loan Agreement, dated as of December 20, 2018, among Altria Group, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. Incorporated by reference to Altria Group, Inc.’s Current Report on From 8-K filed on December 20, 2018 (File No. 1-08940).

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

10.11
Term Sheet effective December 17, 2012, between Philip Morris USA, Inc., the other participating manufacturers, and various states and territories for settlement of the 2003 - 2012 Non-Participating Manufacturer Adjustment with those states. Incorporated by reference to Altria Group, Inc.’s Current Report on From 8-K filed on December 18, 2012 (File No. 1-08940).

10.12
Employee Matters Agreement by and between Altria Group, Inc. and Kraft Foods Inc. (now known as Mondelēz International, Inc.), dated as of March 30, 2007. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 30, 2007 (File No. 1-08940).

10.13
Intellectual Property Agreement by and between Philip Morris International Inc. and PM USA, dated as of January 1, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 28, 2008 (File No. 1-08940).

10.14
Employee Matters Agreement by and between Altria Group, Inc. and Philip Morris International Inc., dated as of March 28, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on March 28, 2008 (File No. 1-08940).

10.15
Guarantee made by Philip Morris USA Inc. in favor of the lenders party to the 5-Year Revolving Credit Agreement, dated as of June 30, 2011, among Altria Group, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, dated as of June 30, 2011. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on June 30, 2011 (File No. 1-08940).

10.16
Guarantee made by Philip Morris USA Inc. in favor of the lenders party to the 5-Year Revolving Credit Agreement, dated as of August 1, 2018, among Altria Group, Inc., the lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A., as administrative agents, dated as of August 1, 2018. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on August 1, 2018 (File No. 1-08940)

10.17
Guarantee Agreement, dated as of December 20, 2018, by Philip Morris USA Inc. in favor of the lenders party to the Term Loan Agreement. Incorporated by reference to Altria Group, Inc.’s Current Report on From 8-K filed on December 20, 2018 (File No. 1-08940).

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

10.21	Amendment to Benefit Equalization Plan, effective January 1, 2019.*

10.22	Form of Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-08940).*

10.23	Form of Supplemental Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-08940).*

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

10.28	2010 Performance Incentive Plan, effective on May 2, 2010. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement on Schedule 14A filed on April 9, 2010 (File No. 1-08940).*

10.29	2015 Performance Incentive Plan, effective on May 1, 2015. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement on Schedule 14A filed on April 9, 2015 (File No. 1-08940).*

10.30	Form of Indemnity Agreement. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on October 30, 2006 (File No. 1-08940).

10.31	Form of Restricted Stock Unit Agreement, dated as of January 28, 2015. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 30, 2015 (File No. 1-08940).*

10.32	Form of Restricted Stock Unit Agreement, dated as of January 26, 2016. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 28, 2016 (File No. 1-08940).*

10.33
Form of Restricted Stock Unit Agreement, dated as of January 30, 2017. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 1-08940).*

10.34
Form of Performance Stock Unit Agreement, dated as of January 30, 2017. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 1-08940).*

10.35
Form of Restricted Stock Unit Agreement, dated as of January 30, 2018. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 (File No. 1-08940).*

10.36
Form of Performance Stock Unit Agreement, dated as of January 30, 2018. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 (File No. 1-08940).*

10.37	Form of Restricted Stock Unit Agreement, dated as of May 17, 2018. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on May 17, 2018 (File No. 1-08940).*

10.38	Form of Performance Stock Unit Agreement, dated as of May 17, 2018. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on May 17, 2018 (File No. 1-08940).*

10.39
Form of Executive Confidentiality and Non-Competition Agreement (January 2011). Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 27, 2011 (File No. 1-08940).*

10.40	Form of Executive Confidentiality and Non-Competition Agreement (October 2018).*

10.41
Time Sharing Agreement between Altria Client Services LLC and Howard A. Willard, dated May 17, 2018. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018. (File No. 1-08940).*

10.42
Time Sharing Agreement between Altria Client Services LLC and Martin J. Barrington, dated as of November 19, 2015. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-08940).*

10.43
Time Sharing Termination Letter from Altria Client Services LLC to Martin J. Barrington, dated May 17, 2018. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018. (File No. 1-08940).*

10.44
Agreement and General Release between Altria Group, Inc. and Martin J. Barrington, dated May 17, 2018. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 (File No. 1-08940).*

10.45	Agreement and General Release between Altria Group, Inc. and James E. Dillard, dated June 1, 2018.*

21	Subsidiaries of Altria Group, Inc.

23	Consent of independent registered public accounting firm.

24	Powers of attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

† Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Altria agrees to supplementally furnish to the SEC upon request any omitted schedule or exhibit.
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
(Howard A. Willard III Chairman and Chief Executive Officer)

Date: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature		Title	Date

/s/ HOWARD A. WILLARD III (Howard A. Willard III)		Director, Chairman and Chief Executive Officer	February 26, 2019

/s/ WILLIAM F. GIFFORD, JR. (William F. Gifford, Jr.)		Vice Chairman and Chief Financial Officer	February 26, 2019

/s/ IVAN S. FELDMAN (Ivan S. Feldman)		Vice President and Controller	February 26, 2019

* JOHN T. CASTEEN III, DINYAR S. DEVITRE, THOMAS F. FARRELL II, DEBRA J. KELLY-ENNIS, W. LEO KIELY III, KATHRYN B. MCQUADE, GEORGE MUÑOZ, MARK E. NEWMAN, NABIL Y. SAKKAB, VIRGINIA E. SHANKS		Directors

* By:	/s/ HOWARD A. WILLARD III (HOWARD A. WILLARD III ATTORNEY-IN-FACT)		February 26, 2019