Form 10-Q
period 2019-03-31
ALTRIA GROUP, INC.
filed 2019-04-25
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
At April 15, 2019, there were 1,870,919,863 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$3,352	$1,333
Receivables	158	142
Inventories:
Leaf tobacco	930	940
Other raw materials	190	186
Work in process	651	647
Finished product	585	558
	2,356	2,331
Income taxes	3	167
Other current assets	393	326
Total current assets	6,262	4,299
Property, plant and equipment, at cost	4,917	4,950
Less accumulated depreciation	2,995	3,012
	1,922	1,938
Goodwill	5,196	5,196
Other intangible assets, net	12,327	12,279
Investments in equity securities	32,015	30,496
Other assets	1,511	1,430
Total Assets	$59,233	$55,638

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	March 31, 2019	December 31, 2018
Liabilities
Short-term borrowings	$—	$12,704
Current portion of long-term debt	2,144	1,144
Accounts payable	205	399
Accrued liabilities:
Marketing	490	586
Settlement charges	4,367	3,454
Other	1,412	1,403
Dividends payable	1,501	1,503
Total current liabilities	10,119	21,193
Long-term debt	27,024	11,898
Deferred income taxes	5,353	5,172
Accrued pension costs	497	544
Accrued postretirement health care costs	1,764	1,749
Other liabilities	357	254
Total liabilities	45,114	40,810
Contingencies (Note 12)
Redeemable noncontrolling interest	38	39
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,943	5,961
Earnings reinvested in the business	43,582	43,962
Accumulated other comprehensive losses	(2,717)	(2,547)
Cost of repurchased stock (934,207,054 shares at March 31, 2019 and 931,903,722 shares at December 31, 2018)	(33,664)	(33,524)
Total stockholders’ equity attributable to Altria	14,079	14,787
Noncontrolling interests	2	2
Total stockholders’ equity	14,081	14,789
Total Liabilities and Stockholders’ Equity	$59,233	$55,638
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net revenues	$5,628	$6,108
Cost of sales	1,578	1,734
Excise taxes on products	1,239	1,438
Gross profit	2,811	2,936
Marketing, administration and research costs	533	618
Asset impairment and exit costs	40	2
Operating income	2,238	2,316
Interest and other debt expense, net	384	166
Net periodic benefit income, excluding service cost	(1)	(7)
Earnings from equity investment in AB InBev	(86)	(342)
Loss on Cronos-related financial instruments	425	—
Loss on AB InBev/SABMiller business combination	—	33
Earnings before income taxes	1,516	2,466
Provision for income taxes	395	571
Net earnings	1,121	1,895
Net earnings attributable to noncontrolling interests	(1)	(1)
Net earnings attributable to Altria	$1,120	$1,894
Per share data:
Basic and diluted earnings per share attributable to Altria	$0.60	$1.00
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net earnings	$1,121	$1,895
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	29	45
AB InBev	(199)	(75)
Other comprehensive losses, net of deferred income taxes	(170)	(30)

Comprehensive earnings	951	1,865
Comprehensive earnings attributable to noncontrolling interests	(1)	(1)
Comprehensive earnings attributable to Altria	$950	$1,864
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Three Months Ended March 31, 2019 and 2018
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2018	$935	$5,961	$43,962	$(2,547)	$(33,524)	$2	$14,789
Net earnings (1)	—	—	1,120	—	—	—	1,120
Other comprehensive losses, net of deferred income taxes	—	—	—	(170)	—	—	(170)
Stock award activity	—	(18)	—	—	11	—	(7)
Cash dividends declared ($0.80 per share)	—	—	(1,500)	—	—	—	(1,500)
Repurchases of common stock	—	—	—	—	(151)	—	(151)
Balances, March 31, 2019	$935	$5,943	$43,582	$(2,717)	$(33,664)	$2	$14,081

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2017	$935	$5,952	$42,251	$(1,897)	$(31,864)	$3	$15,380
Net earnings (1)	—	—	1,894	—	—	—	1,894
Other comprehensive losses, net of deferred income taxes	—	—	—	(30)	—	—	(30)
Stock award activity	—	(14)	—	—	9	—	(5)
Cash dividends declared ($0.70 per share)	—	—	(1,329)	—	—	—	(1,329)
Repurchases of common stock	—	—	—	—	(513)	—	(513)
Balances, March 31, 2018	$935	$5,938	$42,816	$(1,927)	$(32,368)	$3	$15,397

(1) Amounts attributable to noncontrolling interests for the three months ended March 31, 2019 and 2018 exclude net earnings of $1 million due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Provided by (Used in) Operating Activities
Net earnings	$1,121	$1,895
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	53	53
Deferred income tax (benefit) provision	(72)	54
Earnings from equity investment in AB InBev	(86)	(342)
Loss on AB InBev/SABMiller business combination	—	33
Loss on Cronos-related financial instruments	425	—
Asset impairment and exit costs, net of cash paid	17	(7)
Cash effects of changes:
Receivables	(16)	9
Inventories	(25)	(30)
Accounts payable	(189)	(164)
Income taxes	471	521
Accrued liabilities and other current assets	(513)	(267)
Accrued settlement charges	913	1,018
Pension plan contributions	(3)	(7)
Pension provisions and postretirement, net	(8)	—
Other, net	201	43
Net cash provided by operating activities	2,289	2,809
Cash Used in Investing Activities
Capital expenditures	(38)	(34)
Investment in Cronos	(1,831)	—
Other, net	(81)	(7)
Net cash used in investing activities	$(1,950)	$(41)

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Provided by (Used in) Financing Activities
Repayment of short-term borrowings	$(12,800)	$—
Long-term debt issued	16,265	—
Repurchases of common stock	(151)	(513)
Dividends paid on common stock	(1,502)	(1,257)
Other	(129)	(23)
Net cash provided by (used in) financing activities	1,683	(1,793)
Cash, cash equivalents and restricted cash:
Increase	2,022	975
Balance at beginning of period	1,433	1,314
Balance at end of period	$3,455	$2,289

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported on Altria’s condensed consolidated balance sheets:
	At March 31, 2019	At December 31, 2018
Cash and cash equivalents	$3,352	$1,333
Restricted cash included in other current assets (1)	68	57
Restricted cash included in other assets (1)	35	43
Cash, cash equivalents and restricted cash	$3,455	$1,433
(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 12. Contingencies.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At March 31, 2019, Altria Group, Inc.’s (“Altria”) wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”), which are engaged in the manufacture and sale of super premium cigarettes and the sale of premium cigars; UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine; and Philip Morris Capital Corporation (“PMCC”), which maintains a portfolio of finance assets, substantially all of which are leveraged leases. In December 2018, Altria announced the decision to refocus its innovative product efforts, which included the discontinuation of production and distribution of all e-vapor products by Nu Mark LLC (“Nu Mark”). Prior to that time, Nu Mark was engaged in the manufacture and sale of innovative tobacco products. Other Altria wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria and its subsidiaries. Altria’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At March 31, 2019, Altria’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At March 31, 2019, Altria had a 10.1% economic and voting interest of Anheuser-Busch InBev SA/NV (“AB InBev”), which Altria accounts for under the equity method of accounting using a one-quarter lag. Altria receives cash dividends on its interest in AB InBev and will continue to do so as long as AB InBev pays dividends.

In December 2018, Altria, through a wholly-owned subsidiary, purchased shares of non-voting convertible common stock of JUUL Labs, Inc. (“JUUL”), the U.S. leader in e-vapor, representing a 35% economic interest for $12.8 billion. JUUL is engaged in the manufacture and sale of e-vapor products globally. If and when antitrust clearance is obtained, Altria’s non-voting shares will automatically convert to voting shares (“Share Conversion”). At March 31, 2019, Altria had a 35% economic interest in JUUL, which Altria accounts for as an investment in an equity security. Upon Share Conversion, Altria expects to account for its investment in JUUL under the equity method of accounting. Altria has agreed to non-competition obligations generally requiring that it participate in the e-vapor business only through JUUL as long as Altria is supplying JUUL services, which Altria is committed to doing for at least six years.

On March 8, 2019, Altria, through a subsidiary, completed its acquisition of a 45% economic and voting interest in Cronos Group Inc. (“Cronos”), a global cannabinoid company headquartered in Toronto, Canada. At March 31, 2019, Altria had a 45% economic and voting interest in Cronos, which Altria accounts for under the equity method of accounting using a one-quarter lag. As a result of the one-quarter lag, no earnings/losses from Altria’s equity investment in Cronos were recorded for the quarter ended March 31, 2019.

For further discussion of Altria’s investments in equity securities, see Note 4. Investments in Equity Securities.

Share Repurchases

In July 2015, Altria’s Board of Directors (the “Board of Directors”) authorized a $1.0 billion share repurchase program that it expanded to $3.0 billion in October 2016 and to $4.0 billion in July 2017 (as expanded, the “July 2015 share repurchase program”). In January 2018, Altria completed the July 2015 share repurchase program, under which it purchased a total of 58.7 million shares of its common stock at an average price of $68.15 per share.

Following the completion of the July 2015 share repurchase program, the Board of Directors authorized a new $1.0 billion share repurchase program in January 2018 that it expanded to $2.0 billion in May 2018 (as expanded, the “January 2018 share repurchase program”). At March 31, 2019, Altria had $195 million remaining in the January 2018 share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria’s share repurchase activity was as follows:

	For the Three Months Ended March 31,
	2019	2018
	(in millions, except per share data)
Total number of shares repurchased	2.7	8.0
Aggregate cost of shares repurchased	$151	$513
Average price per share of shares repurchased	$56.34	$64.33

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

These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in Altria’s Annual Report on Form 10-K for the year ended December 31, 2018.

On January 1, 2019, Altria adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and all related ASU amendments (collectively “ASU No. 2016-02”), which requires entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Altria has elected to apply the guidance retrospectively at the beginning of the period of adoption. As a result, comparative periods prior to adoption will continue to be presented in accordance with prior lease guidance, including disclosures. The impact of the adoption was not material to Altria’s consolidated financial statements. As a result of the adoption, Altria and its subsidiaries, as lessees, recorded right-of-use assets and lease liabilities of $179 million at January 1, 2019 for its leases, which were all operating leases. There was no cumulative effect adjustment to the opening balance of earnings reinvested in the business. Right-of-use assets and lease liabilities on Altria’s condensed consolidated balance sheet at March 31, 2019 were not materially different than the amounts recorded upon adoption of ASU No. 2016-02.

Additionally, in accordance with ASU No. 2016-02, lessor accounting for leveraged leases that commenced before the January 1, 2019 adoption date of ASU No. 2016-02 is unchanged unless there is a change in the scope of, or the consideration for, such leases. As a result, adoption of ASU No. 2016-02 as it relates to PMCC’s leveraged leases had no impact on Altria’s financial statements at the adoption date. During the first three months of 2019, PMCC had no new leases nor any changes in the scope of or the consideration for its existing leveraged leases.

For a description of issued accounting guidance applicable to, but not yet adopted by, Altria, see Note 14. New Accounting Guidance Not Yet Adopted.

Note 2. Revenues from Contracts with Customers:

Altria disaggregates net revenues based on product type. For further discussion, see Note 9. Segment Reporting.

Altria’s businesses offer cash discounts to customers for prompt payment and calculate cash discounts as a percentage of the list price based on historical experience and agreed-upon payment terms. Altria’s businesses record an allowance for cash discounts, which is included as a contra-asset against receivables on Altria’s condensed consolidated balance sheets. There was no allowance for cash discounts at March 31, 2019 and December 31, 2018, and there were no differences between amounts recorded as an allowance for cash discounts and cash discounts subsequently given to customers.

Altria’s businesses that receive payments in advance of product shipment record such payments as deferred revenue. These payments are included in other accrued liabilities on Altria’s condensed consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue was $233 million and $288 million at March 31, 2019 and December

31, 2018, respectively. When cash is received in advance of product shipment, Altria’s businesses satisfy their performance obligations within three days of receiving payment. At March 31, 2019 and December 31, 2018, there were no differences between amounts recorded as deferred revenue and amounts subsequently recognized as revenue.

Receivables, which primarily reflect sales of wine produced and/or distributed by Ste. Michelle, were $158 million and $142 million at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, there were no expected differences between amounts recorded and subsequently received, and Altria’s businesses did not record an allowance for doubtful accounts against these receivables.

Altria’s businesses record an allowance for returned goods, which is included in other accrued liabilities on Altria’s condensed consolidated balance sheets. While all of Altria’s tobacco operating companies sell tobacco products with dates relative to freshness as printed on product packaging, due to the limited shelf life of USSTC’s smokeless tobacco products it is USSTC’s policy to accept authorized sales returns from its customers for products that have passed such dates. Altria’s businesses record estimated sales returns, which are based principally on historical volume and return rates, as a reduction to revenues. Actual sales returns will differ from estimated sales returns to the extent actual results differ from estimated assumptions. Altria’s businesses reflect differences between actual and estimated sales returns in the period in which the actual amounts become known. These differences, if any, have not had a material impact on Altria’s condensed consolidated financial statements. All returned goods are destroyed upon return and not included in inventory. Consequently, Altria’s businesses do not record an asset for their right to recover goods from customers upon return.

Sales incentives include variable payments related to goods sold by Altria’s businesses. Altria’s businesses include estimates of variable consideration as a reduction to revenues upon shipment of goods to customers. The sales incentives that require significant estimates and judgments are as follows:

Price promotion payments- Altria’s businesses make price promotion payments, substantially all of which are made to their retail partners, to incent the promotion of certain product offerings in select geographic areas.

Wholesale and retail participation payments- Altria’s businesses make payments to their wholesale and retail partners to incent merchandising and sharing of sales data in accordance with each business’s trade agreements.

These estimates primarily include estimated wholesale to retail sales volume and historical acceptance rates. Actual payments will differ from estimated payments to the extent actual results differ from estimated assumptions. Differences between actual and estimated payments are reflected in the period such information becomes available. These differences, if any, have not had a material impact on Altria’s condensed consolidated financial statements.

Note 3. Asset Impairment, Exit and Implementation Costs:

Pre-tax asset impairment, exit and implementation costs consisted of the following:

	For the Three Months Ended March 31, 2019			For the Three Months Ended March 31, 2018
	Asset Impairment and Exit Costs	Implementation Costs (1)	Total	Asset Impairment and Exit Costs	Implementation Costs (2)	Total
	(in millions)
Smokeable products	$36	$8	$44	$—	$1	$1
Smokeless products	8	1	9	2	—	2
All other	(5)	—	(5)	—	—	—
General corporate	1	—	1	—	—	—
Total	40	9	49	2	1	3
Plus amounts included in net periodic benefit income, excluding service cost (3)	12	—	12	—	—	—
Total	$52	$9	$61	$2	$1	$3
(1) Included in marketing, administration and research costs in Altria’s condensed consolidated statement of earnings.
(2) Included in cost of sales in Altria’s condensed consolidated statements of earnings.
(3) Represents curtailment costs. See Note 6. Benefit Plans.

The 2019 pre-tax asset impairment, exit and implementation costs are related to the cost reduction program discussed below.

The movement in the restructuring liabilities, substantially all of which are severance liabilities, was as follows:

For the Three Months Ended March 31, 2019
(in millions)
Balances at December 31, 2018	$155
Charges	40
Cash spent	(35)
Balances at March 31, 2019	$160

Cost Reduction Program
In December 2018, Altria announced a cost reduction program that includes, among other things, reducing third-party spending and workforce reductions across the businesses. As a result of the cost reduction program, Altria expects to record total pre-tax restructuring charges of approximately $210 million. Of this amount, Altria incurred pre-tax charges of $121 million in 2018 and expects to record the remainder in 2019. The total estimated charges, substantially all of which will result in cash expenditures, relate primarily to employee separation costs of approximately $180 million and other costs of approximately $30 million. Total pre-tax charges incurred since the inception of this cost reduction program were $182 million. Cash payments related to this cost reduction program of $22 million were made during the three months ended March 31, 2019. There were no cash payments related to this program in 2018.

Note 4. Investments in Equity Securities:

Altria’s investments consisted of the following:

	Carrying Amount
	March 31, 2019	December 31, 2018
	(in millions)
AB InBev	$17,476	$17,696
JUUL	12,800	12,800
Cronos (1)	1,739	—
Total	$32,015	$30,496
(1) Includes investment in Acquired Common Shares ($397 million), the Cronos warrant ($949 million) and the Fixed-price Preemptive Rights ($393 million) as discussed further below.
Investment in AB InBev

At March 31, 2019, Altria had a 10.1% economic and voting interest of AB InBev, consisting of 185 million restricted shares of AB InBev (the “Restricted Shares”) and 12 million ordinary shares of AB InBev. Altria accounts for its investment in AB InBev under the equity method of accounting because Altria has the ability to exercise significant influence over the operating and financial policies of AB InBev, including having active representation on AB InBev’s Board of Directors (“AB InBev Board”) and certain AB InBev Board committees. Through this representation, Altria participates in AB InBev policy making processes.

At December 31, 2018, AB InBev had derivative financial instruments used to hedge the share price related to 92.4 million of its share commitments. AB InBev’s share price in Euros at March 31, 2019 and December 31, 2018 was €74.76 and €57.70, respectively. Consistent with the one-quarter lag for reporting AB InBev’s results in Altria’s financial results, Altria will record its share of AB InBev’s first quarter 2019 mark-to-market gains associated with these derivative financial instruments in the second quarter of 2019.

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

The fair value of Altria’s equity investment in AB InBev at March 31, 2019 and December 31, 2018 was $16.6 billion and $13.1 billion, respectively, compared with its carrying value of $17.5 billion and $17.7 billion, respectively. At March 31, 2019, the fair value of Altria’s equity investment in AB InBev was less than its carrying value by 5%, as compared to 26% at December 31, 2018. At April 18, 2019, the fair value of Altria’s equity investment in AB InBev approximated its carrying value. Based on Altria’s evaluation of the factors identified above, Altria concluded that the decline in fair value of its investment in AB InBev below its carrying value at March 31, 2019 is temporary and, therefore, Altria has not recorded any impairment.

Investment in JUUL

In December 2018, Altria, through a wholly-owned subsidiary, purchased shares of JUUL’s non-voting Class C-1 Common Stock for an aggregate price of $12.8 billion, which will convert automatically to shares of voting Class C Common Stock upon antitrust clearance, and a security convertible into additional shares of Class C-1 Common Stock or Class C Common Stock, as applicable, for no additional payment upon settlement or exercise of certain JUUL convertible securities (the “JUUL Transaction”). At March 31, 2019, Altria owned 35% of the issued and outstanding capital stock of JUUL.

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

At March 31, 2019, Altria accounted for its investment in JUUL as an investment in an equity security. Since the JUUL shares do not have a readily determinable fair value, Altria has elected to measure its investment in JUUL at its cost minus any impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There have been no such upward or downward adjustments to the carrying value of Altria’s investment in JUUL resulting from observable price changes since the JUUL Transaction. Upon Share Conversion, Altria expects to account for its investment in JUUL under the equity method of accounting.

Investment in Cronos

On March 8, 2019, Altria, through a subsidiary, completed its acquisition of:

▪	149.8 million newly issued common shares of Cronos (“Acquired Common Shares”), representing a 45% economic and voting interest.

▪
anti-dilution protections to purchase Cronos common shares to maintain its ownership percentage. Certain of the anti-dilution protections provide Altria the ability to purchase additional Cronos common shares at a per share exercise price of CAD $16.25 upon the occurrence of specified events (“Fixed-price Preemptive Rights”). Based on Altria’s assumptions as of March 31, 2019, Altria estimates the Fixed-price Preemptive Rights will allow Altria to purchase up to an additional approximately 40 million common shares of Cronos.

▪	a warrant providing Altria the ability to purchase up to an additional approximately 74 million common shares of Cronos at a per share exercise price of CAD $19.00, which expires on March 8, 2023.
The total purchase price for the Acquired Common Shares, Fixed-price Preemptive Rights and warrant (collectively, “Investment in Cronos”) was CAD $2.4 billion (USD $1.8 billion). Upon full exercise of the Fixed-price Preemptive Rights, to the extent such rights become available, and the warrant, Altria would own a maximum of 55% of the outstanding common shares of Cronos.

In accounting for the acquisition of these assets as of the date of closing, the Fixed-price Preemptive Rights and warrant were recorded at each of their fair values using Black-Scholes option-pricing models, based on the assumptions described in Note 5. Financial Instruments. In addition, a deferred tax liability related to the Fixed-price Preemptive Rights and warrant was recorded. The residual of the purchase price was allocated to the Acquired Common Shares. Accordingly, the CAD $2.4 billion (USD $1.8 billion) purchase price was recorded in USD as follows:

▪	$1.2 billion to the warrant;

▪	$0.5 billion to the Fixed-price Preemptive Rights;

▪	$0.4 billion to the Acquired Common Shares; and

▪	$0.3 billion to a deferred tax liability.

For a discussion of derivatives related to Altria’s Investment in Cronos, including Altria’s accounting for changes in the fair value of these derivatives, see Note 5. Financial Instruments.

At March 31, 2019, Altria had a 45% economic and voting interest in Cronos, which Altria accounts for under the equity method of accounting. Altria reports its share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for Altria to record them in the concurrent period. As a result of the one-quarter lag, no earnings/losses from Altria’s equity investment in Cronos were recorded for the quarter ended March 31, 2019.

Altria nominated four directors, including one director who is independent from Altria, who were elected to serve on Cronos’s seven member Board of Directors.

Note 5. Financial Instruments:

Altria enters into derivative financial instruments to mitigate the potential impact of certain market risks, including foreign currency exchange rate risk. Altria uses various types of derivative financial instruments, including forward contracts, options and swaps. Altria does not enter into or hold derivative financial instruments for trading or speculative purposes.

Altria’s investment in AB InBev, whose functional currency is the Euro, exposes Altria to foreign currency exchange risk on the carrying value of its investment. To manage this risk, Altria designates certain foreign exchange contracts, including cross-currency swap contracts and forward contracts (collectively “foreign currency contracts”), and Euro denominated notes (“foreign currency denominated debt”) as net investment hedges of Altria’s investment in AB InBev.

At March 31, 2019 and December 31, 2018, Altria had foreign currency contracts with aggregate notional amounts of $1,226 million. At March 31, 2019, Altria had foreign currency denominated debt with an aggregate fair value and carrying value of $4,851 million and $4,740 million, respectively. At December 31, 2018, Altria had no foreign currency denominated debt.

Altria’s estimates of the fair values of its foreign currency contracts are determined using valuation models with significant inputs that are readily available in public markets, or can be derived from observable market transactions, and therefore are classified in Level 2 of the fair value hierarchy. An adjustment for credit risk and nonperformance risk is included in the fair values of foreign currency contracts. See Note 10. Debt for a discussion of the fair value hierarchy related to Altria’s debt.

Altria’s Fixed-price Preemptive Rights and warrant related to its investment in Cronos, which is further discussed in Note 4. Investments in Equity Securities, are derivative financial instruments, which are required to be recorded at fair value. The fair values of the Fixed-price Preemptive Rights and warrant are estimated using Black-Scholes option-pricing models, adjusted for unobservable inputs, including probability factors and weighting of expected life, volatility levels and risk-free interest rates (which are classified in Level 3 of the fair value hierarchy) based on the following assumptions at:

	March 31, 2019	March 8, 2019	March 31, 2019	March 8, 2019
	Fixed-price Preemptive Rights		Warrant
Expected life (1)	2.27 years	2.32 years	3.94 years	4 years
Expected volatility (2)	92.86%	93.02%	92.86%	93.02%
Risk-free interest rate (3)(4)	1.54%	1.61%	1.52%	1.67%
Expected dividend yield (5)	—%	—%	—%	—%
(1) Based on the weighted-average remaining expected life of the Fixed-price Preemptive Rights (with a range from 1.75 years to 7 years) and the March 8, 2023 expiration date of the warrant.
(2) Based on a blend of historical volatility levels of the underlying equity security and peer companies.
(3) Based on the implied yield currently available on Canadian Treasury zero coupon issues weighted for the remaining expected life of the Fixed-price Preemptive Rights.
(4) Based on the implied yield currently available on Canadian Treasury zero coupon issues and the expected life of the warrant.
(5) Based on Cronos’s expected dividend payments.

The following table provides a reconciliation of the beginning and ending balance of the Fixed-price Preemptive Rights and warrant, which are classified in Level 3 of the fair value hierarchy:

(in millions)
Balance at December 31, 2018	$—
Investment in Fixed-price Preemptive Rights and warrant	1,736
Pre-tax losses recognized in net earnings	(394)
Balance at March 31, 2019	$1,342

Altria elects to record the gross assets and liabilities of derivative financial instruments executed with the same counterparty on its condensed consolidated balance sheets. The fair values of Altria’s derivative financial instruments on a gross basis included on the condensed consolidated balance sheets were as follows:

	Fair Value of Assets			Fair Value of Liabilities
	Balance Sheet Classification	March 31, 2019	December 31, 2018	Balance Sheet Classification	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:	(in millions)
Foreign currency contracts	Other current assets	$48	$37	Other accrued liabilities	$—	$—
Foreign currency contracts	Other assets	15	4	Other liabilities	—	4
Total		$63	$41		$—	$4

Derivatives not designated as hedging instruments:
Cronos warrant	Investments in equity securities	$949	$—
Fixed-price Preemptive Rights	Investments in equity securities	393	—
Total		$1,342	$—

Total derivatives		$1,405	$41		$—	$4

Altria records changes in the fair values of the Fixed-price Preemptive Rights and warrant as gains or losses in the periods in which the changes occur. For the three months ended March 31, 2019, Altria recognized pre-tax unrealized losses of $132 million and $262 million, representing the changes in the fair values of the Fixed-price Preemptive Rights and warrant, respectively, which were recorded in loss on Cronos-related financial instruments in Altria’s condensed consolidated statement of earnings.

In January and February 2019, Altria entered into derivative financial instruments in the form of forward contracts, which were settled on March 7, 2019, to hedge Altria’s exposure to CAD to USD foreign currency exchange rate movements, in relation to the CAD $2.4 billion purchase price for the Cronos transaction. The aggregate notional amounts of the forward contracts were USD $1.8 billion (CAD $2.4 billion). The forward contracts did not qualify for hedge accounting; therefore, for the three months ended March 31, 2019, pre-tax losses of USD $31 million representing changes in the fair values of the forward contracts were recorded in loss on Cronos-related financial instruments in Altria’s condensed consolidated statement of earnings.

Counterparties to Altria’s foreign currency contracts are domestic and international financial institutions. Altria is exposed to potential losses due to non-performance by these counterparties. Altria manages its credit risk by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure Altria has with each counterparty, and monitoring the financial condition of each counterparty. No amounts of collateral were received or posted related to derivative assets and liabilities at March 31, 2019 and December 31, 2018.

Net Investment Hedging

The pre-tax effects of Altria’s net investment hedges on accumulated other comprehensive losses and the condensed consolidated statements of earnings were as follows:

	Gain (Loss) Recognized in Accumulated Other Comprehensive Losses		Gain Recognized in Net Earnings (1)
	For the Three Months Ended March 31,
	2019	2018	2019	2018
	(in millions)
Foreign currency contracts	$23	$(33)	$9	$8
Foreign currency denominated debt	33	—	—	—
Total	$56	$(33)	$9	$8
(1) Related to amounts excluded from effectiveness testing.

The changes in the fair value of the foreign currency contracts and in the carrying value of the foreign currency denominated debt due to changes in the Euro to USD exchange rate were recognized in accumulated other comprehensive losses related to AB InBev. Gains on the foreign currency contracts arising from components excluded from effectiveness testing were recognized in interest and other debt expense, net in the condensed consolidated statements of earnings based on an amortization approach.

Note 6. Benefit Plans:

Components of Net Periodic Benefit (Income) Cost

Net periodic benefit (income) cost consisted of the following:

	For the Three Months Ended March 31,
	Pension		Postretirement
	2019	2018	2019	2018
	(in millions)
Service cost	$17	$21	$4	$4
Interest cost	77	68	20	19
Expected return on plan assets	(145)	(146)	(4)	(5)
Amortization:
Net loss	42	57	3	9
Prior service cost (credit)	1	1	(7)	(10)
Curtailment	7	—	5	—
Net periodic benefit (income) cost	$(1)	$1	$21	$17

Curtailment costs shown in the table above were related to the cost reduction program discussed in Note 3. Asset Impairment, Exit and Implementation Costs.

Employer Contributions

Altria makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service (“IRS”) regulations. Altria made employer contributions of $3 million to its pension plans during the three months ended March 31, 2019. Currently, Altria anticipates making additional employer contributions to its pension plans during the remainder of 2019 of up to approximately $45 million, based on current tax law. Altria did not make any employer contributions to its postretirement plans during the three months ended March 31, 2019. Currently, Altria anticipates making employer contributions to its postretirement plans of up to approximately $60 million in 2019. However, estimates for current-year contributions to Altria’s pension and postretirement plans may be subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on assets, changes in interest rates or other considerations.

Note 7. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Net earnings attributable to Altria	$1,120	$1,894
Less: Distributed and undistributed earnings attributable to share-based awards	(2)	(2)
Earnings for basic and diluted EPS	$1,118	$1,892

Weighted-average shares for basic and diluted EPS	1,874	1,899

Note 8. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria:

	For the Three Months Ended March 31, 2019
	Benefit Plans	AB InBev		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2018	$(2,168)	$(374)		$(5)	$(2,547)

Other comprehensive losses before reclassifications	—	(238)		—	(238)
Deferred income taxes	—	49		—	49
Other comprehensive losses before reclassifications, net of deferred income taxes	—	(189)		—	(189)

Amounts reclassified to net earnings	39	(12)		—	27
Deferred income taxes	(10)	2		—	(8)
Amounts reclassified to net earnings, net of deferred income taxes	29	(10)		—	19

Other comprehensive earnings (losses), net of deferred income taxes	29	(199)	(1)	—	(170)

Balances, March 31, 2019	$(2,139)	$(573)		$(5)	$(2,717)

	For the Three Months Ended March 31, 2018
	Benefit Plans	AB InBev		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2017	$(1,839)	$(54)		$(4)	$(1,897)

Other comprehensive losses before reclassifications	—	(81)		—	(81)
Deferred income taxes	—	16		—	16
Other comprehensive losses before reclassifications, net of deferred income taxes	—	(65)		—	(65)

Amounts reclassified to net earnings	61	(13)		—	48
Deferred income taxes	(16)	3		—	(13)
Amounts reclassified to net earnings, net of deferred income taxes	45	(10)		—	35

Other comprehensive earnings (losses), net of deferred income taxes	45	(75)	(1)	—	(30)

Balances, March 31, 2018	$(1,794)	$(129)		$(4)	$(1,927)
(1) Primarily reflects Altria’s share of AB InBev’s currency translation adjustments and the impact of Altria’s designated net investment hedges. For further discussion of designated net investment hedges, see Note 5. Financial Instruments.

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Benefit Plans: (1)
Net loss	$49	$70
Prior service cost/credit	(10)	(9)
	39	61

AB InBev (2)	(12)	(13)

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$27	$48
(1) Amounts are included in net defined benefit plan costs. For further details, see Note 6. Benefit Plans.
(2) Amounts are primarily included in earnings from equity investment in AB InBev.

Note 9. Segment Reporting:

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

Segment data were as follows:

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Net revenues:
Smokeable products	$4,935	$5,414
Smokeless products	540	525
Wine	151	142
All other	2	27
Net revenues	$5,628	$6,108
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$1,932	$2,038
Smokeless products	358	338
Wine	15	17
All other	(12)	(26)
Amortization of intangibles	(8)	(5)
General corporate expenses	(46)	(46)
Corporate asset impairment and exit costs	(1)	—
Operating income	2,238	2,316
Interest and other debt expense, net	(384)	(166)
Net periodic benefit income, excluding service cost	1	7
Earnings from equity investment in AB InBev	86	342
Loss on Cronos-related financial instruments	(425)	—
Loss on AB InBev/SABMiller business combination	—	(33)
Earnings before income taxes	$1,516	$2,466

The comparability of operating companies income for the reportable segments was affected by the following:

Non-Participating Manufacturer (“NPM”) Adjustment Items - For the three months ended March 31, 2018, pre-tax income of $68 million for NPM adjustment items was recorded by PM USA as a reduction to cost of sales, which increased operating companies income in the smokeable products segment. NPM adjustment items result from the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 12. Contingencies).

Tobacco and Health Litigation Items - Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria’s condensed consolidated statements of earnings as follows:

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Smokeable products segment	$15	$24
Interest and other debt expense, net	2	4
Total	$17	$28

The amounts shown in the table above for the smokeable products segment were recorded in marketing, administration and research costs. For further discussion, see Note 12. Contingencies.

Asset Impairment, Exit and Implementation Costs - See Note 3. Asset Impairment, Exit and Implementation Costs for a breakdown of these costs by segment.

Note 10. Debt:

Short-term Borrowings and Borrowing Arrangements

At March 31, 2019, Altria had no short-term borrowings. At December 31, 2018, Altria had $12.7 billion of short-term borrowings, net of $96 million of debt issuance costs, under the term loan agreement discussed below.

On December 20, 2018, Altria entered into a senior unsecured term loan agreement in connection with its investments in JUUL and Cronos (the “Term Loan Agreement”). At December 31, 2018, Altria had aggregate short-term borrowings under the Term Loan Agreement of $12.8 billion. Borrowings under the Term Loan Agreement were set to mature on December 19, 2019. In February 2019, Altria repaid all of the outstanding $12.8 billion of short-term borrowings under the Term Loan Agreement with net proceeds from the issuance of long-term senior unsecured notes. See Long-term Debt below. Upon repayment, the Term Loan Agreement terminated in accordance with its terms. In the first quarter of 2019, Altria recorded $96 million of pre-tax acquisition-related costs for the write-off of the debt issuance costs related to the Term Loan Agreement, which were recorded in interest and other debt expense, net in Altria’s condensed consolidated statement of earnings.

At December 31, 2018, Altria’s estimate of the fair value of its short-term borrowings was derived from discounted future cash flows based on the contractual terms of the Term Loan Agreement and observable interest rates and was classified in Level 2 of the fair value hierarchy. The fair value of Altria’s short-term borrowings at December 31, 2018 approximated its carrying value.

At December 31, 2018, accrued interest on short-term borrowings of $15 million was included in other accrued liabilities on Altria’s condensed consolidated balance sheet.

Long-term Debt

In February 2019, Altria issued USD denominated and Euro denominated long-term senior unsecured notes in the aggregate principal amounts of $11.5 billion and €4.25 billion, respectively (collectively, the “Notes”). Altria immediately converted the proceeds of the Euro denominated notes into USD of $4.8 billion. The net proceeds from the Euro notes and a portion of the net proceeds from the USD notes were used to repay in full the $12.8 billion of short-term borrowings under the Term Loan Agreement, which were incurred to fund Altria’s investment in JUUL. The remaining net proceeds from the USD notes were used to fund Altria’s investment in Cronos in the first quarter of 2019 and for other general corporate purposes. The Notes contain the following terms:

USD denominated notes

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

The Notes are Altria’s senior unsecured obligations and rank equally in right of payment with all of Altria’s existing and future senior unsecured indebtedness. Upon the occurrence of both (i) a change of control of Altria and (ii) the notes ceasing to be rated investment grade by each of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services and Fitch Ratings Ltd. within a specified time period, Altria will be required to make an offer to purchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest to the date of repurchase as and to the extent set forth in the terms of the Notes.

Altria designated its Euro denominated notes as a net investment hedge of its investment in AB InBev. For further discussion, see Note 5. Financial Instruments.

The obligations of Altria under the Notes are guaranteed by PM USA. For further discussion, see Note 13. Condensed Consolidating Financial Information.

Altria’s estimate of the fair value of its debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria’s total long-term debt at March 31, 2019 and December 31, 2018, was $29.9 billion and $12.5 billion, respectively, as compared with its carrying value of $29.2 billion and $13.0 billion, respectively.

At March 31, 2019 and December 31, 2018, accrued interest on long-term debt of $210 million and $207 million, respectively, was included in other accrued liabilities on Altria’s condensed consolidated balance sheets.

Note 11. Income Taxes:

The income tax rate of 26.1% for the three months ended March 31, 2019 increased 2.9 percentage points from the three months ended March 31, 2018. The increase was due primarily to the following:

▪	tax benefits of $22 million in 2018 related to prior audit years;

•	tax benefits of $20 million in 2018 related to the 2017 Tax Cuts and Jobs Act; and

•	tax expense of $11 million in 2019 for a valuation allowance on foreign tax credit carryforwards that are not realizable;

partially offset by:

▪	tax benefits of $11 million related to the effective settlement in March 2019 of the IRS audit of Altria and its consolidated subsidiaries’ 2014-2015 tax years.

Altria is subject to income taxation in many jurisdictions. Unrecognized tax benefits reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within the control of Altria. At March 31, 2019, Altria’s total unrecognized tax benefits were $55 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at March 31, 2019 was $45 million, along with $10 million affecting deferred taxes. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $14 million. At December 31, 2018, Altria’s total unrecognized tax benefits were $85 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2018 was $59 million, along with $26 million affecting deferred taxes.

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

Altria and its subsidiaries record provisions in the condensed consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except to the extent discussed elsewhere in this Note 12. Contingencies: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the condensed consolidated financial statements for unfavorable outcomes, if any. Litigation defense costs are expensed as incurred.

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

The table below lists the number of certain tobacco-related cases pending in the United States against PM USA and, in some instances, Altria as of April 22, 2019, April 23, 2018 and April 27, 2017:

	April 22, 2019	April 23, 2018	April 27, 2017
Individual Smoking and Health Cases (1)	98	102	80
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	2	4	5
Health Care Cost Recovery Actions (3)	1	1	1
“Lights/Ultra Lights” Class Actions	2	3	5
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
(2) The 2017 pending cases include as one case the 30 civil actions that were to be tried in six consolidated trials in West Virginia (In re: Tobacco Litigation). PM USA was a defendant in nine of the 30 cases. The parties resolved these cases for an immaterial amount and in the second quarter of 2018, the court dismissed all 30 cases.
(3) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

International Tobacco-Related Cases

As of April 22, 2019, PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant. PM USA and Altria are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.

Tobacco-Related Cases Set for Trial

As of April 22, 2019, 4 Engle progeny cases are set for trial through June 30, 2019. In addition, there are no individual smoking and health cases against PM USA set for trial during this period. Cases against other companies in the tobacco industry may also be scheduled for trial during this period. Trial dates are subject to change.

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

Of the 22 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 20 have reached final resolution.

See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of April 22, 2019.

Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation)

After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments and settlements (including related costs and fees) totaling approximately $668 million and interest totaling approximately $211 million as of March 31, 2019. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $276 million and interest totaling approximately $49 million.

The changes in Altria’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below are as follows:

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Accrued liability for tobacco and health litigation items at beginning of period (1)	$112	$106
Pre-tax charges for:
Tobacco and health litigation	15	24
Related interest costs	2	4
Payments (1)	(109)	(23)
Accrued liability for tobacco and health litigation items at end of period (1)	$20	$111
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

Security for Judgments

To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of March 31, 2019, PM USA has posted appeal bonds totaling approximately $103 million, which have been collateralized with restricted cash that are included in assets on the condensed consolidated balance sheet.

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

Non-Engle Progeny Litigation

Summarized below are the non-Engle progeny smoking and health cases pending during 2019 in which a verdict was returned in favor of plaintiff and against PM USA. Charts listing certain verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.

Capone: In December 2018, a jury in a Florida state court returned a verdict in favor of plaintiff, awarding $225,000 in compensatory damages. In the first quarter of 2019, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $325,000 for the judgment and related costs and paid this amount in April 2019, concluding this litigation.

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

Engle Progeny Cases

The deadline for filing Engle progeny cases expired in January 2008. As of April 22, 2019, approximately 2,000 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 2,600 state court plaintiffs.  Because of a number of factors, including, docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the Federal Engle Agreement (discussed below) resolved nearly all Engle progeny cases pending in federal court, as of April 22, 2019, approximately 4 cases were pending against PM USA in federal court representing the cases excluded from that agreement.

Agreement to Resolve Federal Engle Progeny Cases

In 2015, PM USA, R.J. Reynolds Tobacco Company (“R.J. Reynolds”) and Lorillard Tobacco Company (“Lorillard”) resolved approximately 415 pending federal Engle progeny cases (the “Federal Engle Agreement”). Federal cases that were in trial and those that previously reached final verdict were not included in the Federal Engle Agreement.

Engle Progeny Trial Results

As of April 22, 2019, 130 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Seventy-three verdicts were returned in favor of plaintiffs and seven verdicts (Skolnick, Calloway, McCoy, Gloger, Duignan, Caprio and Oshinsky-Blacker) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending. Skolnick was remanded for a new trial on plaintiff’s concealment and conspiracy claims; Calloway was reversed and remanded for a new trial on an appellate finding that improper arguments by plaintiff’s counsel deprived defendants of a fair trial; McCoy and Gloger were reversed and remanded for a new trial on appellate findings that the trial court erred in admitting certain materials into evidence that deprived defendants of fair trials; Duignan was reversed and remanded for a new trial on an appellate finding that the trial judge erred in responding to a question from the jury during deliberations; Caprio was reversed post-trial after defendants agreed to voluntarily dismiss their appeal in exchange for a full retrial; and Oshinsky-Blacker was reversed post-trial based on plaintiff’s counsel’s improper arguments at trial.

Forty-six verdicts were returned in favor of PM USA, of which 41 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of April 22, 2019. Four verdicts (Pearson, D. Cohen, Collar and Chacon) that were returned in favor of PM USA were subsequently reversed for new trials. Juries in two cases (Reider and Banks) returned zero damages verdicts in favor of PM USA. Juries in two other cases (Weingart and Hancock) returned verdicts against PM USA awarding no damages, but the trial court in each case decided to award the plaintiffs damages. One case, Pollari, resulted in a verdict in favor of PM USA following a retrial of an initial verdict returned in favor of plaintiff. Plaintiff has filed a motion for a new trial.

The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists such cases that are pending as of April 22, 2019 where PM USA has recorded a provision in its condensed consolidated financial statements because an unfavorable outcome is probable and the amount of the loss can be reasonably estimated; the second chart lists other such cases that are pending as of April 22, 2019 but where an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated; and the third chart lists other such cases that have concluded within the previous 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault (see Engle Progeny Appellate Issues below for a discussion of the Florida Supreme Court’s decision in Schoeff). Further, the damages noted reflect adjustments based on post-trial or appellate rulings.

Currently Pending Engle Cases with Accrued Liabilities (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (All Defendants)	Punitive Damages (PM USA)	Appeal Status	Accrual(1)
Berger (Cote)	September 2014	PM USA	Federal Court - Middle District of Florida	$6 million	$21 million
The Eleventh Circuit Court of Appeals reinstated the punitive and compensatory damages awards and remanded the case to the district court. PM USA’s challenge to the punitive damages award in the district court is pending.
$6 million accrual in the fourth quarter of 2018
(1)Accrual amounts include interest and associated costs, if applicable. For cases with multiple defendants, if any, accrual amounts reflect the portion of compensatory damages PM USA believes it will have to pay if the case is ultimately decided in plaintiff’s favor after taking into account any portion potentially payable by the other defendant(s).
Other Currently Pending Engle Cases with Verdicts Against PM USA (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages(1)	Punitive Damages (PM USA)	Appeal Status
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	<$1 million	New trial ordered on punitive damages.
Neff	March 2019	PM USA and R.J. Reynolds	Broward	$4 million	$2 million	Post-trial motions pending.
Frogel	March 2019	PM USA	Palm Beach	<$1 million (<$1 million PM USA)	$0	Post-trial motions pending.
Mahfuz	February 2019	PM USA and R.J. Reynolds	Broward	$12 million	$10 million	Post-trial motions pending.
Holliman	February 2019	PM USA	Miami-Dade	$3 million	$0	Post-trial motions pending.

Other Currently Pending Engle Cases with Verdicts Against PM USA (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages(1)	Punitive Damages (PM USA)	Appeal Status
Chadwell	September 2018	PM USA	Miami-Dade	$2 million	$0	Appeals by plaintiff and defendant to Third District Court of Appeal pending.
Kaplan	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$2 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Landi	June 2018	PM USA and R.J. Reynolds	Broward	$8 million	$5 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Theis	May 2018	PM USA and R.J. Reynolds	Sarasota	$7 million	$10 million	Defendants’ appeal to Second District Court of Appeal pending.
Freeman	March 2018	PM USA	Alachua	$4 million	$0	Defendant’s appeal to First District Court of Appeal pending.
Gloger	February 2018	PM USA and R.J. Reynolds	Miami-Dade	$8 million	$5 million	Third District Court of Appeal reversed judgment and ordered a new trial; plaintiff’s motion for rehearing pending.
Bryant	December 2017	PM USA	Escambia	<$1 million	<$1 million	Defendant’s appeal to First District Court of Appeal pending.
R. Douglas	November 2017	PM USA	Duval	<$1 million	$0	Awaiting entry of final judgment by the trial court.
Wallace	October 2017	PM USA and R.J. Reynolds	Brevard	$12 million	$16 million	Fifth District Court of Appeal affirmed trial court judgment.
Sommers	April 2017	PM USA	Miami-Dade	$1 million	$0	New trial ordered on punitive damages; appeals by plaintiff and defendant to Third District Court of Appeal pending.
Santoro	March 2017	PM USA, R.J. Reynolds and Liggett Group	Broward	$2 million	$0	Trial court set aside punitive damages award; appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Cooper	September 2015	PM USA and R.J. Reynolds	Broward	$5 million (<$1 million PM USA)	$0	Fourth District Court of Appeal affirmed judgment and granted a new trial on punitive damages.
McCoy	July 2015	PM USA, R.J. Reynolds and Lorillard	Broward	$2 million (<$1 million PM USA)	$3 million	Fourth District Court of Appeal reversed judgment and ordered a new trial; plaintiff requested review by the Florida Supreme Court; case currently stayed.
D. Brown	January 2015	PM USA	Federal Court - Middle District of Florida	$8 million	$9 million	Appeal to U.S. Court of Appeals for the Eleventh Circuit pending.
Kerrivan	October 2014	PM USA and R.J. Reynolds	Federal Court - Middle District of Florida	$16 million	$16 million	Appeals by plaintiff and defendants to U.S. Court of Appeals for the Eleventh Circuit pending.
Harris	July 2014	PM USA, R.J. Reynolds and Lorillard	Federal Court - Middle District of Florida	$2 million (<$ 1 million PM USA)	$0	Awaiting entry of amended final judgment applying comparative fault.
(1)PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.

Engle Cases Concluded Within Past 12 Months (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Accrual Date	Payment Amount (if any)	Payment Date
J. Brown	February 2017	PM USA and R.J. Reynolds	Pinellas	First quarter of 2019	$4 million	April 2019
L. Martin	May 2017	PM USA	Miami-Dade	First quarter of 2019	$2 million	April 2019
Danielson	November 2015	PM USA	Escambia	First quarter of 2019	$3 million	March 2019
S. Martin	November 2016	PM USA and R.J. Reynolds	Broward	First quarter of 2019	$5 million	March 2019
Searcy	April 2013	PM USA and R.J. Reynolds	Federal Court - Middle District of Florida	Third quarter of 2018	$2 million	March 2019
Boatright	November 2014	PM USA and Liggett Group	Polk	Second quarter of 2018	$42 million	March 2019
M. Brown	May 2015	PM USA	Duval	Second quarter of 2018	$8 million	March 2019
Jordan	August 2015	PM USA	Duval	Second quarter of 2018	$11 million	March 2019
Pardue	December 2016	PM USA and R.J. Reynolds	Alachua	Second and Third quarters of 2018	$11 million	March 2019
McKeever	February 2015	PM USA	Broward	Fourth quarter of 2017	$21 million	March 2019
Boulter	December 2018	PM USA and R.J. Reynolds	Lee	Fourth quarter of 2018	<$1 million	January 2019
Simon	September 2018	PM USA and R.J. Reynolds	Broward	Fourth quarter of 2018	<$1 million	October 2018
Perrotto	November 2014	PM USA, R.J. Reynolds and Lorillard	Palm Beach	Third quarter of 2018	$1 million	September 2018
Gore	March 2015	PM USA and R.J. Reynolds	Indian River	First quarter of 2018	$1 million	September 2018
Putney	April 2010	PM USA, R.J. Reynolds and Liggett Group	Broward	Third quarter of 2018	$5 million	September 2018
Sermons	July 2016	PM USA and R.J. Reynolds	Duval	Third quarter of 2018	<$1 million	August 2018
Tognoli	November 2015	PM USA	Broward	Fourth quarter of 2017	$1 million	May 2018
Howles	November 2016	PM USA and R.J. Reynolds	Broward	First quarter of 2018	$6 million	May 2018
Purdo	April 2016	PM USA and R.J. Reynolds	Palm Beach	First quarter of 2018	$10 million	May 2018
Griffin	June 2014	PM USA	Federal Court - Middle District of Florida	Second quarter of 2017	$1 million	May 2018
Ledoux	December 2015	PM USA and R.J. Reynolds	Miami-Dade	Fourth quarter of 2017	$20 million	May 2018
Burkhart	May 2014	PM USA, R.J. Reynolds and Lorillard	Federal Court - Middle District of Florida	Second quarter of 2018	$2 million	May 2018

Engle Cases Concluded Within Past 12 Months (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Accrual Date	Payment Amount (if any)	Payment Date
Barbose	November 2015	PM USA and R.J. Reynolds	Pasco	Fourth quarter of 2017	$12 million	May 2018
Allen	November 2014	PM USA and R.J. Reynolds	Duval	First quarter of 2018	$10 million	May 2018
Ahrens	February 2016	PM USA and R.J. Reynolds	Pinellas	Fourth quarter of 2017	$7 million	May 2018

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

In Burkhart and Searcy, Engle progeny cases against PM USA and R.J. Reynolds, defendants argued that application of the Engle findings to the Engle progeny plaintiffs’ concealment and conspiracy claims violated defendants’ due process rights. In March 2018, in Burkhart, the Eleventh Circuit rejected defendants’ due process arguments and affirmed the final judgment entered in plaintiff’s favor. Defendants filed a motion for rehearing challenging that decision, which the Eleventh Circuit denied. In September 2018, in Searcy, the Eleventh Circuit also affirmed the judgment in plaintiff’s favor and in February 2019, the United States Supreme Court denied PM USA’s petition for writ of certiorari.

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

Florida Bond Statute

In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applies to all state Engle progeny lawsuits in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. Plaintiffs in three state Engle progeny cases against R.J. Reynolds in Alachua County, Florida (Alexander, Townsend and Hall) and one case in Escambia County (Clay) challenged the constitutionality of the bond cap statute. The Florida Attorney General intervened in these cases in defense of the constitutionality of the statute. Trial court rulings were rendered in Clay, Alexander, Townsend and Hall, rejecting the plaintiffs’ bond cap statute challenges in those cases. The plaintiffs unsuccessfully appealed these rulings.

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

As of April 22, 2019, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, these cases were stayed as a result of three Canadian tobacco manufacturers (none of which are related to Altria or its subsidiaries) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the U.S.). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.

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

Although there have been some decisions to the contrary, most judicial decisions in the United States have dismissed all or most health care cost recovery claims against cigarette manufacturers. Nine federal circuit courts of appeals and eight state appellate courts, relying primarily on grounds that plaintiffs’ claims were too remote, have ordered or affirmed dismissals of health care cost recovery actions. The United States Supreme Court has refused to consider plaintiffs’ appeals from the cases decided by five circuit courts of appeal.

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

Since the beginning of 2008, the Canadian Provinces of British Columbia, New Brunswick, Ontario, Newfoundland and Labrador, Quebec, Alberta, Manitoba, Saskatchewan, Prince Edward Island and Nova Scotia have brought health care reimbursement claims against cigarette manufacturers. PM USA is named as a defendant in the British Columbia and Quebec cases, while both Altria and PM USA are named as defendants in the New Brunswick, Ontario, Newfoundland and Labrador, Alberta, Manitoba, Saskatchewan, Prince Edward Island and Nova Scotia cases. The Nunavut Territory and Northwest Territory have passed similar legislation. All of these cases have been stayed pending resolution of proceedings in Canada involving three tobacco manufacturers (none of which are affiliated with Altria or its subsidiaries). See Smoking and Health Litigation - Other Smoking and Health Class Actions above for a discussion of these proceedings. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain U.S. territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA and R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended March 31, 2019 and 2018, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $0.9 billion and $1.0 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.

NPM Adjustment Disputes

PM USA is participating in proceedings regarding the NPM Adjustment for 2003-2018. The “NPM Adjustment” is a reduction in MSA payments made by the OPMs and those manufacturers that are subsequent signatories to the MSA (collectively, the “participating manufacturers” or “PMs”) that applies if the PMs collectively lose at least a specified level of market share to non-participating manufacturers since 1997, subject to certain conditions and defenses. The independent auditor (the “IA”) appointed under the MSA calculates the maximum amount of the NPM Adjustment, if any, for each year.

NPM Adjustment Disputes - Settlement with 36 States and Territories and Settlement with New York.

PM USA has entered into two settlements of NPM Adjustment disputes with a total of 37 states and territories, one with 36 states and territories (the “multi-state settlement”) and the other with the State of New York. In the multi-state settlement, PM USA, by the end of October 2017, had settled the NPM Adjustment disputes for 2003-2015 with 26 states in exchange for a total of $740 million. In 2018, there were three principal developments with respect to this settlement. First, in the first quarter of 2018, PM USA settled the NPM Adjustment disputes for 2004-2017 with nine additional states. As a result of these additional nine states joining the multi-state settlement, PM USA will receive approximately $81 million for 2004-2017 ($13 million of which relates to the 2015-2017 “transition years”), $68 million of which it received in April 2018 and another $5 million of which it received in April 2019. In connection with this settlement, PM USA recorded a reduction to cost of sales in the amount of $81 million in the first quarter of 2018. Second, in the second quarter of 2018, Pennsylvania joined the multi-state settlement for 2004-2017. As a result, PM USA will receive approximately $90 million for 2004-2017 ($13 million of which relates to the 2015-2017 “transition years”), $77 million of which it received in April 2019. In connection with this settlement, PM USA recorded a reduction to cost of sales in the amount of $90 million in the second quarter of 2018. Third, in the second quarter of 2018, PM USA agreed to settle the NPM Adjustment disputes for 2016 and 2017 with the 26 states mentioned above. As a result, PM USA will receive approximately $77 million for 2016 and 2017, $39 million of which it received in April 2019. In connection with this settlement, PM USA recorded a reduction to cost of sales in the amount of $38 million for the 2017 NPM Adjustment in the second quarter of 2018, having previously recorded a reduction to cost of sales in the amount of $39 million for the 2016 NPM Adjustment in the third quarter of 2017 based on PM USA’s then best estimate regarding 2016. In the first quarter of 2019, PM USA recorded a reduction to cost of sales in the amount of $52 million for its estimate of the 2018 NPM Adjustment it expects to receive for the multi-state settlement.

In the NPM Adjustment settlement with New York, which was entered into in 2015, PM USA has received approximately $265 million for 2004-2017. Both the New York settlement and the multi-state settlement also contain provisions resolving certain disputes regarding the application of the NPM Adjustment going forward, although the applicability of those provisions with respect to the signatory states that joined the multi-state settlement after 2017 is contingent on satisfaction, in the PMs’ sole discretion, of certain conditions.

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

The IA has calculated that PM USA’s share of the maximum potential NPM Adjustments for 2004-2018 is (exclusive of interest or earnings): $388 million for 2004; $181 million for 2005; $154 million for 2006; $185 million for 2007; $250 million for 2008; $211 million for 2009; $218 million for 2010; $166 million for 2011; $214 million for 2012; $224 million for 2013; $258 million for 2014; $299 million for 2015; $292 million for 2016; $285 million for 2017 and $332 million for 2018. These maximum amounts will be reduced, likely substantially, to reflect the settlements with the signatory states and New York, and potentially for current and future calculation disputes and other developments. Finally, PM USA’s recovery of these amounts, even as reduced, is dependent upon subsequent determinations regarding state-specific defenses and disputes with other PMs.

Other Disputes Under the State Settlement Agreements

The payment obligations of the tobacco product manufacturers that are parties to the State Settlement Agreements, as well as the allocations of any NPM Adjustments and related settlements, have been and may continue to be affected by R.J. Reynolds’s acquisition of Lorillard and its related sale of certain cigarette brands to ITG (the “ITG brands”). In particular, R.J. Reynolds and ITG have asserted that they do not have to make payments on the ITG brands under the Florida, Minnesota and Texas State Settlement Agreements or include the ITG brands for purposes of certain calculations under the State Settlement Agreements. PM USA believes that R.J. Reynolds’s and ITG’s position violates the State Settlement Agreements and applicable law. PM USA further believes that these actions: (i) improperly increased PM USA’s payments for 2015-2018; (ii) may improperly increase PM USA’s payments for subsequent years; (iii) improperly decreased PM USA’s share of the 2015-2018 NPM Adjustments and of the settlements of related disputes; and (iv) may improperly decrease PM USA’s share of NPM Adjustments and related settlements for subsequent years.

In January 2017, PM USA and the State of Florida each filed a motion in Florida state court against R.J. Reynolds and ITG seeking to enforce the Florida State Settlement Agreement. In August 2018, the Florida trial court entered final judgment ruling that R.J. Reynolds (and not ITG) must make settlement payments under the Florida State Settlement Agreement on the ITG brands, and ordering R.J. Reynolds to pay PM USA approximately $9.8 million (inclusive of interest) for the 2015-2017 period. R.J. Reynolds and PM USA have each filed notices of appeal of the trial court’s decision, which proceedings may result in further modifications to PM USA’s settlement payments under the Florida State Settlement Agreement.

In March 2018, PM USA and the State of Minnesota filed pleadings in Minnesota state court asserting claims against R.J. Reynolds and ITG, similar to those made in Florida, and seeking to enforce the Minnesota State Settlement Agreement.

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

Following several years of appeals relating to the content of the corrective statements remedy described above, in October 2017, the district court approved the parties’ proposed consent order implementing corrective statements in newspapers and on television. The corrective statements began appearing in newspapers and on television in the fourth quarter of 2017. In April 2018, the parties reached agreement on the implementation details of the corrective statements on websites and onserts. The corrective statements began appearing on websites in the second quarter of 2018 and the onserts began appearing in the fourth quarter of 2018.

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

“Lights/Ultra Lights” Cases

Overview

Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or its other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of April 22, 2019, a total of two such cases are pending in various U.S. state courts, none of which is active.

State “Lights” Cases Dismissed, Not Certified or Ordered De-Certified

As of April 22, 2019, 21 state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in several jurisdictions. Over time, all such cases have been dismissed by the courts at the summary judgment stage, were settled by the parties or were resolved in favor of PM USA.

Certain Other Tobacco-Related Litigation

E-vapor Litigation

In April 2019, Altria, PM USA and JUUL were named as defendants in a tobacco and health class action lawsuit filed in the United States District Court for the Middle District of Florida. The lawsuit involves JUUL e-vapor products and proposes various classes of plaintiffs. The theories of recovery include: violation of RICO; fraud; failure to warn; design defect; negligence; unjust enrichment and deceptive and unfair trade practices. Plaintiffs seek various forms of relief including compensatory and punitive damages. Altria and PM USA are preparing their responses to the lawsuit.

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria have agreed to indemnify a limited number of third parties in the event of future litigation. At March 31, 2019, Altria and certain of its subsidiaries (i) had $56 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for $30 million of guarantees, consisting of surety bonds, related to their own performance; and (iii) had a redeemable noncontrolling interest of $38 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity.

Under the terms of a distribution agreement between Altria and PMI (the “Distribution Agreement”), entered into as a result of Altria’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria does not have a related liability recorded on its condensed consolidated balance sheet at March 31, 2019 as the fair value of this indemnification is insignificant.

As more fully discussed in Note 13. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under its $3.0 billion senior unsecured 5-year revolving credit agreement (the “Credit Agreement”) and amounts outstanding under its commercial paper program.

Note 13. Condensed Consolidating Financial Information:

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

At March 31, 2019, the respective principal 100% owned subsidiaries of Altria and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

The following sets forth the condensed consolidating balance sheets as of March 31, 2019 and December 31, 2018, condensed consolidating statements of earnings and comprehensive earnings for the three months ended March 31, 2019 and 2018, and condensed consolidating statements of cash flows for the three months ended March 31, 2019 and 2018 for Altria, PM USA and, collectively, Altria’s other subsidiaries that are not guarantors of Altria’s debt instruments (the “Non-Guarantor Subsidiaries”).

The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria and PM USA account for investments in their subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets
March 31, 2019
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$3,318	$—	$34	$—	$3,352
Receivables	—	19	139	—	158
Inventories:
Leaf tobacco	—	544	386	—	930
Other raw materials	—	122	68	—	190
Work in process	—	10	641	—	651
Finished product	—	159	426	—	585
	—	835	1,521	—	2,356
Due from Altria and subsidiaries	82	4,574	1,166	(5,822)	—
Income taxes	189	3	—	(189)	3
Other current assets	62	225	106	—	393
Total current assets	3,651	5,656	2,966	(6,011)	6,262
Property, plant and equipment, at cost	—	2,931	1,986	—	4,917
Less accumulated depreciation	—	2,128	867	—	2,995
	—	803	1,119	—	1,922
Goodwill	—	—	5,196	—	5,196
Other intangible assets, net	—	2	12,325	—	12,327
Investments in equity securities	17,476	—	14,539	—	32,015
Investment in consolidated subsidiaries	27,378	2,825	—	(30,203)	—
Due from Altria and subsidiaries	4,790	—	—	(4,790)	—
Other assets	204	1,030	947	(670)	1,511
Total Assets	$53,499	$10,316	$37,092	$(41,674)	$59,233

Condensed Consolidating Balance Sheets (Continued)
March 31, 2019
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$2,144	$—	$—	$—	$2,144
Accounts payable	1	66	138	—	205
Accrued liabilities:
Marketing	—	418	72	—	490
Settlement charges	—	4,359	8	—	4,367
Other	311	715	575	(189)	1,412
Dividends payable	1,501	—	—	—	1,501
Due to Altria and subsidiaries	5,192	433	197	(5,822)	—
Total current liabilities	9,149	5,991	990	(6,011)	10,119
Long-term debt	27,024	—	—	—	27,024
Deferred income taxes	2,992	—	3,031	(670)	5,353
Accrued pension costs	188	—	309	—	497
Accrued postretirement health care costs	—	1,074	690	—	1,764
Due to Altria and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	67	93	197	—	357
Total liabilities	39,420	7,158	10,007	(11,471)	45,114
Contingencies
Redeemable noncontrolling interest	—	—	38	—	38
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,943	3,310	26,994	(30,304)	5,943
Earnings reinvested in the business	43,582	64	1,903	(1,967)	43,582
Accumulated other comprehensive losses	(2,717)	(216)	(1,861)	2,077	(2,717)
Cost of repurchased stock	(33,664)	—	—	—	(33,664)
Total stockholders’ equity attributable to Altria	14,079	3,158	27,045	(30,203)	14,079
Noncontrolling interests	—	—	2	—	2
Total stockholders’ equity	14,079	3,158	27,047	(30,203)	14,081
Total Liabilities and Stockholders’ Equity	$53,499	$10,316	$37,092	$(41,674)	$59,233

Condensed Consolidating Balance Sheets
December 31, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$1,277	$—	$56	$—	$1,333
Receivables	—	18	124	—	142
Inventories:
Leaf tobacco	—	561	379	—	940
Other raw materials	—	123	63	—	186
Work in process	—	2	645	—	647
Finished product	—	128	430	—	558
	—	814	1,517	—	2,331
Due from Altria and subsidiaries	46	3,828	1,194	(5,068)	—
Income taxes	100	94	—	(27)	167
Other current assets	41	167	118	—	326
Total current assets	1,464	4,921	3,009	(5,095)	4,299
Property, plant and equipment, at cost	—	2,928	2,022	—	4,950
Less accumulated depreciation	—	2,111	901	—	3,012
	—	817	1,121	—	1,938
Goodwill	—	—	5,196	—	5,196
Other intangible assets, net	—	2	12,277	—	12,279
Investments in equity securities	17,696	—	12,800	—	30,496
Investment in consolidated subsidiaries	25,996	2,825	—	(28,821)	—
Due from Altria and subsidiaries	4,790	—	—	(4,790)	—
Other assets	193	955	952	(670)	1,430
Total Assets	$50,139	$9,520	$35,355	$(39,376)	$55,638

Condensed Consolidating Balance Sheets (Continued)
December 31, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Short-term borrowings	$12,704	$—	$—	$—	$12,704
Current portion of long-term debt	1,144	—	—	—	1,144
Accounts payable	1	91	307	—	399
Accrued liabilities:
Marketing	—	483	103	—	586
Settlement charges	—	3,448	6	—	3,454
Other	295	524	611	(27)	1,403
Dividends payable	1,503	—	—	—	1,503
Due to Altria and subsidiaries	4,499	407	162	(5,068)	—
Total current liabilities	20,146	4,953	1,189	(5,095)	21,193
Long-term debt	11,898	—	—	—	11,898
Deferred income taxes	3,010	—	2,832	(670)	5,172
Accrued pension costs	187	—	357	—	544
Accrued postretirement health care costs	—	1,072	677	—	1,749
Due to Altria and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	111	47	96	—	254
Total liabilities	35,352	6,072	9,941	(10,555)	40,810
Contingencies
Redeemable noncontrolling interest	—	—	39	—	39
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,961	3,310	25,047	(28,357)	5,961
Earnings reinvested in the business	43,962	359	2,201	(2,560)	43,962
Accumulated other comprehensive losses	(2,547)	(221)	(1,884)	2,105	(2,547)
Cost of repurchased stock	(33,524)	—	—	—	(33,524)
Total stockholders’ equity attributable to Altria	14,787	3,448	25,373	(28,821)	14,787
Noncontrolling interests	—	—	2	—	2
Total stockholders’ equity	14,787	3,448	25,375	(28,821)	14,789
Total Liabilities and Stockholders’ Equity	$50,139	$9,520	$35,355	$(39,376)	$55,638

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended March 31, 2019
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$4,725	$913	$(10)	$5,628
Cost of sales	—	1,340	248	(10)	1,578
Excise taxes on products	—	1,185	54	—	1,239
Gross profit	—	2,200	611	—	2,811
Marketing, administration and research costs	35	384	114	—	533
Asset impairment and exit costs	1	35	4	—	40
Operating (expense) income	(36)	1,781	493	—	2,238
Interest and other debt expense (income), net	355	(25)	54	—	384
Net periodic benefit cost (income), excluding service cost	1	—	(2)	—	(1)
Earnings from equity investment in AB InBev	(86)	—	—	—	(86)
Loss on Cronos-related financial instruments	—	—	425	—	425
(Loss) earnings before income taxes and equity earnings of subsidiaries	(306)	1,806	16	—	1,516
(Benefit) provision for income taxes	(75)	459	11	—	395
Equity earnings of subsidiaries	1,351	95	—	(1,446)	—
Net earnings	1,120	1,442	5	(1,446)	1,121
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria	$1,120	$1,442	$4	$(1,446)	$1,120

Net earnings	$1,120	$1,442	$5	$(1,446)	$1,121
Other comprehensive (losses) earnings, net of deferred income taxes	(170)	5	23	(28)	(170)
Comprehensive earnings	950	1,447	28	(1,474)	951
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria	$950	$1,447	$27	$(1,474)	$950

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended March 31, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,214	$904	$(10)	$6,108
Cost of sales	—	1,487	257	(10)	1,734
Excise taxes on products	—	1,383	55	—	1,438
Gross profit	—	2,344	592	—	2,936
Marketing, administration and research costs	38	449	131	—	618
Asset impairment and exit costs	—	—	2	—	2
Operating (expense) income	(38)	1,895	459	—	2,316
Interest and other debt expense (income), net	122	(9)	53	—	166
Net periodic benefit cost (income), excluding service cost	1	(6)	(2)	—	(7)
Earnings from equity investment in AB InBev	(342)	—	—	—	(342)
Loss on AB InBev/SABMiller business combination	33	—	—	—	33
Earnings before income taxes and equity earnings of subsidiaries	148	1,910	408	—	2,466
(Benefit) provision for income taxes	(13)	482	102	—	571
Equity earnings of subsidiaries	1,733	89	—	(1,822)	—
Net earnings	1,894	1,517	306	(1,822)	1,895
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria	$1,894	$1,517	$305	$(1,822)	$1,894

Net earnings	$1,894	$1,517	$306	$(1,822)	$1,895
Other comprehensive (losses) earnings, net of deferred income taxes	(30)	4	39	(43)	(30)
Comprehensive earnings	1,864	1,521	345	(1,865)	1,865
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria	$1,864	$1,521	$344	$(1,865)	$1,864

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2019
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$1,642	$2,520	$166	$(2,039)	$2,289
Cash Used in Investing Activities
Capital expenditures	—	(9)	(29)	—	(38)
Investment in Cronos	—	—	(1,831)	—	(1,831)
Investment in consolidated subsidiaries	(1,947)	—	—	1,947	—
Other, net	(3)	—	(78)	—	(81)
Net cash used in investing activities	(1,950)	(9)	(1,938)	1,947	(1,950)
Cash Provided by (Used in) Financing Activities
Repayment of short-term borrowings	(12,800)	—	—	—	(12,800)
Long-term debt issued	16,265	—	—	—	16,265
Repurchases of common stock	(151)	—	—	—	(151)
Dividends paid on common stock	(1,502)	—	—	—	(1,502)
Changes in amounts due to/from Altria and subsidiaries	657	(771)	2,061	(1,947)	—
Cash dividends paid to parent	—	(1,737)	(302)	2,039	—
Other	(120)	—	(9)	—	(129)
Net cash provided by (used in) financing activities	2,349	(2,508)	1,750	92	1,683
Cash, cash equivalents and restricted cash (1):
Increase (decrease)	2,041	3	(22)	—	2,022
Balance at beginning of period	1,277	100	56	—	1,433
Balance at end of period	$3,318	$103	$34	$—	$3,455
(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 12. Contingencies.

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by Operating Activities
Net cash provided by operating activities	$648	$2,923	$189	$(951)	$2,809
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(1)	(33)	—	(34)
Other	—	—	(7)	—	(7)
Net cash used in investing activities	—	(1)	(40)	—	(41)
Cash Provided by (Used in) Financing Activities
Repurchases of common stock	(513)	—	—	—	(513)
Dividends paid on common stock	(1,257)	—	—	—	(1,257)
Changes in amounts due to/from Altria and subsidiaries	2,091	(2,439)	348	—	—
Cash dividends paid to parent	—	(446)	(505)	951	—
Other	(20)	—	(3)	—	(23)
Net cash provided by (used in) financing activities	301	(2,885)	(160)	951	(1,793)
Cash, cash equivalents and restricted cash (1):
Increase (decrease)	949	37	(11)	—	975
Balance at beginning of period	1,203	62	49	—	1,314
Balance at end of period	$2,152	$99	$38	$—	$2,289
(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 12. Contingencies.

Note 14. New Accounting Guidance Not Yet Adopted:

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
Executive Summary

Consolidated Results of Operations for the Three Months Ended March 31, 2019: The changes in Altria’s net earnings and diluted earnings per share (“EPS”) attributable to Altria for the three months ended March 31, 2019, from the three months ended March 31, 2018, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended March 31, 2018	$1,894	$1.00

2018 NPM Adjustment Items	(51)	(0.03)
2018 Asset impairment, exit and implementation costs	2	—
2018 Tobacco and health litigation items	20	0.01
2018 AB InBev special items	(92)	(0.04)
2018 Loss on AB InBev/SABMiller business combination	26	0.01
2018 Tax items	1	—
Subtotal 2018 special items	(94)	(0.05)

2019 Asset impairment, exit, implementation and acquisition-related costs	(125)	(0.06)
2019 Tobacco and health litigation items	(13)	(0.01)
2019 AB InBev special items	(90)	(0.05)
2019 Loss on Cronos-related financial instruments	(328)	(0.17)
2019 Tax items	(19)	(0.01)
Subtotal 2019 special items	(575)	(0.30)

Fewer shares outstanding	—	0.01
Change in tax rate	(17)	(0.01)
Operations	(88)	(0.05)
For the three months ended March 31, 2019	$1,120	$0.60

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the three months ended March 31, 2019 compared with the prior-year period were due primarily to shares repurchased by Altria under its share repurchase programs.

Change in Tax Rate: The change in tax rate was driven primarily by lower dividends from Anheuser-Busch InBev SA/NV (“AB InBev”).

Operations: The decrease of $88 million in operations shown in the table above was due primarily to the following:

▪	higher interest and other debt expense, net due to debt incurred from the Cronos Group Inc. (“Cronos”) and JUUL Labs, Inc. (“JUUL”) transactions; and

▪	lower earnings from Altria’s equity investment in AB InBev;

partially offset by:

▪	higher income from the smokeless products segment.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2019 Forecasted Results: In April 2019, Altria reaffirmed its expectation for its 2019 full-year adjusted diluted EPS growth rate to be in the range of 4% to 7% over its 2018 full-year adjusted diluted EPS base of $3.99. This forecasted growth rate excludes the 2019 forecasted expense items in the second table below. Altria’s 2019 guidance reflects its expectation for a higher full-year adjusted effective tax rate, primarily resulting from lower dividends from AB InBev; increased interest expense from the debt incurred to fund the Cronos and JUUL transactions; savings from the cost reduction program announced in December 2018, which Altria expects to build over the course of the year to an annualized level of approximately $575 million; and increased investments related to Philip Morris USA Inc.’s (“PM USA”) lead market plans for launching IQOS, once authorized by the United States Food and Drug Administration (“FDA”). The guidance assumes little-to-no earnings or cash contributions from the Cronos and JUUL investments. Altria also reaffirmed its expectation for its 2019 full-year adjusted effective tax rate to be in a range of 23.5% to 24.5%.

Reconciliation of 2018 Reported Diluted EPS to 2018 Adjusted Diluted EPS
2018
2018 Reported diluted EPS	$3.68
NPM Adjustment Items	(0.06)
Asset impairment, exit, implementation and acquisition-related costs	0.23
Tobacco and health litigation items	0.05
AB InBev special items	(0.03)
Loss on AB InBev/SABMiller business combination	0.01
Tax items	0.11
2018 Adjusted diluted EPS	$3.99

Altria’s full-year adjusted diluted EPS guidance and full-year forecast for its adjusted effective tax rate exclude the impact of certain income and expense items that management believes are not part of underlying operations. These items may include, for example, restructuring charges, asset impairment charges, acquisition-related costs, gain/loss on AB InBev/SABMiller plc (“SABMiller”) business combination, AB InBev special items, gain/loss on Cronos-related financial instruments, certain tax items, charges associated with tobacco and health litigation items, and resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 12. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 12”)).

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

Expense Excluded from 2019 Forecasted Adjusted Diluted EPS
2019
Tobacco and health litigation items	$0.01
Asset impairment, exit, implementation and acquisition-related costs (1)	0.08
AB InBev special items	0.05
Loss on Cronos-related financial instruments	0.17
Tax items (2)	0.04
$0.35

(1) Represents acquisition-related costs associated with the Cronos and JUUL transactions and charges for the cost reduction program announced in December 2018.
(2) Primarily represents a partial reversal of the tax basis benefit recorded in 2017 attributable to the deemed repatriation tax related to Altria’s investment in AB InBev.

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

Discussion and Analysis
Consolidated Operating Results

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Net revenues:
Smokeable products	$4,935	$5,414
Smokeless products	540	525
Wine	151	142
All other	2	27
Net revenues	$5,628	$6,108

Excise taxes on products:
Smokeable products	$1,203	$1,401
Smokeless products	31	32
Wine	5	5
Excise taxes on products	$1,239	$1,438

Operating income:
Operating companies income (loss):
Smokeable products	$1,932	$2,038
Smokeless products	358	338
Wine	15	17
All other	(12)	(26)
Amortization of intangibles	(8)	(5)
General corporate expenses	(46)	(46)
Corporate asset impairment and exit costs	(1)	—
Operating income	$2,238	$2,316

As discussed further in Note 9. Segment Reporting to the condensed consolidated financial statements in Item 1 (“Note 9”), the CODM reviews operating companies income to evaluate the performance of, and allocate resources to, the segments. Operating companies income for the segments is defined as operating income before general corporate expenses and amortization of intangibles. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

The following events that occurred during the three months ended March 31, 2019 and 2018 affected the comparability of statement of earnings amounts:

▪
NPM Adjustment Items: For a discussion of NPM Adjustment Items and a breakdown of these items by segment, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 12 and NPM Adjustment Items in Note 9, respectively.

▪	Tobacco and Health Litigation Items: For a discussion of tobacco and health litigation items and a breakdown of these costs by segment, see Note 12 and Note 9, respectively.

▪
Asset Impairment, Exit, Implementation and Acquisition-Related Costs: Pre-tax asset impairment, exit, implementation and acquisition-related costs were $159 million and $3 million for the three months ended March 31, 2019 and 2018, respectively.

In December 2018, Altria announced a cost reduction program (which includes, among other things, reducing third-party spending and workforce reductions across the businesses) that it expects will deliver approximately $575 million in annualized cost savings by the end of 2019.

For further discussion on asset impairment, exit and implementation costs, including a breakdown of these costs by segment, see Note 3. Asset Impairment, Exit and Implementation Costs to the condensed consolidated financial statements in Item 1.

For the three months ended March 31, 2019, Altria incurred pre-tax acquisition-related costs of $98 million associated with its investments in JUUL and Cronos. Substantially all of these costs were for the write-off of debt issuance costs related to Altria’s short-term borrowings under the term loan agreement that Altria entered into in connection with its investments in JUUL and Cronos.

▪
AB InBev Special Items: Altria’s earnings from its equity investment in AB InBev for the three months ended March 31, 2019 included pre-tax charges of $114 million, consisting primarily of Altria’s share of AB InBev’s mark-to-market losses on AB InBev’s derivative financial instruments used to hedge certain share commitments.

Altria’s earnings from its equity investment in AB InBev for the three months ended March 31, 2018 included net pre-tax income of $117 million, consisting primarily of Altria’s share of AB InBev’s estimated effect of the 2017 Tax Cuts and Jobs Act (the “Tax Reform Act”), partially offset by Altria’s share of AB InBev’s mark-to-market losses on AB InBev’s derivative financial instruments used to hedge certain share commitments.

▪
Loss on Cronos-Related Financial Instruments: For the three months ended March 31, 2019, Altria recognized a pre-tax unrealized loss of $394 million related to the warrant and certain anti-dilution protections (the “Fixed-price Preemptive Rights”) acquired in the Cronos transaction. Additionally, for the three months ended March 31, 2019, Altria recorded pre-tax losses of $31 million representing changes in the fair values of the forward contracts used to hedge Altria’s foreign currency exchange rate risk related to the Cronos transaction. For further discussion, see Note 5. Financial Instruments to the condensed consolidated financial statements in Item 1.

▪
Tax Items: Tax items for the three months ended March 31, 2019 were due primarily to tax expense of $21 million resulting from a partial reversal of the tax basis benefit associated with the deemed repatriation tax recorded in 2017 and tax expense of $11 million for a valuation allowance on foreign tax credit carryforwards that are not realizable, partially offset by tax benefits of $11 million related to the effective settlement in March 2019 of the Internal Revenue Service audit of Altria and its consolidated subsidiaries’ 2014-2015 tax years.

Tax items for the three months ended March 31, 2018 were due primarily to tax expense of $41 million resulting from a partial reversal of the tax basis benefit associated with the deemed repatriation tax recorded in 2017, substantially all of which was offset by tax benefits of $22 million related to prior audit years and an adjustment of $11 million to the provisional estimates recorded in 2017 for the Tax Reform Act.

Consolidated Results of Operations for the Three Months Ended March 31, 2019 versus the Three Months Ended March 31, 2018

Net revenues, which include excise taxes billed to customers, decreased $480 million (7.9%), due to lower net revenues in the smokeable products segment.

Cost of sales decreased $156 million (9.0%), due primarily to lower shipment volume in the smokeable products segment, partially offset by favorable NPM Adjustment Items in 2018.

Excise taxes on products decreased $199 million (13.8%), due to lower smokeable products shipment volume.

Marketing, administration and research costs decreased $85 million (13.8%), due primarily to lower spending as a result of the cost reduction program, which includes Altria’s decision in 2018 to refocus its innovative product efforts.

Operating income decreased $78 million (3.4%), due primarily to lower operating results from the smokeable products segment, partially offset by higher operating results from the smokeless products segment and lower spending related to Altria’s decision in 2018 to refocus its innovative product efforts.

Interest and other debt expense, net, increased $218 million (100+%), due primarily to higher interest costs and debt issuance costs for borrowings associated with the Cronos and JUUL transactions.

Earnings from Altria’s equity investment in AB InBev, which decreased $256 million (74.9%), were negatively impacted by AB InBev special items.

Altria’s income tax rate increased 2.9 percentage points to 26.1%, due primarily to tax benefits recorded in 2018 related to prior audit years and the Tax Reform Act.  For further discussion, see Note 11. Income Taxes to the condensed consolidated financial statements in Item 1.

Net earnings attributable to Altria of $1,120 million decreased $774 million (40.9%), due primarily to the 2019 loss on Cronos-related financial instruments, lower earnings from Altria’s equity investment in AB InBev, higher interest and other debt expense, net, and lower operating income. Diluted and basic EPS attributable to Altria of $0.60, each decreased by 40.0%, due to lower net earnings attributable to Altria, partially offset by fewer shares outstanding.

Operating Results by Business Segment

Tobacco Space

Business Environment

Summary

The United States tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of our tobacco subsidiaries and investees and our consolidated results of operations, cash flows or financial position. These challenges, some of which are discussed in more detail below, in Note 12, and in Cautionary Factors That May Affect Future Results include:

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

In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria’s tobacco subsidiaries. Our tobacco subsidiaries believe that a significant number of adult tobacco consumers switch among tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products and oral tobacco-derived nicotine products. The e-vapor category grew rapidly from 2012 through early 2015 off a small base, but then plateaued. The growth trend resumed in 2017 and accelerated rapidly in 2018. Growth of the e-vapor category and other innovative tobacco products has negatively impacted consumption levels and sales volume of other tobacco product categories, including cigarettes and smokeless tobacco. In connection with this rapid growth trend in the e-vapor category, Altria anticipates that the U.S. cigarette industry volume decline rate may exceed the recent historical long-term decline rate. In April 2019, Altria revised its estimated U.S. cigarette industry volume decline rate for 2019 from 3.5% - 5% to 4% - 5% and reaffirmed its estimated average U.S. annual cigarette industry volume decline rate of 4% - 5% over the next five years. Altria and its tobacco subsidiaries believe the innovative tobacco product categories will continue to be dynamic as adult tobacco consumers explore a variety of tobacco product options and as the regulatory environment for these innovative tobacco products evolves.

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

FSPTCA and FDA Regulation

The Regulatory Framework

The FSPTCA expressly establishes certain restrictions and prohibitions on our tobacco businesses and authorizes or requires further FDA action. Under the FSPTCA, the FDA has broad authority to (1) regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of tobacco products; (2) require disclosures of related information; and (3) enforce the FSPTCA and related regulations. The FSPTCA went into effect in 2009 for cigarettes, cigarette tobacco and smokeless tobacco products and in 2016 for all other tobacco products, including cigars, e-vapor products, pipe tobacco and oral tobacco-derived nicotine products (“Other Tobacco Products”). See FDA Regulatory Actions - Deeming Regulations below.

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

▪
authorizes the FDA to adopt product regulations and related actions, including imposing tobacco product standards that are appropriate for the protection of the public health (e.g., related to the use of menthol in cigarettes, flavors in cigars, nicotine yields and other constituents or ingredients) and imposing manufacturing standards for tobacco products (see FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation and FDA Regulatory Actions - Potential Product Standards below);

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

Pre-Market Review Pathways Including Substantial Equivalence

The FSPTCA permits the continued sale of tobacco products that were commercially marketed as of February 15, 2007, and for which no modifications have been made to the products since that date (“Grandfathered Products”). For new and modified tobacco products, however, the FSPTCA imposes restrictions on marketing, requiring FDA review to begin marketing a new product or continue marketing a modified product. Specifically, cigarettes, cigarette tobacco and smokeless tobacco products modified or first introduced into the market after March 22, 2011, and Other Tobacco Products modified or first introduced into the market after August 8, 2016, are subject to new tobacco product application and pre-market review and authorization requirements unless a manufacturer can demonstrate they are “substantially equivalent” to products commercially marketed as of February 15, 2007. The FDA could deny any such new tobacco product application, thereby preventing the distribution and sale of any product affected by such denial.

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

Similarly, the FDA could determine that Other Tobacco Products modified or first introduced into the market between February 15, 2007 and August 8, 2016 for which a manufacturer submits substantial equivalence reports, are not “substantially equivalent” to products commercially marketed as of February 15, 2007, or reject a new tobacco product application submitted by a manufacturer, both of which could require the removal of such products from the marketplace (see FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation, and FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways below).

Modifications to currently marketed products, including modifications that result from, for example, a supplier being unable to maintain the consistency required in ingredients or a manufacturer being unable to obtain the ingredients with the required specifications, can trigger the FDA’s pre-market review process described above. As noted, adverse determinations by the FDA during that process could restrict a manufacturer’s ability to continue marketing such products.

FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation

In July 2017, the FDA announced a comprehensive plan for tobacco and nicotine regulation that is to serve as the FDA’s multi-year regulatory road map (the “July 2017 Comprehensive Plan”). The FDA has stated its belief that this approach will strike an appropriate balance between regulation and encouraging development of innovative tobacco products that may be less risky than cigarettes. Major components of the July 2017 Comprehensive Plan include the following:

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

In November 2018, the FDA announced additional steps it is considering taking with respect to certain flavored tobacco products because of concerns that these products are appealing to youth, including:

▪
revisiting its compliance policy regarding sales of flavored e-vapor products other than tobacco, mint and menthol by restricting sales to age-restricted, in-person locations and, if sold online, under heightened practices for age verification;

▪	proposing rulemaking for a product standard to ban menthol in combustible tobacco products, including cigarettes and cigars;

▪	revisiting the extended timeline to submit applications for flavored cigars that were on the market as of August 8, 2016; and

▪	proposing rulemaking for a product standard to ban flavors in all cigars.

The FDA said it is monitoring youth tobacco usage rates, particularly usage rates of e-vapor products, and that it may exercise its regulatory authority by implementing measures designed to decrease youth tobacco use; potentially including the removal of certain e-vapor products from the market.

In March 2019, the FDA issued draft guidance (the “March 2019 Draft Guidance”):

▪
proposing a potential revision to its compliance policy for flavored e-vapor products (other than tobacco, mint and menthol flavors) that would move the deadline for filing pre-market applications from August 2022 to August 2021, and impose restrictions on sales of such tobacco products at in-person locations and online in order to reduce underage access;

▪	taking enforcement action against those that target underage users and/or promote underage use of e-vapor and similar tobacco products; and

▪
prioritizing enforcement action, beginning 30 days after issuance of final guidance, against flavored cigars (other than tobacco flavor) that either are not Grandfathered Products or have not received market authorization from the FDA to remain on the market.

The March 2019 Draft Guidance is subject to a public comment period, after which the FDA could issue final guidance. In the March 2019 Draft Guidance, the FDA stated that 30 days after issuing final guidance, it will begin taking enforcement action against those failing to comply with such guidance. FDA enforcement action could result in tobacco products that are subject to such action being taken off the market. See FDA Regulatory Actions - Potential Product Standards below for further discussion.

Also in March 2019, the FDA reiterated its intention to issue a proposed rule for a product standard that would ban all characterizing flavors in cigars, including flavored cigars that are either Grandfathered Products or have received market authorization. See FDA Regulatory Actions - Potential Product Standards below for further discussion.

Implementation Timing, Rulemaking and Guidance

The implementation of the FSPTCA began in 2009 for cigarettes, cigarette tobacco and smokeless tobacco products and in 2016 for Other Tobacco Products and will continue over time. The provisions of the FSPTCA that require the FDA to take action through rulemaking generally involve consideration of public comment and, for some issues, scientific review. As required by the FSPTCA, the FDA has established a tobacco product scientific advisory committee (the “TPSAC”), which consists of voting and non-voting members, to provide advice, reports, information and recommendations to the FDA on certain scientific and health issues relating to tobacco products. TPSAC votes are considered by the FDA, but are not binding. From time to time, the FDA issues guidance, which may be issued in draft or final form, and generally involves public comment.

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

Investigation and Enforcement

The FDA has a number of investigatory and enforcement tools available to it, including document requests and other required information submissions, facility inspections, examinations and investigations, injunction proceedings, monetary penalties, product withdrawal and recall orders, and product seizures. The use of any of these investigatory or enforcement tools by the FDA could result in significant costs or otherwise have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries.

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

Subject to certain limitations arising from legal challenges, the Final Tobacco Marketing Rule took effect in June 2010 for cigarettes and smokeless tobacco products and in August 2016 for covered tobacco products. At the time of the re-promulgation of the Final Tobacco Marketing Rule, the FDA also issued an ANPRM regarding the so-called “1000 foot rule,”

which would establish restrictions on the placement of outdoor tobacco advertising in relation to schools and playgrounds. PM USA and U.S. Smokeless Tobacco Company LLC (“USSTC”) submitted comments on this ANPRM.

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

In March 2019, in a case filed by the American Academy of Pediatrics and other plaintiffs, a federal court in Massachusetts ordered the FDA to propose a new rule relating to graphic health warnings by August 2019, and to submit the final version of the rule for publication by March 2020. Any proposed rule issued by the FDA will be subject to public comment.

Substantial Equivalence and Other New Product Processes/Pathways

In general, in order to continue marketing provisional products, manufacturers of such products were required to send to the FDA a report demonstrating substantial equivalence by March 22, 2011 for the FDA to determine if such tobacco products are “substantially equivalent” to products commercially available as of February 15, 2007.  Most cigarette and smokeless tobacco products currently marketed by PM USA and USSTC are provisional products, as are some of the products currently marketed by Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”). Our subsidiaries submitted timely substantial equivalence reports for these provisional products and can continue marketing these products unless the FDA makes a determination that a specific provisional product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products from the marketplace. The FDA has communicated that it will not review a certain subset of provisional product substantial equivalence reports and that those products can generally continue to be legally marketed without further FDA review. PM USA and USSTC have provisional products included in this subset of products, but also have provisional products that will continue to be subject to the substantial equivalence review process as discussed below. In addition, PM USA and USSTC submitted substantial equivalence reports on products proposed to be marketed after March 22, 2011 (“non-provisional” products). While our cigarette and smokeless tobacco subsidiaries believe all of their current products meet the statutory requirements of the FSPTCA, they cannot predict whether, when or how the FDA ultimately will apply its guidance to their various respective substantial equivalence reports or seek to enforce the law and regulations consistent with its guidance.

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

There remain a significant number of substantial equivalence reports for products for which the FDA has not announced decisions and that do not fall within the scope of the reports that the FDA has said it will not review. At the request of the FDA, our cigarette and smokeless tobacco subsidiaries have provided additional information with respect to certain of these substantial equivalence reports. We cannot predict whether this additional information will be satisfactory to the FDA to result in substantial equivalence determinations for the products covered by those reports. It is also not possible to predict how long reviews by the FDA of substantial equivalence reports or new tobacco product applications for any tobacco product will take. A “not substantially equivalent” determination or denial of a new tobacco product application on one or more products could have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries.

In order to continue marketing Other Tobacco Products modified or introduced into the market for the first time between February 15, 2007 and August 8, 2016, manufacturers originally were required to send to the FDA a report demonstrating substantial equivalence by May 8, 2018 or a new tobacco product application by November 8, 2018. In August 2017, the FDA extended all filing deadlines for combustible Other Tobacco Products, such as cigars and pipe tobacco, to August 8, 2021, and for non-combustible Other Tobacco Products, such as e-vapor and oral nicotine products, to August 8, 2022. The FDA also announced that it will permit manufacturers to continue to market such Other Tobacco Products until the FDA renders a decision on the applicable substantial equivalence report or new tobacco product application. However, as discussed above under FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation, and below under Underage Access and Use of E-vapor Products, the FDA announced that it is re-examining these timelines for certain e-vapor products.

Because of the limited number of e-vapor products on the market as of February 15, 2007, e-vapor manufacturers may not be able to file substantial equivalence reports with the FDA on their e-vapor products on the market as of August 8, 2016. In such case, the e-vapor manufacturer would have to file new tobacco product applications which, among other things, demonstrate that the marketing of the e-vapor products would be appropriate for the protection of the public health. It is uncertain how the FDA will interpret the requirements for obtaining a “new tobacco product marketing order,” although as noted above, the FDA has indicated its intention to issue appropriate regulations to clarify the requirements.

None of the cigar products currently marketed by John Middleton Co. (“Middleton”), and only some cigar products currently marketed by Nat Sherman, are Grandfathered Products; therefore, most of the cigar products currently marketed by these tobacco subsidiaries must proceed through the substantial equivalence process unless these tobacco subsidiaries replace them with Grandfathered Products. Substantial equivalence reports for cigars are due to be filed with the FDA by August 2021. Although Middleton has received market authorization from the FDA for some cigar products, there is a significant number of Middleton cigar products for which no market authorization has been received.

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

The FDA issued guidance on the substantial equivalence process in 2015 entitled “Guidance for Industry: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions” (“Substantial Equivalence Guidance”). The guidance provides that (i) certain label changes and (ii) changes to the quantity of tobacco product(s) in a package would each require submission of newly required substantial equivalence reports and authorization from the FDA prior to marketing tobacco products with such changes, even when the tobacco product itself is not changed. In a 2016 industry legal challenge, the court concluded that a modification to an existing product’s label does not result in a “new tobacco product” subject to the substantial equivalence review process and upheld the Substantial Equivalence Guidance in all other respects. Our tobacco subsidiaries market various products that fall within the scope of the Substantial Equivalence Guidance.

In March 2019, the FDA issued a proposed rule that would, if finalized, require for all tobacco products, that all substantial equivalence reports filed after the effective date of the final rule meet certain content and format requirements. Such requirements would not apply to substantial equivalence reports for provisional products or to any substantial equivalence report submitted to the FDA before this proposed rule becomes final. Various products marketed by our tobacco subsidiaries may fall within the scope of this proposed rule if finalized.

Deeming Regulations

As discussed above under FSPTCA and FDA Regulation - The Regulatory Framework, in 2016, the FDA issued final regulations for all Other Tobacco Products, imposing the FSPTCA regulatory framework on the cigar products manufactured, marketed and sold by Middleton and Nat Sherman. At the same time the FDA issued its final deeming regulations, it also amended the Final Tobacco Marketing Rule as described above in FSPTCA and FDA Regulation - Final Tobacco Marketing Rule. Under the new regulations, for Other Tobacco Products modified or introduced into the market for the first time between February 15, 2007 and August 8, 2016, manufacturers must demonstrate substantial equivalence to a product on the market as of February 15, 2007 or obtain a “new tobacco marketing order” by certain specified dates to continue marketing those products. For further details, see FSPTCA and FDA Regulation - FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways above.

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
In October 2018, Altria responded to the FDA’s request for a written plan setting forth the actions it was taking to address underage access and met with the FDA. In December 2018, Altria refocused its innovative product efforts, which included the discontinuation of all Nu Mark e-vapor products. Altria’s decision was based on current and expected financial performance of its innovative products, as well as regulatory restrictions limiting the ability to quickly improve such products. Later in December, Altria purchased, through a wholly owned subsidiary, a 35% economic interest in JUUL. Following the announcement of this investment, Altria requested a meeting with the FDA to discuss the transaction and its ongoing support for underage tobacco prevention. In February 2019, the FDA sent Altria a letter expressing concern about this investment given the rise in underage use of e-vapor products and issued a statement indicating that, if the increased trend in underage use of e-vapor products does not reverse, the FDA may unilaterally take action to address the trend. Altria responded by reaffirming its ongoing and long-standing investment in underage tobacco prevention efforts. For example, Altria is advocating raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels to further address underage tobacco use.

If the FDA determines that it should use its regulatory authority, such as through enforcement of the pre-market authorization requirements for e-vapor products, manufacturers of such products could be required to remove the products from the market until they receive pre-market authorization. For further details, see FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation above.

Potential Product Standards

▪	Nicotine and Flavors: Pursuant to the July 2017 Comprehensive Plan, in March 2018 the FDA issued an ANPRM on the following matters:

▪
Nicotine in cigarettes and potentially other combustible tobacco products: The potential public health benefits and any possible adverse effects of lowering nicotine in combustible cigarettes to non-addictive or minimally addictive levels through achievable product standards. Specifically, the FDA sought comments on the consequences of such a product standard, including (i) smokers compensating by smoking more cigarettes to obtain the same level of nicotine as with their current product and (ii) the illicit trade of cigarettes containing nicotine at levels higher than a non-addictive threshold that may be established by the FDA. The FDA also sought comments on whether a nicotine product standard should apply to other combustible tobacco products, including cigars.

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

▪
Flavors in all tobacco products: The role that flavors (including menthol) in tobacco products play in attracting youth and may play in helping some smokers switch to potentially less harmful forms of nicotine delivery. The FDA previously released its preliminary scientific evaluation on menthol, which states “that menthol cigarettes pose a public health risk above that seen with non-menthol cigarettes.” The FDA’s evaluation followed an earlier report to the FDA from TPSAC on the impact of the use of menthol in cigarettes on the public health and included a recommendation that the “[r]emoval of menthol cigarettes from the marketplace would benefit public health in the United States” and an observation that any ban on menthol cigarettes could lead to an increase in contraband cigarettes and other potential unintended consequences. As discussed above under FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation, in November 2018, the FDA indicated that it is considering proposing rulemaking for a product standard that would seek to ban menthol in combustible tobacco products, including cigarettes and cigars, and that it intends to propose a product standard that would ban characterizing flavors in all cigars. No future action can be taken by the FDA to ban characterizing flavors in all cigars or regulate the manufacture, marketing or sale of menthol cigarettes (including a possible ban) until the completion of a full rulemaking process. In the March 2019 Draft Guidance, discussed above under FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation, the FDA also announced its intention to restrict certain flavors of e-vapor products in order to deter underage usage of such products, and that it would prioritize enforcement action against flavored cigars (other than tobacco flavor) that either are not Grandfathered Products or have not received market authorization from the FDA to remain on the market. FDA enforcement action could result in cigars that are subject to such action being taken off the market. Also, in March 2019, the FDA reiterated its intention to issue a proposed rule for a product standard banning all cigars with characterizing flavors, that would include Grandfathered Products and cigars that have received market authorization from the FDA. While the FDA has yet to define “characterizing flavors” with respect to cigars, most of Middleton’s cigar products contain added flavors and may be subject to any action by the FDA to ban flavors in cigars. None of Middleton’s currently marketed cigar products are Grandfathered Products and, due to the August 2021 filing deadline for substantial equivalence reports for cigars, there is a significant number of Middleton cigar products for which Middleton has not yet received market authorization from the FDA.

Altria’s tobacco subsidiaries submitted public comments in response to the ANPRM regarding flavors in tobacco products in July 2018. This ANPRM process, the March 2019 Draft Guidance or any proposed rule may ultimately lead to the FDA banning characterizing flavors in all tobacco products. If such regulations were to become final and upheld in the courts, it could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries.

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

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. By way of example, in 2009, the federal excise tax (“FET”) on cigarettes increased from $0.39 per pack to approximately $1.01 per pack; in 2010, the New York state excise tax increased by $1.60 to $4.35 per pack; in October 2014, Philadelphia, Pennsylvania enacted a $2.00 per pack local cigarette excise tax; and in November 2016, California passed a ballot measure to increase its cigarette excise tax by $2.00 per pack and its smokeless tobacco ad valorem excise tax from 27.30% to 65.08%, which went into effect on April 1, 2017 and July 1, 2017, respectively. Between the end of 1998 and April 22, 2019, the weighted-average state and certain local cigarette excise taxes increased from $0.36 to $1.79 per pack. As of April 22, 2019, only one state, New Mexico, has increased its cigarette excise tax in 2019, but various increases are under consideration or have been proposed in other states.

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

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of April 22, 2019, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of April 22, 2019, 180 countries, as well as the European Community, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would, among other things: establish specific actions to prevent youth tobacco product use; restrict or eliminate all tobacco product advertising, marketing, promotion and sponsorship; initiate public education campaigns to inform the public about the health consequences of tobacco consumption and exposure to tobacco smoke and the benefits of quitting; implement regulations imposing product testing, disclosure and performance standards; impose health warning requirements on packaging; adopt measures intended to combat tobacco product smuggling and counterfeit tobacco products, including tracking and tracing of tobacco products through the distribution chain; and restrict smoking in public places.

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

State Settlement Agreements

As discussed in Note 12, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. For a discussion of the impact of the State Settlement Agreements on Altria, see Financial Review - Debt and Liquidity - Payments Under State Settlement Agreements and FDA Regulation below and Note 12. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

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

Other Federal, State and Local Regulation and Activity

Federal, State and Local Regulation

A number of states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including innovative tobacco products, such as e-vapor products), such as legislation that (1) prohibits the sale of certain tobacco products with certain characterizing flavors, including menthol cigarettes, (2) requires the disclosure of health information separate from or in addition to federally mandated health warnings and (3) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products (including proposals to ban all tobacco product sales). The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products.

Whether other states or localities will enact legislation in these areas, and the precise nature of such legislation if enacted, cannot be predicted. Altria’s tobacco subsidiaries have challenged and will continue to challenge certain state and local legislation, including through litigation.

Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products

An increasing number of states and localities have proposed legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, above the current federal minimum age of 18. The following states have enacted such legislation: Delaware (21), Illinois (21), Arkansas (21), Washington (21), Utah (21), Virginia (21), California (21), Hawaii (21), Alabama (19), Alaska (19), New Jersey (21), Oregon (21), Maine (21) and Massachusetts (21).  Of these states, as of April 22, 2019, six enacted legislation since the beginning of 2019. Many localities have taken similar actions. These laws have varying effective dates. Similar legislation is under consideration in various other states and has been proposed at the federal level. Although an increase in the minimum age to purchase tobacco products may have a negative impact on sales volume of our tobacco businesses, as discussed above under Underage Access and Use of E-vapor Products, Altria supports raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels, reflecting its longstanding commitment to combat underage tobacco use.

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

Altria and its tobacco subsidiaries devote resources to help prevent illicit trade in tobacco products and protect legitimate trade channels. For example, Altria’s tobacco subsidiaries communicate with wholesale and retail trade members regarding illicit trade in tobacco products and how they can help prevent such activities; enforce wholesale and retail trade programs and policies that address illicit trade in tobacco products and, when necessary, litigate to protect their trademarks.

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

Operating Results

The following table summarizes operating results for the smokeable and smokeless products segments:

	For the Three Months Ended March 31,
	Net Revenues		Operating Companies Income
	2019	2018	2019	2018
	(in millions)
Smokeable products	$4,935	$5,414	$1,932	$2,038
Smokeless products	540	525	358	338
Total smokeable and smokeless products	$5,475	$5,939	$2,290	$2,376

Smokeable products segment

The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
	2019	2018	Change
	(sticks in millions)
Cigarettes:
Marlboro	20,467	23,653	(13.5)%
Other premium	1,165	1,409	(17.3)%
Discount	1,962	2,460	(20.2)%
Total cigarettes	23,594	27,522	(14.3)%
Cigars:
Black & Mild	380	375	1.3%
Other	2	3	(33.3)%
Total cigars	382	378	1.1%
Total smokeable products	23,976	27,900	(14.1)%

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

The following table summarizes cigarettes retail share performance:

	Retail Share
	For the Three Months Ended March 31,
	2019	2018	Percentage Point Change
Cigarettes:
Marlboro	43.1%	43.3%	(0.2)
Other premium	2.5	2.6	(0.1)
Discount	4.2	4.6	(0.4)
Total cigarettes	49.8%	50.5%	(0.7)

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

PM USA and Middleton executed the following pricing and promotional allowance actions during 2019 and 2018:

▪
Effective February 24, 2019, PM USA increased the list price on Marlboro and L&M by $0.11 per pack and Parliament and Virginia Slims by $0.16 per pack. In addition, PM USA increased the list price on all of its other cigarette brands by $0.31 per pack.

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

Net revenues, which include excise taxes billed to customers, decreased $479 million (8.8%), due primarily to lower shipment volume ($872 million), partially offset by higher pricing ($399 million), which includes lower promotional investments. Operating companies income decreased $106 million (5.2%), due primarily to lower shipment volume ($483 million), 2018 NPM Adjustment items ($68 million) and higher asset impairment, exit and implementation costs ($43 million), partially offset by higher pricing ($396 million), which includes lower promotional investments, and lower costs ($72 million).

The smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended March 31, 2019 decreased 14.3%, driven primarily by trade inventory movements, the industry’s rate of decline, retail share declines and one fewer shipping day. When adjusted for trade inventory movements and one fewer shipping day, the smokeable products segment’s domestic cigarettes shipment volume for the three months ended March 31, 2019 decreased by an estimated 7%. When adjusted for trade inventory movements and one fewer shipping day, total domestic cigarette industry volumes for the three months ended March 31, 2019 declined by an estimated 5%.

Shipments of premium cigarettes accounted for 91.7% of smokeable products’ reported domestic cigarettes shipment volume for the three months ended March 31, 2019, versus 91.1% for the three months ended March 31, 2018.

For the three months ended March 31, 2019, Marlboro’s retail share declined 0.2 share points to 43.1 and is unchanged sequentially from the fourth quarter of 2018.

Smokeless products segment

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
	2019	2018	Change
	(cans and packs in millions)
Copenhagen	125.2	124.4	0.6%
Skoal	50.3	55.0	(8.5)%
Copenhagen and Skoal	175.5	179.4	(2.2)%
Other	15.9	16.3	(2.5)%
Total smokeless products	191.4	195.7	(2.2)%

Smokeless products shipment volume includes cans and packs sold, as well as promotional units, but excludes international volume, which is not material to the smokeless products segment. New types of smokeless products, as well as new packaging configurations of existing smokeless products, may or may not be equivalent to existing moist smokeless tobacco (“MST”) products on a can-for-can basis. To calculate volumes of cans and packs shipped, one pack of snus, irrespective of the number of pouches in the pack, is assumed to be equivalent to one can of MST.

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Three Months Ended March 31,
	2019	2018	Percentage Point Change
Copenhagen	35.0%	34.3%	0.7
Skoal	15.4	16.2	(0.8)
Copenhagen and Skoal	50.4	50.5	(0.1)
Other	3.5	3.3	0.2
Total smokeless products	53.9%	53.8%	0.1

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

USSTC executed the following pricing actions during 2018:

▪
Effective November 20, 2018, USSTC increased the list price on its Skoal X-TRA products and select Copenhagen products by $0.17 per can. USSTC also increased the list price on its Husky brand and on the balance of its Copenhagen and Skoal products by $0.07 per can. In addition, USSTC decreased the price on its Red Seal brand by $0.08 per can.

▪	Effective June 5, 2018, USSTC increased the list price on all its brands by $0.07 per can.

In addition on April 24, 2019, USSTC announced a list price increase effective April 30, 2019, on its Skoal X-TRA products and select Copenhagen products of $0.17 per can.  USSTC also announced a list price increase on its Husky and Red Seal brands and its Copenhagen and Skoal popular price products of $0.12 per can.  In addition, USSTC announced a list price increase on the balance of its Copenhagen and Skoal products of $0.07 per can.

Net revenues, which include excise taxes billed to customers, increased $15 million (2.9%), due primarily to higher pricing ($36 million), which includes lower promotional investments, partially offset by lower shipment volume ($20 million). Operating companies income increased $20 million (5.9%), due primarily to higher pricing ($36 million), which includes lower promotional investments, and lower costs ($10 million), partially offset by lower shipment volume ($18 million) and higher asset impairment, exit and implementation costs ($7 million).

The smokeless products segment’s reported domestic shipment volume declined 2.2% for the three months ended March 31, 2019, driven primarily by the industry’s rate of decline and one fewer shipping Monday. When adjusted for trade inventory movements and calendar differences, the smokeless products segment’s domestic shipment volume declined an estimated 1%.

The smokeless products category volume declined an estimated 1.5% over the six months ended March 31, 2019.

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

Operating Results
The following table summarizes operating results for the wine segment:

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Net revenues	$151	$142
Operating companies income	$15	$17

Net revenues, which include excise taxes billed to customers, increased $9 million (6.3%), due primarily to higher shipment volume, partially offset by higher promotional investments. Operating companies income decreased $2 million (11.8%), due primarily to higher costs and higher promotional investments, partially offset by higher shipment volume.

For the three months ended March 31, 2019, Ste. Michelle’s reported wine shipment volume of 1,909 thousand cases, increased 8.0%.

Financial Review

Net Cash Provided by Operating Activities

During the first three months of 2019, net cash provided by operating activities was $2,289 million compared with $2,809 million during the first three months of 2018. This decrease was due primarily to lower net revenues in the smokeable products segment and higher payments for tobacco and health litigation items in 2019.
Altria had a working capital deficit at March 31, 2019 and December 31, 2018. Altria’s management believes that Altria has the ability to fund working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program and borrowings through its access to credit and capital markets as discussed in the Debt and Liquidity section below.

Net Cash Used In Investing Activities

During the first three months of 2019, net cash used in investing activities was $1,950 million compared with $41 million during the first three months of 2018. This increase was due primarily to the investment in Cronos in 2019.

Net Cash Provided by/Used in Financing Activities

During the first three months of 2019, net cash provided by financing activities was $1,683 million compared with net cash used in financing activities of $1,793 million during the first three months of 2018. This change was due primarily to proceeds from the issuance of long-term senior unsecured notes during the first three months of 2019 and lower repurchases of common stock during the first three months of 2019, partially offset by repayments of short-term borrowings during the first three months of 2019.

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

At March 31, 2019, the credit ratings and outlook for Altria’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	A3	Negative
Standard & Poor’s Ratings Services (“Standard & Poor’s”)	A-2	BBB	Stable
Fitch Ratings Ltd.	F2	BBB	Stable

Credit Lines - From time to time, Altria has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At March 31, 2019, and 2018, and at December 31, 2018, Altria had no short-term borrowings under its commercial paper program.

On December 20, 2018, Altria entered into a senior unsecured term loan agreement (the “Term Loan Agreement”) in connection with its investments in JUUL and Cronos. At December 31, 2018, Altria had aggregate short-term borrowings under the Term Loan Agreement of $12.8 billion, which were incurred to fund Altria’s investment in JUUL. Borrowings under the Term Loan Agreement were set to mature on December 19, 2019. In February 2019, Altria repaid all of the outstanding $12.8 billion of short-term borrowings under the Term Loan Agreement with net proceeds from the issuance of long-term senior unsecured notes. Upon repayment, the Term Loan Agreement terminated in accordance with its terms. For further discussion, set the Debt section below.

At March 31, 2019, Altria had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement, which is used for general corporate purposes, provides for borrowings up to an aggregate principal amount of $3.0 billion. The Credit Agreement expires on August 1, 2023 and includes an option, subject to certain conditions, for Altria to extend the Credit Agreement for two additional one-year periods.

Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria’s long-term senior unsecured debt ratings at March 31, 2019 for borrowings under the Credit Agreement was 1.0%. The Credit Agreement does not include any other rating triggers or any provisions that could require the posting of collateral. At March 31, 2019 and December 31, 2018, Altria had no borrowings under the Credit Agreement. At March 31, 2019, credit available to Altria under the Credit Agreement was $3.0 billion.

The Credit Agreement includes various covenants, one of which requires Altria to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At March 31, 2019, the ratio of consolidated EBITDA to Consolidated Interest Expense, calculated in accordance with the Credit Agreement, was 10.9 to 1.0. At March 31, 2019, Altria was in compliance with its covenants in the Credit Agreement. Altria expects to continue to meet its covenants in the Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in the Credit Agreement, include certain adjustments.

Any commercial paper issued by Altria and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 13. Condensed Consolidating Financial Information to the condensed consolidated financial statements in Item 1 (“Note 13”).

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

Debt - At March 31, 2019 and December 31, 2018, Altria’s total debt was $29.2 billion and $25.7 billion, respectively. The increase in debt, as further discussed below, was due to Altria’s February 2019 issuance of long-term senior unsecured notes, partially offset by the repayment in full in February 2019 of $12.8 billion of short-term borrowings under the Term Loan Agreement.

In February 2019, Altria issued U.S. dollar and Euro denominated long-term senior unsecured notes in the aggregate principal amounts of $11.5 billion and €4.25 billion, respectively. Altria immediately converted the proceeds of the Euro denominated notes into U.S. dollars of $4.8 billion. The net proceeds from the Euro notes and a portion of the net proceeds from the U.S. dollar notes were used to repay in full the $12.8 billion of short-term borrowings under the Term Loan Agreement. The remaining net proceeds from the U.S. dollar notes were used to fund Altria’s investment in Cronos in the first quarter of 2019 and for other general corporate purposes. Altria designated its Euro denominated notes as a net investment hedge of its investment in AB InBev. For further discussion, see Note 10. Debt to the condensed consolidated financial statements in Item 1.

Guarantees and Other Similar Matters - As discussed in Note 12, Altria and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at March 31, 2019. From time to time, subsidiaries of Altria also issue lines of credit to affiliated entities. In addition, as discussed in Note 13, PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under its Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity.

Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 12, PM USA and Nat Sherman have entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, PM USA, Middleton, Nat Sherman and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Altria’s subsidiaries recorded $1.0 billion and $1.1 billion of charges to cost of sales for the three months ended March 31, 2019 and 2018, respectively, in connection with the State Settlement Agreements and FDA user fees. For further discussion of the resolutions of certain disputes with states and territories related to the NPM Adjustment provision under the MSA, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 12.

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

Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of March 31, 2019, PM USA had posted appeal bonds totaling $103 million, which have been collateralized with restricted cash that is included in assets on the condensed consolidated balance sheet.

Although litigation is subject to uncertainty and an adverse outcome or settlement of litigation could have a material adverse effect on the financial position, cash flows or results of operations of PM USA, UST LLC (“UST”) or Altria in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 12 and in Cautionary Factors That May Affect Future Results, management expects cash flow from operations, together with Altria’s access to capital markets, to provide sufficient liquidity to meet ongoing business needs.

Equity and Dividends

On February 26, 2019, Altria granted an aggregate of 0.7 million restricted stock units and 0.2 million performance stock units to eligible employees. The service restrictions for the restricted stock units and the performance stock units lapse in the first quarter of 2022. In addition, the payout of the performance stock units requires the achievement of certain performance measures, which were predetermined at the time of grant, over a three-year performance cycle. These performance measures consist of Altria’s adjusted diluted EPS compounded annual growth rate and Altria’s total shareholder return relative to a predetermined peer group. The weighted-average market value per share of the restricted stock units and the performance stock units granted on February 26, 2019 was $51.88 on the date of grant.

During the three months ended March 31, 2019, 0.6 million shares of restricted stock units vested. The total fair value of restricted stock units that vested during the three months ended March 31, 2019 was $28 million. The weighted-average grant date fair value per share of these awards was $59.07.

Dividends paid during the first three months of 2019 and 2018 were $1,502 million and $1,257 million, respectively, an increase of 19.5%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria under its share repurchase programs. Altria expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $3.20 per share. Future dividend payments remain subject to the discretion of Altria’s Board of Directors (the “Board of Directors”).

For a discussion of Altria’s share repurchase programs, see Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Item 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.

New Accounting Guidance Not Yet Adopted

See Note 14. New Accounting Guidance Not Yet Adopted to the condensed consolidated financial statements in Item 1 for a discussion of issued accounting guidance applicable to, but not yet adopted by, Altria.

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

Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 47 states and Puerto Rico now limit the dollar amount of bonds or require no bond at all. As discussed in Note 12, tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria, or the businesses of one or more of its subsidiaries, could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.

_________________________________________________
(1) This section uses the terms “we,” “our” and “us” when it is not necessary to distinguish among Altria and its various operating subsidiaries or when any distinction is clear from the context.

In certain litigation, Altria and its subsidiaries may face potentially significant non-monetary remedies, which may cause reputational harm. For example, in the lawsuit brought by the United States Department of Justice, discussed in detail in Note 12, the district court did not impose monetary penalties but ordered significant non-monetary remedies, including the issuance of “corrective statements.”

Altria and its subsidiaries have achieved substantial success in managing litigation. Nevertheless, litigation is subject to uncertainty, and significant challenges remain.

It is possible that the consolidated results of operations, cash flows or financial position of Altria, or the businesses of one or more of its subsidiaries, could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Altria and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. Each of the companies has defended, and will continue to defend, vigorously against litigation challenges. However, Altria and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria to do so. See Note 12 and Exhibits 99.1 and 99.2 to this Form 10-Q for a discussion of pending tobacco-related litigation.

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

More broadly, actions by the FDA and other federal, state or local governments or agencies, including those specific actions described in Tobacco Space - Business Environment above, may impact the adult tobacco consumer acceptability of or access to tobacco products (for example, through product standards that may be proposed by the FDA for nicotine and flavors), limit adult tobacco consumer choices, delay or prevent the launch of new or modified tobacco products or products with claims of reduced risk, require the recall or other removal of tobacco products from the marketplace (for example as a result of product contamination, rulemaking that bans menthol or other flavors, a determination by the FDA that one or more tobacco products do not satisfy the statutory requirements for substantial equivalence, because the FDA requires that a currently-marketed tobacco product proceed through the pre-market review process or because the FDA otherwise determines that removal is necessary for the protection of public health), restrict communications to adult tobacco consumers, restrict the ability to differentiate tobacco products, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing, labeling or packing requirements, interrupt manufacturing or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments. Any one or more of these actions may have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries. See Tobacco Space - Business Environment above for a more detailed discussion.

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

Further, we cannot predict whether regulators, including the FDA, will permit the marketing or sale of products with claims of reduced risk to adult consumers, the speed with which they may make such determinations or whether regulators will impose an unduly burdensome regulatory framework on such products. See Tobacco Space - Business Environment - FSPTCA and FDA Regulation above for further discussion. Nor can we predict whether adult tobacco consumers’ purchasing decisions would be affected by reduced risk claims if permitted. Adverse developments on any of these matters could negatively impact the commercial viability of such products.

If our tobacco subsidiaries or investees do not succeed in their efforts to develop and commercialize innovative tobacco products or to obtain regulatory approval for the marketing or sale of products with claims of reduced risk, but one or more of their competitors does succeed, our tobacco subsidiaries or investees may be at a competitive disadvantage, which could have an adverse effect on their financial performance.

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

Altria’s tobacco subsidiaries face risks inherent in reliance on a few significant facilities and a small number of key suppliers. A natural or man-made disaster or other disruption that affects the manufacturing operations of any of Altria’s tobacco subsidiaries, the operations of any key suppliers of any of Altria’s tobacco subsidiaries (including a key supplier’s unwillingness to supply goods or services to a tobacco company) or any other disruption in the supply of goods or services from a key supplier, could adversely impact the operations of the affected subsidiaries. An extended disruption in operations experienced by one or more of Altria’s subsidiaries or in the supply of goods or services by a key supplier could have a material adverse effect on the business, the consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries.

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

We periodically calculate the fair value of our reporting units and intangible assets to test for impairment. This calculation may be affected by several factors, including general economic conditions, regulatory developments, changes in category growth rates as a result of changing adult consumer preferences, success of planned new product introductions, competitive activity and tobacco-related taxes. Certain events can also trigger an immediate review of intangible assets. If an impairment is determined to exist in either situation, we will incur impairment losses, which could have a material adverse effect on our results of operations or financial position. In the fourth quarter of 2018, Altria incurred $209 million in goodwill and other intangible asset impairment charges related to Altria’s decision to refocus its innovative product efforts and the impairment of the Columbia Crest trademark.

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

In April 2019, Altria received a request for additional information (commonly referred to as a “second request”) from the U.S. Federal Trade Commission (the “FTC”) as part of the antitrust review process. A second request extends the waiting period, while the FTC conducts its review, until 30 days after the parties have substantially complied with the second request or as otherwise agreed to by the parties.

In addition, regardless of whether antitrust clearance is obtained, the expected benefits of the JUUL transaction, such as any equity earnings and receipt of cash dividends, may not materialize in the expected manner or timeframe or at all, including due to the risks encountered by JUUL in its business, such as operational risks and regulatory risks at the international, federal and state levels, including actions by the FDA; unanticipated impacts on JUUL’s relationships with employees, customers, suppliers and other third parties; potential disruptions to JUUL’s management or current or future plans and operations due to the JUUL transaction; or domestic or international litigation developments, investigations, or otherwise. See Tobacco Space - Business Environment above for a discussion of certain FDA-related regulatory risks applicable to the e-vapor category. Failure to realize the expected benefits of our JUUL investment could adversely affect the value of the investment. If a qualitative assessment of impairment of our JUUL investment were to indicate that its fair value is less than its carrying value, the investment would be written down to its fair value, which could have a material adverse effect on Altria’s consolidated financial position or earnings.
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
In March 2019, we acquired common shares representing a 45% equity interest in Cronos, a warrant to acquire common shares representing an additional 10% equity interest in Cronos and anti-dilution protections to purchase Cronos shares to maintain our ownership percentage. There can be no assurance that we will realize the expected benefits of the Cronos transaction, including due to the risks encountered by Cronos in its business, such as operational risks and legal and regulatory risks; unanticipated impacts on Cronos’s relationships with third parties, its management, or its current or future plans and operations due to the Cronos transaction; or domestic or international litigation developments, tax disputes, investigations, or otherwise. Further, a failure by Cronos to comply with applicable laws, including cannabis laws, could result in criminal, civil or tax liability for Altria. If the carrying value of our investment in Cronos exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired, which would result in impairment losses and could have a material adverse effect on Altria’s consolidated financial position or earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

At March 31, 2019 and December 31, 2018, the fair value of Altria’s long-term debt, all of which is fixed-rate debt, was $29.9 billion and $12.5 billion, respectively. The fair value of Altria’s long-term debt is subject to fluctuations resulting from changes in market interest rates. A 1% increase in market interest rates at March 31, 2019 and December 31, 2018 would decrease the fair value of Altria’s long-term debt by $2.2 billion and $0.8 billion, respectively. A 1% decrease in market interest rates at March 31, 2019 and December 31, 2018 would increase the fair value of Altria’s long-term debt by $2.6 billion and $0.9 billion, respectively.

Interest rates on borrowings under the Credit Agreement are expected to be based on LIBOR plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria’s long-term senior unsecured debt ratings at March 31, 2019 and December 31, 2018 for borrowings under the Credit Agreement was 1.0%. At March 31, 2019 and December 31, 2018, Altria had no borrowings under the Credit Agreement.

Equity Price Risk

The estimated fair values of the Fixed-price Preemptive Rights and the Cronos warrant are subject to equity price risk. The Fixed-price Preemptive Rights and warrant are recorded at fair value, which is estimated using Black-Scholes option-pricing models. The fair values of the Fixed-price Preemptive Rights and warrant are subject to fluctuations resulting from changes in the quoted market price of Cronos shares, the underlying equity security.

At March 31, 2019, the fair values of the Fixed-price Preemptive Rights and Cronos warrant were $393 million and $949 million, respectively. A 10% increase or decrease in the quoted market price of Cronos shares at March 31, 2019 would increase or decrease the fair values of the Fixed-price Preemptive Rights and Cronos warrant by approximately $60 million and $120 million, respectively.

Item 4. Controls and Procedures.

Altria carried out an evaluation, with the participation of Altria’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, Altria’s Chief Executive Officer and Chief Financial Officer concluded that Altria’s disclosure controls and procedures are effective.

There have been no changes in Altria’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 for a discussion of legal proceedings pending against Altria and its subsidiaries. See also Exhibits 99.1 and 99.2 to this Form 10-Q.

Item 1A. Risk Factors.

Information regarding Risk Factors appears under Cautionary Factors That May Affect Future Results in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q (“Item 2”) and in Part I, Item 1A. Risk Factors of the 2018 Form 10-K. Other than as set forth in Item 2, there have been no material changes from the risk factors previously disclosed in the 2018 Form 10-K.

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

Altria’s share repurchase activity for each of the three months in the period ended March 31, 2019, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

January 1 - 31, 2019	—	$—	—	$345,671,297
February 1 - 28, 2019	194,438	$48.84	—	$345,671,297
March 1 - 31, 2019	2,678,885	$56.34	2,678,300	$194,780,598
For the Quarter Ended March 31, 2019	2,873,323	$55.83	2,678,300

(1)
The total number of shares purchased includes (a) shares purchased under the January 2018 share repurchase program (which totaled 2,678,300 shares in March) and (b) shares withheld by Altria in an amount equal to the statutory withholding taxes for holders who vested in stock-based awards (which totaled 194,438 shares in February and 585 shares in March).

Item 6. Exhibits.

10.1
Amendment No. 1 to the Credit Agreement, dated January 25, 2019, among Altria Group, Inc., the Lenders and JPMorgan Chase Bank, N.A. and Citibank, N.A. as administrative agents. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 31, 2019 (File No. 1-08940).

10.2	Form of Confidentiality and Non-Competition Agreement.

10.3	Form of Restricted Stock Unit Agreement, dated as of February 26, 2019.

10.4	Form of Performance Stock Unit Agreement, dated as of February 26, 2019.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.
101.INS XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
April 25, 2019