Form 10-K/A
period 2018-12-31
ALTRIA GROUP, INC.
filed 2019-05-29
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 1-08940

ALTRIA GROUP, INC.
(Exact name of registrant as specified in its charter)

Virginia	13-3260245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6601 West Broad Street, Richmond, Virginia	23230
(Address of principal executive offices)	(Zip Code)
804-274-2200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $0.33 1/3 par value	MO	New York Stock Exchange
1.000% Notes due 2023	MO23A	New York Stock Exchange
1.700% Notes due 2025	MO25	New York Stock Exchange
2.200% Notes due 2027	MO27	New York Stock Exchange
3.125% Notes due 2031	MO31	New York Stock Exchange

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) of Altria Group, Inc. (“Altria”) amends Altria’s Annual Report on Form 10-K for the year ended December 31, 2018, which Altria filed with the Securities and Exchange Commission (“SEC”) on February 26, 2019 (the “Original Form 10-K”). Altria is filing this Amendment to amend Item 15 to include the consolidated financial statements of its foreign equity investee, Anheuser-Busch InBev SA/NV (“AB InBev”) as of and for the years ended December 31, 2018, 2017 and 2016 (the “AB InBev Financial Statements”) in accordance with Rule 3-09 of SEC Regulation S-X. The AB InBev Financial Statements, which were prepared by AB InBev, were audited in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Except as otherwise expressly noted, this Amendment does not modify or update in any way (i) the consolidated financial position, the results of operations or cash flows of Altria, or (ii) the disclosures in or exhibits to the Original Form 10-K; nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and Altria’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.
Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The AB InBev Financial Statements found on pages F-1 to F-87 in Exhibit 99.4 are incorporated by reference in response to the requirements of this Item 15(a).
(b) The following exhibits are filed as part of this Amendment:

23.1	Consent of Deloitte Bedrijfsrevisoren / Reviseurs d’Entreprises CVBA/ SCRL, independent registered public accounting firm.

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4
Anheuser-Busch InBev SA/NV consolidated financial statements as of and for the years ended December 31, 2018, 2017 and 2016; and Independent Registered Public Accounting Firm’s Reports as of and for the years ended December 31, 2018, 2017 and 2016. Incorporated by reference to Anheuser-Busch InBev SA/NV’s Annual Report on Form 20-F for the year ended December 31, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRIA GROUP, INC.

By:	/s/ WILLIAM F. GIFFORD, JR.
(William F. Gifford, Jr.
Vice Chairman and Chief Financial Officer)
Date: May 29, 2019

4