Form 10-Q
period 2019-06-30
ALTRIA GROUP, INC.
filed 2019-07-30
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☑
At July 22, 2019, there were 1,868,095,889 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$1,796	$1,333
Receivables	163	142
Inventories:
Leaf tobacco	837	940
Other raw materials	194	186
Work in process	603	647
Finished product	601	558
	2,235	2,331
Income taxes	79	167
Other current assets	210	326
Total current assets	4,483	4,299
Property, plant and equipment, at cost	4,933	4,950
Less accumulated depreciation	3,016	3,012
	1,917	1,938
Goodwill	5,196	5,196
Other intangible assets, net	12,331	12,279
Investments in equity securities	32,094	30,496
Other assets	1,480	1,430
Total Assets	$57,501	$55,638

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
Liabilities
Short-term borrowings	$—	$12,704
Current portion of long-term debt	2,144	1,144
Accounts payable	224	399
Accrued liabilities:
Marketing	576	586
Settlement charges	2,019	3,454
Other	1,491	1,403
Dividends payable	1,498	1,503
Total current liabilities	7,952	21,193
Long-term debt	27,096	11,898
Deferred income taxes	5,378	5,172
Accrued pension costs	439	544
Accrued postretirement health care costs	1,768	1,749
Other liabilities	364	254
Total liabilities	42,997	40,810
Contingencies (Note 12)
Redeemable noncontrolling interest	38	39
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,953	5,961
Earnings reinvested in the business	44,081	43,962
Accumulated other comprehensive losses	(2,646)	(2,547)
Cost of repurchased stock (937,872,295 shares at June 30, 2019 and 931,903,722 shares at December 31, 2018)	(33,859)	(33,524)
Total stockholders’ equity attributable to Altria	14,464	14,787
Noncontrolling interests	2	2
Total stockholders’ equity	14,466	14,789
Total Liabilities and Stockholders’ Equity	$57,501	$55,638
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$12,247	$12,413	$6,619	$6,305
Cost of sales	3,452	3,472	1,874	1,738
Excise taxes on products	2,665	2,864	1,426	1,426
Gross profit	6,130	6,077	3,319	3,141
Marketing, administration and research costs	1,102	1,259	569	641
Asset impairment and exit costs	73	4	33	2
Operating income	4,955	4,814	2,717	2,498
Interest and other debt expense, net	696	344	312	178
Net periodic benefit income, excluding service cost	(16)	(16)	(15)	(9)
Earnings from equity investments	(533)	(570)	(447)	(228)
Loss on Cronos-related financial instruments	691	—	266	—
Loss on ABI/SABMiller business combination	—	33	—	—
Earnings before income taxes	4,117	5,023	2,601	2,557
Provision for income taxes	999	1,251	604	680
Net earnings	3,118	3,772	1,997	1,877
Net earnings attributable to noncontrolling interests	(2)	(2)	(1)	(1)
Net earnings attributable to Altria	$3,116	$3,770	$1,996	$1,876
Per share data:
Basic and diluted earnings per share attributable to Altria	$1.66	$1.99	$1.07	$0.99
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
Net earnings	$3,118	$3,772	$1,997	$1,877
Other comprehensive earnings (losses), net of deferred income taxes:
Currency translation adjustments and other	11	(2)	11	(2)
Benefit plans	58	87	29	42
ABI	(168)	160	31	235
Other comprehensive earnings (losses), net of deferred income taxes	(99)	245	71	275

Comprehensive earnings	3,019	4,017	2,068	2,152
Comprehensive earnings attributable to noncontrolling interests	(2)	(2)	(1)	(1)
Comprehensive earnings attributable to Altria	$3,017	$4,015	$2,067	$2,151
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Six Months Ended June 30, 2019 and 2018
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2018	$935	$5,961	$43,962	$(2,547)	$(33,524)	$2	$14,789
Net earnings (1)	—	—	3,116	—	—	—	3,116
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(99)	—	—	(99)
Stock award activity	—	(8)	—	—	11	—	3
Cash dividends declared ($1.60 per share)	—	—	(2,997)	—	—	—	(2,997)
Repurchases of common stock	—	—	—	—	(346)	—	(346)
Balances, June 30, 2019	$935	$5,953	$44,081	$(2,646)	$(33,859)	$2	$14,466

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2017	$935	$5,952	$42,251	$(1,897)	$(31,864)	$3	$15,380
Net earnings (1)	—	—	3,770	—	—	—	3,770
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	245	—	—	245
Stock award activity	—	(4)	—	—	10	—	6
Cash dividends declared ($1.40 per share)	—	—	(2,652)	—	—	—	(2,652)
Repurchases of common stock	—	—	—	—	(950)	—	(950)
Other	—	—	—	—	—	(1)	(1)
Balances, June 30, 2018	$935	$5,948	$43,369	$(1,652)	$(32,804)	$2	$15,798

(1) Amounts attributable to noncontrolling interests for the six months ended June 30, 2019 and 2018 exclude net earnings of $2 million due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Three Months Ended June 30, 2019 and 2018
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, March 31, 2019	$935	$5,943	$43,582	$(2,717)	$(33,664)	$2	$14,081
Net earnings (1)	—	—	1,996	—	—	—	1,996
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	71	—	—	71
Stock award activity	—	10	—	—	—	—	10
Cash dividends declared ($0.80 per share)	—	—	(1,497)	—	—	—	(1,497)
Repurchases of common stock	—	—	—	—	(195)	—	(195)
Balances, June 30, 2019	$935	$5,953	$44,081	$(2,646)	$(33,859)	$2	$14,466

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, March 31, 2018	$935	$5,938	$42,816	$(1,927)	$(32,368)	$3	$15,397
Net earnings (1)	—	—	1,876	—	—	—	1,876
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	275	—	—	275
Stock award activity	—	10	—	—	1	—	11
Cash dividends declared ($0.70 per share)	—	—	(1,323)	—	—	—	(1,323)
Repurchases of common stock	—	—	—	—	(437)	—	(437)
Other	—	—	—	—	—	(1)	(1)
Balances, June 30, 2018	$935	$5,948	$43,369	$(1,652)	$(32,804)	$2	$15,798

(1) Amounts attributable to noncontrolling interests for the three months ended June 30, 2019 and 2018 exclude net earnings of $1 million due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash Provided by (Used in) Operating Activities
Net earnings	$3,118	$3,772
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	106	104
Deferred income tax provision (benefit)	(52)	64
Earnings from equity investments	(533)	(570)
Dividends from ABI	221	477
Loss on ABI/SABMiller business combination	—	33
Loss on Cronos-related financial instruments	691	—
Asset impairment and exit costs, net of cash paid	(1)	(16)
Cash effects of changes:
Receivables	(21)	(2)
Inventories	96	105
Accounts payable	(175)	(158)
Income taxes	94	225
Accrued liabilities and other current assets	80	121
Accrued settlement charges	(1,435)	(369)
Pension plan contributions	(14)	(11)
Pension provisions and postretirement, net	(18)	(2)
Other, net	235	77
Net cash provided by (used in) operating activities	2,392	3,850
Cash Provided by (Used in) Investing Activities
Capital expenditures	(79)	(72)
Investment in Cronos	(1,832)	—
Other, net	(65)	(9)
Net cash provided by (used in) investing activities	$(1,976)	$(81)

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash Provided by (Used in) Financing Activities
Repayment of short-term borrowings	$(12,800)	$—
Long-term debt issued	16,265	—
Repurchases of common stock	(346)	(950)
Dividends paid on common stock	(3,001)	(2,585)
Other	(131)	(25)
Net cash provided by (used in) financing activities	(13)	(3,560)
Cash, cash equivalents and restricted cash:
Increase (decrease)	403	209
Balance at beginning of period	1,433	1,314
Balance at end of period	$1,836	$1,523

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported on Altria’s condensed consolidated balance sheets:
	At June 30, 2019	At December 31, 2018
Cash and cash equivalents	$1,796	$1,333
Restricted cash included in other current assets (1)	6	57
Restricted cash included in other assets (1)	34	43
Cash, cash equivalents and restricted cash	$1,836	$1,433
(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 12. Contingencies.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At June 30, 2019, Altria Group, Inc.’s (“Altria”) wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”), which are engaged in the manufacture and sale of super premium cigarettes and the sale of premium cigars; UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine; and Philip Morris Capital Corporation (“PMCC”), which maintains a portfolio of finance assets, substantially all of which are leveraged leases. In December 2018, Altria announced the decision to refocus its innovative product efforts, which included the discontinuation of production and distribution of all e-vapor products by Nu Mark LLC (“Nu Mark”). Prior to that time, Nu Mark was engaged in the manufacture and sale of innovative tobacco products. Other Altria wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria and its subsidiaries. Altria’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At June 30, 2019, Altria’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At June 30, 2019, Altria had a 10.1% economic and voting interest in Anheuser-Busch InBev SA/NV (“ABI”), which Altria accounts for under the equity method of accounting using a one-quarter lag. Altria receives cash dividends on its interest in ABI and will continue to do so as long as ABI pays dividends.

In December 2018, Altria, through a wholly-owned subsidiary, purchased shares of non-voting convertible common stock of JUUL Labs, Inc. (“JUUL”), representing a 35% economic interest for $12.8 billion. JUUL is engaged in the manufacture and sale of e-vapor products globally and is the U.S. leader in e-vapor. If and when antitrust clearance is obtained, Altria’s non-voting shares will automatically convert to voting shares (“Share Conversion”). At June 30, 2019, Altria had a 35% economic interest in JUUL, which Altria accounts for as an investment in an equity security. Upon Share Conversion, Altria expects to account for its investment in JUUL under the equity method of accounting. Altria has agreed to non-competition obligations generally requiring that it participate in the e-vapor business only through JUUL as long as Altria is supplying JUUL services, which Altria is committed to doing until at least December 20, 2024.

In March 2019, Altria, through a subsidiary, completed its acquisition of a 45% economic and voting interest in Cronos Group Inc. (“Cronos”), a global cannabinoid company headquartered in Toronto, Canada. At June 30, 2019, Altria had a 45% economic and voting interest in Cronos, which Altria accounts for under the equity method of accounting using a one-quarter lag.

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

Following the completion of the July 2015 share repurchase program, the Board of Directors authorized a new $1.0 billion share repurchase program in January 2018 that it expanded to $2.0 billion in May 2018 (as expanded, the “January 2018 share repurchase program”). In June 2019, Altria completed the January 2018 share repurchase program, under which it purchased a total of 34.0 million shares of its common stock at an average price of $58.86 per share.

In July 2019, the Board of Directors authorized a new $1.0 billion share repurchase program. Share repurchases under this program depend upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria’s share repurchase activity was as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except per share data)
Total number of shares repurchased	6.4	15.6	3.7	7.6
Aggregate cost of shares repurchased	$346	$950	$195	$437
Average price per share of shares repurchased	$54.36	$61.07	$52.93	$57.65

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

On January 1, 2019, Altria adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and all related ASU amendments (collectively “ASU No. 2016-02”), which requires entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Altria has elected to apply the guidance retrospectively at the beginning of the period of adoption. As a result, comparative periods prior to adoption will continue to be presented in accordance with prior lease guidance, including disclosures. The impact of the adoption was not material to Altria’s consolidated financial statements. As a result of the adoption, Altria and its subsidiaries, as lessees, recorded right-of-use assets and lease liabilities of $179 million at January 1, 2019 for its leases, which were all operating leases. There was no cumulative effect adjustment to the opening balance of earnings reinvested in the business. Right-of-use assets and lease liabilities on Altria’s condensed consolidated balance sheet at June 30, 2019 were not materially different than the amounts recorded upon adoption of ASU No. 2016-02.

Additionally, in accordance with ASU No. 2016-02, lessor accounting for leveraged leases that commenced before the January 1, 2019 adoption date of ASU No. 2016-02 is unchanged unless there is a change in the scope of, or the consideration for, such leases. As a result, adoption of ASU No. 2016-02 as it relates to PMCC’s leveraged leases had no impact on Altria’s financial statements at the adoption date. During the first six months of 2019, PMCC had no new leases nor any changes in the scope of or the consideration for its existing leveraged leases.

For a description of issued accounting guidance applicable to, but not yet adopted by, Altria, see Note 14. New Accounting Guidance Not Yet Adopted.

Note 2. Revenues from Contracts with Customers:

Altria disaggregates net revenues based on product type. For further discussion, see Note 9. Segment Reporting.

Altria’s businesses offer cash discounts to customers for prompt payment and calculate cash discounts as a percentage of the list price based on historical experience and agreed-upon payment terms. Altria’s businesses record an allowance for cash discounts, which is included as a contra-asset against receivables on Altria’s condensed consolidated balance sheets. There was no allowance for cash discounts at June 30, 2019 and December 31, 2018, and there were no differences between amounts recorded as an allowance for cash discounts and cash discounts subsequently given to customers.

Altria’s businesses that receive payments in advance of product shipment record such payments as deferred revenue. These payments are included in other accrued liabilities on Altria’s condensed consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue was $364 million and $288 million at June 30, 2019 and December 31, 2018, respectively. When cash is received in advance of product shipment, Altria’s businesses satisfy their performance obligations within three days of receiving payment. At June 30, 2019 and December 31, 2018, there were no differences between amounts recorded as deferred revenue and amounts subsequently recognized as revenue.

Receivables, which primarily reflect sales of wine produced and/or distributed by Ste. Michelle, were $163 million and $142 million at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 and December 31, 2018, there were no expected differences between amounts recorded and subsequently received, and Altria’s businesses did not record an allowance for doubtful accounts against these receivables.

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

Note 3. Asset Impairment, Exit and Implementation Costs:

Pre-tax asset impairment, exit and implementation costs consisted of the following:

	For the Six Months Ended June 30, 2019			For the Six Months Ended June 30, 2018
	Asset Impairment and Exit Costs	Implementation Costs (1)	Total	Asset Impairment and Exit Costs	Implementation Costs (2)	Total
	(in millions)
Smokeable products	$50	$25	$75	$1	$2	$3
Smokeless products	8	3	11	3	3	6
All other	14	(7)	7	—	—	—
General corporate	1	—	1	—	—	—
Total	73	21	94	4	5	9
Plus amounts included in net periodic benefit income, excluding service cost (3)	12	—	12	—	—	—
Total	$85	$21	$106	$4	$5	$9
(1) Included in cost of sales ($2 million cost reversal) and marketing, administration and research costs ($23 million) in Altria’s condensed consolidated statement of earnings.
(2) Included in cost of sales in Altria’s condensed consolidated statements of earnings.
(3) Represents curtailment costs. See Note 6. Benefit Plans.

	For the Three Months Ended June 30, 2019			For the Three Months Ended June 30, 2018
	Asset Impairment and Exit Costs	Implementation Costs (1)	Total	Asset Impairment and Exit Costs	Implementation Costs (2)	Total
	(in millions)
Smokeable products	$14	$17	$31	$1	$1	$2
Smokeless products	—	2	2	1	3	4
All other	19	(7)	12	—	—	—
Total	$33	$12	$45	$2	$4	$6

(1) Included in cost of sales ($2 million cost reversal) and marketing, administration and research costs ($14 million) in Altria’s condensed consolidated statement of earnings.
(2) Included in cost of sales in Altria’s condensed consolidated statements of earnings.

The 2019 pre-tax asset impairment, exit and implementation costs are related to the cost reduction program and the refocus of innovative product efforts discussed below.

The movement in the restructuring liabilities, substantially all of which are severance liabilities, was as follows:

For the Six Months Ended June 30, 2019
(in millions)
Balances at December 31, 2018	$155
Charges	51
Cash spent	(86)
Balances at June 30, 2019	$120

Cost Reduction Program
In December 2018, Altria announced a cost reduction program that includes, among other things, reducing third-party spending and workforce reductions across the businesses. As a result of the cost reduction program, Altria expects to record total pre-tax restructuring charges of approximately $235 million, which now includes employee benefit-related curtailment and settlement costs. Of this amount, Altria incurred pre-tax charges of $121 million in 2018 and expects to record the remainder in 2019. The total estimated charges, substantially all of which will result in cash expenditures, relate primarily to employee separation costs of approximately $205 million and other costs of approximately $30 million. For the six and three months ended June 30, 2019, total pre-tax asset impairment, exit and implementation costs were $94 million and $33 million, respectively. Total pre-tax charges incurred since the inception of this cost reduction program were $215 million at June 30, 2019. Cash payments related to this cost reduction program of $72 million and $50 million were made during the six and three months ended June 30, 2019, respectively. There were no cash payments related to this program in 2018.

Refocus of Innovative Product Efforts
During the fourth quarter of 2018, Altria announced its decision to refocus its innovative product efforts, which included Nu Mark’s discontinuation of production and distribution of all e-vapor products. During the six and three months ended June 30, 2019, Altria incurred pre-tax charges of $12 million, consisting of asset impairment, exit and implementation costs. During 2018, Altria incurred pre-tax charges of $272 million, consisting of asset impairment and exit costs of $209 million related to the impairment of goodwill and other intangible assets and other charges of $63 million related to inventory write-offs and accelerated depreciation. The pre-tax charges related to the refocus of innovative product efforts have been substantially completed. The majority of the charges related to these efforts did not result in cash payments.

Note 4. Investments in Equity Securities:

Altria’s investments consisted of the following:

	Carrying Amount
	June 30, 2019	December 31, 2018
	(in millions)
ABI	$17,669	$17,696
JUUL	12,805	12,800
Cronos (1)	1,620	—
Total	$32,094	$30,496
(1) Includes investment in Acquired Common Shares ($544 million), the Cronos warrant ($763 million) and the Fixed-price Preemptive Rights ($313 million) as discussed further below.
Earnings from equity investments accounted for under the equity method of accounting consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
ABI	$388	$570	$302	$228
Cronos (1)	145	—	145	—
	$533	$570	$447	$228
(1) Represents Altria’s share of Cronos’s earnings for the period March 8, 2019 through March 31, 2019, substantially all of which relates to mark-to-market gains on Cronos’s derivative financial instruments associated with the issuance of additional shares.
Investment in ABI

At June 30, 2019, Altria had a 10.1% economic and voting interest in ABI, consisting of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. Altria accounts for its investment in ABI under the equity method of accounting because Altria has the ability to exercise significant influence over the operating and financial policies of ABI, including having active representation on ABI’s Board of Directors (“ABI Board”) and certain ABI Board committees. Through this representation, Altria participates in ABI policy making processes.

Altria reviews its investment in ABI for impairment by comparing the fair value of its investment to its carrying value. If the carrying value of Altria’s investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and impairment is recognized in the period identified. The factors used to make this determination include the duration and magnitude of the fair value decline, ABI’s financial condition and near-term prospects, and Altria’s intent and ability to hold its investment in ABI until recovery.

The fair value of Altria’s equity investment in ABI is based on (i) unadjusted quoted prices in active markets for ABI’s ordinary shares and was classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets for the Restricted Shares, and was classified in Level 2 of the fair value hierarchy. Altria may, in certain instances, pledge or otherwise grant a security interest in all or part of its Restricted Shares. In the event the pledgee or security interest holder forecloses on the Restricted Shares, the relevant Restricted Shares will be automatically converted, one-for-one, into ordinary shares. Therefore, the fair value of each Restricted Share is based on the value of an ordinary share.

The fair value of Altria’s equity investment in ABI at June 30, 2019 and December 31, 2018 was $17.5 billion and $13.1 billion, respectively, compared with its carrying value of $17.7 billion for both periods. At June 30, 2019, the fair value of Altria’s equity investment in ABI was less than its carrying value by 1%, as compared to 26% at December 31, 2018. At July 23, 2019, the fair value of Altria’s equity investment in ABI exceeded its carrying value by 7%. Based on Altria’s evaluation of the factors identified above, Altria concluded that the decline in fair value of its investment in ABI below its carrying value at June 30, 2019 is temporary and, therefore, Altria has not recorded any impairment.

Investment in JUUL

In December 2018, Altria, through a wholly-owned subsidiary, purchased shares of JUUL’s non-voting Class C-1 Common Stock for an aggregate price of $12.8 billion, which will convert automatically to shares of voting Class C Common Stock upon antitrust clearance, and a security convertible into additional shares of Class C-1 Common Stock or Class C Common Stock, as applicable, for no additional payment upon settlement or exercise of certain JUUL convertible securities (the “JUUL Transaction”). At June 30, 2019, Altria owned 35% of the issued and outstanding capital stock of JUUL.

Upon Share Conversion, Altria will possess 35% of JUUL’s outstanding voting power, except to the extent that Altria’s percentage ownership has decreased, and have the right to designate one-third of the members of the JUUL Board of Directors, subject to proportionate downward adjustment if Altria’s percentage ownership falls below 30%.

Altria received a broad preemptive right to purchase JUUL shares, exercisable each quarter upon dilution, to maintain its ownership percentage and is subject to a standstill restriction under which it may not acquire additional JUUL shares above its 35% interest. Furthermore, Altria agreed not to sell or transfer any of its JUUL shares until December 20, 2024.

At June 30, 2019, Altria accounted for its investment in JUUL as an investment in an equity security. Since the JUUL shares do not have a readily determinable fair value, Altria has elected to measure its investment in JUUL at its cost minus any impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There have been no such upward or downward adjustments to the carrying value of Altria’s investment in JUUL resulting from observable price changes since the JUUL Transaction. Upon Share Conversion, Altria expects to account for its investment in JUUL under the equity method of accounting.

Investment in Cronos

In March 2019, Altria, through a subsidiary, completed its acquisition of:

▪	149.8 million newly issued common shares of Cronos (“Acquired Common Shares”), representing a 45% economic and voting interest;

▪
anti-dilution protections to purchase Cronos common shares, exercisable each quarter upon dilution, to maintain its ownership percentage. Certain of the anti-dilution protections provide Altria the ability to purchase additional Cronos common shares at a per share exercise price of CAD $16.25 upon the occurrence of specified events (“Fixed-price Preemptive Rights”). Based on Altria’s assumptions as of June 30, 2019, Altria estimates the Fixed-price Preemptive Rights will allow Altria to purchase up to an additional approximately 40 million common shares of Cronos; and

▪
a warrant providing Altria the ability to purchase up to an additional 10% of common shares of Cronos (approximately 75 million common shares at June 30, 2019) at a per share exercise price of CAD $19.00, which expires on March 8, 2023.

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

At June 30, 2019, Altria had a 45% economic and voting interest in Cronos, which Altria accounts for under the equity method of accounting. Altria reports its share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for Altria to record them in the concurrent period.

Altria nominated four directors, including one director who is independent from Altria, who serve on Cronos’s seven-member Board of Directors.

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

Altria’s investment in ABI, whose functional currency is the Euro, exposes Altria to foreign currency exchange risk on the carrying value of its investment. To manage this risk, Altria designates certain foreign exchange contracts, including cross-currency swap contracts and forward contracts (collectively “foreign currency contracts”), and Euro denominated notes (“foreign currency denominated debt”) as net investment hedges of Altria’s investment in ABI.

At June 30, 2019 and December 31, 2018, Altria had foreign currency contracts with aggregate notional amounts of $1,391 million and $1,226 million, respectively. At June 30, 2019, Altria had foreign currency denominated debt with an aggregate fair value and carrying value of $5,085 million and $4,807 million, respectively. At December 31, 2018, Altria had no foreign currency denominated debt.

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

	June 30, 2019	March 8, 2019	June 30, 2019	March 8, 2019
	Fixed-price Preemptive Rights		Warrant
Expected life (1)	2.01 years	2.32 years	3.69 years	4 years
Expected volatility (2)	88.98%	93.02%	88.98%	93.02%
Risk-free interest rate (3)(4)	1.46%	1.61%	1.40%	1.67%
Expected dividend yield (5)	—%	—%	—%	—%
(1) Based on the weighted-average remaining expected life of the Fixed-price Preemptive Rights (with a range from approximately 2 years to 7 years at June 30, 2019 and March 8, 2019) and the March 8, 2023 expiration date of the warrant.
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

The following table provides a reconciliation of the beginning and ending balance of the Fixed-price Preemptive Rights and warrant, which are classified in Level 3 of the fair value hierarchy:

(in millions)
Balance at December 31, 2018	$—
Initial investment in Fixed-price Preemptive Rights and warrant	1,736
Pre-tax earnings (losses) recognized in net earnings	(660)
Balance at June 30, 2019	$1,076

Altria elects to record the gross assets and liabilities of derivative financial instruments executed with the same counterparty on its condensed consolidated balance sheets. The fair values of Altria’s derivative financial instruments on a gross basis included on the condensed consolidated balance sheets were as follows:

	Fair Value of Assets			Fair Value of Liabilities
	Balance Sheet Classification	June 30, 2019	December 31, 2018	Balance Sheet Classification	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:	(in millions)
Foreign currency contracts	Other current assets	$45	$37	Other accrued liabilities	$—	$—
Foreign currency contracts	Other assets	—	4	Other liabilities	16	4
Total		$45	$41		$16	$4

Derivatives not designated as hedging instruments:
Cronos warrant	Investments in equity securities	$763	$—
Fixed-price Preemptive Rights	Investments in equity securities	313	—
Total		$1,076	$—

Total derivatives		$1,121	$41		$16	$4

Altria records in its condensed consolidated statements of earnings any changes in the fair values of the Fixed-price Preemptive Rights and warrant as gains or losses on Cronos-related financial instruments in the periods in which the changes occur. For the six months ended June 30, 2019, Altria recognized pre-tax unrealized losses of $660 million, consisting of $212 million and $448 million, representing the changes in the fair values of the Fixed-price Preemptive Rights and warrant, respectively. For the three months ended June 30, 2019, Altria recognized pre-tax unrealized losses of $266 million, consisting of $80 million and $186 million, representing the changes in the fair values of the Fixed-price Preemptive Rights and warrant, respectively.

In January and February 2019, Altria entered into derivative financial instruments in the form of forward contracts, which were settled on March 7, 2019, to hedge Altria’s exposure to CAD to USD foreign currency exchange rate movements, in relation to the CAD $2.4 billion purchase price for the Cronos transaction. The aggregate notional amounts of the forward contracts were USD $1.8 billion (CAD $2.4 billion). The forward contracts did not qualify for hedge accounting; therefore, in the first quarter of 2019, pre-tax losses of USD $31 million representing changes in the fair values of the forward contracts were recorded in loss on Cronos-related financial instruments in Altria’s condensed consolidated statement of earnings.

Counterparties to Altria’s foreign currency contracts are domestic and international financial institutions. Altria is exposed to potential losses due to non-performance by these counterparties. Altria manages its credit risk by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure Altria has with each counterparty, and monitoring the financial condition of each counterparty. No amounts of collateral were received or posted related to derivative assets and liabilities at June 30, 2019 and December 31, 2018.

Net Investment Hedging

The pre-tax effects of Altria’s net investment hedges on accumulated other comprehensive losses and the condensed consolidated statements of earnings were as follows:

	Gain (Loss) Recognized in Accumulated Other Comprehensive Losses		Gain (Loss) Recognized in Net Earnings (1)		Gain (Loss) Recognized in Accumulated Other Comprehensive Losses		Gain (Loss) Recognized in Net Earnings (1)
	For the Six Months Ended June 30,				For the Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	(in millions)
Foreign currency contracts	$13	$39	$16	$16	$(10)	$72	$7	$8
Foreign currency denominated debt	(32)	—	—	—	(65)	—	—	—
Total	$(19)	$39	$16	$16	$(75)	$72	$7	$8
(1) Related to amounts excluded from effectiveness testing.

The changes in the fair value of the foreign currency contracts and in the carrying value of the foreign currency denominated debt due to changes in the Euro to USD exchange rate were recognized in accumulated other comprehensive losses related to ABI. Gains on the foreign currency contracts arising from components excluded from effectiveness testing were recognized in interest and other debt expense, net in the condensed consolidated statements of earnings based on an amortization approach.

Note 6. Benefit Plans:

Components of Net Periodic Benefit (Income) Cost

Net periodic benefit (income) cost consisted of the following:

	For the Six Months Ended June 30,				For the Three Months Ended June 30,
	Pension		Postretirement		Pension		Postretirement
	2019	2018	2019	2018	2019	2018	2019	2018
	(in millions)
Service cost	$35	$41	$8	$9	$18	$20	$4	$5
Interest cost	152	138	40	37	75	70	20	18
Expected return on plan assets	(288)	(292)	(7)	(9)	(143)	(146)	(3)	(4)
Amortization:
Net loss	80	112	6	17	38	55	3	8
Prior service cost (credit)	3	2	(14)	(21)	2	1	(7)	(11)
Curtailment	7	—	5	—	—	—	—	—
Net periodic benefit (income) cost	$(11)	$1	$38	$33	$(10)	$—	$17	$16

Curtailment costs shown in the table above were related to the cost reduction program discussed in Note 3. Asset Impairment, Exit and Implementation Costs.

Employer Contributions

Altria makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service (“IRS”) regulations. Altria made employer contributions of $14 million to its pension plans during the six months ended June 30, 2019. Currently, Altria anticipates making additional employer contributions to its pension plans during the remainder of 2019 of up to approximately $45 million, based on current tax law.

Altria did not make any employer contributions to its postretirement plans during the six months ended June 30, 2019. Currently, Altria anticipates making employer contributions to its postretirement plans of up to approximately $60 million in 2019.

Estimates for current-year contributions to Altria’s pension and postretirement plans may be subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on assets, changes in interest rates or other considerations.

Note 7. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net earnings attributable to Altria	$3,116	$3,770	$1,996	$1,876
Less: Distributed and undistributed earnings attributable to share-based awards	(4)	(5)	(2)	(3)
Earnings for basic and diluted EPS	$3,112	$3,765	$1,994	$1,873

Weighted-average shares for basic and diluted EPS	1,872	1,895	1,870	1,891

Note 8. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria:

	For the Six Months Ended June 30, 2019
	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2018	$(2,168)	$(374)		$(5)	$(2,547)

Other comprehensive earnings (losses) before reclassifications	—	(182)		13	(169)
Deferred income taxes	—	39		(2)	37
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(143)		11	(132)

Amounts reclassified to net earnings	78	(31)		—	47
Deferred income taxes	(20)	6		—	(14)
Amounts reclassified to net earnings, net of deferred income taxes	58	(25)		—	33

Other comprehensive earnings (losses), net of deferred income taxes	58	(168)	(1)	11	(99)

Balances, June 30, 2019	$(2,110)	$(542)		$6	$(2,646)

	For the Three Months Ended June 30, 2019
	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, March 31, 2019	$(2,139)	$(573)		$(5)	$(2,717)

Other comprehensive earnings (losses) before reclassifications	—	56		13	69
Deferred income taxes	—	(10)		(2)	(12)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	46		11	57

Amounts reclassified to net earnings	39	(19)		—	20
Deferred income taxes	(10)	4		—	(6)
Amounts reclassified to net earnings, net of deferred income taxes	29	(15)		—	14

Other comprehensive earnings (losses), net of deferred income taxes	29	31	(1)	11	71

Balances, June 30, 2019	$(2,110)	$(542)		$6	$(2,646)

	For the Six Months Ended June 30, 2018
	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2017	$(1,839)	$(54)		$(4)	$(1,897)

Other comprehensive earnings (losses) before reclassifications	—	225		(2)	223
Deferred income taxes	—	(50)		—	(50)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	175		(2)	173

Amounts reclassified to net earnings	118	(20)		—	98
Deferred income taxes	(31)	5		—	(26)
Amounts reclassified to net earnings, net of deferred income taxes	87	(15)		—	72

Other comprehensive earnings (losses), net of deferred income taxes	87	160	(1)	(2)	245

Balances, June 30, 2018	$(1,752)	$106		$(6)	$(1,652)

	For the Three Months Ended June 30, 2018
	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, March 31, 2018	$(1,794)	$(129)		$(4)	$(1,927)

Other comprehensive earnings (losses) before reclassifications	—	306		(2)	304
Deferred income taxes	—	(66)		—	(66)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	240		(2)	238

Amounts reclassified to net earnings	57	(7)		—	50
Deferred income taxes	(15)	2		—	(13)
Amounts reclassified to net earnings, net of deferred income taxes	42	(5)		—	37

Other comprehensive earnings (losses), net of deferred income taxes	42	235	(1)	(2)	275

Balances, June 30, 2018	$(1,752)	$106		$(6)	$(1,652)
(1) Primarily reflects Altria’s share of ABI’s currency translation adjustments and the impact of Altria’s designated net investment hedges. For further discussion of designated net investment hedges, see Note 5. Financial Instruments.

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Benefit Plans: (1)
Net loss	$93	$137	$44	$67
Prior service cost/credit	(15)	(19)	(5)	(10)
	78	118	39	57

ABI (2)	(31)	(20)	(19)	(7)

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$47	$98	$20	$50
(1) Amounts are included in net defined benefit plan costs. For further details, see Note 6. Benefit Plans.
(2) Amounts are primarily included in earnings from equity investments.

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

Altria’s chief operating decision maker (the “CODM”) reviews operating companies income to evaluate the performance of, and allocate resources to, the segments. Operating companies income for the segments is defined as operating income before general corporate expenses and amortization of intangibles. Interest and other debt expense, net, net periodic benefit income/cost, excluding service cost, and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by the CODM.

Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net revenues:
Smokeable products	$10,788	$10,960	$5,853	$5,546
Smokeless products	1,142	1,104	602	579
Wine	316	308	165	166
All other	1	41	(1)	14
Net revenues	$12,247	$12,413	$6,619	$6,305
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$4,303	$4,239	$2,371	$2,201
Smokeless products	778	715	420	377
Wine	34	44	19	27
All other	(35)	(83)	(23)	(57)
Amortization of intangibles	(16)	(10)	(8)	(5)
General corporate expenses	(108)	(91)	(62)	(45)
Corporate asset impairment and exit costs	(1)	—	—	—
Operating income	4,955	4,814	2,717	2,498
Interest and other debt expense, net	(696)	(344)	(312)	(178)
Net periodic benefit income, excluding service cost	16	16	15	9
Earnings from equity investments	533	570	447	228
Loss on Cronos-related financial instruments	(691)	—	(266)	—
Loss on ABI/SABMiller business combination	—	(33)	—	—
Earnings before income taxes	$4,117	$5,023	$2,601	$2,557

The comparability of operating companies income for the reportable segments was affected by the following:

Non-Participating Manufacturer (“NPM”) Adjustment Items - For the six and three months ended June 30, 2018, pre-tax income of $145 million and $77 million, respectively, for NPM adjustment items was recorded by PM USA as a reduction to cost of sales, which increased operating companies income in the smokeable products segment. NPM adjustment items result from the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 12. Contingencies).

Tobacco and Health Litigation Items - Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria’s condensed consolidated statements of earnings as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Smokeable products segment	$40	$84	$25	$60
Interest and other debt expense, net	5	14	3	10
Total	$45	$98	$28	$70

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

Note 10. Debt:

Short-term Borrowings and Borrowing Arrangements

At June 30, 2019, Altria had no short-term borrowings. At December 31, 2018, Altria had $12.7 billion of short-term borrowings, net of $96 million of debt issuance costs, under the term loan agreement discussed below.

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

Altria designated its Euro denominated notes as a net investment hedge of its investment in ABI. For further discussion, see Note 5. Financial Instruments.

The obligations of Altria under the Notes are guaranteed by PM USA. For further discussion, see Note 13. Condensed Consolidating Financial Information.

Altria’s estimate of the fair value of its debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria’s total long-term debt at June 30, 2019 and December 31, 2018, was $31.1 billion and $12.5 billion, respectively, as compared with its carrying value of $29.2 billion and $13.0 billion, respectively.

At June 30, 2019 and December 31, 2018, accrued interest on long-term debt of $464 million and $207 million, respectively, was included in other accrued liabilities on Altria’s condensed consolidated balance sheets.

Note 11. Income Taxes:

The income tax rate of 24.3% for the six months ended June 30, 2019 decreased 0.6 percentage points from the six months ended June 30, 2018.

The income tax rate of 23.2% for the three months ended June 30, 2019 decreased 3.4 percentage points from the three months ended June 30, 2018, due primarily to the following:

▪	tax expense recorded in 2018 for a valuation allowance on foreign tax credit carryforwards that are not realizable;

▪	a foreign tax differential on Altria’s earnings from its equity investment in Cronos; and

▪	tax expense recorded in 2018 for adjustments to the provisional estimates recorded in 2017 related to the 2017 Tax Cuts and Jobs Act.

Altria is subject to income taxation in many jurisdictions. Unrecognized tax benefits reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within the control of Altria. At June 30, 2019, Altria’s total unrecognized tax benefits were $50 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at June 30, 2019 was $43 million, along with $7 million affecting deferred taxes. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $20 million. At December 31, 2018, Altria’s total unrecognized tax benefits were $85 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2018 was $59 million, along with $26 million affecting deferred taxes.

Note 12. Contingencies:

Legal proceedings covering a wide range of matters are pending or threatened in various U.S. and foreign jurisdictions against Altria and its subsidiaries, including PM USA and UST and its subsidiaries, as well as their respective indemnitees. Various types of claims may be raised in these proceedings, including product liability, consumer protection, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of competitors, shareholders or distributors.

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

The table below lists the number of certain tobacco-related cases pending in the U.S. against PM USA and, in some instances, Altria as of July 26, 2019, July 23, 2018 and July 24, 2017:

	July 26, 2019	July 23, 2018	July 24, 2017
Individual Smoking and Health Cases (1)	90	97	90
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	2	3	4
Health Care Cost Recovery Actions (3)	1	1	1
“Lights/Ultra Lights” Class Actions	2	3	4
(1) Includes 27 cases filed in Massachusetts and 38 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Class Action). Also does not include 1,486 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. In March 2018, 923 of these cases were voluntarily dismissed without prejudice.
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
(3) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

International Tobacco-Related Cases

As of July 26, 2019, PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant. PM USA and Altria are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.

Tobacco-Related Cases Set for Trial

As of July 26, 2019, seven Engle progeny cases are set for trial through September 30, 2019. In addition, there are two individual smoking and health cases against PM USA set for trial during this period. Cases against other companies in the tobacco industry may also be scheduled for trial during this period. Trial dates are subject to change.

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

See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of July 26, 2019.

Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation)

After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments and settlements (including related costs and fees) totaling approximately $698 million and interest totaling approximately $214 million as of June 30, 2019. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $306 million and related interest totaling approximately $52 million.

The changes in Altria’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below are as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Accrued liability for tobacco and health litigation items at beginning of period (1)	$112	$106	$20	$111
Pre-tax charges for:
Tobacco and health litigation	40	84	25	60
Related interest costs	5	14	3	10
Payments (1)	(144)	(97)	(35)	(74)
Accrued liability for tobacco and health litigation items at end of period (1)	$13	$107	$13	$107
(1) Includes amounts related to the costs of implementing the corrective communications remedy related to the Federal Government’s Lawsuit discussed below.

The accrued liability for tobacco and health litigation items, including related interest costs, was included in accrued liabilities on Altria’s condensed consolidated balance sheets. Pre-tax charges for tobacco and health litigation were included in marketing, administration and research costs on Altria’s condensed consolidated statements of earnings. Pre-tax charges for related interest costs were included in interest and other debt expense, net on Altria’s condensed consolidated statements of earnings.

Security for Judgments

To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of June 30, 2019, PM USA has posted appeal bonds totaling approximately $40 million, which have been collateralized with restricted cash that are included in assets on the condensed consolidated balance sheet.

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

Pending Engle Progeny Cases

The deadline for filing Engle progeny cases expired in January 2008. As of July 26, 2019, approximately 2,000 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 2,300 state court plaintiffs.  Because of a number of factors, including, docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the Federal Engle Agreement (discussed below) resolved nearly all Engle progeny cases pending in federal court, as of July 26, 2019, approximately 4 cases were pending against PM USA in federal court representing the cases excluded from that agreement.

Agreement to Resolve Federal Engle Progeny Cases

In 2015, PM USA, R.J. Reynolds Tobacco Company (“R.J. Reynolds”) and Lorillard Tobacco Company (“Lorillard”) resolved approximately 415 pending federal Engle progeny cases (the “Federal Engle Agreement”). Federal cases that were in trial and those that previously reached final verdict were not included in the Federal Engle Agreement.

Engle Progeny Trial Results

As of July 26, 2019, 131 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Seventy-four verdicts were returned in favor of plaintiffs and seven verdicts (Skolnick, Calloway, McCoy, Gloger, Duignan, Caprio and Oshinsky-Blacker) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending. Skolnick was remanded for a new trial on plaintiff’s concealment and conspiracy claims; Calloway was reversed and remanded for a new trial on an appellate finding that improper arguments by plaintiff’s counsel deprived defendants of a fair trial; McCoy and Gloger were reversed and remanded for a new trial on appellate findings that the trial court erred in admitting certain materials into evidence that deprived defendants of fair trials; Duignan was reversed and remanded for a new trial on an appellate finding that the trial judge erred in responding to a question from the jury during deliberations; Caprio was reversed post-trial after defendants agreed to voluntarily dismiss their appeal in exchange for a full retrial; and Oshinsky-Blacker was reversed post-trial based on plaintiff’s counsel’s improper arguments at trial.

Forty-six verdicts were returned in favor of PM USA, of which 41 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of July 26, 2019. Four verdicts (Pearson, D. Cohen, Collar and Chacon) that were returned in favor of PM USA were subsequently reversed for new trials. Juries in two cases (Reider and Banks) returned zero damages verdicts in favor of PM USA. Juries in two other cases (Weingart and Hancock) returned verdicts against PM USA awarding no damages, but the trial court in each case decided to award plaintiffs damages. One case, Pollari, resulted in a verdict in favor of PM USA following a retrial of an initial verdict returned in favor of plaintiff. Plaintiff has filed a motion for a new trial, which was denied.

The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists such cases that are pending as of July 26, 2019 where PM USA has recorded a provision in its condensed consolidated financial statements because we have determined that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated; the second chart lists other such cases that are pending as of July 26, 2019 but where an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated; and the third chart lists other such cases that have concluded within the previous 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault (see Engle Progeny Appellate Issues below for a discussion of the Florida Supreme Court’s decision in Schoeff). Further, the damages noted reflect adjustments based on post-trial or appellate rulings.

Currently Pending Engle Cases with Accrued Liabilities (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (All Defendants)	Punitive Damages (PM USA)	Appeal Status	Accrual (1)
Berger (Cote)	September 2014	PM USA	Federal Court - Middle District of Florida	$6 million	$21 million
The Eleventh Circuit Court of Appeals reinstated the punitive and compensatory damages awards and remanded the case to the district court. PM USA’s challenge to the punitive damages award in the district court is pending.
$6 million accrual in the fourth quarter of 2018
(1) Accrual amounts include interest and associated costs, if applicable. For cases with multiple defendants, if any, accrual amounts reflect the portion of compensatory damages PM USA believes it will have to pay if the case is ultimately decided in plaintiff’s favor after taking into account any portion potentially payable by the other defendant(s).
Other Currently Pending Engle Cases with Verdicts Against PM USA (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Appeal Status
Zingaro	May 2019	PM USA and R.J. Reynolds	Broward	$1.6 million (<$1 million PM USA)	$0	Post-trial motions pending.
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	<$1 million	New trial ordered on punitive damages.
Neff	March 2019	PM USA and R.J. Reynolds	Broward	$4 million	$2 million	Trial court denied post-trial motions. PM USA intends to appeal the trial court decision.
Frogel	March 2019	PM USA	Palm Beach	<$1 million (<$1 million PM USA)	$0	Post-trial motions pending.

Other Currently Pending Engle Cases with Verdicts Against PM USA (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Appeal Status
Mahfuz	February 2019	PM USA and R.J. Reynolds	Broward	$12 million	$10 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Holliman	February 2019	PM USA	Miami-Dade	$3 million	$0	Post-trial motions pending.
Chadwell	September 2018	PM USA	Miami-Dade	$2 million	$0	Appeals by plaintiff and defendant to Third District Court of Appeal pending.
Kaplan	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$2 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Landi	June 2018	PM USA and R.J. Reynolds	Broward	$8 million	$5 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Theis	May 2018	PM USA and R.J. Reynolds	Sarasota	$7 million	$10 million	Defendants’ appeal to Second District Court of Appeal pending.
Freeman	March 2018	PM USA	Alachua	$4 million	$0	Defendant’s appeal to First District Court of Appeal pending.
Gloger	February 2018	PM USA and R.J. Reynolds	Miami-Dade	$8 million	$5 million	Third District Court of Appeal reversed judgment and ordered a new trial.
R. Douglas	November 2017	PM USA	Duval	<$1 million	$0	Awaiting entry of final judgment by the trial court.
Sommers	April 2017	PM USA	Miami-Dade	$1 million	$0	New trial ordered on punitive damages; appeals by plaintiff and defendant to Third District Court of Appeal pending.
Santoro	March 2017	PM USA, R.J. Reynolds and Liggett Group	Broward	$2 million	$0	Trial court set aside punitive damages award; appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Cooper	September 2015	PM USA and R.J. Reynolds	Broward	$5 million (<$1 million PM USA)	$0	Fourth District Court of Appeal affirmed judgment and granted a new trial on punitive damages.
McCoy	July 2015	PM USA, R.J. Reynolds and Lorillard	Broward	$2 million (<$1 million PM USA)	$3 million	Fourth District Court of Appeal reversed judgment and ordered a new trial; plaintiff requested review by the Florida Supreme Court; case currently stayed.
D. Brown	January 2015	PM USA	Federal Court - Middle District of Florida	$8 million	$9 million	Appeal to U.S. Court of Appeals for the Eleventh Circuit pending.
Kerrivan	October 2014	PM USA and R.J. Reynolds	Federal Court - Middle District of Florida	$16 million	$16 million	Appeals by plaintiff and defendants to U.S. Court of Appeals for the Eleventh Circuit pending.
Harris	July 2014	PM USA, R.J. Reynolds and Lorillard	Federal Court - Middle District of Florida	$2 million (<$ 1 million PM USA)	$0	Appeals by plaintiff and defendants to U.S. Court of Appeals for the Eleventh Circuit pending.
(1)PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.

Engle Cases Concluded Within Past 12 Months (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Accrual Date	Payment Amount (if any)	Payment Date
Bryant	December 2017	PM USA	Escambia	Second quarter of 2019	$1 million	July 2019
Wallace	October 2017	PM USA and R.J. Reynolds	Brevard	Second quarter of 2019	$26 million	May 2019
J. Brown	February 2017	PM USA and R.J. Reynolds	Pinellas	First quarter of 2019	$4 million	April 2019
L. Martin	May 2017	PM USA	Miami-Dade	First quarter of 2019	$2 million	April 2019
Danielson	November 2015	PM USA	Escambia	First quarter of 2019	$3 million	March 2019
S. Martin	November 2016	PM USA and R.J. Reynolds	Broward	First quarter of 2019	$5 million	March 2019
Searcy	April 2013	PM USA and R.J. Reynolds	Federal Court - Middle District of Florida	Third quarter of 2018	$2 million	March 2019
Boatright	November 2014	PM USA and Liggett Group	Polk	Second quarter of 2018	$42 million	March 2019
M. Brown	May 2015	PM USA	Duval	Second quarter of 2018	$8 million	March 2019
Jordan	August 2015	PM USA	Duval	Second quarter of 2018	$11 million	March 2019
Pardue	December 2016	PM USA and R.J. Reynolds	Alachua	Second and Third quarters of 2018	$11 million	March 2019
McKeever	February 2015	PM USA	Broward	Fourth quarter of 2017	$21 million	March 2019
Boulter	December 2018	PM USA and R.J. Reynolds	Lee	Fourth quarter of 2018	<$1 million	January 2019
Simon	September 2018	PM USA and R.J. Reynolds	Broward	Fourth quarter of 2018	<$1 million	October 2018
Perrotto	November 2014	PM USA, R.J. Reynolds and Lorillard	Palm Beach	Third quarter of 2018	$1 million	September 2018
Gore	March 2015	PM USA and R.J. Reynolds	Indian River	First quarter of 2018	$1 million	September 2018
Putney	April 2010	PM USA, R.J. Reynolds and Liggett Group	Broward	Third quarter of 2018	$5 million	September 2018
Sermons	July 2016	PM USA and R.J. Reynolds	Duval	Third quarter of 2018	<$1 million	August 2018

Engle Progeny Appellate Issues

In Douglas, an Engle progeny case against PM USA and R.J. Reynolds, in March 2012, the Florida Second District Court of Appeal issued a decision affirming the judgment of the trial court in favor of plaintiff and upholding the use of the Engle jury findings with respect to strict liability claims but certified to the Florida Supreme Court the question of whether granting res judicata effect to the Engle jury findings violates defendants’ federal due process rights. In March 2013, the Florida Supreme Court affirmed the final judgment entered in favor of plaintiff upholding the use of the Engle jury findings with respect to strict liability and negligence claims. PM USA’s subsequent petition for writ of certiorari with the United States Supreme Court was unsuccessful.

In Graham, an Engle progeny case against PM USA and R.J. Reynolds, in April 2015, the U.S. Court of Appeals for the Eleventh Circuit found in favor of defendants on the basis of federal preemption, reversing the trial court’s denial of judgment as a matter of law. Thereafter, following the granting of plaintiff’s petition for rehearing en banc, the U.S. Court of Appeals for the Eleventh Circuit rejected defendants’ preemption and due process arguments and affirmed the final judgment entered in plaintiff’s favor. The United States Supreme Court denied defendants’ petition for writ of certiorari filed on due process and federal preemption grounds. In January 2016, in Marotta, a case against R.J. Reynolds on appeal to the Florida Fourth District Court of Appeal, the court rejected R.J. Reynolds’s federal preemption defense, but certified the preemption question to the Florida Supreme Court. The Florida Supreme Court accepted review and affirmed the Fourth District Court of Appeal’s ruling on preemption.

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

Florida Bond Statute

In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applies to all state Engle progeny lawsuits in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. Plaintiffs in three state Engle progeny cases against R.J. Reynolds in Alachua County (Alexander, Townsend and Hall) and one case in Escambia County (Clay) challenged the constitutionality of the bond cap statute. The Florida Attorney General intervened in these cases in defense of the constitutionality of the statute. Trial court rulings were rendered in Clay, Alexander, Townsend and Hall, rejecting plaintiffs’ bond cap statute challenges in those cases. Plaintiffs unsuccessfully appealed these rulings.

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

As of July 26, 2019, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which are related to Altria or its subsidiaries) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the U.S.). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.

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

Although there have been some decisions to the contrary, most judicial decisions in the U.S. have dismissed all or most health care cost recovery claims against cigarette manufacturers. Nine federal circuit courts of appeals and eight state appellate courts, relying primarily on grounds that plaintiffs’ claims were too remote, have ordered or affirmed dismissals of health care cost recovery actions. The United States Supreme Court has refused to consider plaintiffs’ appeals from the cases decided by five circuit courts of appeal.

In addition to the cases brought in the U.S., health care cost recovery actions have also been brought against tobacco industry participants, including PM USA and Altria in Israel (dismissed), the Marshall Islands (dismissed) and Canada (10 cases), and other entities have stated that they are considering filing such actions.

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

Since the beginning of 2008, the Canadian Provinces of British Columbia, New Brunswick, Ontario, Newfoundland and Labrador, Quebec, Alberta, Manitoba, Saskatchewan, Prince Edward Island and Nova Scotia have brought health care reimbursement claims against cigarette manufacturers. PM USA is named as a defendant in the British Columbia and Quebec cases, while both Altria and PM USA are named as defendants in the New Brunswick, Ontario, Newfoundland and Labrador, Alberta, Manitoba, Saskatchewan, Prince Edward Island and Nova Scotia cases. The Nunavut Territory and Northwest Territory have passed similar legislation. All of these cases have been stayed pending resolution of proceedings in Canada involving three tobacco manufacturers (none of which are affiliated with Altria or its subsidiaries) under the Creditors Arrangement Act discussed above. See Smoking and Health Litigation - Other Smoking and Health Class Actions above for a discussion of these proceedings. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain U.S. territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA and R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended June 30, 2019 and 2018, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1.2 billion and $1.0 billion, respectively. For the six months ended June 30, 2019 and 2018, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $2.1 billion and $2.0 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.

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

The 2004 multi-state arbitration is currently proceeding with all of the states that have not settled other than Montana and New Mexico. Decisions are not expected until the second half of 2019 at the earliest.

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

In December 2018, PM USA filed a motion in Mississippi state court seeking to enforce the Mississippi State Settlement Agreement against R.J. Reynolds and ITG with respect to the accuracy of certain submissions made by R.J. Reynolds and ITG concerning the calculation of payments relating to the ITG brands.

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

The court did not impose monetary penalties on defendants, but ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States public and that misrepresents or suppresses information concerning cigarettes;” (iv) an injunction against conveying any express or implied health message or health descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “light” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to ETS; (vi) the disclosure on defendants’ public document websites and in the Minnesota document repository of all documents produced to the government in the lawsuit or produced in any future court or administrative action concerning smoking and health until 2021, with certain additional requirements as to documents withheld from production under a claim of privilege or confidentiality; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedule as defendants now follow in disclosing such data to the Federal Trade Commission (“FTC”) for a period of 10 years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette businesses within the U.S.; and (ix) payment of the government’s costs in bringing the action.

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

The requirements related to corrective statements at point-of-sale remain outstanding. In May 2014, the district court ordered further briefing on the issue, which was completed in June 2014. In May 2018, the parties submitted a joint status report and additional briefing on point-of-sale signage to the district court. In May 2019, the district court ordered a hearing on the point-of-sale signage issue.

“Lights/Ultra Lights” Cases

Overview

Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or its other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of July 26, 2019, a total of two such cases are pending in various U.S. state courts, none of which is active.

State “Lights” Cases Dismissed, Not Certified or Ordered De-Certified

As of July 26, 2019, 21 state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in several jurisdictions. Over time, all such cases have been dismissed by the courts at the summary judgment stage, were settled by the parties or were resolved in favor of PM USA.

Certain Other Tobacco-Related Litigation

E-vapor Litigation

In the second quarter of 2019, Altria, PM USA and JUUL were named as defendants in two tobacco and health class action lawsuits -- one filed in the United States District Court for the Middle District of Florida and the other filed in the United States District Court for the Northern District of Alabama. Both lawsuits involve JUUL e-vapor products and propose various classes of plaintiffs. The theories of recovery include: violation of RICO; fraud; failure to warn; design defect; negligence; and unfair trade practices. Plaintiffs seek various remedies including compensatory and punitive damages and an injunction prohibiting product sales.

Altria, PM USA and JUUL also have been named as defendants in individual lawsuits involving JUUL e-vapor products.

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

Environmental Regulation

Altria and its subsidiaries (and former subsidiaries) are subject to various federal, state and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the U.S.: the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”), which can impose joint and several liability on each responsible party. Subsidiaries (and former subsidiaries) of Altria are involved in several matters subjecting them to potential costs of remediation and natural resource damages under Superfund or other laws and regulations. Altria’s subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations.

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria have agreed to indemnify a limited number of third parties in the event of future litigation. At June 30, 2019, Altria and certain of its subsidiaries (i) had $52 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for $30 million of guarantees, consisting of surety bonds, related to their own performance; and (iii) had a redeemable noncontrolling interest of $38 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity.

Under the terms of a distribution agreement between Altria and PMI (the “Distribution Agreement”), entered into as a result of Altria’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria does not have a related liability recorded on its condensed consolidated balance sheet at June 30, 2019 as the fair value of this indemnification is insignificant.

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

At June 30, 2019, the respective principal 100% owned subsidiaries of Altria and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

The following sets forth the condensed consolidating balance sheets as of June 30, 2019 and December 31, 2018, condensed consolidating statements of earnings and comprehensive earnings for the six and three months ended June 30, 2019 and 2018, and condensed consolidating statements of cash flows for six months ended June 30, 2019 and 2018 for Altria, PM USA and, collectively, Altria’s other subsidiaries that are not guarantors of Altria’s debt instruments (the “Non-Guarantor Subsidiaries”).

The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria and PM USA account for investments in their subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets
June 30, 2019
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$1,764	$—	$32	$—	$1,796
Receivables	—	15	148	—	163
Inventories:
Leaf tobacco	—	464	373	—	837
Other raw materials	—	127	67	—	194
Work in process	—	4	599	—	603
Finished product	—	150	451	—	601
	—	745	1,490	—	2,235
Due from Altria and subsidiaries	83	2,555	1,142	(3,780)	—
Income taxes	121	2	—	(44)	79
Other current assets	50	82	78	—	210
Total current assets	2,018	3,399	2,890	(3,824)	4,483
Property, plant and equipment, at cost	—	2,940	1,993	—	4,933
Less accumulated depreciation	—	2,144	872	—	3,016
	—	796	1,121	—	1,917
Goodwill	—	—	5,196	—	5,196
Other intangible assets, net	—	2	12,329	—	12,331
Investments in equity securities	17,669	—	14,425	—	32,094
Investment in consolidated subsidiaries	27,559	2,844	—	(30,403)	—
Due from Altria and subsidiaries	4,790	—	—	(4,790)	—
Other assets	209	1,024	915	(668)	1,480
Total Assets	$52,245	$8,065	$36,876	$(39,685)	$57,501

Condensed Consolidating Balance Sheets (Continued)
June 30, 2019
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$2,144	$—	$—	$—	$2,144
Accounts payable	—	76	148	—	224
Accrued liabilities:
Marketing	—	494	82	—	576
Settlement charges	—	2,011	8	—	2,019
Other	572	531	432	(44)	1,491
Dividends payable	1,498	—	—	—	1,498
Due to Altria and subsidiaries	3,124	457	199	(3,780)	—
Total current liabilities	7,338	3,569	869	(3,824)	7,952
Long-term debt	27,096	—	—	—	27,096
Deferred income taxes	3,085	—	2,961	(668)	5,378
Accrued pension costs	179	—	260	—	439
Accrued postretirement health care costs	—	1,075	693	—	1,768
Due to Altria and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	83	105	176	—	364
Total liabilities	37,781	4,749	9,749	(9,282)	42,997
Contingencies
Redeemable noncontrolling interest	—	—	38	—	38
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,953	3,310	26,998	(30,308)	5,953
Earnings reinvested in the business	44,081	218	1,906	(2,124)	44,081
Accumulated other comprehensive losses	(2,646)	(212)	(1,826)	2,038	(2,646)
Cost of repurchased stock	(33,859)	—	—	—	(33,859)
Total stockholders’ equity attributable to Altria	14,464	3,316	27,087	(30,403)	14,464
Noncontrolling interests	—	—	2	—	2
Total stockholders’ equity	14,464	3,316	27,089	(30,403)	14,466
Total Liabilities and Stockholders’ Equity	$52,245	$8,065	$36,876	$(39,685)	$57,501

Condensed Consolidating Balance Sheets
December 31, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$1,277	$—	$56	$—	$1,333
Receivables	—	18	124	—	142
Inventories:
Leaf tobacco	—	561	379	—	940
Other raw materials	—	123	63	—	186
Work in process	—	2	645	—	647
Finished product	—	128	430	—	558
	—	814	1,517	—	2,331
Due from Altria and subsidiaries	46	3,828	1,194	(5,068)	—
Income taxes	100	94	—	(27)	167
Other current assets	41	167	118	—	326
Total current assets	1,464	4,921	3,009	(5,095)	4,299
Property, plant and equipment, at cost	—	2,928	2,022	—	4,950
Less accumulated depreciation	—	2,111	901	—	3,012
	—	817	1,121	—	1,938
Goodwill	—	—	5,196	—	5,196
Other intangible assets, net	—	2	12,277	—	12,279
Investments in equity securities	17,696	—	12,800	—	30,496
Investment in consolidated subsidiaries	25,996	2,825	—	(28,821)	—
Due from Altria and subsidiaries	4,790	—	—	(4,790)	—
Other assets	193	955	952	(670)	1,430
Total Assets	$50,139	$9,520	$35,355	$(39,376)	$55,638

Condensed Consolidating Balance Sheets (Continued)
December 31, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Short-term borrowings	$12,704	$—	$—	$—	$12,704
Current portion of long-term debt	1,144	—	—	—	1,144
Accounts payable	1	91	307	—	399
Accrued liabilities:
Marketing	—	483	103	—	586
Settlement charges	—	3,448	6	—	3,454
Other	295	524	611	(27)	1,403
Dividends payable	1,503	—	—	—	1,503
Due to Altria and subsidiaries	4,499	407	162	(5,068)	—
Total current liabilities	20,146	4,953	1,189	(5,095)	21,193
Long-term debt	11,898	—	—	—	11,898
Deferred income taxes	3,010	—	2,832	(670)	5,172
Accrued pension costs	187	—	357	—	544
Accrued postretirement health care costs	—	1,072	677	—	1,749
Due to Altria and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	111	47	96	—	254
Total liabilities	35,352	6,072	9,941	(10,555)	40,810
Contingencies
Redeemable noncontrolling interest	—	—	39	—	39
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,961	3,310	25,047	(28,357)	5,961
Earnings reinvested in the business	43,962	359	2,201	(2,560)	43,962
Accumulated other comprehensive losses	(2,547)	(221)	(1,884)	2,105	(2,547)
Cost of repurchased stock	(33,524)	—	—	—	(33,524)
Total stockholders’ equity attributable to Altria	14,787	3,448	25,373	(28,821)	14,787
Noncontrolling interests	—	—	2	—	2
Total stockholders’ equity	14,787	3,448	25,375	(28,821)	14,789
Total Liabilities and Stockholders’ Equity	$50,139	$9,520	$35,355	$(39,376)	$55,638

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Six Months Ended June 30, 2019
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$10,336	$1,929	$(18)	$12,247
Cost of sales	—	2,950	520	(18)	3,452
Excise taxes on products	—	2,558	107	—	2,665
Gross profit	—	4,828	1,302	—	6,130
Marketing, administration and research costs	84	789	229	—	1,102
Asset impairment and exit costs	1	38	34	—	73
Operating income (expense)	(85)	4,001	1,039	—	4,955
Interest and other debt expense (income), net	634	(44)	106	—	696
Net periodic benefit (income) cost, excluding service cost	1	(13)	(4)	—	(16)
Earnings from equity investments	(388)	—	(145)	—	(533)
Loss on Cronos-related financial instruments	—	—	691	—	691
Earnings (losses) before income taxes and equity earnings of subsidiaries	(332)	4,058	391	—	4,117
Provision (benefit) for income taxes	(87)	1,020	66	—	999
Equity earnings of subsidiaries	3,361	209	—	(3,570)	—
Net earnings	3,116	3,247	325	(3,570)	3,118
Net earnings attributable to noncontrolling interests	—	—	(2)	—	(2)
Net earnings attributable to Altria	$3,116	$3,247	$323	$(3,570)	$3,116

Net earnings	$3,116	$3,247	$325	$(3,570)	$3,118
Other comprehensive earnings (losses), net of deferred income taxes	(99)	9	58	(67)	(99)
Comprehensive earnings	3,017	3,256	383	(3,637)	3,019
Comprehensive earnings attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive earnings attributable to Altria	$3,017	$3,256	$381	$(3,637)	$3,017

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Six Months Ended June 30, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$10,528	$1,903	$(18)	$12,413
Cost of sales	—	2,930	560	(18)	3,472
Excise taxes on products	—	2,754	110	—	2,864
Gross profit	—	4,844	1,233	—	6,077
Marketing, administration and research costs	77	909	273	—	1,259
Asset impairment and exit costs	—	—	4	—	4
Operating income (expense)	(77)	3,935	956	—	4,814
Interest and other debt expense (income), net	251	(17)	110	—	344
Net periodic benefit (income) cost, excluding service cost	2	(15)	(3)	—	(16)
Earnings from equity investments	(570)	—	—	—	(570)
Loss on ABI/SABMiller business combination	33	—	—	—	33
Earnings (losses) before income taxes and equity earnings of subsidiaries	207	3,967	849	—	5,023
Provision (benefit) for income taxes	46	998	207	—	1,251
Equity earnings of subsidiaries	3,609	191	—	(3,800)	—
Net earnings	3,770	3,160	642	(3,800)	3,772
Net earnings attributable to noncontrolling interests	—	—	(2)	—	(2)
Net earnings attributable to Altria	$3,770	$3,160	$640	$(3,800)	$3,770

Net earnings	$3,770	$3,160	$642	$(3,800)	$3,772
Other comprehensive earnings (losses), net of deferred income taxes	245	8	73	(81)	245
Comprehensive earnings	4,015	3,168	715	(3,881)	4,017
Comprehensive earnings attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive earnings attributable to Altria	$4,015	$3,168	$713	$(3,881)	$4,015

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended June 30, 2019
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,611	$1,016	$(8)	$6,619
Cost of sales	—	1,610	272	(8)	1,874
Excise taxes on products	—	1,373	53	—	1,426
Gross profit	—	2,628	691	—	3,319
Marketing, administration and research costs	49	405	115	—	569
Asset impairment and exit costs	—	3	30	—	33
Operating income (expense)	(49)	2,220	546	—	2,717
Interest and other debt expense (income), net	279	(19)	52	—	312
Net periodic benefit (income) cost, excluding service cost	—	(13)	(2)	—	(15)
Earnings from equity investments	(302)	—	(145)	—	(447)
Loss on Cronos-related financial instruments	—	—	266	—	266
Earnings (losses) before income taxes and equity earnings of subsidiaries	(26)	2,252	375	—	2,601
Provision (benefit) for income taxes	(12)	561	55	—	604
Equity earnings of subsidiaries	2,010	114	—	(2,124)	—
Net earnings	1,996	1,805	320	(2,124)	1,997
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria	$1,996	$1,805	$319	$(2,124)	$1,996

Net earnings	$1,996	$1,805	$320	$(2,124)	$1,997
Other comprehensive earnings (losses), net of deferred income taxes	71	4	35	(39)	71
Comprehensive earnings	2,067	1,809	355	(2,163)	2,068
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria	$2,067	$1,809	$354	$(2,163)	$2,067

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended June 30, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,314	$999	$(8)	$6,305
Cost of sales	—	1,443	303	(8)	1,738
Excise taxes on products	—	1,371	55	—	1,426
Gross profit	—	2,500	641	—	3,141
Marketing, administration and research costs	39	460	142	—	641
Asset impairment and exit costs	—	—	2	—	2
Operating income (expense)	(39)	2,040	497	—	2,498
Interest and other debt expense (income), net	129	(8)	57	—	178
Net periodic benefit (income) cost, excluding service cost	1	(9)	(1)	—	(9)
Earnings from equity investments	(228)	—	—	—	(228)
Earnings (losses) before income taxes and equity earnings of subsidiaries	59	2,057	441	—	2,557
Provision (benefit) for income taxes	59	516	105	—	680
Equity earnings of subsidiaries	1,876	102	—	(1,978)	—
Net earnings	1,876	1,643	336	(1,978)	1,877
Net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria	$1,876	$1,643	$335	$(1,978)	$1,876

Net earnings	$1,876	$1,643	$336	$(1,978)	$1,877
Other comprehensive earnings (losses), net of deferred income taxes	275	4	34	(38)	275
Comprehensive earnings	2,151	1,647	370	(2,016)	2,152
Comprehensive earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria	$2,151	$1,647	$369	$(2,016)	$2,151

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2019
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by (Used In) Operating Activities
Net cash provided by (used in) operating activities	$3,829	$2,078	$491	$(4,006)	$2,392
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(20)	(59)	—	(79)
Investment in Cronos	—	—	(1,832)	—	(1,832)
Investment in consolidated subsidiaries	(1,951)	—	—	1,951	—
Other, net	22	1	(88)	—	(65)
Net cash provided by (used in) investing activities	(1,929)	(19)	(1,979)	1,951	(1,976)
Cash Provided by (Used in) Financing Activities
Repayment of short-term borrowings	(12,800)	—	—	—	(12,800)
Long-term debt issued	16,265	—	—	—	16,265
Repurchases of common stock	(346)	—	—	—	(346)
Dividends paid on common stock	(3,001)	—	—	—	(3,001)
Changes in amounts due to/from Altria and subsidiaries	(1,410)	1,269	2,092	(1,951)	—
Cash dividends paid to parent	—	(3,388)	(618)	4,006	—
Other	(121)	—	(10)	—	(131)
Net cash provided by (used in) financing activities	(1,413)	(2,119)	1,464	2,055	(13)
Cash, cash equivalents and restricted cash (1):
Increase (decrease)	487	(60)	(24)	—	403
Balance at beginning of period	1,277	100	56	—	1,433
Balance at end of period	$1,764	$40	$32	$—	$1,836
(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 12. Contingencies.

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by (Used In) Operating Activities
Net cash provided by (used in) operating activities	$2,681	$3,549	$595	$(2,975)	$3,850
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(10)	(62)	—	(72)
Investment in consolidated subsidiaries	(176)	—	—	176	—
Other, net	8	—	(17)	—	(9)
Net cash provided by (used in) investing activities	(168)	(10)	(79)	176	(81)
Cash Provided by (Used in) Financing Activities
Repurchases of common stock	(950)	—	—	—	(950)
Dividends paid on common stock	(2,585)	—	—	—	(2,585)
Changes in amounts due to/from Altria and subsidiaries	1,233	(1,209)	152	(176)	—
Cash dividends paid to parent	—	(2,298)	(677)	2,975	—
Other	(21)	—	(4)	—	(25)
Net cash provided by (used in) financing activities	(2,323)	(3,507)	(529)	2,799	(3,560)
Cash, cash equivalents and restricted cash (1):
Increase (decrease)	190	32	(13)	—	209
Balance at beginning of period	1,203	62	49	—	1,314
Balance at end of period	$1,393	$94	$36	$—	$1,523
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
ASU Nos. 2016-13; 2018-19; 2019-04; 2019-05 Measurement of Credit Losses on Financial Instruments (Topic 326)
The guidance replaces the current incurred loss impairment methodology for recognizing credit losses for financial assets with a methodology that reflects the entity’s current estimate of all expected credit losses and requires consideration of a broader range of reasonable and supportable information for estimating credit losses.

The guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period.
Altria’s adoption of this guidance is not expected to have a material impact on Altria’s consolidated financial statements.
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
Executive Summary

Consolidated Results of Operations for the Six Months Ended June 30, 2019: The changes in Altria’s net earnings and diluted earnings per share (“EPS”) attributable to Altria for the six months ended June 30, 2019, from the six months ended June 30, 2018, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the six months ended June 30, 2018	$3,770	$1.99

2018 NPM Adjustment Items	(109)	(0.06)
2018 Asset impairment, exit and implementation costs	7	—
2018 Tobacco and health litigation items	73	0.04
2018 ABI-related special items	(149)	(0.07)
2018 Loss on ABI/SABMiller business combination	26	0.01
2018 Tax items	95	0.05
Subtotal 2018 special items	(57)	(0.03)

2019 Asset impairment, exit, implementation and acquisition-related costs	(158)	(0.08)
2019 Tobacco and health litigation items	(34)	(0.02)
2019 ABI-related special items	(19)	(0.01)
2019 Cronos-related special items	(384)	(0.21)
2019 Tax items	(41)	(0.02)
Subtotal 2019 special items	(636)	(0.34)

Fewer shares outstanding	—	0.02
Change in tax rate	(42)	(0.02)
Operations	81	0.04
For the six months ended June 30, 2019	$3,116	$1.66

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the six months ended June 30, 2019 compared with the prior-year period were due primarily to shares repurchased by Altria under its share repurchase programs.

Change in Tax Rate: The change in tax rate was driven primarily by lower dividends from Anheuser-Busch InBev SA/NV (“ABI”).

Operations: The increase of $81 million in operations shown in the table above was due primarily to the following:

▪	higher income from the smokeable and smokeless products segments; and

▪	lower spending as a result of Altria’s decision in 2018 to refocus its innovative product efforts;
partially offset by:

▪	higher interest and other debt expense, net due to debt incurred in connection with the Cronos Group Inc. (“Cronos”) and JUUL Labs, Inc. (“JUUL”) transactions.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Results of Operations for the Three Months Ended June 30, 2019: The changes in Altria’s net earnings and diluted EPS attributable to Altria for the three months ended June 30, 2019, from the three months ended June 30, 2018, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended June 30, 2018	$1,876	$0.99

2018 NPM Adjustment Items	(58)	(0.03)
2018 Asset impairment, exit and implementation costs	5	—
2018 Tobacco and health litigation items	53	0.03
2018 ABI-related special items	(57)	(0.03)
2018 Tax items	94	0.05
Subtotal 2018 special items	37	0.02

2019 Asset impairment, exit and implementation costs	(33)	(0.02)
2019 Tobacco and health litigation items	(21)	(0.01)
2019 ABI-related special items	71	0.04
2019 Cronos-related special items	(56)	(0.03)
2019 Tax items	(22)	(0.01)
Subtotal 2019 special items	(61)	(0.03)

Fewer shares outstanding	—	0.01
Change in tax rate	(25)	(0.01)
Operations	169	0.09
For the three months ended June 30, 2019	$1,996	$1.07

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the three months ended June 30, 2019 compared with the prior-year period were due primarily to shares repurchased by Altria under its share repurchase program.

Change in Tax Rate: The change in tax rate was driven primarily by lower dividends from ABI.

Operations: The increase of $169 million in operations shown in the table above was due primarily to the following:

▪	higher income from the smokeable and smokeless products segments;

▪	higher earnings from Altria’s equity investment in ABI; and

▪	lower spending as a result of Altria’s decision in 2018 to refocus its innovative product efforts;
partially offset by:

▪	higher interest and other debt expense, net due to debt incurred in connection with the Cronos and JUUL transactions.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2019 Forecasted Results: In July 2019, Altria reaffirmed its expectation for its 2019 full-year adjusted diluted EPS growth rate to be in the range of 4% to 7% over its 2018 full-year adjusted diluted EPS base of $3.99. This forecasted growth rate excludes the 2019 forecasted expense items in the second table below. Altria’s 2019 guidance reflects its expectation for a higher full-year adjusted effective tax rate, primarily resulting from lower dividends from ABI; increased interest expense from the debt incurred to fund the Cronos and JUUL transactions; savings from the cost reduction program announced in December 2018, which Altria expects to build over the course of the year to an annualized level of approximately $575 million; and increased investments related to Philip Morris USA Inc.’s (“PM USA”) lead market plans for launching IQOS. The guidance assumes little-to-no adjusted earnings or cash contributions from the Cronos and JUUL investments. Altria also reaffirmed its expectation for its 2019 full-year adjusted effective tax rate to be in a range of 23.5% to 24.5%.

Reconciliation of 2018 Reported Diluted EPS to 2018 Adjusted Diluted EPS
2018
2018 Reported diluted EPS	$3.68
NPM Adjustment Items	(0.06)
Asset impairment, exit, implementation and acquisition-related costs	0.23
Tobacco and health litigation items	0.05
ABI-related special items	(0.03)
Loss on ABI/SABMiller business combination	0.01
Tax items	0.11
2018 Adjusted diluted EPS	$3.99

Altria’s full-year adjusted diluted EPS guidance and full-year forecast for its adjusted effective tax rate exclude the impact of certain income and expense items that management believes are not part of underlying operations. These items may include, for example, restructuring charges, asset impairment charges, acquisition-related costs, gain/loss on ABI/SABMiller plc (“SABMiller”) business combination, ABI-related special items, Cronos-related special items, certain tax items, charges associated with tobacco and health litigation items, and resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 12. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 12”)).

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

Expense Excluded from 2019 Forecasted Adjusted Diluted EPS
2019
Tobacco and health litigation items	$0.02
Asset impairment, exit, implementation and acquisition-related costs (1)	0.09
ABI-related special items	0.01
Cronos-related special items	0.21
Tax items (2)	0.04
$0.37

(1) Substantially all of which represents acquisition-related costs associated with the Cronos and JUUL transactions and charges for the cost reduction program announced in December 2018.
(2) Primarily represents a partial reversal of the tax basis benefit recorded in 2017 attributable to the deemed repatriation tax related to Altria’s investment in ABI.

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
Discussion and Analysis
Consolidated Operating Results

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net revenues:
Smokeable products	$10,788	$10,960	$5,853	$5,546
Smokeless products	1,142	1,104	602	579
Wine	316	308	165	166
All other	1	41	(1)	14
Net revenues	$12,247	$12,413	$6,619	$6,305

Excise taxes on products:
Smokeable products	$2,592	$2,789	$1,389	$1,388
Smokeless products	63	66	32	34
Wine	10	9	5	4
Excise taxes on products	$2,665	$2,864	$1,426	$1,426

Operating income:
Operating companies income (loss):
Smokeable products	$4,303	$4,239	$2,371	$2,201
Smokeless products	778	715	420	377
Wine	34	44	19	27
All other	(35)	(83)	(23)	(57)
Amortization of intangibles	(16)	(10)	(8)	(5)
General corporate expenses	(108)	(91)	(62)	(45)
Corporate asset impairment and exit costs	(1)	—	—	—
Operating income	$4,955	$4,814	$2,717	$2,498

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

The following events that occurred during the six and three months ended June 30, 2019 and 2018 affected the comparability of statement of earnings amounts:

▪	NPM Adjustment Items: For a discussion of NPM Adjustment Items and a breakdown of these items by segment, see

Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 12 and NPM Adjustment Items in Note 9, respectively.

▪
Tobacco and Health Litigation Items: For a discussion of tobacco and health litigation items and a breakdown of these costs by segment, see Note 12 and Tobacco and Health Litigation Items in Note 9, respectively.

▪
Asset Impairment, Exit, Implementation and Acquisition-Related Costs: Pre-tax asset impairment, exit, implementation and acquisition-related costs were $204 million and $45 million for the six and three months ended June 30, 2019, respectively. Pre-tax asset impairment, exit and implementation costs were $9 million and $6 million for the six and three months ended June 30, 2018, respectively.

In December 2018, Altria announced a cost reduction program (which includes, among other things, reducing third-party spending and workforce reductions across the businesses). Altria continues to expect the program to deliver approximately $575 million in annualized cost savings by the end of 2019.

For further discussion on asset impairment, exit and implementation costs, including a breakdown of these costs by segment, see Note 3. Asset Impairment, Exit and Implementation Costs to the condensed consolidated financial statements in Item 1.

For the six months ended June 30, 2019, Altria incurred pre-tax acquisition-related costs of $98 million associated with its investments in JUUL and Cronos. Substantially all of these costs were for the write-off of debt issuance costs related to Altria’s short-term borrowings under the term loan agreement that Altria entered into in connection with its investments in JUUL and Cronos.

▪
ABI-Related Special Items: Altria’s earnings from its equity investment in ABI for the three months ended June 30, 2019 included net pre-tax income of $90 million, consisting primarily of Altria’s share of ABI’s mark-to-market gains on ABI’s derivative financial instruments used to hedge certain share commitments.

Altria’s earnings from its equity investment in ABI for the six months ended June 30, 2018 included net pre-tax income of $189 million, consisting primarily of Altria’s share of the estimated effect of the 2017 Tax Cuts and Jobs Act (the “Tax Reform Act”) on ABI and gains related to ABI’s merger and acquisition activities, partially offset by Altria’s share of ABI’s mark-to-market losses on ABI’s derivative financial instruments used to hedge certain share commitments. Altria’s earnings from its equity investment in ABI for the three months ended June 30, 2018 included net pre-tax income of $72 million, consisting primarily of gains related to ABI’s merger and acquisition activities, partially offset by Altria’s share of ABI’s mark-to-market losses on ABI’s derivative financial instruments used to hedge certain share commitments.

▪
Cronos-Related Special Items: For the six months ended June 30, 2019, Altria recorded net pre-tax losses of $544 million, consisting of the following: (i) unrealized mark-to-market losses of $691 million (included in loss on Cronos-related financial instruments in Altria’s condensed consolidated statements of earnings), substantially all of which related to the warrant and certain anti-dilution protections (the “Fixed-price Preemptive Rights”) acquired in the Cronos transaction, partially offset by (ii) income of $147 million (included in earnings from equity investments in Altria’s condensed consolidated statements of earnings) related to Altria’s share of Cronos’s first quarter mark-to-market gains on Cronos’s derivative financial instruments associated with the issuance of additional shares.

For the three months ended June 30, 2019 Altria recorded net pre-tax losses of $119 million, consisting of the following: (i) unrealized mark-to-market losses of $266 million (included in loss on Cronos-related financial instruments in Altria’s condensed consolidated statements of earnings) related to the warrant and the Fixed-price Preemptive Rights acquired in the Cronos transaction, partially offset by (ii) income of $147 million (included in earnings from equity investments in Altria’s condensed consolidated statements of earnings) related to Altria’s share of Cronos’s first quarter mark-to-market gains on Cronos’s derivative financial instruments associated with the issuance of additional shares.

For further discussion, see Note 5. Financial Instruments to the condensed consolidated financial statements in Item 1.

▪
Tax Items: Tax items for the six and three months ended June 30, 2019 of $41 million and $22 million, respectively, were due primarily to a partial reversal of the tax basis benefit associated with the deemed repatriation tax recorded in 2017.

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

Consolidated Results of Operations for the Six Months Ended June 30, 2019 versus the Six Months Ended June 30, 2018

Net revenues, which include excise taxes billed to customers, decreased $166 million (1.3%), due primarily to lower net revenues in the smokeable products segment.

Cost of sales decreased $20 million (0.6%), due primarily to lower shipment volume in the smokeable products segment, mostly offset by favorable NPM Adjustment Items in 2018.

Excise taxes on products decreased $199 million (6.9%), due to lower smokeable products shipment volume.

Marketing, administration and research costs decreased $157 million (12.5%), due primarily to lower spending as a result of the cost reduction program and Altria’s decision in 2018 to refocus its innovative product efforts, and lower tobacco and health litigation items.

Operating income increased $141 million (2.9%), due primarily to higher operating results from the smokeable and smokeless products segments and lower spending as a result of Altria’s decision in 2018 to refocus its innovative product efforts.

Interest and other debt expense, net, increased $352 million (100+%), due primarily to higher interest costs and debt issuance costs for borrowings associated with the Cronos and JUUL transactions.

Earnings from Altria’s equity investments, which decreased $37 million (6.5%), were negatively impacted by special items related to Altria’s equity investments in ABI and Cronos.

Net earnings attributable to Altria of $3,116 million decreased $654 million (17.3%), due primarily to the 2019 loss on Cronos-related financial instruments and higher interest and other debt expense, net, partially offset by higher operating income. Diluted and basic EPS attributable to Altria of $1.66, each decreased by 16.6%, due to lower net earnings attributable to Altria, partially offset by fewer shares outstanding.

Consolidated Results of Operations for the Three Months Ended June 30, 2019 versus the Three Months Ended June 30, 2018

Net revenues, which include excise taxes billed to customers, increased $314 million (5.0%), due primarily to higher net revenues in the smokeable products segment.

Cost of sales increased $136 million (7.8%), due primarily to higher per unit settlement charges and favorable NPM Adjustment Items in 2018, partially offset by lower manufacturing costs.

Marketing, administration and research costs decreased $72 million (11.2%), due primarily to lower spending as a result of the cost reduction program and Altria’s decision in 2018 to refocus its innovative product efforts, and lower tobacco and health litigation items.

Operating income increased $219 million (8.8%), due primarily to higher operating results from the smokeable and smokeless products segments.

Interest and other debt expense, net, increased $134 million (75.3%), due primarily to higher interest costs for borrowings associated with the Cronos and JUUL transactions.

Earnings from Altria’s equity investments, which increased $219 million (96.1%), were positively impacted by special items related to Altria’s equity investments in ABI and Cronos.

Altria’s income tax rate decreased 3.4 percentage points to 23.2%, due primarily to tax expense recorded in 2018 for a valuation allowance on foreign tax credit carryforwards that are not realizable, a foreign tax differential on Altria’s earnings from its equity investment in Cronos and tax expense recorded in 2018 for adjustments to the provisional estimates recorded in 2017 related to the Tax Reform Act. For further discussion, see Note 11.

Net earnings attributable to Altria of $1,996 million increased $120 million (6.4%), due primarily to higher operating income, higher earnings from Altria’s equity investments and a lower income tax rate, partially offset by the 2019 loss on Cronos-related financial instruments and higher interest and other debt expense, net. Diluted and basic EPS attributable to Altria of $1.07, each increased by 8.1%, due to higher net earnings attributable to Altria and fewer shares outstanding.

Operating Results by Business Segment

Tobacco Space

Business Environment

Summary

The U.S. tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of our tobacco subsidiaries and investees and our consolidated results of operations, cash flows or financial position. These challenges, some of which are discussed in more detail below, in Note 12, and in Cautionary Factors That May Affect Future Results include:

▪	pending and threatened litigation and bonding requirements;

▪
restrictions and requirements imposed by the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”), and restrictions and requirements (and related enforcement actions) that have been, and in the future will be, imposed by the United States Food and Drug Administration (“FDA”);

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

In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria’s tobacco subsidiaries. Our tobacco subsidiaries believe that a significant number of adult tobacco consumers switch among tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products and oral nicotine pouch products. The e-vapor category has experienced significant growth in recent years, which along with growth in oral nicotine products, has negatively impacted consumption levels and sales volume of cigarettes and smokeless tobacco. As a result, Altria anticipates that the U.S. cigarette industry volume decline rate may exceed the recent historical long-term decline rate. In July 2019, Altria revised its estimated U.S. cigarette industry volume decline rate for 2019 to 5% - 6% from 4% - 5%. Based on the accelerated adult smoker movement across categories and strong national momentum behind raising the legal age to purchase tobacco products to 21, as discussed below under Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products, Altria expanded its estimated range for the compounded U.S. annual cigarette industry volume average decline rate through 2023 to 4% - 6% from 4% - 5%. Altria and its tobacco subsidiaries believe the innovative tobacco product categories will continue to be dynamic as adult tobacco consumers explore a variety of tobacco product options and as the regulatory environment for these innovative tobacco products evolves.

Altria and its tobacco subsidiaries work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the U.S. through innovation and adjacency growth strategies (including, where appropriate, arrangements with, or investments in, third parties).

FSPTCA and FDA Regulation

The Regulatory Framework

The FSPTCA expressly establishes certain restrictions and prohibitions on our tobacco businesses and authorizes or requires further FDA action. Under the FSPTCA, the FDA has broad authority to (1) regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of tobacco products; (2) require disclosures of related information; and (3) enforce the FSPTCA and related regulations. The FSPTCA applies to cigarettes, cigarette tobacco and smokeless tobacco products, and more recently, to all other tobacco products, including cigars, e-vapor products, pipe tobacco and oral tobacco-derived nicotine products (“Other Tobacco Products”). See FDA Regulatory Actions - Deeming Regulations below.

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

▪
authorizes the FDA to adopt product regulations and related actions, including imposing tobacco product standards that are appropriate for the protection of the public health and imposing manufacturing standards for tobacco products (see FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation and FDA Regulatory Actions - Potential Product Standards below);

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

For cigarettes, cigarette tobacco and smokeless tobacco products modified or first introduced into the market between February 15, 2007 and March 22, 2011 (“Provisional Products”) for which a manufacturer submitted substantial equivalence reports that the FDA determines are not “substantially equivalent” to products commercially marketed as of February 15, 2007, the FDA could require the removal of such products from the marketplace (see FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways - Cigarettes and Smokeless Tobacco Products below).

Similarly, the FDA could determine that Other Tobacco Products modified or first introduced into the market between February 15, 2007 and August 8, 2016 for which a manufacturer submits substantial equivalence reports, are not “substantially equivalent” to products commercially marketed as of February 15, 2007, or reject a new tobacco product application submitted by a manufacturer, both of which could require the removal of such products from the marketplace (see FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation, and FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways - Other Tobacco Products below).

Modifications to currently marketed products, including modifications that result from, for example, changes to the quantity of tobacco product(s) in a package, a manufacturer being unable to acquire ingredients or a supplier being unable to maintain the consistency required in ingredients, can trigger the FDA’s pre-market review process described above. As noted, adverse determinations by the FDA during that process could restrict a manufacturer’s ability to continue marketing such products.

FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation

In July 2017, the FDA announced a comprehensive plan for tobacco and nicotine regulation designed to strike an appropriate balance between regulation and encouraging the development of innovative tobacco products that may be less risky than cigarettes. Since then, the FDA has issued additional information about its comprehensive plan in response to concerns associated with the rise in the use of e-vapor products by youth, and the potential youth appeal of flavored tobacco products. The FDA said it is monitoring youth tobacco usage rates, particularly e-vapor product use, and that it may exercise its regulatory authority by implementing measures designed to decrease youth tobacco use, potentially including the removal of certain e-vapor products from the market.

Major components of the FDA’s comprehensive plan include the following:

▪
issuing advance notices of proposed rulemaking (“ANPRM”) relating to potential product standards for nicotine in cigarettes, flavors in all tobacco products (including menthol in cigarettes and characterizing flavors in all cigars); and, for e-vapor products, protection against known public health risks such as battery safety issues and concerns about youth exposure to liquid nicotine;

▪	taking actions to restrict youth access to e-vapor products;

▪	establishing content requirements for “new tobacco product” and “modified risk tobacco product” applications;

▪	reconsidering the FDA review processes of substantial equivalence reports for Provisional Products and establishing review processes for e-vapor new product applications; and

▪	revisiting the timelines (previously extended by the FDA) to submit applications for certain flavored cigar, e-vapor and oral tobacco-derived nicotine products.

See FDA Regulatory Actions below for further discussion.

Rulemaking and Guidance

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

The implementation of the FSPTCA and related regulations and guidance also may have an impact on enforcement efforts by states, territories and localities of the U.S. of their laws and regulations as well as of the State Settlement Agreements discussed below (see State Settlement Agreements below).  Such enforcement efforts may adversely affect our tobacco subsidiaries’ ability to market and sell regulated tobacco products in those states, territories and localities.

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

In March 2019, in a case filed by the American Academy of Pediatrics and other plaintiffs, a federal district court in Massachusetts ordered the FDA to propose a new rule relating to graphic health warnings by August 2019, and to submit the final version of the rule for publication by March 2020. In May 2019, the FDA appealed the district court’s order to the United States Court of Appeals for the First Circuit. In July 2019, however, the FDA asked that the appeal be stayed because the FDA plans to propose the new graphic warnings rule by the district court’s deadline. Any proposed rule issued by the FDA will be subject to public comment.

Substantial Equivalence and Other New Product Processes/Pathways

▪	Cigarettes and Smokeless Tobacco Products

In general, in order to continue marketing Provisional Products, manufacturers of such products were required to send to the FDA a report demonstrating substantial equivalence by March 22, 2011 for the FDA to determine if such tobacco products are “substantially equivalent” to products commercially available as of February 15, 2007.  Most cigarette and smokeless tobacco products currently marketed by PM USA and U.S. Smokeless Tobacco Company LLC (“USSTC”) are Provisional Products, as are some of the products currently marketed by Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”). Our subsidiaries submitted timely substantial equivalence reports for these Provisional Products and can continue marketing these products unless the FDA makes a determination that a specific Provisional Product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products from the marketplace.

The FDA has communicated that it will not review a certain subset of Provisional Product substantial equivalence reports and that the products that are the subject of those reports can generally continue to be legally marketed without further FDA review. PM USA and USSTC have Provisional Products included in this subset of products, but also have a significant number of Provisional Products that will continue to be subject to the substantial equivalence review process. In addition, PM USA and USSTC have submitted, and continue to submit, substantial equivalence reports on products proposed to be marketed after March 22, 2011 (“Non-Provisional Products”).

PM USA and USSTC have received decisions on certain Provisional and Non-Provisional Products. The Provisional Products that were found to be not substantially equivalent (certain smokeless tobacco products) had been discontinued for business reasons prior to the FDA’s determinations; therefore, the determinations did not impact business results.

While our cigarette and smokeless tobacco subsidiaries believe all of their current products meet the statutory requirements of the FSPTCA, they cannot predict whether, when or how the FDA ultimately will apply its guidance to their various respective substantial equivalence reports or seek to enforce the law and regulations.

▪	Other Tobacco Products

The FDA has said that it will permit manufacturers to continue marketing Other Tobacco Products modified or introduced into the market for the first time between February 15, 2007 and August 8, 2016, until the FDA renders decisions on the applicable substantial equivalence reports and new tobacco product applications. Previously, the deadlines to file all substantial equivalence reports and new tobacco product applications for combustible Other Tobacco Products, such as cigars and pipe tobacco, and for non-combustible Other Tobacco Products, such as e-vapor and oral tobacco-derived nicotine products, were at various points in 2018. The FDA extended these deadlines to August 8, 2021 for combustible Other Tobacco Products and August 8, 2022 for non-combustible Other Tobacco Products through guidance rather than by providing notice and allowing for public comment. In May 2019, in a lawsuit filed by the American Academy of Pediatrics, among other plaintiffs, a federal court in Maryland found that the FDA’s failure to engage in the notice and comment process violated the Administrative Procedures Act. In July 2019, the court ordered that: (1) the FDA require that for Other Tobacco Products on the market as of August 8, 2016, applications must be filed with the FDA by May 11, 2020; (2) at the FDA’s discretion, Other Tobacco Products for which applications are not timely filed will be subject to FDA enforcement action; (3) applications for Other Tobacco Products that are timely filed can remain on the market without being subject to FDA enforcement action for up to one year from the date of the application; and (4) on a case-by-case basis, the FDA can exempt Other Tobacco Products from filing requirements for good cause. Failure to meet this new deadline or to ultimately obtain market authorization from the FDA following proper submission could result in Other Tobacco Products being removed from the market.

John Middleton Co. (“Middleton”) has received market authorizations from the FDA that cover a significant portion of its cigar product volume, and has filed substantial equivalence reports with the FDA that cover nearly all of its remaining cigar product volume. Middleton continues to prepare and file substantial equivalence reports with the FDA.

Because of the limited number of e-vapor products on the market as of February 15, 2007, e-vapor manufacturers, including JUUL, may not be able to file substantial equivalence reports with the FDA on e-vapor products that were on the market as of August 8, 2016. In such cases, the e-vapor manufacturer would have to file new tobacco product applications which, among other things, demonstrate that the marketing of the e-vapor products would be appropriate for the protection of the public health. In June 2019, the FDA issued guidance on the content of new tobacco product applications for e-vapor products. If JUUL is unable to meet the new deadline set by the court in the American Academy of Pediatrics lawsuit discussed above, it could adversely affect the value of Altria’s investment in JUUL and have a material adverse effect on Altria’s consolidated financial position or earnings.

▪	All Tobacco Products

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

Among the FSPTCA requirements that apply to Other Tobacco Products is a ban on descriptors, including “mild,” when used as descriptors of modified risk unless expressly authorized by the FDA. In connection with a 2016 lawsuit initiated by Middleton, the Department of Justice, on behalf of the FDA, informed Middleton that at present, the FDA does not intend to bring an enforcement action against Middleton for the use of the term “mild” in the trademark “Black & Mild.” Consequently,

Middleton dismissed its lawsuit without prejudice. If the FDA were to change its position at some later date, Middleton would have the opportunity to make a submission to the FDA and ultimately, if necessary, to bring another lawsuit.

Underage Access and Use of Certain Tobacco Products

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
In October 2018, Altria responded to the FDA’s request for a written plan setting forth the actions it was taking to address underage access and met with the FDA. In December 2018, Altria refocused its innovative product efforts, which included the discontinuation of all Nu Mark e-vapor products. Altria’s decision was based on current and expected financial performance of its innovative products, as well as regulatory restrictions limiting the ability to quickly improve such products. Later in December, Altria purchased, through a wholly owned subsidiary, a 35% economic interest in JUUL. Following the announcement of this investment, Altria requested a meeting with the FDA to discuss the transaction and its ongoing support for underage tobacco use prevention. In February 2019, the FDA sent Altria a letter expressing concern about this investment given the rise in underage use of e-vapor products and issued a statement indicating that, if the increased trend in underage use of e-vapor products does not reverse, the FDA may unilaterally take action to address the trend. Altria responded by reaffirming its ongoing and long-standing investment in underage tobacco use prevention efforts. For example, Altria is advocating raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels to further address underage tobacco use.

If the FDA determines that it should use its regulatory authority, such as through enforcement of the pre-market authorization requirements for e-vapor products, manufacturers of such products could be required to remove the products from the market until they receive pre-market authorization.

In March 2019, the FDA issued draft guidance (the “March 2019 Draft Guidance”) further reflecting its concerns about youth e-vapor use. This guidance:

▪
proposes a potential revision to its compliance policy for flavored e-vapor products (other than tobacco, mint and menthol flavors) that would move the deadline for filing pre-market applications from August 2022 to August 2021, and impose restrictions on sales of such tobacco products at in-person locations and online in order to reduce underage access;

▪	indicates that the FDA will take enforcement action against those that target underage users and/or promote underage use of e-vapor and similar tobacco products; and

▪
prioritizes enforcement action, beginning 30 days after issuance of final guidance, against flavored cigars (other than tobacco flavor) that either are not Grandfathered Products or have not received market authorization from the FDA to remain on the market.

The March 2019 Draft Guidance was subject to public comment, the period for which closed in April 2019. The FDA could issue final guidance at any time. In the March 2019 Draft Guidance, the FDA stated that 30 days after issuing final guidance, it will begin taking enforcement action against those failing to comply with such guidance. FDA enforcement action could result in tobacco products that are subject to such action being removed from the market. See FDA Regulatory Actions - Potential Product Standards below for further discussion.

Potential Product Standards

▪	Nicotine in cigarettes and potentially other combustible tobacco products

In March 2018, the FDA issued an ANPRM through which it sought comments on the potential public health benefits and any possible adverse effects of lowering nicotine in combustible cigarettes to non-addictive or minimally addictive levels through achievable product standards. Specifically, the FDA sought comments on the consequences of such a product standard, including (i) smokers compensating by smoking more cigarettes to obtain the same level of nicotine as with their current product and (ii) the illicit trade of cigarettes containing nicotine at levels higher than a non-addictive threshold that may be established by the FDA. The FDA also sought comments on whether a nicotine product standard should apply to other combustible tobacco products, including cigars.

This ANPRM process may ultimately lead to the FDA’s development of product standards for nicotine in combustible tobacco products such as cigarettes and cigars. If such regulations were to become final and upheld in the courts, it could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries.

▪	Flavors in all tobacco products

Also in March 2018, the FDA issued an ANPRM seeking comments on the role that flavors (including menthol) in tobacco products play in attracting youth and may play in helping some smokers switch to potentially less harmful forms of nicotine delivery. The FDA previously released its preliminary scientific evaluation on menthol, which states “that menthol cigarettes pose a public health risk above that seen with non-menthol cigarettes.” The FDA’s evaluation followed an earlier report to the FDA from TPSAC on the impact of the use of menthol in cigarettes on the public health and included a recommendation that the “[r]emoval of menthol cigarettes from the marketplace would benefit public health in the United States” and an observation that any ban on menthol cigarettes could lead to an increase in contraband cigarettes and other potential unintended consequences. As discussed above under FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation, the FDA indicated that it is considering proposing rulemaking for a product standard that would seek to ban menthol in combustible tobacco products, including cigarettes and cigars, and that it intends to propose a product standard that would ban characterizing flavors in all cigars. While the FDA has yet to define “characterizing flavors” with respect to cigars, most of Middleton’s cigar products contain added flavors and may be subject to any action by the FDA to ban flavors in cigars. No future action can be taken by the FDA to ban characterizing flavors in all cigars or regulate the manufacture, marketing or sale of menthol cigarettes (including a possible ban) until the completion of a full rulemaking process. In the March 2019 Draft Guidance, discussed above under FDA Regulatory Action - Underage Access and Use of Certain Tobacco Products, the FDA also announced its intention to restrict certain flavors of e-vapor products in order to deter underage usage of such products, and that it would prioritize enforcement action against flavored cigars (other than tobacco flavor) that either are not Grandfathered Products or have not received market authorization from the FDA to remain on the market. FDA enforcement action could result in cigars that are subject to such action being removed from the market. If the FDA issues a final version of the March 2019 Draft Guidance, absent legal challenge, Middleton would need to ensure it has market authorization from the FDA for its currently marketed flavored cigar products, or convert such products to Grandfathered Products. Also, in March 2019, the FDA reiterated its intention to issue a proposed rule for a product standard banning all cigars with characterizing flavors, that would include Grandfathered Products and cigars that have received market authorization from the FDA.

Altria’s tobacco subsidiaries submitted public comments in response to the ANPRM regarding flavors in tobacco products in July 2018, and to the March 2019 Draft Guidance in April 2019. This ANPRM process, the March 2019 Draft Guidance or any proposed rule may ultimately lead to the FDA banning characterizing flavors in all tobacco products. If such regulations were to become final and upheld in the courts, it could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries.

▪	NNN in Smokeless Tobacco

In January 2017, the FDA proposed a product standard for N-nitrosonornicotine (“NNN”) levels in finished smokeless tobacco products.  If the proposed rule, in present form, were to become final and upheld in the courts, it could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and USSTC.

Good Manufacturing Practices

The FSPTCA requires that the FDA promulgate good manufacturing practice regulations (referred to by the FDA as “Requirements for Tobacco Product Manufacturing Practice”) for tobacco product manufacturers, but does not specify a timeframe for such regulations.

Excise Taxes

Tobacco products are subject to substantial excise taxes in the U.S. Significant increases in tobacco-related taxes or fees have been proposed or enacted (including with respect to e-vapor products) and are likely to continue to be proposed or enacted at the federal, state and local levels within the U.S.

Federal, state and local excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. By way of example, in 2009, the federal excise tax (“FET”) on cigarettes increased from $0.39 per pack to approximately $1.01 per pack; in 2010, the New York state excise tax increased by $1.60 to $4.35 per pack; in October 2014, Philadelphia, Pennsylvania enacted a $2.00 per pack local cigarette excise tax; and in November 2016, California passed a ballot measure to increase its cigarette excise tax by $2.00 per pack and its smokeless tobacco ad valorem excise tax from 27.30% to 65.08%, which went into effect on April 1, 2017 and July 1, 2017, respectively. Between the end of 1998 and July 26, 2019, the weighted-average state cigarette excise tax increased from $0.36 to $1.82 per pack. As of July 26, 2019, only two states, New Mexico and Illinois, have increased cigarette excise taxes in 2019, but various increases are under consideration or have been proposed in other states.

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

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of July 26, 2019, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of July 26, 2019, 180 countries, as well as the European Community, have become parties to the FCTC. While the U.S. is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.

There are a number of proposals currently under consideration by the governing body of the FCTC, some of which call for substantial restrictions on the manufacture, marketing, distribution and sale of tobacco products. It is not possible to predict the outcome of these proposals or the impact of any FCTC actions on legislation or regulation in the U.S., either indirectly or as a result of the U.S. becoming a party to the FCTC, or whether or how these actions might indirectly influence FDA regulation and enforcement.

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

In November 1998, USSTC entered into the Smokeless Tobacco Master Settlement Agreement (the “STMSA”) with the attorneys general of various states and U.S. territories to resolve the remaining health care cost reimbursement cases initiated against USSTC. The STMSA required USSTC to adopt various marketing and advertising restrictions. USSTC is the only smokeless tobacco manufacturer to sign the STMSA.

Other Federal, State and Local Regulation and Activity

Federal, State and Local Regulation

A number of states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including e-vapor and other innovative tobacco products), such as legislation that (1) prohibits the sale of certain tobacco products with certain characterizing flavors, including menthol cigarettes, (2) requires the disclosure of health information separate from or in addition to federally mandated health warnings and (3) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products (including proposals to ban all tobacco product sales). The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products.

Whether other states or localities will enact legislation in these areas, and the precise nature of such legislation if enacted, cannot be predicted. Altria’s tobacco subsidiaries have challenged and will continue to challenge certain state and local legislation, including through litigation.

Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products

An increasing number of states and localities have proposed legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, above the current federal minimum age of 18. The following states have enacted such legislation: Ohio (21), Maryland (21), Vermont (21), New York (21), Texas (21), Connecticut (21), Nebraska (19), Delaware (21), Illinois (21), Arkansas (21), Washington (21), Utah (21), Virginia (21), California (21), Hawaii (21), Alabama (19), Alaska (19), New Jersey (21), Oregon (21), Maine (21) and Massachusetts (21).  Of these states, as of July 26, 2019, 12 enacted legislation since the beginning of 2019. Many localities have taken similar actions. These laws have varying effective dates. Similar legislation is under consideration in various other states and has been proposed at the federal level. Although an increase in the minimum age to purchase tobacco products may have a negative impact on sales volume of our tobacco businesses, as discussed above under Underage Access and Use of Certain Tobacco Products Altria supports raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels, reflecting its longstanding commitment to combat underage tobacco use.

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

Most jurisdictions within the U.S. have restricted smoking in public places. Some public health groups have called for, and various jurisdictions have adopted or proposed, bans on smoking in outdoor places, in private apartments and in cars transporting minors. It is not possible to predict the results of ongoing scientific research or the types of future scientific research into the health risks of tobacco exposure and the impact of such research on regulation.

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

Illicit Trade in Tobacco Products

Illicit trade in tobacco products can have an adverse impact on the businesses of Altria and its tobacco subsidiaries. Illicit trade can take many forms, including the sale of counterfeit tobacco products; the sale of tobacco products in the U.S. that are intended for sale outside the country; the sale of untaxed tobacco products over the Internet and by other means designed to avoid the collection of applicable taxes; and diversion into one taxing jurisdiction of tobacco products intended for sale in another. Counterfeit tobacco products, for example, are manufactured by unknown third parties in unregulated environments. Counterfeit versions of our tobacco subsidiaries’ products can negatively affect adult tobacco consumer experiences with and opinions of those brands. Illicit trade in tobacco products also harms law-abiding wholesalers and retailers by depriving them of lawful sales and undermines the significant investment Altria’s tobacco subsidiaries have made in legitimate distribution channels. Moreover, illicit trade in tobacco products results in federal, state and local governments losing tax revenues. Losses in tax revenues can cause such governments to take various actions, including increasing excise taxes; imposing legislative or regulatory requirements that may adversely impact Altria’s consolidated results of operations and cash flows and the businesses of its tobacco subsidiaries; or asserting claims against manufacturers of tobacco products or members of the trade channels through which such tobacco products are distributed and sold.

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

Operating Results

The following table summarizes operating results for the smokeable and smokeless products segments:

	For the Six Months Ended June 30,
	Net Revenues		Operating Companies Income
	2019	2018	2019	2018
	(in millions)
Smokeable products	$10,788	$10,960	$4,303	$4,239
Smokeless products	1,142	1,104	778	715
Total smokeable and smokeless products	$11,930	$12,064	$5,081	$4,954

	For the Three Months Ended June 30,
	Net Revenues		Operating Companies Income
	2019	2018	2019	2018
	(in millions)
Smokeable products	$5,853	$5,546	$2,371	$2,201
Smokeless products	602	579	420	377
Total smokeable and smokeless products	$6,455	$6,125	$2,791	$2,578
Smokeable products segment

The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(sticks in millions)
Cigarettes:
Marlboro	44,266	47,182	(6.2)%	23,799	23,529	1.1%
Other premium	2,470	2,813	(12.2)%	1,305	1,404	(7.1)%
Discount	4,215	4,793	(12.1)%	2,253	2,333	(3.4)%
Total cigarettes	50,951	54,788	(7.0)%	27,357	27,266	0.3%
Cigars:
Black & Mild	805	789	2.0%	425	414	2.7%
Other	5	6	(16.7)%	3	3	—%
Total cigars	810	795	1.9%	428	417	2.6%
Total smokeable products	51,761	55,583	(6.9)%	27,785	27,683	0.4%

Cigarettes shipment volume includes Marlboro; Other premium brands, such as Virginia Slims, Parliament, Benson & Hedges and Nat’s; and Discount brands, which include L&M, Basic and Chesterfield. Cigarettes volume includes units sold as well as promotional units, but excludes units sold for distribution to Puerto Rico, and units sold in U.S. Territories, to overseas military and by Philip Morris Duty Free Inc., none of which, individually or in the aggregate, is material to the smokeable products segment.

The following table summarizes cigarettes retail share performance:

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2019	2018	Percentage Point Change	2019	2018	Percentage Point Change
Cigarettes:
Marlboro	43.2%	43.3%	(0.1)	43.3%	43.3%	—
Other premium	2.5	2.6	(0.1)	2.5	2.6	(0.1)
Discount	4.1	4.5	(0.4)	4.1	4.4	(0.3)
Total cigarettes	49.8%	50.4%	(0.6)	49.9%	50.3%	(0.4)

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

For a discussion of volume trends and factors that impact volume and retail share performance, see Tobacco Space - Business Environment above.

PM USA and Middleton executed the following pricing and promotional allowance actions during 2019 and 2018:

▪	Effective June 16, 2019, PM USA increased the list price on all of its cigarette brands by $0.06 per pack, except for L&M, which had no list price change.

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

Net revenues, which include excise taxes billed to customers, for the six months ended June 30, 2019 decreased $172 million (1.6%), due primarily to lower shipment volume ($852 million), partially offset by higher pricing ($688 million), which includes lower promotional investments. Operating companies income for the six months ended June 30, 2019 increased $64 million (1.5%), due primarily to higher pricing ($684 million), which includes lower promotional investments, and lower costs ($149 million, which includes lower tobacco and health litigation items), partially offset by lower shipment volume ($473 million), 2018 NPM Adjustment Items ($145 million), higher per unit settlement charges and higher asset impairment, exit and implementation costs.

Net revenues, which include excise taxes billed to customers, for the three months ended June 30, 2019 increased $307 million (5.5%), due primarily to higher pricing ($289 million), which includes higher promotional investments. Operating companies income for the three months ended June 30, 2019 increased $170 million (7.7%), due primarily to higher pricing ($288 million), which includes higher promotional investments, and lower costs ($77 million, which includes lower tobacco and health litigation items), partially offset by higher per unit settlement charges, 2018 NPM Adjustment Items and higher asset impairment, exit and implementation costs.

The smokeable products segment’s reported domestic cigarettes shipment volume for the six months ended June 30, 2019 decreased 7.0%, driven primarily by the industry’s rate of decline, retail share losses and calendar differences, partially offset by trade inventory movements. When adjusted for trade inventory movements, calendar differences and other factors, the smokeable products segment’s domestic cigarettes shipment volume for the six months ended June 30, 2019 decreased by an estimated 7%. When adjusted for trade inventory movements, calendar differences and other factors, total domestic cigarette industry volumes for the six months ended June 30, 2019 declined by an estimated 5.5%.

The smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended June 30, 2019 increased 0.3%, driven primarily by trade inventory movements, partially offset by the industry’s rate of decline and retail share losses. When adjusted for trade inventory movements and other factors, the smokeable products segment’s domestic cigarettes shipment volume for the three months ended June 30, 2019 decreased by an estimated 7%. When adjusted for trade inventory movements and other factors, total domestic cigarette industry volumes for the three months ended June 30, 2019 declined by an estimated 6%.

Shipments of premium cigarettes accounted for 91.7% and 91.8% of smokeable products’ reported domestic cigarettes shipment volume for the six and three months ended June 30, 2019, respectively, versus 91.3% and 91.4% for the six and three months ended June 30, 2018, respectively.

Smokeless products segment

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(cans and packs in millions)
Copenhagen	257.9	262.5	(1.8)%	132.7	138.1	(3.9)%
Skoal	108.5	114.8	(5.5)%	58.2	59.8	(2.7)%
Copenhagen and Skoal	366.4	377.3	(2.9)%	190.9	197.9	(3.5)%
Other	33.0	34.1	(3.2)%	17.1	17.8	(3.9)%
Total smokeless products	399.4	411.4	(2.9)%	208.0	215.7	(3.6)%

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

The following table summarizes smokeless products segment retail share performance (excluding international volume):

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2019	2018	Percentage Point Change	2019	2018	Percentage Point Change
Copenhagen	34.8%	34.3%	0.5	34.6%	34.3%	0.3
Skoal	15.6	16.3	(0.7)	15.8	16.4	(0.6)
Copenhagen and Skoal	50.4	50.6	(0.2)	50.4	50.7	(0.3)
Other	3.4	3.4	—	3.5	3.4	0.1
Total smokeless products	53.8%	54.0%	(0.2)	53.9%	54.1%	(0.2)

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

USSTC executed the following pricing actions during 2019 and 2018:

▪
Effective July 23, 2019, USSTC increased the list price on its Skoal X-TRA products and select Copenhagen products by $0.08 per can. USSTC also increased the list price on its Husky and Red Seal brands and the balance of its Copenhagen and Skoal products by $0.03 per can.

▪
Effective April 30, 2019, USSTC increased the list price on its Skoal X-TRA products and select Copenhagen products by $0.17 per can.  USSTC also increased the list price on its Husky and Red Seal brands and its Copenhagen and Skoal popular price products by $0.12 per can.  In addition, USSTC increased the list price on the balance of its Copenhagen and Skoal products by $0.07 per can.

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

Net revenues, which include excise taxes billed to customers, for the six months ended June 30, 2019 increased $38 million (3.4%), due primarily to higher pricing ($92 million), which includes lower promotional investments, partially offset by lower shipment volume ($52 million). Operating companies income for the six months ended June 30, 2019 increased $63 million (8.8%), due primarily to higher pricing ($92 million), which includes lower promotional investments, and lower costs, partially offset by lower shipment volume ($46 million).

Net revenues, which include excise taxes billed to customers, for the three months ended June 30, 2019 increased $23 million (4.0%), due primarily to higher pricing ($56 million), which includes lower promotional investments, partially offset by lower shipment volume ($32 million). Operating companies income for the three months ended June 30, 2019 increased $43 million (11.4%), due primarily to higher pricing ($56 million), which includes lower promotional investments, and lower costs, partially offset by lower shipment volume ($28 million).

The smokeless products segment’s reported domestic shipment volume declined 2.9% for the six months ended June 30, 2019, driven primarily by the industry’s rate of decline, one fewer shipping Monday and retail share losses, partially offset by trade inventory movements. When adjusted for calendar differences and trade inventory movements, the smokeless products segment’s domestic shipment volume declined an estimated 2%.

The smokeless products segment’s reported domestic shipment volume declined 3.6% for the three months ended June 30, 2019, driven primarily by the industry’s rate of decline, trade inventory movements and retail share losses. When adjusted for trade inventory movements, the smokeless products segment’s domestic shipment volume declined an estimated 3%.

The smokeless products category volume declined an estimated 1.5% over the six months ended June 30, 2019.

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

Operating Results
The following table summarizes operating results for the wine segment:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net revenues	$316	$308	$165	$166
Operating companies income	$34	$44	$19	$27

Net revenues, which include excise taxes billed to customers, for the six months ended June 30, 2019 increased $8 million (2.6%), due primarily to higher shipment volume, partially offset by unfavorable premium mix and higher promotional investments. Operating companies income for the six months ended June 30, 2019 decreased $10 million (22.7%), due primarily to higher costs, higher promotional investments and unfavorable premium mix, partially offset by higher shipment volume.

Net revenues, which include excise taxes billed to customers, for the three months ended June 30, 2019 were essentially unchanged as unfavorable premium mix was offset by higher shipment volume. Operating companies income for the three months ended June 30, 2019 decreased $8 million (29.6%), due primarily to higher costs and unfavorable premium mix.

For the six and three months ended June 30, 2019, Ste. Michelle’s reported wine shipment volume of 3,891 and 1,982 thousand cases, increased 5.2% and 2.7%, respectively.

Financial Review

Cash Provided by/Used in Operating Activities

During the first six months of 2019, net cash provided by operating activities was $2,392 million compared with $3,850 million during the first six months of 2018. This decrease was due primarily to higher payments of settlement charges and lower dividends received from ABI in 2019.
Altria had a working capital deficit at June 30, 2019 and December 31, 2018. Altria’s management believes that Altria has the ability to fund working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program and borrowings through its access to credit and capital markets as discussed in the Debt and Liquidity section below.

Cash Provided by/Used in Investing Activities

During the first six months of 2019, net cash used in investing activities was $1,976 million compared with $81 million during the first six months of 2018. This increase was due primarily to the investment in Cronos in 2019.

Cash Provided by/Used in Financing Activities

During the first six months of 2019, net cash used in financing activities was $13 million compared with $3,560 million during the first six months of 2018. This change was due primarily to proceeds from the issuance of long-term senior unsecured notes during 2019 and lower repurchases of common stock during 2019, partially offset by repayments of short-term borrowings during 2019 and higher dividends paid during 2019.

Debt and Liquidity

Credit Ratings - Altria’s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under Altria’s credit agreement is discussed below.

At June 30, 2019, the credit ratings and outlook for Altria’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	A3	Negative
Standard & Poor’s Ratings Services (“Standard & Poor’s”)	A-2	BBB	Stable
Fitch Ratings Ltd.	F2	BBB	Stable

Credit Lines - From time to time, Altria has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At June 30, 2019, and 2018, and at December 31, 2018, Altria had no short-term borrowings under its commercial paper program.

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

At June 30, 2019, Altria had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement, which is used for general corporate purposes, provides for borrowings up to an aggregate principal amount of $3.0 billion. The Credit Agreement expires on August 1, 2023 and includes an option, subject to certain conditions, for Altria to extend the Credit Agreement for two additional one-year periods.

Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria’s long-term senior unsecured debt ratings at June 30, 2019 for borrowings under the Credit Agreement was 1.0%. The Credit Agreement does not include any other rating triggers or any provisions that could require the posting of collateral. At June 30, 2019 and December 31, 2018, Altria had no borrowings under the Credit Agreement. At June 30, 2019, credit available to Altria under the Credit Agreement was $3.0 billion.

The Credit Agreement includes various covenants, one of which requires Altria to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At June 30, 2019, the ratio of consolidated EBITDA to Consolidated Interest Expense, calculated in accordance with the Credit Agreement, was 9.5 to 1.0. At June 30, 2019, Altria was in compliance with its covenants in the Credit Agreement. Altria expects to continue to meet its covenants in the Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in the Credit Agreement, include certain adjustments.

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

Debt - At June 30, 2019 and December 31, 2018, Altria’s total debt was $29.2 billion and $25.7 billion, respectively. The increase in debt, as further discussed below, was due to Altria’s February 2019 issuance of long-term senior unsecured notes, partially offset by the repayment in full in February 2019 of $12.8 billion of short-term borrowings under the Term Loan Agreement.

In February 2019, Altria issued U.S. dollar and Euro denominated long-term senior unsecured notes in the aggregate principal amounts of $11.5 billion and €4.25 billion, respectively. Altria immediately converted the proceeds of the Euro denominated notes into U.S. dollars of $4.8 billion. The net proceeds from the Euro notes and a portion of the net proceeds from the U.S. dollar notes were used to repay in full the $12.8 billion of short-term borrowings under the Term Loan Agreement. The remaining net proceeds from the U.S. dollar notes were used to fund Altria’s investment in Cronos in the first quarter of 2019 and for other general corporate purposes. Altria designated its Euro denominated notes as a net investment hedge of its investment in ABI. For further discussion, see Note 10. Debt to the condensed consolidated financial statements in Item 1.

Guarantees and Other Similar Matters - As discussed in Note 12, Altria and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at June 30, 2019. From time to time, subsidiaries of Altria also issue lines of credit to affiliated entities. In addition, as discussed in Note 13, PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under its Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity.

Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 12, PM USA and Nat Sherman have entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, PM USA, Middleton, Nat Sherman and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Altria’s subsidiaries recorded $2.2 billion and $2.1 billion of charges to cost of sales for the six months ended June 30, 2019 and 2018, respectively, and $1.2 billion and $1.0 billion of charges to cost of sales for the three months ended June 30, 2019 and 2018, respectively, in connection with the State Settlement Agreements and FDA user fees. For further discussion of the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the MSA, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 12.

Based on current agreements, 2018 market share and estimated annual industry volume decline rates, the estimated amounts that Altria’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees approximate $4.5 billion in 2019 and each year thereafter. These amounts exclude the potential impact of any NPM Adjustment Items.

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

Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of June 30, 2019, PM USA had posted appeal bonds totaling $40 million, which have been collateralized with restricted cash that is included in assets on the condensed consolidated balance sheet.

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

During the six months ended June 30, 2019, 0.6 million shares of restricted stock units vested. The total fair value of restricted stock units that vested during the six months ended June 30, 2019 was $28 million. The weighted-average grant date fair value per share of these awards was $59.11.

Dividends paid during the first six months of 2019 and 2018 were $3,001 million and $2,585 million, respectively, an increase of 16.1%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria under its share repurchase programs. Altria expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $3.20 per share. Future dividend payments remain subject to the discretion of Altria’s Board of Directors (the “Board of Directors”).

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

Cautionary Factors That May Affect Future Results

Forward-Looking and Cautionary Statements

We may from time to time make written or oral forward-looking statements, including earnings guidance and other statements contained in filings with the SEC, reports to security holders, press releases and investor webcasts. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “forecasts,” “intends,” “projects,” “goals,” “objectives,” “guidance,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying estimates or assumptions prove inaccurate, actual results could differ materially from those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements and whether to invest in or remain invested in Altria’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in, or implied by, any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these important factors and the risks we face throughout this Form 10-Q, particularly in the “Business Environment” sections preceding our discussion of the operating results of our subsidiaries’ businesses, and in our publicly filed reports, including our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) and our Quarterly Report on Form 10-Q for the period ended March 31, 2019. These factors include the following:

▪
unfavorable litigation outcomes, including risks associated with adverse jury and judicial determinations, courts reaching conclusions at variance with our and our subsidiaries’ understanding of applicable law, bonding requirements in the jurisdictions that do not limit the dollar amount of appeal bonds, and certain challenges to bond cap statutes;

▪	government (including FDA) and private sector actions that impact adult tobacco consumer acceptability of, or access to, tobacco products;

▪	the growth of the e-vapor category and other innovative tobacco products contributing to reductions in cigarette and smokeless tobacco product consumption levels and sales volume;

▪	tobacco product taxation, including lower tobacco product consumption levels and potential shifts in adult consumer purchases as a result of federal and state excise tax increases;

▪	the failure by our tobacco and wine subsidiaries to compete effectively in their respective markets;

▪
our tobacco and wine subsidiaries’ continued ability to promote brand equity successfully; to anticipate and respond to evolving adult consumer preferences; to develop, manufacture, market and distribute products that appeal to adult tobacco consumers (including, where appropriate, through arrangements with, and investments in third parties); to improve productivity; and to protect or enhance margins through cost savings and price increases;

▪	changes in economic conditions that result in consumers choosing lower-priced brands;

▪
the unsuccessful commercialization of adjacent products or processes by our tobacco subsidiaries and investees, including innovative tobacco products that may reduce the health risks associated with current tobacco products and that appeal to adult tobacco consumers;

▪	significant changes in price, availability or quality of tobacco, other raw materials or component parts;

▪
the risks related to the reliance by our tobacco subsidiaries on a few significant facilities and a small number of key suppliers, including an extended disruption at a facility or of service by a supplier;

▪	required or voluntary product recalls as a result of various circumstances such as product contamination or FDA or other regulatory action;

▪	the failure of our information systems or service providers’ information systems to function as intended, or cyber-attacks or security breaches;

▪	unfavorable outcomes of any government investigations;

▪	a successful challenge to our tax positions;

▪
the risks related to our and our investees’ international business operations, including failure to prevent violations of various U.S. and foreign laws and regulations such as laws prohibiting bribery and corruption;

▪	our inability to attract and retain the best talent due to the impact of decreasing social acceptance of tobacco usage and tobacco control actions;

▪	the adverse effect of acquisitions or other events on our credit rating;

▪	our inability to acquire attractive businesses or make attractive investments on favorable terms, or at all, or to realize the anticipated benefits from an acquisition or investment;

▪	the risks related to disruption and uncertainty in the credit and capital markets, including on our access to these markets, earnings and dividend rate;

▪	impairment losses as a result of the write down of intangible assets, including goodwill;

▪	the risks related to Ste. Michelle’s wine business, including competition, unfavorable changes in grape supply and governmental regulations;

▪
the adverse effects of risks encountered by ABI in its business, foreign currency exchange rates and ABI’s stock price on our equity investment in ABI, including on our reported earnings from and carrying value of our investment in ABI and the dividends paid by ABI on the shares we own;

▪
the risks related to our inability to transfer our equity securities in ABI until October 10, 2021, and, if our ownership percentage decreases below certain levels, the adverse effects of additional tax liabilities, a reduction in the number of directors that we have the right to have appointed to the ABI Board of Directors, and our potential inability to use the equity method of accounting for our investment in ABI;

▪	the risk of challenges to the tax treatment of the consideration we received in the ABI/SABMiller business combination and the tax treatment of our equity investment;

▪
the risks related to our inability to obtain antitrust clearance required for the conversion of our non-voting JUUL shares into voting shares in a timely manner or at all, including the resulting limitations on our rights with respect to our investment in JUUL and our inability to account for our investment in JUUL using the equity method;

▪
the risks generally related to our investments in JUUL and Cronos, including our inability to realize the expected benefits of our investments in the expected time frames, or at all, due to the risks encountered by our investees in their businesses, such as operational, compliance and regulatory risks at the international, federal and state levels, including actions by the FDA; potential disruptions to our investees’ management or current or future plans and operations due to our investments; domestic or international litigation developments, government investigations, tax disputes or otherwise; and potential impairment of our investments;

▪
the risks related to our inability to acquire a controlling interest in JUUL as a result of standstill restrictions or to control the material decisions of JUUL, restrictions on our ability to sell or otherwise transfer our shares of JUUL until December 20, 2024, and non-competition restrictions for the same time period;

▪	the risks related to any decrease of our percentage ownership in JUUL, including the loss of certain of our governance, consent, preemptive and other rights; and

▪	the risks, including criminal, civil or tax liability for Altria, related to Cronos’s failure to comply with applicable laws, including cannabis laws.

You should understand that it is not possible to predict or identify all factors and risks. Consequently, you should not consider the foregoing list to be complete. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

At June 30, 2019 and December 31, 2018, the fair value of Altria’s long-term debt, all of which is fixed-rate debt, was $31.1 billion and $12.5 billion, respectively. The fair value of Altria’s long-term debt is subject to fluctuations resulting from changes in market interest rates. A 1% increase in market interest rates at June 30, 2019 and December 31, 2018 would decrease the fair value of Altria’s long-term debt by $2.3 billion and $0.8 billion, respectively. A 1% decrease in market interest rates at June 30, 2019 and December 31, 2018 would increase the fair value of Altria’s long-term debt by $2.7 billion and $0.9 billion, respectively.

Interest rates on borrowings under the Credit Agreement are expected to be based on LIBOR plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria’s long-term senior unsecured debt ratings at June 30, 2019 and December 31, 2018 for borrowings under the Credit Agreement was 1.0%. At June 30, 2019 and December 31, 2018, Altria had no borrowings under the Credit Agreement.

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

At June 30, 2019, the fair values of the Fixed-price Preemptive Rights and Cronos warrant were $313 million and $763 million, respectively. A 10% increase or decrease in the quoted market price of Cronos shares at June 30, 2019 would increase or decrease the fair values of the Fixed-price Preemptive Rights and Cronos warrant by approximately $45 million and $100 million, respectively.

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

Item 1A. Risk Factors.

Information regarding Risk Factors appears in Part I, Item 1A. Risk Factors of Altria’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) and under Cautionary Factors That May Affect Future Results in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Altria’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (“First Quarter 2019 Item 2”). There have been no material changes to the risk factors previously disclosed in the 2018 Form 10-K and in the First Quarter 2019 Item 2.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2018, the Board of Directors authorized a $1.0 billion share repurchase program that it expanded to $2.0 billion in May 2018 (as expanded, the “January 2018 share repurchase program”), which Altria completed in the second quarter of 2019. In July 2019, the Board of Directors authorized a new $1.0 billion share repurchase program, which Altria expects to complete by the end of 2020. Share repurchases under this program depend upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria’s share repurchase activity for each of the three months in the period ended June 30, 2019, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

April 1 - 30, 2019	1,352,200	$55.72	1,352,200	$119,434,728
May 1 - 31, 2019	1,193,100	$52.39	1,193,100	$56,932,027
June 1 - 30, 2019	1,135,312	$50.17	1,134,761	$—
For the Quarter Ended June 30, 2019	3,680,612	$52.93	3,680,061

(1)
The total number of shares purchased includes (a) shares purchased under the January 2018 share repurchase program (which totaled 1,352,200 shares in April, 1,193,100 shares in May and 1,134,761 shares in June) and (b) shares withheld by Altria in an amount equal to the statutory withholding taxes for holders who vested in stock-based awards (which totaled 551 shares in June).

Item 6. Exhibits.

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
July 30, 2019