Form 10-Q
period 2019-09-30
ALTRIA GROUP, INC.
filed 2019-10-31
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☑
At October 22, 2019, there were 1,868,126,510 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$1,604	$1,333
Receivables	165	142
Inventories:
Leaf tobacco	820	940
Other raw materials	201	186
Work in process	598	647
Finished product	569	558
	2,188	2,331
Income taxes	15	167
Other current assets	319	326
Total current assets	4,291	4,299
Property, plant and equipment, at cost	5,009	4,950
Less accumulated depreciation	3,047	3,012
	1,962	1,938
Goodwill	5,262	5,196
Other intangible assets, net	12,688	12,279
Investments in equity securities	27,346	30,496
Other assets	1,364	1,430
Total Assets	$52,913	$55,638

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	September 30, 2019	December 31, 2018
Liabilities
Short-term borrowings	$—	$12,704
Current portion of long-term debt	1,000	1,144
Accounts payable	246	399
Accrued liabilities:
Marketing	554	586
Settlement charges	3,094	3,454
Other	1,195	1,403
Dividends payable	1,573	1,503
Total current liabilities	7,662	21,193
Long-term debt	26,903	11,898
Deferred income taxes	5,240	5,172
Accrued pension costs	352	544
Accrued postretirement health care costs	1,764	1,749
Other liabilities	316	254
Total liabilities	42,237	40,810
Contingencies (Note 13)
Redeemable noncontrolling interest	39	39
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,960	5,961
Earnings reinvested in the business	39,910	43,962
Accumulated other comprehensive losses	(2,402)	(2,547)
Cost of repurchased stock (937,835,860 shares at September 30, 2019 and 931,903,722 shares at December 31, 2018)	(33,858)	(33,524)
Total stockholders’ equity attributable to Altria	10,545	14,787
Noncontrolling interests	92	2
Total stockholders’ equity	10,637	14,789
Total Liabilities and Stockholders’ Equity	$52,913	$55,638
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$19,103	$19,250	$6,856	$6,837
Cost of sales	5,367	5,509	1,915	2,037
Excise taxes on products	4,109	4,409	1,444	1,545
Gross profit	9,627	9,332	3,497	3,255
Marketing, administration and research costs	1,654	1,959	552	700
Asset impairment and exit costs	74	2	1	(2)
Operating income	7,899	7,371	2,944	2,557
Interest and other debt expense, net	989	503	293	159
Net periodic benefit income, excluding service cost	(40)	(37)	(24)	(21)
Earnings from equity investments	(866)	(759)	(333)	(189)
Impairment of JUUL equity securities	4,500	—	4,500	—
Loss on Cronos-related financial instruments	1,327	—	636	—
Loss on ABI/SABMiller business combination	—	33	—	—
Earnings (losses) before income taxes	1,989	7,631	(2,128)	2,608
Provision for income taxes	1,473	1,915	474	664
Net earnings (losses)	516	5,716	(2,602)	1,944
Net (earnings) losses attributable to noncontrolling interests	—	(3)	2	(1)
Net earnings (losses) attributable to Altria	$516	$5,713	$(2,600)	$1,943
Per share data:
Basic and diluted earnings (losses) per share attributable to Altria	$0.27	$3.02	$(1.39)	$1.03
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
Net earnings (losses)	$516	$5,716	$(2,602)	$1,944
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	84	126	26	39
ABI	53	(262)	221	(422)
Currency translation adjustments and other	8	(1)	(3)	1
Other comprehensive earnings (losses), net of deferred income taxes	145	(137)	244	(382)

Comprehensive earnings (losses)	661	5,579	(2,358)	1,562
Comprehensive (earnings) losses attributable to noncontrolling interests	—	(3)	2	(1)
Comprehensive earnings (losses) attributable to Altria	$661	$5,576	$(2,356)	$1,561
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Nine Months Ended September 30, 2019 and 2018
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2018	$935	$5,961	$43,962	$(2,547)	$(33,524)	$2	$14,789
Net earnings (losses) (1)	—	—	516	—	—	(3)	513
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	145	—	—	145
Stock award activity	—	(1)	—	—	12	—	11
Cash dividends declared ($2.44 per share)	—	—	(4,568)	—	—	—	(4,568)
Repurchases of common stock	—	—	—	—	(346)	—	(346)
Issuance of noncontrolling interest in Helix	—	—	—	—	—	88	88
Other	—	—	—	—	—	5	5
Balances, September 30, 2019	$935	$5,960	$39,910	$(2,402)	$(33,858)	$92	$10,637

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2017	$935	$5,952	$42,251	$(1,897)	$(31,864)	$3	$15,380
Net earnings (losses) (1)	—	—	5,713	—	—	—	5,713
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(137)	—	—	(137)
Stock award activity	—	7	—	—	10	—	17
Cash dividends declared ($2.20 per share)	—	—	(4,159)	—	—	—	(4,159)
Repurchases of common stock	—	—	—	—	(1,317)	—	(1,317)
Other	—	—	—	—	—	(1)	(1)
Balances, September 30, 2018	$935	$5,959	$43,805	$(2,034)	$(33,171)	$2	$15,496

(1) Amounts attributable to noncontrolling interests for the nine months ended September 30, 2019 and 2018 exclude net earnings of $3 million due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Three Months Ended September 30, 2019 and 2018
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, June 30, 2019	$935	$5,953	$44,081	$(2,646)	$(33,859)	$2	$14,466
Net earnings (losses) (1)	—	—	(2,600)	—	—	(3)	(2,603)
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	244	—	—	244
Stock award activity	—	7	—	—	1	—	8
Cash dividends declared ($0.84 per share)	—	—	(1,571)	—	—	—	(1,571)
Issuance of noncontrolling interest in Helix	—	—	—	—	—	88	88
Other	—	—	—	—	—	5	5
Balances, September 30, 2019	$935	$5,960	$39,910	$(2,402)	$(33,858)	$92	$10,637

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, June 30, 2018	$935	$5,948	$43,369	$(1,652)	$(32,804)	$2	$15,798
Net earnings (losses) (1)	—	—	1,943	—	—	—	1,943
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(382)	—	—	(382)
Stock award activity	—	11	—	—	—	—	11
Cash dividends declared ($0.80 per share)	—	—	(1,507)	—	—	—	(1,507)
Repurchases of common stock	—	—	—	—	(367)	—	(367)
Balances, September 30, 2018	$935	$5,959	$43,805	$(2,034)	$(33,171)	$2	$15,496

(1) Amounts attributable to noncontrolling interests for the three months ended September 30, 2019 and 2018 exclude net earnings of $1 million due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash Provided by (Used in) Operating Activities
Net earnings (losses)	$516	$5,716
Adjustments to reconcile net earnings (losses) to operating cash flows:
Depreciation and amortization	163	168
Deferred income tax provision (benefit)	(261)	215
Earnings from equity investments	(866)	(759)
Dividends from ABI	221	477
Loss on ABI/SABMiller business combination	—	33
Loss on Cronos-related financial instruments	1,327	—
Impairment of JUUL equity securities	4,500	—
Asset impairment and exit costs, net of cash paid	(33)	(24)
Cash effects of changes:
Receivables	(21)	(45)
Inventories	147	147
Accounts payable	(157)	(79)
Income taxes	174	308
Accrued liabilities and other current assets	(359)	(319)
Accrued settlement charges	(360)	757
Pension plan contributions	(51)	(19)
Pension provisions and postretirement, net	(42)	(19)
Other, net	376	9
Net cash provided by (used in) operating activities	5,274	6,566
Cash Provided by (Used in) Investing Activities
Capital expenditures	(160)	(132)
Investment in Cronos	(1,863)	—
Acquisitions of businesses and assets	(421)	(15)
Other, net	32	10
Net cash provided by (used in) investing activities	$(2,412)	$(137)

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash Provided by (Used in) Financing Activities
Repayment of short-term borrowings	$(12,800)	$—
Long-term debt issued	16,265	—
Long-term debt repaid	(1,144)	—
Repurchases of common stock	(346)	(1,317)
Dividends paid on common stock	(4,498)	(3,909)
Other, net	(127)	(25)
Net cash provided by (used in) financing activities	(2,650)	(5,251)
Cash, cash equivalents and restricted cash:
Increase (decrease)	212	1,178
Balance at beginning of period	1,433	1,314
Balance at end of period	$1,645	$2,492

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported on Altria’s condensed consolidated balance sheets:
	At September 30, 2019	At December 31, 2018
Cash and cash equivalents	$1,604	$1,333
Restricted cash included in other current assets (1)	1	57
Restricted cash included in other assets (1)	40	43
Cash, cash equivalents and restricted cash	$1,645	$1,433
(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 13. Contingencies.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

At September 30, 2019, Altria Group, Inc.’s (“Altria”) wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”), which are engaged in the manufacture and sale of super premium cigarettes and the sale of premium cigars; UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine; and Philip Morris Capital Corporation (“PMCC”), which maintains a portfolio of finance assets, substantially all of which are leveraged leases. In December 2018, Altria refocused its innovative product efforts, which included the discontinuation of production and distribution of all e-vapor products by Nu Mark LLC (“Nu Mark”). Prior to that time, Nu Mark was engaged in the manufacture and sale of innovative tobacco products. Other Altria wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria and its subsidiaries. Altria’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At September 30, 2019, Altria’s principal wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At September 30, 2019, Altria had a 10.1% economic and voting interest in Anheuser-Busch InBev SA/NV (“ABI”), which Altria accounts for under the equity method of accounting using a one-quarter lag. Altria receives cash dividends on its interest in ABI and will continue to do so as long as ABI pays dividends.

During the third quarter of 2019, Helix Innovations LLC (“Helix”), a subsidiary of Altria, acquired Burger Söhne Holding and its subsidiaries as well as certain affiliated companies (the “Burger Group”) that commercialize on! oral nicotine pouches (tobacco-derived nicotine). At closing, Altria indirectly owns an 80% interest in Helix, for which Altria paid $353 million. The financial results of Helix are included in Altria’s condensed consolidated financial statements as part of its smokeless products segment, with the 20% ownership interest in Helix (held by the former shareholders of the Burger Group) included as a noncontrolling interest. The final purchase price allocation, which is subject to post-closing adjustments, will be completed by the third quarter of 2020.

In December 2018, Altria, through a wholly-owned subsidiary, purchased shares of non-voting convertible common stock of JUUL Labs, Inc. (“JUUL”), representing a 35% economic interest for $12.8 billion. JUUL is engaged in the manufacture and sale of e-vapor products globally and is the U.S. leader in e-vapor. If and when antitrust clearance is obtained, Altria’s non-voting shares will automatically convert to voting shares (“Share Conversion”). In April 2019, Altria and JUUL received a request for additional information (commonly referred to as a “second request”) from the U.S. Federal Trade Commission (the “FTC”). As of October 30, 2019, Altria and JUUL have certified substantial compliance with the second request. Based on the timing agreement among Altria, JUUL and the FTC staff, Share Conversion will not occur before the end of the 70th calendar day following certification of substantial compliance by Altria and JUUL unless the FTC completes its review prior to that day. At September 30, 2019, Altria had a 35% economic interest in JUUL, which Altria accounts for as an investment in an equity security. Upon Share Conversion, Altria expects to account for its investment in JUUL under the equity method of accounting. Altria has agreed to non-competition obligations generally requiring that it participate in the e-vapor business only through JUUL as long as Altria is supplying JUUL services, which Altria is committed to doing until at least December 20, 2024.

In March 2019, Altria, through a subsidiary, completed its acquisition of a 45% economic and voting interest in Cronos Group Inc. (“Cronos”), a global cannabinoid company headquartered in Toronto, Canada. At September 30, 2019, Altria had an approximate 45% economic and voting interest in Cronos, which Altria accounts for under the equity method of accounting using a one-quarter lag.

For further discussion of Altria’s investments in equity securities, see Note 5. Investments in Equity Securities.

Dividends and Share Repurchases

During the third quarter of 2019, Altria’s Board of Directors (the “Board of Directors”) approved a 5% increase in the quarterly dividend rate to $0.84 per share of Altria common stock versus the previous rate of $0.80 per share. The current annualized dividend rate is $3.36 per share. Future dividend payments remain subject to the discretion of the Board of Directors.

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

In July 2019, the Board of Directors authorized a new $1.0 billion share repurchase program (the “July 2019 share repurchase program”). As of September 30, 2019, there have been no share repurchases under the July 2019 share repurchase program. Share repurchases under this program depend upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria’s share repurchase activity was as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except per share data)
Total number of shares repurchased	6.4	21.8	—	6.2
Aggregate cost of shares repurchased	$346	$1,317	$—	$367
Average price per share of shares repurchased	$54.36	$60.53	$—	$59.18

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

On January 1, 2019, Altria adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and all related ASU amendments (collectively “ASU No. 2016-02”), which requires entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Altria has elected to apply the guidance retrospectively at the beginning of the period of adoption. As a result, comparative periods prior to adoption will continue to be presented in accordance with prior lease guidance, including disclosures. The impact of the adoption was not material to Altria’s consolidated financial statements. As a result of the adoption, Altria and its subsidiaries, as lessees, recorded right-of-use assets and lease liabilities of $179 million at January 1, 2019 for its leases, which were all operating leases. There was no cumulative effect adjustment to the opening balance of earnings reinvested in the business. Right-of-use assets and lease liabilities on Altria’s condensed consolidated balance sheet at September 30, 2019 were not materially different than the amounts recorded upon adoption of ASU No. 2016-02.

Additionally, in accordance with ASU No. 2016-02, lessor accounting for leveraged leases that commenced before the January 1, 2019 adoption date of ASU No. 2016-02 is unchanged unless there is a change in the scope of, or the consideration for, such leases. As a result, adoption of ASU No. 2016-02 as it relates to PMCC’s leveraged leases had no impact on Altria’s financial statements at the adoption date. During the first nine months of 2019, PMCC had no new leases nor any changes in the scope of or the consideration for its existing leveraged leases.

For a description of issued accounting guidance applicable to, but not yet adopted by, Altria, see Note 15. New Accounting Guidance Not Yet Adopted.

Note 2. Revenues from Contracts with Customers:

Altria disaggregates net revenues based on product type. For further discussion, see Note 10. Segment Reporting.

Altria’s businesses offer cash discounts to customers for prompt payment and calculate cash discounts as a percentage of the list price based on historical experience and agreed-upon payment terms. Altria’s businesses record an allowance for cash discounts, which is included as a contra-asset against receivables on Altria’s condensed consolidated balance sheets. There was no allowance for cash discounts at September 30, 2019 and December 31, 2018, and there were no differences between amounts recorded as an allowance for cash discounts and cash discounts subsequently given to customers.

Altria’s businesses that receive payments in advance of product shipment record such payments as deferred revenue. These payments are included in other accrued liabilities on Altria’s condensed consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue was $229 million and $288 million at September 30, 2019 and December 31, 2018, respectively. When cash is received in advance of product shipment, Altria’s businesses satisfy their performance obligations within three days of receiving payment. At September 30, 2019 and December 31, 2018, there were no differences between amounts recorded as deferred revenue and amounts subsequently recognized as revenue.

Receivables, which primarily reflect sales of wine produced and/or distributed by Ste. Michelle, were $165 million and $142 million at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019 and December 31, 2018, there were no expected differences between amounts recorded and subsequently received, and Altria’s businesses did not record an allowance for doubtful accounts against these receivables.

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

Note 3. Asset Impairment, Exit and Implementation Costs:

Pre-tax asset impairment, exit and implementation costs consisted of the following:

	For the Nine Months Ended September 30, 2019			For the Nine Months Ended September 30, 2018
	Asset Impairment and Exit Costs	Implementation Costs (1)	Total	Asset Impairment and Exit Costs	Implementation Costs (2)	Total
	(in millions)
Smokeable products	$50	$29	$79	$(4)	$1	$(3)
Smokeless products	9	3	12	6	3	9
All other	14	(7)	7	—	—	—
General corporate	1	—	1	—	—	—
Total	74	25	99	2	4	6
Plus amounts included in net periodic benefit income, excluding service cost (3)	12	—	12	—	—	—
Total	$86	$25	$111	$2	$4	$6
(1) Included in cost of sales ($1 million cost reversal) and marketing, administration and research costs ($26 million) in Altria’s condensed consolidated statement of earnings.
(2) Included in cost of sales in Altria’s condensed consolidated statements of earnings.
(3) Represents curtailment costs. See Note 7. Benefit Plans.

	For the Three Months Ended September 30, 2019			For the Three Months Ended September 30, 2018
	Asset Impairment and Exit Costs	Implementation Costs (1)	Total	Asset Impairment and Exit Costs	Implementation Costs (2)	Total
	(in millions)
Smokeable products	$—	$4	$4	$(5)	$(1)	$(6)
Smokeless products	1	—	1	3	—	3
Total	$1	$4	$5	$(2)	$(1)	$(3)

(1) Included in cost of sales ($1 million) and marketing, administration and research costs ($3 million) in Altria’s condensed consolidated statement of earnings.
(2) Included in cost of sales in Altria’s condensed consolidated statements of earnings.

The 2019 pre-tax asset impairment, exit and implementation costs are related to the cost reduction program and the refocus of innovative product efforts discussed below.

The movement in the restructuring liabilities, substantially all of which are severance liabilities, was as follows:

For the Nine Months Ended September 30, 2019
(in millions)
Balances at December 31, 2018	$155
Charges	52
Cash spent	(119)
Balances at September 30, 2019	$88

Cost Reduction Program
In December 2018, Altria announced a cost reduction program that includes, among other things, reducing third-party spending and workforce reductions across the businesses. As a result of the cost reduction program, Altria expects to record total pre-tax restructuring charges of approximately $240 million, which includes employee benefit-related curtailment and settlement costs. Of this amount, Altria incurred pre-tax charges of $121 million in 2018 and expects to record the remainder in 2019. The total estimated charges, substantially all of which will result in cash expenditures, relate primarily to employee separation costs of approximately $210 million and other costs of approximately $30 million. For the nine and three months ended September 30, 2019, total pre-tax asset impairment, exit and implementation costs were $99 million and $5 million, respectively. Total pre-tax charges incurred since the inception of this cost reduction program were $220 million at September 30, 2019. Cash payments related to this cost reduction program of $110 million and $38 million were made during the nine and three months ended September 30, 2019, respectively. There were no cash payments related to this program in 2018.

Refocus of Innovative Product Efforts
During the fourth quarter of 2018, Altria refocused its innovative product efforts, which included Nu Mark’s discontinuation of production and distribution of all e-vapor products. During the nine months ended September 30, 2019, Altria incurred pre-tax charges of $12 million, consisting of asset impairment, exit and implementation costs. During 2018, Altria incurred pre-tax charges of $272 million, consisting of asset impairment and exit costs of $209 million primarily related to the impairment of goodwill and other intangible assets, and other charges of $63 million related to inventory write-offs and accelerated depreciation. The pre-tax charges related to the refocus of innovative product efforts have been substantially completed. The majority of the charges related to these efforts did not result in cash payments.

Note 4. Goodwill and Other Intangible Assets, net

Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(in millions)
Smokeable products	$99	$99	$3,077	$3,037
Smokeless products	5,089	5,023	9,189	8,825
Wine	74	74	238	239
Other	—	—	184	178
Total	$5,262	$5,196	$12,688	$12,279
The change in goodwill relates to the 2019 acquisition of the Burger Group. For additional information, see Note 1. Background and Basis of Presentation.

Other intangible assets consisted of the following:

	September 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Indefinite-lived intangible assets	$11,846	$—	$11,846	$—
Definite-lived intangible assets	1,090	248	654	221
Total other intangible assets	$12,936	$248	$12,500	$221

At September 30, 2019, indefinite-lived intangible assets consist substantially of trademarks from Altria’s 2009 acquisition of UST ($9.0 billion) and 2007 acquisition of Middleton ($2.6 billion). Definite-lived intangible assets, which consist primarily of intellectual property, customer relationships and certain cigarette trademarks, are amortized over a weighted-average period of 19 years. Pre-tax amortization expense for definite-lived intangible assets was $28 million and $30 million for the nine months ended September 30, 2019 and 2018, respectively, and $12 million and $20 million for the three months ended September 30, 2019 and 2018, respectively. Annual amortization expense for each of the next five years is estimated to be approximately $63 million, assuming no additional transactions occur that require the amortization of intangible assets.

The changes in goodwill and net carrying amount of intangible assets were as follows:

	For the Nine Months Ended September 30, 2019		For the Year Ended December 31, 2018
	Goodwill	Other Intangible Assets, net	Goodwill	Other Intangible Assets, net
	(in millions)
Balance at January 1	$5,196	$12,279	$5,307	$12,400
Changes due to:
Acquisitions (1)	66	437	—	15
Asset impairment (2)	—	—	(111)	(98)
Amortization	—	(28)	—	(38)
Balance at End of Period	$5,262	$12,688	$5,196	$12,279
(1) Substantially all of the 2019 changes reflect the acquisition of the Burger Group, which held assets consisting primarily of intellectual property.
(2) Reflects asset impairment of goodwill and other intangible assets, net, related to e-vapor products and the Columbia Crest trademark.

Note 5. Investments in Equity Securities:

Altria’s investments consisted of the following:

	Carrying Amount
	September 30, 2019	December 31, 2018
	(in millions)
ABI	$17,950	$17,696
JUUL	8,305	12,800
Cronos (1)	1,091	—
Total	$27,346	$30,496
(1) Includes investment in Acquired Common Shares ($673 million), the Cronos warrant ($315 million) and the Fixed-price Preemptive Rights ($103 million) as discussed further below.
Earnings from equity investments accounted for under the equity method of accounting consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
ABI	$640	$759	$252	$189
Cronos (1)	226	—	81	—
Total	$866	$759	$333	$189
(1) Represents Altria’s share of Cronos’s earnings, substantially all of which relate to the change in fair value of Cronos’s derivative financial instruments associated with the issuance of additional shares.
Investment in ABI

At September 30, 2019, Altria had a 10.1% economic and voting interest in ABI, consisting of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. Altria accounts for its investment in ABI under the equity method of accounting because Altria has the ability to exercise significant influence over the operating and financial policies of ABI, including having active representation on ABI’s Board of Directors (“ABI Board”) and certain ABI Board committees. Through this representation, Altria participates in ABI policy making processes.

In September 2019, ABI completed its initial public offering of a minority stake of its Asia Pacific subsidiary, Budweiser Brewing Company APAC Limited. Consistent with the one-quarter lag for reporting ABI’s results in Altria’s financial results, in the fourth quarter of 2019, Altria will record the financial statement impact, which has not yet been determined, related to this transaction.

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

The fair value of Altria’s equity investment in ABI at September 30, 2019 and December 31, 2018 was $18.8 billion and $13.1 billion, respectively, compared with its carrying value of $18.0 billion and $17.7 billion, respectively. At September 30, 2019, the fair value of Altria’s equity investment in ABI exceeded its carrying value by 4%. The fair value of Altria’s equity investment in ABI was less than its carrying value by 26% at December 31, 2018. Based on Altria’s evaluation of the factors identified above, Altria concluded that, at December 31, 2018 the decline in fair value of its investment in ABI below its carrying value was temporary and, therefore, did not record any impairment.

Investment in JUUL

In December 2018, Altria, through a wholly-owned subsidiary, purchased shares of JUUL’s non-voting Class C-1 Common Stock for an aggregate price of $12.8 billion, which will convert automatically to shares of voting Class C Common Stock upon antitrust clearance, and for no additional payment a security convertible into additional shares of Class C-1 Common Stock or Class C Common Stock, as applicable, upon settlement or exercise of certain JUUL convertible securities (the “JUUL Transaction”). At September 30, 2019, Altria owned 35% of the issued and outstanding capital stock of JUUL.

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

At September 30, 2019, Altria accounted for its investment in JUUL as an investment in an equity security. Since the JUUL shares do not have a readily determinable fair value, Altria has elected to measure its investment in JUUL at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There have been no upward or downward adjustments to the carrying value of Altria’s investment in JUUL resulting from observable price changes in orderly transactions since the JUUL Transaction through September 30, 2019.

Altria reviews its investment in JUUL for impairment by performing a qualitative assessment of impairment indicators. If a qualitative assessment indicates that Altria’s investment in JUUL may be impaired, a quantitative assessment is performed. If the quantitative assessment indicates the fair value of the investment is less than its carrying value, the investment is written down to its fair value.

Altria performed its qualitative assessment of potential impairment indicators for its investment in JUUL as part of the preparation of its financial statements for the period ended September 30, 2019 and determined that indicators of impairment exist, including recent significant adverse changes in both the e-vapor regulatory environment and the industry in which JUUL operates. While there was no single determinative event or factor, Altria considered in totality the following indicators of impairment: the increased likelihood of a United States Food and Drug Administration compliance policy prohibiting the sale of certain flavored e-vapor products in the U.S. market without a pre-market authorization; various e-vapor bans put in place by certain states and cities in the U.S. and in certain international markets, coupled with the increased potential for additional bans in the future; and the impact of heightened adverse publicity, including recent news reports and public health advisories concerning vaping-related lung injuries and deaths. Given the existence of these indicators, Altria performed a valuation of its investment in JUUL as of September 30, 2019 and determined that the fair value of its investment is $8.3 billion, which is less than its carrying value of $12.8 billion by approximately 35%. As a result, Altria recorded a non-cash pre-tax charge of $4.5 billion reported as impairment of JUUL equity securities in its condensed consolidated statements of earnings for the nine and three months ended September 30, 2019. The impairment charge was due primarily to lower e-vapor volume assumptions in the U.S. and international markets and a delay in achieving margin performance, as compared to the assumptions at the time of the JUUL Transaction. These assumption changes are a result of the factors discussed above.

Altria used an income approach to estimate the fair value of its investment in JUUL. The income approach reflects the discounting of projected future cash flows for the U.S. and international markets at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing projected future cash flows. Projected future cash flows in the U.S. were based on a range of scenarios that consider various potential regulatory and market outcomes.

In determining the fair value of its investment in JUUL, Altria made various judgments, estimates and assumptions, the most significant of which were volume, operating margins, discount rates and perpetual growth rates. Additionally, Altria made significant assumptions regarding the likelihood and extent of various potential regulatory actions and continued adverse public perception impacting the e-vapor category and specifically JUUL, as well as expectations of the future state of the e-vapor category. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy.

Upon Share Conversion, Altria expects to account for its investment in JUUL under the equity method of accounting. See Note 1. Background and Basis of Presentation for a discussion of the status of antitrust clearance.

Investment in Cronos

In March 2019, Altria, through a subsidiary, completed its acquisition of:

▪	149.8 million newly issued common shares of Cronos (“Acquired Common Shares”), which represented a 45% economic and voting interest;

▪
anti-dilution protections to purchase Cronos common shares, exercisable each quarter upon dilution, to maintain its ownership percentage. Certain of the anti-dilution protections provide Altria the ability to purchase additional Cronos common shares at a per share exercise price of CAD $16.25 upon the occurrence of specified events (“Fixed-price Preemptive Rights”). Based on Altria’s assumptions as of September 30, 2019, Altria estimates the Fixed-price Preemptive Rights will allow Altria to purchase up to an additional approximately 37 million common shares of Cronos; and

▪
a warrant providing Altria the ability to purchase up to an additional 10% of common shares of Cronos (approximately 76 million common shares at September 30, 2019) at a per share exercise price of CAD $19.00, which expires on March 8, 2023.

The total purchase price for the Acquired Common Shares, Fixed-price Preemptive Rights and warrant (collectively, “Investment in Cronos”) was CAD $2.4 billion (USD $1.8 billion). Upon full exercise of the Fixed-price Preemptive Rights, to the extent such rights become available, and the warrant, Altria would own a maximum of 55% of the outstanding common shares of Cronos.

In accounting for the acquisition of these assets as of the date of closing, the Fixed-price Preemptive Rights and warrant were recorded at each of their fair values using Black-Scholes option-pricing models, based on the assumptions described in Note 6. Financial Instruments. In addition, a deferred tax liability related to the Fixed-price Preemptive Rights and warrant was recorded. The residual of the purchase price was allocated to the Acquired Common Shares. Accordingly, the CAD $2.4 billion (USD $1.8 billion) purchase price was recorded in USD as follows:

▪	$1.2 billion to the warrant;

▪	$0.5 billion to the Fixed-price Preemptive Rights;

▪	$0.4 billion to the Acquired Common Shares; and

▪	$0.3 billion to a deferred tax liability.

For a discussion of derivatives related to Altria’s Investment in Cronos, including Altria’s accounting for changes in the fair value of these derivatives, see Note 6. Financial Instruments.

At September 30, 2019, Altria had an approximate 45% economic and voting interest in Cronos, which Altria accounts for under the equity method of accounting. Altria reports its share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for Altria to record them in the concurrent period.

Altria nominated four directors, including one director who is independent from Altria, who serve on Cronos’s seven-member Board of Directors.

Note 6. Financial Instruments:

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

At September 30, 2019 and December 31, 2018, Altria had foreign currency contracts with aggregate notional amounts of $1,391 million and $1,226 million, respectively. At September 30, 2019, Altria had foreign currency denominated debt with an aggregate fair value and carrying value of $4,937 million and $4,608 million, respectively. At December 31, 2018, Altria had no foreign currency denominated debt.

Altria’s estimates of the fair values of its foreign currency contracts are determined using valuation models with significant inputs that are readily available in public markets, or can be derived from observable market transactions, and therefore are classified in Level 2 of the fair value hierarchy. An adjustment for credit risk and nonperformance risk is included in the fair values of foreign currency contracts. See Note 11. Debt for a discussion of the fair value hierarchy related to Altria’s debt.

Altria’s Fixed-price Preemptive Rights and warrant related to its investment in Cronos, which is further discussed in Note 5. Investments in Equity Securities, are derivative financial instruments, which are required to be recorded at fair value. The fair values of the Fixed-price Preemptive Rights and warrant are estimated using Black-Scholes option-pricing models, adjusted for unobservable inputs, including probability factors and weighting of expected life, volatility levels and risk-free interest rates (which are classified in Level 3 of the fair value hierarchy) based on the following assumptions at:

	September 30, 2019	March 8, 2019	September 30, 2019	March 8, 2019
	Fixed-price Preemptive Rights		Warrant
Expected life (1)	1.93 years	2.32 years	3.43 years	4 years
Expected volatility (2)	81.55%	93.02%	81.55%	93.02%
Risk-free interest rate (3)(4)	1.61%	1.61%	1.49%	1.67%
Expected dividend yield (5)	—%	—%	—%	—%
(1) Based on the weighted-average expected life of the Fixed-price Preemptive Rights (with a range from approximately 1 year to 7 years at September 30, 2019 and March 8, 2019) and the March 8, 2023 expiration date of the warrant.
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

The following table provides a reconciliation of the beginning and ending balance of the Fixed-price Preemptive Rights and warrant, which are classified in Level 3 of the fair value hierarchy:

(in millions)
Balance at December 31, 2018	$—
Initial investment in Fixed-price Preemptive Rights and warrant	1,736
Exercise of Preemptive Rights	(22)
Pre-tax earnings (losses) recognized in net earnings	(1,296)
Balance at September 30, 2019	$418

Altria elects to record the gross assets and liabilities of derivative financial instruments executed with the same counterparty on its condensed consolidated balance sheets. The fair values of Altria’s derivative financial instruments on a gross basis included on the condensed consolidated balance sheets were as follows:

	Fair Value of Assets			Fair Value of Liabilities
	Balance Sheet Classification	September 30, 2019	December 31, 2018	Balance Sheet Classification	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:	(in millions)
Foreign currency contracts	Other current assets	$69	$37	Other accrued liabilities	$—	$—
Foreign currency contracts	Other assets	17	4	Other liabilities	—	4
Total		$86	$41		$—	$4

Derivatives not designated as hedging instruments:
Cronos warrant	Investments in equity securities	$315	$—
Fixed-price Preemptive Rights	Investments in equity securities	103	—
Total		$418	$—

Total derivatives		$504	$41		$—	$4

Altria records in its condensed consolidated statements of earnings any changes in the fair values of the Fixed-price Preemptive Rights and warrant as gains or losses on Cronos-related financial instruments in the periods in which the changes occur. For the nine months ended September 30, 2019, Altria recognized pre-tax unrealized losses of $1,296 million, consisting of $400 million and $896 million, representing the changes in the fair values of the Fixed-price Preemptive Rights and warrant, respectively. For the three months ended September 30, 2019, Altria recognized pre-tax unrealized losses of $636 million, consisting of $188 million and $448 million, representing the changes in the fair values of the Fixed-price Preemptive Rights and warrant, respectively.

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

Counterparties to Altria’s foreign currency contracts are domestic and international financial institutions. Altria is exposed to potential losses due to non-performance by these counterparties. Altria manages its credit risk by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure Altria has with each counterparty, and monitoring the financial condition of each counterparty. No amounts of collateral were received or posted related to derivative assets and liabilities at September 30, 2019 and December 31, 2018.

Net Investment Hedging

The pre-tax effects of Altria’s net investment hedges on accumulated other comprehensive losses and the condensed consolidated statements of earnings were as follows:

	Gain (Loss) Recognized in Accumulated Other Comprehensive Losses		Gain (Loss) Recognized in Net Earnings (1)		Gain (Loss) Recognized in Accumulated Other Comprehensive Losses		Gain (Loss) Recognized in Net Earnings (1)
	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	(in millions)
Foreign currency contracts	$70	$46	$26	$26	$57	$7	$10	$10
Foreign currency denominated debt	168	—	—	—	200	—	—	—
Total	$238	$46	$26	$26	$257	$7	$10	$10
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

Note 7. Benefit Plans:

Components of Net Periodic Benefit (Income) Cost

Net periodic benefit (income) cost consisted of the following:

	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
	Pension		Postretirement		Pension		Postretirement
	2019	2018	2019	2018	2019	2018	2019	2018
	(in millions)
Service cost	$52	$61	$12	$13	$17	$20	$4	$4
Interest cost	229	207	57	52	77	69	17	15
Expected return on plan assets	(431)	(438)	(11)	(14)	(143)	(146)	(4)	(5)
Amortization:
Net loss	119	168	3	16	39	56	(3)	(1)
Prior service cost (credit)	4	3	(22)	(31)	1	1	(8)	(10)
Curtailment	7	—	5	—	—	—	—	—
Net periodic benefit (income) cost	$(20)	$1	$44	$36	$(9)	$—	$6	$3

Curtailment costs shown in the table above were related to the cost reduction program discussed in Note 3. Asset Impairment, Exit and Implementation Costs.

Employer Contributions

Altria makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. Altria made employer contributions of $51 million to its pension plans during the nine months ended September 30, 2019. Currently, Altria anticipates making additional employer contributions to its pension plans during the remainder of 2019 of up to approximately $10 million, based on current tax law.

Altria did not make any employer contributions to its postretirement plans during the nine months ended September 30, 2019. Currently, Altria anticipates making no employer contributions to its postretirement plans in 2019.

Estimates for current-year contributions to Altria’s pension and postretirement plans may be subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on assets, changes in interest rates or other considerations.

Note 8. Earnings (Losses) Per Share:

Basic and diluted earnings (losses) per share (“EPS”) were calculated using the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net earnings (losses) attributable to Altria	$516	$5,713	$(2,600)	$1,943
Less: Distributed and undistributed earnings attributable to share-based awards	(5)	(7)	(1)	(2)
Earnings (losses) for basic and diluted EPS	$511	$5,706	$(2,601)	$1,941

Weighted-average shares for basic and diluted EPS	1,871	1,891	1,868	1,883

Note 9. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria:

	For the Nine Months Ended September 30, 2019
	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2018	$(2,168)	$(374)		$(5)	$(2,547)

Other comprehensive earnings (losses) before reclassifications	—	108		8	116
Deferred income taxes	—	(28)		—	(28)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	80		8	88

Amounts reclassified to net earnings (losses)	113	(35)		—	78
Deferred income taxes	(29)	8		—	(21)
Amounts reclassified to net earnings (losses), net of deferred income taxes	84	(27)		—	57

Other comprehensive earnings (losses), net of deferred income taxes	84	53	(1)	8	145

Balances, September 30, 2019	$(2,084)	$(321)		$3	$(2,402)

	For the Three Months Ended September 30, 2019
	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, June 30, 2019	$(2,110)	$(542)		$6	$(2,646)

Other comprehensive earnings (losses) before reclassifications	—	290		(5)	285
Deferred income taxes	—	(67)		2	(65)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	223		(3)	220

Amounts reclassified to net earnings (losses)	35	(4)		—	31
Deferred income taxes	(9)	2		—	(7)
Amounts reclassified to net earnings (losses), net of deferred income taxes	26	(2)		—	24

Other comprehensive earnings (losses), net of deferred income taxes	26	221	(1)	(3)	244

Balances, September 30, 2019	$(2,084)	$(321)		$3	$(2,402)

	For the Nine Months Ended September 30, 2018
	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2017	$(1,839)	$(54)		$(4)	$(1,897)

Other comprehensive earnings (losses) before reclassifications	—	(288)		(1)	(289)
Deferred income taxes	—	57		—	57
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(231)		(1)	(232)

Amounts reclassified to net earnings (losses)	168	(41)		—	127
Deferred income taxes	(42)	10		—	(32)
Amounts reclassified to net earnings (losses), net of deferred income taxes	126	(31)		—	95

Other comprehensive earnings (losses), net of deferred income taxes	126	(262)	(1)	(1)	(137)

Balances, September 30, 2018	$(1,713)	$(316)		$(5)	$(2,034)

	For the Three Months Ended September 30, 2018
	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, June 30, 2018	$(1,752)	$106		$(6)	$(1,652)

Other comprehensive earnings (losses) before reclassifications	—	(513)		1	(512)
Deferred income taxes	—	107		—	107
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(406)		1	(405)

Amounts reclassified to net earnings (losses)	50	(21)		—	29
Deferred income taxes	(11)	5		—	(6)
Amounts reclassified to net earnings (losses), net of deferred income taxes	39	(16)		—	23

Other comprehensive earnings (losses), net of deferred income taxes	39	(422)	(1)	1	(382)

Balances, September 30, 2018	$(1,713)	$(316)		$(5)	$(2,034)
(1) Primarily reflects Altria’s share of ABI’s currency translation adjustments and the impact of Altria’s designated net investment hedges. For further discussion of designated net investment hedges, see Note 6. Financial Instruments.

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Benefit Plans: (1)
Net loss	$135	$196	$42	$59
Prior service cost/credit	(22)	(28)	(7)	(9)
	113	168	35	50

ABI (2)	(35)	(41)	(4)	(21)

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings (losses)	$78	$127	$31	$29
(1) Amounts are included in net defined benefit plan costs. For further details, see Note 7. Benefit Plans.
(2) Amounts are primarily included in earnings from equity investments.

Note 10. Segment Reporting:

The products of Altria’s subsidiaries include smokeable tobacco products, consisting of combustible cigarettes manufactured and sold by PM USA and Nat Sherman, machine-made large cigars and pipe tobacco manufactured and sold by Middleton and premium cigars sold by Nat Sherman; smokeless tobacco products, consisting of moist smokeless tobacco and snus products manufactured and sold by USSTC and oral nicotine pouches (tobacco-derived nicotine) sold by Helix; and wine produced and/or distributed by Ste. Michelle. The products and services of these subsidiaries constitute Altria’s reportable segments of smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in all other.

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

Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net revenues:
Smokeable products	$16,837	$16,995	$6,049	$6,035
Smokeless products	1,762	1,690	620	586
Wine	483	489	167	181
All other	21	76	20	35
Net revenues	$19,103	$19,250	$6,856	$6,837
Earnings (losses) before income taxes:
Operating companies income (loss):
Smokeable products	$6,864	$6,516	$2,561	$2,277
Smokeless products	1,195	1,085	417	370
Wine	50	73	16	29
All other	(27)	(121)	8	(38)
Amortization of intangibles	(28)	(30)	(12)	(20)
General corporate expenses	(154)	(152)	(46)	(61)
Corporate asset impairment and exit costs	(1)	—	—	—
Operating income	7,899	7,371	2,944	2,557
Interest and other debt expense, net	(989)	(503)	(293)	(159)
Net periodic benefit income, excluding service cost	40	37	24	21
Earnings from equity investments	866	759	333	189
Impairment of JUUL equity securities	(4,500)	—	(4,500)	—
Loss on Cronos-related financial instruments	(1,327)	—	(636)	—
Loss on ABI/SABMiller business combination	—	(33)	—	—
Earnings (losses) before income taxes	$1,989	$7,631	$(2,128)	$2,608

The comparability of operating companies income for the reportable segments was affected by the following:

Non-Participating Manufacturer (“NPM”) Adjustment Items - For the nine months ended September 30, 2018, pre-tax income of $145 million for NPM adjustment items was recorded by PM USA as a reduction to cost of sales, which increased operating companies income in the smokeable products segment. NPM adjustment items result from the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 13. Contingencies).

Tobacco and Health Litigation Items - Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria’s condensed consolidated statements of earnings as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Smokeable products segment	$43	$94	$3	$10
Smokeless products segment	—	10	—	10
Interest and other debt expense, net	5	15	—	1
Total	$48	$119	$3	$21

The amounts shown in the table above for the smokeable and smokeless products segments were recorded in marketing, administration and research costs. For further discussion, see Note 13. Contingencies.

Asset Impairment, Exit and Implementation Costs - See Note 3. Asset Impairment, Exit and Implementation Costs for a breakdown of these costs by segment.

Note 11. Debt:

Short-term Borrowings and Borrowing Arrangements

At September 30, 2019, Altria had no short-term borrowings. At December 31, 2018, Altria had $12.7 billion of short-term borrowings, net of $96 million of debt issuance costs, under the term loan agreement discussed below.

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

Long-term Debt

During the third quarter of 2019, Altria repaid, in full at maturity, senior unsecured notes in the aggregate principal amount of $1,144 million.

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

The Notes are Altria’s senior unsecured obligations and rank equally in right of payment with all of Altria’s existing and future senior unsecured indebtedness. Upon the occurrence of both (i) a change of control of Altria and (ii) the Notes ceasing to be rated investment grade by each of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services and Fitch Ratings Ltd. within a specified time period, Altria will be required to make an offer to purchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued and unpaid interest to the date of repurchase as and to the extent set forth in the terms of the Notes.

Altria designated its Euro denominated notes as a net investment hedge of its investment in ABI. For further discussion, see Note 6. Financial Instruments.

The obligations of Altria under the Notes are guaranteed by PM USA. For further discussion, see Note 14. Condensed Consolidating Financial Information.

Altria’s estimate of the fair value of its debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria’s total long-term debt at September 30, 2019 and December 31, 2018, was $30.3 billion and $12.5 billion, respectively, as compared with its carrying value of $27.9 billion and $13.0 billion, respectively.

At September 30, 2019 and December 31, 2018, accrued interest on long-term debt of $241 million and $207 million, respectively, was included in other accrued liabilities on Altria’s condensed consolidated balance sheets.

Note 12. Income Taxes:

The income tax rate for the nine and three months ended September 30, 2019 was 74.1% and (22.3)%, respectively, versus 25.1% and 25.5% for the nine and three months ended September 30, 2018, respectively. The changes in the tax rates were due primarily to the following:

▪	a full valuation allowance in 2019 attributable to the tax benefit associated with the impairment of JUUL equity securities as discussed below;

partially offset by:

•	tax benefits of $91 million recorded in 2019 for the reversal of tax accruals no longer required.

The impairment of JUUL equity securities generated a deferred tax asset of $1,040 million that if realized would be characterized as a capital loss. Altria considered all available positive and negative evidence in determining the valuation allowance, including the character of the loss, carryback and carryforward considerations, future reversals of existing temporary differences, and available tax planning strategies. Based on the weight of available evidence, it is more likely than not that the deferred tax asset will not be realized; therefore, Altria recorded a full valuation allowance of $1,040 million against this deferred tax asset. For a discussion regarding the impairment of JUUL equity securities, see Note 5. Investments in Equity Securities.

Altria is subject to income taxation in many jurisdictions. Unrecognized tax benefits reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within the control of Altria. At September 30, 2019, Altria’s total unrecognized tax benefits were $50 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at September 30, 2019 was $43 million, along with $7 million affecting deferred taxes. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $26 million. At December 31, 2018, Altria’s total unrecognized tax benefits were $85 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2018 was $59 million, along with $26 million affecting deferred taxes.

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

Altria and its subsidiaries record provisions in the condensed consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except to the extent discussed elsewhere in this Note 13. Contingencies: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending cases; and (iii) accordingly, management has not provided any amounts in the condensed consolidated financial statements for unfavorable outcomes, if any. Litigation defense costs are expensed as incurred.

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

The table below lists the number of certain tobacco-related cases pending in the U.S. against PM USA and, in some instances, Altria as of October 28, 2019, October 22, 2018 and October 23, 2017:

	October 28, 2019	October 22, 2018	October 23, 2017
Individual Smoking and Health Cases (1)	95	101	87
Smoking and Health Class Actions and Aggregated Claims Litigation (2)	2	2	4
Health Care Cost Recovery Actions (3)	—	1	1
“Lights/Ultra Lights” Class Actions	2	2	4
(1) Includes 21 cases filed in Massachusetts and 38 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Class Action). Also does not include 1,471 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. In March 2018, 923 of these cases were voluntarily dismissed without prejudice.
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
(3) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.

International Tobacco-Related Cases

As of October 28, 2019, PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant. PM USA and Altria are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.

E-vapor Litigation

As of October 28, 2019, Altria and/or PM USA were named as defendants in 12 class action lawsuits and 26 individual lawsuits relating to JUUL e-vapor products. JUUL is also named in these lawsuits.

Tobacco-Related Cases Set for Trial

As of October 28, 2019, three Engle progeny cases are set for trial through December 31, 2019. In addition, there is one individual smoking and health case against PM USA set for trial during this period. Cases against other companies in the tobacco industry may also be scheduled for trial during this period. Trial dates are subject to change.

Trial Results

Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 67 smoking and health, “Lights/Ultra Lights” and health care cost recovery cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 43 of the 67 cases. These 43 cases were tried in Alaska (1), California (7), Connecticut (1), Florida (10), Louisiana (1), Massachusetts (3), Mississippi (1), Missouri (4), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2).

Of the 24 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 20 have reached final resolution, and one case (Gentile) that was initially returned in favor of plaintiff was reversed post-trial and remains pending.

See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of October 28, 2019.

Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation)

After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid in the aggregate judgments and settlements (including related costs and fees) totaling approximately $701 million and interest totaling approximately $214 million as of September 30, 2019. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $309 million and related interest totaling approximately $52 million.

The changes in Altria’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below are as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Accrued liability for tobacco and health litigation items at beginning of period (1)	$112	$106	$13	$107
Pre-tax charges for:
Tobacco and health litigation	43	104	3	20
Related interest costs	5	15	—	1
Payments (1)	(151)	(118)	(7)	(21)
Accrued liability for tobacco and health litigation items at end of period (1)	$9	$107	$9	$107
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

Security for Judgments

To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of September 30, 2019, PM USA has posted appeal bonds totaling approximately $41 million, which have been collateralized with restricted cash that are included in assets on the condensed consolidated balance sheet.

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

Greene: In September 2019, a jury in a Massachusetts state court returned a verdict against PM USA, awarding plaintiffs approximately $10 million in compensatory damages. An additional claim by plaintiffs remains pending.

Laramie: In August 2019, a jury in a Massachusetts state court returned a verdict in favor of plaintiff, awarding $11 million in compensatory damages and $10 million in punitive damages. PM USA’s post-trial motions were denied in October 2019. PM USA has until November 21, 2019 to appeal.

Capone: In December 2018, a jury in a Florida state court returned a verdict in favor of plaintiff, awarding $225,000 in compensatory damages. In the first quarter of 2019, PM USA recorded a provision on its condensed consolidated balance sheet of approximately $325,000 for the judgment and related costs and paid this amount in April 2019, concluding this litigation.

Gentile: In October 2017, a jury in a Florida state court returned a verdict in favor of plaintiff, awarding approximately $7.1 million in compensatory damages and allocating 75% of the fault to PM USA (an amount of approximately $5.3 million). PM USA appealed. In September 2019, the Florida Fourth District Court of Appeal reversed the judgment entered by the trial court, granted PM USA judgment on certain claims and remanded for a new trial on the remaining claims. Plaintiff has filed a motion for rehearing.

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

Pending Engle Progeny Cases

The deadline for filing Engle progeny cases expired in January 2008. As of October 28, 2019, approximately 1,700 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 2,200 state court plaintiffs.  Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the Federal Engle Agreement (discussed below) resolved nearly all Engle progeny cases pending in federal court, as of October 28, 2019, approximately four cases were pending against PM USA in federal court representing the cases excluded from that agreement.

Agreement to Resolve Federal Engle Progeny Cases

In 2015, PM USA, R.J. Reynolds Tobacco Company (“R.J. Reynolds”) and Lorillard Tobacco Company (“Lorillard”) resolved approximately 415 pending federal Engle progeny cases (the “Federal Engle Agreement”). Federal cases that were in trial and those that previously reached final verdict were not included in the Federal Engle Agreement.

Engle Progeny Trial Results

As of October 28, 2019, 133 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Seventy-five verdicts were returned in favor of plaintiffs and seven verdicts (Skolnick, Calloway, McCoy, Gloger, Duignan, Caprio and Oshinsky-Blacker) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending.

Forty-seven verdicts were returned in favor of PM USA, of which 42 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of October 28, 2019. Four verdicts (Pearson, D. Cohen, Collar and Chacon) that were returned in favor of PM USA were subsequently reversed for new trials. Juries in two cases (Reider and Banks) returned zero damages verdicts in favor of PM USA. Juries in two other cases (Weingart and Hancock) returned verdicts against PM USA awarding no damages, but the trial court in each case decided to award plaintiffs damages. One case, Pollari, resulted in a verdict in favor of PM USA following a retrial of an initial verdict returned in favor of plaintiff. Appeals by plaintiff and defendants are pending.

The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists such cases that are pending as of October 28, 2019 where PM USA has recorded a provision in its condensed consolidated financial statements because we have determined that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated; the second chart lists other such cases that are pending as of October 28, 2019 but where an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated; and the third chart lists other such cases that have concluded within the previous 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault (see Engle Progeny Appellate Issues below for a discussion of the Florida Supreme Court’s decision in Schoeff). Further, the damages noted reflect adjustments based on post-trial or appellate rulings.
Currently Pending Engle Cases with Accrued Liabilities (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (All Defendants)	Punitive Damages (PM USA)	Appeal Status	Accrual (1)
Berger (Cote)	September 2014	PM USA	Federal Court - Middle District of Florida	$6 million	$21 million
The Eleventh Circuit Court of Appeals reinstated the punitive and compensatory damages awards and remanded the case to the district court. PM USA’s challenge to the punitive damages award was denied by the district court. PM USA’s appeal to the Eleventh Circuit Court of Appeals is pending.
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

Other Currently Pending Engle Cases with Verdicts Against PM USA (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Appeal Status
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	<$1 million	New trial ordered on punitive damages.
Neff	March 2019	PM USA and R.J. Reynolds	Broward	$4 million	$2 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Frogel	March 2019	PM USA	Palm Beach	<$1 million (<$1 million PM USA)	$0	Appeals by plaintiff and defendant to Fourth District Court of Appeal pending.
Mahfuz	February 2019	PM USA and R.J. Reynolds	Broward	$12 million	$10 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Holliman	February 2019	PM USA	Miami-Dade	$3 million	$0	Defendant’s appeal to Third District Court of Appeal pending.
Chadwell	September 2018	PM USA	Miami-Dade	$2 million	$0	Appeal by defendant to Third District Court of Appeal pending.
Kaplan	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$2 million	Appeals by defendants to Fourth District Court of Appeal pending.
Landi	June 2018	PM USA and R.J. Reynolds	Broward	$8 million	$5 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Theis	May 2018	PM USA and R.J. Reynolds	Sarasota	$7 million	$10 million	Defendants’ appeal to Second District Court of Appeal pending.
Freeman	March 2018	PM USA	Alachua	$4 million	$0	Defendant’s appeal to First District Court of Appeal pending.
R. Douglas	November 2017	PM USA	Duval	<$1 million	$0	Awaiting entry of final judgment by the trial court.
Sommers	April 2017	PM USA	Miami-Dade	$1 million	$0	New trial ordered on punitive damages; appeals by plaintiff and defendant to Third District Court of Appeal pending.
Santoro	March 2017	PM USA, R.J. Reynolds and Liggett Group	Broward	$2 million	$0	Trial court set aside punitive damages award; appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Cooper (Blackwood)	September 2015	PM USA and R.J. Reynolds	Broward	$5 million (<$1 million PM USA)	$0	Fourth District Court of Appeal affirmed judgment and granted a new trial on punitive damages.
McCoy	July 2015	PM USA, R.J. Reynolds and Lorillard	Broward	$2 million (<$1 million PM USA)	$3 million	Fourth District Court of Appeal reversed judgment and ordered a new trial; plaintiff requested review by the Florida Supreme Court.
D. Brown	January 2015	PM USA	Federal Court - Middle District of Florida	$8 million	$9 million	Appeal by defendant to U.S. Court of Appeals for the Eleventh Circuit pending.
Kerrivan	October 2014	PM USA and R.J. Reynolds	Federal Court - Middle District of Florida	$16 million	$16 million	Appeal by defendants to U.S. Court of Appeals for the Eleventh Circuit pending.
Harris	July 2014	PM USA, R.J. Reynolds and Lorillard	Federal Court - Middle District of Florida	$2 million (<$ 1 million PM USA)	$0	Appeals by plaintiff and defendants to U.S. Court of Appeals for the Eleventh Circuit pending.
(1)PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.

Engle Cases Concluded Within Past 12 Months (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Accrual Date	Payment Amount (if any)	Payment Date
Alvarez Del Real	September 2019	PM USA	Miami-Dade	Fourth quarter of 2019	<$1 million	October 2019
Zingaro	May 2019	PM USA and R.J. Reynolds	Broward	Third quarter of 2019	<$1 million	October 2019
Bryant	December 2017	PM USA	Escambia	Second quarter of 2019	<$1 million	July 2019
Wallace	October 2017	PM USA and R.J. Reynolds	Brevard	Second quarter of 2019	$26 million	May 2019
J. Brown	February 2017	PM USA and R.J. Reynolds	Pinellas	First quarter of 2019	$4 million	April 2019
L. Martin	May 2017	PM USA	Miami-Dade	First quarter of 2019	$2 million	April 2019
Danielson	November 2015	PM USA	Escambia	First quarter of 2019	$3 million	March 2019
S. Martin	November 2016	PM USA and R.J. Reynolds	Broward	First quarter of 2019	$5 million	March 2019
Searcy	April 2013	PM USA and R.J. Reynolds	Federal Court - Middle District of Florida	Third quarter of 2018	$2 million	March 2019
Boatright	November 2014	PM USA and Liggett Group	Polk	Second quarter of 2018	$42 million	March 2019
M. Brown	May 2015	PM USA	Duval	Second quarter of 2018	$8 million	March 2019
Jordan	August 2015	PM USA	Duval	Second quarter of 2018	$11 million	March 2019
Pardue	December 2016	PM USA and R.J. Reynolds	Alachua	Second and Third quarters of 2018	$11 million	March 2019
McKeever	February 2015	PM USA	Broward	Fourth quarter of 2017	$21 million	March 2019
Boulter	December 2018	PM USA and R.J. Reynolds	Lee	Fourth quarter of 2018	<$1 million	January 2019
Simon	September 2018	PM USA and R.J. Reynolds	Broward	Fourth quarter of 2018	<$1 million	October 2018

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

In February 2016, in the Sikes case against R.J. Reynolds, the trial court held that Florida’s bond cap statute does not stay the execution of judgment after a case is final in the Florida judicial system and before the defendant files a petition for writ of certiorari with the United States Supreme Court. In April 2016, the District Court of Appeal held that the bond cap applies to the period between a Florida Supreme Court ruling and completion of United States Supreme Court writ of certiorari review. In April 2016, PM USA filed motions in the trial court in two state Engle progeny cases seeking confirmation that the stay on executing the judgment remains in effect through the completion of United States Supreme Court writ of certiorari review or until the time for moving for such review has expired, which the court granted.

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

As of October 28, 2019, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to Altria or its subsidiaries) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the U.S.). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.

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

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain U.S. territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA and R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended September 30, 2019 and 2018, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1.1 billion and $1.2 billion, respectively. For the nine months ended September 30, 2019 and 2018, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $3.2 billion for each period. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.

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

NPM Adjustment Disputes - Settlement with 36 States and Territories and Settlement with New York.

PM USA has entered into two settlements of NPM Adjustment disputes with a total of 37 states and territories, one with 36 states and territories (the “multi-state settlement”) and the other with the State of New York. In the multi-state settlement, PM USA, by the end of October 2017, had settled the NPM Adjustment disputes for 2003-2015 with 26 states in exchange for a total of $740 million. In 2018, there were two principal developments with respect to this settlement. First, PM USA agreed to settle the NPM Adjustment disputes for 2016 and 2017 with the 26 states mentioned above. Second, PM USA settled the NPM Adjustment disputes for 2004-2017 with ten additional states. As a result of these two developments, PM USA will receive approximately $248 million, $68 million of which it received in April 2018 and another $121 million of which it received in April 2019. In connection with these two developments, PM USA recorded a reduction to cost of sales in the amount of $39 million in 2017 and in the amount of $209 million in 2018. In the first quarter of 2019, PM USA also recorded a reduction to cost of sales in the amount of $52 million for its estimate of the 2018 NPM Adjustment settlement credit it expects to receive under the multi-state settlement.

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

▪
2004 and Subsequent NPM Adjustments. PM USA has continued to pursue the NPM Adjustments for 2004 and subsequent years in multi-state arbitrations against the states that did not join either of the settlements discussed above. In September 2019, a New Mexico state appellate court affirmed a trial court’s order compelling New Mexico to arbitrate the 2004 NPM Adjustment claims in the multi-state arbitration with the other states, but the arbitration hearing has not yet been scheduled. The Montana state courts ruled that Montana may litigate its claims in state court, rather than participate in a multi-state arbitration and the PMs have agreed not to contest the applicability of the 2004 NPM Adjustment to Montana.

The hearings in a 2004 multi-state arbitration with all of the states that have not settled other than Montana and New Mexico concluded in July 2019. As of October 28, 2019, no decisions have resulted from the arbitration.

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

In March 2018, PM USA and the State of Minnesota filed pleadings in Minnesota state court asserting claims against R.J. Reynolds and ITG, similar to those made in Florida, and seeking to enforce the Minnesota State Settlement Agreement. In September 2019, the Minnesota court granted the state’s and PM USA’s motions to enforce the agreement against R.J. Reynolds. The Minnesota court concluded, however, that it could not yet resolve the question of ITG’s liability under the

Minnesota State Settlement Agreement; accordingly, the question of ITG’s potential liability under the Minnesota State Settlement Agreement remains open.

In December 2018, PM USA filed a motion in Mississippi state court seeking to enforce the Mississippi State Settlement Agreement against R.J. Reynolds and ITG with respect to the accuracy of certain submissions made by R.J. Reynolds and ITG concerning the calculation of payments relating to the ITG brands.

In January 2019, PM USA and the State of Texas each filed a motion in federal court in the Eastern District of Texas against R.J. Reynolds and ITG seeking to enforce the Texas State Settlement Agreement.

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

The court did not impose monetary penalties on defendants, but ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States public and that misrepresents or suppresses information concerning cigarettes;” (iv) an injunction against conveying any express or implied health message or health descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “light” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to ETS; (vi) the disclosure on defendants’ public document websites and in the Minnesota document repository of all documents produced to the government in the lawsuit or produced in any future court or administrative action concerning smoking and health until 2021, with certain additional requirements as to documents withheld from production under a claim of privilege or confidentiality; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedule as defendants now follow in disclosing such data to the FTC for a period of 10 years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette businesses within the U.S.; and (ix) payment of the government’s costs in bringing the action.

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

“Lights/Ultra Lights” Cases

Overview

Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or its other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes, including Marlboro Lights, Marlboro Ultra Lights, Virginia Slims Lights and Superslims, Merit Lights and Cambridge Lights. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. As of October 28, 2019, a total of two such cases are pending in various U.S. state courts, none of which is active.

State “Lights” Cases Dismissed, Not Certified or Ordered De-Certified

As of October 28, 2019, 21 state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA.

State Trial Court Class Certifications

State trial courts have certified classes against PM USA in several jurisdictions. Over time, all such cases have been dismissed by the courts at the summary judgment stage, were settled by the parties or were resolved in favor of PM USA.

Certain Other Tobacco-Related Litigation

E-vapor Litigation

As of October 28, 2019, Altria and/or PM USA were named as defendants in 12 class action lawsuits relating to JUUL e-vapor products. JUUL is also named in these lawsuits. The theories of recovery include: violation of RICO; fraud; failure to warn; design defect; negligence; and unfair trade practices. Plaintiffs seek various remedies including compensatory and punitive damages and an injunction prohibiting product sales.

Altria and/or PM USA also have been named as defendants in 26 individual lawsuits involving JUUL e-vapor products. JUUL is also named in these lawsuits.

The majority of the individual and class action lawsuits mentioned above were filed in federal court. In October 2019, the United States Judicial Panel on Multidistrict Litigation ordered the coordination or consolidation of these lawsuits in the United States District Court for the Northern District of California for pretrial purposes.

UST Litigation

UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. For example, in July 2016, USSTC and Altria were named as defendants, along with other named defendants, in a case in California (Gwynn).  In August 2018, the parties agreed to settle the Gwynn case and in September 2018, plaintiffs dismissed their claims with prejudice. As of October 28, 2019, there is one case pending against UST.

Shareholder Class Action

In October 2019, Altria, Howard A. Willard III, Altria’s Chairman and Chief Executive Officer, and William F. Gifford, Jr., Altria’s Vice Chairman and Chief Financial Officer, were named as defendants in a putative class action lawsuit filed by a purported Altria shareholder in the United States District Court for the Eastern District of New York. The lawsuit asserts claims under Sections 10(b) and 20(a) and under Rule 10b-5 of the Exchange Act. The claims involve allegedly false and misleading statements and omissions relating to Altria’s investment in JUUL. Plaintiff seeks various remedies, including damages and attorneys’ fees. A response to the lawsuit has not yet been filed.

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria have agreed to indemnify a limited number of third parties in the event of future litigation. At September 30, 2019, Altria and certain of its subsidiaries (i) had $51 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for $27 million of guarantees, consisting of surety bonds, related to their own performance; and (iii) had a redeemable noncontrolling interest of $39 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity.

Under the terms of a distribution agreement between Altria and PMI (the “Distribution Agreement”), entered into as a result of Altria’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria does not have a related liability recorded on its condensed consolidated balance sheet at September 30, 2019 as the fair value of this indemnification is insignificant.

As more fully discussed in Note 14. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under its $3.0 billion senior unsecured 5-year revolving credit agreement (the “Credit Agreement”) and amounts outstanding under its commercial paper program.

Note 14. Condensed Consolidating Financial Information:

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

At September 30, 2019, the respective principal 100% owned subsidiaries of Altria and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

The following sets forth the condensed consolidating balance sheets as of September 30, 2019 and December 31, 2018, condensed consolidating statements of earnings and comprehensive earnings for the nine and three months ended September 30, 2019 and 2018, and condensed consolidating statements of cash flows for nine months ended September 30, 2019 and 2018 for Altria, PM USA and, collectively, Altria’s other subsidiaries that are not guarantors of Altria’s debt instruments (the “Non-Guarantor Subsidiaries”).

The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria and PM USA account for investments in their subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets
September 30, 2019
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$1,541	$—	$63	$—	$1,604
Receivables	—	16	149	—	165
Inventories:
Leaf tobacco	—	466	354	—	820
Other raw materials	—	130	71	—	201
Work in process	—	8	590	—	598
Finished product	—	105	464	—	569
	—	709	1,479	—	2,188
Due from Altria and subsidiaries	85	3,825	1,331	(5,241)	—
Income taxes	47	27	44	(103)	15
Other current assets	83	193	43	—	319
Total current assets	1,756	4,770	3,109	(5,344)	4,291
Property, plant and equipment, at cost	—	2,940	2,069	—	5,009
Less accumulated depreciation	—	2,153	894	—	3,047
	—	787	1,175	—	1,962
Goodwill	—	—	5,262	—	5,262
Other intangible assets, net	—	2	12,686	—	12,688
Investments in equity securities	17,950	—	9,396	—	27,346
Investment in consolidated subsidiaries	23,608	2,861	—	(26,469)	—
Due from Altria and subsidiaries	4,790	—	—	(4,790)	—
Other assets	107	1,031	897	(671)	1,364
Total Assets	$48,211	$9,451	$32,525	$(37,274)	$52,913

Condensed Consolidating Balance Sheets (Continued)
September 30, 2019
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$1,000	$—	$—	$—	$1,000
Accounts payable	1	82	163	—	246
Accrued liabilities:
Marketing	—	481	73	—	554
Settlement charges	—	3,086	8	—	3,094
Other	346	432	520	(103)	1,195
Dividends payable	1,573	—	—	—	1,573
Due to Altria and subsidiaries	4,540	499	202	(5,241)	—
Total current liabilities	7,460	4,580	966	(5,344)	7,662
Long-term debt	26,903	—	—	—	26,903
Deferred income taxes	3,098	—	2,813	(671)	5,240
Accrued pension costs	146	—	206	—	352
Accrued postretirement health care costs	—	1,073	691	—	1,764
Due to Altria and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	59	88	169	—	316
Total liabilities	37,666	5,741	9,635	(10,805)	42,237
Contingencies
Redeemable noncontrolling interest	—	—	39	—	39
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,960	3,310	27,493	(30,803)	5,960
Earnings reinvested in the business	39,910	611	(2,937)	2,326	39,910
Accumulated other comprehensive losses	(2,402)	(211)	(1,806)	2,017	(2,402)
Cost of repurchased stock	(33,858)	—	—	—	(33,858)
Total stockholders’ equity attributable to Altria	10,545	3,710	22,759	(26,469)	10,545
Noncontrolling interests	—	—	92	—	92
Total stockholders’ equity	10,545	3,710	22,851	(26,469)	10,637
Total Liabilities and Stockholders’ Equity	$48,211	$9,451	$32,525	$(37,274)	$52,913

Condensed Consolidating Balance Sheets
December 31, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$1,277	$—	$56	$—	$1,333
Receivables	—	18	124	—	142
Inventories:
Leaf tobacco	—	561	379	—	940
Other raw materials	—	123	63	—	186
Work in process	—	2	645	—	647
Finished product	—	128	430	—	558
	—	814	1,517	—	2,331
Due from Altria and subsidiaries	46	3,828	1,194	(5,068)	—
Income taxes	100	94	—	(27)	167
Other current assets	41	167	118	—	326
Total current assets	1,464	4,921	3,009	(5,095)	4,299
Property, plant and equipment, at cost	—	2,928	2,022	—	4,950
Less accumulated depreciation	—	2,111	901	—	3,012
	—	817	1,121	—	1,938
Goodwill	—	—	5,196	—	5,196
Other intangible assets, net	—	2	12,277	—	12,279
Investments in equity securities	17,696	—	12,800	—	30,496
Investment in consolidated subsidiaries	25,996	2,825	—	(28,821)	—
Due from Altria and subsidiaries	4,790	—	—	(4,790)	—
Other assets	193	955	952	(670)	1,430
Total Assets	$50,139	$9,520	$35,355	$(39,376)	$55,638

Condensed Consolidating Balance Sheets (Continued)
December 31, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Short-term borrowings	$12,704	$—	$—	$—	$12,704
Current portion of long-term debt	1,144	—	—	—	1,144
Accounts payable	1	91	307	—	399
Accrued liabilities:
Marketing	—	483	103	—	586
Settlement charges	—	3,448	6	—	3,454
Other	295	524	611	(27)	1,403
Dividends payable	1,503	—	—	—	1,503
Due to Altria and subsidiaries	4,499	407	162	(5,068)	—
Total current liabilities	20,146	4,953	1,189	(5,095)	21,193
Long-term debt	11,898	—	—	—	11,898
Deferred income taxes	3,010	—	2,832	(670)	5,172
Accrued pension costs	187	—	357	—	544
Accrued postretirement health care costs	—	1,072	677	—	1,749
Due to Altria and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	111	47	96	—	254
Total liabilities	35,352	6,072	9,941	(10,555)	40,810
Contingencies
Redeemable noncontrolling interest	—	—	39	—	39
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,961	3,310	25,047	(28,357)	5,961
Earnings reinvested in the business	43,962	359	2,201	(2,560)	43,962
Accumulated other comprehensive losses	(2,547)	(221)	(1,884)	2,105	(2,547)
Cost of repurchased stock	(33,524)	—	—	—	(33,524)
Total stockholders’ equity attributable to Altria	14,787	3,448	25,373	(28,821)	14,787
Noncontrolling interests	—	—	2	—	2
Total stockholders’ equity	14,787	3,448	25,375	(28,821)	14,789
Total Liabilities and Stockholders’ Equity	$50,139	$9,520	$35,355	$(39,376)	$55,638

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Nine Months Ended September 30, 2019
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$16,140	$2,991	$(28)	$19,103
Cost of sales	—	4,594	801	(28)	5,367
Excise taxes on products	—	3,949	160	—	4,109
Gross profit	—	7,597	2,030	—	9,627
Marketing, administration and research costs	125	1,181	348	—	1,654
Asset impairment and exit costs	1	38	35	—	74
Operating income (expense)	(126)	6,378	1,647	—	7,899
Interest and other debt expense (income), net	892	(64)	161	—	989
Net periodic benefit (income) cost, excluding service cost	1	(32)	(9)	—	(40)
Earnings from equity investments	(640)	—	(226)	—	(866)
Impairment of JUUL equity securities	—	—	4,500	—	4,500
Loss on Cronos-related financial instruments	—	—	1,327	—	1,327
Earnings (losses) before income taxes and equity earnings of subsidiaries	(379)	6,474	(4,106)	—	1,989
Provision (benefit) for income taxes	(180)	1,610	43	—	1,473
Equity earnings of subsidiaries	715	326	—	(1,041)	—
Net earnings (losses)	516	5,190	(4,149)	(1,041)	516
Net (earnings) losses attributable to noncontrolling interests	—	—	—	—	—
Net earnings (losses) attributable to Altria	$516	$5,190	$(4,149)	$(1,041)	$516

Net earnings (losses)	$516	$5,190	$(4,149)	$(1,041)	$516
Other comprehensive earnings (losses), net of deferred income taxes	145	10	78	(88)	145
Comprehensive earnings (losses)	661	5,200	(4,071)	(1,129)	661
Comprehensive (earnings) losses attributable to noncontrolling interests	—	—	—	—	—
Comprehensive earnings (losses) attributable to Altria	$661	$5,200	$(4,071)	$(1,129)	$661

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Nine Months Ended September 30, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$16,339	$2,938	$(27)	$19,250
Cost of sales	—	4,666	870	(27)	5,509
Excise taxes on products	—	4,245	164	—	4,409
Gross profit	—	7,428	1,904	—	9,332
Marketing, administration and research costs	122	1,400	437	—	1,959
Asset impairment and exit costs	—	—	2	—	2
Operating income (expense)	(122)	6,028	1,465	—	7,371
Interest and other debt expense (income), net	378	(37)	162	—	503
Net periodic benefit (income) cost, excluding service cost	3	(33)	(7)	—	(37)
Earnings from equity investments	(759)	—	—	—	(759)
Loss on ABI/SABMiller business combination	33	—	—	—	33
Earnings (losses) before income taxes and equity earnings of subsidiaries	223	6,098	1,310	—	7,631
Provision (benefit) for income taxes	67	1,537	311	—	1,915
Equity earnings of subsidiaries	5,557	310	—	(5,867)	—
Net earnings (losses)	5,713	4,871	999	(5,867)	5,716
Net (earnings) losses attributable to noncontrolling interests	—	—	(3)	—	(3)
Net earnings (losses) attributable to Altria	$5,713	$4,871	$996	$(5,867)	$5,713

Net earnings (losses)	$5,713	$4,871	$999	$(5,867)	$5,716
Other comprehensive earnings (losses), net of deferred income taxes	(137)	10	109	(119)	(137)
Comprehensive earnings (losses)	5,576	4,881	1,108	(5,986)	5,579
Comprehensive (earnings) losses attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive earnings (losses) attributable to Altria	$5,576	$4,881	$1,105	$(5,986)	$5,576

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended September 30, 2019
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,804	$1,062	$(10)	$6,856
Cost of sales	—	1,644	281	(10)	1,915
Excise taxes on products	—	1,391	53	—	1,444
Gross profit	—	2,769	728	—	3,497
Marketing, administration and research costs	41	392	119	—	552
Asset impairment and exit costs	—	—	1	—	1
Operating income (expense)	(41)	2,377	608	—	2,944
Interest and other debt expense (income), net	258	(20)	55	—	293
Net periodic benefit (income) cost, excluding service cost	—	(19)	(5)	—	(24)
Earnings from equity investments	(252)	—	(81)	—	(333)
Impairment of JUUL equity securities	—	—	4,500	—	4,500
Loss on Cronos-related financial instruments	—	—	636	—	636
Earnings (losses) before income taxes and equity earnings of subsidiaries	(47)	2,416	(4,497)	—	(2,128)
Provision (benefit) for income taxes	(93)	590	(23)	—	474
Equity earnings of subsidiaries	(2,646)	117	—	2,529	—
Net earnings (losses)	(2,600)	1,943	(4,474)	2,529	(2,602)
Net (earnings) losses attributable to noncontrolling interests	—	—	2	—	2
Net earnings (losses) attributable to Altria	$(2,600)	$1,943	$(4,472)	$2,529	$(2,600)

Net earnings (losses)	$(2,600)	$1,943	$(4,474)	$2,529	$(2,602)
Other comprehensive earnings (losses), net of deferred income taxes	244	1	20	(21)	244
Comprehensive earnings (losses)	(2,356)	1,944	(4,454)	2,508	(2,358)
Comprehensive (earnings) losses attributable to noncontrolling interests	—	—	2	—	2
Comprehensive earnings (losses) attributable to Altria	$(2,356)	$1,944	$(4,452)	$2,508	$(2,356)

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended September 30, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,811	$1,035	$(9)	$6,837
Cost of sales	—	1,736	310	(9)	2,037
Excise taxes on products	—	1,491	54	—	1,545
Gross profit	—	2,584	671	—	3,255
Marketing, administration and research costs	45	491	164	—	700
Asset impairment and exit costs	—	—	(2)	—	(2)
Operating income (expense)	(45)	2,093	509	—	2,557
Interest and other debt expense (income), net	127	(20)	52	—	159
Net periodic benefit (income) cost, excluding service cost	1	(18)	(4)	—	(21)
Earnings from equity investments	(189)	—	—	—	(189)
Earnings (losses) before income taxes and equity earnings of subsidiaries	16	2,131	461	—	2,608
Provision (benefit) for income taxes	21	539	104	—	664
Equity earnings of subsidiaries	1,948	119	—	(2,067)	—
Net earnings (losses)	1,943	1,711	357	(2,067)	1,944
Net (earnings) losses attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings (losses) attributable to Altria	$1,943	$1,711	$356	$(2,067)	$1,943

Net earnings (losses)	$1,943	$1,711	$357	$(2,067)	$1,944
Other comprehensive earnings (losses), net of deferred income taxes	(382)	2	36	(38)	(382)
Comprehensive earnings (losses)	1,561	1,713	393	(2,105)	1,562
Comprehensive (earnings) losses attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings (losses) attributable to Altria	$1,561	$1,713	$392	$(2,105)	$1,561

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2019
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by (Used In) Operating Activities
Net cash provided by (used in) operating activities	$5,330	$4,862	$1,009	$(5,927)	$5,274
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(26)	(134)	—	(160)
Investment in Cronos	—	—	(1,863)	—	(1,863)
Acquisition of businesses and assets	—	—	(421)	—	(421)
Investment in consolidated subsidiaries	(2,446)	—	—	2,446	—
Other, net	22	1	9	—	32
Net cash provided by (used in) investing activities	(2,424)	(25)	(2,409)	2,446	(2,412)
Cash Provided by (Used in) Financing Activities
Repayment of short-term borrowings	(12,800)	—	—	—	(12,800)
Long-term debt issued	16,265	—	—	—	16,265
Long-term debt repaid	(1,144)	—	—	—	(1,144)
Repurchases of common stock	(346)	—	—	—	(346)
Dividends paid on common stock	(4,498)	—	—	—	(4,498)
Changes in amounts due to/from Altria and subsidiaries	3	42	2,401	(2,446)	—
Cash dividends paid to parent	—	(4,938)	(989)	5,927	—
Other, net	(122)	—	(5)	—	(127)
Net cash provided by (used in) financing activities	(2,642)	(4,896)	1,407	3,481	(2,650)
Cash, cash equivalents and restricted cash (1):
Increase (decrease)	264	(59)	7	—	212
Balance at beginning of period	1,277	100	56	—	1,433
Balance at end of period	$1,541	$41	$63	$—	$1,645
(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 13. Contingencies.

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2018
(in millions of dollars)

	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by (Used In) Operating Activities
Net cash provided by (used in) operating activities	$4,806	$5,801	$1,123	$(5,164)	$6,566
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(33)	(99)	—	(132)
Acquisition of businesses and assets	—	—	(15)	—	(15)
Investment in consolidated subsidiaries	(191)	—	—	191	—
Other, net	8	—	2	—	10
Net cash provided by (used in) investing activities	(183)	(33)	(112)	191	(137)
Cash Provided by (Used in) Financing Activities
Repurchases of common stock	(1,317)	—	—	—	(1,317)
Dividends paid on common stock	(3,909)	—	—	—	(3,909)
Changes in amounts due to/from Altria and subsidiaries	1,767	(1,565)	(11)	(191)	—
Cash dividends paid to parent	—	(4,166)	(998)	5,164	—
Other	(21)	—	(4)	—	(25)
Net cash provided by (used in) financing activities	(3,480)	(5,731)	(1,013)	4,973	(5,251)
Cash, cash equivalents and restricted cash (1):
Increase (decrease)	1,143	37	(2)	—	1,178
Balance at beginning of period	1,203	62	49	—	1,314
Balance at end of period	$2,346	$99	$47	$—	$2,492
(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 13. Contingencies.

Note 15. New Accounting Guidance Not Yet Adopted:

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

Executive Summary

Consolidated Results of Operations for the Nine Months Ended September 30, 2019: The changes in Altria’s net earnings (losses) and diluted earnings (losses) per share (“EPS”) attributable to Altria for the nine months ended September 30, 2019, from the nine months ended September 30, 2018, were due primarily to the following:

	Net Earnings (Losses)	Diluted EPS
	(in millions, except per share data)
For the nine months ended September 30, 2018	$5,713	$3.02

2018 NPM Adjustment Items	(109)	(0.06)
2018 Asset impairment, exit and implementation costs	5	—
2018 Tobacco and health litigation items	89	0.05
2018 ABI-related special items	(122)	(0.06)
2018 Loss on ABI/SABMiller business combination	26	0.01
2018 Tax items	152	0.08
Subtotal 2018 special items	41	0.02

2019 Asset impairment, exit, implementation and acquisition-related costs	(163)	(0.08)
2019 Tobacco and health litigation items	(36)	(0.02)
2019 Impairment of JUUL equity securities	(4,500)	(2.41)
2019 ABI-related special items	(8)	—
2019 Cronos-related special items	(816)	(0.44)
2019 Tax items	56	0.03
Subtotal 2019 special items	(5,467)	(2.92)

Fewer shares outstanding	—	0.03
Change in tax rate	(55)	(0.03)
Operations	284	0.15
For the nine months ended September 30, 2019	$516	$0.27

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the nine months ended September 30, 2019 compared with the prior-year period were due primarily to shares repurchased by Altria under its share repurchase programs.

Change in Tax Rate: The change in tax rate was driven primarily by lower dividends from Anheuser-Busch InBev SA/NV (“ABI”).

Operations: The increase of $284 million in operations shown in the table above was due primarily to the following:

▪	higher income from the smokeable and smokeless products segments;

▪	lower spending as a result of Altria’s decision in 2018 to refocus its innovative product efforts; and

▪	higher earnings from Altria’s equity investment in ABI;
partially offset by:

▪	higher interest and other debt expense, net, due to debt incurred in connection with the Cronos Group Inc. (“Cronos”) and JUUL Labs, Inc. (“JUUL”) transactions.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Results of Operations for the Three Months Ended September 30, 2019: The changes in Altria’s net earnings (losses) and diluted EPS attributable to Altria for the three months ended September 30, 2019, from the three months ended September 30, 2018, were due primarily to the following:

	Net Earnings (Losses)	Diluted EPS
	(in millions, except per share data)
For the three months ended September 30, 2018	$1,943	$1.03

2018 Asset impairment, exit and implementation costs	(2)	—
2018 Tobacco and health litigation items	16	0.01
2018 ABI-related special items	27	0.01
2018 Tax items	57	0.03
Subtotal 2018 special items	98	0.05

2019 Asset impairment, exit, implementation and acquisition-related costs	(5)	—
2019 Tobacco and health litigation items	(2)	—
2019 ABI-related special items	11	0.01
2019 Impairment of JUUL equity securities	(4,500)	(2.41)
2019 Cronos-related special items	(432)	(0.23)
2019 Tax items	97	0.05
Subtotal 2019 special items	(4,831)	(2.58)

Fewer shares outstanding	—	0.01
Change in tax rate	(13)	(0.01)
Operations	203	0.11
For the three months ended September 30, 2019	$(2,600)	$(1.39)

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Fewer Shares Outstanding: Fewer shares outstanding during the three months ended September 30, 2019 compared with the prior-year period were due primarily to shares repurchased by Altria under its share repurchase program.

Change in Tax Rate: The change in tax rate was driven primarily by lower dividends from ABI.

Operations: The increase of $203 million in operations shown in the table above was due primarily to the following:

▪	higher income from the smokeable and smokeless products segments;

▪	lower spending as a result of Altria’s decision in 2018 to refocus its innovative product efforts; and

▪	higher earnings from Altria’s equity investment in ABI;
partially offset by:

▪	higher interest and other debt expense, net, due to debt incurred in connection with the Cronos and JUUL transactions.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2019 Forecasted Results: In September 2019, Altria tightened its 2019 full-year forecast for its 2019 full-year adjusted diluted EPS growth to a range of 5% to 7% over its 2018 full-year adjusted diluted EPS base of $3.99. In October 2019, Altria reaffirmed this forecast. This forecasted growth rate excludes the 2019 forecasted expense items in the second table below. Altria’s 2019 guidance reflects its expectation for a higher full-year adjusted effective tax rate, primarily resulting from lower dividends from ABI; increased interest expense from the debt incurred to fund the Cronos and JUUL transactions; savings from the cost reduction program announced in December 2018, which Altria expects to build through year-end to an annualized level of approximately $575 million; and increased investments related to Philip Morris USA Inc.’s (“PM USA”) lead market plans for launching IQOS. The guidance assumes little-to-no adjusted earnings or cash contributions from the Cronos and JUUL investments. Altria also reaffirmed its expectation for its 2019 full-year adjusted effective tax rate to be in a range of 23.5% to 24.5%.

Reconciliation of 2018 Reported Diluted EPS to 2018 Adjusted Diluted EPS
2018
2018 Reported diluted EPS	$3.68
NPM Adjustment Items	(0.06)
Asset impairment, exit, implementation and acquisition-related costs	0.23
Tobacco and health litigation items	0.05
ABI-related special items	(0.03)
Loss on ABI/SABMiller business combination	0.01
Tax items	0.11
2018 Adjusted diluted EPS	$3.99

Altria’s full-year adjusted diluted EPS guidance and full-year forecast for its adjusted effective tax rate exclude the impact of certain income and expense items that management believes are not part of underlying operations. These items may include, for example, restructuring charges, asset impairment charges, acquisition-related costs, equity investment-related special items, certain tax items, charges associated with tobacco and health litigation items, and resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 13. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 13”)).

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

Expense (Income) Excluded from 2019 Forecasted Adjusted Diluted EPS
2019
Impairment of JUUL equity securities	$2.41
Tobacco and health litigation items	0.02
Asset impairment, exit, implementation and acquisition-related costs	0.09
Cronos-related special items	0.44
Tax items	(0.02)
$2.94

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

Discussion and Analysis

Critical Accounting Policies and Estimates

Altria’s critical accounting policies and estimates are discussed in its Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Except as noted below, there have been no material changes to these critical accounting policies and estimates.

▪
Investment in JUUL: Altria reviews its investment in JUUL for impairment by performing a qualitative assessment of impairment indicators. If a qualitative assessment indicates that Altria’s investment in JUUL may be impaired, a quantitative assessment is performed. If the quantitative assessment indicates the fair value of the investment is less than its carrying value, the investment is written down to its fair value.

Altria performed its qualitative assessment of potential impairment indicators for its investment in JUUL as part of the preparation of its financial statements for the period ended September 30, 2019 and determined that indicators of impairment exist, including recent significant adverse changes in both the e-vapor regulatory environment and the industry in which JUUL operates. Given the existence of these indicators, Altria performed a valuation of its investment in JUUL as of September 30, 2019 and determined that the fair value of its investment is $8.3 billion, which is less than its carrying value of $12.8 billion by approximately 35%. As a result, Altria recorded a non-cash pre-tax charge of $4.5 billion reported as impairment of JUUL equity securities in its condensed consolidated statements of earnings for the nine and three months ended September 30, 2019. The impairment charge was due primarily to lower e-vapor volume assumptions in the U.S. and international markets and a delay in achieving margin performance, as compared to the assumptions at the time of Altria’s investment in JUUL. These assumption changes are a result of the factors discussed above.

Altria used an income approach to estimate the fair value of its investment in JUUL. The income approach reflects the discounting of projected future cash flows for the U.S. and international markets at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing projected future cash flows. Projected future cash flows in the U.S. were based on a range of scenarios that consider various potential regulatory and market outcomes. The discount rates used in performing the valuations ranged from 13.5% to 16.5%.

In determining the fair value of its investment in JUUL, Altria made various judgments, estimates and assumptions, the most significant of which were volume, operating margins, discount rates and perpetual growth rates. The perpetual growth rates used in performing the valuations ranged from (0.5)% to 0.0%. Additionally, Altria made significant assumptions regarding the likelihood and extent of various potential regulatory actions and continued adverse public perception impacting the e-vapor category and specifically JUUL, as well as expectations of the future state of the e-vapor category. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy. Fair value calculations are sensitive to changes in these estimates and assumptions, some of which relate to broader regulatory and macroeconomic conditions outside of JUUL’s control.

Although Altria’s discounted cash flow analysis was based on assumptions that Altria’s management considered reasonable and are based on the best available information at the time that the analysis was developed, there is significant judgment used in determining future cash flows. Altria believes the following factors have the most potential to impact projected future cash flows and, therefore, Altria’s valuation of JUUL: federal, state, local and international regulatory developments; JUUL’s execution of its strategy, including the success of its planned international market expansions; category growth rates; e-vapor-related litigation; consumer preferences and competitive activity.

While Altria’s management believes that the estimated fair value of its investment in JUUL as of September 30, 2019 is appropriate, JUUL’s actual performance in the short term or long term could be significantly different from forecasted performance due to changes in the factors noted in the prior paragraph. One or more such changes could result in additional impairment charges to Altria’s investment in JUUL in future periods. For example, in the event the United States Food and Drug Administration (the “FDA”) issues a compliance policy representing the most restrictive of management’s contemplated regulatory scenarios for e-vapor products, Altria would likely recognize an additional material impairment to its investment in JUUL.

For additional information on Altria’s investment in JUUL and the impairment indicators that Altria considered, see Note 5. Investments in Equity Securities - Investment in JUUL to the condensed consolidated financial statements in Item 1 (“Note 5”).

▪
Investment in ABI: The fair value of Altria’s equity investment in ABI at September 30, 2019 was $18.8 billion, which exceeded its carrying value of $18.0 billion by 5%. At October 28, 2019, the fair value of Altria’s investment was approximately $16.0 billion, which is lower than its carrying value by 11%. Based on the factors used to determine potential impairment in its investment in ABI as discussed in Note 5, Altria continues to believe that the decline in the fair value is temporary.

If Altria were to conclude that the decline in fair value is other than temporary, Altria would determine and recognize, in the period identified, the impairment of its investment in ABI, which could result in a material adverse effect on Altria’s consolidated financial position or earnings.

Consolidated Operating Results

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net revenues:
Smokeable products	$16,837	$16,995	$6,049	$6,035
Smokeless products	1,762	1,690	620	586
Wine	483	489	167	181
All other	21	76	20	35
Net revenues	$19,103	$19,250	$6,856	$6,837

Excise taxes on products:
Smokeable products	$3,998	$4,294	$1,406	$1,505
Smokeless products	96	100	33	34
Wine	15	15	5	6
Excise taxes on products	$4,109	$4,409	$1,444	$1,545

Operating income:
Operating companies income (loss):
Smokeable products	$6,864	$6,516	$2,561	$2,277
Smokeless products	1,195	1,085	417	370
Wine	50	73	16	29
All other	(27)	(121)	8	(38)
Amortization of intangibles	(28)	(30)	(12)	(20)
General corporate expenses	(154)	(152)	(46)	(61)
Corporate asset impairment and exit costs	(1)	—	—	—
Operating income	$7,899	$7,371	$2,944	$2,557

As discussed further in Note 10. Segment Reporting to the condensed consolidated financial statements in Item 1 (“Note 10”), the CODM reviews operating companies income to evaluate the performance of, and allocate resources to, the segments. Operating companies income for the segments is defined as operating income before general corporate expenses and amortization of intangibles. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

The following events that occurred during the nine and three months ended September 30, 2019 and 2018 affected the comparability of statement of earnings amounts:

▪
NPM Adjustment Items: For a discussion of NPM Adjustment Items and a breakdown of these items by segment, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 13 and NPM Adjustment Items in Note 10, respectively.

▪
Tobacco and Health Litigation Items: For a discussion of tobacco and health litigation items and a breakdown of these costs by segment, see Note 13 and Tobacco and Health Litigation Items in Note 10, respectively.

▪
Asset Impairment, Exit, Implementation and Acquisition-Related Costs: Pre-tax asset impairment, exit, implementation and acquisition-related costs were $215 million and $11 million for the nine and three months ended September 30, 2019, respectively.

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

For the nine and three months ended September 30, 2019, Altria incurred pre-tax acquisition-related costs of $104 million and $6 million, respectively, associated primarily with its investments in JUUL and Cronos. Substantially all of these costs were for the write-off of debt issuance costs related to Altria’s short-term borrowings under the term loan agreement that Altria entered into in connection with its investments in JUUL and Cronos.

▪
Impairment of JUUL equity securities: For the nine and three months ended September 30, 2019, Altria recorded a non-cash pre-tax impairment charge of $4,500 million reported as impairment of JUUL equity securities in its condensed consolidated statements of earnings. A full tax valuation allowance was recorded in 2019 attributable to the tax benefit associated with the impairment charge. For further discussion, see Note 5 and Note 12. Income Taxes to the condensed consolidated financial statements in Item 1 (“Note 12”).

▪
ABI-Related Special Items: Altria’s earnings from its equity investment in ABI for the nine months ended September 30, 2018 included net pre-tax income of $154 million, consisting primarily of Altria’s share of the estimated effect of the 2017 Tax Cuts and Jobs Act on ABI and gains related to ABI’s merger and acquisition activities, partially offset by Altria’s share of ABI’s mark-to-market losses on ABI’s derivative financial instruments used to hedge certain share commitments.

▪	Cronos-Related Special Items: For the nine and three months ended September 30, 2019, Altria recorded net pre-tax losses of $1,093 million and $549 million, respectively, consisting of the following:

	For the Nine Months Ended September 30, 2019	For the Three Months Ended September 30, 2019
	(in millions)
Loss on Cronos-related financial instruments(1)	$1,327	$636
Earnings from Equity Investments(2)	(234)	(87)
Total Cronos-related special items - (Income) Expense	$1,093	$549
(1) Represents unrealized mark-to-market losses, substantially all of which related to the warrant and certain anti-dilution protections (the “Fixed-price Preemptive Rights”) acquired in the Cronos transaction.
(2) Substantially all of these amounts represent Altria’s share of Cronos’s mark-to-market gains on Cronos’s derivative financial instruments associated with the issuance of additional shares.

For further discussion, see Note 6. Financial Instruments to the condensed consolidated financial statements in Item 1.

▪
Tax Items: Tax items for the nine and three months ended September 30, 2019 included net tax benefits of $56 million and $97 million, respectively, due primarily to tax benefits of $91 million for the reversal of tax accruals no longer required and $30 million for the release of a valuation allowance on Altria’s equity investment in Cronos, partially offset by tax expense of $63 million and $21 million, respectively, for a tax basis adjustment to Altria’s equity investment in ABI.

Tax items for the nine months ended September 30, 2018 included net tax expense of $152 million, due primarily to tax expense of $122 million for a tax basis adjustment to Altria’s equity investment in ABI and tax expense of $51 million for a valuation allowance on foreign tax credit carryforwards that are not realizable, partially offset by tax benefits of $22 million related to prior audit years. Tax items for the three months ended September 30, 2018 included tax expense of $57 million due to tax expense of $40 million for a tax basis adjustment to Altria’s equity investment in ABI and tax expense of $17 million for a valuation allowance on foreign tax credit carryforwards that are not realizable.

Consolidated Results of Operations for the Nine Months Ended September 30, 2019 versus the Nine Months Ended September 30, 2018

Net revenues, which include excise taxes billed to customers, decreased $147 million (0.8%), due primarily to lower net revenues in the smokeable products segment.

Cost of sales decreased $142 million (2.6%), due primarily to lower shipment volume in the smokeable products segment, mostly offset by favorable NPM Adjustment Items in 2018.

Excise taxes on products decreased $300 million (6.8%), due to lower smokeable products shipment volume.

Marketing, administration and research costs decreased $305 million (15.6%), due primarily to lower spending as a result of the cost reduction program and Altria’s decision in 2018 to refocus its innovative product efforts, and lower tobacco and health litigation items.

Operating income increased $528 million (7.2%), due primarily to higher operating results from the smokeable and smokeless products segments and lower spending as a result of Altria’s decision in 2018 to refocus its innovative product efforts.

Interest and other debt expense, net, increased $486 million (96.6%), due primarily to higher interest costs and debt issuance costs for borrowings associated with the Cronos and JUUL transactions.

Earnings from Altria’s equity investments, which increased $107 million (14.1%), were positively impacted by special items related to Altria’s equity investment in Cronos, partially offset by lower earnings from Altria’s investment in ABI (which were negatively impacted by special items for ABI).

Altria’s income tax rate increased 49.0 percentage points to 74.1%, due primarily to a valuation allowance recorded in 2019 attributable to the impairment of JUUL equity securities. For further discussion, see Note 12.

Net earnings (loss) attributable to Altria of $516 million decreased $5,197 million (91.0%), due primarily to the 2019 impairment of JUUL equity securities, 2019 loss on Cronos-related financial instruments, higher interest and other debt expense, net, partially offset by higher operating income, lower income taxes and higher earnings from Altria’s equity investments. Diluted and basic EPS attributable to Altria of $0.27, each decreased by 91.1%, due to lower net earnings attributable to Altria, partially offset by fewer shares outstanding.

Consolidated Results of Operations for the Three Months Ended September 30, 2019 versus the Three Months Ended September 30, 2018

Net revenues, which include excise taxes billed to customers, increased $19 million (0.3%), due primarily to higher net revenues in the smokeless products segment.

Cost of sales decreased $122 million (6.0%), due primarily to lower shipment volume in the smokeable products segment and lower costs as a result of Altria’s decision in 2018 to refocus its innovative product efforts.

Excise taxes on products decreased $101 million (6.5%), due to lower smokeable products shipment volume.

Marketing, administration and research costs decreased $148 million (21.1%), due primarily to lower spending as a result of the cost reduction program and Altria’s decision in 2018 to refocus its innovative product efforts, and lower tobacco and health litigation items.

Operating income increased $387 million (15.1%), due primarily to higher operating results from the smokeable and smokeless products segments and lower spending as a result of Altria’s decision in 2018 to refocus its innovative product efforts.

Interest and other debt expense, net, increased $134 million (84.3%), due primarily to higher interest costs for borrowings associated with the Cronos and JUUL transactions.

Earnings from Altria’s equity investments, which increased $144 million (76.2%), were positively impacted by special items related to Altria’s equity investments in ABI and Cronos.

Altria’s income tax rate decreased 47.8 percentage points to (22.3%), due primarily to a valuation allowance recorded in 2019 attributable to the impairment of JUUL equity securities. For further discussion, see Note 12.
Net earnings (loss) attributable to Altria of ($2,600) million decreased $4,543 million (100.0%+), due primarily to the 2019 impairment of JUUL equity securities, 2019 loss on Cronos-related financial instruments and higher interest and other debt expense, partially offset by higher operating income, lower income taxes and higher earnings from Altria’s equity investments.

Diluted and basic EPS attributable to Altria of ($1.39), each decreased by 100.0%+, due to lower net earnings attributable to Altria.

Operating Results by Business Segment

Tobacco Space

Business Environment

Summary

The U.S. tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of Altria’s tobacco subsidiaries and investees and Altria’s consolidated results of operations, cash flows or financial position. These challenges, some of which are discussed in more detail below, in Note 13, in Cautionary Factors That May Affect Future Results and in Part II, Item 1A., Risk Factors of this Form 10-Q (“Item 1A”), include:

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

▪
restrictions on the sale of certain tobacco products, the sale of tobacco products by certain retail establishments, the sale of certain tobacco products with certain characterizing flavors and the sale of tobacco products in certain package sizes;

▪	additional restrictions on the advertising and promotion of tobacco products;

▪	other actual and proposed tobacco product legislation and regulation; and

▪	governmental investigations;

▪	the diminishing prevalence of cigarette smoking;

▪	increased efforts by tobacco control advocates and other private sector entities (including retail establishments) to further restrict the availability and use of tobacco products;

▪
changes in adult tobacco consumer purchase behavior, which is influenced by various factors such as economic conditions, excise taxes and price gap relationships, may result in adult tobacco consumers switching to discount products or other lower priced tobacco products;

▪
the highly competitive nature of the tobacco categories in which Altria’s tobacco subsidiaries operate, including competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation;

▪	illicit trade in tobacco products; and

▪	potential adverse changes in prices, availability and quality of tobacco, other raw materials and component parts.

In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria’s tobacco subsidiaries. Altria’s tobacco subsidiaries believe that a significant number of adult tobacco consumers switch among tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products and oral tobacco-derived nicotine (“TDN”) products, including oral TDN pouch products. The e-vapor category has experienced significant growth in recent years, and the number of adults who exclusively use e-vapor products also has increased, which along with growth in oral TDN pouch products, has negatively impacted consumption levels and sales volume of cigarettes and smokeless tobacco(1). While the continued growth in the e-vapor category may be negatively impacted by legislative and regulatory activities discussed below, as well as recent news reports and public health advisories concerning vaping-related lung injuries and deaths, at this time Altria anticipates that the U.S. cigarette industry volume decline rate will exceed the recent historical long-term decline rate of 3% - 4%. Altria estimates that the U.S. cigarette industry volume decline rate for 2019 will be 5% - 6%. Based on the accelerated adult smoker movement across categories and strong national momentum behind raising
___________________________
(1) “Smokeless tobacco,” as used in this section of this Form 10-Q, refers to smokeless tobacco products first regulated by the FDA in 2009. It excludes oral TDN products, which were first regulated by the FDA in 2016.

the legal age to purchase tobacco products to 21, as discussed below under Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products, Altria estimates that the compounded U.S. annual cigarette industry volume average decline rate through 2023 will be 4% - 6%. We will continue to evaluate this estimated decline rate as we learn more about adult tobacco consumer response to regulatory and legislative actions impacting the e-vapor category and health-related concerns. Altria and its tobacco subsidiaries believe the innovative tobacco product categories will continue to be dynamic as adult tobacco consumers explore a variety of tobacco product options and as the regulatory environment for these innovative tobacco products evolves.

Altria and its tobacco subsidiaries work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the U.S. through innovation and adjacency growth strategies (including, where appropriate, arrangements with, or investments in, third parties).

FSPTCA and FDA Regulation

The Regulatory Framework

The FSPTCA expressly establishes certain restrictions and prohibitions on our tobacco businesses and authorizes or requires further FDA action. Under the FSPTCA, the FDA has broad authority to (1) regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of tobacco products; (2) require disclosures of related information; and (3) enforce the FSPTCA and related regulations. The FSPTCA applies to cigarettes, cigarette tobacco and smokeless tobacco products, and more recently, to all other tobacco products, including cigars, e-vapor products, pipe tobacco and oral TDN products (collectively, “Other Tobacco Products”). See FDA Regulatory Actions - Deeming Regulations below.

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

Pre-Market Review Pathways for Tobacco Products, Including Substantial Equivalence

The FSPTCA permits the continued sale of tobacco products that were commercially marketed as of February 15, 2007, and for which no modifications have been made to the products since that date (“Grandfathered Products”). For new and modified tobacco products, however, the FSPTCA imposes restrictions on marketing, requiring FDA review and authorization before marketing a new or modified product. Specifically, cigarettes, cigarette tobacco and smokeless tobacco products modified or first introduced into the market after March 22, 2011, and Other Tobacco Products modified or first introduced into the market after August 8, 2016, are subject to new tobacco product application and pre-market review and authorization requirements unless a manufacturer can demonstrate they are “substantially equivalent” to products commercially marketed as of February 15, 2007. The FDA could deny any such new tobacco product application or determine lack of substantial equivalence, thereby preventing the distribution and sale of any product affected by such denial.

For cigarettes, cigarette tobacco and smokeless tobacco products modified or first introduced into the market between February 15, 2007 and March 22, 2011 (“Provisional Products”) for which a manufacturer submitted substantial equivalence reports, the FDA may determine that such products are not “substantially equivalent” to products commercially marketed as of February 15, 2007. In such cases, the FDA could require the removal of such products from the marketplace (see FDA Regulatory Actions - Substantial Equivalence and Other New Product Processes/Pathways - Cigarettes and Smokeless Tobacco Products below).

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

FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation

In July 2017, the FDA announced a comprehensive plan for tobacco and nicotine regulation designed to strike a balance between regulation and encouraging the development of innovative tobacco products that may be less risky than cigarettes. Since then, the FDA has issued additional information about its comprehensive plan in response to concerns associated with the rise in the use of e-vapor products by youth, and the potential youth appeal of flavored tobacco products. The FDA said it is monitoring youth tobacco usage rates, particularly e-vapor product use, and that it may exercise its regulatory authority by implementing measures designed to decrease youth tobacco use, potentially including the removal of certain e-vapor products from the market.

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

▪	taking actions to restrict youth access to e-vapor products;

▪	establishing content requirements for “new tobacco product” and “modified risk tobacco product” applications;

▪	reconsidering the FDA review processes of substantial equivalence reports for Provisional Products and establishing review processes for e-vapor new product applications; and

▪	revisiting the timelines (previously extended by the FDA) to submit applications for certain flavored cigar and e-vapor products.

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

The implementation of the FSPTCA and related regulations and guidance also may have an impact on enforcement efforts by U.S. states, territories and localities of their laws and regulations as well as of the State Settlement Agreements discussed below

(see State Settlement Agreements below).  Such enforcement efforts may adversely affect the ability of Altria’s tobacco subsidiaries and investees to market and sell regulated tobacco products in those states, territories and localities.

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

The failure to comply with FDA regulatory requirements, even inadvertently, and FDA enforcement actions could also have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting the value of Altria’s investment in JUUL.

The FSPTCA imposes user fees on cigarette, cigarette tobacco, smokeless tobacco, cigar and pipe tobacco manufacturers and importers to pay for the cost of regulation and other matters. The FSPTCA does not impose user fees on e-vapor or oral TDN product manufacturers. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation and then among manufacturers and importers within each respective category based on their relative market shares, all as prescribed by the statute and FDA regulations. Payments for user fees are adjusted for several factors, including inflation, market share and industry volume. For a discussion of the impact of the FDA user fee payments on Altria, see Financial Review - Debt and Liquidity - Payments Under State Settlement Agreements and FDA Regulation below. In addition, compliance with the FSPTCA’s regulatory requirements has resulted and will continue to result in additional costs for Altria’s tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter or year to date period but could become material, either individually or in the aggregate, to one or more of Altria’s tobacco subsidiaries.

Investigation and Enforcement

The FDA has a number of investigatory and enforcement tools available to it, including document requests and other required information submissions, facility inspections, examinations and investigations, injunction proceedings, monetary penalties, product withdrawal and recall orders, and product seizures. The use of any of these investigatory or enforcement tools by the FDA could result in significant costs or otherwise have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting the value of Altria’s investment in JUUL.

Final Tobacco Marketing Rule

As required by the FSPTCA, the FDA re-promulgated in March 2010 a wide range of advertising and promotion restrictions in substantially the same form as regulations that were previously adopted in 1996 (but never imposed on tobacco manufacturers due to a United States Supreme Court ruling) (the “Final Tobacco Marketing Rule”). The May 2016 amendments to the Final Tobacco Marketing Rule (instituted as part of the FDA’s deeming regulations) apply certain provisions to certain “covered tobacco products,” which include cigars, e-vapor products containing nicotine or other tobacco derivatives, pipe tobacco and oral TDN products, but do not include any component or part that is not made or derived from tobacco. The Final Tobacco Marketing Rule as so amended:

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

In March 2019, in a case filed by the American Academy of Pediatrics and other plaintiffs, a federal district court in Massachusetts ordered the FDA to propose a new rule relating to graphic health warnings by August 2019, and to submit the final version of the rule for publication by March 2020. In May 2019, the FDA appealed the district court’s order to the United States Court of Appeals for the First Circuit. The appeal is currently stayed pending the FDA’s timely issuance of a final rule on graphic health warnings. In August 2019, the FDA proposed a new graphic warnings rule, which is subject to public comment. PM USA and Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”) have filed comments with the FDA.

Substantial Equivalence and Other New Product Processes/Pathways

▪	Cigarettes and Smokeless Tobacco Products

In general, in order to continue marketing Provisional Products, manufacturers of such products were required to send to the FDA a report demonstrating substantial equivalence by March 22, 2011 for the FDA to determine if such tobacco products are “substantially equivalent” to products commercially available as of February 15, 2007.  Most cigarette and smokeless tobacco products currently marketed by PM USA and U.S. Smokeless Tobacco Company LLC (“USSTC”) are Provisional Products, as are some of the products currently marketed by Nat Sherman. Altria’s subsidiaries submitted timely substantial equivalence reports for these Provisional Products and can continue marketing these products unless the FDA makes a determination that a specific Provisional Product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products from the marketplace.

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

While Altria’s cigarette and smokeless tobacco subsidiaries believe all of their current products meet the statutory requirements of the FSPTCA, they cannot predict whether, when or how the FDA ultimately will apply its guidance to their various respective substantial equivalence reports or seek to enforce the law and regulations.

▪	Other Tobacco Products

The FDA has said that it will permit manufacturers to continue marketing Other Tobacco Products modified or introduced into the market for the first time between February 15, 2007 and August 8, 2016, until the FDA renders decisions on the applicable substantial equivalence reports and new tobacco product applications. Previously, the deadlines to file all substantial equivalence reports and new tobacco product applications for combustible Other Tobacco Products, such as cigars and pipe tobacco, and for non-combustible Other Tobacco Products, such as e-vapor and oral TDN products, were at various points in 2018. The FDA extended these deadlines to August 8, 2021 for combustible Other Tobacco Products and August 8, 2022 for non-combustible Other Tobacco Products through guidance rather than by providing notice and allowing for public comment. In May 2019, in a lawsuit filed by the American Academy of Pediatrics, among other plaintiffs, a federal court in Maryland found that the FDA’s failure to engage in the notice and comment process violated the Administrative Procedures Act. In July 2019, the court ordered that: (1) the FDA require that for Other Tobacco Products on the market as of August 8, 2016, applications must be filed with the FDA by May 11, 2020; (2) at the FDA’s discretion, Other Tobacco Products for which applications are not timely filed will be subject to FDA enforcement action; (3) applications for Other Tobacco Products that are timely filed can remain on the market during FDA review without being subject to FDA enforcement action for up to one year from the date of the application; and (4) on a case-by-case basis, the FDA can exempt Other Tobacco Products from filing requirements for good cause. In October 2019, the FDA appealed the court’s ruling to the United States Court of Appeals for the Fourth Circuit. Failure to meet the May 2020 deadline or to ultimately obtain market authorization from the FDA following proper submission could result in Other Tobacco Products being removed from the market.

John Middleton Co. (“Middleton”) has received market authorizations from the FDA that cover a significant portion of its cigar product volume, and has filed substantial equivalence reports with the FDA that cover nearly all of its remaining cigar product volume. Middleton continues to prepare and file substantial equivalence reports with the FDA.

Because of the limited number of e-vapor and oral TDN products on the market as of February 15, 2007, e-vapor manufacturers and oral TDN manufacturers, including JUUL and Helix Innovations LLC, may not be able to file substantial equivalence reports with the FDA on e-vapor or oral TDN products that were on the market as of August 8, 2016. In such cases, the manufacturer would have to file new tobacco product applications which, among other things, demonstrate that the marketing of the products would be appropriate for the protection of the public health.

In June 2019, the FDA issued guidance on the content of new tobacco product applications for e-vapor products and, in September 2019, the FDA issued a proposed rule in which it set forth proposed requirements for content, format and FDA’s procedures for reviewing such applications. That proposed rule is subject to public comment. If JUUL is unable to meet the May 2020 deadline set by the court in the American Academy of Pediatrics lawsuit discussed above or if JUUL’s new tobacco product applications are timely filed but subsequently denied, it could adversely affect the value of Altria’s investment in JUUL and have a material adverse effect on Altria’s consolidated financial position or earnings.

▪	All Tobacco Products

In March 2019, the FDA issued a proposed rule that would, if finalized, require for all tobacco products, that all substantial equivalence reports filed after the effective date of the final rule meet certain content and format requirements. Such requirements would not apply to substantial equivalence reports for Provisional Products or to any substantial equivalence report submitted to the FDA before this proposed rule becomes final. Various products marketed by Altria’s tobacco subsidiaries may fall within the scope of this proposed rule if finalized.

It is not possible to predict how long reviews by the FDA of substantial equivalence reports or new tobacco product applications for any tobacco product will take. A “not substantially equivalent” determination or denial of a new tobacco product application on one or more products could have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting the value of Altria’s investment in JUUL.

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

In March 2019, the FDA issued draft guidance (the “March 2019 Draft Guidance”) further reflecting, among other things, its concerns about youth e-vapor use. This guidance:

▪
proposes a potential revision to its compliance policy for flavored e-vapor products (other than tobacco, mint and menthol flavors) that would shorten the deadline for filing pre-market applications and impose restrictions on sales of such tobacco products at in-person locations and online in order to reduce underage access;

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

The March 2019 Draft Guidance was subject to public comment, the period for which closed in April 2019. The FDA could issue final guidance at any time. In September 2019, the United States Department of Health and Human Services announced that the FDA’s compliance policy for flavored e-vapor products will be broader than that announced in the March 2019 Draft Guidance by including both mint and menthol flavored e-vapor products as the subject of any FDA enforcement. However, until the FDA issues its compliance policy, the scope of the products impacted by the policy remains uncertain. In the March 2019 Draft Guidance, the FDA stated that 30 days after issuing final guidance, it will begin taking enforcement action against those failing to comply with such guidance. FDA enforcement action could result in tobacco products that are subject to such action being removed from the market. See FDA Regulatory Actions - Potential Product Standards below for further discussion. If FDA enforcement action is taken against JUUL e-vapor products, and a significant number of JUUL e-vapor products are removed from the market, it could adversely affect the value of Altria’s investment in JUUL and have a material adverse effect on Altria’s consolidated financial position or earnings.

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

▪	Flavors in tobacco products

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

Altria’s tobacco subsidiaries submitted public comments in response to the ANPRM regarding flavors in tobacco products in July 2018, and to the March 2019 Draft Guidance in April 2019. This ANPRM process, the March 2019 Draft Guidance or any proposed rule may ultimately lead to the FDA banning characterizing flavors in all tobacco products. If such regulations were to become final and upheld in the courts, it could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting the value of Altria’s investment in JUUL.

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

Federal, state and local cigarette excise taxes have increased substantially over the past decade, far outpacing the rate of inflation. Between the end of 1998 and October 28, 2019, the weighted-average state cigarette excise tax increased from $0.36 to $1.82 per pack. As of October 28, 2019, only two states, New Mexico and Illinois, have increased cigarette excise taxes in 2019, but various increases are under consideration or have been proposed in other states.

A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of October 28, 2019, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.

Tax increases are expected to continue to have an adverse impact on sales of cigarettes and smokeless tobacco products of Altria’s tobacco subsidiaries through lower consumption levels and the potential shift in adult consumer purchases from the premium to the non-premium or discount segments, or to counterfeit and contraband products. Such shifts may have an adverse impact on the sales volume and reported share performance of cigarettes and smokeless tobacco products of Altria’s tobacco subsidiaries.

An increasing number of states and localities are also imposing excise taxes on e-vapor products. As of October 28, 2019, 20 states, the District of Columbia, Puerto Rico and a number of cities and counties tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of October 28, 2019, 180 countries, as well as the European Community, have become parties to the FCTC. While the U.S. is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.

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

State Settlement Agreements

As discussed in Note 13, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. For a discussion of the impact of the State Settlement Agreements on Altria, see Financial Review - Debt and Liquidity - Payments Under State Settlement Agreements and FDA Regulation below and Note 13. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

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

Other International, Federal, State and Local Regulation and Governmental and Private Activity

International, Federal, State and Local Regulation

A number of states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including e-vapor and other innovative tobacco products), such as legislation that (1) prohibits the sale of tobacco product categories, such as e-vapor, and/or the sale of tobacco products with certain characterizing flavors, such as menthol cigarettes, (2) requires the disclosure of health information separate from or in addition to federally mandated health warnings and (3) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products (including proposals to ban all tobacco product sales). The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products.

In addition to legislation, some state governors have imposed restrictions on tobacco products through executive action. For example, in response to recent reports of lung injuries and deaths related to e-vapor product use, the governors of Massachusetts, Washington, Rhode Island and Montana have exercised executive action to temporarily prohibit either the sale of all e-vapor products or e-vapor products with flavors other than tobacco. Restrictions on e-vapor products have also been instituted or proposed internationally. For example, in September 2019, India instituted a ban on e-vapor products. If a significant number of JUUL e-vapor products are removed from the market as a result of these types of actions, it could adversely affect the value of Altria’s investment in JUUL and have a material adverse effect on Altria’s consolidated financial position or earnings.

Altria’s tobacco subsidiaries have challenged and will continue to challenge certain state and local legislation, including through litigation.

Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products

An increasing number of states and localities have proposed legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, above the current federal minimum age of 18. The following states have enacted such legislation: Ohio (21), Maryland (21), Vermont (21), New York (21), Texas (21), Connecticut (21), Nebraska (19), Delaware (21), Illinois (21), Arkansas (21), Washington (21), Utah (21), Virginia (21), California (21), Hawaii (21), Alabama (19), Alaska (19), New Jersey (21), Oregon (21), Maine (21) and Massachusetts (21).  Of these states, as of October 28, 2019, 12 enacted legislation since the beginning of 2019. Many localities have taken similar actions. These laws have varying effective dates. Similar legislation is under consideration in various other states and has been proposed at the federal level. Although an increase in the minimum age to purchase tobacco products may have a negative impact on sales volume of our tobacco businesses, as discussed above under Underage Access and Use of Certain Tobacco Products, Altria supports raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels, reflecting its longstanding commitment to combat underage tobacco use.

Health Effects of Tobacco Products, Including E-vapor Products

Reports with respect to the health effects of smoking have been publicized for many years, including various reports by the U.S. Surgeon General. Recently, there have been public health advisories concerning vaping-related lung injuries and deaths. Altria and its tobacco subsidiaries believe that the public should be guided by the messages of the U.S. Surgeon General and public health authorities worldwide in making decisions concerning the use of tobacco products.

Most jurisdictions within the U.S. have restricted smoking in public places and some have restricted vaping in public places. Some public health groups have called for, and various jurisdictions have adopted or proposed, bans on smoking in outdoor places, in private apartments and in cars transporting minors. It is not possible to predict the results of ongoing scientific research or the types of future scientific research into the health risks of tobacco exposure and the impact of such research on regulation.

Other Legislation or Governmental Initiatives

In addition to the actions discussed above, other regulatory initiatives affecting the tobacco industry have been adopted or are being considered at the federal level and in a number of state and local jurisdictions. For example, in recent years, legislation has been introduced or enacted at the state or local level to subject tobacco products to various reporting requirements and performance standards (such as reduced cigarette ignition propensity standards); establish educational campaigns relating to tobacco consumption or tobacco control programs or provide additional funding for governmental tobacco control activities; restrict the sale of tobacco products in certain retail establishments and the sale of tobacco products in certain package sizes; require tax stamping of smokeless tobacco products; require the use of state tax stamps using data encryption technology; and further restrict the sale, marketing and advertising of cigarettes and Other Tobacco Products. Such legislation may be subject to constitutional or other challenges on various grounds, which may or may not be successful.

It is not possible to predict what, if any, additional legislation, regulation or other governmental action will be enacted or implemented (and, if challenged, upheld) relating to the manufacturing, design, packaging, marketing, advertising, sale or use of tobacco products, or the tobacco industry generally. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented that could have a material adverse impact on the business and volume of our tobacco subsidiaries and investees, and the consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting the value of Altria’s investment in JUUL.

Governmental Investigations

From time to time, Altria, its subsidiaries and investees are subject to governmental investigations on a range of matters. For example, the FTC issued a Civil Investigative Demand to Altria while it was conducting its antitrust review of Altria’s investment in JUUL seeking information regarding, among other things, Altria’s role in the resignation of JUUL’s former chief executive officer and the hiring by JUUL of any current or former Altria director, executive or employee. Additionally, JUUL is currently under investigation by various federal and state agencies, including the FDA and the FTC. Such investigations vary in scope but at least some appear to include JUUL’s marketing practices, particularly as such practices relate to youth.

Private Sector Activity

An increasing number of retailers, including national chains, have discontinued or are in the process of discontinuing the sale of e-vapor products. Reasons for the discontinuation include the recent illnesses related to e-vapor product use and the uncertain regulatory environment. It is possible that this private sector activity could adversely affect the value of Altria’s investment in JUUL and have a material adverse effect on Altria’s consolidated financial position or earnings.

Illicit Trade in Tobacco Products

Illicit trade in tobacco products can have an adverse impact on the businesses of Altria, its tobacco subsidiaries and investees. Illicit trade can take many forms, including the sale of counterfeit tobacco products; the sale of tobacco products in the U.S. that are intended for sale outside the country; the sale of untaxed tobacco products over the Internet and by other means designed to avoid the collection of applicable taxes; and diversion into one taxing jurisdiction of tobacco products intended for sale in another. Counterfeit tobacco products, for example, are manufactured by unknown third parties in unregulated environments. Counterfeit versions of our tobacco subsidiaries’ and investees’ products can negatively affect adult tobacco consumer experiences with and opinions of those brands. Illicit trade in tobacco products also harms law-abiding wholesalers and retailers by depriving them of lawful sales and undermines the significant investment Altria’s tobacco subsidiaries and investees have made in legitimate distribution channels. Moreover, illicit trade in tobacco products results in federal, state and local governments losing tax revenues. Losses in tax revenues can cause such governments to take various actions, including increasing excise taxes; imposing legislative or regulatory requirements that may adversely impact Altria’s consolidated results of operations and cash flows, including adversely affecting the value of Altria’s investment in JUUL, and the businesses of its tobacco subsidiaries and investees; or asserting claims against manufacturers of tobacco products or members of the trade channels through which such tobacco products are distributed and sold.

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

Price, Availability and Quality of Tobacco, Other Raw Materials and Component Parts

Shifts in crops (such as those driven by economic conditions and adverse weather patterns), government mandated prices, economic trade sanctions, import duties and tariffs, geopolitical instability and production control programs may increase or decrease the cost or reduce the supply or quality of tobacco, other raw materials or component parts used to manufacture our companies’ products. Any significant change in the price, quality or availability of tobacco, other raw materials or component parts used to manufacture our products could restrict our subsidiaries’ ability to continue marketing existing products or impact adult consumer product acceptability and adversely affect our subsidiaries’ profitability and businesses.

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

Operating Results

The following table summarizes operating results for the smokeable and smokeless products segments:

	For the Nine Months Ended September 30,
	Net Revenues		Operating Companies Income
	2019	2018	2019	2018
	(in millions)
Smokeable products	$16,837	$16,995	$6,864	$6,516
Smokeless products	1,762	1,690	1,195	1,085
Total smokeable and smokeless products	$18,599	$18,685	$8,059	$7,601

	For the Three Months Ended September 30,
	Net Revenues		Operating Companies Income
	2019	2018	2019	2018
	(in millions)
Smokeable products	$6,049	$6,035	$2,561	$2,277
Smokeless products	620	586	417	370
Total smokeable and smokeless products	$6,669	$6,621	$2,978	$2,647

Smokeable products segment

The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(sticks in millions)
Cigarettes:
Marlboro	68,347	72,793	(6.1)%	24,081	25,611	(6.0)%
Other premium	3,772	4,286	(12.0)%	1,302	1,473	(11.6)%
Discount	6,564	7,407	(11.4)%	2,349	2,614	(10.1)%
Total cigarettes	78,683	84,486	(6.9)%	27,732	29,698	(6.6)%
Cigars:
Black & Mild	1,231	1,197	2.8%	426	408	4.4%
Other	7	9	(22.2)%	2	3	(33.3)%
Total cigars	1,238	1,206	2.7%	428	411	4.1%
Total smokeable products	79,921	85,692	(6.7)%	28,160	30,109	(6.5)%

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

The following table summarizes cigarettes retail share performance:

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2019	2018	Percentage Point Change	2019	2018	Percentage Point Change
Cigarettes:
Marlboro	43.2%	43.3%	(0.1)	43.1%	43.2%	(0.1)
Other premium	2.5	2.6	(0.1)	2.4	2.6	(0.2)
Discount	4.1	4.4	(0.3)	4.1	4.4	(0.3)
Total cigarettes	49.8%	50.3%	(0.5)	49.6%	50.2%	(0.6)

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

For a discussion of volume trends and factors that impact volume and retail share performance, see Tobacco Space - Business Environment above.

PM USA and Middleton executed the following pricing and promotional allowance actions during 2019 and 2018:

▪	Effective October 20, 2019, PM USA increased the list price on all of its cigarette brands by $0.08 per pack.

▪	Effective August 4, 2019, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.04 per five-pack.

▪	Effective June 16, 2019, PM USA increased the list price on all of its cigarette brands by $0.06 per pack, except for L&M, which had no list price change.

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

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2019 decreased $158 million (0.9%), due primarily to lower shipment volume ($1,295 million), partially offset by higher pricing ($1,148 million), which includes lower promotional investments. Operating companies income for the nine months ended September 30, 2019 increased $348 million (5.3%), due primarily to higher pricing, which includes lower promotional investments, and lower costs ($247 million), which includes lower tobacco and health litigation items, partially offset by lower shipment volume ($731 million), 2018 NPM Adjustment Items ($145 million), higher asset impairment, exit and implementation costs and higher per unit settlement charges.

Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2019 were essentially unchanged as higher pricing ($460 million), which includes lower promotional investments, were mostly offset by lower shipment volume ($443 million). Operating companies income for the three months ended September 30, 2019 increased $284 million (12.5%), due primarily to higher pricing, which includes lower promotional investments, and lower costs ($98 million), partially offset by lower shipment volume ($258 million).

The smokeable products segment’s reported domestic cigarettes shipment volume for the nine months ended September 30, 2019 decreased 6.9%, driven primarily by the industry’s rate of decline and retail share losses, partially offset by trade inventory movements. When adjusted for trade inventory movements and other factors, the smokeable products segment’s domestic cigarettes shipment volume for the nine months ended September 30, 2019 decreased by an estimated 7.5%. When adjusted for trade inventory movements and other factors, total domestic cigarette industry volumes for the nine months ended September 30, 2019 declined by an estimated 5.5%.

The smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended September 30, 2019 decreased 6.6%, driven primarily by the industry’s rate of decline, retail share losses and trade inventory movements, partially offset by calendar differences. When adjusted for calendar differences, trade inventory movements and other factors, the smokeable products segment’s domestic cigarettes shipment volume for the three months ended September 30, 2019 decreased by an estimated 7%. When adjusted for calendar differences, trade inventory movements and other factors, total domestic cigarette industry volumes for the three months ended September 30, 2019 declined by an estimated 5.5%.

Shipments of premium cigarettes accounted for 91.7% and 91.5% of smokeable products’ reported domestic cigarettes shipment volume for the nine and three months ended September 30, 2019, respectively, versus 91.2% for both the nine and three months ended September 30, 2018.

Smokeless products segment

The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(cans and packs in millions)
Copenhagen	393.1	398.2	(1.3)%	135.2	135.7	(0.4)%
Skoal	164.2	174.5	(5.9)%	55.7	59.7	(6.7)%
Copenhagen and Skoal	557.3	572.7	(2.7)%	190.9	195.4	(2.3)%
Other	50.2	52.1	(3.6)%	17.2	18.0	(4.4)%
Total smokeless products	607.5	624.8	(2.8)%	208.1	213.4	(2.5)%

Smokeless products shipment volume includes cans and packs sold, as well as promotional units, but excludes international volume and oral nicotine pouch (TDN) volume, which are currently not material to the smokeless products segment. New types of smokeless products, as well as new packaging configurations of existing smokeless products, may or may not be equivalent to existing moist smokeless tobacco (“MST”) products on a can-for-can basis. To calculate volumes of cans and packs shipped, one pack of snus, irrespective of the number of pouches in the pack, is assumed to be equivalent to one can of MST.

The following table summarizes smokeless products segment retail share performance (excluding international volume and oral nicotine pouch (TDN) volume):

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2019	2018	Percentage Point Change	2019	2018	Percentage Point Change
Copenhagen	34.8%	34.4%	0.4	34.7%	34.5%	0.2
Skoal	15.6	16.3	(0.7)	15.6	16.3	(0.7)
Copenhagen and Skoal	50.4	50.7	(0.3)	50.3	50.8	(0.5)
Other	3.4	3.4	—	3.6	3.5	0.1
Total smokeless products	53.8%	54.1%	(0.3)	53.9%	54.3%	(0.4)

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

USSTC executed the following pricing actions during 2019 and 2018:

▪
Effective October 22, 2019, USSTC increased the list price on its Skoal X-TRA products and select Copenhagen products by $0.09 per can. USSTC also increased the list price on its Husky and Red Seal brands and the balance of its Copenhagen and Skoal products by $0.04 per can.

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

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2019 increased $72 million (4.3%), due primarily to higher pricing ($143 million), which includes lower promotional investments, partially offset by lower shipment volume ($69 million). Operating companies income for the nine months ended September 30, 2019 increased $110 million (10.1%), due primarily to higher pricing, which includes lower promotional investments, and lower costs, partially offset by lower shipment volume ($61 million).

Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2019 increased $34 million (5.8%), due primarily to higher pricing ($51 million), which includes lower promotional investments, partially offset by lower shipment volume ($17 million). Operating companies income for the three months ended September 30, 2019 increased $47 million (12.7%), due primarily to higher pricing, which includes lower promotional investments, and lower costs, partially offset by lower shipment volume ($15 million).

The smokeless products segment’s reported domestic shipment volume decreased 2.8% for the nine months ended September 30, 2019, driven primarily by the industry’s rate of decline, calendar differences and retail share losses, partially offset by trade inventory movements. When adjusted for trade inventory movements and calendar differences, the smokeless products segment’s domestic shipment volume declined an estimated 3%.

The smokeless products segment’s reported domestic shipment volume decreased 2.5% for the three months ended September 30, 2019, driven primarily by the industry’s rate of decline and retail share losses, partially offset by trade inventory movements and calendar differences. When adjusted for trade inventory movements and calendar differences, the smokeless products segment’s domestic shipment volume declined an estimated 4%.

The smokeless products category volume declined an estimated 1.5% over the six months ended September 30, 2019.

Wine segment

Business Environment

Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”) is a leading producer of Washington state wines, primarily Chateau Ste. Michelle and 14 Hands, and owns wineries in or distributes wines from several other domestic and foreign wine regions. Ste. Michelle holds an 85% ownership interest in Michelle-Antinori, LLC, which owns Stag’s Leap Wine Cellars in Napa Valley. Ste. Michelle also owns Conn Creek in Napa Valley, Patz & Hall in Sonoma and Erath in Oregon. In addition, Ste. Michelle imports and markets Antinori and Villa Maria Estate wines and Champagne Nicolas Feuillatte in the United States. Key elements of Ste. Michelle’s strategy are expanded domestic distribution of its wines, especially in certain account categories such as restaurants, wholesale clubs, supermarkets, wine shops and mass merchandisers, and a focus on improving product mix to higher-priced, premium products.

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

Operating Results

The following table summarizes operating results for the wine segment:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net revenues	$483	$489	$167	$181
Operating companies income	$50	$73	$16	$29

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2019 decreased $6 million (1.2%), due primarily to higher promotional investments. Operating companies income for the nine months ended September 30, 2019 decreased $23 million (31.5%), due primarily to higher costs and higher promotional investments.

Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2019 decreased $14 million (7.7%), due primarily to lower shipment volume and higher promotional investments, partially offset by favorable premium mix. Operating companies income for the three months ended September 30, 2019 decreased $13 million (44.8%), due primarily to higher promotional investments and lower shipment volume.

For the nine and three months ended September 30, 2019, Ste. Michelle’s reported wine shipment volume of 5,852 and 1,961 thousand cases, decreased 0.3% and 9.6%, respectively.

Financial Review

Cash Provided by/Used in Operating Activities

During the first nine months of 2019, net cash provided by operating activities was $5,274 million compared with $6,566 million during the first nine months of 2018. This decrease was due primarily to higher payments of settlement charges, lower dividends received from ABI and higher payments of interest on long-term debt in 2019, partially offset by lower costs as a result of the cost reduction program announced in December 2018, net of cash paid under this program in 2019.

Altria had a working capital deficit at September 30, 2019 and December 31, 2018. Altria’s management believes that Altria has the ability to fund working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program and borrowings through its access to credit and capital markets as discussed in the Debt and Liquidity section below.

Cash Provided by/Used in Investing Activities

During the first nine months of 2019, net cash used in investing activities was $2,412 million compared with $137 million during the first nine months of 2018. This increase was due primarily to the investment in Cronos in 2019 and the third quarter 2019 acquisition of Burger Söhne Holding and its subsidiaries, as well as certain affiliated companies.

Cash Provided by/Used in Financing Activities

During the first nine months of 2019, net cash used in financing activities was $2,650 million compared with $5,251 million during the first nine months of 2018. This change was due primarily to proceeds from the issuance of long-term senior unsecured notes in 2019 and lower repurchases of common stock in 2019, partially offset by repayments of short-term borrowings in 2019, repayment of long-term debt at maturity in 2019 and higher dividends paid in 2019.

Debt and Liquidity

Credit Ratings - Altria’s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under Altria’s credit agreement is discussed below.

At September 30, 2019, the credit ratings and outlook for Altria’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	A3	Negative
Standard & Poor’s Ratings Services (“Standard & Poor’s”)	A-2	BBB	Stable
Fitch Ratings Ltd.	F2	BBB	Stable

Credit Lines - From time to time, Altria has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At September 30, 2019, and 2018, and at December 31, 2018, Altria had no short-term borrowings under its commercial paper program.

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

At September 30, 2019, Altria had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement, which is used for general corporate purposes, provides for borrowings up to an aggregate principal amount of $3.0 billion. The Credit Agreement expires on August 1, 2023 and includes an option, subject to certain conditions, for Altria to extend the Credit Agreement for two additional one-year periods.

Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”), or a mutually agreed upon benchmark rate, plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria’s long-term senior unsecured debt ratings at September 30, 2019 for borrowings under the Credit Agreement was 1.0%. The Credit Agreement does not include any other rating triggers or any provisions that could require the posting of collateral. At September 30, 2019 and December 31, 2018, Altria had no borrowings under the Credit Agreement. At September 30, 2019, credit available to Altria under the Credit Agreement was $3.0 billion.

The Credit Agreement includes various covenants, one of which requires Altria to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At September 30, 2019, the ratio of consolidated EBITDA to Consolidated Interest Expense, calculated in accordance with the Credit Agreement, was 8.7 to 1.0. At September 30, 2019, Altria was in compliance with its covenants in the Credit Agreement. Altria expects to continue to meet its covenants in the Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in the Credit Agreement, include certain adjustments.

Any commercial paper issued by Altria and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 14. Condensed Consolidating Financial Information to the condensed consolidated financial statements in Item 1 (“Note 14”).

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

Debt - At September 30, 2019 and December 31, 2018, Altria’s total debt was $27.9 billion and $25.7 billion, respectively. The increase in debt, as further discussed below, was due to Altria’s February 2019 issuance of long-term senior unsecured notes, partially offset by the repayment in full in February 2019 of $12.8 billion of short-term borrowings under the Term Loan Agreement and the repayment in full of $1.1 billion of long-term senior unsecured notes at scheduled maturity in August 2019.

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

For further details on short-term borrowings and long-term debt, see Note 11. Debt to the condensed consolidated financial statements in Item 1.

Guarantees and Other Similar Matters - As discussed in Note 13, Altria and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at September 30, 2019. From time to time, subsidiaries of Altria also issue lines of credit to affiliated entities. In addition, as discussed in Note 14, PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under its Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity.

Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 13, PM USA and Nat Sherman have entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, PM USA, Middleton, Nat Sherman and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Altria’s subsidiaries recorded $3.4 billion of charges to cost of sales for each of the nine months ended September 30, 2019 and 2018, and $1.2 billion and $1.3 billion of charges to cost of sales for the three months ended September 30, 2019 and 2018, respectively, in connection with the State Settlement Agreements and FDA user fees. For further discussion of the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the MSA, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 13.

Based on current agreements, 2018 market share and estimated annual industry volume decline rates, the estimated amounts that Altria’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees approximate $4.4 billion in 2019 and $4.5 billion each year thereafter. These amounts exclude the potential impact of any NPM Adjustment Items.

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

Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of September 30, 2019, PM USA had posted appeal bonds totaling $41 million, which have been collateralized with restricted cash that is included in assets on the condensed consolidated balance sheet.

Although litigation is subject to uncertainty and an adverse outcome or settlement of litigation could have a material adverse effect on the financial position, cash flows or results of operations of PM USA, UST LLC (“UST”) or Altria in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 13 and in Cautionary Factors That May Affect Future Results, management expects cash flow from operations, together with Altria’s access to capital markets, to provide sufficient liquidity to meet ongoing business needs.

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

During the nine months ended September 30, 2019, 0.6 million shares of restricted stock units vested. The total fair value of restricted stock units that vested during the nine months ended September 30, 2019 was $31 million. The weighted-average grant date fair value per share of these awards was $60.09.

Dividends paid during the first nine months of 2019 and 2018 were $4,498 million and $3,909 million, respectively, an increase of 15.1%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria under its share repurchase programs.

During the third quarter of 2019, Altria’s Board of Directors (the “Board of Directors”) approved a 5% increase in the quarterly dividend rate to $0.84 per share of Altria common stock versus the previous rate of $0.80 per share. Altria expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $3.36 per share. Future dividend payments remain subject to the discretion of the Board of Directors.

For a discussion of Altria’s share repurchase programs, see Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Item 1 (“Note 1”) and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.

New Accounting Guidance Not Yet Adopted

See Note 15. New Accounting Guidance Not Yet Adopted to the condensed consolidated financial statements in Item 1 for a discussion of issued accounting guidance applicable to, but not yet adopted by, Altria.

Contingencies

See Note 13 for a discussion of contingencies.

Cautionary Factors That May Affect Future Results

Forward-Looking and Cautionary Statements

We(1) may from time to time make written or oral forward-looking statements, including earnings guidance and other statements contained in filings with the SEC, reports to security holders, press releases and investor webcasts. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “forecasts,” “intends,” “projects,” “goals,” “objectives,” “guidance,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying estimates or assumptions prove inaccurate, actual results could differ materially from those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements and whether to invest in or remain invested in Altria’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in, or implied by, any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these important factors and the risks we face throughout this Form 10-Q, particularly in Item 1A and in the “Business Environment” sections preceding our discussion of the operating results of our subsidiaries’ businesses, and in our publicly filed reports, including our 2018 Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2019. These factors include the following:

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

▪
the risks related to disruption and uncertainty in the credit and capital markets, including risk of access to these markets both generally and at current prevailing rates which may adversely affect our earnings or dividend rate or both;

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

▪
the risks generally related to our investments in JUUL and Cronos, including our inability to realize the expected benefits of our investments in the expected time frames, or at all, due to the risks encountered by our investees in their businesses, such as operational, compliance and regulatory risks at the international, federal, state and local levels, including actions by the FDA, and adverse publicity; potential disruptions to our investees’ management or current or future plans and operations; domestic or international litigation developments, government investigations, tax disputes or otherwise; and impairment of our investments;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

At September 30, 2019 and December 31, 2018, the fair value of Altria’s long-term debt, all of which is fixed-rate debt, was $30.3 billion and $12.5 billion, respectively. The fair value of Altria’s long-term debt is subject to fluctuations resulting from changes in market interest rates. A 1% increase in market interest rates at September 30, 2019 and December 31, 2018 would decrease the fair value of Altria’s long-term debt by $2.4 billion and $0.8 billion, respectively. A 1% decrease in market interest rates at September 30, 2019 and December 31, 2018 would increase the fair value of Altria’s long-term debt by $2.7 billion and $0.9 billion, respectively.

Interest rates on borrowings under the Credit Agreement are expected to be based on LIBOR, or a mutually agreed upon benchmark rate, plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria’s long-term senior unsecured debt ratings at September 30,

2019 and December 31, 2018 for borrowings under the Credit Agreement was 1.0%. At September 30, 2019 and December 31, 2018, Altria had no borrowings under the Credit Agreement.

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

At September 30, 2019, the fair values of the Fixed-price Preemptive Rights and Cronos warrant were $103 million and $315 million, respectively. A 10% increase or decrease in the quoted market price of Cronos shares at September 30, 2019 would increase or decrease the fair values of the Fixed-price Preemptive Rights and Cronos warrant by approximately $18 million and $48 million, respectively.

Item 4. Controls and Procedures.

Altria carried out an evaluation, with the participation of Altria’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, Altria’s Chief Executive Officer and Chief Financial Officer concluded that Altria’s disclosure controls and procedures are effective.

There have been no changes in Altria’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 13 for a discussion of legal proceedings pending against Altria and its subsidiaries. See also Exhibits 99.1 and 99.2 to this Form 10-Q.

Item 1A. Risk Factors.

Information regarding Risk Factors appears in Part I, Item 1A. Risk Factors of the 2018 Form 10-K and under Cautionary Factors That May Affect Future Results in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Altria’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (“First Quarter 2019 Item 2”). Except as set forth below, there have been no material changes to the risk factors previously disclosed in the 2018 Form 10-K and in the First Quarter 2019 Item 2:

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

Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 47 states and Puerto Rico now limit the dollar amount of bonds or require no bond at all. As discussed in Note 13, tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria, or the businesses of one or more of its subsidiaries, could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.

In certain litigation, Altria and its subsidiaries may face potentially significant non-monetary remedies. For example, in the lawsuit brought by the United States Department of Justice, discussed in detail in Note 13, the district court did not impose monetary penalties but ordered significant non-monetary remedies, including the issuance of “corrective statements.” Additionally, the on! transaction, discussed in Note 1, which is the subject of pending arbitration, could be adversely affected if an unfavorable decision is reached in that arbitration, which could adversely affect our ability to compete effectively in the oral TDN product category.

Altria and its subsidiaries have achieved substantial success in managing litigation. Nevertheless, litigation is subject to uncertainty, and significant challenges remain.

It is possible that the consolidated results of operations, cash flows or financial position of Altria, or the businesses of one or more of its subsidiaries, could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Altria and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. Each of the companies has defended, and will continue to defend, vigorously against litigation challenges. However, Altria and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria to do so. See Note 13 and Exhibits 99.1 and 99.2 to this Form 10-Q for a discussion of pending tobacco-related litigation.

Unfavorable outcomes of any governmental investigations could materially affect the businesses of Altria and its subsidiaries or its investees.

From time to time, Altria, its subsidiaries and its investees are subject to governmental investigations on a range of matters. For further discussion, see Tobacco Space - Business Environment - Other International, Federal, State and Local Regulation and Governmental and Private Activity in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q (“Item 2”). We cannot predict the outcome of any such investigation, and it is possible that our business or the businesses of our investees could be materially adversely affected by an unfavorable outcome of a future investigation.

Antitrust clearance required for the conversion of our non-voting JUUL shares into voting shares may not be obtained in a timely manner or at all, and the expected benefits of the JUUL transaction may not materialize in the expected manner or timeframe or at all.

Antitrust clearance required for the conversion of the non-voting JUUL shares held by us into voting shares may not be obtained in a timely manner or at all, and such clearance may be subject to unanticipated conditions. In April 2019, Altria and JUUL received a request for additional information (commonly referred to as a “second request”) from the FTC as part of the antitrust review process. A second request extends the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), while the FTC conducts its review, until 30 days after the parties have substantially complied with the second request or as otherwise agreed to by the parties. As of October 30, 2019, Altria and JUUL have certified substantial compliance with the second request. Based on the timing agreement among Altria, JUUL and the FTC staff, share conversion will not occur before the end of the 70th calendar day following certification of substantial compliance by Altria and JUUL unless the FTC completes its review prior to that day. While conducting its review, on October 1, 2019, the

FTC issued a Civil Investigative Demand to Altria seeking information regarding, among other things, Altria’s role in the resignation of JUUL’s former chief executive officer and the hiring by JUUL of any current or former Altria director, executive or employee.

Unless and until antitrust clearance is obtained, including expiration or termination of the waiting period under the HSR Act, our JUUL shares will not have voting rights, and we will not be entitled to certain other rights, including the right to appoint any directors to the JUUL Board of Directors. Accordingly, failure to obtain antitrust clearance would adversely affect us, including because it would substantially limit our rights with respect to our investment in JUUL and would prevent us from accounting for our investment in JUUL using the equity method.

In addition, regardless of whether antitrust clearance is obtained, the expected benefits of the JUUL transaction, such as any equity earnings and receipt of cash dividends, may not materialize in the expected manner or timeframe or at all, including due to the risks encountered by JUUL in its business, such as operational risks and regulatory risks at the international, federal, state and local levels, including actions by the FDA, and adverse publicity; unanticipated impacts on JUUL’s relationships with employees, customers, suppliers and other third parties; potential disruptions to JUUL’s management or current or future plans and operations; or domestic or international litigation developments, investigations, or otherwise. As discussed in Note 13, JUUL and Altria and/or PM USA are named as defendants in various individual and class action lawsuits. JUUL also is named in various other lawsuits to which Altria and PM USA are not parties. See Tobacco Space - Business Environment in Item 2 for a discussion of certain FDA-related regulatory risks applicable to the e-vapor category. Failure to realize the expected benefits of our JUUL investment could adversely affect the value of the investment. As discussed in Investment in JUUL in Note 5, as part of the preparation of our financial statements for the period ended September 30, 2019, we performed a valuation of our investment in JUUL as of September 30, 2019 and determined that the fair value of our investment is $8.3 billion, which is less than its carrying value of $12.8 billion by approximately 35%. As a result, we determined that our investment in JUUL is impaired and recorded a non-cash pre-tax charge of $4.5 billion reported as impairment of JUUL equity securities in our condensed consolidated statements of earnings for the nine and three months ended September 30, 2019. While we believe this is the appropriate current fair value of our investment, the risks identified in this paragraph, some of which are also further discussed in Note 13 and in Item 2. Tobacco Space - Business Environment, continue to present ongoing risk of impairment charges. If any additional impairment charges occur, such charges could have a material adverse effect on Altria’s consolidated financial position or earnings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2019, the Board of Directors authorized a new $1.0 billion share repurchase program (the “July 2019 share repurchase program”), which Altria expects to complete by the end of 2020. Share repurchases under this program depend upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Altria’s share repurchase activity for each of the three months in the period ended September 30, 2019, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

July 1 - 31, 2019	2,266	$49.06	—	$1,000,000,000
August 1 - 31, 2019	—	$—	—	$1,000,000,000
September 1 - 30, 2019	23,066	$44.25	—	$1,000,000,000
For the Quarter Ended September 30, 2019	25,332	$44.68	—

(1)	The total number of shares purchased represents shares withheld by Altria in an amount equal to the statutory withholding taxes for holders who vested in stock-based awards.

Item 6. Exhibits.

10.1	Agreement and General Release, dated September 25, 2019, between Altria Group, Inc. and Kevin C. Crosthwaite, Jr.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.
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
104 Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALTRIA GROUP, INC.

/s/ WILLIAM F. GIFFORD, JR.
William F. Gifford, Jr.
Vice Chairman and
Chief Financial Officer
October 31, 2019