Form 10-K
period 2019-12-31
ALTRIA GROUP, INC.
filed 2020-02-25
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year endedDecember 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No
As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $88 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at February 14, 2020
Common Stock, $0.33 1/3 par value	1,858,366,804	shares
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 14, 2020, to be filed with the Securities and Exchange Commission on or about April 2, 2020, are incorporated by reference into Part III hereof.

Part I
Item 1. Business.
General Development of Business
▪General: Altria Group, Inc. (“Altria”) is a holding company incorporated in the Commonwealth of Virginia in 1985. At December 31, 2019, Altria’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”), which are engaged in the manufacture and sale of super premium cigarettes and the sale of premium cigars; UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine; and Philip Morris Capital Corporation (“PMCC”), which maintains a portfolio of finance assets, substantially all of which are leveraged leases. As discussed below, Altria also owns an 80% interest in Helix Innovations LLC (“Helix”), which is engaged in the manufacture and sale of on! oral nicotine pouches. In December 2018, Altria refocused its innovative product efforts, which included the discontinuation of production and distribution of all e-vapor products by Nu Mark LLC (“Nu Mark”). Prior to that time, Nu Mark was engaged in the manufacture and sale of innovative tobacco products. Other Altria wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria operating subsidiaries, and Altria Client Services LLC (“ALCS”), which provides various support services in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria and its subsidiaries.
In January 2017, Altria acquired Nat Sherman, which joined PM USA and Middleton as part of Altria’s smokeable products segment.
During the third quarter of 2019, Helix acquired Burger Söhne Holding and its subsidiaries as well as certain affiliated companies (the “Burger Group”) that are engaged in the manufacture and sale of on! oral nicotine pouches. At closing, Altria indirectly owned an 80% interest in Helix, for which Altria paid $353 million in the third quarter of 2019. The financial results of Helix are included in Altria’s consolidated financial statements as part of its smokeless products segment, with the 20% minority ownership interest in Helix (held by the former shareholders of the Burger Group) included as a noncontrolling interest.
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
At September 30, 2016, Altria had an approximate 27% ownership of SABMiller plc (“SABMiller”), which Altria accounted for under the equity method of accounting. In October 2016, Anheuser-Busch InBev SA/NV completed its business combination with SABMiller, and Altria received cash and shares representing a 9.6% ownership in the combined company (the “ABI Transaction”). The newly formed Belgian company, which retained the name Anheuser-Busch InBev SA/NV (“ABI”), became the holding company for the combined businesses. Subsequently, Altria purchased approximately 12 million ordinary shares of ABI, increasing Altria’s ownership to approximately 10.2% at December 31, 2016. At December 31, 2019, Altria had a 10.1% ownership in ABI, which Altria accounts for under the equity method of accounting using a one-quarter lag.
In December 2018, Altria, through a wholly-owned subsidiary, purchased shares of non-voting convertible common stock of JUUL Labs, Inc. (“JUUL”), representing a 35% economic interest. JUUL is engaged in the manufacture and sale of e-vapor products globally and is the U.S. leader in e-vapor. At December 31, 2019, Altria had a 35% economic interest in JUUL, which it accounts for as an investment in an equity security.
In March 2019, Altria, through a subsidiary, completed its acquisition of a 45% economic and voting interest in Cronos Group Inc. (“Cronos”), a global cannabinoid company headquartered in Toronto, Canada. At December 31, 2019, Altria had a 45% economic and voting interest in Cronos, which Altria accounts for under the equity method of accounting using a one-quarter lag.
For further discussion of Altria’s investments in equity securities, see Note 7. Investments in Equity Securities to the consolidated financial statements in Item 8 (“Note 7”).
▪Source of Funds: Because Altria is a holding company, its access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. In addition, Altria receives cash dividends on its interest in ABI and will continue to do so as long as ABI pays dividends.
Narrative Description of Business
Portions of the information called for by this Item are included in Operating Results by Business Segment in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K (“Item 7”).

Tobacco Space
Altria’s tobacco operating companies include PM USA, USSTC and other subsidiaries of UST, Middleton, Nat Sherman and Helix. Altria Group Distribution Company provides sales and distribution services to Altria’s tobacco operating companies.
The products of Altria’s tobacco subsidiaries include (i) smokeable tobacco products, consisting of combustible cigarettes manufactured and sold by PM USA and Nat Sherman, machine-made large cigars and pipe tobacco manufactured and sold by Middleton and premium cigars sold by Nat Sherman; and (ii) smokeless tobacco products, consisting of moist smokeless tobacco (“MST”) and snus products manufactured and sold by USSTC, and oral nicotine pouches manufactured and sold by Helix.
▪Cigarettes: PM USA is the largest cigarette company in the United States. Marlboro, the principal cigarette brand of PM USA, has been the largest-selling cigarette brand in the United States for the past 45 years. Nat Sherman sells substantially all of its super premium cigarettes in the United States. Total smokeable products segment’s cigarettes shipment volume in the United States was 101.8 billion units in 2019, a decrease of 7.3% from 2018.
▪Cigars: Middleton is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco. Middleton contracts with a third-party importer to supply a majority of its cigars and sells substantially all of its cigars to customers in the United States. Black & Mild is the principal cigar brand of Middleton. Nat Sherman sources all of its cigars from third-party suppliers and sells substantially all of its cigars to customers in the United States. Total smokeable products segment’s cigars shipment volume was approximately 1.7 billion units in 2019, an increase of 3.1% from 2018.
▪Smokeless tobacco products: USSTC is the leading producer and marketer of MST products. The smokeless products segment includes the premium brands, Copenhagen and Skoal, and value brands, Red Seal and Husky, sold by USSTC. In addition, the smokeless products segment includes on! oral nicotine pouches sold by Helix. Substantially all of the smokeless tobacco products are manufactured and sold to customers in the United States. Total smokeless products segment’s shipment volume was 807.0 million units in 2019, a decrease of 3.1% from 2018.
▪Innovative tobacco products: In December 2013, Altria’s subsidiaries entered into a series of agreements with Philip Morris International Inc. (“PMI”), including an agreement that grants Altria an exclusive right to commercialize certain of PMI’s heated tobacco products in the United States, subject to the United States Food and Drug Administration’s (“FDA”) authorization of the applicable products. PMI submitted a pre-market tobacco product application (“PMTA”) and modified risk tobacco product application with the FDA for its electronically heated tobacco product, IQOS. In April 2019, the FDA authorized the PMTA for IQOS, which PM USA currently sells in limited U.S. markets.
In December 2018, Altria refocused its innovative product efforts, which included the discontinuation of production and distribution of all e-vapor products by Nu Mark. Prior to that time, Nu Mark was engaged in the manufacture and sale of innovative tobacco products.
▪Distribution, Competition and Raw Materials: Altria’s tobacco subsidiaries sell their tobacco products principally to wholesalers (including distributors) and large retail organizations, including chain stores.
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
The Family Smoking Prevention and Tobacco Control Act (“FSPTCA”) provides the FDA with broad authority to regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of tobacco products; the authority to require disclosures of related information; and the authority to enforce the FSPTCA and related regulations. The FSPTCA went into effect in 2009 for cigarettes, cigarette tobacco and smokeless tobacco products and in August 2016 for all other tobacco products, including cigars, e-vapor products, pipe tobacco and oral nicotine products (“Other Tobacco Products”). The FSPTCA imposes restrictions on the advertising, promotion, sale and distribution of tobacco products, including at retail. PM USA, Middleton, Nat Sherman and USSTC are subject to quarterly user fees as a result of the FSPTCA. Their respective FDA user fee amounts are determined by an allocation formula administered by the FDA that is based on the respective market shares of manufacturers and importers of each kind of tobacco product. PM USA, Nat Sherman, USSTC and other U.S. tobacco manufacturers have agreed to other marketing restrictions in the United States as part of the settlements of state health care cost recovery actions. For further discussion of these restrictions, see Tobacco Space - Business Environment in Item 7.
In the United States, under a contract growing program, PM USA purchases the majority of its burley and flue-cured leaf tobaccos directly from domestic tobacco growers. Under the terms of this program, PM USA agrees to purchase the amount of tobacco specified in the grower contracts that meets PM USA’s grade and quality standards. PM USA also purchases a portion of its tobacco requirements through leaf merchants.
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
Wine
Ste. Michelle is a producer and supplier of premium varietal and blended table wines and of sparkling wines. Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle and 14 Hands, and owns wineries in or distributes wines from several other domestic and foreign wine regions. Ste. Michelle’s total 2019 wine shipment volume of approximately 8.3 million cases increased 0.6% from 2018.
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
Adult consumer preferences among alcohol categories and within the wine category can shift due to a variety of factors, including changes in taste preferences, demographics or social trends, and changes in leisure, dining and beverage consumption patterns. Evolving adult consumer preferences pose challenges to the wine category, which has seen slowing volume growth in the premium wine category and increases in inventory levels.
Federal, state and local governmental agencies regulate the beverage alcohol industry through various means, including licensing requirements, pricing rules, labeling and advertising restrictions, and distribution and production policies. Further regulatory restrictions or additional excise or other taxes on the manufacture and sale of alcoholic beverages could have an adverse effect on Ste. Michelle’s wine business.
Ste. Michelle uses grapes harvested from its own vineyards or purchased from independent growers, as well as bulk wine purchased from other sources. Grape production can be adversely affected by weather and other forces that may limit production. At the present time, Ste. Michelle believes that there is a sufficient supply of grapes and bulk wine available in the market to satisfy its current and expected production requirements. See Item 1A for a discussion of risks associated with competition, consumer preferences, unfavorable changes in grape supply and governmental regulations.
Financial Services Business
In 2003, PMCC ceased making new investments and began focusing exclusively on managing its portfolio of finance assets in order to maximize its operating results and cash flows from its existing lease portfolio activities and asset sales.
Other Matters
▪Customers: The largest customer of PM USA, USSTC, Helix, Middleton and Nat Sherman, McLane Company, Inc., accounted for approximately 25%, 27% and 26% of Altria’s consolidated net revenues for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, Core-Mark Holding Company, Inc. accounted for approximately 15%, 14% and 14% of Altria’s consolidated net revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Substantially all of these net revenues were reported in the smokeable products and smokeless products segments.
Sales to two distributors accounted for approximately 67% and 64% of net revenues for the wine segment for the years ended December 31, 2019 and 2018, respectively. Sales to three distributors accounted for approximately 67% of net revenues for the wine segment for the year ended December 31, 2017.
▪Employees: At December 31, 2019, Altria and its subsidiaries employed approximately 7,300 people.
▪Executive Officers of Altria: The disclosure regarding executive officers is included in Item 10. Directors, Executive Officers and Corporate Governance - Information about Our Executive Officers as of February 14, 2020 of this Annual Report on Form 10-K.

▪Intellectual Property: Trademarks are of material importance to Altria and its operating companies, and are protected by registration or otherwise. In addition, as of December 31, 2019, the portfolio of approximately 1,150 United States patents owned by Altria’s businesses, as a whole, was material to Altria and its tobacco businesses. However, no one patent or group of related patents was material to Altria’s business or its tobacco businesses as of December 31, 2019. Altria’s businesses also have proprietary trade secrets, technology, know-how, processes and other intellectual property rights that are protected by appropriate confidentiality measures. Certain trade secrets are material to Altria and its tobacco and wine businesses.
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

Unfavorable litigation outcomes could materially adversely affect the consolidated results of operations, cash flows or financial position of Altria or the businesses of one or more of its subsidiaries or investees.
Legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against Altria and its subsidiaries, including PM USA and USSTC, as well as their respective indemnitees and Altria’s investees. Various types of claims may be raised in these proceedings, including product liability, unfair trade practices, antitrust, tax, contraband-related claims, patent infringement, employment matters, claims for contribution and claims of competitors, shareholders and distributors.
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
Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 47 states and Puerto Rico now limit the dollar amount of bonds or require no bond at all. As discussed in Note 19. Contingencies to the consolidated financial statements in Item 8 (“Note 19”), tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria, or the businesses of one or more of its subsidiaries or investees, could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.
In certain litigation, Altria, its subsidiaries and its investees may face potentially significant non-monetary remedies. For example, in the lawsuit brought by the United States Department of Justice, discussed in detail in Note 19, the district court did not impose monetary penalties but ordered significant non-monetary remedies, including the issuance of “corrective statements.”
Additionally, the on! transaction, discussed in Note 1. Background and Basis of Presentation to the consolidated financial statements in Item 8 (“Note 1”), is the subject of pending arbitration. An unfavorable decision could adversely affect Helix’s ability to compete effectively with oral nicotine pouches.
In 2019, we determined that our investment in JUUL was impaired in part due to the increase in the number and type of legal cases pending against JUUL, especially in the fourth quarter of 2019. This impairment and the risks associated with our JUUL investment are discussed further in The expected benefits of the JUUL transaction may not materialize in the expected manner or timeframe or at all.
Altria and its subsidiaries have achieved substantial success in managing litigation. Nevertheless, litigation is subject to uncertainty, and significant challenges remain.
It is possible that the consolidated results of operations, cash flows or financial position of Altria, or the businesses of one or more of its subsidiaries or investees, could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Altria and each of its subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. Each of the companies has defended, and will continue to defend, vigorously against litigation challenges. However, Altria and its subsidiaries may enter into settlement discussions in particular cases if they believe it is in the best interests of Altria to do so. See Item 3. Legal Proceedings of this Annual Report on Form 10-K (“Item 3”), Note 19 and Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K for a discussion of pending tobacco-related litigation.
Significant federal, state and local governmental actions, including actions by the FDA, and various private sector actions may continue to have an adverse impact on us and our tobacco subsidiaries’ or our investees’ businesses and sales volumes.
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
More broadly, actions by the FDA and other federal, state or local governments or agencies, including those specific actions described in Tobacco Space - Business Environment in Item 7, may impact the adult tobacco consumer acceptability of or access to tobacco products

(for example, through product standards that may be proposed by the FDA for nicotine and flavors), limit adult tobacco consumer choices, delay or prevent the launch of new or modified tobacco products or products with claims of reduced risk, require the recall or other removal of tobacco products from the marketplace (for example as a result of product contamination, rulemaking that bans menthol or other flavors, a determination by the FDA that one or more tobacco products do not satisfy the statutory requirements for substantial equivalence, because the FDA requires that a currently marketed tobacco product proceed through the pre-market review process or because the FDA otherwise determines that removal is necessary for the protection of public health), restrict communications to adult tobacco consumers, restrict the ability to differentiate tobacco products, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing, labeling or packing requirements, interrupt manufacturing or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments. Any one or more of these actions may have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting Altria’s investment in JUUL. See Tobacco Space - Business Environment in Item 7 for a more detailed discussion.
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
Each of Altria’s tobacco subsidiaries operates in highly competitive tobacco categories. This competition also exists across categories as adult tobacco consumer preferences evolve. Significant methods of competition include product quality, taste, price, product innovation, marketing, packaging, distribution and promotional activities. This highly competitive environment could negatively impact the profitability, market share and shipment volume of our tobacco subsidiaries, which could have an adverse effect on the consolidated results of operations or cash flows of Altria. See Tobacco Space - Business Environment - Summary in Item 7 for additional discussion concerning evolving adult tobacco consumer preferences, including e-vapor products. Growth of the e-vapor product category and other innovative tobacco products has further contributed to reductions in cigarette consumption levels and cigarette industry sales volume and has adversely affected the growth rates of other tobacco products. Continued growth in these categories could have a material adverse impact on the business, results of operations, cash flows or financial position of Altria and its tobacco subsidiaries.
PM USA also faces competition from lower-priced brands sold by certain United States and foreign manufacturers that have cost advantages because they are not parties to settlements of certain tobacco litigation in the United States. These settlements, among other factors, resulted in substantial cigarette price increases. These manufacturers may fail to comply with related state escrow legislation or may avoid escrow deposit obligations on the majority of their sales by concentrating on certain states where escrow deposits are not required or are required on fewer than all such manufacturers’ cigarettes sold in such states. Additional competition has resulted from diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes, and imports of foreign lower-priced brands. USSTC faces significant competition in the smokeless tobacco category and has experienced consumer down-trading to lower-priced brands.
Altria and its subsidiaries may be unsuccessful in anticipating changes in adult consumer preferences, responding to changes in consumer purchase behavior or managing through difficult competitive and economic conditions, which could have an adverse effect on the consolidated results of operations and cash flows of Altria or the business of Altria’s tobacco and wine subsidiaries.
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
See Wine Segment - Business Environment - Summary in Item 7 for additional discussion concerning evolving adult alcohol consumer preferences; specifically the slowing of the premium wine category and the effects on our wine subsidiaries.
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
Altria and its subsidiaries have growth strategies involving moves and potential moves into adjacent products or processes, including innovative tobacco products. Some innovative tobacco products may reduce the health risks associated with current tobacco products, while continuing to offer adult tobacco consumers (within and outside the United States) products that meet their taste expectations and evolving preferences. Examples include tobacco-containing and nicotine-containing products that reduce or eliminate exposure to cigarette smoke and/or constituents identified by public health authorities as harmful, such as electronically heated tobacco products, oral nicotine pouches such as Helix’s on! products, and e-vapor products. In addition to internal product development, these efforts include arrangements with, or investments in, third parties such as our exclusive arrangement with PMI to sell IQOS and related heatstick products in the United States, which is dependent upon our continued ability to license these products from PMI, and our minority investment in JUUL. Our minority investment in JUUL subjects us to non-competition obligations restricting us from investing or engaging in the e-vapor business other than through JUUL, subject to certain exceptions. Our tobacco subsidiaries and investees may not succeed in their efforts to develop and commercialize these adjacent products, which would have an adverse effect on the ability to grow new revenue streams.
Further, we cannot predict whether regulators, including the FDA, will permit the marketing or sale of innovative products (including products with claims of reduced risk to adult consumers), the speed with which they may make such determinations or whether regulators will impose an unduly burdensome regulatory framework on such products. See Tobacco Space - Business Environment - FSPTCA and FDA Regulation in Item 7 for further discussion. Nor can we predict whether these products will appeal to adult tobacco consumers or whether adult tobacco consumers’ purchasing decisions would be affected by reduced-risk claims on such products if permitted. Adverse developments on any of these matters could negatively impact the commercial viability of such products.
If our tobacco subsidiaries or investees do not succeed in their efforts to develop and commercialize innovative tobacco products or to obtain regulatory approval for the marketing or sale of products, including with claims of reduced risk, but one or more of their competitors does succeed, our tobacco subsidiaries or investees may be at a competitive disadvantage, which could have an adverse effect on their financial performance.
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
Altria’s tobacco subsidiaries face risks inherent in reliance on a few significant facilities and a small number of key suppliers. For example, the Richmond, Virginia manufacturing facility is the primary facility for manufacturing all PM USA cigarettes and some of our other tobacco products. A natural or man-made disaster or other disruption that affects the manufacturing operations of any of Altria’s tobacco subsidiaries, the operations of any key supplier of any of Altria’s tobacco subsidiaries or any other disruption in the supply of goods or services from a key supplier (including a key supplier’s inability to comply with government regulations or unwillingness to supply goods or services to a tobacco company) could adversely impact the operations of the affected subsidiaries. An extended disruption in operations experienced by one or more of Altria’s subsidiaries or in the supply of goods or services by a key supplier could have a material adverse effect on the business, the consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries.
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
From time to time, Altria, its subsidiaries and its investees are subject to governmental investigations on a range of matters. For further discussion, see Tobacco Space - Business Environment - Other International, Federal, State and Local Regulation and Governmental and Private Activity in Item 7. We cannot predict the outcome of any such investigation, and it is possible that our business or the businesses of our investees could be materially adversely affected by an unfavorable outcome of a future investigation.
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
From time to time, Altria considers acquisitions, investments or dispositions and may engage in confidential negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Although we seek to maintain or improve our credit ratings over time, it is possible that completing a given acquisition, investment, disposition or the occurrence of other events could negatively impact our credit ratings or the outlook for those ratings as occurred following our investment in JUUL (although we continue to maintain investment grade ratings). Any such change in ratings or outlook may negatively affect the amount of credit available to us and also may increase our costs and adversely affect our earnings or our dividend rate. Furthermore, acquisition opportunities are limited, and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There can be no assurance that we will be able to acquire attractive businesses on favorable terms or that we will realize any of the anticipated benefits from an acquisition or an investment. Additionally, there can be no assurance that we will be able to dispose of our businesses or investments on favorable terms, which may result in a loss in Altria’s consolidated statements of earnings.
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
We periodically calculate the fair value of our reporting units and intangible assets to test for impairment. This calculation may be affected by several factors, including general economic conditions, regulatory developments, changes in category growth rates as a result of changing adult consumer preferences, success of planned new product introductions, competitive activity and tobacco-related taxes. Certain events also can trigger an immediate review of intangible assets. If an impairment is determined to exist in either situation, we will incur impairment losses, which could have a material adverse effect on our results of operations or financial position. In the fourth quarter of 2018, Altria incurred $209 million in goodwill and other intangible asset impairment charges related to Altria’s decision to refocus its innovative product efforts and the impairment of the Columbia Crest trademark. In the fourth quarter of 2019, in the wine segment, Altria determined that the goodwill of $74 million was fully impaired as the wine reporting unit was impacted by a slowing growth rate in the premium wine category and higher inventory levels. (See Note 4. Goodwill and Other Intangible Assets, net to the consolidated financial statements in Item 8 (“Note 4”) for further discussion).
Competition, changes in adult consumer preferences, unfavorable changes in grape supply and new governmental regulations or revisions to existing governmental regulations could adversely affect Ste. Michelle’s wine business.
Ste. Michelle’s business is subject to significant competition, including from many large, well-established domestic and international companies.  Ste. Michelle’s business also is impacted by evolving adult consumer preferences. Shifts away from the wine category to other alcohol categories or shifts to lower-priced wines have resulted, and could continue to result, in slowing growth in Ste. Michelle’s sales and higher inventory levels and have an adverse effect on Ste. Michelle’s wine business. The adequacy of Ste. Michelle’s grape supply is influenced by consumer demand for wine in relation to industry-wide production levels as well as by weather and crop conditions, particularly in eastern Washington. Supply shortages or surpluses related to any one or more of these factors could impact production costs and wine prices, which ultimately may have a negative impact on Ste. Michelle’s sales. In addition, federal, state and local governmental agencies regulate the alcohol beverage industry through various means, including licensing requirements, pricing, labeling and advertising restrictions, and distribution and production policies. New regulations or revisions to existing regulations, resulting in further restrictions or taxes on the manufacture and sale of alcoholic beverages may have an adverse effect on Ste. Michelle’s wine business. For further discussion, see Wine Segment - Business Environment in Item 7.
Antitrust clearance required for the conversion of our non-voting JUUL shares into voting shares may not be obtained in a timely manner or at all.
Antitrust clearance required for the conversion of the non-voting JUUL shares held by us into voting shares may not be obtained in a timely manner or at all, and such clearance may be subject to unanticipated conditions. The Federal Trade Commission (“FTC”) may challenge the investment through litigation or administrative proceedings, potentially seeking a range of resolutions, such as modifications to the investment structure or economic terms, up to divestiture of the investment. In April 2019, Altria and JUUL received a request for additional information (commonly referred to as a “second request”) from the FTC as part of the antitrust review process. A second request extends the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), while the FTC conducts its review, until 30 days after the parties have substantially complied with the second request or as otherwise agreed to by the parties. As of October 30, 2019, Altria and JUUL certified substantial compliance with the second request. Based on the timing agreement among Altria, JUUL and the FTC staff and related extensions for the convenience of the parties, Altria believes the FTC will complete its review in the first half of 2020. While conducting its review, on October 1, 2019, the FTC issued a Civil Investigative Demand to Altria seeking information regarding, among other things, Altria’s role in the resignation of JUUL’s former chief executive officer and the hiring by JUUL of any current or former Altria director, executive or employee.
Unless and until antitrust clearance is obtained, including expiration or termination of the waiting period under the HSR Act, our JUUL shares will not have voting rights and we will not be entitled to certain other rights, including the right to appoint any directors to the JUUL board of directors. Accordingly, failure to obtain antitrust clearance, including a successful litigation challenge by the FTC to the investment, would adversely affect us, including by substantially limiting our rights with respect to our investment in JUUL.
The expected benefits of the JUUL transaction may not materialize in the expected manner or timeframe or at all.
Regardless of whether antitrust clearance is obtained, the expected benefits of the JUUL transaction may not materialize in the expected manner or timeframe or at all, including due to the risks encountered by JUUL in its business, such as operational risks and regulatory risks at the international, federal, state and local levels, including actions by the FDA, and adverse publicity due to underage use of e-vapor products and other factors; unanticipated impacts on JUUL’s relationships with employees, customers, suppliers and other third parties; potential disruptions to JUUL’s management or current or future plans and operations; or domestic or international litigation developments, investigations, or otherwise. As discussed in Note 19, JUUL and Altria and/or its subsidiaries, including PM USA, are named as defendants in various individual and class action lawsuits. JUUL also is named in a significant number of additional individual and class action lawsuits to which neither Altria nor its subsidiaries is a party. See Tobacco Space - Business Environment in Item 7 for a discussion of certain FDA-related regulatory risks applicable to the e-vapor category, including the potential removal of certain e-vapor products from the market as a result of FDA enforcement action and the potential denial of new tobacco product applications for e-vapor products. Failure to realize the expected benefits of our JUUL investment could adversely affect the value of the investment.
As discussed in Note 7, in 2019, as part of the preparation of our financial statements for the periods ended September 30, 2019 and December 31, 2019, we performed valuations of our investment in JUUL. As a result, we determined that our investment in JUUL was impaired and recorded a total pre-tax impairment charge of $8.6 billion for the year ended December 31, 2019, reported as impairment of JUUL equity securities in our consolidated statements of earnings. Of this amount, Altria recorded pre-tax charges of $4.5 billion in the third quarter of 2019 and $4.1 billion in the fourth quarter of 2019. The third quarter impairment charge was due primarily to lower e-vapor sales volume assumptions in the U.S. and international markets and a delay in achieving operating margin performance, as compared to the assumptions at the time of the JUUL transaction. The fourth quarter impairment charge resulted substantially from increased discount rates applied to future cash flow projections, due to the increase in the number and type of legal cases pending against JUUL during the fourth quarter of 2019. While we believe the December 31, 2019 valuation of $4.2 billion is the appropriate current fair value of our investment, the risks identified in this paragraph, some of which are also further discussed in Note 19 and in Item 7. Tobacco Space - Business Environment, are ongoing with respect to the current fair value. If the fair value of our investment in JUUL continues to decrease, it could have a material adverse effect on Altria’s consolidated financial position or earnings.
Our investment in JUUL includes non-competition, standstill and transfer restrictions that prevent us from gaining control of JUUL. Furthermore, if we elect not to extend our non-competition obligations beyond December 20, 2024, we would lose certain of our governance, consent, preemptive and other rights with respect to our investment in JUUL.
The shares of JUUL we hold generally cannot be sold or otherwise transferred until December 20, 2024, subject to limited exceptions. We also generally agreed not to compete with JUUL in the e-vapor category until at least December 20, 2024, which may be extended at our election. If, however, JUUL is prohibited by federal law from selling e-vapor products in the U.S. for at least one year or if Altria’s carrying value of the JUUL investment is not more than 10% of its initial carrying value of $12.8 billion, we may compete with JUUL in the e-vapor category prior to December 20, 2024. In addition, following receipt of antitrust clearance, JUUL’s board of directors will include nine members, three of whom will be designated by Altria, including one independent designee. JUUL’s strategy and its material decisions are not and will not be controlled by us, and the terms of our agreements with JUUL mean that we are required to bear the risks associated with our investment in JUUL until at least December 20, 2024, subject to the exceptions mentioned above. Further, if we elect not to extend our non-competition obligations beyond that date, we would lose some or all of our board designation rights, preemptive rights, consent rights and other rights with respect to our investment in JUUL. Loss of these rights could adversely affect us by impairing our ability to influence JUUL.
Altria’s reported earnings from and carrying value of its equity investment in ABI and the dividends paid by ABI on shares owned by Altria may be adversely affected by various factors, including foreign currency exchange rates and ABI’s business results and stock price.
For purposes of financial reporting, the earnings from and carrying value of our equity investment in ABI are translated into U.S. dollars (“USD”) from various local currencies. In addition, ABI pays dividends in euros, which we convert into USD. During times of a strengthening USD against these currencies, our reported earnings from and carrying value of our equity investment in ABI will be reduced because these currencies will translate into fewer USD and the dividends that we receive from ABI will convert into fewer USD.
Dividends and earnings from and carrying value of our equity investment in ABI are also subject to the risks encountered by ABI in its business. For example, in October 2018, ABI announced a 50% rebase in the dividends it pays to its shareholders, which has resulted in a reduction of cash dividends Altria receives from ABI. In addition, if the carrying value of our investment in ABI exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired, which would result in impairment losses and could have a material adverse effect on Altria’s consolidated financial position or earnings. We cannot provide any assurance that ABI will successfully execute its business plans and strategies. Earnings from and carrying value of our equity investment in ABI are also subject to fluctuations in ABI’s stock price, for example through mark-to-market losses on ABI’s derivative financial instruments used to hedge certain share commitments.

We received a substantial portion of our consideration from the ABI Transaction in the form of restricted shares subject to a five-year lock-up. Furthermore, if our percentage ownership in ABI were to decrease below certain levels, we may be subject to additional tax liabilities, suffer a reduction in the number of directors that we can have appointed to the ABI Board of Directors and be unable to account for our investment under the equity method of accounting.
Upon completion of the ABI Transaction, we received a substantial portion of our consideration in the form of restricted shares that cannot be sold or transferred for a period of five years following the ABI Transaction, subject to limited exceptions. These transfer restrictions will require us to bear the risks associated with our investment in ABI for a five-year period that expires on October 10, 2021. Further, in the event that our ownership percentage in ABI were to decrease below certain levels, we may be subject to additional tax liabilities, the number of directors that we have the right to have appointed to the ABI board of directors could be reduced from two to one or zero and our use of the equity method of accounting for our investment in ABI could be challenged.
The tax treatment of the consideration Altria received in the ABI Transaction may be challenged and the tax treatment of the ABI investment may not be as favorable as Altria anticipates.
While we expect the equity consideration that we received from the ABI Transaction to qualify for tax-deferred treatment, we cannot provide any assurance that federal and state tax authorities will not challenge the expected tax treatment and, if they do, what the outcome of any such challenge will be. In addition, there is a risk that the tax treatment of our investment in ABI may not be as favorable as we anticipate.
The expected benefits of the Cronos transaction may not materialize in the expected manner or timeframe or at all.
In March 2019, we acquired common shares representing a 45% equity interest in Cronos, a warrant to acquire common shares representing an additional 10% equity interest in Cronos and anti-dilution protections to purchase Cronos shares to maintain our ownership percentage. There can be no assurance that we will realize the expected benefits of the Cronos transaction, including due to the risks encountered by Cronos in its business, such as operational risks and legal and regulatory risks; unanticipated impacts on Cronos’s relationships with third parties, its management, or its current or future plans and operations due to the Cronos transaction or other factors; or domestic or international litigation developments, tax disputes, investigations, or otherwise. Further, a failure by Cronos or Altria to comply with applicable laws, including cannabis laws, could result in criminal, civil or tax liability for Altria. If the carrying value of our investment in Cronos exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired, which would result in impairment losses and could have a material adverse effect on Altria’s consolidated financial position or earnings.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
At December 31, 2019, ALCS owned one property and leased a second in Richmond, Virginia. These properties serve as the headquarters facilities for Altria, PM USA, USSTC, Middleton and certain other subsidiaries.
At December 31, 2019, PM USA owned and operated a manufacturing facility located in Richmond, Virginia that PM USA uses in the manufacturing of cigarettes (smokeable products segment). PM USA leases portions of this facility to Middleton and USSTC for use in the manufacturing of cigars (smokeable products segment) and smokeless tobacco products, respectively. In addition, PM USA owned a research and technology center in Richmond, Virginia that is leased to ALCS.
At December 31, 2019, the smokeless products segment had various manufacturing and processing facilities, the most significant of which are located in in Nashville, Tennessee.
At December 31, 2019, the wine segment owned and operated various wine-making facilities in Washington, California and Oregon.
The plants and properties owned or leased and operated by Altria and its subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs.

Item 3. Legal Proceedings.
The information required by this Item is included in Note 19 and Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K. Altria’s consolidated financial statements and accompanying notes for the year ended December 31, 2019 were filed on Form 8-K on January 30, 2020 (such consolidated financial statements and accompanying notes are also included in Item 8). The following summarizes certain developments in Altria’s litigation since the filing of the Form 8-K.
Recent Developments

▪	Engle Progeny Trial Results:
In Theis, in February 2020, the Florida Second District Court of Appeal denied PM USA’s petition for review. In the first quarter of 2020, PM USA recorded a pre-tax provision of approximately $17 million for the judgment plus interest and intends to pay this amount in the first quarter of 2020.
In Duignan, in February 2020, a Pinellas-County jury returned a verdict in favor of plaintiff and against PM USA and R.J. Reynolds Tobacco Company awarding approximately $3 million in compensatory damages. The jury also awarded $12 million in punitive damages against each defendant. PM USA intends to file post-trial motions.
In Freeman, in February 2020, the plaintiff withdrew the petition for review by the Florida Supreme Court of the verdict in favor of PM USA.

▪	Non- Engle Progeny Trial Results:
In Principe, in February 2020, a Miami-Dade county jury returned a verdict in favor of plaintiff and against PM USA awarding approximately $11 million in compensatory damages. There was no claim for punitive damages.

Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Performance Graph
The graph below compares the cumulative total shareholder return of Altria’s common stock for the last five years with the cumulative total return for the same period of the S&P 500 Index, the S&P Food, Beverage and Tobacco Industry Group Total Return Index(1) and the Altria Peer Group.(2) The graph assumes the investment of $100 in common stock and each of the indices as of the market close on December 31, 2014 and the reinvestment of all dividends on a quarterly basis.

Date	Altria	S&P Food, Beverage & Tobacco	Altria Peer Group	S&P 500
December 2014	$100.00	$100.00	$100.00	$100.00
December 2015	$123.10	$114.74	$114.52	$101.37
December 2016	$148.29	$124.79	$122.19	$113.49
December 2017	$162.29	$140.20	$132.03	$138.26
December 2018	$118.33	$119.28	$125.88	$132.19
December 2019	$127.75	$149.03	$157.27	$173.80
Source: Bloomberg - “Total Return Analysis” calculated on a daily basis and assumes reinvestment of dividends as of the ex-dividend date.
(1) To better align with comparable investment opportunities, Altria changed from the self-selected Altria Peer Group to the S&P Food, Beverage & Tobacco Industry Group Total Return Index for the year ended December 31, 2019. Both indices are presented, in accordance with SEC rules, which require that if a company selects a different index from that used in the immediately preceding fiscal year, the company’s stock performance must be compared against both the newly selected index and previous index in the year of change.
(2) In 2019, the Altria Peer Group consisted of U.S.-headquartered consumer product companies that are competitors to Altria’s operating companies subsidiaries or that have been selected on the basis of revenue or market capitalization: Campbell Soup Company, The Coca-Cola Company, Colgate-Palmolive Company, Conagra Brands, Inc., General Mills, Inc., The Hershey Company, Kellogg Company, Keurig Dr Pepper Inc., Kimberly-Clark Corporation, The Kraft Heinz Company, Molson Coors Brewing Company, Mondelēz International, Inc. and PepsiCo, Inc.
On July 2, 2015, Kraft Foods Group, Inc. merged with and into a wholly owned subsidiary of H.J. Heinz Holding Corporation, which was renamed The Kraft Heinz Company (KHC). On November 9, 2016, ConAgra Foods, Inc. (CAG) spun off Lamb Weston Holdings, Inc. (LW) to its shareholders and then changed its name from ConAgra Foods, Inc. to Conagra Brands, Inc. (CAG).

Market and Dividend Information
The principal stock exchange on which Altria’s common stock (par value $0.33 1/3 per share) is listed is the New York Stock Exchange under the trading symbol “MO”. At February 14, 2020, there were approximately 59,000 holders of record of Altria’s common stock.
Altria expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted earnings per share. Future dividend payments remain subject to the discretion of Altria’s Board of Directors (the “Board of Directors”).
Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2019
In July 2019, the Board of Directors authorized a new $1.0 billion share repurchase program (the “July 2019 share repurchase program”), which Altria expects to complete by the end of 2020. Share repurchases under this program depend upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.
Altria’s share repurchase activity for each of the three months in the period ended December 31, 2019, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1- October 31, 2019	51	$42.02	—	$1,000,000,000
November 1- November 30, 2019	5,085,064	$48.03	5,085,064	$755,740,364
December 1- December 31, 2019	5,059,921	$50.54	5,059,892	$500,000,064
For the Quarter Ended December 31, 2019	10,145,036	$49.29	10,144,956
(1) The total number of shares purchased includes (a) shares purchased under the July 2019 share repurchase program (which totaled 5,085,064 shares in November and 5,059,892 shares in December) and (b) shares withheld by Altria in an amount equal to the statutory withholding taxes for holders who vested in stock-based awards (which totaled 51 shares in October and 29 shares in December).

Item 6. Selected Financial Data.

(in millions of dollars, except per share data)	2019	2018	2017	2016	2015
Net revenues	$25,110	$25,364	$25,576	$25,744	$25,434
Net earnings (losses) (1)(2)(3)	(1,298)	6,967	10,227	14,244	5,243
Net earnings (losses) attributable to Altria (1)(2)(3)	(1,293)	6,963	10,222	14,239	5,241
Basic EPS — net earnings (losses) attributable to Altria (1)(2)(3)(4)	(0.70)	3.69	5.31	7.28	2.67
Diluted EPS — net earnings (losses) attributable to Altria (1)(2)(3)(4)	(0.70)	3.68	5.31	7.28	2.67
Dividends declared per share	3.28	3.00	2.54	2.35	2.17
Total assets (1)(3)(5)(6)	49,271	55,459	43,034	45,764	31,296
Long-term debt (5)	27,042	11,898	13,030	13,881	12,843
Total debt (5)	28,042	25,746	13,894	13,881	12,847
(1) Certain 2019 amounts include the impact of Altria’s impairment of its JUUL equity securities and the loss on Cronos-related financial instruments. For further discussion, see Note 7.
(2) Certain 2019, 2018 and 2017 amounts include the impact of the enactment of the Tax Reform Act. For further discussion, see Note 15. Income Taxes to the consolidated financial statements in Item 8 (“Note 15”).
(3) Certain 2016 amounts include the impact of the gain on the ABI/SABMiller business combination. For further discussion, see Note 7.
(4) “EPS” is defined as basic and diluted earnings (losses) per share.
(5) Certain 2019 and 2018 amounts include the impact of Altria’s investments in JUUL and Cronos. For further discussion, see Note 7, Note 9. Short-Term Borrowings and Borrowing Arrangements to the consolidated financial statements in Item 8 (“Note 9”) and Note 10. Long-Term Debt to the consolidated financial statements in Item 8 (“Note 10”).
(6) Certain immaterial prior year amounts have been adjusted to conform with the current year’s presentation.
The Selected Financial Data should be read in conjunction with Item 7 and Item 8.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Item 8, and the discussion of risk factors that may affect future results in Item 1A.
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
Effective with the first quarter of 2020, Altria’s smokeless products segment will be renamed as the oral tobacco products segment. Altria’s oral tobacco products segment will include financial results, volume and retail share performance from USSTC’s core MST and snus businesses and Helix’s on! oral nicotine pouches. Prior period volume and retail share data will be updated to reflect these changes.

Executive Summary
Consolidated Results of Operations
The changes in Altria’s net earnings (losses) and diluted EPS attributable to Altria for the year ended December 31, 2019, from the year ended December 31, 2018, were due primarily to the following:

(in millions, except per share data)	Net Earnings	Diluted EPS
For the year ended December 31, 2018	$6,963	$3.68
2018 NPM Adjustment Items	(109)	(0.06)
2018 Asset impairment, exit, implementation and acquisition-related costs	432	0.23
2018 Tobacco and health litigation items	98	0.05
2018 ABI-related special items	(68)	(0.03)
2018 (Gain) loss on ABI/SABMiller business combination	26	0.01
2018 Tax items	197	0.11
Subtotal 2018 special items	576	0.31
2019 Asset impairment, exit, implementation and acquisition-related costs	(269)	(0.15)
2019 Tobacco and health litigation items	(58)	(0.03)
2019 Impairment of JUUL equity securities	(8,600)	(4.60)
2019 ABI-related special items	280	0.15
2019 Cronos-related special items	(640)	(0.34)
2019 Tax items	99	0.05
Subtotal 2019 special items	(9,188)	(4.92)
Fewer shares outstanding	—	0.04
Change in tax rate	(65)	(0.03)
Operations	421	0.22
For the year ended December 31, 2019	$(1,293)	$(0.70)
See the discussion of events affecting the comparability of statement of earnings (losses) amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

▪	Fewer Shares Outstanding: Fewer shares outstanding during 2019 compared with 2018 were due primarily to shares repurchased by Altria under its share repurchase programs.

▪	Change in Tax Rate: The change in tax rate was driven primarily by lower dividends from ABI.

▪	Operations: The increase of $421 million in operations shown in the table above was due primarily to the following:

▪	higher income from the smokeable and smokeless products segments;

▪	lower spending as a result of Altria’s decision in 2018 to refocus its innovative product efforts; and

▪	higher earnings from Altria’s equity investment in ABI;
partially offset by higher interest and other debt expense, net, due to debt incurred in connection with the Cronos and JUUL transactions.
For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.
2020 Forecasted Results
Altria forecasts that its 2020 full-year adjusted diluted EPS growth rate is expected to be in the range of 4% to 7% over its 2019 full-year adjusted diluted EPS base of $4.22, as shown in the table below. Altria’s 2020 guidance reflects increased investments related to PM USA’s commercialization efforts for IQOS, Helix’s plans to manufacture and expand U.S. distribution of on! and one extra shipping day in the first quarter of 2020.
This forecasted growth rate excludes estimated per share charges in 2020 of $0.05 for tax expense, representing a partial reversal of the tax basis benefit recorded in 2017 attributable to the deemed repatriation tax related to Altria’s investment in ABI. For further discussion, see Note 15.
Altria expects its 2020 full-year adjusted effective tax rate will be in a range of 23.5% to 24.5%.

Reconciliation of 2019 Reported Diluted EPS to 2019 Adjusted Diluted EPS
2019 Reported diluted EPS	$(0.70)
Asset impairment, exit, implementation and acquisition-related costs	0.15
Tobacco and health litigation items	0.03
Impairment of JUUL equity securities	4.60
ABI-related special items	(0.15)
Cronos-related special items	0.34
Tax items	(0.05)
2019 Adjusted diluted EPS	$4.22
Altria’s full-year adjusted diluted EPS guidance and full-year forecast for its adjusted effective tax rate exclude the impact of certain income and expense items that management believes are not part of underlying operations. These items may include, for example, restructuring charges, asset impairment charges, acquisition-related costs, equity investment-related special items (including any changes in fair value for the equity investment and any related warrants and preemptive rights), certain tax items, charges associated with tobacco and health litigation items, and resolutions of certain non-participating manufacturer (“NPM”) adjustment disputes under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 19).
Altria’s management cannot estimate on a forward-looking basis the impact of certain income and expense items, including those items noted in the preceding paragraph, on Altria’s reported diluted EPS and its reported effective tax rate because these items, which could be significant, may be unusual or infrequent, are difficult to predict and may be highly variable. As a result, Altria does not provide a corresponding United States generally accepted accounting principles (“U.S. GAAP”) measure for, or reconciliation to, its adjusted diluted EPS guidance or its adjusted effective tax rate forecast.
The factors described in Item 1A represent continuing risks to this forecast.
While Altria reports its financial results in accordance with U.S. GAAP, its management reviews certain financial results, including diluted EPS, on an adjusted basis, which excludes certain income and expense items, including those items noted above. Altria’s management does not view any of these special items to be part of Altria’s underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results. Altria’s management also reviews income tax rates on an adjusted basis. Altria’s adjusted effective tax rate may exclude certain tax items from its reported effective tax rate. Altria’s management believes that adjusted financial measures provide useful additional insight into underlying business trends and results and provide a more meaningful comparison of year-over-year results. Adjusted financial measures are used by management and regularly provided to Altria’s chief operating decision maker (the “CODM”) for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. These adjusted financial measures are not consistent with U.S. GAAP and may not be calculated the same as similarly titled measures used by other companies. These adjusted financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP.
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

The following is a review of the more significant assumptions and estimates, as well as the accounting policies and methods, used in the preparation of Altria’s consolidated financial statements:
▪Consolidation: The consolidated financial statements include Altria, as well as its wholly-owned and majority-owned subsidiaries. Investments in which Altria currently has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method of accounting. Equity investments in which Altria does not have the ability to exercise significant influence over the operating and financial policies of the investee are accounted for as an investment in an equity security. All intercompany transactions and balances have been eliminated.
Upon antitrust clearance, Altria expects to account for its equity method investment in JUUL using the fair value option. Under the fair value option, Altria’s consolidated statements of earnings (losses) will include any cash dividends from its investment in JUUL and any changes in the fair value of its investment, which will be calculated quarterly. Altria believes the fair value option provides quarterly transparency to investors as to the fair market value of Altria’s investment in JUUL, given the changes and volatility in the e-vapor category since Altria’s initial investment, as well as the lack of publicly available information regarding JUUL’s business or a market-derived valuation.
▪Revenue Recognition: Altria’s businesses generate substantially all of their revenue from sales contracts with customers. While Altria’s businesses enter into separate sales contracts with each customer for each product type, all sales contracts are similarly structured. These contracts create an obligation to transfer product to the customer. All performance obligations are satisfied within one year; therefore, costs to obtain contracts are expensed as incurred and unsatisfied performance obligations are not disclosed. There is no financing component because Altria’s businesses expect, at contract inception, that the period between when Altria’s businesses transfer product to the customer and when the customer pays for that product will be one year or less.
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
Altria conducts a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require Altria to perform an interim review. If the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using discounted cash flows, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the fair value of a reporting unit, but is limited to the total amount of goodwill allocated to a reporting unit. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, which is determined using discounted cash flows, the intangible asset is considered impaired and is reduced to fair value in the period identified.
Goodwill by reporting unit and indefinite-lived intangible assets at December 31, 2019 were as follows:

(in millions)	Goodwill	Indefinite-Lived Intangible Assets
Cigarettes	$22	$2
Smokeless products	5,078	8,801
Cigars	77	2,640
Wine	—	233
Total	$5,177	$11,676
During 2019, Altria completed its quantitative annual impairment test of goodwill and indefinite-lived intangible assets performed as of October 1, 2019. Upon completion of this testing, Altria concluded that the goodwill of $74 million in the wine segment was fully impaired as the wine reporting unit was impacted by a slowing growth rate in the premium wine category and higher inventories. In performing the 2019 quantitative annual impairment test for the wine reporting unit, Altria concluded that the fair value of the unit as a whole was approximately 25% below its carrying value of approximately $1.5 billion after the impairment charge discussed above. Altria also evaluated all wine reporting unit assets, including current assets, property, plant and equipment, and other long-lived assets other than goodwill and concluded that these assets were fairly stated at December 31, 2019.
The results of the 2019 quantitative annual impairment test of goodwill and indefinite-lived intangible assets for the other reporting units and trademarks are indicated below.
The estimated fair values of the cigarettes and cigars reporting units and the indefinite-lived intangible assets within the cigars reporting unit substantially exceeded their carrying values.
The estimated fair values of the smokeless products reporting unit and the indefinite-lived intangible assets within the reporting unit substantially exceeded their carrying values, with the exception of the Skoal trademark. At December 31, 2019, the estimated fair value of the Skoal trademark exceeded its carrying value of $3.9 billion by approximately 18%. Skoal continues to be impacted by slowing category volumes and increased competitive activities due to higher pricing and adult tobacco consumer movement among tobacco products, including oral nicotine pouch products.
The estimated fair values of the indefinite-lived intangible assets within the wine reporting unit substantially exceeded their carrying values, with the exception of the Patz & Hall trademark, which at December 31, 2019, exceeded its carrying value of $30 million by approximately 11%.
During 2018, Altria’s quantitative annual impairment test of goodwill and indefinite-lived intangible assets resulted in $54 million of impairment charges. During 2017, Altria’s quantitative annual impairment test of goodwill and indefinite-lived intangible assets resulted in no impairment charges.
In 2019, Altria used an income approach to estimate the fair values of all of its reporting units and indefinite-lived intangible assets. The income approach reflects the discounting of expected future cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows. The weighted-average discount rate used in performing the valuations was approximately 10%.
In performing the 2019 discounted cash flow analysis, Altria made various judgments, estimates and assumptions, the most significant of which were volume, income, growth rates and discount rates. The analysis incorporated assumptions used in Altria’s long-term financial forecast, which is used by Altria’s management to evaluate business and financial performance, including allocating resources and evaluating results relative to setting employee compensation targets. The assumptions incorporated the highest and best use of Altria’s indefinite-lived intangible assets and also included perpetual growth rates for periods beyond the long-term financial forecast. The perpetual growth rate used in performing all of the valuations was 2%. Fair value calculations are sensitive to changes in these estimates and assumptions, some of which relate to broader macroeconomic conditions outside of Altria’s control.
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

For further discussion of goodwill and other intangible assets, see Note 4.
Investments in ABI and Cronos
Altria reviews its equity investments accounted for under the equity method of accounting (ABI and Cronos) for impairment on a quarterly basis in connection with the preparation of its financial statements by comparing the fair value of each of its investments to their carrying value. If the carrying value of an investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. The factors used to make this determination include the duration and magnitude of the fair value decline, the financial condition and near-term prospects of the investee, and Altria’s intent and ability to hold its investment until recovery.
The fair value of Altria’s equity investment in ABI at December 31, 2019 and 2018 was $16.1 billion (carrying value of $18.1 billion) and $13.1 billion (carrying value of $17.7 billion), respectively, which was less than its carrying value by 11% and 26%, respectively, at December 31, 2019 and 2018. During 2019, the fair value increased and at September 30, 2019, the fair value of Altria’s equity investment in ABI exceeded its carrying value by 4%. In October 2019, the fair value of Altria’s equity investment in ABI declined below its carrying value. At February 24, 2020, the fair value of Altria’s equity investment in ABI was approximately $13.7 billion (approximately 24% below its carrying value). Altria concluded that the decline in fair value of its investment in ABI below its carrying value is temporary and, therefore, no impairment was recorded. This conclusion is based on: (i) the fair value of Altria’s equity investment in ABI having historically exceeded its carrying value since October 2016, when Altria obtained its ownership interest in ABI, with the exception of certain periods starting in September 2018; (ii) the period of time that ABI shares have traded below Altria’s carrying value (although ABI shares began to trade below Altria’s carrying value in September 2018, the fair value of ABI’s shares have exceeded Altria’s carrying value as recently as September 30, 2019) and the magnitude by which the carrying value of Altria’s investment in ABI exceeds its fair value; (iii) ABI’s global platform (world’s largest brewer by volume and one of the world’s top five consumer products companies by revenue) with strong market positions in key markets, geographic diversification, experienced management team, financial condition, expected earnings and history of performance; and (iv) Altria’s ownership of restricted shares being subject to a five-year lock-up (subject to limited exceptions) ending October 10, 2021, which Altria believes provides sufficient time to allow for an anticipated recovery in the fair value of its investment in ABI.
If Altria were to conclude that the decline in fair value is other than temporary, Altria would determine and recognize, in the period identified, the impairment of its investment, which could result in a material adverse effect on Altria’s consolidated financial position or earnings.
The fair value of Altria’s acquired common shares in Cronos at December 31, 2019 was $1.2 billion compared with its carrying value of $1.0 billion. At February 24, 2020, the fair value of Altria’s acquired common shares in Cronos was approximately $1.0 billion (which approximates its carrying value). Altria will continue to assess the fair value of its acquired common shares in Cronos to determine if any decline in fair value below its carrying value is other than temporary.
For further discussion of Altria’s investments in ABI and Cronos, see Note 7.
Investment in JUUL
Altria reviews its investment in JUUL for impairment by performing a qualitative assessment of impairment indicators on a quarterly basis in connection with the preparation of its financial statements. If this qualitative assessment indicates that Altria’s investment in JUUL may be impaired, a quantitative assessment is performed. If the quantitative assessment indicates the fair value of the investment is less than its carrying value, the investment is written down to its fair value, and the impairment is recognized in the period identified.
As part of the preparation of its financial statements for the periods ended September 30, 2019 and December 31, 2019, Altria performed its respective qualitative assessments of impairment indicators for its investment in JUUL and determined that indicators of impairment existed.
At September 30, 2019, these indicators included recent significant adverse changes in both the e-vapor regulatory environment and the industry in which JUUL operates. At December 31, 2019, Altria determined that a significant increase in the number and types of legal cases pending against JUUL in the fourth quarter of 2019 and the expectation that this trend will continue resulted in an additional indicator of impairment.
Given the existence of these impairment indicators, Altria performed quantitative valuations of its investment in JUUL as of September 30, 2019 and December 31, 2019 and recorded total pre-tax charges of $8.6 billion for the year ended December 31, 2019, reported as impairment of JUUL equity securities in its consolidated statement of earnings (losses). Of this amount, Altria recorded pre-tax charges of $4.5 billion in the third quarter of 2019 and $4.1 billion in the fourth quarter of 2019. The third-quarter impairment charge was due primarily to lower e-vapor sales volume assumptions in the U.S. and international markets and a delay in achieving operating margin performance, as compared to the assumptions at the time of the JUUL Transaction. The fourth-quarter impairment charge results substantially from increased discount rates applied to future cash flow projections, due to the significant risk created by the increase in number and types of legal cases pending against JUUL in the fourth quarter. Although Altria has not made any assumptions or drawn any conclusions regarding the merits or likelihood of success of any of any of these cases, litigation is subject to uncertainty, and it is possible that there could be adverse developments in pending or future cases. While JUUL secured approximately $720 million in financing in early February 2020, the uncertainty has increased the risk that JUUL may not be able to obtain financing and/or fund working capital requirements, financial obligations and international expansion plans.
Altria used an income approach to estimate the fair value of its investment in JUUL. The income approach reflects the discounting of future cash flows for the U.S. and international markets at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing future cash flows. Future cash flows in the U.S. were based on a range of scenarios that consider various potential regulatory and market outcomes.
In determining the fair value of its investment in JUUL, Altria made various judgments, estimates and assumptions, the most significant of which were sales volume, operating margins, discount rates and perpetual growth rates. The discount rates used in performing the valuations ranged from 13.5% to 16.5% at September 30, 2019 and 19.5% to 23.0% at December 31, 2019. The perpetual growth rates used in performing the valuations ranged from (0.5%) to 0.0% at both September 30, 2019 and December 31, 2019. Additionally, Altria made significant assumptions regarding the likelihood and extent of various potential regulatory actions and the continued adverse public perception impacting the e-vapor category and specifically JUUL, as well as expectations of the future state of the e-vapor category. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy.
Although Altria’s discounted cash flow analyses were based on assumptions that Altria’s management considered reasonable and are based on the best available information at the time that the analyses were developed, there is significant judgment used in determining future cash flows. Altria believes the following factors have the most potential to impact projected future cash flows and, therefore, Altria’s valuation of JUUL: federal, state, local and international regulatory developments; JUUL’s execution of its strategy, including the success of its planned international market expansions; category growth rates; e-vapor-related litigation against JUUL; consumer preferences; and competitive activity.
While Altria’s management believes that the estimated fair value of its investment in JUUL as of December 31, 2019 is appropriate, JUUL’s actual performance in the short term or long term could be significantly different from forecasted performance due to changes in the factors noted above. One or more such changes could result in additional impairment charges to Altria’s investment in JUUL in future periods.
For additional information on Altria’s investment in JUUL and the impairment indicators that Altria considered, see Note 7. Investments in Equity Securities - Investment in JUUL.
▪Marketing Costs: Altria’s businesses promote their products with consumer incentives, trade promotions and consumer engagement programs. These consumer incentive and trade promotion activities, which include discounts, coupons, rebates, in-store display incentives and volume-based incentives, do not create a distinct deliverable and are, therefore, recorded as a reduction of revenues. Consumer engagement program payments are made to third parties. Altria’s businesses expense these consumer engagement programs, which include event marketing, as incurred and such expenses are included in marketing, administration and research costs in Altria’s consolidated statements of earnings (losses). For interim reporting purposes, Altria’s businesses charge consumer engagement programs and certain consumer incentive expenses to operations as a percentage of sales, based on estimated sales and related expenses for the full year.
▪Contingencies: As discussed in Note 19 and Item 3, legal proceedings covering a wide range of matters are pending or threatened in various U.S. and foreign jurisdictions against Altria and its subsidiaries, including PM USA and UST and its subsidiaries, as well as their respective indemnitees and Altria’s investees. In 1998, PM USA and certain other U.S. tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states and various other governments and jurisdictions to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other U.S. tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). PM USA’s portion of ongoing adjusted payments and legal fees is based on its relative share of the settling manufacturers’ domestic cigarette shipments, including roll-your-own cigarettes, in the year preceding that in which the payment is due. In addition, PM USA, Middleton, Nat Sherman and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Payments under the State Settlement Agreements and the FDA user fees are based on variable factors, such as volume, operating income, market share and inflation, depending on the subject payment. Altria’s subsidiaries account for the cost of the State Settlement Agreements and FDA user fees as a component of cost of sales. Altria’s subsidiaries recorded approximately $4.5 billion, $4.5 billion and $4.7 billion of charges to cost of sales for the years ended December 31, 2019, 2018 and 2017, respectively, in connection with the State Settlement Agreements and FDA user fees.
Altria and its subsidiaries record provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except to the extent discussed in Note 19 and Item 3: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Litigation defense costs are expensed as incurred and included in marketing, administration and research costs in the consolidated statements of earnings (losses).
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
Altria’s discount rate assumptions for its pension and postretirement plans obligations decreased to 3.4% at December 31, 2019 from 4.4% at December 31, 2018. Altria presently anticipates a decrease of approximately $36 million in its 2020 pre-tax pension and postretirement expense versus 2019, excluding amounts in each year related to settlement and curtailment. This anticipated decrease is due primarily to (i) lower interest costs, driven by the impact of lower discount rates; and (ii) lower amortization due to a change in the recognition period, based on the culmination of pension population changes to primarily inactive status following the plan’s closure to new entrants in 2008. This decrease is partially offset by lower expected return on assets due to a change in asset allocation strategy. Assuming no change to the shape of the yield curve, a 50 basis point decrease (increase) in Altria’s discount rates would increase (decrease) Altria’s pension and postretirement expense by approximately $15 million. Similarly, a 50 basis point decrease (increase) in the expected return on plan assets would increase (decrease) Altria’s pension and postretirement expense by approximately $40 million.
For additional information see Note 17. Benefit Plans to the consolidated financial statements in Item 8 (“Note 17”).
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
Altria recognizes a benefit for uncertain tax positions when a tax position taken or expected to be taken in a tax return is more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Altria recognizes accrued interest and penalties associated with uncertain tax positions as part of the provision for income taxes in its consolidated statements of earnings (losses).
Altria recognized income tax benefits and charges in the consolidated statements of earnings (losses) during 2019, 2018 and 2017 as a result of various tax events, including the impact of the Tax Reform Act.
The main provisions of the Tax Reform Act that impact Altria include: (i) a reduction in the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018, and (ii) changes in the treatment of foreign-source income, commonly referred to as a modified territorial tax system.
The transition to a modified territorial tax system required Altria to record a deemed repatriation tax and an associated tax basis benefit in 2017. The tax impact related to the tax basis benefit and the deemed repatriation tax was based on provisional estimates as of January 2018, substantially all of which were related to Altria’s share of ABI’s accumulated earnings and associated taxes. Altria recorded adjustments to the provisional estimates and completed the accounting for the repatriation tax in 2018.
For additional information on income taxes, see Note 15.

Consolidated Operating Results

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Net Revenues:
Smokeable products	$21,996	$22,297	$22,636
Smokeless products	2,367	2,262	2,155
Wine	689	691	698
All other	58	114	87
Net revenues	$25,110	$25,364	$25,576
Excise Taxes on Products:
Smokeable products	$5,166	$5,585	$5,927
Smokeless products	127	131	132
Wine	21	21	23
Excise taxes on products	$5,314	$5,737	$6,082
Operating Income:
Operating companies income (loss):
Smokeable products	$9,009	$8,408	$8,426
Smokeless products	1,580	1,431	1,306
Wine	(3)	50	146
All other	(16)	(421)	(51)
Amortization of intangibles	(44)	(38)	(21)
General corporate expenses	(199)	(315)	(213)
Corporate asset impairment and exit costs	(1)	—	—
Operating income	$10,326	$9,115	$9,593
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
The following events that occurred during 2019, 2018 and 2017 affected the comparability of statement of earnings (losses) amounts.
▪Asset Impairment, Exit, Implementation and Acquisition-Related Costs: Pre-tax asset impairment, exit, implementation and acquisition-related costs were $331 million, $538 million and $89 million for the years ended December 31, 2019, 2018 and 2017, respectively.
For the year ended December 31, 2019, Altria recorded pre-tax acquisition-related costs of $115 million. These costs were primarily for the write-off of debt issuance costs related to Altria’s short-term borrowings under the term loan agreement that Altria entered into in connection with its investments in Cronos and JUUL.
In December 2018, Altria:

▪	refocused its innovative product efforts, which included Nu Mark’s discontinuation of production and distribution of all e-vapor products;

▪
implemented a cost reduction program (which included workforce reductions and third-party spending reductions across the businesses) that delivered $600 million in annualized cost savings in 2019, exceeding the targeted $575 million annualized cost savings; and

▪	incurred $85 million of pre-tax acquisition-related costs, consisting primarily of advisory fees, substantially all of which were recorded in marketing, administration and research costs.
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
▪Gain/loss on ABI/SABMiller Business Combination: For the years ended December 31, 2018 and 2017, Altria recorded a pre-tax loss of $33 million and a pre-tax gain of $445 million, respectively, related to ABI’s divestitures of certain SABMiller assets and businesses in connection with ABI obtaining necessary regulatory clearances for the ABI Transaction.
▪NPM Adjustment Items: For a discussion of NPM Adjustment Items and a breakdown of these items by segment, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 19 and NPM Adjustment Items in Note 16, respectively.
▪Tobacco and Health Litigation Items: For a discussion of tobacco and health litigation items and a breakdown of these costs by segment, see Note 19 and Tobacco and Health Litigation Items in Note 16, respectively.
▪Settlement for Lump Sum Pension Payments: In the third quarter of 2017, Altria made a voluntary, limited-time offer to former employees with vested benefits in the Altria Retirement Plan who had not commenced receiving benefit payments and who met certain other conditions. Eligible participants were offered the opportunity to make a one-time election to receive their pension benefit as a single lump sum payment or as a monthly annuity. As a result of the 2017 lump sum distributions, a one-time pre-tax settlement charge of $81 million was recorded in 2017 in net periodic benefit (income) cost, excluding service cost, in Altria’s consolidated statement of earnings (losses). For further discussion, see Note 17.
▪Impairment of JUUL Equity Securities: For the year ended December 31, 2019, Altria recorded pre-tax impairment charges of $8,600 million reported as impairment of JUUL equity securities in its consolidated statement of earnings (losses). A full tax valuation allowance was recorded in 2019 attributable to the tax benefit associated with the impairment charges. For further discussion, see Note 7 and Note 15.
▪ABI-Related Special Items: Altria’s earnings from its equity investment in ABI for the year ended December 31, 2019 included net pre-tax income of $354 million, consisting primarily of a gain related to the completion in September 2019 of ABI’s initial public offering of a minority stake of its Asia Pacific subsidiary, Budweiser Brewing Company APAC Limited, and Altria’s share of ABI’s mark-to-market gains on ABI’s derivative financial instruments used to hedge certain share commitments.
Altria’s earnings from its equity investment in ABI for the year ended December 31, 2018 included net pre-tax income of $85 million, consisting primarily of Altria’s share of ABI’s estimated effect of the Tax Reform Act and gains related to ABI’s merger and acquisition activities, partially offset by Altria’s share of ABI’s mark-to-market losses on ABI’s derivative financial instruments used to hedge certain share commitments.
Altria’s earnings from its equity investment in ABI for the year ended December 31, 2017 included net pre-tax charges of $160 million, consisting primarily of Altria’s share of ABI’s Brazilian tax item and Altria’s share of ABI’s mark-to-market losses on ABI’s derivative financial instruments used to hedge certain share commitments.
▪Cronos-Related Special Items: For the year ended December 31, 2019, Altria recorded net pre-tax losses of $928 million consisting of the following:

(in millions)	2019
Loss on Cronos-related financial instruments(1)	$1,442
Earnings from Equity Investments(2)	(514)
Total Cronos-related special items - (Income) Expense	$928
(1) Of this amount, $1,411 million represents the changes in fair value related to the warrant and certain anti-dilution protections (the “Fixed-price Preemptive Rights”) acquired in the Cronos transaction.
(2) Substantially all of these amounts represent Altria’s share of Cronos’s changes in fair value of Cronos’s derivative financial instruments associated with the issuance of additional shares.
For further discussion, see Note 7 and Note 8. Financial Instruments to the consolidated financial statements in Item 8.
▪Tax Items: Tax items for the year ended December 31, 2019 included net tax benefits of $99 million, due primarily to tax benefits of $105 million for adjustments as a result of amended returns and tax benefits of $100 million for the reversal of tax accruals no longer required, partially offset by tax expense of $84 million for a tax basis adjustment to Altria’s equity investment in ABI and $38 million for a valuation allowance on foreign tax credits not realizable.
Tax items for the year ended December 31, 2018 included tax expense of $188 million related to the Tax Reform Act as follows: (i) tax expense of $140 million resulting from a partial reversal of the tax basis benefit associated with the deemed repatriation tax recorded in 2017; (ii) tax expense of $34 million for a valuation allowance on foreign tax credit carryforwards that are not realizable as a result of updates to the provisional estimates recorded in 2017; and (iii) tax expense of $14 million for an adjustment to the provisional estimates for the repatriation tax recorded in 2017.

Tax items for the year ended December 31, 2017 included net tax benefits of $3,367 million related to the Tax Reform Act recorded in the fourth quarter of 2017 as follows: (i) a tax benefit of $3,017 million to re-measure Altria and its consolidated subsidiaries’ net deferred tax liabilities based on the new U.S. federal statutory rate; and (ii) a net tax benefit of $763 million for a tax basis adjustment associated with the deemed repatriation tax, partially offset by tax expense of $413 million for the deemed repatriation tax. Additional tax items for 2017 included tax benefits for the release of a valuation allowance related to deferred income tax assets for foreign tax credit carryforwards; and tax benefits related primarily to the effective settlement in 2017 of the Internal Revenue Service (“IRS”) audit of Altria and its consolidated subsidiaries’ 2010-2013 tax years (“IRS 2010-2013 Audit”), partially offset by tax expense for tax reserves related to the calculation of certain foreign tax credits.
For further discussion, see Note 15.
2019 Compared with 2018
Net revenues, which include excise taxes billed to customers, decreased $254 million (1.0%), due primarily to lower net revenues in the smokeable products segment, partially offset by higher net revenues in the smokeless products segment.
Cost of sales decreased $288 million (3.9%), due primarily to lower shipment volume in the smokeable products segment and lower costs as a result of Altria’s decision in 2018 to refocus its innovative product efforts, partially offset by favorable NPM Adjustment Items in 2018 and higher per unit settlement costs.
Excise taxes on products decreased $423 million (7.4%), due primarily to lower smokeable products shipment volume.
Marketing, administration and research costs decreased $530 million (19.2%), due primarily to lower spending as a result of the cost reduction program and Altria’s decision in 2018 to refocus its innovative product efforts, acquisition-related costs to effect the investment in JUUL in 2018 and lower tobacco and health litigation items.
Operating income increased $1,211 million (13.3%), due primarily to higher operating results from the smokeable and smokeless products segments (which included lower spending as a result of the cost reduction program) and lower spending as a result of Altria’s decision in 2018 to refocus its innovative product efforts (which included lower asset impairment, exit and implementation costs) and acquisition-related costs to effect the investment in JUUL in 2018.
Interest and other debt expense, net, increased $615 million (92.5%), due primarily to higher interest costs and debt issuance costs for borrowings associated with the Cronos and JUUL transactions.
Earnings from Altria’s equity investments, which increased $835 million (93.8%), were positively impacted by special items related to Altria’s equity investments in Cronos and ABI.
Altria’s income tax rate increased 244.1 percentage points to 269.5%, due primarily to a valuation allowance on a deferred tax asset recorded in 2019 attributable to Altria’s impairment of its investment in JUUL equity securities. For further discussion, see Note 15.
Net losses attributable to Altria of $1,293 million as compared with 2018 net earnings attributable to Altria of $6,963 million changed by $8,256 million (100.0%+), due primarily to the 2019 impairment of JUUL equity securities, 2019 loss on Cronos-related financial instruments and higher interest and other debt expense, net, partially offset by higher operating income, higher earnings from Altria’s equity investments in Cronos and ABI and favorable tax items. Diluted and basic net losses per share attributable to Altria of $0.70, each decreased by 100.0%+, due to lower net earnings attributable to Altria, partially offset by fewer shares outstanding.
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
Earnings from Altria’s equity investment in ABI, which increased $358 million (67.3%), were positively impacted by ABI special items.
Altria’s effective income tax rate increased 29.5 percentage points to an effective income tax provision rate of 25.4%, substantially all of which was due to the Tax Reform Act. For further discussion, see Note 15.

Net earnings attributable to Altria of $6,963 million decreased $3,259 million (31.9%), due primarily to a higher effective income tax rate, lower operating income and a 2017 gain on the ABI Transaction, partially offset by higher earnings from Altria’s equity investment in ABI. Basic and diluted EPS attributable to Altria of $3.69 and $3.68, respectively, decreased by 30.5% and 30.7%, respectively, due to lower net earnings attributable to Altria, partially offset by fewer shares outstanding.

Operating Results by Business Segment
Tobacco Space
Business Environment
Summary
The U.S. tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of Altria’s tobacco subsidiaries and investees and Altria’s consolidated results of operations, cash flows or financial position. These challenges, some of which are discussed in more detail below in Note 19, Item 1A and Item 3, include:

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

▪
changes in adult tobacco consumer purchase behavior, which is influenced by various factors such as economic conditions, excise taxes and price gap relationships, may result in adult tobacco consumers switching to discount products or other lower-priced tobacco products;

▪
the highly competitive nature of the tobacco categories in which Altria’s tobacco subsidiaries operate, including competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation;

▪	illicit trade in tobacco products; and

▪	potential adverse changes in prices, availability and quality of tobacco, other raw materials and components.
In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria’s tobacco subsidiaries. Altria’s tobacco subsidiaries believe that a significant number of adult tobacco consumers switch among tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products and oral nicotine pouches. In fact, a growing number of adult smokers are converting from cigarettes to exclusive use of non-combustible tobacco product alternatives. The e-vapor category has experienced significant growth in recent years, and the number of adults who exclusively use e-vapor products also has increased which, along with growth in oral nicotine pouches, has negatively impacted consumption levels and sales volume of cigarettes and smokeless tobacco.(1) Continued growth in the e-vapor category may be negatively impacted by legislative and regulatory activities discussed below. Based on the accelerated adult smoker movement across categories and the federal government raising the legal age to purchase tobacco products to 21, as discussed below under Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products, Altria expects the U.S. adjusted cigarette industry volume for 2020 to decline by 4% - 6%. Due to the expected continued volatility across tobacco categories, Altria is no longer providing a multi-year forecast for U.S. cigarette industry volume decline. Altria and its tobacco subsidiaries believe the innovative tobacco product categories will continue to be dynamic as adult tobacco consumers explore a variety of tobacco product options and as the regulatory environment for these innovative tobacco products evolves.
___________________________
(1) “Smokeless tobacco,” as used in this section of this Annual Report on Form 10-K, refers to smokeless tobacco products first regulated by the FDA in 2009. It excludes oral nicotine pouches, which were first regulated by the FDA in 2016.

Altria and its tobacco subsidiaries work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the U.S. through innovation and adjacency growth strategies (including, where appropriate, arrangements with, or investments in, third parties).
FSPTCA and FDA Regulation
▪The Regulatory Framework: The FSPTCA expressly establishes certain restrictions and prohibitions on our tobacco businesses and authorizes or requires further FDA action. Under the FSPTCA, the FDA has broad authority to (1) regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of tobacco products; (2) require disclosures of related information; and (3) enforce the FSPTCA and related regulations. The FSPTCA applies to cigarettes, cigarette tobacco and smokeless tobacco products, and as of 2016, Other Tobacco Products. See FDA Regulatory Actions - Deeming Regulations below.
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

▪
changes the language of the cigarette and smokeless tobacco product health warnings, enlarges their size and requires the development by the FDA of graphic warnings for cigarettes, establishes warning requirements for Other Tobacco Products and gives the FDA the authority to require new warnings for any type of tobacco products (see FDA Regulatory Actions - Graphic Warnings below);

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
▪Pre-Market Review Pathways for Tobacco Products, Including Substantial Equivalence: The FSPTCA permits the sale of tobacco products that were commercially marketed as of February 15, 2007, and for which no modifications have been made to the products since that date (“Grandfathered Products”). For new and modified tobacco products, however, the FSPTCA imposes restrictions on marketing, requiring FDA review and authorization before marketing a new or modified product. Specifically, cigarettes, cigarette tobacco and smokeless tobacco products modified or first introduced into the market after March 22, 2011, and Other Tobacco Products modified or first introduced into the market after August 8, 2016, are subject to new tobacco product application and pre-market review and authorization requirements unless a manufacturer can demonstrate they are “substantially equivalent” to products commercially marketed as of February 15, 2007. The FDA could deny any such new tobacco product application or determine lack of substantial equivalence, thereby preventing the distribution and sale of any product affected by such denial. A manufacturer is permitted, however, to introduce Grandfathered Products into the marketplace.
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
▪FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation: In July 2017, the FDA announced a comprehensive plan for tobacco and nicotine regulation designed to strike a balance between regulation and encouraging the development of innovative tobacco products that may be less risky than cigarettes. Since then, the FDA has issued additional information about its comprehensive plan in response to concerns associated with the rise in the use of e-vapor products by youth, and the potential youth appeal of flavored tobacco products. The FDA said it is monitoring youth tobacco usage rates, particularly e-vapor product use, and exercised its regulatory authority by implementing measures designed to decrease youth tobacco use, including the removal of certain e-vapor products from the market (see FDA Regulatory Actions - Underage Access and Use of Certain Tobacco Products below).
Major components of the FDA’s comprehensive plan include the following:

▪
issuing advance notices of proposed rulemaking (“ANPRM”) relating to potential product standards for nicotine in cigarettes, flavors in all tobacco products (including menthol in cigarettes and characterizing flavors in all cigars); and, for e-vapor products, protection against known public health risks such as concerns about youth exposure to liquid nicotine;

▪	taking actions to restrict youth access to e-vapor products;

▪	establishing content requirements for “new tobacco product” and “modified risk tobacco product” applications;

▪	reconsidering the FDA review processes of substantial equivalence reports for Provisional Products and establishing review processes for e-vapor new product applications; and

▪	revisiting the timelines (previously extended by the FDA) to submit applications for Other Tobacco Products.
See FDA Regulatory Actions below for further discussion.
▪Rulemaking and Guidance: The provisions of the FSPTCA that require the FDA to take action through rulemaking generally involve consideration of public comment and, for some issues, scientific review. As required by the FSPTCA, the FDA has established a tobacco product scientific advisory committee (the “TPSAC”), which consists of voting and non-voting members, to provide advice, reports, information and recommendations to the FDA on certain scientific and health issues relating to tobacco products. TPSAC votes are considered by the FDA, but are not binding. From time to time, the FDA issues guidance, which may be issued in draft or final form, and generally involves public comment. Altria’s tobacco subsidiaries participate actively in processes established by the FDA to develop and implement the FSPTCA’s regulatory framework, including submission of comments to various FDA proposals and participation in public hearings and engagement sessions.
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
The failure to comply with FDA regulatory requirements, even inadvertently, and FDA enforcement actions also could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting the value of Altria’s investment in JUUL.
The FSPTCA imposes user fees on cigarette, cigarette tobacco, smokeless tobacco, cigar and pipe tobacco manufacturers and importers to pay for the cost of regulation and other matters. The FSPTCA does not impose user fees on e-vapor or oral nicotine pouch manufacturers. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation and then among manufacturers and importers within each respective category based on their relative market shares, all as prescribed by the statute and FDA regulations. Payments for user fees are adjusted for several factors, including inflation, market share and industry volume. For a discussion of the impact of the FDA user fee payments on Altria, see Off-Balance Sheet Arrangements and Aggregate Contractual Obligations - Payments Under State Settlement Agreements and FDA Regulation below. In addition, compliance with the FSPTCA’s regulatory requirements has resulted and will continue to result in additional costs for Altria’s tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter or year to date period but could become material, either individually or in the aggregate, to one or more of Altria’s tobacco subsidiaries.
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
▪Final Tobacco Marketing Rule: As required by the FSPTCA, the FDA re-promulgated in March 2010 a wide range of advertising and promotion restrictions in substantially the same form as regulations that were previously adopted in 1996 (but never imposed on tobacco manufacturers due to a United States Supreme Court ruling) (the “Final Tobacco Marketing Rule”). The May 2016 amendments to the Final Tobacco Marketing Rule apply certain provisions to certain “covered tobacco products,” which include cigars, e-vapor products containing nicotine or other tobacco derivatives, pipe tobacco and oral nicotine pouches, but do not include any component or part that is not made or derived from tobacco. The Final Tobacco Marketing Rule as so amended:

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
▪FDA Regulatory Actions

▪
Graphic Warnings: In June 2011, as required by the FSPTCA, the FDA issued its final rule to modify the required warnings that appear on cigarette packages and in cigarette advertisements.  The FSPTCA specifies nine new textual warning statements to be accompanied by color graphics depicting the negative health consequences of smoking.  The graphic health warnings will (i) be located beneath the cellophane, and comprise the top 50% of the front and rear panels of cigarette packages and (ii) occupy 20% of a cigarette advertisement and be located at the top of the advertisement. After a legal challenge to the rule, the FDA announced its plans to propose a new graphic warnings rule in the future.

In March 2019, in a case filed by the American Academy of Pediatrics and other plaintiffs, a federal district court in Massachusetts ordered the FDA to propose a new rule relating to graphic health warnings by August 2019, and to submit the final version of the rule for publication by March 2020. In May 2019, the FDA appealed the district court’s order to the United States Court of Appeals for the First Circuit. Currently, the appeal is stayed pending the FDA’s timely issuance of a final rule on graphic health warnings. In August 2019, the FDA proposed a new graphic warnings rule, which was subject to public comment. PM USA and Nat Sherman filed comments with the FDA. As of February 21, 2020, the FDA has not issued a final rule.
▪Substantial Equivalence and Other New Product Processes/Pathways

▪
Cigarettes and Smokeless Tobacco Products: In general, in order to continue marketing Provisional Products, manufacturers of such products were required to send to the FDA reports demonstrating substantial equivalence by March 22, 2011 for the FDA to determine if such tobacco products are “substantially equivalent” to products commercially available as of February 15, 2007.  Most cigarette and smokeless tobacco products currently marketed by PM USA and USSTC are Provisional Products, as are some of the products currently marketed by Nat Sherman. Altria’s subsidiaries submitted timely substantial equivalence reports for these Provisional Products and can continue marketing these products unless the FDA makes a determination that a specific Provisional Product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products from the marketplace, leaving Altria’s cigarette and smokeless tobacco subsidiaries with the option of marketing other products that have received FDA pre-market authorization or Grandfathered Products.
The FDA has communicated that it will not review a certain subset of Provisional Product substantial equivalence reports and that the products that are the subject of those reports can generally continue to be legally marketed without further FDA review. PM USA and USSTC have Provisional Products included in this subset of products, but also have a number of Provisional Products that will continue to be subject to the substantial equivalence review process. In addition, PM USA and USSTC have submitted, and continue to submit, substantial equivalence reports on products proposed to be marketed after March 22, 2011 (“Non-Provisional Products”).
PM USA and USSTC have received substantial equivalence determinations on certain Provisional and Non-Provisional Products. The Provisional Products that were found to be not substantially equivalent (certain smokeless tobacco products) had been discontinued for business reasons prior to the FDA’s determinations; therefore, the determinations did not impact business results.
While Altria’s cigarette and smokeless tobacco subsidiaries believe all of their current products meet the statutory requirements of the FSPTCA, they cannot predict whether, when or how the FDA ultimately will apply its guidance to their various respective substantial equivalence reports or seek to enforce the law and regulations. Should Altria’s cigarette and smokeless tobacco subsidiaries receive unfavorable determinations on any substantial equivalence reports currently pending with the FDA, they believe they have the ability to replace most of their respective product volumes that could be impacted by these determinations with other products that have received FDA pre-market authorization or with Grandfathered Products.

▪
Other Tobacco Products: In 2016, the FDA said that it would permit manufacturers to continue marketing Other Tobacco Products modified or introduced into the market for the first time between February 15, 2007 and August 8, 2016, until the FDA rendered decisions on the applicable substantial equivalence reports and new tobacco product applications. A number of cigars were on the market as of February 15, 2007, including certain cigars manufactured by Middleton. Therefore, in addition to being able to file new tobacco product applications, certain cigar manufacturers, including Middleton, can file substantial equivalence reports with the FDA for products that were on the market as of August 8, 2016. Few if any e-vapor products or oral nicotine pouches, however, were on the market as of February 15, 2007. Therefore manufacturers of these products may not be able to file substantial equivalence reports with the FDA on e-vapor products or oral nicotine pouches that were on the market as of August 8, 2016. In such cases, manufacturers, including JUUL and Helix, have to file new tobacco product applications that, among other things, demonstrate that the marketing of the products would be appropriate for the protection of the public health.

Previously, the deadlines to file all substantial equivalence reports and new tobacco product applications for combustible Other Tobacco Products, such as cigars and pipe tobacco, and for non-combustible Other Tobacco Products, such as e-vapor products and oral nicotine pouches, were at various points in 2018. The FDA extended these deadlines to August 8, 2021 for combustible Other Tobacco Products and August 8, 2022 for non-combustible Other Tobacco Products through guidance rather than by providing notice and allowing for public comment. In May 2019, in a lawsuit filed by the American Academy of Pediatrics, among other plaintiffs, a federal court in Maryland found that the FDA’s failure to engage in the notice and comment process violated the Administrative Procedures Act. In July 2019, the court ordered that: (1) the FDA require that for Other Tobacco Products on the market as of August 8, 2016, applications must be filed with the FDA by May 12, 2020; (2) at the FDA’s discretion, Other Tobacco Products for which applications are not timely filed will be subject to FDA enforcement action; (3) applications for Other Tobacco Products that are timely filed can remain on the market during FDA review without being subject to FDA enforcement action for up to one year from the date of the application; and (4) on a case-by-case basis, the FDA can exempt Other Tobacco Products from filing requirements for good cause. The court’s ruling did not, however, prevent the FDA from taking enforcement action against Other Tobacco Products prior to the May 12, 2020 filing deadline. The FDA and other parties appealed the court’s ruling to the United States Court of Appeals for the Fourth Circuit. If JUUL is unable to meet the May 12, 2020 filing deadline or if JUUL’s new tobacco product applications are timely filed but subsequently denied, it could adversely affect the value of Altria’s investment in JUUL and have a material adverse effect on Altria’s consolidated financial position or earnings.
Manufacturers of cigars and oral nicotine pouches also must file substantial equivalence reports or new tobacco product applications by the May 12, 2020 filing deadline in order for their products to remain on the market. Middleton has received market authorizations from the FDA that cover a significant portion of its cigar product volume and has filed substantial equivalence reports with the FDA that cover nearly all of its remaining cigar product volume. Middleton continues to prepare and file substantial equivalence reports with the FDA and plans to submit all required filings by the May 12, 2020 filing deadline. Helix plans to file all required new tobacco product applications for its oral nicotine pouches by the May 12, 2020 filing deadline.
Failure of Other Tobacco Product manufacturers, including Middleton, Helix and JUUL, to meet the May 12, 2020 filing deadline for currently marketed products or to ultimately obtain market authorization from the FDA following proper submission, could result in Other Tobacco Products being removed from the market.

In January 2020, in an effort to address youth usage of certain Other Tobacco Products, the FDA issued final guidance (the “January 2020 Final Guidance”) in which it stated that certain cartridge-based, flavored e-vapor products (other than tobacco and menthol flavors) would be prioritized for FDA enforcement action beginning early February 2020; effectively requiring the removal of these products from the market unless these products receive FDA market authorization. E-vapor product manufacturers may still, however, file new tobacco product applications for these products. In its January 2020 Final Guidance, independent of the above-mentioned federal court order, the FDA adopted the May 12, 2020 filing deadline and stated that after that deadline, it would prioritize its enforcement against any e-vapor product (in any format or flavor) offered for sale but for which either no new tobacco product application has been filed or for which an application was timely filed but for which the FDA issued a negative decision. See FDA Regulation - Underage Access and Use of Certain Tobacco Products below for further discussion. The effect of this guidance is to restrict the sale of certain flavored cartridge-based e-vapor products including those manufactured by JUUL, but permit the continued sale (subject to the exceptions discussed above) of other flavored e-vapor products, including flavored disposable e-vapor products. If these other flavored e-vapor products are sold in higher volumes than JUUL’s e-vapor products, it could adversely affect the value of Altria’s investment in JUUL and have a material adverse effect on Altria’s consolidated financial position or earnings.

▪
All Tobacco Products: In March 2019, the FDA issued a proposed rule that would, if finalized, require that all substantial equivalence reports filed after the effective date of the final rule meet certain content and format requirements. Such requirements would not apply to substantial equivalence reports for Provisional Products or to any substantial equivalence report submitted to the FDA before this proposed rule becomes final. Various products marketed by Altria’s tobacco subsidiaries may fall within the scope of this proposed rule if finalized.

In September 2019, the FDA issued a proposed rule in which it set forth requirements for content, format and FDA’s procedures for reviewing new tobacco product applications. PM USA, Nat Sherman, Middleton, USSTC and Helix filed comments with the FDA. As of February 21, 2020, no final rule has issued.
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

▪
Underage Access and Use of Certain Tobacco Products: The FDA announced in September 2018 that it is using its regulatory authority to address underage access and use of e-vapor products. Altria engaged with the FDA on this topic in 2018 before discontinuing its Nu Mark e-vapor business and also after acquiring a 35% economic interest in JUUL in December 2018. Altria reaffirmed to the FDA its ongoing and long-standing investment in underage tobacco use prevention efforts. For example, during 2019, Altria advocated raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels to further address underage tobacco use, which is now federal law. See Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products below for further discussion.

In March 2019, the FDA issued draft guidance (the “March 2019 Draft Guidance”) further reflecting, among other things, its concerns about youth e-vapor use. The FDA finalized this guidance in the form of the January 2020 Final Guidance discussed above, which revises the FDA’s compliance policy and states that the FDA intends to prioritize enforcement action against:

▪	cartridge-based, flavored e-vapor products (other than tobacco and menthol flavors) unless such products have received market authorization from the FDA; and

▪	all e-vapor products (in any format or flavor):

▪	for which a manufacturer has failed or is failing to take adequate measures to prevent access by those under the age of 21 (referred to in the FDA guidance as “minors”);

▪	that are targeted to minors and the marketing for which is likely to promote use of such products by minors; or

▪
offered for sale after the May 12, 2020 filing deadline and for which the manufacturer has either not submitted a pre-market application or for which an application was timely filed but a negative decision on the application was issued by the FDA.

The January 2020 Final Guidance became effective in early February 2020. FDA enforcement action could result in tobacco products that are subject to such action being removed from the market unless and until these products receive pre-market authorization from the FDA. JUUL ceased its sales of all of its cartridge-based, flavored e-vapor products (other than tobacco and menthol) in 2019. If FDA enforcement action is taken against currently marketed JUUL e-vapor products, and a significant number of those products are removed from the market or if the FDA does not ultimately allow for the reintroduction of flavors other than tobacco and menthol, it could adversely affect the value of Altria’s investment in JUUL and have a material adverse effect on Altria’s consolidated financial position or earnings.

▪	Potential Product Standards

▪
Nicotine in cigarettes and potentially other combustible tobacco products: In March 2018, the FDA issued an ANPRM through which it sought comments on the potential public health benefits and any possible adverse effects of lowering nicotine in combustible cigarettes to non-addictive or minimally addictive levels through achievable product standards. Specifically, the FDA sought comments on the consequences of such a product standard, including (i) smokers compensating by smoking more cigarettes to obtain the same level of nicotine as with their current product and (ii) the illicit trade of cigarettes containing nicotine at levels higher than a non-addictive threshold that may be established by the FDA. The FDA also sought comments on whether a nicotine product standard should apply to other combustible tobacco products, including cigars.

This ANPRM process may ultimately lead to the FDA’s development of product standards for nicotine in combustible tobacco products such as cigarettes and cigars. If such regulations were to become final and upheld in the courts, it could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries.

▪
Flavors in tobacco products: In March 2018, the FDA issued an ANPRM seeking comments on the role that flavors (including menthol) in tobacco products play in attracting youth and may play in helping some smokers switch to potentially less harmful forms of nicotine delivery. The FDA previously released its preliminary scientific evaluation on menthol, which states “that menthol cigarettes pose a public health risk above that seen with non-menthol cigarettes.” The FDA’s evaluation followed an earlier report to the FDA from TPSAC on the impact of the use of menthol in cigarettes on the public health and included a recommendation that the “[r]emoval of menthol cigarettes from the marketplace would benefit public health in the United States” and an observation that any ban on menthol cigarettes could lead to an increase in contraband cigarettes and other potential unintended consequences. As discussed above under FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation, the FDA indicated that it is considering proposing rulemaking for a product standard that would seek to ban menthol in combustible tobacco products, including cigarettes and cigars, and that it intends to propose a product standard that would ban characterizing flavors in all cigars. While the FDA has yet to define “characterizing flavors” with respect to cigars, most of Middleton’s cigar products contain added flavors and may be subject to any action by the FDA to ban flavors in cigars. No future action can be taken by the FDA to ban characterizing flavors in all cigars or regulate the manufacture, marketing or sale of menthol cigarettes (including a possible ban) until the completion of a full rulemaking process.

In the March 2019 Draft Guidance, noted above under FDA Regulatory Action - Underage Access and Use of Certain Tobacco Products, the FDA also announced its intention to prioritize enforcement action against flavored cigars (other than tobacco flavor) that either are not Grandfathered Products or have not received market authorization from the FDA to remain on the market. In the January 2020 Final Guidance, the FDA declined to take enforcement action against such cigars before the May 12, 2020 filing deadline. Instead, the FDA reiterated its intention to issue a proposed rule for a product standard banning all cigars with characterizing flavors. In its March 2019 Draft Guidance, the FDA indicated that such a rule would include Grandfathered Products and cigars that have received market authorization from the FDA.
Altria’s tobacco subsidiaries submitted public comments in response to the ANPRM regarding flavors in tobacco products and to the March 2019 Draft Guidance. Any proposed rules ultimately may lead to the FDA banning characterizing flavors in not only cigars, but in all tobacco products including oral nicotine pouches. If these regulations become final and are upheld in the courts, it could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting the value of Altria’s investment in JUUL.

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
Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and February 21, 2020, the weighted-average state cigarette excise tax increased from $0.36 to $1.82 per pack. As of February 21, 2020, no state has increased cigarette excise taxes in 2020, but various increases are under consideration or have been proposed.
A majority of states currently tax smokeless tobacco products using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria’s subsidiaries support legislation to convert ad valorem taxes on smokeless tobacco to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of February 21, 2020, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for smokeless tobacco.
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
An increasing number of states and localities also are imposing excise taxes on e-vapor and oral nicotine pouches. As of February 21, 2020, 21 states, the District of Columbia, Puerto Rico and a number of cities and counties tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, nine states and the District of Columbia tax oral nicotine pouches.
International Treaty on Tobacco Control
The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of February 21, 2020, 180 countries, as well as the European Community, have become parties to the FCTC. While the U.S. is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.
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
State Settlement Agreements
As discussed in Note 19, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. For a discussion of the impact of the State Settlement Agreements on Altria, see Off-Balance Sheet Arrangements and Aggregate Contractual Obligations - Payments Under State Settlement Agreements and FDA Regulation below and Note 19. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.
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

Other International, Federal, State and Local Regulation and Governmental and Private Activity
▪International, Federal, State and Local Regulation: A number of states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including e-vapor and other innovative tobacco products), such as legislation that (1) prohibits the sale of tobacco product categories, such as e-vapor, and/or the sale of tobacco products with certain characterizing flavors, such as menthol cigarettes, (2) requires the disclosure of health information separate from or in addition to federally mandated health warnings and (3) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products (including proposals to ban all tobacco product sales). The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. As of February 21, 2020, 23 states and the District of Columbia have proposed legislation to ban flavors in one or more tobacco products, including e-vapor products, oral nicotine pouches and cigarettes and two states, Massachusetts and New Jersey, have passed such legislation. Additionally, Massachusetts has passed legislation capping the amount of nicotine in e-vapor products. Similar legislation has been proposed in six other states.
In addition to legislation, some state governors have imposed restrictions on tobacco products through executive action. For example, in response to reports of lung injuries and deaths related to e-vapor product use, the governors of eight states exercised executive action to temporarily prohibit either the sale of all e-vapor products or e-vapor products with flavors other than tobacco. Some of those executive actions have been challenged in the courts. Similar executive action and/or proposed legislation is being considered in 12 additional states. Restrictions on e-vapor products also have been instituted or proposed internationally. For example, in September 2019, India instituted a ban on e-vapor products.
Altria’s tobacco subsidiaries have challenged and will continue to challenge certain state and local legislation and other governmental action, including through litigation. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented that could have a material adverse impact on the business and volume of our tobacco subsidiaries and investees, and the consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting the value of Altria’s investment in JUUL.
▪Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products: After a number of states and localities proposed and enacted legislation to increase the minimum age to purchase all tobacco products, including e-vapor products, in December 2019, the federal government passed legislation increasing the minimum age to purchase all tobacco products, including e-vapor products, to 21 nationwide. Although an increase in the minimum age to purchase tobacco products may have a negative impact on sales volume of our tobacco businesses, as discussed above under Underage Access and Use of Certain Tobacco Products, Altria supported raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels, reflecting its longstanding commitment to combat underage tobacco use.
▪Health Effects of Tobacco Products, Including E-vapor Products: Reports with respect to the health effects of smoking have been publicized for many years, including various reports by the U.S. Surgeon General. More recently, there have been public health advisories concerning vaping-related lung injuries and deaths. Altria and its tobacco subsidiaries believe that the public should be guided by the messages of the U.S. Surgeon General and public health authorities worldwide in making decisions concerning the use of tobacco products.
Most jurisdictions within the U.S. have restricted smoking in public places and some have restricted vaping in public places. Some public health groups have called for, and various jurisdictions have adopted or proposed, bans on smoking and vaping in outdoor places, in private apartments and in cars transporting children. It is not possible to predict the results of ongoing scientific research or the types of future scientific research into the health risks of tobacco exposure and the impact of such research on regulation.
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

▪Governmental Investigations: From time to time, Altria, its subsidiaries and investees are subject to governmental investigations on a range of matters. For example, (i) the FTC issued a Civil Investigative Demand to Altria while conducting its antitrust review of Altria’s investment in JUUL seeking information regarding, among other things, Altria’s role in the resignation of JUUL’s former chief executive officer and the hiring by JUUL of any current or former Altria director, executive or employee and (ii) the SEC has commenced an investigation relating to Altria’s disclosures and controls in connection with the JUUL investment. Additionally, JUUL is currently under investigation by various federal and state agencies, including the FDA and the FTC, and state attorneys general. Such investigations vary in scope but at least some appear to include JUUL’s marketing practices, particularly as such practices relate to youth.
Private Sector Activity
An increasing number of retailers, including national chains, have discontinued or are in the process of discontinuing the sale of e-vapor products. Reasons for the discontinuation include reported illnesses related to e-vapor product use and the uncertain regulatory environment. It is possible that this private sector activity could adversely affect the value of Altria’s investment in JUUL and have a material adverse effect on Altria’s consolidated financial position or earnings.
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
Price, Availability and Quality of Tobacco, Other Raw Materials and Component Parts
Shifts in crops (such as those driven by economic conditions and adverse weather patterns), government restrictions and mandated prices, economic trade sanctions, import duties and tariffs, geopolitical instability and production control programs may increase or decrease the cost or reduce the supply or quality of tobacco, other raw materials or component parts used to manufacture our companies’ products. Any significant change in the price, quality or availability of tobacco, other raw materials or component parts used to manufacture our products could restrict our subsidiaries’ ability to continue marketing existing products or impact adult consumer product acceptability and adversely affect our subsidiaries’ profitability and businesses.
With respect to tobacco, as with other agricultural commodities, the price of tobacco leaf can be influenced by economic conditions and imbalances in supply and demand, and crop quality and availability can be influenced by variations in weather patterns, including those caused by climate change. Tobacco production in certain countries is subject to a variety of controls, including government mandated prices and production control programs.  Changes in the patterns of demand for agricultural products and the cost of tobacco production could impact tobacco leaf prices and tobacco supply. Certain types of tobacco are only available in limited geographies, including geographies experiencing political instability, and loss of their availability could impair our subsidiaries’ ability to continue marketing existing products or impact adult tobacco consumer product acceptability.
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

Operating Results
The following table summarizes operating results for the smokeable and smokeless products segments:

	For the Years Ended December 31,
	Net Revenues			Operating Companies Income
(in millions)	2019	2018	2017	2019	2018	2017
Smokeable products	$21,996	$22,297	$22,636	$9,009	$8,408	$8,426
Smokeless products	2,367	2,262	2,155	1,580	1,431	1,306
Total smokeable and smokeless products	$24,363	$24,559	$24,791	$10,589	$9,839	$9,732
Smokeable Products Segment
The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Years Ended December 31,
(sticks in millions)	2019	2018	2017
Cigarettes:
Marlboro	88,473	94,770	99,974
Other premium	4,869	5,552	5,967
Discount	8,457	9,469	10,665
Total cigarettes	101,799	109,791	116,606
Cigars:
Black & Mild	1,641	1,590	1,527
Other	10	11	15
Total cigars	1,651	1,601	1,542
Total smokeable products	103,450	111,392	118,148
Cigarettes shipment volume includes Marlboro; Other premium brands, such as Virginia Slims, Parliament and Benson & Hedges and Nat’s; and Discount brands, which include L&M, Basic and Chesterfield. Cigarettes volume includes units sold as well as promotional units, but excludes units sold for distribution to Puerto Rico, and units sold in U.S. Territories, to overseas military and by Philip Morris Duty Free Inc., none of which, individually or in the aggregate, is material to the smokeable products segment.
The following table summarizes cigarettes retail share performance:

	Retail Share
	For the Years Ended December 31,
	2019	2018	2017
Cigarettes:
Marlboro	43.1%	43.2%	43.5%
Other premium	2.4	2.6	2.7
Discount	4.2	4.4	4.6
Total cigarettes	49.7%	50.2%	50.8%
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
PM USA and Middleton executed the following pricing and promotional allowance actions during 2019, 2018 and 2017:
▪Effective October 20, 2019, PM USA increased the list price on all of its cigarette brands by $0.08 per pack.

▪Effective August 4, 2019, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.04 per five-pack.
▪Effective June 16, 2019, PM USA increased the list price on all of its cigarette brands by $0.06 per pack, except for L&M, which had no list price change.
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
In addition:
▪Effective February 16, 2020, PM USA increased the list price on all of its cigarette brands by $0.08 per pack.
▪Effective January 12, 2020, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.08 per five-pack.
2019 Compared with 2018
Net revenues, which include excise taxes billed to customers, decreased $301 million (1.3%), due primarily to lower shipment volume ($1,780 million), partially offset by higher pricing ($1,497 million), which includes lower promotional investments.
Operating companies income increased $601 million (7.1%), due primarily to higher pricing, which includes lower promotional investments, and lower costs ($420 million), partially offset by lower shipment volume ($996 million), 2018 NPM Adjustment Items ($145 million), and higher per unit settlement charges.
Marketing, administration and research costs for the smokeable products segment include PM USA’s cost of administering and litigating product liability claims. Litigation defense costs are influenced by a number of factors, including the number and types of cases filed, the number of cases tried annually, the results of trials and appeals, the development of the law controlling relevant legal issues, and litigation strategy and tactics. For further discussion on these matters, see Note 19 and Item 3. For the years ended December 31, 2019, 2018 and 2017, product liability defense costs for PM USA were $151 million, $179 million and $179 million, respectively. The factors that have influenced past product liability defense costs are expected to continue to influence future costs. PM USA does not expect future product liability defense costs to be significantly different from product liability defense costs incurred in the last few years.
The smokeable products segment’s reported domestic cigarettes shipment volume decreased 7.3%, driven primarily by the industry’s rate of decline, retail share losses, trade inventory movements and other factors. When adjusted for trade inventory movements and other factors, the smokeable products segment’s domestic cigarettes shipment volume decreased by an estimated 7%. When adjusted for trade inventory movements and other factors, total domestic cigarette industry volumes declined by an estimated 5.5%.
Shipments of premium cigarettes accounted for 91.7% of smokeable products’ reported domestic cigarettes shipment volume for 2019, versus 91.4% for 2018.
Total cigarettes industry discount category retail share was 24.2% in 2019, an increase of 0.4 percentage points versus 2018.
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
PM USA stabilized Marlboro retail share in 2018 at a full-year share of 43.2 share points, unchanged compared to Marlboro’s share in the fourth quarter of 2017.
Smokeless Products Segment
The following table summarizes smokeless products segment shipment volume performance:

	Shipment Volume For the Years Ended December 31,
(cans and packs in millions)	2019	2018	2017
Copenhagen	522.2	531.7	531.6
Skoal	217.8	231.1	241.9
Copenhagen and Skoal	740.0	762.8	773.5
Other	67.0	69.8	67.8
Total smokeless products	807.0	832.6	841.3
Smokeless products shipment volume includes cans and packs sold, as well as promotional units, but excludes international volume and oral nicotine pouch volume, which are currently not material to the smokeless products segment. New types of smokeless products, as well as new packaging configurations of existing smokeless products, may or may not be equivalent to existing MST products on a can-for-can basis. To calculate volumes of cans and packs shipped, one pack of snus, irrespective of the number of pouches in the pack, is assumed to be equivalent to one can of MST.
The following table summarizes smokeless products segment retail share performance (excluding international and oral nicotine pouch volume):

	Retail Share For the Years Ended December 31,
	2019	2018	2017
Copenhagen	34.8%	34.5%	34.0%
Skoal	15.6	16.2	16.7
Copenhagen and Skoal	50.4	50.7	50.7
Other	3.5	3.3	3.2
Total smokeless products	53.9%	54.0%	53.9%
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
USSTC executed the following pricing actions during 2019, 2018 and 2017:
▪Effective October 22, 2019, USSTC increased the list price on its Skoal X-TRA products and select Copenhagen products by $0.09 per can. USSTC also increased the list price on its Husky and Red Seal brands and the balance of its Copenhagen and Skoal products by $0.04 per can.
▪Effective July 23, 2019, USSTC increased the list price on its Skoal X-TRA products and select Copenhagen products by $0.08 per can. USSTC also increased the list price on its Husky and Red Seal brands and the balance of its Copenhagen and Skoal products by $0.03 per can.
▪Effective April 30, 2019, USSTC increased the list price on its Skoal X-TRA products and select Copenhagen products by $0.17 per can.  USSTC also increased the list price on its Husky and Red Seal brands and its Copenhagen and Skoal popular price products by $0.12 per can.  In addition, USSTC increased the list price on the balance of its Copenhagen and Skoal products by $0.07 per can.

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
In addition, effective February 18, 2020, USSTC increased the list price on its Skoal X-TRA products by $0.56 per can. USSTC also increased the list price on its Skoal Blend products by $0.16 cents per can and increased the list price on its Husky, Red Seal and Copenhagen brands and the balance of its Skoal products by $0.07 per can.
2019 Compared with 2018
Net revenues, which include excise taxes billed to customers, increased $105 million (4.6%), due primarily to higher pricing ($197 million), which includes lower promotional investments, partially offset by lower shipment volume ($98 million). Operating companies income increased $149 million (10.4%), due primarily to higher pricing, which includes lower promotional investments, and lower costs, partially offset by lower shipment volume ($87 million).
The smokeless products segment’s reported domestic shipment volume declined 3.1%, driven primarily by the industry’s rate of decline, calendar differences, retail share losses and other factors, partially offset by trade inventory movements. When adjusted for trade inventory movements and calendar differences, the smokeless products segment’s domestic shipment volume declined an estimated 3%.
The smokeless products category industry volume declined an estimated 1% over the six months ended December 31, 2019.
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
The smokeless products category industry volume declined an estimated 1.5% over the six months ended December 31, 2018.

Wine Segment
Business Environment
Ste. Michelle is a leading producer of Washington state wines, primarily Chateau Ste. Michelle and 14 Hands, and owns wineries in or distributes wines from several other domestic and foreign wine regions. Ste. Michelle holds an 85% ownership interest in Michelle-Antinori, LLC, which owns Stag’s Leap Wine Cellars in Napa Valley. Ste. Michelle also owns Conn Creek in Napa Valley, Patz & Hall in Sonoma and Erath in Oregon. In addition, Ste. Michelle imports and markets Antinori and Villa Maria Estate wines and Champagne Nicolas Feuillatte in the United States. Key elements of Ste. Michelle’s strategy are expanded domestic distribution of its wines, especially in certain account categories such as restaurants, wholesale clubs, supermarkets, wine shops and mass merchandisers, and a focus on improving product mix to higher-priced, premium products. Ste. Michelle works to meet evolving adult consumer preferences over time by developing, marketing and distributing products through innovation.
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
Adult consumer preferences among alcohol categories and within the wine category can shift due to a variety of factors, including changes in taste preferences, demographics or social trends, and changes in leisure, dining and beverage consumption patterns. Evolving adult consumer preferences pose challenges to the wine category, which has seen slowing volume growth in the premium wine category and increases in inventory levels.

Federal, state and local governmental agencies regulate the beverage alcohol industry through various means, including licensing requirements, pricing rules, labeling and advertising restrictions, and distribution and production policies. Further regulatory restrictions or additional excise or other taxes on the manufacture and sale of alcoholic beverages could have an adverse effect on Ste. Michelle’s wine business.

Operating Results
The following table summarizes operating results for the wine segment:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Net revenues	$689	$691	$698
Operating companies income (loss)	$(3)	$50	$146
2019 Compared with 2018
Net revenues, which include excise taxes billed to customers, were essentially unchanged as higher promotional investments were mostly offset by higher shipment volume and favorable premium mix. Operating companies income decreased $53 million (100.0%+), due primarily to the 2019 impairment of the wine segment goodwill ($74 million), higher costs and higher promotional investments, partially offset by the 2018 impairment of the Columbia Crest trademark ($54 million).
For 2019, Ste. Michelle’s reported wine shipment volume of 8,294 thousand cases increased 0.6%.
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

Financial Review
Net Cash Provided by/Used in Operating Activities
During 2019, net cash provided by operating activities was $7.8 billion compared with $8.4 billion during 2018. This decrease was due primarily to the following:

▪	lower payments of settlement charges in 2018;

▪	lower dividends received from ABI; and

▪	higher payments of interest on long-term debt in 2019;
partially offset by:

▪	lower costs as a result of the cost reduction program announced in December 2018, net of cash paid under this program in 2019; and

▪	lower federal income tax payments in 2019.
During 2018, net cash provided by operating activities was $8.4 billion compared with $4.9 billion during 2017. This increase was due primarily to lower payments of settlement charges and income taxes in 2018.
Altria had a working capital deficit at December 31, 2019 and 2018. Altria’s management believes that Altria has the ability to fund working capital deficits with cash provided by operating activities and/or short-term borrowings under its commercial paper program and borrowings through its access to credit and capital markets.
Net Cash Provided by/Used in Investing Activities
During 2019, net cash used in investing activities was $2.4 billion compared with $13.0 billion during 2018. This decrease was due primarily to the following:

▪	Altria’s $12.8 billion investment in JUUL in 2018;
partially offset by:

▪	Altria’s $1.9 billion investment in Cronos in 2019; and

▪	Helix’s acquisition of the Burger Group in 2019.

During 2018, net cash used in investing activities was $13.0 billion compared with $0.5 billion during 2017. This increase was due primarily to Altria’s $12.8 billion investment in JUUL in 2018.
Capital expenditures for 2019 increased 3.4% to $246 million. Capital expenditures for 2020 are expected to be in the range of $225 million to $275 million, and are expected to be funded from operating cash flows.
Net Cash Provided by/Used in Financing Activities
During 2019, net cash used in financing activities was $4.7 billion compared with net cash provided by financing activities of $4.7 billion during 2018. This change was due primarily to the following:

▪	proceeds of $12.8 billion from short-term borrowings in 2018;

▪	repayments of $12.8 billion of short-term borrowings in 2019;

▪	higher dividends paid during 2019; and

▪	higher repayments of long-term debt at maturity in 2019;
partially offset by:

▪	proceeds of $16.3 billion from the issuance of long-term senior unsecured notes during 2019; and

▪	lower repurchases of common stock during 2019.
During 2018, net cash provided by financing activities was $4.7 billion compared with net cash used in financing activities of $7.8 billion during 2017. This change was due primarily to the following:

▪	$12.8 billion of short-term borrowings used to finance Altria’s investment in JUUL in 2018; and

▪	lower repurchases of common stock during 2018;
partially offset by:

▪	higher dividends paid during 2018; and

▪	$0.9 billion repayment of Altria senior unsecured notes at scheduled maturity in 2018.
Debt and Liquidity
Credit Ratings - Altria’s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under Altria’s credit agreement is discussed in Note 9. See the discussion in Item 1A regarding the potential adverse impact of certain events on Altria’s credit ratings.
At December 31, 2019, the credit ratings and outlook for Altria’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s Investor Service, Inc. (“Moody’s”)	P-2	A3	Negative
Standard & Poor’s Ratings Services (“Standard & Poor’s”)	A-2	BBB	Stable
Fitch Ratings Ltd. (“Fitch”)	F2	BBB	Stable
Credit Lines - From time to time, Altria has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs. At December 31, 2019 and 2018, Altria had no short-term borrowings under its commercial paper program.
In December 2018, Altria entered into a senior unsecured term loan agreement (the “Term Loan Agreement”) in connection with its investments in JUUL and Cronos. At December 31, 2018, Altria had aggregate short-term borrowings under the Term Loan Agreement of $12.8 billion at an interest rate of approximately 3.5%. Borrowings under the Term Loan Agreement were set to mature on December 19, 2019. In February 2019, Altria repaid all of the outstanding $12.8 billion of short-term borrowings under the Term Loan Agreement with net proceeds from the issuance of long-term senior unsecured notes. Upon such repayment, the Term Loan Agreement terminated in accordance with its terms. For further discussion, see the Debt section below.
At December 31, 2019, Altria had in place a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement, which is used for general corporate purposes, provides for borrowings up to an aggregate principal amount of $3.0 billion. The Credit Agreement expires on August 1, 2023 and includes an option, subject to certain conditions, for Altria to extend the Credit Agreement for two additional one-year periods. At December 31, 2019 and 2018, Altria had no borrowings under the Credit Agreement. At December 31, 2019, credit available to Altria under the Credit Agreement was $3.0 billion.
At December 31, 2019, Altria was in compliance with its covenants associated with the Credit Agreement. Altria expects to continue to meet its covenants associated with the Credit Agreement. For further discussion, see Note 9.
Any commercial paper issued by Altria and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 20. Condensed Consolidating Financial Information to the consolidated financial statements in Item 8 (“Note 20”).
Financial Market Environment - Altria believes it has adequate liquidity and access to financial resources to meet its anticipated obligations and ongoing business needs in the foreseeable future. Altria monitors the credit quality of its bank group and is not aware of any potential non-performing credit provider in that group. Altria believes the lenders in its bank group will be willing and able to advance funds in accordance with their legal obligations. See Item 1A for the risk factor relating to disruption and uncertainty in the credit and capital markets.
Debt - At December 31, 2019 and 2018, Altria’s total debt was $28.0 billion and $25.7 billion, respectively. The increase in debt was due to Altria’s February 2019 issuance of long-term senior unsecured notes, partially offset by the repayment in full in February 2019 of $12.8 billion of short-term borrowings under the Term Loan Agreement and the repayment in full of $1.1 billion of long-term senior unsecured notes at scheduled maturity in August 2019.
All of Altria’s long-term debt outstanding at December 31, 2019 and 2018 was fixed-rate debt. The weighted-average coupon interest rate on total long-term debt was approximately 4.2% and 4.6% at December 31, 2019 and 2018, respectively.
In February 2019, Altria issued USD and Euro denominated long-term senior unsecured notes in the aggregate principal amounts of $11.5 billion and €4.25 billion, respectively. Altria immediately converted the proceeds of the Euro denominated notes into USD of $4.8 billion. The net proceeds from the Euro notes and a portion of the net proceeds from the USD notes were used to repay in full the $12.8 billion of short-term borrowings under the Term Loan Agreement. The remaining net proceeds from the USD notes were used to finance Altria’s investment in Cronos in the first quarter of 2019 and for other general corporate purposes. Altria designated its Euro denominated notes as a net investment hedge of its investment in ABI.
In January 2020, Altria repaid in full at maturity notes in the aggregate principal amount of $1.0 billion.
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
Guarantees and Other Similar Matters - As discussed in Note 19, Altria and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at December 31, 2019. From time to time, subsidiaries of Altria also issue lines of credit to affiliated entities. In addition, as discussed in Note 20, PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under its Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity. For further discussion regarding Altria’s liquidity, see the Debt and Liquidity section above.

Aggregate Contractual Obligations - The following table summarizes Altria’s contractual obligations at December 31, 2019:

	Payments Due
(in millions)	Total	2020	2021 - 2022	2023 - 2024	2025 and Thereafter
Long-term debt (1)	$28,275	$1,000	$4,400	$4,152	$18,723
Interest on borrowings (2)	17,923	1,194	2,182	1,909	12,638
Operating leases (3)	196	53	72	28	43
Purchase obligations: (4)
Inventory and production costs	4,038	1,039	1,343	761	895
Other	886	585	247	54	—
	4,924	1,624	1,590	815	895
Other long-term liabilities (5)	1,944	81	180	198	1,485
	$53,262	$3,952	$8,424	$7,102	$33,784
(1) Amounts represent the expected cash payments of Altria’s long-term debt.
(2) Amounts represent the expected cash payments of Altria’s interest expense on its long-term debt. Interest on Altria’s long-term debt, which was all fixed-rate debt at December 31, 2019, is presented using the stated coupon interest rate. Amounts exclude the amortization of debt discounts and debt issuance costs, the amortization of loan fees and fees for lines of credit that would be included in interest and other debt expense, net in the consolidated statements of earnings.
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
(5) Other long-term liabilities primarily consist of accrued postretirement health care costs and certain accrued pension costs. The amounts included in the table above for accrued pension costs consist of the actuarially determined anticipated minimum funding requirements for each year from 2020 through 2024. Contributions beyond 2024 cannot be reasonably estimated and, therefore, are not included in the table above. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued postemployment costs, income taxes and tax contingencies, and other accruals. Altria is unable to estimate the timing of payments for these items.
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
Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 19, PM USA and Nat Sherman have entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, PM USA, Middleton, Nat Sherman and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Altria’s subsidiaries recorded approximately $4.5 billion, $4.5 billion and $4.7 billion of charges to cost of sales for each of the years ended December 31, 2019, 2018 and 2017, respectively, in connection with the State Settlement Agreements and FDA user fees. For further discussion of the resolutions of certain disputes with states and territories related to the NPM Adjustment provision under the MSA, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 19.
Based on current agreements, 2019 market share and estimated annual industry volume decline rates, the estimated amounts that Altria’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees approximate $4.5 billion in 2020 and $4.4 billion each year thereafter. These amounts exclude the potential impact of the NPM Adjustment provision applicable under the MSA and the revised NPM Adjustment provisions applicable under the resolutions of the NPM Adjustment disputes.
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
Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of December 31, 2019, PM USA had posted appeal bonds totaling $43 million, which have been collateralized with restricted cash that are included in assets on the consolidated balance sheet.
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
Equity and Dividends
As discussed in Note 12. Stock Plans to the consolidated financial statements in Item 8, during 2019 Altria granted an aggregate of 0.7 million restricted stock units and 0.2 million performance stock units to eligible employees.
At December 31, 2019, the number of shares to be issued upon vesting of restricted stock units and performance stock units was not significant.
Dividends paid in 2019 and 2018 were approximately $6.1 billion and $5.4 billion, respectively, an increase of 12.1%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria under its share repurchase programs.
During the third quarter of 2019, the Board of Directors approved a 5% increase in the quarterly dividend rate to $0.84 per share of Altria common stock versus the previous rate of $0.80 per share. Altria expects to continue to maintain a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. The current annualized dividend rate is $3.36 per share. Future dividend payments remain subject to the discretion of the Board of Directors.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rates
At December 31, 2019 and 2018, the fair value of Altria’s long-term debt, all of which is fixed-rate debt, was $30.7 billion and $12.5 billion, respectively. The fair value of Altria’s long-term debt is subject to fluctuations resulting from changes in market interest rates. A 1% increase in market interest rates at December 31, 2019 and 2018 would decrease the fair value of Altria’s long-term debt by approximately $2.4 billion and $0.8 billion, respectively. A 1% decrease in market interest rates at December 31, 2019 and 2018 would increase the fair value of Altria’s long-term debt by approximately $2.7 billion and $0.9 billion, respectively.
Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”), or a mutually agreed upon benchmark rate, plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria’s long-term senior unsecured debt ratings at December 31, 2019 for borrowings under the Credit Agreement was 1.0%. At December 31, 2019 and 2018, Altria had no borrowings under the Credit Agreement.
Equity Price Risk
The estimated fair values of the Fixed-price Preemptive Rights and the Cronos warrant are subject to equity price risk. The Fixed-price Preemptive Rights and warrant are recorded at fair value, which is estimated using Black-Scholes option-pricing models. The fair values of the Fixed-price Preemptive Rights and Cronos warrant are subject to fluctuations resulting from changes in the quoted market price of Cronos shares, the underlying equity security.
At December 31, 2019, the fair values of the Fixed-price Preemptive Rights and Cronos warrant were $69 million and $234 million, respectively. A 10% increase or decrease in the quoted market price of Cronos shares at December 31, 2019 would increase or decrease the fair values of the Fixed-price Preemptive Rights and Cronos warrant by approximately $13 million and $37 million, respectively.

Item 8. Financial Statements and Supplementary Data.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions of dollars)
________________________

at December 31,	2019	2018
Assets
Cash and cash equivalents	$2,117	$1,333
Receivables	152	142
Inventories:
Leaf tobacco	874	940
Other raw materials	192	186
Work in process	696	647
Finished product	531	558
	2,293	2,331
Income taxes	116	167
Other current assets	146	326
Total current assets	4,824	4,299

Property, plant and equipment, at cost:
Land and land improvements	353	309
Buildings and building equipment	1,461	1,442
Machinery and equipment	2,998	2,981
Construction in progress	262	218
	5,074	4,950
Less accumulated depreciation	3,075	3,012
	1,999	1,938

Goodwill	5,177	5,196
Other intangible assets, net	12,687	12,279
Investments in equity securities	23,581	30,496
Other assets	1,003	1,251
Total Assets	$49,271	$55,459

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
____________________________________________

at December 31,	2019	2018
Liabilities
Short-term borrowings	$—	$12,704
Current portion of long-term debt	1,000	1,144
Accounts payable	325	399
Accrued liabilities:
Marketing	393	586
Settlement charges	3,346	3,454
Other	1,545	1,403
Dividends payable	1,565	1,503
Total current liabilities	8,174	21,193

Long-term debt	27,042	11,898
Deferred income taxes	5,083	4,993
Accrued pension costs	473	544
Accrued postretirement health care costs	1,797	1,749
Other liabilities	345	254
Total liabilities	42,914	40,631
Contingencies (Note 19)
Redeemable noncontrolling interest	38	39
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,970	5,961
Earnings reinvested in the business	36,539	43,962
Accumulated other comprehensive losses	(2,864)	(2,547)
Cost of repurchased stock (947,979,763 shares at December 31, 2019 and 931,903,722 shares at December 31, 2018)	(34,358)	(33,524)
Total stockholders’ equity attributable to Altria	6,222	14,787
Noncontrolling interests	97	2
Total stockholders’ equity	6,319	14,789
Total Liabilities and Stockholders’ Equity	$49,271	$55,459

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Earnings (Losses)
(in millions of dollars, except per share data)
____________________________________

for the years ended December 31,	2019	2018	2017
Net revenues	$25,110	$25,364	$25,576
Cost of sales	7,085	7,373	7,531
Excise taxes on products	5,314	5,737	6,082
Gross profit	12,711	12,254	11,963
Marketing, administration and research costs	2,226	2,756	2,338
Asset impairment and exit costs	159	383	32
Operating income	10,326	9,115	9,593
Interest and other debt expense, net	1,280	665	705
Net periodic benefit (income) cost, excluding service cost	(37)	(34)	37
Earnings from equity investments	(1,725)	(890)	(532)
Impairment of JUUL equity securities	8,600	—	—
Loss on Cronos-related financial instruments	1,442	—	—
(Gain) loss on ABI/SABMiller business combination	—	33	(445)
Earnings (losses) before income taxes	766	9,341	9,828
Provision (benefit) for income taxes	2,064	2,374	(399)
Net earnings (losses)	(1,298)	6,967	10,227
Net (earnings) losses attributable to noncontrolling interests	5	(4)	(5)
Net earnings (losses) attributable to Altria	$(1,293)	$6,963	$10,222
Per share data:
Basic earnings (losses) per share attributable to Altria	$(0.70)	$3.69	$5.31
Diluted earnings (losses) per share attributable to Altria	$(0.70)	$3.68	$5.31

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings (Losses)
(in millions of dollars)
_______________________

for the years ended December 31,	2019	2018	2017
Net earnings (losses)	$(1,298)	$6,967	$10,227
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	(24)	68	209
ABI	(319)	(309)	(54)
Currency translation adjustments and other	26	(1)	—
Other comprehensive earnings (losses), net of deferred income taxes	(317)	(242)	155

Comprehensive earnings (losses)	(1,615)	6,725	10,382
Comprehensive (earnings) losses attributable to noncontrolling interests	5	(4)	(5)
Comprehensive earnings (losses) attributable to Altria	$(1,610)	$6,721	$10,377

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions of dollars)
__________________

for the years ended December 31,	2019	2018	2017
Cash Provided by (Used in) Operating Activities
Net earnings (losses)	$(1,298)	$6,967	$10,227
Adjustments to reconcile net earnings (losses) to operating cash flows:
Depreciation and amortization	226	227	209
Deferred income tax provision (benefit)	(95)	(57)	(3,126)
Earnings from equity investments	(1,725)	(890)	(532)
(Gain) loss on ABI/SABMiller business combination	—	33	(445)
Dividends from ABI	396	657	806
Loss on Cronos-related financial instruments	1,442	—	—
Impairment of JUUL equity securities	8,600	—	—
Asset impairment and exit costs, net of cash paid	41	354	(38)
Cash effects of changes:
Receivables	(8)	—	10
Inventories	42	(129)	(171)
Accounts payable	(79)	27	(55)
Income taxes	89	218	(294)
Accrued liabilities and other current assets	11	(21)	(85)
Accrued settlement charges	(108)	980	(1,259)
Pension and postretirement plans contributions	(56)	(41)	(294)
Pension provisions and postretirement, net	(52)	(13)	(11)
Other, net	411	79	(41)
Net cash provided by (used in) operating activities	7,837	8,391	4,901
Cash Provided by (Used in) Investing Activities
Capital expenditures	(246)	(238)	(199)
Acquisitions of businesses and assets	(421)	(15)	(415)
Investment in JUUL	(5)	(12,800)	—
Investment in Cronos	(1,899)	—	—
Other, net	173	65	147
Net cash provided by (used in) investing activities	(2,398)	(12,988)	(467)

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
__________________

	for the years ended December 31,	2019	2018	2017
	Cash Provided by (Used in) Financing Activities
	Proceeds from short-term borrowings	$—	$12,800	$—
	Repayment of short-term borrowings	(12,800)	—	—
	Long-term debt issued	16,265	—	—
	Long-term debt repaid	(1,144)	(864)	—
	Repurchases of common stock	(845)	(1,673)	(2,917)
	Dividends paid on common stock	(6,069)	(5,415)	(4,807)
	Other, net	(119)	(132)	(47)
	Net cash provided by (used in) financing activities	(4,712)	4,716	(7,771)
	Cash, cash equivalents and restricted cash:
	Increase (decrease)	727	119	(3,337)
	Balance at beginning of year	1,433	1,314	4,651
	Balance at end of year	$2,160	$1,433	$1,314
Cash paid:	Interest	$1,102	$704	$696
	Income taxes	$1,977	$2,307	$3,036
The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported on Altria’s consolidated balance sheets:

	at December 31,	2019	2018	2017
	Cash and cash equivalents	$2,117	$1,333	$1,253
	Restricted cash included in other current assets (1)	—	57	25
	Restricted cash included in other assets (1)	43	43	36
	Cash, cash equivalents and restricted cash	$2,160	$1,433	$1,314
(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 19. Contingencies.

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in millions of dollars, except per share data)
____________________________________

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non- controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2016	$935	$5,893	$36,906	$(2,052)	$(28,912)	$3	$12,773
Net earnings (losses) (1)	—	—	10,222	—	—	—	10,222
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	155	—	—	155
Stock award activity	—	59	—	—	(35)	—	24
Cash dividends declared ($2.54 per share)	—	—	(4,877)	—	—	—	(4,877)
Repurchases of common stock	—	—	—	—	(2,917)	—	(2,917)
Balances, December 31, 2017	935	5,952	42,251	(1,897)	(31,864)	3	15,380
Reclassification due to adoption of ASU 2018-02 (2)	—	—	408	(408)	—	—	—
Net earnings (losses) (1)	—	—	6,963	—	—	—	6,963
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(242)	—	—	(242)
Stock award activity	—	9	—	—	13	—	22
Cash dividends declared ($3.00 per share)	—	—	(5,660)	—	—	—	(5,660)
Repurchases of common stock	—	—	—	—	(1,673)	—	(1,673)
Other	—	—	—	—	—	(1)	(1)
Balances, December 31, 2018	935	5,961	43,962	(2,547)	(33,524)	2	14,789
Net earnings (losses) (1)	—	—	(1,293)	—	—	(7)	(1,300)
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(317)	—	—	(317)
Stock award activity	—	9	—	—	11	—	20
Cash dividends declared ($3.28 per share)	—	—	(6,130)	—	—	—	(6,130)
Repurchases of common stock	—	—	—	—	(845)	—	(845)
Issuance of noncontrolling interest in Helix	—	—	—	—	—	88	88
Other	—	—	—	—	—	14	14
Balances, December 31, 2019	$935	$5,970	$36,539	$(2,864)	$(34,358)	$97	$6,319

(1) Amounts attributable to noncontrolling interests for each of the years ended December 31, 2019, 2018 and 2017 exclude net earnings of $2 million, $4 million and $5 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the consolidated balance sheets at December 31, 2019, 2018 and 2017.
(2) In 2018, Altria adopted Accounting Standards Update (“ASU”) 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), and reclassified the stranded income tax effects of the 2017 Tax Cuts and Jobs Act (the “Tax Reform Act”) on items with accumulated other comprehensive losses to earnings reinvested in the business.

See notes to consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_______________________________

Note 1.     Background and Basis of Presentation
▪Background: At December 31, 2019, Altria Group, Inc.’s (“Altria”) wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”), which are engaged in the manufacture and sale of super premium cigarettes and the sale of premium cigars; UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of smokeless tobacco products and wine; and Philip Morris Capital Corporation (“PMCC”), which maintains a portfolio of finance assets, substantially all of which are leveraged leases. In addition, Altria owns an 80% interest in Helix Innovations LLC (“Helix”), which is engaged in the manufacture and sale of on! oral nicotine pouches. In December 2018, Altria refocused its innovative product efforts, which included the discontinuation of production and distribution of all e-vapor products by Nu Mark LLC (“Nu Mark”). Prior to that time, Nu Mark was engaged in the manufacture and sale of innovative tobacco products. Other Altria wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria and its subsidiaries. Altria’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At December 31, 2019, Altria’s significant wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
At December 31, 2019, Altria had a 10.1% ownership in Anheuser-Busch InBev SA/NV (“ABI”), which Altria accounts for under the equity method of accounting using a one-quarter lag. Altria receives cash dividends on its interest in ABI and will continue to do so as long as ABI pays dividends.
During the third quarter of 2019, Helix acquired Burger Söhne Holding and its subsidiaries as well as certain affiliated companies (the “Burger Group”) that are engaged in the manufacture and sale of on! oral nicotine pouches. At closing, Altria indirectly owned an 80% interest in Helix, for which Altria paid $353 million in the third quarter of 2019. The financial results of Helix are included in Altria’s consolidated financial statements as part of its smokeless products segment, with the 20% minority ownership interest in Helix (held by the former shareholders of the Burger Group) included as a noncontrolling interest. The final purchase price allocation, which is subject to post-closing adjustments, will be completed by the third quarter of 2020.
In December 2018, Altria, through a wholly-owned subsidiary, purchased shares of non-voting convertible common stock of JUUL Labs, Inc. (“JUUL”), representing a 35% economic interest. JUUL is engaged in the manufacture and sale of e-vapor products globally and is the U.S. leader in e-vapor. At December 31, 2019, Altria had a 35% economic interest in JUUL, which Altria accounts for as an investment in an equity security.
In March 2019, Altria, through a subsidiary, completed its acquisition of a 45% economic and voting interest in Cronos Group Inc. (“Cronos”), a global cannabinoid company headquartered in Toronto, Canada. At December 31, 2019, Altria had a 45% economic and voting interest in Cronos, which Altria accounts for under the equity method of accounting using a one-quarter lag.
For further discussion of Altria’s investments in equity securities, see Note 7. Investments in Equity Securities.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. Significant estimates and assumptions include, among other things, pension and benefit plan assumptions, lives and valuation assumptions for goodwill and other intangible assets, impairment evaluations for equity investments, marketing programs, income taxes, and the estimated residual values of finance leases. Actual results could differ from those estimates.
On January 1, 2019, Altria adopted ASU No. 2016-02, Leases (Topic 842) and all related ASU amendments (collectively “ASU No. 2016-02”), which requires entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Altria has elected to apply the guidance retrospectively at the beginning of the period of adoption. As a result, comparative periods prior to adoption will continue to be presented in accordance with prior lease guidance, including disclosures. The impact of the adoption was not material to Altria’s consolidated financial statements. As a result of the adoption, Altria and its subsidiaries, as lessees, recorded right-of-use assets and lease liabilities of $179 million at January 1, 2019 for its leases, which were all operating leases. There was no cumulative effect adjustment to the opening balance of earnings reinvested in the business. Right-of-use assets and lease liabilities on Altria’s consolidated balance sheet at December 31, 2019 were not materially different than the amounts recorded upon adoption of ASU No. 2016-02.
Additionally, in accordance with ASU No. 2016-02, lessor accounting for leveraged leases that commenced before the January 1, 2019 adoption date of ASU No. 2016-02 is unchanged unless there is a change in the scope of, or the consideration for, such leases. As a result, adoption of ASU No. 2016-02 as it relates to PMCC’s leveraged leases had no impact on Altria’s consolidated financial statements at the adoption date. During 2019, PMCC had no new leases nor any changes in the scope of or the consideration for its existing leveraged leases.
During the fourth quarter of 2019, in conjunction with its annual impairment testing, Altria adopted ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment. For further discussion, see Note 4. Goodwill and Other Intangible Assets, net.
On December 31, 2019, Altria adopted ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU No. 2018-14”), which amends certain defined benefit plan disclosures. The adoption of ASU No. 2018-14 had no impact on the amount of defined benefit plan assets, obligations or expenses recognized by Altria’s businesses. For further discussion, see Note 17. Benefit Plans.
Certain immaterial prior year amounts have been adjusted to conform with the current year’s presentation.

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
Altria conducts a required annual review of goodwill and indefinite-lived intangible assets for potential impairment, and more frequently if an event occurs or circumstances change that would require Altria to perform an interim review. If the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using discounted cash flows, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the fair value of a reporting unit, but is limited to the total amount of goodwill allocated to a reporting unit. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, which is determined using discounted cash flows, the intangible asset is considered impaired and is reduced to fair value in the period identified.
Altria reviews its equity investments accounted for under the equity method of accounting (ABI and Cronos) for impairment by comparing the fair value of each of its investments to their carrying value. If the carrying value of an investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. The factors used to make this determination include the duration and magnitude of the fair value decline, the financial condition and near-term prospects of the investee, and Altria’s intent and ability to hold its investment until recovery.
Altria reviews its equity investment in JUUL (which is accounted for as an equity security without a readily determinable fair value) for impairment by performing a qualitative assessment of impairment indicators. If a qualitative assessment indicates that Altria’s investment in JUUL is impaired, a quantitative assessment is performed. If the quantitative assessment indicates the fair value of the investment is less than its carrying value, the investment is written down to its fair value in the period identified.
▪Derivative Financial Instruments: Altria enters into derivatives to mitigate the potential impact of certain market risks, including foreign currency exchange rate risk. Altria uses various types of derivative financial instruments, including forward contracts, options and swaps.
Derivative financial instruments are recorded at fair value on the consolidated balance sheets as either assets or liabilities. Derivative financial instruments that qualify for hedge accounting are designated as either fair value hedges, cash flow hedges or net investment hedges at the inception of the contracts. For fair value hedges, changes in the fair value of the derivative, as well as the offsetting changes in the fair value of the hedged item, are recorded in the consolidated statements of earnings (losses) each period. For cash flow hedges, changes in the fair value of the derivative are recorded each period in accumulated other comprehensive earnings (losses) and are reclassified to the consolidated statements of earnings (losses) in the same periods in which operating results are affected by the respective hedged item. For net investment hedges, changes in the fair value of the derivative or foreign currency transaction gains or losses on a nonderivative hedging instrument are recorded in accumulated other comprehensive earnings (losses) to offset the change in the value of the net investment being hedged. Such amounts remain in accumulated other comprehensive earnings (losses) until the complete or substantially complete liquidation of the underlying foreign operations occurs or, for investments in foreign entities accounted for under the equity method of accounting, Altria’s economic interest in the underlying foreign entity decreases. Cash flows from hedging instruments are classified in the same manner as the respective hedged item in the consolidated statements of cash flows.
To qualify for hedge accounting, the hedging relationship, both at inception of the hedge and on an ongoing basis, is expected to be highly effective at offsetting changes in the fair value of the hedged risk during the period that the hedge is designated. Altria formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective, the strategy for undertaking the hedge transaction and method for assessing hedge effectiveness. Additionally, for qualified hedges of forecasted transactions, if it becomes probable that a forecasted transaction will not occur, the hedge would no longer be considered effective and all of the derivative gains and losses would be recorded in the consolidated statement of earnings (losses) in the current period.
For financial instruments that are not designated as hedging instruments or do not qualify for hedge accounting, changes in fair value are recorded in the consolidated statements of earnings (losses) each period. Altria does not enter into or hold derivative financial instruments for trading or speculative purposes.
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
Compliance with environmental laws and regulations, including the payment of any remediation and compliance costs or damages and the making of related expenditures, has not had, and is not expected to have, a material adverse effect on Altria’s consolidated results of operations, capital expenditures, financial position or cash flows. See Note 19. Contingencies - Environmental Regulation.
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
Altria recognizes a benefit for uncertain tax positions when a tax position taken or expected to be taken in a tax return is more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Altria recognizes accrued interest and penalties associated with uncertain tax positions as part of the provision for income taxes in its consolidated statements of earnings (losses).

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
▪Litigation Contingencies and Costs: Altria and its subsidiaries record provisions in the consolidated financial statements for pending litigation when it is determined that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Litigation defense costs are expensed as incurred and included in marketing, administration and research costs in the consolidated statements of earnings (losses). See Note 19. Contingencies.
▪Marketing Costs: Altria’s businesses promote their products with consumer incentives, trade promotions and consumer engagement programs. These consumer incentive and trade promotion activities, which include discounts, coupons, rebates, in-store display incentives and volume-based incentives, do not create a distinct deliverable and are, therefore, recorded as a reduction of revenues. Consumer engagement program payments are made to third parties. Altria’s businesses expense these consumer engagement programs, which include event marketing, as incurred and such expenses are included in marketing, administration and research costs in Altria’s consolidated statements of earnings (losses). For interim reporting purposes, Altria’s businesses charge consumer engagement programs and certain consumer incentive expenses to operations as a percentage of sales, based on estimated sales and related expenses for the full year.
▪Revenue Recognition: Altria’s businesses generate substantially all of their revenue from sales contracts with customers. While Altria’s businesses enter into separate sales contracts with each customer for each product type, all sales contracts are similarly structured. These contracts create an obligation to transfer product to the customer. All performance obligations are satisfied within one year; therefore, costs to obtain contracts are expensed as incurred and unsatisfied performance obligations are not disclosed. There is no financing component because Altria expects, at contract inception, that the period between when Altria’s businesses transfer product to the customer and when the customer pays for that product will be one year or less.
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
Altria’s businesses recognize revenues from sales contracts with customers upon shipment of goods when control of such products is obtained by the customer. Altria’s businesses determine that a customer obtains control of the product upon shipment when title of such product and risk of loss transfers to the customer. Altria’s businesses account for shipping and handling costs as fulfillment costs and such amounts are classified as part of cost of sales in Altria’s consolidated statements of earnings (losses). Altria’s businesses record an allowance for returned goods, based principally on historical volume and return rates, which is included in other accrued liabilities on Altria’s consolidated balance sheets. Altria’s businesses record sales incentives, which consist of consumer incentives and trade promotion activities, as a reduction to revenues (a portion of which is based on amounts estimated as being due to wholesalers, retailers and consumers at the end of a period) based principally on historical volume, utilization and redemption rates. Expected payments for sales incentives are included in accrued marketing liabilities on Altria’s consolidated balance sheets.
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
ASU Nos. 2016-13; 2018-19; 2019-04; 2019-05; 2019-10; 2019-11 Measurement of Credit Losses on Financial Instruments (Topic 326)
The guidance replaces the current incurred loss impairment methodology for recognizing credit losses for financial assets with a methodology that reflects the entity’s current estimate of all expected credit losses and requires consideration of a broader range of reasonable and supportable information for estimating credit losses.
		The guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period.	Altria’s adoption of this guidance is not expected to have a material impact on its consolidated financial statements.
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
		The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.	Altria’s adoption of this guidance is not expected to have a material impact on its consolidated financial statements.
ASU 2019-12 Simplifying the Accounting for Income Taxes (Topic 740)	The guidance removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes.	The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is permitted, including adoption in any interim period.	Altria is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
ASU 2020-01 Clarifying the Interactions between Topic 321, Topic 323, and Topic 815	The guidance provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities.	The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is permitted, including adoption in any interim period.	Altria is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Note 3.     Revenues from Contracts with Customers
Altria disaggregates net revenues based on product type. For further discussion, see Note 16. Segment Reporting.
Altria’s businesses offer cash discounts to customers for prompt payment and calculate cash discounts as a percentage of the list price based on historical experience and agreed-upon payment terms. Altria’s businesses record an allowance for cash discounts, which is included as a contra-asset against receivables on Altria’s consolidated balance sheets. There was no allowance for cash discounts at December 31, 2019 and 2018, and there were no differences between amounts recorded as an allowance for cash discounts and cash discounts subsequently given to customers.
Altria’s businesses that receive payments in advance of product shipment record such payments as deferred revenue. These payments are included in other accrued liabilities on Altria’s consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue was $362 million and $288 million at December 31, 2019 and 2018, respectively. When cash is received in advance of product shipment, Altria’s businesses satisfy their performance obligations within three days of receiving payment. At December 31, 2019 and 2018, there were no differences between amounts recorded as deferred revenue and amounts subsequently recognized as revenue.
Receivables, which primarily reflect sales of wine produced and/or distributed by Ste. Michelle, were $152 million and $142 million at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, there were no expected differences between amounts recorded and subsequently received, and Altria’s businesses did not record an allowance for doubtful accounts against these receivables.
Altria’s businesses record an allowance for returned goods, which is included in other accrued liabilities on Altria’s consolidated balance sheets. While all of Altria’s tobacco operating companies sell tobacco products with dates relative to freshness as printed on product packaging, it is USSTC’s policy to accept authorized sales returns from its customers for products that have passed such dates due to the limited shelf life of USSTC’s smokeless tobacco products. Altria’s businesses record estimated sales returns, which are based principally on historical volume and return rates, as a reduction to revenues. Actual sales returns will differ from estimated sales returns to the extent actual results differ from estimated assumptions. Altria’s businesses reflect differences between actual and estimated sales returns in the period in which the actual amounts become known. These differences, if any, have not had a material impact on Altria’s consolidated financial statements. All returned goods are destroyed upon return and not included in inventory. Consequently, Altria’s businesses do not record an asset for their right to recover goods from customers upon return.
Sales incentives include variable payments related to goods sold by Altria’s businesses. Altria’s businesses include estimates of variable consideration as a reduction to revenues upon shipment of goods to customers. The sales incentives that require significant estimates and judgments are as follows:

▪
Price promotion payments- Altria’s businesses make price promotion payments, substantially all of which are made to their retail partners to incent the promotion of certain product offerings in select geographic areas.

▪
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

Note 4. Goodwill and Other Intangible Assets, net
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Smokeable products	$99	$99	$3,071	$3,037
Smokeless products	5,078	5,023	9,196	8,825
Wine	—	74	238	239
Other	—	—	182	178
Total	$5,177	$5,196	$12,687	$12,279

At December 31, 2019 and 2018, the accumulated impairment losses related to goodwill were $185 million and $111 million, respectively.
Other intangible assets consisted of the following:

	December 31, 2019		December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets	$11,676	$—	$11,846	$—
Definite-lived intangible assets	1,275	264	654	221
Total other intangible assets	$12,951	$264	$12,500	$221

At December 31, 2019, indefinite-lived intangible assets consist substantially of trademarks from Altria’s 2009 acquisition of UST ($9.0 billion) and 2007 acquisition of Middleton ($2.6 billion). Definite-lived intangible assets, which consist primarily of intellectual property, customer relationships and certain cigarette trademarks, are amortized over a weighted-average period of 20 years. Pre-tax amortization expense for definite-lived intangible assets during the years ended December 31, 2019, 2018 and 2017, was $44 million, $38 million and $21 million, respectively. In the fourth quarter of 2019, due to a change in estimated useful life, $170 million for an indefinite-lived intangible asset in the smokeable products segment was reclassified to a definite-lived intangible asset, due to an anticipated change in the way the asset will be utilized in the future. Annual amortization expense for each of the next five years is estimated to be approximately $70 million, assuming no additional transactions occur that require the amortization of intangible assets.
The changes in goodwill and net carrying amount of intangible assets were as follows:

	2019		2018
(in millions)	Goodwill	Other Intangible Assets, net	Goodwill	Other Intangible Assets, net
Balance at January 1	$5,196	$12,279	$5,307	$12,400
Changes due to:
Acquisitions (1)	55	451	—	15
Asset impairment	(74)	—	(111)	(98)
Amortization	—	(43)	—	(38)
Balance at December 31	$5,177	$12,687	$5,196	$12,279
(1) Substantially all of the 2019 changes reflect Helix’s acquisition of the Burger Group, which held assets consisting primarily of intellectual property. For further discussion, see Note 1. Background and Basis of Presentation.
During the fourth quarter of 2019, in conjunction with its annual impairment testing, Altria adopted ASU 2017-04, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU

2017-04, an impairment charge is recognized for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized will not exceed the total amount of goodwill allocated to that reporting unit.
During 2019, upon completion of Altria’s annual impairment testing of goodwill and other indefinite-lived intangible assets, Altria concluded that goodwill of $74 million in the wine segment was fully impaired as the wine reporting unit was impacted by a slowing growth rate in the premium wine category and higher inventories.
During 2018, Altria recorded goodwill and other intangible asset impairment charges of $111 million and $44 million, respectively, related to Altria’s decision in the fourth quarter of 2018 to refocus its innovative product efforts, which included Nu Mark’s discontinuation of production and distribution of all e-vapor products.
In addition, during 2018, upon completion of Altria’s annual impairment testing, Altria concluded that the $54 million carrying value of the Columbia Crest trademark in the wine segment was fully impaired as Columbia Crest has been negatively impacted by an accelerated decline in the $7 to $10 premium wine segment, increased competition and reduction in trade support.
During 2017, Altria’s quantitative annual impairment test of goodwill and indefinite-lived intangible assets resulted in no impairment charges.

Note 5. Asset Impairment, Exit and Implementation Costs
Pre-tax asset impairment, exit and implementation costs consisted of the following:

(in millions)	Asset Impairment and Exit Costs			Implementation Costs			Total
For the year ended December 31,	2019	2018	2017	2019 (1)	2018 (2)	2017 (2)	2019	2018	2017
Smokeable products	$59	$79	$4	$33	$1	$17	$92	$80	$21
Smokeless products	9	20	28	5	3	28	14	23	56
Wine (3)	76	54	—	—	—	—	76	54	—
All other	14	227	—	(10)	63	—	4	290	—
General corporate	1	3	—	—	—	—	1	3	—
Total	159	383	32	28	67	45	187	450	77
Plus amounts included in net periodic benefit (income) cost, excluding service cost(4)	29	3	1	—	—	—	29	3	1
Total	$188	$386	$33	$28	$67	$45	$216	$453	$78
(1) Included in cost of sales ($2 million) and marketing, administration and research costs ($26 million) in Altria’s consolidated statement of earnings (losses).
(2) Included in cost of sales in Altria’s consolidated statements of earnings (losses).
(3) Includes impairment of goodwill for the wine reporting unit in 2019 and impairment of the Columbia Crest trademark in 2018. See Note 4. Goodwill and Other Intangible Assets, net.
(4) Represents settlement and curtailment costs. See Note 17. Benefit Plans.
The 2019 pre-tax asset impairment, exit and implementation costs were related to the cost reduction program and the refocus of innovative product efforts discussed below, and the goodwill impairment for the wine reporting unit.
Substantially all of the 2018 pre-tax asset impairment, exit and implementation costs were related to the refocus of innovative product efforts and the cost reduction program discussed below, and the impairment of the Columbia Crest trademark.
The pre-tax asset impairment, exit and implementation costs for 2017 were related to the facilities consolidation discussed below.

The movement in the restructuring liabilities, substantially all of which were severance liabilities, for the years ended December 31, 2019 and 2018 was as follows:

(in millions)
Balances at December 31, 2017	$33
Charges	154
Cash spent	(32)
Balances at December 31, 2018	155
Charges	59
Cash spent	(147)
Balances at December 31, 2019	$67

▪Refocus of Innovative Product Efforts: During the fourth quarter of 2018, Altria refocused its innovative product efforts, which included Nu Mark’s discontinuation of production and distribution of all e-vapor products. During the year ended December 31, 2019, Altria incurred pre-tax charges of $9 million, consisting of asset impairment, exit and implementation costs. During 2018, Altria incurred pre-tax charges of $272 million, consisting of asset impairment and exit costs of $209 million primarily related to the impairment of goodwill and other intangible assets and other charges of $63 million related to inventory write-offs and accelerated depreciation. The pre-tax charges related to the refocus of innovative product efforts have been completed. The majority of the charges related to these efforts did not result in cash payments.
▪Cost Reduction Program: In December 2018, Altria announced a cost reduction program that includes workforce reductions and third-party spending reductions across the businesses. As a result of the cost reduction program, Altria recorded total pre-tax restructuring charges of $254 million, which included employee benefit-related curtailment and settlement costs. Of this amount, Altria incurred pre-tax charges of $133 million in 2019 and $121 million in 2018. The total charges, the majority of which will result in cash expenditures, related primarily to employee separation costs of $202 million and other costs of $52 million. The pre-tax charges related to this cost reduction program have been substantially completed. Cash payments related to this cost reduction program of $136 million were made during the year ended December 31, 2019. There were no cash payments related to this program in 2018.
▪Facilities Consolidation: In October 2016, Altria announced the consolidation of certain of its operating companies’ manufacturing facilities to streamline operations and achieve greater efficiencies. In the first quarter of 2018, Middleton completed the transfer of its Limerick, Pennsylvania operations to the Manufacturing Center site in Richmond, Virginia (“Richmond Manufacturing Center”), and USSTC completed the transfer of its Franklin Park, Illinois operations to its Nashville, Tennessee facility and the Richmond Manufacturing Center. At December 31, 2018, pre-tax charges related to the consolidation were completed.
As a result of the consolidation, Altria recorded total pre-tax charges of $155 million. During 2018 and 2017, Altria recorded pre-tax charges of $6 million and $78 million, respectively. The total charges related primarily to accelerated depreciation and asset impairment ($55 million), employee separation costs ($40 million) and other exit and implementation costs ($60 million).
Cash payments related to the consolidation of $3 million were made during the year ended December 31, 2019, for total cash payments of $100 million since inception. At December 31, 2019, cash payments related to the consolidation were completed.

Note 6. Inventories
The cost of approximately 56% and 58% of inventories at December 31, 2019 and 2018, respectively, was determined using the LIFO method. The stated LIFO amounts of inventories were approximately $0.6 billion and $0.7 billion lower than the current cost of inventories at December 31, 2019 and 2018, respectively.

Note 7. Investments in Equity Securities
Altria’s investments at December 31, 2019 and 2018 consisted of the following:

	Carrying Amount
(in millions)	December 31, 2019	December 31, 2018
ABI	$18,071	$17,696
JUUL	4,205	12,800
Cronos (1)	1,305	—
Total	$23,581	$30,496
(1) Includes investment in Acquired Common Shares ($1,002 million), the Cronos warrant ($234 million) and the Fixed-price Preemptive Rights ($69 million) as discussed further below.
Earnings from equity investments accounted for under the equity method of accounting for the years ended December 31, 2019, 2018 and 2017 consisted of the following:

(in millions)	2019	2018	2017
ABI	$1,229	$890	$532
Cronos (1)	496	—	—
Total	$1,725	$890	$532
(1) Represents Altria’s share of Cronos’s earnings, substantially all of which relate to the change in fair value of Cronos’s derivative financial instruments associated with the issuance of additional shares.
Investment in ABI
At December 31, 2019, Altria had a 10.1% economic and voting interest in ABI, consisting of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. The Restricted Shares:

▪	are unlisted and not admitted to trading on any stock exchange;

▪	are subject to a five-year lock-up (subject to limited exceptions) ending October 10, 2021;

▪	are convertible into ordinary shares of ABI on a one-for-one basis after the end of this five-year lock-up period;

▪	rank equally with ordinary shares of ABI with regards to dividends and voting rights; and

▪	have director nomination rights with respect to ABI.
Altria accounts for its investment in ABI under the equity method of accounting because Altria has the ability to exercise significant influence over the operating and financial policies of ABI, including having active representation on ABI’s Board of Directors (“ABI Board”) and certain ABI Board committees. Through this representation, Altria participates in ABI policy making processes.
Altria reports its share of ABI’s results using a one-quarter lag because ABI’s results are not available in time for Altria to record them in the concurrent period.
Summary financial data of ABI is as follows:

	For Altria’s Year Ended December 31,
(in millions)	2019 (1)	2018 (1)	2017 (1)
Net revenues	$54,187	$55,500	$56,004
Gross profit	$33,735	$34,986	$34,376
Earnings from continuing operations	$10,530	$9,020	$6,769
Net earnings	$10,530	$9,020	$6,845
Net earnings attributable to ABI	$9,189	$7,641	$5,473

	At September 30,
(in millions)	2019 (1)	2018 (1)
Current assets	$27,353	$20,289
Long-term assets	$199,591	$207,921
Current liabilities	$36,819	$32,019
Long-term liabilities	$119,025	$130,812
Noncontrolling interests	$8,765	$7,251
(1) Reflects the one-quarter lag.

At December 31, 2019, Altria’s carrying value of its equity investment in ABI exceeded its share of ABI’s net assets attributable to equity holders of ABI by approximately $11.8 billion. Substantially all of this difference is comprised of goodwill and other indefinite-lived intangible assets (consisting primarily of trademarks).
The fair value of Altria’s equity investment in ABI is based on: (i) unadjusted quoted prices in active markets for ABI’s ordinary shares and was classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets, for the Restricted Shares, and was classified in Level 2 of the fair value hierarchy. Altria may, in certain instances, pledge or otherwise grant a security interest in all or part of its Restricted Shares. In the event the pledgee or security interest holder were to foreclose on the Restricted Shares, the encumbered Restricted Shares will be automatically converted, one-for-one, into ordinary shares. Therefore, the fair value of each Restricted Share is based on the value of an ordinary share.
The fair value of Altria’s equity investment in ABI at December 31, 2019 and 2018 was $16.1 billion (carrying value of $18.1 billion) and $13.1 billion (carrying value of $17.7 billion), respectively, which was less than its carrying value by 11% and 26%, respectively, at December 31, 2019 and 2018. During 2019, the fair value increased and at September 30, 2019, the fair value of Altria’s equity investment in ABI exceeded its carrying value by 4%. In October 2019, the fair value of Altria’s equity investment in ABI declined below its carrying value. Based on Altria’s evaluation of the duration and magnitude of the fair value decline, Altria’s evaluation of ABI’s financial condition and near-term prospects, and Altria’s intent and ability to hold its investment in ABI until recovery, Altria concluded that the decline in fair value of its investment in ABI below its carrying value is temporary and, therefore, no impairment was recorded.
In the fourth quarter of 2019, Altria recorded a net pre-tax gain of $284 million in earnings from equity investments in Altria’s consolidated statement of earnings (losses), related to the completion in September 2019 of ABI’s initial public offering of a minority stake of its Asia Pacific subsidiary, Budweiser Brewing Company APAC Limited.
At September 30, 2019, ABI had derivative financial instruments used to hedge its share price related to 92.4 million of its share commitments. ABI’s share price in Euros at December 31, 2019 and September 30, 2019 was €72.71 and €87.42, respectively. Consistent with the one-quarter lag for reporting ABI’s results in Altria’s financial results, Altria will record its share of ABI’s fourth quarter 2019 mark-to-market losses associated with these derivative financial instruments in the first quarter of 2020.
At September 30, 2016, Altria had an approximate 27% ownership of SABMiller plc (“SABMiller”), which Altria accounted for under the equity method of accounting. In October 2016, Anheuser-Busch InBev SA/NV completed its business combination with SABMiller, and Altria received cash and shares representing a 9.6% ownership in the combined company. For the years ended December 31, 2018 and 2017, Altria recorded pre-tax losses of $33 million and gains of $445 million, respectively, related to the planned completion of the remaining ABI divestitures in (gain) loss on ABI/SABMiller business combination in Altria’s consolidated statements of earnings (losses).
Investment in JUUL
In December 2018, Altria, through a wholly-owned subsidiary, purchased shares of JUUL’s non-voting Class C-1 Common Stock for an aggregate price of $12.8 billion, which will convert automatically to shares of voting Class C Common Stock upon antitrust clearance (“Share Conversion”), and for no additional payment, a security convertible into additional shares of Class C-1 Common Stock or Class C Common Stock, as applicable, upon settlement or exercise of certain JUUL convertible securities (the “JUUL Transaction”). At December 31, 2019 and 2018, Altria owned 35% of the issued and outstanding capital stock of JUUL.
Altria received a broad preemptive right to purchase JUUL shares, exercisable each quarter upon dilution, to maintain its ownership percentage. Altria is subject to a standstill restriction under which it may not acquire additional JUUL shares above its 35% interest. Furthermore, Altria agreed not to sell or transfer any of its JUUL shares until December 20, 2024.
As part of the JUUL Transaction, Altria and JUUL entered into a services agreement pursuant to which Altria agreed to provide JUUL with certain commercial services, as requested by JUUL, for an initial term of six years. Altria also agreed to grant JUUL a non-exclusive, royalty-free perpetual, irrevocable, sublicensable license to Altria’s non-trademark licensable intellectual property rights in the e-vapor field, subject to the terms and conditions set forth in an intellectual property license agreement between the parties.
Additionally, Altria agreed to non-competition obligations generally requiring that it participate in the e-vapor business only through JUUL as long as Altria is supplying JUUL services, which Altria is committed to doing until at least December 20, 2024.
As previously disclosed, in April 2019 in connection with antitrust review, Altria and JUUL received a request for additional information (commonly referred to as a “second request”) from the U.S. Federal Trade Commission (the “FTC”). In October 2019, Altria and JUUL certified substantial compliance with the second request. Based on the timing agreement among Altria, JUUL and the FTC staff, Share Conversion will not occur before the end of the 70th calendar day following certification of substantial compliance by Altria and JUUL unless the FTC completes its review prior to that day. This agreement has been subject to extensions for the convenience of the parties; however, Altria believes the FTC will complete its review in the first half of 2020.

On January 28, 2020, Altria and JUUL amended certain JUUL Transaction agreements and entered into a new cooperation agreement, which include the following provisions:

▪	Effective January 28, 2020:

▪
Altria will continue to provide regulatory affairs support for JUUL’s pursuit of its pre-market tobacco applications (PMTA) and/or its modified risk tobacco products authorization (MRTP) and will discontinue all other services by the end of the first quarter of 2020;

▪
Altria has the option to be released from its non-compete obligation (i) in the event JUUL is prohibited by federal law from selling e-vapor products in the U.S. for a continuous period of at least 12 months (subject to tolling of this period in certain circumstances) or (ii) if the carrying value of Altria’s investment in JUUL is not more than 10% of its initial carrying value of $12.8 billion;

▪
Altria and JUUL agreed that for a period of one year they will not pursue any litigation against each other in connection with any conduct that occurred prior to the date of such agreement, with statutes of limitation being tolled during the one-year period; and

▪
with respect to certain litigation in which Altria and JUUL are both defendants against third-party plaintiffs, Altria will not pursue any claims against JUUL for indemnification or reimbursement except for any non-contractual claims for contribution or indemnity where a judgment has been entered against Altria and JUUL.

▪	Upon Share Conversion, JUUL will:

▪
restructure JUUL’s current seven-member Board of Directors to a nine-member board to include independent board members. The new structure will include: (i) three independent directors (one of whom will be designated by Altria and two of whom will be designated by JUUL stockholders other than Altria) unanimously certified as independent by a nominating committee, which will include at least one Altria designee, (ii) two directors designated by Altria, (iii) three directors designated by JUUL stockholders other than Altria, and (iv) the JUUL Chief Executive Officer; and

▪
create a Litigation Oversight Committee, which will include two Altria designated directors (one of whom will chair the Litigation Oversight Committee) that will have oversight authority and review of litigation management for matters in which JUUL and Altria are co-defendants and have or reasonably could have a written joint defense agreement in effect between them. Subject to certain limitations, the Litigation Oversight Committee will recommend to JUUL changes to outside counsel and litigation strategy by majority vote, with disagreements by JUUL’s management being resolved by majority vote of JUUL’s Board of Directors.

Also, upon Share Conversion, Altria expects to account for its equity investment in JUUL under the fair value option. Under this option, Altria’s consolidated statement of earnings (losses) will include any cash dividends received from its investment in JUUL as well as any changes in the fair value of the investment, which will be calculated quarterly.
At December 31, 2019, Altria accounted for its investment in JUUL as an investment in an equity security. Since the JUUL shares do not have a readily determinable fair value, Altria has elected to measure its investment in JUUL at its cost minus any impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There have been no upward or downward adjustments to the carrying value of Altria’s investment in JUUL resulting from observable price changes in orderly transactions since the JUUL Transaction through December 31, 2019.
Altria reviews its investment in JUUL for impairment by performing a qualitative assessment of impairment indicators on a quarterly basis in connection with the preparation of its financial statements. If this qualitative assessment indicates that Altria’s investment in JUUL may be impaired, a quantitative assessment is performed. If the quantitative assessment indicates the fair value of the investment is less than its carrying value, the investment is written down to its fair value.
As part of the preparation of its financial statements for the periods ended September 30, 2019 and December 31, 2019, Altria performed its respective qualitative assessments of impairment indicators for its investment in JUUL and determined that indicators of impairment existed.
At September 30, 2019, these indicators included recent significant adverse changes in both the e-vapor regulatory environment and the industry in which JUUL operates. While there was no single determinative event or factor, Altria considered in totality the following indicators of impairment: the increased likelihood of a United States Food and Drug Administration compliance policy prohibiting the sale of certain flavored e-vapor products in the U.S. market without a pre-market authorization; various e-vapor bans put in place by certain states and cities in the U.S. and in certain international markets, coupled with the increased potential for additional bans in the future; and the impact of heightened adverse publicity, including news reports and public health advisories concerning vaping-related lung injuries and deaths.
At December 31, 2019, Altria determined that a significant increase in the number of legal cases pending against JUUL in the fourth quarter of 2019 resulted in an additional indicator of impairment. There were approximately 340 cases (an increase of over 80% since the filing of Altria’s 2019 Third Quarter Form 10-Q at October 31, 2019) outstanding against JUUL at December 31, 2019, including a variety of class action lawsuits and personal injury claims, as well as cases brought by state attorneys general and local governments. Following completion of Altria’s valuation of JUUL as of September 30, 2019, these incremental outstanding legal cases against JUUL, as well as the expectation that the number of legal cases against JUUL will continue to increase, have increased the risk that JUUL will not achieve Altria’s projection of JUUL’s future cash flows. While Altria has not made any assumptions, or drawn any conclusions, regarding the merits or likelihood of success of any of these cases, litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. This uncertainty has increased the risk that JUUL may not be able to obtain financing and/or fund working capital requirements, financial obligations and international expansion plans.
Given the existence of these impairment indicators, Altria performed quantitative valuations of its investment in JUUL as of September 30, 2019 and December 31, 2019 and recorded total pre-tax charges of $8.6 billion for the year ended December 31, 2019, reported as impairment of JUUL equity securities in its consolidated statement of earnings (losses). Of this amount, Altria recorded pre-tax charges of $4.5 billion in the third quarter of 2019 and $4.1 billion in the fourth quarter of 2019. The third-quarter impairment charge was due primarily to lower e-vapor sales volume assumptions in the U.S. and international markets and a delay in achieving operating margin performance, as compared to the assumptions at the time of the JUUL Transaction. The fourth-quarter impairment charge results substantially from increased discount rates applied to future cash flow projections, due to the significant risk created by the increase in number of legal cases pending against JUUL.
Altria used an income approach to estimate the fair value of its investment in JUUL. The income approach reflects the discounting of future cash flows for the U.S. and international markets at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing future cash flows. Future cash flows in the U.S. were based on a range of scenarios that consider various potential regulatory and market outcomes.
In determining the fair value of its investment in JUUL, Altria made various judgments, estimates and assumptions, the most significant of which were sales volume, operating margins, discount rates and perpetual growth rates. Additionally, Altria made significant assumptions regarding the likelihood and extent of various potential regulatory actions and the continued adverse public perception impacting the e-vapor category and specifically JUUL, as well as expectations of the future state of the e-vapor category. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy.
As disclosed in Note 9. Short-term Borrowings and Borrowing Arrangements, Altria financed the JUUL Transaction through a senior unsecured term loan agreement (the “Term Loan Agreement”). Costs incurred to effect the investment in JUUL were recognized as expenses in Altria’s consolidated statements of earnings (losses). For the years ended December 31, 2019 and 2018, Altria incurred $8 million and $85 million, respectively, of pre-tax acquisition-related costs, consisting primarily of advisory fees, substantially all of which were recorded in marketing, administration and research costs.

Investment in Cronos
In March 2019, Altria, through a subsidiary, completed its acquisition of:

▪	149.8 million newly issued common shares of Cronos (“Acquired Common Shares”), which represented a 45% economic and voting interest;

▪
anti-dilution protections to purchase Cronos common shares, exercisable each quarter upon dilution, to maintain its ownership percentage. Certain of the anti-dilution protections provide Altria the ability to purchase additional Cronos common shares at a per share exercise price of Canadian dollar (“CAD”) $16.25 upon the occurrence of specified events (“Fixed-price Preemptive Rights”). Based on Altria’s assumptions as of December 31, 2019, Altria estimates the Fixed-price Preemptive Rights will allow Altria to purchase up to an additional approximately 37 million common shares of Cronos; and

▪
a warrant providing Altria the ability to purchase up to an additional 10% of common shares of Cronos (approximately 78 million common shares at December 31, 2019) at a per share exercise price of CAD $19.00, which expires on March 8, 2023.

If exercised in full, the exercise prices for the warrant and Fixed-price Preemptive Rights are approximately CAD $1.5 billion and CAD $0.6 billion (approximately USD $1.1 billion and $0.5 billion, respectively, based on the CAD to USD exchange rate on January 27, 2020).
The total purchase price for the Acquired Common Shares, Fixed-price Preemptive Rights and warrant (collectively, “Investment in Cronos”) was CAD $2.4 billion (U.S. dollar (“USD”) $1.8 billion). Upon full exercise of the Fixed-price Preemptive Rights, to the extent such rights become available, and the warrant, Altria would own a maximum of 55% of the outstanding common shares of Cronos.
In accounting for the acquisition of these assets as of the date of closing, the Fixed-price Preemptive Rights and warrant were recorded at each of their fair values using Black-Scholes option-pricing models, based on the assumptions described in Note 8. Financial Instruments. In addition, a deferred tax liability related to the Fixed-price Preemptive Rights and warrant was recorded. The residual of the purchase price was allocated to the Acquired Common Shares. Accordingly, the CAD $2.4 billion (USD $1.8 billion) purchase price was recorded in USD as follows:

▪	$1.2 billion to the warrant;

▪	$0.5 billion to the Fixed-price Preemptive Rights;

▪	$0.4 billion to the Acquired Common Shares; and

▪	$0.3 billion to a deferred tax liability.
For a discussion of derivatives related to Altria’s investment in Cronos, including Altria’s accounting for changes in the fair value of these derivatives, see Note 8. Financial Instruments.
At December 31, 2019, Altria had a 45% economic and voting interest in Cronos, which Altria accounts for under the equity method of accounting. Altria reports its share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for Altria to record them in the concurrent period.
Altria nominated four directors, including one director who is independent from Altria, who serve on Cronos’s seven-member Board of Directors.
Summary financial data of Cronos is as follows:

For Altria’s Year Ended December 31,
(in millions)	2019 (1)
Net revenues	$21
Gross profit	$10
Net earnings (2)	$1,117

(in millions)	At September 30, 2019 (1)
Current assets	$1,575
Long-term assets	$511
Current liabilities	$457
Long-term liabilities	$7
Noncontrolling interests	$—
(1) Reflecting the one-quarter lag: (i) summary financial data of Cronos’s results for Altria’s year ended December 31, 2019 include Cronos’s results for the period March 8, 2019 through September 30, 2019, and (ii) summary financial data of Cronos’s financial position is disclosed at September 30, 2019.
(2) Substantially all of Cronos’s net earnings related to changes in fair value of Cronos’s derivative financial instruments associated with the issuance of additional shares.
At December 31, 2019, Altria’s carrying amount of its Acquired Common Shares in Cronos exceeded its share of Cronos’s net assets attributable to equity holders of Cronos by approximately $0.2 billion. Substantially all of this difference is comprised of definite-lived intangible assets (consisting of licenses, distribution agreements and developed technology).
The fair value of Altria’s Acquired Common Shares in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy. The fair value of Altria’s Acquired Common Shares in Cronos at December 31, 2019 was $1.2 billion compared with its carrying value of $1.0 billion.

Note 8. Financial Instruments
Altria enters into derivative financial instruments to mitigate the potential impact of certain market risks, including foreign currency exchange rate risk. Altria uses various types of derivative financial instruments, including forward contracts, options and swaps. Altria does not enter into or hold derivative financial instruments for trading or speculative purposes.
Altria’s investment in ABI, whose functional currency is the Euro, exposes Altria to foreign currency exchange risk on the carrying value of its investment. To manage this risk, Altria designates certain foreign exchange contracts, including cross-currency swap contracts and forward contracts (collectively, “foreign currency contracts”), and Euro denominated unsecured long-term notes (“foreign currency denominated debt”) as net investment hedges of Altria’s investment in ABI.
At December 31, 2019 and December 31, 2018, Altria had foreign currency contracts with aggregate notional amounts of $2,246 million and $1,226 million, respectively. At December 31, 2019, Altria had foreign currency denominated debt with an aggregate fair value and carrying value of $5,057 million and $4,741 million, respectively. At December 31, 2018, Altria had no foreign currency denominated debt.
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

Altria’s estimate of the fair value of its debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria’s total long-term debt at December 31, 2019 and 2018, was $30.7 billion and $12.5 billion, respectively, as compared with its carrying value of $28.0 billion and $13.0 billion, respectively.
Altria’s Fixed-price Preemptive Rights and warrant related to its investment in Cronos, which is further discussed in Note 7. Investments in Equity Securities, are derivative financial instruments, which are required to be recorded at fair value. The fair values of the Fixed-price Preemptive Rights and warrant are estimated using Black-Scholes option-pricing models, adjusted for unobservable inputs, including probability factors and weighting of expected life, volatility levels and risk-free interest rates (which are classified in Level 3 of the fair value hierarchy) based on the following assumptions at:

	December 31, 2019	March 8, 2019	December 31, 2019	March 8, 2019
	Fixed-price Preemptive Rights		Warrant
Expected life (1)	1.67 years	2.32 years	3.18 years	4 years
Expected volatility (2)	81.61%	93.02%	81.61%	93.02%
Risk-free interest rate (3)(4)	1.71%	1.61%	1.69%	1.67%
Expected dividend yield (5)	—%	—%	—%	—%
(1) Based on the weighted-average expected life of the Fixed-price Preemptive Rights (with a range from approximately 0.25 years to 7 years at December 31, 2019 and March 8, 2019) and the March 8, 2023 expiration date of the warrant.
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
The following table provides a reconciliation of the beginning and ending balance of the Fixed-price Preemptive Rights and warrant, which are classified in Level 3 of the fair value hierarchy:

(in millions)
Balance at December 31, 2018	$—
Initial investment in Fixed-price Preemptive Rights and warrant	1,736
Exercise of Fixed-price Preemptive Rights	(22)
Pre-tax earnings (losses) recognized in net earnings	(1,411)
Balance at December 31, 2019	$303

Altria elects to record the gross assets and liabilities of derivative financial instruments executed with the same counterparty on its consolidated balance sheets. The fair values of Altria’s derivative financial instruments on a gross basis included on the consolidated balance sheets were as follows:

	Fair Value of Assets			Fair Value of Liabilities
(in millions)	Balance Sheet Classification	December 31, 2019	December 31, 2018	Balance Sheet Classification	December 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$46	$37	Other accrued liabilities	$7	$—
Foreign currency contracts	Other assets	—	4	Other liabilities	21	4
Total		$46	$41		$28	$4

Derivatives not designated as hedging instruments:
Cronos warrant	Investments in equity securities	$234	$—
Fixed-price Preemptive Rights	Investments in equity securities	69	—
Total		$303	$—

Total derivatives		$349	$41		$28	$4

Altria records in its consolidated statements of earnings (losses) any changes in the fair values of the Fixed-price Preemptive Rights and warrant as gains or losses on Cronos-related financial instruments in the periods in which the changes occur. For the year ended December 31, 2019, Altria recognized pre-tax unrealized losses of $1,411 million, consisting of $434 million and $977 million, representing the changes in the fair values of the Fixed-price Preemptive Rights and warrant, respectively.
In January and February 2019, Altria entered into derivative financial instruments in the form of forward contracts, which were settled on March 7, 2019, to hedge Altria’s exposure to CAD to USD foreign currency exchange rate movements, in relation to the CAD $2.4 billion purchase price for the Cronos transaction. The aggregate notional amounts of the forward contracts were USD $1.8 billion (CAD $2.4 billion). The forward contracts did not qualify for hedge accounting; therefore, in the first quarter of 2019, pre-tax losses of USD $31 million representing changes in the fair values of the forward contracts were recorded in loss on Cronos-related financial instruments in Altria’s consolidated statement of earnings (losses).
Counterparties to Altria’s foreign currency contracts are domestic and international financial institutions. Altria is exposed to potential losses due to non-performance by these counterparties. Altria manages its credit risk by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure Altria has with each counterparty and monitoring the financial condition of each counterparty. The counterparty agreements also contain provisions that require Altria to maintain an investment grade credit rating. In the event Altria’s credit rating falls below investment grade, counterparties to Altria’s foreign currency contracts can require Altria to post collateral. No collateral was received or posted related to derivative assets and liabilities at December 31, 2019 and December 31, 2018.
▪Net Investment Hedging: The pre-tax effects of Altria’s net investment hedges on accumulated other comprehensive losses and the consolidated statements of earnings (losses) were as follows:

	Gain (Loss) Recognized in Accumulated Other Comprehensive Losses (1)		Gain (Loss) Recognized in Net Earnings (Losses)(1) (2)
	For the Years Ended December 31,
(in millions)	2019	2018	2019	2018
Foreign currency contracts	$23	$69	$36	$35
Foreign currency denominated debt	35	—	—	—
Total	$58	$69	$36	$35
(1) Net investment hedging activity was not material to Altria for the year ended December 31, 2017.
(2) Related to amounts excluded from effectiveness testing.
The changes in the fair value of the foreign currency contracts and in the carrying value of the foreign currency denominated debt due to changes in the Euro to USD exchange rate were recognized in accumulated other comprehensive losses related to ABI. Gains on the foreign currency contracts arising from components excluded from effectiveness testing were recognized in interest and other debt expense, net in the consolidated statements of earnings (losses) based on an amortization approach.

Note 9. Short-Term Borrowings and Borrowing Arrangements
At December 31, 2019, Altria had no short-term borrowings. At December 31, 2018, Altria had $12.7 billion of short-term borrowings, which was net of approximately $95 million of debt issuance costs, under the term loan agreement discussed below.
In December 2018, Altria entered into a senior unsecured term loan agreement in connection with its investments in JUUL and Cronos (the “Term Loan Agreement”). At December 31, 2018, Altria had aggregate short-term borrowings under the Term Loan Agreement of $12.8 billion at an average interest rate of approximately 3.5%. Borrowings under the Term Loan Agreement were set to mature on December 19, 2019. In February 2019, Altria repaid all of the outstanding $12.8 billion of short-term borrowings under the Term Loan Agreement with net proceeds from the issuance of long-term senior unsecured notes. See Note 10. Long-Term Debt. Upon repayment, the Term Loan Agreement terminated in accordance with its terms. In 2019, Altria recorded approximately $95 million of pre-tax acquisition-related costs for the write-off of the debt issuance costs related to the Term Loan Agreement, which were recorded in interest and other debt expense, net in Altria’s consolidated statement of earnings (losses).
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
At December 31, 2019, Altria had a senior unsecured 5-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement, which is used for general corporate purposes, provides for borrowings up to an aggregate principal amount of $3.0 billion. The Credit Agreement expires on August 1, 2023 and includes an option, subject to certain conditions, for Altria to extend the Credit Agreement for two additional one-year periods. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”), or a mutually agreed upon benchmark rate, plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”). The applicable percentage based on Altria’s long-term senior unsecured debt ratings at December 31, 2019 for borrowings under the Credit Agreement was 1.0%. The Credit Agreement does not include any other rating triggers, or any provisions that could require the posting of collateral. At December 31, 2019 and 2018, Altria had no borrowings under the Credit Agreement. The credit line available to Altria at December 31, 2019 under the Credit Agreement was $3.0 billion.
The Credit Agreement includes various covenants, one of which requires Altria to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At December 31, 2019, the ratio of consolidated EBITDA to Consolidated Interest Expense, calculated in accordance with the Credit Agreement, was 8.2 to 1.0. At December 31, 2019, Altria was in compliance with its covenants in the Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in the Credit Agreement, include certain adjustments.
Any commercial paper issued by Altria and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 20. Condensed Consolidating Financial Information.

Note 10. Long-Term Debt
At December 31, 2019 and 2018, Altria’s long-term debt consisted of the following:

(in millions)	2019	2018
USD notes, 2.625% to 10.20%, interest payable semi-annually, due through 2059 (1)	$23,259	$13,000
USD Debenture, 7.75%, interest payable semi-annually, due 2027	42	42
Euro notes, 1.000% to 3.125%, interest payable annually, due through 2031(2)	4,741	—
	28,042	13,042
Less current portion of long-term debt	1,000	1,144
	$27,042	$11,898

(1) Weighted-average coupon interest rate of 4.6% at December 31, 2019 and 2018.
(2) Weighted-average coupon interest rate of 2.0% at December 31, 2019.
At December 31, 2019, aggregate maturities of Altria’s long-term debt were as follows:

(in millions)
2020		$1,000
2021		1,500
2022		2,900
2023		1,752
2024		2,400
Thereafter		18,723
		28,275
Less:	debt issuance costs	154
	debt discounts	79
		$28,042

At December 31, 2019 and 2018, accrued interest on long-term debt of $470 million and $207 million, respectively, was included in other accrued liabilities on Altria’s consolidated balance sheets.

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
USD denominated notes

▪	$1.0 billion at 3.490%, due 2022, interest payable semiannually beginning August 14, 2019;

▪	$1.0 billion at 3.800%, due 2024, interest payable semiannually beginning August 14, 2019;

▪	$1.5 billion at 4.400%, due 2026, interest payable semiannually beginning August 14, 2019;

▪	$3.0 billion at 4.800%, due 2029, interest payable semiannually beginning August 14, 2019;

▪	$2.0 billion at 5.800%, due 2039, interest payable semiannually beginning August 14, 2019;

▪	$2.5 billion at 5.950%, due 2049, interest payable semiannually beginning August 14, 2019; and

▪	$0.5 billion at 6.200%, due 2059, interest payable semiannually beginning August 14, 2019.
Euro denominated notes

▪	€1.25 billion at1.000%, due 2023, interest payable annually beginning February 15, 2020;

▪	€0.75 billion at 1.700%, due 2025, interest payable annually beginning June 15, 2020;

▪	€1.0 billion at 2.200%, due 2027, interest payable annually beginning June 15, 2020; and

▪	€1.25 billion at 3.125%, due 2031, interest payable annually beginning June 15, 2020.
All of Altria’s outstanding notes are senior unsecured obligations and rank equally in right of payment with all of Altria’s existing and future senior unsecured indebtedness. Upon the occurrence of both (i) a change of control of Altria and (ii) the notes ceasing to be rated investment grade by each of Moody’s, Standard & Poor’s and Fitch Ratings Ltd. within a specified time period, Altria will be required to make an offer to purchase the notes at a price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest to the date of repurchase as and to the extent set forth in the terms of the notes.
During 2019, Altria repaid in full at maturity notes in the aggregate principal amount of $1,144 million.
Altria designated its Euro denominated notes as a net investment hedge of its investment in ABI. For further discussion, see Note 8. Financial Instruments.
For discussion of the fair value of Altria’s long-term debt, see Note 8. Financial Instruments.
The obligations of Altria under the notes are guaranteed by PM USA as further discussed in Note 20. Condensed Consolidating Financial Information.

Note 11. Capital Stock
At December 31, 2019, Altria had 12 billion shares of authorized common stock; issued, repurchased and outstanding shares of common stock were as follows:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, December 31, 2016	2,805,961,317	(862,689,093)	1,943,272,224
Stock award activity	—	(408,891)	(408,891)
Repurchases of common stock	—	(41,604,141)	(41,604,141)
Balances, December 31, 2017	2,805,961,317	(904,702,125)	1,901,259,192
Stock award activity	—	676,727	676,727
Repurchases of common stock	—	(27,878,324)	(27,878,324)
Balances, December 31, 2018	2,805,961,317	(931,903,722)	1,874,057,595
Stock award activity	—	427,276	427,276
Repurchases of common stock	—	(16,503,317)	(16,503,317)
Balances, December 31, 2019	2,805,961,317	(947,979,763)	1,857,981,554

At December 31, 2019, Altria had 39,288,323 shares of common stock reserved for stock-based awards under Altria’s stock plans.
At December 31, 2019, 10 million shares of serial preferred stock, $1.00 par value, were authorized; no shares of serial preferred stock have been issued.

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
In July 2019, the Board of Directors authorized a new $1.0 billion share repurchase program (the “July 2019 share repurchase program”). At December 31, 2019, Altria had $500 million remaining in the July 2019 share repurchase program. The timing of share repurchases under this program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.
For the years ended December 31, 2019, 2018 and 2017, Altria’s total share repurchase activity was as follows:

	July 2019 Share Repurchase Program	January 2018 Share Repurchase Program		July 2015 Share Repurchase Program		Total
(in millions, except per share data)	2019	2019	2018	2018	2017	2019	2018	2017
Total number of shares repurchased	10.1	6.4	27.6	0.3	41.6	16.5	27.9	41.6
Aggregate cost of shares repurchased	$500	$345	$1,655	$18	$2,917	$845	$1,673	$2,917
Average price per share of shares repurchased	$49.29	$54.36	$59.89	$71.68	$70.10	$51.24	$60.00	$70.10

Note 12. Stock Plans
Under the Altria 2015 Performance Incentive Plan (the “2015 Plan”), Altria may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), deferred stock units and other stock-based awards, as well as cash-based annual and long-term incentive awards to employees of Altria or any of its subsidiaries or affiliates. Any awards granted pursuant to the 2015 Plan may be in the form of performance-based awards, including performance stock units (“PSUs”), which are subject to the achievement or satisfaction of performance goals and performance cycles. Up to 40 million shares of common stock may be issued under the 2015 Plan. In addition, under the 2015 Stock Compensation Plan for Non-Employee Directors (the “Directors Plan”), Altria may grant up to one million shares of common stock to members of the Board of Directors who are not employees of Altria.
Shares available to be granted under the 2015 Plan and the Directors Plan at December 31, 2019, were 36,078,232 and 831,560, respectively.
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
The fair value of the shares of restricted stock and RSUs at the date of grant, net of estimated forfeitures, is amortized to expense ratably over the restriction period, which is generally three years. Altria recorded pre-tax compensation expense related to restricted stock and RSUs for the years ended December 31, 2019, 2018 and 2017 of $28 million, $39 million and $49 million, respectively. The deferred tax benefit recorded related to this compensation expense was $7 million, $9 million and $18 million for the years ended December 31, 2019, 2018 and 2017, respectively. The unamortized compensation expense related to RSUs was $50 million at December 31, 2019 and is expected to be recognized over a weighted-average period of approximately two years. Altria has not granted any restricted stock since 2014 and had no restricted stock outstanding at December 31, 2017.

RSU activity was as follows for the year ended December 31, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2018	2,129,626	$64.94
Granted	719,677	$52.03
Vested	(611,657)	$59.78
Forfeited	(328,004)	$66.52
Balance at December 31, 2019	1,909,642	$61.46

The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2019, 2018 and 2017 was $37 million, $60 million and $46 million, respectively, or $52.03, $67.17 and $71.05 per RSU, respectively. The total fair value of restricted stock and RSUs that vested during the years ended December 31, 2019, 2018 and 2017 was $30 million, $65 million and $95 million, respectively.
▪PSUs: Altria granted an aggregate of 181,409, 177,338 and 187,886 of PSUs during 2019, 2018 and 2017, respectively. The payout of PSUs requires the achievement of certain performance measures, which were predetermined at the time of grant, over a three-year performance cycle. These performance measures consist of Altria’s adjusted diluted earnings per share compounded annual growth rate and Altria’s total shareholder return relative to a predetermined peer group. PSUs are also subject to forfeiture if certain employment conditions are not met. At December 31, 2019, Altria had 360,685 PSUs outstanding, with a weighted-average grant date fair value of $58.41 per PSU. The fair value of PSUs at the date of grant, net of estimated forfeitures, is amortized to expense over the performance period. Altria recorded pre-tax compensation expense related to PSUs for the years ended December 31, 2019, 2018 and 2017 of $4 million, $7 million and $6 million, respectively. The unamortized compensation expense related to PSUs was $10 million at both December 31, 2019 and 2018.

Note 13. Earnings (Losses) per Share
Basic and diluted earnings (losses) per share (“EPS”) were calculated using the following:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Net earnings (losses) attributable to Altria	$(1,293)	$6,963	$10,222
Less: Distributed and undistributed earnings attributable to share-based awards	(7)	(8)	(14)
Earnings (losses) for basic and diluted EPS	$(1,300)	$6,955	$10,208
Weighted-average shares for basic EPS	1,869	1,887	1,921
Plus: contingently issuable PSUs	—	1	—
Weighted-average shares for diluted EPS	1,869	1,888	1,921

Note 14. Other Comprehensive Earnings/Losses
The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria:

(in millions)	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
Balances, December 31, 2016	$(2,048)	$—		$(4)	$(2,052)
Other comprehensive earnings (losses) before reclassifications	52	(91)		—	(39)
Deferred income taxes	(21)	32		—	11
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	31	(59)		—	(28)

Amounts reclassified to net earnings (losses)	291	8		—	299
Deferred income taxes	(113)	(3)		—	(116)
Amounts reclassified to net earnings (losses), net of deferred income taxes	178	5		—	183

Other comprehensive earnings (losses), net of deferred income taxes	209	(54)	(1)	—	155
Balances, December 31, 2017	(1,839)	(54)		(4)	(1,897)
Adoption of ASU No. 2018-02 (2)	(397)	(11)		—	(408)

Other comprehensive earnings (losses) before reclassifications	(151)	(323)		(1)	(475)
Deferred income taxes	39	64		—	103
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	(112)	(259)		(1)	(372)

Amounts reclassified to net earnings (losses)	241	(64)		—	177
Deferred income taxes	(61)	14		—	(47)
Amounts reclassified to net earnings (losses), net of deferred income taxes	180	(50)		—	130

Other comprehensive earnings (losses), net of deferred income taxes	68	(309)	(1)	(1)	(242)
Balances, December 31, 2018	(2,168)	(374)		(5)	(2,547)
Other comprehensive earnings (losses) before reclassifications	(204)	(367)		26	(545)
Deferred income taxes	51	75		—	126
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	(153)	(292)		26	(419)

Amounts reclassified to net earnings (losses)	173	(34)		—	139
Deferred income taxes	(44)	7		—	(37)
Amounts reclassified to net earnings (losses), net of deferred income taxes	129	(27)		—	102

Other comprehensive earnings (losses), net of deferred income taxes	(24)	(319)	(1)	26	(317)
Balances, December 31, 2019	$(2,192)	$(693)		$21	$(2,864)

(1) Primarily reflects currency translation adjustments.
(2) Reflects the reclassification of the stranded income tax effects of the Tax Reform Act.

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings (losses):

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Benefit Plans: (1)
Net loss	$200	$276	$325
Prior service cost/credit	(27)	(35)	(34)
	173	241	291
ABI (2)	(34)	(64)	8
Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings (losses)	$139	$177	$299
(1) Amounts are included in net defined benefit plan costs. For further details, see Note 17. Benefit Plans.
(2) Amounts are primarily included in earnings from equity investments. For further information, see Note 7. Investments in Equity Securities.

Note 15. Income Taxes
In December 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Reform Act. As a result of the Tax Reform Act, Altria recorded net tax benefits of approximately $3.4 billion in the fourth quarter of 2017 as discussed below. The main provisions of the Tax Reform Act that impacted Altria included: (i) a reduction in the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018, and (ii) changes in the treatment of foreign-source income, commonly referred to as a modified territorial tax system.
The transition to a modified territorial tax system required Altria to record a deemed repatriation tax and an associated tax basis benefit in 2017. Substantially all of the deemed repatriation tax was related to Altria’s share of ABI’s accumulated earnings. Dividends received from ABI beginning in 2017, to the extent that such dividends represent previously taxed income attributable to the deemed repatriation tax, result in an associated tax basis expense, which reverses the tax basis benefit recorded in 2017.
Earnings before income taxes and provision (benefit) for income taxes consisted of the following for the years ended December 31, 2019, 2018 and 2017:

(in millions)	2019	2018	2017
Earnings (losses) before income taxes:
United States	$266	$9,441	$9,809
Outside United States	500	(100)	19
Total	$766	$9,341	$9,828
Provision (benefit) for income taxes:
Current:
Federal	$1,686	$1,911	$2,346
State and local	470	519	366
Outside United States	3	1	15
	2,159	2,431	2,727
Deferred:
Federal	(78)	(18)	(3,213)
State and local	(19)	(42)	86
Outside United States	2	3	1
	(95)	(57)	(3,126)
Total provision (benefit) for income taxes	$2,064	$2,374	$(399)

Altria’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal income tax statute of limitations remains open for the year 2016 and forward, with years 2016 through 2018 currently under examination by the Internal Revenue Service (“IRS”) as part of an audit conducted in the ordinary course of business. With the exception of corresponding federal audit adjustments, state statutes of limitations generally remain open for the year 2015 and forward. Certain of Altria’s state tax returns are currently under examination by various states as part of routine audits conducted in the ordinary course of business.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 was as follows:

(in millions)	2019	2018	2017
Balance at beginning of year	$85	$66	$169
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	32	22	129
Reductions for tax positions due to lapse of statutes of limitations	—	—	(4)
Reductions for tax positions of prior years	(16)	(1)	(208)
Tax settlements	(37)	(2)	(20)
Balance at end of year	$64	$85	$66

Unrecognized tax benefits and Altria’s consolidated liability for tax contingencies at December 31, 2019 and 2018 were as follows:

(in millions)	2019	2018
Unrecognized tax benefits	$64	$85
Accrued interest and penalties	11	13
Tax credits and other indirect benefits	(1)	(1)
Liability for tax contingencies	$74	$97

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2019 was $40 million, along with $24 million affecting deferred taxes. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2018 was $59 million, along with $26 million affecting deferred taxes.
Altria recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision.
For the years ended December 31, 2019, 2018 and 2017, Altria recognized in its consolidated statements of earnings (losses) $6 million, $5 million and $(13) million, respectively, of gross interest expense (income) associated with uncertain tax positions.
Altria is subject to income taxation in many jurisdictions. Unrecognized tax benefits reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within the control of Altria. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $28 million.
A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to earnings (losses) before income taxes for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019		2018		2017
(dollars in millions)	$	%	$	%	$	%
U.S. federal statutory rate	$161	21.0%	$1,962	21.0%	$3,440	35.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal tax benefit	356	46.5	377	4.0	345	3.5
Re-measurement of net deferred tax liabilities	—	—	—	—	(3,063)	(31.2)
Tax basis in foreign investments	84	11.0	140	1.5	(763)	(7.8)
Deemed repatriation tax	—	—	14	0.1	413	4.2
Uncertain tax positions	(40)	(5.2)	8	0.1	(89)	(0.9)
Investment in ABI	(210)	(27.4)	(104)	(1.1)	(580)	(5.9)
Investment in JUUL	1,808	236.0	15	0.2	—	—
Investment in Cronos	(66)	(8.6)	—	—	—	—
Domestic manufacturing deduction	—	—	—	—	(181)	(1.8)
Other (1)	(29)	(3.8)	(38)	(0.4)	79	0.8
Effective tax rate	$2,064	269.5%	$2,374	25.4%	$(399)	(4.1)%

(1) Other in 2019 is primarily deferred profit sharing dividends tax benefit of $21 million and miscellaneous immaterial items.
The tax provision in 2019 included tax expense of $2,024 million for a valuation allowance on a deferred tax asset related to Altria’s impairment of its investment in JUUL equity securities, tax expense of $84 million resulting from a partial reversal of the tax basis benefit associated with the deemed repatriation tax recorded in 2017 and tax expense of $38 million for a valuation allowance against foreign tax credits not realizable. These amounts were partially offset by a tax benefit of $105 million for amended tax returns and audit adjustments relating to a prior year, a tax benefit of $100 million for accruals no longer required and a net tax benefit of $79 million related to Altria’s equity investment in Cronos, including a valuation allowance release on a deferred tax asset.
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
Substantially all of the 2018 amounts related to the tax basis adjustment, valuation allowance on foreign tax credits and repatriation tax relate to Altria’s share of ABI’s accumulated earnings and associated taxes. The adjustments recorded in 2018 to the provisional estimates recorded in 2017 were based on (i) additional guidance related to, or interpretation of, the Tax Reform Act and associated tax laws and (ii) additional information received from ABI, including information regarding ABI’s accumulated earnings and associated taxes for the 2016 and 2017 tax years. The accounting for the repatriation tax is complete; therefore, no further adjustments to the provisional estimates are required.
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
The 2017 amounts related to the tax basis adjustment and the deemed repatriation tax were based on provisional estimates, substantially all of which were related to Altria’s share of ABI’s accumulated earnings and associated taxes.
The tax benefit in 2017 also included tax benefits of $232 million for the release of a valuation allowance in the third quarter of 2017 related to deferred income tax assets for foreign tax credit carryforwards, which is included in investment in ABI in the table above; and tax benefits of $152 million related primarily to the effective settlement in the second quarter of 2017 of the IRS audit of Altria and its consolidated subsidiaries’ 2010-2013 tax years, partially offset by tax expense of $114 million in the third quarter of 2017 for tax reserves related to the calculation of certain foreign tax credits.
The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 31, 2019 and 2018:

(in millions)	2019	2018
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$491	$500
Settlement charges	833	864
Accrued pension costs	131	155
Investment in JUUL	2,047	—
Investment in Cronos	197	—
Net operating losses and tax credit carryforwards	92	57
Total deferred income tax assets	3,791	1,576
Deferred income tax liabilities:
Property, plant and equipment	(255)	(251)
Intangible assets	(2,758)	(2,689)
Investment in ABI	(3,115)	(3,038)
Finance assets, net	(204)	(313)
Other	(158)	(115)
Total deferred income tax liabilities	(6,490)	(6,406)
Valuation allowances	(2,324)	(71)
Net deferred income tax liabilities	$(5,023)	$(4,901)

At December 31, 2019, Altria had estimated gross state tax net operating losses of $655 million that, if unused, will expire in 2020 through 2038.

A reconciliation of the beginning and ending valuation allowances for the years ended December 31, 2019, 2018 and 2017 was as follows:

(in millions)	2019	2018	2017
Balance at beginning of year	$71	$—	$240
Additions to valuation allowance related to Altria’s initial investment in Cronos	352	—	—
Additions to valuation allowance charged to income tax expense	2,063	71	—
Reductions to valuation allowance credited to income tax benefit	(159)	—	(240)
Foreign currency translation	(3)	—	—
Balance at end of year	$2,324	$71	$—

The 2019 valuation allowance was primarily attributable to the deferred tax asset recorded in connection with the impairment of Altria’s investment in JUUL equity securities. Altria determined, based on the weight of available evidence, that it is more-likely-than-not that the deferred tax asset related to the impairment of its investment in JUUL equity securities will not be realized; therefore, Altria recorded a full valuation allowance of $2,024 million against this deferred tax asset. In reaching this determination, Altria considered all available positive and negative evidence, including the character of the loss, carryback and carryforward considerations, future reversals of temporary differences and available tax planning strategies. For a discussion regarding the impairment of Altria’s investment in JUUL equity securities, see Note 7. Investments in Equity Securities.
The 2018 valuation allowance was primarily related to foreign tax credit and state net operating loss carryforwards that more-likely-than-not will not be realized.

Note 16. Segment Reporting
The products of Altria’s subsidiaries include smokeable tobacco products, consisting of combustible cigarettes manufactured and sold by PM USA and Nat Sherman, machine-made large cigars and pipe tobacco manufactured and sold by Middleton and premium cigars sold by Nat Sherman; smokeless tobacco products, consisting of moist smokeless tobacco and snus products manufactured and sold by USSTC, and oral nicotine pouches sold by Helix; and wine produced and/or distributed by Ste. Michelle. The products and services of these subsidiaries constitute Altria’s reportable segments of smokeable products, smokeless products and wine. The financial services and the innovative tobacco products businesses are included in all other.
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

Segment data were as follows:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Net revenues:
Smokeable products	$21,996	$22,297	$22,636
Smokeless products	2,367	2,262	2,155
Wine	689	691	698
All other	58	114	87
Net revenues	$25,110	$25,364	$25,576
Earnings (losses) before income taxes:
Operating companies income (loss):
Smokeable products	$9,009	$8,408	$8,426
Smokeless products	1,580	1,431	1,306
Wine	(3)	50	146
All other	(16)	(421)	(51)
Amortization of intangibles	(44)	(38)	(21)
General corporate expenses	(199)	(315)	(213)
Corporate asset impairment and exit costs	(1)	—	—
Operating income	10,326	9,115	9,593
Interest and other debt expense, net	(1,280)	(665)	(705)
Net periodic benefit income (cost), excluding service cost	37	34	(37)
Earnings from equity investments	1,725	890	532
Impairment of JUUL equity securities	(8,600)	—	—
Loss on Cronos-related financial instruments	(1,442)	—	—
Gain (loss) on ABI/SABMiller business combination	—	(33)	445
Earnings (losses) before income taxes	$766	$9,341	$9,828

The smokeable products segment included net revenues of $21,158 million, $21,506 million and $21,900 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to cigarettes and net revenues of $838 million, $791 million and $736 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to cigars.
Substantially all of Altria’s net revenues are from sales generated in the United States for the years ended December 31, 2019, 2018 and 2017. PM USA, USSTC, Helix, Middleton and Nat Sherman’s largest customer, McLane Company, Inc., accounted for approximately 25%, 27% and 26% of Altria’s consolidated net revenues for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, Core-Mark Holding Company, Inc. accounted for approximately 15%, 14% and 14% of Altria’s consolidated net revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Substantially all of these net revenues were reported in the smokeable products and smokeless products segments. Sales to two distributors accounted for approximately 67% and 64% of net revenues for the wine segment for the years ended December 31, 2019 and 2018, respectively. Sales to three distributors accounted for approximately 67% of net revenues for the wine segment for the year ended December 31, 2017.

Details of Altria’s depreciation expense and capital expenditures were as follows:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Depreciation expense:
Smokeable products	$88	$90	$93
Smokeless products	27	28	29
Wine	41	40	40
General corporate and other	26	31	26
Total depreciation expense	$182	$189	$188
Capital expenditures:
Smokeable products	$61	$81	$39
Smokeless products	44	73	61
Wine	63	40	53
General corporate and other	78	44	46
Total capital expenditures	$246	$238	$199

The comparability of operating companies income for the reportable segments was affected by the following:
▪Non-Participating Manufacturer (“NPM”) Adjustment Items: For the years ended December 31, 2018 and 2017, pre-tax (income) expense for NPM adjustment items was recorded in Altria’s consolidated statements of earnings (losses) as follows:

(in millions)	2018	2017
Smokeable products segment	$(145)	$(5)
Interest and other debt expense, net	—	9
Total	$(145)	$4

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
▪Tobacco and Health Litigation Items: For the years ended December 31, 2019, 2018 and 2017, pre-tax charges related to certain tobacco and health litigation items were recorded in Altria’s consolidated statements of earnings (losses) as follows:

(in millions)	2019	2018	2017
Smokeable products segment	$72	$103	$72
Smokeless products segment	—	10	—
Interest and other debt expense, net	5	18	8
Total	$77	$131	$80

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
On December 31, 2019, Altria adopted ASU No. 2018-14, which amends certain defined benefit plan disclosures. Altria elected early adoption of this update, which is permitted for all entities and applied on a retrospective basis to all periods presented. The adoption of ASU No. 2018-14 had no impact on the amount of defined benefit plan assets, obligations or expenses recognized by Altria’s businesses.
▪Obligations and Funded Status: The benefit obligations, plan assets and funded status of Altria’s pension and postretirement plans at December 31, 2019 and 2018 were as follows:

	Pension		Postretirement
(in millions)	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$7,726	$8,510	$2,040	$2,335
Service cost	70	81	16	18
Interest cost	306	276	76	70
Benefits paid	(493)	(488)	(126)	(130)
Actuarial (gains) losses	1,025	(660)	78	(298)
Settlement and curtailment	25	(18)	7	—
Other	—	25	—	45
Benefit obligation at end of year	8,659	7,726	2,091	2,040
Change in plan assets:
Fair value of plan assets at beginning of year	7,138	8,015	211	270
Actual return on plan assets	1,466	(430)	45	(14)
Employer contributions	56	41	—	—
Benefits paid	(493)	(488)	(43)	(45)
Fair value of plan assets at end of year	8,167	7,138	213	211
Funded status at December 31	$(492)	$(588)	$(1,878)	$(1,829)
Amounts recognized on Altria’s consolidated balance sheets were as follows:
Other accrued liabilities	$(26)	$(44)	$(81)	$(80)
Accrued pension costs	(473)	(544)	—	—
Other assets	7	—	—	—
Accrued postretirement health care costs	—	—	(1,797)	(1,749)
	$(492)	$(588)	$(1,878)	$(1,829)

The table above presents the projected benefit obligation for Altria’s pension plans. The accumulated benefit obligation, which represents benefits earned to date, for the pension plans was $8.4 billion and $7.4 billion at December 31, 2019 and 2018, respectively.
Actuarial (gains) losses for the years ended December 31, 2019 and 2018 for the pension and postretirement plans were due primarily to changes in the discount rate assumptions.
For pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2019, the accumulated benefit obligation and fair value of plan assets were $357 million and $134 million, respectively. For pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2018, the accumulated benefit obligation and fair value of plan assets were $7,239 million and $7,012 million, respectively.
For pension plans with projected benefit obligations in excess of plan assets at December 31, 2019, the projected benefit obligation and fair value of plan assets were $8,522 million and $8,023 million, respectively. At December 31, 2018, the projected benefit obligations were in excess of plan assets for all pension plans.
At December 31, 2019 and 2018, the accumulated postretirement benefit obligations were in excess of plan assets for all postretirement plans.
The Patient Protection and Affordable Care Act (“PPACA”), as amended by the Health Care and Education Reconciliation Act of 2010, mandated health care reforms, including the imposition of an excise tax on high cost health care plans. The excise tax provision was repealed on December 20, 2019; therefore, the additional accumulated postretirement liability resulting from the PPACA, which was not material to Altria, has been excluded from Altria’s accumulated postretirement benefit obligation at December 31, 2019.
The following assumptions were used to determine Altria’s pension and postretirement benefit obligations at December 31:

	Pension		Postretirement
	2019	2018	2019	2018
Discount rate	3.4%	4.4%	3.4%	4.4%
Rate of compensation increase	4.0	4.0	—	—
Health care cost trend rate assumed for next year	—	—	6.5	6.5
Ultimate trend rate	—	—	5.0	5.0
Year that the rate reaches the ultimate trend rate	—	—	2025	2025

▪Components of Net Periodic Benefit Cost (Income): Net periodic benefit cost (income) consisted of the following for the years ended December 31, 2019, 2018 and 2017:

	Pension			Postretirement
(in millions)	2019	2018	2017	2019	2018	2017
Service cost	$70	$81	$75	$16	$18	$16
Interest cost	306	276	288	76	70	76
Expected return on plan assets	(576)	(585)	(601)	(15)	(19)	—
Amortization:
Net loss	159	225	197	5	21	25
Prior service cost (credit)	6	4	4	(30)	(42)	(38)
Settlement and curtailment	27	16	86	5	—	—
Net periodic benefit cost (income)	$(8)	$17	$49	$57	$48	$79

Settlement and curtailment shown in the table above primarily relate to the settlement charge discussed below, and the cost reduction program discussed in Note 5. Asset Impairment, Exit and Implementation Costs.
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
The amounts included in settlement and curtailment in the table above were comprised of the following changes:

	Pension			Postretirement
(in millions)	2019	2018	2017	2019
Benefit obligation	$6	$—	$—	$10
Other comprehensive earnings/losses:
Net loss	20	13	86	—
Prior service cost (credit)	1	3	—	(5)
	$27	$16	$86	$5

The following assumptions were used to determine Altria’s net periodic benefit cost for the years ended December 31:

	Pension			Postretirement
	2019	2018	2017	2019	2018	2017
Discount rates:
Service cost	4.6%	3.8%	4.3%	4.5%	3.8%	4.3%
Interest cost	4.0	3.3	3.5	4.0	3.3	3.5
Expected rate of return on plan assets	7.8	7.8	8.0	7.8	7.8	—
Rate of compensation increase	4.0	4.0	4.0	—	—	—
Health care cost trend rate	—	—	—	6.5	7.0	7.0

▪Defined Contribution Plans: Altria sponsors deferred profit-sharing plans covering certain salaried, non-union and union employees. Contributions and costs are determined generally as a percentage of earnings, as defined by the plans. Amounts charged to expense for these defined contribution plans totaled $78 million, $85 million and $83 million in 2019, 2018 and 2017, respectively.
▪Pension and Postretirement Plan Assets: Altria’s investment strategy for its pension and postretirement plan assets is based on an expectation that equity securities will outperform debt securities over the long term and reflects the maturity structure of the benefit obligation. Altria believes that it implements the investment strategy in a prudent and risk-controlled manner, consistent with the fiduciary requirements of the Employee Retirement Income Security Act of 1974, by investing retirement plan assets in a well-diversified mix of equities, fixed income and other securities. In the fourth quarter of 2019, Altria changed its target asset allocation for the majority of its pension plan assets from an equity/fixed income mix of 55%/45% to a 30%/70% mix. The objective of this change is to reduce the overall exposure to equity volatility and more closely align the values of plan assets with the liabilities. The equity/fixed income target allocation for postretirement plan assets remains at 55%/45%.
The actual composition of Altria’s plan assets at December 31, 2019 was broadly characterized with the following allocation:

	Pension	Postretirement
Equity securities	35%	56%
Corporate bonds	52%	34%
U.S. Treasury and foreign government securities	13%	10%
Altria’s pension and postretirement plan asset performance is monitored on an ongoing basis to adjust the mix as necessary.
Substantially all pension and all postretirement assets can be used to make monthly benefit payments.
Altria’s investment objective for its pension and postretirement plan assets is accomplished by investing in long-duration fixed income securities that primarily include U.S. corporate bonds of companies from diversified industries and U.S. Treasury securities that mirror Altria’s pension obligation benchmark, the Bloomberg Barclays Capital U.S. Long Credit Index, as well as U.S. and international equity index strategies that are intended to mirror indices, including, the Standard & Poor’s 500 Index and Morgan Stanley Capital International (“MSCI”) Europe, Australasia, and the Far East (“EAFE”) Index. Altria’s pension plans also invest in actively managed international equity securities of large, mid and small cap companies located in developed and emerging markets. For pension plan assets, the allocation to below investment grade securities represented 8% of the fixed income holdings or 5% of the total plan assets at December 31, 2019. The allocation to emerging markets represented 1% of equity holdings or less than 1% of total plan assets at December 31, 2019. For postretirement plan assets, the allocation to below investment grade securities represented 8% of the fixed income holdings or 4% of the total plan assets at December 31, 2019. There were no postretirement plan assets invested in emerging markets at December 31, 2019.
Altria’s risk management practices for its pension and postretirement plans include ongoing monitoring of asset allocation, investment performance and investment managers’ compliance with their investment guidelines, periodic rebalancing between equity and debt asset classes and annual actuarial re-measurement of plan liabilities.
Altria’s expected rate of return on pension and postretirement plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. The forward-looking estimates are consistent with the long-term historical averages exhibited by returns on equity and fixed income securities. As a result of the pension plan asset re-allocation described above, Altria has reduced its expected rate of return assumption from 7.8% in 2019 to 6.6% in 2020 for determining its pension net periodic benefit cost. For determining its postretirement net periodic benefit cost, Altria has reduced the expected rate of return assumption from 7.8% in 2019 to 7.7% in 2020.

The fair values of the pension plan assets by asset category at December 31, 2019 and 2018 were as follows:

	2019			2018
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. and foreign government securities or their agencies:
U.S. government and agencies	$—	$811	$811	$—	$868	$868
U.S. municipal bonds	—	57	57	—	73	73
Foreign government and agencies	—	98	98	—	115	115
Corporate debt instruments:
Above investment grade	—	3,523	3,523	—	1,726	1,726
Below investment grade and no rating	—	521	521	—	478	478
Common stock:
International equities	296	—	296	237	—	237
U.S. equities	1,263	—	1,263	1,082	—	1,082
Other, net	(4)	479	475	36	339	375
	$1,555	$5,489	$7,044	$1,355	$3,599	$4,954
Investments measured at NAV as a practical expedient for fair value:
Collective investment funds
U.S. large cap			$825			$1,722
U.S. small cap			386			328
International developed markets			106			86
Total investments measured at NAV			$1,317			$2,136

Other			(194)			48
Fair value of plan assets, net			$8,167			$7,138
Level 3 holdings and transactions were immaterial to total plan assets at December 31, 2019 and 2018.
The fair value of the postretirement plan assets at December 31, 2019 and 2018 were as follows:

	2019			2018
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. and foreign government securities or their agencies:
U.S. government and agencies	$—	$11	$11	$—	$13	$13
Foreign government and agencies	—	5	5	—	3	3
Corporate debt instruments:
Above investment grade	—	63	63	—	71	71
Below investment grade and no rating	—	9	9	—	8	8
Other, net	—	7	7	2	2	4
	$—	$95	$95	$2	$97	$99
Investments measured at NAV as a practical expedient for fair value:
Collective investment funds:
U.S. large cap			$97			$77
International developed markets			24			26
Total investments measured at NAV			$121			$103

Other			(3)			9
Fair value of plan assets, net			$213			$211

There were no Level 3 postretirement plan holdings or transactions during 2019 and 2018.

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

Cash Flows: Altria makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under IRS regulations. Currently, Altria anticipates making employer contributions to its pension plans of up to approximately $30 million in 2020 based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension plan assets, or changes in interest rates. Currently, Altria anticipates making employer contributions to its postretirement plans of up to approximately $60 million in 2020. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on postretirement plan assets.

Estimated future benefit payments at December 31, 2019 were as follows:

(in millions)	Pension	Postretirement
2020	$472	$126
2021	477	124
2022	479	121
2023	483	117
2024	481	115
2025-2029	2,430	555

Comprehensive Earnings/Losses
The amounts recorded in accumulated other comprehensive losses at December 31, 2019 consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net loss	$(2,565)	$(389)	$(45)	$(2,999)
Prior service (cost) credit	(27)	72	(5)	40
Deferred income taxes	670	86	11	767
Amounts recorded in accumulated other comprehensive losses	$(1,922)	$(231)	$(39)	$(2,192)
The amounts recorded in accumulated other comprehensive losses at December 31, 2018 consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net loss	$(2,591)	$(327)	$(78)	$(2,996)
Prior service (cost) credit	(34)	108	(6)	68
Deferred income taxes	679	61	20	760
Amounts recorded in accumulated other comprehensive losses	$(1,946)	$(158)	$(64)	$(2,168)

The movements in other comprehensive earnings/losses during the year ended December 31, 2019 were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost:
Amortization:
Net loss	$159	$5	$20	$184
Prior service cost/credit	6	(30)	1	(23)
Other expense (income):
Net loss	20	—	(4)	16
Prior service cost/credit	1	(5)	—	(4)
Deferred income taxes	(47)	7	(4)	(44)
	$139	$(23)	$13	$129
Other movements during the year:
Net loss	$(153)	$(67)	$17	$(203)
Prior service cost/credit	—	(1)	—	(1)
Deferred income taxes	38	18	(5)	51
	$(115)	$(50)	$12	$(153)
Total movements in other comprehensive earnings/losses	$24	$(73)	$25	$(24)

The movements in other comprehensive earnings/losses during the year ended December 31, 2018 were as follows:

(in millions)	Pension	Post-retirement	Post-employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost:
Amortization:
Net loss	$225	$21	$17	$263
Prior service cost/credit	4	(42)	—	(38)
Other expense (income):
Net loss	13	—	—	13
Prior service cost/credit	3	—	—	3
Deferred income taxes	(61)	4	(4)	(61)
	$184	$(17)	$13	$180
Other movements during the year:
Adoption of ASU 2018-02 (1)	$(330)	$(55)	$(12)	$(397)
Net loss	(336)	264	(2)	(74)
Prior service cost/credit	(26)	(45)	(6)	(77)
Deferred income taxes	91	(54)	2	39
	$(601)	$110	$(18)	$(509)
Total movements in other comprehensive earnings/losses	$(417)	$93	$(5)	$(329)

(1) Reflects the reclassification of the stranded income tax effects of the Tax Reform Act.

The movements in other comprehensive earnings/losses during the year ended December 31, 2017 were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts reclassified to net earnings as components of net periodic benefit cost:
Amortization:
Net loss	$197	$25	$17	$239
Prior service cost/credit	4	(38)	—	(34)
Other expense (income):
Net loss	86	—	—	86
Deferred income taxes	(113)	6	(6)	(113)
	$174	$(7)	$11	$178
Other movements during the year:
Net loss	$81	$(56)	$(11)	$14
Prior service cost/credit	—	38	—	38
Deferred income taxes	(32)	7	4	(21)
	$49	$(11)	$(7)	$31
Total movements in other comprehensive earnings/losses	$223	$(18)	$4	$209

Note 18. Additional Information

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Research and development expense	$168	$252	$241
Advertising expense	$33	$37	$29
Interest and other debt expense, net:
Interest expense	$1,322	$697	$736
Interest income	(42)	(32)	(31)
	$1,280	$665	$705

The activity in the allowance for discounts and allowance for returned goods for the years ended December 31, 2019, 2018 and 2017 was as follows:

(in millions)	2019		2018		2017
	Discounts	Returned Goods	Discounts	Returned Goods	Discounts	Returned Goods
Balance at beginning of year	$—	$32	$—	$40	$—	$49
Charged to costs and expenses	604	127	620	97	626	130
Deductions (1)	(604)	(127)	(620)	(105)	(626)	(139)
Balance at end of year	$—	$32	$—	$32	$—	$40
(1) Represents the recording of discounts and returns for which allowances were created.
The activity in the allowance for losses on finance assets for the years ended December 31, 2019, 2018 and 2017 was as follows:

(in millions)	2019	2018	2017
Balance at beginning of year	$19	$23	$32
Decrease to allowance	—	(4)	(9)
Balance at end of year	$19	$19	$23

Note 19. Contingencies
Legal proceedings covering a wide range of matters are pending or threatened in various U.S. and foreign jurisdictions against Altria and its subsidiaries, including PM USA and USSTC, as well as their respective indemnitees and Altria’s investees. Various types of claims may be raised in these proceedings, including product liability, unfair trade practices, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of competitors, shareholders or distributors.
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
Overview of Altria and/or PM USA Tobacco-Related Litigation
Types and Number of U.S. Cases: Claims related to tobacco products generally fall within the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs; (ii) health care cost recovery cases brought by governmental (both domestic and foreign) plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits; (iii) e-vapor cases alleging violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), fraud, failure to warn, design defect, negligence and unfair trade practices; and (iv) other tobacco-related litigation described below. Plaintiffs’ theories of recovery and the defenses raised in tobacco-related litigation are discussed below.

The table below lists the number of certain tobacco-related cases pending in the U.S. against PM USA and, in some instances, Altria as of December 31, 2019, 2018 and 2017:

	2019	2018	2017
Individual Smoking and Health Cases (1)	104	100	92
Health Care Cost Recovery Actions (2)	1	1	1
E-vapor Cases(3)	101	—	—
Other Tobacco-Related Cases(4)	4	4	7
(1) Includes 21 cases filed in Massachusetts and 43 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Class Action). Also does not include 1,472 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. In March 2018, 923 of these cases were voluntarily dismissed without prejudice.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) Includes 22 class action lawsuits, 76 individual lawsuits, two state or local government lawsuits and one lawsuit filed by a school district relating to JUUL e-vapor products. JUUL is an additional named defendant in each of these lawsuits.
(4) For 2019, includes two inactive smoking and health cases alleging personal injury or seeking court-supervised programs or ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, including one case in which the aggregated claims of a number of individual plaintiffs are to be tried in a single proceeding, and two inactive class action lawsuits alleging that use of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of RICO.
International Tobacco-Related Cases: As of January 27, 2020, PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant. PM USA and Altria are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.
Tobacco-Related Cases Set for Trial: As of January 27, 2020, four Engle progeny cases are set for trial through March 31, 2020. In addition, there is one individual smoking and health case against PM USA set for trial during this period. Cases against other companies in the tobacco industry may also be scheduled for trial during this period. Trial dates are subject to change.
Trial Results: Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 68 tobacco-related cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 44 of the 68 cases. These 44 cases were tried in Alaska (1), California (7), Connecticut (1), Florida (10), Louisiana (1), Massachusetts (4), Mississippi (1), Missouri (4), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2).
Of the 24 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 20 have reached final resolution, and one case (Gentile) that was initially returned in favor of plaintiff was reversed post-trial and remains pending.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of January 27, 2020.
Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation): After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $724 million and interest totaling approximately $214 million as of December 31, 2019. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $312 million and related interest totaling approximately $52 million.

The changes in Altria’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below are as follows:

(in millions)	2019		2018	2017
Accrued liability for tobacco and health litigation items at beginning of year (1)	$112		$106	$47
Pre-tax charges for:
Tobacco and health litigation	72	(1)(2)	113	72
Related interest costs	5		18	8
Payments (1)	(175)	(3)	(125)	(21)
Accrued liability for tobacco and health litigation items at end of period (1)	$14		$112	$106
(1) Includes amounts related to the costs of implementing the corrective communications remedy related to the Federal Government’s Lawsuit discussed below.
(2) Includes approximately $22 million related to pre-trial resolution of approximately 300 tobacco and health cases.
(3) Includes approximately $20 million in payments related to above-mentioned pre-trial resolution of approximately 300 tobacco and health cases (the remaining approximately $2 million was accrued but not paid in 2019).
The accrued liability for tobacco and health litigation items, including related interest costs, was included in accrued liabilities on Altria’s consolidated balance sheets. Pre-tax charges for tobacco and health litigation were included in marketing, administration and research costs on Altria’s consolidated statements of earnings (losses). Pre-tax charges for related interest costs were included in interest and other debt expense, net on Altria’s consolidated statements of earnings (losses).
Security for Judgments: To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of December 31, 2019, PM USA has posted appeal bonds totaling approximately $43 million, which have been collateralized with restricted cash that are included in assets on the consolidated balance sheet.
Smoking and Health Litigation
Overview: Plaintiffs’ allegations of liability in smoking and health cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, nuisance, breach of express and implied warranties, breach of special duty, conspiracy, concert of action, violations of unfair trade practice laws and consumer protection statutes, and claims under the federal and state anti-racketeering statutes. Plaintiffs in the smoking and health cases seek various forms of relief, including compensatory and punitive damages, treble/multiple damages and other statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and equitable relief. Defenses raised in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, statutes of limitations and preemption by the Federal Cigarette Labeling and Advertising Act.
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
Laramie: In August 2019, a jury in a Massachusetts state court returned a verdict in favor of plaintiff, awarding $11 million in compensatory damages and $10 million in punitive damages. PM USA and plaintiff appealed.
Capone: In December 2018, a jury in a Florida state court returned a verdict in favor of plaintiff, awarding $225,000 in compensatory damages. In the first quarter of 2019, PM USA recorded a provision on its consolidated balance sheet of approximately $325,000 for the judgment and related costs and paid this amount in April 2019, concluding this litigation.
Gentile: In October 2017, a jury in a Florida state court returned a verdict in favor of plaintiff, awarding approximately $7.1 million in compensatory damages and allocating 75% of the fault to PM USA (an amount of approximately $5.3 million). PM USA appealed. In September 2019, the Florida Fourth District Court of Appeal reversed the judgment entered by the trial court, granted PM USA judgment on certain claims and remanded for a new trial on the remaining claims. Plaintiff has petitioned the Florida Supreme Court for further review.
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
Pending Engle Progeny Cases: The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of January 27, 2020, approximately 1,700 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 2,100 state court plaintiffs.  Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the Federal Engle Agreement (discussed below) resolved nearly all Engle progeny cases pending in federal court, as of January 27, 2020, four cases were pending against PM USA in federal court representing the cases excluded from that agreement.
Agreement to Resolve Federal Engle Progeny Cases: In 2015, PM USA, R.J. Reynolds Tobacco Company (“R.J. Reynolds”) and Lorillard Tobacco Company (“Lorillard”) resolved approximately 415 pending federal Engle progeny cases (the “Federal Engle Agreement”). Federal cases that were in trial and those that previously reached final verdict were not included in the Federal Engle Agreement.
Engle Progeny Trial Results: As of January 27, 2020, 134 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Seventy-seven verdicts were returned in favor of plaintiffs and six verdicts (Skolnick, Calloway, McCoy, Duignan, Oshinsky-Blacker and Freeman) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending.
Forty-seven verdicts were returned in favor of PM USA, of which 42 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of January 27, 2020. Four verdicts (Pearson, D. Cohen, Collar and Chacon) that were returned in favor of PM USA were subsequently reversed for new trials. Juries in two cases (Reider and Banks) returned zero damages verdicts in favor of PM USA. Juries in two other cases (Weingart and Hancock) returned verdicts against PM USA awarding no damages, but the trial court in each case decided to award plaintiffs damages. One case, Pollari, resulted in a verdict in favor of PM USA following a retrial of an initial verdict returned in favor of plaintiff. Appeals by plaintiff and defendants are pending. Two cases, Gloger and Rintoul (Caprio), resulted in verdicts in favor of plaintiffs following retrial of initial verdicts returned in favor of plaintiffs. Post-trial motions or appeals are pending.
The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists such cases that are pending as of January 27, 2020 where PM USA has recorded a provision in its consolidated financial statements because we have determined that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated; the second chart lists other such cases that are pending as of January 27, 2020 but where we have determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated; and the third chart lists other such cases that have concluded within the previous 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings.

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
Other Currently Pending Engle Cases with Verdicts Against PM USA (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Appeal Status
Cuddihee	January 2020	PM USA	Duval	$3 million	$0	Trial court entered final judgment. Defendant to file one or more post-trial motions.
Rintoul (Caprio)	November 2019	PM USA and R.J. Reynolds	Broward	$9 million ($5 million PM USA)	$74 million	Defendants’ post-trial motions pending.
Gloger	November 2019	PM USA and R.J. Reynolds	Miami-Dade	$15 million ($5 million PM USA)	$11 million	Appeal by defendants to Third District Court of Appeal pending.
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	<$1 million	New trial ordered on punitive damages.
Neff	March 2019	PM USA and R.J. Reynolds	Broward	$4 million	$2 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Frogel	March 2019	PM USA	Palm Beach	<$1 million (<$1 million PM USA)	$0	Appeals by plaintiff and defendant to Fourth District Court of Appeal pending.
Mahfuz	February 2019	PM USA and R.J. Reynolds	Broward	$12 million	$10 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Holliman	February 2019	PM USA	Miami-Dade	$3 million	$0	Defendant’s appeal to Third District Court of Appeal pending.
Chadwell	September 2018	PM USA	Miami-Dade	$2 million	$0	Appeals by defendant and plaintiff to Third District Court of Appeal pending.
Kaplan	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$2 million	Appeals by defendants and plaintiff to Fourth District Court of Appeal pending.
Landi	June 2018	PM USA and R.J. Reynolds	Broward	$8 million	$5 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Theis	May 2018	PM USA and R.J. Reynolds	Sarasota	$7 million	$10 million	Second District Court of Appeal affirmed judgment. Defendants’ post-appeal motion pending.
Freeman	March 2018	PM USA	Alachua	$4 million	$0	First District Court of Appeal reversed judgment against PM USA. Plaintiff petitioned Florida Supreme Court for review. This case is currently stayed.
R. Douglas	November 2017	PM USA	Duval	<$1 million	$0	Awaiting entry of final judgment by the trial court.
Sommers	April 2017	PM USA	Miami-Dade	$1 million	$0	Third District Court of Appeal affirmed compensatory damages award and granted new trial on punitive damages. Defendant petitioned Florida Supreme Court for review.

Other Currently Pending Engle Cases with Verdicts Against PM USA (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Appeal Status
Santoro	March 2017	PM USA, R.J. Reynolds and Liggett Group	Broward	$2 million	$0	Trial court set aside punitive damages award; appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Cooper (Blackwood)	September 2015	PM USA and R.J. Reynolds	Broward	$5 million (<$1 million PM USA)	$0	Fourth District Court of Appeal affirmed judgment and granted a new trial on punitive damages.
D. Brown	January 2015	PM USA	Federal Court - Middle District of Florida	$8 million	$9 million	Appeal by defendant to U.S. Court of Appeals for the Eleventh Circuit pending.
Kerrivan	October 2014	PM USA and R.J. Reynolds	Federal Court - Middle District of Florida	$16 million	$16 million	Appeal by defendants to U.S. Court of Appeals for the Eleventh Circuit pending.
Harris	July 2014	PM USA, R.J. Reynolds and Lorillard	Federal Court - Middle District of Florida	$2 million (<$ 1 million PM USA)	$0	Appeals by plaintiff and defendants to U.S. Court of Appeals for the Eleventh Circuit pending.
(1) PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.

Engle Cases Concluded Within Past 12 Months (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Accrual Date	Payment Amount (if any)	Payment Date
Alvarez Del Real	September 2019	PM USA	Miami-Dade	Fourth quarter of 2019	<$1 million	October 2019
Zingaro	May 2019	PM USA and R.J. Reynolds	Broward	Third quarter of 2019	<$1 million	October 2019
Bryant	December 2017	PM USA	Escambia	Second quarter of 2019	<$1 million	July 2019
Wallace	October 2017	PM USA and R.J. Reynolds	Brevard	Second quarter of 2019	$26 million	May 2019
J. Brown	February 2017	PM USA and R.J. Reynolds	Pinellas	First quarter of 2019	$4 million	April 2019
L. Martin	May 2017	PM USA	Miami-Dade	First quarter of 2019	$2 million	April 2019
Danielson	November 2015	PM USA	Escambia	First quarter of 2019	$3 million	March 2019
S. Martin	November 2016	PM USA and R.J. Reynolds	Broward	First quarter of 2019	$5 million	March 2019
Searcy	April 2013	PM USA and R.J. Reynolds	Federal Court - Middle District of Florida	Third quarter of 2018	$2 million	March 2019
Boatright	November 2014	PM USA and Liggett Group	Polk	Second quarter of 2018	$42 million	March 2019
M. Brown	May 2015	PM USA	Duval	Second quarter of 2018	$8 million	March 2019
Jordan(1)	August 2015	PM USA	Duval	Second quarter of 2018	$11 million	March 2019
Pardue	December 2016	PM USA and R.J. Reynolds	Alachua	Second and Third quarters of 2018	$11 million	March 2019
McKeever	February 2015	PM USA	Broward	Fourth quarter of 2017	$21 million	March 2019
Boulter	December 2018	PM USA and R.J. Reynolds	Lee	Fourth quarter of 2018	<$1 million	January 2019
(1) The trial court also awarded plaintiff approximately $4 million in fees and costs, which PM USA has appealed.

Florida Bond Statute: In June 2009, Florida amended its existing bond cap statute by adding a $200 million bond cap that applies to all state Engle progeny lawsuits in the aggregate and establishes individual bond caps for individual Engle progeny cases in amounts that vary depending on the number of judgments in effect at a given time. Plaintiffs have been unsuccessful in various challenges to the bond cap statute in Florida state court.
No federal court has yet addressed the constitutionality of the bond cap statute or the applicability of the bond cap to Engle progeny cases tried in federal court.
From time to time, legislation has been presented to the Florida legislature that would repeal the bond cap statute; however to date, no legislation repealing the statute has passed.
Other Smoking and Health Class Actions: Since the dismissal in May 1996 of a purported nationwide class action brought on behalf of allegedly addicted smokers, plaintiffs have filed numerous putative smoking and health class action suits in various state and federal courts. In general, these cases purport to be brought on behalf of residents of a particular state or states (although a few cases purport to be nationwide in scope) and raise addiction claims and, in many cases, claims of physical injury as well.
Class certification has been denied or reversed by courts in 61 smoking and health class actions involving PM USA in Arkansas (1), California (1), Delaware (1), the District of Columbia (2), Florida (2), Illinois (3), Iowa (1), Kansas (1), Louisiana (1), Maryland (1), Michigan (1), Minnesota (1), Nevada (29), New Jersey (6), New York (2), Ohio (1), Oklahoma (1), Oregon (1), Pennsylvania (1), Puerto Rico (1), South Carolina (1), Texas (1) and Wisconsin (1). See Certain Other Tobacco-Related Litigation below for a discussion of “Lights” and “Ultra Lights” class action cases and medical monitoring class action cases pending against PM USA.
As of January 27, 2020, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to Altria or its subsidiaries) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the U.S.). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.
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
Although there have been some decisions to the contrary, most judicial decisions in the U.S. have dismissed all or most health care cost recovery claims against cigarette manufacturers. Nine federal circuit courts of appeals and eight state appellate courts, relying primarily on grounds that plaintiffs’ claims were too remote, have ordered or affirmed dismissals of health care cost recovery actions. The United States Supreme Court has refused to consider plaintiffs’ appeals from the cases decided by five federal circuit courts of appeal.
In addition to the cases brought in the U.S., health care cost recovery actions have also been brought against tobacco industry participants, including PM USA and Altria in Israel (dismissed), the Marshall Islands (dismissed) and Canada (10 cases), and other entities have stated that they are considering filing such actions.
Since the beginning of 2008, the Canadian Provinces of British Columbia, New Brunswick, Ontario, Newfoundland and Labrador, Quebec, Alberta, Manitoba, Saskatchewan, Prince Edward Island and Nova Scotia have brought health care reimbursement claims against cigarette manufacturers. PM USA is named as a defendant in the British Columbia and Quebec cases, while both Altria and PM USA are named as defendants in the New Brunswick, Ontario, Newfoundland and Labrador, Alberta, Manitoba, Saskatchewan, Prince Edward Island and Nova Scotia cases. The Nunavut Territory and Northwest Territory have passed legislation permitting similar claims, but lawsuits based on this legislation have not been filed. All of these cases have been stayed pending resolution of proceedings in Canada involving three tobacco manufacturers (none of which are affiliated with Altria or its subsidiaries) under the Creditors Arrangement Act discussed above. See Smoking and Health Litigation - Other Smoking and Health Class Actions above for a discussion of these proceedings. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Settlements of Health Care Cost Recovery Litigation: In November 1998, PM USA and certain other tobacco product manufacturers entered into the 1998 Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia and certain U.S. territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA and R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the years ended December 31, 2019, 2018 and 2017, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $4.2 billion for 2019 and 2018, and $4.5 billion for 2017. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.
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
In the NPM Adjustment settlement with New York, which was entered into in 2015, PM USA has received approximately $265 million for 2004-2017 and will receive an additional amount for 2018 in April 2020. PM USA and other participating manufacturers are involved in a proceeding pursuant to the New York settlement in which an independent investigator will determine the amounts due to the participating manufacturers from New York for 2019 and 2020. PM USA expects to receive such amounts in April 2021 and April 2022, respectively.
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
2003 and Subsequent NPM Adjustments - Continuing Disputes with States that have not Settled.

▪
2003 NPM Adjustment. In September 2013, an arbitration panel issued rulings regarding the 15 states and territories that remained in the arbitration, ruling that six of them did not establish valid defenses to the NPM Adjustment for 2003. In June 2014, two of these six states joined the multi-state settlement discussed above. With respect to the remaining four states, following the outcome of challenges in state courts, PM USA ultimately recorded $74 million primarily as a reduction to cost of sales. Subsequently, another one of the six states joined the multi-state settlement. Two potential disputes remain outstanding regarding the amount of interest due to PM USA and there is no assurance that PM USA will prevail in either of these disputes.

▪
2004 and Subsequent NPM Adjustments. PM USA has continued to pursue the NPM Adjustments for 2004 and subsequent years in multi-state arbitrations against the states that did not join either of the settlements discussed above. In September 2019, a New Mexico state appellate court affirmed a trial court’s order compelling New Mexico to arbitrate the 2004 NPM Adjustment claims in the multi-state arbitration with the other states. In November 2019, the New Mexico Supreme Court declined to review that decision. The arbitration hearing has not yet been scheduled. The Montana state courts ruled that Montana may litigate its claims in state court, rather than participate in a multi-state arbitration and the PMs have agreed not to contest the applicability of the 2004 NPM Adjustment to Montana.

The hearings in a 2004 multi-state arbitration with all of the states that have not settled other than Montana and New Mexico concluded in July 2019. As of January 27, 2020, no decisions have resulted from the arbitration.
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
Other Disputes Under the State Settlement Agreements: The payment obligations of the tobacco product manufacturers that are parties to the State Settlement Agreements, as well as the allocations of any NPM Adjustments and related settlements, have been and may continue to be affected by R.J. Reynolds’s acquisition of Lorillard and its related sale of certain cigarette brands to ITG (the “ITG brands”). In particular, R.J. Reynolds and ITG have asserted that they do not have to make payments on the ITG brands under the Florida, Minnesota and Texas State Settlement Agreements or include the ITG brands for purposes of certain calculations under the State Settlement Agreements. PM USA believes that R.J. Reynolds’s and ITG’s position violates the State Settlement Agreements and applicable law. PM USA further believes that these actions: (i) improperly increased PM USA’s payments for 2015-2019; (ii) may improperly increase PM USA’s payments for subsequent years; (iii) improperly decreased PM USA’s share of the 2015-2018 NPM Adjustments and of the settlements of related disputes; and (iv) may improperly decrease PM USA’s share of NPM Adjustments and related settlements for subsequent years.
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
In March 2018, PM USA and the State of Minnesota filed pleadings in Minnesota state court asserting claims against R.J. Reynolds and ITG, similar to those made in Florida, and seeking to enforce the Minnesota State Settlement Agreement. In September 2019, the Minnesota court granted the state’s and PM USA’s motions to enforce the agreement against R.J. Reynolds. The Minnesota court concluded, however, that it could not yet resolve the question of ITG’s liability under the Minnesota State Settlement Agreement. An evidentiary hearing on the question of ITG’s potential liability is currently scheduled for April 2020.
In December 2018, PM USA filed a motion in Mississippi state court seeking to enforce the Mississippi State Settlement Agreement against R.J. Reynolds and ITG with respect to the accuracy of certain submissions made by R.J. Reynolds and ITG concerning the calculation of payments relating to the ITG brands. In December 2019, in a separate matter, the State of Mississippi filed a motion in Mississippi state court seeking to enforce the Mississippi State Settlement Agreement against PM USA, R.J. Reynolds and ITG concerning the calculation of the April 2019 payments.
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
In 2014, Altria and PM USA recorded provisions totaling $31 million for the estimated costs of implementing the corrective communications remedy. In the fourth quarter of 2019, PM USA updated its estimate and recorded approximately $5 million for additional costs to finish implementing the corrective communications remedy.
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
E-vapor Litigation
As of January 27, 2020, Altria and/or its subsidiaries, including PM USA, were named as defendants in 21 class action lawsuits relating to JUUL e-vapor products. JUUL is an additional named defendant in each of these lawsuits. The theories of recovery include violation of RICO, fraud, failure to warn, design defect, negligence and unfair trade practices. Plaintiffs seek various remedies, including compensatory and punitive damages and an injunction prohibiting product sales.
Altria and/or its subsidiaries, including PM USA, also have been named as defendants in other lawsuits involving JUUL e-vapor products, including 76 individual lawsuits, two lawsuits filed by state or local governments and one lawsuit filed by a school district. JUUL is an additional named defendant in each of these lawsuits.
The majority of the individual and class action lawsuits mentioned above were filed in federal court. In October 2019, the United States Judicial Panel on Multidistrict Litigation ordered the coordination or consolidation of these lawsuits in the U.S. District Court for the Northern District of California for pretrial purposes.
Neither Altria nor any of its subsidiaries has filed a response in any of these cases, and no case has been set for trial.
JUUL also is named in a significant number of additional individual and class action lawsuits to which neither Altria nor any of its subsidiaries is currently named.
Certain Other Tobacco-Related Litigation
“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions: Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or its other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of January 27, 2020, two “Lights/Ultra Lights” class actions are pending in U.S. state court. Neither case is active.
As of January 27, 2020, two smoking and health cases alleging personal injury or seeking court-supervised programs or ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, are pending in their respective U.S. state courts. Neither case is active.

UST Litigation: UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of January 27, 2020, there is one case pending against USSTC.
Shareholder Class Actions
In October and December 2019, two purported Altria shareholders filed putative class action lawsuits against Altria, Howard A. Willard III, Altria’s Chairman and Chief Executive Officer, and William F. Gifford, Jr., Altria’s Vice Chairman and Chief Financial Officer, in the United States District Court for the Eastern District of New York. The lawsuits assert claims under Sections 10(b) and 20(a) and under Rule 10b-5 of the Exchange Act. The claims involve allegedly false and misleading statements and omissions relating to Altria’s investment in JUUL. Plaintiffs seek various remedies, including damages and attorneys’ fees. In December 2019, the court consolidated the two lawsuits into a single proceeding. A response to the consolidated lawsuit has not yet been filed.
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
Guarantees and Other Similar Matters
In the ordinary course of business, certain subsidiaries of Altria have agreed to indemnify a limited number of third parties in the event of future litigation. At December 31, 2019, Altria and certain of its subsidiaries (i) had $51 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for guarantees related to their own performance, including $26 million for surety bonds; and (iii) had a redeemable noncontrolling interest of $38 million recorded on its consolidated balance sheet. In addition, from time to time, subsidiaries of Altria issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity.
Under the terms of a distribution agreement between Altria and PMI (the “Distribution Agreement”), entered into as a result of Altria’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria does not have a related liability recorded on its consolidated balance sheet at December 31, 2019 as the fair value of this indemnification is insignificant.
As more fully discussed in Note 20. Condensed Consolidating Financial Information, PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under its $3.0 billion Credit Agreement and amounts outstanding under its commercial paper program.

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
At December 31, 2019, the respective principal 100% owned subsidiaries of Altria and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.
The following sets forth the condensed consolidating balance sheets as of December 31, 2019 and 2018, condensed consolidating statements of earnings (losses) and comprehensive earnings (losses) for the years ended December 31, 2019, 2018 and 2017, and condensed consolidating statements of cash flows for the years ended December 31, 2019, 2018 and 2017 for Altria, PM USA and, collectively, Altria’s other subsidiaries that are not guarantors of Altria’s debt instruments (the “Non-Guarantor Subsidiaries”).
The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria and PM USA account for investments in their subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets
(in millions of dollars)
____________________________

at December 31, 2019	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$2,022	$—	$95	$—	$2,117
Receivables	—	30	122	—	152
Inventories:
Leaf tobacco	—	494	380	—	874
Other raw materials	—	120	72	—	192
Work in process	—	4	692	—	696
Finished product	—	119	412	—	531
	—	737	1,556	—	2,293
Due from Altria and subsidiaries	88	4,005	1,359	(5,452)	—
Income taxes	80	47	38	(49)	116
Other current assets	53	17	76	—	146
Total current assets	2,243	4,836	3,246	(5,501)	4,824
Property, plant and equipment, at cost	—	2,956	2,118	—	5,074
Less accumulated depreciation	—	2,166	909	—	3,075
	—	790	1,209	—	1,999
Goodwill	—	—	5,177	—	5,177
Other intangible assets, net	—	2	12,685	—	12,687
Investments in equity securities	18,071	—	5,510	—	23,581
Investment in consolidated subsidiaries	19,312	2,831	—	(22,143)	—
Due from Altria and subsidiaries	4,790	—	—	(4,790)	—
Other assets	58	951	603	(609)	1,003
Total Assets	$44,474	$9,410	$28,430	$(33,043)	$49,271

Condensed Consolidating Balance Sheets (Continued)
(in millions of dollars)
____________________________

at December 31, 2019	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$1,000	$—	$—	$—	$1,000
Accounts payable	—	146	179	—	325
Accrued liabilities:
Marketing	—	320	73	—	393
Settlement charges	—	3,340	6	—	3,346
Other	576	482	536	(49)	1,545
Dividends payable	1,565	—	—	—	1,565
Due to Altria and subsidiaries	4,693	514	245	(5,452)	—
Total current liabilities	7,834	4,802	1,039	(5,501)	8,174
Long-term debt	27,042	—	—	—	27,042
Deferred income taxes	3,099	—	2,593	(609)	5,083
Accrued pension costs	197	—	276	—	473
Accrued postretirement health care costs	—	1,078	719	—	1,797
Due to Altria and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	80	87	178	—	345
Total liabilities	38,252	5,967	9,595	(10,900)	42,914
Contingencies
Redeemable noncontrolling interest	—	—	38	—	38
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,970	3,310	27,565	(30,875)	5,970
Earnings reinvested in the business	36,539	352	(6,997)	6,645	36,539
Accumulated other comprehensive losses	(2,864)	(219)	(1,877)	2,096	(2,864)
Cost of repurchased stock	(34,358)	—	—	—	(34,358)
Total stockholders’ equity attributable to Altria	6,222	3,443	18,700	(22,143)	6,222
Noncontrolling interests	—	—	97	—	97
Total stockholders’ equity	6,222	3,443	18,797	(22,143)	6,319
Total Liabilities and Stockholders’ Equity	$44,474	$9,410	$28,430	$(33,043)	$49,271

Condensed Consolidating Balance Sheets
(in millions of dollars)
____________________________

at December 31, 2018	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$1,277	$—	$56	$—	$1,333
Receivables	—	18	124	—	142
Inventories:
Leaf tobacco	—	561	379	—	940
Other raw materials	—	123	63	—	186
Work in process	—	2	645	—	647
Finished product	—	128	430	—	558
	—	814	1,517	—	2,331
Due from Altria and subsidiaries	46	3,828	1,194	(5,068)	—
Income taxes	100	94	—	(27)	167
Other current assets	41	167	118	—	326
Total current assets	1,464	4,921	3,009	(5,095)	4,299
Property, plant and equipment, at cost	—	2,928	2,022	—	4,950
Less accumulated depreciation	—	2,111	901	—	3,012
	—	817	1,121	—	1,938
Goodwill	—	—	5,196	—	5,196
Other intangible assets, net	—	2	12,277	—	12,279
Investments in equity securities	17,696	—	12,800	—	30,496
Investment in consolidated subsidiaries	25,996	2,825	—	(28,821)	—
Due from Altria and subsidiaries	4,790	—	—	(4,790)	—
Other assets	193	955	773	(670)	1,251
Total Assets	$50,139	$9,520	$35,176	$(39,376)	$55,459

Condensed Consolidating Balance Sheets (Continued)
(in millions of dollars)
____________________________

at December 31, 2018	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Short-term borrowings	12,704	—	—	—	12,704
Current portion of long-term debt	$1,144	$—	$—	$—	$1,144
Accounts payable	1	91	307	—	399
Accrued liabilities:
Marketing	—	483	103	—	586
Settlement charges	—	3,448	6	—	3,454
Other	295	524	611	(27)	1,403
Dividends payable	1,503	—	—	—	1,503
Due to Altria and subsidiaries	4,499	407	162	(5,068)	—
Total current liabilities	20,146	4,953	1,189	(5,095)	21,193
Long-term debt	11,898	—	—	—	11,898
Deferred income taxes	3,010	—	2,653	(670)	4,993
Accrued pension costs	187	—	357	—	544
Accrued postretirement health care costs	—	1,072	677	—	1,749
Due to Altria and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	111	47	96	—	254
Total liabilities	35,352	6,072	9,762	(10,555)	40,631
Contingencies
Redeemable noncontrolling interest	—	—	39	—	39
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,961	3,310	25,047	(28,357)	5,961
Earnings reinvested in the business	43,962	359	2,201	(2,560)	43,962
Accumulated other comprehensive losses	(2,547)	(221)	(1,884)	2,105	(2,547)
Cost of repurchased stock	(33,524)	—	—	—	(33,524)
Total stockholders’ equity attributable to Altria	14,787	3,448	25,373	(28,821)	14,787
Noncontrolling interests	—	—	2	—	2
Total stockholders’ equity	14,787	3,448	25,375	(28,821)	14,789
Total Liabilities and Stockholders’ Equity	$50,139	$9,520	$35,176	$(39,376)	$55,459

Condensed Consolidating Statements of Earnings (Losses) and Comprehensive Earnings (Losses)
(in millions of dollars)
_____________________________

for the year ended December 31, 2019	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$21,065	$4,081	$(36)	$25,110
Cost of sales	—	5,997	1,124	(36)	7,085
Excise taxes on products	—	5,111	203	—	5,314
Gross profit	—	9,957	2,754	—	12,711
Marketing, administration and research costs	182	1,591	453	—	2,226
Asset impairment and exit costs	1	39	119	—	159
Operating (expense) income	(183)	8,327	2,182	—	10,326
Interest and other debt expense (income), net	1,152	(85)	213	—	1,280
Net periodic benefit (income) cost, excluding service cost	5	(34)	(8)	—	(37)
Earnings from equity investments	(1,229)	—	(496)	—	(1,725)
Impairment of JUUL equity securities	—	—	8,600	—	8,600
Loss on Cronos-related financial instruments	—	—	1,442	—	1,442
Earnings (losses) before income taxes and equity earnings of subsidiaries	(111)	8,446	(7,569)	—	766
Provision (benefit) for income taxes	(243)	2,102	205	—	2,064
Equity earnings (losses) of subsidiaries	(1,425)	450	—	975	—
Net earnings (losses)	(1,293)	6,794	(7,774)	975	(1,298)
Net (earnings) losses attributable to noncontrolling interests	—	—	5	—	5
Net earnings (losses) attributable to Altria	$(1,293)	$6,794	$(7,769)	$975	$(1,293)

Net earnings (losses)	$(1,293)	$6,794	$(7,774)	$975	$(1,298)
Other comprehensive earnings (losses), net of deferred income taxes	(317)	2	7	(9)	(317)
Comprehensive earnings (losses)	(1,610)	6,796	(7,767)	966	(1,615)
Comprehensive (earnings) losses attributable to noncontrolling interests	—	—	5	—	5
Comprehensive earnings (losses) attributable to Altria	$(1,610)	$6,796	$(7,762)	$966	$(1,610)

Condensed Consolidating Statements of Earnings (Losses) and Comprehensive Earnings (Losses)
(in millions of dollars)
_____________________________

for the year ended December 31, 2018	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$21,422	$3,980	$(38)	$25,364
Cost of sales	—	6,153	1,258	(38)	7,373
Excise taxes on products	—	5,517	220	—	5,737
Gross profit	—	9,752	2,502	—	12,254
Marketing, administration and research costs	219	1,892	645	—	2,756
Asset impairment and exit costs	—	81	302	—	383
Operating (expense) income	(219)	7,779	1,555	—	9,115
Interest and other debt expense (income), net	511	(61)	215	—	665
Net periodic benefit (income) cost, excluding service cost	16	(41)	(9)	—	(34)
Earnings from equity investments	(890)	—	—	—	(890)
(Gain) loss on ABI/SABMiller business combination	33	—	—	—	33
Earnings (losses) before income taxes and equity earnings of subsidiaries	111	7,881	1,349	—	9,341
Provision (benefit) for income taxes	36	1,980	358	—	2,374
Equity earnings (losses) of subsidiaries	6,888	402	—	(7,290)	—
Net earnings (losses)	6,963	6,303	991	(7,290)	6,967
Net (earnings) losses attributable to noncontrolling interests	—	—	(4)	—	(4)
Net earnings (losses) attributable to Altria	$6,963	$6,303	$987	$(7,290)	$6,963

Net earnings (losses)	$6,963	$6,303	$991	$(7,290)	$6,967
Other comprehensive earnings (losses), net of deferred income taxes	(242)	104	(54)	(50)	(242)
Comprehensive earnings (losses)	6,721	6,407	937	(7,340)	6,725
Comprehensive (earnings) losses attributable to noncontrolling interests	—	—	(4)	—	(4)
Comprehensive earnings (losses) attributable to Altria	$6,721	$6,407	$933	$(7,340)	$6,721

Condensed Consolidating Statements of Earnings (Losses) and Comprehensive Earnings (Losses)
(in millions of dollars)
_____________________________

for the year ended December 31, 2017	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$21,826	$3,787	$(37)	$25,576
Cost of sales	—	6,394	1,174	(37)	7,531
Excise taxes on products	—	5,864	218	—	6,082
Gross profit	—	9,568	2,395	—	11,963
Marketing, administration and research costs	161	1,713	464	—	2,338
Asset impairment and exit costs	—	—	32	—	32
Operating (expense) income	(161)	7,855	1,899	—	9,593
Interest and other debt expense (income), net	510	(20)	215	—	705
Net periodic benefit (income) cost, excluding service cost	12	18	7	—	37
Earnings from equity investments	(532)	—	—	—	(532)
(Gain) loss on ABI/SABMiller business combination	(445)	—	—	—	(445)
Earnings (losses) before income taxes and equity earnings of subsidiaries	294	7,857	1,677	—	9,828
Provision (benefit) for income taxes	(2,624)	3,127	(902)	—	(399)
Equity earnings (losses) of subsidiaries	7,304	558	—	(7,862)	—
Net earnings (losses)	10,222	5,288	2,579	(7,862)	10,227
Net (earnings) losses attributable to noncontrolling interests	—	—	(5)	—	(5)
Net earnings (losses) attributable to Altria	$10,222	$5,288	$2,574	$(7,862)	$10,222

Net earnings (losses)	$10,222	$5,288	$2,579	$(7,862)	$10,227
Other comprehensive earnings (losses), net of deferred income taxes	155	3	214	(217)	155
Comprehensive earnings (losses)	10,377	5,291	2,793	(8,079)	10,382
Comprehensive (earnings) losses attributable to noncontrolling interests	—	—	(5)	—	(5)
Comprehensive earnings (losses) attributable to Altria	$10,377	$5,291	$2,788	$(8,079)	$10,377

Condensed Consolidating Statements of Cash Flows
(in millions of dollars)
_____________________________

for the year ended December 31, 2019	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by (Used In) Operating Activities
Net cash provided by (used in) operating activities	$7,769	$6,936	$1,362	$(8,230)	$7,837
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(56)	(190)	—	(246)
Investment in Cronos	—	—	(1,899)	—	(1,899)
Acquisitions of businesses and assets	—	—	(421)	—	(421)
Investment in JUUL	—	—	(5)	—	(5)
Investment in consolidated subsidiaries	(2,518)	—	—	2,518	—
Other, net	41	1	131	—	173
Net cash provided by (used in) investing activities	(2,477)	(55)	(2,384)	2,518	(2,398)
Cash Provided by (Used in) Financing Activities
Repayment of short-term borrowings	(12,800)	—	—	—	(12,800)
Long-term debt issued	16,265	—	—	—	16,265
Long-term debt repaid	(1,144)	—	—	—	(1,144)
Repurchases of common stock	(845)	—	—	—	(845)
Dividends paid on common stock	(6,069)	—	—	—	(6,069)
Changes in amounts due to/from Altria and subsidiaries	169	(137)	2,486	(2,518)	—
Cash dividends paid to parent	—	(6,801)	(1,429)	8,230	—
Other, net	(123)	—	4	—	(119)
Net cash provided by (used in) financing activities	(4,547)	(6,938)	1,061	5,712	(4,712)
Cash, cash equivalents and restricted cash (1):
Increase (decrease)	745	(57)	39	—	727
Balance at beginning of year	1,277	100	56	—	1,433
Balance at end of year	$2,022	$43	$95	$—	$2,160

(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 19. Contingencies.

Condensed Consolidating Statements of Cash Flows
(in millions of dollars)
_____________________________

for the year ended December 31, 2018	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by (Used In) Operating Activities
Net cash provided by (used in) operating activities	$6,907	$7,580	$1,354	$(7,450)	$8,391
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(57)	(181)	—	(238)
Acquisitions of businesses and assets	—	—	(15)	—	(15)
Investment in JUUL	—	—	(12,800)	—	(12,800)
Investment in consolidated subsidiaries	(13,003)	—	—	13,003	—
Other, net	35	—	30	—	65
Net cash provided by (used in) investing activities	(12,968)	(57)	(12,966)	13,003	(12,988)
Cash Provided by (Used in) Financing Activities
Proceeds from short-term borrowings	12,800	—	—	—	12,800
Long-term debt repaid	(864)	—	—	—	(864)
Repurchases of common stock	(1,673)	—	—	—	(1,673)
Dividends paid on common stock	(5,415)	—	—	—	(5,415)
Changes in amounts due to/from Altria and subsidiaries	1,415	(1,388)	12,976	(13,003)	—
Cash dividends paid to parent	—	(6,097)	(1,353)	7,450	—
Other	(128)	—	(4)	—	(132)
Net cash provided by (used in) financing activities	6,135	(7,485)	11,619	(5,553)	4,716
Cash, cash equivalents and restricted cash (1):
Increase (decrease)	74	38	7	—	119
Balance at beginning of year	1,203	62	49	—	1,314
Balance at end of year	$1,277	$100	$56	$—	$1,433

(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 19. Contingencies.

Condensed Consolidating Statements of Cash Flows
(in millions of dollars)
_____________________________

for the year ended December 31, 2017	Altria	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by (Used In) Operating Activities
Net cash provided by (used in) operating activities	$6,910	$4,028	$841	$(6,878)	$4,901
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(34)	(165)	—	(199)
Acquisitions of businesses and assets	—	—	(415)	—	(415)
Investment in consolidated subsidiaries	(460)	—	—	460	—
Other, net	(5)	4	148	—	147
Net cash provided by (used in) investing activities	(465)	(30)	(432)	460	(467)
Cash Provided by (Used in) Financing Activities
Repurchases of common stock	(2,917)	—	—	—	(2,917)
Dividends paid on common stock	(4,807)	—	—	—	(4,807)
Changes in amounts due to/from Altria and subsidiaries	(1,999)	1,410	1,049	(460)	—
Cash dividends paid to parent	—	(5,429)	(1,449)	6,878	—
Other	(40)	—	(7)	—	(47)
Net cash provided by (used in) financing activities	(9,763)	(4,019)	(407)	6,418	(7,771)
Cash, cash equivalents and restricted cash (1):
Increase (decrease)	(3,318)	(21)	2	—	(3,337)
Balance at beginning of year	4,521	83	47	—	4,651
Balance at end of year	$1,203	$62	$49	$—	$1,314

(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 19. Contingencies.

Note 21. Quarterly Financial Data (Unaudited)

	2019 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$5,628	$6,619	$6,856	$6,007
Gross profit	$2,811	$3,319	$3,497	$3,084
Net earnings (losses)	$1,121	$1,997	$(2,602)	$(1,814)
Net earnings (losses) attributable to Altria	$1,120	$1,996	$(2,600)	$(1,809)
Per share data:
Basic earnings (losses) per share attributable to Altria	$0.60	$1.07	$(1.39)	$(0.97)
Diluted earnings (losses) per share attributable to Altria	$0.60	$1.07	$(1.39)	$(1.00)

	2018 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$6,108	$6,305	$6,837	$6,114
Gross profit	$2,936	$3,141	$3,255	$2,922
Net earnings (losses)	$1,895	$1,877	$1,944	$1,251
Net earnings (losses) attributable to Altria	$1,894	$1,876	$1,943	$1,250
Per share data:
Basic earnings (losses) per share attributable to Altria	$1.00	$0.99	$1.03	$0.67
Diluted earnings (losses) per share attributable to Altria	$1.00	$0.99	$1.03	$0.66

During 2019 and 2018, the following pre-tax (gains) or charges were included in net earnings attributable to Altria:

	2019 Quarters
(in millions)	1st	2nd	3rd	4th
Impairment of JUUL equity securities	$—	$—	$4,500	$4,100
Tobacco and health litigation items, including accrued interest	17	28	3	29
Asset impairment, exit, implementation and acquisition-related costs	159	45	11	116
ABI-related special items	114	(90)	(14)	(364)
Cronos-related special items	425	119	549	(165)
	$715	$102	$5,049	$3,716

	2018 Quarters
(in millions)	1st	2nd	3rd	4th
NPM Adjustment Items	$(68)	$(77)	$—	$—
Tobacco and health litigation items, including accrued interest	28	70	21	12
Asset impairment, exit, implementation and acquisition-related costs	3	6	(3)	532
(Gain) loss on ABI/SABMiller business combination	33	—	—	—
ABI-related special items	(117)	(72)	35	69
	$(121)	$(73)	$53	$613

As discussed in Note 15. Income Taxes, Altria has recognized income tax benefits and charges in the consolidated statements of earnings (losses) during 2019 and 2018 as a result of various tax events, including the impact of the Tax Reform Act in 2018.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Altria Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Altria Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of earnings (losses), comprehensive earnings (losses), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management On Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Tobacco and Health Litigation Provisions and Disclosures
As described in Note 19 to the consolidated financial statements, legal proceedings covering a wide range of matters are pending or threatened in various U.S. and foreign jurisdictions against the Company. Management records provisions in the consolidated financial statements for pending litigation when an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The Company’s most significant category of legal proceedings is tobacco and health litigation. The Company’s accrued liability for tobacco and health litigation was $14 million as of December 31, 2019. While it is reasonably possible that an unfavorable outcome in a case may occur, except for those cases which have been accrued for: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco and health related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending tobacco and health related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.
The principal considerations for our determination that performing procedures relating to tobacco and health litigation provisions and disclosures is a critical audit matter are (i) there was significant judgment by management when determining if a loss for tobacco and health litigation should be recorded in the consolidated financial statements, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s determination of whether a loss should be recorded, and (ii) there was significant judgment by management when disclosing facts and circumstances related to the litigation, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures related to the disclosures, including evaluating the audit evidence obtained related to management’s disclosures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s loss determination for tobacco and health litigation matters and controls over the related financial statement disclosures. These procedures also included, among others, evaluating the completeness of the Company’s description of tobacco and health litigation matters, confirming with external and internal legal counsel the likelihood of an unfavorable outcome and the extent to which a loss is estimable, evaluating the reasonableness of management’s determination regarding the likelihood of an unfavorable outcome and evaluating the sufficiency of the Company’s tobacco and health litigation disclosures.

Impairment Assessment - Investment in JUUL
As described in Notes 1, 2 and 7 to the consolidated financial statements, in December 2018, Altria Group, Inc., through a wholly-owned subsidiary, purchased shares of non-voting convertible common stock of JUUL Labs, Inc. (“JUUL”), representing a 35% economic interest, for $12.8 billion. As of December 31, 2019, the Company accounted for its investment in JUUL as an investment in an equity security. Since the JUUL shares do not have a readily determinable fair value, the Company has elected to measure its investment in JUUL at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management reviews the investment in JUUL for impairment by performing a qualitative assessment of impairment indicators. If a qualitative assessment indicates that the Company’s investment in JUUL is impaired, a quantitative assessment is performed. If the quantitative assessment indicates the fair value of the investment is less than its carrying value, the investment is written down to its fair value. During 2019, management performed its qualitative assessment of impairment indicators for its investment in JUUL and determined that indicators of impairment existed. These indicators included recent significant adverse changes in both the e-vapor regulatory environment and the industry in which JUUL operates, as well as a significant increase in the number of legal cases pending against JUUL. Given the existence of these impairment indicators, management performed a quantitative valuation of its investment in JUUL as of December 31, 2019 and recorded a pre-tax charge of $8.6 billion, for the year ended December 31, 2019, reported as impairment of JUUL equity securities in the consolidated statement of earnings (losses). Management used an income approach to estimate the fair value of its investment in JUUL. The income approach reflects the discounting of future cash flows for the U.S. and international markets at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing expected future cash flows. In determining the fair value of the investment in JUUL, management made various judgments, estimates and assumptions, the most significant of which were sales volume, operating margins, discount rates, and perpetual growth rates. Future cash flows in the U.S. were based on a range of scenarios that consider various potential regulatory and market outcomes. Management made significant assumptions regarding the likelihood and extent of various potential regulatory actions, and the continued adverse public perception impacting the e-vapor category and specifically JUUL, as well as expectations of the future state of the e-vapor category.
The principal considerations for our determination that performing procedures relating to the impairment assessment of the investment in JUUL is a critical audit matter are there was significant judgment by management when determining the fair value of the investment in JUUL. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s cash flow projections, including the range of scenarios that consider various potential regulatory and market outcomes, as well as management’s significant assumptions for volume, operating margins, discount rates, and perpetual growth rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination of the fair value of the investment in JUUL. These procedures also included, among others, testing management’s process for determining the fair value estimate. Procedures related to the determination of fair value of the investment in JUUL included (i) evaluating the appropriateness of the discounted cash flow model used in the assessment, (ii) testing the completeness, accuracy, and relevance of underlying data used by management in the discounted cash flow model, (iii) evaluating the reasonableness of the range of scenarios that consider various potential regulatory and market outcomes and (iv) evaluating the reasonableness of significant assumptions used by management, including sales volume, operating margins, discount rates, and perpetual growth rates. Evaluating the reasonableness of management’s assumptions involved consideration of whether these assumptions were consistent with (i) the current and past performance of the investee, (ii) external market and industry data, and (iii) evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and reasonableness of the discount rates.

Other Than Temporary Impairment Assessment - Investment in Anheuser-Busch InBev SA/NV (“ABI”)
As described in Notes 1, 2 and 7 to the consolidated financial statements, as of December 31, 2019, the Company had a 10.1% economic and voting interest in ABI, consisting of 185 million restricted shares of ABI and 12 million ordinary shares of ABI. Management reviews its equity investment in ABI accounted for under the equity method of accounting for impairment by comparing the fair value of its investment to its carrying value. If the carrying value of the investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired, and reduced to fair value and the impairment is recognized in the period identified. The factors used by management to make this determination include the duration and magnitude of the fair value decline, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold its investment in ABI until recovery. In October 2019, the fair value of the Company’s equity investment in ABI declined below its carrying value. The fair value of the Company’s equity investment in ABI at December 31, 2019 was $16.1 billion (carrying value of $18.1 billion). Based on management’s evaluation of duration and magnitude of the fair value decline, management’s evaluation of ABI’s financial condition and near-term prospects, and the Company’s intent and ability to hold its investment in ABI until recovery, management concluded that the decline in fair value of its investment in ABI below its carrying value is temporary, and, therefore, no impairment was recorded.
The principal considerations for our determination that performing procedures relating to the other than temporary impairment assessment for the investment in ABI is a critical audit matter are there was significant judgment by management when determining whether the impairment represented a temporary or other than temporary impairment. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s assessment of the likelihood that the fair value of the investment in ABI will recover in the near term, as well as the Company’s intent and ability to hold the investment in ABI until recovery.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment for the investment in ABI. These procedures also included, among others, evaluating management’s assessment that the loss in value was temporary including the reasonableness of management’s assessment of the likelihood that fair value of the investment in ABI will recover in the near term, as well as the Company’s intent and ability to hold the investment in ABI until recovery. Evaluating the reasonableness of management’s assessment related to the likelihood of recovery in the near term involved consideration of whether the factors in the assessment were consistent with (i) the current and past performance of the investee, (ii) external market and industry data and (iii) evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Richmond, Virginia
January 30, 2020

We have served as the Company’s auditor since at least 1934, which is when the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company.

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
Management assessed the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2019. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of Altria Group, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of Altria Group, Inc.’s Board of Directors.
Based on this assessment, management determined that, as of December 31, 2019, Altria Group, Inc. maintained effective internal control over financial reporting.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of Altria Group, Inc. included in this report, has audited the effectiveness of Altria Group, Inc.’s internal control over financial reporting as of December 31, 2019, as stated in their report herein.

January 30, 2020

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
Item 9B. Other Information.
 None.

Part III
Except for the information relating to the executive officers set forth in Item 10, the information called for by Items 10-14 is hereby incorporated by reference to Altria’s definitive proxy statement for use in connection with its Annual Meeting of Shareholders to be held on May 14, 2020 that is expected to be filed with the SEC on or about April 2, 2020 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10. Directors, Executive Officers and Corporate Governance.
Refer to “Board and Governance Matters - Proposal 1 - Election of Directors” and “Board and Governance Matters - Board and Committee Governance” sections of the proxy statement.
Information about Our Executive Officers as of February 14, 2020:

Name	Office	Age
Jody L. Begley	Senior Vice President, Tobacco Products	48
Daniel J. Bryant	Vice President and Treasurer	50
Steven D’Ambrosia	Vice President and Controller	53
Murray R. Garnick	Executive Vice President and General Counsel	60
William F. Gifford, Jr.	Vice Chairman and Chief Financial Officer	49
Salvatore Mancuso	Senior Vice President, Finance and Procurement	54
Heather A. Newman	Senior Vice President, Corporate Strategy	42
W. Hildebrandt Surgner, Jr.	Vice President, Corporate Secretary and Associate General Counsel	54
Charles N. Whitaker	Senior Vice President, Chief Human Resources Officer and Chief Compliance Officer	53
Howard A. Willard III	Chairman and Chief Executive Officer	56
All of the above-mentioned executive officers have been employed by Altria or its subsidiaries in various capacities during the past five years.
Effective January 1, 2020, Ms. Newman was elected Senior Vice President, Corporate Strategy of Altria. Ms. Newman has been employed by Altria subsidiaries in positions across their businesses, including as President and Chief Executive Officer of PM USA and in various Brand Management and Sales roles, since 1998.
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
Item 11. Executive Compensation.
Refer to “Executive Compensation,” and “Board and Governance Matters - Director Compensation” sections of the proxy statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under Altria’s equity compensation plans at December 31, 2019, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by shareholders (1)	2,378,531 (2)	$—	36,909,792 (3)

(1)
The following plans have been approved by Altria shareholders and have shares referenced in column (a) or column (c): the 2010 Performance Incentive Plan, the 2015 Performance Incentive Plan and the 2015 Stock Compensation Plan for Non-Employee Directors.

(2)	Represents 1,909,642 shares of restricted stock units and 468,889 shares that may be issued upon vesting of performance stock units if maximum performance measures are achieved.

(3)
Includes 36,078,232 shares available under the 2015 Performance Incentive Plan and 831,560 shares available under the 2015 Stock Compensation Plan for Non-Employee Directors, and excludes shares reflected in column (a).

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

In accordance with Regulation S-X Rule 3-09, the audited financial statements of ABI for the year ended December 31, 2019 will be filed by amendment within six months after ABI’s year ended December 31, 2019.

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

2.3
Class C-1 Common Stock Purchase Agreement, dated as of December 20, 2018, by and among JUUL Labs, Inc., Altria Group, Inc. and Altria Enterprises LLC. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on December 20, 2018 (File No. 1-08940).

2.4
Relationship Agreement, dated as of December 20, 2018, by and among JUUL Labs, Inc., Altria Group, Inc. and Altria Enterprises LLC. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on December 20, 2018 (File No. 1-08940).

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

4.1	Description of Altria Group, Inc.’s Securities.

4.2
Indenture between Altria Group, Inc. and The Bank of New York (as successor in interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee, dated as of December 2, 1996. Incorporated by reference to Altria Group, Inc.’s Registration Statement on Form S-3/A filed on January 29, 1998 (No. 333-35143).

4.3
First Supplemental Indenture to Indenture, dated as of December 2, 1996, between Altria Group, Inc. and The Bank of New York (as successor in interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee, dated as of February 13, 2008. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on February 15, 2008 (File No. 1-08940).

4.4
Indenture among Altria Group, Inc., as Issuer, Philip Morris USA Inc., as Guarantor, and Deutsche Bank Trust Company Americas, as Trustee, dated as of November 4, 2008. Incorporated by reference to Altria Group, Inc.’s Registration Statement on Form S-3 filed on November 4, 2008 (No. 333-155009).

4.5
5-Year Revolving Credit Agreement, dated as of August 1, 2018, among Altria Group, Inc., the lenders named therein and JPMorgan Chase Bank, N.A. and Citibank, N.A., as administrative agents. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on August 1, 2018 (File No. 1-08940).

4.6
Amendment No. 1 to the Credit Agreement, dated January 25, 2019, among Altria Group, Inc. the Lenders and JPMorgan Chase Bank, N.A. and Citibank, N.A. as administrative agents. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 31, 2019 (File No. 1-08940).

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

10.11
Term Sheet effective December 17, 2012, between Philip Morris USA, Inc., the other participating manufacturers, and various states and territories for settlement of the 2003 - 2012 Non-Participating Manufacturer Adjustment with those states. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on December 18, 2012 (File No. 1-08940).

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

10.16
Benefit Equalization Plan, effective September 2, 1974, as amended. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08940).*

10.17
Amendment to Benefit Equalization Plan, effective March 31, 2016. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 (File No. 1-08940).*

10.18
Amendment to Benefit Equalization Plan, effective January 1, 2016 and October 1, 2016. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08940).*

10.19	Amendment to Benefit Equalization Plan, effective January 1, 2019. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for year ended December 31, 2018 (File No. 1-08940).*

10.20	Form of Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-08940).*

10.21	Form of Supplemental Employee Grantor Trust Enrollment Agreement. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-08940).*

10.22
Grantor Trust Agreement by and between Altria Client Services Inc. and Wells Fargo Bank, National Association, dated February 23, 2011. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-08940).*

10.23
Long-Term Disability Benefit Equalization Plan, effective as of January 1, 1989, as amended. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 1-08940).*

10.24
Deferred Fee Plan for Non-Employee Directors, as amended and restated effective October 28, 2015. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-08940).*

10.25
2015 Stock Compensation Plan for Non-Employee Directors, as amended and restated effective October 28, 2015. Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-08940).*

10.26	2010 Performance Incentive Plan, effective on May 2, 2010. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement on Schedule 14A filed on April 9, 2010 (File No. 1-08940).*

10.27	2015 Performance Incentive Plan, effective on May 1, 2015. Incorporated by reference to Altria Group, Inc.’s definitive proxy statement on Schedule 14A filed on April 9, 2015 (File No. 1-08940).*

10.28	Form of Indemnity Agreement. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on October 30, 2006 (File No. 1-08940).

10.29	Form of Restricted Stock Unit Agreement, dated as of January 28, 2015. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 30, 2015 (File No. 1-08940).*

10.30	Form of Restricted Stock Unit Agreement, dated as of January 26, 2016. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 28, 2016 (File No. 1-08940).*

10.31
Form of Restricted Stock Unit Agreement, dated as of January 30, 2017. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 1-08940).*

10.32
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

10.35	Form of Restricted Stock Unit Agreement, dated as of May 17, 2018. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on May 17, 2018 (File No. 1-08940).*

10.36	Form of Performance Stock Unit Agreement, dated as of May 17, 2018. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on May 17, 2018 (File No. 1-08940).*

10.37
Form of Restricted Stock Unit Agreement, dated as of February 26, 2019. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (File No. 1-08940).*

10.38
Form of Performance Stock Unit Agreement, dated as of February 26, 2019. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (File No. 1-08940).*

10.39
Form of Executive Confidentiality and Non-Competition Agreement (January 2011). Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 27, 2011 (File No. 1-08940).*

10.40
Form of Executive Confidentiality and Non-Competition Agreement (October 2018). Incorporated by reference to Altria Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-08940).*

10.41
Form of Confidentiality and Non-Competition Agreement (February 2019). Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (File No. 1-08940).*

10.42
Time Sharing Agreement between Altria Client Services LLC and Howard A. Willard, dated May 17, 2018. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 (File No. 1-08940).*

10.43
Agreement and General Release, dated September 25, 2019, between Altria Group, Inc. and Kevin C. Crosthwaite, Jr. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (File No. 1-08940).*

10.44	Form of Agreement and General Release (September 2019).*

10.45	Consulting Agreement between Altria Group Distribution Company and Craig A. Johnson (March 2019).*

21	Subsidiaries of Altria Group, Inc.

23	Consent of independent registered public accounting firm.

24	Powers of attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Date: February 25, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature		Title	Date

/s/ HOWARD A. WILLARD III (Howard A. Willard III)		Director, Chairman and Chief Executive Officer	February 25, 2020

/s/ WILLIAM F. GIFFORD, JR. (William F. Gifford, Jr.)		Vice Chairman and Chief Financial Officer	February 25, 2020

/s/ STEVEN D’AMBROSIA (Steven D’Ambrosia)		Vice President and Controller	February 25, 2020

* JOHN T. CASTEEN III, DINYAR S. DEVITRE, THOMAS F. FARRELL II, DEBRA J. KELLY-ENNIS, W. LEO KIELY III, KATHRYN B. MCQUADE, GEORGE MUÑOZ, MARK E. NEWMAN, NABIL Y. SAKKAB, VIRGINIA E. SHANKS		Directors

* By:	/s/ HOWARD A. WILLARD III (HOWARD A. WILLARD III ATTORNEY-IN-FACT)		February 25, 2020