Form 10-Q
period 2020-03-31
ALTRIA GROUP, INC.
filed 2020-04-30
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☑
At April 21, 2020, there were 1,858,368,058 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$5,616	$2,117
Receivables	147	152
Inventories:
Leaf tobacco	895	874
Other raw materials	193	192
Work in process	467	696
Finished product	451	531
	2,006	2,293
Other current assets	166	262
Total current assets	7,935	4,824
Property, plant and equipment, at cost	5,103	5,074
Less accumulated depreciation	3,106	3,075
	1,997	1,999
Goodwill	5,177	5,177
Other intangible assets, net	12,668	12,687
Investments in equity securities	23,861	23,581
Other assets	980	1,003
Total Assets	$52,618	$49,271

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	March 31, 2020	December 31, 2019
Liabilities
Short-term borrowings	$3,000	$—
Current portion of long-term debt	—	1,000
Accounts payable	278	325
Accrued liabilities:
Marketing	467	393
Settlement charges	4,419	3,346
Other	1,032	1,533
Income taxes	393	12
Dividends payable	1,565	1,565
Total current liabilities	11,154	8,174
Long-term debt	26,971	27,042
Deferred income taxes	5,191	5,083
Accrued pension costs	427	473
Accrued postretirement health care costs	1,798	1,797
Other liabilities	402	345
Total liabilities	45,943	42,914
Contingencies (Note 11)
Redeemable noncontrolling interest	38	38
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,959	5,970
Earnings reinvested in the business	36,528	36,539
Accumulated other comprehensive losses	(2,533)	(2,864)
Cost of repurchased stock (947,593,259 shares at March 31, 2020 and 947,979,763 shares at December 31, 2019)	(34,346)	(34,358)
Total stockholders’ equity attributable to Altria	6,543	6,222
Noncontrolling interests	94	97
Total stockholders’ equity	6,637	6,319
Total Liabilities and Stockholders’ Equity	$52,618	$49,271
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net revenues	$6,359	$5,628
Cost of sales	2,173	1,578
Excise taxes on products	1,313	1,239
Gross profit	2,873	2,811
Marketing, administration and research costs	537	533
Asset impairment and exit costs	—	40
Operating income	2,336	2,238
Interest and other debt expense, net	275	384
Net periodic benefit income, excluding service cost	(27)	(1)
Earnings from equity investments	(157)	(86)
Loss on Cronos-related financial instruments	137	425
Earnings before income taxes	2,108	1,516
Provision for income taxes	558	395
Net earnings	1,550	1,121
Net (earnings) losses attributable to noncontrolling interests	2	(1)
Net earnings attributable to Altria	$1,552	$1,120
Per share data:
Basic and diluted earnings per share attributable to Altria	$0.83	$0.60
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net earnings	$1,550	$1,121
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	21	29
ABI	298	(199)
Currency translation adjustments and other	12	—
Other comprehensive earnings (losses), net of deferred income taxes	331	(170)

Comprehensive earnings	1,881	951
Comprehensive (earnings) losses attributable to noncontrolling interests	2	(1)
Comprehensive earnings attributable to Altria	$1,883	$950
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Three Months Ended March 31, 2020 and 2019
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2019	$935	$5,970	$36,539	$(2,864)	$(34,358)	$97	$6,319
Net earnings (1)	—	—	1,552	—	—	(3)	1,549
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	331	—	—	331
Stock award activity	—	(11)	—	—	12	—	1
Cash dividends declared ($0.84 per share)	—	—	(1,563)	—	—	—	(1,563)
Balances, March 31, 2020	$935	$5,959	$36,528	$(2,533)	$(34,346)	$94	$6,637

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2018	$935	$5,961	$43,962	$(2,547)	$(33,524)	$2	$14,789
Net earnings (1)	—	—	1,120	—	—	—	1,120
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(170)	—	—	(170)
Stock award activity	—	(18)	—	—	11	—	(7)
Cash dividends declared ($0.80 per share)	—	—	(1,500)	—	—	—	(1,500)
Repurchases of common stock	—	—	—	—	(151)	—	(151)
Balances, March 31, 2019	$935	$5,943	$43,582	$(2,717)	$(33,664)	$2	$14,081

(1)
Amounts attributable to noncontrolling interests for the three months ended March 31, 2020 and 2019 exclude net earnings of $1 million due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash Provided by (Used in) Operating Activities
Net earnings	$1,550	$1,121
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	65	53
Deferred income tax provision (benefit)	26	(72)
Earnings from equity investments	(157)	(86)
Loss on Cronos-related financial instruments	137	425
Asset impairment and exit costs, net of cash paid	(23)	17
Cash effects of changes:
Receivables	5	(16)
Inventories	(5)	(25)
Accounts payable	(45)	(189)
Income taxes	495	471
Accrued liabilities and other current assets	(421)	(513)
Accrued settlement charges	1,073	913
Pension plan contributions	(4)	(3)
Pension provisions and postretirement, net	(20)	(8)
Other, net	453	201
Net cash provided by (used in) operating activities	3,129	2,289
Cash Provided by (Used in) Investing Activities
Capital expenditures	(52)	(38)
Investment in Cronos	—	(1,831)
Other, net	—	(81)
Net cash provided by (used in) investing activities	$(52)	$(1,950)

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash Provided by (Used in) Financing Activities
Proceeds from short-term borrowings	$3,000	$—
Repayment of short-term borrowings	—	(12,800)
Long-term debt issued	—	16,265
Long-term debt repaid	(1,000)	—
Repurchases of common stock	—	(151)
Dividends paid on common stock	(1,563)	(1,502)
Other, net	(10)	(129)
Net cash provided by (used in) financing activities	427	1,683
Cash, cash equivalents and restricted cash:
Increase (decrease)	3,504	2,022
Balance at beginning of period	2,160	1,433
Balance at end of period	$5,664	$3,455

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported on Altria’s condensed consolidated balance sheets:
	At March 31, 2020	At December 31, 2019
Cash and cash equivalents	$5,616	$2,117
Restricted cash included in other current assets (1)	3	—
Restricted cash included in other assets (1)	45	43
Cash, cash equivalents and restricted cash	$5,664	$2,160

(1)	Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 11. Contingencies.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

When used in these notes, the term "Altria” refers to Altria Group, Inc. and its subsidiaries, unless otherwise specified or unless otherwise required.

At March 31, 2020, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”), which are engaged in the manufacture and sale of super premium cigarettes and the sale of premium cigars; UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of moist smokeless tobacco (“MST”) and snus products and wine; and Philip Morris Capital Corporation (“PMCC”), which maintains a portfolio of finance assets, substantially all of which are leveraged leases. In addition, Altria owned an 80% interest in Helix Innovations LLC (“Helix”), which is engaged in the manufacture and sale of oral nicotine pouches. Other Altria wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria and its subsidiaries. Altria’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At March 31, 2020, Altria’s significant wholly-owned subsidiaries were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

At March 31, 2020, Altria had a 10.1% ownership in Anheuser-Busch InBev SA/NV (“ABI”), which Altria accounts for under the equity method of accounting using a one-quarter lag. Altria receives cash dividends on its interest in ABI and will continue to do so as long as ABI pays dividends.

At March 31, 2020, Altria had a 35% economic interest in JUUL Labs, Inc. (“JUUL”), which Altria accounts for as an investment in an equity security. JUUL is engaged in the manufacture and sale of e-vapor products globally and is the U.S. leader in e-vapor.

During the third quarter of 2019, Helix acquired Burger Söhne Holding and its subsidiaries as well as certain affiliated companies (the “Burger Group”) that are engaged in the manufacture and sale of on! oral nicotine pouches. At closing, Altria indirectly owned an 80% interest in Helix, for which Altria paid $353 million in third quarter of 2019. The financial results of Helix are included in Altria’s condensed consolidated financial statements as part of its oral tobacco products segment (formerly smokeless products segment), with the 20% minority ownership interest in Helix (held by the former shareholders of the Burger Group) included as a noncontrolling interest. The final purchase price allocation, which is subject to post-closing adjustments, will be completed by the third quarter of 2020.

In March 2019, Altria completed its acquisition of a 45% ownership in Cronos Group Inc. (“Cronos”), a global cannabinoid company headquartered in Toronto, Canada. At March 31, 2020, Altria had a 45% ownership in Cronos, which Altria accounts for under the equity method of accounting using a one-quarter lag.

For further discussion of Altria’s investments in equity securities, see Note 4. Investments in Equity Securities.

Share Repurchases

In January 2018, Altria’s Board of Directors (the “Board of Directors”) authorized a new $1.0 billion share repurchase program that it expanded to $2.0 billion in May 2018 (as expanded, the “January 2018 share repurchase program”). In June 2019, Altria completed the January 2018 share repurchase program, under which it purchased a total of 34.0 million shares of its common stock at an average price of $58.86 per share.

In July 2019, the Board of Directors authorized a new $1.0 billion share repurchase program (the “July 2019 share repurchase program”). During the first quarter of 2020, there were no share repurchases made under the July 2019 share repurchase program. In April 2020, the Board of Directors rescinded the $500 million remaining in the July 2019 share repurchase program to strengthen Altria’s liquidity position amidst the COVID-19 pandemic.

Altria’s share repurchase activity for the three months ended March 31, 2019 was as follows:

(in millions, except per share data)	2019
Total number of shares repurchased	2.7
Aggregate cost of shares repurchased	$151
Average price per share of shares repurchased	$56.34

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

In the first quarter of 2020, Altria renamed its smokeless products segment as the oral tobacco products segment.

These statements should be read in conjunction with the audited consolidated financial statements and related notes, which appear in Altria’s Annual Report on Form 10-K for the year ended December 31, 2019.

On January 1, 2020, Altria adopted Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments and all related ASU amendments (collectively “ASU No. 2016-13”). This guidance replaces the current incurred loss impairment methodology for recognizing credit losses for financial assets with a methodology that reflects the entity’s current estimate of all expected credit losses and requires consideration of a broader range of reasonable and supportable information for estimating credit losses. The adoption of ASU No. 2016-13 did not have a material impact on Altria’s condensed consolidated financial statements.

Additionally, on January 1, 2020, Altria adopted ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU No. 2018-15”). This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The adoption of ASU No. 2018-15 did not have a material impact on Altria’s condensed consolidated financial statements.

For a description of issued accounting guidance applicable to, but not yet adopted by, Altria, see Note 13. New Accounting Guidance Not Yet Adopted.

Certain immaterial prior year amounts have been reclassified to conform with the current year’s presentation.

Note 2. Revenues from Contracts with Customers:

Altria disaggregates net revenues based on product type. For further discussion, see Note 9. Segment Reporting.

Altria’s businesses offer cash discounts to customers for prompt payment and calculate cash discounts as a percentage of the list price based on historical experience and agreed-upon payment terms. Altria’s businesses record an allowance for cash discounts, which is included as a contra-asset against receivables on Altria’s condensed consolidated balance sheets. Cash discounts at March 31, 2020 and December 31, 2019 were de minimis, and there were no differences between amounts recorded as an allowance for cash discounts and cash discounts subsequently given to customers.

Altria’s businesses that receive payments in advance of product shipment record such payments as deferred revenue. These payments are included in other accrued liabilities on Altria’s condensed consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue was $219 million and $362 million at March 31, 2020 and December 31, 2019, respectively. When cash is received in advance of product shipment, Altria’s businesses satisfy their performance obligations within three days of receiving payment. At March 31, 2020 and December 31, 2019, there were no differences between amounts recorded as deferred revenue and amounts subsequently recognized as revenue.

Receivables, which primarily reflect sales of wine produced and/or distributed by Ste. Michelle, were $147 million and $152 million at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019, there were no expected differences between amounts recorded and subsequently received, and Altria’s businesses did not record an allowance for doubtful accounts against these receivables.

Altria’s businesses record an allowance for returned goods, which is included in other accrued liabilities on Altria’s condensed consolidated balance sheets. While all of Altria’s tobacco operating companies sell tobacco products with dates relative to freshness as printed on product packaging, it is USSTC’s policy to accept authorized sales returns from its customers for products that have passed such dates due to the limited shelf life of USSTC’s MST and snus products. Altria’s businesses record estimated sales returns, which are based principally on historical volume and return rates, as a reduction to revenues. Actual sales returns will differ from estimated sales returns to the extent actual results differ from estimated assumptions. Altria’s businesses reflect differences between actual and estimated sales returns in the period in which the actual amounts become known. These differences, if any, have not had a material impact on Altria’s condensed consolidated financial statements. All returned goods are destroyed upon return and not included in inventory. Consequently, Altria’s businesses do not record an asset for their right to recover goods from customers upon return.

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

Note 3. Asset Impairment, Exit and Implementation Costs:

Pre-tax asset impairment, exit and implementation costs consisted of the following:

	For the Three Months Ended March 31,
	2020		2019
	Implementation Costs (1)	Total	Asset Impairment and Exit Costs	Implementation Costs (1)	Total
	(in millions)
Smokeable products	$—	$—	$36	$8	$44
Oral tobacco products	—	—	8	1	9
Wine	392	392	—	—	—
All other	—	—	(5)	—	(5)
General corporate	—	—	1	—	1
Total	392	392	40	9	49
Plus amounts included in net periodic benefit income, excluding service cost (2)	—	—	12	—	12
Total	$392	$392	$52	$9	$61
(1) Included in cost of sales for 2020 and marketing, administration and research costs for 2019 in Altria’s condensed consolidated statements of earnings.
(2) Represents curtailment costs. See Note 6. Benefit Plans.

Implementation costs for 2020 were related to Ste. Michelle’s inventory-related charges, as discussed below. The 2019 pre-tax asset impairment, exit and implementation costs were related to the cost reduction program, which was completed in 2019.

The movement in the restructuring liabilities, substantially all of which were severance liabilities, related to the cost reduction program was as follows:

(in millions)
Balances at December 31, 2019	$67
Charges	—
Cash spent	(23)
Balances at March 31, 2020	$44

Wine Business Strategic Reset

Evolving adult consumer preferences have posed strategic challenges for Ste. Michelle, which has seen slowing growth in the wine category and increased inventory levels in recent periods. Against a backdrop of product volume demand uncertainty and long-term non-cancelable grape purchase commitments, which have been further negatively impacted by the economic uncertainty surrounding the COVID-19 pandemic, Ste. Michelle has experienced additional increases in inventory levels that at March 31, 2020 significantly exceed long-term forecasted demand.

As a result, in connection with the preparation of Altria’s first quarter financial statements, Ste. Michelle recorded pre-tax charges of $392 million, which were included in cost of sales in Altria’s condensed consolidated statement of earnings for the three months ended March 31, 2020. The charges consisted of the following: (i) write-off of inventory ($292 million) as Ste. Michelle no longer believes that the benefit of the blending and production plans for its inventory outweighs inventory carrying cost given the reduced product volume demand; and (ii) estimated losses on future non-cancelable grape purchase commitments that Ste. Michelle believes no longer have a future economic benefit ($100 million). Such commitments will continue to require cash payments as grape commitments are fulfilled over the next five years.

Given such uncertainty in economic conditions and product volume demand, as well as long-term supply-side contractual challenges, Altria and Ste. Michelle undertook a review of the wine business. As a result, Altria and Ste. Michelle implemented a strategic reset in order to maximize Ste. Michelle’s profitability and achieve improved long-term cash-flow generation. This strategic reset includes: (i) an updated approach to forecasting demand; (ii) supply chain optimization; (iii) SKU rationalization to reduce the number of products and eliminate underperforming brands; and (iv) streamlining operations by reducing future capital expenditures, working capital requirements and ongoing operating costs.

Additionally, Ste. Michelle expects to record additional charges of approximately $25 million during the remainder of 2020, consisting of inventory disposal costs and other charges.

Note 4. Investments in Equity Securities:

Altria’s investments consisted of the following:

	Carrying Amount
	March 31, 2020	December 31, 2019
	(in millions)
ABI	$18,453	$18,071
JUUL	4,205	4,205
Cronos (1)	1,203	1,305
Total	$23,861	$23,581
(1) March 31, 2020 includes Altria’s equity method investment in Cronos ($1,037 million), the Cronos warrant ($132 million) and the Fixed-price Preemptive Rights ($34 million) and December 31, 2019 includes Altria’s equity method investment in Cronos ($1,002 million), the Cronos warrant ($234 million) and the Fixed -price Preemptive Rights ($69 million), as discussed further below.

Earnings from equity investments accounted for under the equity method of accounting consisted of the following:

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
ABI	$134	$86
Cronos (1)	23	—
Total	$157	$86
(1) Represents Altria’s share of Cronos’s earnings, which includes the change in fair value of Cronos’s derivative financial instruments associated with the issuance of additional shares. As a result of the acquisition of Cronos in March 2019 and Altria reporting its share of Cronos’s results using a one-quarter lag, no equity earnings from Altria’s investment in Cronos were recorded for the three months ended March 31, 2019.

Altria reviews its equity investments accounted for under the equity method of accounting (ABI and Cronos) for impairment on a quarterly basis in connection with the preparation of its financial statements by comparing the fair value of each of its investments to its respective carrying value. If the carrying value of an investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. For further discussion, see Investment in ABI and Investment in Cronos below.

Investment in ABI

At March 31, 2020, Altria had a 10.1% ownership in ABI, consisting of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. Altria accounts for its investment in ABI under the equity method of accounting because Altria has the ability to exercise significant influence over the operating and financial policies of ABI, including having active representation on ABI’s board of directors (“ABI Board”) and certain ABI Board committees. Through this representation, Altria participates in ABI policy making processes.

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

The fair value of Altria’s equity investment in ABI at March 31, 2020 and December 31, 2019 was $8.8 billion (carrying value of $18.5 billion) and $16.1 billion (carrying value of $18.1 billion), respectively, which was less than its carrying by approximately 52% and 11%, respectively. As recently as September 30, 2019, the fair value of Altria’s equity investment in ABI exceeded its carrying value. In October 2019, the fair value of Altria’s equity investment in ABI declined below its carrying value and has not recovered. Altria has evaluated the factors related to the fair value decline, including the recent impact on the fair value of ABI’s shares amidst the COVID-19 pandemic, which has impacted the equity markets. Altria has also evaluated ABI’s financial condition and near-term prospects, and Altria’s intent and ability to hold its investment in ABI until recovery. Altria concluded at March 31, 2020 and December 31, 2019, the decline in fair value of its investment in ABI below its carrying value was temporary and, therefore, no impairment was recorded.

Consistent with the one-quarter lag for reporting ABI’s results in Altria’s financial results, in the second quarter of 2020 Altria will record its share of ABI’s first quarter 2020 net mark-to-market losses on certain ABI financial instruments associated with ABI’s share commitments, primarily related to ABI’s derivative financial instruments used to hedge exposure to approximately 100 million shares of ABI common stock. Such activity is primarily driven by the change in ABI’s share price, which decreased from €72.71 to €40.47 at December 31, 2019 and March 31, 2020, respectively.

Investment in JUUL

In December 2018, Altria made a minority investment in JUUL for $12.8 billion. In exchange for the investment, Altria received a 35% economic interest in JUUL through non-voting shares, which are convertible at Altria’s election into voting shares (“Share Conversion”), and for no additional payment, a security convertible into additional non-voting or voting shares, as applicable, upon settlement or exercise of certain JUUL convertible securities (the “JUUL Transaction”). During 2019, Altria recorded total pre-tax impairment charges of $8.6 billion related to its investment in JUUL resulting in a $4.2 billion carrying value of its investment in JUUL at December 31, 2019.

Altria received a broad preemptive right to purchase JUUL shares, exercisable each quarter upon dilution, to maintain its ownership percentage and is subject to a standstill restriction under which it may not acquire additional JUUL shares above its 35% interest. Furthermore, Altria agreed not to sell or transfer any of its JUUL shares until December 20, 2024.

On January 28, 2020, Altria and JUUL amended certain JUUL Transaction agreements and entered into a new cooperation agreement, which included the following provisions:

▪
Altria will continue to provide regulatory affairs support for JUUL’s pursuit of its pre-market tobacco applications (PMTA) and/or its modified risk tobacco products authorization (MRTP) and discontinued all other services as of March 31, 2020;

▪
Altria will have the option to be released from its non-compete obligation (i) in the event JUUL is prohibited by federal law from selling e-vapor products in the U.S. for a continuous period of at least 12 months (subject to tolling of this period in certain circumstances) or (ii) if the carrying value of Altria’s investment in JUUL is not more than 10% of its initial carrying value of $12.8 billion;

▪
Altria and JUUL agreed that for a period of one year they will not pursue any litigation against each other in connection with any conduct that occurred prior to the date of such cooperation agreement, with statutes of limitation being tolled during the one-year period;

▪
with respect to certain litigation in which Altria and JUUL are both defendants against third-party plaintiffs, Altria will not pursue any claims against JUUL for indemnification or reimbursement except for any non-contractual claims for contribution or indemnity where a judgment has been entered against Altria and JUUL; and

▪	upon Share Conversion, JUUL will:

▪
restructure JUUL’s current seven-member Board of Directors to a nine-member board that will include independent board members. The new structure will include: (i) three independent directors (one of whom will be designated by Altria and two of whom will be designated by JUUL stockholders other than Altria) unanimously certified as independent by a nominating committee, which will include at least one Altria designee, (ii) two directors designated by Altria, (iii) three directors designated by JUUL stockholders other than Altria, and (iv) the JUUL Chief Executive Officer; and

▪
create a Litigation Oversight Committee, which will include two Altria designated directors (one of whom will chair the Litigation Oversight Committee) that will have oversight authority and review of litigation management for matters in which JUUL and Altria are co-defendants and have or reasonably could have a written joint defense agreement in effect between them. Subject to certain limitations, the Litigation Oversight Committee will recommend to JUUL changes to outside counsel and litigation strategy by majority vote, with disagreements by JUUL’s management being resolved by majority vote of JUUL’s Board of Directors.

On April 1, 2020, the U.S. Federal Trade Commission (“FTC”) issued an administrative complaint challenging Altria’s investment in JUUL. The FTC has not sought to preliminarily enjoin Altria from converting its non-voting JUUL shares to voting shares. Altria has not converted its non-voting JUUL shares to voting shares and is considering whether to do so. For further discussion on the FTC litigation, see Note 11. Contingencies -  Antitrust Litigation.

At March 31, 2020 and December 31, 2019, Altria had a 35% economic interest in JUUL. Altria accounted for its investment in JUUL as an investment in an equity security as of March 31, 2020. Since the JUUL shares do not have a readily determinable fair value, Altria has elected to measure its investment in JUUL at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There have been no upward or downward adjustments to the carrying value of Altria’s investment in JUUL resulting from observable price changes in orderly transactions since the JUUL Transaction through March 31, 2020.

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

Altria performed its qualitative assessment of potential impairment indicators for its investment in JUUL, which included the consideration of potential impacts of COVID-19 on JUUL’s business, as part of the preparation of its financial statements for the period ended March 31, 2020. Altria’s assessment did not result in impairment at March 31, 2020. The carrying value of Altria’s investment in JUUL was $4.2 billion at March 31, 2020 and December 31, 2019.

Upon Share Conversion, Altria expects to account for its investment in JUUL under the fair value option. Under this option, Altria’s consolidated statement of earnings will include any cash dividends received from its investment in JUUL as well as any changes in the fair value of the investment, which will be calculated quarterly.

Investment in Cronos

In March 2019, Altria completed its acquisition of:

▪	149.8 million newly issued common shares of Cronos (“Acquired Common Shares”), which represented a 45% economic and voting interest and is accounted for under the equity method of accounting;

▪
anti-dilution protections to purchase Cronos common shares, exercisable each quarter upon dilution, to maintain its ownership percentage. Certain of the anti-dilution protections provide Altria the ability to purchase additional Cronos common shares at a per share exercise price of Canadian dollar (“CAD”) $16.25 upon the occurrence of specified events (“Fixed-price Preemptive Rights”). Based on Altria’s assumptions as of March 31, 2020, Altria estimates the Fixed-price Preemptive Rights allows Altria to purchase up to an additional approximately 37 million common shares of Cronos; and

▪
a warrant providing Altria the ability to purchase up to an additional 10% of common shares of Cronos (approximately 78 million common shares at March 31, 2020) at a per share exercise price of CAD $19.00, which expires on March 8, 2023.

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

If exercised in full, the exercise prices for the warrant and Fixed-price Preemptive Rights are approximately CAD $1.5 billion and CAD $0.6 billion (approximately USD $1.1 billion and $0.4 billion, respectively, based on the CAD to USD exchange rate on April 27, 2020).
For a discussion of derivatives related to Altria’s investment in Cronos, including Altria’s accounting for changes in the fair value of these derivatives, see Note 5. Financial Instruments.
At March 31, 2020, Altria had a 45% ownership in Cronos, which Altria accounts for under the equity method of accounting. Altria reports its share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for Altria to record them in the concurrent period.

Altria nominated four directors, including one director who is independent from Altria, who serve on Cronos’s seven-member Board of Directors.

The fair value of Altria’s equity method investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy. The fair value of Altria’s equity method investment in Cronos at March 31, 2020 and December 31, 2019 was $0.9 billion and $1.2 billion, respectively, compared with its carrying value of $1.0 billion at March 31, 2020 and December 31, 2019. At March 31, 2020, the fair value of Altria’s equity method investment in Cronos was less than its carrying value by approximately 14%. Based on Altria’s evaluation of the duration and magnitude of the fair value decline, Altria’s evaluation of Cronos’s financial condition (including its strong cash position) and near-term prospects, and Altria’s intent and ability to hold its investment in Cronos until recovery, Altria concluded that the decline in fair value of its equity method investment in Cronos below its carrying value is temporary and, therefore, no impairment was recorded.

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

Altria’s investment in ABI, whose functional currency is the Euro, exposes Altria to foreign currency exchange risk on the carrying value of its investment. To manage this risk, Altria designates certain foreign exchange contracts, including cross-currency swap contracts and forward contracts (collectively “foreign currency contracts”), and Euro denominated unsecured long-term notes (“foreign currency denominated debt”) as net investment hedges of Altria’s investment in ABI.

At both March 31, 2020 and December 31, 2019, Altria had foreign currency contracts with aggregate notional amounts of $2,246 million. At March 31, 2020, Altria had foreign currency denominated debt with an aggregate fair value and carrying value of $4,595 million and $4,666 million, respectively. At December 31, 2019, Altria had foreign currency denominated debt with an aggregate fair value and carrying value of $5,057 million and $4,741 million, respectively.

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

Altria’s estimate of the fair value of its short-term borrowings is derived from discounted future cash flows based on the contractual terms of the Credit Agreement (see Note 10. Debt) and observable interest rates and is classified in Level 2 of the fair value hierarchy. The fair value of Altria’s short-term borrowings at March 31, 2020 approximated its carrying value. Altria had no short-term borrowings at December 31, 2019.

Altria’s estimate of the fair value of its total long-term debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria’s total long-term debt at March 31, 2020 and December 31, 2019 was $28.3 billion and $30.7 billion, respectively, as compared with its carrying value of $27.0 billion and $28.0 billion, respectively.

Altria’s Fixed-price Preemptive Rights and warrant related to its investment in Cronos, which is further discussed in Note 4. Investments in Equity Securities, are derivative financial instruments, which are required to be recorded at fair value. The fair values of the Fixed-price Preemptive Rights and Cronos warrant are estimated using Black-Scholes option-pricing models, adjusted for observable inputs (which are classified in Level 1 of the fair value hierarchy), including share price, and unobservable inputs, including probability factors and weighting of expected life, volatility levels and risk-free interest rates (which are classified in Level 3 of the fair value hierarchy) based on the following assumptions at:

	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	Fixed-price Preemptive Rights		Cronos Warrant
Share price (1)	C$7.99	C$9.97	C$7.99	C$9.97
Expected life (2)	1.60 years	1.67 years	2.93 years	3.18 years
Expected volatility (3)	79.97%	81.61%	79.97%	81.61%
Risk-free interest rate (4)(5)	0.38%	1.71%	0.49%	1.69%
Expected dividend yield (6)	—%	—%	—%	—%
(1) Based on the closing market price for Cronos common stock on the Toronto Stock Exchange on the date indicated.
(2) Based on the weighted-average expected life of the Fixed-price Preemptive Rights (with a range from approximately 0.25 year to 6 years at March 31, 2020 and December 31, 2019) and the March 8, 2023 expiration date of the Cronos warrant.
(3) Based on a blend of historical volatility levels of the underlying equity security and peer companies.
(4) Based on the implied yield currently available on Canadian Treasury zero coupon issues (with a range from approximately 0.21% to 0.62% at March 31, 2020 and 1.66% to 1.74% at December 31, 2019) weighted for the remaining expected life of the Fixed-price Preemptive Rights.
(5) Based on the implied yield currently available on Canadian Treasury zero coupon issues and the expected life of the Cronos warrant.
(6) Based on Cronos’s expected dividend payments.

The following table provides a reconciliation of the beginning and ending balance of the Fixed-price Preemptive Rights and Cronos warrant, which are classified in Level 3 of the fair value hierarchy:

(in millions)
Balance at December 31, 2019	$303
Pre-tax earnings (losses) recognized in net earnings	(137)
Balance at March 31, 2020	$166

Altria elects to record the gross assets and liabilities of derivative financial instruments executed with the same counterparty on its condensed consolidated balance sheets. The fair values of Altria’s derivative financial instruments on a gross basis included on the condensed consolidated balance sheets were as follows:

	Fair Value of Assets			Fair Value of Liabilities
	Balance Sheet Classification	March 31, 2020	December 31, 2019	Balance Sheet Classification	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:	(in millions)
Foreign currency contracts	Other current assets	$55	$46	Other accrued liabilities	$—	$7
Foreign currency contracts	Other assets	19	—	Other liabilities	—	21
Total		$74	$46		$—	$28

Derivatives not designated as hedging instruments:
Cronos warrant	Investments in equity securities	$132	$234
Fixed-price Preemptive Rights	Investments in equity securities	34	69
Total		$166	$303

Total derivatives		$240	$349		$—	$28

Altria records in its condensed consolidated statements of earnings any changes in the fair values of the Fixed-price Preemptive Rights and Cronos warrant as gains or losses on Cronos-related financial instruments in the periods in which the changes occur. For the three months ended March 31, 2020 and 2019, Altria recognized pre-tax unrealized losses, representing the changes in the fair values of the Fixed-price Preemptive Rights and Cronos warrant, as follows:

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Fixed-price Preemptive Rights	$(35)	$(132)
Cronos warrant	(102)	(262)
	(137)	(394)

Additionally, in January and February 2019, Altria entered into derivative financial instruments in the form of forward contracts, which were settled on March 7, 2019, to hedge Altria’s exposure to CAD to USD foreign currency exchange rate movements, in relation to the CAD $2.4 billion purchase price for the Cronos transaction. The aggregate notional amounts of the forward contracts were USD $1.8 billion (CAD $2.4 billion). The forward contracts did not qualify for hedge accounting; therefore, in the first quarter of 2019, pre-tax losses of USD $31 million representing changes in the fair values of the forward contracts were recorded in loss on Cronos-related financial instruments in Altria’s condensed consolidated statement of earnings.

Counterparties to Altria’s foreign currency contracts are domestic and international financial institutions. Altria is exposed to potential losses due to non-performance by these counterparties. Altria manages its credit risk by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure Altria has with each counterparty and monitoring the financial condition of each counterparty. The counterparty agreements also contain provisions that require Altria to maintain an investment grade credit rating. In the event Altria’s credit rating falls below investment grade, counterparties to Altria’s foreign currency contracts can require Altria to post collateral. No collateral was received or posted related to derivative assets and liabilities at March 31, 2020 and December 31, 2019.

Net Investment Hedging

The pre-tax effects of Altria’s net investment hedges on accumulated other comprehensive losses and the condensed consolidated statements of earnings were as follows:

	Gain (Loss) Recognized in Accumulated Other Comprehensive Losses		Gain (Loss) Recognized in Net Earnings (1)
	For the Three Months Ended March 31,
	2020	2019	2020	2019
	(in millions)
Foreign currency contracts	$56	$23	$14	$9
Foreign currency denominated debt	77	33	—	—
Total	$133	$56	$14	$9
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

Note 6. Benefit Plans:

Components of Net Periodic Benefit (Income) Cost

Net periodic benefit (income) cost consisted of the following:

	For the Three Months Ended March 31,
	Pension		Postretirement
	2020	2019	2020	2019
	(in millions)
Service cost	$19	$17	$4	$4
Interest cost	63	77	15	20
Expected return on plan assets	(126)	(145)	(3)	(4)
Amortization:
Net loss	27	42	3	3
Prior service cost (credit)	1	1	(7)	(7)
Curtailment	—	7	—	5
Net periodic benefit (income) cost	$(16)	$(1)	$12	$21

Curtailment costs shown in the table above were related to the cost reduction program discussed in Note 3. Asset Impairment, Exit and Implementation Costs.

Employer Contributions

Altria makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. Altria made employer contributions of $4 million to its pension plans during the three months ended March 31, 2020. Currently, Altria anticipates making additional employer contributions to its pension plans during the remainder of 2020 of up to approximately $25 million based on current tax law. Altria did not make any employer contributions to its postretirement plans during the three months ended March 31, 2020. Currently, Altria anticipates making employer contributions to its postretirement plans of up to approximately $60 million in 2020. However, these estimates may be subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on assets, changes in interest rates or other considerations.

Note 7. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Net earnings attributable to Altria	$1,552	$1,120
Less: Distributed and undistributed earnings attributable to share-based awards	(2)	(2)
Earnings for basic and diluted EPS	$1,550	$1,118

Weighted-average shares for basic and diluted EPS	1,858	1,874

Note 8. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria:

	For the Three Months Ended March 31, 2020
	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2019	$(2,192)	$(693)		$21	$(2,864)

Other comprehensive earnings (losses) before reclassifications	—	388		12	400
Deferred income taxes	—	(85)		—	(85)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	303		12	315

Amounts reclassified to net earnings	28	(7)		—	21
Deferred income taxes	(7)	2		—	(5)
Amounts reclassified to net earnings, net of deferred income taxes	21	(5)		—	16

Other comprehensive earnings (losses), net of deferred income taxes	21	298	(1)	12	331

Balances, March 31, 2020	$(2,171)	$(395)		$33	$(2,533)

	For the Three Months Ended March 31, 2019
	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2018	$(2,168)	$(374)		$(5)	$(2,547)

Other comprehensive earnings (losses) before reclassifications	—	(238)		—	(238)
Deferred income taxes	—	49		—	49
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(189)		—	(189)

Amounts reclassified to net earnings	39	(12)		—	27
Deferred income taxes	(10)	2		—	(8)
Amounts reclassified to net earnings, net of deferred income taxes	29	(10)		—	19

Other comprehensive earnings (losses), net of deferred income taxes	29	(199)	(1)	—	(170)

Balances, March 31, 2019	$(2,139)	$(573)		$(5)	$(2,717)

(1) Primarily reflects Altria’s share of ABI’s currency translation adjustments and the impact of Altria’s designated net investment hedges. For further discussion of designated net investment hedges, see Note 5. Financial Instruments.

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Benefit Plans: (1)
Net loss	$34	$49
Prior service cost/credit	(6)	(10)
	28	39

ABI (2)	(7)	(12)

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$21	$27
(1) Amounts are included in net defined benefit plan costs. For further details, see Note 6. Benefit Plans.
(2) Amounts are included in earnings from equity investments. For further information, see Note 4. Investments in Equity Securities.

Note 9. Segment Reporting:

In the first quarter of 2020, Altria renamed its smokeless products segment as the oral tobacco products segment.

The products of Altria’s subsidiaries include smokeable tobacco products, consisting of combustible cigarettes manufactured and sold by PM USA and Nat Sherman, machine-made large cigars and pipe tobacco manufactured and sold by Middleton and premium cigars sold by Nat Sherman; oral tobacco products, consisting of MST and snus products manufactured and sold by USSTC and oral nicotine pouches manufactured and sold by Helix; and wine produced and/or distributed by Ste. Michelle. The products and services of these subsidiaries constitute Altria’s reportable segments of smokeable products, oral tobacco products (formerly smokeless products) and wine. The financial services and the innovative tobacco products businesses are included in all other.

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

Segment data were as follows:

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Net revenues:
Smokeable products	$5,606	$4,935
Oral tobacco products	601	540
Wine	146	151
All other	6	2
Net revenues	$6,359	$5,628
Earnings before income taxes:
Operating companies income (loss):
Smokeable products	$2,370	$1,932
Oral tobacco products	414	358
Wine	(379)	15
All other	(5)	(12)
Amortization of intangibles	(19)	(8)
General corporate expenses	(45)	(46)
Corporate asset impairment and exit costs	—	(1)
Operating income	2,336	2,238
Interest and other debt expense, net	(275)	(384)
Net periodic benefit income, excluding service cost	27	1
Earnings from equity investments	157	86
Loss on Cronos-related financial instruments	(137)	(425)
Earnings before income taxes	$2,108	$1,516

The comparability of operating companies income for the reportable segments was affected by the following:

Tobacco and Health Litigation Items - Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria’s condensed consolidated statements of earnings as follows:

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Smokeable products segment	$22	$15
Interest and other debt expense, net	2	2
Total	$24	$17

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

Note 10. Debt:

Short-term Borrowings and Borrowing Arrangements

Altria had $3.0 billion and no short-term borrowings at March 31, 2020 and December 31, 2019, respectively.

At March 31, 2020, Altria had a senior unsecured 5-year revolving credit agreement, dated August 1, 2018 (as amended, the “Credit Agreement”), that provides for borrowings up to an aggregate principal amount of $3.0 billion.

On March 23, 2020, Altria provided notice to JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement, to borrow the entire available amount ($3.0 billion) under the Credit Agreement and, as of March 31, 2020, $3.0 billion was outstanding under the Credit Agreement. Altria typically accesses the commercial paper market early in the second quarter to help fund payments related to the 1998 Master Settlement Agreement (the “MSA”) and shareholder dividends. In light of the current uncertainty in the global capital markets, including the commercial paper markets, resulting from the COVID-19 pandemic, Altria elected to borrow the entire amount available under the Credit Agreement as a precautionary measure to increase its cash position and preserve financial flexibility. Altria used a portion of the proceeds from the borrowing under the Credit Agreement to help fund these payments and for other general corporate purposes.

All borrowings under the Credit Agreement mature on August 1, 2023, unless extended pursuant to the terms of the Credit Agreement. The Credit Agreement includes an option, subject to certain conditions, for Altria to extend the expiration date for two additional one-year periods. Altria may repay the borrowings under the Credit Agreement at any time without penalty. Altria has the intent and ability to repay the entire outstanding balance under the Credit Agreement within one year and believes it has adequate liquidity and access to financial resources to meet its anticipated obligations in the foreseeable future. As a result, Altria has classified the full amount of the borrowings as a current liability on its condensed consolidated balance sheet at March 31, 2020. Interest on the outstanding borrowings at March 31, 2020 was based on the three-month London Interbank Offered Rate (“LIBOR”) plus an applicable percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. The applicable percentage based on Altria’s long-term senior unsecured debt ratings at March 31, 2020 for borrowings under the Credit Agreement was 1.0%. At March 31, 2020, the interest rate for Altria’s current borrowings under the Credit Agreement was 2.23%. The Credit Agreement does not include any other rating triggers or any provisions that could require the posting of collateral.

The Credit Agreement includes various covenants, one of which requires Altria to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At March 31, 2020, the ratio of consolidated EBITDA to Consolidated Interest Expense, calculated in accordance with the Credit Agreement, was 9.0 to 1.0. At March 31, 2020, Altria was in compliance with its covenants in the Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in the Credit Agreement, include certain adjustments.

At March 31, 2020, accrued interest on short-term borrowings under the Credit Agreement of $1 million was included in other accrued liabilities on Altria’s condensed consolidated balance sheet.

Any commercial paper issued by Altria and borrowings under the Credit Agreement are guaranteed by PM USA as further discussed in Note 12. Condensed Consolidating Financial Information.

For discussion of the fair value of Altria’s short-term borrowings, see Note 5. Financial Instruments.

Long-term Debt

During the first quarter of 2020, Altria repaid in full at maturity senior unsecured notes in the aggregate principal amount of $1,000 million.

At March 31, 2020 and December 31, 2019, accrued interest on long-term debt of $270 million and $470 million, respectively, was included in other accrued liabilities on Altria’s condensed consolidated balance sheets.

Altria designated its Euro denominated senior unsecured notes as a net investment hedge of its investment in ABI.

For discussion of Altria’s net investment hedge and the fair value of Altria’s long-term debt, see Note 5. Financial Instruments.

Note 11. Contingencies

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

The table below lists the number of certain tobacco-related cases pending in the U.S. against PM USA and, in some instances, Altria as of April 27, 2020, April 22, 2019 and April 23, 2018:

	April 27, 2020	April 22, 2019	April 23, 2018
Individual Smoking and Health Cases (1)	109	98	102
Health Care Cost Recovery Actions (2)	—	1	1
E-vapor Cases(3)	202	2	3
Other Tobacco-Related Cases(4)	4	—	—
(1) Includes 22 cases filed in Massachusetts and 46 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Class Action). Also does not include 1,472 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. In March 2018, 923 of these cases were voluntarily dismissed without prejudice.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) Includes 24 class action lawsuits, 170 individual lawsuits, five state or local government lawsuits and three lawsuits filed by school districts relating to JUUL e-vapor products. JUUL is an additional named defendant in each of these lawsuits.
(4) For 2019 and 2020, includes two inactive smoking and health cases alleging personal injury or seeking court-supervised programs or ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, including one case in which the aggregated claims of a number of individual plaintiffs are to be tried in a single proceeding, and two inactive class action lawsuits alleging that use of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of RICO.

International Tobacco-Related Cases

As of April 27, 2020, PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant. PM USA and Altria are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.

Tobacco-Related Cases Set for Trial

As of April 27, 2020, two Engle progeny cases are set for trial through June 30, 2020. In addition, there are no individual smoking and health cases against PM USA set for trial during this period. Cases against other companies in the tobacco industry may be scheduled for trial during this period. Trial dates are subject to change and some trials have been postponed due to the COVID-19 pandemic.

Trial Results

Since January 1999, excluding the Engle progeny cases (separately discussed below), verdicts have been returned in 69 tobacco-related cases in which PM USA was a defendant. Verdicts in favor of PM USA and other defendants were returned in 44 of the 69 cases. These 44 cases were tried in Alaska (1), California (7), Connecticut (1), Florida (10), Louisiana (1), Massachusetts (4), Mississippi (1), Missouri (4), New Hampshire (1), New Jersey (1), New York (5), Ohio (2), Pennsylvania (1), Rhode Island (1), Tennessee (2) and West Virginia (2).

Of the 25 non-Engle progeny cases in which verdicts were returned in favor of plaintiffs, 20 have reached final resolution, and one case (Gentile) that was initially returned in favor of plaintiff was reversed post-trial and remains pending.
See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of April 27, 2020.

Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation)

After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $748 million and interest totaling approximately $216 million as of March 31, 2020. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $327 million and related interest totaling approximately $54 million.

The changes in Altria’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below are as follows:

	For the Three Months Ended March 31,
(in millions)	2020		2019
Accrued liability for tobacco and health litigation items at beginning of period (1)	$14		$112
Pre-tax charges for:
Tobacco and health litigation	22	(2)	15
Related interest costs	2		2
Payments (1)	(28)	(3)	(109)
Accrued liability for tobacco and health litigation items at end of period (1)	$10		$20
(1) Includes amounts related to the costs of implementing the corrective communications remedy related to the Federal Government’s Lawsuit discussed below.
(2) Includes approximately $7 million related to pre-trial resolution of approximately 100 tobacco and health cases.
(3) Includes approximately $7 million in payments related to above-mentioned pre-trial resolution of approximately 100 tobacco and health cases and $2 million for pre-trial resolution of other tobacco and health cases that was accrued in 2019 but not paid until 2020.

The accrued liability for tobacco and health litigation items, including related interest costs, was included in accrued liabilities on Altria’s condensed consolidated balance sheets. Pre-tax charges for tobacco and health litigation were included in marketing, administration and research costs on Altria’s condensed consolidated statements of earnings (losses). Pre-tax charges for related interest costs were included in interest and other debt expense, net on Altria’s condensed consolidated statements of earnings (losses).

Security for Judgments

To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of March 31, 2020, PM USA has posted appeal bonds totaling approximately $48 million, which have been collateralized with restricted cash that are included in assets on the condensed consolidated balance sheet.

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

Non-Engle Progeny Litigation

Summarized below are the non-Engle progeny smoking and health cases pending during 2020 in which a verdict was returned in favor of plaintiff and against PM USA. Charts listing certain verdicts for plaintiffs in the Engle progeny cases can be found in Smoking and Health Litigation - Engle Progeny Trial Results below.

Principe: In February 2020, a jury in a Florida state court returned a verdict in favor of plaintiff and against PM USA, awarding approximately $11 million in compensatory damages. There was no claim for punitive damages. PM USA’s post-trial motions are pending.

Greene: In September 2019, a jury in a Massachusetts state court returned a verdict in favor of plaintiffs and against PM USA, awarding approximately $10 million in compensatory damages. An additional claim by plaintiffs remains pending.

Laramie: In August 2019, a jury in a Massachusetts state court returned a verdict in favor of plaintiff, awarding $11 million in compensatory damages and $10 million in punitive damages. PM USA and plaintiff have appealed.

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

Pending Engle Progeny Cases

The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of April 27, 2020, approximately 1,500 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 1,900 state court plaintiffs.  Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the Federal Engle Agreement (discussed below) resolved nearly all Engle progeny cases pending in federal court, as of April 27, 2020, four cases were pending against PM USA in federal court representing the cases excluded from that agreement.

Engle Progeny Trial Results

As of April 27, 2020, 134 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Seventy-eight verdicts were returned in favor of plaintiffs and four verdicts (Skolnick, Calloway, Oshinsky-Blacker and Freeman) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending.

Forty-seven verdicts were returned in favor of PM USA, of which 42 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of April 27, 2020. Four verdicts (Pearson, D. Cohen, Collar and Chacon) that were returned in favor of PM USA were subsequently reversed for new trials. Juries in two cases (Reider and

Banks) returned zero damages verdicts in favor of PM USA. Juries in two other cases (Weingart and Hancock) returned verdicts against PM USA awarding no damages, but the trial court in each case decided to award plaintiffs damages. One case, Pollari, resulted in a verdict in favor of PM USA following a retrial of an initial verdict returned in favor of plaintiff. Appeals by plaintiff and defendants are pending. Three cases, Gloger, Rintoul (Caprio) and Duignan, resulted in verdicts in favor of plaintiffs following retrial of initial verdicts returned in favor of plaintiffs. Post-trial motions or appeals are pending. One case, Freeman, resulted in an appellate reversal of a jury verdict in favor of plaintiff and a judgment in favor of PM USA.

The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists such cases that are pending as of April 27, 2020 where PM USA has recorded a provision in its consolidated financial statements because PM USA has determined that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated; the second chart lists other such cases that are pending as of April 27, 2020 but where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated; and the third chart lists other such cases that have concluded within the previous 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings.
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
Other Currently Pending Engle Cases with Verdicts Against PM USA (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Appeal Status
Duignan	February 2020(2)	PM USA and R.J. Reynolds(3)	Pinellas	$3 million	$12 million	Defendants’ post-trial motions pending.
Cuddihee	January 2020	PM USA	Duval	$3 million	$0	Defendant’s post-trial motions pending.
Rintoul (Caprio)	November 2019(2)	PM USA and R.J. Reynolds	Broward	$9 million ($5 million PM USA)	$74 million	Defendants’ post-trial motion pending.
Gloger	November 2019(2)	PM USA and R.J. Reynolds	Miami-Dade	$15 million ($5 million PM USA)	$11 million	Appeal by defendants to Third District Court of Appeal pending.
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	<$1 million	New trial ordered on punitive damages.
Neff	March 2019	PM USA and R.J. Reynolds	Broward	$4 million	$2 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Frogel	March 2019	PM USA	Palm Beach	<$1 million (<$1 million PM USA)	$0	Appeals by plaintiff and defendant to Fourth District Court of Appeal pending.

Other Currently Pending Engle Cases with Verdicts Against PM USA (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Appeal Status
Mahfuz	February 2019	PM USA and R.J. Reynolds	Broward	$12 million	$10 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Holliman	February 2019	PM USA	Miami-Dade	$3 million	$0	Defendant’s appeal to Third District Court of Appeal pending.
Chadwell	September 2018	PM USA	Miami-Dade	$2 million	$0	Appeals by defendant and plaintiff to Third District Court of Appeal pending.
Kaplan	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$2 million	Appeals by defendants and plaintiff to Fourth District Court of Appeal pending.
Landi	June 2018	PM USA and R.J. Reynolds	Broward	$8 million	$5 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
R. Douglas	November 2017	PM USA	Duval	<$1 million	$0	Awaiting entry of final judgment by the trial court.
Sommers	April 2017	PM USA	Miami-Dade	$1 million	$0	Third District Court of Appeal affirmed compensatory damages award and granted new trial on punitive damages. Defendant petitioned Florida Supreme Court for review.
Santoro	March 2017	PM USA, R.J. Reynolds and Liggett Group(3)	Broward	$2 million	$0	Trial court set aside punitive damages award; appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Cooper (Blackwood)	September 2015	PM USA and R.J. Reynolds	Broward	$5 million (<$1 million PM USA)	$0	Fourth District Court of Appeal affirmed judgment and granted a new trial on punitive damages.
D. Brown	January 2015	PM USA	Federal Court - Middle District of Florida	$8 million	$9 million	Appeal by defendant to U.S. Court of Appeals for the Eleventh Circuit pending.
Kerrivan	October 2014	PM USA and R.J. Reynolds	Federal Court - Middle District of Florida	$16 million	$16 million	U.S. Court of Appeals for the Eleventh Circuit affirmed the judgment. Defendants’ motion for rehearing pending.
Harris	July 2014	PM USA, R.J. Reynolds and Lorillard(3)	Federal Court - Middle District of Florida	$2 million (<$ 1 million PM USA)	$0	Appeals by plaintiff and defendants to U.S. Court of Appeals for the Eleventh Circuit pending.
(1) PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.
(2) Plaintiff’s verdict following a retrial of an initial verdict in favor of plaintiff.
(3) References to “R.J. Reynolds,” “Liggett Group” and “Lorillard” are to R.J. Reynolds Tobacco Company, Liggett Group, LLC and Lorillard Tobacco Company, respectively.

Engle Cases Concluded Within Past 12 Months(1) (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Accrual Date	Payment Amount (if any)	Payment Date
Theis(2)	May 2018	PM USA and R.J. Reynolds	Sarasota	First quarter of 2020	$17 million	February 2020
Alvarez Del Real	September 2019	PM USA	Miami-Dade	Fourth quarter of 2019	<$1 million	October 2019

Engle Cases Concluded Within Past 12 Months(1) (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Accrual Date	Payment Amount (if any)	Payment Date
Zingaro	May 2019	PM USA and R.J. Reynolds	Broward	Third quarter of 2019	<$1 million	October 2019
Bryant	December 2017	PM USA	Escambia	Second quarter of 2019	<$1 million	July 2019
Wallace	October 2017	PM USA and R.J. Reynolds	Brevard	Second quarter of 2019	$26 million	May 2019
J. Brown	February 2017	PM USA and R.J. Reynolds	Pinellas	First quarter of 2019	$4 million	April 2019
L. Martin	May 2017	PM USA	Miami-Dade	First quarter of 2019	$2 million	April 2019
Danielson	November 2015	PM USA	Escambia	First quarter of 2019	$3 million	March 2019
S. Martin	November 2016	PM USA and R.J. Reynolds	Broward	First quarter of 2019	$5 million	March 2019
Searcy	April 2013	PM USA and R.J. Reynolds	Federal Court - Middle District of Florida	Third quarter of 2018	$2 million	March 2019
Boatright	November 2014	PM USA and Liggett Group	Polk	Second quarter of 2018	$42 million	March 2019
M. Brown(3)	May 2015	PM USA	Duval	Second quarter of 2018	$8 million	March 2019
Jordan(4)	August 2015	PM USA	Duval	Second quarter of 2018	$11 million	March 2019
Pardue	December 2016	PM USA and R.J. Reynolds	Alachua	Second and Third quarters of 2018	$11 million	March 2019
McKeever	February 2015	PM USA	Broward	Fourth quarter of 2017	$21 million	March 2019
(1) In two cases in which PM USA paid the judgments more than a year ago, Naugle and Gore, plaintiffs were awarded approximately $8 million and approximately $2 million in fees and other costs, respectively.  In both cases, PM USA has appealed.
(2) In February 2020, the Florida Second District Court of Appeal denied PM USA’s petition for review.  As a result, in the first quarter of 2020, PM USA recorded a pre-tax provision of approximately $17 million for the judgment plus interest, which was subsequently paid in the first quarter of 2020.
(3) The trial court also awarded plaintiff approximately $9 million in fees, interest and costs.  PM USA and plaintiff have appealed.
(4) The trial court also awarded plaintiff approximately $4 million in fees and costs. PM USA and plaintiff have appealed.

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

As of April 27, 2020, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to Altria or its subsidiaries) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the U.S.). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.

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

In addition to the cases brought in the U.S., health care cost recovery actions have also been brought against tobacco industry participants, including PM USA and Altria, in Canada (10 cases), and other entities have stated that they are considering filing such actions.

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

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia and certain U.S. territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA and R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended March 31, 2020 and

2019, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1.1 billion and $0.9 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.

NPM Adjustment Disputes

PM USA is participating in proceedings regarding the NPM Adjustment for 2003-2019. The “NPM Adjustment” is a reduction in MSA payments made by the OPMs and those manufacturers that are subsequent signatories to the MSA (collectively, the “participating manufacturers” or “PMs”) that applies if the PMs collectively lose at least a specified level of market share to non-participating manufacturers since 1997, subject to certain conditions and defenses. The independent auditor (the “IA”) appointed under the MSA calculates the maximum amount of the NPM Adjustment, if any, for each year.

NPM Adjustment Disputes - Settlement with 36 States and Territories and Settlement with New York.

PM USA has entered into two settlements of NPM Adjustment disputes with a total of 37 states and territories, one with 36 states and territories (the “multi-state settlement”) and the other with the State of New York. In the multi-state settlement, PM USA, by the end of October 2017, had settled the NPM Adjustment disputes for 2003-2015 with 26 states in exchange for a total of $740 million. In 2018, there were two principal developments with respect to this settlement. First, PM USA agreed to settle the NPM Adjustment disputes for 2016 and 2017 with the 26 states mentioned above. Second, PM USA settled the NPM Adjustment disputes for 2004-2017 with ten additional states. As a result of these two developments, PM USA will receive approximately $248 million, $68 million of which it received in April 2018, $121 million of which it received in April 2019 and $47 million of which it received in April 2020. In connection with these two developments, PM USA recorded a reduction to cost of sales in the amount of $39 million in 2017 and in the amount of $209 million in 2018. In the first quarter of 2019, PM USA also recorded a reduction to cost of sales in the amount of $52 million for its estimate of the 2018 NPM Adjustment settlement credit it expects to receive under the multi-state settlement.

In the first quarter of 2020, the PMs agreed that certain conditions set forth in the multi-state settlement by the 10 states that settled the NPM Adjustment in 2018 had been met. As a result, PM USA’s and the other PMs’ settlement with Pennsylvania was extended to include NPM Adjustments for 2018-2024, and settlements with the other nine states were extended to include NPM Adjustments for 2018-2019. As a result of this development, PM USA will receive approximately $43 million in credits to offset PM USA’s MSA payments over nine years.

In the NPM Adjustment settlement with New York, which was entered into in 2015, PM USA has received approximately $317 million for 2004-2018. PM USA and the other participating manufacturers are involved in a proceeding pursuant to the New York settlement in which an independent investigator will determine the amounts due to the participating manufacturers from New York for 2019 and 2020. PM USA expects to receive such amounts in April 2021 and April 2022, respectively.

Both the New York settlement and the multi-state settlement also contain provisions resolving certain disputes regarding the application of the NPM Adjustment going forward.

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

▪
2004 and Subsequent NPM Adjustments. PM USA has continued to pursue the NPM Adjustments for 2004 and subsequent years in multi-state arbitrations against the states that did not join either of the settlements discussed above. In September 2019, a New Mexico state appellate court affirmed a trial court’s order compelling New Mexico to arbitrate the 2004 NPM Adjustment claims in the multi-state arbitration with the other states. In November 2019, the New Mexico Supreme Court declined to review that decision. The arbitration hearing has not yet been scheduled. The Montana state courts ruled that Montana may litigate its claims in state court, rather than participate in a multi-state arbitration and the PMs have agreed not to contest the applicability of the 2004 NPM Adjustment to Montana. In April 2020, the State of Montana filed a motion in Montana state court against the PMs, including PM USA and a Nat

Sherman affiliate, claiming that Montana’s share of the NPM Adjustment amounts should be paid to the state in advance of the resolution of disputes over the applicability of those adjustments. PM USA and the Nat Sherman affiliate have been placing the disputed NPM Adjustment amounts in the disputed payments account established pursuant to the terms of the MSA. Montana seeks a total of approximately $43 million in disputed payments from all defendants combined, as well as treble and punitive damages.

The hearings in a 2004 multi-state arbitration with all of the states that have not settled other than Montana and New Mexico concluded in July 2019. As of April 27, 2020, no decisions have resulted from the arbitration.

No assurance can be given as to when proceedings for 2005 and subsequent years will be scheduled or the precise form those proceedings will take.

The IA has calculated that PM USA’s share of the maximum potential NPM Adjustments for 2004-2018 is (exclusive of interest or earnings): $388 million for 2004; $181 million for 2005; $154 million for 2006; $185 million for 2007; $250 million for 2008; $211 million for 2009; $218 million for 2010; $166 million for 2011; $214 million for 2012; $224 million for 2013; $258 million for 2014; $313 million for 2015; $305 million for 2016; $297 million for 2017; $340 million for 2018 and $441 million for 2019. These maximum amounts will be reduced, likely substantially, to reflect the settlements with the signatory states and New York, and potentially for current and future calculation disputes and other developments. Finally, PM USA’s recovery of these amounts, even as reduced, is dependent upon subsequent determinations regarding state-specific defenses and disputes with other PMs.

Other Disputes Under the State Settlement Agreements

The payment obligations of the tobacco product manufacturers that are parties to the State Settlement Agreements, as well as the allocations of any NPM Adjustments and related settlements, have been and may continue to be affected by R.J. Reynolds’s acquisition of Lorillard and its related sale of certain cigarette brands to ITG (the “ITG brands”). In particular, R.J. Reynolds and ITG have asserted that they do not have to make payments on the ITG brands under the Florida, Minnesota and Texas State Settlement Agreements or include the ITG brands for purposes of certain calculations under the State Settlement Agreements. PM USA believes that R.J. Reynolds’s and ITG’s position violates the State Settlement Agreements and applicable law. PM USA further believes that these actions: (i) improperly increased PM USA’s payments for 2015-2019; (ii) may improperly increase PM USA’s payments for subsequent years; (iii) improperly decreased PM USA’s share of the 2015-2019 NPM Adjustments and of the settlements of related disputes; and (iv) may improperly decrease PM USA’s share of NPM Adjustments and related settlements for subsequent years.

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

In March 2018, PM USA and the State of Minnesota filed pleadings in Minnesota state court asserting claims against R.J. Reynolds and ITG, similar to those made in Florida, and seeking to enforce the Minnesota State Settlement Agreement. In September 2019, the Minnesota court granted the State of Minnesota’s and PM USA’s motions to enforce the agreement against R.J. Reynolds. The Minnesota court concluded, however, that it could not yet resolve the question of ITG’s liability under the Minnesota State Settlement Agreement. An evidentiary hearing on the question of ITG’s potential liability is to be held in 2020.

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

In January 2019, PM USA and the State of Texas each filed a motion in federal court in the Eastern District of Texas asserting claims against R.J. Reynolds and ITG, similar to those made in Florida and Minnesota, seeking to enforce the Texas State Settlement Agreement. On February 25, 2020, the Texas court granted the State of Texas’ and PM USA’s motions to enforce the settlement agreement against R.J. Reynolds. The Texas court, however, deferred the ultimate resolution of the motions to enforce against ITG, because it concluded that question was dependent upon the outcome of separate litigation pending between ITG and R.J. Reynolds in the Delaware Court of Chancery.

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

E-vapor Product Litigation

As of April 27, 2020, Altria and/or its subsidiaries, including PM USA, were named as defendants in 24 class action lawsuits relating to JUUL e-vapor products. JUUL is an additional named defendant in each of these lawsuits. The theories of recovery include violation of RICO, fraud, failure to warn, design defect, negligence and unfair trade practices. Plaintiffs also are seeking to add antitrust claims due to the recent action by the FTC. See Antitrust Litigation below for further discussion. Plaintiffs seek various remedies, including compensatory and punitive damages and an injunction prohibiting product sales.

Altria and/or its subsidiaries, including PM USA, also have been named as defendants in other lawsuits involving JUUL e-vapor products, including 170 individual lawsuits, five lawsuits filed by state or local governments and three lawsuits filed by school districts. JUUL is an additional named defendant in each of these lawsuits.

The majority of the individual and class action lawsuits mentioned above were filed in federal court. In October 2019, the United States Judicial Panel on Multidistrict Litigation ordered the coordination or consolidation of these lawsuits in the U.S. District Court for the Northern District of California for pretrial purposes.

An additional group of cases is pending in California state courts. In January 2020, the Judicial Council of California determined that this group of cases was appropriate for coordination and assigned the group to the Superior Court of California, Los Angeles County, for pretrial purposes.

Neither Altria nor any of its subsidiaries has filed a response in any of these cases, and no case in which Altria or any of its subsidiaries is named has been set for trial.

JUUL also is named in a significant number of additional individual and class action lawsuits to which neither Altria nor any of its subsidiaries is currently named.

Certain Other Tobacco-Related Litigation

IQOS Litigation

In April 2020, RAI Strategic Holdings, Inc. and R.J. Reynolds Vapor Co., which are affiliates of R.J. Reynolds, filed a lawsuit against Altria, PM USA, Altria Client Services LLC, PMI and its affiliate Philip Morris Products S.A., in the United States District Court for the Eastern District of Virginia. The lawsuit asserts claims of patent infringement based on the sale of the IQOS electronic device and HeatSticks in the United States. Plaintiffs seek various remedies, including preliminary and permanent injunctive relief, treble damages and attorneys’ fees.

Also in April 2020, a related action was filed against the same defendants by the same plaintiffs, as well as R.J. Reynolds, with the United States International Trade Commission (“ITC”). There, the plaintiffs also allege patent infringement, but the remedies sought include a prohibition on the importation of the IQOS electronic device, HeatSticks and component parts into the United States. No damages are recoverable in the proceedings before the ITC.

“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions

Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or its other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of April 27, 2020, two “Lights/Ultra Lights” class actions are pending in U.S. state court. Neither case is active.

As of April 27, 2020, two smoking and health cases alleging personal injury or seeking court-supervised programs or ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, are pending in their respective U.S. state courts. Neither case is active.

UST Litigation

UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of April 27, 2020, there is one case pending against USSTC.

Antitrust Litigation

In April 2020, the FTC issued an administrative complaint against Altria and JUUL alleging that Altria’s 35% investment in JUUL and the associated agreements constitute an unreasonable restraint of trade in violation of Section 1 of the Sherman Antitrust Act of 1890 (“Sherman Act”) and Section 5 of the Federal Trade Commission Act of 1914 (“FTC Act”), and substantially lessened competition in violation of Section 7 of the Clayton Antitrust Act (“Clayton Act”). If the FTC’s challenge is successful, the FTC may order a broad range of remedies, including divestiture of Altria’s minority investment in JUUL, rescission of the transaction and all associated agreements, and prohibition against any officer or director of either Altria or JUUL serving on the other party’s board of directors or attending meetings of the other party’s board of directors. The administrative trial will take place before an FTC administrative law judge and is currently scheduled to begin March 11, 2021. Any ruling by the FTC is subject to review by the FTC Commissioners and subsequently, by a federal appellate court.

Also as of April 27, 2020, three putative class action lawsuits were filed against Altria and JUUL in the United States District Court for the Northern District of California. The lawsuits cite the FTC administrative complaint and allege that Altria and JUUL violated Sections 1 and 2 of the Sherman Act and Section 7 of the Clayton Act by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid, divestiture of Altria’s minority investment in JUUL and rescission of the transaction.

Neither the FTC nor the private plaintiffs has sought to preliminarily enjoin Altria from converting Altria’s non-voting JUUL shares to voting shares or appointing directors to the JUUL board of directors. As of April 30, 2020, Altria has not exercised these rights.

Shareholder Class Actions

In October and December 2019, two purported Altria shareholders filed putative class action lawsuits against Altria, Howard A. Willard III, Altria’s former Chairman and Chief Executive Officer, and William F. Gifford, Jr., Altria’s former Vice Chairman and Chief Financial Officer and current Chief Executive Officer, in the United States District Court for the Eastern District of New York. In December 2019, the court consolidated the two lawsuits into a single proceeding. The consolidated lawsuit was subsequently transferred to the United States District Court for the Eastern District of Virginia. The lawsuit asserts claims under Sections 10(b) and 20(a) and under Rule 10b-5 of the Exchange Act. In April 2020, JUUL, its founders, and some of its current and former executives were added to the lawsuit. The claims involve allegedly false and misleading statements and omissions relating to Altria’s investment in JUUL. Plaintiffs seek various remedies, including damages and attorneys’ fees. A response to the lawsuit has not yet been filed.

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria have agreed to indemnify a limited number of third parties in the event of future litigation. At March 31, 2020, Altria and certain of its subsidiaries (i) had $50 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for guarantees related to their own performance, including $27 million for surety bonds; and (iii) had a redeemable noncontrolling interest of $38 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity.

Under the terms of a distribution agreement between Altria and PMI (the “Distribution Agreement”), entered into as a result of Altria’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria does not have a related liability recorded on its condensed consolidated balance sheet at March 31, 2020 as the fair value of this indemnification is insignificant.

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

At March 31, 2020, the respective principal 100% owned subsidiaries of Altria Group, Inc. and PM USA were not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their equity interests.

The following sets forth the condensed consolidating balance sheets as of March 31, 2020 and December 31, 2019, condensed consolidating statements of earnings and comprehensive earnings for the three months ended March 31, 2020 and 2019, and condensed consolidating statements of cash flows for the three months ended March 31, 2020 and 2019 for Altria Group, Inc., PM USA and, collectively, Altria Group, Inc.’s other subsidiaries that are not guarantors of Altria Group, Inc.’s debt instruments (the “Non-Guarantor Subsidiaries”).

The financial information may not necessarily be indicative of results of operations or financial position had PM USA and the Non-Guarantor Subsidiaries operated as independent entities. Altria Group, Inc. and PM USA account for investments in their subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets
March 31, 2020
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$5,548	$1	$67	$—	$5,616
Receivables	—	17	130	—	147
Inventories:
Leaf tobacco	—	508	387	—	895
Other raw materials	—	123	70	—	193
Work in process	—	6	461	—	467
Finished product	—	87	364	—	451
	—	724	1,282	—	2,006
Due from Altria Group, Inc. and subsidiaries	91	5,660	1,361	(7,112)	—
Other current assets	301	23	68	(226)	166
Total current assets	5,940	6,425	2,908	(7,338)	7,935
Property, plant and equipment, at cost	—	2,970	2,133	—	5,103
Less accumulated depreciation	—	2,186	920	—	3,106
	—	784	1,213	—	1,997
Goodwill	—	—	5,177	—	5,177
Other intangible assets, net	—	2	12,666	—	12,668
Investments in equity securities	18,453	—	5,408	—	23,861
Investment in consolidated subsidiaries	18,905	2,867	—	(21,772)	—
Due from Altria Group, Inc. and subsidiaries	4,790	—	—	(4,790)	—
Other assets	71	950	567	(608)	980
Total Assets	$48,159	$11,028	$27,939	$(34,508)	$52,618

Condensed Consolidating Balance Sheets (Continued)
March 31, 2020
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Short-term borrowings	$3,000	$—	$—	$—	$3,000
Accounts payable	1	136	141	—	278
Accrued liabilities:
Marketing	—	391	76	—	467
Settlement charges	—	4,410	9	—	4,419
Other	312	343	377	—	1,032
Income taxes	6	508	105	(226)	393
Dividends payable	1,565	—	—	—	1,565
Due to Altria Group, Inc. and subsidiaries	6,278	587	247	(7,112)	—
Total current liabilities	11,162	6,375	955	(7,338)	11,154
Long-term debt	26,971	—	—	—	26,971
Deferred income taxes	3,228	—	2,571	(608)	5,191
Accrued pension costs	196	—	231	—	427
Accrued postretirement health care costs	—	1,076	722	—	1,798
Due to Altria Group, Inc. and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	59	90	253	—	402
Total liabilities	41,616	7,541	9,522	(12,736)	45,943
Contingencies
Redeemable noncontrolling interest	—	—	38	—	38
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,959	3,310	27,566	(30,876)	5,959
Earnings reinvested in the business	36,528	393	(7,441)	7,048	36,528
Accumulated other comprehensive losses	(2,533)	(216)	(1,849)	2,065	(2,533)
Cost of repurchased stock	(34,346)	—	—	—	(34,346)
Total stockholders’ equity attributable to Altria Group, Inc.	6,543	3,487	18,285	(21,772)	6,543
Noncontrolling interests	—	—	94	—	94
Total stockholders’ equity	6,543	3,487	18,379	(21,772)	6,637
Total Liabilities and Stockholders’ Equity	$48,159	$11,028	$27,939	$(34,508)	$52,618

Condensed Consolidating Balance Sheets
December 31, 2019
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$2,022	$—	$95	$—	$2,117
Receivables	—	30	122	—	152
Inventories:
Leaf tobacco	—	494	380	—	874
Other raw materials	—	120	72	—	192
Work in process	—	4	692	—	696
Finished product	—	119	412	—	531
	—	737	1,556	—	2,293
Due from Altria Group, Inc. and subsidiaries	88	4,005	1,359	(5,452)	—
Other current assets	133	64	114	(49)	262
Total current assets	2,243	4,836	3,246	(5,501)	4,824
Property, plant and equipment, at cost	—	2,956	2,118	—	5,074
Less accumulated depreciation	—	2,166	909	—	3,075
	—	790	1,209	—	1,999
Goodwill	—	—	5,177	—	5,177
Other intangible assets, net	—	2	12,685	—	12,687
Investments in equity securities	18,071	—	5,510	—	23,581
Investment in consolidated subsidiaries	19,312	2,831	—	(22,143)	—
Due from Altria Group, Inc. and subsidiaries	4,790	—	—	(4,790)	—
Other assets	58	951	603	(609)	1,003
Total Assets	$44,474	$9,410	$28,430	$(33,043)	$49,271

Condensed Consolidating Balance Sheets (Continued)
December 31, 2019
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Liabilities
Current portion of long-term debt	$1,000	$—	$—	$—	$1,000
Accounts payable	—	146	179	—	325
Accrued liabilities:
Marketing	—	320	73	—	393
Settlement charges	—	3,340	6	—	3,346
Other	570	482	481	—	1,533
Income taxes	6	—	55	(49)	12
Dividends payable	1,565	—	—	—	1,565
Due to Altria Group, Inc. and subsidiaries	4,693	514	245	(5,452)	—
Total current liabilities	7,834	4,802	1,039	(5,501)	8,174
Long-term debt	27,042	—	—	—	27,042
Deferred income taxes	3,099	—	2,593	(609)	5,083
Accrued pension costs	197	—	276	—	473
Accrued postretirement health care costs	—	1,078	719	—	1,797
Due to Altria Group, Inc. and subsidiaries	—	—	4,790	(4,790)	—
Other liabilities	80	87	178	—	345
Total liabilities	38,252	5,967	9,595	(10,900)	42,914
Contingencies
Redeemable noncontrolling interest	—	—	38	—	38
Stockholders’ Equity
Common stock	935	—	9	(9)	935
Additional paid-in capital	5,970	3,310	27,565	(30,875)	5,970
Earnings reinvested in the business	36,539	352	(6,997)	6,645	36,539
Accumulated other comprehensive losses	(2,864)	(219)	(1,877)	2,096	(2,864)
Cost of repurchased stock	(34,358)	—	—	—	(34,358)
Total stockholders’ equity attributable to Altria Group, Inc.	6,222	3,443	18,700	(22,143)	6,222
Noncontrolling interests	—	—	97	—	97
Total stockholders’ equity	6,222	3,443	18,797	(22,143)	6,319
Total Liabilities and Stockholders’ Equity	$44,474	$9,410	$28,430	$(33,043)	$49,271

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended March 31, 2020
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$5,359	$1,008	$(8)	$6,359
Cost of sales	—	1,532	649	(8)	2,173
Excise taxes on products	—	1,267	46	—	1,313
Gross profit	—	2,560	313	—	2,873
Marketing, administration and research costs	22	387	128	—	537
Operating income (expense)	(22)	2,173	185	—	2,336
Interest and other debt expense (income), net	237	(18)	56	—	275
Net periodic benefit (income) cost, excluding service cost	—	(22)	(5)	—	(27)
Earnings from equity investments	(134)	—	(23)	—	(157)
Loss on Cronos-related financial instruments	—	—	137	—	137
Earnings (losses) before income taxes and equity earnings of subsidiaries	(125)	2,213	20	—	2,108
Provision (benefit) for income taxes	(32)	550	40	—	558
Equity earnings of subsidiaries	1,645	126	—	(1,771)	—
Net earnings	1,552	1,789	(20)	(1,771)	1,550
Net (earnings) losses attributable to noncontrolling interests	—	—	2	—	2
Net earnings attributable to Altria	$1,552	$1,789	$(18)	$(1,771)	$1,552

Net earnings	$1,552	$1,789	$(20)	$(1,771)	$1,550
Other comprehensive earnings (losses), net of deferred income taxes	331	3	28	(31)	331
Comprehensive earnings	1,883	1,792	8	(1,802)	1,881
Comprehensive (earnings) losses attributable to noncontrolling interests	—	—	2	—	2
Comprehensive earnings attributable to Altria	$1,883	$1,792	$10	$(1,802)	$1,883

Condensed Consolidating Statements of Earnings and Comprehensive Earnings
For the Three Months Ended March 31, 2019
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net revenues	$—	$4,725	$913	$(10)	$5,628
Cost of sales	—	1,340	248	(10)	1,578
Excise taxes on products	—	1,185	54	—	1,239
Gross profit	—	2,200	611	—	2,811
Marketing, administration and research costs	35	384	114	—	533
Asset impairment and exit costs	1	35	4	—	40
Operating income (expense)	(36)	1,781	493	—	2,238
Interest and other debt expense (income), net	355	(25)	54	—	384
Net periodic benefit (income) cost, excluding service cost	1	—	(2)	—	(1)
Earnings from equity investments	(86)	—	—	—	(86)
Loss on Cronos-related financial instruments	—	—	425	—	425
Earnings (losses) before income taxes and equity earnings of subsidiaries	(306)	1,806	16	—	1,516
Provision (benefit) for income taxes	(75)	459	11	—	395
Equity earnings of subsidiaries	1,351	95	—	(1,446)	—
Net earnings	1,120	1,442	5	(1,446)	1,121
Net (earnings) losses attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Altria	$1,120	$1,442	$4	$(1,446)	$1,120

Net earnings	$1,120	$1,442	$5	$(1,446)	$1,121
Other comprehensive earnings (losses), net of deferred income taxes	(170)	5	23	(28)	(170)
Comprehensive earnings	950	1,447	28	(1,474)	951
Comprehensive (earnings) losses attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive earnings attributable to Altria	$950	$1,447	$27	$(1,474)	$950

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2020
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by (Used In) Operating Activities
Net cash provided by (used in) operating activities	$1,515	$3,351	$437	$(2,174)	$3,129
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(15)	(37)	—	(52)
Investment in consolidated subsidiaries	(1)	—	—	1	—
Other, net	—	—	—	—	—
Net cash provided by (used in) investing activities	(1)	(15)	(37)	1	(52)
Cash Provided by (Used in) Financing Activities
Proceeds from short-term borrowings	3,000	—	—	—	3,000
Long-term debt repaid	(1,000)	—	—	—	(1,000)
Dividends paid on common stock	(1,563)	—	—	—	(1,563)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	1,584	(1,582)	(1)	(1)	—
Cash dividends paid to parent	—	(1,748)	(426)	2,174	—
Other, net	(9)	—	(1)	—	(10)
Net cash provided by (used in) financing activities	2,012	(3,330)	(428)	2,173	427
Cash, cash equivalents and restricted cash (1):
Increase (decrease)	3,526	6	(28)	—	3,504
Balance at beginning of period	2,022	43	95	—	2,160
Balance at end of period	$5,548	$49	$67	$—	$5,664

(1)	Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 11. Contingencies.

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2019
(in millions of dollars)

	Altria Group, Inc.	PM USA	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash Provided by (Used In) Operating Activities
Net cash provided by (used in) operating activities	$1,642	$2,520	$166	$(2,039)	$2,289
Cash Provided by (Used in) Investing Activities
Capital expenditures	—	(9)	(29)	—	(38)
Investment in Cronos	—	—	(1,831)	—	(1,831)
Investment in consolidated subsidiaries	(1,947)	—	—	1,947	—
Other, net	(3)	—	(78)	—	(81)
Net cash provided by (used in) investing activities	(1,950)	(9)	(1,938)	1,947	(1,950)
Cash Provided by (Used in) Financing Activities
Repayment of short-term borrowings	(12,800)	—	—	—	(12,800)
Long-term debt issued	16,265	—	—	—	16,265
Repurchases of common stock	(151)	—	—	—	(151)
Dividends paid on common stock	(1,502)	—	—	—	(1,502)
Changes in amounts due to/from Altria Group, Inc. and subsidiaries	657	(771)	2,061	(1,947)	—
Cash dividends paid to parent	—	(1,737)	(302)	2,039	—
Other	(120)	—	(9)	—	(129)
Net cash provided by (used in) financing activities	2,349	(2,508)	1,750	92	1,683
Cash, cash equivalents and restricted cash (1):
Increase (decrease)	2,041	3	(22)	—	2,022
Balance at beginning of period	1,277	100	56	—	1,433
Balance at end of period	$3,318	$103	$34	$—	$3,455
(1) Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 11. Contingencies.

Note 13. New Accounting Guidance Not Yet Adopted:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company

When used in this Quarterly Report on Form 10-Q (“Form 10-Q”), the terms "Altria," "we," "us" and "our" refers to Altria Group, Inc. and its subsidiaries, unless otherwise specified or unless otherwise required.

For a description of Altria, see Background in Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Form 10-Q (“Item 1”).

In the first quarter of 2020, Altria renamed its smokeless products segment as the oral tobacco products segment. Altria’s reportable segments are smokeable products, oral tobacco products and wine. The financial services and the innovative tobacco products businesses are included in an all other category due to the continued reduction of the lease portfolio of Philip Morris Capital Corporation and the relative financial contribution of Altria’s innovative tobacco products businesses to Altria’s consolidated results.
Executive Summary

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, Altria refers to the following “adjusted” financial measures: adjusted operating companies income (loss); adjusted operating companies income margins; adjusted net earnings attributable to Altria and adjusted diluted earnings per share attributable to Altria (“EPS”). These adjusted financial measures are not required by, or calculated in accordance with, United States generally accepted accounting principles (“GAAP”) and may not be calculated the same as similarly titled measures used by other companies. These adjusted financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Except as noted below, when Altria provides a non-GAAP measure in this Form 10-Q, it also provides a reconciliation of that non-GAAP financial measure to the most directly comparable GAAP financial measure. For a further description of these non-GAAP financial measures, see the Non-GAAP Financial Measures section below.

COVID-19

The recent outbreak of the novel coronavirus, COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created economic uncertainty. Although much uncertainty still surrounds the pandemic, including its duration and ultimate overall impact on U.S and global economies, our subsidiaries’ operations and those of our investees, Altria is carefully evaluating potential outcomes and working to mitigate risks. Specifically, Altria is focused on any potential impact to our liquidity, operations, supply and distribution chains and on economic conditions.

In terms of Altria’s liquidity, despite some volatility in the commercial paper market in March 2020, Altria believes it is in a solid financial position and, for the coming quarters, expects to maintain a higher cash balance than normal to preserve its financial flexibility. As a precautionary measure, in March 2020, Altria borrowed the entire $3.0 billion available under its senior unsecured 5-year revolving credit agreement, dated August 1, 2018 (as amended, the “Credit Agreement”). In addition, Altria did not repurchase any shares in the first quarter of 2020 under its current $1.0 billion share repurchase program, and in April 2020, Altria’s Board of Directors (the “Board of Directors”) rescinded the $500 million remaining in the share repurchase program.

As with so many other companies throughout the U.S. and globally, Altria’s operations have been affected by COVID-19. Altria has implemented remote working for many employees and aligned with the recommended social distancing protocols from public health authorities. To date, Altria believes it has experienced minimal impact to productivity due to the remote working and its critical information technology systems have remained operational. Although Altria temporarily suspended operations at Philip Morris USA Inc.’s (“PM USA”) Richmond, Virginia-area manufacturing facilities, John Middleton Co.’s (Middleton) King of Prussia, Pennsylvania manufacturing facility, as well as U.S. Smokeless Tobacco Company LLC’s (“USSTC”) Nashville, Tennessee-area manufacturing facilities in March 2020, Altria resumed operations at those facilities under enhanced safety protocols in April 2020 and all of Altria’s manufacturing facilities are currently operational. In addition, Helix Innovations LLC (“Helix”) continues to build domestic manufacturing capacity for on! in the Richmond Manufacturing Center. Currently, installed annualized capacity is approximately 25 million cans; however, due to the impacts of COVID-19, Helix expects potential delays in its ability to achieve annualized production capacity of 50 million cans by mid-year and 75 million cans by the end of 2020. Altria is continuing to monitor the risks associated with facility disruptions and workforce availability as a result of COVID-19 uncertainty.

Altria’s suppliers and those within its distribution chain also may be subject to government action requiring the closure of a facility and remote working protocols. To date, Altria has not experienced any material disruptions to its supply chains or distribution systems, nor has it experienced any material adverse effects associated with governmental actions to restrict consumer movement or business operations, but is continuing to monitor these factors. The majority of retail stores in which Altria’s products are sold, including convenience stores, have been deemed to be essential businesses by authorities and have remained open. Altria is continuing to monitor the risk that a supplier, distributor or any other entity within our supply and distribution chain closes temporarily or permanently.

In March 2020, PM USA temporarily closed its Atlanta and Richmond IQOS stores and paused its IQOS interactive marketing efforts. PM USA will consider guidance from public health authorities and consumer sentiment in deciding when to reopen the stores and resume its interactive marketing approach. HeatSticks remain available for sale in over 500 Atlanta and Richmond retail stores, and PM USA does not currently anticipate product availability issues. PM USA has also delayed the launch of IQOS in Charlotte due to COVID-19 concerns.

Although Altria’s core tobacco businesses have not been materially impacted to date by COVID-19, there is uncertainty as to how COVID-19 may impact the adult consumer. Altria is monitoring the macro-economic risks of COVID-19 and their effect on adult tobacco consumers, including impacts to unemployment rates, consumer confidence levels, number of housing starts and gasoline prices. Altria is also monitoring adult tobacco consumers purchasing behavior, including overall tobacco product expenditures, mix between premium and discount brand purchases (including a significant increase in deep discount category volumes in the first quarter of 2020 versus the prior quarter) and interest in noncombustible products.

While Altria’s core tobacco businesses have not been materially impacted to date by COVID-19, Altria has experienced some impacts to its alcohol assets. In the wine business, Ste. Michelle Wine Estates Ltd.’s (“Ste. Michelle”) on-premise wine sales in restaurants, bars, hospitality venues and cruise lines have been negatively affected by COVID-19 disruptions. In the first quarter of 2020, Ste. Michelle recorded pre-tax charges of $392 million consisting of (i) the write-off of inventory and (ii) estimated losses on future non-cancelable grape purchase commitments associated with product volume demand uncertainty, which has been further impacted by the economic uncertainty surrounding COVID-19. Altria and Ste. Michelle also undertook a review of the wine business resulting in a strategic reset. Ste. Michelle will continue to monitor the impact of COVID-19 associated risks to its business, results of operations, cash flows or financial position.

Anheuser-Busch InBev SA/NV (“ABI’) has also been impacted by COVID-19, recently announcing a 50% reduction to its upcoming dividend and the withdrawal of its earning guidance for 2020 due to the uncertainty, volatility and impact of COVID-19. As a result of these announcements, Altria has reduced expectations for equity earnings and cash dividends from ABI in 2020. In addition, the extreme market disruption and volatility associated with COVID-19 has resulted in a steep decline in ABI’s stock price, and the fair value of Altria’s investment in ABI is now well below the carrying value of its investment in ABI. While Altria believes that this decline is temporary, it will continue to monitor its investment in ABI and the impact of COVID-19 on ABI’s business and market valuation. If Altria were to conclude that the decline in fair value is other than temporary, Altria would determine and recognize, in the period identified, the impairment of its investment, which could be material. Altria has considered the impact of COVID-19 on the businesses of JUUL Labs, Inc. (“JUUL”) and Cronos Group Inc. (“Cronos”), including their sales, distribution, operations, supply chain and liquidity, and, at this time, Altria believes the impact of COVID-19 to these businesses is not material, and Altria’s assessment, which included the consideration of potential impacts of COVID-19 on the businesses, did not result in impairment at March 31, 2020.

In addition, due to the uncertainties related to the impact of COVID-19 and varying economic recovery scenarios, Altria withdrew its forecast for its full-year 2020 adjusted diluted EPS growth rate. For further discussion, see 2020 Forecasted Results below.

Consolidated Results of Operations for the Three Months Ended March 31, 2020: The changes in net earnings attributable to Altria and diluted EPS attributable to Altria for the three months ended March 31, 2020, from the three months ended March 31, 2019, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended March 31, 2019	$1,120	$0.60

2019 Asset impairment, exit, implementation and acquisition-related costs	125	0.06
2019 Tobacco and health litigation items	13	0.01
2019 ABI-related special items [1]	129	0.07
2019 Cronos-related special items	328	0.17
2019 Tax items	19	0.01
Subtotal 2019 special items	614	0.32

2020 Implementation and acquisition-related costs	(300)	(0.16)
2020 Tobacco and health litigation items	(19)	(0.01)
2020 ABI-related special items	(44)	(0.03)
2020 Cronos-related special items	(95)	(0.05)
2020 Tax items	(24)	(0.01)
Subtotal 2020 special items	(482)	(0.26)

Fewer shares outstanding	—	0.01
Change in tax rate	(1)	—
Operations	301	0.16
For the three months ended March 31, 2020	$1,552	$0.83

2020 Reported Net Earnings	$1,552	$0.83
2019 Reported Net Earnings	$1,120	$0.60
% Change	38.6%	38.3%

2020 Adjusted Net Earnings and Adjusted Diluted EPS	$2,034	$1.09
2019 Adjusted Net Earnings and Adjusted Diluted EPS [1]	$1,734	$0.92
% Change	17.3%	18.5%
1 Prior period amounts have been recast to conform with current period presentation for certain ABI mark-to-market adjustments that were not previously identified as special items and that are now excluded from Altria’s adjusted financial measures. For further discussion, see below.

For a discussion of events affecting the comparability of statement of earnings amounts and reconciliations of adjusted earnings attributable to Altria and adjusted diluted EPS attributable to Altria, see the Consolidated Operating Results section below.

Fewer Shares Outstanding: Fewer shares outstanding during the three months ended March 31, 2020 compared with the prior-year period were due primarily to shares repurchased by Altria under its share repurchase programs.

Operations: The increase of $301 million in operations shown in the table above was due primarily to higher income from the smokeable products and oral tobacco products segments, partially offset by lower earnings from Altria’s equity investment in ABI.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.

2020 Forecasted Results: Due to the uncertainties related to the impact of the COVID-19 pandemic and economic recovery scenarios, Altria withdrew its forecast for its full-year 2020 adjusted diluted EPS growth rate of 4% to 7% over its 2019 full-year adjusted diluted EPS base, which has been recast to $4.21 (from $4.22) for a change in ABI-related special items as shown in the table below. In making the decision, Altria considered various factors, including uncertain contributions from its equity investment in ABI and the potential impacts of COVID-19 on the macro-economic environment and adult tobacco consumers. Altria is continuing to assess the COVID-19 situation and intends to reestablish guidance at the appropriate time.

Reconciliation of 2019 Reported Diluted EPS to 2019 Adjusted Diluted EPS
2019 Reported diluted EPS	$(0.70)
Asset impairment, exit, implementation and acquisition-related costs	0.15
Tobacco and health litigation items	0.03
Impairment of JUUL equity securities	4.60
ABI-related special items [1]	(0.16)
Cronos-related special items	0.34
Tax items	(0.05)
2019 Adjusted diluted EPS	$4.21
1 Beginning in the first quarter of 2020, Altria changed its treatment of Altria’s share of ABI’s mark-to-market activity relating to certain ABI financial instruments associated with its share-based compensation programs that were previously included in Altria’s adjusted results. These amounts will now be treated as special items and excluded from Altria’s adjusted results. The change is consistent with Altria’s treatment of its share of ABI’s mark-to-market activity on ABI’s financial instruments associated with its other share commitments. Altria has recast prior period results to conform with current period presentation.

Discussion and Analysis

Critical Accounting Policies and Estimates

Altria’s critical accounting policies and estimates are discussed in its Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”); there have been no material changes to these critical accounting policies and estimates, except as noted below.

▪	Investments in ABI and Cronos:
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
Investment in ABI
At March 31, 2020, Altria’s investment in ABI consisted of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. The fair value of Altria’s equity investment in ABI is based on: (i) unadjusted quoted prices in active markets for ABI’s ordinary shares and was classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets, for the Restricted Shares, and was classified in Level 2 of the fair value hierarchy. Altria may, in certain instances, pledge or otherwise grant a security interest in all or part of its Restricted Shares. In the event the pledgee or security interest holder were to foreclose on the Restricted Shares, the encumbered Restricted Shares will be automatically converted, one-for-one, into ordinary shares. Therefore, the fair value of each Restricted Share is based on the value of an ordinary share.
The fair value of Altria’s equity investment in ABI at March 31, 2020 and December 31, 2019 was $8.8 billion (carrying value of $18.5 billion) and $16.1 billion (carrying value of $18.1 billion), respectively, which was less than its carrying value by approximately 52% and 11%, respectively. At April 27, 2020, the fair value of Altria’s investment was approximately $8.6 billion (approximately 53% below its carrying value). As recently as September 30, 2019, the fair value of Altria’s equity investment in ABI exceeded its carrying value. In October 2019, the fair value of Altria’s equity investment in ABI declined below its carrying value and has not recovered. Altria has evaluated the factors related to the fair value decline, including the recent impact on the fair value of ABI’s shares amidst the COVID-19 pandemic, which has impacted the equity markets. Altria has also evaluated ABI’s financial condition and near-term prospects, and Altria’s intent and ability to hold its investment in ABI until recovery. Altria concluded at March 31, 2020, the decline in fair value of its investment in ABI below its carrying value is temporary and, therefore, no impairment was recorded. This conclusion was based on the following factors:

▪
the fair value of Altria’s equity investment in ABI historically exceeding its carrying value since October 2016, when Altria obtained its ownership interest in ABI, with the exception of certain periods starting in September 2018;

▪	a history of significant recovery in stock price during 2019 which Altria believes indicates investor confidence in ABI’s ability to implement its business strategies and deleveraging plans;

▪	the relatively short period of time that ABI shares have traded below Altria’s carrying value;

▪
the extreme equity market disruption and volatility associated with the COVID-19 pandemic, resulting in stock prices across all markets that Altria does not believe are reflective of actual underlying equity values;

▪
ABI’s recent proactive actions to preserve financial flexibility through the period of significant financial market and operational volatility and uncertainty associated with the COVID-19 pandemic, including the following actions since December 31, 2019: (i) ABI’s April 2020 announcement of a 50% reduction to its upcoming dividend; (ii) ABI’s borrowing of the full $9 billion commitment under its revolving facility; (iii) ABI’s debt issuances of $6 billion and 4.5 billion euro denominated senior notes for general corporate purposes; and (iv) ABI’s reaffirmation that it expects to close the sale of its Australia subsidiary in the second quarter of 2020;

▪
ABI’s global platform (world’s largest brewer by volume and one of the world’s top ten consumer products companies by revenue) with strong market positions in key markets, geographic diversification, experienced management team, strict financial discipline (cost management and efficiency) and expected earnings and history of performance; and

▪
Altria’s ownership of restricted shares being subject to a five-year lock-up (subject to limited exceptions) ending October 10, 2021, which Altria believes provides sufficient time to allow for an anticipated recovery in the fair value of its investment in ABI.

Altria will continue to monitor its investment in ABI, including the impact of the COVID-19 pandemic on ABI’s business and market valuation. If Altria were to conclude that the decline in fair value is other than temporary, Altria would determine and recognize, in the period identified, the impairment of its investment, which could result in a material adverse effect on Altria’s consolidated financial position or earnings.

Investment in Cronos
The fair value of Altria’s equity method investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy. The fair value of Altria’s equity method investment in Cronos at March 31, 2020 and December 31, 2019 was $0.9 billion and $1.2 billion, respectively, compared with its carrying value of $1.0 billion at March 31, 2020 and December 31, 2019. At March 31, 2020, the fair value of Altria’s equity method investment in Cronos was below its carrying value by 14%. Based on Altria’s evaluation of the duration and magnitude of the fair value decline at March 31, 2020, Altria’s evaluation of Cronos’s financial condition (including its strong cash position) and near-term prospects, and Altria’s intent and ability to hold its investment in Cronos until recovery, Altria concluded that the decline in fair value of its equity method investment in Cronos below its carrying value is temporary and, therefore, no impairment was recorded. At April 27, 2020, the fair value of Altria’s equity method investment in Cronos was approximately $1.0 billion (which approximates its carrying value). Altria will continue to assess the fair value of its equity method investment in Cronos to determine if any decline in fair value below its carrying value is other than temporary.
For further discussion of Altria’s investments in ABI and Cronos, see Note 4. Investments in Equity Securities to the condensed consolidated financial statements in Item 1.

Consolidated Operating Results

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Net revenues:
Smokeable products	$5,606	$4,935
Oral tobacco products	601	540
Wine	146	151
All other	6	2
Net revenues	$6,359	$5,628

Excise taxes on products:
Smokeable products	$1,278	$1,203
Oral tobacco products	31	31
Wine	4	5
Excise taxes on products	$1,313	$1,239

Operating income:
Operating companies income (loss):
Smokeable products	$2,370	$1,932
Oral tobacco products	414	358
Wine	(379)	15
All other	(5)	(12)
Amortization of intangibles	(19)	(8)
General corporate expenses	(45)	(46)
Corporate asset impairment and exit costs	—	(1)
Operating income	$2,336	$2,238

As discussed further in Note 9. Segment Reporting to the condensed consolidated financial statements in Item 1 (“Note 9”), Altria’s chief operating decision maker (“CODM”) reviews operating companies income (loss) (“OCI”) to evaluate the performance of, and allocate resources to, the segments. OCI for the segments is defined as operating income before general corporate expenses and amortization of intangibles.

The following table provides a reconciliation of adjusted net earnings attributable to Altria and adjusted diluted EPS attributable to Altria for the three months ended March 31:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Net Earnings Attributable to Altria	Diluted EPS
2020 Reported	$2,108	$558	$1,550	$1,552	$0.83
ABI-related special items	56	12	44	44	0.03
Implementation and acquisition-related costs	395	95	300	300	0.16
Tobacco and health litigation items	24	5	19	19	0.01
Cronos-related special items	89	(6)	95	95	0.05
Tax items	—	(24)	24	24	0.01
2020 Adjusted for Special Items	$2,672	$640	$2,032	$2,034	$1.09

2019 Reported	$1,516	$395	$1,121	$1,120	$0.60
ABI-related special items [1]	163	34	129	129	0.07
Asset impairment, exit, implementation and acquisition-related costs	159	34	125	125	0.06
Tobacco and health litigation items	17	4	13	13	0.01
Cronos-related special items	425	97	328	328	0.17
Tax items	—	(19)	19	19	0.01
2019 Adjusted for Special Items	$2,280	$545	$1,735	$1,734	$0.92
1 Prior period amounts have been recast to conform with current period presentation for certain ABI mark-to-market adjustments not previously identified as special items and excluded from Altria’s adjusted financial measures. For further discussion, see Executive Summary - 2020 Forecast Results above.

The following events that occurred during the three months ended March 31, 2020 and 2019 affected the comparability of statement of earnings amounts:

▪
Tobacco and Health Litigation Items: For a discussion of tobacco and health litigation items and a breakdown of these costs by segment, see Note 11. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 11”) and Tobacco and Health Litigation Items in Note 9, respectively.

▪
Asset Impairment, Exit, Implementation and Acquisition-Related Costs: Pre-tax asset impairment, exit, implementation and acquisition-related costs were $395 million and $159 million for the three months ended March 31, 2020 and 2019, respectively.

Ste. Michelle has been experiencing product volume demand uncertainty, which has been further negatively impacted in the first quarter by the economic uncertainty surrounding the COVID-19 pandemic as discussed in the Operating Results - Wine Segment - Business Environment. As a result of wine inventory levels significantly exceeding forecasted product volume demand as of March 31, 2020 and other factors, Ste. Michelle recorded pre-tax charges of $392 million, which were included in cost of sales in Altria’s condensed consolidated statement of earnings for the three months ended March 31, 2020. The charges consisted of the following: (i) write-off of inventory ($292 million) as Ste. Michelle no longer believes that the benefit of the blending and production plans for its inventory outweighs inventory carrying cost given the reduced product volume demand; and (ii) estimated losses on future non-cancelable grape purchase commitments that Ste. Michelle believes no longer have a future economic benefit ($100 million). In conjunction with Ste. Michelle’s examination of its inventory levels, Altria and Ste. Michelle undertook a review of Ste. Michelle’s wine business and have implemented a strategic reset in order to maximize Ste. Michelle’s profitability and achieve improved long-term cash-flow generation. Ste. Michelle expects to deliver pre-tax cost savings of approximately $15 million and pre-tax cash savings of approximately $40 million annually by 2021.

In December 2018, Altria announced a cost reduction program (which included workforce reductions and third-party spending across the businesses) that delivered approximately $600 million in annualized cost savings in 2019.

For further discussion on asset impairment, exit and implementation costs, including a breakdown of these costs by segment, see Note 3. Asset Impairment, Exit and Implementation Costs to the condensed consolidated financial statements in Item 1 (“Note 3”).

For the three months ended March 31, 2020 and 2019, Altria incurred pre-tax acquisition-related costs of $3 million and $98 million, respectively. Substantially all of the pre-tax acquisition-related costs for the three months ended March 31, 2019 were for the write-off of debt issuance costs related to Altria’s short-term borrowings under the term loan agreement that Altria entered into in connection with its investments in JUUL and Cronos.

▪
ABI-Related Special Items: Altria’s earnings from its equity investment in ABI for the three months ended March 31, 2020 included net pre-tax charges of $56 million, consisting primarily of Altria’s share of ABI’s net mark-to-market losses on certain ABI financial instruments associated with its share commitments, partially offset by an additional net gain related to the completion in October 2019 of ABI’s initial public offering of a minority stake of its Asia Pacific subsidiary, Budweiser Brewing Company APAC Limited.

Altria’s earnings from its equity investment in ABI for the three months ended March 31, 2019 included pre-tax charges of $163 million, consisting primarily of Altria’s share of ABI’s net mark-to-market losses on certain ABI financial instruments associated with its share commitments.

•	Cronos-Related Special Items: For the three months ended March 31, 2020 and 2019, Altria recorded net pre-tax losses of $89 million and $425 million, respectively, consisting of the following:

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Loss on Cronos-related financial instruments(1)	$137	$425
Earnings from Equity Investments(2)	(48)	—
Total Cronos-related special items - (Income) Expense	$89	$425

(1)
The 2020 and substantially all of the 2019 amounts are related to the non-cash change in the fair value of the warrant and certain anti-dilution protections (the “Fixed-price Preemptive Rights”) acquired in the Cronos transaction.

(2)
Substantially all of these amounts represent Altria’s share of Cronos’s non-cash change in the fair value of Cronos’s derivative financial instruments associated with the issuance of additional shares.

For further discussion, see Note 5. Financial Instruments to the condensed consolidated financial statements in Item 1.

Consolidated Results of Operations for the Three Months Ended March 31, 2020 versus the Three Months Ended March 31, 2019

Net revenues, which include excise taxes billed to customers, increased $731 million (13.0%), due to higher net revenues in the smokeable products and oral tobacco products segments.

Cost of sales increased $595 million (37.7%), due primarily to the inventory-related charges in the wine segment in 2020 (as discussed above), higher per unit settlement charges and higher shipment volume in the smokeable products segment.

Excise taxes on products increased $74 million (6.0%), due primarily to higher smokeable products shipment volume.

Operating income increased $98 million (4.4%), due primarily to higher operating results from the smokeable products and oral tobacco products segments, partially offset by lower operating results from the wine segment.

Interest and other debt expense, net, decreased $109 million (28.4%), due primarily to debt issuance costs in 2019 for borrowings associated with the JUUL and Cronos transactions.

Earnings from Altria’s equity investments, increased $71 million (82.6%), due to higher earnings from Altria’s investment in ABI and earnings from Altria’s investment in Cronos in 2020 (which were both positively impacted by special items).

Reported net earnings attributable to Altria of $1,552 million increased $432 million (38.6%), due primarily to lower loss on Cronos-related financial instruments, higher operating income, debt issuance costs in 2019 and higher earnings from Altria’s equity investments. Reported diluted and basic EPS attributable to Altria of $0.83, each increased by 38.3%, due to higher net earnings attributable to Altria and fewer shares outstanding.

Adjusted net earnings attributable to Altria of $2,034 million increased $300 million (17.3%), due primarily to higher adjusted OCI from the smokeable products and oral tobacco products segments, partially offset by lower adjusted earnings from Altria’s equity investment in ABI. Adjusted diluted EPS attributable to Altria of $1.09 increased by 18.5%, due to higher adjusted net earnings attributable to Altria and fewer shares outstanding.

Non-GAAP Financial Measures

While Altria reports its financial results in accordance with GAAP, its management reviews certain financial results, including OCI, OCI margins, net earnings attributable to Altria and diluted EPS, on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items may include, for example, restructuring charges, asset impairment charges, acquisition-related costs, equity investment-related special items (including any changes in fair value for the equity investment and any related warrants and preemptive rights), certain tax items, charges associated with tobacco and health litigation items, and resolutions of certain nonparticipating manufacturer (“NPM”) adjustment disputes under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 11. Altria’s management does not view any of these special items to be part of Altria’s underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results. Altria’s management also reviews income tax rates on an adjusted basis. Altria’s adjusted effective tax rate may exclude certain tax items from its reported effective tax rate.

Altria’s management believes that adjusted financial measures provide useful additional insight into underlying business trends and results, and provide a more meaningful comparison of year-over-year results. Adjusted financial measures are used by management and regularly provided to Altria’s CODM for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. These adjusted financial measures are not required by, or calculated in accordance with GAAP and may not be calculated the same as similarly titled measures used by other companies. These adjusted financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP.

Operating Results by Business Segment

Tobacco Space

Business Environment

Summary

The U.S. tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of Altria’s tobacco subsidiaries and investees and Altria’s consolidated results of operations, cash flows or financial position. These challenges, some of which are discussed in more detail below, in Note 11 and in Part II, Item 1A., Risk Factors of this Form 10-Q (“Item 1A”) include:

▪	pending and threatened litigation and bonding requirements;

▪
restrictions and requirements imposed by the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”), and restrictions and requirements (and related enforcement actions) that have been, and in the future will be, imposed by the Food and Drug Administration (“FDA”);

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

▪	illicit trade in tobacco products;

▪	potential adverse changes in prices, availability and quality of tobacco, other raw materials and components; and

▪	the COVID-19 pandemic.

In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria’s tobacco subsidiaries. Altria’s tobacco subsidiaries believe that a significant number of adult tobacco consumers switch among tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products and oral nicotine pouches. In fact, a growing number of adult smokers are converting from cigarettes to exclusive use of non-combustible tobacco product alternatives. Up until the second half of 2019, the e-vapor category had experienced significant growth in recent years, and the number of adults who exclusively used e-vapor products also increased during that time which, along with growth in oral nicotine pouches, negatively impacted consumption levels and sales volume of cigarettes and moist smokeless tobacco (“MST”). Growth in the e-vapor category has been negatively impacted by legislative and regulatory activities discussed below. Based on the accelerated adult smoker movement across categories and the federal government raising the legal age to purchase tobacco products to 21, as discussed below under Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products, Altria expects the U.S. adjusted cigarette industry volume for 2020 to decline by 4% - 6%. Due to the expected continued volatility across tobacco categories, Altria is no longer providing a multi-year forecast for U.S. cigarette industry volume decline. Altria and its tobacco subsidiaries believe the innovative tobacco product categories will continue to be dynamic as adult tobacco consumers explore a variety of tobacco product options and as the regulatory environment for these innovative tobacco products evolves.

Economic conditions also impact adult tobacco consumer purchase behavior. Prior economic downturns have resulted in adult tobacco consumers choosing discount products and other lower-priced tobacco products. If the COVID-19 pandemic results in an economic recession, adult tobacco consumers may increasingly choose these products. See Operating Results - Smokeable Products Segment in Item 2 for further discussion.

Altria and its tobacco subsidiaries work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the U.S. through innovation and adjacency growth strategies (including, where appropriate, arrangements with, or investments in, third parties).

FSPTCA and FDA Regulation

The Regulatory Framework

The FSPTCA expressly establishes certain restrictions and prohibitions on our tobacco businesses and authorizes or requires further FDA action. Under the FSPTCA, the FDA has broad authority to (1) regulate the design, manufacture, packaging, advertising, promotion, sale and distribution of tobacco products; (2) require disclosures of related information; and (3) enforce the FSPTCA and related regulations. The FSPTCA applies to cigarettes, cigarette tobacco and smokeless tobacco(1) products, and as of 2016, Other Tobacco Products. See FDA Regulatory Actions - Deeming Regulations below.

Among other measures, the FSPTCA or its implementing regulations:

▪	imposes restrictions on the advertising, promotion, sale and distribution of tobacco products, including at retail;

___________________________
(1) “Smokeless tobacco,” as used in this section of this Form 10-Q, refers to smokeless tobacco products first regulated by the FDA in 2009, including MST. It excludes oral nicotine pouches, which were first regulated by the FDA in 2016.

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

FDA’s Comprehensive Regulatory Plan for Tobacco and Nicotine Regulation

In July 2017, the FDA announced a comprehensive plan for tobacco and nicotine regulation designed to strike a balance between regulation and encouraging the development of innovative tobacco products that may be less risky than combustible cigarettes. Since then, the FDA has issued additional information about its comprehensive plan in response to concerns associated with the rise in the use of e-vapor products by youth, and the potential youth appeal of flavored tobacco products.

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

The FSPTCA imposes user fees on cigarette, cigarette tobacco, smokeless tobacco, cigar and pipe tobacco manufacturers and importers to pay for the cost of regulation and other matters. The FSPTCA does not impose user fees on e-vapor or oral nicotine pouch manufacturers. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation and then among manufacturers and importers within each respective category based on their relative market shares, all as prescribed by the statute and FDA regulations. Payments for user fees are adjusted for several factors, including inflation, market share and industry volume. For a discussion of the impact of the FDA user fee payments on Altria, see Debt and Liquidity - Payments Under State Settlement Agreements and FDA Regulation below. In addition, compliance with the FSPTCA’s regulatory requirements has resulted and will continue to result in additional costs for Altria’s tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter or year to date period but could become material, either individually or in the aggregate, to one or more of Altria’s tobacco subsidiaries.

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

▪
prohibits the sale of cigarettes, smokeless tobacco and covered tobacco products to persons under the age of 18 (See Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products below for a discussion of more recent laws raising the minimum legal age to purchase tobacco products to 21);

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

FDA Regulatory Actions

Graphic Warnings

In March 2020, the FDA issued a final rule requiring 11 textual warnings accompanied by color graphics depicting the negative health consequences of smoking. According to the final rule, the graphic health warnings will (i) be located beneath the cellophane, and comprise the top 50% of the front and rear panels of cigarette packages and (ii) occupy 20% of a cigarette advertisement and be located at the top of the advertisement. The final rule is effective as of June 18, 2021. Other tobacco manufacturers also filed a lawsuit challenging the final rule. In the preamble to the final rule, the FDA stated that it would not exempt from the final rule HeatSticks, a heated tobacco product used with the IQOS electronic device, but would consider the HeatSticks market order, and similar market orders, on a case-by-case basis.

Substantial Equivalence and Other New Product Processes/Pathways

Cigarettes and Smokeless Tobacco Products: In general, in order to continue marketing Provisional Products, manufacturers of such products were required to submit to the FDA reports demonstrating substantial equivalence by March 22, 2011 for the FDA to determine if such tobacco products are “substantially equivalent” to products commercially available as of February 15, 2007.  Most cigarette and smokeless tobacco products currently marketed by PM USA and USSTC are Provisional Products, as are some of the products currently marketed by Sherman Group Holdings, LLC (“Nat Sherman”). Altria’s subsidiaries submitted timely substantial equivalence reports for these Provisional Products and can continue marketing these products unless the FDA makes a determination that a specific Provisional Product is not substantially equivalent. If the FDA ultimately makes such a determination, it could require the removal of such products from the marketplace, leaving Altria’s cigarette and smokeless tobacco subsidiaries with the option of marketing other products that have received FDA pre-market authorization or Grandfathered Products.

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

Previously, the deadlines to file all substantial equivalence reports and new tobacco product applications for combustible Other Tobacco Products, such as cigars and pipe tobacco, and for non-combustible Other Tobacco Products, such as e-vapor products and oral nicotine pouches, were at various points in 2018. The FDA extended these deadlines to August 8, 2021 for combustible Other Tobacco Products and August 8, 2022 for non-combustible Other Tobacco Products through guidance rather than by providing notice and allowing for public comment. In May 2019, in a lawsuit filed by the American Academy of Pediatrics, among other plaintiffs, a federal district court in Maryland found that the FDA’s failure to engage in the notice and comment process violated the Administrative Procedures Act. In July 2019, the court ordered that: (1) the FDA require that for Other Tobacco Products on the market as of August 8, 2016, applications must be filed with the FDA by May 12, 2020; (2) at the FDA’s discretion, Other Tobacco Products for which applications are not timely filed will be subject to FDA enforcement action; (3) applications for Other Tobacco Products that are timely filed can remain on the market during FDA review without being subject to FDA enforcement action for up to one year from the date of the application; and (4) on a case-by-case basis, the FDA can exempt Other Tobacco Products from filing requirements for good cause. The court’s ruling did not, however, prevent the FDA from taking enforcement action against Other Tobacco Products prior to the May 12, 2020 filing deadline. The FDA and other parties appealed the court’s ruling to the United States Court of Appeals for the Fourth Circuit. In April 2020, amid the COVID-19 pandemic, the federal district court extended the filing deadline to September 9, 2020.

If JUUL is unable to meet the court-ordered filing deadline, or if JUUL’s new tobacco product applications are timely filed but subsequently denied, it could adversely affect the value of Altria’s investment in JUUL and have a material adverse effect on Altria’s consolidated financial position or earnings.

Manufacturers of cigars and oral nicotine pouches also must file substantial equivalence reports or new tobacco product applications by the court-ordered filing deadline in order for their products to remain on the market. Middleton has received market authorizations from the FDA that cover a significant portion of its cigar product volume, and plans to file any required substantial equivalence reports with the FDA for its remaining cigar product volume by the court-ordered filing deadline. Helix also plans to file all required new tobacco product applications for its oral nicotine pouches by the court-ordered filing deadline.

Failure of Other Tobacco Product manufacturers, including Middleton, Helix and JUUL, to meet the court-ordered filing deadline for currently marketed products or to ultimately obtain market authorization from the FDA following proper submission, could result in Other Tobacco Products being removed from the market.

In January 2020, in an effort to address youth usage of certain Other Tobacco Products, the FDA issued final guidance (the “January 2020 Final Guidance”) in which it stated that certain cartridge-based, flavored e-vapor products (other than tobacco and menthol flavors) would be prioritized for FDA enforcement action beginning early February 2020, effectively requiring the removal of these products from the market unless these products receive FDA market authorization. E-vapor product manufacturers may still, however, file new tobacco product applications for these products. In its January 2020 Final Guidance, separate from the above-mentioned federal court order, the FDA adopted the filing deadline set by the court and stated that after that deadline, it would prioritize its enforcement against any e-vapor product (in any format or flavor) offered for sale but for which either no new tobacco product application has been filed or for which an application was timely filed but for which the FDA issued an adverse decision. See FDA Regulation - Underage Access and Use of Certain Tobacco Products below for further discussion. The effect of this guidance is to restrict the sale of certain flavored cartridge-based e-vapor products including those manufactured by JUUL, but permit the continued sale (subject to the exceptions discussed above) of other flavored e-vapor products, including flavored disposable e-vapor products. If these other flavored e-vapor products are sold in higher volumes than JUUL’s e-vapor products, it could adversely affect the value of Altria’s investment in JUUL and have a material adverse effect on Altria’s consolidated financial position or earnings.

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

In September 2019, the FDA issued a proposed rule in which it set forth requirements for content, format and FDA’s procedures for reviewing new tobacco product applications. PM USA, Nat Sherman, Middleton, USSTC and Helix filed comments with the FDA. As of April 27, 2020, the FDA has not issued a final rule.

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

Underage Access and Use of Certain Tobacco Products

The FDA announced in September 2018 that it is using its regulatory authority to address underage access and use of e-vapor products. Altria engaged with the FDA on this topic in 2018 before discontinuing its Nu Mark LLC e-vapor business and also after acquiring a 35% economic interest in JUUL in December 2018. Altria reaffirmed to the FDA its ongoing and long-standing investment in underage tobacco use prevention efforts. For example, during 2019, Altria advocated raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels to further address underage tobacco use, which is now federal law. See Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products below for further discussion.

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

▪
offered for sale after the court-ordered filing deadline and for which the manufacturer has either not submitted a pre-market application or for which an application was timely filed but an adverse decision on the application was issued by the FDA.

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

In the March 2019 Draft Guidance, noted above under FDA Regulatory Action - Underage Access and Use of Certain Tobacco Products, the FDA also proposed prioritizing enforcement action against flavored cigars (other than tobacco flavor) that either are not Grandfathered Products or have not received market authorization from the FDA to remain on the market. In the January 2020 Final Guidance, the FDA declined to prioritize enforcement action against such cigars before the court-ordered filing deadline. Instead, the FDA reiterated its intention to issue a proposed rule for a product standard banning all cigars with characterizing flavors. In its March 2019 Draft Guidance, the FDA indicated that such a rule would include Grandfathered Products and cigars that have received market authorization from the FDA.

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

Excise Taxes

Tobacco products are subject to substantial excise taxes in the U.S. Significant increases in tobacco-related taxes or fees have been proposed or enacted (including with respect to e-vapor products) and are likely to continue to be proposed or enacted at the federal, state and local levels within the U.S., including as a result of the COVID-19 pandemic as a way for governments to address potential budget shortfalls.

Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and April 27, 2020, the weighted-average state cigarette excise tax increased from $0.36 to $1.82 per pack. As of April 27, 2020, no state has increased cigarette excise taxes in 2020, but various increases are under consideration or have been proposed.

A majority of states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria’s subsidiaries support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of April 27, 2020, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST.

An increasing number of states and localities also are imposing excise taxes on e-vapor and oral nicotine pouches. As of April 27, 2020, 23 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, ten states and the District of Columbia have enacted legislation to tax oral nicotine pouches. Tax increases could have an adverse impact on the sales of these products.

Tax increases are expected to continue to have an adverse impact on sales of cigarettes and MST products of Altria’s tobacco subsidiaries through lower consumption levels and the potential shift in adult consumer purchases from the premium to the non-premium or discount segments, or to counterfeit and contraband products. Such shifts may have an adverse impact on the sales volume and reported share performance of cigarettes and MST products of Altria’s tobacco subsidiaries.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of April 27, 2020, 180 countries, as well as the European Community, have become parties to the FCTC. While the U.S. is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.

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

State Settlement Agreements

As discussed in Note 11, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. For a discussion of the impact of the State Settlement Agreements on Altria, see Debt and Liquidity - Payments Under State Settlement Agreements and FDA Regulation below and Note 11. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). Restrictions are also placed on the use of brand name sponsorships and brand name non-tobacco products. The State Settlement Agreements also place prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

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

Other International, Federal, State and Local Regulation and Governmental and Private Activity

International, Federal, State and Local Regulation:

A number of states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including e-vapor and other innovative tobacco products), such as legislation that (1) prohibits the sale of tobacco product categories, such as e-vapor, and/or the sale of tobacco products with certain characterizing flavors, such as menthol cigarettes, (2) requires the disclosure of health information separate from or in addition to federally mandated health warnings and (3) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products (including proposals to ban all tobacco product sales). The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. As of April 27, 2020, 23 states and the District of Columbia have proposed legislation to ban flavors in one or more tobacco products, including e-vapor products, oral nicotine pouches and cigarettes and four states, Massachusetts, New Jersey, Utah and New York, have passed such legislation. Some of these states, such as New York and Utah, exempt certain products that have received FDA market authorization. Additionally, Massachusetts has passed legislation capping the amount of nicotine in e-vapor products. Similar legislation is pending in three other states.

In addition to legislation, some state governors had imposed restrictions on tobacco products through executive action. For example, in response to reports of lung injuries and deaths related to e-vapor product use, the governors of eight states exercised executive action to temporarily prohibit either the sale of all e-vapor products or e-vapor products with flavors other than tobacco. Some of those executive actions have been challenged in the courts and many of those executive actions have expired. Restrictions on e-vapor products also have been instituted or proposed internationally. For example, India and Singapore have instituted bans on e-vapor products.

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

Health Effects of Tobacco Products, Including E-vapor Products

Reports with respect to the health effects of smoking have been publicized for many years, including various reports by the U.S. Surgeon General. In 2019, there were public health advisories concerning vaping-related lung injuries and deaths and more recently, there have been health concerns raised about potential increased risks associated with COVID-19 among smokers and vapers. Altria and its tobacco subsidiaries believe that the public should be guided by the messages of the U.S. Surgeon General and public health authorities worldwide in making decisions concerning the use of tobacco products.

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

Other Legislation or Governmental Initiatives

In addition to the actions discussed above, other regulatory initiatives affecting the tobacco industry have been adopted or are being considered at the federal level and in a number of state and local jurisdictions. For example, amid the COVID-19 pandemic, state and local governments have required additional health and safety requirements of all businesses, including tobacco manufacturing and other facilities. State and local governments also have mandated the temporary closure of some businesses. It is possible that tobacco manufacturing and other facilities could be subject to these government-mandated temporary closures. Additionally, in recent years, legislation has been introduced or enacted at the state or local level to subject tobacco products to various reporting requirements and performance standards; establish educational campaigns relating to tobacco consumption or tobacco control programs or provide additional funding for governmental tobacco control activities; restrict the sale of tobacco products in certain retail establishments and the sale of tobacco products in certain package sizes;

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

Private Sector Activity

A number of retailers, including national chains, have discontinued the sale of e-vapor products. Reasons for the discontinuation include reported illnesses related to e-vapor product use and the uncertain regulatory environment. It is possible that this private sector activity could adversely affect the value of Altria’s investment in JUUL and have a material adverse effect on Altria’s consolidated financial position or earnings.

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

Price, Availability and Quality of Tobacco, Other Raw Materials and Component Parts

Shifts in crops (such as those driven by economic conditions and adverse weather patterns), government restrictions and mandated prices, economic trade sanctions, import duties and tariffs, geopolitical instability and production control programs may increase or decrease the cost or reduce the supply or quality of tobacco and other raw materials or component parts used to manufacture our companies’ products. Any significant change in the price, quality or availability of tobacco, other raw materials or component parts used to manufacture our products could restrict our subsidiaries’ ability to continue marketing existing products or impact adult consumer product acceptability and adversely affect our subsidiaries’ profitability and businesses.

With respect to tobacco, as with other agricultural commodities, crop quality and availability can be influenced by variations in weather patterns, including those caused by climate change. Additionally, the price of tobacco leaf can be influenced by economic conditions and imbalances in supply and demand. Economic conditions are increasingly unpredictable in light of the COVID-19 pandemic which, among other economic factors, may result in changes in the patterns of demand for agricultural products and the cost of tobacco production which could impact tobacco leaf prices and tobacco supply. Tobacco production in certain countries also is subject to a variety of controls, including government-mandated prices and production control programs.  Certain types of tobacco are only available in limited geographies, including geographies experiencing political instability, and loss of their availability could impair our subsidiaries’ ability to continue marketing existing products or impact adult tobacco consumer product acceptability.

The COVID-19 pandemic also may limit access to and increase the cost of raw materials, component parts and personal protective equipment as U.S. and global suppliers temporarily shut down facilities in order to address exposure to the virus or as a result of a government mandate.

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

Operating Results
Smokeable products segment

The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for the smokeable products segment:

Smokeable Products
	For the Three Months Ended March 31,
	2020	2019	Change

Net revenues	$5,606	$4,935	13.6%
Excise taxes	(1,278)	(1,203)
Revenues net of excise taxes	$4,328	$3,732

Reported OCI	$2,370	$1,932	22.7%
Asset impairment, exit and implementation costs	—	44
Tobacco and health litigation items	22	15
Adjusted OCI	$2,392	$1,991	20.1%

Reported OCI margins [1]	54.8%	51.8%	3.0 pp
Adjusted OCI margins [1]	55.3%	53.3%	2.0 pp
1 Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.

Net revenues, which include excise taxes billed to customers, increased $671 million (13.6%), due primarily to higher shipment volume ($370 million) and higher pricing ($306 million), which includes higher promotional investments.

Reported OCI increased $438 million (22.7%), due primarily to higher pricing ($306 million), which includes higher promotional investments, higher shipment volume ($205 million), and asset impairment, exit and implementation costs in 2019 ($44 million), partially offset by higher per unit settlement charges. Reported OCI margins increased 3.0 percentage points to 54.8%.

Adjusted OCI increased $401 million (20.1%), due primarily to higher pricing ($306 million), which includes higher promotional investments, and higher shipment volume ($205 million), partially offset by higher per unit settlement charges. Adjusted OCI margins increased 2.0 percentage points to 55.3%.

The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
	2020	2019	Change
	(sticks in millions)
Cigarettes:
Marlboro	21,842	20,467	6.7%
Other premium	1,137	1,165	(2.4)%
Discount	2,045	1,962	4.2%
Total cigarettes	25,024	23,594	6.1%
Cigars:
Black & Mild	430	380	13.2%
Other	2	2	—%
Total cigars	432	382	13.1%
Total smokeable products	25,456	23,976	6.2%

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

The following table summarizes cigarettes retail share performance:

	Retail Share
	For the Three Months Ended March 31,
	2020	2019	Percentage Point Change
Cigarettes:
Marlboro	42.8%	43.3%	(0.5)
Other premium	2.4	2.5	(0.1)
Discount	4.0	4.1	(0.1)
Total cigarettes	49.2%	49.9%	(0.7)

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

The smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended March 31, 2020 increased 6.1%, driven primarily by trade inventory movements, calendar differences and consumer pantry loading due to COVID-19, partially offset by the industry’s rate of decline, retail share losses and other factors. When adjusted for the traditional factors of trade inventory movements, calendar differences and other factors, the smokeable products segment’s domestic cigarettes shipment volume for the three months ended March 31, 2020 decreased by an estimated 3.5%. However, Altria believes that its preliminary estimates of consumer pantry loading due to COVID-19 should be an adjusting factor to reported volumes due to its high likelihood of near-term volume payback. When adjusted for trade inventory movements, calendar differences, Altria’s preliminary estimates of consumer pantry loading due to COVID-19 and other factors, the smokeable products segment’s domestic cigarettes shipment volume decreased by an estimated 5%. While it’s difficult to identify trends based on short time periods, especially in such a fluid environment, Altria will continue to monitor marketplace dynamics and will update its estimates as more data becomes available.

When adjusted for the traditional factors of trade inventory movements, calendar differences and other factors, total domestic cigarette industry volumes for the three months ended March 31, 2020 declined by an estimated 2%. When adjusted for trade inventory movements, calendar differences, Altria’s preliminary estimates of consumer pantry loading due to COVID-19 and other factors, total domestic cigarette industry volumes decreased by an estimated 3.5%.

Shipments of premium cigarettes accounted for 91.8% of smokeable products’ reported domestic cigarettes shipment volume for the three months ended March 31, 2020, versus 91.7% for the three months ended March 31, 2019.

Marlboro retail share of the total cigarette category declined 0.5 share points to 42.8% for the three months ended March 31, 2020, due to adult smoker movement across tobacco categories and dynamics within the discount cigarette category, each discussed above.

Total cigarettes industry discount category retail share increased 0.8 share points to 24.8% for the three months ended March 31, 2020, driven primarily by the deep discount category.

PM USA and Middleton executed the following pricing and promotional allowance actions during 2020 and 2019:

▪	Effective February 16, 2020, PM USA increased the list price on all of its cigarette brands by $0.08 per pack.

▪	Effective January 12, 2020, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.08 per five-pack.

▪	Effective October 20, 2019, PM USA increased the list price on all of its cigarette brands by $0.08 per pack.

▪	Effective August 4, 2019, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.04 per five-pack.

▪	Effective June 16, 2019, PM USA increased the list price on all of its cigarette brands by $0.06 per pack, except for L&M, which had no list price change.

▪
Effective February 24, 2019, PM USA increased the list price on Marlboro and L&M by $0.11 per pack and Parliament and Virginia Slims by $0.16 per pack. In addition, PM USA increased the list price on all of its other cigarette brands by $0.31 per pack.

Oral tobacco products segment

The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for the oral tobacco products segment:

Oral Tobacco Products
	For the Three Months Ended March 31,
	2020	2019	Change
Net revenues	$601	$540	11.3%
Excise taxes	(31)	(31)
Revenues net of excise taxes	$570	$509

Reported OCI	$414	$358	15.6%
Asset impairment, exit, implementation and acquisition-related costs	2	9
Adjusted OCI	$416	$367	13.4%

Reported OCI margins [1]	72.6%	70.3%	2.3 pp
Adjusted OCI margins [1]	73.0%	72.1%	0.9 pp
1 Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.

Net revenues, which include excise taxes billed to customers, increased $61 million (11.3%), due primarily to higher pricing ($43 million) and higher shipment volume ($20 million).

Reported OCI increased $56 million (15.6%), due primarily to higher pricing ($43 million), higher shipment volume ($19 million) and lower asset impairment, exit, implementation and acquisition-related costs, partially offset by increased costs associated with the expansion of on!. Reported OCI margins increased 2.3 percentage points to 72.6%.

Adjusted OCI increased $49 million (13.4%), due primarily to higher pricing ($43 million), higher shipment volume ($19 million), partially offset by increased costs associated with the expansion of on!. Adjusted OCI margins increased 0.9 percentage points to 73.0%.

The following table summarizes oral tobacco products segment shipment volume performance:

	Shipment Volume
	For the Three Months Ended March 31,
	2020	2019	Change
	(cans and packs in millions)
Copenhagen	125.0	125.2	(0.2)%
Skoal	51.3	50.3	2.0%
Other[1]	20.4	15.9	28.3%
Total oral tobacco products	196.7	191.4	2.8%
1 Other includes Red Seal and on!.

Oral tobacco products shipment volume includes cans and packs sold, as well as promotional units, but excludes international volume, which is currently not material to the oral tobacco products segment. New types of oral tobacco products, as well as new packaging configurations of existing oral tobacco products, may or may not be equivalent to existing MST products on a can-for-can basis. To calculate volumes of cans and packs shipped, one pack of snus or one can of oral nicotine pouches, irrespective of the number of pouches in the pack or can, is assumed to be equivalent to one can of MST.

The following table summarizes oral tobacco products segment retail share performance (excluding international volume):

	Retail Share
	For the Three Months Ended March 31,
	2020	2019	Percentage Point Change
Copenhagen	32.4%	34.6%	(2.2)
Skoal	14.3	15.1	(0.8)
Other	3.7	3.5	0.2
Total oral tobacco products	50.4%	53.2%	(2.8)

Retail share results for oral tobacco products are based on data from IRI InfoScan, a tracking service that uses a sample of stores to project market share and depict share trends.  This service tracks sales in the food, drug, mass merchandisers, convenience, military, dollar store and club trade classes on the number of cans and packs sold.  Oral tobacco products is defined by IRI as MST, snus and oral nicotine pouches. New types of oral tobacco products, as well as new packaging configurations of existing oral tobacco products, may or may not be equivalent to existing MST products on a can-for-can basis. For example, one pack of snus or one can of oral nicotine pouches, irrespective of the number of pouches in the pack or can, is assumed to be equivalent to one can of MST. Because this service represents retail share performance only in key trade channels, it should not be considered a precise measurement of actual retail share.  It is IRI’s standard practice to periodically refresh its InfoScan services, which could restate retail share results that were previously released in this service.

As discussed above, in the first quarter of 2020, Altria’s smokeless products segment was renamed as the oral tobacco products segment. Prior to 2020, the smokeless products segment retail share performance and category industry volume estimates included MST and snus products, but excluded oral nicotine pouch products. Altria has restated prior period retail share performance data and estimated category industry volume to reflect the inclusion of oral tobacco products. The quarterly and year-to-date retail share results for the oral tobacco products segment, which are summarized below, have been restated to reflect this change.

	Restated Retail Share
	For the Three Months Ended
	12/31/19	9/30/19	6/30/19	3/31/19
Copenhagen	33.2%	33.8%	34.1%	34.6%
Skoal	14.6	15.0	15.4	15.1
Other	3.6	3.5	3.5	3.5
Total oral tobacco products	51.4%	52.3%	53.0%	53.2%

	Restated Retail Share
	For the Year Ended	For the Nine Months Ended	For the Six Months Ended	For the Year Ended
	12/31/19	9/30/19	6/30/19	12/31/18
Copenhagen	33.9%	34.2%	34.4%	34.4%
Skoal	15.0	15.2	15.2	15.9
Other	3.6	3.4	3.5	3.4
Total oral tobacco products	52.5%	52.8%	53.1%	53.7%
For a discussion of volume trends and factors that impact volume and retail share performance, see Tobacco Space - Business Environment above.

The oral tobacco products segment’s reported domestic shipment volume increased 2.8% for the three months ended March 31, 2020, driven primarily by the industry’s growth rate, calendar differences and retail and consumer pantry loading due to COVID-19, partially offset by retail share losses (primarily due to the rapid growth of oral nicotine pouches) and wholesale trade inventory movements. When adjusted for traditional factors of wholesale trade inventory movements, calendar differences and other factors, the oral tobacco products segment’s domestic shipment volume increased by an estimated 1% for the three months ended March 31, 2020. However, Altria believes that its preliminary estimates of retail and consumer pantry loading due to COVID-19 should be an adjusting factor to reported volumes due to its high likelihood of near-term volume payback. When adjusted for wholesale trade inventory movements, Altria’s preliminary estimates of retail and consumer pantry loading due to COVID-19, calendar differences and other factors, the oral tobacco products segment’s shipment volume decreased by an estimated 0.5%.

The oral tobacco products category industry volume increased by an estimated 6% over the six months ended March 31, 2020, as the growth in oral nicotine pouches more than offset the volume decline in MST and snus. When adjusted for Altria’s preliminary estimates of retail and consumer pantry loading due to COVID-19, the oral tobacco products category industry volume increased by an estimated 5% over the six months ended March 31, 2020.

Oral tobacco products segment retail share of 50.4% declined for the three months ended March 31, 2020, due to the rapid growth of oral nicotine pouches and the associated volume declines in MST and snus.

Copenhagen continued to be the leading oral tobacco brand with a retail share of 32.4%.

USSTC executed the following pricing actions during 2020 and 2019:

▪
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

Adult consumer preferences among alcohol categories and within the wine category can shift due to a variety of factors, including changes in taste preferences, demographics or social trends, and changes in leisure, dining and beverage consumption patterns and economic conditions. Evolving adult consumer preferences pose challenges to the wine category, which has seen slowing volume growth and increases in inventory levels. Ste. Michelle has been experiencing product volume demand uncertainty, which has been further negatively impacted in the first quarter by the economic uncertainty surrounding the

COVID-19 pandemic. Ste. Michelle’s on-premise sales in restaurants, bars, hospitality venues and on cruise lines have been negatively impacted by disruptions arising from the COVID-19 pandemic. As a result of wine inventory levels significantly exceeding forecasted product volume demand as of March 31, 2020, Ste. Michelle recorded pre-tax charges of $392 million in cost of sales, including a $292 million inventory write off and $100 million in estimated losses on future non-cancelable grape purchase commitments. Ste. Michelle expects to record additional charges up to approximately $25 million during the remainder of 2020, consisting of inventory disposal costs and other charges. For further discussion see Asset Impairment, Exit and Implementation Costs in Note 3. In addition, Ste. Michelle also temporarily suspended operations at an operating facility as a result of the COVID-19 pandemic. Evolving adult consumer preferences, an economic downturn or recession, an extended disruption in on-premise sales or facility shutdowns, either voluntary or government-mandated, could result in a further slowdown in the wine category and otherwise have a material adverse effect on Ste. Michelle’s wine business, the consolidated results of operations, cash flows or financial position of Ste. Michelle.

As with other agricultural commodities, grape quality and availability can be influenced by plant disease and infestation, as well as by variations in weather patterns, such as fires and smoke damage from fires, including those caused by climate change. For example, in 2019, freezing temperatures reduced grape production and resulted in fewer grapes being available to Ste. Michelle.

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

Operating Results

The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for the wine segment:

Wine
	For the Three Months Ended March 31,
	2020	2019	Change
Net revenues	$146	$151	(3.3)%
Excise taxes	(4)	(5)
Revenues net of excise taxes	$142	$146

Reported OCI	$(379)	$15	(100.0)%+
Implementation costs	392	$—
Adjusted OCI	13	15	(13.3)%

Reported OCI margins [1]	(100.0)%+	10.3%	(100.0)%+
Adjusted OCI margins [1]	9.2%	10.3%	(1.1) pp
1 Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.

Net revenues, which include excise taxes billed to customers, decreased $5 million (3.3%), due primarily to lower shipment volume, partially offset by higher pricing, which includes lower promotional investments, and favorable mix.

Reported OCI decreased $394 million (100.0%+), due primarily to the inventory-related charges discussed above (included in implementation costs and charged to cost of sales) , lower shipment volume and higher costs, partially offset by higher pricing, which includes lower promotional investments, and favorable mix. Reported OCI margins decreased in excess of 100.0 percentage points.

Adjusted OCI decreased $2 million (13.3%), due primarily to lower shipment volume and higher costs, partially offset by higher pricing, which includes lower promotional investments, and favorable mix. Adjusted OCI margins decreased 1.1 percentage points to 9.2%

For the three months ended March 31, 2020, Ste. Michelle’s reported wine shipment volume of 1,715 thousand cases, decreased 10.2%.

Financial Review

Cash Provided by/Used in Operating Activities

During the first three months of 2020, net cash provided by operating activities was $3,129 million compared with $2,289 million during the first three months of 2019. This increase was due primarily to higher net revenues in the smokable products and oral tobacco products segments and lower payments as a result of savings from the cost reduction program announced in December 2018, partially offset by higher long-term debt interest payments.

Altria had a working capital deficit at March 31, 2020 and December 31, 2019. Altria’s management believes that Altria has the ability to fund working capital deficits with cash provided by operating activities and borrowings through its access to credit and capital markets as discussed in the Debt and Liquidity section below.

Cash Provided by/Used in Investing Activities

During the first three months of 2020, net cash used in investing activities was $52 million compared with $1,950 million during the first three months of 2019. This decrease was due primarily to the investment in Cronos in 2019.

Cash Provided by/Used in Financing Activities

During the first three months of 2020, net cash provided by financing activities was $427 million compared with $1,683 million during the first three months of 2019. This decrease was due primarily to the following:

•	proceeds of $16.3 billion from the issuance of long-term senior unsecured notes in 2019; and

•	repayment of $1.0 billion in full of Altria senior unsecured notes at scheduled maturity in January 2020;

partially offset by:

•	repayments of $12.8 billion of short-term borrowings in 2019; and

•	proceeds of $3.0 billion from short-term borrowings in 2020.

Debt and Liquidity

Credit Ratings - Altria’s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under the Credit Agreement is discussed below.

At March 31, 2020, the credit ratings and outlook for Altria’s indebtedness by major credit rating agencies were:

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

On March 23, 2020, Altria provided notice to JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement, to borrow the entire available amount ($3.0 billion) under the Credit Agreement and, as of March 31, 2020, $3.0 billion was outstanding under the Credit Agreement. Altria typically accesses the commercial paper market early in the second quarter to help fund payments related to the 1998 Master Settlement Agreement (the “MSA”) and shareholder dividends. In light of the current uncertainty in the global capital markets, including the commercial paper markets, resulting from the COVID-19 pandemic, Altria elected to borrow the entire amount available under the Credit Agreement as a precautionary measure to increase its cash position and preserve financial flexibility. Altria used a portion of the proceeds from the borrowing under the Credit Agreement to help fund these payments and for other general corporate purposes.

All borrowings under the Credit Agreement mature on August 1, 2023, unless extended. The Credit Agreement includes an option, subject to certain conditions, for Altria to extend the expiration date for two additional one-year periods. Altria may repay the borrowings under the Credit Agreement at any time without penalty. Altria has the intent and ability to repay the entire outstanding balance under the Credit Agreement within one year and believes it has adequate liquidity and access to financial resources to meet its anticipated obligations in the foreseeable future. As a result, Altria has classified the full amount of the borrowings as a current liability on its condensed consolidated balance sheet at March 31, 2020. For further discussion, including interest and covenants in the Credit Agreement, see Note 10. Debt to the condensed consolidated financial statements in Item 1 (“Note 10”).

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

COVID-19
Due to the uncertainty surrounding the COVID-19 pandemic, including its duration and ultimate overall impact, Altria expects to maintain a higher than normal cash balance in order to preserve its financial flexibility. As a result, Altria took the following actions to increase its cash position:

•	borrowed the full $3.0 billion available under the Credit Agreement as discussed above;

•
did not repurchase any shares during the first quarter of 2020 under its current $1.0 billion share repurchase program, and in April 2020, the Board of Directors rescinded the $500 million remaining in the share repurchase program;

•
as permitted under recent federal government COVID-19 tax relief, deferred approximately $450 million of estimated federal income tax payments from April 2020 to July 2020 and will defer an additional $475 million from June 2020 to July 2020;

•
as permitted under recent state governments COVID-19 tax relief, deferred approximately $65 million of estimated state income tax payments from April 2020 to July 2020 and will defer future payments as allowable; and

•
deferred federal excise tax payments of approximately $450 million from April 2020 to July 2020 and will continue to defer payments previously due in May 2020 and June 2020 by 90 days to August 2020 and September 2020, respectively.

At March 31, 2020, Altria’s receivables primarily reflect sales of wine produced and/or distributed by Ste. Michelle. Altria’s businesses anticipate that the COVID-19 pandemic may present challenges in ensuring timely payment and collection of accounts receivable for some of its customers. Altria will closely monitor these situations and will record an allowance for doubtful accounts against such receivables, if such conditions arise. As of the date of this filing, Altria was not aware of any such conditions.

In addition, in April 2020, ABI announced that it would reduce its next dividend payment by 50% to preserve financial flexibility during this period of significant volatility and uncertainty. This action will result in a reduction to Altria’s cash dividends received from ABI of approximately $100 million in the second quarter of 2020.

Debt - At March 31, 2020 and December 31, 2019, Altria’s total debt was $30.0 billion and $28.0 billion, respectively. The increase in debt was due to Altria’s borrowings of $3.0 billion under the Credit Agreement discussed above, partially offset by the repayment in full of $1.0 billion of Altria senior unsecured notes at scheduled maturity in January 2020.

For further details on short-term borrowings and long-term debt, see Note 10.

Guarantees and Other Similar Matters - As discussed in Note 11, Altria and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at March 31, 2020. From time to time, subsidiaries of Altria also issue lines of credit to affiliated entities. In addition, as discussed in Note 12, PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under its Credit Agreement and amounts outstanding under its commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity. For further discussion regarding Altria’s liquidity, see the Debt and Liquidity section above.

Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 11, PM USA and Nat Sherman have entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, PM USA, Middleton, Nat Sherman and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Altria’s subsidiaries recorded $1.1 billion and $1.0 billion of charges to cost of sales for the three months ended March 31, 2020 and 2019, respectively, in connection with the State Settlement Agreements and FDA user fees. For further discussion of the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the MSA, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 11.

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

Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of March 31, 2020, PM USA had posted appeal bonds totaling $48 million, which have been collateralized with restricted cash that is included in assets on the condensed consolidated balance sheet.

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

Equity and Dividends

On February 26, 2020, Altria granted an aggregate of 0.9 million restricted stock units “(“RSUs”) and 0.2 million performance stock units (“PSUs”) to eligible employees. The service restrictions for the RSUs and the PSUs lapse in the first quarter of 2023. In addition, the vesting of the PSUs depends first on Altria’s performance on certain financial metrics over the three-year vesting period. The payout resulting from the performance metrics is then scaled up or down by a total shareholder return (“TSR”) performance multiplier, which depends on Altria’s relative TSR against a predetermined peer group. The market value per share of the RSUs and the PSUs granted on February 26, 2020 was $42.61 and $43.28, respectively, on the date of grant.

During the three months ended March 31, 2020, 0.5 million shares of RSUs vested. The total fair value of RSUs that vested during the three months ended March 31, 2020 was $23 million. The weighted-average grant date fair value per share of these awards was $66.76.

Dividends paid during the first three months of 2020 and 2019 were $1,563 million and $1,502 million, respectively, an increase of 4.1%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria under its share repurchase programs. The current annualized dividend rate is $3.36 per share of Altria common stock. In 2020, Altria expects to recommend a quarterly dividend rate to the Board of Directors that reflects, among other things, its strong cash generation and the strength of its balance sheet. Altria’s objective remains a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. Future dividend payments remain subject to the discretion of the Board of Directors.

For a discussion of Altria’s share repurchase programs, see Note 1. Background and Basis of Presentation to the condensed consolidated financial statements in Item 1 and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.

New Accounting Guidance Not Yet Adopted

See Note 13. New Accounting Guidance Not Yet Adopted to the condensed consolidated financial statements in Item 1 for a discussion of issued accounting guidance applicable to, but not yet adopted by, Altria.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying estimates or assumptions prove inaccurate, actual results could differ materially from those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements and whether to invest in or remain invested in Altria’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in, or implied by, any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these important factors and the risks we face throughout this Form 10-Q, particularly in Item 1A and in the “Business Environment” sections preceding our discussion of the operating results of our subsidiaries’ businesses, and in our publicly filed reports, including our 2019 Form 10-K. These factors include the following:

▪
the risks associated with health epidemics and pandemics, including the COVID-19 pandemic and similar outbreaks, such as their impact on our financial performance and financial condition and on our subsidiaries’ and investees’ ability to continue manufacturing and distributing products, and the impact of health epidemics and pandemics on general economic conditions, including any resulting recession;

▪
unfavorable litigation outcomes, including risks associated with adverse jury and judicial determinations, courts and arbitrators reaching conclusions at variance with our, our subsidiaries’ or our investees’ understanding of applicable law, bonding requirements in the jurisdictions that do not limit the dollar amount of appeal bonds, and certain challenges to bond cap statutes;

▪	government (including FDA) and private sector actions that impact adult tobacco consumer acceptability of, or access to, tobacco products;

▪	the growth of the e-vapor category and other innovative tobacco products contributing to reductions in cigarette and MST consumption levels and sales volume;

▪	tobacco product taxation, including lower tobacco product consumption levels and potential shifts in adult consumer purchases as a result of federal, state and local excise tax increases;

▪	the failure by our tobacco and wine subsidiaries to compete effectively in their respective markets;

▪
our tobacco and wine subsidiaries’ continued ability to promote brand equity successfully; to anticipate and respond to evolving adult consumer preferences; to develop, manufacture, market and distribute products that appeal to adult consumers (including, where appropriate, through arrangements with, and investments in third parties); to improve productivity; and to protect or enhance margins through cost savings and price increases;

▪	changes, including in economic conditions, that result in adult consumers choosing lower-priced brands including discount brands;

▪
the unsuccessful commercialization of adjacent products or processes by our tobacco subsidiaries and investees, including innovative tobacco products that may reduce the health risks associated with cigarettes and other traditional tobacco products, and that appeal to adult tobacco consumers;

▪	significant changes in price, availability or quality of tobacco, other raw materials or component parts, including as a result of the COVID-19 pandemic;

▪
the risks related to the reliance by our tobacco and wine subsidiaries on a few significant facilities and a small number of key suppliers, and the risk of an extended disruption at a facility or of service by a supplier of our tobacco or wine subsidiaries or investees including as a result of the COVID-19 pandemic;

▪	required or voluntary product recalls as a result of various circumstances such as product contamination or FDA or other regulatory action;

▪	the failure of our information systems or service providers’ information systems to function as intended, or cyber-attacks or security breaches;

▪	unfavorable outcomes of any government investigations of Altria, our subsidiaries or investees;

▪	a successful challenge to our tax positions;

▪
the risks related to our and our investees’ international business operations, including failure to prevent violations of various U.S. and foreign laws and regulations such as laws prohibiting bribery and corruption;

▪	our inability to attract and retain the best talent due to the impact of decreasing social acceptance of tobacco usage and tobacco control actions;

▪	the adverse effect of acquisitions, investments, dispositions or other events on our credit rating;

▪
our inability to acquire attractive businesses or make attractive investments on favorable terms, or at all, or to realize the anticipated benefits from an acquisition or investment and our inability to dispose of businesses or investments on favorable terms or at all;

▪
the risks related to disruption and uncertainty in the credit and capital markets, including risk of access to these markets both generally and at current prevailing rates which may adversely affect our earnings or dividend rate or both;

▪	impairment losses as a result of the write down of intangible assets, including goodwill;

▪
the risks related to Ste. Michelle’s wine business, including competition, unfavorable changes in grape supply, and changes in adult consumer preferences that have resulted and may continue to result in increased inventory levels and inventory write offs, and governmental regulations;

▪	the risk that any challenge to our investment in JUUL, if successful, could result in a broad range of resolutions such as divestiture of the investment or rescission of the transaction;

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

▪
the risks related to our inability to acquire a controlling interest in JUUL as a result of standstill restrictions or to control the material decisions of JUUL, restrictions on our ability to sell or otherwise transfer our shares of JUUL until December 20, 2024, and non-competition restrictions for the same time period subject to certain exceptions;

▪
the adverse effects of risks encountered by ABI in its business, including effects of the COVID-19 pandemic, foreign currency exchange rates and the impact of movements in ABI’s stock price on our equity investment in ABI, including on our reported earnings from and carrying value of our investment in ABI, which could result in impairment of our investment, and the dividends paid by ABI on the shares we own;

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

▪	the risk of challenges to the tax treatment of the consideration we received in the ABI/SABMiller business combination and the tax treatment of our equity investment; and

▪	the risks, including criminal, civil or tax liability for Altria, related to Cronos’s or Altria’s failure to comply with applicable laws, including cannabis laws.

You should understand that it is not possible to predict or identify all factors and risks. Consequently, you should not consider the foregoing list to be complete. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

At March 31, 2020 and December 31, 2019, the fair value of Altria’s long-term debt, all of which is fixed-rate debt, was $28.3 billion and $30.7 billion, respectively. The fair value of Altria’s long-term debt is subject to fluctuations resulting from changes in market interest rates. A 1% increase in market interest rates at March 31, 2020 and December 31, 2019 would decrease the fair value of Altria’s long-term debt by $2.2 billion and $2.4 billion, respectively. A 1% decrease in market interest rates at March 31, 2020 and December 31, 2019 would increase the fair value of Altria’s long-term debt by $2.5 billion and $2.7 billion, respectively.

At March 31, 2020, the fair value of Altria’s short-term borrowings under the Credit Agreement was $3.0 billion. Altria had no short-term borrowings at December 31, 2019. Interest on the outstanding borrowings under the Credit Agreement at March 31, 2020 was based on London Interbank Offered Rate (“LIBOR”) plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria’s long-term senior unsecured debt ratings at March 31, 2020 for borrowings under the Credit Agreement was 1.0%. At March 31, 2020, the interest rate for Altria’s current borrowing under the Credit Agreement was 2.23%.

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

At March 31, 2020, the fair values of the Fixed-price Preemptive Rights and Cronos warrant were $34 million and $132 million, respectively. A 10% increase or decrease in the quoted market price of Cronos shares at March 31, 2020 would increase or decrease the fair values of the Fixed-price Preemptive Rights and Cronos warrant by approximately $7 million and $23 million, respectively.

Item 4. Controls and Procedures.

Altria carried out an evaluation, with the participation of Altria’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Form 10-Q. Based upon that evaluation, Altria’s Chief Executive Officer and Chief Financial Officer concluded that Altria’s disclosure controls and procedures are effective.

There have been no changes in Altria’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 11 for a discussion of legal proceedings pending against Altria and its subsidiaries. See also Exhibits 99.1 and 99.2 to this Form 10-Q.

Item 1A. Risk Factors.

Information regarding Risk Factors appears in Part I, Item 1A. Risk Factors of the 2019 Form 10-K. Except as set forth below, there have been no material changes to the risk factors previously disclosed in the 2019 Form 10-K:

Altria, its subsidiaries and its investees face various risks related to health epidemics and pandemics, including the COVID-19 pandemic and similar outbreaks, which could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its subsidiaries and investees.

Altria’s, its subsidiaries’ and its investees’ business and financial results, consolidated results of operations, cash flows or financial position could be negatively impacted by health epidemics, pandemics and similar outbreaks. The recent and rapidly spreading COVID-19 pandemic could have negative impacts, such as (i) a global or U.S. recession or other economic crisis including a financial crisis, (ii) credit and capital markets volatility (and access to these markets, including by those in the distribution and supply chains), (iii) significant volatility in demand for our tobacco and wine subsidiaries’ and investees’ products, (iv) changes in adult consumer accessibility to those products including due to government action; (v) changes in adult consumer behavior and preferences, including trading down to lower-priced products or cessation of product use due to public health actions or concerns and (vi) extended or multiple disruptions in our subsidiaries’ or investees’ manufacturing operations, or in their distribution and supply chains. In addition, our subsidiaries’ and investees’ operations may incur increased costs and otherwise be negatively affected if significant portions of their respective workforces (or the workforces within their respective distribution or supply chains) are unable to work or work effectively, including because of illness, unavailability of personal protective equipment, quarantines, government actions, facility closures or other restrictions.

The impact of the COVID-19 pandemic depends on factors beyond our knowledge or control, including the duration and severity of the outbreak and actions taken to contain its spread and mitigate the public health effects. In the first quarter of 2020, due to these uncertainties, and the potential adverse impact of an economic downturn or recession due to the pandemic, including on our earnings from ABI, we withdrew our 2020 full-year adjusted diluted EPS guidance and our three-year adjusted diluted EPS growth objective. We cannot at this time predict the impact of the COVID-19 pandemic on our or our investees’ future financial or operational results, but the impact could be material over time. See the third risk factor below for risks related to extended disruptions at a facility, of a distributor or in service by a service provider and the sixth risk factor below for risks related to our investment in ABI and the earnings from and carrying value of that investment. For further discussion on the impact of the COVID-19 pandemic on the tobacco and wine businesses, see Tobacco Segment - Business Environment and Wine Segment - Business Environment in Item 2.

Significant changes in price, availability or quality of tobacco, other raw materials or component parts could have an adverse effect on the profitability and business of Altria’s tobacco subsidiaries and investees.

Any significant change in prices, quality or availability of tobacco, other raw materials or component parts, particularly as a result of the COVID-19 pandemic, could adversely affect our tobacco subsidiaries’ and our investees’ profitability and business. The COVID-19 pandemic also may impact the availability of direct materials necessary for our tobacco subsidiaries and JUUL to remain compliant with FDA and other regulatory requirements for tobacco products. For further discussion, see Tobacco Space - Business Environment - Price, Availability and Quality of Tobacco, Other Raw Materials and Component Parts in Item 2.

Altria’s subsidiaries rely on a few significant facilities and a small number of key suppliers, distributors and distribution chain service providers. An extended disruption at a facility or in service by a supplier, distributor or distribution chain service provider could have a material adverse effect on the business, the consolidated results of operations, cash flows or financial position of Altria and its tobacco and wine subsidiaries and investees.

Altria’s subsidiaries face risks inherent in reliance on a few significant manufacturing facilities and a small number of key suppliers, distributors and distribution chain service providers. A natural or man-made disaster or other disruption that affects the manufacturing operations of any of Altria’s tobacco or wine subsidiaries or investees, the operations of any key supplier, distributor or distribution chain service provider of any of Altria’s tobacco or wine subsidiaries or investees or any other disruption in the supply or distribution of goods or services (including a key supplier’s inability to comply with government regulations or unwillingness to supply goods or services to a tobacco company) could adversely impact the operations of the affected subsidiaries and investees. For example, in March 2020, the COVID-19 pandemic resulted in a temporary suspension of operations at PM USA’s Richmond, Virginia manufacturing facility, which is the primary facility for manufacturing PM USA cigarettes. Some state governors also have issued executive orders requiring that certain businesses temporarily suspend operations for varying periods of time while the COVID-19 pandemic persists. Operations of our subsidiaries, suppliers, distributors and distribution chain service providers and those of our investees could be suspended temporarily once or multiple times, or closed permanently, depending on various factors, including how long the COVID-19 pandemic persists and the extent to which state, local and federal governments, as well as foreign countries, impose restrictions on the operation of facilities or otherwise place limits on the supply and distribution chains. An extended disruption in operations experienced by one or more of Altria’s subsidiaries, investees or in the supply or distribution of goods or services by one or more key suppliers, distributors or distribution chain service providers could have a material adverse effect on the business, the consolidated results of operations, cash flows or financial position of Altria and its tobacco and wine subsidiaries and investees.

Competition, changes in adult consumer preferences, unfavorable changes in grape supply and new governmental regulations or revisions to existing governmental regulations could adversely affect Ste. Michelle’s wine business.

Ste. Michelle’s business is impacted by evolving adult consumer preferences. Shifts away from the wine category to other alcohol categories or shifts to lower-priced wines have resulted, and could continue to result, in slowing growth in Ste. Michelle’s sales and increased inventory levels and have an adverse effect on Ste. Michelle’s wine business. As discussed in Asset Impairment, Exit and Implementation Costs in Note 3, in the first quarter of 2020, Ste. Michelle recorded pre-tax charges of $392 million in cost of sales, including a $292 million inventory write off and $100 million in estimated losses on future non-cancelable grape purchase commitments as a result of inventory levels significantly exceeding long-term forecasted demand. Ste. Michelle expects to record additional charges up to approximately $25 million during the remainder of 2020, consisting of inventory disposal costs and other charges. Evolving adult consumer preferences, an economic downturn or recession or other factors could result in a further slowdown in the wine category and otherwise have a material adverse effect on Ste. Michelle’s wine business. The adequacy of Ste. Michelle’s grape supply is influenced by consumer demand for wine in relation to industry-wide production levels as well as by weather and crop conditions, particularly in eastern Washington. Supply shortages or surpluses related to any one or more of these factors could impact production costs and wine prices, which ultimately may have a negative impact on Ste. Michelle’s sales. In addition, Ste. Michelle’s business is subject to significant competition, including from many large, well-established domestic and international companies. Federal, state and local governmental agencies also regulate the alcohol beverage industry through various means, including licensing requirements, pricing, labeling and advertising restrictions, and distribution and production policies. New regulations or revisions to existing regulations, resulting in further restrictions or taxes on the manufacture and sale of alcoholic beverages may have an adverse effect on Ste. Michelle’s wine business. For further discussion see Wine Segment - Business Environment in Item 2.

A challenge to our investment in JUUL, if successful, could result in a broad range of resolutions such as divestiture of the investment or rescission of the transaction.

A challenge to our investment in JUUL, if successful, could result in a broad range of resolutions such as divestiture of the investment or rescission of the transaction. In April 2020, the FTC issued an administrative complaint against Altria and JUUL alleging that Altria’s 35% investment in JUUL and the associated agreements constitute an unreasonable restraint of trade in violation of Section 1 of the Sherman Act and Section 5 of the FTC Act, and substantially lessened competition in violation of Section 7 of the Clayton Act. The FTC seeks a broad range of remedies including divestiture of Altria’s minority investment in JUUL, rescission of the transaction and prohibition against any officer or director of either Altria or JUUL serving on the other’s board of directors or attending meetings. The administrative trial will take place before an FTC administrative law judge and is currently scheduled to begin March 11, 2021. Any ruling by the FTC is subject to review by the FTC Commissioners and subsequently, by a federal appellate court.

Additionally, on October 1, 2019, the FTC issued a Civil Investigative Demand to Altria seeking information regarding, among other things, Altria’s role in the resignation of JUUL’s former chief executive officer and the hiring by JUUL of any current or former Altria director, executive or employee. The FTC administrative complaint, referenced above, contains no allegations relating to this issue and the FTC has raised no further questions about it.

Also as of April 27, 2020, three putative class action lawsuits were filed against Altria and JUUL in the United States District Court for the Northern District of California. The lawsuits cite the FTC administrative complaint referenced above and allege claims similar to those made by the FTC. For further discussion see Note 11.

Neither the FTC nor the private plaintiffs has sought to preliminarily enjoin Altria from converting Altria’s non-voting JUUL shares to voting shares or appointing directors to the JUUL board of directors.

A successful challenge by the FTC or the plaintiffs in the lawsuits to the investment would adversely affect us, including by substantially limiting our rights with respect to our investment in JUUL.

Altria’s reported earnings from and carrying value of its equity investment in ABI and the dividends paid by ABI on shares owned by Altria may be adversely affected by various factors, including foreign currency exchange rates and ABI’s business results, including as a result of the COVID-19 pandemic, and stock price.

For purposes of financial reporting, the earnings from and carrying value of our equity investment in ABI are translated into U.S. dollars (“USD”) from various local currencies. In addition, ABI pays dividends in euros, which we convert into USD. During times of a strengthening USD against these currencies, our reported earnings from and carrying value of our equity investment in ABI will be reduced because these currencies will translate into fewer USD and the dividends that we receive from ABI will convert into fewer USD. Dividends and earnings from and carrying value of our equity investment in ABI are also subject to the risks encountered by ABI in its business, its business outlook, cash flow requirements and financial performance, the state of the market and the general economic climate, including the impact of the COVID-19 pandemic. For example, in April 2020, as a result of the uncertainty, volatility and impact of the COVID-19 pandemic on ABI’s business, ABI announced a proposed 50% reduction to its upcoming dividend, which would result in a reduction of cash dividends Altria will receive from ABI. ABI previously announced a 50% rebase to its dividends in October 2018. In addition, if the carrying value of our investment in ABI exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired, which would result in impairment losses and could have a material adverse effect on Altria’s consolidated financial position or earnings. We cannot provide any assurance that ABI will successfully execute its business plans and strategies. Earnings from and carrying value of our equity investment in ABI are also subject to fluctuations in ABI’s stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2019, the Board of Directors authorized a new $1.0 billion share repurchase program (the “July 2019 share repurchase program”). In April 2020, the Board of Directors rescinded the $500 million remaining in the July 2019 share repurchase program.

Altria’s share repurchase activity for each of the three months in the period ended March 31, 2020, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

January 1 - 31, 2020	—	$—	—	$500,000,064
February 1 - 29, 2020	192,652	$46.18	—	$500,000,064
March 1 - 31, 2020	—	$—	—	$500,000,064
For the Quarter Ended March 31, 2020	192,652	$—	—

(1)	The total number of shares purchased represents shares withheld by Altria in an amount equal to the statutory withholding taxes for holders who vested in stock-based awards.

Item 6. Exhibits.

2.1
Amendment No. 1 to Relationship Agreement, dated as of January 28, 2020, by and among JUUL Labs, Inc. and Altria Group, Inc. and Altria Enterprises LLC. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 30, 2020 (File No. 1-08940).

2.2
Amendment No. 1 to Class C-1 Common Stock Purchase Agreement, dated as of January 28, 2020, by and among JUUL Labs, Inc., Altria Group, Inc. and Altria Enterprises LLC. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on January 30, 2020 (File No. 1-08940).

3.1
Amended and Restated By-Laws of Altria Group, Inc., effective as of April 16, 2020. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on April 17, 2020 (File No. 1-08940).

10.1	Form of Restricted Stock Unit Agreement (2020).

10.2	Form of Performance Stock Unit Agreement (2020).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.
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
ALTRIA GROUP, INC.

/s/ SALVATORE MANCUSO
Salvatore Mancuso
Executive Vice President and
Chief Financial Officer
April 30, 2020