Form 10-K/A
period 2019-12-31
ALTRIA GROUP, INC.
filed 2020-05-19
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
In an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No
As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $88 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at February 14, 2020
Common Stock, $0.33 1/3 par value	1,858,366,804	shares

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) of Altria Group, Inc. (“Altria”) amends Altria’s Annual Report on Form 10-K for the year ended December 31, 2019, which Altria filed with the Securities and Exchange Commission (“SEC”) on February 25, 2020 (the “Original Form 10-K”). Altria is filing this Amendment to amend Item 15 to include the consolidated financial statements of its foreign equity investee, Anheuser-Busch InBev SA/NV (“ABI”) as of and for the years ended December 31, 2019, 2018 and 2017 (the “ABI Financial Statements”) in accordance with Rule 3-09 of SEC Regulation S-X. The ABI Financial Statements, which were prepared by ABI, were audited in accordance with the standards of the Public Company Accounting Oversight Board (United States).
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
Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The ABI Financial Statements found on pages F-1 to F-100 in Exhibit 99.4 are incorporated by reference in response to the requirements of this Item 15(a).
(b) The following exhibits are filed as part of this Amendment:

23.1	Consent of PwC Bedrijfsrevisoren BV / Réviseurs d’Entreprises SRL, independent registered public accounting firm

23.2	Consent of Deloitte Bedrijfsrevisoren/Réviseurs d’Entreprises CVBA/SCRL, independent registered public accounting firm.

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4
Anheuser-Busch InBev SA/NV consolidated financial statements as of and for the years ended December 31, 2019, 2018 and 2017; and Independent Registered Public Accounting Firms’ Reports as of and for the years ended December 31, 2019, 2018 and 2017. Incorporated by reference to Anheuser-Busch InBev SA/NV’s Annual Report on Form 20-F for the year ended December 31, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRIA GROUP, INC.

By:	/s/ SALVATORE MANCUSO
(Salvatore Mancuso
Executive Vice President and Chief Financial Officer)
Date: May 19, 2020

3