Form 10-Q
period 2020-06-30
ALTRIA GROUP, INC.
filed 2020-07-30
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☑
At July 24, 2020, there were 1,858,397,202 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$4,826	$2,117
Receivables	140	152
Inventories:
Leaf tobacco	768	874
Other raw materials	194	192
Work in process	433	696
Finished product	519	531
	1,914	2,293
Other current assets	124	262
Total current assets	7,004	4,824
Property, plant and equipment, at cost	5,137	5,074
Less accumulated depreciation	3,135	3,075
	2,002	1,999
Goodwill	5,177	5,177
Other intangible assets, net	12,650	12,687
Investments in equity securities	22,319	23,581
Other assets	1,048	1,003
Total Assets	$50,200	$49,271

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	June 30, 2020	December 31, 2019
Liabilities
Current portion of long-term debt	$1,500	$1,000
Accounts payable	273	325
Accrued liabilities:
Marketing	488	393
Taxes, except income taxes	1,325	13
Settlement charges	2,071	3,346
Other	1,112	1,520
Income taxes	1,066	12
Dividends payable	1,565	1,565
Total current liabilities	9,400	8,174
Long-term debt	27,542	27,042
Deferred income taxes	4,847	5,083
Accrued pension costs	377	473
Accrued postretirement health care costs	1,800	1,797
Other liabilities	410	345
Total liabilities	44,376	42,914
Contingencies (Note 12)
Redeemable noncontrolling interest	38	38
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,964	5,970
Earnings reinvested in the business	36,908	36,539
Accumulated other comprehensive losses	(3,774)	(2,864)
Cost of repurchased stock (947,573,795 shares at June 30, 2020 and 947,979,763 shares at December 31, 2019)	(34,345)	(34,358)
Total stockholders’ equity attributable to Altria	5,688	6,222
Noncontrolling interests	98	97
Total stockholders’ equity	5,786	6,319
Total Liabilities and Stockholders’ Equity	$50,200	$49,271
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$12,726	$12,247	$6,367	$6,619
Cost of sales	3,948	3,452	1,775	1,874
Excise taxes on products	2,618	2,665	1,305	1,426
Gross profit	6,160	6,130	3,287	3,319
Marketing, administration and research costs	1,028	1,102	491	569
Asset impairment and exit costs	—	73	—	33
Operating income	5,132	4,955	2,796	2,717
Interest and other debt expense, net	583	696	308	312
Net periodic benefit income, excluding service cost	(55)	(16)	(28)	(15)
Earnings from equity investments	(166)	(533)	(9)	(447)
(Gain) loss on Cronos-related financial instruments	97	691	(40)	266
Earnings before income taxes	4,673	4,117	2,565	2,601
Provision for income taxes	1,185	999	627	604
Net earnings	3,488	3,118	1,938	1,997
Net (earnings) losses attributable to noncontrolling interests	7	(2)	5	(1)
Net earnings attributable to Altria	$3,495	$3,116	$1,943	$1,996
Per share data:
Basic and diluted earnings per share attributable to Altria	$1.88	$1.66	$1.04	$1.07
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
Net earnings	$3,488	$3,118	$1,938	$1,997
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	42	58	21	29
ABI	(913)	(168)	(1,211)	31
Currency translation adjustments and other	(39)	11	(51)	11
Other comprehensive earnings (losses), net of deferred income taxes	(910)	(99)	(1,241)	71

Comprehensive earnings	2,578	3,019	697	2,068
Comprehensive (earnings) losses attributable to noncontrolling interests	7	(2)	5	(1)
Comprehensive earnings attributable to Altria	$2,585	$3,017	$702	$2,067
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Six Months Ended June 30, 2020 and 2019
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2019	$935	$5,970	$36,539	$(2,864)	$(34,358)	$97	$6,319
Net earnings (losses) (1)	—	—	3,495	—	—	(8)	3,487
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(910)	—	—	(910)
Stock award activity	—	(6)	—	—	13	—	7
Cash dividends declared ($1.68 per share)	—	—	(3,126)	—	—	—	(3,126)
Other	—	—	—	—	—	9	9
Balances, June 30, 2020	$935	$5,964	$36,908	$(3,774)	$(34,345)	$98	$5,786

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2018	$935	$5,961	$43,962	$(2,547)	$(33,524)	$2	$14,789
Net earnings (losses) (1)	—	—	3,116	—	—	—	3,116
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(99)	—	—	(99)
Stock award activity	—	(8)	—	—	11	—	3
Cash dividends declared ($1.60 per share)	—	—	(2,997)	—	—	—	(2,997)
Repurchases of common stock	—	—	—	—	(346)	—	(346)
Balances, June 30, 2019	$935	$5,953	$44,081	$(2,646)	$(33,859)	$2	$14,466

(1)
Amounts attributable to noncontrolling interests for the six months ended June 30, 2020 and 2019 exclude net earnings of $1 million and $2 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Three Months Ended June 30, 2020 and 2019
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, March 30, 2020	$935	$5,959	$36,528	$(2,533)	$(34,346)	$94	$6,637
Net earnings (losses) (1)	—	—	1,943	—	—	(5)	1,938
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(1,241)	—	—	(1,241)
Stock award activity	—	5	—	—	1	—	6
Cash dividends declared ($0.84 per share)	—	—	(1,563)	—	—	—	(1,563)
Other	—	—	—	—	—	9	9
Balances, June 30, 2020	$935	$5,964	$36,908	$(3,774)	$(34,345)	$98	$5,786

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non-controlling Interests	Total Stockholders’ Equity
Balances, March 31, 2019	$935	$5,943	$43,582	$(2,717)	$(33,664)	$2	$14,081
Net earnings (losses) (1)	—	—	1,996	—	—	—	1,996
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	71	—	—	71
Stock award activity	—	10	—	—	—	—	10
Cash dividends declared ($0.80 per share)	—	—	(1,497)	—	—	—	(1,497)
Repurchases of common stock	—	—	—	—	(195)	—	(195)
Balances, June 30, 2019	$935	$5,953	$44,081	$(2,646)	$(33,859)	$2	$14,466

(1) Amounts attributable to noncontrolling interests for the three months ended June 30, 2019 exclude net earnings of $1 million due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash Provided by (Used in) Operating Activities
Net earnings	$3,488	$3,118
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	130	106
Deferred income tax provision (benefit)	(4)	(52)
Earnings from equity investments	(166)	(533)
Dividends from ABI	108	221
Loss on Cronos-related financial instruments	97	691
Asset impairment and exit costs, net of cash paid	(41)	(1)
Cash effects of changes:
Receivables	12	(21)
Inventories	87	96
Accounts payable	(47)	(175)
Income taxes	1,049	94
Accrued liabilities and other current assets	1,028	80
Accrued settlement charges	(1,275)	(1,435)
Pension plan contributions	(11)	(14)
Pension provisions and postretirement, net	(38)	(18)
Other, net	529	235
Net cash provided by (used in) operating activities	4,946	2,392
Cash Provided by (Used in) Investing Activities
Capital expenditures	(106)	(79)
Investment in Cronos	—	(1,832)
Other, net	43	(65)
Net cash provided by (used in) investing activities	$(63)	$(1,976)

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash Provided by (Used in) Financing Activities
Proceeds from short-term borrowings	$3,000	$—
Repayment of short-term borrowings	(3,000)	(12,800)
Long-term debt issued	1,993	16,265
Long-term debt repaid	(1,000)	—
Repurchases of common stock	—	(346)
Dividends paid on common stock	(3,126)	(3,001)
Other, net	(16)	(131)
Net cash provided by (used in) financing activities	(2,149)	(13)
Cash, cash equivalents and restricted cash:
Increase (decrease)	2,734	403
Balance at beginning of period	2,160	1,433
Balance at end of period	$4,894	$1,836

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported on Altria’s condensed consolidated balance sheets:
	At June 30, 2020	At December 31, 2019
Cash and cash equivalents	$4,826	$2,117
Restricted cash included in other current assets (1)	11	—
Restricted cash included in other assets (1)	57	43
Cash, cash equivalents and restricted cash	$4,894	$2,160

(1)	Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 12. Contingencies.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

When used in these notes, the term "Altria” refers to Altria Group, Inc. and its subsidiaries, unless otherwise specified or unless otherwise required.

At June 30, 2020, Altria Group, Inc.’s wholly-owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States; John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly-owned subsidiary of PM USA; Sherman Group Holdings, LLC and its subsidiaries (“Nat Sherman”), which are engaged in the manufacture and sale of super premium cigarettes and the sale of premium cigars; UST LLC (“UST”), which through its wholly-owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of moist smokeless tobacco (“MST”) and snus products and wine; and Philip Morris Capital Corporation (“PMCC”), which maintains a portfolio of finance assets, substantially all of which are leveraged leases. In addition, Altria owned an 80% interest in Helix Innovations LLC (“Helix”), which is engaged in the manufacture and sale of oral nicotine pouches. Other Altria wholly-owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria and its subsidiaries. Altria’s access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At June 30, 2020, Altria’s significant wholly-owned subsidiaries were not limited by contractual obligations on their ability to pay cash dividends or make other distributions with respect to their equity interests.

At June 30, 2020, Altria had a 10.0% ownership in Anheuser-Busch InBev SA/NV (“ABI”), which Altria accounts for under the equity method of accounting using a one-quarter lag. Altria receives cash dividends on its interest in ABI and will continue to do so as long as ABI pays dividends.

At June 30, 2020, Altria had a 35% economic interest in JUUL Labs, Inc. (“JUUL”), which Altria accounts for as an investment in an equity security. JUUL is engaged in the manufacture and sale of e-vapor products globally and is the U.S. leader in e-vapor.

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

At June 30, 2020, Altria had a 45% ownership in Cronos Group Inc. (“Cronos”), a global cannabinoid company headquartered in Toronto, Canada, which Altria accounts for under the equity method of accounting using a one-quarter lag.

For further discussion of Altria’s investments in equity securities, see Note 4. Investments in Equity Securities.

Dividends and Share Repurchases

On July 27, 2020, Altria’s Board of Directors (the “Board of Directors”) declared a 2.4% increase in the quarterly dividend rate to $0.86 per share of Altria common stock versus the previous rate of $0.84 per share. The current annualized dividend rate is $3.44. Future dividend payments remain subject to the discretion of the Board of Directors.

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

In July 2019, the Board of Directors authorized a $1.0 billion share repurchase program (the “July 2019 share repurchase program”). In April 2020, the Board of Directors rescinded the $500 million remaining in this program to enhance Altria’s liquidity position amidst the COVID-19 pandemic. There were no share repurchases made under the July 2019 share repurchase program during the six months ended June 30, 2020.

Altria’s 2019 share repurchase activity was as follows:

(in millions, except per share data)	For the Six Months Ended June 30, 2019	For the Three Months Ended June 30, 2019
Total number of shares repurchased	6.4	3.7
Aggregate cost of shares repurchased	$346	$195
Average price per share of shares repurchased	$54.36	$52.93

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

These statements should be read in conjunction with Altria’s audited consolidated financial statements and related notes, which appear in Altria’s Annual Report on Form 10-K for the year ended December 31, 2019.

During the second quarter of 2020, Altria began complying early, as permitted, with Regulation S-X Rules 13-01 and 13-02 regarding the financial disclosure requirements for registered debt securities with subsidiary guarantees. The new rules replace the previously required condensed consolidating financial information with summarized financial information of the issuer and the guarantor and, among other things, require expanded qualitative disclosures. Altria has elected to provide this information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in its Quarterly Report on Form 10-Q as permitted by the new rules.

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

Altria’s businesses offer cash discounts to customers for prompt payment and calculate cash discounts as a percentage of the list price based on historical experience and agreed-upon payment terms. Altria’s businesses record an allowance for cash discounts, which is included as a contra-asset against receivables on Altria’s condensed consolidated balance sheets. Cash discounts at June 30, 2020 and December 31, 2019 were de minimis, and there were no differences between amounts recorded as an allowance for cash discounts and cash discounts subsequently given to customers.

Altria’s businesses that receive payments in advance of product shipment record such payments as deferred revenue. These payments are included in other accrued liabilities on Altria’s condensed consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue was $188 million and $362 million at June 30, 2020 and December 31, 2019, respectively. When cash is received in advance of product shipment, Altria’s businesses satisfy their performance obligations within three days of receiving payment. At June 30, 2020 and December 31, 2019, there were no differences between amounts recorded as deferred revenue and amounts subsequently recognized as revenue.

Receivables, which primarily reflect sales of wine produced and/or distributed by Ste. Michelle, were $140 million and $152 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, there were no expected differences between amounts recorded and subsequently received, and Altria’s businesses did not record an allowance for doubtful accounts against these receivables.

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

Note 3. Asset Impairment, Exit and Implementation Costs:

Pre-tax asset impairment, exit and implementation costs consisted of the following:

	For the Six Months Ended June 30,
	2020		2019
	Implementation Costs (1)	Total	Asset Impairment and Exit Costs	Implementation Costs (2)	Total
	(in millions)
Smokeable products	$—	$—	$50	$25	$75
Oral tobacco products	—	—	8	3	11
Wine	394	394	—	—	—
All other	—	—	14	(7)	7
General corporate	—	—	1	—	1
Total	394	394	73	21	94
Plus amounts included in net periodic benefit income, excluding service cost (3)	—	—	12	—	12
Total	$394	$394	$85	$21	$106
(1) Included in cost of sales in Altria’s condensed consolidated statements of earnings.
(2) Included in cost of sales ($2 million cost reversal) and marketing, administration and research costs ($23 million) in Altria’s condensed consolidated statement of earnings.
(3) Represents curtailment costs. See Note 6. Benefit Plans.

	For the Three Months Ended June 30,
	2020		2019
	Implementation Costs (1)	Total	Asset Impairment and Exit Costs	Implementation Costs (2)	Total
	(in millions)
Smokeable products	$—	$—	$14	$17	$31
Oral tobacco products	—	—	—	2	2
Wine	2	2	—	—	—
All other	—	—	19	(7)	12
Total	$2	$2	$33	$12	$45

(1) Included in cost of sales in Altria’s condensed consolidated statements of earnings.
(2) Included in cost of sales ($2 million cost reversal) and marketing, administration and research costs ($14 million) in Altria’s condensed consolidated statement of earnings.

Implementation costs for 2020 were related to Ste. Michelle’s strategic reset as discussed below. The 2019 pre-tax asset impairment, exit and implementation costs were related to the cost reduction program announced in December 2018, which was completed in 2019.

The movement in the restructuring liabilities, substantially all of which were severance liabilities, related to the cost reduction program was as follows:

(in millions)
Balances at December 31, 2019	$67
Charges	—
Cash spent	(41)
Balances at June 30, 2020	$26

Wine Business Strategic Reset

Evolving adult consumer preferences have posed strategic challenges for Ste. Michelle, which has seen slowing growth in the wine category and increased inventory levels in recent periods. Against a backdrop of product volume demand uncertainty and long-term non-cancelable grape purchase commitments, which have been further negatively impacted by government actions which restrict direct-to-consumer sales and on-premise sales, and economic uncertainty surrounding the COVID-19 pandemic,

Ste. Michelle experienced additional increases in inventory levels that at March 31, 2020 significantly exceeded long-term forecasted demand.

During the six and three months ended June 30, 2020, Ste. Michelle recorded pre-tax charges of $394 million and $2 million, respectively, which were included in cost of sales in Altria’s condensed consolidated statement of earnings. The charges consisted of the following: (i) write-off of inventory ($292 million recorded in the first quarter of 2020) as Ste. Michelle no longer believes that the benefit of the blending and production plans for its inventory outweighs inventory carrying cost given the reduced product volume demand; (ii) estimated losses on future non-cancelable grape purchase commitments that Ste. Michelle believes no longer have a future economic benefit ($100 million recorded in the first quarter of 2020); and (iii) inventory disposal costs and other charges ($2 million recorded in the second quarter of 2020). The non-cancelable grape purchase commitments will continue to require cash payments as grape commitments are fulfilled over the next five years.

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

Ste. Michelle expects to record additional charges of approximately $25 million in 2020, consisting of inventory disposal costs and other charges.

Note 4. Investments in Equity Securities:

Altria’s investments consisted of the following:

	Carrying Amount
	June 30, 2020	December 31, 2019
	(in millions)
ABI (1)	$16,891	$18,071
JUUL	4,205	4,205
Cronos (2)	1,223	1,305
Total	$22,319	$23,581
(1) Decrease in Altria’s investment in ABI at June 30, 2020 is due primarily to other comprehensive losses recorded in the second quarter of 2020 for Altria’s share of ABI’s first quarter of 2020 currency translation adjustments resulting from significant changes in foreign exchange rates in the countries in which ABI operates. For further discussion of Altria’s share of ABI’s other comprehensive losses, see Note 8. Other Comprehensive Earnings/Losses.
(2) June 30, 2020 includes Altria’s equity method investment in Cronos ($1,017 million), the Cronos warrant ($166 million) and the Fixed-price Preemptive Rights ($40 million) and December 31, 2019 includes Altria’s equity method investment in Cronos ($1,002 million), the Cronos warrant ($234 million) and the Fixed -price Preemptive Rights ($69 million), as discussed further below.

Earnings (losses) from equity investments accounted for under the equity method of accounting consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
ABI	$112	$388	$(22)	$302
Cronos	54	145	31	145
Total	$166	$533	$9	$447

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

Investment in ABI

At June 30, 2020, Altria had a 10.0% ownership in ABI, consisting of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. Altria’s ownership percentage has decreased from 10.1% at March 31, 2020 due to the issuance of additional shares by ABI.

Altria accounts for its investment in ABI under the equity method of accounting because Altria has the ability to exercise significant influence over the operating and financial policies of ABI, including having active representation on ABI’s board of directors and certain ABI board committees. Through this representation, Altria participates in ABI policy making processes.

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

The fair value of Altria’s equity investment in ABI at June 30, 2020 and December 31, 2019 was $9.7 billion (carrying value of $16.9 billion) and $16.1 billion (carrying value of $18.1 billion), respectively, which was less than its carrying value by approximately 42% and 11%, respectively. As recently as September 30, 2019, the fair value of Altria’s equity investment in ABI exceeded its carrying value. In October 2019, the fair value of Altria’s equity investment in ABI declined below its carrying value and has not recovered. Altria has evaluated the factors related to the fair value decline, including the recent impact on the fair value of ABI’s shares amidst the COVID-19 pandemic. The economic uncertainties of the COVID-19 pandemic have also impacted ABI’s business, as further indicated by a goodwill impairment charge recorded by ABI in its second quarter of 2020 related to its Africa businesses. Altria has also evaluated the duration and magnitude of the fair value decline at June 30, 2020, ABI’s financial condition and near-term prospects, and Altria’s intent and ability to hold its investment in ABI until recovery. Altria concluded, both at June 30, 2020 and December 31, 2019, that the decline in fair value of its investment in ABI below its carrying value was temporary and, therefore, no impairment was recorded.

Consistent with the one-quarter lag for reporting ABI’s results in Altria’s financial results, in the third quarter of 2020, Altria expects to record amounts, which may be material, related to ABI’s goodwill impairment charge associated with its Africa businesses and ABI’s completion of the sale of its Australia subsidiary, each of which was recorded by ABI in its second quarter of 2020. Such amounts will include Altria’s share of amounts recorded by ABI in its second quarter of 2020, as well as additional adjustments. These adjustments, which have not yet been determined, relate to the following: (i) conversion from international financial reporting standards to United States generally accepted accounting principles, and (ii) adjustments to Altria’s investment required under the equity method of accounting.

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

On April 1, 2020, the U.S. Federal Trade Commission (“FTC”) issued an administrative complaint challenging Altria’s investment in JUUL. The FTC has not sought to preliminarily enjoin Altria from converting its non-voting JUUL shares to voting shares. Altria has not converted its non-voting JUUL shares to voting shares and is considering whether to do so. For further discussion on the FTC litigation, see Note 12. Contingencies -  Antitrust Litigation.

At June 30, 2020 and December 31, 2019, Altria had a 35% economic interest in JUUL. Altria accounted for its investment in JUUL as an investment in an equity security as of June 30, 2020. Since the JUUL shares do not have a readily determinable fair value, Altria has elected to measure its investment in JUUL at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There have been no upward or downward adjustments to the carrying value of Altria’s investment in JUUL resulting from observable price changes in orderly transactions since the JUUL Transaction through June 30, 2020.

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

Altria performed its qualitative assessment of potential impairment indicators for its investment in JUUL, which included the consideration of potential impacts of COVID-19 on JUUL’s business and JUUL’s strategic realignment of its international business, as part of the preparation of its financial statements for the period ended June 30, 2020. Altria’s assessment did not result in impairment at June 30, 2020. The carrying value of Altria’s investment in JUUL was $4.2 billion at June 30, 2020 and December 31, 2019.

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

▪
anti-dilution protections to purchase Cronos common shares, exercisable each quarter upon dilution, to maintain its ownership percentage. Certain of the anti-dilution protections provide Altria the ability to purchase additional Cronos common shares at a per share exercise price of Canadian dollar (“CAD”) $16.25 upon the occurrence of specified events (“Fixed-price Preemptive Rights”). Based on Altria’s assumptions as of June 30, 2020, Altria estimates the Fixed-price Preemptive Rights allows Altria to purchase up to an additional approximately 36 million common shares of Cronos; and

▪
a warrant providing Altria the ability to purchase up to an additional 10% of common shares of Cronos (approximately 78 million common shares at June 30, 2020) at a per share exercise price of CAD $19.00, which expires on March 8, 2023.

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

If exercised in full, the exercise prices for the warrant and Fixed-price Preemptive Rights are approximately CAD $1.5 billion and CAD $0.6 billion (approximately USD $1.1 billion and $0.4 billion, respectively, based on the CAD to USD exchange rate on July 24, 2020).
For a discussion of derivatives related to Altria’s investment in Cronos, including Altria’s accounting for changes in the fair value of these derivatives, see Note 5. Financial Instruments.
At June 30, 2020, Altria had a 45% ownership in Cronos, which Altria accounts for under the equity method of accounting. Altria reports its share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for Altria to record them in the concurrent period.

Altria nominated four directors, including one director who is independent from Altria, who serve on Cronos’s seven-member board of directors.

The fair value of Altria’s equity method investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy. The fair value of Altria’s equity method investment in Cronos at June 30, 2020 and December 31, 2019 was $0.9 billion and $1.2 billion, respectively, compared with its carrying value of $1.0 billion at June 30, 2020 and December 31, 2019. At June 30, 2020, the fair value of Altria’s equity method investment in Cronos was less than its carrying value by approximately 7.0%. Based on Altria’s evaluation of the duration and magnitude of the fair value decline, Altria’s evaluation of Cronos’s financial condition (including its strong cash position) and near-term prospects and Altria’s intent and ability to hold its investment in Cronos until recovery, Altria concluded that the decline in fair value of its equity method investment in Cronos below its carrying value is temporary and, therefore, no impairment was recorded.

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

At June 30, 2020 and December 31, 2019, Altria had foreign currency contracts with aggregate notional amounts of $1,402 million and $2,246 million, respectively. At June 30, 2020, Altria had foreign currency denominated debt with an aggregate fair value and carrying value of $5,000 million and $4,753 million, respectively. At December 31, 2019, Altria had foreign currency denominated debt with an aggregate fair value and carrying value of $5,057 million and $4,741 million, respectively.

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

Altria’s estimate of the fair value of its total long-term debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria’s total long-term debt at June 30, 2020 and December 31, 2019 was $33.1 billion and $30.7 billion, respectively, as compared with its carrying value of $29.0 billion and $28.0 billion, respectively.

Altria’s Fixed-price Preemptive Rights and warrant related to its investment in Cronos, which are further discussed in Note 4. Investments in Equity Securities, are derivative financial instruments, which are required to be recorded at fair value. The fair values of the Fixed-price Preemptive Rights and Cronos warrant are estimated using Black-Scholes option-pricing models, adjusted for observable inputs (which are classified in Level 1 of the fair value hierarchy), including share price, and unobservable inputs, including probability factors and weighting of expected life, volatility levels and risk-free interest rates (which are classified in Level 3 of the fair value hierarchy) based on the following assumptions at:

	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	Fixed-price Preemptive Rights		Cronos Warrant
Share price (1)	C$8.18	C$9.97	C$8.18	C$9.97
Expected life (2)	1.39 years	1.67 years	2.68 years	3.18 years
Expected volatility (3)	91.31%	81.61%	91.31%	81.61%
Risk-free interest rate (4)(5)	0.27%	1.71%	0.30%	1.69%
Expected dividend yield (6)	—%	—%	—%	—%
(1) Based on the closing market price for Cronos common stock on the Toronto Stock Exchange on the date indicated.
(2) Based on the weighted-average expected life of the Fixed-price Preemptive Rights (with a range from approximately 0.25 year to 6 years at June 30, 2020 and December 31, 2019) and the March 8, 2023 expiration date of the Cronos warrant.
(3) Based on a blend of historical volatility levels of the underlying equity security and peer companies.
(4) Based on the implied yield currently available on Canadian Treasury zero coupon issues (with a range from approximately 0.20% to 0.37% at June 30, 2020 and 1.66% to 1.74% at December 31, 2019) weighted for the remaining expected life of the Fixed-price Preemptive Rights.
(5) Based on the implied yield currently available on Canadian Treasury zero coupon issues and the expected life of the Cronos warrant.
(6) Based on Cronos’s expected dividend payments.

The following table provides a reconciliation of the beginning and ending balance of the Fixed-price Preemptive Rights and Cronos warrant, which are classified in Level 3 of the fair value hierarchy:

(in millions)
Balance at December 31, 2019	$303
Pre-tax earnings (losses) recognized in net earnings	(97)
Balance at June 30, 2020	$206

Altria elects to record the gross assets and liabilities of derivative financial instruments executed with the same counterparty on its condensed consolidated balance sheets. The fair values of Altria’s derivative financial instruments on a gross basis included on the condensed consolidated balance sheets were as follows:

	Fair Value of Assets			Fair Value of Liabilities
	Balance Sheet Classification	June 30, 2020	December 31, 2019	Balance Sheet Classification	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:	(in millions)
Foreign currency contracts	Other current assets	$20	$46	Other accrued liabilities	$1	$7
Foreign currency contracts	Other assets	—	—	Other liabilities	5	21
Total		$20	$46		$6	$28

Derivatives not designated as hedging instruments:
Cronos warrant	Investments in equity securities	$166	$234
Fixed-price Preemptive Rights	Investments in equity securities	40	69
Total		$206	$303

Total derivatives		$226	$349		$6	$28

Altria records in its condensed consolidated statements of earnings any changes in the fair values of the Fixed-price Preemptive Rights and Cronos warrant as gains or losses on Cronos-related financial instruments in the periods in which the changes occur. For the six and three months ended June 30, 2020 and 2019, Altria recognized pre-tax unrealized gains/(losses), representing the changes in the fair values of the Fixed-price Preemptive Rights and Cronos warrant, as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Fixed-price Preemptive Rights	$(29)	$(212)	$6	$(80)
Cronos warrant	(68)	(448)	34	(186)
	$(97)	$(660)	$40	$(266)

Additionally, in January and February 2019, Altria entered into derivative financial instruments in the form of forward contracts, which were settled in March 2019, to hedge Altria’s exposure to CAD to USD foreign currency exchange rate movements, in relation to the CAD $2.4 billion purchase price for the Cronos transaction. The aggregate notional amounts of the forward contracts were USD $1.8 billion (CAD $2.4 billion). The forward contracts did not qualify for hedge accounting; therefore, in the first quarter of 2019, pre-tax losses of USD $31 million representing changes in the fair values of the forward contracts were recorded in loss on Cronos-related financial instruments in Altria’s condensed consolidated statement of earnings.

Counterparties to Altria’s foreign currency contracts are domestic and international financial institutions. Altria is exposed to potential losses due to non-performance by these counterparties. Altria manages its credit risk by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure Altria has with each counterparty and monitoring the financial condition of each counterparty. The counterparty agreements contain provisions that require Altria to maintain an investment grade credit rating. In the event Altria’s credit rating falls below investment grade, counterparties to Altria’s foreign currency contracts can require Altria to post collateral. No collateral was received or posted related to derivative assets and liabilities at June 30, 2020 and December 31, 2019.

Net Investment Hedging

The pre-tax effects of Altria’s net investment hedges on accumulated other comprehensive losses and the condensed consolidated statements of earnings were as follows:

	Gain (Loss) Recognized in Accumulated Other Comprehensive Losses		Gain (Loss) Recognized in Net Earnings (1)		Gain (Loss) Recognized in Accumulated Other Comprehensive Losses		Gain (Loss) Recognized in Net Earnings (1)
	For the Six Months Ended June 30,				For the Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	(in millions)
Foreign currency contracts	$38	$13	$25	$16	$(18)	$(10)	$11	$7
Foreign currency denominated debt	(9)	(32)	—	—	(86)	(65)	—	—
Total	$29	$(19)	$25	$16	$(104)	$(75)	$11	$7
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

Note 6. Benefit Plans:

Components of Net Periodic Benefit (Income) Cost

Net periodic benefit (income) cost consisted of the following:

	For the Six Months Ended June 30,				For the Three Months Ended June 30,
	Pension		Postretirement		Pension		Postretirement
	2020	2019	2020	2019	2020	2019	2020	2019
	(in millions)
Service cost	$37	$35	$8	$8	$18	$18	$4	$4
Interest cost	126	152	30	40	63	75	15	20
Expected return on plan assets	(251)	(288)	(7)	(7)	(125)	(143)	(4)	(3)
Amortization:
Net loss	53	80	7	6	26	38	4	3
Prior service cost (credit)	2	3	(15)	(14)	1	2	(8)	(7)
Curtailment	—	7	—	5	—	—	—	—
Net periodic benefit (income) cost	$(33)	$(11)	$23	$38	$(17)	$(10)	$11	$17

Curtailment costs shown in the table above were related to the cost reduction program announced in December 2018, which was completed in 2019.

Employer Contributions

Altria makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. Altria made employer contributions of $11 million to its pension plans during the six months ended June 30, 2020. Currently, Altria anticipates making additional employer contributions to its pension plans during the remainder of 2020 of up to approximately $35 million based on current tax law. Altria did not make any employer contributions to its postretirement plans during the six months ended June 30, 2020. Currently, Altria anticipates making employer contributions to its postretirement plans of up to approximately $60 million in 2020. However, these estimates may be subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on assets, changes in interest rates or other considerations.

Note 7. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net earnings attributable to Altria	$3,495	$3,116	$1,943	$1,996
Less: Distributed and undistributed earnings attributable to share-based awards	(5)	(4)	(3)	(2)
Earnings for basic and diluted EPS	$3,490	$3,112	$1,940	$1,994

Weighted-average shares for basic EPS	1,858	1,872	1,858	1,870
Plus: contingently issuable performance stock units	1	—	1	—
Weighted-average shares for diluted EPS	1,859	1,872	1,859	1,870

Note 8. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria:

	For the Six Months Ended June 30, 2020
	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2019	$(2,192)	$(693)		$21	$(2,864)

Other comprehensive earnings (losses) before reclassifications	—	(1,140)		(39)	(1,179)
Deferred income taxes	—	238		—	238
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(902)		(39)	(941)

Amounts reclassified to net earnings	56	(15)		—	41
Deferred income taxes	(14)	4		—	(10)
Amounts reclassified to net earnings, net of deferred income taxes	42	(11)		—	31

Other comprehensive earnings (losses), net of deferred income taxes	42	(913)	(1)	(39)	(910)

Balances, June 30, 2020	$(2,150)	$(1,606)		$(18)	$(3,774)

	For the Three Months Ended June 30, 2020
	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, March 31, 2020	$(2,171)	$(395)		$33	$(2,533)

Other comprehensive earnings (losses) before reclassifications	—	(1,528)		(51)	(1,579)
Deferred income taxes	—	323		—	323
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(1,205)		(51)	(1,256)

Amounts reclassified to net earnings	28	(8)		—	20
Deferred income taxes	(7)	2		—	(5)
Amounts reclassified to net earnings, net of deferred income taxes	21	(6)		—	15

Other comprehensive earnings (losses), net of deferred income taxes	21	(1,211)	(1)	(51)	(1,241)

Balances, June 30, 2020	$(2,150)	$(1,606)		$(18)	$(3,774)

	For the Six Months Ended June 30, 2019
	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2018	$(2,168)	$(374)		$(5)	$(2,547)

Other comprehensive earnings (losses) before reclassifications	—	(182)		13	(169)
Deferred income taxes	—	39		(2)	37
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	(143)		11	(132)

Amounts reclassified to net earnings	78	(31)		—	47
Deferred income taxes	(20)	6		—	(14)
Amounts reclassified to net earnings, net of deferred income taxes	58	(25)		—	33

Other comprehensive earnings (losses), net of deferred income taxes	58	(168)	(1)	11	(99)

Balances, June 30, 2019	$(2,110)	$(542)		$6	$(2,646)

	For the Three Months Ended June 30, 2019
	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, March 31, 2019	$(2,139)	$(573)		$(5)	$(2,717)

Other comprehensive earnings (losses) before reclassifications	—	56		13	69
Deferred income taxes	—	(10)		(2)	(12)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	46		11	57

Amounts reclassified to net earnings	39	(19)		—	20
Deferred income taxes	(10)	4		—	(6)
Amounts reclassified to net earnings, net of deferred income taxes	29	(15)		—	14

Other comprehensive earnings (losses), net of deferred income taxes	29	31	(1)	11	71

Balances, June 30, 2019	$(2,110)	$(542)		$6	$(2,646)

(1) Primarily reflects Altria’s share of ABI’s currency translation adjustments and the impact of Altria’s designated net investment hedges. For further discussion of designated net investment hedges, see Note 5. Financial Instruments.

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Benefit Plans: (1)
Net loss	$69	$93	$35	$44
Prior service cost/credit	(13)	(15)	(7)	(5)
	56	78	28	39

ABI (2)	(15)	(31)	(8)	(19)

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings	$41	$47	$20	$20
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

Altria’s chief operating decision maker (the “CODM”) reviews operating companies income (loss) (“OCI”) to evaluate the performance of, and allocate resources to, the segments. OCI for the segments is defined as operating income before general corporate expenses and amortization of intangibles. Interest and other debt expense, net, net periodic benefit income/cost, excluding service cost, and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by the CODM.

Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net revenues:
Smokeable products	$11,209	$10,788	$5,603	$5,853
Oral tobacco products	1,261	1,142	660	602
Wine	277	316	131	165
All other	(21)	1	(27)	(1)
Net revenues	$12,726	$12,247	$6,367	$6,619
Earnings before income taxes:
OCI:
Smokeable products	$4,820	$4,303	$2,450	$2,371
Oral tobacco products	861	778	447	420
Wine	(366)	34	13	19
All other	(56)	(35)	(51)	(23)
Amortization of intangibles	(37)	(16)	(18)	(8)
General corporate expenses	(90)	(108)	(45)	(62)
Corporate asset impairment and exit costs	—	(1)	—	—
Operating income	5,132	4,955	2,796	2,717
Interest and other debt expense, net	(583)	(696)	(308)	(312)
Net periodic benefit income, excluding service cost	55	16	28	15
Earnings from equity investments	166	533	9	447
Gain (loss) on Cronos-related financial instruments	(97)	(691)	40	(266)
Earnings before income taxes	$4,673	$4,117	$2,565	$2,601

The comparability of OCI for the reportable segments was affected by the following:

Tobacco and Health Litigation Items - Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria’s condensed consolidated statements of earnings as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Smokeable products segment	$39	$40	$17	$25
Interest and other debt expense, net	3	5	1	3
Total	$42	$45	$18	$28

The amounts shown in the table above for the smokeable products segment were recorded in marketing, administration and research costs. For further discussion, see Note 12. Contingencies.

COVID-19 Special Items - Net pre-tax charges of $50 million ($41 million in the smokeable products segment and $9 million in the oral tobacco products segment) related to COVID-19 were recorded in Altria’s condensed consolidated statements of earnings for the six and three months ended June 30, 2020. The net charges, which were directly related to disruptions caused by or efforts to mitigate the impact of the COVID-19 pandemic, were recorded in costs of sales and included premium pay, personal protective equipment and health screenings, which were partially offset by certain employment tax credits. The COVID-19 special items do not include the inventory-related implementation costs associated with the wine business strategic reset. These implementation costs were due to increased inventory levels, which were further negatively impacted by government restrictions and economic uncertainty surrounding the COVID-19 pandemic.

Asset Impairment, Exit and Implementation Costs - See Note 3. Asset Impairment, Exit and Implementation Costs for a breakdown of these costs by segment.

Note 10. Debt:

Short-term Borrowings and Borrowing Arrangements

At June 30, 2020 and December 31, 2019, Altria had no short-term borrowings.

At June 30, 2020, Altria had a senior unsecured 5-year revolving credit agreement, dated August 1, 2018 (as amended, the “Credit Agreement”), that provides for borrowings up to an aggregate principal amount of $3.0 billion. The Credit Agreement, which is used for general corporate purposes, expires on August 1, 2023 and includes an option, subject to certain conditions, for Altria to extend the Credit Agreement for two additional one-year periods. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”), or a mutually agreed upon benchmark rate, plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”). The applicable percentage based on Altria’s long-term senior unsecured debt ratings at June 30, 2020 for borrowings under the Credit Agreement was 1.0%. The Credit Agreement does not include any other rating triggers, or any provisions that could require the posting of collateral.

In March 2020, due to the uncertainty at that time in the global capital markets, including the commercial paper markets, resulting from the COVID-19 pandemic, Altria elected to borrow the full $3.0 billion available under the Credit Agreement as a precautionary measure to increase its cash position and preserve financial flexibility. In June 2020, Altria repaid the full amount outstanding under the Credit Agreement.

The Credit Agreement includes various covenants, one of which requires Altria to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At June 30, 2020, the ratio of consolidated EBITDA to Consolidated Interest Expense, calculated in accordance with the Credit Agreement, was 9.1 to 1.0. At June 30, 2020, Altria was in compliance with its covenants in the Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in the Credit Agreement, include certain adjustments.

Any commercial paper issued by Altria and borrowings under the Credit Agreement are guaranteed by PM USA.
Long-term Debt

In May 2020, Altria issued USD denominated long-term senior unsecured notes in the aggregate principal amount of $2.0 billion (collectively, the “Notes”). The net proceeds from the Notes were used for general corporate purposes, which included repayment of the outstanding balance of the Credit Agreement. The Notes contain the following terms:

▪	$0.750 billion at 2.350%, due 2025, interest payable semiannually beginning November 6, 2020;

▪	$0.750 billion at 3.400%, due 2030, interest payable semiannually beginning November 6, 2020; and

▪	$0.500 billion at 4.450%, due 2050, interest payable semiannually beginning November 6, 2020.

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

The obligations of Altria under the Notes are guaranteed by PM USA.

During the first quarter of 2020, Altria repaid in full at maturity senior unsecured notes in the aggregate principal amount of $1.0 billion.

At June 30, 2020 and December 31, 2019, accrued interest on long-term debt of $393 million and $470 million, respectively, was included in other accrued liabilities on Altria’s condensed consolidated balance sheets.

For a discussion of the fair value of Altria’s long-term debt and the designation of its Euro denominated senior unsecured notes as a net investment hedge of its investment in ABI, see Note 5. Financial Instruments.

Note 11. Income Taxes:

The income tax rate of 25.4% for the six months ended June 30, 2020 increased 1.1 percentage points from the six months ended June 30, 2019. This increase was due primarily to the following:

▪	tax expense resulting from lower earnings on Altria’s equity investment in Cronos, which is taxed at a lower foreign tax rate; and

▪	net tax expense for adjustments resulting from amended returns and audit adjustments related to prior years.

The income tax rate of 24.4% for the three months ended June 30, 2020 increased 1.2 percentage points from the three months ended June 30, 2019. This increase was due primarily to the following:

▪	tax expense resulting from lower earnings on Altria’s equity investment in Cronos, which is taxed at a lower foreign tax rate; and

•	net tax expense for adjustments resulting from amended returns and audit adjustments related to prior years;

partially offset by:

•	net tax benefits related to Altria’s equity investment in Cronos, which included a valuation allowance release on a deferred tax asset.

A reconciliation of the beginning and ending valuation allowances for the period ended June 30, 2020 was as follows:

(in millions)	2020
Balance at beginning of year	$2,324
Additions to valuation allowance charged to income tax expense	32
Reductions to valuation allowance credited to income tax benefit	(141)
Foreign currency translation	5
Balance at end of year	$2,220

The current year addition to the valuation allowance was due primarily to a valuation allowance recorded for a deferred tax asset related to Altria’s equity investment in Cronos. The current year reduction to the valuation allowance was due primarily to the write-off of a deferred tax asset related to Altria’s equity investment in Cronos for which a valuation allowance had previously been established.

Altria is subject to income taxation in many jurisdictions. Unrecognized tax benefits reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within the control of Altria. At June 30, 2020, Altria’s total unrecognized tax benefits were $66 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at June 30, 2020 was $40 million, along with $26 million affecting deferred taxes. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $3 million. At December 31, 2019, Altria’s total unrecognized tax benefits were $64 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2019 was $40 million, along with $24 million affecting deferred taxes.

Note 12. Contingencies

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

The table below lists the number of certain tobacco-related cases pending in the U.S. against PM USA and, in some instances, Altria as of July 24, 2020, July 26, 2019 and July 23, 2018:

	July 24, 2020	July 26, 2019	July 23, 2018
Individual Smoking and Health Cases (1)	116	90	97
Health Care Cost Recovery Actions (2)	—	1	1
E-vapor Cases(3)	621
Other Tobacco-Related Cases(4)	4	4	6
(1) Includes 24 cases filed in Massachusetts and 49 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Class Action). Also does not include 1,471 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. In March 2018, 923 of these cases were voluntarily dismissed without prejudice.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) Includes 25 class action lawsuits, 561 individual lawsuits, 24 state or local government lawsuits and 11 lawsuits filed by school districts relating to JUUL e-vapor products. JUUL is an additional named defendant in each of these lawsuits.
(4) Includes two inactive smoking and health cases alleging personal injury or seeking court-supervised programs or ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, including one case in which the aggregated claims of a number of individual plaintiffs are to be tried in a single proceeding, and two inactive class action lawsuits alleging that use of the terms “Lights” and “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment, breach of warranty or violations of RICO.

International Tobacco-Related Cases

As of July 24, 2020, PM USA is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant. PM USA and Altria are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.

Tobacco-Related Cases Set for Trial

As of July 24, 2020, no Engle progeny cases or individual smoking and health cases against PM USA are set for trial through September 30, 2020. Cases against other companies in the tobacco industry may be scheduled for trial during this period. Trial dates are subject to change and some trials have been postponed due to the COVID-19 pandemic.

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

See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of July 24, 2020.

Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation)

After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $753 million and interest totaling approximately $216 million as of June 30, 2020. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $327 million and related interest totaling approximately $54 million.

The changes in Altria’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below are as follows:

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
(in millions)	2020		2019	2020	2019
Accrued liability for tobacco and health litigation items at beginning of period (1)	$14		$112	$10	$20
Pre-tax charges for:
Tobacco and health litigation	39	(2)	40	17	25
Related interest costs	3		5	1	3
Payments (1)	(34)	(3)	(144)	(6)	(35)
Accrued liability for tobacco and health litigation items at end of period (1)	$22		$13	$22	$13
(1) Includes amounts related to the costs of implementing the corrective communications remedy related to the Federal Government’s Lawsuit discussed below.
(2) Includes approximately $12 million related to pre-trial resolution of approximately 200 tobacco and health cases.
(3) Includes approximately $12 million in payments related to above-mentioned pre-trial resolution of approximately 200 tobacco and health cases and $2 million for pre-trial resolution of other tobacco and health cases that was accrued in 2019 but not paid until 2020.

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

Security for Judgments

To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of June 30, 2020, PM USA has posted appeal bonds totaling approximately $68 million, which have been collateralized with restricted cash that are included in assets on the condensed consolidated balance sheet.

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

Principe: In February 2020, a jury in a Florida state court returned a verdict in favor of plaintiff and against PM USA, awarding approximately $11 million in compensatory damages. There was no claim for punitive damages. PM USA’s appeal is pending in the Third District Court of Appeal.

Greene: In September 2019, a jury in a Massachusetts state court returned a verdict in favor of plaintiffs and against PM USA, awarding approximately $10 million in compensatory damages. In May 2020, the court ruled on plaintiffs’ remaining claim and trebled the compensatory damages award to approximately $30 million. PM USA plans to file post-trial motions.

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

Pending Engle Progeny Cases

The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of July 24, 2020, approximately 1,400 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 1,800 state court plaintiffs.  Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the Federal Engle Agreement (discussed below) resolved nearly all Engle progeny cases pending in federal court, as of July 24, 2020, four cases were pending against PM USA in federal court representing the cases excluded from that agreement.

Engle Progeny Trial Results

As of July 24, 2020, 134 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Seventy-eight verdicts were returned in favor of plaintiffs and four verdicts (Skolnick, Calloway, Oshinsky-Blacker and McCoy) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending.

Forty-eight verdicts were returned in favor of PM USA, of which 43 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of July 24, 2020. Four verdicts (Pearson, D. Cohen, Collar and Chacon) that were returned in favor of PM USA were subsequently reversed for new trials. Juries in two cases (Reider and Banks) returned zero damages verdicts in favor of PM USA. Juries in two other cases (Weingart and Hancock) returned verdicts against PM USA awarding no damages, but the trial court in each case decided to award plaintiffs damages. One case, Pollari, resulted in a verdict in favor of PM USA following a retrial of an initial verdict returned in favor of plaintiff. Appeals by plaintiff and defendants are pending. Three cases, Gloger, Rintoul (Caprio) and Duignan, resulted in verdicts in favor of plaintiffs following retrial of initial verdicts returned in favor of plaintiffs. Post-trial motions or appeals are pending. One case, Freeman, resulted in an appellate reversal of a jury verdict in favor of plaintiff, and a judgment in favor of PM USA.

The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists such cases that are pending as of July 24, 2020 where PM USA has recorded a provision in its consolidated financial statements because PM USA has determined that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated; the second chart lists other such cases that are pending as of July 24, 2020 but where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated; and the third chart lists other such cases that have concluded within the previous 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings.

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
$6 million accrual in the fourth quarter of 2018
Santoro	March 2017	PM USA, R.J. Reynolds and Liggett Group(2)	Broward	$2 million (<$1 million PM USA)	<$1 million	The Fourth District Court of Appeal affirmed the compensatory damages award and reinstated the punitive damages award. Defendants’ motion for rehearing was denied. PM USA plans to appeal.	<$1 million accrual for compensatory damages award in the second quarter of 2020
(1) Accrual amounts include interest and associated costs, if applicable. For cases with multiple defendants, if any, accrual amounts reflect the portion of compensatory damages PM USA believes it will have to pay if the case is ultimately decided in plaintiff’s favor after taking into account any portion potentially payable by the other defendant(s).
(2) References to “R.J. Reynolds,” “Lorillard” and “Liggett Group” are to R.J. Reynolds Tobacco Company, Lorillard Tobacco Company and Liggett Group, LLC, respectively.

Other Currently Pending Engle Cases with Verdicts Against PM USA (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Appeal Status
Duignan	February 2020(2)	PM USA and R.J. Reynolds	Pinellas	$3 million	$12 million	Defendants’ post-trial motions pending.
Cuddihee	January 2020	PM USA	Duval	$3 million	$0	Defendant’s post-trial motions denied. Defendant plans to appeal.
Rintoul (Caprio)	November 2019(2)	PM USA and R.J. Reynolds	Broward	$9 million ($5 million PM USA)	$74 million	Defendants’ post-trial motion pending.
Gloger	November 2019(2)	PM USA and R.J. Reynolds	Miami-Dade	$15 million ($5 million PM USA)	$11 million	Appeal by defendants to Third District Court of Appeal pending.
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	<$1 million	New trial ordered on punitive damages.
Neff	March 2019	PM USA and R.J. Reynolds	Broward	$4 million	$2 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Frogel	March 2019	PM USA	Palm Beach	<$1 million (<$1 million PM USA)	$0	Appeals by plaintiff and defendant to Fourth District Court of Appeal pending.
Mahfuz	February 2019	PM USA and R.J. Reynolds	Broward	$12 million	$10 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Holliman	February 2019	PM USA	Miami-Dade	$3 million	$0	Defendant’s appeal to Third District Court of Appeal pending.

Other Currently Pending Engle Cases with Verdicts Against PM USA (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Appeal Status
Chadwell	September 2018	PM USA	Miami-Dade	$2 million	$0	Third District Court of Appeal affirmed the compensatory damages award. PM USA petitioned Florida Supreme Court for review. Case stayed pending decision in Prentice.
Kaplan	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$2 million	Appeals by defendants and plaintiff to Fourth District Court of Appeal pending.
R. Douglas	November 2017	PM USA	Duval	<$1 million	$0	Awaiting entry of final judgment by the trial court.
Sommers	April 2017	PM USA	Miami-Dade	$1 million	$0	Third District Court of Appeal affirmed compensatory damages award and granted new trial on punitive damages. Defendant petitioned Florida Supreme Court for review.
Cooper (Blackwood)	September 2015	PM USA and R.J. Reynolds	Broward	$5 million (<$1 million PM USA)	$0	Fourth District Court of Appeal affirmed judgment and granted a new trial on punitive damages.
D. Brown	January 2015	PM USA	Federal Court - Middle District of Florida	$8 million	$9 million	Appeal by defendant to U.S. Court of Appeals for the Eleventh Circuit pending.
Dean (Kerrivan)	October 2014	PM USA and R.J. Reynolds	Federal Court - Middle District of Florida	$16 million	$16 million	U.S. Court of Appeals for the Eleventh Circuit affirmed the judgment. Defendants’ motion for rehearing pending.
Harris	July 2014	PM USA, R.J. Reynolds and Lorillard	Federal Court - Middle District of Florida	$2 million (<$ 1 million PM USA)	$0	Appeals by plaintiff and defendants to U.S. Court of Appeals for the Eleventh Circuit pending.
(1) PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.
(2) Plaintiff’s verdict following a retrial of an initial verdict in favor of plaintiff.

Engle Cases Concluded Within Past 12 Months(1) (rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Accrual Date	Payment Amount (if any)	Payment Date
Landi(2)	June 2018	PM USA and R.J. Reynolds	Broward	Second quarter of 2020	$10 million	July 2020
Theis(3)	May 2018	PM USA and R.J. Reynolds	Sarasota	First quarter of 2020	$17 million	February 2020
Alvarez Del Real	September 2019	PM USA	Miami-Dade	Fourth quarter of 2019	<$1 million	October 2019
Zingaro	May 2019	PM USA and R.J. Reynolds	Broward	Third quarter of 2019	<$1 million	October 2019
(1) In four cases in which PM USA paid the judgments more than a year ago, Naugle, Gore, M. Brown and Jordan, plaintiffs were awarded approximately $8 million, $2 million, $9 million and $4 million in fees and costs, respectively. PM USA has appealed in all of these cases. In another case concluded more than a year ago, Wallace, PM USA paid $2 million in fees and other costs in July 2020.
(2) In June 2020, the Fourth District Court of Appeal affirmed the compensatory damages award. As a result, in the second quarter of 2020, PM USA recorded a pre-tax provision of approximately $10 million for the judgment plus interest and paid this amount in July 2020.
(3) In February 2020, the Florida Second District Court of Appeal denied PM USA’s petition for review.  As a result, in the first quarter of 2020, PM USA recorded a pre-tax provision of approximately $17 million for the judgment plus interest and paid this amount.

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

As of July 24, 2020, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to Altria or its subsidiaries) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the U.S.). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.

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

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia and certain U.S. territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA and R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended June 30, 2020 and 2019, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1.0 billion and $1.2 billion, respectively. For the six months ended June 30, 2020 and 2019, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $2.1 billion for each period. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.

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

2003 and Subsequent NPM Adjustments - Continuing Disputes with States that have not Settled.

▪
2003 NPM Adjustment. In September 2013, an arbitration panel issued rulings regarding the 15 states and territories that remained in the arbitration, ruling that six of them did not establish valid defenses to the NPM Adjustment for 2003. In June 2014, two of these six states joined the multi-state settlement discussed above. With respect to the remaining four states, following the outcome of challenges in state courts, PM USA ultimately recorded $74 million primarily as a reduction to cost of sales, with the final adjustment being recorded in the third quarter of 2017. Subsequently, another one of the six states joined the multi-state settlement. Two potential disputes remain outstanding regarding the amount of interest due to PM USA and there is no assurance that PM USA will prevail in either of these disputes.

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

Other than Montana and New Mexico, all of the non-settling states participated in a 2004 multi-state arbitration. That arbitration initially concluded in July 2019, although Missouri was granted a hearing in June 2020. As of July 24, 2020, no decisions have resulted from the arbitration.

The PMs have reached an agreement with the states that have not settled (with the exception of Missouri and Montana) that the next round of NPM arbitrations will encompass three years, 2005-2007, and the parties are currently in the process of selecting an arbitration panel for the 2005-2007 arbitration. Missouri is participating in the selection, but has agreed to arbitrate only one year, 2005, before the panel. No assurance can be given as to when proceedings for 2008 and subsequent years will be scheduled or the precise form those proceedings will take.

The IA has calculated that PM USA’s share of the maximum potential NPM Adjustments for 2004-2019 is (exclusive of interest or earnings): $388 million for 2004; $181 million for 2005; $154 million for 2006; $185 million for 2007; $250 million for 2008; $211 million for 2009; $218 million for 2010; $166 million for 2011; $214 million for 2012; $224 million for 2013; $258 million for 2014; $313 million for 2015; $305 million for 2016; $297 million for 2017; $340 million for 2018 and $441 million for 2019. These maximum amounts will be reduced, likely substantially, to reflect the settlements with the signatory states and New York, and potentially for current and future calculation disputes and other developments. Finally, PM USA’s recovery of these amounts, even as reduced, is dependent upon subsequent determinations regarding state-specific defenses and disputes with other PMs.

Other Disputes Under the State Settlement Agreements

The payment obligations of the tobacco product manufacturers that are parties to the State Settlement Agreements, as well as the allocations of any NPM Adjustments and related settlements, have been and may continue to be affected by R.J. Reynolds’s acquisition of Lorillard in 2015 and its related sale of certain cigarette brands to ITG (the “ITG brands”). In particular, R.J.

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

In January 2017, PM USA and the State of Florida each filed a motion in Florida state court against R.J. Reynolds and ITG seeking to enforce the Florida State Settlement Agreement. In August 2018, the Florida trial court entered final judgment ruling that R.J. Reynolds (and not ITG) must make settlement payments under the Florida State Settlement Agreement on the ITG brands, and ordering R.J. Reynolds to pay PM USA approximately $9.8 million (inclusive of interest) for the 2015-2017 period. Both R.J. Reynolds and PM USA filed notices of appeal and, in July 2020, the Florida Fourth District Court of Appeal affirmed the trial court’s decision.

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

In 2014 and 2019, Altria and PM USA recorded provisions totaling approximately $36 million for the estimated costs of implementing the corrective communications remedy.

The requirements related to corrective statements at point-of-sale remain outstanding. In May 2014, the district court ordered further briefing on the issue, which was completed in June 2014. In May 2018, the parties submitted a joint status report and additional briefing on point-of-sale signage to the district court. In May 2019, the district court ordered a hearing on the point-of-sale signage issue. A hearing date has not been scheduled.

In July 2020, the United States government filed a motion with the district court asking for clarification as to whether the court-ordered injunction that applies to cigarettes also applies to HeatSticks, a heated tobacco product used with the IQOS electronic device.

E-vapor Product Litigation

As of July 24, 2020, Altria and/or its subsidiaries, including PM USA, were named as defendants in 25 class action lawsuits relating to JUUL e-vapor products. JUUL is an additional named defendant in each of these lawsuits. The theories of recovery include violation of RICO, fraud, failure to warn, design defect, negligence and unfair trade practices. Plaintiffs also sought to add antitrust claims due to the recent action by the FTC. Although the court denied this request in the class action lawsuits, the individual antitrust claims remain pending before the same court. See Antitrust Litigation below for further discussion. Plaintiffs seek various remedies, including compensatory and punitive damages and an injunction prohibiting product sales.

Altria and/or its subsidiaries, including PM USA, also have been named as defendants in other lawsuits involving JUUL e-vapor products, including 561 individual lawsuits, 11 lawsuits filed by school districts and 14 lawsuits filed by state or local governments, including the state of Hawaii. JUUL is an additional named defendant in each of these lawsuits.

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

In the second quarter of 2020, Altria and its subsidiaries filed motions to dismiss certain claims in these cases, including the federal RICO claim.

No case in which Altria or any of its subsidiaries is named has been set for trial.

JUUL also is named in a significant number of additional individual and class action lawsuits to which neither Altria nor any of its subsidiaries is currently named.

Certain Other Tobacco-Related Litigation

IQOS Litigation

In April 2020, RAI Strategic Holdings, Inc. and R.J. Reynolds Vapor Co., which are affiliates of R.J. Reynolds, filed a lawsuit against Altria, PM USA, Altria Client Services LLC, PMI and its affiliate Philip Morris Products S.A., in the United States District Court for the Eastern District of Virginia. The lawsuit asserts claims of patent infringement based on the sale of the IQOS electronic device and HeatSticks in the United States. Plaintiffs seek various remedies, including preliminary and permanent injunctive relief, treble damages and attorneys’ fees. Altria and PMI have been dismissed from the lawsuit. In June 2020, the remaining defendants filed a motion to dismiss certain of plaintiffs’ claims and also filed counterclaims against the plaintiffs for infringement of various patents owned by the remaining defendants.

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

“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions

Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or its other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of July 24, 2020, two “Lights/Ultra Lights” class actions are pending in U.S. state court. Neither case is active.

As of July 24, 2020, two smoking and health cases alleging personal injury or seeking court-supervised programs or ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, are pending in their respective U.S. state courts. Neither case is active.

UST Litigation

UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of July 24, 2020, there is one case pending against USSTC.

Antitrust Litigation

In April 2020, the FTC issued an administrative complaint against Altria and JUUL alleging that Altria’s 35% investment in JUUL and the associated agreements constitute an unreasonable restraint of trade in violation of Section 1 of the Sherman Antitrust Act of 1890 (“Sherman Act”) and Section 5 of the Federal Trade Commission Act of 1914 (“FTC Act”), and substantially lessened competition in violation of Section 7 of the Clayton Antitrust Act (“Clayton Act”). If the FTC’s challenge is successful, the FTC may order a broad range of remedies, including divestiture of Altria’s minority investment in JUUL, rescission of the transaction and all associated agreements, and prohibition against any officer or director of either Altria or JUUL serving on the other party’s board of directors or attending meetings of the other party’s board of directors. The administrative trial will take place before an FTC administrative law judge and is currently scheduled to begin April 13, 2021. Any ruling by the FTC is subject to review by the FTC Commissioners and subsequently, by a federal appellate court.

Also as of July 24, 2020, 14 putative class action lawsuits have been filed against Altria and JUUL in the United States District Court for the Northern District of California. The lawsuits cite the FTC administrative complaint and allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Act, Section 7 of the Clayton Act and various state antitrust laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid, divestiture of Altria’s minority investment in JUUL and rescission of the transaction.

Neither the FTC nor the private plaintiffs has sought to preliminarily enjoin Altria from converting Altria’s non-voting JUUL shares to voting shares or appointing directors to the JUUL board of directors. As of July 24, 2020, Altria has not exercised these rights.

Shareholder Class Action

In October and December 2019, two purported Altria shareholders filed putative class action lawsuits against Altria, Howard A. Willard III, Altria’s former Chairman and Chief Executive Officer, and William F. Gifford, Jr., Altria’s former Vice Chairman and Chief Financial Officer and current Chief Executive Officer, in the United States District Court for the Eastern District of New York. In December 2019, the court consolidated the two lawsuits into a single proceeding. The consolidated lawsuit was subsequently transferred to the United States District Court for the Eastern District of Virginia. The lawsuit asserts claims under Sections 10(b) and 20(a) and under Rule 10b-5 of the Exchange Act. In April 2020, JUUL, its founders, and some of its current and former executives were added to the lawsuit. The claims allege false and misleading statements and omissions relating to Altria’s investment in JUUL. Plaintiffs seek various remedies, including damages and attorneys’ fees. In July 2020, the defendants filed motions to dismiss plaintiffs’ claims.

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria have agreed to indemnify a limited number of third parties in the event of future litigation. At June 30, 2020, Altria and certain of its subsidiaries (i) had $50 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for guarantees related to their own performance, including $25 million for surety bonds; and (iii) had a redeemable noncontrolling interest of $38 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity.

Under the terms of a distribution agreement between Altria and PMI (the “Distribution Agreement”), entered into as a result of Altria’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria does not have a related liability recorded on its condensed consolidated balance sheet at June 30, 2020 as the fair value of this indemnification is insignificant. PMI has agreed not to seek indemnification with respect to the IQOS patent litigation discussed above under Certain Other Tobacco-Related Litigation - IQOS Litigation.

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
Executive Summary

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, Altria refers to the following “adjusted” financial measures: adjusted operating companies income (loss) (“OCI”); adjusted OCI margins; adjusted net earnings attributable to Altria; adjusted diluted earnings per share attributable to Altria (“EPS”); and adjusted effective tax rate. These adjusted financial measures are not required by, or calculated in accordance with, United States generally accepted accounting principles (“GAAP”) and may not be calculated the same as similarly titled measures used by other companies. These adjusted financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Except as noted below, when Altria provides a non-GAAP measure in this Form 10-Q, it also provides a reconciliation of that non-GAAP financial measure to the most directly comparable GAAP financial measure. For a further description of these non-GAAP financial measures, see the Non-GAAP Financial Measures section below.

COVID-19

The COVID-19 pandemic has led to adverse impacts on the U.S. and global economies and continues to create economic uncertainty. Although much uncertainty still surrounds the pandemic, including its duration and ultimate overall impact on U.S and global economies, our subsidiaries’ operations and those of Altria’s investees, Altria continues to monitor the macroeconomic risks of COVID-19 and to carefully evaluate potential outcomes and work to mitigate risks. Specifically, Altria is focused on any potential impact to its liquidity, operations, supply and distribution chains and on economic conditions.

In terms of Altria’s liquidity, despite some volatility in the commercial paper market in March 2020, Altria believes it is in a solid financial position and, for the coming quarters, expects to continue to maintain a higher cash balance than normal to preserve its financial flexibility. As a precautionary measure, in March 2020, Altria borrowed the full $3.0 billion available under its senior unsecured 5-year revolving credit agreement, dated August 1, 2018 (as amended, the “Credit Agreement”), which Altria subsequently repaid in full in June 2020. In May 2020, Altria issued $2.0 billion of long-term debt in the form of senior unsecured notes. In April 2020, Altria’s Board of Directors (the “Board of Directors”) rescinded the $500 million remaining in the previously authorized $1.0 billion share repurchase program. Altria did not repurchase any shares in the first half of 2020.

As with so many other companies throughout the U.S. and globally, Altria’s operations have been affected by COVID-19. Altria has implemented remote working for many employees and aligned with the recommended social distancing protocols from public health authorities. To date, Altria believes its tobacco businesses have not experienced any material adverse effects associated with governmental actions to restrict consumer movement or business operations, but continues to monitor these factors. Altria continues to believe that remote working due to the COVID-19 pandemic has had minimal impact on productivity. Also, Altria’s critical information technology systems have remained operational. Although Altria’s tobacco businesses temporarily suspended operations at several of their manufacturing facilities in March 2020, operations resumed at those facilities under enhanced safety protocols in April 2020, and all of Altria’s tobacco manufacturing facilities are currently operational. In addition, Helix Innovations LLC (“Helix”) continues to build domestic manufacturing capacity for on! in the Richmond Manufacturing Center. Helix expects to achieve annualized production capacity of 50 million cans by the end of 2020 and continues to expect to remove capacity constraints in 2021. Helix continues to install equipment and expand distribution. Altria continues to monitor the risks associated with facility disruptions and workforce availability as a result of COVID-19 uncertainty.

Altria’s suppliers and those within its distribution chain are also subject to government action requiring the closure of a facility and remote working protocols. To date, Altria has not experienced any material disruptions to its supply chains or distribution systems, nor has it experienced any material adverse effects associated with governmental actions to restrict consumer movement or business operations, but is continuing to monitor these factors. The majority of retail stores in which Altria’s tobacco products are sold, including convenience stores, have been deemed to be essential businesses by authorities and have remained open. Altria continues to monitor the risk that a supplier, distributor or any other entity within our supply and distribution chain closes temporarily or permanently.

In June 2020, Philip Morris USA Inc. (“PM USA”) re-opened its Atlanta and Richmond IQOS stores, and in July 2020, PM USA launched IQOS in Charlotte, with all stores operating under enhanced safety protocols. PM USA expects HeatSticks to be sold in more than 700 retail stores across the Atlanta, Richmond and Charlotte markets by the end of August.

In the second quarter and first six months of 2020, Altria incurred net pre-tax charges of $50 million, which were directly related to disruptions caused by or efforts to mitigate the impact of the COVID-19 pandemic. These costs, which were excluded from Altria’s adjusted results, included premium pay, personal protective equipment and health screenings, partially offset by certain employment tax credits. These net pre-tax charges do not include the inventory-related implementation costs associated with the wine business strategic reset.

Although Altria’s core tobacco businesses have not been materially impacted to date by COVID-19, there is continued uncertainty as to how COVID-19 may impact adult consumers. Altria is monitoring the macro-economic risks of COVID-19 and their effect on adult tobacco consumers, including impacts to unemployment rates, consumer confidence levels, number of housing starts and gasoline prices. Altria also continues to monitor adult tobacco consumers’ purchasing behavior, including overall tobacco product expenditures, mix between premium and discount brand purchases and interest in noncombustible products.

While Altria’s core tobacco businesses have not been materially impacted to date by COVID-19, Altria has experienced some impacts to its alcohol assets. In the wine business, Ste. Michelle Wine Estates Ltd.’s (“Ste. Michelle”) direct-to-consumer sales and on-premise wine sales in restaurants, bars and hospitality venues and on cruise lines continue to be negatively impacted by disruptions arising from the COVID-19 pandemic, which also may have an impact on adult wine consumers going forward. In the first quarter of 2020, Ste. Michelle recorded pre-tax charges of $392 million consisting of (i) the write-off of inventory and (ii) estimated losses on future non-cancelable grape purchase commitments associated with product volume demand uncertainty, which were further impacted by government restrictions and the economic uncertainty surrounding the COVID-19 pandemic. Altria and Ste. Michelle also undertook a review of the wine business resulting in a strategic reset. Ste. Michelle continues to monitor the impact of COVID-19 associated risks to its business, results of operations, cash flows or financial position.

Anheuser-Busch InBev SA/NV (“ABI”) has also been impacted by COVID-19, including a 50% reduction to its final 2019 dividend paid in the second quarter of 2020; the withdrawal of its guidance for 2020 due to the uncertainty, volatility and impact of COVID-19; and a goodwill impairment charge related to its Africa businesses in its second quarter of 2020 (which Altria will record in the third quarter of 2020 due to its one-quarter lag in reporting ABI’s results). As a result of these actions, Altria has reduced expectations for equity earnings and cash dividends from ABI in 2020. In addition, the extreme market disruption and volatility associated with COVID-19 have resulted in a steep decline in ABI’s stock price, and the fair value of Altria’s investment in ABI is now well below the carrying value of its investment in ABI. While Altria believes that this decline is temporary, it will continue to monitor its investment in ABI, including the impact of COVID-19 on ABI’s business and market valuation. If Altria were to conclude that the decline in fair value is other than temporary, Altria would determine and recognize, in the period identified, the impairment of its investment, which could be material.

Altria considered the impact of COVID-19 on the business of JUUL Labs, Inc. (“JUUL”), including its sales, distribution, operations, supply chain and liquidity, in conducting its periodic impairment assessment. Altria’s assessment did not result in impairment at June 30, 2020. Altria will continue to monitor its investment in JUUL and the impact of COVID-19 on JUUL’s business.

Altria has considered the impact of COVID-19 on the business of Cronos Group Inc. (“Cronos”), including its sales, distribution, operations, supply chain and liquidity. Altria believes Cronos has been impacted by COVID-19, due in part to government action requiring closures of retail stores in the United States. In addition, the fair value of Altria’s equity method investment in Cronos was approximately 7% less than its carrying value of $1.0 billion at June 30, 2020. While Altria believes that this decline in fair value is temporary, it will continue to monitor its equity method investment in Cronos, including the impact of COVID-19 on Cronos’s business and market valuation. If Altria were to conclude that the decline in fair value is other than temporary, Altria would determine and recognize, in the period identified, the impairment of its equity method investment, which could be material.
Altria reestablished its full-year 2020 adjusted diluted EPS guidance based on a better understanding of COVID-19 impacts on adult tobacco consumer purchasing behavior and an additional quarter of ABI earnings contributions. See 2020 Forecasted Results below.

Consolidated Results of Operations for the Six Months Ended June 30, 2020: The changes in net earnings attributable to Altria and diluted EPS attributable to Altria for the six months ended June 30, 2020, from the six months ended June 30, 2019, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the six months ended June 30, 2019	$3,116	$1.66

2019 Asset impairment, exit, implementation and acquisition-related costs	158	0.08
2019 Tobacco and health litigation items	34	0.02
2019 ABI-related special items [1]	27	0.02
2019 Cronos-related special items	384	0.21
2019 Tax items	41	0.02
Subtotal 2019 special items	644	0.35

2020 Implementation and acquisition-related costs	(306)	(0.16)
2020 Tobacco and health litigation items	(32)	(0.02)
2020 ABI-related special items	(139)	(0.07)
2020 Cronos-related special items	(1)	—
2020 COVID-19 special items	(37)	(0.02)
2020 Tax items	(51)	(0.03)
Subtotal 2020 special items	(566)	(0.30)

Fewer shares outstanding	—	0.01
Change in tax rate	(15)	(0.01)
Operations	316	0.17
For the six months ended June 30, 2020	$3,495	$1.88

2020 Reported Net Earnings	$3,495	$1.88
2019 Reported Net Earnings	$3,116	$1.66
% Change	12.2%	13.3%

2020 Adjusted Net Earnings and Adjusted Diluted EPS	$4,061	$2.18
2019 Adjusted Net Earnings and Adjusted Diluted EPS [1]	$3,760	$2.01
% Change	8.0%	8.5%
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

Operations: The increase of $316 million in operations shown in the table above was due primarily to higher income from the smokeable products and oral tobacco products segments, partially offset by lower earnings from Altria’s equity investments in ABI and Cronos.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.

Consolidated Results of Operations for the Three Months Ended June 30, 2020: The changes in net earnings attributable to Altria and diluted EPS attributable to Altria for the three months ended June 30, 2020, from the three months ended June 30, 2019, were due primarily to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)
For the three months ended June 30, 2019	$1,996	$1.07

2019 Asset impairment, exit and implementation costs	33	0.02
2019 Tobacco and health litigation items	21	0.01
2019 ABI-related special items [1]	(102)	(0.06)
2019 Cronos-related special items	56	0.03
2019 Tax items	22	0.01
Subtotal 2019 special items	30	0.01

2020 Implementation and acquisition-related costs	(6)	—
2020 Tobacco and health litigation items	(13)	(0.01)
2020 ABI-related special items	(95)	(0.05)
2020 Cronos-related special items	94	0.05
2020 COVID-19 special items	(37)	(0.02)
2020 Tax items	(27)	(0.02)
Subtotal 2020 special items	(84)	(0.05)

Fewer shares outstanding	—	0.01
Change in tax rate	(14)	(0.01)
Operations	15	0.01
For the three months ended June 30, 2020	$1,943	$1.04

2020 Reported Net Earnings	$1,943	$1.04
2019 Reported Net Earnings	$1,996	$1.07
% Change	(2.7)%	(2.8)%

2020 Adjusted Net Earnings and Adjusted Diluted EPS	$2,027	$1.09
2019 Adjusted Net Earnings and Adjusted Diluted EPS [1]	$2,026	$1.08
% Change	—%	0.9%
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

Operations: The increase of $15 million in operations shown in the table above was due primarily to higher income from the smokeable products and oral tobacco products segments, partially offset by lower earnings from Altria’s equity investments in ABI and higher losses in the all other category (primarily driven by the reduction of the estimated residual value of an asset at Altria’s financial services business in 2020).

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.

2020 Forecasted Results: Altria expects its 2020 full-year adjusted diluted EPS to be in the range of $4.21 to $4.38, representing a growth rate in the range of 0% to 4% over its 2019 full-year adjusted diluted EPS base of $4.21. This forecasted growth rate excludes the 2020 forecasted income and expense items in the second table below. While the 2020 full-year adjusted diluted EPS guidance accounts for a range of scenarios, the external environment remains dynamic. Altria will continue to monitor ABI performance and conditions for adult tobacco consumers, including unemployment rates, disposable income (which may be impacted by potential changes in government stimulus and unemployment payments) and purchasing behaviors. Altria expects its 2020 full-year adjusted effective tax rate to be in a range of 24% to 26%.

Reconciliation of 2019 Reported Diluted EPS to 2019 Adjusted Diluted EPS
2019
2019 Reported diluted EPS	$(0.70)
Asset impairment, exit, implementation and acquisition-related costs	0.15
Tobacco and health litigation items	0.03
Impairment in JUUL equity securities	4.60
ABI-related special items [1]	(0.16)
Cronos-related special items	0.34
Tax items	(0.05)
2019 Adjusted diluted EPS	$4.21
1 This amount has been recast to conform with current period presentation for certain ABI mark-to-market adjustments that were not previously identified as special items and that are now excluded from Altria’s adjusted financial measures.

The following (income) expense items are excluded from Altria’s 2020 forecasted growth rate provided above:

(Income) Expense Excluded from 2020 Forecasted Adjusted Diluted EPS
2020
Implementation and acquisition-related costs	$0.16
Tobacco and health litigation items	0.02
ABI-related special items [1]	0.07
COVID-19 special items	0.02
Tax items [2]	0.05
$0.32
1 Excludes amounts that Altria expects to record, which may be material, related to ABI’s goodwill impairment charge associated with its Africa businesses and ABI’s completion of the sale of its Australia subsidiary, each of which was recorded by ABI in its second quarter of 2020. Such amounts will include Altria’s share of amounts recorded by ABI in its second quarter of 2020, as well as additional adjustments. These adjustments, which have not yet been determined, relate to the following: (i) conversion from international financial reporting standards to GAAP, and (ii) adjustments to Altria’s investment required under the equity method of accounting. Altria will record these amounts in the third quarter of 2020, consistent with the one-quarter lag for reporting ABI’s results in Altria’s financial results.
2 This amount includes estimated per share charges of $0.02 that Altria will record in the second half of 2020. This tax expense represents a partial reversal of the tax basis benefit recorded in 2017 attributable to the deemed repatriation tax related to Altria’s investment in ABI.

For a discussion of certain income and expense items excluded from the forecasted results above, see the Consolidated Operating Results section below.

Altria’s full-year adjusted diluted EPS guidance and full-year forecast for its adjusted effective tax rate exclude the impact of certain income and expense items, including those items noted in the Non-GAAP Financial Measures section below, that management believes are not part of underlying operations. Altria’s management cannot estimate on a forward-looking basis the impact of these items on its reported diluted EPS or its reported effective tax rate because these items, which could be significant, may be unusual or infrequent, are difficult to predict and may be highly variable. As a result, Altria does not provide a corresponding GAAP measure for, or reconciliation to, its adjusted diluted EPS guidance or its adjusted effective tax rate forecast.

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
Altria reviews its equity investments accounted for under the equity method of accounting (ABI and Cronos) for impairment at least quarterly in connection with the preparation of its financial statements by comparing the fair value of each of its investments to their carrying value. If the carrying value of an investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified.
Investment in ABI
At June 30, 2020, Altria’s investment in ABI consisted of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. The fair value of Altria’s equity investment in ABI is based on: (i) unadjusted quoted prices in active markets for ABI’s ordinary shares and was classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets, for the Restricted Shares, and was classified in Level 2 of the fair value hierarchy. Altria may, in certain instances, pledge or otherwise grant a security interest in all or part of its Restricted Shares. In the event the pledgee or security interest holder were to foreclose on the Restricted Shares, the encumbered Restricted Shares will be automatically converted, one-for-one, into ordinary shares. Therefore, the fair value of each Restricted Share is based on the value of an ordinary share.
The fair value of Altria’s equity investment in ABI at June 30, 2020 and December 31, 2019 was $9.7 billion (carrying value of $16.9 billion) and $16.1 billion (carrying value of $18.1 billion), respectively, which was less than its carrying value by approximately 42% and 11%, respectively. At July 24, 2020, the fair value of Altria’s investment was approximately $10.8 billion (approximately 36% below its carrying value). As recently as September 30, 2019, the fair value of Altria’s equity investment in ABI exceeded its carrying value. In October 2019, the fair value of Altria’s equity investment in ABI declined below its carrying value and has not recovered. Altria has evaluated the factors related to the fair value decline, including the recent impact on the fair value of ABI’s shares amidst the COVID-19 pandemic. The economic uncertainties of the COVID-19 pandemic have also impacted ABI’s business, as further indicated by a goodwill impairment charge recorded by ABI related to its Africa businesses in the second quarter of 2020. Altria has also evaluated the duration and magnitude of the fair value decline at June 30, 2020, ABI’s financial condition and near-term prospects, and Altria’s intent and ability to hold its investment in ABI until recovery. Altria concluded at June 30, 2020, the decline in fair value of its investment in ABI below its carrying value is temporary and, therefore, no impairment was recorded. This conclusion was based on the following factors:

▪
the fair value of Altria’s equity investment in ABI historically exceeding its carrying value since October 2016, when Altria obtained its ownership interest in ABI, with the exception of certain periods starting in September 2018;

▪
a history of significant recovery in stock price during 2019, as well as an increase from March 31, 2020 to July 24, 2020, which Altria believes indicates investor confidence in ABI’s ability to implement its business strategies and deleveraging plans;

▪	the period of time (less than one year) that ABI shares have traded below Altria’s carrying value;

▪
the continued industry disruption and volatility associated with the COVID-19 pandemic, resulting in stock performance among ABI competitors that Altria does not believe are reflective of actual underlying equity values;

▪
ABI’s recent proactive actions to preserve financial flexibility through the period of significant financial market and operational volatility and uncertainty associated with the COVID-19 pandemic, including the following actions since December 31, 2019: (i) ABI’s 50% reduction to its final 2019 dividend paid in the second quarter of 2020; (ii) ABI’s borrowing of the full $9 billion commitment under its revolving credit facility, which was subsequently repaid in full as of June 30, 2020; and (iii) ABI’s debt issuances for general corporate purposes;

▪
while ABI’s leverage has recently increased to preserve financial flexibility, ABI continues to be committed to its long-term deleveraging initiative, including the following actions in 2020: (i) ABI’s 50% reduction to its final 2019 dividend paid in the second quarter of 2020; (ii) ABI’s completion of the sale of its Australia subsidiary in the second quarter of 2020 and affirmation that substantially all proceeds from the divestiture will be used to reduce debt; (iii) ABI’s cash tender offer to purchase certain outstanding notes; and (iv) ABI’s redemption of the outstanding principal amount of certain notes;

▪
ABI’s global platform (world’s largest brewer by volume and one of the world’s top ten consumer products companies by revenue) with strong market positions in key markets, geographic diversification, experienced management team, strict financial discipline (cost management and efficiency) and expected earnings and history of performance;

▪
the strategic plans implemented by ABI in response to the adverse impacts of the COVID-19 pandemic, including the ability to leverage learnings from recovering markets, to better position ABI for a robust recovery; and

▪
Altria’s ownership of restricted shares being subject to a five-year lock-up (subject to limited exceptions) ending October 10, 2021, which Altria believes provides sufficient time to allow for an anticipated recovery in the fair value of its investment in ABI.

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

Investment in Cronos
The fair value of Altria’s equity method investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy. The fair value of Altria’s equity method investment in Cronos at June 30, 2020 and December 31, 2019 was $0.9 billion and $1.2 billion, respectively, compared with its carrying value of $1.0 billion at June 30, 2020 and December 31, 2019. At June 30, 2020, the fair value of Altria’s equity method investment in Cronos was below its carrying value by approximately 7%. Cronos’s share price has continued to be volatile, along with the overall equity stock markets. While the fair value of Altria’s equity method investment in Cronos was below its carrying value at June 30, 2020, its fair value exceeded its carrying value at certain times during the second quarter of 2020 and in July 2020. At July 24, 2020, the fair value of Altria’s equity method investment in Cronos was approximately $1.0 billion (which approximates its carrying value). Based on Altria’s evaluation of the duration (fairly short period of time) and magnitude of the fair value decline at June 30, 2020, Altria’s evaluation of Cronos’s financial condition (including its strong cash position) and near-term prospects, and Altria’s intent and ability to hold its investment in Cronos until recovery, Altria concluded that the decline in fair value of its equity method investment in Cronos below its carrying value is temporary and, therefore, no impairment was recorded.
Altria will continue to monitor its equity method investment in Cronos, including the impact of the COVID-19 pandemic on Cronos’s business and market valuation. If Altria were to conclude that the decline in fair value is other than temporary, Altria would determine and recognize, in the period identified, the impairment of its equity method investment, which could result in a material adverse effect on Altria’s consolidated financial position or earnings.
For further discussion of Altria’s investments in ABI and Cronos, see Note 4. Investments in Equity Securities to the condensed consolidated financial statements in Item 1.

Consolidated Operating Results

	For the Six Months Ended June 30		For the Three Months Ended June 30
	2020	2019	2020	2019
	(in millions)
Net revenues:
Smokeable products	$11,209	$10,788	$5,603	$5,853
Oral tobacco products	1,261	1,142	660	602
Wine	277	316	131	165
All other	(21)	1	(27)	(1)
Net revenues	$12,726	$12,247	$6,367	$6,619

Excise taxes on products:
Smokeable products	$2,543	$2,592	$1,265	$1,389
Oral tobacco products	65	63	34	32
Wine	9	10	5	5
Other	1	—	1	—
Excise taxes on products	$2,618	$2,665	$1,305	$1,426

Operating income:
OCI:
Smokeable products	$4,820	$4,303	$2,450	$2,371
Oral tobacco products	861	778	447	420
Wine	(366)	34	13	19
All other	(56)	(35)	(51)	(23)
Amortization of intangibles	(37)	(16)	(18)	(8)
General corporate expenses	(90)	(108)	(45)	(62)
Corporate asset impairment and exit costs	—	(1)	—	—
Operating income	$5,132	$4,955	$2,796	$2,717

As discussed further in Note 9. Segment Reporting to the condensed consolidated financial statements in Item 1 (“Note 9”), Altria’s chief operating decision maker (“CODM”) reviews OCI to evaluate the performance of, and allocate resources to, the segments. OCI for the segments is defined as operating income before general corporate expenses and amortization of intangibles.

The following table provides a reconciliation of adjusted net earnings attributable to Altria and adjusted diluted EPS attributable to Altria for the six months ended June 30:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Net Earnings Attributable to Altria	Diluted EPS
2020 Reported	$4,673	$1,185	$3,488	$3,495	$1.88
ABI-related special items	176	37	139	139	0.07
Implementation and acquisition-related costs	403	97	306	306	0.16
Tobacco and health litigation items	42	10	32	32	0.02
Cronos-related special items	1	—	1	1	—
COVID-19 special items	50	13	37	37	0.02
Tax items	—	(51)	51	51	0.03
2020 Adjusted for Special Items	$5,345	$1,291	$4,054	$4,061	$2.18

2019 Reported	$4,117	$999	$3,118	$3,116	$1.66
ABI-related special items [1]	34	7	27	27	0.02
Asset impairment, exit, implementation and acquisition-related costs	204	46	158	158	0.08
Tobacco and health litigation items	45	11	34	34	0.02
Cronos-related special items	544	160	384	384	0.21
Tax items	—	(41)	41	41	0.02
2019 Adjusted for Special Items	$4,944	$1,182	$3,762	$3,760	$2.01
1Prior period amounts have been recast to conform with current period presentation for certain ABI mark-to-market adjustments that were not previously identified as special items and that are now excluded from Altria’s adjusted financial measures.

The following table provides a reconciliation of adjusted net earnings attributable to Altria and adjusted diluted EPS attributable to Altria for the three months ended June 30:

(in millions of dollars, except per share data)	Earnings before Income Taxes	Provision for Income Taxes	Net Earnings	Net Earnings Attributable to Altria	Diluted EPS
2020 Reported	$2,565	$627	$1,938	$1,943	$1.04
ABI-related special items	120	25	95	95	0.05
Implementation and acquisition-related costs	8	2	6	6	—
Tobacco and health litigation items	18	5	13	13	0.01
Cronos-related special items	(88)	6	(94)	(94)	(0.05)
COVID-19 special items	50	13	37	37	0.02
Tax items	—	(27)	27	27	0.02
2020 Adjusted for Special Items	$2,673	$651	$2,022	$2,027	$1.09

2019 Reported	$2,601	$604	$1,997	$1,996	$1.07
ABI-related special items [1]	(129)	(27)	(102)	(102)	(0.06)
Asset impairment, exit and implementation costs	45	12	33	33	0.02
Tobacco and health litigation items	28	7	21	21	0.01
Cronos-related special items	119	63	56	56	0.03
Tax items	—	(22)	22	22	0.01
2019 Adjusted for Special Items	$2,664	$637	$2,027	$2,026	$1.08
1 Prior period amounts have been recast to conform with current period presentation for certain ABI mark-to-market adjustments that were not previously identified as special items and that are now excluded from Altria’s adjusted financial measures.

The following events that occurred during the six and three months ended June 30, 2020 and 2019 affected the comparability of statement of earnings amounts:

▪
Tobacco and Health Litigation Items: For a discussion of tobacco and health litigation items and a breakdown of these costs by segment, see Note 12. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 12”) and Tobacco and Health Litigation Items in Note 9, respectively.

▪
Asset Impairment, Exit, Implementation and Acquisition-Related Costs: Pre-tax asset implementation and acquisition-related costs were $403 million and $8 million for the six and three months ended June 30, 2020, respectively. Pre-tax asset impairment, exit, implementation and acquisition-related costs were $204 million and $45 million for the six and three months ended June 30, 2019, respectively.

Evolving adult consumer preferences have posed strategic challenges for Ste. Michelle, which has seen slowing growth in the wine category and increased inventory levels in recent periods. In addition, Ste. Michelle’s direct-to-consumer sales and on-premise wine sales in restaurants, bars and hospitality venues and on cruise lines have been, and continue to be, negatively impacted by disruptions arising from the COVID-19 pandemic. In the first quarter of 2020, Ste. Michelle recorded pre-tax charges of $392 million consisting of (i) the write-off of inventory and (ii) estimated losses on future non-cancelable grape purchase commitments associated with product volume demand uncertainty, which was further impacted by the economic uncertainty surrounding the COVID-19 pandemic. In the second quarter of 2020, Ste. Michelle recorded pre-tax charges of $2 million related to inventory disposal costs and other charges. Altria and Ste. Michelle also undertook a review of the wine business resulting in a strategic reset in the first quarter of 2020 in order to maximize Ste. Michelle’s profitability and achieve improved long-term cash-flow generation. Ste. Michelle expects the reset to deliver pre-tax cost savings of approximately $15 million and pre-tax cash savings of approximately $40 million annually by 2021.

In December 2018, Altria announced a cost reduction program (which included workforce reductions and third-party spending across the businesses) that delivered approximately $600 million in annualized cost savings in 2019. The program was completed in 2019.

For further discussion on asset impairment, exit and implementation costs, including a breakdown of these costs by segment, see Note 3. Asset Impairment, Exit and Implementation Costs to the condensed consolidated financial statements in Item 1 (“Note 3”).

For the six months ended June 30, 2019, Altria incurred pre-tax acquisition-related costs of $98 million. Substantially all of the pre-tax acquisition-related costs for the six months ended June 30, 2019 were for the write-off of debt issuance costs related to Altria’s short-term borrowings under the term loan agreement that Altria entered into in connection with its investments in JUUL and Cronos.

▪
ABI-Related Special Items: Altria’s earnings from its equity investment in ABI for the six months ended June 30, 2020 included net pre-tax charges of $176 million, consisting primarily of Altria’s share of ABI’s net mark-to-market losses on certain ABI financial instruments associated with its share commitments, partially offset by a gain resulting from ABI’s hedge on a portion of the expected proceeds from ABI’s sale of its Australia subsidiary and an additional net gain related to the completion in October 2019 of ABI’s initial public offering of a minority stake of its Asia Pacific subsidiary, Budweiser Brewing Company APAC Limited. Altria’s earnings from its equity investment in ABI for the three months ended June 30, 2020 included net pre-tax charges of $120 million, consisting primarily of Altria’s share of ABI’s net mark-to-market losses on certain ABI financial instruments associated with its share commitments, partially offset by a gain resulting from ABI’s hedge on a portion of the expected proceeds from ABI’s sale of its Australia subsidiary.

Altria’s earnings from its equity investment in ABI for the three months ended June 30, 2019 included net pre-tax income of $129 million, consisting primarily of Altria’s share of ABI’s net mark-to-market gains on certain ABI financial instruments associated with its share commitments.

▪	Cronos-Related Special Items: For the six and three months ended June 30, 2020 and 2019, Altria recorded net pre-tax (income) expense consisting of the following:

	For the Six Months Ended June 30		For the Three Months Ended June 30
	2020	2019	2020	2019
	(in millions)		(in millions)
(Gain) loss on Cronos-related financial instruments(1)	$97	$691	$(40)	$266
Earnings from equity investments(2)	(96)	(147)	(48)	(147)
Total Cronos-related special items - (income) expense	$1	$544	$(88)	$119

(1)
The 2020 amounts and substantially all of the 2019 amounts are related to the non-cash change in the fair value of the warrant and certain anti-dilution protections (the “Fixed-price Preemptive Rights”) acquired in the Cronos transaction.

(2)
Substantially all of these amounts represent Altria’s share of Cronos’s non-cash change in the fair value of Cronos’s derivative financial instruments associated with the issuance of additional shares.

For further discussion, see Note 5. Financial Instruments to the condensed consolidated financial statements in Item 1.

▪
COVID-19 Special Items: For the six and three months ended June 30, 2020, Altria recorded net pre-tax charges totaling $50 million directly related to disruptions caused by or efforts to mitigate the impact of the COVID-19 pandemic. These net charges included premium pay, personal protective equipment and health screenings, partially offset by certain employment tax credits. The COVID-19 special items do not include the inventory-related implementation costs associated with the wine business strategic reset. These implementation costs discussed above were due to increased inventory levels, which were further negatively impacted by government restrictions and economic uncertainty surrounding the COVID-19 pandemic.

▪
Tax Items: Tax items for the six and three months ended June 30, 2020 included net tax expense of $51 million and $27 million, respectively, due primarily to tax expense of $34 million and $13 million, respectively, for a tax basis adjustment to Altria’s investment in ABI and net tax expense of $12 million for adjustments resulting from amended returns and audit adjustments related to prior years.

Tax items for the six and three months ended June 30, 2019 included net tax expense of $41 million and $22 million, respectively, substantially all of which related to a tax basis adjustment to Altria’s investment in ABI.

Consolidated Results of Operations for the Six Months Ended June 30, 2020 versus the Six Months Ended June 30, 2019

Net revenues, which include excise taxes billed to customers, increased $479 million (3.9%), due to higher net revenues in the smokeable products and oral tobacco products segments, partially offset by lower revenues in the wine segment.

Cost of sales increased $496 million (14.4%), due primarily to the inventory-related charges in the wine segment in 2020 (as discussed above), higher per unit settlement charges and COVID-19 special items in 2020, partially offset by lower shipment volume in the smokeable products and wine segments.

Excise taxes on products decreased $47 million (1.8%), due primarily to lower smokeable products shipment volume.

Marketing, administration and research costs decreased $74 million (6.7%), due primarily to lower spending in the smokeable products segment.

Operating income increased $177 million (3.6%), due primarily to higher operating results from the smokeable products and oral tobacco products segments, partially offset by lower operating results from the wine segment.

Interest and other debt expense, net, decreased $113 million (16.2%), due primarily to debt issuance costs in 2019 for borrowings associated with the JUUL and Cronos transactions.

Earnings from Altria’s equity investments decreased $367 million (68.9%), due to lower earnings from Altria’s investment in ABI (which was negatively impacted by special items and the COVID-19 pandemic) and lower earnings from Altria’s investment in Cronos (which was negatively impacted by special items).

Altria’s income tax rate increased 1.1 percentage points to 25.4%, due primarily to tax expense resulting from lower earnings on Altria’s equity investment in Cronos, which is taxed at a lower foreign tax rate, and net tax expense for adjustments resulting from amended returns and audit adjustments related to prior years. For further discussion, see Note 11. Income Taxes (“Note 11”).

Reported net earnings attributable to Altria of $3,495 million increased $379 million (12.2%), due primarily to lower loss on Cronos-related financial instruments, higher operating income and the write-off of debt issuance costs in 2019 associated with the JUUL and Cronos transactions, partially offset by lower earnings from Altria’s equity investments. Reported diluted and basic EPS attributable to Altria of $1.88, each increased by 13.3%, due to higher net earnings attributable to Altria and fewer shares outstanding.

Adjusted net earnings attributable to Altria of $4,061 million increased $301 million (8.0%), due primarily to higher adjusted OCI from the smokeable products and oral tobacco products segments, partially offset by lower adjusted net earnings from Altria’s equity investments. Adjusted diluted EPS attributable to Altria of $2.18 increased by 8.5%, due to higher adjusted net earnings attributable to Altria and fewer shares outstanding.

Consolidated Results of Operations for the Three Months Ended June 30, 2020 versus the Three Months Ended June 30, 2019

Net revenues, which include excise taxes billed to customers, decreased $252 million (3.8%), due to lower net revenues in the smokeable products segment.

Cost of sales decreased $99 million (5.3%), due primarily to lower shipment volume in the smokeable products and wine segments, partially offset by costs for COVID-19 special items in 2020.

Excise taxes on products decreased $121 million (8.5%), due primarily to lower smokeable products shipment volume.

Marketing, administration and research costs decreased $78 million (13.7%), due primarily to lower spending in the smokeable products segment.

Operating income increased $79 million (2.9%), due primarily to higher operating results from the smokeable products and oral tobacco products segments, partially offset by higher losses in the all other category (driven by the reduction of the estimated residual value of an asset of Altria’s financial services business in 2020).

Earnings from Altria’s equity investments, which decreased $438 million (98.0%), were negatively impacted by ABI and Cronos special items as well as the impact of the COVID-19 pandemic on ABI.

Altria’s income tax rate increased 1.2 percentage points to 24.4%, due primarily to tax expense resulting from lower earnings on Altria’s equity investment in Cronos, which is taxed at a lower foreign tax rate, and net tax expense for adjustments resulting from amended returns and audit adjustments related to prior years, partially offset by a net tax benefit related to Altria’s equity investment in Cronos, including a valuation allowance release on a deferred tax asset. For further discussion, see Note 11.

Reported net earnings attributable to Altria of $1,943 million decreased $53 million (2.7%), due primarily to lower net earnings from Altria’s equity investments, partially offset by a favorable impact on Cronos-related financial instruments and higher operating income. Reported diluted and basic EPS attributable to Altria of $1.04, each decreased by 2.8%, due to lower net earnings attributable to Altria, partially offset by fewer shares outstanding.

Adjusted net earnings attributable to Altria of $2,027 million were essentially unchanged as higher adjusted OCI from the smokeable products and oral tobacco products segments were offset by lower adjusted net earnings from Altria’s equity investments and higher losses in the all other category. Adjusted diluted EPS attributable to Altria of $1.09 increased by 0.9%, due to fewer shares outstanding.

Non-GAAP Financial Measures

While Altria reports its financial results in accordance with GAAP, its management reviews certain financial results, including OCI, OCI margins, net earnings attributable to Altria and diluted EPS, on an adjusted basis, which exclude certain income and expense items that management believes are not part of underlying operations. These items may include, for example, restructuring charges, asset impairment charges, acquisition-related costs, COVID-19 special items, equity investment-related special items (including any changes in fair value for the equity investment and any related warrants and preemptive rights), certain tax items, charges associated with tobacco and health litigation items, and resolutions of certain nonparticipating manufacturer (“NPM”) adjustment disputes under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 12. Altria’s management does not view any of these special items to be part of Altria’s underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results. Altria’s management also reviews income tax rates on an adjusted basis. Altria’s adjusted effective tax rate may exclude certain tax items from its reported effective tax rate.

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

Operating Results by Business Segment

Tobacco Space

Business Environment

Summary

The U.S. tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of Altria’s tobacco subsidiaries and investees and Altria’s consolidated results of operations, cash flows or financial position. These challenges, some of which are discussed in more detail below, in Note 12, in Cautionary Factors That May Affect Future Results and in Part II, Item 1A., Risk Factors of this Form 10-Q (“Item 1A”) include:

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

In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria’s tobacco subsidiaries. Altria’s tobacco subsidiaries believe that a significant number of adult tobacco consumers switch among tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products and oral nicotine pouches. In fact, a growing number of adult smokers are converting from cigarettes to exclusive use of non-combustible tobacco product alternatives. Up until the second half of 2019, the e-vapor category had experienced significant growth in recent years, and the number of adults who exclusively used e-vapor products also increased during that time which, along with growth in oral nicotine pouches, negatively impacted consumption levels and sales volume of cigarettes and moist smokeless tobacco (“MST”). While growth of oral nicotine pouches has continued, growth in the e-vapor category has been negatively impacted by legislative and regulatory activities discussed below. Altria and its tobacco subsidiaries believe the innovative tobacco product categories will continue to be dynamic as adult tobacco consumers explore a variety of tobacco product options and as the regulatory environment for these innovative tobacco products evolves. For the cigarette category, based on year-to-date industry performance and expectations for continued category resilience, in July 2020, Altria revised its estimated U.S. adjusted cigarette industry volume decline rate for 2020 to 2% - 3.5% from 4% - 6%.

Economic conditions also impact adult tobacco consumer purchase behavior. Prior economic downturns have resulted in adult tobacco consumers choosing discount products and other lower-priced tobacco products. As a result of the current economic downturn resulting from the COVID-19 pandemic, adult tobacco consumers may increasingly choose these products. See Operating Results - Smokeable Products Segment in Item 2 for further discussion.

Altria and its tobacco subsidiaries work to meet these evolving adult tobacco consumer preferences over time by developing, manufacturing, marketing and distributing products both within and outside the U.S. through innovation and adjacency growth strategies (including, where appropriate, arrangements with, or investments in, third parties).

FSPTCA and FDA Regulation

The Regulatory Framework

The FSPTCA, its implementing regulations and its 2016 deeming regulations establish broad FDA regulatory authority over all tobacco products and, among other provisions:

▪	impose restrictions on the advertising, promotion, sale and distribution of tobacco products (see Final Tobacco Marketing Rule below);

▪	establish pre-market review pathways for new and modified tobacco products (see Pre-Market Review Pathways for Tobacco Products and Market Authorization Enforcement below);

▪	prohibit any express or implied claims that a tobacco product is or may be less harmful than other tobacco products without FDA authorization;

▪	authorize the FDA to impose tobacco product standards that are appropriate for the protection of the public health; and

▪	equip the FDA with a variety of investigatory and enforcement tools, including the authority to inspect product manufacturing and other facilities.

The FSPTCA also bans descriptors such as “light,” “low” or “mild” when used as descriptors of modified risk, unless expressly authorized by the FDA. In connection with a 2016 lawsuit initiated by Middleton, the Department of Justice, on behalf of the FDA, informed Middleton that at present, the FDA does not intend to bring an enforcement action against Middleton for the use of the term “mild” in the trademark “Black & Mild.” Consequently, Middleton dismissed its lawsuit without prejudice. If the FDA were to change its position at some later date, Middleton would have the opportunity to bring another lawsuit.

Final Tobacco Marketing Rule

As required by the FSPTCA, in March 2010 the FDA promulgated a wide range of advertising and promotion restrictions for cigarettes and smokeless tobacco1 products (the “Final Tobacco Marketing Rule”). The May 2016 deeming regulations amended the Final Tobacco Marketing Rule to expand specific provisions to all tobacco products, including cigars, e-vapor products containing nicotine or other tobacco derivatives, pipe tobacco and oral nicotine pouches, but do not include any component or part that is not made or derived from tobacco.

_____________________________________________
1“Smokeless tobacco,” as used in this section of this Form 10-Q, refers to smokeless tobacco products first regulated by the FDA in 2009, including MST. It excludes oral nicotine pouches, which were first regulated by the FDA in 2016.

The Final Tobacco Marketing Rule, as amended, among other things:

▪	restricts the use of non-tobacco trade and brand names on cigarettes and smokeless tobacco products;

▪	prohibits sampling of all tobacco products except that sampling of smokeless tobacco products is permitted in qualified adult-only facilities;

▪	prohibits the sale or distribution of items such as hats and tee shirts with cigarette or smokeless tobacco brands or logos;

▪	prohibits cigarettes and smokeless tobacco brand name sponsorship of any athletic, musical, artistic or other social or cultural event, or any entry or team in any event; and

▪
requires the development by the FDA of graphic warnings for cigarettes, establishes warning requirements for other tobacco products, and gives the FDA the authority to require new warnings for any type of tobacco product (see FDA Regulatory Actions - Graphic Warnings below).

Subject to certain limitations arising from legal challenges, the Final Tobacco Marketing Rule took effect in June 2010 for cigarettes and smokeless tobacco products and in August 2016 for all other tobacco products.

At the time of the promulgation of the Final Tobacco Marketing Rule, the FDA also issued an Advance Notice of Proposed Rulemaking (“ANPRM”) to establish restrictions on the placement of outdoor tobacco advertising in relation to schools and playgrounds. See Rulemaking and Guidance below for further description of the rulemaking process.

Rulemaking and Guidance

From time to time, the FDA issues proposed rules or guidance, which may be issued in draft or final form, generally involve public comment and, for some issues, scientific review. The FDA also may request comments on broad topics through an ANPRM. Altria’s tobacco subsidiaries actively engage with the FDA to develop and implement the FSPTCA’s regulatory framework, including submission of comments to various FDA policies and proposals and participation in public hearings and engagement sessions.

The FDA’s implementation of the FSPTCA and related regulations and guidance also may have an impact on enforcement efforts by U.S. states, territories and localities of their laws and regulations as well as of the State Settlement Agreements discussed below (see State Settlement Agreements below).  Such enforcement efforts may adversely affect the ability of Altria’s tobacco subsidiaries and investees to market and sell regulated tobacco products in those states, territories and localities.

FDA’s Comprehensive Plan for Tobacco and Nicotine Regulation

In July 2017, the FDA announced a “Comprehensive Plan for Tobacco and Nicotine Regulation” (“Comprehensive Plan”) designed to strike a balance between regulation and encouraging the development of innovative tobacco products that may be less risky than cigarettes. Since then, the FDA has issued additional information about its Comprehensive Plan in response to concerns associated with the rise in the use of e-vapor products by youth, and the potential youth appeal of flavored tobacco products (see Underage Access and Use of Certain Tobacco Products below). As part of the Comprehensive Plan, the FDA:

▪
issued ANPRMs relating to potential product standards for nicotine in cigarettes, flavors in all tobacco products (including menthol in cigarettes and characterizing flavors in all cigars); and, for e-vapor products, to protect against known public health risks such as concerns about youth exposure to liquid nicotine;

▪	took actions to restrict youth access to e-vapor products;

▪	reconsidered the processes used by the FDA to review certain reports and new product applications; and

▪	revisited the timelines (previously extended by the FDA) to submit applications for tobacco products first regulated by the FDA in 2016.

Pre-Market Review Pathways for Tobacco Products and Market Authorization Enforcement

The FSPTCA permits the sale of tobacco products commercially marketed as of February 15, 2007 and not subsequently modified (“Grandfathered Products”) and new or modified products authorized through the Pre-market Tobacco Product Application (“PMTA”), Substantial Equivalence (“SE”) or SE Exemption pathways.

The FDA pre-market authorization enforcement policy varies based on product type and date of availability in the market; specifically:

▪	All tobacco products on the market as of February 15, 2007, and not subsequently modified, are Grandfathered Products and exempt from the pre-market authorization requirement;

▪
Cigarette and smokeless tobacco products that were modified or first introduced into the market between February 15, 2007 and March 22, 2011 are generally considered “Provisional Products” for which SE reports were required to be filed by March 22, 2011. These reports must demonstrate that the product has the same characteristics as a product on the market as of February 15, 2007 or to a product previously determined to be substantially equivalent, or has different characteristics but does not raise different questions of public health; and

▪
Tobacco products that were first regulated by the FDA in 2016, including cigars, e-vapor products and oral nicotine pouches that are not Grandfathered Products, are generally products for which either an SE report or PMTA needs to be filed by September 9, 2020.

Modifications to currently marketed products, including modifications that result from, for example, changes to the quantity of tobacco product(s) in a package, a manufacturer being unable to acquire ingredients or a supplier being unable to maintain the consistency required in ingredients, also can trigger the FDA’s pre-market review process.

Provisional Products: Most cigarette and smokeless tobacco products currently marketed by PM USA and U.S. Smokeless Tobacco Company LLC (“USSTC”) are Provisional Products, as are some of the products currently marketed by Sherman Group Holdings, LLC (“Nat Sherman”). Altria’s subsidiaries timely submitted SE reports for these Provisional Products. PM USA and USSTC have received SE determinations on certain Provisional Products. Those that were found to be not substantially equivalent (certain smokeless tobacco products) had been discontinued for business reasons prior to the FDA’s determinations; therefore, those determinations did not impact business results. PM USA and USSTC have other Provisional Products that continue to be subject to the FDA’s pre-market review process. In the meantime, they can continue marketing these products unless the FDA determines that a specific Provisional Product is not substantially equivalent.

In addition, the FDA has communicated that it will not review a certain subset of Provisional Product SE reports and that the products that are the subject of those reports can generally continue to be legally marketed without further FDA review. PM USA and USSTC have Provisional Products included in this subset of products.

While Altria’s cigarette and smokeless tobacco subsidiaries believe their current Provisional Products meet the statutory requirements of the FSPTCA, they cannot predict how the FDA will ultimately apply law, regulation, and guidance to their various SE reports. Should Altria’s cigarette and smokeless tobacco subsidiaries receive unfavorable determinations on any SE reports currently pending with the FDA, they believe they can replace the vast majority of their respective product volumes with other FDA authorized products or with Grandfathered Products.

Non-Provisional Products: Cigarette and smokeless tobacco products introduced into the market or modified after March 22, 2011 are “Non-Provisional Products” and must receive a marketing order from the FDA prior to being offered for sale. Marketing orders for Non-Provisional Products may be obtained by filing an SE report, PMTA or using another pre-market pathway established by the FDA.

Products Regulated in 2016: Manufacturers of products first regulated by the FDA in 2016, including cigars, oral nicotine pouches and e-vapor products, that were on the market as of August 8, 2016 and not subsequently modified must file an SE report or PMTA by the filing deadline of September 9, 2020 in order for their products to remain on the market. At the FDA’s discretion, these products can remain on the market during FDA review for up to one year from the date of the application with additional case-by-case discretion to remain on the market after that time, so long as the report or application is timely filed with the FDA. For products (new or modified) not on the market as of August 8, 2016, manufacturers must file an SE report or PMTA and receive FDA authorization prior to marketing the product.

Helix submitted a PMTA for on! oral nicotine pouches on May 15, 2020. Middleton has received market orders that cover a significant majority of its cigar product volume. Middleton plans to timely file SE reports for its remaining cigar product volume by the filing deadline.

In December 2013, Altria’s subsidiaries entered into a series of agreements with PMI, including an agreement that grants Altria an exclusive right to commercialize certain of PMI’s heated tobacco products in the United States, subject to FDA authorization of the applicable products. PMI submitted a PMTA and a modified risk tobacco product application with the FDA for its electronically heated tobacco products comprising the IQOS Tobacco Heating System. In April 2019, the FDA authorized the

PMTA for the IQOS Tobacco Heating System and in July 2020, the FDA authorized the marketing of these systems as modified risk tobacco products with a reduced exposure claim. The IQOS electronic device heats but does not burn tobacco.

Manufacturers that receive product authorizations through the PMTA process must submit post-market records and reports, as detailed in market orders. The FDA may withdraw a market order based on this information if, among other reasons, it determines that the continued marketing of the product is no longer appropriate for the protection of the public health.

Effect of Adverse FDA Determinations: FDA review time frames have varied. It is therefore difficult to predict the duration of FDA reviews of SE reports or PMTAs. Failure of manufacturers to submit applications by the applicable deadline, or an unfavorable determination, could result in the removal of products from the market. These manufacturers would have the option of marketing products that have received FDA pre-market authorization or Grandfathered Products. A “not substantially equivalent” determination or denial of a PMTA on one or more products could have a material adverse impact on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting the value of Altria’s investment in JUUL.

FDA Regulatory Actions

Graphic Warnings

In March 2020, the FDA issued a final rule requiring 11 textual warnings accompanied by color graphics depicting the negative health consequences of smoking on cigarette packaging and advertising. The final rule requires that the graphic health warnings (i) be located beneath the cellophane and comprise the top 50% of the front and rear panels of cigarette packages, and (ii) occupy 20% of a cigarette advertisement and be located at the top of the advertisement. As a result of a court order related to the COVID-19 pandemic, the final rule will be effective October 16, 2021. PM USA and other cigarette manufacturers have filed lawsuits challenging the final rule on substantive and procedural grounds.

In the preamble to the final rule, the FDA stated that it would not exempt HeatSticks, a heated tobacco product used with the IQOS electronic device, as part of the rulemaking, but would consider the HeatSticks marketing order, and other marketing orders, on a case-by-case basis.

Underage Access and Use of Certain Tobacco Products

The FDA announced regulatory actions in September 2018 to address underage access and use of e-vapor products. Altria has engaged with the FDA on this topic and has reaffirmed to the FDA its ongoing and long-standing investment in underage tobacco use prevention efforts. For example, during 2019, Altria advocated raising the minimum legal age to purchase all tobacco products to 21 at the federal and state levels to further address underage tobacco use, which is now federal law. See Federal, State and Local Legislation to Increase the Legal Age to Purchase Tobacco Products below for further discussion.

In March 2019, the FDA issued draft guidance further proposing restrictions to address youth e-vapor use. This guidance, which the FDA finalized in January 2020, states that the FDA intends to prioritize enforcement action against:

▪	cartridge-based, flavored e-vapor products (other than tobacco and menthol flavors) unless such products have received market authorization from the FDA; and

▪	all e-vapor products (in any format or flavor):

◦	for which a manufacturer has failed or is failing to take adequate measures to prevent access by those under the age of 21 (referred to in the FDA guidance as “minors”);

◦	targeted to minors and the marketing for which is likely to promote use of such products by minors; or

◦
offered for sale after the court-ordered filing deadline and for which the manufacturer has either not submitted a PMTA or for which an application was timely filed but an adverse decision on the application was issued by the FDA.

E-vapor product manufacturers, however, may continue to file PMTAs for flavored tobacco products. FDA enforcement action could result in tobacco products being removed from the market unless and until these products receive pre-market authorization from the FDA. JUUL ceased its sales of all cartridge-based, flavored e-vapor products (other than tobacco and menthol) in 2019. If FDA enforcement action is taken against currently marketed JUUL e-vapor products, and a significant number of those products are removed from the market or if the FDA does not ultimately allow for the reintroduction of flavors other than tobacco and menthol, it could adversely affect the value of Altria’s investment in JUUL and have a material adverse effect on Altria’s consolidated financial position or earnings.

The January 2020 guidance effectively permits the continued sale (subject to the exceptions discussed above) of certain flavored e-vapor products including flavored disposable e-vapor products. If, as a result, these flavored e-vapor products are sold in higher volumes than JUUL’s e-vapor products, it could adversely affect the value of Altria’s investment in JUUL and have a material adverse effect on Altria’s consolidated financial position or earnings.

Potential Product Standards

▪
Nicotine in cigarettes and other combustible tobacco products: In March 2018, the FDA issued an ANPRM seeking comments on the potential public health benefits and any possible adverse effects of lowering nicotine in combustible cigarettes to non-addictive or minimally addictive levels. Among other issues, the FDA sought comments on whether (i) smokers would compensate by smoking more cigarettes to obtain the same level of nicotine as with their current product and (ii) whether the proposed rule would create an illicit trade of cigarettes containing nicotine at levels higher than a non-addictive threshold that may be established by the FDA. The FDA also sought comments on whether a nicotine product standard should apply to other combustible tobacco products, including cigars. Were the FDA to develop and finalize a product standard for nicotine in combustible products, and if the standard were upheld in the courts, it could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries.

▪
Flavors in tobacco products: As discussed above under FDA’s Comprehensive Plan for Tobacco and Nicotine Regulation, the FDA indicated that it is considering proposing rulemaking for a product standard that would seek to ban menthol in combustible tobacco products, including cigarettes and cigars, and that it intends to propose a product standard that would ban characterizing flavors in all cigars, including Grandfathered Products and those that have received SE determinations from the FDA - an intention reiterated in the FDA’s January 2020 guidance. In March 2018, the FDA issued an ANPRM seeking comments on the role, if any, that flavors (including menthol) in tobacco products may play in attracting youth and in helping some smokers switch to potentially less harmful forms of nicotine delivery. While the FDA has yet to define “characterizing flavors” with respect to cigars, most of Middleton’s cigar products contain added flavors and may be subject to any action by the FDA to ban flavors in cigars. The FDA also may ban characterizing flavors in all other tobacco products, including oral nicotine pouches. If these regulations become final and are upheld in the courts, it could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting the value of Altria’s investment in JUUL.

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

Impact on Our Business; Compliance Costs and User Fees

FDA regulatory actions under the FSPTCA could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries in various ways. For example, actions by the FDA could:

▪	impact the consumer acceptability of tobacco products;

▪	delay, discontinue or prevent the sale or distribution of existing, new or modified tobacco products;

▪	limit adult tobacco consumer choices;

▪	impose restrictions on communications with adult tobacco consumers;

▪	create a competitive advantage or disadvantage for certain tobacco companies;

▪	impose additional manufacturing, labeling or packaging requirements;

▪	impose additional restrictions at retail;

▪	result in increased illicit trade in tobacco products; and/or

▪	otherwise significantly increase the cost of doing business.

The failure to comply with FDA regulatory requirements, even inadvertently, and FDA enforcement actions also could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting the value of Altria’s investment in JUUL.

The FSPTCA imposes user fees on cigarette, cigarette tobacco, smokeless tobacco, cigar and pipe tobacco manufacturers and importers to pay for the cost of regulation and other matters. The FSPTCA does not impose user fees on e-vapor or oral nicotine pouch manufacturers. The cost of the FDA user fee is allocated first among tobacco product categories subject to FDA regulation and then among manufacturers and importers within each respective category based on their relative market shares, all as prescribed by the FSPTCA and FDA regulations. Payments for user fees are adjusted for several factors, including inflation, market share and industry volume. For a discussion of the impact of the FDA user fee payments on Altria, see Debt and Liquidity - Payments Under State Settlement Agreements and FDA Regulation below. In addition, compliance with the FSPTCA’s regulatory requirements has resulted, and will continue to result, in additional costs for Altria’s tobacco businesses. The amount of additional compliance and related costs has not been material in any given quarter or year to date period but could become material, either individually or in the aggregate, to one or more of Altria’s tobacco subsidiaries.

Investigation and Enforcement

The FDA has a number of investigatory and enforcement tools available to it, including document requests and other required information submissions, facility inspections, examinations and investigations, injunction proceedings, monetary penalties, product withdrawal and recall orders, and product seizures. Investigations or enforcement actions could result in significant costs or otherwise have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting the value of Altria’s investment in JUUL.

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

Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and July 24, 2020, the weighted-average state cigarette excise tax increased from $0.36 to $1.83 per pack. As of July 24, 2020, one state has increased cigarette excise taxes in 2020 and various increases are under consideration or have been proposed.

A majority of states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria’s subsidiaries support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of July 24, 2020, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST.

An increasing number of states and localities also are imposing excise taxes on e-vapor and oral nicotine pouches. As of July 24, 2020, 26 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 10 states and the District of Columbia have enacted legislation to tax oral nicotine pouches. Tax increases could have an adverse impact on the sales of these products.

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

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of July 24, 2020, 181 countries, as well as the European Community, have become parties to the FCTC. While the U.S. is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.

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

State Settlement Agreements

As discussed in Note 12, during 1997 and 1998, PM USA and other major domestic tobacco product manufacturers entered into the State Settlement Agreements. These settlements require participating manufacturers to make substantial annual payments, which are adjusted for several factors, including inflation, operating income, market share and industry volume. For a discussion of the impact of the State Settlement Agreements on Altria, see Debt and Liquidity - Payments Under State Settlement Agreements and FDA Regulation below and Note 12. The State Settlement Agreements also place numerous requirements and restrictions on participating manufacturers’ business operations, including prohibitions and restrictions on the advertising and marketing of cigarettes and smokeless tobacco products. Among these are prohibitions of outdoor and transit brand advertising, payments for product placement and free sampling (except in adult-only facilities). The State Settlement Agreements also place restrictions on the use of brand name sponsorships and brand name non-tobacco products and prohibitions on targeting youth and the use of cartoon characters. In addition, the State Settlement Agreements require companies to affirm corporate principles directed at reducing underage use of cigarettes; impose requirements regarding lobbying activities; mandate public disclosure of certain industry documents; limit the industry’s ability to challenge certain tobacco control and underage use laws; and provide for the dissolution of certain tobacco-related organizations and place restrictions on the establishment of any replacement organizations.

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

Other International, Federal, State and Local Regulation and Governmental and Private Activity

International, Federal, State and Local Regulation

A number of states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including e-vapor and other innovative tobacco products), such as legislation that (1) prohibits the sale of tobacco product categories, such as e-vapor, and/or the sale of tobacco products with certain characterizing flavors, such as menthol cigarettes, (2) requires the disclosure of health information separate from or in addition to federally mandated health warnings and (3) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products (including proposals to ban all tobacco product sales). The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. As of July 24, 2020, 16 states and the District of Columbia have proposed legislation to ban flavors in one or more tobacco products, including e-vapor products, oral nicotine pouches and cigarettes and four states, Massachusetts, New Jersey, Utah and New York, have passed such legislation. Similar legislation has been introduced in the U.S. Congress and was passed by the U.S. House of Representatives in 2020. Some of these states, such as New York and Utah, exempt certain products that have received FDA market authorization through the PMTA pathway. Additionally, Massachusetts has passed legislation capping the amount of nicotine in e-vapor products. Similar legislation is pending in three other states.

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

Governmental Investigations

From time to time, Altria, its subsidiaries and investees are subject to governmental investigations on a range of matters.  For example: (i) the FTC issued a Civil Investigative Demand (“CID”) to Altria while conducting its antitrust review of Altria’s investment in JUUL seeking information regarding, among other things, Altria’s role in the resignation of JUUL’s former chief executive officer and the hiring by JUUL of any current or former Altria director, executive or employee; (ii) the U.S. Securities and Exchange Commission (“SEC”) commenced an investigation relating to Altria’s disclosures and accounting controls in connection with the JUUL investment; and (iii) the Attorney General of the State of Minnesota issued a CID relating to the marketing of Nu Mark LLC (“Nu Mark”) e-vapor products, which were discontinued in 2018. Additionally, JUUL is currently under investigation by various federal and state agencies, including the FDA and the FTC, and state attorneys general.  Such investigations vary in scope but at least some appear to include JUUL’s marketing practices; particularly as such practices relate to youth, and Altria may be asked in the context of those investigations to provide information concerning its investment in JUUL or relating to its marketing of Nu Mark e-vapor products.

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

With respect to tobacco, as with other agricultural commodities, crop quality and availability can be influenced by variations in weather patterns, including those caused by climate change. Additionally, the price of tobacco leaf can be influenced by economic conditions and imbalances in supply and demand. Economic conditions are unpredictable in light of the COVID-19 pandemic, which, among other economic factors, may result in changes in the patterns of demand for agricultural products and the cost of tobacco production which could impact tobacco leaf prices and tobacco supply. Tobacco production in certain countries also is subject to a variety of controls, including government-mandated prices and production control programs.  Certain types of tobacco are only available in limited geographies, including geographies experiencing political instability or government prohibitions on the import or export of tobacco, and loss of their availability could impair our subsidiaries’ ability to continue marketing existing products or impact adult tobacco consumer product acceptability.

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

Operating Results
Smokeable products segment

The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for the smokeable products segment:

	Operating Results
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2020	2019	Change	2020	2019	Change

Net revenues	$11,209	$10,788	3.9%	$5,603	$5,853	(4.3)%
Excise taxes	(2,543)	(2,592)		(1,265)	(1,389)
Revenues net of excise taxes	$8,666	$8,196		$4,338	$4,464

Reported OCI	$4,820	$4,303	12.0%	$2,450	$2,371	3.3%
Asset impairment, exit and implementation costs	—	75		—	31
Tobacco and health litigation items	39	40		17	25
COVID-19 special items	41	—		41	—
Adjusted OCI	$4,900	$4,418	10.9%	$2,508	$2,427	3.3%

Reported OCI margins [1]	55.6%	52.5%	3.1 pp	56.5%	53.1%	3.4 pp
Adjusted OCI margins [1]	56.5%	53.9%	2.6 pp	57.8%	54.4%	3.4 pp
1 Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.

Net revenues, which include excise taxes billed to customers, for the six months ended June 30, 2020 increased $421 million (3.9%), due primarily to higher pricing ($640 million), which includes lower promotional investments, partially offset by lower shipment volume ($192 million).

Reported OCI for the six months ended June 30, 2020 increased $517 million (12.0%), due primarily to higher pricing ($640 million), which includes lower promotional investments, lower costs ($107 million) and asset impairment, exit and implementation costs in 2019 ($75 million), partially offset by lower shipment volume ($121 million), higher per unit settlement charges and costs of COVID-19 special items in 2020 ($41 million).

Adjusted OCI for the six months ended June 30, 2020 increased $482 million (10.9%), due primarily to higher pricing ($640 million), which includes lower promotional investments, and lower costs ($107 million), partially offset by lower shipment volume ($121 million) and higher per unit settlement charges.

Net revenues, which include excise taxes billed to customers, for the three months ended June 30, 2020 decreased $250 million (4.3%), due primarily to lower shipment volume ($562 million), partially offset by higher pricing ($334 million), which includes lower promotional investments.

Reported OCI for the three months ended June 30, 2020 increased $79 million (3.3%), due primarily to higher pricing ($334 million), which includes lower promotional investments, lower costs ($95 million) and asset impairment, exit and implementation costs in 2019 ($31 million), partially offset by lower shipment volume ($326 million) and costs of COVID-19 special items in 2020 ($41 million).

Adjusted OCI for the three months ended June 30, 2020 increased $81 million (3.3%), due primarily to higher pricing ($334 million), which includes lower promotional investments, and lower costs ($95 million) partially offset by lower shipment volume ($326 million).

The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(sticks in millions)
Cigarettes:
Marlboro	43,632	44,266	(1.4)%	21,790	23,799	(8.4)%
Other premium	2,265	2,470	(8.3)%	1,128	1,305	(13.6)%
Discount	4,075	4,215	(3.3)%	2,030	2,253	(9.9)%
Total cigarettes	49,972	50,951	(1.9)%	24,948	27,357	(8.8)%
Cigars:
Black & Mild	849	805	5.5%	419	425	(1.4)%
Other	5	5	—%	3	3	—%
Total cigars	854	810	5.4%	422	428	(1.4)%
Total smokeable products	50,826	51,761	(1.8)%	25,370	27,785	(8.7)%

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

The following table summarizes cigarettes retail share performance:

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2020	2019	Percentage Point Change	2020	2019	Percentage Point Change
Cigarettes:
Marlboro	42.8%	43.3%	(0.5)	42.8%	43.4%	(0.6)
Other premium	2.3	2.5	(0.2)	2.3	2.5	(0.2)
Discount	4.0	4.1	(0.1)	3.9	4.1	(0.2)
Total cigarettes	49.1%	49.9%	(0.8)	49.0%	50.0%	(1.0)

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

The smokeable products segment’s reported domestic cigarettes shipment volume for the six months ended June 30, 2020 decreased 1.9%, driven primarily by retail share losses, the industry’s rate of decline and other factors, partially offset by calendar differences and inventory trade movements. When adjusted for calendar differences, trade inventory movements and other factors, the smokeable products segment’s domestic cigarettes shipment volume for the six months ended June 30, 2020 decreased by an estimated 3%.

When adjusted for trade inventory movements, calendar differences and other factors, total domestic cigarette industry volumes for the six months ended June 30, 2020 declined by an estimated 1%.

The smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended June 30, 2020 decreased 8.8%, driven primarily by trade inventory movements and other factors. When adjusted for trade inventory movements and other factors, the smokeable products segment’s domestic cigarettes shipment volume for the three months ended June 30, 2020 decreased by an estimated 2%.

When adjusted for trade inventory movements and other factors, total domestic cigarette industry volumes for the three months ended June 30, 2020 were unchanged versus the prior year.

PM USA observed minimal volume payback in the second quarter from the estimated consumer pantry load in March due to COVID-19 and does not expect the volume to payback during the remainder of 2020. Therefore, no adjustment was made to reported smokeable segment or domestic industry cigarette volumes for this dynamic.

Shipments of premium cigarettes accounted for 91.8% and 91.9% of smokeable products’ reported domestic cigarettes shipment volume for the six and three months ended June 30, 2020, respectively, versus 91.7% and 91.8% for the six and three months ended June 30, 2019, respectively.

Marlboro retail share of the total cigarette category declined 0.5 share points and 0.6 share points to 42.8% for both the six and three months ended June 30, 2020, respectively, due to adult smoker movement across tobacco categories and dynamics within the discount cigarette category. Sequentially, Marlboro’s retail share of the total cigarette category for the three months ended June 30, 2020 was unchanged.

Total cigarettes industry discount category retail share increased 0.4 share points to 24.5% for the three months ended June 30, 2020. Sequentially, total discount retail share decreased 0.3 share points from the first quarter of 2020, driven by a decline in both branded and deep discount.
.

PM USA and Middleton executed the following pricing and promotional allowance actions during 2020 and 2019:

▪	Effective June 21, 2020, PM USA increased the list price on all of its cigarette brands by $0.11 per pack.

▪	Effective February 16, 2020, PM USA increased the list price on all of its cigarette brands by $0.08 per pack.

▪	Effective January 12, 2020, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.08 per five-pack.

▪	Effective October 20, 2019, PM USA increased the list price on all of its cigarette brands by $0.08 per pack.

▪	Effective August 4, 2019, Middleton increased various list prices across substantially all of its cigar brands resulting in a weighted-average increase of approximately $0.04 per five-pack.

▪	Effective June 16, 2019, PM USA increased the list price on all of its cigarette brands by $0.06 per pack, except for L&M, which had no list price change.

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

Oral tobacco products segment

The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for the oral tobacco products segment:

	Operating Results
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Net revenues	$1,261	$1,142	10.4%	$660	$602	9.6%
Excise taxes	(65)	(63)		(34)	(32)
Revenues net of excise taxes	$1,196	$1,079		$626	$570

Reported OCI	$861	$778	10.7%	$447	$420	6.4%
Asset impairment, exit, implementation and acquisition-related costs	2	11		—	2
COVID-19 special items	9	—		9	—
Adjusted OCI	$872	$789	10.5%	$456	$422	8.1%

Reported OCI margins [1]	72.0%	72.1%	(0.1) pp	71.4%	73.7%	(2.3) pp
Adjusted OCI margins [1]	72.9%	73.1%	(0.2) pp	72.8%	74.0%	(1.2) pp
1 Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.

Net revenues, which include excise taxes billed to customers, for the six months ended June 30, 2020 increased $119 million (10.4%), due primarily to higher pricing ($79 million), which includes higher promotional investments, and higher shipment volume ($39 million). Reported OCI for the six months ended June 30, 2020 increased $83 million (10.7%), due primarily to higher pricing ($79 million), which includes higher promotional investments, and higher shipment volume ($28 million), partially offset by increased costs associated with the expansion of on! and costs of COVID-19 special items in 2020 ($9 million).

Adjusted OCI for the six months ended June 30, 2020 increased $83 million (10.5%), due primarily to higher pricing ($79 million), which includes higher promotional investments, and higher shipment volume ($28 million), partially offset by increased costs associated with the expansion of on!.

Net revenues, which include excise taxes billed to customers, for the three months ended June 30, 2020 increased $58 million (9.6%), due primarily to higher pricing ($36 million), which includes higher promotional investments, and higher shipment volume ($19 million). Reported OCI for the three months ended June 30, 2020 increased $27 million (6.4%), due primarily to higher pricing ($36 million), which includes higher promotional investments, and higher shipment volume ($9 million), partially offset by increased costs associated with the expansion of on! and costs of COVID-19 special items in 2020 ($9 million).

Adjusted OCI for the three months ended June 30, 2020 increased $34 million (8.1%), due primarily to higher pricing ($36 million), which includes higher promotional investments, and higher shipment volume ($9 million), partially offset by increased costs associated with the expansion of on!.

The following table summarizes oral tobacco products segment shipment volume performance:

	Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(cans and packs in millions)
Copenhagen	263.9	257.9	2.3%	138.9	132.7	4.7%
Skoal	104.9	108.5	(3.3)%	53.6	58.2	(7.9)%
Other[1]	41.7	33.0	26.4%	21.3	17.1	24.6%
Total oral tobacco products	410.5	399.4	2.8%	213.8	208.0	2.8%
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

As discussed above, in the first quarter of 2020, Altria’s smokeless products segment was renamed the oral tobacco products segment. Prior to 2020, the smokeless products segment retail share performance and category industry volume estimates included MST and snus products, but excluded oral nicotine pouch products. Altria has restated prior period retail share performance data and estimated category industry volume to reflect the inclusion of oral nicotine pouch products.

The following table summarizes oral tobacco products segment retail share performance (excluding international volume):

	Retail Share
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2020	2019	Percentage Point Change	2020	2019	Percentage Point Change
Copenhagen	32.3%	34.4%	(2.1)	32.1%	34.1%	(2.0)
Skoal	14.2	15.2	(1.0)	14.1	15.4	(1.3)
Other[1]	3.7	3.5	0.2	3.8	3.5	0.3
Total oral tobacco products	50.2%	53.1%	(2.9)	50.0%	53.0%	(3.0)
1 Other includes Red Seal and on!.

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

The oral tobacco products segment’s reported domestic shipment volume increased 2.8% for the six months ended June 30, 2020, driven primarily by the industry’s growth rate, calendar differences and trade inventory movements, partially offset by retail share losses (primarily due to the growth of oral nicotine pouches) and other factors. When adjusted for calendar differences, trade inventory movements and other factors, the oral tobacco products segment’s domestic shipment volume for the six months ended June 30, 2020 was unchanged versus the prior year.

The oral tobacco products segment’s reported domestic shipment volume increased 2.8% for the three months ended June 30, 2020, driven primarily by the industry’s growth rate, trade inventory movements and other factors, partially offset by retail share losses (primarily due to the growth of oral nicotine pouches) and calendar differences. When adjusted for trade inventory movements (including retail de-stocking), calendar differences and other factors, the oral tobacco products segment’s domestic shipment volume increased by an estimated 0.5%.

USSTC and Helix observed minimal volume payback in the second quarter of 2020 from the estimated consumer pantry loading in March due to COVID-19, but observed volume payback due to retail de-stocking.

Total oral tobacco products category industry volume increased by an estimated 6% over the six months ended June 30, 2020, driven by growth in oral nicotine pouches.

Oral tobacco products segment retail share of 50.2% and 50.0% for the six and three months ended June 30, 2020, respectively, declined due to the growth of oral nicotine pouches.

Copenhagen continued to be the leading oral tobacco brand with retail share of 32.3% and 32.1% for the six and three months ended June 30, 2020, respectively.

In the oral tobacco products segment, Helix expanded distribution of on! to over 40,000 stores as of the end of the second quarter, including the top six convenience store chains by oral tobacco volume, which represents an increase of nearly 43% from the end of the first quarter.

USSTC executed the following pricing actions during 2020 and 2019:

▪
Effective July 21, 2020, USSTC increased the list price on its Skoal Blend products by $0.15 per can.  USSTC also increased the list price on its Husky, Red Seal and Copenhagen brands and the balance of its Skoal products by $0.07 per can.

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

Adult consumer preferences among alcohol categories and within the wine category can shift due to a variety of factors, including changes in taste preferences, demographics or social trends, and changes in leisure, dining and beverage consumption patterns and economic conditions. Evolving adult consumer preferences pose challenges to the wine category, which has seen slowing volume growth and increases in inventory levels. Ste. Michelle has been experiencing product volume demand uncertainty, which has been further negatively impacted in the first six months of 2020 by the economic uncertainty surrounding the COVID-19 pandemic. Ste. Michelle’s direct-to-consumer sales and on-premise sales in restaurants, bars and hospitality venues and on cruise lines have been, and continue to be, negatively impacted by disruptions arising from the COVID-19 pandemic, which also may have an impact on adult wine consumers going forward.

As a result of wine inventory levels significantly exceeding forecasted product volume demand, Ste. Michelle recorded pre-tax charges of $394 million in the first six months of 2020. The charges included a $292 million inventory write off and estimated losses of $100 million on future non-cancelable grape purchase commitments recorded in the first quarter of 2020, and inventory disposal costs and other charges of $2 million recorded in the second quarter of 2020. Ste. Michelle expects to record additional charges of approximately $25 million in 2020, consisting of inventory disposal costs and other charges. For further discussion see Asset Impairment, Exit and Implementation Costs in Note 3. Evolving adult consumer preferences, the current economic downturn, an extended disruption in on-premise sales or facility shutdowns, either voluntary or government-mandated, could result in a further slowdown in the wine category and otherwise have a material adverse effect on Ste. Michelle’s wine business, the consolidated results of operations, cash flows or financial position of Ste. Michelle.

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

Operating Results

The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for the wine segment:

	Operating Results
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Net revenues	$277	$316	(12.3)%	$131	$165	(20.6)%
Excise taxes	(9)	(10)		(5)	(5)
Revenues net of excise taxes	$268	$306		$126	$160

Reported OCI	$(366)	$34	(100.0)%+	$13	$19	(31.6)%
Implementation costs	394	—		2	—
Adjusted OCI	$28	$34	(17.6)%	$15	$19	(21.1)%

Reported OCI margins [1]	(100.0)%+	11.1%	(100.0)%+	10.3%	11.9%	(1.6) pp
Adjusted OCI margins [1]	10.4%	11.1%	(0.7) pp	11.9%	11.9%	0.0 pp
1 Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.

Net revenues, which include excise taxes billed to customers, for the six months ended June 30, 2020 decreased $39 million (12.3%), due primarily to lower shipment volume, partially offset by higher pricing, which includes lower promotional investments. Reported OCI for the six months ended June 30, 2020 decreased $400 million (100.0%+), due primarily to the inventory-related charges discussed above (included in implementation costs and charged to cost of sales) and lower shipment volume, partially offset by higher pricing, which includes lower promotional investments. and lower selling, general and administrative costs.

Adjusted OCI for the six months ended June 30, 2020 decreased $6 million (17.6%), due primarily to lower shipment volume, partially offset by higher pricing, which includes lower promotional investments, and lower selling, general and administrative costs.

Net revenues, which include excise taxes billed to customers, for the three months ended June 30, 2020 decreased $34 million (20.6%), due primarily to lower shipment volume. Reported OCI for the three months ended June 30, 2020 decreased $6 million (31.6%), due primarily to lower shipment volume, partially offset by lower selling, general and administrative costs.

Adjusted OCI for the three months ended June 30, 2020 decreased $4 million (21.1%), due primarily to lower shipment volume, partially offset by lower selling, general and administrative costs.

For the six and three months ended June 30, 2020, Ste. Michelle’s reported wine shipment volume of 3,297 and 1,582 thousand cases, decreased 15.3% and 20.2%, respectively.
Financial Review

Cash Provided by/Used in Operating Activities

During the first six months of 2020, net cash provided by operating activities was $4,946 million compared with $2,392 million during the first six months of 2019. This increase was due primarily to timing of income tax and excise tax payments, higher net revenues in the smokeable products and oral tobacco products segments, lower payments as a result of savings from the cost reduction program announced in December 2018 and lower payments for tobacco and health litigation items, partially offset by higher long-term debt interest payments and lower dividends received from ABI in 2020.

Altria had a working capital deficit at June 30, 2020 and December 31, 2019. Altria’s management believes that Altria has the ability to fund working capital deficits with cash provided by operating activities and borrowings through its access to credit and capital markets as discussed in the Debt and Liquidity section below.

Cash Provided by/Used in Investing Activities

During the first six months of 2020, net cash used in investing activities was $63 million compared with $1,976 million during the first six months of 2019. This decrease was due primarily to the investment in Cronos in 2019.

Cash Provided by/Used in Financing Activities

During the first six months of 2020, net cash used in financing activities was $2,149 million compared with $13 million during the first six months of 2019. This increase was due primarily to the following:

▪	proceeds of $16.3 billion from the issuance of long-term senior unsecured notes in 2019; and

▪	repayment of $1.0 billion in full of Altria senior unsecured notes at scheduled maturity in January 2020;

partially offset by:

▪	repayments of $12.8 billion of short-term borrowings in 2019;

▪	proceeds of $2.0 billion from the issuance of long-term senior unsecured notes in 2020; and

▪	repurchases of common stock in 2019.

Debt and Liquidity

Credit Ratings - Altria’s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under the Credit Agreement is discussed below.

At June 30, 2020, the credit ratings and outlook for Altria’s indebtedness by major credit rating agencies were:

	Short-term Debt	Long-term Debt	Outlook
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	A3	Stable (1)
Standard & Poor’s Ratings Services (“Standard & Poor’s”)	A-2	BBB	Stable
Fitch Ratings Ltd.	F2	BBB	Stable
(1) On May 1, 2020, Moody’s changed the outlook for Altria to Stable from Negative.

Credit Lines - From time to time, Altria has short-term borrowing needs to meet its working capital requirements and generally uses its commercial paper program to meet those needs.

The Credit Agreement, which is used for general corporate purposes, provides for borrowings up to an aggregate principal amount of $3.0 billion. In March 2020, due to the uncertainty at the time in the global capital markets (including the commercial paper markets) resulting from the COVID-19 pandemic, Altria borrowed the full $3.0 billion available under the Credit Agreement as a precautionary measure to increase its cash position and preserve financial flexibility. In June 2020, Altria repaid the full amount outstanding under the Credit Agreement and currently has $3.0 billion available under the Credit Agreement. For further discussion, including interest and covenants in the Credit Agreement, see Note 10. Debt to the condensed consolidated financial statements in Item 1 (“Note 10”).

Any commercial paper issued by Altria and borrowings under the Credit Agreement are guaranteed by PM USA.

Financial Market Environment - Altria believes it has adequate liquidity and access to financial resources to meet its anticipated obligations and ongoing business needs in the foreseeable future. Altria monitors the credit quality of its bank group and is not aware of any potential non-performing credit provider in that group.

COVID-19
Due to the uncertainty surrounding the COVID-19 pandemic, including its duration, severity and ultimate overall impact on the global and U.S. economies and the businesses of Altria’s operating companies, Altria expects to continue to maintain a higher than normal cash balance in order to preserve its financial flexibility. In addition to the borrowing under the Credit Agreement discussed above, Altria has taken the following actions to increase its cash position:

▪	issued $2.0 billion of long-term senior unsecured notes;

▪	did not repurchase any shares during the first half of 2020 (in April 2020, the Board of Directors rescinded the $500 million remaining in its $1.0 billion share repurchase program);

▪
as permitted under recent federal government COVID-19 tax relief, deferred approximately $450 million of estimated federal income tax payments from April 2020 and deferred an additional $475 million from June 2020. All federal income tax payment deferrals were paid in July 2020;

▪
as permitted under recent state governments COVID-19 tax relief, deferred approximately $140 million of estimated state income tax payments from the first half of 2020 to July 2020, and will defer future payments as allowable. Substantially all state income tax payment deferrals were paid in July 2020; and

▪
deferred federal excise tax payments of approximately $1,350 million due between April 2020 and June 2020 by 90 days to July 2020 through September 2020. Approximately $450 million was paid in July 2020.

At June 30, 2020, Altria’s receivables primarily reflect sales of wine produced and/or distributed by Ste. Michelle. Altria’s businesses anticipate that the COVID-19 pandemic may present challenges in ensuring timely payment and collection of accounts receivable for some of its customers. Altria will closely monitor these situations and will record an allowance for doubtful accounts against such receivables, if such conditions arise. As of the date of this filing, Altria was not aware of any such conditions.

Debt - At June 30, 2020 and December 31, 2019, Altria’s total debt was $29.0 billion and $28.0 billion, respectively. The increase in debt was due to Altria’s May 2020 issuance of USD denominated long-term senior unsecured notes in the aggregate principal amount of $2.0 billion, the proceeds from which were used for general corporate purposes, which included repayment of the full amount borrowed under the Credit Agreement in the first quarter of 2020, partially offset by the repayment in full of $1.0 billion of Altria senior unsecured notes at scheduled maturity in January 2020.

For further details on short-term borrowings and long-term debt, see Note 10.

Guarantees and Other Similar Matters - As discussed in Note 12, Altria and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at June 30, 2020. From time to time, subsidiaries of Altria also issue lines of credit to affiliated entities. In addition, as discussed in Supplemental Guarantor Financial Information below, PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under the commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity. For further discussion regarding Altria’s liquidity, see the Debt and Liquidity section above.

Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 12, PM USA and Nat Sherman have entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, PM USA, Middleton, Nat Sherman and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Altria’s subsidiaries recorded $2.3 billion and $2.2 billion of charges to cost of sales for the six months ended June 30, 2020 and 2019, respectively, and $1.2 billion of charges to cost of sales for both the three months ended June 30, 2020 and 2019, in connection with the State Settlement Agreements and FDA user fees. For further discussion of the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the MSA, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 12.

Based on current agreements, 2019 market share and estimated annual industry volume decline rates, the estimated amounts that Altria’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees approximate $4.4 billion in 2020, $4.3 billion in 2021 and $4.2 billion each year thereafter. These amounts exclude the potential impact of any NPM Adjustment Items.

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

Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of June 30, 2020, PM USA had posted appeal bonds totaling $68 million, which have been collateralized with restricted cash that is included in assets on the condensed consolidated balance sheet.

Although litigation is subject to uncertainty and an adverse outcome or settlement of litigation could have a material adverse effect on the financial position, cash flows or results of operations of PM USA, UST LLC (“UST”) or Altria in a particular fiscal quarter or fiscal year, as more fully disclosed in Note 12, management expects cash flow from operations, together with Altria’s access to capital markets, to provide sufficient liquidity to meet ongoing business needs.

Equity and Dividends

In February 2020, Altria granted an aggregate of 0.9 million restricted stock units “(“RSUs”) and 0.2 million performance stock units (“PSUs”) to eligible employees. The service restrictions for the RSUs and the PSUs lapse in the first quarter of 2023. In addition, the vesting of the PSUs depends first on Altria’s performance on certain financial metrics over the three-year vesting period. The payout resulting from the performance metrics is then scaled up or down by a total shareholder return (“TSR”) performance multiplier, which depends on Altria’s relative TSR against a predetermined peer group. The market value per share of the RSUs and the PSUs granted was $42.61 and $43.28, respectively, on the date of grant.

During the six months ended June 30, 2020, 0.5 million shares of RSUs and PSUs vested. The total fair value of RSUs and PSUs that vested during the six months ended June 30, 2020 was $25 million. The weighted-average grant date fair value per share of these awards was $67.12.

Dividends paid during the first six months of 2020 and 2019 were $3,126 million and $3,001 million, respectively, an increase of 4.2%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria in 2019 under its share repurchase programs.

On July 27, 2020, the Board of Directors declared a 2.4% increase in the quarterly dividend rate to $0.86 per share of Altria common stock versus the previous rate of $0.84 per share. The current annualized dividend rate is $3.44 per share. Altria maintains its long-term objective of a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. Future dividend payments remain subject to the discretion of the Board of Directors.

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

Supplemental Guarantor Financial Information

PM USA (the “Guarantor”), which is a 100% owned subsidiary of Altria Group, Inc. (the “Parent”), has guaranteed the Parent’s obligations under its outstanding debt securities, borrowings under its Credit Agreement and amounts outstanding under its commercial paper program (the “Guarantees”). Pursuant to the Guarantees, the Guarantor fully and unconditionally guarantees, as primary obligor, the payment and performance of the Parent’s obligations under the guaranteed debt instruments (the “Obligations”), subject to release under certain customary circumstances as noted below.

The Guarantees provide that the Guarantor guarantees the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of the Obligations. The liability of the Guarantor under the Guarantees is absolute and unconditional irrespective of: any lack of validity, enforceability or genuineness of any provision of any agreement or instrument relating thereto; any change in the time, manner or place of payment of, or in any other term of, all or any of the Obligations, or any other amendment or waiver of or any consent to departure from any agreement or instrument relating thereto; any exchange, release or non-perfection of any collateral, or any release or amendment or waiver of or consent to departure from any other guarantee, for all or any of the Obligations; or any other circumstance that might otherwise constitute a defense available to, or a discharge of, the Parent or the Guarantor.

Under applicable provisions of federal bankruptcy law or comparable provisions of state fraudulent transfer law, the Guarantees could be voided, or claims in respect of the Guarantees could be subordinated to the debts of the Guarantor, if, among other things, the Guarantor, at the time it incurred the Obligations evidenced by the Guarantees:

▪	received less than reasonably equivalent value or fair consideration therefore; and

▪	either:

▪	was insolvent or rendered insolvent by reason of such occurrence;

▪	was engaged in a business or transaction for which the assets of the Guarantor constituted unreasonably small capital; or

▪	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

In addition, under such circumstances, the payment of amounts by the Guarantor pursuant to the Guarantees could be voided and required to be returned to the Guarantor, or to a fund for the benefit of the Guarantor, as the case may be.

The measures of insolvency for purposes of the foregoing considerations will vary depending upon the law applied in any proceeding with respect to the foregoing. Generally, however, the Guarantor would be considered insolvent if:

▪	the sum of its debts, including contingent liabilities, was greater than the saleable value of its assets, all at a fair valuation;

▪
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

▪	it could not pay its debts as they become due.

To the extent the Guarantees are voided as a fraudulent conveyance or held unenforceable for any other reason, the holders of the guaranteed debt obligations would not have any claim against the Guarantor and would be creditors solely of the Parent.

The obligations of the Guarantor under the Guarantees are limited to the maximum amount as will not result in the Guarantor’s obligations under the Guarantees constituting a fraudulent transfer or conveyance, after giving effect to such maximum amount and all other contingent and fixed liabilities of the Guarantor that are relevant under Bankruptcy Law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act or any similar federal or state law to the extent applicable to the Guarantees. For this purpose, “Bankruptcy Law” means Title 11, U.S. Code, or any similar federal or state law for the relief of debtors.

The Guarantor will be unconditionally released and discharged from the Obligations upon the earliest to occur of:

▪	the date, if any, on which the Guarantor consolidates with or merges into the Parent or any successor;

▪	the date, if any, on which the Parent or any successor consolidates with or merges into the Guarantor;

▪	the payment in full of the Obligations pertaining to such Guarantees; and

▪	the rating of the Parent’s long-term senior unsecured debt by Standard & Poor’s Ratings Services of A or higher.

The Parent is a holding company; therefore, its access to the operating cash flows of its wholly-owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. Neither the Guarantor nor other 100% owned subsidiaries of the Parent that are not guarantors of the debt (“Non-Guarantor Subsidiaries”) are limited by contractual obligations on their ability to pay cash dividends or make other distributions with respect to their equity interests.

The following tables include summarized financial information for the Parent and the Guarantor. Transactions between the Parent and the Guarantor (including investment and intercompany balances as well as equity earnings) have been eliminated. The Parent’s and the Guarantor’s intercompany balances with Non-Guarantor Subsidiaries have been presented separately. This summarized financial information is not intended to present the financial position or results of operations of the Parent or the Guarantor in accordance with GAAP.

Summarized Balance Sheets
(in millions of dollars)

	Parent		Guarantor
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Assets
Due from Non-Guarantor Subsidiaries	$96	$88	$158	$158
Other current assets	4,881	2,155	740	831
Total current assets	4,977	2,243	898	989

Due from Non-Guarantor Subsidiaries	$4,790	$4,790	$—	$—
Other assets	17,073	18,129	1,731	1,743
Total non-current assets	$21,863	$22,919	$1,731	$1,743

Liabilities
Due to Non-Guarantor Subsidiaries	$845	$846	$668	$514
Other current liabilities	3,496	3,141	5,181	4,288
Total current liabilities	4,341	3,987	5,849	4,802

Total non-current liabilities	$30,710	$30,422	$1,158	$1,165

Summarized Statements of Earnings
(in millions of dollars)

	Parent		Guarantor
	For the Six Months Ended June 30, 2020	For the Year Ended December 31, 2019	For the Six Months Ended June 30, 2020	For the Year Ended December 31, 2019
Net revenues	$—	$—	$10,731	$21,065
Gross profit	—	—	5,166	9,957
Net earnings (losses)	(348)	132	3,392	6,344

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying estimates or assumptions prove inaccurate, actual results could differ materially from those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements and whether to invest in or remain invested in Altria’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in, or implied by, any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these important factors and the risks we face throughout this Form 10-Q, particularly in Item 1A and in the “Business Environment” sections preceding our discussion of the operating results of our subsidiaries’ businesses, and in our publicly filed reports, including our 2019 Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2020. These factors include the following:

▪
the risks associated with health epidemics and pandemics, including the COVID-19 pandemic and similar outbreaks, such as their impact on our financial performance and financial condition and on our subsidiaries’ and investees’ ability to continue manufacturing and distributing products, and the impact of health epidemics and pandemics on general economic conditions (including any resulting recession or other economic crisis) and, in turn, adult consumer purchasing behavior which may be further impacted by any changes in government stimulus and unemployment payments;

▪
unfavorable litigation outcomes, including risks associated with adverse jury and judicial determinations, courts and arbitrators reaching conclusions at variance with our, our subsidiaries’ or our investees’ understanding of applicable law, bonding requirements in the jurisdictions that do not limit the dollar amount of appeal bonds, and certain challenges to bond cap statutes;

▪	government (including FDA) and private sector actions that impact adult tobacco consumer acceptability of, or access to, tobacco products;

▪	the growth of the e-vapor category and other innovative tobacco products contributing to reductions in cigarette and MST consumption levels and sales volume;

▪	tobacco product taxation, including lower tobacco product consumption levels and potential shifts in adult consumer purchases as a result of federal, state and local excise tax increases;

▪	the failure of our tobacco and wine subsidiaries to compete effectively in their respective markets;

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

▪	changes, including in economic conditions (due to the COVID-19 pandemic or otherwise), that result in adult consumers choosing lower-priced brands including discount brands;

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

▪
the risks related to the reliance by our tobacco and wine subsidiaries on a few significant facilities and a small number of key suppliers, and the risk of an extended disruption at a facility of, or of service by, a supplier of our tobacco or wine subsidiaries or investees, including as a result of the COVID-19 pandemic;

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

▪
the risks related to disruption and uncertainty in the credit and capital markets, including risk of access to these markets both generally and at current prevailing rates, which may adversely affect our earnings or dividend rate or both;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

At June 30, 2020 and December 31, 2019, the fair value of Altria’s long-term debt, all of which is fixed-rate debt, was $33.1 billion and $30.7 billion, respectively. The fair value of Altria’s long-term debt is subject to fluctuations resulting from changes in market interest rates. A 1% increase in market interest rates at June 30, 2020 and December 31, 2019 would decrease the fair value of Altria’s long-term debt by $2.6 billion and $2.4 billion, respectively. A 1% decrease in market interest rates at June 30, 2020 and December 31, 2019 would increase the fair value of Altria’s long-term debt by $3.1 billion and $2.7 billion, respectively.

Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”), or a mutually agreed upon benchmark rate, plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria’s long-term senior unsecured debt ratings at June 30, 2020 for borrowings under the Credit Agreement was 1.0%. At June 30, 2020 and December 31, 2019, Altria had no borrowings under the Credit Agreement.

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

At June 30, 2020, the fair values of the Fixed-price Preemptive Rights and Cronos warrant were $40 million and $166 million, respectively. At December 31, 2019, the fair values of the Fixed-price Preemptive Rights and Cronos warrant were $69 million and $234 million, respectively. A 10% increase or decrease in the quoted market price of Cronos shares at June 30, 2020 would increase or decrease the fair values of the Fixed-price Preemptive Rights and Cronos warrant by approximately $8 million and $27 million, respectively. A 10% increase or decrease in the quoted market price of Cronos shares at December 31, 2019 would increase or decrease the fair values of the Fixed-price Preemptive Rights and Cronos warrant by approximately $13 million and $37 million, respectively.

Item 4. Controls and Procedures.

Altria carried out an evaluation, with the participation of Altria’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Form 10-Q. Based upon that evaluation, Altria’s Chief Executive Officer and Chief Financial Officer concluded that Altria’s disclosure controls and procedures are effective.

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

Item 1A. Risk Factors.

Information regarding Risk Factors appears in Part I, Item 1A. Risk Factors of the 2019 Form 10-K and in Part II, Item 1A. Risk Factors of Altria’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (“First Quarter 2020 Form 10-Q”). Except as set forth below, there have been no material changes to the risk factors previously disclosed in the 2019 Form 10-K and in the First Quarter 2020 Form 10-Q.

Altria, its subsidiaries and its investees face various risks related to health epidemics and pandemics, including the COVID-19 pandemic and similar outbreaks, which could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its subsidiaries and investees.

Altria’s, its subsidiaries’ and its investees’ business and financial results, consolidated results of operations, cash flows or financial position could be negatively impacted by health epidemics, pandemics and similar outbreaks. The spreading COVID-19 pandemic could have negative impacts, such as (i) a global or U.S. recession or other economic crisis including a financial crisis, (ii) credit and capital markets volatility (and access to these markets, including by those in the distribution and supply chains), (iii) significant volatility in demand for our tobacco and wine subsidiaries’ and investees’ products, (iv) changes in adult consumer accessibility to those products, including due to government action, (v) changes in adult consumer behavior and preferences, including trading down to lower-priced products or cessation of product use due to public health actions or concerns and economic conditions (including those stemming from potential changes in government stimulus and unemployment payments), and (vi) extended or multiple disruptions in our subsidiaries’ or investees’ manufacturing operations, or in their distribution and supply chains. In addition, our subsidiaries’ and investees’ operations may incur increased costs and otherwise be negatively affected if significant portions of their respective workforces (or the workforces within their respective distribution or supply chains) are unable to work or work effectively, including because of illness, unavailability of personal protective equipment, quarantines, government actions, facility closures or other restrictions.

The impact of the COVID-19 pandemic depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, including whether there is a “second wave” or other additional significant increases in the number of cases in future periods, and actions taken to contain its spread and mitigate the public health effects. In the first quarter of 2020, due to these uncertainties, and the potential adverse impact of an economic downturn or recession due to the pandemic, including on our earnings from ABI, we withdrew our 2020 full-year adjusted diluted EPS guidance and our three-year adjusted diluted EPS growth objective. We have since reestablished our 2020 full-year adjusted diluted EPS guidance, however, we cannot at this time predict the impact of the COVID-19 pandemic on our or our investees’ future financial or operational results, but the impact could be material over time. See the risk factors previously disclosed in our First Quarter 2020 Form 10-Q for risks related to extended disruptions at a facility, of a distributor or in service by a service provider and the risks related to our investment in ABI and the earnings from and carrying value of that investment. For further discussion on the impact of the COVID-19 pandemic on the tobacco and wine businesses, see Tobacco Segment - Business Environment and Wine Segment - Business Environment in Item 2.

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

Altria and its subsidiaries have growth strategies involving moves and potential moves into adjacent products or processes, including innovative tobacco products. Some innovative tobacco products may reduce the health risks associated with current tobacco products, while continuing to offer adult tobacco consumers (within and outside the United States) products that meet their taste expectations and evolving preferences. Examples include tobacco-containing and nicotine-containing products that reduce or eliminate exposure to cigarette smoke and/or constituents identified by public health authorities as harmful, such as electronically heated tobacco products, oral nicotine pouches, and e-vapor products.

In addition to internal product development, these efforts include arrangements with, or investments in, third parties such as our arrangement with PMI to commercialize IQOS and related HeatStick products in the United States, which is governed by an exclusive license and distribution agreement. The initial 5-year term of this agreement expires in April 2024 and renews at our option for an additional 5-year period so long as we achieve certain performance objectives.  The initial term performance objectives are based on achieving 0.5% dollar share of the cigarette category within a certain period of time in a certain number of geographic areas.  In addition, to maintain our exclusive distribution rights during the term of the agreement, we must achieve certain performance objectives within a specified time period by April 2022.  The exclusive distribution rights performance objectives are based on achieving 0.5% dollar share of the cigarette category within a certain period of time in a single geographic area.  While we believe Altria will meet the initial term and exclusive distribution rights performance objectives, it is possible that we may not meet them or that we may have a disagreement with PMI as to whether those objectives have been met.  In either case, it could result in the loss of (i) our unilateral right to extend the agreement for the additional 5-year period, and therefore we would no longer be able to commercialize IQOS and related HeatStick products after April 2024, or (ii) our exclusive distribution rights as to PMI.

Additionally, our minority investment in JUUL subjects us to non-competition obligations restricting us from investing or engaging in the e-vapor business other than through JUUL, subject to certain exceptions.

Our tobacco subsidiaries and investees may not succeed in their efforts to develop and commercialize these adjacent products, which would have an adverse effect on the ability to grow new revenue streams.

Further, we cannot predict whether regulators, including the FDA, will permit the marketing or sale of any particular innovative products (including products with claims of reduced risk to adult consumers), the speed with which they may make such determinations or whether regulators will impose an unduly burdensome regulatory framework on such products. See Tobacco Space - Business Environment - FSPTCA and FDA Regulation in Item 2 for further discussion. Nor can we predict whether these products will appeal to adult tobacco consumers or whether adult tobacco consumers’ purchasing decisions would be affected by reduced-risk claims on such products if permitted. Adverse developments on any of these matters could negatively impact the commercial viability of such products.

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

Item 6. Exhibits.

3.1	Amended and Restated By-Laws of Altria Group, Inc., effective as of May 14, 2020. Incorporated by reference to Altria Group, Inc.’s Current Report on Form 8-K filed on May 18, 2020 (File No. 1-08940).

10.1
2020 Performance Incentive Plan. Incorporated by reference to Exhibit A to Altria Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 2, 2020, as amended by Altria Group, Inc.’s Supplement to Proxy Statement on Schedule 14A filed on April 17, 2020 (File No. 1-08940).

10.2	Time Sharing Agreement between Altria Client Services LLC and William G. Gifford, Jr., dated June 17, 2020.

10.3	Agreement and General Release, dated May 1, 2020, between Altria Group, Inc. and Howard A. Willard III.

10.4	Time Sharing Termination Letter from Altria Client Services LLC to Howard A. Willard III, dated April 20, 2020.

22.1	Guarantor Subsidiary of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Litigation Matters.

99.2	Trial Schedule for Certain Cases.
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
July 30, 2020