Form 10-Q
period 2020-09-30
ALTRIA GROUP, INC.
filed 2020-10-30
CIK 764180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☑
At October 21, 2020, there were 1,858,419,165 shares outstanding of the registrant’s common stock, par value $0.33 1/3 per share.

ALTRIA GROUP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$4,123	$2,117
Receivables	151	152
Inventories:
Leaf tobacco	754	874
Other raw materials	206	192
Work in process	450	696
Finished product	452	531
	1,862	2,293
Other current assets	263	262
Total current assets	6,399	4,824
Property, plant and equipment, at cost	5,173	5,074
Less accumulated depreciation	3,164	3,075
	2,009	1,999
Goodwill	5,177	5,177
Other intangible assets, net	12,633	12,687
Investments in equity securities	19,408	23,581
Other assets	1,025	1,003
Total Assets	$46,651	$49,271

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share and per share data)
(Unaudited)

	September 30, 2020	December 31, 2019
Liabilities
Current portion of long-term debt	$1,500	$1,000
Accounts payable	348	325
Accrued liabilities:
Marketing	521	393
Settlement charges	3,206	3,346
Other	1,113	1,545
Dividends payable	1,602	1,565
Total current liabilities	8,290	8,174
Long-term debt	27,755	27,042
Deferred income taxes	4,724	5,083
Accrued pension costs	404	473
Accrued postretirement health care costs	1,798	1,797
Other liabilities	409	345
Total liabilities	43,380	42,914
Contingencies (Note 12)
Redeemable noncontrolling interest	39	38
Stockholders’ Equity
Common stock, par value $0.33 1/3 per share (2,805,961,317 shares issued)	935	935
Additional paid-in capital	5,973	5,970
Earnings reinvested in the business	34,356	36,539
Accumulated other comprehensive losses	(3,781)	(2,864)
Cost of repurchased stock (947,542,152 shares at September 30, 2020 and 947,979,763 shares at December 31, 2019)	(34,344)	(34,358)
Total stockholders’ equity attributable to Altria	3,139	6,222
Noncontrolling interests	93	97
Total stockholders’ equity	3,232	6,319
Total Liabilities and Stockholders’ Equity	$46,651	$49,271
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
Net revenues	$19,849	$19,103	$7,123	$6,856
Cost of sales	5,909	5,367	1,961	1,915
Excise taxes on products	4,063	4,109	1,445	1,444
Gross profit	9,877	9,627	3,717	3,497
Marketing, administration and research costs	1,585	1,654	557	552
Asset impairment and exit costs	—	74	—	1
Operating income	8,292	7,899	3,160	2,944
Interest and other debt expense, net	893	989	310	293
Net periodic benefit income, excluding service cost	(58)	(40)	(3)	(24)
(Earnings) losses from equity investments	306	(866)	472	(333)
Impairment of JUUL equity securities	2,600	4,500	2,600	4,500
Loss on Cronos-related financial instruments	202	1,327	105	636
Earnings (losses) before income taxes	4,349	1,989	(324)	(2,128)
Provision for income taxes	1,817	1,473	632	474
Net earnings (losses)	2,532	516	(956)	(2,602)
Net (earnings) losses attributable to noncontrolling interests	11	—	4	2
Net earnings (losses) attributable to Altria	$2,543	$516	$(952)	$(2,600)
Per share data:
Basic earnings (losses) per share attributable to Altria	$1.37	$0.27	$(0.51)	$(1.39)
Diluted earnings (losses) per share attributable to Altria	$1.36	$0.27	$(0.51)	$(1.39)
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
Net earnings (losses)	$2,532	$516	$(956)	$(2,602)
Other comprehensive earnings (losses), net of deferred income taxes:
Benefit plans	27	84	(15)	26
ABI	(928)	53	(15)	221
Currency translation adjustments and other	(16)	8	23	(3)
Other comprehensive earnings (losses), net of deferred income taxes	(917)	145	(7)	244

Comprehensive earnings (losses)	1,615	661	(963)	(2,358)
Comprehensive (earnings) losses attributable to noncontrolling interests	11	—	4	2
Comprehensive earnings (losses) attributable to Altria	$1,626	$661	$(959)	$(2,356)
See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Nine Months Ended September 30, 2020 and 2019
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2019	$935	$5,970	$36,539	$(2,864)	$(34,358)	$97	$6,319
Net earnings (losses) (1)	—	—	2,543	—	—	(13)	2,530
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(917)	—	—	(917)
Stock award activity	—	3	—	—	14	—	17
Cash dividends declared ($2.54 per share)	—	—	(4,726)	—	—	—	(4,726)
Other	—	—	—	—	—	9	9
Balances, September 30, 2020	$935	$5,973	$34,356	$(3,781)	$(34,344)	$93	$3,232

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non controlling Interests	Total Stockholders’ Equity
Balances, December 31, 2018	$935	$5,961	$43,962	$(2,547)	$(33,524)	$2	$14,789
Net earnings (losses) (1)	—	—	516	—	—	(3)	513
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	145	—	—	145
Stock award activity	—	(1)	—	—	12	—	11
Cash dividends declared ($2.44 per share)	—	—	(4,568)	—	—	—	(4,568)
Repurchases of common stock	—	—	—	—	(346)	—	(346)
Issuance of noncontrolling interest in Helix	—	—	—	—	—	88	88
Other	—	—	—	—	—	5	5
Balances, September 30, 2019	$935	$5,960	$39,910	$(2,402)	$(33,858)	$92	$10,637

(1)Amounts attributable to noncontrolling interests for the nine months ended September 30, 2020 and 2019 exclude net earnings of $2 million and $3 million, respectively, due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Three Months Ended September 30, 2020 and 2019
(in millions of dollars, except per share data)
(Unaudited)

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non controlling Interests	Total Stockholders’ Equity
Balances, June 30, 2020	$935	$5,964	$36,908	$(3,774)	$(34,345)	$98	$5,786
Net earnings (losses) (1)	—	—	(952)	—	—	(5)	(957)
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	(7)	—	—	(7)
Stock award activity	—	9	—	—	1	—	10
Cash dividends declared ($0.86 per share)	—	—	(1,600)	—	—	—	(1,600)
Balances, September 30, 2020	$935	$5,973	$34,356	$(3,781)	$(34,344)	$93	$3,232

	Attributable to Altria
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Non controlling Interests	Total Stockholders’ Equity
Balances, June 30, 2019	$935	$5,953	$44,081	$(2,646)	$(33,859)	$2	$14,466
Net earnings (losses) (1)	—	—	(2,600)	—	—	(3)	(2,603)
Other comprehensive earnings (losses), net of deferred income taxes	—	—	—	244	—	—	244
Stock award activity	—	7	—	—	1	—	8
Cash dividends declared ($0.84 per share)	—	—	(1,571)	—	—	—	(1,571)
Issuance of noncontrolling interest in Helix	—	—	—	—	—	88	88
Other	—	—	—	—	—	5	5
Balances, September 30, 2019	$935	$5,960	$39,910	$(2,402)	$(33,858)	$92	$10,637

(1) Amounts attributable to noncontrolling interests for the three months ended September 30, 2020 and 2019 exclude net earnings of $1 million due to the redeemable noncontrolling interest related to Stag’s Leap Wine Cellars, which is reported in the mezzanine equity section on the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash Provided by (Used in) Operating Activities
Net earnings (losses)	$2,532	$516
Adjustments to reconcile net earnings (losses) to operating cash flows:
Depreciation and amortization	192	163
Deferred income tax provision (benefit)	(111)	(261)
(Earnings) losses from equity investments	306	(866)
Dividends from ABI	108	221
Loss on Cronos-related financial instruments	202	1,327
Impairment of JUUL equity securities	2,600	4,500
Asset impairment and exit costs, net of cash paid	(42)	(33)
Cash effects of changes:
Receivables	1	(21)
Inventories	136	147
Accounts payable	24	(157)
Income taxes	—	174
Accrued liabilities and other current assets	(504)	(359)
Accrued settlement charges	(140)	(360)
Pension plan contributions	(16)	(51)
Pension provisions and postretirement, net	(35)	(42)
Other, net	591	376
Net cash provided by (used in) operating activities	5,844	5,274
Cash Provided by (Used in) Investing Activities
Capital expenditures	(162)	(160)
Investment in Cronos	—	(1,863)
Acquisitions of businesses and assets	—	(421)
Other, net	55	32
Net cash provided by (used in) investing activities	$(107)	$(2,412)

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash Provided by (Used in) Financing Activities
Proceeds from short-term borrowings	$3,000	$—
Repayment of short-term borrowings	(3,000)	(12,800)
Long-term debt issued	1,993	16,265
Long-term debt repaid	(1,000)	(1,144)
Repurchases of common stock	—	(346)
Dividends paid on common stock	(4,690)	(4,498)
Other, net	(16)	(127)
Net cash provided by (used in) financing activities	(3,713)	(2,650)
Cash, cash equivalents and restricted cash:
Increase (decrease)	2,024	212
Balance at beginning of period	2,160	1,433
Balance at end of period	$4,184	$1,645

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported on Altria’s condensed consolidated balance sheets:
	At September 30, 2020	At December 31, 2019
Cash and cash equivalents	$4,123	$2,117
Restricted cash included in other current assets (1)	1	—
Restricted cash included in other assets (1)	60	43
Cash, cash equivalents and restricted cash	$4,184	$2,160
(1)Restricted cash consisted of cash deposits collateralizing appeal bonds posted by PM USA to obtain stays of judgments pending appeals. See Note 12. Contingencies.

See notes to condensed consolidated financial statements.

Altria Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

When used in these notes, the term "Altria” refers to Altria Group, Inc. and its subsidiaries, unless otherwise specified or unless otherwise required.

At September 30, 2020, Altria Group, Inc.’s wholly owned subsidiaries included Philip Morris USA Inc. (“PM USA”), which is engaged in the manufacture and sale of cigarettes in the United States (including super premium cigarettes previously manufactured and sold by Sherman Holdings, LLC and its subsidiaries (“Nat Sherman”)); John Middleton Co. (“Middleton”), which is engaged in the manufacture and sale of machine-made large cigars and pipe tobacco and is a wholly owned subsidiary of PM USA; UST LLC (“UST”), which through its wholly owned subsidiaries, including U.S. Smokeless Tobacco Company LLC (“USSTC”) and Ste. Michelle Wine Estates Ltd. (“Ste. Michelle”), is engaged in the manufacture and sale of moist smokeless tobacco (“MST”) and snus products and wine; and Philip Morris Capital Corporation (“PMCC”), which maintains a portfolio of finance assets, substantially all of which are leveraged leases. In addition, Altria owned an 80% interest in Helix Innovations LLC (“Helix”), which is engaged in the manufacture and sale of oral nicotine pouches. Other Altria wholly owned subsidiaries included Altria Group Distribution Company, which provides sales and distribution services to certain Altria operating subsidiaries, and Altria Client Services LLC, which provides various support services in areas such as legal, regulatory, consumer engagement, finance, human resources and external affairs to Altria and its subsidiaries. Altria’s access to the operating cash flows of its wholly owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. At September 30, 2020, Altria’s significant wholly owned subsidiaries were not limited by contractual obligations on their ability to pay cash dividends or make other distributions with respect to their equity interests.

At September 30, 2020, Altria had a 10.0% ownership in Anheuser-Busch InBev SA/NV (“ABI”), which Altria accounts for under the equity method of accounting using a one-quarter lag. Altria receives cash dividends on its interest in ABI and will continue to do so as long as ABI pays dividends.

At September 30, 2020, Altria had a 35% economic interest in JUUL Labs, Inc. (“JUUL”), which Altria accounts for as an investment in an equity security. JUUL is engaged in the manufacture and sale of e-vapor products in the U.S. and certain international markets.

During the third quarter of 2019, Helix acquired Burger Söhne Holding and its subsidiaries as well as certain affiliated companies (the “Burger Group”) that are engaged in the manufacture and sale of on! oral nicotine pouches. At closing, Altria indirectly owned an 80% interest in Helix, for which Altria paid $353 million in third quarter of 2019. The financial results of Helix are included in Altria’s condensed consolidated financial statements as part of its oral tobacco products segment (formerly smokeless products segment), with the 20% minority ownership interest in Helix (held by the former shareholders of the Burger Group) included as a non-controlling interest. The purchase price allocation has been completed, and there were no changes subsequent to the acquisition date.

At September 30, 2020, Altria had a 44% ownership in Cronos Group Inc. (“Cronos”), a global cannabinoid company headquartered in Toronto, Canada, which Altria accounts for under the equity method of accounting using a one-quarter lag.

For further discussion of Altria’s investments in equity securities, see Note 4. Investments in Equity Securities.

Dividends and Share Repurchases

In July 2020, Altria’s Board of Directors (the “Board of Directors”) declared a 2.4% increase in the quarterly dividend rate to $0.86 per share of Altria common stock versus the previous rate of $0.84 per share. The current annualized dividend rate is $3.44. Future dividend payments remain subject to the discretion of the Board of Directors.

In January 2018, the Board of Directors authorized a $1.0 billion share repurchase program that it expanded to $2.0 billion in May 2018 (as expanded, the “January 2018 share repurchase program”). In June 2019, Altria completed the January 2018 share repurchase program, under which it purchased a total of 34.0 million shares of its common stock at an average price of $58.86 per share.

In July 2019, the Board of Directors authorized a $1.0 billion share repurchase program (the “July 2019 share repurchase program”). In April 2020, the Board of Directors rescinded the $500 million remaining in this program as part of Altria’s efforts to enhance its liquidity position in response to the COVID-19 pandemic. There were no share repurchases made in 2020.

Altria’s 2019 share repurchase activity was as follows:

(in millions, except per share data)	For the Nine Months Ended September 30, 2019	For the Three Months Ended September 30, 2019
Total number of shares repurchased	6.4	—
Aggregate cost of shares repurchased	$346	$—
Average price per share of shares repurchased	$54.36	$—

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

During the second quarter of 2020, Altria began complying early, as permitted, with Regulation S-X Rules 13-01 and 13-02 regarding the financial disclosure requirements for registered debt securities with subsidiary guarantees. On October 23, 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, to reflect changes the U.S. Securities and Exchange Commission (“SEC”) has made to its disclosure rules on guaranteed debt securities offerings. The new rules replace the previously required condensed consolidating financial information with summarized financial information of the issuer and the guarantor and, among other things, require expanded qualitative disclosures. Altria has elected to provide this information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in its Quarterly Report on Form 10-Q as permitted by the new rules.

On January 1, 2020, Altria adopted ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments and all related ASU amendments (collectively “ASU No. 2016-13”). This guidance replaces the current incurred loss impairment methodology for recognizing credit losses for financial assets with a methodology that reflects the entity’s current estimate of all expected credit losses and requires consideration of a broader range of reasonable and supportable information for estimating credit losses. The adoption of ASU No. 2016-13 did not have a material impact on Altria’s condensed consolidated financial statements.

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

Altria’s businesses offer cash discounts to customers for prompt payment and calculate cash discounts as a percentage of the list price based on historical experience and agreed-upon payment terms. Altria’s businesses record an allowance for cash discounts, which is included as a contra-asset against receivables on Altria’s condensed consolidated balance sheets. Cash discounts at September 30, 2020 and December 31, 2019 were de minimis, and there were no differences between amounts recorded as an allowance for cash discounts and cash discounts subsequently given to customers.

Altria’s businesses that receive payments in advance of product shipment record such payments as deferred revenue. These payments are included in other accrued liabilities on Altria’s condensed consolidated balance sheets until control of such products is obtained by the customer. Deferred revenue was $250 million and $362 million at September 30, 2020 and December 31, 2019, respectively. When cash is received in advance of product shipment, Altria’s businesses satisfy their performance obligations within three days of receiving payment. At September 30, 2020 and December 31, 2019, there were no differences between amounts recorded as deferred revenue and amounts subsequently recognized as revenue.

Receivables, which primarily reflect sales of wine produced and/or distributed by Ste. Michelle, were $151 million and $152 million at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 and December 31, 2019, there were no expected differences between amounts recorded and subsequently received, and Altria’s businesses did not record an allowance for doubtful accounts against these receivables.

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

Note 3. Asset Impairment, Exit and Implementation Costs:

Pre-tax asset impairment, exit and implementation costs consisted of the following:

	For the Nine Months Ended September 30,
	2020		2019
	Implementation Costs (1)	Total	Asset Impairment and Exit Costs	Implementation Costs (2)	Total
	(in millions)
Smokeable products	$—	$—	$50	$29	$79
Oral tobacco products	—	—	9	3	12
Wine	395	395	—	—	—
All other	—	—	14	(7)	7
General corporate	—	—	1	—	1
Total	395	395	74	25	99
Plus amounts included in net periodic benefit income, excluding service cost (3)	—	—	12	—	12
Total	$395	$395	$86	$25	$111
(1) Included in cost of sales in Altria’s condensed consolidated statements of earnings.
(2) Included in cost of sales ($1 million cost reversal) and marketing, administration and research costs ($26 million) in Altria’s condensed consolidated statements of earnings.
(3) Represents curtailment costs. See Note 6. Benefit Plans.

	For the Three Months Ended September 30,
	2020		2019
	Implementation Costs (1)	Total	Asset Impairment and Exit Costs	Implementation Costs (2)	Total
	(in millions)
Smokeable products	$—	$—	$—	$4	$4
Oral tobacco products	—	—	1	—	1
Wine	1	1	—	—	—
Total	$1	$1	$1	$4	$5

(1) Included in cost of sales in Altria’s condensed consolidated statements of earnings.
(2) Included in cost of sales ($1 million) and marketing, administration and research costs ($3 million) in Altria’s condensed consolidated statements of earnings.

Implementation costs for 2020 were related to Ste. Michelle’s strategic reset as discussed below. The 2019 pre-tax asset impairment, exit and implementation costs were primarily related to the cost reduction program announced in December 2018, which was completed in 2019.

The movement in the restructuring liabilities, substantially all of which were severance liabilities, related to the cost reduction program was as follows:

(in millions)
Balances at December 31, 2019	$67
Charges	—
Cash spent	(42)
Balances at September 30, 2020	$25

Wine Business Strategic Reset

Evolving adult consumer preferences have posed strategic challenges for Ste. Michelle, which has seen slowing growth in the wine category and increased inventory levels in recent periods. Against a backdrop of product volume demand uncertainty and long-term non-cancelable grape purchase commitments, which have been further negatively impacted by government actions which restrict direct-to-consumer sales and on-premise sales and economic uncertainty surrounding the COVID-19 pandemic,

Ste. Michelle experienced additional increases in inventory levels that at March 31, 2020 significantly exceeded long-term forecasted demand.

During the nine and three months ended September 30, 2020, Ste. Michelle recorded pre-tax charges of $395 million and $1 million, respectively, which were included in cost of sales in Altria’s condensed consolidated statements of earnings. The charges consisted primarily of the following: (i) write-off of inventory ($292 million recorded in the first quarter of 2020) as Ste. Michelle no longer believes that the benefit of the blending and production plans for its inventory outweighs inventory carrying cost given the reduced product volume demand; and (ii) estimated losses on future non-cancelable grape purchase commitments that Ste. Michelle believes no longer have a future economic benefit ($100 million recorded in the first quarter of 2020). The non-cancelable grape purchase commitments will continue to require cash payments as grape commitments are fulfilled over the next five years.

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

Ste. Michelle expects to record charges of approximately $20 million in 2020, consisting of inventory disposal costs and other charges.

Note 4. Investments in Equity Securities:

Altria’s investments consisted of the following:

	Carrying Amount
	September 30, 2020	December 31, 2019
	(in millions)
ABI	$16,716	$18,071
JUUL	1,605	4,205
Cronos (1)	1,087	1,305
Total	$19,408	$23,581
(1) September 30, 2020 includes Altria’s equity method investment in Cronos ($986 million), the Cronos warrant ($86 million) and the Fixed-price Preemptive Rights ($15 million) and December 31, 2019 includes Altria’s equity method investment in Cronos ($1,002 million), the Cronos warrant ($234 million) and the Fixed -price Preemptive Rights ($69 million), as discussed further below.

Earnings (losses) from equity investments accounted for under the equity method of accounting consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
ABI (1)	$(306)	$640	$(418)	$252
Cronos	—	226	(54)	81
Total	$(306)	$866	$(472)	$333
(1) At September 30, 2020 Altria recorded pre-tax losses associated with its share of ABI’s completion of the sale of its Australia subsidiary and ABI’s goodwill impairment charge associated with its Africa businesses. These amounts include Altria’s share of amounts recorded by ABI in its second quarter of 2020, as well as additional adjustments related to (i) conversion from international financial reporting standards to United States generally accepted accounting principles, and (ii) adjustments to Altria’s investment required under the equity method of accounting.

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

Investment in ABI

At September 30, 2020, Altria had a 10.0% ownership in ABI, consisting of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. Altria’s ownership percentage decreased from 10.1% at March 31, 2020 due to the issuance of additional shares by ABI.

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

The fair value of Altria’s equity investment in ABI at September 30, 2020 and December 31, 2019 was $10.7 billion (carrying value of $16.7 billion) and $16.1 billion (carrying value of $18.1 billion), respectively, which was less than its carrying value by approximately 36% and 11%, respectively. In October 2019, the fair value of Altria’s equity investment in ABI declined below its carrying value and has not recovered. Altria has evaluated the factors related to the fair value decline, including the recent impact on the fair value of ABI’s shares amidst the COVID-19 pandemic. The economic uncertainties of the COVID-19 pandemic have also impacted ABI’s business. Altria has evaluated the duration and magnitude of the fair value decline at September 30, 2020, ABI’s financial condition and near-term prospects, and Altria’s intent and ability to hold its investment in ABI until recovery. Altria concluded, both at September 30, 2020 and December 31, 2019, that the decline in fair value of its investment in ABI below its carrying value was temporary and, therefore, no impairment was recorded.

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

On January 28, 2020, Altria and JUUL amended certain JUUL Transaction agreements and entered into a new cooperation agreement, which included the following provisions:

▪Altria will continue to provide regulatory affairs support for JUUL’s pursuit of its pre-market tobacco applications (“PMTA”) and/or its modified risk tobacco products authorization (“MRTP”) and discontinued all other services as of March 31, 2020;
▪Altria will have the option to be released from its non-compete obligation (i) in the event JUUL is prohibited by federal law from selling e-vapor products in the U.S. for a continuous period of at least 12 months (subject to tolling of this period in certain circumstances) or (ii) if the carrying value of Altria’s investment in JUUL is not more than 10% of its initial carrying value of $12.8 billion;

▪Altria and JUUL agreed that for a period of one year they will not pursue any litigation against each other in connection with any conduct that occurred prior to the date of such cooperation agreement, with statutes of limitation being tolled during the one-year period;
▪with respect to certain litigation in which Altria and JUUL are both defendants against third-party plaintiffs, Altria will not pursue any claims against JUUL for indemnification or reimbursement except for any non-contractual claims for contribution or indemnity where a judgment has been entered against Altria and JUUL; and
▪in the event of Share Conversion, JUUL will:
▪restructure JUUL’s current seven-member board of directors to a nine-member board that will include independent board members. The new structure will include: (i) three independent directors (one of whom will be designated by Altria and two of whom will be designated by JUUL stockholders other than Altria) unanimously certified as independent by a nominating committee, which will include at least one Altria designee, (ii) two directors designated by Altria, (iii) three directors designated by JUUL stockholders other than Altria, and (iv) the JUUL Chief Executive Officer; and
▪create a Litigation Oversight Committee, which will include two Altria designated directors (one of whom will chair the Litigation Oversight Committee) that will have oversight authority and review of litigation management for matters in which JUUL and Altria are co-defendants and have or reasonably could have a written joint defense agreement in effect between them. Subject to certain limitations, the Litigation Oversight Committee will recommend to JUUL changes to outside counsel and litigation strategy by majority vote, with disagreements by JUUL’s management being resolved by majority vote of JUUL’s board of directors.

On April 1, 2020, the U.S. Federal Trade Commission (“FTC”) issued an administrative complaint challenging Altria’s investment in JUUL. The FTC has not sought to preliminarily enjoin Altria from converting its non-voting JUUL shares to voting shares. Altria has not converted its non-voting JUUL shares to voting shares and is considering whether to do so as well as which, if any, of its voting and governance rights to exercise if Altria does elect to effect such conversion. Altria has until November 30, 2020 to convert its JUUL shares under the regulations of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), after which Altria would have to re-file for antitrust review with the FTC to again seek the ability to convert. For further discussion on the FTC litigation, see Note 12. Contingencies -  Antitrust Litigation.

In the event of Share Conversion, Altria expects to account for its investment in JUUL under the fair value option. Under this option, Altria’s consolidated statement of earnings will include any cash dividends received from its investment in JUUL as well as any changes in the fair value of the investment, which will be calculated quarterly.

At September 30, 2020 and December 31, 2019, Altria had a 35% economic interest in JUUL. Altria accounted for its investment in JUUL as an investment in an equity security as of September 30, 2020. Since the JUUL shares do not have a readily determinable fair value, Altria has elected to measure its investment in JUUL at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There have been no upward or downward adjustments to the carrying value of Altria’s investment in JUUL resulting from observable price changes in orderly transactions since the JUUL Transaction through September 30, 2020.

JUUL announced a strategic update in September 2020, which includes its plans for a significant global workforce reduction, its evaluation of its resource allocation and the possibility of exiting various international markets. As part of the preparation of Altria’s financial statements for the period ended September 30, 2020, Altria performed its qualitative assessment of impairment indicators for its investment in JUUL and determined that JUUL’s strategic update was an indicator of impairment at September 30, 2020, given the significant deterioration in JUUL’s business prospects.

Given the existence of this impairment indicator, Altria performed a quantitative valuation of its investment in JUUL as of September 30, 2020 and recorded a non-cash pre-tax charge of $2.6 billion for the nine and three months ended September 30, 2020, reported as impairment of JUUL equity securities in its condensed consolidated statements of earnings. The impairment charge was driven by Altria’s projections of lower JUUL revenues over time due to lower pricing assumptions and delays in JUUL achieving previously forecasted operating margin performance. These drivers were the result of: (i) JUUL’s revised international expansion plans and (ii) the evolving U.S. e-vapor category and associated competitive dynamics.

In 2019, Altria recorded total non-cash pre-tax impairment charges of $8.6 billion ($4.5 billion in the third quarter of 2019 and $4.1 billion in the fourth quarter of 2019) related to its investment in JUUL resulting in a $4.2 billion carrying value of its investment in JUUL at December 31, 2019.

At September 30, 2019, Altria performed a qualitative assessment for impairment indicators and concluded that impairment indicators existed. These indicators included significant adverse changes in both the e-vapor regulatory environment and the industry in which JUUL operates. While there was no single determinative event or factor, Altria considered in totality the following indicators of impairment: the increased likelihood of a United States Food and Drug Administration (“FDA”) compliance policy prohibiting the sale of certain flavored e-vapor products in the U.S. market without a pre-market authorization; various e-vapor bans put in place by certain states and cities in the U.S. and in certain international markets, coupled with the increased potential for additional bans in the future; and the impact of heightened adverse publicity, including news reports and public health advisories concerning vaping-related lung injuries and deaths.

Based on its quantitative valuation of its investment in JUUL, the third-quarter 2019 impairment charge was due primarily to lower e-vapor sales volume assumptions in the U.S. and international markets and a delay in achieving operating margin performance as compared to the assumptions at the time of the JUUL Transaction, which resulted in a non-cash pre-tax charge of $4.5 billion.

At December 31, 2019, Altria determined that a significant increase in the number of legal cases pending against JUUL in the fourth quarter of 2019 resulted in an additional indicator of impairment, which included a variety of class action lawsuits and personal injury claims, as well as cases brought by state attorneys general and local governments. The fourth-quarter impairment charge resulted substantially from increased discount rates applied to future cash flow projections, due to the significant risk created by the increase in the number of legal cases pending against JUUL, which resulted in an additional non-cash pre-tax charge of $4.1 billion at December 31, 2019.

Altria used an income approach to estimate the fair value of its investment in JUUL. The income approach reflects the discounting of future cash flows for the U.S. and international markets at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing future cash flows. Future cash flows were based on a range of scenarios that consider various potential regulatory and market outcomes.

In determining the fair value of its investment in JUUL as of September 30, 2020, December 31, 2019 and September 30, 2019, Altria made various judgments, estimates and assumptions, the most significant of which were sales volume, operating margins, discount rates and perpetual growth rates. Additionally, Altria made significant assumptions regarding the likelihood and extent of various potential regulatory actions and the continued adverse public perception impacting the e-vapor category and specifically JUUL, as well as expectations of competitive dynamics and the future state of the e-vapor category. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy.

Investment in Cronos

In March 2019, Altria completed its acquisition of:
▪149.8 million newly issued common shares of Cronos (“Acquired Common Shares”), which represented a 45% economic and voting interest;
▪anti-dilution protections to purchase Cronos common shares, exercisable each quarter upon dilution, to maintain its ownership percentage. Certain of the anti-dilution protections provide Altria the ability to purchase additional Cronos common shares at a per share exercise price of Canadian dollar (“CAD”) $16.25 upon the occurrence of specified events (“Fixed-price Preemptive Rights”). Based on Altria’s assumptions as of September 30, 2020, Altria estimates the Fixed-price Preemptive Rights allows Altria to purchase up to an additional approximately 35 million common shares of Cronos; and
▪a warrant providing Altria the ability to purchase up to an additional 10% of common shares of Cronos (approximately 79 million common shares at September 30, 2020) at a per share exercise price of CAD $19.00, which expires on March 8, 2023.
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
▪$1.2 billion to the warrant;
▪$0.5 billion to the Fixed-price Preemptive Rights;
▪$0.4 billion to the Acquired Common Shares; and
▪$0.3 billion to a deferred tax liability.

If exercised in full, the exercise prices for the warrant and Fixed-price Preemptive Rights are approximately CAD $1.5 billion and CAD $0.6 billion (approximately USD $1.1 billion and $0.4 billion, respectively, based on the CAD to USD exchange rate on October 27, 2020).
For a discussion of derivatives related to Altria’s investment in Cronos, including Altria’s accounting for changes in the fair value of these derivatives, see Note 5. Financial Instruments.
At September 30, 2020, Altria had a 44% ownership in Cronos, consisting of 156.6 million shares, which Altria accounts for under the equity method of accounting. Altria’s ownership percentage decreased from 45% at June 30, 2020 due to the issuance of additional shares by Cronos. Altria reports its share of Cronos’s results using a one-quarter lag because Cronos’s results are not available in time for Altria to record them in the concurrent period.

Altria nominated four directors, including one director who is independent from Altria, who serve on Cronos’s seven-member board of directors.

The fair value of Altria’s equity method investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy. The fair value of Altria’s equity method investment in Cronos at September 30, 2020 and December 31, 2019 was $0.8 billion and $1.2 billion, respectively, compared with its carrying value of $1.0 billion at September 30, 2020 and December 31, 2019. At September 30, 2020, the fair value of Altria’s equity method investment in Cronos was less than its carrying value by approximately 20%. Based on Altria’s evaluation of the duration and magnitude of the fair value decline, Altria’s evaluation of Cronos’s financial condition (including its strong cash position) and near-term prospects and Altria’s intent and ability to hold its investment in Cronos until recovery, Altria concluded that the decline in fair value of its equity method investment in Cronos below its carrying value is temporary and, therefore, no impairment was recorded.

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

At September 30, 2020 and December 31, 2019, Altria had foreign currency contracts with aggregate notional amounts of $1,402 million and $2,246 million, respectively. At September 30, 2020, Altria had foreign currency denominated debt with an aggregate fair value and carrying value of $5,368 million and $4,960 million, respectively. At December 31, 2019, Altria had foreign currency denominated debt with an aggregate fair value and carrying value of $5,057 million and $4,741 million, respectively.

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

Altria’s estimate of the fair value of its total long-term debt is based on observable market information derived from a third-party pricing source and is classified in Level 2 of the fair value hierarchy. The aggregate fair value of Altria’s total long-term debt at September 30, 2020 and December 31, 2019 was $33.8 billion and $30.7 billion, respectively, as compared with its carrying value of $29.3 billion and $28.0 billion, respectively.

The Fixed-price Preemptive Rights and Cronos warrant, which are further discussed in Note 4. Investments in Equity Securities, are derivative financial instruments, which are required to be recorded at fair value. The fair values of the Fixed-price Preemptive Rights and Cronos warrant are estimated using Black-Scholes option-pricing models, adjusted for observable inputs (which are classified in Level 1 of the fair value hierarchy), including share price, and unobservable inputs, including probability factors and weighting of expected life, volatility levels and risk-free interest rates (which are classified in Level 3 of the fair value hierarchy) based on the following assumptions at:

	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	Fixed-price Preemptive Rights		Cronos Warrant
Share price (1)	C$6.69	C$9.97	C$6.69	C$9.97
Expected life (2)	1.18 years	1.67 years	2.43 years	3.18 years
Expected volatility (3)	80.68%	81.61%	80.68%	81.61%
Risk-free interest rate (4)(5)	0.20%	1.71%	0.25%	1.69%
Expected dividend yield (6)	—%	—%	—%	—%
(1) Based on the closing market price for Cronos common stock on the Toronto Stock Exchange on the date indicated.
(2) Based on the weighted-average expected life of the Fixed-price Preemptive Rights (with a range from approximately 0.25 year to 5.25 years at September 30, 2020 and 0.25 year to 6 years at December 31, 2019) and the March 8, 2023 expiration date of the Cronos warrant.
(3) Based on a blend of historical volatility levels of the underlying equity security and peer companies.
(4) Based on the implied yield currently available on Canadian Treasury zero coupon issues (with a range from approximately 0.12% to 0.36% at September 30, 2020 and 1.66% to 1.74% at December 31, 2019) weighted for the remaining expected life of the Fixed-price Preemptive Rights.
(5) Based on the implied yield currently available on Canadian Treasury zero coupon issues and the expected life of the Cronos warrant.
(6) Based on Cronos’s expected dividend payments.

The following table provides a reconciliation of the beginning and ending balance of the Fixed-price Preemptive Rights and Cronos warrant, which are classified in Level 3 of the fair value hierarchy:

(in millions)
Balance at December 31, 2019	$303
Pre-tax earnings (losses) recognized in net earnings	(202)
Balance at September 30, 2020	$101

Altria elects to record the gross assets and liabilities of derivative financial instruments executed with the same counterparty on its condensed consolidated balance sheets. The fair values of Altria’s derivative financial instruments on a gross basis included on the condensed consolidated balance sheets were as follows:

	Fair Value of Assets			Fair Value of Liabilities
	Balance Sheet Classification	September 30, 2020	December 31, 2019	Balance Sheet Classification	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:	(in millions)
Foreign currency contracts	Other current assets	$3	$46	Other accrued liabilities	$39	$7
Foreign currency contracts	Other assets	—	—	Other liabilities	16	21
Total		$3	$46		$55	$28

Derivatives not designated as hedging instruments:
Cronos warrant	Investments in equity securities	$86	$234
Fixed-price Preemptive Rights	Investments in equity securities	15	69
Total		$101	$303

Total derivatives		$104	$349		$55	$28

Altria records in its condensed consolidated statements of earnings any changes in the fair values of the Fixed-price Preemptive Rights and Cronos warrant as gains or losses on Cronos-related financial instruments in the periods in which the changes occur. For the nine and three months ended September 30, 2020 and 2019, Altria recognized pre-tax unrealized gains/(losses), representing the changes in the fair values of the Fixed-price Preemptive Rights and Cronos warrant, as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Fixed-price Preemptive Rights	$(54)	$(400)	$(25)	$(188)
Cronos warrant	(148)	(896)	(80)	(448)
	$(202)	$(1,296)	$(105)	$(636)

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

Counterparties to Altria’s foreign currency contracts are domestic and international financial institutions. Altria is exposed to potential losses due to non-performance by these counterparties. Altria manages its credit risk by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure Altria has with each counterparty and monitoring the financial condition of each counterparty. The counterparty agreements contain provisions that require Altria to maintain an investment grade credit rating. In the event Altria’s credit rating falls below investment grade, counterparties to Altria’s foreign currency contracts can require Altria to post collateral. No collateral was received or posted related to derivative assets and liabilities at September 30, 2020 and December 31, 2019.

Net Investment Hedging

The pre-tax effects of Altria’s net investment hedges on accumulated other comprehensive losses and the condensed consolidated statements of earnings were as follows:

	Gain (Loss) Recognized in Accumulated Other Comprehensive Losses		Gain (Loss) Recognized in Net Earnings (Losses) (1)		Gain (Loss) Recognized in Accumulated Other Comprehensive Losses		Gain (Loss) Recognized in Net Earnings (Losses) (1)
	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	(in millions)
Foreign currency contracts	$(28)	$70	$33	$26	$(66)	$57	$8	$10
Foreign currency denominated debt	(215)	168	—	—	(206)	200	—	—
Total	$(243)	$238	$33	$26	$(272)	$257	$8	$10
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

Note 6. Benefit Plans:

Components of Net Periodic Benefit (Income) Cost

Net periodic benefit (income) cost consisted of the following:

	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
	Pension		Postretirement		Pension		Postretirement
	2020	2019	2020	2019	2020	2019	2020	2019
	(in millions)
Service cost	$55	$52	$13	$12	$18	$17	$5	$4
Interest cost	188	229	44	57	62	77	14	17
Expected return on plan assets	(376)	(431)	(11)	(11)	(125)	(143)	(4)	(4)
Amortization:
Net loss	108	119	7	3	55	39	—	(3)
Prior service cost (credit)	4	4	(22)	(22)	2	1	(7)	(8)
Curtailment	—	7	—	5	—	—	—	—
Net periodic benefit (income) cost	$(21)	$(20)	$31	$44	$12	$(9)	$8	$6

Curtailment costs shown in the table above were related to the cost reduction program announced in December 2018, which was completed in 2019.

Employer Contributions

Altria makes contributions to the pension plans to the extent that the contributions are tax deductible and pays benefits that relate to plans for salaried employees that cannot be funded under Internal Revenue Service regulations. Altria made employer contributions of $16 million to its pension plans during the nine months ended September 30, 2020. Currently, Altria anticipates making additional employer contributions to its pension plans during the remainder of 2020 of up to approximately $20 million based on current tax law. Altria did not make any employer contributions to its postretirement plans during the nine months ended September 30, 2020. Currently, Altria anticipates making employer contributions to its postretirement plans of up to approximately $60 million in 2020. However, these estimates may be subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on assets, changes in interest rates or other considerations.

Note 7. Earnings (Losses) Per Share:

Basic and diluted earnings (losses) per share (“EPS”) were calculated using the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net earnings (losses) attributable to Altria	$2,543	$516	$(952)	$(2,600)
Less: Distributed and undistributed earnings attributable to share-based awards	(6)	(5)	(1)	(1)
Earnings (losses) for basic and diluted EPS	$2,537	$511	$(953)	$(2,601)

Weighted-average shares for basic EPS	1,858	1,871	1,858	1,868
Plus: contingently issuable performance stock units	1	—	1	—
Weighted-average shares for diluted EPS	1,859	1,871	1,859	1,868

Note 8. Other Comprehensive Earnings/Losses:

The following tables set forth the changes in each component of accumulated other comprehensive losses, net of deferred income taxes, attributable to Altria:

	For the Nine Months Ended September 30, 2020
	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2019	$(2,192)	$(693)		$21	$(2,864)

Other comprehensive earnings (losses) before reclassifications	(75)	(1,211)		(16)	(1,302)
Deferred income taxes	19	260		—	279
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	(56)	(951)		(16)	(1,023)

Amounts reclassified to net earnings (losses)	111	29		—	140
Deferred income taxes	(28)	(6)		—	(34)
Amounts reclassified to net earnings (losses), net of deferred income taxes	83	23		—	106

Other comprehensive earnings (losses), net of deferred income taxes	27	(928)	(1)	(16)	(917)

Balances, September 30, 2020	$(2,165)	$(1,621)		$5	$(3,781)

	For the Three Months Ended September 30, 2020
	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, June 30, 2020	$(2,150)	$(1,606)		$(18)	$(3,774)

Other comprehensive earnings (losses) before reclassifications	(75)	(71)		23	(123)
Deferred income taxes	19	22		—	41
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	(56)	(49)		23	(82)

Amounts reclassified to net earnings (losses)	55	44		—	99
Deferred income taxes	(14)	(10)		—	(24)
Amounts reclassified to net earnings (losses), net of deferred income taxes	41	34		—	75

Other comprehensive earnings (losses), net of deferred income taxes	(15)	(15)	(1)	23	(7)

Balances, September 30, 2020	$(2,165)	$(1,621)		$5	$(3,781)

	For the Nine Months Ended September 30, 2019
	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, December 31, 2018	$(2,168)	$(374)		$(5)	$(2,547)

Other comprehensive earnings (losses) before reclassifications	—	108		8	116
Deferred income taxes	—	(28)		—	(28)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	80		8	88

Amounts reclassified to net earnings (losses)	113	(35)		—	78
Deferred income taxes	(29)	8		—	(21)
Amounts reclassified to net earnings (losses), net of deferred income taxes	84	(27)		—	57

Other comprehensive earnings (losses), net of deferred income taxes	84	53	(1)	8	145

Balances, September 30, 2019	$(2,084)	$(321)		$3	$(2,402)

	For the Three Months Ended September 30, 2019
	Benefit Plans	ABI		Currency Translation Adjustments and Other	Accumulated Other Comprehensive Losses
	(in millions)
Balances, June 30, 2019	$(2,110)	$(542)		$6	$(2,646)

Other comprehensive earnings (losses) before reclassifications	—	290		(5)	285
Deferred income taxes	—	(67)		2	(65)
Other comprehensive earnings (losses) before reclassifications, net of deferred income taxes	—	223		(3)	220

Amounts reclassified to net earnings (losses)	35	(4)		—	31
Deferred income taxes	(9)	2		—	(7)
Amounts reclassified to net earnings (losses), net of deferred income taxes	26	(2)		—	24

Other comprehensive earnings (losses), net of deferred income taxes	26	221	(1)	(3)	244

Balances, September 30, 2019	$(2,084)	$(321)		$3	$(2,402)
(1) Primarily reflects Altria’s share of ABI’s currency translation adjustments and the impact of Altria’s designated net investment hedges. For further discussion of designated net investment hedges, see Note 5. Financial Instruments.

The following table sets forth pre-tax amounts by component, reclassified from accumulated other comprehensive losses to net earnings (losses):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Benefit Plans: (1)
Net loss	$129	$135	$60	$42
Prior service cost/credit	(18)	(22)	(5)	(7)
	111	113	55	35

ABI (2)	29	(35)	44	(4)

Pre-tax amounts reclassified from accumulated other comprehensive losses to net earnings (losses)	$140	$78	$99	$31
(1) Amounts are included in net defined benefit plan costs. For further details, see Note 6. Benefit Plans.
(2) Amounts are included in earnings (losses) from equity investments. For further information, see Note 4. Investments in Equity Securities.

Note 9. Segment Reporting:

In the first quarter of 2020, Altria renamed its smokeless products segment as the oral tobacco products segment.

The products of Altria’s subsidiaries include smokeable tobacco products, consisting of combustible cigarettes manufactured and sold by PM USA (including super premium cigarettes previously manufactured and sold by Nat Sherman), machine-made large cigars and pipe tobacco manufactured and sold by Middleton; oral tobacco products, consisting of MST and snus products manufactured and sold by USSTC and oral nicotine pouches manufactured and sold by Helix; and wine produced and/or distributed by Ste. Michelle. The products and services of these subsidiaries constitute Altria’s reportable segments of smokeable products, oral tobacco products (formerly smokeless products) and wine. The financial services and the innovative tobacco products businesses are included in all other.

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

Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net revenues:
Smokeable products	$17,522	$16,837	$6,313	$6,049
Oral tobacco products	1,901	1,762	640	620
Wine	434	483	157	167
All other	(8)	21	13	20
Net revenues	$19,849	$19,103	$7,123	$6,856
Earnings (losses) before income taxes:
OCI:
Smokeable products	$7,609	$6,864	$2,789	$2,561
Oral tobacco products	1,297	1,195	436	417
Wine	(347)	50	19	16
All other	(63)	(27)	(7)	8
Amortization of intangibles	(54)	(28)	(17)	(12)
General corporate expenses	(150)	(154)	(60)	(46)
Corporate asset impairment and exit costs	—	(1)	—	—
Operating income	8,292	7,899	3,160	2,944
Interest and other debt expense, net	(893)	(989)	(310)	(293)
Net periodic benefit income, excluding service cost	58	40	3	24
Earnings (losses) from equity investments	(306)	866	(472)	333
Impairment of JUUL equity securities	(2,600)	(4,500)	(2,600)	(4,500)
Loss on Cronos-related financial instruments	(202)	(1,327)	(105)	(636)
Earnings (losses) before income taxes	$4,349	$1,989	$(324)	$(2,128)

The comparability of OCI for the reportable segments was affected by the following:

Tobacco and Health Litigation Items - Pre-tax charges related to certain tobacco and health litigation items were recorded in Altria’s condensed consolidated statements of earnings as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Smokeable products segment	$73	$43	$34	$3
Interest and other debt expense, net	3	5	—	—
Total	$76	$48	$34	$3

The amounts shown in the table above for the smokeable products segment were recorded in marketing, administration and research costs. For further discussion, see Note 12. Contingencies.

COVID-19 Special Items - Net pre-tax charges of $50 million ($41 million in the smokeable products segment and $9 million in the oral tobacco products segment) related to COVID-19 were recorded in Altria’s condensed consolidated statements of earnings for the nine months ended September 30, 2020. The net pre-tax charges, which were directly related to disruptions caused by or efforts to mitigate the impact of the COVID-19 pandemic, were all recorded in costs of sales in the second quarter of 2020 and included premium pay, personal protective equipment and health screenings, which were partially offset by certain employment tax credits. The COVID-19 special items do not include the inventory-related implementation costs associated with the wine business strategic reset, which are included in asset impairment, exit and implementation costs. These implementation costs were due to increased inventory levels, which were further negatively impacted by government restrictions and economic uncertainty surrounding the COVID-19 pandemic.

Asset Impairment, Exit and Implementation Costs - See Note 3. Asset Impairment, Exit and Implementation Costs for a breakdown of these costs by segment.

Note 10. Debt:

Short-term Borrowings and Borrowing Arrangements

At September 30, 2020 and December 31, 2019, Altria had no short-term borrowings.

At September 30, 2020, Altria had a senior unsecured 5-year revolving credit agreement (as amended, the “Credit Agreement”) that provides for borrowings up to an aggregate principal amount of $3.0 billion. The Credit Agreement, which is used for general corporate purposes, expires on August 1, 2023 and includes an option, subject to certain conditions, for Altria to extend the Credit Agreement for two additional one-year periods. Pricing for interest and fees under the Credit Agreement may be modified in the event of a change in the rating of Altria’s long-term senior unsecured debt. Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”), or a mutually agreed upon benchmark rate, plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”). The applicable percentage based on Altria’s long-term senior unsecured debt ratings at September 30, 2020 for borrowings under the Credit Agreement was 1.0%. The Credit Agreement does not include any other rating triggers, or any provisions that could require the posting of collateral.

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

The Credit Agreement includes various covenants, one of which requires Altria to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Consolidated Interest Expense of not less than 4.0 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. At September 30, 2020, the ratio of consolidated EBITDA to Consolidated Interest Expense, calculated in accordance with the Credit Agreement, was 9.2 to 1.0. At September 30, 2020, Altria was in compliance with its covenants in the Credit Agreement. The terms “Consolidated EBITDA” and “Consolidated Interest Expense,” each as defined in the Credit Agreement, include certain adjustments.

Any commercial paper issued by Altria and borrowings under the Credit Agreement are guaranteed by PM USA.

Long-term Debt

The aggregate carrying value of Altria’s total long-term debt at September 30, 2020 and December 31, 2019 was $29.3 billion and $28.0 billion, respectively.

In May 2020, Altria issued USD denominated long-term senior unsecured notes in the aggregate principal amount of $2.0 billion (collectively, the “Notes”). The net proceeds from the Notes were used for general corporate purposes, which included repayment of the outstanding balance of the Credit Agreement. The Notes contain the following terms:

▪$0.750 billion at 2.350%, due 2025, interest payable semiannually beginning November 6, 2020;
▪$0.750 billion at 3.400%, due 2030, interest payable semiannually beginning November 6, 2020; and
▪$0.500 billion at 4.450%, due 2050, interest payable semiannually beginning November 6, 2020.

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

At September 30, 2020 and December 31, 2019, accrued interest on long-term debt of $244 million and $470 million, respectively, was included in other accrued liabilities on Altria’s condensed consolidated balance sheets.

For a discussion of the fair value of Altria’s long-term debt and the designation of its Euro denominated senior unsecured notes as a net investment hedge of its investment in ABI, see Note 5. Financial Instruments.

Note 11. Income Taxes:

The income tax rate for the nine and three months ended September 30, 2020 was 41.8% and (195.1)%, respectively, versus 74.1% and (22.3)% for the nine and three months ended September 30, 2019, respectively. The changes in the tax rates were due primarily to the following:

▪a full valuation allowance in 2019 attributable to the tax benefits associated with the impairment of JUUL equity securities;

partially offset by:

▪a full valuation allowance in 2020 attributable to the tax benefits associated with the impairment of JUUL equity securities;
▪tax benefits recorded in 2019 for the reversal of tax accruals no longer required;
▪net tax expense in 2020 related to Altria’s equity investment in Cronos, which included a valuation allowance release on a deferred tax asset; and
▪net tax benefit in 2019 related to Altria’s equity investment in Cronos, which included a valuation allowance release on a deferred tax asset.

A reconciliation of the beginning and ending valuation allowances for the period ended September 30, 2020 was as follows:

(in millions)
Balance at beginning of year	$2,324
Additions to valuation allowance charged to income tax expense	673
Reductions to valuation allowance credited to income tax benefit	(145)
Foreign currency translation	4
Balance at end of period	$2,856

The current year addition to the valuation allowance was due primarily to valuation allowances recorded for deferred tax assets related to Altria’s equity investments in JUUL and Cronos. The current year reduction to the valuation allowance was due primarily to the write-off of a deferred tax asset related to Altria’s equity investment in Cronos for which a valuation allowance had previously been established.

Altria is subject to income taxation in many jurisdictions. Unrecognized tax benefits reflect the difference between tax positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions with the relevant tax authorities may take many years to complete, and such timing is not entirely within the control of Altria. At September 30, 2020, Altria’s total unrecognized tax benefits were $74 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at September 30, 2020 was $41 million, along with $33 million affecting deferred taxes. It is reasonably possible that within the next 12 months certain examinations will be resolved, which could result in a decrease in unrecognized tax benefits of approximately $8 million. At December 31, 2019, Altria’s total unrecognized tax benefits were $64 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2019 was $40 million, along with $24 million affecting deferred taxes.

Note 12. Contingencies

Legal proceedings covering a wide range of matters are pending or threatened in various U.S. and foreign jurisdictions against Altria and its subsidiaries, including PM USA and USSTC, as well as their respective indemnitees and Altria’s investees. Various types of claims may be raised in these proceedings, including product liability, unfair trade practices, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of competitors, shareholders or distributors. Legislative action, such as changes to tort law, also may expand the types of claims and remedies available to plaintiffs.

Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related and other litigation are or can be significant and, in certain cases, have ranged in the billions of dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. In certain cases, plaintiffs claim that defendants’ liability is joint and several. In such cases, Altria or its subsidiaries may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, Altria or its subsidiaries under certain circumstances may have to pay more than their proportionate share of any bonding- or judgment-related amounts. Furthermore, in those cases where plaintiffs are successful, Altria or its subsidiaries also may be required to pay interest and attorneys’ fees.

Although PM USA has historically been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts have been appealed, there remains a risk that such relief may not be obtainable in all cases. This risk has been substantially reduced given that 47 states and Puerto Rico limit the dollar amount of bonds or require no bond at all. As discussed below, however, tobacco litigation plaintiffs have challenged the constitutionality of Florida’s bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. States, including Florida, also may seek to repeal or alter bond cap statutes through legislation. Although Altria cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Altria, or one or more of its subsidiaries, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.

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

The table below lists the number of certain tobacco-related cases pending in the U.S. against PM USA and/or Altria as of October 27, 2020, October 28, 2019 and October 22, 2018:

	October 27, 2020	October 28, 2019	October 22, 2018
Individual Smoking and Health Cases (1)	142	95	101
Health Care Cost Recovery Actions (2)	—	—	1
E-vapor Cases(3)	1,145
Other Tobacco-Related Cases(4)	4	4	4
(1) Includes 15 cases filed in New Mexico, 26 cases filed in Massachusetts and 54 non-Engle cases filed in Florida. Does not include individual smoking and health cases brought by or on behalf of plaintiffs in Florida state and federal courts following the decertification of the Engle case (these Engle progeny cases are discussed below in Smoking and Health Litigation - Engle Class Action). Also does not include 1,471 cases brought by flight attendants seeking compensatory damages for personal injuries allegedly caused by exposure to environmental tobacco smoke (“ETS”). The flight attendants allege that they are members of an ETS smoking and health class action in Florida, which was settled in 1997 (Broin). The terms of the court-approved settlement in that case allowed class members to file individual lawsuits seeking compensatory damages, but prohibited them from seeking punitive damages. In March 2018, 923 of these cases were voluntarily dismissed without prejudice.
(2) See Health Care Cost Recovery Litigation - Federal Government’s Lawsuit below.
(3) Includes 25 class action lawsuits, two of which were filed in Canada, 1,064 individual lawsuits, 31 state or local government lawsuits and 25 lawsuits filed by school districts relating to JUUL e-vapor products. JUUL is an additional named defendant in each of these lawsuits.
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

International Tobacco-Related Cases

As of October 27, 2020, Altria is named as a defendant in two e-vapor class action lawsuits in Canada. PM USA also is a named defendant in 10 health care cost recovery actions in Canada, eight of which also name Altria as a defendant. PM USA and Altria are also named defendants in seven smoking and health class actions filed in various Canadian provinces. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and Philip Morris International Inc. (“PMI”) that provides for indemnities for certain liabilities concerning tobacco products.

Tobacco-Related Cases Set for Trial

As of October 27, 2020, no Engle progeny cases or individual smoking and health cases against PM USA are set for trial through December 31, 2020. Cases against other companies in the tobacco industry may be scheduled for trial during this period. Trial dates are subject to change and some trials have been postponed due to the COVID-19 pandemic.

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

See Smoking and Health Litigation - Engle Progeny Trial Results below for a discussion of verdicts in state and federal Engle progeny cases involving PM USA as of October 27, 2020.

Judgments Paid and Provisions for Tobacco and Health Litigation Items (Including Engle Progeny Litigation)

After exhausting all appeals in those cases resulting in adverse verdicts associated with tobacco-related litigation, since October 2004, PM USA has paid judgments and settlements (including related costs and fees) totaling approximately $798 million and interest totaling approximately $217 million as of September 30, 2020. These amounts include payments for Engle progeny judgments (and related costs and fees) totaling approximately $364 million and related interest totaling approximately $55 million.

The changes in Altria’s accrued liability for tobacco and health litigation items, including related interest costs, for the periods specified below are as follows:

	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
(in millions)	2020		2019	2020	2019
Accrued liability for tobacco and health litigation items at beginning of period (1)	$14		$112	$22	$13
Pre-tax charges for:
Tobacco and health litigation	73	(2)	43	34	3
Related interest costs	3		5	—	—
Payments (1)	(81)	(3)	(151)	(47)	(7)
Accrued liability for tobacco and health litigation items at end of period (1)	$9		$9	$9	$9
(1) Includes amounts related to the costs of implementing the corrective communications remedy related to the Federal Government’s Lawsuit discussed below.
(2) Includes approximately $20 million related to pre-trial resolution of approximately 240 tobacco and health cases.
(3) Includes approximately $20 million in payments related to above-mentioned pre-trial resolution of approximately 240 tobacco and health cases and $2 million for pre-trial resolution of other tobacco and health cases that was accrued in 2019 but not paid until 2020.

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

Security for Judgments

To obtain stays of judgments pending appeal, PM USA has posted various forms of security. As of September 30, 2020, PM USA has posted appeal bonds totaling approximately $61 million, which have been collateralized with restricted cash that are included in assets on the condensed consolidated balance sheet.

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

Pending Engle Progeny Cases

The deadline for filing Engle progeny cases expired in January 2008, at which point a total of approximately 9,300 federal and state claims were pending. As of October 27, 2020, approximately 1,300 state court cases were pending against PM USA or Altria asserting individual claims by or on behalf of approximately 1,600 state court plaintiffs.  Because of a number of factors, including docketing delays, duplicated filings and overlapping dismissal orders, these numbers are estimates. While the Federal Engle Agreement (discussed below) resolved nearly all Engle progeny cases pending in federal court, as of October 27, 2020, three cases were pending against PM USA in federal court representing the cases excluded from that agreement.

Engle Progeny Trial Results

As of October 27, 2020, 134 federal and state Engle progeny cases involving PM USA have resulted in verdicts since the Florida Supreme Court Engle decision. Seventy-eight verdicts were returned in favor of plaintiffs and five verdicts (Skolnick, Calloway, Oshinsky-Blacker, McCoy and Frogel) that were initially returned in favor of plaintiffs were reversed post-trial or on appeal and remain pending.

Forty-eight verdicts were returned in favor of PM USA, of which 43 were state cases. In addition, there have been a number of mistrials, only some of which have resulted in new trials as of October 27, 2020. Four verdicts (Pearson, D. Cohen, Collar and Chacon) that were returned in favor of PM USA were subsequently reversed for new trials. Juries in two cases (Reider and Banks) returned zero damages verdicts in favor of PM USA. Juries in two other cases (Weingart and Hancock) returned verdicts against PM USA awarding no damages, but the trial court in each case decided to award plaintiffs damages. One case, Pollari, resulted in a verdict in favor of PM USA following a retrial of an initial verdict returned in favor of plaintiff. Appeals by plaintiff and defendants are pending. Three cases, Gloger, Rintoul (Caprio) and Duignan, resulted in verdicts in favor of plaintiffs following retrial of initial verdicts returned in favor of plaintiffs. Post-trial motions or appeals are pending. One case, Freeman, resulted in an appellate reversal of a jury verdict in favor of plaintiff, and a judgment in favor of PM USA.

The charts below list the verdicts and post-trial developments in certain Engle progeny cases in which verdicts were returned in favor of plaintiffs. The first chart lists such cases that are pending as of October 27, 2020 where PM USA has recorded a provision in its consolidated financial statements because PM USA has determined that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated; the second chart lists other such cases that are pending as of October 27, 2020 but where PM USA has determined an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated; and the third chart lists other such cases that have concluded within the previous 12 months. Unless otherwise noted for a particular case, the jury’s award for compensatory damages will not be reduced by any finding of plaintiff’s comparative fault. Further, the damages noted reflect adjustments based on post-trial or appellate rulings.

Currently Pending Engle Cases with Accrued Liabilities
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (All Defendants)	Punitive Damages (PM USA)	Appeal Status	Accrual (1)
Berger (Cote)	September 2014	PM USA	Federal Court - Middle District of Florida	$6 million	$21 million
The Eleventh Circuit Court of Appeals reinstated the punitive and compensatory damages awards and remanded the case to the district court. PM USA’s challenge to the punitive damages award was denied by the district court. Appeal by PM USA to Eleventh Circuit Court of Appeals pending.
$6 million accrual in the fourth quarter of 2018
Santoro	March 2017	PM USA, R.J. Reynolds and Liggett Group(2)	Broward	$2 million (<$1 million PM USA)	<$1 million
The Fourth District Court of Appeal affirmed the compensatory damages award and reinstated the punitive damages award. Defendants’ motion for rehearing was denied. Appeal by defendants of punitive damages award to Florida Supreme Court pending.
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

Other Currently Pending Engle Cases with Verdicts Against PM USA
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Appeal Status
Duignan	February 2020(2)	PM USA and R.J. Reynolds	Pinellas	$3 million	$12 million	Appeal by defendants to Second District Court of Appeal pending.
Cuddihee	January 2020	PM USA	Duval	$3 million	$0	Appeal by plaintiff and defendant to First District Court of Appeal pending.
Rintoul (Caprio)	November 2019(2)	PM USA and R.J. Reynolds	Broward	$9 million ($5 million PM USA)	$74 million	Appeal by plaintiff and defendants to Fourth District Court of Appeal pending.
Gloger	November 2019(2)	PM USA and R.J. Reynolds	Miami-Dade	$15 million ($5 million PM USA)	$11 million	Appeal by defendants to Third District Court of Appeal pending.
McCall	March 2019	PM USA	Broward	<$1 million (<$1 million PM USA)	<$1 million	New trial ordered on punitive damages.
Neff	March 2019	PM USA and R.J. Reynolds	Broward	$4 million	$2 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Frogel	March 2019	PM USA	Palm Beach	<$1 million (<$1 million PM USA)	$0	Fourth District Court of Appeal reversed the judgment against PM USA and ordered a new trial.
Mahfuz	February 2019	PM USA and R.J. Reynolds	Broward	$12 million	$10 million	Appeals by plaintiff and defendants to Fourth District Court of Appeal pending.
Holliman	February 2019	PM USA	Miami-Dade	$3 million	$0	Defendant’s appeal to Third District Court of Appeal pending.

Plaintiff	Verdict Date	Defendant(s)	Court	Compensatory Damages (1)	Punitive Damages (PM USA)	Appeal Status
Chadwell	September 2018	PM USA	Miami-Dade	$2 million	$0	Third District Court of Appeal affirmed the compensatory damages award. PM USA petitioned Florida Supreme Court for review. Case stayed pending Florida Supreme Court decision in Prentice.(3)
Kaplan	July 2018	PM USA and R.J. Reynolds	Broward	$2 million	$2 million	Appeals by defendants and plaintiff to Fourth District Court of Appeal pending.
R. Douglas	November 2017	PM USA	Duval	<$1 million	$0	Awaiting entry of final judgment by the trial court.
Sommers	April 2017	PM USA	Miami-Dade	$1 million	$0	Third District Court of Appeal affirmed compensatory damages award and granted new trial on punitive damages. Florida Supreme Court denied PM USA's petition for review.
Cooper (Blackwood)	September 2015	PM USA and R.J. Reynolds	Broward	$5 million (<$1 million PM USA)	$0	Fourth District Court of Appeal affirmed judgment and granted a new trial on punitive damages.
D. Brown	January 2015	PM USA	Federal Court - Middle District of Florida	$8 million	$9 million	Appeal by defendant to U.S. Court of Appeals for the Eleventh Circuit stayed pending Florida Supreme Court decision in Prentice.(3)
Harris	July 2014	PM USA, R.J. Reynolds and Lorillard	Federal Court - Middle District of Florida	$2 million (<$1 million PM USA)	$0	Appeals by plaintiff and defendants to U.S. Court of Appeals for the Eleventh Circuit pending.
(1) PM USA’s portion of the compensatory damages award is noted parenthetically where the court has ruled that comparative fault applies.
(2) Plaintiff’s verdict following a retrial of an initial verdict in favor of plaintiff.
(3) PM USA is not a defendant in this case.

Engle Cases Concluded Within Past 12 Months(1)
(rounded to nearest $ million)

Plaintiff	Verdict Date	Defendant(s)	Court	Accrual Date	Payment Amount (if any)	Payment Date
Dean (Kerrivan)(2)	October 2014	PM USA and R.J. Reynolds	Federal Court - Middle District of Florida	Third quarter of 2020	$26 million	August 2020
Landi(3)	June 2018	PM USA and R.J. Reynolds	Broward	Second quarter of 2020	$10 million	July 2020
Theis(4)	May 2018	PM USA and R.J. Reynolds	Sarasota	First quarter of 2020	$17 million	February 2020
(1) In four cases in which PM USA paid the judgments more than a year ago, Naugle, Gore, M. Brown and Jordan, plaintiffs were awarded approximately $8 million, $2 million, $9 million and $4 million in fees and costs, respectively. PM USA has appealed in all of these cases.
(2) In August 2020, the U.S. Court of Appeals for the Eleventh Circuit denied the defendants’ petition for rehearing. As a result, in the third quarter of 2020, PM USA recorded a pre-tax provision of approximately $26 million, reflecting its portion of the judgment plus interest, and paid this amount in August 2020.
(3) In June 2020, the Fourth District Court of Appeal affirmed the compensatory damages award. As a result, in the second quarter of 2020, PM USA recorded a pre-tax provision of approximately $10 million for the judgment plus interest and paid this amount in July 2020.
(4) In February 2020, the Florida Second District Court of Appeal denied PM USA’s petition for review.  As a result, in the first quarter of 2020, PM USA recorded a pre-tax provision of approximately $17 million for the judgment plus interest and paid this amount.

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

As of October 27, 2020, PM USA and Altria are named as defendants, along with other cigarette manufacturers, in seven class actions filed in the Canadian provinces of Alberta, Manitoba, Nova Scotia, Saskatchewan, British Columbia and Ontario. In Saskatchewan, British Columbia (two separate cases) and Ontario, plaintiffs seek class certification on behalf of individuals who suffer or have suffered from various diseases, including chronic obstructive pulmonary disease, emphysema, heart disease or cancer, after smoking defendants’ cigarettes. In the actions filed in Alberta, Manitoba and Nova Scotia, plaintiffs seek certification of classes of all individuals who smoked defendants’ cigarettes. In March 2019, all of these class actions were stayed as a result of three Canadian tobacco manufacturers (none of which is related to Altria or its subsidiaries) seeking protection under Canada’s Companies’ Creditors Arrangement Act (which is similar to Chapter 11 bankruptcy in the U.S.). The companies entered into these proceedings following a Canadian appellate court upholding two smoking and health class action verdicts against those companies totaling approximately CAD $13 billion. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI, which provides for indemnities for certain liabilities concerning tobacco products.

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

Since the beginning of 2008, the Canadian Provinces of British Columbia, New Brunswick, Ontario, Newfoundland and Labrador, Quebec, Alberta, Manitoba, Saskatchewan, Prince Edward Island and Nova Scotia have brought health care reimbursement claims against cigarette manufacturers. PM USA is named as a defendant in the British Columbia and Quebec cases, while both Altria and PM USA are named as defendants in the New Brunswick, Ontario, Newfoundland and Labrador, Alberta, Manitoba, Saskatchewan, Prince Edward Island and Nova Scotia cases. The Nunavut Territory and Northwest Territory have passed legislation permitting similar claims, but lawsuits based on this legislation have not been filed. All of these cases have been stayed pending resolution of proceedings in Canada involving three tobacco manufacturers (none of which are affiliated with Altria or its subsidiaries) under the Companies’ Creditors Arrangement Act discussed above. See Smoking and Health Litigation - Other Smoking and Health Class Actions above for a discussion of these proceedings. See Guarantees and Other Similar Matters below for a discussion of the Distribution Agreement between Altria and PMI that provides for indemnities for certain liabilities concerning tobacco products.

Settlements of Health Care Cost Recovery Litigation

In November 1998, PM USA and certain other tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia and certain U.S. territories to settle asserted and unasserted health care cost recovery and other claims. PM USA and certain other tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements require that the original participating manufacturers or “OPMs” (now PM USA and R.J. Reynolds and, with respect to certain brands, ITG Brands, LLC (“ITG”)) make annual payments of approximately $9.4 billion, subject to adjustments for several factors, including inflation, market share and industry volume. In addition, the OPMs are required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million. For the three months ended September 30, 2020 and 2019, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $1.2 billion and $1.1 billion, respectively. For the nine months ended September 30, 2020 and 2019, the aggregate amount recorded in cost of sales with respect to the State Settlement Agreements was approximately $3.3 billion and $3.2 billion, respectively. These amounts include PM USA’s estimate of amounts related to NPM Adjustments discussed below.

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

In the first quarter of 2020, the PMs agreed that certain conditions set forth in the multi-state settlement had been met. As a result, PM USA’s and the other PMs’ settlement with Pennsylvania was extended to include NPM Adjustments for 2018-2024. In the third quarter of 2020, PM USA and the other PMs also agreed with the other 35 states to extend the settlement with those states to include NPM Adjustments for 2018-2022. As a result of these two developments, PM USA will receive approximately $361 million in credits to offset PM USA’s MSA payments over the following nine years.

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

▪2004 and Subsequent NPM Adjustments. PM USA has continued to pursue the NPM Adjustments for 2004 and subsequent years in multi-state arbitrations against the states that did not join either of the settlements discussed above. In September 2019, a New Mexico state appellate court affirmed a trial court’s order compelling New Mexico to arbitrate the 2004 NPM Adjustment claims in the multi-state arbitration with the other states. In November 2019, the New Mexico Supreme Court declined to review that decision. The arbitration hearing has not yet been scheduled. The Montana state courts ruled that Montana may litigate its claims in state court, rather than participate in a multi-state arbitration and the PMs have agreed not to contest the applicability of the 2004 NPM Adjustment to Montana. In April 2020, the State of Montana filed a motion in Montana state court against the PMs, including PM USA, claiming that Montana’s share of the NPM Adjustment amounts should be paid to the state in advance of the resolution of disputes over the applicability of those adjustments. PM USA has been placing the disputed NPM Adjustment amounts in the disputed payments account established pursuant to the terms of the MSA. Montana seeks a total of approximately $43 million in disputed payments from all defendants combined, as well as treble and punitive damages.

Other than Montana and New Mexico, all of the non-settling states participated in a 2004 multi-state arbitration. That arbitration initially concluded in July 2019, although Missouri was granted a hearing in June 2020. As of October 27, 2020, no decisions have resulted from the arbitration.

The PMs have reached an agreement with the states that have not settled (with the exception of Missouri and Montana) that the next round of NPM arbitrations will encompass three years, 2005-2007, and the parties have selected an arbitration panel for the 2005-2007 arbitration. Missouri is participating in the arbitration, but has agreed to arbitrate only one year, 2005, before the panel. The hearings in this arbitration have not yet been scheduled. No assurance can be given as to when proceedings for 2008 and subsequent years will be scheduled or the precise form those proceedings will take.

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

In January 2017, PM USA and the State of Florida each filed a motion in Florida state court against R.J. Reynolds and ITG seeking to enforce the Florida State Settlement Agreement. In August 2018, the Florida trial court entered final judgment ruling that R.J. Reynolds (and not ITG) must make settlement payments under the Florida State Settlement Agreement on the ITG brands, and ordering R.J. Reynolds to pay PM USA approximately $9.8 million (inclusive of interest) for the 2015-2017 period. Both R.J. Reynolds and PM USA filed notices of appeal and, in July 2020, the Florida Fourth District Court of Appeal affirmed the trial court’s decision. In September 2020, the Florida Fourth District Court of Appeal denied R.J. Reynolds’s motions for rehearing. In October 2020, R.J. Reynolds petitioned the Florida Supreme Court to review the appellate court decision.

In March 2018, PM USA and the State of Minnesota filed pleadings in Minnesota state court asserting claims against R.J. Reynolds and ITG, similar to those made in Florida, and seeking to enforce the Minnesota State Settlement Agreement. In September 2019, the Minnesota court granted the State of Minnesota’s and PM USA’s motions to enforce the agreement against R.J. Reynolds. The Minnesota court concluded, however, that it could not yet resolve the question of ITG’s liability under the Minnesota State Settlement Agreement. An evidentiary hearing on the question of ITG’s potential liability was held in the third quarter of 2020.

In December 2018, PM USA filed a motion in Mississippi state court seeking to enforce the Mississippi State Settlement Agreement against R.J. Reynolds and ITG with respect to the accuracy of certain submissions made by R.J. Reynolds and ITG concerning the calculation of payments relating to the ITG brands. A hearing in the case is currently scheduled for May 2021. In December 2019, in a separate matter, the State of Mississippi filed a motion in Mississippi state court seeking to enforce the Mississippi State Settlement Agreement against PM USA, R.J. Reynolds and ITG concerning the calculation of the April 2019 payments.

In January 2019, PM USA and the State of Texas each filed a motion in federal court in the Eastern District of Texas asserting claims against R.J. Reynolds and ITG, similar to those made in Florida and Minnesota, seeking to enforce the Texas State Settlement Agreement. On February 25, 2020, the Texas court granted the State of Texas’ and PM USA’s motions to enforce the settlement agreement against R.J. Reynolds. The Texas court, however, deferred the ultimate resolution of the motions to enforce against ITG, because it concluded that question was dependent upon the outcome of separate litigation pending between ITG and R.J. Reynolds in the Delaware Court of Chancery. In August 2020, R.J. Reynolds appealed the Eastern District of Texas’s ruling to the U.S. Court of Appeals for the Fifth Circuit. ITG and the State of Texas also have filed notices of appeal, each of which is limited to the issue of how payments of statutory fees are treated under the Eastern District of Texas’s ruling.

Federal Government’s Lawsuit

In 1999, the United States government filed a lawsuit in the U.S. District Court for the District of Columbia against various cigarette manufacturers, including PM USA, and others, including Altria, asserting claims under three federal statutes. The case ultimately proceeded only under the civil provisions of RICO. In August 2006, the district court held that certain defendants, including Altria and PM USA, violated RICO and engaged in seven of the eight “sub-schemes” to defraud that the government had alleged. Specifically, the court found that:

▪defendants falsely denied, distorted and minimized the significant adverse health consequences of smoking;
▪defendants hid from the public that cigarette smoking and nicotine are addictive;
▪defendants falsely denied that they control the level of nicotine delivered to create and sustain addiction;
▪defendants falsely marketed and promoted “low tar/light” cigarettes as less harmful than full-flavor cigarettes;

▪defendants falsely denied that they intentionally marketed to youth;
▪defendants publicly and falsely denied that ETS is hazardous to non-smokers; and
▪defendants suppressed scientific research.

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

The requirements related to corrective statements at point-of-sale remain outstanding. In May 2014, the district court ordered further briefing on the issue, which was completed in June 2014. In May 2018, the parties submitted a joint status report and additional briefing on point-of-sale signage to the district court. In May 2019, the district court ordered a hearing on the point-of-sale signage issue. The hearing is currently scheduled for July 2021.

In July 2020, the United States government filed a motion with the district court asking for clarification as to whether the court-ordered injunction that applies to cigarettes also applies to HeatSticks, a heated tobacco product used with the IQOS electronic device. In August 2020, Altria and PM USA filed an opposition to the government’s motion and, in the alternative, a motion to modify the injunction to make clear it does not apply to HeatSticks. Regardless of the district court’s decisions on the pending motions, the government has indicated it will not oppose a modification to the injunction that permits PM USA to use the Modified Risk Tobacco Product claim authorized by the FDA for HeatSticks.

E-vapor Product Litigation

As of October 27, 2020, Altria and/or its subsidiaries, including PM USA, were named as defendants in 25 class action lawsuits relating to JUUL e-vapor products. JUUL is an additional named defendant in each of these lawsuits. The theories of recovery include violation of RICO, fraud, failure to warn, design defect, negligence and unfair trade practices. Plaintiffs also sought to add antitrust claims due to the recent action by the FTC. Although the court denied this request in the class action lawsuits, the individual antitrust claims remain pending before the same court. See Antitrust Litigation below for further discussion. Plaintiffs seek various remedies, including compensatory and punitive damages and an injunction prohibiting product sales.

Altria and/or its subsidiaries, including PM USA, also have been named as defendants in other lawsuits involving JUUL e-vapor products, including 1,064 individual lawsuits, 25 lawsuits filed by school districts and 31 lawsuits filed by state or local governments, including the state of Hawaii. JUUL is an additional named defendant in each of these lawsuits.

The majority of the individual and class action lawsuits mentioned above were filed in federal court. In October 2019, the United States Judicial Panel on Multidistrict Litigation ordered the coordination or consolidation of these lawsuits in the U.S. District Court for the Northern District of California for pretrial purposes.

Altria and its subsidiaries filed motions to dismiss certain claims in the class action and school district cases, including the federal RICO claim. In October 2020, the U.S. District Court for the Northern District of California granted the motion to dismiss the RICO class action claim. Although it otherwise denied the motion, the court found that plaintiffs had not sufficiently alleged standing or causation with respect to their claim under California law. The court also granted the motion to dismiss the RICO claim in the cases filed by various school districts, but denied the motion in all other respects. The court gave plaintiffs the opportunity to amend their complaints to attempt to cure the deficiencies the court identified.

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

“Lights/Ultra Lights” Cases and Other Smoking and Health Class Actions

Plaintiffs have sought certification of their cases as class actions, alleging among other things, that the uses of the terms “Lights” and/or “Ultra Lights” constitute deceptive and unfair trade practices, common law or statutory fraud, unjust enrichment or breach of warranty, and have sought injunctive and equitable relief, including restitution and, in certain cases, punitive damages. These class actions have been brought against PM USA and, in certain instances, Altria or its other subsidiaries, on behalf of individuals who purchased and consumed various brands of cigarettes. Defenses raised in these cases include lack of misrepresentation, lack of causation, injury and damages, the statute of limitations, non-liability under state statutory provisions exempting conduct that complies with federal regulatory directives, and the First Amendment. Twenty-one state courts in 23 “Lights” cases have refused to certify class actions, dismissed class action allegations, reversed prior class certification decisions or have entered judgment in favor of PM USA. As of October 27, 2020, two “Lights/Ultra Lights” class actions are pending in U.S. state court. Neither case is active.

As of October 27, 2020, two smoking and health cases alleging personal injury or seeking court-supervised programs or ongoing medical monitoring and purporting to be brought on behalf of a class of individual plaintiffs, are pending in their respective U.S. state courts. Neither case is active.

UST Litigation

UST and/or its tobacco subsidiaries have been named in a number of individual tobacco and health lawsuits over time. Plaintiffs’ allegations of liability in these cases have been based on various theories of recovery, such as negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of implied warranty, addiction and breach of consumer protection statutes. Plaintiffs have typically sought various forms of relief, including compensatory and punitive damages, and certain equitable relief, including but not limited to disgorgement. Defenses raised in these cases include lack of causation, assumption of the risk, comparative fault and/or contributory negligence, and statutes of limitations. As of October 27, 2020, there is one case pending against USSTC.

Antitrust Litigation

In April 2020, the FTC issued an administrative complaint against Altria and JUUL alleging that Altria’s 35% investment in JUUL and the associated agreements constitute an unreasonable restraint of trade in violation of Section 1 of the Sherman Antitrust Act of 1890 (“Sherman Act”) and Section 5 of the Federal Trade Commission Act of 1914 (“FTC Act”), and substantially lessened competition in violation of Section 7 of the Clayton Antitrust Act (“Clayton Act”). If the FTC’s challenge is successful, the FTC may order a broad range of remedies, including divestiture of Altria’s minority investment in JUUL, rescission of the transaction and all associated agreements, and prohibition against any officer or director of either Altria or JUUL serving on the other party’s board of directors or attending meetings of the other party’s board of directors. The administrative trial will take place before an FTC administrative law judge and is currently scheduled to begin April 2021. The administrative law judge’s decision is then submitted to the FTC, which decision is subject to review by the FTC on its own motion or at the request of any party. The FTC then issues its ruling, which is subject to appellate review.

Also as of October 27, 2020, 16 putative class action lawsuits have been filed against Altria and JUUL in the United States District Court for the Northern District of California. The lawsuits cite the FTC administrative complaint and allege that Altria and JUUL violated Sections 1, 2 and/or 3 of the Sherman Act, Section 7 of the Clayton Act and various state antitrust laws by restraining trade and/or substantially lessening competition in the U.S. closed-system electronic cigarette market. Plaintiffs seek various remedies, including treble damages, attorneys’ fees, a declaration that the agreements between Altria and JUUL are invalid, divestiture of Altria’s minority investment in JUUL and rescission of the transaction.

Neither the FTC nor the private plaintiffs has sought to preliminarily enjoin Altria from converting Altria’s non-voting JUUL shares to voting shares or appointing directors to the JUUL board of directors. As of October 27, 2020, Altria has not exercised these rights, but has until November 30, 2020 to convert its JUUL shares under the regulations of the HSR Act, after which Altria would have to re-file for antitrust review with the FTC to again seek the ability to convert. For further discussion of Altria’s rights in the event of share conversion, see Note. 4. Investments in Equity Securities - Investment in JUUL.

Shareholder Class Action and Shareholder Derivative Lawsuits

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

In August 2020, two purported Altria shareholders filed separate derivative lawsuits in the United States District Court for the Northern District of California on behalf of themselves and Altria, against Mr. Willard, Mr. Gifford, JUUL and certain of its executives and officers. These derivative lawsuits relate to Altria’s investment in JUUL, and assert claims of breach of fiduciary duty by the Altria defendants and aiding and abetting in that alleged breach of fiduciary duty by the remaining defendants. A third derivative lawsuit was filed in September 2020 in the Circuit Court for Henrico County, Virginia against Mr. Willard, Mr. Gifford, Kevin C. Crosthwaite, Altria’s former Chief Growth Officer and current JUUL Chief Executive Officer, and members of Altria’s Board of Directors. This suit asserts a claim for breach of fiduciary duty. Plaintiffs seek various remedies, including damages, disgorgement of profits, reformation of Altria’s corporate governance and internal procedures, and attorneys’ fees. The plaintiffs have agreed to stay the Virginia derivative case pending the outcome of defendants’ motions to dismiss the shareholder class action. A fourth derivative lawsuit was filed in October 2020 in the

United States District Court for the Eastern District of Virginia against the same defendants in the Virginia lawsuit, JUUL, its founders and some of its current and former executives. The remedies sought are similar to those sought by plaintiffs in the Virginia lawsuit.

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

Guarantees and Other Similar Matters

In the ordinary course of business, certain subsidiaries of Altria have agreed to indemnify a limited number of third parties in the event of future litigation. At September 30, 2020, Altria and certain of its subsidiaries (i) had $49 million of unused letters of credit obtained in the ordinary course of business; (ii) were contingently liable for guarantees related to their own performance, including $25 million for surety bonds; and (iii) had a redeemable noncontrolling interest of $39 million recorded on its condensed consolidated balance sheet. In addition, from time to time, subsidiaries of Altria issue lines of credit to affiliated entities. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity.

Under the terms of a distribution agreement between Altria and PMI (the “Distribution Agreement”), entered into as a result of Altria’s 2008 spin-off of its former subsidiary PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Altria does not have a related liability recorded on its condensed consolidated balance sheet at September 30, 2020 as the fair value of this indemnification is insignificant. PMI has agreed not to seek indemnification with respect to the IQOS patent litigation discussed above under Certain Other Tobacco-Related Litigation - IQOS Litigation.

PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under its $3.0 billion Credit Agreement and amounts outstanding under its commercial paper program.

Note 13. New Accounting Guidance Not Yet Adopted:

The following table provides a description of issued accounting guidance applicable to, but not yet adopted by, Altria:

Standards	Description	Effective Date for Public Entity	Effect on Financial Statements
ASU 2019-12 Simplifying the Accounting for Income Taxes (Topic 740)	The guidance removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes.	The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is permitted, including adoption in any interim period.	Altria's adoption of this guidance is not expected to have a material impact on its consolidated financial statements.
ASU 2020-01 Clarifying the Interactions between Topic 321, Topic 323, and Topic 815	The guidance provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities.	The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is permitted, including adoption in any interim period.	Altria's adoption of this guidance is not expected to have a material impact on its consolidated financial statements.
ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity	The guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Key provisions of the guidance include reducing the number of accounting models, simplifying the earnings per share calculations and expanding the disclosures related to convertible instruments.
		The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.	Altria is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company

When used in this Quarterly Report on Form 10-Q (“Form 10-Q”), the terms “Altria,” “we,” “us” and “our” refers to Altria Group, Inc. and its subsidiaries, unless otherwise specified or unless otherwise required.

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
Executive Summary

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, Altria refers to the following “adjusted” financial measures: adjusted operating companies income (loss) (“OCI”); adjusted OCI margins; adjusted net earnings attributable to Altria; adjusted diluted earnings per share attributable to Altria; and adjusted effective tax rates. These adjusted financial measures are not required by, or calculated in accordance with, United States generally accepted accounting principles (“GAAP”) and may not be calculated the same as similarly titled measures used by other companies. These adjusted financial measures should thus be considered as supplemental in nature and not considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Except as noted in 2020 Forecasted Results section below, when Altria provides a non-GAAP measure in this Form 10-Q, it also provides a reconciliation of that non-GAAP financial measure to the most directly comparable GAAP financial measure. For a further description of these non-GAAP financial measures, see the Non-GAAP Financial Measures section below.

COVID-19

The COVID-19 pandemic has led to adverse impacts on the U.S. and global economies and continues to create economic uncertainty. Although much uncertainty still surrounds the pandemic, including its duration and ultimate overall impact on U.S and global economies, our subsidiaries’ operations and those of Altria’s investees, Altria continues to monitor the macroeconomic risks of COVID-19 and to carefully evaluate potential outcomes and work to mitigate risks. Specifically, Altria remains focused on any potential impact to its liquidity, operations, supply and distribution chains and on economic conditions.

In terms of Altria’s liquidity, despite some volatility in the commercial paper market in March 2020, Altria believes it is in a solid financial position and continues to maintain a higher cash balance than normal to preserve its financial flexibility. As a precautionary measure, in March 2020, Altria borrowed the full $3.0 billion available under its senior unsecured 5-year revolving credit agreement (as amended, the “Credit Agreement”), which Altria subsequently repaid in full in June 2020. In May 2020, Altria issued $2.0 billion of long-term debt in the form of senior unsecured notes. In April 2020, Altria’s Board of Directors (the “Board of Directors”) rescinded the $500 million remaining in the previously authorized $1.0 billion share repurchase program. Altria did not repurchase any shares in the nine months ended September 30, 2020.

As with so many other companies throughout the U.S. and globally, Altria’s operations have been affected by COVID-19. Altria has implemented remote working for many employees and aligned with the social distancing protocols recommended by public health authorities. To date, Altria believes its tobacco businesses have not experienced any material adverse effects associated with governmental actions to restrict consumer movement or business operations, but continues to monitor these factors. Altria continues to believe that remote working due to the COVID-19 pandemic has had minimal impact on productivity. Also, Altria’s critical information technology systems have remained operational. Although Altria’s tobacco businesses previously suspended operations temporarily at several of their manufacturing facilities, all manufacturing facilities are currently operational under enhanced safety protocols. In addition, Helix Innovations LLC (“Helix”) continues to build domestic manufacturing capacity for on! in the Richmond Manufacturing Center and expand distribution. Altria continues to monitor the risks associated with facility disruptions and workforce availability as a result of COVID-19 uncertainty.

Altria’s suppliers and those within its distribution chain are also subject to government actions that may require the closure of a facility and remote working protocols. To date, Altria has not experienced any material disruptions to its supply chains or distribution systems, but is continuing to monitor these factors. The majority of retail stores in which Altria’s tobacco products are sold, including convenience stores, have been deemed to be essential businesses by authorities and have remained open. Altria continues to monitor the risk that one or more suppliers, distributors or any other entities within our supply and distribution chain closes temporarily or permanently.

In June 2020, Philip Morris USA Inc. (“PM USA”) re-opened its Atlanta and Richmond IQOS stores, and in July 2020, PM USA launched IQOS in Charlotte, with all stores operating under enhanced safety protocols.

In the first nine months of 2020, Altria incurred net pre-tax charges of $50 million, which were directly related to disruptions caused by or efforts to mitigate the impact of the COVID-19 pandemic. These costs, which were recorded in the second quarter and excluded from Altria’s adjusted results, included premium pay, personal protective equipment and health screenings, partially offset by certain employment tax credits. These net pre-tax charges do not include the inventory-related implementation costs associated with the wine business strategic reset.

Although Altria’s tobacco businesses have not been materially impacted to date by COVID-19, there is continued uncertainty as to how COVID-19 may impact adult tobacco consumers in the future. Altria continues to monitor the macro-economic risks of COVID-19 and their effect on adult tobacco consumers, including unemployment rates, disposable income (which may be impacted by potential future changes in government stimulus and federal unemployment benefit payments) and mobility. Altria also continues to monitor adult tobacco consumers’ purchasing behaviors, including overall tobacco product expenditures, mix between premium and discount brand purchases and interest in noncombustible products.

While Altria’s tobacco businesses have not been materially impacted to date by COVID-19, Altria has experienced adverse impacts to its alcohol assets. In the wine business, Ste. Michelle Wine Estates Ltd.’s (“Ste. Michelle”) direct-to-consumer sales and on-premise wine sales in restaurants, bars and hospitality venues and on cruise lines have been, and continue to be, negatively impacted by disruptions arising from the COVID-19 pandemic, which also may have an impact on adult wine consumers going forward. In the first quarter of 2020, Ste. Michelle recorded pre-tax charges of $392 million consisting of (i) the write-off of inventory and (ii) estimated losses on future non-cancelable grape purchase commitments associated with product volume demand uncertainty, which were further impacted by government restrictions and the economic uncertainty surrounding the COVID-19 pandemic. Altria and Ste. Michelle also undertook a review of the wine business resulting in a strategic reset. Ste. Michelle continues to monitor the impact of COVID-19 associated risks to its business, results of operations, cash flows or financial position.

Anheuser-Busch InBev SA/NV (“ABI”) has also been impacted by COVID-19, including a 50% reduction to its final 2019 dividend paid in the second quarter of 2020 and its recent announcement to forgo its interim 2020 dividend that would have been paid in the fourth quarter of 2020; the withdrawal of its guidance for 2020 due to the uncertainty, volatility and impact of COVID-19; and a goodwill impairment charge related to its Africa businesses in its second quarter of 2020 (which Altria recorded in the third quarter of 2020 due to its one-quarter lag in reporting ABI’s results). ABI expects its performance in the second half of this year to be better than the first, although the environment remains volatile and uncertain, including potential renewed restrictions in several markets. As a result of these actions, Altria has reduced expectations for equity earnings and cash dividends from ABI in 2020. In addition, the extreme market disruption and volatility associated with COVID-19 resulted in a steep decline in ABI’s stock price in the first half of 2020, and the fair value of Altria’s investment in ABI is below the carrying value. While Altria believes that this decline is temporary, it will continue to monitor its investment in ABI, including the impact of COVID-19 on ABI’s business and market valuation. If Altria were to conclude that the decline in fair value is other than temporary, Altria would determine and recognize, in the period identified, the impairment of its investment, which could be material.

Altria considered the impact of COVID-19 on the business of JUUL Labs, Inc. (“JUUL”), including its sales, distribution, operations, supply chain and liquidity, in conducting its periodic impairment assessment. While the impact of COVID-19 was considered in our quantitative valuation that resulted in a non-cash pre-tax impairment charge of $2.6 billion for the period ended September 30, 2020, it was not an indicator of impairment for this assessment. Altria will continue to monitor its investment in JUUL and the impact of COVID-19 on JUUL’s business.

Altria has considered the impact of COVID-19 on the business of Cronos Group Inc. (“Cronos”), including its sales, distribution, operations, supply chain and liquidity. Cronos continues to be impacted by COVID-19, due in part to government action requiring closures or limited occupancy of retail stores in the United States. During the second quarter of 2020, Cronos recorded an impairment charge on goodwill and intangible assets as a result of the impact of COVID-19 (which Altria recorded in the third quarter of 2020 due to its one-quarter lag in reporting Cronos’s results). In addition, the fair value of Altria’s equity method investment in Cronos was approximately 20% less than its carrying value of $1.0 billion at September 30, 2020. While Altria believes that this decline in fair value is temporary, it will continue to monitor its equity method investment in Cronos, including the impact of COVID-19 on Cronos’s business and market valuation. If Altria were to conclude that the decline in fair value is other than temporary, Altria would determine and recognize, in the period identified, the impairment of its equity method investment, which could be material.
Consolidated Results of Operations for the Nine Months Ended September 30, 2020: The changes in net earnings (losses) attributable to Altria and diluted earnings (losses) per share (“EPS”) attributable to Altria for the nine months ended September 30, 2020, from the nine months ended September 30, 2019, were due primarily to the following:

	Net Earnings (Losses)	Diluted EPS
	(in millions, except per share data)
For the nine months ended September 30, 2019	$516	$0.27

2019 Asset impairment, exit, implementation and acquisition-related costs	163	0.08
2019 Tobacco and health litigation items	36	0.02
2019 Impairment of JUUL equity securities	4,500	2.41
2019 ABI-related special items [1]	9	—
2019 Cronos-related special items	816	0.44
2019 Tax items	(56)	(0.03)
Subtotal 2019 special items	5,468	2.92

2020 Implementation and acquisition-related costs	(314)	(0.17)
2020 Tobacco and health litigation items	(57)	(0.03)
2020 Impairment of JUUL equity securities	(2,600)	(1.40)
2020 ABI-related special items	(544)	(0.29)
2020 Cronos-related special items	(143)	(0.08)
2020 COVID-19 special items	(37)	(0.02)
2020 Tax items	(38)	(0.02)
Subtotal 2020 special items	(3,733)	(2.01)

Fewer shares outstanding	—	0.02
Change in tax rate	(75)	(0.04)
Operations	367	0.20
For the nine months ended September 30, 2020	$2,543	$1.36

2020 Reported Net Earnings (Losses)	$2,543	$1.36
2019 Reported Net Earnings (Losses)	$516	$0.27
% Change	100%+	100%+

2020 Adjusted Net Earnings and Adjusted Diluted EPS	$6,276	$3.37
2019 Adjusted Net Earnings and Adjusted Diluted EPS [1]	$5,984	$3.19
% Change	4.9%	5.6%
1 Prior period amounts have been recast to conform with current period presentation for certain ABI mark-to-market adjustments that were not previously identified as special items and that are now excluded from Altria’s adjusted financial measures. For further discussion, see below.

For a discussion of events affecting the comparability of statements of earnings amounts and reconciliations of adjusted earnings attributable to Altria and adjusted diluted EPS attributable to Altria, see the Consolidated Operating Results section below.

Fewer Shares Outstanding: Fewer shares outstanding during the nine months ended September 30, 2020 compared with the prior-year period were due primarily to shares repurchased by Altria in the fourth quarter of 2019 under its share repurchase program.

Change in tax rate: The change in the tax rate was driven primarily by lower dividends from ABI.

Operations: The increase of $367 million in operations shown in the table above was due primarily to higher income from the smokeable products and oral tobacco products segments, partially offset by lower earnings from Altria’s equity investments in ABI and Cronos.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.

Consolidated Results of Operations for the Three Months Ended September 30, 2020: The changes in net earnings (losses) attributable to Altria and diluted EPS attributable to Altria for the three months ended September 30, 2020, from the three months ended September 30, 2019, were due primarily to the following:

	Net Earnings (Losses)	Diluted EPS
	(in millions, except per share data)
For the three months ended September 30, 2019	$(2,600)	$(1.39)

2019 Asset impairment, exit, implementation and acquisition-related costs	5	—
2019 Tobacco and health litigation items	2	—
2019 Impairment of JUUL equity securities	4,500	2.41
2019 ABI-related special items [1]	(18)	(0.01)
2019 Cronos-related special items	432	0.23
2019 Tax items	(97)	(0.05)
Subtotal 2019 special items	4,824	2.58

2020 Implementation and acquisition-related costs	(8)	—
2020 Tobacco and health litigation items	(25)	(0.01)
2020 Impairment of JUUL equity securities	(2,600)	(1.40)
2020 ABI-related special items	(405)	(0.22)
2020 Cronos-related special items	(142)	(0.08)
2020 Tax items	13	0.01
Subtotal 2020 special items	(3,167)	(1.70)

Change in tax rate	(60)	(0.03)
Operations	51	0.03
For the three months ended September 30, 2020	$(952)	$(0.51)

2020 Reported Net Earnings (Losses)	$(952)	$(0.51)
2019 Reported Net Earnings (Losses)	$(2,600)	$(1.39)
% Change	63.4%	63.3%

2020 Adjusted Net Earnings and Adjusted Diluted EPS	$2,215	$1.19
2019 Adjusted Net Earnings and Adjusted Diluted EPS [1]	$2,224	$1.19
% Change	(0.4)%	—%
1 Prior period amounts have been recast to conform with current period presentation for certain ABI mark-to-market adjustments that were not previously identified as special items and that are now excluded from Altria’s adjusted financial measures. For further discussion, see below.

For a discussion of events affecting the comparability of statements of earnings amounts and reconciliations of adjusted earnings attributable to Altria and adjusted diluted EPS attributable to Altria, see the Consolidated Operating Results section below.

Change in tax rate: The change in tax rate was driven primarily by lower dividends from ABI.

Operations: The increase of $51 million in operations shown in the table above was due primarily to higher income from the smokeable products segment, partially offset by lower earnings from Altria’s equity investments in ABI and Cronos.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections below.

2020 Forecasted Results: Altria narrowed its 2020 full-year adjusted diluted EPS to be in the range of $4.30 to $4.38, representing a growth rate in the range of 2% to 4% over its 2019 full-year adjusted diluted EPS base of $4.21. This forecasted growth rate excludes the 2020 forecasted income and expense items in the second table below. Altria’s 2020 full-year earnings guidance is based on Altria’s year-to-date performance and insight into an additional quarter of ABI earnings contributions. While the 2020 full-year adjusted diluted EPS guidance accounts for a range of scenarios, the external environment remains dynamic. Altria will continue to monitor conditions for adult tobacco consumers, including unemployment rates, disposable income (which may be impacted by potential future changes in government stimulus and federal unemployment benefit payments), mobility and purchasing behaviors. Altria also narrowed its expectations for its 2020 full-year adjusted effective tax rate to be in a range of 24.5% to 25.5%.

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

The following (income) expense items are excluded from Altria’s 2020 forecasted growth rate provided above:

(Income) Expense Excluded from 2020 Forecasted Adjusted Diluted EPS
2020
Implementation and acquisition-related costs	$0.17
Tobacco and health litigation items	0.03
Impairment in JUUL equity securities	1.40
ABI-related special items	0.29
Cronos-related special items	0.08
COVID-19 special items	0.02
Tax items	0.02
$2.01

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

The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast and to the other forward-looking statements made in this Form 10-Q.

Discussion and Analysis

Critical Accounting Policies and Estimates

Altria’s critical accounting policies and estimates are discussed in its Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”); there have been no material changes to these critical accounting policies and estimates, except as noted below.
▪Investments in ABI, Cronos and JUUL:
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
Investment in ABI
At September 30, 2020, Altria’s investment in ABI consisted of 185 million restricted shares of ABI (the “Restricted Shares”) and 12 million ordinary shares of ABI. The fair value of Altria’s equity investment in ABI is based on: (i) unadjusted quoted prices in active markets for ABI’s ordinary shares and was classified in Level 1 of the fair value hierarchy and (ii) observable inputs other than Level 1 prices, such as quoted prices for similar assets, for the Restricted Shares, and was classified in Level 2 of the fair value hierarchy. Altria may, in certain instances, pledge or otherwise grant a security interest in all or part of its Restricted Shares. In the event the pledgee or security interest holder were to foreclose on the Restricted Shares, the encumbered Restricted Shares will be automatically converted, one-for-one, into ordinary shares. Therefore, the fair value of each Restricted Share is based on the value of an ordinary share.
The fair value of Altria’s equity investment in ABI at September 30, 2020 and December 31, 2019 was $10.7 billion (carrying value of $16.7 billion) and $16.1 billion (carrying value of $18.1 billion), respectively, which was less than its carrying value by approximately 36% and 11%, respectively. At October 27, 2020, the fair value of Altria’s investment increased to approximately $11.0 billion (approximately 34% below its carrying value). In October 2019, the fair value of Altria’s equity investment in ABI declined below its carrying value and has not recovered. Altria has evaluated the factors related to the fair value decline, including the recent impact on the fair value of ABI’s shares amidst the COVID-19 pandemic. The economic uncertainties of the COVID-19 pandemic have also impacted ABI’s business. Altria has also evaluated the duration and magnitude of the fair value decline at September 30, 2020, ABI’s financial condition and near-term prospects, and Altria’s intent and ability to hold its investment in ABI until recovery. Altria concluded at September 30, 2020, the decline in fair value of its investment in ABI below its carrying value is temporary and, therefore, no impairment was recorded. This conclusion was based on the following factors:
▪the fair value of Altria’s equity investment in ABI historically exceeding its carrying value since October 2016, when Altria obtained its ownership interest in ABI, with the exception of certain periods starting in September 2018;
▪a history of significant recovery in stock price during 2019, as well as an increase from March 31, 2020 to October 27, 2020, which Altria believes indicates investor confidence in ABI’s ability to implement its business strategies and deleveraging plans;
▪the period of time (approximately 12 months) that ABI shares have traded below Altria’s carrying value;
▪the continued industry disruption and volatility associated with the COVID-19 pandemic, resulting in stock performance among ABI competitors that Altria does not believe are reflective of actual underlying equity values;
▪ABI’s recent proactive actions to preserve financial flexibility and commitment to its long-term deleveraging initiative, including the following actions since December 31, 2019: (i) ABI’s 50% reduction to its final 2019 dividend paid in the second quarter of 2020 and its recent announcement to forgo its interim 2020 dividend that would have been paid in the fourth quarter of 2020; (ii) ABI’s completion of the sale of its Australia subsidiary in the second quarter of 2020 for $11 billion and affirmation that substantially all proceeds from the divestiture will be used to reduce debt; and (iii) ABI’s aggregate refinancing of $11 billion through issuance and redemption activity, specifically front-end maturities into longer dated maturities;
▪ABI’s global platform (world’s largest brewer by volume and one of the world’s top ten consumer products companies by revenue) with strong market positions in key markets, geographic diversification, experienced management team, strict financial discipline (cost management and efficiency) and expected earnings and history of performance;
▪the strategic plans implemented by ABI in response to the adverse impacts of the COVID-19 pandemic, including the ability to leverage learnings from recovering markets, to better position ABI for a robust recovery as evidenced by ABI’s expectation that its performance in the second half of this year will be better than the first, although the environment remains volatile and uncertain, including potential renewed restrictions in several markets; and
▪Altria’s ownership of restricted shares being subject to a five-year lock-up (subject to limited exceptions) ending October 10, 2021, which Altria believes provides sufficient time to allow for an anticipated recovery in the fair value of its investment in ABI.

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

Investment in Cronos
The fair value of Altria’s equity method investment in Cronos is based on unadjusted quoted prices in active markets for Cronos’s common shares and was classified in Level 1 of the fair value hierarchy. The fair value of Altria’s equity method investment in Cronos at September 30, 2020 and December 31, 2019 was $0.8 billion and $1.2 billion, respectively, compared with its carrying value of $1.0 billion at September 30, 2020 and December 31, 2019. At September 30, 2020, the fair value of Altria’s equity method investment in Cronos was below its carrying value by approximately 20%. Cronos’s share price has continued to be volatile during the third quarter of 2020 and October 2020. While the fair value of Altria’s equity method investment in Cronos was below its carrying value at September 30, 2020, the fair value of Altria’s equity method investment exceeded its carrying value at certain times during the third quarter of 2020, and at October 27, 2020, the fair value of Altria’s equity method investment in Cronos increased to approximately $0.9 billion (approximately 12% below its carrying value). Altria has evaluated the factors related to the fair value decline, including the recent impact on the fair value of Cronos’s shares as a result of the COVID-19 pandemic. Cronos continues to be impacted by COVID-19, due in part to government action requiring closures or limited occupancy of retail stores in the United States. In addition, during the second quarter of 2020, Cronos recorded an impairment charge on goodwill and intangible assets as a result of the impact of COVID-19. Based on Altria’s evaluation of the duration (fairly short period of time) and magnitude of the fair value decline at September 30, 2020, Altria’s evaluation of Cronos’s financial condition (including its strong cash position) and near-term prospects, and Altria’s intent and ability to hold its investment in Cronos until recovery, Altria concluded that the decline in fair value of its equity method investment in Cronos below its carrying value is temporary and, therefore, no impairment was recorded.
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
For further discussion of Altria’s investments in ABI and Cronos, see Note 4. Investments in Equity Securities to the condensed consolidated financial statements in Item 1 (“Note 4”).
Investment in JUUL
As part of the preparation of its financial statements for the periods ended September 30, 2020 and 2019 and December 31, 2019, Altria performed qualitative assessments of impairment indicators for its investment in JUUL and determined that indicators of impairment existed.

JUUL announced a strategic update in September 2020, which includes its plans for a significant global workforce reduction, its evaluation of its resource allocation and the possibility of exiting various international markets. As part of the preparation of Altria’s financial statements for the period ended September 30, 2020, Altria performed its qualitative assessment of impairment indicators for its investment in JUUL and determined that JUUL’s strategic update was an indicator of impairment at September 30, 2020, given the significant deterioration in JUUL’s business prospects.

Given the existence of this impairment indicator, Altria performed a quantitative valuation of its investment in JUUL as of September 30, 2020 and recorded a non-cash pre-tax charge of $2.6 billion for the nine and three months ended September 30, 2020, reported as impairment of JUUL equity securities in its condensed consolidated statements of earnings. The impairment charge was driven by Altria’s projections of lower JUUL revenues over time due to lower pricing assumptions and delays in JUUL achieving previously forecasted operating margin performance. These drivers were the result of: (i) JUUL’s revised international expansion plans and (ii) the evolving U.S. e-vapor category and associated competitive dynamics.

In 2019, Altria recorded total non-cash pre-tax impairment charges of $8.6 billion ($4.5 billion in the third quarter of 2019 and $4.1 billion in the fourth quarter of 2019) related to its investment in JUUL resulting in a $4.2 billion carrying value of its investment in JUUL at December 31, 2019.

At September 30, 2019, Altria performed a qualitative assessment for impairment indicators and concluded that impairment indicators existed. These indicators included significant adverse changes in both the e-vapor regulatory environment and the industry in which JUUL operates. While there was no single determinative event or factor, Altria considered in totality the following indicators of impairment: the increased likelihood of a United States Food and Drug Administration (“FDA”) compliance policy prohibiting the sale of certain flavored e-vapor products in the U.S. market without a pre-market authorization; various e-vapor bans put in place by certain states and cities in the U.S. and in certain international markets, coupled with the increased potential for additional bans in the future; and the impact of heightened adverse publicity, including news reports and public health advisories concerning vaping-related lung injuries and deaths.

Based on its quantitative valuation of its investment in JUUL, the third-quarter 2019 impairment charge was due primarily to lower e-vapor sales volume assumptions in the U.S. and international markets and a delay in achieving operating margin performance, as compared to the assumptions at the time of the JUUL Transaction, which resulted in a pre-tax charge of $4.5 billion.

At December 31, 2019, Altria determined that a significant increase in the number of legal cases pending against JUUL in the fourth quarter of 2019 resulted in an additional indicator of impairment, which included a variety of class action lawsuits and personal injury claims, as well as cases brought by state attorneys general and local governments resulted in an indicator of impairment. The fourth-quarter impairment charge resulted substantially from increased discount rates applied to future cash flow projections, due to the significant risk created by the increase in the number of legal cases pending against JUUL, which resulted in an additional pre-tax charge of $4.1 billion at December 31, 2019.

Altria used an income approach to estimate the fair value of its investment in JUUL. The income approach reflects the discounting of future cash flows for the U.S. and certain international markets at a rate of return that incorporates the risk-free rate for the use of those funds, the expected rate of inflation and the risks associated with realizing future cash flows. Future cash flows were based on a range of scenarios that consider various potential regulatory, legislative and market outcomes.

In determining the fair value of its investment in JUUL, Altria made various judgments, estimates and assumptions, the most significant of which were sales volume, operating margins, discount rates and perpetual growth rates. The discount rates used in performing the valuations ranged from 17.0% to 20.5% at September 30, 2020, 13.5% to 16.5% at September 30, 2019 and 19.5% to 23.0% at December 31, 2019. The perpetual growth rates used in performing the valuations remained unchanged, ranging from (0.5%) to 0.0% at September 30, 2020 and 2019 and December 31, 2019. Additionally, Altria made significant assumptions regarding the likelihood and extent of various potential regulatory and legislative actions and the continued adverse public perception impacting the e-vapor category and specifically JUUL, as well as expectations of competitive dynamics and the future state of the e-vapor category. All significant inputs used in the valuation are classified in Level 3 of the fair value hierarchy.

Although Altria’s discounted cash flow analyses were based on assumptions that Altria’s management considered reasonable and are based on the best available information at the time that the analyses were developed, there is significant judgment used in determining future cash flows. Altria believes the following factors have the most potential to impact projected future cash flows and, therefore, Altria’s valuation of JUUL: federal, state, local and international regulatory and legislative developments; JUUL’s execution of its strategy; category growth rates; e-vapor-related litigation against JUUL; consumer preferences; and competitive dynamics.

While Altria’s management believes that the estimated fair value of its investment in JUUL as of September 30, 2020 is appropriate, JUUL’s actual performance in the short term or long term could be significantly different from forecasted performance due to changes in the factors noted above. One or more such changes could result in additional impairment charges to Altria’s investment in JUUL in future periods.

For additional information on Altria’s investment in JUUL, see Note 4.

Consolidated Operating Results

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net revenues:
Smokeable products	$17,522	$16,837	$6,313	$6,049
Oral tobacco products	1,901	1,762	640	620
Wine	434	483	157	167
All other	(8)	21	13	20
Net revenues	$19,849	$19,103	$7,123	$6,856

Excise taxes on products:
Smokeable products	$3,950	$3,998	$1,407	$1,406
Oral tobacco products	98	96	33	33
Wine	14	15	5	5
All other	1	—	—	—
Excise taxes on products	$4,063	$4,109	$1,445	$1,444

Operating income:
OCI:
Smokeable products	$7,609	$6,864	$2,789	$2,561
Oral tobacco products	1,297	1,195	436	417
Wine	(347)	50	19	16
All other	(63)	(27)	(7)	8
Amortization of intangibles	(54)	(28)	(17)	(12)
General corporate expenses	(150)	(154)	(60)	(46)
Corporate asset impairment and exit costs	—	(1)	—	—
Operating income	$8,292	$7,899	$3,160	$2,944

As discussed further in Note 9. Segment Reporting to the condensed consolidated financial statements in Item 1 (“Note 9”), Altria’s chief operating decision maker (“CODM”) reviews OCI to evaluate the performance of, and allocate resources to, the segments. OCI for the segments is defined as operating income before general corporate expenses and amortization of intangibles.

The following table provides a reconciliation of adjusted net earnings (losses) attributable to Altria and adjusted diluted EPS attributable to Altria for the nine months ended September 30:

(in millions of dollars, except per share data)	Earnings (Losses) before Income Taxes	Provision for Income Taxes	Net Earnings (Losses)	Net Earnings (Losses) Attributable to Altria	Diluted EPS
2020 Reported	$4,349	$1,817	$2,532	$2,543	$1.36
ABI-related special items	689	145	544	544	0.29
Implementation and acquisition-related costs	415	101	314	314	0.17
Tobacco and health litigation items	76	19	57	57	0.03
Impairment of JUUL equity securities	2,600	—	2,600	2,600	1.40
Cronos-related special items	144	1	143	143	0.08
COVID-19 special items	50	13	37	37	0.02
Tax items	—	(38)	38	38	0.02
2020 Adjusted for Special Items	$8,323	$2,058	$6,265	$6,276	$3.37

2019 Reported	$1,989	$1,473	$516	$516	$0.27
ABI-related special items [1]	11	2	9	9	—
Asset impairment, exit, implementation and acquisition-related costs	215	52	163	163	0.08
Tobacco and health litigation items	48	12	36	36	0.02
Impairment of JUUL equity securities	4,500	—	4,500	4,500	2.41
Cronos-related special items	1,093	277	816	816	0.44
Tax items	—	56	(56)	(56)	(0.03)
2019 Adjusted for Special Items	$7,856	$1,872	$5,984	$5,984	$3.19
1Prior period amounts have been recast to conform with current period presentation for certain ABI mark-to-market adjustments that were not previously identified as special items and that are now excluded from Altria’s adjusted financial measures.

The following table provides a reconciliation of adjusted net earnings (losses) attributable to Altria and adjusted diluted EPS attributable to Altria for the three months ended September 30:

(in millions of dollars, except per share data)	Earnings (Losses) before Income Taxes	Provision for Income Taxes	Net Earnings (Losses)	Net Earnings (Losses) Attributable to Altria	Diluted EPS
2020 Reported	$(324)	$632	$(956)	$(952)	$(0.51)
ABI-related special items	513	108	405	405	0.22
Implementation and acquisition-related costs	12	4	8	8	—
Tobacco and health litigation items	34	9	25	25	0.01
Impairment of JUUL equity securities	2,600	—	2,600	2,600	1.40
Cronos-related special items	143	1	142	142	0.08
Tax items	—	13	(13)	(13)	(0.01)
2020 Adjusted for Special Items	$2,978	$767	$2,211	$2,215	$1.19

2019 Reported	$(2,128)	$474	$(2,602)	$(2,600)	$(1.39)
ABI-related special items [1]	(23)	(5)	(18)	(18)	(0.01)
Asset impairment, exit, implementation and acquisition-related costs	11	6	5	5	—
Tobacco and health litigation items	3	1	2	2	—
Impairment of JUUL equity securities	4,500	—	4,500	4,500	2.41
Cronos-related special items	549	117	432	432	0.23
Tax items	—	97	(97)	(97)	(0.05)
2019 Adjusted for Special Items	$2,912	$690	$2,222	$2,224	$1.19
1 Prior period amounts have been recast to conform with current period presentation for certain ABI mark-to-market adjustments that were not previously identified as special items and that are now excluded from Altria’s adjusted financial measures.

The following events that occurred during the nine and three months ended September 30, 2020 and 2019 affected the comparability of statements of earnings amounts:

▪Tobacco and Health Litigation Items: For a discussion of tobacco and health litigation items and a breakdown of these costs by segment, see Note 12. Contingencies to the condensed consolidated financial statements in Item 1 (“Note 12”) and Tobacco and Health Litigation Items in Note 9, respectively.

▪Asset Impairment, Exit, Implementation and Acquisition-Related Costs: Pre-tax implementation and acquisition-related costs were $415 million and $12 million for the nine and three months ended September 30, 2020, respectively. Pre-tax asset impairment, exit, implementation and acquisition-related costs were $215 million and $11 million for the nine and three months ended September 30, 2019, respectively.

Evolving adult consumer preferences have posed strategic challenges for Ste. Michelle, which has seen slowing growth in the wine category and increased inventory levels in recent periods. In addition, Ste. Michelle’s direct-to-consumer sales and on-premise wine sales in restaurants, bars and hospitality venues and on cruise lines have been, and continue to be, negatively impacted by disruptions arising from the COVID-19 pandemic. For the nine and three months ended September 30, 2020, Ste. Michelle recorded pre-tax charges of $395 million and $1 million, respectively, which were included in cost of sales in Altria’s condensed consolidated statements of earnings. The charges consisted primarily of the following: (i) write-off of inventory ($292 million recorded in the first quarter of 2020); and (ii) estimated losses on future non-cancelable grape purchase commitments associated with product volume demand uncertainty, which was further impacted by the economic uncertainty surrounding the COVID-19 pandemic ($100 million recorded in the first quarter of 2020). Altria and Ste. Michelle also undertook a review of the wine business resulting in a strategic reset in the first quarter of 2020 in order to maximize Ste. Michelle’s profitability and achieve improved long-term cash-flow generation. Ste. Michelle expects the reset to deliver pre-tax cost savings of approximately $15 million and pre-tax cash savings of approximately $40 million annually by 2021.

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

For the nine and three months ended September 30, 2019, Altria incurred pre-tax acquisition-related costs of $104 million and $6 million, respectively. Substantially all of the pre-tax acquisition-related costs were for the write-off of debt issuance costs related to Altria’s short-term borrowings under the term loan agreement that Altria entered into in connection with its investments in JUUL and Cronos.

▪Impairment of JUUL equity securities: For the nine and three months ended September 30, 2020 and 2019, Altria recorded non-cash pre-tax impairment charges of $2,600 million and $4,500 million, respectively, reported as impairment of JUUL equity securities in its condensed consolidated statements of earnings. A full tax valuation was recorded in 2020 and 2019 attributable to the tax benefit associated with the impairment charges. For further discussion, see Note 4 and Note 11. Income Taxes to the condensed consolidated financial statements in Item 1 (“Note 11”).

▪ABI-Related Special Items: Altria’s losses from its equity investment in ABI for the nine months ended September 30, 2020 included net pre-tax charges of $689 million, consisting primarily of Altria’s share of ABI’s (i) mark-to-market losses on certain ABI financial instruments associated with its share commitments, (ii) completion of the sale of its Australia subsidiary and (iii) goodwill impairment charge associated with its Africa businesses.

Altria’s losses from its equity investment in ABI for the three months ended September 30, 2020 included net pre-tax charges of $513 million, consisting primarily of Altria’s share of ABI’s completion of the sale of its Australia subsidiary and ABI’s goodwill impairment charge associated with its Africa businesses.

These amounts include Altria’s share of amounts recorded by ABI in the second quarter of 2020, as well as additional adjustments related to (i) conversion from international financial reporting standards to GAAP, and (ii) adjustments to Altria’s investment required under the equity method of accounting.

▪Cronos-Related Special Items: For the nine and three months ended September 30, 2020 and 2019, Altria recorded net pre-tax (income) expense consisting of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Loss on Cronos-related financial instruments(1)	$202	$1,327	$105	$636
(Earnings) losses from equity investments(2)	(58)	(234)	38	(87)
Total Cronos-related special items - (income) expense	$144	$1,093	$143	$549
(1)The 2020 amounts and substantially all of the 2019 amounts are related to the non-cash change in the fair value of the warrant and certain anti-dilution protections (the “Fixed-price Preemptive Rights”) acquired in the Cronos transaction.
(2)Amounts include Altria’s share of Cronos’s non-cash change in the fair value of Cronos’s derivative financial instruments associated with the issuance of additional shares. Amounts in 2020 also include Altria’s share of Cronos’s impairment charge on goodwill and intangible assets.

For further discussion, see Note 5. Financial Instruments to the condensed consolidated financial statements in Item 1.

▪COVID-19 Special Items: For the nine months ended September 30, 2020, Altria recorded net pre-tax charges totaling $50 million directly related to disruptions caused by or efforts to mitigate the impact of the COVID-19 pandemic. These net pre-tax charges, all of which were recorded in the second quarter of 2020, included premium pay, personal protective equipment and health screenings, partially offset by certain employment tax credits. The COVID-19 special items do not include the inventory-related implementation costs associated with the wine business strategic reset. These implementation costs discussed above were due to increased inventory levels, which were further negatively impacted by government restrictions and economic uncertainty surrounding the COVID-19 pandemic.

▪Tax Items: Tax items for the nine months ended September 30, 2020 included net tax expense of $38 million due primarily to tax expense of $17 million for a tax basis adjustment to Altria’s investment in ABI and net tax expense of $12 million for adjustments resulting from amended returns and audit adjustments related to prior years. Tax items for the three months ended September 30, 2020 included tax benefits of $13 million, due primarily to tax benefits of $17 million for a tax basis adjustment of Altria’s investment in ABI.

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

Consolidated Results of Operations for the Nine Months Ended September 30, 2020 versus the Nine Months Ended September 30, 2019

Net revenues, which include excise taxes billed to customers, increased $746 million (3.9%), due to higher net revenues in the smokeable products and oral tobacco products segments, partially offset by lower net revenues in the wine segment.

Cost of sales increased $542 million (10.1%), due primarily to the inventory-related charges in the wine segment in 2020 (as discussed above), higher per unit settlement charges and COVID-19 special items in 2020, partially offset by lower shipment volume in the smokeable products and wine segments.

Excise taxes on products decreased $46 million (1.1%), due primarily to lower smokeable products shipment volume.

Marketing, administration and research costs decreased $69 million (4.2%), due primarily to lower spending in the smokeable products segment, partially offset by higher amortization expense.

Operating income increased $393 million (5.0%), due primarily to higher operating results from the smokeable products and oral tobacco products segments, partially offset by lower operating results from the wine segment and higher amortization expense.

Interest and other debt expense, net, decreased $96 million (9.7%), due primarily to debt issuance costs in 2019 for borrowings associated with the JUUL and Cronos transactions.

Earnings (losses) from Altria’s equity investments decreased $1,172 million (100.0%+), which were negatively impacted by ABI and Cronos special items and the impact of the COVID-19 pandemic on ABI’s ongoing operations.

Altria’s income tax rate decreased 32.3 percentage points to 41.8%, due primarily to a full valuation allowance in 2019 attributable to the tax benefits associated with the impairment of JUUL equity securities, partially offset by a full valuation allowance in 2020 attributable to the tax benefits associated with the impairment of JUUL equity securities. For further discussion, see Note 11.

Reported net earnings (losses) attributable to Altria of $2,543 million increased $2,027 million (100.0%+), due primarily to the 2019 impairment of JUUL equity securities, lower loss on Cronos-related financial instruments, higher operating income and the write-off of debt issuance costs in 2019 associated with the JUUL and Cronos transactions, partially offset by the 2020 impairment of JUUL equity securities and losses from Altria’s equity investments. Reported diluted and basic EPS attributable to Altria of $1.36 and $1.37, respectively, each increased by 100.0%+, due to higher net earnings (losses) attributable to Altria and fewer shares outstanding.

Adjusted net earnings attributable to Altria of $6,276 million increased $292 million (4.9%), due primarily to higher adjusted OCI in the smokeable products and oral tobacco products segments, partially offset by lower adjusted earnings from Altria’s equity investments and higher income taxes. Adjusted diluted EPS attributable to Altria of $3.37 increased by 5.6%, due to higher adjusted net earnings attributable to Altria and fewer shares outstanding.

Consolidated Results of Operations for the Three Months Ended September 30, 2020 versus the Three Months Ended September 30, 2019

Net revenues, which include excise taxes billed to customers, increased $267 million (3.9%), due to higher net revenues in the smokeable products segment.

Cost of sales increased $46 million (2.4%), due primarily to higher per unit settlement charges, partially offset by lower manufacturing costs in the smokeable products segment.

Operating income increased $216 million (7.3%), due primarily to higher operating results from the smokeable products segment.

Earnings (losses) from Altria’s equity investments, which decreased $805 million (100.0%+), were negatively impacted by ABI and Cronos special items and the impact of the COVID-19 pandemic on ABI’s ongoing operations.

Altria’s income tax rate decreased 172.8 percentage points to (195.1)%, due primarily to a full valuation allowance in 2019 attributable to the tax benefits associated with the impairment of JUUL equity securities, partially offset by a full valuation allowance in 2020 attributable to the tax benefits associated with the impairment of JUUL equity securities. For further discussion, see Note 11.

Reported net earnings (losses) attributable to Altria of $(952) million increased $1,648 million (63.4%), due primarily to the 2019 impairment of JUUL equity securities, a lower loss on Cronos-related financial instruments and higher operating income, partially offset by the 2020 impairment of JUUL equity securities, 2020 losses from Altria’s equity investments in ABI and Cronos compared with earnings in 2019 and higher income taxes. Reported diluted and basic EPS attributable to Altria of $(0.51), each increased by 63.3%, due to higher net earnings (losses) attributable to Altria.

Adjusted net earnings attributable to Altria of $2,215 million were essentially unchanged as lower adjusted earnings from Altria’s equity investments in ABI and Cronos and higher income taxes were offset by higher adjusted OCI in the smokeable products segment. Adjusted diluted EPS attributable to Altria of $1.19 was unchanged.

Non-GAAP Financial Measures

While Altria reports its financial results in accordance with GAAP, its management reviews certain financial results, including OCI, OCI margins, net earnings (losses) attributable to Altria and diluted EPS, on an adjusted basis, which exclude certain income and expense items that management believes are not part of underlying operations. These items may include, for example, restructuring charges, asset impairment charges, acquisition-related costs, COVID-19 special items, equity investment-related special items (including any changes in fair value for the equity investment and any related warrants and preemptive rights), certain tax items, charges associated with tobacco and health litigation items, and resolutions of certain nonparticipating manufacturer (“NPM”) adjustment disputes under the 1998 Master Settlement Agreement (such dispute resolutions are referred to as “NPM Adjustment Items” and are more fully described in Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 12. Altria’s management does not view any of these special items to be part of Altria’s underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results. Altria’s management also reviews income tax rates on an adjusted basis. Altria’s adjusted effective tax rate may exclude certain tax items from its reported effective tax rate.

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

Operating Results by Business Segment

Tobacco Space

Business Environment

Summary

The U.S. tobacco industry faces a number of business and legal challenges that have adversely affected and may adversely affect the business and sales volume of Altria’s tobacco subsidiaries and investees and Altria’s consolidated results of operations, cash flows or financial position. These challenges, some of which are discussed in more detail below, in Note 12 and in Part II, Item 1A. Risk Factors of this Form 10-Q (“Item 1A”), include:

▪pending and threatened litigation and bonding requirements;
▪restrictions and requirements imposed by the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”), and restrictions and requirements (and related enforcement actions) that have been, and in the future will be, imposed by the FDA;
▪actual and proposed excise tax increases, as well as changes in tax structures and tax stamping requirements;
▪bans and restrictions on tobacco use imposed by governmental entities and private establishments and employers;
▪other federal, state and local government actions, including:
▪restrictions on the sale of certain tobacco products, the sale of tobacco products by certain retail establishments, the sale of certain tobacco products with certain characterizing flavors and the sale of tobacco products in certain package sizes;
▪additional restrictions on the advertising and promotion of tobacco products;
▪other actual and proposed tobacco-related legislation and regulation; and
▪governmental investigations;
▪the diminishing prevalence of cigarette smoking;
▪increased efforts by tobacco control advocates and other private sector entities (including retail establishments) to further restrict the availability and use of tobacco products;
▪changes in adult tobacco consumer purchase behavior, which is influenced by various factors such as economic conditions, excise taxes and price gap relationships, may result in adult tobacco consumers switching to discount products or other lower-priced tobacco products;
▪the highly competitive nature of all tobacco categories, including, without limitation, competitive disadvantages related to cigarette price increases attributable to the settlement of certain litigation;
▪illicit trade in tobacco products;
▪potential adverse changes in prices, availability and quality of tobacco, other raw materials and components; and
▪the COVID-19 pandemic.

In addition to and in connection with the foregoing, evolving adult tobacco consumer preferences pose challenges for Altria’s tobacco subsidiaries. Altria’s tobacco subsidiaries believe that a significant number of adult tobacco consumers switch among tobacco categories, use multiple forms of tobacco products and try innovative tobacco products, such as e-vapor products and oral nicotine pouches. In fact, a growing number of adult smokers are converting from cigarettes to exclusive use of non-combustible tobacco product alternatives. Up until the second half of 2019, the e-vapor category had experienced significant growth in recent years, and the number of adults who exclusively used e-vapor products also increased during that time which, along with growth in oral nicotine pouches, negatively impacted consumption levels and sales volume of cigarettes and moist smokeless tobacco (“MST”). While growth of oral nicotine pouches has continued, growth in the e-vapor category has been negatively impacted by the legislative and regulatory activities discussed below and is increasingly competitive. Altria and its tobacco subsidiaries believe the innovative tobacco products category (in particular, e-vapor) will continue to be dynamic as adult tobacco consumers explore a variety of tobacco product options and as the regulatory environment for these innovative tobacco products evolves. For the cigarette category, based on year-to-date industry performance and expectations for continued category resilience, in October 2020, Altria revised its 2020 estimated full-year domestic cigarette industry adjusted volume to be in a range of unchanged versus the prior year to down 1.5%. This range replaces Altria’s previous estimate of down 2% to 3.5% versus the prior year.

Economic conditions also impact adult tobacco consumer purchase behavior. Prior economic downturns have resulted in adult tobacco consumers choosing discount products and other lower-priced tobacco products. As a result of the current economic downturn resulting from the COVID-19 pandemic, adult tobacco consumers may increasingly choose these products. See Executive Summary above for further discussion.

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

FSPTCA and FDA Regulation

The Regulatory Framework

The FSPTCA, its implementing regulations and its 2016 deeming regulations establish broad FDA regulatory authority over all tobacco products and, among other provisions:

▪impose restrictions on the advertising, promotion, sale and distribution of tobacco products (see Final Tobacco Marketing Rule below);
▪establish pre-market review pathways for new and modified tobacco products (see Pre-Market Review Pathways for Tobacco Products and Market Authorization Enforcement below);
▪prohibit any express or implied claims that a tobacco product is or may be less harmful than other tobacco products without FDA authorization;
▪authorize the FDA to impose tobacco product standards that are appropriate for the protection of the public health; and
▪equip the FDA with a variety of investigatory and enforcement tools, including the authority to inspect product manufacturing and other facilities.

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

The Final Tobacco Marketing Rule, as amended, among other things:

▪restricts the use of non-tobacco trade and brand names on cigarettes and smokeless tobacco products;
▪prohibits sampling of all tobacco products except that sampling of smokeless tobacco products is permitted in qualified adult-only facilities;
▪prohibits the sale or distribution of items such as hats and tee shirts with cigarette or smokeless tobacco brands or logos;
▪prohibits cigarettes and smokeless tobacco brand name sponsorship of any athletic, musical, artistic or other social or cultural event, or any entry or team in any event; and
▪requires the development by the FDA of graphic warnings for cigarettes, establishes warning requirements for other tobacco products, and gives the FDA the authority to require new warnings for any type of tobacco product (see FDA Regulatory Actions - Graphic Warnings below).
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

Rulemaking and Guidance

From time to time, the FDA issues proposed rules or guidance, which may be issued in draft or final form, generally involve public comment and may include scientific review. The FDA also may request comments on broad topics through an ANPRM. Altria’s tobacco subsidiaries actively engage with the FDA to develop and implement the FSPTCA’s regulatory framework, including submission of comments to various FDA policies and proposals and participation in public hearings and engagement sessions.

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

▪issued ANPRMs relating to potential product standards for nicotine in cigarettes, flavors in all tobacco products (including menthol in cigarettes and characterizing flavors in all cigars); and, for e-vapor products, to protect against known public health risks such as concerns about youth exposure to liquid nicotine;
▪took actions to restrict youth access to e-vapor products;
▪reconsidered the processes used by the FDA to review certain reports and new product applications; and
▪revisited the timelines (previously extended by the FDA) to submit applications for tobacco products first regulated by the FDA in 2016.

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

The FDA pre-market authorization enforcement policy varies based on product type and date of availability in the market; specifically:

▪All tobacco products on the market as of February 15, 2007, and not subsequently modified, are Grandfathered Products and exempt from the pre-market authorization requirement;
▪Cigarette and smokeless tobacco products that were modified or first introduced into the market between February 15, 2007 and March 22, 2011 are generally considered “Provisional Products” for which SE reports were required to be filed by March 22, 2011. These reports must demonstrate that the product has the same characteristics as a product on the market as of February 15, 2007 or to a product previously determined to be substantially equivalent, or has different characteristics but does not raise different questions of public health; and
▪Tobacco products that were first regulated by the FDA in 2016, including cigars, e-vapor products and oral nicotine pouches that are not Grandfathered Products, are generally products for which either an SE report or PMTA needed to be filed by September 9, 2020.

Modifications to currently marketed products, including modifications that result from, for example, changes to the quantity of tobacco product(s) in a package, a manufacturer being unable to acquire ingredients or a supplier being unable to maintain the consistency required in ingredients, also can trigger the FDA’s pre-market review process.

Provisional Products: Most cigarette and smokeless tobacco products currently marketed by PM USA and U.S. Smokeless Tobacco Company LLC (“USSTC”) are Provisional Products. Altria’s subsidiaries timely submitted SE reports for these Provisional Products. PM USA and USSTC have received SE determinations on certain Provisional Products. Those that were found to be not substantially equivalent (certain smokeless tobacco products) had been discontinued for business reasons prior to the FDA’s determinations; therefore, those determinations did not impact business results. PM USA and USSTC have other Provisional Products that continue to be subject to the FDA’s pre-market review process. In the meantime, they can continue marketing these products unless the FDA determines that a specific Provisional Product is not substantially equivalent.

In addition, the FDA has communicated that it will not review a certain subset of Provisional Product SE reports and that the products that are the subject of those reports can generally continue to be legally marketed without further FDA review. PM USA and USSTC have Provisional Products included in this subset of products.

While Altria’s cigarette and smokeless tobacco subsidiaries believe their current Provisional Products meet the statutory requirements of the FSPTCA, they cannot predict how the FDA will ultimately apply law, regulation and guidance to their various SE reports. Should Altria’s cigarette and smokeless tobacco subsidiaries receive unfavorable determinations on any SE reports currently pending with the FDA, they believe they can replace the vast majority of their respective product volumes with other FDA authorized products or with Grandfathered Products.

Non-Provisional Products: Cigarette and smokeless tobacco products introduced into the market or modified after March 22, 2011 are “Non-Provisional Products” and must receive a marketing order from the FDA prior to being offered for sale. Marketing orders for Non-Provisional Products may be obtained by filing an SE report, PMTA or using another pre-market pathway established by the FDA.

Products Regulated in 2016: Manufacturers of products first regulated by the FDA in 2016, including cigars, oral nicotine pouches and e-vapor products, that were on the market as of August 8, 2016 and not subsequently modified must have filed an SE report or PMTA by the filing deadline of September 9, 2020 in order for their products to remain on the market. At the FDA’s discretion, these products can remain on the market during FDA review for up to one year from the date of the application with additional case-by-case discretion to remain on the market after that time, so long as the report or application was timely filed with the FDA. For products (new or modified) not on the market as of August 8, 2016, manufacturers must file an SE report or PMTA and receive FDA authorization prior to marketing the product.

Helix submitted a PMTA for on! oral nicotine pouches on May 15, 2020. Middleton has received market orders or exemptions that cover over 97% of its cigar product volume and filed SE reports for its remaining cigar product volume by the filing deadline.

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

Effect of Adverse FDA Determinations: FDA review time frames have varied. It is therefore difficult to predict the duration of FDA reviews of SE reports or PMTAs. Failure of manufacturers to submit applications by the applicable deadline, an unfavorable determination on an application or the withdrawal by the FDA of a prior marketing order could result in the removal of products from the market. These manufacturers would have the option of marketing products that have received FDA pre-market authorization or Grandfathered Products. A “not substantially equivalent” determination, a denial of a PMTA or a marketing order withdrawal by the FDA on one or more products could have a material adverse impact on the business and consolidated results of operations of our tobacco subsidiaries and investees, and the cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting the value of Altria’s investment in JUUL.

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

In March 2019, the FDA issued draft guidance further proposing restrictions to address youth e-vapor use. This guidance, which the FDA finalized in January 2020, states that the FDA intends to prioritize enforcement action against:

▪cartridge-based, flavored e-vapor products (other than tobacco and menthol flavors) unless such products have received market authorization from the FDA; and
▪all e-vapor products (in any format or flavor):
▪for which a manufacturer has failed or is failing to take adequate measures to prevent access by those under the age of 21 (referred to in the FDA guidance as “minors”);
▪targeted to minors and the marketing for which is likely to promote use of such products by minors; or
▪offered for sale after the court-ordered filing deadline and for which the manufacturer has either not submitted a PMTA or for which an application was timely filed but an adverse decision on the application was issued by the FDA.

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

The January 2020 guidance effectively permits the continued sale (subject to the exceptions discussed above) of certain flavored e-vapor products, including flavored disposable e-vapor products. If, as a result, these flavored e-vapor products are sold in higher volumes than JUUL’s e-vapor products, it could adversely affect the value of Altria’s investment in JUUL and have a material adverse effect on Altria’s consolidated financial position or earnings.

Potential Product Standards

▪Nicotine in cigarettes and other combustible tobacco products: In March 2018, the FDA issued an ANPRM seeking comments on the potential public health benefits and any possible adverse effects of lowering nicotine in combustible cigarettes to non-addictive or minimally addictive levels. Among other issues, the FDA sought comments on (i)

whether smokers would compensate by smoking more cigarettes to obtain the same level of nicotine as with their current product and (ii) whether the proposed rule would create an illicit trade of cigarettes containing nicotine at levels higher than a non-addictive threshold that may be established by the FDA. The FDA also sought comments on whether a nicotine product standard should apply to other combustible tobacco products, including cigars. Were the FDA to develop and finalize a product standard for nicotine in combustible products, and if the standard was appealed and upheld in the courts, it could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries.

▪Flavors in tobacco products: As discussed above under FDA’s Comprehensive Plan for Tobacco and Nicotine Regulation, the FDA indicated that it is considering proposing rulemaking for a product standard that would seek to ban menthol in combustible tobacco products, including cigarettes and cigars, and that it intends to propose a product standard that would ban characterizing flavors in all cigars, including Grandfathered Products and those that have received SE determinations from the FDA - an intention reiterated in the FDA’s January 2020 guidance. In March 2018, the FDA issued an ANPRM seeking comments on the role, if any, that flavors (including menthol) in tobacco products may play in attracting youth and in helping some smokers switch to potentially less harmful forms of nicotine delivery. While the FDA has yet to define “characterizing flavors” with respect to cigars, most of Middleton’s cigar products contain added flavors and may be subject to any action by the FDA to ban flavors in cigars. The FDA also may ban characterizing flavors in all other tobacco products, including oral nicotine pouches. If these regulations become final and are appealed and upheld in the courts, it could have a material adverse effect on the business of our tobacco subsidiaries and investees, and the consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting the value of Altria’s investment in JUUL.

▪NNN in Smokeless Tobacco: In January 2017, the FDA proposed a product standard for N-nitrosonornicotine (“NNN”) levels in finished smokeless tobacco products.  If the proposed rule, in present form, were to become final and was appealed and upheld in the courts, it could have a material adverse effect on the business, consolidated results of operations, cash flows or financial position of Altria and USSTC.

Good Manufacturing Practices

The FSPTCA requires that the FDA promulgate good manufacturing practice regulations (referred to by the FDA as “Requirements for Tobacco Product Manufacturing Practice”) for tobacco product manufacturers, but does not specify a timeframe for such regulations. Compliance with any such regulations could result in increased costs, which may have a material adverse effect on the financial position of Altria, its tobacco subsidiaries and its investees, including adversely affecting the value of Altria’s investment in JUUL.

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
▪limit adult tobacco consumer choices;
▪impose restrictions on communications with adult tobacco consumers;
▪create a competitive advantage or disadvantage for certain tobacco companies;
▪impose additional manufacturing, labeling or packaging requirements;
▪impose additional restrictions at retail;
▪result in increased illicit trade in tobacco products; and/or
▪otherwise significantly increase the cost of doing business.

The failure to comply with FDA regulatory requirements, even inadvertently, and FDA enforcement actions also could have a material adverse effect on the business of our tobacco subsidiaries and investees, and the consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting the value of Altria’s investment in JUUL.

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

Investigation and Enforcement

The FDA has a number of investigatory and enforcement tools available to it, including document requests and other required information submissions, facility inspections, examinations and investigations, injunction proceedings, monetary penalties, product withdrawal and recall orders, and product seizures. Investigations or enforcement actions could result in significant costs or otherwise have a material adverse effect on the business of our tobacco subsidiaries and investees, and the consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting the value of Altria’s investment in JUUL.

Excise Taxes

Tobacco products are subject to substantial excise taxes in the U.S. Significant increases in tobacco-related taxes or fees have been proposed or enacted (including with respect to e-vapor products) and are likely to continue to be proposed or enacted at the federal, state and local levels within the U.S., including as a result of the COVID-19 pandemic as a way for governments to address potential budget shortfalls. The frequency and magnitude of excise tax increases can be influenced by various factors, including the composition of executive and legislative bodies.

Federal, state and local cigarette excise taxes have increased substantially over the past two decades, far outpacing the rate of inflation. Between the end of 1998 and October 27, 2020, the weighted-average state cigarette excise tax increased from $0.36 to $1.83 per pack. As of October 27, 2020, one state has increased cigarette excise taxes in 2020 and various increases are under consideration or have been proposed.

A majority of states currently tax MST using an ad valorem method, which is calculated as a percentage of the price of the product, typically the wholesale price. This ad valorem method results in more tax being paid on premium products than is paid on lower-priced products of equal weight. Altria’s subsidiaries support legislation to convert ad valorem taxes on MST to a weight-based methodology because, unlike the ad valorem tax, a weight-based tax subjects cans of equal weight to the same tax. As of October 27, 2020, the federal government, 23 states, Puerto Rico, Philadelphia, Pennsylvania and Cook County, Illinois have adopted a weight-based tax methodology for MST.

An increasing number of states and localities also are imposing excise taxes on e-vapor and oral nicotine pouches. As of October 27, 2020, 26 states, the District of Columbia, Puerto Rico and a number of cities and counties have enacted legislation to tax e-vapor products. These taxes are calculated in varying ways and may differ based on the e-vapor product form. Similarly, 10 states and the District of Columbia have enacted legislation to tax oral nicotine pouches. Tax increases could have an adverse impact on the sales of these products.

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

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. As of October 27, 2020, 181 countries, as well as the European Community, have become parties to the FCTC. While the U.S. is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues.

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

Other International, Federal, State and Local Regulation and Governmental and Private Activity

International, Federal, State and Local Regulation

A number of states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars and e-vapor products), such as legislation that (1) prohibits the sale of tobacco product categories, such as e-vapor, (2) prohibits the sale of tobacco products with certain characterizing flavors, such as menthol cigarettes, (3) requires the disclosure of health information separate from or in addition to federally mandated health warnings and (4) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products (including proposals to ban all tobacco product sales). The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors without providing an exception for mint- or wintergreen-flavored products. As of October 27, 2020, 16 states and the District of Columbia have proposed legislation to ban flavors in one or more tobacco products, and five states, California, Massachusetts, New Jersey, Utah and New York, have passed such legislation. Similar legislation has been introduced in the U.S. Congress and was passed by the U.S. House of Representatives in 2020. Some of these states, such as New York and Utah, exempt certain products that have received FDA market authorization through the PMTA pathway. The legislation in California bans the sale of most tobacco products with characterizing flavors, including menthol, mint and wintergreen, effective January 1, 2021. Following enactment of the flavor ban in August 2020, several registered California voters filed a referendum against the legislation. Over 600,000 registered voter signatures must be collected to place the issue on the 2022 ballot, which, if successfully completed, would delay its implementation until after a vote on the referendum occurs. Altria’s tobacco operating companies, in conjunction with other companies, are funding this effort. Additionally, in October 2020, Altria’s tobacco operating companies, along with several other parties including R.J. Reynolds, filed a lawsuit challenging the flavor ban and seeking to enjoin its implementation. Massachusetts passed legislation capping the amount of nicotine in e-vapor products. Similar legislation is pending in three other states.

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

Altria’s tobacco subsidiaries have challenged and will continue to challenge certain federal, state and local legislation and other governmental action, including through litigation. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented that could have a material adverse impact on the business and volume of our tobacco subsidiaries and investees, and the consolidated results of operations, cash flows or financial position of Altria and its tobacco subsidiaries, including adversely affecting the value of Altria’s investment in JUUL.

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

Most jurisdictions within the U.S. have restricted smoking in public places and some have restricted vaping in public places. Some public health groups have called for, and various jurisdictions have adopted or proposed, bans on smoking and vaping in outdoor places, in private apartments and in cars transporting children. It is not possible to predict the results of ongoing scientific research or the types of future scientific research into the health risks of tobacco exposure and the impact of such research on legislation and regulation.

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

Governmental Investigations

From time to time, Altria, its subsidiaries and investees are subject to governmental investigations on a range of matters.  For example: (i) the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand (“CID”) to Altria while conducting its antitrust review of Altria’s investment in JUUL seeking information regarding, among other things, Altria’s role in the resignation of JUUL’s former chief executive officer and the hiring by JUUL of any current or former Altria director, executive or employee; (ii) the U.S. Securities and Exchange Commission (“SEC”) commenced an investigation relating to Altria’s disclosures and accounting controls in connection with the JUUL investment; and (iii) the Attorney General of the State of Minnesota issued a CID relating to the marketing of Nu Mark LLC (“Nu Mark”) e-vapor products, which were discontinued in 2018. Additionally, JUUL is currently under investigation by various federal and state agencies, including the SEC, the FDA and the FTC, and state attorneys general.  Such investigations vary in scope but at least some appear to include JUUL’s marketing practices; particularly as such practices relate to youth, and Altria may be asked in the context of those investigations to provide information concerning its investment in JUUL or relating to its marketing of Nu Mark e-vapor products.

Private Sector Activity on E-Vapor

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

With respect to tobacco, as with other agricultural commodities, crop quality and availability can be influenced by variations in weather patterns, including those caused by climate change. Additionally, the price of tobacco leaf can be influenced by economic conditions and imbalances in supply and demand. Economic conditions, including the economic effects of the COVID-19 pandemic, are unpredictable, which, among other economic factors, may result in changes in the patterns of demand for agricultural products and the cost of tobacco production which could impact tobacco leaf prices and tobacco supply. Tobacco production in certain countries also is subject to a variety of controls, including government-mandated prices and production control programs.  Moreover, certain types of tobacco are only available in limited geographies, including geographies experiencing political instability or government prohibitions on the import or export of tobacco, and loss of their availability could impair our subsidiaries’ ability to continue marketing existing products or impact adult tobacco consumer product acceptability.

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

Operating Results
Smokeable products segment

The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for the smokeable products segment:

	Operating Results
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change

Net revenues	$17,522	$16,837	4.1%	$6,313	$6,049	4.4%
Excise taxes	(3,950)	(3,998)		(1,407)	(1,406)
Revenues net of excise taxes	$13,572	$12,839		$4,906	$4,643

Reported OCI	$7,609	$6,864	10.9%	$2,789	$2,561	8.9%
Asset impairment, exit and implementation costs	—	79		—	4
Tobacco and health litigation items	73	43		34	3
COVID-19 special items	41	—		—	—
Adjusted OCI	$7,723	$6,986	10.5%	$2,823	$2,568	9.9%

Reported OCI margins [1]	56.1%	53.5%	2.6 pp	56.8%	55.2%	1.6 pp
Adjusted OCI margins [1]	56.9%	54.4%	2.5 pp	57.5%	55.3%	2.2 pp
1 Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2020 increased $685 million (4.1%), due primarily to higher pricing ($920 million), which includes higher promotional investments, partially offset by lower shipment volume ($189 million).

Reported OCI for the nine months ended September 30, 2020 increased $745 million (10.9%), due primarily to higher pricing ($920 million), which includes higher promotional investments, lower costs ($165 million) and 2019 asset impairment, exit and implementation costs ($79 million), partially offset by higher per unit settlement charges, lower shipment volume ($126 million), COVID-19 special items ($41 million) and higher tobacco and health litigation items ($30 million).

Adjusted OCI for the nine months ended September 30, 2020 increased $737 million (10.5%), due primarily to higher pricing ($920 million), which includes higher promotional investments, and lower costs ($165 million), partially offset by higher per unit settlement charges and lower shipment volume ($126 million).

Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2020 increased $264 million (4.4%), due primarily to higher pricing ($280 million), which includes higher promotional investments.

Reported OCI for the three months ended September 30, 2020 increased $228 million (8.9%), due primarily to higher pricing ($280 million), which includes higher promotional investments, and lower costs ($58 million), partially offset by higher per unit settlement charges and higher tobacco and health litigation items ($31 million).

Adjusted OCI for the three months ended September 30, 2020 increased $255 million (9.9%), due primarily to higher pricing ($280 million), which includes higher promotional investments, and lower costs ($58 million), partially offset by higher per unit settlement charges.

The following table summarizes the smokeable products segment shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(sticks in millions)
Cigarettes:
Marlboro	67,890	68,347	(0.7)%	24,258	24,081	0.7%
Other premium	3,496	3,772	(7.3)%	1,231	1,302	(5.5)%
Discount	6,205	6,564	(5.5)%	2,130	2,349	(9.3)%
Total cigarettes	77,591	78,683	(1.4)%	27,619	27,732	(0.4)%
Cigars:
Black & Mild	1,317	1,231	7.0%	468	426	9.9%
Other	8	7	14.3%	3	2	50.0%
Total cigars	1,325	1,238	7.0%	471	428	10.0%
Total smokeable products	78,916	79,921	(1.3)%	28,090	28,160	(0.2)%

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

The following table summarizes cigarettes retail share performance:

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2020	2019	Percentage Point Change	2020	2019	Percentage Point Change
Cigarettes:
Marlboro	43.0%	43.3%	(0.3)	43.3%	43.3%	—
Other premium	2.3	2.5	(0.2)	2.3	2.4	(0.1)
Discount	3.9	4.1	(0.2)	3.8	4.0	(0.2)
Total cigarettes	49.2%	49.9%	(0.7)	49.4%	49.7%	(0.3)

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

The smokeable products segment’s reported domestic cigarettes shipment volume for the nine months ended September 30, 2020 decreased 1.4%, driven primarily by retail share losses, partially offset by calendar differences and inventory trade movements. When adjusted for calendar differences, trade inventory movements and other factors, the smokeable products segment’s reported domestic cigarettes shipment volume for the nine months ended September 30, 2020 decreased by an estimated 2%.

When adjusted for calendar differences, trade inventory movements and other factors, estimated total domestic cigarette industry volumes for the nine months ended September 30, 2020 were unchanged.

The smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended September 30, 2020 decreased 0.4%, driven primarily by retail share losses and other factors, partially offset by the industry’s growth rate and trade inventory movements. When adjusted for trade inventory movements, the smokeable products segment’s reported domestic cigarettes shipment volume for the three months ended September 30, 2020 decreased by an estimated 1%.

When adjusted for trade inventory movements, estimated total domestic cigarette industry volumes for the three months ended September 30, 2020 increased by 1%.

Shipments of premium cigarettes accounted for 92.0% and 92.3% of smokeable products’ reported domestic cigarettes shipment volume for the nine and three months ended September 30, 2020, respectively, versus 91.7% and 91.5% for the nine and three months ended September 30, 2019, respectively.

Sequentially, Marlboro’s retail share of the total cigarette category for the three months ended September 30, 2020 increased 0.5 share points from the second quarter.

Total cigarettes industry discount category retail share increased 0.4 share points to 24.5% and 0.2 share points to 24.3% for the nine and three months ended September 30, 2020, respectively. Sequentially, total discount retail share decreased 0.3 share points from the second quarter of 2020.

PM USA and Middleton executed the following pricing and promotional allowance actions during 2020 and 2019:

▪Effective June 21, 2020, PM USA increased the list price on all of its cigarette brands by $0.11 per pack.

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

In addition on October 28, 2020, PM USA announced a list price increase effective November 1, 2020 on all of its cigarette brands by $0.13 per pack.

Oral tobacco products segment

The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for the oral tobacco products segment:

	Operating Results
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Net revenues	$1,901	$1,762	7.9%	$640	$620	3.2%
Excise taxes	(98)	(96)		(33)	(33)
Revenues net of excise taxes	$1,803	$1,666		$607	$587

Reported OCI	$1,297	$1,195	8.5%	$436	$417	4.6%
Asset impairment, exit, implementation and acquisition-related costs	6	16		4	5
COVID-19 special items	9	—		—	—
Adjusted OCI	$1,312	$1,211	8.3%	$440	$422	4.3%

Reported OCI margins [1]	71.9%	71.7%	0.2 pp	71.8%	71.0%	0.8 pp
Adjusted OCI margins [1]	72.8%	72.7%	0.1 pp	72.5%	71.9%	0.6 pp
1 Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2020 increased $139 million (7.9%), due primarily to higher pricing ($105 million), which includes higher promotional investments, and higher shipment volume ($31 million). Reported OCI for the nine months ended September 30, 2020 increased $102 million (8.5%), due primarily to higher pricing ($105 million), which includes higher promotional investments, and higher volume ($18 million), partially offset by higher investments in on!.

Adjusted OCI for the nine months ended September 30, 2020 increased $101 million (8.3%), due primarily to higher pricing ($105 million), which includes higher promotional investments, and higher volume ($18 million), partially offset by higher investments in on!.

Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2020 increased $20 million (3.2%), due primarily to higher pricing ($26 million), which includes higher promotional investments, partially offset by lower shipment volume ($8 million). Reported OCI for the three months ended September 30, 2020 increased $19 million (4.6%), due primarily to higher pricing ($26 million), which includes higher promotional investments, partially offset by lower shipment volume ($10 million).

Adjusted OCI for the three months ended September 30, 2020 increased $18 million (4.3%),due primarily to higher pricing ($26 million), which includes higher promotional investments, partially offset by lower shipment volume ($10 million).

The following table summarizes oral tobacco products segment shipment volume performance:

	Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(cans and packs in millions)
Copenhagen	395.0	393.1	0.5%	131.1	135.2	(3.0)%
Skoal	157.2	164.2	(4.3)%	52.3	55.7	(6.1)%
Other[1]	65.0	51.1	27.2%	23.3	18.1	28.7%
Total oral tobacco products	617.2	608.4	1.4%	206.7	209.0	(1.1)%
1 Other includes Red Seal and on!.

Altria’s estimated oral tobacco industry shipment volume for the current and comparable periods includes MST, snus and oral nicotine pouch products.

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

The following table summarizes oral tobacco products segment retail share performance (excluding international volume):

	Retail Share
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2020	2019	Percentage Point Change	2020	2019	Percentage Point Change
Copenhagen	32.1%	34.2%	(2.1)	31.8%	33.8%	(2.0)
Skoal	14.0	15.2	(1.2)	13.6	15.0	(1.4)
Other[1]	4.0	3.4	0.6	4.5	3.5	1.0
Total oral tobacco products	50.1%	52.8%	(2.7)	49.9%	52.3%	(2.4)
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

The oral tobacco products segment’s reported domestic shipment volume increased 1.4% for the nine months ended September 30, 2020, driven primarily by the industry’s growth rate, partially offset by retail share losses (primarily due to the growth of oral nicotine pouches). When adjusted for trade inventory movements and other factors, the oral tobacco products segment’s reported domestic shipment volume for the nine months ended September 30, 2020 increased by an estimated 1.5%.

The oral tobacco products segment’s reported domestic shipment volume decreased 1.1% for the three months ended September 30, 2020, driven primarily by retail share losses (primarily due to the growth of oral nicotine pouches), calendar differences and trade inventory movements, partially offset by the industry’s growth rate and other factors. When adjusted for calendar differences, trade inventory movements and other factors, the oral tobacco products segment’s reported domestic shipment volume for the three months ended September 30, 2020 increased by an estimated 4%.

Total oral tobacco products category industry volume increased by an estimated 6.5% over the past six months, driven primarily by growth in oral nicotine pouches.

The oral tobacco products segment’s retail share was 50.1% and 49.9% for the nine and three months ended September 30, 2020, respectively, and Copenhagen continued to be the leading oral tobacco brand with retail share of 32.1% and 31.8% for the nine and three months ended September 30, 2020, respectively. Share losses for both the segment and Copenhagen were due to the growth of oral nicotine pouches.

In stores with distribution, on! achieved a retail share of 2.1 percentage points of the oral tobacco category for the nine months ended September 30, 2020.

USSTC executed the following pricing actions during 2020 and 2019:

▪Effective October 20, 2020, USSTC increased the list price on its Skoal Blend products by $0.15 per can. USSTC also increased the list price on its Husky and Red Seal brands and its Copenhagen and Skoal popular price products by $0.08 per can. In addition, USSTC increased the list price on the balance of its Copenhagen and Skoal products by $0.07 per can.

▪Effective July 21, 2020, USSTC increased the list price on its Skoal Blend products by $0.15 per can.  USSTC also increased the list price on its Husky, Red Seal and Copenhagen brands and the balance of its Skoal products by $0.07 per can.

▪Effective February 18, 2020, USSTC increased the list price on its Skoal X-TRA products by $0.56 per can. USSTC also increased the list price on its Skoal Blend products by $0.16 cents per can and increased the list price on its Husky, Red Seal and Copenhagen brands and the balance of its Skoal products by $0.07 per can.

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

Adult consumer preferences among alcohol categories and within the wine category can shift due to a variety of factors, including changes in taste preferences, demographics or social trends, and changes in leisure, dining and beverage consumption patterns and economic conditions. Evolving adult consumer preferences pose challenges to the wine category, which has seen slowing volume growth and increases in inventory levels. Ste. Michelle has been experiencing product volume demand uncertainty, which has been further negatively impacted in the first nine months of 2020 by the economic uncertainty surrounding the COVID-19 pandemic. Ste. Michelle’s direct-to-consumer sales and on-premise sales in restaurants, bars and hospitality venues and on cruise lines have been, and continue to be, negatively impacted by disruptions arising from the COVID-19 pandemic, which also may have an impact on adult wine consumers going forward.

As a result of wine inventory levels significantly exceeding forecasted product volume demand, Ste. Michelle recorded pre-tax charges of $395 million in the first nine months of 2020. The charges primarily included a $292 million inventory write off and estimated losses of $100 million on future non-cancelable grape purchase commitments recorded in the first quarter of 2020. Ste. Michelle expects to record charges of approximately $20 million in 2020, consisting of inventory disposal costs and other charges. For further discussion see Asset Impairment, Exit and Implementation Costs in Note 3. Evolving adult consumer preferences, the current economic downturn, an extended disruption in on-premise sales or facility shutdowns, either voluntary or government-mandated, could result in a further slowdown in the wine category and otherwise have a material adverse effect on Ste. Michelle’s wine business, the consolidated results of operations, cash flows or financial position of Ste. Michelle.

As with other agricultural commodities, grape quality and availability can be influenced by plant disease and infestation, as well as by variations in weather patterns, such as fires and smoke damage from fires, including those caused by climate change. For example, in 2019, freezing temperatures reduced grape production and resulted in fewer grapes being available to Ste. Michelle. Additionally, Ste. Michelle has experienced some impact from the ongoing fires in the western United States. As of October 27, 2020, the impact has not been material to Altria, but Ste. Michelle continues to monitor the situation.

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

Operating Results

The following table summarizes operating results, includes reported and adjusted OCI margins, and provides a reconciliation of reported OCI to adjusted OCI for the wine segment:

	Operating Results
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Net revenues	$434	$483	(10.1)%	$157	$167	(6.0)%
Excise taxes	(14)	(15)		(5)	(5)
Revenues net of excise taxes	$420	$468		$152	$162

Reported OCI	$(347)	$50	(100.0)%+	$19	$16	18.8%
Implementation costs	395	—		1	—
Adjusted OCI	$48	$50	(4.0)%	$20	$16	25.0%

Reported OCI margins [1]	(82.6)%	10.7%	(93.3) pp	12.5%	9.9%	2.6 pp
Adjusted OCI margins [1]	11.4%	10.7%	0.7 pp	13.2%	9.9%	3.3 pp
1 Reported and adjusted OCI margins are calculated as reported and adjusted OCI, respectively, divided by revenues net of excise taxes.

Net revenues, which include excise taxes billed to customers, for the nine months ended September 30, 2020 decreased $49 million (10.1%), due primarily to lower shipment volume, partially offset by higher pricing, which includes lower promotional investments. Reported OCI for the nine months ended September 30, 2020 decreased $397 million (100.0%+), due primarily to the inventory-related charges discussed above (included in implementation costs and charged to cost of sales) and lower shipment volume, partially offset by higher pricing, which includes lower promotional investments, and lower costs.

Adjusted OCI for the nine months ended September 30, 2020 decreased $2 million (4.0%), due primarily to lower shipment volume, partially offset by higher pricing, which includes lower promotional investments, and lower costs.

Net revenues, which include excise taxes billed to customers, for the three months ended September 30, 2020 decreased $10 million (6.0%), due primarily to lower shipment volume. Reported OCI for the three months ended September 30, 2020 increased $3 million (18.8%), due primarily to lower selling, general and administrative costs, partially offset by lower shipment volume.

Adjusted OCI for the three months ended September 30, 2020 increased $4 million (25.0%), due primarily to lower selling, general and administrative costs, partially offset by lower shipment volume.

For the nine and three months ended September 30, 2020, Ste. Michelle’s reported wine shipment volume of 5,182 and 1,885 thousand cases, decreased 11.4% and 3.9%, respectively.

Financial Review

Cash Provided by/Used in Operating Activities

During the first nine months of 2020, net cash provided by operating activities was $5,844 million compared with $5,274 million during the first nine months of 2019. This increase was due primarily to higher net revenues in the smokeable products and oral tobacco products segments, lower payments as a result of savings from the cost reduction program announced in December 2018 and lower payments for tobacco and health litigation items, partially offset by higher income tax payments, timing of long-term debt interest payments, and lower dividends received from ABI in 2020.

Altria had a working capital deficit at September 30, 2020 and December 31, 2019. Altria’s management believes that Altria has the ability to fund working capital deficits with cash provided by operating activities and borrowings through its access to credit and capital markets, as discussed in the Debt and Liquidity section below.

Cash Provided by/Used in Investing Activities

During the first nine months of 2020, net cash used in investing activities was $107 million compared with $2,412 million during the first nine months of 2019. This decrease was due primarily to the investment in Cronos in 2019 and Helix’s third quarter 2019 acquisition of Burger Söhne Holding and its subsidiaries as well as certain affiliated companies.

Cash Provided by/Used in Financing Activities

During the first nine months of 2020, net cash used in financing activities was $3,713 million compared with $2,650 million during the first nine months of 2019. This increase was due primarily to the following:

▪proceeds of $16.3 billion from the issuance of long-term senior unsecured notes in 2019;
▪repayment of $1.0 billion in full of Altria senior unsecured notes at scheduled maturity in January 2020; and
▪higher dividends paid in 2020;

partially offset by:
▪repayments of $12.8 billion of short-term borrowings in 2019;
▪proceeds of $2.0 billion from the issuance of long-term senior unsecured notes in 2020;
▪repayment of $1.1 billion in full of Altria senior unsecured notes at scheduled maturity in August 2019; and
▪repurchases of common stock in 2019.

Debt and Liquidity

Credit Ratings - Altria’s cost and terms of financing and its access to commercial paper markets may be impacted by applicable credit ratings. The impact of credit ratings on the cost of borrowings under the Credit Agreement is discussed below.

At September 30, 2020, the credit ratings and outlook for Altria’s indebtedness by major credit rating agencies were:

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

COVID-19 - Due to the uncertainty surrounding the COVID-19 pandemic, including its duration, severity and ultimate overall impact on the global and U.S. economies and the businesses of Altria’s operating companies, Altria continues to maintain a higher than normal cash balance to preserve its financial flexibility. In addition to the borrowing under the Credit Agreement discussed above, Altria has taken the following actions to increase its cash position:
▪issued $2.0 billion of long-term senior unsecured notes; and
▪has not repurchased any shares during 2020 (in April 2020, the Board of Directors rescinded the $500 million remaining in its $1.0 billion share repurchase program).

At September 30, 2020, Altria’s receivables primarily reflect sales of wine produced and/or distributed by Ste. Michelle. Altria’s businesses anticipate that the COVID-19 pandemic may present challenges in ensuring timely payment and collection of accounts receivable for some of its customers. Altria will closely monitor these situations and will record an allowance for doubtful accounts against such receivables, if such conditions arise. As of the date of this Form 10-Q, Altria was not aware of any such conditions.

Debt - At September 30, 2020 and December 31, 2019, Altria’s total debt was $29.3 billion and $28.0 billion, respectively. The increase in debt was due to Altria’s May 2020 issuance of USD denominated long-term senior unsecured notes in the aggregate principal amount of $2.0 billion, the proceeds from which were used for general corporate purposes, which included repayment of the full amount borrowed under the Credit Agreement in the first quarter of 2020, partially offset by the repayment in full of $1.0 billion of Altria senior unsecured notes at scheduled maturity in January 2020.

For further details on short-term borrowings and long-term debt, see Note 10.

Guarantees and Other Similar Matters - As discussed in Note 12, Altria and certain of its subsidiaries had unused letters of credit obtained in the ordinary course of business, guarantees (including third-party guarantees) and a redeemable noncontrolling interest outstanding at September 30, 2020. From time to time, subsidiaries of Altria also issue lines of credit to affiliated entities. In addition, as discussed in Supplemental Guarantor Financial Information below, PM USA has issued guarantees relating to Altria’s obligations under its outstanding debt securities, borrowings under the Credit Agreement and amounts outstanding under the commercial paper program. These items have not had, and are not expected to have, a significant impact on Altria’s liquidity. For further discussion regarding Altria’s liquidity, see the Debt and Liquidity section above.

Payments Under State Settlement Agreements and FDA Regulation - As discussed previously and in Note 12, PM USA has entered into State Settlement Agreements with the states and territories of the United States that call for certain payments. In addition, PM USA, Middleton and USSTC are subject to quarterly user fees imposed by the FDA as a result of the FSPTCA. Altria’s subsidiaries recorded $3.6 billion and $3.4 billion of charges to cost of sales for the nine months ended September 30, 2020 and 2019, respectively, and $1.3 billion and $1.2 billion of charges to cost of sales for the three months ended September 30, 2020 and 2019, in connection with the State Settlement Agreements and FDA user fees. For further discussion of the resolutions of certain disputes with states and territories related to the NPM adjustment provision under the MSA, see Health Care Cost Recovery Litigation - NPM Adjustment Disputes in Note 12.

Based on current agreements, 2019 market share and estimated annual industry volume decline rates, the estimated amounts that Altria’s subsidiaries may charge to cost of sales for payments related to State Settlement Agreements and FDA user fees approximate $4.5 billion in 2020, $4.3 billion in 2021 and $4.2 billion each year thereafter. These amounts exclude the potential impact of any NPM Adjustment Items.

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

Litigation-Related Deposits and Payments - With respect to certain adverse verdicts currently on appeal, to obtain stays of judgments pending appeals, as of September 30, 2020, PM USA had posted appeal bonds totaling $61 million, which have been collateralized with restricted cash that is included in assets on the condensed consolidated balance sheet.

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

Equity and Dividends

In February 2020, Altria granted an aggregate of 0.9 million restricted stock units (“RSUs”) and 0.2 million performance stock units (“PSUs”) to eligible employees. The service restrictions for the RSUs and the PSUs lapse in the first quarter of 2023. In addition, the vesting of the PSUs depends first on Altria’s performance on certain financial metrics over the three-year vesting period. The payout resulting from the performance metrics is then scaled up or down by a total shareholder return (“TSR”) performance multiplier, which depends on Altria’s relative TSR against a predetermined peer group. The market value per share of the RSUs and the PSUs granted was $42.61 and $43.28, respectively, on the date of grant.

During the nine months ended September 30, 2020, 0.6 million shares of RSUs and PSUs vested. The total fair value of RSUs and PSUs that vested during the nine months ended September 30, 2020 was $27 million. The weighted-average grant date fair value per share of these awards was $66.62.

Dividends paid during the first nine months of 2020 and 2019 were $4,690 million and $4,498 million, respectively, an increase of 4.3%, reflecting a higher dividend rate, partially offset by fewer shares outstanding as a result of shares repurchased by Altria in 2019 under its share repurchase programs.

In July 2020, the Board of Directors declared a 2.4% increase in the quarterly dividend rate to $0.86 per share of Altria common stock versus the previous rate of $0.84 per share. The current annualized dividend rate is $3.44 per share. Altria has a long-term objective of a dividend payout ratio target of approximately 80% of its adjusted diluted EPS. Future dividend payments remain subject to the discretion of the Board of Directors.

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

Under applicable provisions of federal bankruptcy law or comparable provisions of state fraudulent transfer law, the Guarantees could be voided, or claims in respect of the Guarantees could be subordinated to the debts of the Guarantor, if, among other things, the Guarantor, at the time it incurred the Obligations evidenced by the Guarantees:
▪received less than reasonably equivalent value or fair consideration therefore; and
▪either:
▪was insolvent or rendered insolvent by reason of such occurrence;
▪was engaged in a business or transaction for which the assets of the Guarantor constituted unreasonably small capital; or
▪intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

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

The measures of insolvency for purposes of the foregoing considerations will vary depending upon the law applied in any proceeding with respect to the foregoing. Generally, however, the Guarantor would be considered insolvent if:
▪the sum of its debts, including contingent liabilities, was greater than the saleable value of its assets, all at a fair valuation;
▪the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or
▪it could not pay its debts as they become due.

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

The Guarantor will be unconditionally released and discharged from the Obligations upon the earliest to occur of:

▪the date, if any, on which the Guarantor consolidates with or merges into the Parent or any successor;
▪the date, if any, on which the Parent or any successor consolidates with or merges into the Guarantor;
▪the payment in full of the Obligations pertaining to such Guarantees; and
▪the rating of the Parent’s long-term senior unsecured debt by Standard & Poor’s Ratings Services of A or higher.

The Parent is a holding company; therefore, its access to the operating cash flows of its wholly owned subsidiaries consists of cash received from the payment of dividends and distributions, and the payment of interest on intercompany loans by its subsidiaries. Neither the Guarantor nor other 100% owned subsidiaries of the Parent that are not guarantors of the debt (“Non-Guarantor Subsidiaries”) are limited by contractual obligations on their ability to pay cash dividends or make other distributions with respect to their equity interests.

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

Summarized Balance Sheets
(in millions of dollars)

	Parent		Guarantor
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Assets
Due from Non-Guarantor Subsidiaries	$98	$88	$158	$158
Other current assets	4,130	2,155	867	831
Total current assets	$4,228	$2,243	$1,025	$989

Due from Non-Guarantor Subsidiaries	$4,790	$4,790	$—	$—
Other assets	16,903	18,129	1,915	1,743
Total non-current assets	$21,693	$22,919	$1,915	$1,743

Liabilities
Due to Non-Guarantor Subsidiaries	$1,121	$846	$664	$514
Other current liabilities	3,430	3,141	4,131	4,288
Total current liabilities	$4,551	$3,987	$4,795	$4,802

Total non-current liabilities	$30,813	$30,422	$1,154	$1,165

Summarized Statements of Earnings
(in millions of dollars)

	Parent [1]		Guarantor
	For the Nine Months Ended September 30, 2020	For the Year Ended December 31, 2019	For the Nine Months Ended September 30, 2020	For the Year Ended December 31, 2019
Net revenues	$—	$—	$16,783	$21,065
Gross profit	—	—	8,148	9,957
Net earnings (losses)	(892)	132	5,314	6,344
1 For the nine months ended September 30, 2020 and for the year ended December 31, 2019, net earnings (losses) includes $139 million and $124 million, respectively, of intercompany interest income from non-guarantor subsidiaries.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans, estimates and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying estimates or assumptions prove inaccurate, actual results could differ materially from those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements and whether to invest in or remain invested in Altria’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in, or implied by, any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these important factors and the risks we face throughout this Form 10-Q, particularly in Item 1A and in the “Business Environment” sections preceding our discussion of the operating results of our subsidiaries’ businesses, and in our publicly filed reports, including our 2019 Form 10-K, our Quarterly Report on Form 10-Q for the period ended March 31, 2020 (“First Quarter 2020 Form 10-Q”) and our Quarterly Report on Form 10-Q for the period ended June 30, 2020 (“Second Quarter 2020 Form 10-Q”). These factors include the following:
▪unfavorable litigation outcomes, including risks associated with adverse jury and judicial determinations, courts and arbitrators reaching conclusions at variance with our, our subsidiaries’ or our investees’ understanding of applicable law, bonding requirements in the jurisdictions that do not limit the dollar amount of appeal bonds, and certain challenges to bond cap statutes;
▪government (including FDA) and private sector actions that impact adult tobacco consumer acceptability of, or access to, tobacco products;
▪tobacco product taxation, including lower tobacco product consumption levels and potential shifts in adult consumer purchases as a result of federal, state and local excise tax increases;
▪unfavorable outcomes of any government investigations of Altria, our subsidiaries or investees;
▪a successful challenge to our tax positions;
▪the risks related to our and our investees’ international business operations, including failure to prevent violations of various U.S. and foreign laws and regulations such as laws prohibiting bribery and corruption;
▪the risks associated with health epidemics and pandemics, including the COVID-19 pandemic and similar outbreaks, such as their impact on our financial performance and financial condition and on our subsidiaries’ and investees’ ability to continue manufacturing and distributing products, and the impact of health epidemics and pandemics on general economic conditions (including any resulting recession or other economic crisis) and, in turn, adult consumer purchasing behavior which may be further impacted by any changes in government stimulus or unemployment payments;
▪the failure of our tobacco and wine subsidiaries and our investees to compete effectively in their respective markets;
▪the growth of the e-vapor category and other innovative tobacco products contributing to reductions in cigarette and MST consumption levels and sales volume;
▪our tobacco and wine subsidiaries’ and our investees’ continued ability to promote brand equity successfully; to anticipate and respond to evolving adult consumer preferences; to develop, manufacture, market and distribute products that appeal to adult consumers (including, where appropriate, through arrangements with, and investments in third parties); to improve productivity; and to protect or enhance margins through cost savings and price increases;
▪changes, including in economic conditions (due to the COVID-19 pandemic or otherwise), that result in adult consumers choosing lower-priced brands including discount brands;
▪the unsuccessful commercialization of adjacent products or processes by our tobacco subsidiaries and investees, including innovative tobacco products that may reduce the health risks associated with cigarettes and other traditional tobacco products, and that appeal to adult tobacco consumers;
▪significant changes in price, availability or quality of tobacco, other raw materials or component parts, including as a result of the COVID-19 pandemic;

▪the risks related to the reliance by our tobacco and wine subsidiaries on a few significant facilities and a small number of key suppliers and distributors, and the risk of an extended disruption at a facility of, or of service by, a supplier or distributor of our tobacco or wine subsidiaries or investees, including as a result of the COVID-19 pandemic;
▪required or voluntary product recalls as a result of various circumstances such as product contamination or FDA or other regulatory action;
▪the failure of our information systems or service providers’ information systems to function as intended, or cyber-attacks or security breaches;
▪our inability to attract and retain the best talent due to the impact of decreasing social acceptance of tobacco usage and tobacco control actions;
▪the adverse effect of acquisitions, investments, dispositions or other events on our credit rating;
▪our inability to acquire attractive businesses or make attractive investments on favorable terms, or at all, or to realize the anticipated benefits from an acquisition or investment and our inability to dispose of businesses or investments on favorable terms or at all;
▪the risks related to disruption and uncertainty in the credit and capital markets, including risk of access to these markets both generally and at current prevailing rates, which may adversely affect our earnings or dividend rate or both;
▪impairment losses as a result of the write down of intangible assets, including goodwill;
▪the risks related to Ste. Michelle’s wine business, including competition, unfavorable changes in grape supply, and changes in adult consumer preferences that have resulted and may continue to result in increased inventory levels and inventory write offs, and governmental regulations;
▪the risk that any challenge to our investment in JUUL, if successful, could result in a broad range of resolutions such as divestiture of the investment or rescission of the transaction;
▪the risks generally related to our investments in JUUL and Cronos, including our inability to realize the expected benefits of our investments in the expected time frames, or at all, due to the risks encountered by our investees in their businesses, such as operational, compliance and regulatory risks at the international, federal, state and local levels, including actions by the FDA, and adverse publicity; potential disruptions to our investees’ management or current or future plans and operations; domestic or international litigation developments, government investigations, tax disputes or otherwise; and impairment of our investments;
▪the risks related to our inability to acquire a controlling interest in JUUL as a result of standstill restrictions or to control the material decisions of JUUL, restrictions on our ability to sell or otherwise transfer our shares of JUUL until December 20, 2024, and non-competition restrictions for the same time period subject to certain exceptions;
▪the adverse effects of risks encountered by ABI in its business, including effects of the COVID-19 pandemic, foreign currency exchange rates and the impact of movements in ABI’s stock price on our equity investment in ABI, including on our reported earnings from and carrying value of our investment in ABI, which could result in impairment of our investment, and the dividends paid by ABI on the shares we own;
▪the risks related to our inability to transfer our equity securities in ABI until October 10, 2021, and, if our ownership percentage decreases below certain levels, the adverse effects of additional tax liabilities, a reduction in the number of directors that we have the right to have appointed to the ABI board of directors, and our potential inability to use the equity method of accounting for our investment in ABI;
▪the risk of challenges to the tax treatment of the consideration we received in the ABI/SABMiller business combination and the tax treatment of our equity investment; and
▪the risks, including criminal, civil or tax liability for Altria, related to Cronos’s or Altria’s failure to comply with applicable laws, including cannabis laws.

You should understand that it is not possible to predict or identify all factors and risks. Consequently, you should not consider the foregoing list to be complete. We do not undertake to update any forward-looking statement that we may make from time to time except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2020 and December 31, 2019, the fair value of Altria’s long-term debt, all of which is fixed-rate debt, was $33.8 billion and $30.7 billion, respectively. The fair value of Altria’s long-term debt is subject to fluctuations resulting from changes in market interest rates. A 1% increase in market interest rates at September 30, 2020 and December 31, 2019 would decrease the fair value of Altria’s long-term debt by $2.7 billion and $2.4 billion, respectively. A 1% decrease in market interest rates at September 30, 2020 and December 31, 2019 would increase the fair value of Altria’s long-term debt by $3.0 billion and $2.7 billion, respectively.

Interest rates on borrowings under the Credit Agreement are expected to be based on the London Interbank Offered Rate (“LIBOR”), or a mutually agreed upon benchmark rate, plus a percentage based on the higher of the ratings of Altria’s long-term senior unsecured debt from Moody’s and Standard & Poor’s. The applicable percentage based on Altria’s long-term senior unsecured debt ratings at September 30, 2020 for borrowings under the Credit Agreement was 1.0%. At September 30, 2020 and December 31, 2019, Altria had no borrowings under the Credit Agreement.

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

At September 30, 2020, the fair values of the Fixed-price Preemptive Rights and Cronos warrant were $15 million and $86 million, respectively. At December 31, 2019, the fair values of the Fixed-price Preemptive Rights and Cronos warrant were $69 million and $234 million, respectively. A 10% increase or decrease in the quoted market price of Cronos shares at September 30, 2020 would increase or decrease the fair values of the Fixed-price Preemptive Rights and Cronos warrant by approximately $4 million and $17 million, respectively. A 10% increase or decrease in the quoted market price of Cronos shares at December 31, 2019 would increase or decrease the fair values of the Fixed-price Preemptive Rights and Cronos warrant by approximately $13 million and $37 million, respectively.

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

Item 1A. Risk Factors.

Information regarding Risk Factors appears in Part I, Item 1A. Risk Factors of the 2019 Form 10-K and in Part II, Item 1A. Risk Factors of the First Quarter 2020 Form 10-Q and the Second Quarter 2020 Form 10-Q. Except as set forth below, there have been no material changes to the risk factors previously disclosed in the 2019 Form 10-K, the First Quarter 2020 Form 10-Q and the Second Quarter 2020 Form 10-Q.

The expected benefits of the JUUL transaction may not materialize in the expected manner or timeframe or at all.

Regardless of whether antitrust clearance is obtained, the expected benefits of the JUUL transaction may not materialize in the expected manner or timeframe or at all, including due to the risks encountered by JUUL in its business, such as operational risks and regulatory and legislative risks at the international, federal, state and local levels, including actions by the FDA, and adverse publicity due to underage use of e-vapor products and other factors; unanticipated impacts on JUUL’s relationships with employees, customers, suppliers and other third parties; potential disruptions to JUUL’s management or current or future plans and operations; or domestic or international litigation developments, investigations, or otherwise. As discussed in Note 12, JUUL and Altria and/or its subsidiaries, including PM USA, are named as defendants in various individual and class action lawsuits. JUUL also is named in a significant number of additional individual and class action lawsuits to which neither Altria nor its subsidiaries is a party. See Tobacco Space - Business Environment in Item 2 for a discussion of certain FDA-related regulatory risks applicable to the e-vapor category, including the potential removal of certain e-vapor products from the market as a result of FDA enforcement action and the potential denial of new tobacco product applications for e-vapor products. Failure to realize the expected benefits of our JUUL investment could adversely affect the value of the investment.

As discussed in Note 4, in 2019, as part of the preparation of our financial statements for the periods ended September 30, 2019, December 31, 2019 and September 30, 2020, we performed valuations of our investment in JUUL. As a result, we determined that our investment in JUUL was impaired and recorded total non-cash pre-tax impairment charges of $11.2 billion. Of this amount, Altria recorded non-cash pre-tax charges of $4.5 billion in the third quarter of 2019, $4.1 billion in the fourth quarter of 2019, and $2.6 billion in the third quarter of 2020. The third quarter 2019 impairment charge was due primarily to lower e-vapor sales volume assumptions in the U.S. and international markets and a delay in achieving operating margin performance, as compared to the assumptions at the time of the JUUL transaction. The fourth quarter 2019 impairment charge resulted substantially from increased discount rates applied to future cash flow projections, due to the increase in the number and type of legal cases pending against JUUL during the fourth quarter of 2019. The third quarter 2020 impairment charge resulted substantially from our projections of (i) a delay in JUUL’s international market expansion plans resulting in lower JUUL e-vapor sales volume and operating margin performance and (ii) JUUL experiencing downward pressure on revenues and gross margins due to our observed increase in competition in the U.S. e-vapor market. While we believe the September 30, 2020 valuation of $1.6 billion is the appropriate current fair value of our investment, the risks identified in this paragraph, some of which are also further discussed in Note 12 and in Item 2. Tobacco Space - Business Environment, are ongoing with respect to the current fair value. If the fair value of our investment in JUUL continues to decrease, it could have a material adverse effect on Altria’s consolidated financial position or earnings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2019, the Board of Directors authorized a new $1.0 billion share repurchase program. In April 2020, the Board of Directors rescinded the $500 million remaining in this share repurchase program.

Altria’s share repurchase activity for each of the three months in the period ended September 30, 2020, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

July 1-31, 2020	235	$41.06	—	$—
August 1-31, 2020	—	$—	—	$—
September 1-30, 2020	11,035	$43.74	—	$—
	11,270	$43.68	—

(1) The total number of shares purchased represents shares withheld by Altria in an amount equal to the statutory withholding taxes for vested stock-based awards previously granted to eligible employees.

Item 6. Exhibits.

22.1    Guarantor Subsidiary of the Registrant. Incorporated by reference to Altria Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 (File No. 1-08940).

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
October 30, 2020